Form 10-Q
period 1996-03-29
SOUTHWEST SECURITIES GROUP INC
filed 1996-05-10
CIK 878520

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                            Form 10-Q
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 29, 1996
                  Commission file number 0-19483


                 SOUTHWEST SECURITIES GROUP, INC.
       (Exact name of registrant as specified in its charter)


          Delaware                                  75-2040825
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

         1201 Elm Street, Suite 3500, Dallas, Texas         75270
         (Address of principal executive offices)         (Zip Code)


     Registrant's telephone number, including area code  (214) 651-1800


         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X    No

As of May 10, 1996, there were 8,783,630 shares of the registrant's common stock, $.10 par value, outstanding.

             SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES


                                  INDEX









Part 1. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition
 March 29, l996 and June 30, l995

Consolidated Statements of Income
 For the three and nine months ended March 29, l996 and March 31, 1995

Consolidated Statements of Cash Flows
 For the nine months ended March 29, l996 and March 31, 1995

Notes to Consolidated Financial Statements
 March 29, l996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

            SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

             Consolidated Statements of Financial Condition
                   March 29, l996 and June 30, l995
        (Dollars in thousands, except par values and share amounts)

                                                 March            June
                                              (Unaudited)
Assets
Cash                                          $      6,485     $      3,589
Assets segregated for regulatory purposes          246,444          202,367
Receivable from brokers, dealers and
 clearing organizations                          1,364,660          958,025
Receivable from clients, net of
 allowance for doubtful accounts                   385,870          309,684
Securities owned, at market value                   35,585           36,565
Other assets                                        21,945           25,749
                                              $  2,060,989     $  1,535,979

Liabilities and Stockholders' equity
Short-term borrowings                         $     89,998    $      69,539
Payable to brokers, dealers and
 clearing organizations                          1,239,467          883,586
Payable to clients                                 597,978          456,820
Drafts payable                                      31,918           25,359
Other liabilities                                   21,196           29,134
                                                 1,980,557        1,464,438

Stockholders' equity:
Preferred stock of $1.00 par value.
 Authorized 100,000 shares; none issued.               ---              ---
Common stock of $.10 par value.  Authorized
 10,000,000 shares.  Issued 8,792,807 and
 outstanding 8,783,630 at March 29, 1996 and
 8,763,396 at June 30, 1995.                           879              876
Additional paid-in capital                          27,107           26,860
Retained earnings                                   52,822           44,181
Receivable from employees under the
 Employee Stock Purchase Plan                        (302)            (376)
Treasury stock, at cost, 9,177 shares
 at March 29, 1996                                    (74)              ---
  Total Stockholders' equity                        80,432           71,541
Commitments and contingencies
                                              $  2,060,989     $  1,535,979









See accompanying Notes to the Consolidated Financial Statements.

           SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                  Consolidated Statements of Income
              For the three months and nine months ended
                  March 29, 1996 and March 31, 1995
      (Dollars in thousands, except per share and share amounts)
                              (Unaudited)

                                     Three Months Ended     Nine Months Ended
Revenues                              1996        1995       1996       1995
Net revenues from clearing
 operations                          $   4,921  $   2,518  $  12,556  $   7,694
Commissions                              9,339      6,312     26,908     19,133
Interest                                23,350     16,753     69,457     45,221
Investment banking, advisory and
 administrative fees                     2,703      1,986      9,040      6,360
Net gains on principal transactions      1,074      1,742      6,570      3,651
Other                                    2,900      1,382      6,992      3,535
                                        44,287     30,693    131,523     85,594

Expenses

Commissions and other
 employee compensation                  12,644      9,598     39,569     29,265
Interest                                16,772     11,173     49,964     29,497
Occupancy, equipment and computer
 service costs                           2,199      1,963      6,996      6,332
Communications                           2,574      1,601      6,636      4,773
Floor brokerage and clearing
 organization charges                      969        842      2,917      2,395
Other                                    3,355      2,520     10,497      7,639
                                        38,513     27,697    116,579     79,901
Income before income taxes               5,774      2,996     14,944      5,693

Provision for income taxes               2,050      1,155      5,249      2,079
Net Income                           $   3,724  $   1,841  $   9,695  $   3,614
Earnings per share                   $     .42  $    . 23  $    1.10  $     .44
Weighted average shares outstanding  8,783,630  8,052,732  8,785,727  8,138,652







See accompanying Notes to Consolidated Financial Statements

      SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES


           Consolidated Statements of Cash Flows
 For the nine months ended March 29, 1996 and March 31, 1995
                  (Dollars in thousands)
                       (Unaudited)

                                                        1996          1995
Cash flows from operating activities:
Net income                                          $     9,695   $     3,614
 Adjustments to reconcile net income
  to net cash used in operating activities:
  Depreciation and amortization                           2,129         2,113
  Provision for doubtful accounts                           932           606
  Deferred income taxes                                 (1,013)           ---
  (Increase) decrease in assets segregated
   for regulatory purposes                             (44,077)         8,219
  Net change in broker, dealer and
   clearing organization accounts                      (50,754)      (50,260)
  Net change in client accounts                          64,040       (4,976)
  Decrease in securities owned                              980         9,489
  Increase (decrease) in other assets                     4,565       (8,173)
  Increase in drafts payable                              6,559         2,677
  Decrease in other liabilities                         (7,975)       (1,393)
   Net cash used in operating activities               (14,919)      (38,084)

Cash flows from investing activities:
  Purchase of furniture, equipment,
   and leasehold improvements                           (2,116)       (1,064)
  Disposal of furniture, equipment,
   and leasehold improvements                               232           ---
   Net cash used in investing activities                (1,884)       (1,064)

Cash flows from financing activities:
  Proceeds from short term borrowings                    20,459        37,535
  Payment of capital lease obligation                       ---         (723)
  Purchase of treasury stock                               (74)       (1,880)
  Proceeds from employees for
   Employee Stock Purchase Plan                              74            19
  Net proceeds from issuance of common stock                250           ---
  Payment of cash dividend on common stock              (1,010)         (830)
   Net cash provided by financing activities             19,699        34,121

Net increase (decrease) in cash                           2,896       (5,027)
Cash at beginning of period                               3,589        10,207
Cash at end of period                               $     6,485   $     5,180




See accompanying Notes to the Consolidated Financial Statements.

             SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                                (Unaudited)
General and Basis of Presentation
The accompanying interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its wholly owned subsidiaries, (collectively, the "Company"), Southwest Securities, Inc. ("Southwest"), Brokers Transaction Services, Inc. ("BTS"), Southwest Investment Advisors, Inc. ("Advisors"), Trust Company of Texas ("Trust Company"), Westwood Management Corporation ("Westwood"), and SW Capital Corporation ("Capital"). Southwest and BTS are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 29, 1996, and for the three and nine month periods ended March 29, 1996 and March 31, 1995, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's annual audited report as of June 30, 1995. Amounts included for June 30, 1995 are from the audited financial statements as filed on Form 10-K.

Cash Flow Reporting
Cash paid for interest was $49,121,000 and $28,391,000 for the periods ended March 29, 1996 and March 31, 1995, respectively. Cash paid during the period for income taxes was $3,540,000 and $1,197,000 in 1996 and 1995, respectively.

Securities Purchased Under Agreements to Resell (Reverse Repurchase Agreements) Southwest, from time to time, enters into reverse repurchase agreements (collateralized by U.S. Government or U.S. Government agency securities), for the purpose of segregating assets for the exclusive benefit of its customers. Under a master repurchase agreement ("Agreement") with Trust Company, securities purchased under the reverse repurchase agreement are identified and segregated by Trust Company on its books and records as subject to the Agreement. Management regularly monitors the market value of the underlying securities relating to outstanding reverse repurchase agreements.

Assets Segregated for Regulatory Purposes
At March 29, 1996, the Company had reverse repurchase agreements of $99,071,000 and U.S. Treasury securities with a market value of $147,373,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act, at Trust Company. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $100,515,000. At June 30, 1995, the Company had reverse repurchase agreements of $82,083,000, and U.S. Treasury securities with a market value of $120,284,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $82,953,000 at June 30, 1995.

Receivable from and Payable to Brokers, Dealers and Clearing
Organizations At March 29, l996 and June 30, l995, the Company had receivables from and payables to brokers, dealers and clearing organizations relating to the following (000's omitted):

                                              March               June
Receivables:
Securities failed to deliver               $    15,531         $    26,419
Securities borrowed                          1,264,304             863,648
Correspondent broker/dealers                    75,191              58,523
Clearing organizations                             443                 608
Other                                            9,191               8,827
                                           $ 1,364,660         $   958,025


                                              March               June

Payables:
Securities failed to receive               $    17,175         $    24,419
Securities loaned                            1,209,594             848,722
Correspondent broker/dealers                     8,575               7,246
Other                                            4,123               3,199
                                           $ 1,239,467         $   883,586

Short-term Borrowings
Southwest has credit arrangements with commercial banks, which include broker loan lines up to $215,000,000 to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in clients' margin accounts. This line may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at the brokers' call rate. The amount outstanding under these credit facilities at March 29, 1996 was $76,015,000 and was collateralized by marketable securities owned valued at approximately $19,138,000, securities held for correspondent broker/dealer accounts valued at approximately $67,818,000 and clients' securities valued at approximately $71,545,000. At March 29, 1996, Southwest had securities sold under agreements to repurchase for $l3,983,000, maturing April 2, 1996. Additionally, Southwest had an irrevocable letter of credit agreement at March 29, 1996 aggregating $10,300,000, pledged to support its open positions with an options clearing corporation. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients and non-clients margin accounts with a value of $15,402,000.

Net Capital Requirements
The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $l,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-1 under the l934 Act. At March 29, 1996, Southwest had net capital of $46,786,000, or approximately 10% of aggregate debit balances, which is $38,982,000 in excess of its minimum net capital requirement of $7,804,000 at that date.

Additionally, the net capital rule of the New York Stock Exchange, Inc. provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 29, l996, Southwest had net capital of $23,177,000 in excess of 5% of aggregate debit items.

BTS follows the primary (aggregate indebtedness) method under Rule 15c3-3, which requires it to maintain minimum net capital of $100,000 at March 29, 1996. At that date, BTS had net capital of $153,000 which is $53,000 in excess of its minimum net capital requirement at that date.

Trust Company is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. At March 29, 1996, Trust Company had total stockholder's equity of $4,663,000 which is $3,663,000 in excess of its minimum capital requirement at that time.

Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share. The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five year period bearing interest at the Applicable Federal Rate (5.47% at March 29, 1996). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at March 29, 1996 was $302,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Southwest Securities Group, Inc. (The "Company"), through its principal subsidiary, Southwest Securities, Inc. ("Southwest"), provides securities transaction processing and other related services and operates a full-service brokerage, investment banking and asset management firm. Its primary business is delivering a broad range of securities transaction processing services to broker/dealers, including the brokerage affiliates of commercial banks. Transaction processing services include cost-effective integrated trade execution, clearing, client account processing and other customized services ("Transaction Processing"). Southwest also provides services that are directly related to Transaction Processing including margin lending and stock loan services. The Company also provides securities brokerage and investment services primarily to individuals, provides investment banking services to municipal and corporate clients and trades fixed income and equity securities. Brokers Transaction Services, Inc., ("BTS") a wholly owned subsidiary of the Company, and a National Association of Securities Dealers registered broker/dealer, contracts with independent registered representatives for the administration of their securities business. Southwest Investment Advisors, Inc., a wholly owned subsidiary of the Company is a registered investment advisor and currently inactive. SW Capital Corporation, a wholly owned subsidiary of the Company, administers the Local Government Investment Cooperative ("LOGIC") program. The LOGIC program allows participants to pool their available funds, resulting in increased economies of scale, which allow higher returns while maintaining a high degree of safety and liquidity. In addition, the Company offers asset management and trust services through its wholly owned subsidiaries, Westwood Management Corporation and The Trust Company of Texas.

While Southwest has over 200 correspondents, one correspondent, BA Investment Services, Inc., ("BAIS") accounted for 3% and 5% of the Company's revenues in fiscal years 1995 and 1994, respectively. BAIS is a wholly owned subsidiary of BankAmerica Corp. BAIS has modified its clearing agreement with Southwest and is now clearing a substantial amount of its own transactions. Management believes that, based on the Transaction Processing and related services provided to BAIS in fiscal 1995, the agreement modifications will reduce fiscal 1996 revenues by approximately $3,000,000 with minimal impact on revenues in subsequent years.

The most important facet of the Company's operations is Transaction Processing and related services. Substantially all of the revenues from Transaction Processing are shown on the Company's Consolidated Statements of Income as net revenues from clearing operations. Increased Transaction Processing and related services have resulted in increases in certain revenues, including net revenues from clearing operations, interest revenue from margin loans to clients of Southwest's Correspondents and to Correspondents for their own security inventory positions and money market administrative fees. The resultant increases in retained earnings have increased the capital of the Company which in turn has permitted the Company to expand all areas of its operations.

Other major sources of revenues are commissions from Southwest's client transactions and interest revenue from margin loans to its own clients, stock loan transactions and other interest-bearing assets. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The major expenses incurred by the Company relate to payment of commissions, overall compensation and benefits for both sales and administrative personnel and the costs of funds to finance the Company's securities operations, including short-term borrowings, stock loan transactions and other interest-bearing obligations.

During fiscal 1994, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock in the open market. The Company's Board has granted management the authority to repurchase the Company's common stock from time to time at its discretion as market conditions permit. A total of 710,527 shares were purchased in fiscal 1994 and 1995 at a total cost of $4,776,000. All of these shares were issued in 1995 for use in the Employee Stock Purchase Plan and the acquisition of Barre & Company, Inc.

In August 1994, the Company authorized an employee stock purchase plan available to eligible employees. The shares available for purchase were those purchased in the Company's series of treasury stock acquisitions. At March 29, 1996, the amount receivable from employees under the Employee Stock Purchase Plan was $302,000.

Three Months Ended March 29, l996 Compared With the
 Three Months Ended March 31, l995

Total revenues increased by $13,594,000, or 44%, in the third quarter of fiscal 1996 to $44,287,000 compared to $30,693,000 in the third quarter of fiscal 1995. Improved market conditions as well as an increase in the number of correspondents resulted in increased revenues from Transaction Processing of $2,403,000, an increase of 95%. The increased activity in the securities markets also contributed to an increase in commissions generated by Southwest brokers and BTS registered representatives. Commissions increased $3,027,000 to $9,339,000, an increase of 48% when compared with revenues in the third quarter of fiscal 1995 of $6,312,000. Interest income increased to $23,350,000, an increase of $6,597,000, or 39%, while interest expense increased 50%, or $5,599,000 to $16,772,000. This resulted in an increase in net interest revenue of $998,000 or 18% due to increased balances in securities lending accounts and a continuing favorable interest rate environment. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of March 29, 1996, were $1,264,304,000 and $1,209,594,000, respectively. As of March 31, 1995, these amounts were $882,122,000 and $857,352,000. Investment banking, advisory and administrative fees increased $717,000 or 36% to $2,703,000 primarily due to an increase in managed accounts and fees received for investment banking services during the third quarter of fiscal 1996 when compared to the same period in the previous year. Net gains on principal transactions decreased 38% or $668,000 to $1,074,000, principally due to a decline in trading and underwriting income on fixed income securities.

Total expenses increased $10,816,000 or 39% to $38,513,000 when compared to the quarter ended March 31, 1995 primarily as the result of increased interest expense, as discussed above, and increased commission and employee compensation expense. Commissions and other employee compensation increased $3,046,000 or 32% compared to the same period last year as a result of increased commissions generated by Southwest and BTS registered representatives and an increase in the number of employees to 561 at March 29, 1996 compared to 432 at March 31, 1995. Other expenses increased $835,000 or 33% to $3,355,000 due to expenses associated with trading and underwriting fixed income securities.

Nine Months Ended March 29, 1996 Compared with the
 Nine Months Ended March 31, 1995

Total revenues for the nine months ended March 29, 1996 increased $45,929,000 or 54% when compared to same period last year. As discussed above, increased activity in the securities markets and an increase in the number of correspondents resulted in increased revenues from Transaction Processing and commissions. Net revenues from clearing operations increased to $12,556,000 an increase of $4,862,000 or 63% from a year ago. Commissions generated by Southwest brokers and BTS registered representatives increased $7,775,000 in the first nine months of fiscal 1996 to $26,908,000, compared to $19,133,000 in fiscal 1995. Interest income increased $24,236,000 or 54% to $69,457,000 from $45,221,000, while interest expense increased $20,467,000 or 69% to $49,964,000 compared to $29,497,000. Net interest revenue increased $3,769,000 to $19,493,000 from $15,724,000, an increase of 24% due to the increase in securities lending accounts and a favorable interest rate environment. An increase in managed accounts and fees received for investment banking services during the first nine months of fiscal 1996 resulted in increased investment banking, advisory and administrative fee income of $2,680,000 or 42% when compared to the same period last year. Favorable market conditions resulted in increased net gains on principal transactions and other income.

Total expenses for the nine months ended March 29, 1996 were $116,579,000 which was $36,678,000 or 46% higher than the same period last year primarily as the result of interest expense and increased compensation. Commissions and other employee compensation increased due to the increase in commissions generated by Southwest brokers and BTS representatives and in the number of employees. Other expenses rose $2,858,000 generally due to expenses associated with trading and underwriting fixed income securities.

Liquidity and Capital Resources

Approximately 98% of the Company's assets consist of cash, assets segregated for regulatory purposes, marketable securities and receivables from clients (representing borrowings from Southwest by clients to finance the purchase of securities on margin, which are secured by marketable securities) and from brokers, dealers, and clearing organizations. All assets are financed by the Company's equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits, and other payables. Southwest maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to absorb losses from the inherent risks in receivables from clients, clients of correspondents and correspondents themselves. As of March 29, 1996, the allowance was approximately $4,800,000.

Southwest has credit arrangements with several commercial banks, which include broker loan lines up to $215,000,000 to finance securities owned, securities held for correspondent accounts and receivables in client margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. As of March 29, l996, the Company had $76,015,000 outstanding as loans under these arrangements. Outstanding balances under these credit arrangements are due on demand, bear interest at the brokers' call rate, and are collateralized by securities of Southwest and its clients. At March 29, 1996 Southwest had securities sold under agreements to repurchase
totaling $13,983,000, which matured   April 2, 1996.   The repurchase
agreements were collateralized by certain U.S. Government agency securities, held by a third party with a market value of $13,966,000. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of Southwest.
Southwest is subject to the requirements of the Securities and Exchange Commission and the New York Stock Exchange relating to liquidity, capital standards and the use of client funds and securities. The Company has historically operated in excess of the minimum net capital requirements.


Effects of Inflation

Management does not believe that changes in replacement costs of fixed assets will materially affect the Company's operations. The rate of inflation, however, affects the Company's expenses, such as employee compensation, rent and communications. Increases in these expenses may not be readily recoverable in the price the Company charges for its services. Inflation can have significant effects on interest rates which in turn can affect prices and activities in the securities markets. These fluctuations may have an adverse impact on the Company's operations.

Part II.  Other Information

Item 1. Legal Proceedings

None Reportable (229.103)

Item 2.  Changes in Securities

None Reportable (Per Instructions to Form 10-Q)

Item 3.  Defaults upon Senior Securities

None Reportable (Per Instructions to Form 10-Q)

Item 4.  Submission of Matters to a Vote of Security Holders

None Reportable (Per Instructions to Form 10-Q)

Item 5.  Other Information

None Reportable (Per Instructions to Form 10-Q)

Item 6.  Exhibits and Reports on Form 8-K

EXHIBITS

10.1    Executive Compensation

The information required by this item regarding Executive compensation is incorporated by reference to pages 10 through 13 of the Company's Proxy Statement dated September 22, 1995 which was filed with the Commission pursuant to Regulation 240.14a (6) (c) prior to October 28, 1995.

REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Southwest Securities Group, Inc.
                                (Registrant)
May 10, 1996                    /S/David Glatstein
   Date                         (Signature)
                                David Glatstein
                                President


May 10, 1996                    /S/ Stacy Hodges
   Date                         (Signature)
                                Stacy Hodges
                                Controller