Form 10-K
period 1996-06-28
SOUTHWEST SECURITIES GROUP INC
filed 1996-09-24
CIK 878520

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 28, 1996
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _____ TO ______

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

      Securities registered pursuant to Section 12 (b) of the Act:  None
                                                                    ----

         Securities registered pursuant to  Section 12 (g) of the Act:
                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            X
                     ---

As of August 31, 1996, there were 8,783,630 shares of the Registrant's common stock, $.10 par value, outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $70,394,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of shareholders to be held November 6, 1996, which will be filed with the Commission pursuant to Regulations 240.14a (6)(c) prior to October 26, 1996, are incorporated by reference into Part I and Part III of the Report on Form 10-K.

                                    PART I

Item 1.   Business

GENERAL

     Southwest Securities Group, Inc. and subsidiaries (Registrant), collectively the "Company" is a Delaware corporation incorporated in 1972 and through its principal subsidiary, Southwest Securities, Inc. (Southwest), provides securities transaction processing and other related services and operates a full-service brokerage, investment banking and asset management firm. Its primary business is delivering a broad range of securities transaction processing services to broker/dealers. Transaction processing services include cost-effective integrated trade execution, clearing, client account processing and other customized services ("Transaction Processing"). Southwest also provides services that are directly related to Transaction Processing, including margin lending and stock loan services.

     Southwest's Transaction Processing services are currently provided on a fully disclosed basis to 228 Correspondents. These Correspondents are located in 33 states, 2 foreign countries and one U.S. Territory.

     The Company also provides securities brokerage and investment services primarily to individuals, provides investment banking services to municipal and corporate clients and trades fixed income and equity securities. In addition, through Brokers Transaction Services (BTS), a wholly owned subsidiary of the Company and a National Association of Securities Dealers (NASD) registered broker/dealer, the Company contracts with independent registered representatives for the administration of their securities business. The Company offers asset management and trust services through Westwood Management Corporation ("Westwood") and Trust Company of Texas ("Trust Company"). The Company also offers an investment program called the Local Government Investment Cooperative, or LOGIC, for cities, counties, schools and other local governments across Texas. LOGIC is operated by a subsidiary of the Company, SW Capital Corporation. In addition to providing revenues to the Company, the Company also believes that many of these activities complement the Transaction Processing business by providing additional products and services which are utilized by its Correspondents.

     Over the five fiscal years ended June 28, 1996, the Company's revenues grew from $67.5 million to $181.8 million and its net income grew from $6.7 million in fiscal 1992 to $14.0 million in fiscal 1996. The primary factors responsible for the Company's growth have been an increase in the number of transactions processed for existing Correspondents, the addition of new Correspondents, and the expansion of related services and products including margin loans, stock loans and investment products. The Company's retail brokerage, investment banking and trading activities have also contributed to its growth.

     Headquartered in Dallas, Texas, Southwest operates 13 retail brokerage offices in Texas, New Mexico and Oklahoma. As of June 28, 1996, the Company had 638 full-time employees, including 118 account executives employed by Southwest. In addition, BTS had contracts with 462 independent registered representatives in 33 states.

     Southwest is a member firm of the New York Stock Exchange, Inc. (NYSE), the American Stock Exchange, Inc., and the Chicago Stock Exchange, Inc. It is also a member of the NASD, the Securities Investor Protection Corporation (SIPC), and
other regulatory and trade organizations.   SIPC provides protection for clients
up to $500,000 each with a limitation of $100,000 for claims for cash balances. Southwest purchases insurance which, when combined with the SIPC insurance, provides total coverage in certain circumstances of up to $25.0 million per client for securities held in clients' accounts with no aggregate limit.

BUSINESS STRATEGY

     The Company's strategy is to capitalize on the expanding market for the outsourcing of Transaction Processing by providing high quality service to broker/dealers, including brokerage affiliates of commercial banks. The Company has also expanded into other areas of operations which complement Transaction Processing by providing additional products and services to its Correspondents. These areas include margin loans, stock loans, investment banking services for municipal and corporate clients, trading fixed income and equity securities, asset management and trust services. In addition, Southwest operates its own retail brokerage operation in order to attract account executives who prefer to be employees of Southwest rather than independent contractors or Correspondents.

     The Company's business strategy addresses certain important changes affecting the securities industry. In recent years, individual account executives have been leaving their employers to form their own broker/dealer firms. Many of these broker/dealers choose to outsource their Transaction Processing to a third party, such as Southwest.

     Rapid technology changes in both software and hardware are causing many brokerage firms and banks to change the way they view potential investments in maintaining up-to-date systems capabilities. An outsourcing arrangement with a transaction processor allows a broker/dealer to eliminate much of the risk and difficulty of managing technology and receive Transaction Processing and related services for a known variable cost.

     In order to address the foregoing changes and take advantage of the opportunities afforded thereby, the Company has adopted a business strategy which includes the following major elements:

     Focus on Independent and Bank-Affiliated Broker/Dealers. Southwest markets its Transaction Processing services to broker/dealers and bank-affiliated broker/dealers who elect to have a third party process their securities transactions for a number of reasons including: (i) the complex nature of the Transaction Processing business; (ii) the desire to have variable rather than fixed overhead costs associated with a variable flow of transactions; and (iii) a prohibitively high level of capital needed to support the processing of securities transactions. Many of Southwest's Correspondents are smaller broker/dealers. Southwest and BTS also recruit and train registered representatives and provide marketing services for small and medium-sized banks entering the securities business.

     Offer a Broad Range of Services. While the Company's primary business focus is to provide Transaction Processing and related services, the Company also provides complementary products and services, including investment banking services for municipal and corporate clients, fixed income and equity trading, asset management and trust services. The Company believes that many of these activities complement the Transaction Processing business by providing additional products and services to its Correspondents. The Company continually seeks to find new ways to support and enhance more effectively the business of its Correspondents.

     Provide Sophisticated Data Processing Technology. Electronic data processing is an integral part of Southwest's Transaction Processing capabilities. Southwest operates sophisticated data processing hardware and software to execute and process securities transactions and is engaged in continuing software development and regular up-grades on its computer hardware. The Company's data center features eight fault-tolerant Tandem Cyclone computers and a sophisticated telecommunications network supporting over 2,000 terminals. While Southwest's software is licensed from Securities Industry Software Corporation, it employs in-house programmers to develop proprietary enhancements and to maintain its system. The "on-line, real-time" system makes it possible for a broker to input a desired transaction and immediately have the transaction posted to the Correspondent's account and a confirmation of the transaction printed. This system differs from the "batch" system, which does not provide for immediate posting, confirmation and printing of a transaction. Southwest provides brokerage accounting, order entry and market data in a local area network/wide area network environment as well as through other traditional communication environments.

     Southwest intends to continue to make significant technology investments including participation in a joint venture with eight other broker/dealers. The joint venture, Comprehensive Software Systems, Ltd., is attempting to develop the next generation of software for the securities industry capable of running on hardware ranging from personal computers to mainframes. This design is expected to accommodate a variety of hardware platforms and operating systems with a large degree of customization at each location. The system is expected to be completed in 1997.


PROCESSING OPERATIONS

     Southwest provides Transaction Processing on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Correspondent's client is known to Southwest, and Southwest physically maintains the client's account and performs a variety of services as agent for the Correspondent.

     The execution and clearing process requires the performance of a series of complex steps, many of which are accomplished with data processing equipment. The execution process begins when the Correspondent accepts its client's order for the purchase or sale of securities and electronically transmits the order to Southwest's data center for processing. Southwest, in turn, routes the order to the market in which it believes it can effect the best execution. In the execution of some listed and some over-the-counter transactions, Southwest receives payment for that order flow. After execution, a written confirmation containing the details of each transaction is automatically produced and delivered to the Correspondent's client and posted to their client's account.

     Southwest clears the transaction by taking possession of the cash of the Correspondent's client, if securities are being purchased, or certificates, if any, if securities are being sold, and by delivering cash or certificates to the broker for the other party to the transaction. Southwest collects from the Correspondent's client the money due on the transaction, including the commission charged by the Correspondent, deducts from the commission the charge for execution and clearing and any other amounts due Southwest, and remits the net commission to the Correspondent on a monthly basis. Cash or certificates received by Southwest for the Correspondent's client are either held in the account or delivered to the customer. Southwest sends the client a monthly or quarterly statement of the client's account. The actual clearing functions for multiple transactions involving many brokerage firms are much more complex than is described above. Instead of matching each buyer and seller in a transaction and making delivery to and receiving payment from each of them, the securities industry has established a netting process whereby securities and money are delivered or received between brokerage firms through central clearing houses.

     The following table sets forth, for each of the last three fiscal years, certain information relating to the number of client transactions processed and the number of Correspondents at the end of each year:

                                          Fiscal 1996  Fiscal 1995  Fiscal 1994
                                          -----------  -----------  -----------
Tickets for Correspondents (except BTS)     1,831,455      670,495      637,327

Tickets for BTS                                80,258       57,228       44,335
Tickets for Southwest account executives      128,487       97,042      111,299
                                          -----------  -----------  -----------

Total Tickets                               2,040,200      824,765      792,961
                                          ===========  ===========  ===========

Number of Correspondents*                         228          205          192
                                          ===========  ===========  ===========

- -------------
  * Number at fiscal year end. BTS is included as one Correspondent. See "Brokerage - Brokers Transaction Services, Inc." below.


     While Southwest has over 220 correspondents, one correspondent, BA Investment Services, Inc., ("BAIS") accounted for 1%, 3% and 5% of the Company's revenues in fiscal years 1996, 1995 and 1994, respectively. BAIS is a wholly owned subsidiary of BankAmerica Corp. During fiscal year 1996, BAIS terminated its clearing agreement with Southwest. Management believes that based on the Transaction Processing and related services provided to BAIS during fiscal 1996, the agreement modifications will have minimal impact on revenues in subsequent years.


LENDING ACTIVITIES AND OTHER SOURCES OF INTEREST INCOME

     Southwest derives interest revenue in connection with extending credit to its own clients and clients of its Correspondents to enable those clients to purchase securities on margin. Southwest also extends credit directly to Correspondents to the extent the Correspondents hold securities positions for their own accounts. Other sources of interest income include investing excess credit balances for its own clients and clients of its Correspondents, interest generated by trading portfolios of fixed income securities and securities lending activities.

     Client Financing. Transactions in securities are effected on either a cash or margin basis. In margin transactions, Southwest extends credit for a portion of the purchase price, which is collateralized by securities and cash in the client's account, and receives income from interest charged on such extension of credit. The amount of the loan is subject to the margin regulations ("Regulation T") of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and Southwest's internal policies, which in many instances are more stringent than Regulation T or NYSE requirements. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, the NYSE regulates the percentage of client cash or securities that must be on deposit at all times as collateral for the loans. Southwest is subject to the risk of a market decline, which could reduce the value of its collateral below the client's indebtedness before the collateral could be sold. Agreements with margin account clients permit Southwest to liquidate clients' securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, Southwest may be unable to liquidate clients' securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged, or a stop order is issued with regard to pledged securities.

     Interest is charged to clients on the amount borrowed to finance margin transactions. The financing of margin purchases is an important source of revenue to Southwest since the interest rate paid by the client on funds loaned by Southwest exceeds Southwest's cost of short-term funds. The interest rate charged to clients on such loans is based on the brokers' call rate (the rate paid to banks by brokers on loans collateralized by securities). Interest earned on client margin transactions represented approximately 26% of total interest income during the most recent fiscal year. At June 28, 1996, margin receivables were approximately $464,158,000.

     The primary source of funds to finance clients' margin account balances has been credit balances in clients' accounts. As of June 28, 1996, clients' credit balances available to Southwest were approximately $494,391,000. Southwest pays interest to clients on most of the funds at a rate determined periodically. SEC regulations restrict the use of client's funds to the financing of clients' activities including margin account balances and, to the extent not so used, such funds are required to be deposited in a special account for the benefit of clients. Interest income earned by the Company on these deposits totaled approximately 12% of interest income in fiscal 1996.

     Securities Lending Activities. Southwest performs securities lending services for its own clients, clients of Correspondents and Correspondents themselves as well as for other broker/dealers and lending institutions. Southwest's securities borrowing and lending activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker/dealers for similar purposes. When borrowing securities, Southwest is required to deposit cash or other collateral, or to post a letter of credit with the lender and Southwest generally receives a rebate (based on the amount of cash deposited) or a fee calculated to yield a negotiated rate of return. When lending securities, Southwest receives cash or similar collateral and generally pays a rebate (based on the amount of cash deposited) to the other party to the transaction. Southwest earns interest on the cash or similar collateral received. Securities borrowing and lending transactions are generally executed pursuant to written agreements that require that the securities borrowed and loaned be marked to market on a daily basis and that excess collateral be refunded or that additional collateral be furnished as a result of changes in the market value of the securities. Margin adjustments are usually made on a daily basis through the facilities of various clearing houses. Southwest is a principal in these securities borrowing and lending transactions and becomes liable for losses in the event of a failure of any other party to honor its contractual obligation. See Note 3 to the Company's Consolidated Financial Statements. Southwest's securities borrowing and lending activities are primarily conducted from its New York office, where some of Southwest's operations and clerical activities are also performed. Interest earned from securities borrowing activities accounted for approximately 54% of interest income in fiscal 1996.

     Other. Other sources of interest revenue for Southwest include interest charged directly to Correspondents to finance securities held for their accounts and interest generated by trading portfolios of fixed income securities. These items, and others, accounted for approximately 8% of interest income in fiscal 1996.

BROKERAGE

     The Company conducts its retail brokerage business through two wholly owned subsidiaries, Southwest and BTS. The following table sets forth the dollar amount in thousands and the percentage (before deducting commissions payable to Southwest's account executives and BTS's registered representatives) of securities commissions by product, as well as other information:

                                                 Fiscal Year Ended
                                              (dollars in thousands)
                                   ---------------------------------------------
                                   June 28,        June 30,        June 24,
                                     1996     %      1995     %      1994     %
                                   --------  ---   --------  ---   --------  ---
Securities Commissions:
       Listed equities              $ 9,550  26%    $ 7,305  27%    $ 8,443  26%
       Over-the-counter equities     10,146  27%      6,184  23%      8,937  27%
       Corporate bonds                1,015   3%        547   2%        790   2%
       Government bonds               2,754   7%      2,273   9%      3,328  10%
       Municipal bonds                3,903  11%      3,182  12%      3,338  10%
       Options                          814   2%        614   2%        608   2%
       Mutual funds                   7,433  20%      5,372  20%      6,130  19%
       Commodities                      194   1%        171   1%        181   1%
       Other                          1,087   3%        969   4%      1,158   3%
                                    -------         -------         -------
       Total                        $36,896         $26,617         $32,913
                                    =======         =======         =======

Account executives at year-end          118             115             108
Brokerage offices at year-end            13              15              14
BTS representatives at year-end         462             361             273

     Southwest. As of June 28, 1996, Southwest had 13 retail brokerage offices, three located in Dallas, Texas and one each in Austin, Georgetown, Kerrville, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; Albuquerque and Santa Fe, New Mexico and Tulsa, Oklahoma. Southwest generates commission revenues when it acts as a broker, on an agency basis, or as a dealer, on a principal basis, to effect securities transactions for individual and institutional investors. Southwest processes both listed and over-the-counter agency transactions for clients. Southwest also processes transactions in puts and calls on options exchanges as agent for its clients. In addition, Southwest sells a number of professionally managed mutual funds and maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker/dealers. Some account executives employed by Southwest maintain a license to sell certain insurance products. Southwest is registered with the Commodity Futures Trading Commission as a non-guaranteed introducing broker and is a member of the National Futures Association. Southwest is a fully disclosed client of one of the largest futures commodity merchants in the United States.

     Brokers Transaction Services, Inc. BTS is an NASD member broker/dealer that contracts with individual registered representatives who are NASD licensed salespersons for the conduct of their securities business. BTS is a Correspondent of Southwest. While these registered representatives must conduct all of their securities business through BTS, their contracts permit them to conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest's account executives to compensate them for their added expenses.

INVESTMENT BANKING

     Municipal Finance. The Fixed Income Division of Southwest is headquartered in Dallas. It is comprised of a public finance department and a sales and underwriting department. The public finance department, which is staffed by 24 professionals, provides professional financial advisory services to public entities across Texas and the Southwest and maintains branch offices in San Antonio and Longview, Texas, and Albuquerque, New Mexico. The municipal bond sales and underwriting division, which is staffed by 28 professionals, participates in underwriting and selling both negotiated and competitive bid municipal bond offerings.

     The following table sets forth, for the last three fiscal years, the number and dollar amounts, using the full credit to the co-manager method, of municipal bond offerings managed or co-managed by Southwest.

                                                   Aggregate
                                    Number of      Amount of
                    Fiscal Years     Issues        Offerings
                    ------------    ---------    --------------
                        1996            168      $3,892,244,000
                        1995            102      $1,169,881,000
                        1994             80      $1,752,694,000

     Corporate Finance. Southwest's Corporate Finance Department is staffed by four professionals who provide financial advisory and capital raising services, primarily to corporate clients. Financial advisory services involve advising clients in mergers and acquisitions and their related financings and in various types of corporate valuations. Most financial advisory clients are privately held companies. Capital raising services involve public and private offerings.

     Syndicate. Southwest's Special Products/Syndicate Department, staffed by three professionals, manages the Company's participation in national syndicates of underwriters. Southwest acts as an underwriter, dealer, and selling group member for tax-free municipal unit trusts, taxable government and corporate bond unit trusts and equity unit trusts. During fiscal 1996, Southwest underwrote and sold in excess of $9,000,000 of unit trust securities. Southwest participates in equity syndicate offerings either as a member of the underwriting group or the selling group. During fiscal 1996, Southwest participated in 64 equity offerings in which its underwriting commitments were approximately $52,000,000 in the aggregate. Southwest also acts as a dealer in syndicates of underwriters of certificates of deposit and distributes money market and other mutual fund shares.


PRINCIPAL TRANSACTIONS

     Trading securities in the over-the-counter markets involves the purchase of securities from and the sale of securities to other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spread between bid and asked prices, as well as market increases or decreases for the individual security during the holding period. Southwest makes markets in corporate equities and trades in municipal bonds and various government securities. As of June 28, 1996, Southwest made markets in 170 common stocks traded in the over-the-counter market. Southwest's over-the-counter common stock inventory positions at the end of each quarter during fiscal 1996 ranged from approximately $2,456,000 to $3,236,000 and averaged approximately $2,922,000. The number of fixed income securities traded varies widely. Southwest's fixed income securities positions at the end of each quarter during fiscal 1996, ranged from $22,482,000 to $46,910,000 and averaged $31,532,000.

     Southwest also acts as agent in the execution of over-the-counter orders for its clients and as such transacts trades with other dealers. When Southwest receives a client order in a security in which it makes a market, it may act as principal so long as it matches the best price in the dealer market, plus or minus a mark-up or mark-down equivalent to an agency commission price.

ASSET MANAGEMENT AND TRUST SERVICES

     The Company offers asset management and trust services through Westwood, Trust Company and SW Capital Corporation.

     Westwood is a registered investment advisor founded in 1983 by Susan M. Byrne, who continues to serve as its President and Chief Executive Officer. The firm, which has offices in Dallas and New York, manages equity, fixed income, cash and balanced accounts for a diverse clientele, including corporate plan sponsors, charitable institutions, educational endowments and public funds. In addition, Westwood manages the Westwood Family of Mutual Funds which is available to both taxable and non-taxable investors.

     Trust Company was established in 1974 and provides trust, custodial and other management services to estates, charitable and other trusts and retirement plans established by high net worth individuals and corporations throughout Texas and the Southwest. Trust Company is chartered and regulated by the Texas Department of Banking.

     SW Capital Corporation was established in 1994 and administers the Local Government Investment Cooperative program, or LOGIC. The LOGIC program is targeted to the needs of cities, counties, schools and other local governments across Texas. This program allows participants to pool their available funds, resulting in increased economies of scale, which allow higher returns while maintaining a high degree of safety and liquidity.


COMPETITION

     All aspects of the business of the Company are highly competitive. The Company competes with numerous other securities firms, commercial banks, investment banking firms, life insurance companies, asset management firms, trust companies and others. Many of the Company's competitors have substantially greater capital and other resources than the Company. Competition among financial services firms also exists for experienced technical and other personnel as well as for account executives.

     The Transaction Processing business has become considerably more competitive over the past few years as numerous highly visible, large, well-financed securities firms either have begun offering Transaction Processing services or have attempted to increase their share of the market. This competition is centered around offering enhanced computer software capabilities to improve services for retail clients. Despite the Company's efforts to maintain state-of-the-art technology, there is no assurance that its Correspondents will continue to use its services. In addition, there has been consolidation within the securities industry by companies having financial resources far greater than the Company. These developments have increased competition from firms with greater capital resources and possibly greater operating efficiencies than those of the Company.

     The securities industry has experienced substantial commission discounting by broker/dealers competing for institutional and individual brokerage business. In addition, an increasing number of specialized firms now focus their services to the individual client. These firms generally effect transactions for their clients on a discounted commission basis without offering other services such as portfolio valuation, investment recommendations and research.

     Commercial banks and other financial institutions have become a competitive factor by offering their clients certain corporate and individual financial services traditionally provided by securities firms. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of the Company's business and could affect the opportunities for the Company to expand its Transaction Processing business. The Federal Reserve Board has approved applications of several leading commercial banks to underwrite certain types of securities which commercial banks have previously not been permitted to underwrite. While it is not possible to predict the type and extent of competitive services which commercial banks and other financial institutions ultimately may offer or whether administrative or legislative barriers will be repealed or modified, securities firms such as the Company may be adversely affected.


EMPLOYEES

     As of August 31, 1996, the Company employed 639 full-time employees. The Company believes its relations with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual meeting of Stockholders to be held November 6, 1996.

         Name                Age                              Position
- -------------------------    ---    --------------------------------------------------------------

Raymond E. Wooldridge (1)    57     Director and Vice Chairman of the Board of the Company

David Glatstein (1)          47     Director, Chief Executive Officer and President of the Company

Richard H. Litton            49     Senior Executive Vice President of the Company

William. D. Felder           38     Senior Executive Vice President of the Company

W. Norman Thompson           40     Senior Executive Vice President and Chief Information Officer
                                    of the Company

Kenneth R. Hanks             42     Senior Executive Vice President and Chief Financial Officer
                                    of the Company

- --------------------
(1)  Executive Committee

     RAYMOND E. WOOLDRIDGE has served as a director of the Company since 1986 and was Chief Executive Officer of the Company from July 1994 until May 1996. Mr. Wooldridge served as President and Chief Operating Officer of the Company from August 1991 until July 1994 and President and Chief Operating Officer for Southwest from 1986 until August 1993. Mr. Wooldridge is also Vice Chairman of the Board of Governors of the NASD, President and a director of the TSBDA and a director of D.A. Davidson & Co., Inc., an NASD firm headquartered in Great Falls, Montana. Mr. Wooldridge is past Chairman of the Board and Director of the National Securities Clearing Corporation, a national clearing agency registered with the SEC and previously served as a director of the SIA.

     DAVID GLATSTEIN was elected Chief Executive Officer in May 1996 and has served as President and a director of the Company and President and Chief Operating Officer of Southwest since May 1995. Mr. Glatstein was President of Barre & Company from its founding in 1980 until its acquisition by Southwest in 1995; First Vice President of the Securities Division of Lehman Brothers Kuhn Loeb, Inc. from 1978 to 1980 and securities broker with White, Weld & Company, Inc. from 1973 to 1978. Mr. Glatstein previously served as a member of the District 6 Business Conduct Committee of the NASD, the SIA and the TSBDA. Mr. Glatstein is a past Chairman of the District 6 Business Conduct Committee of the NASD.

     RICHARD H. LITTON has served as Senior Executive Vice President of the Company and Senior Executive Vice President in charge of the Fixed Income Division of Southwest since July 1995. Mr. Litton headed the Municipal Securities Group in Dallas for BA Securities, Inc. from 1993 to 1995. Mr. Litton was President with First Southwest Company, a regional investment bank from 1987 to 1993; Vice President and Regional Manager of Merrill Lynch Capital Markets Municipal Group from 1977 to 1987 and a securities broker with White, Weld & Company, Inc. from 1976 to 1977. Mr. Litton served on the Advisory Committee on the Recovery of Real Estate Finance for the Texas House of Representatives' Financial Institutions Committee. Mr. Litton is past member and director of the Municipal Advisory Council of Texas and past member of the Marketing Committee of the Public Securities Association.

     WM. D. FELDER has served as Senior Executive Vice President of the Company since December 1995, as Senior Vice President of the Company since August 1993, and as Senior Vice President in charge of Clearing Services of Southwest since 1988. Mr. Felder has been associated with Southwest in various capacities since 1980. Mr. Felder is a member of the Chicago Stock Exchange, Inc. and is a member of the Pacific Stock Exchange, Inc. Mr. Felder is currently a member of the Board of Governors of the Chicago Stock Exchange, Inc., and is serving a term on the District Business Conduct Committee, District 6, of the NASD.

     W. NORMAN THOMPSON has served as Senior Executive Vice President and Chief Information Officer of the Company since January 1995. Mr. Thompson was associated with Kenneth Leventhal & Co. in various capacities ranging from Audit Manager to Senior Consulting Manager from 1987 to 1994. Previously, Mr. Thompson was an Audit Manager with KPMG Peat Marwick from 1981 to 1987. In the capacities he held with both Kenneth Leventhal & Co. and KPMG Peat Marwick, he was heavily involved in EDP auditing and consulting.

     KENNETH R. HANKS has served as Senior Executive Vice President and Chief Financial Officer since June 1996. Mr. Hanks served in various executive capacities of Rauscher Pierce Refsnes, Inc. from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with the NASD and formerly served as a member of the NASD's District 6 Business Conduct Committee.

     The Company has an Executive Committee, an Audit Committee and a Compensation Committee, all of which were established in September 1991 and a Stock Option Committee established in September 1996. The Executive Committee of the Board of Directors of the Company has the authority, between meetings of the Board of Directors, to take all actions with respect to the management of the Company's business that require action by the Board of Directors, except with respect to certain specified matters that by law must be approved by the entire Board. The Audit Committee is responsible for (i) reviewing the results and scope of, and the fees for, the annual audit, (ii) reviewing with the independent auditors the corporate accounting practices and policies and recommending to whom reports should be submitted within the Company, (iii) reviewing with the independent auditors their final report, (iv) reviewing with internal and independent auditors overall accounting and financial controls, and
(v) being available to the independent auditors during the year for consultation purposes. The Compensation Committee determines the salaries of the officers of the Company, assists the officers in determining the salaries of other personnel, and performs other similar functions. The Stock Option Committee administers the grant of awards under the Stock Option Plan.

     All Directors are elected for a one-year term of office or until their respective successors are duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

     Members of the Board of Directors who are not officers or employees of the Company receive a fee of $1,500 per quarter plus $500 for each directors' meeting they attend. Directors are reimbursed for expenses relating to attendance at meetings.


Item 2.   Properties

The Company presently leases all of its office space. The Company conducts its Clearing Operations primarily in its principal office in Dallas, Texas and its office in New York. It has 13 retail brokerage offices, three located in Dallas, Texas and one each in Austin, Georgetown, Kerrville, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; Albuquerque and Santa Fe, New Mexico and Tulsa, Oklahoma. The Company's present facilities and equipment are adequate for current and planned operations.


Item 3.   Legal Proceedings

     None.


Item 4.   Submission of Matters to a Vote of Security Shareholders

     The information required by this item regarding Submission of Matters to a Vote of Security Shareholders is incorporated by reference to pages 2 through 17 of the Company's Proxy Statement dated September 26, 1996 which will be filed with the Commission pursuant to Regulation 240.14a (6)(c) prior to October 26, 1996.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The registrant's common stock is traded principally on the NASDAQ National Market System. At August 31, 1996 there were 4325 holders of record of common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share.

                                          --------  --------  --------  --------
1996                                      1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
                                          --------  --------  --------  --------
Cash dividend declared per common share    $ .040    $ .040    $ .040    $ .040
Stock Price Range
     High                                  $10.38    $10.63    $11.75    $11.75
     Low                                   $ 8.25    $ 8.75    $10.75    $11.00
                                          --------  --------  --------  --------

                                          --------  --------  --------  --------
1995                                      1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
                                          --------  --------  --------  --------

Cash dividend declared per common share    $ .035    $ .035    $ .035    $ .035
Stock Price Range
     High                                  $ 8.00    $ 7.25    $ 8.81    $ 8.88
     Low                                   $ 6.00    $ 5.88    $ 6.25    $ 8.00


Item 6.   Selected Financial Data

SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

                                                                   Year Ended
                                          ------------------------------------------------------------
                                           June 28,     June 30,     June 24,     June 25,   June 26,
                                             1996         1995         1994         1993       1992
                                          ------------------------------------------------------------
Operating Results:
     Revenues                              $  181,808   $  120,181   $  113,755  $   91,191   $ 67,530
     Net income                            $   14,040   $    5,668   $    8,192  $   10,692   $  6,707
     Earnings per share                    $     1.60   $      .69   $     0.99  $     1.51   $   1.02
     Weighted average shares                    8,790        8,180        8,303       7,092      6,552
      outstanding/(1)/
     Cash dividend declared per common     $      .16   $      .14   $      .12  $      .08   $    .05
      share

Financial Condition:
     Total assets                          $2,196,397   $1,535,979   $1,271,556  $1,093,884   $501,030
     Long-term debt                        $       --   $       --   $      723  $    1,550   $  2,328
     Stockholders' equity                  $   84,449   $   71,541   $   63,866  $   46,267   $ 34,023
     Shares outstanding/(1)/                    8,784        8,763        8,248       7,313      7,080
     Book value per common common share    $     9.61   $     8.16   $     7.75  $     6.33   $   4.81
      (1)

/(1)/ Adjusted to reflect the three-for-two stock split granted to shareholders of record date June 15, 1993, issued July 1, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
     Southwest Securities Group, Inc. and subsidiaries (the "Company"), through its principal subsidiary, Southwest Securities, Inc. ("Southwest"), provides securities transaction processing and other related services and operates a full-service brokerage, investment banking and asset management firm. Its primary business is delivering a broad range of securities transaction processing services to broker/dealers. Transaction processing services include cost-effective integrated trade execution, clearing, client account processing and other customized services ("Transaction Processing"). Southwest also provides services that are directly related to Transaction Processing, including margin lending and stock loan services. The Company also provides securities brokerage and investment services primarily to individuals, provides investment banking services to municipal and corporate clients and trades fixed income and equity securities. Brokers Transaction Services, Inc. ("BTS"), a wholly owned subsidiary of the Company, and a National Association of Securities Dealers registered broker/dealer, contracts with independent registered representatives for the administration of their securities business. SW Capital Corporation, a wholly owned subsidiary of the Company, houses the Local Government Investment Cooperative ("LOGIC") program. The LOGIC program is targeted to the needs of cities, counties, schools and other local governments across Texas. This program allows participants to pool their available funds, resulting in increased economies of scale, which allow higher returns while maintaining a high degree of safety and liquidity. In addition, the Company offers asset management and trust services through its wholly owned subsidiaries, Westwood Management Corporation ("Westwood") and The Trust Company of Texas ("Trust Company"). Southwest Investment Advisors, Inc. ("Advisors"), a wholly owned subsidiary of the Company is a registered investment advisor. Advisors has been inactive since April 11, 1994.

     Effective May 26, 1995, the Company acquired Barre & Company, Inc. ("Barre"), a Dallas based brokerage firm, through the issuance of 740,702 shares of common stock. The acquisition was accounted for under the purchase method of accounting, and accordingly assets and liabilities were recorded at their fair market values on the date of the acquisition. Simultaneous with the acquisition, the assets and liabilities of Barre were merged with Southwest and Barre was dissolved. Goodwill relating to this acquisition of approximately $270,000 is recorded in other assets in the consolidated statements of financial condition. Subsequent to the acquisition, David Glatstein, Chief Executive Officer of Barre, became President and a Director of the Company as well as President of Southwest. Effective May 2, 1996, Mr. Glatstein was elected Chief Executive Officer of the Company.

     During fiscal 1994, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock in the open market. The Company's Board granted management the authority to repurchase the Company's common stock from time to time at its discretion as market conditions permit. A total of 710,527 shares were purchased at a total cost of $4,776,000. A total of 61,122 of these shares were issued for the Employee Stock Purchase Plan. The remainder were issued for the acquisition of Barre.

     In August 1994, the Company authorized an employee stock purchase plan available to eligible employees. The shares available for purchase were those purchased in the Company's recent series of treasury stock acquisitions. A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. As of June 28, 1996, $278,000 was outstanding under these notes.

     While Southwest has over 220 correspondents, one correspondent, BA Investment Services, Inc., ("BAIS") accounted for 1%, 3% and 5% of the Company's revenues in fiscal years 1996, 1995 and 1994, respectively. BAIS is a wholly owned subsidiary of BankAmerica Corp. During fiscal year 1996, BAIS terminated its clearing agreement with Southwest. Management believes that based on the Transaction Processing and related services provided to BAIS during fiscal 1996, the agreement modifications will have minimal impact on revenues in subsequent years.

     One of the most important facets of the Company's operations is Transactions Processing and related services. Substantially all of the revenues from Transaction Processing are shown on the Company's Consolidated Statements of Income as net revenues from clearing operations. Increased Transaction Processing and related services have resulted in increases in certain revenues, including net revenues from clearing operations, interest revenue from margin loans to clients of Southwest's Correspondents and to Correspondents for their own security inventory positions and money market administrative fees. The resultant increases in retained earnings have increased the capital of the Company which in turn has permitted the Company to expand all areas of its operations.

     Other major sources of revenues are commissions from Southwest's client transactions and interest revenue from margin loans to its own clients, stock loan transactions and other interest-bearing assets. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The major expenses incurred by the Company relate to payment of commissions, overall compensation and benefits for both sales and administrative personnel and the costs of funds to finance the Company's securities operations, including short-term borrowings, securities lending transactions and other interest-bearing obligations.


FISCAL 1996 COMPARED TO FISCAL 1995
     The Company's total revenues increased $61,627,000 or 51% to $181,808,000 as compared with fiscal 1995 revenues of $120,181,000 due to increases in all facets of the Company. Favorable market conditions combined with the addition of Correspondents resulted in increased revenues from Transaction Processing of $7,079,000, an increase of 65% in fiscal 1996 over fiscal 1995. The number of Correspondents increased from 205 in 1995 to 228 in 1996. Commissions generated by Southwest brokers increased $10,297,000 to $36,896,000, an increase of 39%, when compared with the previous year revenue of $26,617,000, due to increased activity in the securities markets for substantially all of the fiscal year. Investment banking, advisory and administrative fees increased to $12,533,000 for the year ended June 28, 1996, an increase of $3,426,000, or 38%, when compared to the same period last year. Other income increased $4,658,000 to $9,791,000 in fiscal 1996 primarily due to an increase in rebates received from third market transactions.

     Interest income increased $32,327,000 to $95,956,000, or 51% over fiscal 1995 while interest expense increased 63% or $26,784,000 to $69,092,000 from $42,308,000 in fiscal 1995. This resulted in an increase in net interest revenue of $5,543,000 or 26%. The increase in net interest revenue was due to higher average balances in the securities lending area as well as a continuing favorable interest rate environment. Southwest actively participates in the borrowing and lending of securities other than those of its clients. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of June 28, 1996 were $1,341,788,000 and $1,286,199,000, respectively.
As of June 30, 1995 these amounts were $863,648,000 and $848,722,000, respectively.

     Total expenses for fiscal 1996 increased $48,625,000 to $160,051,000, or 44% when compared to fiscal 1995 expenses of $111,426,000 primarily as a result of increased commissions and other employee compensation as well as interest expense as discussed above. Commissions and other employee compensation increased $13,017,000 to $53,433,000, an increase of 32%, during fiscal 1996 as compared to the same period last year due to higher commission revenue generated by Southwest brokers and an increase in BTS registered representatives, who are independent contractors and are paid at higher rates than Southwest's representatives. The number of BTS registered representatives at June 28, 1996 was 462 compared to 361 at June 30, 1995. The number of employees also increased to 638 at June 28, 1996 compared to 553 at June 30, 1995, contributing to the increased compensation. Occupancy, equipment and computer service costs increased $1,014,000, or 12% to $9,591,000 for fiscal 1996 due to upgrades of computer equipment and an increase in office space. Communications expenses increased 35% to $9,109,000 in fiscal 1996 as compared to fiscal 1995 due to expanding computer networking. Floor brokerage expenses increased $489,000, or 14%, to $3,870,000 in fiscal 1996 compared to $3,381,000 in fiscal 1995. Other expenses increased $4,963,000 to $14,956,000 for the year ended June 28, 1996, an increase of 50% over the June 30, 1995 expenses of $9,993,000. This increase was due primarily to expenses associated with investment banking services.

FISCAL 1995 COMPARED TO FISCAL 1994
     The Company's total revenues increased $6,426,000 or 6% to $120,181,000 as compared with fiscal 1994 primarily due to an increase in securities lending and other interest revenue. Interest income increased $18,883,000 to $63,629,000, or 42% over fiscal 1994 while interest expense increased 48% or $13,784,000 to $42,308,000 from $28,524,000 in fiscal 1994. This resulted in an increase in net interest revenue of $5,099,000 or 31%. The increase in net interest revenue was due to higher average balances in the securities lending area as well as a continuing favorable interest rate environment. Southwest actively participates in the borrowing and lending of securities other than those of its clients. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of June 30, 1995 were $863,648,000 and $848,722,000, respectively. As of June 24, 1994 these amounts were $732,453,000 and $736,693,000.

     During fiscal 1995, competitive pricing pressures resulted in decreased revenues from Transaction Processing of $3,244,000, a decrease of 23% in fiscal 1995 over fiscal 1994, despite an increase in Correspondents to 205 in 1995 versus 192 in 1994. Commissions generated by Southwest brokers decreased $6,296,000 to $26,617,000, a decrease of 19%, when compared with the previous year revenue of $32,913,000, due to decreased activity in the securities markets for substantially all of the fiscal year. Investment banking, advisory and administrative fees declined to $9,107,000 for the year ended June 30, 1995, a decrease of $1,807,000, or 17%, when compared to the same period last year. The 1994 fiscal year included revenue from the largest equity offering in the Company's history. Other income decreased $1,010,000 to $5,133,000 in fiscal 1995 primarily due to non-recurring fee income for providing data processing and other specialized services during fiscal 1994.

     Total expenses for fiscal 1995 increased $10,324,000 to $111,426,000, or 10% when compared to fiscal 1994 primarily as a result of increased interest expense as discussed above. Commissions and other employee compensation decreased $3,931,000 to $40,416,000, a decline of 9%, during fiscal 1995 as compared to the same period last year as a result of decreased commissions generated by Southwest brokers offset by an increase in BTS registered representatives, who are independent contractors and are paid at higher rates than Southwest's representatives. The number of BTS registered representatives at June 30, 1995 was 361 compared to 273 at June 24, 1994. While the number of employees increased to 553 at June 30, 1995 from 535 at June 24, 1994, this increase occurred as a result of the acquisition of Barre; therefore, it did not contribute significantly to compensation expense for fiscal 1995. Other expense categories remained consistent with fiscal 1994. Net income for the year decreased $2,524,000, a decrease of 31%, to $5,668,000 in 1995 from $8,192,000 in 1994 due to the decreased revenue from operating areas in 1995 offset by fairly constant operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
     More than 99% of the Company's assets consist of cash, marketable securities and receivables from clients, clients of Correspondents and Correspondents themselves (representing borrowings from Southwest to finance the purchase of securities on margin, which are secured by marketable securities), broker/dealers, and clearing organizations. All assets are financed by the Company's equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, Correspondent deposits, and other payables. Southwest maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of Correspondents and Correspondents themselves. As of June 28, 1996, the allowance was approximately $4,800,000.

     Net cash used in operating activities during the current year was $30,418,000. Cash was used to fund fluctuations in the receivable from broker, dealer, and clearing organization accounts, assets segregated for regulatory purposes and securities owned. The fluctuations in these accounts are generally short-term in nature and are funded by Southwest's short-term credit arrangement.

     Southwest has credit arrangements with several commercial banks, which include broker loan lines up to $210,000,000, to finance securities owned, securities held for Correspondent accounts, and receivables in client margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. As of June 28, 1996, the Company had $94,995,000 in outstanding loans under these arrangements. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the Federal Funds rate, and are collateralized by securities of Southwest and its clients. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of Southwest.

     Southwest is subject to the requirements of the Securities and Exchange Commission and the New York Stock Exchange relating to liquidity, capital standards and the use of client funds and securities. The Company has historically operated in excess of the minimum net capital requirements.


EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS
     The Company will adopt Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") in fiscal year 1997. FAS 123 will not have a material impact on the Company's financial position or results of operations, as the Company does not intend to adopt the value based measurement concept, but will require extensive disclosures regarding the Company's stock option plan.

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


Item 8.   Financial Statements and Supplementary Data

(a) Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

(b)                    QUARTERLY FINANCIAL INFORMATION
               (Dollars in thousands, except per share amounts)

1996                                      1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
                                          --------  --------  --------  --------
Revenues                                   $40,923   $46,313   $44,287   $50,285
Income before income taxes                 $ 4,021   $ 5,149   $ 5,774   $ 6,813
Net income                                 $ 2,624   $ 3,347   $ 3,724   $ 4,345
Earnings per share/(2)/                    $   .30   $   .38   $   .42   $   .49
Cash dividend declared per common share    $  .040   $  .040   $  .040   $  .040
Stock Price Range
     High                                  $ 10.38   $ 10.63   $ 11.75   $ 11.75
     Low                                   $  8.25   $  8.75   $ 10.75   $ 11.00

1995                                      1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
                                          --------  --------  --------  --------
Revenues                                   $27,731   $27,170   $30,693   $34,587
Income before income taxes                 $ 1,436   $ 1,261   $ 2,996   $ 3,062
Net income                                 $   946   $   827   $ 1,841   $ 2,054
Earnings per share/(2)/                    $   .12   $   .10   $   .23   $   .25
Cash dividend declared per common share    $  .035   $  .035   $  .035   $  .035
Stock Price Range
     High                                  $  8.00   $  7.25   $  8.81   $  8.88
     Low                                   $  6.00   $  5.88   $  6.25   $  8.00

/(1)/ Adjusted to reflect the three-for-two stock split granted to shareholders of record date June 15, 1993, issued July 1, 1993.
/(2)/ The sum of the quarters' earnings per share for fiscal years 1996 and 1995 do not equal the full fiscal year amount due to the effect of averaging the number of shares of common stock throughout the year.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I, Item 1 of this report.

The information required by this item regarding Directors is incorporated by reference to pages 2 through 4 of the Company's Proxy Statement dated September 26, 1996 which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c) prior to October 26, 1996.


Item 11.  Executive Compensation

The information required by this item regarding Executive Compensation is incorporated by reference to pages 8 through 10 of the Company's Proxy Statement dated September 26, 1996 which will be filed with the Commission pursuant to Regulation 240.14a (6)(c) prior to October 26, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to pages 5 through 7 of the Company's Proxy Statement dated September 26, 1996 which will be filed with the Commission pursuant to Regulation 240.14a (6)(c) prior to October 26, 1996.


Item 13.  Certain Relationships and Related Transactions

The information required by this item regarding Directors is incorporated by reference to pages 2 through 5 of the Company's Proxy Statement dated September 26, 1996 which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c) prior to October 26, 1996.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of documents filed as a part of the report:

  1. Exhibits required by this Item are either listed in the index appearing on page F-1 of this report or have been previously filed with the SEC.

  2. The following consolidated financial statement schedules of the Registrant and its subsidiaries, and Independent Auditors' Report thereon, are attached hereto as required by Item 14 (d):

     Exhibit Number
     --------------
          S-1        Schedule I - Condensed Financial Information of Registrant
          S-2        Schedule II - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  3. The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 14(d):

     Exhibit Number
     --------------
          3.1       Certificate of Incorporation of the Registrant incorporated by reference to the Registrant's Registration Statement No.
                    33-42338 filed August 21, 1991 (File No. 0-19483).
          3.2       By-laws of the Registrant incorporated by reference to
                    Amendment No. 1 to the Registrant's Registration Statement
                    No. 33-42338 filed October 7, 1991 (File No. 0-19483).
         10.1       Executive compensation information incorporated by reference to the Registrant's Proxy Statement dated September 26,
                    1996, filed prior to October 26, 1996.
         10.2       Employees Stock Purchase Plan. Incorporated by reference to the Registrant's Registration Statement on Form S-8, filed
                    November 10, 1994. (Registration No. 33-86234)
         10.3       Stock Option Plan. Incorporated by reference to the
                    Registrant's Proxy Statement dated September 26, 1996, filed prior to October 26, 1996.
         10.4       Phantom Stock Plan. Incorporated by reference to the
                    Registrant's Proxy Statement dated September 26, 1996, filed prior to October 26, 1996.
         22         Registrant's Proxy Statement dated September 26, 1996, filed prior to October 26, 1996.
         23         Consent of KPMG Peat Marwick LLP
         27         Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Southwest Securities Group, Inc.
                                             -----------------------------------
                                                        (Registrant)


September 26, 1996                                   /S/ David Glatstein
- ------------------                           -----------------------------------
  (Date)                                                (Signature)
                                                        David Glatstein
                                                        Director and Chief
                                                        Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 26, 1996                                   /S/ Don A. Buchholz
- ------------------                           -----------------------------------
  (Date)                                                (Signature)
                                                        Don A. Buchholz
                                                        Chairman of the Board

September 26, 1996                                /S/ Raymond E. Wooldridge
- ------------------                           -----------------------------------
  (Date)                                                (Signature)
                                                        Raymond E. Wooldridge
                                                        Director and Vice
                                                        Chairman of the Board

September 26, 1996                                   /S/ David Glatstein
- ------------------                           -----------------------------------
  (Date)                                                (Signature)
                                                        David Glatstein
                                                        Director and Chief
                                                        Executive Officer

 September 26, 1996                                   /S/ Susan M. Byrne
- ------------------                           -----------------------------------
  (Date)                                                (Signature)
                                                        Susan M. Byrne
                                                        Director

September 26, 1996                                  /S/ Frederick R. Meyer
- ------------------                           -----------------------------------
  (Date)                                                (Signature)
                                                        Frederick R. Meyer
                                                        Director

September 26, 1996                                   /S/ Kenneth R. Hanks
- ------------------                           -----------------------------------
  (Date)                                                (Signature)
                                                        Kenneth R. Hanks
                                                        Chief Financial Officer

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                    PAGE(S)

Consolidated Statements of Financial Condition                            F-2
   as of June 28, 1996 and June 30, 1995

Consolidated Statements of Income                                         F-3
   for the years ended June 28, 1996, June 30, 1995 and June 24, 1994

Consolidated Statements of Stockholders' Equity                           F-4
   for the years ended June 28, 1996, June 30, 1995 and June 24, 1994

Consolidated Statements of Cash Flows                                     F-5
   for the years ended June 28, 1996, June 30, 1995 and June 24, 1994

Notes to Consolidated Financial Statements                                F-6-12

Independent Auditors' Report                                              F-13

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 28, 1996 and June 30, 1995
(Dollars in thousands, except par values and share amounts)



                                                1996          1995
                                             ----------    ----------
ASSETS
Cash                                         $    5,284    $    3,589
Assets segregated for regulatory
   purposes (Note 2)                            204,454       202,367
Receivable from brokers, dealers and
   clearing organizations (Note 3)            1,455,645       958,025
Receivable from clients, net of
   allowance for doubtful accounts of
   $4,800 in 1996 and $4,100 in 1995
   (Notes 4 and 6)                              475,195       309,684
Securities owned, at market value
   (Notes 5 and 6)                               34,593        36,565
Other assets (Note 7)                            21,226        25,749
                                             ----------    ----------
                                             $2,196,397    $1,535,979
                                             ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings (Note 6)               $  104,984    $   69,539
Payable to brokers, dealers and
   clearing organizations (Note 3)            1,313,455       883,586
Payable to clients (Note 4)                     647,787       456,820
Drafts payable                                   25,158        25,359
Other liabilities                                20,564        29,134
                                             ----------    ----------
                                              2,111,948     1,464,438

Stockholders' equity (Note 8):
 Preferred stock of $1.00 par value.
   Authorized 100,000 shares;
   none issued                                     --            --
 Common stock of $ .10 par value.
   Authorized 10,000,000 shares.
   Issued 8,792,807 and outstanding
   8,783,630 shares in 1996.                        879           876
   Issued and outstanding 8,763,396
   shares in 1995.
 Additional paid-in capital                      27,107        26,860
 Retained earnings                               56,815        44,181
 Receivable from employees under the
     Employee Stock Purchase Plan (Note 9)         (278)         (376)
 Treasury stock (9,177 shares, at
     cost in 1996)                                  (74)           --
                                             ----------    ----------
   Total stockholders' equity                    84,449        71,541
Commitments and contingencies (Notes 6,
    10 and 12)                               $2,196,397    $1,535,979
                                             ----------    ----------



See accompanying Notes to Consolidated Financial Statements.

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years ended June 28, 1996, June 30, 1995, and June 24, 1994
(Dollars in thousands, except share and per share amounts)


                                             1996        1995        1994
                                          ----------  ----------  ----------
Net revenues from clearing operations     $   17,897  $   10,818  $   14,062
Commissions                                   36,896      26,617      32,913
Interest                                      95,956      63,629      44,746
Investment banking, advisory and
 administrative fees                          12,533       9,107      10,914
Net gains on principal transactions            8,735       4,877       4,977
Other                                          9,791       5,133       6,143
                                          ----------  ----------  ----------
                                             181,808     120,181     113,755
                                          ----------  ----------  ----------
Commissions and other employee
 compensation (Note 9)                        53,433      40,416      44,347
Interest                                      69,092      42,308      28,524
Occupancy, equipment and computer
 service costs (Note 10)                       9,591       8,577       8,523
Communications                                 9,109       6,751       6,090
Floor brokerage and clearing
 organization charges                          3,870       3,381       3,447
Other                                         14,956       9,993      10,171
                                          ----------  ----------  ----------
                                             160,051     111,426     101,102
                                          ----------  ----------  ----------
Income before income taxes                    21,757       8,755      12,653
Income taxes (Note 7)                          7,717       3,087       4,461
                                          ----------  ----------  ----------
Net income                                $   14,040  $    5,668  $    8,192
                                          ----------  ----------  ----------
Earnings per share                             $1.60        $.69        $.99
                                          ----------  ----------  ----------
Weighted average shares outstanding        8,789,873   8,180,198   8,303,106
                                          ----------  ----------  ----------



See accompanying Notes to Consolidated Financial Statements.

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 28, 1996, June 30, 1995 and June 24, 1994
(Dollars in thousands, except share and per share amounts)

                                                                                      Receivable from
                                                          Additional                  Employee Stock
                                    Common Stock           paid-in        Retained       Purchase         Treasury
                               Shares         Amount       capital        earnings        Plan             stock           Total
                           -------------------------------------------------------------------------------------------------------
Balance at June 25, 1993     7,312,814         $731        $13,057        $32,479       $  --             $    --         $46,267
Net proceeds from issuance
 of common stock             1,359,285          136         13,167             --          --                  --          13,303
Net income                          --           --             --          8,192          --                  --           8,192
Dividends ($.12/share)              --           --             --         (1,000)         --                  --          (1,000)
Purchase of treasury stock    (423,800)          --             --             --          --              (2,896)         (2,896)
                           -------------------------------------------------------------------------------------------------------
Balance at June 24, 1994     8,248,299          867         26,224         39,671          --              (2,896)         63,866
Purchase of treasury stock    (286,727)          --             --             --          --              (1,880)         (1,880)
Issuance of common stock
 for acquisition               740,702            9            636             --          --               4,355           5,000
Net income                          --           --             --          5,668          --                  --           5,668
Dividends ($.14/share)              --           --             --         (1,158)         --                  --          (1,158)
Issuance of common stock
 for Employee Stock
 Purchase Plan                  61,122           --             --             --        (421)                421              --
Proceeds from employees for
 Employee Stock Purchase
 Plan                               --           --             --             --          45                  --              45
                           -------------------------------------------------------------------------------------------------------
Balance at June 30, 1995     8,763,396          876         26,860         44,181        (376)                 --          71,541
Purchase of treasury stock      (9,177)          --             --             --          --                 (74)            (74)
Issuance of common stock        29,411            3            247             --          --                  --             250
Net income                          --           --             --         14,040          --                  --          14,040
Dividends ($.16/share)              --           --             --         (1,406)         --                  --          (1,406)
Proceeds from employees for
   Employee Stock Purchase
    Plan                            --           --             --             --          98                  --              98
                           -------------------------------------------------------------------------------------------------------
Balance at June 28, 1996     8,783,630         $879        $27,107        $56,815       $(278)            $   (74)        $84,449
                           -------------------------------------------------------------------------------------------------------


See accompanying Notes to the Consolidated Financial Statements.

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 28, 1996, June 30, 1995 and June 24, 1994
(Dollars in thousands)

                                            1996       1995       1994
                                          --------   --------   --------
Cash flows from operating activities:
   Net income                             $ 14,040   $  5,668   $  8,192
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
         Depreciation and amortization       2,815      2,860      2,384
         Provision for doubtful accounts       984        663        259
         Deferred income taxes              (1,208)       (91)       188
         Decrease (increase) in assets
          segregated for regulatory
          purposes                          (2,087)   (47,957)    28,462
         Net change in broker, dealer
          and clearing organization
          accounts                         (67,751)   (52,373)    (4,144)
         Net change in client accounts      24,472     24,372     22,001
         Decrease (increase) in
          securities owned                   1,972    (12,552)    (1,470)
         Decrease (increase) decrease
          in other assets                    5,153     (8,296)    (2,273)
         Increase (decrease) in drafts
          payable                             (201)     6,997     (8,393)
         Increase (decrease) in other
          liabilities                       (8,607)     9,977       (117)
                                          --------   --------   --------
             Net cash provided by (used
              in) operating activities     (30,418)   (70,732)    45,089
                                          --------   --------   --------
Cash flows from investing activities:
      Purchase of fixed assets              (2,725)    (1,757)    (2,220)
      Proceeds from sale of fixed assets       481         --         --
                                          --------   --------   --------
             Net cash provided by (used
              in) investing activities      (2,244)    (1,757)    (2,220)
                                          --------   --------   --------
Cash flows from financing activities:
      Net change in short-term
       borrowings                           35,445     69,539    (46,130)
      Payments on liabilities
       subordinated to claims of
       general creditors                        --         --       (345)
      Payment of capital lease
       obligation                               --       (723)      (482)
      Proceeds from employees for
       employee stock purchase plan             98         45         --
      Purchase of treasury stock               (74)    (1,880)    (2,896)
      Net proceeds from issuance of
       common stock                            250         --     13,303
      Payment of cash dividends on
       common stock                         (1,362)    (1,110)      (886)
                                          --------   --------   --------
             Net cash provided by (used
              in) financing activities      34,357     65,871    (37,436)
                                          --------   --------   --------
Net increase (decrease) in cash              1,695     (6,618)     5,433

Cash at beginning of year                    3,589     10,207      4,774
                                          --------   --------   --------
Cash at end of year                       $  5,284   $  3,589   $ 10,207
                                          --------   --------   --------


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

(a)  General and Basis of Presentation

          The consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its wholly owned subsidiaries (collectively "Company"), Southwest Securities, Inc. ("Southwest"), Brokers Transaction Services, Inc. ("BTS"), Southwest Investment Advisors, Inc. ("Advisors"), SW Capital Corporation ("Capital"), Trust Company of Texas ("Trust Company"), and Westwood Management Corporation ("Westwood"). Southwest and BTS are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. All significant intercompany balances and transactions have been eliminated.

          Effective May 26, 1995, the Company acquired Barre & Company, Inc. ("Barre"), a Dallas based brokerage firm, through the issuance of 740,702 shares of common stock. The acquisition was accounted for under the purchase method of accounting, and accordingly assets and liabilities were recorded at their fair market values on the date of acquisition. Simultaneous with the acquisition, the assets and liabilities of Barre were merged with Southwest and Barre was dissolved. Goodwill relating to this acquisition of approximately $270,000 is recorded in other assets in the accompanying consolidated statements of financial condition.

          The annual consolidated financial statements are prepared as of the close of business on the last Friday of June. Accordingly, the fiscal years for 1996, 1995, and 1994 ended June 28, 1996, June 30, 1995, and June 24, 1994, respectively.

(b)  Securities Transactions

          Securities transactions are recorded on a settlement date basis with such transactions generally settling three business days after trade date. Prior to June 1995, these transactions generally settled five business days after trade date. Revenues and expenses related to such transactions are also recorded on settlement date which is not materially different than trade date.

(c)  Securities Owned

          Marketable securities are carried at quoted market value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the consolidated statements of income.

(d)  Depreciation and Amortization

          Depreciation of furniture, equipment, and leasehold improvements is provided over the estimated useful lives of the assets (5 or 7 years). Equipment under capital leases is amortized on a straight-line basis over the term of the leases and goodwill is amortized on a straight-line basis over a period of forty years.

(e)  Drafts Payable

          In the normal course of business, Southwest uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through Southwest's bank and are sent to Southwest daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(f)  Reverse Repurchase and Repurchase Agreements

          Securities purchased under agreements to resell ("Reverse Repurchase Agreements") and securities sold under agreements to repurchase ("Repurchase Agreements") are carried at the amounts at which these securities will be subsequently resold or reacquired as specified in the respective agreements (notes 2 and 6). Management regularly monitors the market value of the underlying securities relating to outstanding repurchase and reverse repurchase agreements.

(g)  Federal Income Taxes

          The Company and its subsidiaries file a consolidated Federal income tax return.

          The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a prospective basis on June 26, 1993, having previously used the deferred method of accounting for income taxes under APB 11. Under the asset and liability method of

Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of the adoption of the provisions of Statement 109 in 1994 did not have a material impact on the Company's consolidated financial statements.

(h)  Cash Flow Reporting

          For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in depository accounts.

          Assets segregated for regulatory purposes are not included as a cash equivalent for purposes of the consolidated statements of cash flows because such assets are segregated for the benefit of customers only.

          Cash paid during the year for interest was $67,616,000, $41,2808,543,000, and $27,901,000 in 1996, 1995 and 1994, respectively. Cash paid during the year for income taxes was $8,742,000, $3,587,000, and $4,802,000 in 1996, 1995 and 1994, respectively.

          During 1995, the Company loaned $421,000 to employees under an Employee Stock Purchase Plan for the purchase of 61,122 shares of Treasury stock (note 9). Also during 1995, the Company issued common stock valued at approximately $5,000,000 related to an acquisition.

(i)  Earnings Per Share

          Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding, after taking into effect the issuance of common stock and the purchase of Treasury shares as discussed in (j) and (k), respectively. Common share equivalents include shares issuable under stock options and are determined under the treasury stock method.

(j)  Issuance of Common Stock

          On August 26, 1993 the Company filed with the Securities and Exchange Commission a public offering for the issuance of the Company's $.10 par value common stock. Shares issued pursuant toduring the the public offering totaled 1,359,285 and proceeds totaled $13,303,000.

(k)  Purchase of Treasury Stock

          During fiscal 1994, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock in the open market. A total of 710,527 shares were repurchased under this plan in fiscal 1994 and 1995. These shares were issued to employees under the Employee Stock Purchase Plan and for the acquisition of Barre.

(l)  Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m)  Fair Value of Financial Instruments

          Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at June 28, 1996.


2.   ASSETS SEGREGATED FOR REGULATORY PURPOSES

          At June 28, 1996, the Company had U.S. Treasury securities with a market value of $104,362,000 and reverse repurchase agreements of $100,092,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act, at a subsidiary (note 11). Under a master repurchase agreement ("Agreement") with Trust Company, securities purchased under these reverse repurchase agreements are identified and segregated by Trust Company on its books and records as subject to the Agreement. Reverse repurchase agreements are entered into with third parties. The underlying securities purchased under these reverse repurchase agreements are delivered to Trust Company by these third parties, versus payment. Reverse repurchase agreements at June 28, 1996 were collateralized by U.S. Government securities with market values of approximately $101,013,000. At June 30, 1995, the Company had U.S. Treasury securities with a market value of $120,284,000 and reverse repurchase agreements of $82,083,000 in these accounts. The reverse repurchase agreements were collateralized by U.S. Government securities with market values of approximately $82,953,000 at June 30, 1995.


3.   RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

          At June 28, 1996 and June 30, 1995, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

                                       1996        1995
                                    ----------   --------
Receivable:                         $   15,748   $ 15,748
   Securities failed to deliver     $   22,013   $ 26,419
   Securities borrowed               1,341,788    863,648
   Correspondent broker/dealers         72,207     58,523
   Clearing organizations                  547        608
   Other                                19,090      8,827
                                    ----------   --------
                                    $1,455,645   $958,025
                                    ----------   --------

Payable:
   Securities failed to receive     $   15,138   $ 24,419
   Securities loaned                 1,286,199    848,722
   Correspondent broker/dealers          7,293      7,246
   Other                                 4,825      3,199
                                    ----------   --------
                                    $1,313,455   $883,586
                                    ----------   --------

          Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. Securities borrowed and loaned represent deposits made to or received from other broker/dealers relating to these transactions. These deposits approximate the market value of the underlying securities.

          Southwest clears securities transactions for correspondent broker/dealers. Settled securities and related transactions for these correspondents are included in the receivable from and payable to brokers, dealers and clearing organizations.

          Southwest participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. All open positions are adjusted to market values daily. The amounts receivable and payable, relating to open positions for the securities borrowed and securities loaned other than those of Southwest's clients, were $1,276,337,000 and $1,277,410,000 at June 28, 1996 and $836,958,000 and $836,490,000 at June
30, 1995.


4.   RECEIVABLE FROM AND PAYABLE TO CLIENTS

          Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $2,815,000 and $3,093,000 at June 28, 1996 and $4,268,000 and $3,263,000 at June
30, 1995. Securities accounts of noncustomers are subject to the same terms and regulations as those of customers. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

          Southwest pays interest on certain customer "free credit" balances available for reinvestment. The aggregate balance of such funds was approximately $494,391,000 and $377,202,000 at June 28, 1996 and June 30, 1995,
respectively. During fiscal years 1996 and 1995, the interest rates paid on these balances ranged from 3.5% to 5.0%. While Southwest pays interest on these funds at varying rates, the rate paid at June 28, 1996 was 4.5%.

          Southwest maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations. At June 28, 1996 and June 30, 1995, all unsecured customer receivables had been provided for in this allowance.

5.   SECURITIES OWNED

          Securities owned at June 28, 1996 and June 30, 1995, which are carried at market value, included the following (in thousands):

                                             1996      1995
                                           -------   -------
Reverse repurchase agreements              $    --   $11,903
Corporate equity securities                  2,456     2,516
Municipal obligations                       16,318     9,997
U.S Government and Government agency
 obligations                                 8,730    10,633
Corporate obligations                        6,703     1,148
Other                                          386       368
                                           -------   -------
                                           $34,593   $36,565
                                           -------   -------

          The reverse repurchase agreements were collateralized by U.S. Government securities held by a third party with market values totaling $11,759,000 at June 30, 1995.

          Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for Southwest's clearing business. These pledged securities amounted to $1,914,000 and $2,631,000 at June 28, 1996 and June 30, 1995, respectively.


6.   SHORT-TERM BORROWINGS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          Southwest has credit arrangements with commercial banks, which include a broker loan line up to $210,000,000 to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in customers' margin accounts. This line may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under this credit arrangement is due on demand and bears interest at rates indexed to the federal funds rate (6.125% to 6.375% at June 28, 1996). The amount outstanding under these credit arrangements was $94,995,000 at June 28, 1996 and was collateralized by marketable securities owned valued at approximately $17,772,000, securities held for correspondent broker/dealer accounts valued at approximately $68,193,000, and clients' securities valued at approximately $57,436,000. The amount outstanding under these credit arrangements was $59,550,000 at June 30, 1995 and was collateralized by marketable securities owned valued at approximately $10,156,000, securities held for correspondent broker/dealer accounts valued at approximately $66,220,000, and clients' securities valued at approximately $35,410,000. The weighted average interest rate was 6.12% and 6.40% for the years ended June 28, 1996 and June 30, 1995, respectively.

          At June 28, 1996 Southwest had a repurchase agreement totaling $9,989,000 which matured July 3, 1996. The repurchase agreement was collateralized by certain U.S. Government agency securities, held by a third party, with a market value of $9,989,000. At June 30, 1995, Southwest also had a repurchase agreement totaling $9,989,000 which matured July 5, 1995. This repurchase agreement was collateralized by certain U.S. Government agency securities, held by a third party, with a market value of $9,989,000.

          Additionally, Southwest has an irrevocable letter of credit agreement aggregating $12,800,000 at June 28, 1996 and $8,600,000 at June 30, 1995 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients' and nonclients' margin accounts with a value of $21,532,000 and $12,942,000 at June 28, 1996 and June 30, 1995, respectively.

7.   INCOME TAXES

          Income tax expense for the fiscal years ended June 28, 1996, June 30, 1995 and June 24, 1994 (effective rate of 35.5% in 1996 and 35.3% in 1995 and
1994) differs from the amount that would otherwise have been calculated by applying the U. S. Federal corporate tax rate (35% in 1996, 1995 and 1994) to income before taxes and is comprised of the following (in thousands):

                                            1996      1995      1994
                                           ------    ------    ------
Income tax expense at the statutory rate   $7,615    $3,064    $4,429
Tax exempt interest                          (274)     (117)     (152)
Other, net                                    376       140       184
                                           ------    ------    ------
                                           $7,717    $3,087    $4,461
                                           ------    ------    ------


          Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

                                             1996     1995      1994
                                           -------   ------    ------
Current                                    $ 8,925   $3,178    $4,273
Deferred                                    (1,208)     (91)      188
                                           -------   ------    ------
   Total income taxes                      $ 7,717   $3,087    $4,461
                                           -------   ------    ------



          The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 28, 1996 and June 30, 1995 are presented below (in thousands):

                                            1996      1995
                                           ------    ------
Deferred tax assets:
    Allowance for doubtful accounts        $1,680    $1,435
    Deferred gains                             --        10
    Partnership basis in excess of
     financial                                649        --
    reporting basis
    Other                                     472       338
                                           ------    ------
        Total gross deferred tax assets     2,801     1,783
Deferred tax liabilities:
    Unrealized gains                          (44)      (73)
    Depreciation at rates different for
     tax than for financial reporting        (102)     (263)
                                           ------    ------
        Total gross deferred tax
         liabilities                         (146)     (336)
                                           ------    ------
        Net deferred tax assets            $2,655    $1,447
                                           ======    ======

          As a result of the Company's history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.

8.   NET CAPITAL REQUIREMENTS

          The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 28, 1996, Southwest had net capital of $50,707,000 or approximately 9% of aggregate debit balances, which is $39,007,000 in excess of its minimum net capital requirement of $11,700,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 28, 1996, Southwest had net capital of $21,457,000 in excess of 5% of aggregate debit items.

          BTS follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $100,000 at June 28, 1996. At that date, BTS had net capital of $153,000 which is $53,000 in excess of its minimum net capital requirement at that date.

          Trust Company is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. At June 28, 1996, Trust Company had total stockholder's equity of $4,690,000, which is $3,690,000 in excess of its minimum capital requirement at that time.


9.   EMPLOYEE BENEFITS

          The Company has a defined contribution profit sharing plan covering substantially all employees. Profit sharing plan benefits become fully vested after six years of service by the participant. Costs of the profit sharing plan are accrued and funded at the Company's discretion. Profit sharing expense for fiscal years 1996, 1995 and 1994 was approximately $3,692,000, $3,751,000, and
$4,014,000, respectively.

          The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share. The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five year period bearing interest at the Applicable Federal Rate (6.39% at June 28, 1996). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at June 28, 1996 was $278,000.

10.  COMMITMENTS AND CONTINGENCIES

          The Company leases its offices under noncancelable operating lease agreements. Rental expense for fiscal years 1996, 1995 and 1994, aggregated approximately $2,543,000, $2,092,000, and $1,990,000, respectively.

          At June 28, 1996, the future rental payments for the noncancelable leases for each of the following five fiscal years and thereafter follow (in thousands):

                      Year ending:
                           1997              $ 2,913
                           1998                3,074
                           1999                2,887
                           2000                2,513
                           2001                2,472
                           Thereafter          8,487
                                             -------
                      Total payments due     $22,346
                                             -------

          During 1991, the Company entered into various noncancelable lease agreements relating to data processing equipment used in the brokerage operations. The leases expired in fiscal 1995, and the related equipment was subsequently purchased. As of June 28, 1996, the Company had entered into an agreement to purchase certain data processing equipment with a cost of $5,000,000.

          In the general course of its brokerage business and the business of clearing for other brokerage firms, the Company and/or its subsidiaries have been named as a defendant in various lawsuits and arbitration proceedings. These claims allege violation of Federal and state securities laws. Management believes that resolution of these claims will not result in any material adverse effect on the Company's consolidated financial position or results of operations.

          During January 1989, Southwest began performing execution and clearing services for Security Pacific Investments, Inc., which merged into BA Investment Services, Inc., a subsidiary of Bank America Corp., in 1992. BA Investment Services, Inc., ("BAIS") accounted for 7% and 8% of the Company's revenues in fiscal years 1993 and 1992, respectively. Under a modified clearing agreement, Southwest will continue to execute equity, option, corporate bond and certain mutual fund transactions until at least November 1996. In December 1993, BAIS began clearing all of its other transactions except for certain mutual funds. Due to delays in all phases of the conversion schedule as well as volume increases in existing BAIS accounts, management believes that the impact of the agreement modifications will be lower than previously estimated in fiscal 1995.


11.  AFFILIATE TRANSACTIONS

          The Company, through its principal subsidiary, Southwest, provides accounting and administrative services for its subsidiaries and clears all customer transactions for BTS. The assets discussed in Note 2 are segregated in a special reserve account at Trust Company for the exclusive benefit of customers under Rule 15c3-3 of the Act. Westwood serves as the investment manager for these assets. In addition, Westwood serves as the investment manager of the common trust funds of Trust Company.

12.  FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

          In the normal course of business, the broker/dealer subsidiaries engage in activities involving the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-statement of financial condition credit and market risks in the event the customer or counterparty is unable to fulfill its contractual obligation. Such risks may be increased by volatile trading markets.

          As part of its normal brokerage activities, Southwest sells securities not yet purchased (short sales) for its own account. The establishment of short positions exposes the Company to off-statement of financial condition market risk in the event prices increase, as Southwest may be obligated to acquire the securities at prevailing market prices.

          The Company seeks to control the risks associated with its customer activities, including customer accounts of its correspondents for which it provides clearing services, by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The required margin levels are monitored daily and, pursuant to such guidelines, customers are required to deposit additional collateral or to reduce positions when necessary.

          A portion of the Company's customer activity involves short sales and the writing of option contracts. Such transactions may require the Company to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.

          At times, the Company lends money using reverse repurchase agreements. All positions are collateralized by U. S. Government or U.S. Government agency securities. Such transactions may expose the Company to off-statement of financial condition risk in the event such borrowers do not repay the loans and the value of collateral held is less than that of the underlying receivable. These agreements provide the Company with the right to maintain the relationship between market value of the collateral and the receivable.

          The Company arranges secured financing by pledging securities owned and unpaid customer securities for short-term borrowings to satisfy margin deposits of clearing organizations. The Company also actively participates in the borrowing and lending of securities. In the event the counterparty in these and other securities loaned transactions is unable to return such securities pledged or borrowed or to repay the deposit placed with them, the Company may be exposed to the risks of acquiring the securities at prevailing market prices or holding collateral possessing a market value less than that of the related pledged securities. The Company seeks to control the risks by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Southwest Securities Group, Inc.:

     We have audited the consolidated financial statements of Southwest Securities Group, Inc. and subsidiaries as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index at Part IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Securities Group, Inc. and subsidiaries as of June 28, 1996 and June 30, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 1(g) to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                                                KPMG Peat Marwick LLP


Dallas, Texas
July 25, 1996

SCHEDULE I - Condensed Financial Information of Registrant



               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                  Condensed Statements of Financial Condition
                  -------------------------------------------
                       June 28, 1996  and June 30, 1995
                                (In thousands)


ASSETS                                     1996      1995
- ------                                   --------  --------

Investment in subsidiaries, at equity     $64,939   $52,178
Notes receivable from subsidiaries         19,500    19,500
Other assets                                1,624     1,049
                                         --------  --------
                                          $86,063   $72,727
                                         ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Other liabilities                         $ 1,614   $ 1,186
Stockholders' equity                       84,449    71,541
                                         --------  --------
                                          $86,063   $72,727
                                         ========  ========


               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                      Condensed Statements of Income and
                      -----------------------------------
                             Stockholders' Equity
                             --------------------
          Years Ended June 28, 1996, June 30, 1995 and June 24, 1994
                                (In thousands)


                                            1996       1995       1994
                                            ----       ----       ----

Revenues - Interest and other income       $ 3,211    $ 2,758    $ 1,985
                                           -------    -------    -------

Expenses:
     Interest expense                            2         39        148
     Other expenses                            780        972      1,690
                                           -------    -------    -------
                                               782      1,011      1,838
                                           -------    -------    -------
Income before income tax (expense)
 benefit and equity in earnings of
 subsidiaries                                2,429      1,747        147
Income tax (expense) benefit                (1,189)      (635)       816
                                           -------    -------    -------
Income before equity in earnings of
 subsidiaries                                1,240      1,112        963
Equity in earnings of subsidiaries          12,800      4,556      7,229
                                           -------    -------    -------
     Net income                             14,040      5,668      8,192
                                           -------    -------    -------

Stockholders' equity at beginning of
 year                                       71,541     63,866     46,267
Net proceeds from issuance of common
 stock                                         250         --     13,303
Issuance of common stock for acquisition        --      5,000         --
Proceeds from employees for Employee
 Stock Purchase Plan                            98         45         --
Dividends                                   (1,406)    (1,158)    (1,000)
Treasury stock acquired                        (74)    (1,880)    (2,896)
                                           -------    -------    -------
Stockholders' equity at end of year        $84,449    $71,541    $63,866
                                           =======    =======    =======

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                      Condensed Statements of Cash Flows
                      ----------------------------------
          Years Ended June 28, 1996, June 30, 1995 and June 24, 1994
                                (In thousands)

                                            1996       1995      1994
                                          --------   -------   -------
Cash flows from operating activities:
     Net income                           $ 14,040   $ 5,668   $ 8,192
     Adjustments:
          Undistributed equity in
           earnings of subsidiaries        (12,800)   (4,556)   (7,229)
          Depreciation and amortization        175       403       401
          Other                                887      (316)      167
                                          --------   -------   -------
               Net cash provided by
                operating activities         2,302     1,199     1,531
                                          --------   -------   -------
Cash flows from investing activities:
     Proceeds from (payments on) notes
      and other accounts with
      subsidiaries                            (847)    5,593    (9,570)
     Purchase of investments                  (367)   (3,124)       --
                                          --------   -------   -------
               Net cash provided by
                (used in) investing
                activities                  (1,214)    2,469    (9,570)
                                          --------   -------   -------
Cash flows from financing activities:
     Purchase of treasury stock                (74)   (1,880)   (2,896)
     Net increase (decrease) in notes
      payable                                   --        --    (1,000)
     Payments of capital lease
      obligations                               --      (723)     (482)
     Net proceeds from issuance of
      common stock                             250        --    13,303
     Dividends on common stock              (1,362)   (1,110)     (886)
     Proceeds from employees for
      Employee Stock Purchase
      Plan                                      98        45        --
                                          --------   -------   -------
               Net cash provided by
                (used in) financing
                activities                  (1,088)   (3,668)    8,039
                                          --------   -------   -------
Net change in cash                              --        --        --
Cash at beginning of year                        1         1         1
                                          --------   -------   -------
Cash at end of year                       $      1   $     1   $     1
                                          ========   =======   =======

- ---------------
Note: During 1995, the Company loaned $421,000 to employees under an Employee Stock Purchase Plan for the purchase of 61,122 shares of Treasury stock. Also during 1995, the Company issued common stock valued at $5,000,000 related to an acquisition.

SCHEDULE II - Valuation and Qualifying Accounts



               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                       ---------------------------------
          Years ended June 28, 1996, June 30, 1995 and June 24, 1994
                                (In thousands)

                                                 Charged
                                    Beginning    to costs                  End of
                                    of period  and expenses   Deductions   period
                                    ---------  ------------  ------------  ------
Allowance for doubtful accounts:
     Year ended June 28, 1996          $4,100      $984         $(284)(1)  $4,800
                                       ======      ====         =====      ======

Allowance for doubtful accounts:
     Year ended June 30, 1995          $3,045      $663         $ 392 (1)  $4,100
                                       ======      ====         =====      ======

Allowance for doubtful accounts:
     Year ended June 24, 1994          $3,296      $259         $(510)(1)  $3,045
                                       ======      ====         =====      ======

____________
(1) Accounts written-off, net of recoveries.