Form 10-Q
period 1996-09-27
SOUTHWEST SECURITIES GROUP INC
filed 1996-11-08
CIK 878520

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 27, 1996
                         Commission file number 0-19483


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


Yes X       No

As of November 8, 1996, there were 8,783,630 shares of the registrant's common stock, $.10 par value, outstanding.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                    INDEX


Part 1. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition
 September 27, l996 and June 28, l996

Consolidated Statements of Income
 For the three months ended September 27,l996 and September 29, 1995

Consolidated Statements of Cash Flows
 For the three months ended September 27, l996 and September 29, 1995

Notes to Consolidated Financial Statements
 September 27, l996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 1. Legal proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                     September 27, l996 and June 28, l996
          (Dollars in thousands, except par values and share amounts)


                                                                  September        June
                                                                 (Unaudited)
Assets
Cash                                                             $      7,274  $      5,284
Assets segregated for regulatory purposes                             287,611       204,454
Receivable from brokers, dealers and clearing organizations         1,686,887     1,455,645
Receivable from clients, net of allowance for doubtful accounts       440,714       475,195
Securities owned, at market value                                      34,049        34,593
Other assets                                                           23,504        21,226
                                                                 $  2,480,039  $  2,196,397
Liabilities and Stockholders' equity
Short-term borrowings                                            $     45,600  $    104,984
Payable to brokers, dealers and clearing organizations              1,581,447     1,313,455
Payable to clients                                                    715,908       647,787
Drafts payable                                                         27,125        25,158
Other liabilities                                                      21,960        20,564
                                                                    2,392,040     2,111,948

Stockholders' equity:
Preferred stock of $1.00 par value. Authorized100,000
 shares; none issued.                                                     ---           ---
Common stock of $.10 par value. Authorized 10,000,000
 shares.  Issued 8,792,807 and outstanding 8,783,630
 at September 27, 1996 and June 28, 1996.                                 879           879
Additional paid-in capital                                             27,107        27,107
Retained earnings                                                      60,304        56,815
Receivable from employees under the Employee Stock Purchase Plan         (217)         (278)
Treasury stock, at cost, 9,177 shares.                                    (74)          (74)
  Total Stockholders' equity                                           87,999        84,449
Commitments and contingencies
                                                                 $  2,480,039  $  2,196,397










See accompanying Notes to the Consolidated Financial Statements.

              SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
  For the three months months ended September 27, 1996 and September 29, 1995
          (Dollars in thousands, except per share and share amounts)
                                (Unaudited)

                                                         1996       1995
Revenues

Net revenues from clearing operations                 $   4,725  $   3,671
Commissions                                               8,248      8,718
Interest                                                 25,561     20,873
Investment banking, advisory and administrative fees      3,669      3,005
Net gains on principal transactions                       3,091      2,504
Other                                                     2,410      2,152
                                                         47,704     40,923
Expenses

Commissions and other employee compensation              14,779     12,889
Interest                                                 18,002     14,675
Occupancy, equipment and computerservice costs            2,545      2,501
Communications                                            2,173      2,051
Floor brokerage and clearing organization charges           977      1,001
Other                                                     3,214      3,785
                                                         41,690     36,902
Income before income taxes                                6,014      4,021

Provision for income taxes                                2,086      1,397
Net income                                            $   3,928  $   2,624
Earnings per share                                    $     .45  $     .30
Weighted average shares outstanding                   8,789,755  8,789,866










See accompanying Notes to Consolidated Financial Statements

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
     For the three months ended September 27, 1996 and September 29, 1995
                           (Dollars in thousands)
                                (Unaudited)


                                                                      1996      1995
Cash flows from operating activities:
 Net income                                                        $    3,928  $    2,624
 Adjustments to reconcile net income
  to net cash used in operating activities:
 Depreciation and amortization                                            664         807
 Provision for doubtful accounts                                           35         400
 Deferred income taxes                                                   (248)       (187)
 Decrease (increase) in assets segregated for regulatory purposes     (83,157)     15,130
 Net change in broker, dealer and clearing organization accounts       36,750     (22,333)
 Net change in client accounts                                        102,567       4,085
 Decrease in securities owned                                             544       9,967
 Decrease in other assets                                              (1,477)       (667)
 Increase (decrease) in drafts payable                                  1,967      (2,634)
 Increase (decrease) in other liabilities                               1,309      (8,730)
     Net cash provided by (used in) operating activities               62,882      (1,538)

Cash flows from investing activities:
 Purchase of furniture, equipment, and leasehold improvements          (1,218)       (583)
     Net cash used in investing activities                             (1,218)       (583)

Cash flows from financing activities:
 Proceeds from (payments on) short-term borrowings                                  (59,384)      3,146
 Proceeds from employees for Employee Stock Purchase Plan                  61          26
 Net proceeds from issuance of common stock                               ---         250
 Payment of cash dividend on common stock                                (351)       (307)
  Net cash provided by (used in) financing activities                 (59,674)      3,115

Net increase in cash                                                    1,990         994
 Cash at beginning of period                                            5,284       3,589
 Cash at end of period                                             $    7,274  $    4,583










See accompanying Notes to the Consolidated Financial Statements.

              SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                (Unaudited)

General and Basis of Presentation
The accompanying interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its wholly owned subsidiaries, (collectively, the "Company"), Southwest Securities, Inc. ("Southwest"), Brokers Transaction Services, Inc. ("BTS"), Southwest Investment Advisors, Inc. ("Advisors"), Trust Company of Texas ("Trust Company"), Westwood Management Corporation ("Westwood"), and SW Capital Corporation ("Capital"). Southwest and BTS are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. All significant intercompany balances andtransactions have been eliminated.

The consolidated financial statements as of September 27, 1996, and for the three month periods ended September 27, 1996 and September 29, 1995, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's annual audited report as of June 28, 1996. Amounts included for June 28, 1996 are from the audited financial statements as filed on Form 10-K.

Cash Flow Reporting
Cash paid for interest was $18,012,000 and $13,978,000 for the periods ended September 27, 1996 and September 29,1995, respectively. Cash paid for income taxes was $1,774,000 and $1,027,000 in 1996 and 1995, respectively.

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

Assets Segregated for Regulatory Purposes
At September 27, 1996, the Company had reverse repurchase agreements of $183,784,000 and U.S. Treasury securities with a market value of $103,827,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act, at Trust Company. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $185,662,000. At June 28, 1996, the Company had reverse repurchase agreements of $100,092,000, and U.S. Treasury securities with a market value of $104,362,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $101,013,000 at June 28, 1996.

Receivable from and Payable to Brokers, Dealers and Clearing Organizations
At September 27, l996 and June 28, l996, the Company had receivables from and payables to brokers, dealers and clearing organizations relating to the following (000's omitted):

                                     September         June
Receivables:
Securities failed to deliver       $     18,362  $     22,013
Securities borrowed                   1,589,345     1,341,788
Correspondent broker/dealers             69,843        72,207
Clearing organizations                      557           547
Other                                     8,780        19,090
                                   $  1,686,887  $  1,455,645

                                    September          June
Payables:
Securities failed to receive       $     19,561  $     15,138
Securities loaned                     1,548,308     1,286,199
Correspondent broker/dealers              8,173         7,293
Other                                     5,405         4,825
                                   $  1,581,447  $  1,313,455

Short-term Borrowings
Southwest has credit arrangements with commercial banks, which include broker loan lines up to $210,000,000 to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in clients' margin accounts. This line may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. The amount outstanding under these credit facilities at September 27, 1996 was $45,600,000 and was collateralized by marketable securities owned valued at approximately $14,931,000, securities held for correspondent broker/dealer accounts valued at approximately $77,099,000 and clients' securities valued at approximately $39,563,000. Additionally, Southwest had an irrevocable letter of credit agreement at September 27, 1996 aggregating $16,700,000, pledged to support its open positions with an options clearing corporation. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients and nonclients margin accounts with a value of $23,812,000. The amount outstanding under these credit arrangements was $94,995,000 at June 28, 1996 and was collateralized by marketable securities owned valued at approximately $17,772,000, securities held for correspondent broker/dealer accounts valued at approximately $68,193,000 and clients' securities valued at approximately $57,436,000. At June 28, 1996 Southwest had securites sold under agreements to repurchase for $9,989,000, maturing July 3, 1996.

Net Capital Requirements
The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $l,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-1 under the l934 Act. At September 27, 1996, Southwest had net capital of $50,123,000, or approximately 9% of aggregate debit balances, which is $39,446,000 in excess of its minimum net capital requirement of $10,677,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 27, l996, Southwest had net capital of $23,430,000 in excess of 5% of aggregate debit items.

BTS follows the primary (aggregate indebtedness) method under Rule 15c3-3, which requires it to maintain minimum net capital of $100,000 at September 27, 1996. At that date, BTS had net capital of $153,000 which is $53,000 in excess of its minimum net capital requirement at that date.

Trust Company is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. At September
27, 1996, Trust Company had total stockholder's equity of $4,722,000 which is $3,722,000 in excess of its minimum capital requirement at that time.

Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share. The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five year period bearing interest at the Applicable Federal Rate (6.64% at September 27, 1996). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at September 27, 1996 was $217,000.

Item 2. Management's Discussion andAnalysis of Financial Condition and
        Results of Operations
General
Southwest Securities Group, Inc. (The "Company"), through its principal subsidiary, Southwest Securities, Inc. ("Southwest"), provides securities transaction processing and other related services and operates a fullservice brokerage, investment banking and asset management firm. Its primary business is delivering a broad range of securities transaction processing services to broker/dealers. Transaction processing services include cost-effective integrated trade execution, clearing, client account processing and other customized services ("Transaction Processing"). Southwest also provides services that are directly related to Transaction Processing including margin lending and stock loan services. The Company also provides securities brokerage and investment services primarily to individuals, provides investment banking services to municipal and corporate clients and trades fixed income and equity securities. Brokers Transaction Services, Inc., ("BTS") a wholly owned subsidiary of the Company, and a National Association of Securities
Dealers registered broker/dealer, contracts with independent registered representatives for the administration of their securities business. Southwest Investment Advisors, Inc., a wholly owned subsidiary of the Company is a registered investment advisor and currently inactive. SW Capital
Corporation, a wholly owned subsidiary of the Company, administers the Local Government Investment Cooperative ("LOGIC") program. The LOGIC program allows participants to pool their available funds, resulting in increased economies of scale, which allow higher returns while maintaining a high degree of safety and liquidity. In addition, the Company offers asset management and trust services through its wholly owned subsidiaries, Westwood Management Corporation and The Trust Company of Texas.

One of the most important facets of the Company's operations is Transaction Processing and related services. Substantially all of the revenues from Transaction Processing are shown on the Company's Consolidated Statements of Income as net revenues from clearing operations. Increased Transaction Processing and related services have resulted in increases in certain revenues, including net revenues from clearing operations, interest revenue from margin loans to clients of Southwest's Correspondents and to Correspondents for their own security inventory positions and money market administrative fees. The resultant increases in retained earnings have increased the capital of the Company which in turn has permitted the Company to expand all areas of its operations.

Other major sources of revenues are commissions from Southwest's client transactions and interest revenue from margin loans to its own clients, stock loan transactions and other interest bearing assets. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The major expenses incurred by the Company relate to payment of commissions, overall compensation and benefits for both sales and administrative personnel and the costs of funds to finance the Company's securities operations, including short term borrowings, stock loan transactions and other interest- bearing obligations.

In August 1994, the Company authorized an employee stock purchase plan available to eligible employees. The shares available for purchase were those purchased in the Company's series of treasury stock acquisitions. At September 27, 1996, the amount receivable from employees under the Employee Stock Purchase Plan was $217,000.

Three Months Ended September 27, l996 Compared With the Three Months Ended September 29, l995

Total revenues increased by $6,781,000, or 17%, in the first quarter of fiscal 1997 to $47,704,000 compared to $40,923,000 in the first quarter of fiscal 1996. Improved market conditions as well as an increase in the number of correspondents resulted in increased revenues from Transaction Processing of $1,054,000, an increase of 29%. Commissions decreased $470,000 to $8,248,000, a decrease of 5% when compared with revenues in the first quarter of fiscal 1996 of $8,718,000. Interest income increased to $25,561,000, an increase of $4,688,000, or 22%, while interest expense increased 23%, or $3,327,000 to $18,002,000. This resulted in an increase in net interest revenue of $1,361,000 or 22% due to increased balances in securities lending accounts and a continuing favorable interest rate environment. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of September 27, 1996, were $1,589,345,000 and $1,548,308,000, respectively. As of September 29, 1995, these amounts were $1,341,788,000 and $1,286,199,000. Investment banking, advisory and administrative fees increased $664,000 or 22% to $3,669,000 primarily due to an increase in managed accounts and fees received for investment banking services during the first quarter of fiscal 1997 when compared to the same period in the previous year. Net gains on principal transactions increased 23% or $587,000 to $3,091,000, principally due to an increase in trading and underwriting income.

Total expenses increased $4,788,000 or 13% to $41,690,000 when compared to the quarter ended September 29, 1995 primarily as the result of increased interest expense, as discussed above, and increased commission and employee compensation expense. Commissions and other employee compensation increased $1,890,000 or 15% compared to the same period last year as a result of increased commissions generated by Southwest and BTS registered representatives and an increase in the number of employees to 639 at September 27, 1996 compared to 563 at September 29, 1995. Other expenses decreased $571,000 or 15% to $3,214,000, primarily due to decreases in expenses associated with trading and underwriting fixed income securities and advertising expense.

Liquidity and Capital Resources

Approximately 99% of the Company's assets consist of cash, assets segregated for regulatory purposes, marketable securities and receivables from clients (representing borrowings from Southwest by clients to finance the purchase of securities on margin, which are secured by marketable securities) and from brokers, dealers, and clearing organizations. All assets are financed by the Company's equity capital, short-term bank borrowings, interest bearing and noninterest bearing client credit balances, correspondent deposits, and other payables. Southwest maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to absorb losses from the inherent risks in receivables from clients, clients of correspondents and correspondents themselves. As of September 27, 1996, the allowance was approximately $4,800,000.

Southwest has credit arrangements with several commercial banks, which include broker loan lines up to $210,000,000 to finance securities owned, securities held for correspondent accounts and receivables in client margin accounts.
These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. As of September 27, l996, the Company had $45,600,000 outstanding as loans under these arrangements. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate, and are collateralized by securities of Southwest and its clients. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of Southwest.

Southwest is subject to the requirements of the Securities and Exchange Commission and the New York Stock Exchange relating to liquidity, capital standards and the use of client funds and securities. The Company has historically operated in excess of the minimum net capital requirements.

Effects of Recently Issued Accounting Standards
On July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock- Based Compensation" ("FAS 123"). FAS 123 will not have a material impact on the Company's financial position or results of operations, as the Company does not intend to adopt the value based measurement concept, but will require extensive disclosures regarding the Company's stock option plan.

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

Part II.  Other Information

Item 1. Legal Proceedings

None Reportable (229.103)

Item 2.  Changes in Securities

None Reportable (Per Instructions toForm 10-Q)

Item 3.  Defaults upon Senior Securities

None Reportable (Per Instructions toForm 10-Q)

Item 4.  Submission of Matters to a Vote of Security Holders

The information required by this item regarding Submission of Matters to a Vote of Security Holders is incorporated by reference to pages 2 through 17 of the Company's Proxy Statement dated September 26, 1996 which was filed with the Commission pursuant to Regulation 240.14a (6) (c) prior to October 26, 1996.

Item 5.  Other Information

None Reportable (Per Instructions toForm 10-Q)

Item 6.  Exhibits and Reports on Form 8K

EXHIBITS

10.1  Executive Compensation

The information required by this item regarding Executive compensation is incorporated by reference to pages 8 through 10 of the Company's Proxy Statement dated September 26, 1996 which was filed with the Commission pursuant to Regulation 240.14a (6) (c) prior to October 26, 1996.

REPORTS ON FORM 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Southwest Securities Group, Inc.

                                                  (Registrant)

November 10, 1996                       /S/ David Glatstein
    Date                                          (Signature)
                                       David Glatstein
                                       President


November 10, 1996                     /S/ Kenneth R. Hanks
    Date                                         (Signature)
                                      Kenneth R. Hanks
                                      Chief Financial Officer