Form 10-Q
period 1996-12-31
SOUTHWEST SECURITIES GROUP INC
filed 1997-02-13
CIK 878520

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996
                         Commission file number 0-19483


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

Yes  X   No

As of February 10, 1997, there were 8,783,630 shares of the registrant's common stock, $.10 par value, outstanding.

             SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                  INDEX



Part 1. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition
 December 31, 1996 and June 28, l996

Consolidated Statements of Income
 For the three and six months ended December 31, l996 and December 29, 1995

Consolidated Statements of Cash Flows
 For the six months ended December 31, 1996 and December 29, 1995

Notes to Consolidated Financial Statements
 December 31, 1996

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

               Consolidated Statements of Financial Condition
                     December 31, l996 and June 28, l996
        (Dollars in thousands, except par values and share amounts)

                                              December       June
                                             (Unaudited)
Assets
Cash                                         $     9,479  $     5,284
Assets segregated for regulatory purposes        280,923      204,454
Receivable from brokers, dealers and
 clearing organizations                        1,900,052    1,455,645
Receivable from clients, net of allowance
 for doubtful accounts                           479,097      475,195
Securities owned, at market value                 36,273       34,593
Other assets                                      22,188       21,226
                                             $ 2,728,012  $ 2,196,397
Liabilities and Stockholders' equity
Short-term borrowings                        $    30,975  $   104,984
Payable to brokers, dealers and
 clearing organizations                        1,775,785    1,313,455
Payable to clients                               770,235      647,787
Drafts payable                                    35,411       25,158
Other liabilities                                 24,140       20,564
                                               2,636,546    2,111,948

Stockholders' equity:
Preferred stock of $1.00 par value.
   Authorized 100,000 shares; none issued.          ---          ---
Common stock of $.10 par value.
 Authorized 20,000,000 shares.
 Issued 8,792,807 and outstanding 8,783,630 at
 December 31, 1996 and June 28, 1996.               879          879
Additional paid-in capital                       27,107       27,107
Retained earnings                                63,724       56,815
Receivable from employees under the
 Employee Stock Purchase Plan                      (170)        (278)
Treasury stock, at cost, 9,177 shares.              (74)         (74)
Total Stockholders' equity                       91,466       84,449
Commitments and contingencies
                                            $ 2,728,012  $ 2,196,397




See accompanying Notes to the Consolidated Financial Statements.

              SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
  For the three and six months ended December 31, 1996 and December 29, 1995
          (Dollars in thousands, except per share and share amounts)
                                (Unaudited)

                                     Three Months Ended     Six Months Ended
Revenues                               1996       1995        1996       1995
Net revenues from
 clearing operations                $   5,693  $   3,964  $   10,418  $   7,635
Commissions                             9,552      8,851      17,800     17,569
Interest                               28,159     25,234      53,720     46,107
Investment banking, advisory and
 administrative fee                     2,931      3,332       6,600      6,337
Net gains on principal transactions     3,209      2,992       6,300      5,496
Other                                   2,175      1,940       4,585      4,092
                                       51,719     46,313      99,423     87,236
Expenses
Commissions and other
 employee compensation                 15,072     14,036      29,851     26,925
Interest                               19,176     18,517      37,178     33,192
Occupancy, equipment and computer
 service costs                          3,195      2,296       5,740      4,797
Communications                          2,943      2,011       5,116      4,062
Floor brokerage and clearing
 organization charges                     994        947       1,971      1,948
Other                                   4,392      3,357       7,606      7,142
                                       45,772     41,164      87,462     78,066
Income before income taxes              5,947      5,149      11,961      9,170

Provision for income taxes              2,088      1,802       4,174      3,199
Net income                          $   3,859  $   3,347   $   7,787  $   5,971
Earnings per share                  $     .44  $     .38   $     .89  $     .68
Weighted average shares outstanding 8,791,234  8,783,630   8,790,546  8,786,782





See accompanying Notes to Consolidated Financial Statements

             SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
      For the six months ended December 31, 1996 and December 29, 1995
                            (Dollars in thousands)
                                 (Unaudited)

                                                        1996         1995
Cash flows from operating activities:
Net income                                           $   7,787    $   5,971
  Adjustments to reconcile net income
   to net cash used in operating activities:
 Depreciation and amortization                           1,471        1,611
 Provision for doubtful accounts                            25          692
 Deferred income taxes                                    (521)        (422)
 Decrease (increase) in assets segregated
  for regulatory purposes                              (76,469)      22,135
 Net change in broker, dealer and clearing
  organization accounts                                 17,923      (22,719)
 Net change in client accounts                         118,521        6,781
 Increase in securities owned                           (1,680)     (17,474)
 Decrease (increase) in other assets                     3,756         (350)
 Increase (decrease) in drafts payable                  10,253       (2,058)
 Increase (decrease) in other liabilities                3,488       (1,707)
   Net cash provided by (used in)
    operating activities                                84,554       (7,540)

Cash flows from investing activities:
 Purchase of furniture, equipment and
  leasehold improvements                                (5,668)      (1,067)
 Proceeds from sale of fixed assets                        ---          481
   Net cash used in investing activities                (5,668)        (586)

Cash flows from financing activities:
 Proceeds from (payments on) short-term
  borrowings                                           (74,009)      14,521
 Purchase of treasury stock                                ---          (74)
 Proceeds from employees for
  Employee Stock Purchase Plan                             108           49
 Net proceeds from issuance of common stock                ---          250
 Payment of cash dividend on common stock                 (790)        (658)
   Net cash provided by (used in)
    financing activities                               (74,691)      14,088

Net increase in cash                                     4,195        5,962
Cash at beginning of period                              5,284        3,589
Cash at end of period                                $   9,479    $   9,551





See accompanying Notes to the Consolidated Financial Statements.

            SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                             (Unaudited)

General and Basis of Presentation
The accompanying interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its wholly owned subsidiaries, (collectively, the "Company"), Southwest Securities, Inc. ("Southwest"), Brokers Transaction Services, Inc. ("BTS"), Southwest Investment Advisors, Inc. ("Advisors"), Trust Company of Texas ("Trust Company"), Westwood Management Corporation ("Westwood"), SW Capital Corporation ("Capital"), SWST Computer Corporation ("Computer Corp") and Sovereign Securities, Inc. ("Sovereign"). Southwest and BTS are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of December 31, 1996, and for the three and six month periods ended December 31, 1996 and December 29, 1995, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's annual audited report as of June 28, 1996. Amounts included for June 28, 1996 are from the audited financial statements as filed on Form 10-K.

Cash Flow Reporting
Cash paid for interest was $36,645,000 and $31,279,000 for the six months ended December 31, 1996 and December 29, 1995, respectively. Cash paid for income taxes was $5,155,000 and $2,742,000 in 1996 and 1995, respectively.

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

Assets Segregated for Regulatory Purposes
At December 31, 1996, the Company had reverse repurchase agreements of $165,992,000, U.S. Treasury securities with a market value of $114,650,000 and cash of $281,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act, at Trust Company. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $166,156,000. At June 28, 1996, the Company had reverse repurchase agreements of $100,092,000, and U.S. Treasury securities with a market value of $104,362,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $101,013,000 at June 28, 1996.

Receivable from and Payable to Brokers, Dealers and Clearing Organizations At December 31, l996 and June 28, l996, the Company had receivables from and payables to brokers, dealers and clearing organizations relating to the following (000's omitted):

                                  December        June
Receivables:
Securities failed to deliver     $     7,094  $    22,013
Securities borrowed                1,785,018    1,341,788
Correspondent broker/dealers          67,109       72,207
Clearing organizations                   557          547
Other                                 40,274       19,090
                                 $ 1,900,052  $ 1,455,645



                                  December        June

Payables:
Securities failed to receive     $     9,492  $    15,138
Securities loaned                  1,751,925    1,286,199
Correspondent broker/dealers           6,755        7,293
Other                                  7,613        4,825
                                 $ 1,775,785 $  1,313,455

Short-term Borrowings
Southwest has credit arrangements with commercial banks, which include broker loan lines up to $187,000,000 to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in clients' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. The amount outstanding under these credit facilities at December 31, 1996 was $30,975,000 and was collateralized by marketable securities owned valued at approximately $16,306,000, securities held for correspondent broker/dealer accounts valued at approximately $84,053,000 and clients' securities valued at approximately $30,742,000. Additionally, Southwest had an irrevocable letter of credit agreement at December 31, 1996 aggregating $16,000,000, pledged to support its open positions with an options clearing corporation. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients and non-clients margin accounts with a value of $20,989,000. The amount outstanding under these credit arrangements was $94,995,000 at June 28, 1996 and was collateralized by marketable securities owned valued at approximately $17,772,000, securities held for correspondent broker/dealer accounts valued at approximately $68,193,000 and clients' securities valued at approximately $57,436,000. At June 28,1996 Southwest had securities sold under agreements to repurchase for $9,989,000, maturing July 3, 1996.

Net Capital Requirements
The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $l,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-1 under the l934 Act. At December 31, 1996, Southwest had net capital of $59,292,000, or approximately 10% of aggregate debit balances, which is $47,747,000 in excess of its minimum net capital requirement of $11,546,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, l996, Southwest had net capital of $30,429,000 in excess of 5% of aggregate debit items.

BTS follows the primary (aggregate indebtedness) method under Rule 15c3-3, which requires it to maintain minimum net capital of $100,000 at December 31, 1996. At that date, BTS had net capital of $154,000 which is $54,000 in excess of its minimum net capital requirement at that date.

Trust Company is subject to the capital requirements of the Texas
Department of Banking, and has a minimum capital requirement of $1,000,000. At December 31, 1996, Trust Company had total stockholder's equity of $4,683,000 which is $3,683,000 in excess of its minimum capital requirement at that time.

Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share.
The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five year period bearing interest at the Applicable Federal Rate (6.40% at December 31, 1996). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at December 31, 1996 was $170,000.

Stock Option Plan
On November 6, 1996, the shareholders of the Company approved the Stock Option Plan adopted by the Board of Directors on September 17, 1996, pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of Common Stock of the Company. As of December 31, 1996, no options had been issued under this plan.

Phantom Stock Plan
On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan adopted by the Board of Directors on September 17, 1996. This plan allows non-employee directors to receive directors fees in the form of common stock equivalent units. As of December 31, 1996, no units had been issued under this plan.

Authorized Common Stock
On November 6, 1996, the shareholders of the Company approved the authorization of an additional 10,000,000 shares of common stock. This brings the total common shares authorized to 20,000,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
Southwest Securities Group, Inc. (The "Company"), through its principal subsidiary, Southwest Securities, Inc. ("Southwest"), provides securities transaction processing and other related services and operates a full-service brokerage, investment banking and asset management firm. Its primary business is delivering a broad range of securities transaction processing services to broker/dealers. Transaction processing services include cost-effective integrated trade execution, clearing, client account processing and other customized services ("Transaction Processing"). Southwest also provides services that are directly related to Transaction Processing including margin lending and stock loan services. The Company also provides securities brokerage and investment services primarily to individuals, provides investment banking services to municipal and corporate clients and trades fixed income and equity securities. Brokers Transaction Services, Inc., ("BTS") a wholly owned subsidiary of the Company, and a National Association of Securities Dealers ("NASD") registered broker/dealer, contracts with independent registered representatives for the administration of their securities business. Southwest Investment Advisors, Inc., a wholly owned subsidiary of the Company is a registered investment advisor and currently inactive. SW Capital Corporation, a wholly owned subsidiary of the Company, administers the Local Government Investment Cooperative ("LOGIC") program. The LOGIC program allows participants to pool their available funds, resulting in increased economies of scale, which allow higher returns while maintaining a high degree of safety and liquidity. In addition, the Company offers asset management and trust services through its wholly owned subsidiaries, Westwood Management
Corporation and The Trust Company of Texas.

In August of 1996, the Company formed SWST Computer Corporation
("Computer Corp") which will sell data processing services. In October of 1996, the Company formed Sovereign Securities, Inc. which is in the process of registering to become a NASD broker/dealer. These companies are not expected to contribute significantly to the earnings of the Company during fiscal 1997.

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

In August 1994, the Company authorized an employee stock purchase plan available to eligible employees. The shares available for purchase were those purchased in the Company's series of treasury stock acquisitions. At December 31, 1996, the amount receivable from employees under the Employee Stock Purchase Plan was $170,000.

On November 6, 1996, the shareholders of the Company approved the Stock Option Plan adopted by the Board of Directors on September 17, 1996, pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of Common Stock of the Company. As of December 31, 1996, no options had been issued under this plan.

On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan adopted by the Board of Directors on September 17, 1996. This plan allows non-employee directors to receive directors fees in the form of common stock equivalent units. As of December 31, 1996, no units had been issued under this plan.

On November 6, 1996, the shareholders of the Company approved the authorization of an additional 10,000,000 shares of common stock. This brings the total common shares authorized to 20,000,000 shares.

Three Months Ended December 31, l996 Compared With the Three Months Ended
 December 29, l995

Total revenues increased by $5,406,000, or 12%, in the second quarter of fiscal 1997 to $51,719,000 compared to $46,313,000 in the second quarter of fiscal 1996. Improved market conditions as well as an increase in the number of correspondents resulted in increased revenues from Transaction Processing of $1,729,000, an increase of 44%. Commissions increased $701,000 to $9,552,000, an increase of 8% when compared with revenues in the second quarter of fiscal 1996 of $8,851,000. Interest income increased to $28,159,000, an increase of $2,925,000, or 12%, while interest expense increased 4%, or $659,000 to $19,176,000. This resulted in an increase in net interest revenue of $2,266,000 or 34% due to increased balances in securities lending accounts and a continuing favorable interest rate environment. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of December 31, 1996, were $1,785,018,000 and $1,751,925,000, respectively. As of
December 29, 1995, these amounts were $1,339,290,000 and $1,299,262,000. Investment banking, advisory and administrative fees decreased $401,000 or 12% to $2,931,000 when compared to $3,332,000 in the second quarter of fiscal 1996. Net gains on principal transactions increased 7% or $217,000 to $3,209,000, principally due to an increase in trading income. Other income increased $235,000 or 12% to $2,175,000 when compared to $1,940,000 in the second quarter of fiscal 1996.

Total expenses increased $4,608,000 or 11% to $45,772,000 when compared to the quarter ended December 29, 1995 primarily as the result of increased occupancy and communications expenses and increased commission and employee compensation expense. Commissions and other employee compensation increased $1,036,000 or 7% compared to the same period last year as a result of increased commissions generated by Southwest and BTS registered representatives and an increase in the number of employees to 639 at December 31, 1996 compared to 577 at December 29, 1995. Occupancy, equipment and computer service expenses increased $899,000 or 39% primarily due to an upgrade in computer processing equipment. Communications expense increased $932,000 or 46% to $2,943,000 when compared to $2,011,000 in the second quarter of fiscal 1996. Other expenses increased $1,035,000 or 31% to $4,392,000, primarily due to increases in expenses associated with trading and underwriting fixed income securities.

Six Months Ended December 31, 1996 Compared with the Six Months Ended
 December 29, 1995

Total revenues for the six months ended December 31, 1996 increased $12,187,000, or 14% when compared to the same period last year. As discussed above, improved market conditions as well as an increase in the number of correspondents resulted in increased revenues from Transaction Processing. Net revenues from clearing operations increased to $10,418,000 an increase of $2,783,000 or 36% from a year ago. Interest income increased to $53,720,000, an increase of $7,613,000, or 17%, while interest expense increased 12%, or $3,986,000 to $37,178,000. This resulted in an increase in net interest revenue of $3,627,000 or 28% due to increased balances in securities lending accounts and a continuing favorable interest rate environment. Net gains on principal transactions and other income increased due to the reasons discussed above.

Total expenses increased $9,396,000 or 12% to $87,462,000 when compared to the six months ended December 29, 1995 primarily as the result of increased interest expense, as discussed above, and increased commission and employee compensation expense. Commissions and other employee compensation increased $2,926,000 or 11% compared to the same period last year as a result of increased commissions generated by Southwest and BTS registered representatives and an increase in the number of employees. Occupancy, equipment and computer service expenses increased $943,000 or 20% primarily due to an upgrade in computer processing equipment. Communications expense increased $1,054,000, or 26%, to $5,116,000 from $4,062,000 when compared to the period ended
December 29, 1995.

Liquidity and Capital Resources

Approximately 99% of the Company's assets consist of cash, assets segregated for regulatory purposes, marketable securities and receivables from clients (representing borrowings from Southwest by clients to finance the purchase of securities on margin, which are secured by marketable securities) and from brokers, dealers, and clearing organizations. All assets are financed by the Company's equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits, and other payables. Southwest maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to absorb losses from the inherent risks in receivables from clients, clients of correspondents and correspondents themselves. As of December 31, 1996, the allowance was approximately $4,800,000.

Southwest has credit arrangements with several commercial banks, which include broker loan lines up to $187,000,000 to finance securities owned, securities held for correspondent accounts and receivables in client margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. As of December 31, l996, the Company had $30,975,000 outstanding as loans under these arrangements. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate, and are collateralized by securities of Southwest and its clients. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of Southwest.

Southwest is subject to the requirements of the Securities and Exchange Commission and the New York Stock Exchange relating to liquidity, capital standards and the use of client funds and securities. The Company has historically operated in excess of the minimum net capital requirements.

Effects of Recently Issued Accounting Standards

On July 1, 1996, the Company adopted Statement of Financial
Accounting Standards No. 123 "Accounting for Stock-Based
Compensation" ("FAS 123"). FAS 123 will not have a material impact on the Company's financial position or results of operations, as the Company does not intend to adopt the value based measurement concept, but will require extensive disclosures regarding the Company's stock option plan.

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

None Reportable (Per Instructions to Form 10-Q)

Item 3.  Defaults upon Senior Securities

None Reportable (Per Instructions to Form 10-Q)

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 6, 1996.
The following directors were elected at the meeting:
[S]                                   [C]          [C]
Nominees                                 For       Withheld

Don A. Buchholz                       7,737,488    132,450
Raymond E. Wooldridge                 7,735,588    134,350
David Glatstein                       7,729,316    140,622
Susan M. Byrne                        7,735,588    134,350
Allen B. Cobb                         7,735,988    133,950
J. Jan Collmer                        7,734,938    135,000
Frederick R. Meyer                    7,736,313    133,625
Jon L. Mosle, Jr.                     7,734,138    135,800

There were no abstentions.

Other matters that were voted on:
[S]                                                  [C]        [C]
                                                        For     Against
Adoption of the Southwest Securities Group,
 Inc. Stock Option Plan                              5,459,392  885,110

Adoption of the Southwest Securities Group,
 Inc. Phantom Stock Plan                             6,179,032  140,401

Amendment of the Company's Certificate of
    Incorporation to increase the authorized number
    of shares of common stock from 10,000,000 to
    20,000,000                                       7,685,097  128,951

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


                                               Southwest Securities Group, Inc
                                               (Registrant)


February 10, 1997                              /S/ David Glatstein
       Date                                    (Signature)
                                               David Glatstein
                                               President


February 10, 1997                              /S/ Kenneth R. Hanks
      Date                                     (Signature)
                                               Kenneth R. Hanks
                                               Chief Financial Officer