Form 10-Q
period 1997-03-27
SOUTHWEST SECURITIES GROUP INC
filed 1997-05-12
CIK 878520

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 27, 1997
                    Commission file number 0-19483


                SOUTHWEST SECURITIES GROUP, INC.
     (Exact name of registrant as specified in its charter)


        Delaware                                 75-2040825
       (State or other jurisdiction      (I.R.S. Employer
        incorporation or organization)   Identification No.)

          1201 Elm Street, Suite 3500, Dallas, Texas       75270
          (Address of principal executive offices)     (Zip Code)


   Registrant's telephone number, including area code  (214) 651-1800


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

                           Yes X   No

As of May 9, 1997, there were 8,987,912 shares of the registrant's common stock, $.10 par value, outstanding.

        SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                              INDEX





Part 1. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Condition
     March 27, 1997 and June 28, l996

Consolidated Statements of Income
     For the three and nine months ended March 27, 1997 and March 29, 1996

Consolidated Statements of Cash Flows
     For the nine months ended March 27, 1997 and March 29, 1996

Notes to Consolidated Financial Statements
     March 27, 1997

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

         Consolidated Statements of Financial Condition
                March 27, 1997 and June 28, l996
   (Dollars in thousands, except par values and share amounts)

                                             March          June
                                          (Unaudited)
Assets
Cash                                       $    13,407  $     5,284
Assets segregated for regulatory purposes      310,953      204,454
Receivable from brokers, dealers and
clearing organizations                       2,205,702    1,455,645
Receivable from clients, net of allowance
for doubtful accounts                          507,602      475,195
Securities owned, at market value               23,001       34,593
Other assets                                    24,650       21,226
                                           $ 3,085,315  $ 2,196,397

Liabilities and Stockholders' equity
Short-term borrowings                      $    42,130  $   104,984
Payable to brokers, dealers and clearing
organizations                                2,088,229    1,313,455
Payable to clients                             800,242      647,787
Drafts payable                                  28,308       25,158
Other liabilities                               31,118       20,564
                                             2,990,027    2,111,948


Stockholders' equity:
Preferred stock of $1.00 par value.
Authorized 100,000
  shares; none issued.                            ---          ---
Common stock of $.10 par value.
Authorized 20,000,000 shares.
 Issued 8,792,807 and outstanding 8,783,630
  at March 27, 1997 and June 28, 1996.            879          879
Additional paid-in capital                     27,107       27,107
Retained earnings                              67,531       56,815
Receivable from employees under the
 Employee Stock Purchase Plan                    (155)        (278)
Treasury stock, at cost, 9,177 shares.            (74)         (74)
     Total Stockholders' equity                95,288       84,449
Commitments and contingencies
                                          $ 3,085,315    2,196,397











See accompanying Notes to the Consolidated Financial Statements.

        SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                Consolidated Statements of Income
For the three and nine months ended March 27, 1997 and March 29, 1996
   (Dollars in thousands, except per share and share amounts)
                           (Unaudited)

                                     Three Months Ended     Nine Months Ended
Revenues                               1997      1996        1997       1996
Net revenues from clearing
operations                          $   5,986  $   4,921  $  16,404  $  12,556
Commissions                            10,469      9,339     28,269     26,908
Interest                               30,248     23,350     83,968     69,457
Investment banking, advisory and
administrative fees                     4,654      2,703     11,254      9,040
Net gains on principal transactions     2,339      1,074      8,639      6,570
Other                                   2,546      2,900      7,131      6,992
                                       56,242     44,287    155,665    131,523

Expenses

Commissions and other employee
compensation                           17,470     12,644     47,321     39,569
Interest                               21,105     16,772     58,283     49,964
Occupancy, equipment and computer
service costs                           3,038      2,199      8,778      6,996
Communications                          2,635      2,574      7,751      6,636
Floor brokerage and clearing
organization charges                    1,043        969      3,014      2,917
Other                                   4,575      3,355     12,181     10,497
                                       49,866     38,513    137,328    116,579
Income before income taxes              6,376      5,774     18,337     14,944

Provision for income taxes              2,130      2,050      6,304      5,249
Net income                          $   4,246  $   3,724  $  12,033  $   9,695
Earnings per share                  $     .48  $     .42  $    1.37  $    1.10
Weighted average shares outstanding 8,793,707  8,783,630  8,791,592  8,785,727






See accompanying Notes to Consolidated Financial Statements.

        SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
   For the nine months ended March 27, 1997 and March 29, 1996
                     (Dollars in thousands)
                           (Unaudited)

                                                  1997          1996
Cash flows from operating activities:
Net income                                     $  12,033  $   9,695
  Adjustments to reconcile net income
     to net cash used in operating activities:
  Depreciation and amortization                    2,114      2,129
  Provision for doubtful accounts                      4        932
  Deferred income taxes                           (1,005)    (1,013)
  Increase in assets segregated for
   regulatory purposes                          (106,499)   (44,077)
  Net change in broker, dealer and
   clearing organization accounts                 24,717    (50,754)
  Net change in client accounts                  120,044     64,040
  Increase in securities owned                    11,592        980
  Decrease in other assets                         2,146      4,565
  Increase in drafts payable                       3,150      6,559
  Increase (decrease) in other liabilities        10,916     (7,975)
     Net cash provided by (used in)
      operating activities                        79,212    (14,919)


Cash flows from investing activities:
  Purchase of furniture, equipment and
   leasehold improvements                         (6,786)    (2,116)
  Proceeds from sale of fixed assets                  96        232
     Net cash used in investing activities        (6,690)    (1,884)

Cash flows from financing activities:
  Proceeds from (payments on) short term
   borrowings                                    (62,854)    20,459
  Purchase of treasury stock                         ---        (74)
  Proceeds from employees for Employee
   Stock Purchase Plan                               123         74
  Net proceeds from issuance of common
   stock                                             ---        250
  Payment of cash dividend on common stock        (1,668)    (1,010)
     Net cash provided by (used in)
      financing activities                       (64,399)    19,699

Net increase in cash                               8,123      2,896
Cash at beginning of period                        5,284      3,589
Cash at end of period                          $  13,407  $   6,485





See accompanying Notes to the Consolidated Financial Statements.

        SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements
                           (Unaudited)

General and Basis of Presentation
The accompanying interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its wholly owned subsidiaries, (collectively, the "Company"), Southwest Securities, Inc. ("Southwest"), Brokers Transaction Services, Inc. ("BTS"), Southwest Investment Advisors, Inc. ("Advisors"), Trust Company of Texas ("Trust Company"), Westwood Management Corporation ("Westwood"), SW Capital Corporation ("Capital"), SWST Computer Corporation ("Computer Corp") and Sovereign Securities, Inc. ("Sovereign"). Southwest, BTS and Sovereign are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. All significant intercompany balances and transactions have been eliminated.

The  consolidated financial statements as of March 27, 1997,  and for the three and nine month periods ended March 27, 1997 and March 29, 1996, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's annual audited report as of June 28, 1996. Amounts included for June 28, 1996 are from the audited financial statements as filed on Form 10-K.

Cash Flow Reporting
Cash paid for interest was $56,595,000 and $49,121,000 for the nine months ended March 27, 1997 and March 29, 1996, respectively. Cash paid for income taxes was $5,155,000 and $3,540,000 in 1997 and 1996, respectively.

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

Assets Segregated for Regulatory Purposes
At March 27, 1997, the Company had reverse repurchase agreements of $190,069,000 and U.S. Treasury securities with a market value of $120,884,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act, at Trust Company. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $190,243,000. At June 28, 1996, the Company had reverse repurchase agreements of $100,092,000, and U.S. Treasury securities with a market value of $104,362,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $101,013,000 at June 28, 1996.

Receivable from and Payable to Brokers, Dealers and Clearing
Organizations
At March 27, l997 and June 28, l996, the Company had receivables from and payables to brokers, dealers and clearing organizations relating to the following (000's omitted):


                                         March          June
       Receivables:
       Securities failed to deliver   $    10,684   $    22,013
       Securities borrowed              2,077,052     1,341,788
       Correspondent broker/dealers        70,014        72,207
       Clearing organizations                 580           547
       Other                               47,372        19,090
                                      $ 2,205,702     1,455,645

                                         March          June
       Payables:
       Securities failed to receive   $    16,660   $    15,138
       Securities loaned                2,052,793     1,286,199
       Correspondent broker/dealers         8,609         7,293
       Other                               10,167         4,825
                                      $ 2,088,229   $ 1,313,455


Short-term Borrowings
Southwest has credit arrangements with commercial banks, which include broker loan lines up to $187,000,000 to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in clients' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. The amount outstanding under these credit facilities at March 27,
1997   was  $42,130,000  and  was  collateralized  by  marketable securities owned valued at approximately $8,585,000, securities held for correspondent broker/dealer accounts valued at approximately $75,468,000 and clients' securities valued at approximately $23,265,000. Additionally, Southwest had an irrevocable letter of credit agreement at March 27, 1997 aggregating $15,600,000, pledged to support its open positions with an options clearing corporation. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients and non-clients margin accounts with a value of $23,728,000. The amount outstanding under these credit arrangements was $94,995,000 at June 28, 1996 and was collateralized by marketable securities owned valued at approximately $17,772,000, securities held for correspondent broker/dealer accounts valued at approximately $68,193,000 and clients' securities valued at approximately $57,436,000. At June 28,1996 Southwest had securities sold under agreements to repurchase for $9,989,000, maturing July 3, 1996.

Net Capital Requirements
The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $l,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-1 under the l934 Act. At March 27, 1997, Southwest had net capital of $60,102,000, or approximately 10% of aggregate debit balances, which is $47,991,000 in excess of its minimum net capital requirement of $12,111,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 27, l997, Southwest had net capital of $29,825,000 in excess of 5% of aggregate debit items.

BTS follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $100,000 at March 27, 1997. At that date, BTS had net capital of $154,000 which is $54,000 in excess of its minimum net capital requirement at that date.

Sovereign also follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $50,000 at March 27, 1997. At that date, Sovereign had net capital of $154,000 which is $104,000 in excess of its minimum net capital requirement at that date.

Trust Company is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. At March 27, 1997, Trust Company had total stockholder's equity of $4,640,000 which is $3,640,000 in excess of its minimum capital requirement at that time.

Employee Stock Purchase Plan
The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share. The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five year period bearing interest at the Applicable Federal Rate (6.24% at March 27,
1997). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at March 27, 1997 was $155,000.

Stock Option Plan
On November 6, 1996, the shareholders of the Company approved the Stock Option Plan adopted by the Board of Directors on September 17, 1996, pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of Common Stock of the Company.

Phantom Stock Plan
On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan adopted by the Board of Directors on September 17, 1996. This plan allows non-employee directors to receive directors fees in the form of common stock equivalent units. As of March 27, 1997, no units had been issued under this plan.

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

In August of 1996, the Company formed SWST Computer Corporation ("Computer Corp") which will sell data processing services. In October of 1996, the Company formed Sovereign Securities, Inc. which has recently received authorization to become a NASD broker/dealer. These companies are not expected to contribute significantly to the earnings of the Company during fiscal 1997.

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

In February 1997, the Company announced an agreement, subject to due diligence and regulatory approval, to acquire Equity Securities
Trading Company, Inc. ("ESTC"), a Minneapolis based brokerage firm, through an exchange of stock. The acquisition was consummated on May 1, 1997 with the issuance of 204,282 shares of the Company's common stock. The Company expects to issue an additional 233,000 shares in the fourth quarter of fiscal 1997 related to this transaction. The acquisition is not expected to significantly impact the earnings of the Company in fiscal 1997.

In August 1994, the Company authorized an employee stock purchase plan available to eligible employees. The shares available for purchase were those purchased in the Company's series of treasury stock acquisitions. At
March 27, 1997, the amount receivable from employees under the Employee Stock Purchase Plan was $155,000.

On November 6, 1996, the shareholders of the Company approved the Stock Option Plan adopted by the Board of Directors on September 17, 1996, pursuant to which options could be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of Common Stock of the Company.

On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan adopted by the Board of Directors on September 17, 1996. This plan allows non-employee directors to receive directors fees in the form of common stock equivalent units. As of March 27, 1997, no units had been issued under this plan.

On November 6, 1996, the shareholders of the Company approved the authorization of an additional 10,000,000 shares of common stock.
This  brings  the  total common shares authorized  to  20,000,000 shares.

Three  Months Ended March 27, l997 Compared With the Three Months
Ended March 29, l996

Total revenues increased by $11,955,000, or 27%, in the third quarter of fiscal 1997 to $56,242,000 compared to $44,287,000 in the third quarter of fiscal 1996. Improved market conditions as well as an increase in the number of correspondents resulted in increased revenues from Transaction Processing of $1,065,000, an increase of 22%. Interest income increased to $30,248,000, an increase of $6,898,000, or 30%, while interest expense increased 26%, or $4,333,000 to $21,105,000. This resulted in an increase in net interest revenue of $2,565,000 or 39% due to increased
balances   in  securities  lending  anc customer margin accounts.
The amounts receivable  and payable  relating to open positions
for securities  borrowed  and loaned   as   of   March   27,  1997,
were  $2,077,052,000   and $2,052,793,000, respectively. As of
March 29, 1996, these amounts were  $1,264,304,000  and
$1,209,594,000.   Investment  banking, advisory and administrative
fees increased $1,951,000 or 72% to $4,654,000 when compared to $2,703,000 in the third quarter of fiscal 1996. Net gains on principal transactions increased 118% or $1,265,000 to $2,339,000, principally due to an increase in fixed income trading income. Other income decreased $354,000 or 12% to $2,546,000 when compared to $2,900,000 in the third quarter of fiscal 1996.

Total expenses increased $11,353,000 or 29% to $49,866,000 when compared to the quarter ended March 29, 1996 primarily as the result of increased occupancy expenses and increased commission and employee compensation expense, as well as, increased interest expense as discussed above. Commissions and other employee compensation increased $4,826,000 or 38% compared to the same period last year as a result of increased incentive compensation and an increase in the number of employees to 683 at March 27, 1997 compared to 595 at March 29, 1996. Occupancy, equipment and computer service expenses increased $839,000 or 38% primarily due to an upgrade in computer processing equipment. Other expenses increased $1,220,000 or 36% to $4,575,000, primarily due to increases in expenses associated with trading and underwriting fixed income securities.

Nine  Months  Ended March 27, 1997 Compared with the Nine  Months
Ended March 29, 1996

Total revenues for the nine months ended March 27, 1997 increased $24,142,000, or 18% when compared to the same period last year. As discussed above, improved market conditions as well as an increase in the number of correspondents resulted in increased revenues from Transaction Processing. Net revenues from clearing operations increased to $16,404,000 an increase of $3,848,000 or 31% from a year ago. Interest income increased to $83,968,000, an increase of $14,511,000, or 21%, while interest expense increased 17%, or $8,319,000 to $58,283,000. This resulted in an increase in net interest revenue of $6,192,000 or 32% due to
increased   balances  in  securities  lending  and customer margin
accounts. Investment banking, advisory and administrative fees and net gains on principal transactions increased due to the reasons discussed above.

Total expenses increased $20,749,000 or 18% to $137,328,000 when compared to the nine months ended March 29, 1996 primarily as the result of increased interest expense, as discussed above, and increased commission and employee compensation expense. Commissions and other employee compensation increased $7,752,000 or 20% compared to the same period last year as a result of increased incentive compensation and an increase in the number of employees. Occupancy, equipment and computer service expenses increased $1,782,000 or 25% primarily due to an upgrade in computer processing equipment. Communications expense increased $1,115,000, or 17%, to $7,751,000 from $6,636,000 when compared to the period ended March 29, 1996. Other expenses increased $1,684,000 or 16% to $12,181,000 due to the reasons discussed above.

Liquidity and Capital Resources

Approximately 99% of the Company's assets consist of cash, assets segregated for regulatory purposes, marketable securities and receivables from clients (representing borrowings from Southwest by clients to finance the purchase of securities on margin, which are secured by marketable securities) and from brokers, dealers, and clearing organizations. All assets are financed by the Company's equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits, and other payables. Southwest maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to absorb losses from the inherent risks in receivables from clients, clients of correspondents and correspondents themselves. As of March 27, 1997, the allowance was approximately $4,800,000.

Southwest has credit arrangements with several commercial banks, which include broker loan lines up to $187,000,000 to finance securities owned, securities held for correspondent accounts and receivables in client margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. As of March 27, l997, the Company had $42,130,000 outstanding as loans under these arrangements. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate, and are collateralized by securities of Southwest and its clients. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of Southwest.

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



                                        Southwest Securities Group, Inc.
                                                 (Registrant)

May 9, 1997                             /S/ David Glatstein
   Date                                (Signature)
                                       David Glatstein
                                       President and Chief Executive Officer


May 9, 1997                            /S/ Kenneth R. Hanks
   Date                               (Signature)
                                      Kenneth R. Hanks
                                      Chief Financial Officer