Form 10-K
period 1997-06-27
SOUTHWEST SECURITIES GROUP INC
filed 1997-09-25
CIK 878520

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 27, 1997
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM _____TO ______

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

As of September 15, 1997, there were 9,245,475 shares of the Registrant's common stock, $.10 par value, outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $135,354,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of shareholders to be held November 5, 1997, which will be filed with the Commission pursuant to Regulations 240.14a (6)(c) prior to October 25, 1997, are incorporated by reference into Part I and Part III of the Report on Form 10-K.

                                    PART I

Item 1.   Business

GENERAL

     Southwest Securities Group, Inc. and subsidiaries (Registrant), collectively the "Company" is a Delaware corporation incorporated in 1972 and through its principal subsidiary, Southwest Securities, Inc. (Southwest), provides securities transaction processing and other related services and operates a full-service brokerage, investment banking and asset management firm. Its primary business is delivering a broad range of securities transaction processing services to correspondent broker/dealers ("Correspondents"). Transaction processing services include cost-effective integrated trade execution, clearing, client account processing and other customized services ("Transaction Processing"). Southwest also provides services that are directly related to Transaction Processing, including margin lending and stock loan services.

     Southwest's Transaction Processing services are currently provided on a fully disclosed basis to 239 Correspondents. These Correspondents are located in 34 states, two foreign countries and one U.S. Territory.

     The Company also provides securities brokerage and investment services primarily to individuals, provides investment banking services to municipal and corporate clients and trades fixed income and equity securities. In addition, through Brokers Transaction Services ("BTS"), a wholly owned subsidiary of the Company and a National Association of Securities Dealers ("NASD") registered broker/dealer, the Company contracts with independent registered representatives for the administration of their securities business. The Company offers discount brokerage services through its wholly owned subsidiary Sovereign Securities, Inc. ("Sovereign"), which began operations in 1997. Sovereign is an NASD registered broker/dealer. Equity Securities Trading Company, Inc. ("ESTC"), an NASD registered broker/dealer based in Minneapolis, specializes in regional clearing services.

     The Company offers asset management and trust services through Westwood Management Corporation ("Westwood") and Trust Company of Texas ("Trust Company"). The Company also offers an investment program called the Local Government Investment Cooperative, or LOGIC, for cities, counties, schools and other local governments across Texas. LOGIC is operated by a subsidiary of the Company, SW Capital Corporation ("Capital"). In addition to providing revenues to the Company, the Company also believes that many of these activities complement the Transaction Processing business by providing additional products and services which are utilized by its Correspondents. SWST Computer Corporation ("Computer Corp.") provides computer processing and programming services to affiliates as well as to third parties.

     Over the five fiscal years ended June 27, 1997, the Company's revenues grew from $91.1 million in fiscal 1993 to $218.4 million in fiscal 1997 and its net income grew from $10.7 million in fiscal 1993 to $17 million in fiscal 1997.
The primary factors responsible for the Company's growth have been an increase in the number of transactions processed for existing Correspondents, the addition of new Correspondents, and the expansion of related services and products including margin loans, stock loans and investment products. The Company's retail brokerage, investment banking and trading activities have also contributed to its growth.

     Headquartered in Dallas, Texas, Southwest operates 13 retail brokerage offices in Texas, New Mexico, Oklahoma and California. As of June 27, 1997, the Company had 689 full-time employees, including 147 account executives employed by Southwest. In addition, BTS had contracts with 536 independent registered representatives in 36 states.

     Southwest is a member firm of the New York Stock Exchange, Inc. ("NYSE"), the American Stock Exchange, Inc., and the Chicago Stock Exchange, Inc. It is also a member of the NASD, the Securities Investor Protection Corporation
("SIPC"), and other regulatory and trade organizations.   SIPC provides
protection for clients up to $500,000 each with a limitation of $100,000 for claims for cash balances. Southwest purchases insurance which, when combined with the SIPC insurance, provides total coverage in certain circumstances of up to $25.0 million per client for securities held in clients' accounts with no aggregate limit.


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

     Provide Sophisticated Data Processing Technology. Electronic data processing is an integral part of Southwest's Transaction Processing capabilities. Southwest operates sophisticated data processing hardware and software to execute and process securities transactions and is engaged in continuing software development and regular up-grades on its computer hardware. The Company's data center features two six processor Himalaya computers and a sophisticated telecommunications network supporting over 2,500 terminals. While Southwest's software is licensed from Securities Industry Software Corporation, it employs in-house programmers to develop proprietary enhancements and to maintain its system. The "on-line, real-time" system makes it possible for a broker to input a desired transaction and immediately have the transaction posted to the Correspondent's account and a confirmation of the transaction printed. This system differs from the "batch" system, which does not provide for immediate posting, confirmation and printing of a transaction. Southwest provides brokerage accounting, order entry and market data in a local area network/wide area network environment as well as through other traditional communication environments.

     In 1996, Southwest formed Computer Corp. to provide computer processing and programming to affiliates as well as third parties. WebSite Productions, a division of Computer Corp., assists companies of all sizes in creating websites on the Internet as well as building corporate intranets.

     Southwest intends to continue to make significant technology investments including participation in a joint venture with several other broker/dealers. The joint venture, Comprehensive Software Systems, Ltd., ("CSS") is developing the next generation of software for the securities industry capable of accommodating a variety of hardware platforms and operating systems with a large degree of customization at each location. The CSS system will automate both front- and back-office brokerage processes from contract and order management to clearance and settlement. The system is expected to be completed in 1997.


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

     The following table sets forth, for each of the last three fiscal years, certain information relating to the number of client transactions processed and the number of Correspondents at the end of each year:

                                                          Fiscal 1997        Fiscal 1996        Fiscal 1995
                                                       ----------------   ---------------    ---------------
Tickets for Correspondents (except BTS)                       3,050,930         1,831,455            670,495
Tickets for BTS                                                 114,733            80,258             57,228
Tickets for Southwest account executives                        155,896           128,487             97,042
                                                       ----------------   ---------------    ---------------
Total Tickets                                                 3,321,559         2,040,200            824,765
                                                       ================   ===============    ===============

Number of Correspondents*                                           239               228                205
                                                       ================   ===============    ===============

     * Number at fiscal year end. BTS is included as one Correspondent. See Brokers Transaction Services, Inc. below

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

     Interest is charged to clients on the amount borrowed to finance margin transactions. The financing of margin purchases is an important source of revenue to Southwest since the interest rate paid by the client on funds loaned by Southwest exceeds Southwest's cost of short-term funds. The interest rate charged to clients on such loans is based on the brokers' call rate (the rate paid to banks by brokers on loans collateralized by securities). Interest earned on client margin transactions represented approximately 25% of total interest income during the most recent fiscal year. At June 27, 1997, margin receivables were approximately $491,092,000.

     The primary source of funds to finance clients' margin account balances has been credit balances in clients' accounts. As of June 27, 1997, clients' credit balances available to Southwest were approximately $688,418,000. Southwest pays interest to clients on most of the funds at a rate determined periodically. SEC regulations restrict the use of client's funds to the financing of clients' activities including margin account balances and, to the extent not so used, such funds are required to be deposited in a special account for the benefit of clients. Interest income earned by the Company on these deposits totaled approximately 13% of interest income in fiscal 1997.

     Securities Lending Activities. Southwest performs securities lending services for its own clients, clients of Correspondents and Correspondents themselves as well as for other broker/dealers and lending institutions. Southwest's securities borrowing and lending activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker/dealers for similar purposes. When borrowing securities, Southwest is required to deposit cash or other collateral, or to post a letter of credit with the lender and Southwest generally receives a rebate (based on the amount of cash deposited) or a fee calculated to yield a negotiated rate of return. When lending securities, Southwest receives cash or similar collateral and generally pays a rebate (based on the amount of cash deposited) to the other party to the transaction. Southwest earns interest on the cash or similar collateral received. Securities borrowing and lending transactions are generally executed pursuant to written agreements that require that the securities borrowed and loaned be marked to market on a daily basis and that excess collateral be refunded or that additional collateral be furnished as a result of changes in the market value of the securities. Margin adjustments are usually made on a daily basis through the facilities of various clearing houses. Southwest is a principal in these securities borrowing and lending transactions and becomes liable for losses in the event of a failure of any other party to honor its contractual obligation. See Note 3 to the Company's Consolidated Financial Statements. Southwest's securities borrowing and lending activities are primarily conducted from its New York office, where some of Southwest's operations and clerical activities are also performed. Interest earned from securities borrowing activities accounted for approximately 56% of interest income in fiscal 1997.

     Other. Other sources of interest revenue for Southwest include interest charged directly to Correspondents to finance securities held for their accounts and interest generated by trading portfolios of fixed income securities. These items, and others, accounted for approximately 6% of interest income in fiscal 1997.


BROKERAGE

     The Company conducts its retail brokerage business through four wholly owned subsidiaries, Southwest, BTS, Sovereign, and ESTC. The following table sets forth the dollar amount in thousands and the percentage (before deducting commissions payable to Southwest's account executives and BTS's registered representatives) of securities commissions by product, as well as other information:

                                                            Fiscal Year Ended
                                                         (dollars in thousands)
                                     ---------------------------------------------------------------
                                     June 27,             June 28,               June 30,
                                       1997        %        1996         %         1995          %
                                     --------    -----    --------     -----     --------      -----
  Securities Commissions:
        Listed equities              $ 9,729      25%     $ 9,550       26%      $ 7,305        27%
        Over-the-counter equities      9,658      25%      10,146       27%        6,184        23%
        Corporate bonds                1,906       5%       1,015        3%          547         2%
        Government bonds               1,970       5%       2,754        7%        2,273         9%
        Municipal bonds                4,026      10%       3,903       11%        3,182        12%
        Options                        1,205       3%         814        2%          614         2%
        Mutual funds                   9,013      23%       7,433       20%        5,372        20%
        Other                          1,375       4%       1,281        4%        1,140         5%
                                     -------              -------                -------
             Total                   $38,882              $36,896                $26,617
                                     =======              =======                =======

  Account executives at year-end         147                  118                    115
  Brokerage offices at year-end           16                   13                     15
  BTS representatives at year-end        536                  462                    361


     Southwest. As of June 27, 1997, Southwest had 13 retail brokerage offices, four located in Dallas, Texas and one each in Georgetown, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; Albuquerque and Santa Fe, New Mexico; Tulsa, Oklahoma; and Beverly Hills, California. In addition, Southwest has bond brokerage offices in Dallas, Texas and Chicago, Illinois; and an institutional sales office in Dallas, Texas.

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

     Sovereign Securities, Inc.     Sovereign, which began operations in 1997,
is an NASD member broker/dealer specializing in deep discount brokerage services. Sovereign has positioned itself as a brokerage firm that discounts commissions without sacrificing customer service. Although Sovereign's brokers do not provide investment advice or recommendations, they do offer clients the information needed, including quotes, market news, and trends, to make informed investment decisions. Sovereign's brokers work on a salary, rather than commission. Sovereign is preparing to offer on-line trading via the Internet in the near future.

     Equity Securities Trading Company.    Acquired on May 1, 1997,   ESTC is an
NASD member broker/dealer based in Minneapolis, specializing in regional clearing services. Founded in 1976, Equity has earned a reputation in the Midwest as a reliable, service-oriented clearing firm. Like Southwest, Equity is known for introducing fully automated clearing operations and will also be integrating the new CSS software to benefit its customers.


INVESTMENT BANKING

     Municipal Finance.   The Fixed Income Division of Southwest is
headquartered in Dallas. It is comprised of a public finance department and a sales and underwriting department. The public finance department, which is staffed by 25 professionals, provides professional financial advisory services to public entities across Texas and the Southwest and maintains branch offices in San Antonio, Longview, Austin and Houston, Texas, and Albuquerque, New Mexico. The municipal bond sales and underwriting division, which is staffed by 27 professionals, participates in underwriting and selling both negotiated and competitive bid municipal bond offerings.

     The following table sets forth, for the last three fiscal years, the number and dollar amounts, using the full credit to the co-manager method, of municipal bond offerings managed or co-managed by Southwest.

                                               Aggregate
                Fiscal          Number of      Amount of
                 Years           Issues        Offerings
                ------          ---------    --------------
                  1997             165       $2,444,316,713
                  1996             168       $3,892,244,000
                  1995             102       $1,169,881,000

     Corporate Finance. Southwest's Corporate Finance Department is staffed by 12 professionals who provide financial advisory and capital raising services, primarily to corporate clients. Financial advisory services involve advising clients in mergers and acquisitions and their related financings and in various types of corporate valuations. Most financial advisory clients are privately held companies. Capital raising services involve public and private offerings.

     Syndicate. Southwest's Special Products/Syndicate Department, staffed by six professionals, manages the Company's participation in national syndicates of underwriters. Southwest acts as an underwriter, dealer, and selling group member for tax-free municipal unit trusts, taxable government and corporate bond unit trusts and equity unit trusts. During fiscal 1997, Southwest underwrote
and sold in excess of $5,800,000 of unit trust securities.   Southwest
participates in equity syndicate offerings either as a member of the underwriting group or the selling group. During fiscal 1997, Southwest participated in 51 equity offerings in which its underwriting commitments were approximately $72,000,000 in the aggregate. Southwest also acts as a dealer in syndicates of underwriters of certificates of deposit and distributes money market and other mutual fund shares.

PRINCIPAL TRANSACTIONS

     Trading securities in the over-the-counter markets involves the purchase of securities from and the sale of securities to other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spread between bid and asked prices, as well as market increases or decreases for the individual security during the holding period. Southwest makes markets in corporate equities and trades in municipal bonds and various government securities. As of June 27, 1997, Southwest made markets in 216 common stocks traded in the over-the-counter market. Southwest's over-the-counter common stock inventory positions at the end of each quarter during fiscal 1997 ranged from approximately $1,767,000 to $2,811,000 and averaged approximately $2,333,000. The number of fixed income securities traded varies widely. Southwest's fixed income securities positions at the end of each quarter during fiscal 1997, ranged from $14,920,000 to $26,371,000 and averaged $20,475,000.

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


EMPLOYEES

     As of June 27, 1997, the Company employed 689 full-time employees. The Company believes its relations with its employees are good.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual meeting of Stockholders to be held November 5, 1997.

        Name            Age                        Position
---------------------   ---     ------------------------------------------------

David Glatstein /(1)/   48      Director, Chief Executive Officer and President
                                of the Company

Richard H. Litton       50      Senior Executive Vice President of the Company

William. D. Felder      39      Senior Executive Vice President of the Company

W. Norman Thompson      41      Senior Executive Vice President and Chief
                                Information Officer of the Company

Kenneth R. Hanks        43      Senior Executive Vice President and Chief
                                Financial Officer of the Company

-------------------
/(1)/   Executive Committee

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

     RICHARD H. LITTON has served as Senior Executive Vice President of the Company and Senior Executive Vice President in charge of the Public Finance Division of Southwest since July 1995. Mr. Litton headed the Municipal Securities Group in Dallas for BA Securities, Inc. from 1993 to 1995. Mr. Litton was President with First Southwest Company, a regional investment bank from 1987 to 1993; Vice President and Regional Manager of Merrill Lynch Capital Markets Municipal Group from 1977 to 1987 and a securities broker with White, Weld & Company, Inc. from 1976 to 1977. Mr. Litton served on the Advisory Committee on the Recovery of Real Estate Finance for the Texas House of Representatives' Financial Institutions Committee. Mr. Litton is past member and director of the Municipal Advisory Council of Texas and past member of the Marketing Committee of the Public Securities Association.

     WILLIAM D. FELDER has served as Senior Executive Vice President of the Company since December 1995, as Senior Vice President of the Company since August 1993, and as Senior Vice President in charge of Clearing Services of Southwest since 1988. Mr. Felder has been associated with Southwest in various capacities since 1980. Mr. Felder is a past chairman of the District Business Conduct Committee, District 6, of the NASD.

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


Item 2.   Properties

The Company presently leases all of its office space. The Company conducts its Clearing Operations primarily in its principal office in Dallas, Texas and its office in New York. It has 13 retail brokerage offices, four located in Dallas, Texas and one each in Georgetown, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; Albuquerque and Santa Fe, New Mexico; Tulsa, Oklahoma; and Beverly Hills, California. The Company opened public finance offices in Austin and Houston in 1997. During 1996, the Company leased space in North Dallas for an off-site disaster recovery center. The Company's present facilities and equipment are adequate for current and planned operations.


Item 3.   Legal Proceedings

     None.


Item 4.   Submission of Matters to a Vote of Security Shareholders

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The registrant's common stock is traded principally on the NASDAQ National Market System; however, the Company has made application to list its shares on the New York Stock Exchange, Inc. At June 27, 1997, there were approximately 2,200 holders of record of common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share.


1997                                                  1st Qtr.            2nd Qtr.             3rd Qtr.           4th Qtr.
                                                  ---------------     ---------------     ----------------    ---------------

Cash dividend declared per common share /(3)/         $ .045              $ .045               $ .045             $ .045
Stock Price Range
     High                                             $12.25              $14.38               $18.25             $17.94
     Low                                              $10.75              $11.50               $14.25             $14.88


1996                                                  1st Qtr.            2nd Qtr.             3rd Qtr.           4th Qtr.
                                                  ---------------     ---------------     ----------------    ---------------

Cash dividend declared per common share /(3)/         $ .036              $ .036               $ .036             $ .036
Stock Price Range
     High                                             $10.38              $10.63               $11.75             $11.75
     Low                                              $ 8.25              $ 8.75               $10.75             $11.00

Item 6.   Selected Financial Data

SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

                                                                                Year Ended
                                              ------------------------------------------------------------------------------
                                                June 27,         June 28,         June 30,         June 24,         June 25,
                                                  1997             1996             1995             1994             1993
                                              ------------------------------------------------------------------------------
Operating Results:
     Revenues                                 $  218,404       $  181,808       $  120,181       $  113,755       $   91,191
     Net Income                               $   16,983       $   14,040       $    5,668       $    8,192       $   10,692
     Earnings per share /(3)/                 $     1.75       $     1.45       $      .63       $      .90       $     1.37
     Weighted average shares outstanding
      /(1) (3)/                                    9,727            9,669            8,998            9,133            7,801
     Cash dividend declared per common
      share /(3)/                             $      .18       $      .14       $      .13       $      .11       $      .07

Financial Condition:
     Total assets                             $3,276,392       $2,196,397       $1,535,979       $1,271,556       $1,093,884
     Long-term debt                           $       --       $       --       $       --       $      723       $    1,550
     Stockholders' equity                     $  106,928       $   84,449       $   71,541       $   63,866       $   46,267
     Shares outstanding /(1) (3)/                 10,152            9,662            9,639            9,073            8,044
     Tangible book value per common share
      /(1) (2) (3)/                           $     9.74       $     8.43       $     7.12       $     6.68       $     5.32

(1) Adjusted to reflect the three-for-two stock split granted to shareholders of record date June 15, 1993, issued July 1, 1993.
(2) Adjusted to consider goodwill of $8,002 at June 27, 1997, $2,976 at June 28, 1996, $2,940 at June 30, 1995, $3,225 at June 24, 1994, and $3,452 at
     June 25, 1993.
(3) Adjusted to reflect a ten percent stock dividend declared on August 28, 1997 and payable on October 1, 1997 to shareholders of record on September 15, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
     Southwest Securities Group, Inc. and subsidiaries (the "Company"), through its principal subsidiary, Southwest Securities, Inc. ("Southwest"), provides securities transaction processing and other related services and operates a full-service brokerage, investment banking and asset management firm. Its primary business is delivering a broad range of securities transaction processing services to broker/dealers. Transaction processing services include cost-effective integrated trade execution, clearing, client account processing and other customized services ("Transaction Processing"). Southwest provides services that are directly related to Transaction Processing, including margin lending and stock loan services. The Company also provides securities brokerage and investment services to individuals and institutions, provides investment banking services to municipal and corporate clients and trades fixed income and equity securities. Brokers Transaction Services, Inc. ("BTS"), a wholly owned subsidiary of the Company, and a National Association of Securities Dealers ("NASD") registered broker/dealer, contracts with independent registered representatives for the administration of their securities business. Sovereign Securities, Inc. ("Sovereign"), a discount brokerage firm and NASD broker/dealer, began operations in 1997.

     Effective May 1, 1997, Equity Securities Trading Company, Inc. ("ESTC") became a wholly owned subsidiary of the Company through the issuance of 445,845 shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, assets and liabilities were recorded at their fair market values on the date of the acquisition. Goodwill relating to this acquisition of approximately $5,113,000 is recorded in other assets in the consolidated statements of financial condition. Based in Minneapolis, ESTC is an NASD broker/dealer which operates a regional securities clearing business.

     SW Capital Corporation, a wholly owned subsidiary of the Company, houses the Local Government Investment Cooperative ("LOGIC") program. The LOGIC program is targeted to the needs of cities, counties, schools and other local governments across Texas. This program allows participants to pool their available funds, resulting in increased economies of scale, and allows higher returns while maintaining a high degree of safety and liquidity. In addition, the Company offers asset management and trust services through its wholly owned subsidiaries, Westwood Management Corporation ("Westwood") and The Trust Company of Texas ("Trust Company"). Southwest Investment Advisors, Inc. ("Advisors"), a wholly owned subsidiary of the Company is a registered investment advisor. Advisors has been inactive since April 11, 1994. The Company formed SWST Computer Corporation ("Computer Corp.") in 1996 to provide computer processing and programming to affiliates as well as third parties.

     Effective May 26, 1995, the Company acquired Barre & Company, Inc. ("Barre"), a Dallas-based brokerage firm, through the issuance of 740,702 shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, assets and liabilities were recorded at their fair market values on the date of the acquisition. Simultaneous with the acquisition, the assets and liabilities of Barre were merged with Southwest, and Barre was dissolved. Goodwill relating to this acquisition of approximately $270,000 is recorded in other assets in the consolidated statements of financial condition. Subsequent to the acquisition, David Glatstein, Chief Executive Officer of Barre, became President and a Director of the Company as well as President of Southwest. Effective May 2, 1996, Mr. Glatstein was elected Chief Executive Officer of the Company.

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

     In August 1994, the Company authorized an employee stock purchase plan available to eligible employees. The shares available for purchase were those purchased in the Company's recent series of treasury stock acquisitions. A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. As of June 27, 1997, $137,000 was outstanding under these notes.

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

     Other major sources of revenues are commissions from Southwest's client transactions and interest from margin loans to its own clients, stock loan transactions and other interest-bearing assets. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The major expenses incurred by the Company relate to payment of commissions, overall compensation and benefits for both sales and administrative personnel and the costs of funds to finance the Company's securities operations, including short-term borrowings, securities lending transactions and other interest-bearing obligations.


FISCAL 1997 COMPARED TO FISCAL 1996
     The Company's total revenues increased $36,596,000, or 20%, to $218,404,000, compared with fiscal 1996 revenues of $181,808,000, due to increases in all facets of the Company. Improved market conditions, combined with the addition of Correspondents, resulted in increased revenues from Transaction Processing of $4,796,000, an increase of 27% in fiscal 1997 over fiscal 1996. The number of Correspondents increased to 239 in 1997 from 228 in 1996. Commissions generated by Southwest brokers increased $1,986,000 to $38,882,000, an increase of 5% when compared with the previous year revenue of $36,896,000, due to an increase in the number of account executives. Investment banking, advisory and administrative fees increased to $16,031,000 for the year ended June 27, 1997, an increase of $3,498,000, or 28%, when compared to the same period last year, due to increased deal flow. Other income in fiscal 1997 was comparable to other income in fiscal 1996.

     Interest income increased $23,220,000 to $119,176,000, or 24%, over fiscal 1996 while interest expense increased 20%, or $14,146,000, to $83,238,000 from $69,092,000 in fiscal 1996. This resulted in an increase in net interest revenue of $9,074,000, or 34%. The increase in net interest revenue was due to higher average balances in securities lending and customer margin accounts. Southwest actively participates in the borrowing and lending of securities other than those of its clients. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of June 27, 1997 were $2,159,204,000 and $2,102,972,000, respectively. As of June 28, 1996 these amounts were $1,341,788,000 and $1,286,199,000, respectively.

     Total expenses for fiscal 1997 increased $32,610,000 to $192,661,000, or 20%, when compared to fiscal 1996 expenses of $160,051,000 primarily, as a result of increased occupancy expenses and increased commission and employee compensation expense, as well as increased interest expense as discussed above. Commissions and other employee compensation increased $11,629,000 to $65,062,000, an increase of 22%, during fiscal 1997 compared to the same period last year, due to increased incentive compensation and an increase in the number of employees. The number of BTS registered representatives at June 27, 1997 was 536, compared to 462 at June 28, 1996. The number of full-time employees increased to 689 at June 27, 1997, compared to 638 at June 28, 1996. Occupancy, equipment and computer service costs increased $2,625,000, or 27%, to $12,216,000 for fiscal 1997 due to an upgrade in computer processing equipment and increased square footage under lease at the Company's headquarters. Communications expenses increased 21% to $11,026,000 in fiscal 1997 compared to fiscal 1996, due to expanding computer networking. Floor brokerage and clearing organization charges increased $311,000, or 8%, to $4,181,000 in fiscal 1997 compared to $3,870,000 in fiscal 1996. Other expenses increased $1,982,000 to $16,938,000 for the year ended June 27, 1997, an increase of 13% over the June 28, 1996 expenses of $14,956,000. This increase was due primarily to increases in expenses associated with trading and underwriting fixed income securities.

FISCAL 1996 COMPARED TO FISCAL 1995
     The Company's total revenues increased $61,627,000, or 51%, to $181,808,000 compared with fiscal 1995 revenues of $120,181,000, due to increases in all facets of the Company. Favorable market conditions, combined with the addition of Correspondents, resulted in increased revenues from Transaction Processing of $7,079,000, an increase of 65% in fiscal 1996 over fiscal 1995. The number of Correspondents increased to 228 in 1996 from 205 in 1995. Commissions generated by Southwest brokers increased $10,297,000 to $36,896,000, an increase of 39%, compared with the previous year revenue of $26,617,000, due to increased activity in the securities markets for substantially all of the fiscal year. Investment banking, advisory and administrative fees increased to $12,533,000 for the year ended June 28, 1996, an increase of $3,426,000, or 38%, when compared to the same period last year. Other income increased $4,658,000 to $9,791,000 in fiscal 1996, primarily due to an increase in rebates received from third market transactions.

     Interest income increased $32,327,000 to $95,956,000, or 51%, over fiscal 1995 while interest expense increased 63%, or $26,784,000, to $69,092,000 from $42,308,000 in fiscal 1995. This resulted in an increase in net interest revenue of $5,543,000, or 26%. The increase in net interest revenue was due to higher average balances in the securities lending area as well as a continuing favorable interest rate environment. Southwest actively participates in the borrowing and lending of securities other than those of its clients. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of June 28, 1996 were $1,341,788,000 and $1,286,199,000, respectively. As of June 30, 1995 these amounts were $863,648,000 and $848,722,000, respectively.

     Total expenses for fiscal 1996 increased $48,625,000 to $160,051,000, or 44%, when compared to fiscal 1995 expenses of $111,426,000, primarily as a result of increased commissions and other employee compensation, as well as interest expense as discussed above. Commissions and other employee compensation increased $13,017,000 to $53,433,000, an increase of 32%, during fiscal 1996 compared to the same period last year, due to higher commission revenue generated by Southwest brokers and an increase in BTS registered representatives, who are independent contractors and are paid at higher rates than Southwest's representatives. The number of BTS registered representatives at June 28, 1996 was 462 compared to 361 at June 30, 1995. The number of employees increased to 638 at June 28, 1996, compared to 553 at June 30, 1995, contributing to the increased compensation. Occupancy, equipment and computer service costs increased $1,014,000, or 12%, to $9,591,000 for fiscal 1996, due to upgrades of computer equipment and an increase in office space. Communications expenses increased 35% to $9,109,000 in fiscal 1996 compared to fiscal 1995, due to expanding computer networking. Floor brokerage and clearing organization charges increased $489,000, or 14%, to $3,870,000 in fiscal 1996 compared to $3,381,000 in fiscal 1995. Other expenses increased $4,963,000 to $14,956,000 for the year ended June 28, 1996, an increase of 50% over the June 30, 1995 expenses of $9,993,000. This increase was due primarily to expenses associated with investment banking services.

LIQUIDITY AND CAPITAL RESOURCES
     Approximately 99% of the Company's assets consist of cash, marketable securities and receivables from clients, clients of Correspondents and Correspondents themselves (representing borrowings from Southwest to finance the purchase of securities on margin, which are secured by marketable securities); broker/dealers; and clearing organizations. All assets are financed by the Company's equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, Correspondent deposits, and other payables. Southwest maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of Correspondents and Correspondents.

     Net cash provided by operating activities during the current year was $115,935,000. Cash was provided by fluctuations in the receivables from clients.

     Southwest has credit arrangements with commercial banks, which include broker loan lines up to $207,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the Federal Funds rate, and are collateralized by securities of Southwest and its clients. There were no amounts outstanding at June 27, 1997 on these credit arrangements. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of Southwest.

     In addition to the broker loan lines, the Company has a $10,000,000 unsecured line of credit which is due on demand and bears interest at rates indexed to the federal funds rate. The amount outstanding under this unsecured line of credit was $4,000,000 at June 27, 1997.

     Southwest is subject to the requirements of the Securities and Exchange Commission and the New York Stock Exchange relating to liquidity, capital standards and the use of client funds and securities. The Company has historically operated in excess of the minimum net capital requirements.


EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS
     On July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 will not have a material impact on the Company's financial position or results of operations, as the Company does not intend to adopt the value based measurement concept. The impact of options granted during the fiscal year ended June 27, 1997 is not material to the financial statements of the Company; therefore, additional disclosure under FAS 123 is not required.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Basic EPS, which replaces primary EPS but does not include dilutive securities, should increase the Company's per share amounts under the new standard. Diluted EPS is replacing fully diluted EPS, although the computation of the two is similar. Both basic and diluted are required to be presented on the face of the financial statements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires prior period restatement.

     Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components in a set of general-purpose financial statements. FAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. Initial application of FAS 130 should be as of the beginning of the fiscal year, but earlier application is permitted. FAS 130 must be applied to all interim periods after initial application.

     The FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") in June 1997. This statement establishes standards for the way that a public business enterprise reports information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim reports to shareholders. FAS 131 is effective for financial statements issued for periods beginning after December 15, 1997, and comparative information requires restatement in the initial year of application.

EFFECTS OF INFLATION
     Management does not believe that changes in replacement costs of fixed assets will materially affect the Company's operations. The rate of inflation, however, affects the Company's expenses, such as employee compensation, rent and communications. Increases in these expenses may not be readily recoverable in the price the Company charges for its services. Inflation can have significant effects on interest rates which, in turn, can affect prices and activities in the securities markets. These fluctuations may have an adverse impact on the Company's operations.

Item 8.   Financial Statements and Supplementary Data

(a) Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

(b)                    QUARTERLY FINANCIAL INFORMATION
                   (In thousands, except per share amounts)

1997                                                   1st Qtr.             2nd Qtr.             3rd Qtr.            4th Qtr.
                                                  ----------------     ----------------     ----------------    ----------------
Revenues                                               $47,704              $51,718              $56,242             $62,740
Income before income taxes                             $ 6,014              $ 5,947              $ 6,376             $ 7,406
Net income                                             $ 3,928              $ 3,859              $ 4,246             $ 4,950
Earnings per share /(1)/                               $   .41              $   .40              $   .44             $   .50
Cash dividend declared per common share /(1)/          $  .045              $  .045              $  .045             $  .045
Stock Price Range
     High                                              $ 12.25              $ 14.38              $ 18.25             $ 17.94
     Low                                               $ 10.75              $ 11.50              $ 14.25             $ 14.88

1996                                                   1st Qtr.             2nd Qtr.             3rd Qtr.            4th Qtr.
                                                  ----------------     ----------------     ----------------    ----------------
Revenues                                               $40,923              $46,313              $44,287             $50,285
Income before income taxes                             $ 4,021              $ 5,149              $ 5,774             $ 6,813
Net income                                             $ 2,624              $ 3,347              $ 3,724             $ 4,345
Earnings per share /(1)/                               $   .27              $   .35              $   .38             $   .45
Cash dividend declared per common share /(1)/          $  .036              $  .036              $  .036             $  .036
Stock Price Range
     High                                              $ 10.38              $ 10.63              $ 11.75             $ 11.75
     Low                                               $  8.25              $  8.75              $ 10.75             $ 11.00

(1) Adjusted to reflect a ten percent stock dividend declared on August 28, 1997 and payable on October 1, 1997 to shareholders of record on September 15, 1997.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I, Item 1 of this report.

The information required by this item regarding Directors is incorporated by reference to pages 2 through 4 of the Company's Proxy Statement dated September 25, 1997 which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c) prior to October 25, 1997.


Item 11.  Executive Compensation

The information required by this item regarding Executive Compensation is incorporated by reference to pages 7 through 9 of the Company's Proxy Statement dated September 25, 1997 which will be filed with the Commission pursuant to Regulation 240.14a (6)(c) prior to October 25, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to pages 5 and 6 of the Company's Proxy Statement dated September 25, 1997 which will be filed with the Commission pursuant to Regulation 240.14a (6)(c) prior to October 25, 1997.


Item 13.  Certain Relationships and Related Transactions

The information required by this item regarding Directors is incorporated by reference to pages 2 through 6 of the Company's Proxy Statement dated September 25, 1997 which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c) prior to October 25, 1997.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of documents filed as a part of the report:

     1. Exhibits required by this Item are either listed in the index appearing on page F-1 of this report or have been previously filed with the SEC.

     2. The following consolidated financial statement schedules of the Registrant and its subsidiaries, and Independent Auditors' Report thereon, are attached hereto as required by Item 14 (d) :

               Exhibit Number
               --------------
                    S-1         Schedule I - Condensed Financial Information of
                                Registrant

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 14(d):

               Exhibit Number
               --------------
                    3.1         Certificate of Incorporation of the Registrant
                                incorporated by reference to the Registrant's
                                Registration Statement No. 33-42338 filed August
                                21, 1991 (File No. 0-19483).
                    3.2         By-laws of the Registrant incorporated by
                                reference to Amendment No. 1 to the Registrant's
                                Registration Statement No. 33-42338 filed
                                October 7, 1991 (File No. 0-19483).
                    3.3         Certificate of Amendment of Certificate of
                                Incorporation, filed September 25, 1997.
                    10.1        Executive compensation information incorporated
                                by reference to the Registrant's Proxy Statement
                                filed September 26, 1996.
                    10.2        Employees Stock Purchase Plan. Incorporated by
                                reference to the Registrant's Registration
                                Statement on Form S-8, filed November 10, 1994.
                                (Registration No. 33-86234)
                    10.3        Stock Option Plan. Incorporated by reference to
                                the Registrant's Proxy Statement filed September
                                26, 1996.
                    10.4        Phantom Stock Plan. Incorporated by reference to
                                the Registrant's Proxy Statement filed September
                                26, 1996.
                    22          Registrant's Proxy Statement dated September 25,
                                1997, filed September 25, 1997.
                    23          Consent of KPMG Peat Marwick LLP
                    27          Financial Data Schedule


(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Southwest Securities Group, Inc.
                                ------------------------------------------------
                                                (Registrant)


September 25, 1997                      /s/ David Glatstein
------------------              ------------------------------------------------
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

September 25, 1997                      /s/ Don A. Buchholz
------------------              ------------------------------------------------
  (Date)                                        (Signature)
                                                Don A. Buchholz
                                                Chairman of the Board

September 25, 1997                      /s/ Raymond E. Wooldridge
------------------              ------------------------------------------------
  (Date)                                        (Signature)
                                                Raymond E. Wooldridge
                                                Director and Vice
                                                Chairman of the Board

September 25, 1997                      /s/ David Glatstein
------------------              ------------------------------------------------
  (Date)                                        (Signature)
                                                David Glatstein
                                                Director and Chief
                                                Executive Officer

September 25, 1997                      /s/ Susan M. Byrne
------------------              ------------------------------------------------
  (Date)                                        (Signature)
                                                Susan M. Byrne
                                                Director

September 25, 1997                      /s/ Frederick R. Meyer
------------------              ------------------------------------------------
  (Date)                                        (Signature)
                                                Frederick R. Meyer
                                                Director

September 25, 1997                      /s/ Kenneth R. Hanks
------------------              ------------------------------------------------
  (Date)                                        (Signature)
                                                Kenneth R. Hanks
                                                Chief Financial Officer

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                     PAGE(S)

  Consolidated Statements of Financial Condition                         F-2
   as of June 27 1997 and June 28, 1996

  Consolidated Statements of Income                                      F-3
   for the years ended June 27, 1997, June 28, 1996 and June 30, 1995

  Consolidated Statements of Stockholders' Equity                        F-4
   for the years ended June 27, 1997, June 28, 1996 and June 30, 1995

  Consolidated Statements of Cash Flows                                  F-5
   for the years ended June 27, 1997, June 28, 1996 and June 30, 1995

  Notes to Consolidated Financial Statements                             F-6-13

  Independent Auditors' Report                                           F-14

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 27, 1997 and June 28, 1996
(In thousands, except  par values and share amounts)



                                                                                     1997                      1996
                                                                            --------------------      --------------------
ASSETS
Cash                                                                                  $   10,745                $    5,284
Assets segregated for regulatory purposes (Notes 2 and 12)                               352,197                   204,454
Receivable from brokers, dealers and clearing organizations (Notes 3 and 6)            2,282,304                 1,455,645
Receivable from clients, net (Notes 4 and 6)                                             570,461                   475,195
Securities owned, at market value (Notes 5 and 6)                                         31,921                    34,593
Other assets (Note 7)                                                                     28,764                    21,226
                                                                            --------------------      --------------------
                                                                                      $3,276,392                $2,196,397
                                                                            ====================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings (Note 6)                                                        $    4,000                $  104,984
Payable to brokers, dealers and clearing organizations (Note 3)                        2,139,611                 1,313,455
Payable to clients (Note 4)                                                              963,552                   647,787
Drafts payable                                                                            31,036                    25,158
Other liabilities                                                                         29,865                    20,564
                                                                            --------------------      --------------------
                                                                                       3,168,064                 2,111,948
Liabilities subordinated to claims of general creditors (Note 10)                          1,400                        --
                                                                            --------------------      --------------------
                                                                                       3,169,464                 2,111,948
                                                                            --------------------      --------------------

Stockholders' equity (Notes 8 and 14):
   Preferred stock of $1.00 par value.  Authorized 100,000 shares;
       none issued                                                                            --                        --
   Common stock of $.10 par value.  Authorized 20,000,000 shares, issued 10,161,599 and outstanding 10,152,422 shares in 1997.
        Authorized 10,000,000 shares, issued 8,792,807 and outstanding
        8,783,630 shares in 1996.                                                          1,016                       879
   Additional paid-in capital                                                             56,139                    27,107
   Retained earnings                                                                      49,984                    56,815
   Receivable from employees under the Employee Stock Purchase Plan
     (Note 9)                                                                               (137)                     (278)
   Treasury stock (9,177 shares, at cost)                                                    (74)                      (74)
                                                                            --------------------      --------------------
        Total stockholders' equity                                                       106,928                    84,449
                                                                            --------------------      --------------------
Commitments and contingencies (Notes 6, 9, 11 and 13)
                                                                                      $3,276,392                $2,196,397
                                                                            ====================      ====================




See accompanying Notes to Consolidated Financial Statements.

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years ended June 27, 1997, June 28, 1996 and June 30, 1995
(In thousands, except share and per share amounts)


                                                                    1997            1996            1995
                                                                ------------    ------------    ------------
Net revenues from clearing operations                             $   22,693      $   17,897      $   10,818
Commissions                                                           38,882          36,896          26,617
Interest                                                             119,176          95,956          63,629
Investment banking, advisory and administrative fees                  16,031          12,533           9,107
Net gains on principal transactions                                   11,856           8,735           4,877
Other                                                                  9,766           9,791           5,133
                                                                ------------    ------------    ------------
                                                                     218,404         181,808         120,181
                                                                ------------    ------------    ------------
Commissions and other employee compensation (Note 9)                  65,062          53,433          40,416
Interest                                                              83,238          69,092          42,308
Occupancy, equipment and computer service costs (Note 11)             12,216           9,591           8,577
Communications                                                        11,026           9,109           6,751
Floor brokerage and clearing organization charges                      4,181           3,870           3,381
Other                                                                 16,938          14,956           9,993
                                                                ------------    ------------    ------------
                                                                     192,661         160,051         111,426
                                                                ------------    ------------    ------------
Income before income taxes                                            25,743          21,757           8,755
Income taxes (Note 7)                                                  8,760           7,717           3,087
                                                                ------------    ------------    ------------
Net income                                                        $   16,983      $   14,040      $    5,668
                                                                ============    ============    ============
Earnings per share (Note 14)                                      $     1.75      $     1.45      $      .63
                                                                ============    ============    ============
Weighted average shares outstanding (Note 14)                      9,726,538       9,669,081       8,998,218
                                                                ============    ============    ============



See accompanying Notes to Consolidated Financial Statements.

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 27, 1997, June 28, 1996 and June 30, 1995
(In thousands, except share and per share amounts)




                                                                            Receivable
                                                                               from
                                                                             employees
                                                                               under
                                                                             Employee
                                                    Additional                 Stock
                                  Common Stock       paid-in    Retained     Purchase      Treasury
                                Shares     Amount    capital    earnings       Plan          stock      Total
                            -----------------------------------------------------------------------------------

Balance at June 24, 1994       8,248,299    $  867     $26,224  $ 39,671     $   --         $(2,896)   $ 63,866
Purchase of treasury stock      (286,727)       --          --        --         --          (1,880)     (1,880)
Issuance of common stock for
   acquisition                   740,702         9         636        --         --           4,355       5,000
Net income                            --        --          --     5,668         --              --       5,668
Dividends ($.13/share)
 (Note 14)                            --        --          --    (1,158)        --              --      (1,158)
Issuance of common stock for
   Employee Stock Purchase
    Plan                          61,122        --          --        --      (421)             421          --
Proceeds from employees for
   Employee Stock Purchase
    Plan                              --        --          --        --         45              --          45
                            -----------------------------------------------------------------------------------
Balance at June 30, 1995       8,763,396       876      26,860    44,181      (376)              --      71,541
Purchase of treasury stock        (9,177)       --          --        --         --             (74)        (74)
Issuance of common stock          29,411         3         247        --         --              --         250
Net income                            --        --          --    14,040         --              --      14,040
Dividends ($.14/share)
 (Note 14)                            --        --          --    (1,406)        --              --      (1,406)
Proceeds from employees for
   Employee Stock Purchase
    Plan                              --        --          --        --         98              --          98
                            -----------------------------------------------------------------------------------
Balance at June 28, 1996       8,783,630       879      27,107    56,815      (278)             (74)     84,449
Issuance of common stock for
   acquisition                   445,845        45       7,089        --         --              --       7,134
Net income                            --        --          --    16,983         --              --      16,983
Dividends ($.18/share)
 (Note 14)                            --        --          --    (1,779)        --              --      (1,779)
Stock dividend declared on
   August 28, 1997 (Note 14)     922,947        92      21,943   (22,035)        --              --          --
Proceeds from employees for
   Employee Stock Purchase
    Plan                              --        --          --        --        141              --         141
                            -----------------------------------------------------------------------------------
Balance at June 27, 1997      10,152,422    $1,016     $56,139  $ 49,984     $ (137)        $   (74)   $106,928
                            ===================================================================================


See accompanying Notes to the Consolidated Financial Statements.

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 27, 1997, June 28, 1996 and June 30, 1995
(In thousands)

                                                                         1997                 1996                1995
                                                                   ----------------      --------------      --------------
Cash flows from operating activities:
   Net income                                                             $  16,983            $ 14,040            $  5,668
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
         Depreciation and amortization                                        2,750               2,815               2,860
         Provision for doubtful accounts                                         --                 984                 663
         Deferred income taxes                                               (1,198)             (1,208)                (91)
         Increase in assets segregated for regulatory purposes             (128,167)             (2,087)            (47,957)
         Net change in broker, dealer and clearing organization
          accounts                                                            1,452             (67,751)            (52,373)
         Net change in client accounts                                      203,161              24,472              24,372
         Decrease (increase) in securities owned                              2,672               1,972             (12,552)
         Decrease (increase) in other assets                                  4,089               5,153              (8,296)
         Increase (decrease) in drafts payable                                5,878                (201)              6,997
         Increase (decrease) in other liabilities                             8,315              (8,607)              9,977
                                                                   ----------------      --------------      --------------
             Net cash provided by (used in) operating activities            115,935             (30,418)            (70,732)
                                                                   ----------------      --------------      --------------
Cash flows from investing activities:
      Purchase of fixed assets                                               (7,597)             (2,725)             (1,757)
      Proceeds from sale of fixed assets                                         96                 481                  --
                                                                   ----------------      --------------      --------------
             Net cash used in investing activities                           (7,501)             (2,244)             (1,757)
                                                                   ----------------      --------------      --------------
Cash flows from financing activities:
      Net change in short-term borrowings                                  (100,984)             35,445              69,539
      Payment of capital lease obligation                                        --                  --                (723)
      Proceeds from employees for Employee Stock Purchase Plan                  141                  98                  45
      Purchase of treasury stock                                                 --                 (74)             (1,880)
      Net proceeds from issuance of common stock                                 --                 250                  --
      Payment of cash dividends on common stock                              (2,130)             (1,362)             (1,110)
                                                                   ----------------      --------------      --------------
             Net cash provided by (used in) financing activities           (102,973)             34,357              65,871
                                                                   ----------------      --------------      --------------
Net increase (decrease) in cash                                               5,461               1,695              (6,618)
Cash at beginning of year                                                     5,284               3,589              10,207
                                                                   ----------------      --------------      --------------
Cash at end of year                                                       $  10,745            $  5,284            $  3,589
                                                                   ================      ==============      ==============



See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

          The consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its wholly owned subsidiaries (collectively "Company"), Southwest Securities, Inc. ("Southwest"), Brokers Transaction Services, Inc. ("BTS"), Southwest Investment Advisors ("Advisors"), SW Capital Corporation ("Capital"), Trust Company of Texas ("Trust Company"), Westwood Management Corporation ("Westwood"), SWST Computer Corporation ("Computer Corp."), Sovereign Securities, Inc. ("Sovereign"), and Equity Securities Trading Company, Inc. ("ESTC").

          Southwest, BTS, Sovereign and ESTC are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Sovereign, a discount brokerage firm, began operations in 1997. ESTC, a regional securities clearing firm based in Minneapolis, was acquired May 1, 1997 through the issuance of 445,845 shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, assets and liabilities were recorded at their fair market values on the date of acquisition. Goodwill relating to this acquisition of approximately $5,113,000 is recorded in other assets in the accompanying consolidated statements of financial condition.

          Westwood and Advisors are registered investment advisors under the
Investment Advisors Act of 1940.   Computer Corp., which was formed in 1996,
provides computer processing and programming services to affiliates as well as third parties. All significant intercompany balances and transactions have been eliminated.

          Effective May 26, 1995, the Company acquired Barre & Company, Inc. ("Barre"), a Dallas-based brokerage firm, through the issuance of 740,702 shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, assets and liabilities were recorded at their fair market values on the date of acquisition. Simultaneous with the acquisition, the assets and liabilities of Barre were merged with Southwest, and Barre was dissolved. Goodwill relating to this acquisition of approximately $270,000 is recorded in other assets in the accompanying consolidated statements of financial condition.

          The annual consolidated financial statements are prepared as of the close of business on the last Friday of June. Accordingly, the fiscal years for 1997, 1996, and 1995 ended June 27, 1997, June 28, 1996 and June 30, 1995, respectively.

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

(d) Depreciation and Amortization

          Depreciation of furniture, equipment, and leasehold improvements is provided over the estimated useful lives of the assets (5 or 7 years). Equipment under capital leases is amortized on a straight-line basis over the terms of the leases. Goodwill is amortized on a straight-line basis over periods ranging from twenty-five to forty years.

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

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h) Cash Flow Reporting

          For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in depository accounts.

          Assets segregated for regulatory purposes are not included as cash equivalents for purposes of the consolidated statements of cash flows because such assets are segregated for the benefit of customers only.

          Cash paid during the year for interest was $82,936,000, $67,616,000 and $41,280,000, in 1997, 1996 and 1995, respectively. Cash paid during the year for income taxes was $9,235,000, $8,742,000 and $3,587,000 in 1997, 1996
and 1995, respectively.

          During 1995, the Company loaned $421,000 to employees under an Employee Stock Purchase Plan for the purchase of 61,122 shares of Treasury stock (Note 9). During 1997 and 1995, the Company issued common stock valued at approximately $7,134,000 and $5,000,000, respectively, related to acquisitions.

(i) Earnings Per Share

          Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding, after taking into effect the issuance of common stock and the purchase of Treasury shares as discussed in (h) and (k), respectively (also see Note 14). Common share equivalents include shares issuable under stock options and are determined under the treasury stock method.

(j) Authorization of Common Stock

          On November 6, 1996, the shareholders voted to increase the number of shares of common stock authorized to 20,000,000.

(k) Purchase of Treasury Stock

          The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock in the open market during fiscal 1994. A total of 710,527 shares were repurchased under this plan in fiscal 1995 and 1994. These shares were issued to employees under the Employee Stock Purchase Plan and for the acquisition of Barre.

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

(m) Fair Value of Financial Instruments

          Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at June 27, 1997 and June 28, 1996.

2.   ASSETS SEGREGATED FOR REGULATORY PURPOSES

          At June 27, 1997, the Company had cash of $90,000, U.S. Treasury securities with a market value of $119,984,000 and reverse repurchase agreements of $232,123,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act, at a subsidiary (Note
12). Under a master repurchase agreement ("Agreement") with Trust Company, securities purchased under these reverse repurchase agreements are identified and segregated by Trust Company on its books and records as subject to the Agreement.

          Reverse repurchase agreements are entered into with third parties. The underlying securities purchased under these reverse repurchase agreements are delivered to Trust Company by these third parties, versus payment. Reverse repurchase agreements at June 27, 1997 were collateralized by U.S. Government securities with market values of approximately $234,372,000.

          At June 28, 1996, the Company had U.S. Treasury securities with market values of $104,362,000 and reverse repurchase agreements of $100,092,000 in these accounts. The reverse repurchase agreements were collateralized by U.S. Government securities with market values of approximately $101,013,000 at June 28, 1996.


3.   RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

          At June 27, 1997 and June 28, 1996, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

                                        1997                1996
                                   ---------------     ---------------
Receivable:
   Securities failed to deliver         $   15,213          $   22,013
   Securities borrowed                   2,159,204           1,341,788
   Correspondent broker/dealers             62,235              72,207
   Clearing organizations                    7,355                 547
   Other                                    38,297              19,090
                                   ---------------     ---------------
                                        $2,282,304          $1,455,645
                                   ===============     ===============
Payable:
   Securities failed to receive         $   17,889          $   15,138
   Securities loaned                     2,102,972           1,286,199
   Correspondent broker/dealers              9,013               7,293
   Other                                     9,737               4,825
                                   ---------------     ---------------
                                        $2,139,611          $1,313,455
                                   ===============     ===============

          Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. Securities borrowed and loaned represent deposits made to or received from other broker/dealers relating to these transactions. These deposits approximate the market value of the underlying securities.

          The Company clears securities transactions for correspondent broker/dealers. Settled securities and related transactions for these correspondents are included in the receivable from and payable to brokers, dealers and clearing organizations.

          The Company participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. All open positions are adjusted to market values daily. The amounts receivable and payable, relating to open positions for the securities borrowed and securities loaned other than those of the Company's clients, were $2,097,048,000 and $2,087,147,000 at June 27, 1997 and $1,276,337,000 and $1,277,410,000 at
June 28, 1996.


4.   RECEIVABLE FROM AND PAYABLE TO CLIENTS

          Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $1,969,000 and $6,825,000 at

June 27, 1997 and $2,815,000 and $3,093,000 at June 28, 1996. Securities
accounts of noncustomers are subject to the same terms and regulations as those of customers. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

          The Company pays interest on certain customer "free credit" balances available for reinvestment. The aggregate balance of such funds was approximately $688,418,000 and $494,391,000 at June 27, 1997 and June 28, 1996,
respectively. During fiscal years 1997 and 1996, the interest rates paid on these balances ranged from 4.5% to 5%. While the Company pays interest on these funds at varying rates, the rate paid at June 27, 1997 was 4.75%.

          The Company maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations. At June 27, 1997 and June 28, 1996, all unsecured customer receivables had been provided for in this allowance.


5.   SECURITIES OWNED

          Securities owned at June 27, 1997 and June 28, 1996, which are carried at market value, include the following (in thousands):

                                                      1997           1996
                                                   ----------     ----------
Corporate equity securities                           $ 2,280        $ 2,456
Municipal obligations                                  13,604         16,318
U.S. Government and Government agency obligations       9,205          8,730
Corporate obligations                                   3,064          6,703
Commercial paper                                        2,446             --
Other                                                   1,322            386
                                                   ----------     ----------
                                                      $31,921        $34,593
                                                   ==========     ==========

          Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for the Company's clearing business. These pledged securities amounted to $1,583,000 and $1,914,000 at June 27, 1997 and June 28, 1996, respectively.


6.   SHORT-TERM BORROWINGS

          The Company has credit arrangements with commercial banks, which include broker loan lines up to $207,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate (5.56% at June 27, 1997 and 5.25 % at June 28, 1996).

          There were no amounts outstanding at June 27, 1997 on these credit arrangements. The amount outstanding under these secured credit arrangements was $94,995,000 at June 28, 1996 which was collateralized by marketable securities owned valued at approximately $17,772,000, securities held for correspondent broker/dealer accounts valued at approximately $68,193,000, and clients' securities valued at approximately $57,436,000. The weighted average interest rate was 5.93% and 6.12% for the years ended June 27, 1997 and June 28, 1996, respectively.

          In addition to the broker loan lines, the Parent has a $10,000,000 unsecured line of credit which is due on demand and bears interest at rates indexed to the federal funds rate. The amount outstanding under this unsecured line of credit was $4,000,000 at June 27, 1997.

          At June 28, 1996 the Company had a repurchase agreement totaling $9,989,000 which matured July 3, 1996. The repurchase agreement was collateralized by certain U.S. Government agency securities, held by a third party, with a market value of $9,989,000. At June 27, 1997, the Company had no such repurchase agreements outstanding.

          Additionally, the Company has an irrevocable letter of credit agreement aggregating $26,600,000 at June 27, 1997 and $12,800,000 at June 28, 1996 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients' and nonclients' margin accounts with a value of $29,618,000 and $21,532,000 at June 27, 1997 and June 28, 1996,
respectively.

7.   INCOME TAXES

          Income tax expense for the fiscal years ended June 27, 1997, June 28, 1996 and June 30, 1995 (effective rate of 34.0% in 1997, 35.5% in 1996 and 35.3%
in 1995) differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rate (35% in 1997, 1996 and 1995) to income before income taxes and is comprised of the following (in thousands):

                                              1997       1996       1995
                                           ---------  ---------  ---------
Income tax expense at the statutory rate      $9,010     $7,615     $3,064
Tax exempt interest                             (321)      (274)      (117)
Other, net                                        71        376        140
                                           ---------  ---------  ---------
                                              $8,760     $7,717     $3,087
                                           =========  =========  =========

          Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

                                              1997       1996       1995
                                           ---------   --------   --------
Current                                      $ 9,958    $ 8,925     $3,178
Deferred                                      (1,198)    (1,208)       (91)
                                           ---------   --------   --------
   Total income taxes                        $ 8,760    $ 7,717     $3,087
                                           =========   ========   ========

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 27, 1997 and June 28, 1996 are presented below (in thousands):

                                                            1997           1996
                                                         ---------      ---------
Deferred tax assets:
    Expenses for book, not taxable
         until paid                                         $2,417         $1,680
    Partnership basis in excess of financial
         reporting basis                                       756            649
    Management incentive compensation                          826            210
    Other                                                       79            262
                                                         ---------      ---------
        Total gross deferred tax assets                      4,078          2,801
Deferred tax liabilities:
    Unrealized gains                                           (15)           (44)
    Depreciation at rates different for tax
         than for financial reporting                           --           (102)
    Other                                                     (210)            --
                                                         ---------      ---------
        Total gross deferred tax liabilities                  (225)          (146)
                                                         ---------      ---------
        Net deferred tax assets                             $3,853         $2,655
                                                         =========      =========

          As a result of the Company's history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.

8.   NET CAPITAL REQUIREMENTS

          The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 27, 1997, Southwest had net capital of $66,100,000 or approximately 11% of aggregate debit balances, which is $53,587,000 in excess of its minimum net capital requirement of $12,513,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 27, 1997, Southwest had net capital of $34,818,000 in excess of 5% of aggregate debit items.

          ESTC has also elected to use the alternative method, permitted by the Rule. At June 27, 1997, ESTC had net capital of $5,011,000, or approximately 7% of aggregate debit balances, which is $3,569,000 in excess of its minimum net capital requirement of $1,442,000 at that date. Additionally, at June 27, 1997, ESTC had net capital of $1,407,000 in excess of 5% of aggregate debit items.

          BTS follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $100,000. BTS had net capital of $154,000 which is $54,000 in excess of its minimum net capital requirement at June 27, 1997.

          Sovereign also follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $50,000. At June 27, 1997, Sovereign had net capital of $93,000 which is $43,000 in excess of its minimum net capital requirement.

          Trust Company is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust Company had total stockholder's equity of $4,632,000, which is $3,632,000 in excess of its minimum capital requirement at June 27, 1997.


9.   EMPLOYEE BENEFITS

          The Company has a defined contribution profit sharing plan covering substantially all employees. Profit sharing plan benefits become fully vested after six years of service by the participant. Costs of the profit sharing plan are accrued and funded at the Company's discretion. Profit sharing expense for fiscal years 1997, 1996 and 1995 was approximately $3,338,000, $3,692,000, and
$3,751,000, respectively.

          The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share. The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five-year period, bearing interest at the Applicable Federal Rate (6.60% at June 27, 1997). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at June 27, 1997 was $137,000.

          On November 6, 1996, the shareholders of the Company approved the Stock Option Plan ("Option Plan") adopted by the Board of Directors on September 17, 1996, pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of common stock of the Company. No options were granted under the Option Plan in fiscal year 1997.

          On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan ("Phantom Plan") adopted by the Board of Directors on September 17, 1996. The Phantom Plan allows non-employee directors to receive directors fees in the form of common stock units. No units were issued under the Phantom Plan in fiscal 1997.

10.  LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

          Liabilities subordinated to the claims of general creditors represent loans to ESTC. The loans are covered by agreements approved by the Exchange, and are thus available to the Company in computing net capital under the Rule. To the extent that such borrowings are required for the Company's continued compliance with the minimum net capital requirements, they may not be repaid. Subordinated notes include the following (in thousands):

Due to officer, due 1/31/98, interest at 2%/(1)/                        $  400
Due to officer, due 2/28/98, interest at prime + 1/2%                      500
Due to officer, due 8/31/97, interest at prime + 1/2%                      500
                                                               ---------------
                                                                        $1,400
                                                               ===============

     /(1)/ This subordinated note is related to secured demand notes receivable which bear interest at 2% and are collateralized by securities with a market value of approximately $9,457,000 at June 27, 1997.


11.  COMMITMENTS AND CONTINGENCIES

          The Company leases its offices under noncancelable operating lease agreements. During fiscal 1997, the Company entered into various noncancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for fiscal years 1997, 1996 and 1995, aggregated approximately $3,172,000, $2,543,000, and $2,092,000, respectively.

          At June 27, 1997, the future rental payments for the noncancelable leases for each of the following five fiscal years and thereafter follow (in thousands):

  Year ending:
     1998                                                  $ 4,972
     1999                                                    4,843
     2000                                                    3,619
     2001                                                    2,844
     2002                                                    2,484
     Thereafter                                              6,854
                                                        ----------
Total payments due                                         $25,616
                                                        ==========

          In the general course of its brokerage business and the business of clearing for other brokerage firms, the Company and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of Federal and state securities laws. Management believes that resolution of these claims will not result in any material adverse effect on the Company's consolidated financial position or results of operations.


12.  AFFILIATE TRANSACTIONS

          The Company, through its principal subsidiary, Southwest, provides accounting and administrative services for its subsidiaries and clears all customer transactions for BTS and Sovereign. The assets discussed in Note 2 are segregated in a special reserve account at Trust Company for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. Westwood serves as the investment manager for these assets. In addition, Westwood serves as the investment manager of the common trust funds of Trust Company.


13.  FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

          At times, the Company lends money using reverse repurchase agreements. All positions are collateralized by U.S. Government or U.S. Government agency securities. Such transactions may expose the Company to off-statement of financial condition risk in the event such borrowers do not repay the loans and the value of collateral held is less than that of the underlying receivable. These agreements provide the Company with the right to maintain the relationship between market value of the collateral and the receivable.

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

14.  SUBSEQUENT EVENTS

          On August 28, 1997, the Board of Directors declared a ten percent stock dividend payable on October 1, 1997 to shareholders of record at the close of business on September 15, 1997. Per share amounts, dividends per share, shares outstanding as of June 27, 1997 and weighted average shares outstanding have been restated in the accompanying financial statements.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Southwest Securities Group, Inc.:

     We have audited the consolidated financial statements of Southwest Securities Group, Inc. and subsidiaries as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index at Part IV. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Securities Group, Inc. and subsidiaries as of June 27, 1997 and June 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG Peat Marwick LLP


Dallas, Texas
July 29, 1997
except Note 14, which is as of August 28, 1997

SCHEDULE I - Condensed Financial Information of Registrant



               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                  Condensed Statements of Financial Condition
                  -------------------------------------------
                       June 27, 1997  and June 28, 1996
                                (In thousands)



ASSETS                                                                  1997                     1996
------                                                          -------------------      -------------------

Investment in subsidiaries, at equity                                      $ 92,807                  $64,939
Notes receivable from subsidiaries                                           16,700                   19,500
Other assets                                                                  3,483                    1,624
                                                                -------------------      -------------------
                                                                           $112,990                  $86,063
                                                                ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Loans payable                                                              $  4,000                  $    --
Other liabilities                                                             2,062                    1,614
Stockholders' equity                                                        106,928                   84,449
                                                                -------------------      -------------------
                                                                           $112,990                  $86,063
                                                                ===================      ===================

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                      Condensed Statements of Income and
                      -----------------------------------
                             Stockholders' Equity
                             --------------------
          Years Ended June 27, 1997, June 28, 1996 and June 30, 1995
                                (In thousands)


                                                                1997                1996               1995
                                                          --------------      -------------      --------------

Revenues - Interest and other income                            $  2,941            $ 3,211             $ 2,758
                                                          --------------      -------------      --------------

Expenses:
     Interest expense                                                 23                  2                  39
     Other expenses                                                1,972                780                 972
                                                          --------------      -------------      --------------
                                                                   1,995                782               1,011
                                                          --------------      -------------      --------------
Income before income tax expense
     and equity in earnings of subsidiaries                          946              2,429               1,747
Income tax expense                                                  (400)            (1,189)               (635)
                                                          --------------      -------------      --------------
Income before equity in earnings of subsidiaries                     546              1,240               1,112
Equity in earnings of subsidiaries                                16,437             12,800               4,556
                                                          --------------      -------------      --------------
     Net income                                                   16,983             14,040               5,668

Stockholders' equity at beginning of year                         84,449             71,541              63,866
Net proceeds from issuance of common stock                            --                250                  --
Issuance of common stock for acquisition                           7,134                 --               5,000
Proceeds from employees for Employee Stock Purchase Plan             141                 98                  45
Dividends                                                         (1,779)            (1,406)             (1,158)
Treasury stock acquired                                               --                (74)             (1,880)
                                                          --------------      -------------      --------------
Stockholders' equity at end of year                             $106,928            $84,449             $71,541
                                                          ==============      =============      ==============

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                      Condensed Statements of Cash Flows
                      ----------------------------------
          Years Ended June 27, 1997, June 28, 1996 and June 30, 1995
                                (In thousands)

                                                                   1997                 1996                 1995
                                                            ---------------      ---------------      ---------------

Cash flows from operating activities:
     Net income                                                    $ 16,983             $ 14,040              $ 5,668
     Adjustments:
          Undistributed equity in earnings of subsidiaries          (20,695)             (12,800)              (4,556)
          Depreciation and amortization                                  --                  175                  403
          Other                                                         186                  887                 (316)
                                                            ---------------      ---------------      ---------------
               Net cash provided by (used in) operating
                activities                                           (3,526)               2,302                1,199
                                                            ---------------      ---------------      ---------------
Cash flows from investing activities:
     Proceeds from (payments on) notes and other
          accounts with subsidiaries                                  1,515                 (847)               5,593
     Purchase of investments                                             --                 (367)              (3,124)
                                                            ---------------      ---------------      ---------------
               Net cash provided by (used in) investing
                activities                                            1,515               (1,214)               2,469
                                                            ---------------      ---------------      ---------------
Cash flows from financing activities:
     Purchase of treasury stock                                          --                  (74)              (1,880)
     Net increase in notes payable                                    4,000                   --                   --
     Payments of capital lease obligations                               --                   --                 (723)
     Net proceeds from issuance of common stock                          --                  250                   --
     Dividends on common stock                                       (2,130)              (1,362)              (1,110)
     Proceeds from employees for Employee Stock Purchase
          Plan                                                          141                   98                   45
                                                            ---------------      ---------------      ---------------
               Net cash provided by (used in) financing
                activities                                            2,011               (1,088)              (3,668)
                                                            ---------------      ---------------      ---------------
Net change in cash                                                       --                   --                   --
Cash at beginning of year                                                 1                    1                    1
                                                            ---------------      ---------------      ---------------
Cash at end of year                                                $      1             $      1              $     1
                                                            ===============      ===============      ===============


---------------
Note: During 1995, the Company loaned $421,000 to employees under an Employee Stock Purchase Plan for the purchase of 61,122 shares of Treasury stock. During 1997 and 1995, the Company issued common stock valued at $7,134,000 and $5,000,000 related to acquisitions.