Form 10-Q
period 1997-09-26
SOUTHWEST SECURITIES GROUP INC
filed 1997-11-10
CIK 878520

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 26, 1997
                        Commission file number 0-19483


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

As of November 7, 1997, there were 10,169,986 shares of the registrant's common stock, $.10 par value, outstanding.


================================================================================

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     INDEX




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition
  September 26, l997 and June 27, l997

Consolidated Statements of Income
  For the three months ended September 26, l997 and September 27, 1996

Consolidated Statements of Cash Flows
  For the three months ended September 26, l997 and September 27, 1996

Notes to Consolidated Financial Statements
  September 26, l997

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                     September 26, l997 and June 27, l997
              (In thousands, except par values and share amounts)


                                                                              September                           June
                                                                             (Unaudited)
                                                                      -----------------------           ----------------------
ASSETS
Cash                                                                               $   41,132                       $   10,745
Assets segregated for regulatory purposes                                             164,691                          352,197
Receivable from brokers, dealers and clearing organizations                         2,251,010                        2,282,304
Receivable from clients, net                                                          610,955                          570,461
Securities owned, at market value                                                      35,201                           31,921
Other assets                                                                           29,960                           28,764
                                                                      -----------------------           ----------------------
                                                                                   $3,132,949                       $3,276,392
                                                                      =======================           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                              $    4,000                       $    4,000
Payable to brokers, dealers and clearing organizations                              2,123,025                        2,139,611
Payable to clients                                                                    827,673                          963,552
Drafts payable                                                                         36,645                           31,036
Other liabilities                                                                      29,106                           29,865
                                                                      -----------------------           ----------------------
                                                                                    3,020,449                        3,168,064
Liabilities subordinated to claims of general creditors                                   900                            1,400
                                                                      -----------------------           ----------------------
                                                                                    3,021,349                        3,169,464

Stockholders' equity:
Preferred stock of $1.00 par value.  Authorized 100,000
  shares; none issued.                                                                    ---                              ---
Common stock of $.10 par value.  Authorized 20,000,000 shares.
  Issued 10,179,163 and outstanding 10,169,986 shares at
  September 26, 1997.  Issued 10,161,599 and
  outstanding 10,152,422 shares at June 27, 1997.                                       1,018                            1,016
Additional paid-in capital                                                             56,675                           56,139
Retained earnings                                                                      54,107                           49,984
Receivable from employees under the Employee Stock Purchase Plan                         (126)                            (137)
Treasury stock (9,177 shares, at cost)                                                    (74)                             (74)
                                                                      -----------------------           ----------------------
     Total stockholders' equity                                                       111,600                          106,928
Commitments and contingencies
                                                                      -----------------------           ----------------------
                                                                                   $3,132,949                       $3,276,392
                                                                      =======================           ======================


See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
      For the three months ended September 26, 1997 and September 27, 1996
               (In thousands, except per share and share amounts)
                                  (Unaudited)


                                                                           Three Months Ended
                                                                ---------------------------------------
                                                                         1997               1996
                                                                ---------------------------------------

Net revenues from clearing operations                                    $     6,707         $    4,725
Commissions                                                                   13,887              8,248
Interest                                                                      34,378             25,561
Investment banking, advisory and administrative fees                           4,376              3,669
Net gains on principal transactions                                            3,138              3,091
Other                                                                          2,810              2,410
                                                                ---------------------------------------
                                                                              65,296             47,704
                                                                ---------------------------------------

Commissions and other employee compensation                                   20,326             14,779
Interest                                                                      24,308             18,002
Occupancy, equipment and computer service costs                                3,888              2,545
Communications                                                                 3,158              2,173
Floor brokerage and clearing organization charges                              1,255                977
Other                                                                          4,576              3,214
                                                                ---------------------------------------
                                                                              57,511             41,690
                                                                ---------------------------------------
Income before income taxes                                                     7,785              6,014

Income taxes                                                                   2,740              2,086
                                                                ---------------------------------------
Net income                                                               $     5,045         $    3,928
                                                                =======================================
Earnings per share                                                              $.50               $.41
                                                                =======================================
Weighted average shares outstanding                                       10,166,578          9,668,731
                                                                =======================================



See accompanying Notes to Consolidated Financial Statements

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows
      For the three months ended September 26, 1997 and September 27, 1996
                                 (In thousands)
                                  (Unaudited)


                                                                                1997                             1996
                                                                     ------------------------         ------------------------
Cash flows from operating activities:
  Net income                                                                        $   5,045                         $  3,928
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization                                                      884                              664
       Provision for doubtful accounts                                                    ---                               35
       Deferred income taxes                                                              183                             (248)
       Decrease (increase) in assets segregated for regulatory                        187,506                          (83,157)
        purposes
       Net change in broker, dealer and clearing organization                          14,708                           36,750
        accounts
       Net change in client accounts                                                 (176,373)                         102,567
       Decrease (increase) in securities owned                                         (3,280)                             544
       Increase in other assets                                                        (1,394)                          (1,477)
       Increase in drafts payable                                                       5,609                            1,967
       Increase (decrease) in other liabilities                                          (866)                           1,309
                                                                     ------------------------         ------------------------
          Net cash provided by operating activities                                    32,022                           62,882
                                                                     ------------------------         ------------------------

Cash flows from investing activities:
  Purchase of furniture, equipment, and leasehold improvements                           (864)                          (1,218)
                                                                     ------------------------         ------------------------
     Net cash used in investing activities                                               (864)                          (1,218)
                                                                     ------------------------         ------------------------

Cash flows from financing activities:
  Proceeds from (payments on) short term borrowings                                       102                          (59,384)
  Payment on liabilities subordinated to the claims of general                           (500)                             ---
   creditors
  Proceeds from employees for Employee Stock Purchase Plan                                 11                               61
  Net proceeds from exercise of stock options                                             225                              ---
  Payment of cash dividend on common stock                                               (609)                            (351)
                                                                     ------------------------         ------------------------
     Net cash used in financing activities                                               (771)                         (59,674)
                                                                     ------------------------         ------------------------

Net increase in cash                                                                   30,387                            1,990
Cash at beginning of period                                                            10,745                            5,284
                                                                     ------------------------         ------------------------
Cash at end of period                                                               $  41,132                         $  7,274
                                                                     ========================         ========================

See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

GENERAL AND BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its wholly owned subsidiaries, (collectively, the "Company"), Southwest Securities, Inc. ("Southwest"), Brokers Transaction Services, Inc. ("BTS"), Southwest Investment Advisors, Inc. ("Advisors"), Westwood Trust ("Trust"), formerly Trust Company of Texas, Westwood Management Corporation ("Westwood"), SW Capital Corporation ("Capital"), SWST Computer Corporation ("Computer Corp.") Sovereign Securities, Inc. ("Sovereign") and Equity Securities Trading Company ("ESTC"). Southwest, BTS, Sovereign and ESTC are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of September 26, 1997, and for the three month periods ended September 26, 1997 and September 27, 1996, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's annual audited report as of June 27, 1997. Amounts included for June 27, 1997 are from the audited financial statements as filed on Form 10-K.

CASH FLOW REPORTING

Cash paid for interest was $23,233,000 and $18,012,000 for the periods ended September 26, 1997 and September 27, 1996, respectively. Cash paid for income taxes was $2,400,000 and $1,774,000 in 1997 and 1996, respectively.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL (REVERSE REPURCHASE AGREEMENTS)

Southwest, from time to time, enters into reverse repurchase agreements (collateralized by U.S. Government or U.S. Government agency securities), for the purpose of segregating assets for the exclusive benefit of its customers. Under a master repurchase agreement ("Agreement") with Trust, securities purchased under the reverse repurchase agreement are identified and segregated by Trust on its books and records as subject to the Agreement. Management regularly monitors the market value of the underlying securities relating to outstanding reverse repurchase agreements.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 26, 1997, the Company had cash of $5,291,000, reverse repurchase agreements of $78,580,000, and U.S. Treasury securities with a market value of $80,820,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act, at Trust Company. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $79,865,000. At June 27, 1997, the Company had cash of $90,000, reverse repurchase agreements of $232,123,000, and U.S. Treasury securities with a market value of $119,984,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $234,372,000 at June 27, 1997.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 26, l997 and June 27, l997, the Company had receivables from and payables to brokers, dealers and clearing organizations relating to the following (in thousands):

                                                  SEPTEMBER                     June
                                           ----------------------      ---------------------

         Receivables:
              Securities failed to deliver   $             30,772       $             15,213
              Securities borrowed                       2,100,498                  2,159,204
              Correspondent broker/dealers                 67,643                     62,235
              Clearing organizations                        6,705                      7,355
              Other                                        45,392                     38,297
                                           ----------------------      ---------------------
                                             $          2,251,010       $          2,282,304
                                           ======================      =====================

                                                  SEPTEMBER                     June
                                           ----------------------      ---------------------
         Payables:
              Securities failed to receive   $             25,914       $             17,889
              Securities loaned                         2,075,249                  2,102,972
              Correspondent broker/dealers                 10,512                      9,013
              Other                                        11,350                      9,737
                                           ----------------------      ---------------------
                                             $          2,123,025       $          2,139,611
                                           ======================      =====================

SHORT-TERM BORROWINGS

The Company has credit arrangements with commercial banks, which include broker loan lines up to $207,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in clients' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at September 26, 1997 or June 27, 1997 on these credit arrangements.

In addition to the broker loans lines, the Parent has a $10,000,000 unsecured line of credit which is due on demand and bears interest at rates indexed to the federal funds rate. The amount outstanding under this secured line of credit was $4,000,000 at September 26, 1997 and June 27, 1997.

At September 26, 1997 and at June 27, 1997, the Company had no repurchase agreements outstanding.

NET CAPITAL REQUIREMENTS

The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At September 26, 1997, Southwest had net capital of $69,102,000 or approximately 10% of aggregate debit balances, which is $55,382,000 in excess of its minimum net capital requirement of $13,720,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 26, 1997, Southwest had net capital of $34,801,000 in excess of 5% of aggregate debit items.

ESTC has also elected to use the alternative method, permitted by the Rule. At September 26, 1997, ESTC had net capital of $6,965,000, or approximately 10% of aggregate debit balances, which is $5,493,000 in excess of its minimum net capital requirement of $1,472,000 at that date. Additionally, at September 26, 1997, ESTC had net capital of $3,284,000 in excess of 5% of aggregate debit items.

BTS follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $100,000. BTS had net capital of $154,000 which is $54,000 in excess of its minimum net capital requirement at September 26, 1997.

Sovereign also follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $50,000. At September 26, 1997, Sovereign had net capital of $96,000 which is $46,000 in excess of its minimum net capital requirement.

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust Company had total stockholder's equity of $2,585,000, which is $1,585,000 in excess of its minimum capital requirement at September 26, 1997.

LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

Liabilities subordinated to the claims of general creditors represent loans to ESTC. The loans are covered by agreements approved by the National Association of Securities Dealers ("NASD"), and are thus available to the Company in computing net capital under the Rule. To the extent that such borrowings are required for the Company's continued compliance with the minimum net capital requirements, they may not be repaid. Subordinated notes include the following (in thousands):

Due to officer, due 1/31/98, interest at 2% /(1)/                         $400
Due to officer, due 2/28/98, interest at prime + 1/2%                      500
                                                               ---------------
                                                                          $900
                                                               ===============

      /(1)/This subordinated note is related to secured demand notes receivable which bear interest at 2% and are collateralized by securities with a market value of approximately $8,925,000 at September 26, 1997.

EMPLOYEE BENEFITS

The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share.
The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five year period bearing interest at the Applicable Federal Rate (6.06% at September 26, 1997). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at September 26, 1997 was $125,000.

On November 6, 1996, the shareholders of the Company approved the Stock Option Plan ("Option Plan") adopted by the Board of Directors on September 17, 1996, pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of common stock of the Company. Options to purchase 190,300 shares of common stock at $23.625 were granted on August 28, 1997 under the Option Plan. The options, which vest in 25% increments, expire ten years after date of grant.

On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan ("Phantom Plan") adopted by the Board of Directors on September 17, 1996. The Phantom Plan allows non-employee directors to receive directors fees in the form of common stock equivalent units. As of September 26, 1997, 356 units have been issued under the Phantom Plan.

On August 20, 1997, the Board of Directors approved the 1997 Stock Option Plan ("1997 Option Plan"), pursuant to which non-qualified options may be granted to eligible employees or potential employees of the Company or its subsidiaries for the purchase of an aggregate of 150,000 shares of Common Stock of the Company. Officers and directors are not eligible to receive options under the 1997 Option Plan. No options have been granted under the 1997 Option Plan as of September 26, 1997.


On August 20, 1997, the Board of Directors adopted a Stock Purchase Plan ("Stock Purchase Plan") to enable employees of the Company and its subsidiaries to purchase up to 1,000,000 shares of common stock of the Company. The effective date of the Stock Purchase Plan is January 1, 1998.

AUTHORIZED COMMON STOCK

On November 6, 1996, the shareholders of the Company approved the authorization of an additional 10,000,000 shares of common stock. This brings the total common shares authorized to 20,000,000.

STOCK DIVIDEND

On August 28, 1997, the Board of Directors declared a ten percent stock dividend payable on October 1, 1997 to shareholders of record at the close of business on September 15, 1997. Per share amounts, shares outstanding as of September 26, 1997, and weighted average shares outstanding have been restated in the accompanying financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Southwest Securities Group, Inc. and subsidiaries (the "Company"), through its principal subsidiary, Southwest Securities, Inc. ("Southwest"), provides securities transaction processing and other related services and operates a full-service brokerage, investment banking and asset management firm. Its primary business is delivering a broad range of securities transaction processing services to broker/dealers. Transaction processing services include cost-effective integrated trade execution, clearing, client account processing and other customized services ("Transaction Processing"). Southwest provides services that are directly related to Transaction Processing, including margin lending and stock loan services. The Company also provides securities brokerage and investment services to individuals and institutions, provides investment banking services to municipal and corporate clients and trades fixed income and equity securities. Brokers Transaction Services, Inc. ("BTS"), a wholly owned subsidiary of the Company, and a National Association of Securities Dealers ("NASD") registered broker/dealer, contracts with independent registered representatives for the administration of their securities business. Sovereign Securities, Inc. ("Sovereign") is a discount brokerage firm and NASD broker/dealer. Based in Minneapolis, Equity Securities Trading Company, Inc. ("ESTC") is an NASD broker/dealer which operates a regional securities clearing business.

SW Capital Corporation, a wholly owned subsidiary of the Company, houses the Local Government Investment Cooperative ("LOGIC") program. The LOGIC program is targeted to the needs of cities, counties, schools and other local governments across Texas. This program allows participants to pool their available funds, resulting in increased economies of scale, and allows higher returns while maintaining a high degree of safety and liquidity. In addition, the Company offers asset management and trust services through its wholly owned subsidiaries, Westwood Management Corporation ("Westwood") and Westwood Trust ("Trust"), formerly The Trust Company of Texas. Southwest Investment Advisors, Inc. ("Advisors"), a wholly owned subsidiary of the Company is a registered investment advisor. Advisors has been inactive since April 11, 1994. SWST Computer Corporation ("Computer Corp.") provides computer processing and programming to affiliates as well as third parties.

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

In August 1994, the Company authorized an employee stock purchase plan available to eligible employees. The shares available for purchase were those purchased in the Company's series of treasury stock acquisitions. At September 26, 1997, the amount receivable from employees under the Employee Stock Purchase Plan was $125,000.

On August 20, 1997, the Board of Directors approved the 1997 Stock Option Plan ("1997 Option Plan"), pursuant to which non-qualified options may be granted to eligible employees or potential employees of the Company or its subsidiaries for the purchase of an aggregate of 150,000 shares of Common Stock of the Company. Officers and directors are not eligible to receive options under the 1997 Option Plan.

On August 20, 1997, the Board of Directors adopted a Stock Purchase Plan ("Stock Purchase Plan") to enable employees of the Company and its subsidiaries to purchase up to 1,000,000 shares of common stock of the Company. The effective date of the Stock Purchase Plan is January 1, 1998.

On August 28, 1997, the Board of Directors declared a ten percent stock dividend payable on October 1, 1997 to shareholders of record at the close of business on September 15, 1997. Per share amounts, shares outstanding as of September 26, 1997, and weighted average shares outstanding have been restated in the accompanying financial statements.


THREE MONTHS ENDED SEPTEMBER 26, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 27, L996

Total revenues increased by $17,592,000, or 37%, in the first quarter of fiscal 1998 to $65,296,000 compared to $47,704,000 in the first quarter of fiscal 1997. Improved market conditions, as well as an increase in the number of correspondents, resulted in increased revenues from Transaction Processing of $1,982,000, an increase of 42%. Commissions increased $5,639,000 to $13,887,000, an increase of 68% when compared with revenues in the first quarter of fiscal 1997 of $8,248,000. Interest income increased to $34,378,000, an increase of $8,817,000, or 34%, while interest expense increased 35%, or $6,306,000 to $24,308,000. This resulted in an increase in net interest revenue of $2,511,000 or 33% due to higher average balances in securities lending and customer margin accounts. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of September 26, 1997, were $2,100,498,000 and $2,075,249,000, respectively. As of September 27, 1996, these amounts were $1,589,345,000 and $1,548,308,000. Investment banking, advisory and administrative fees increased $707,000 or 19% to $4,376,000 primarily due to increased deal flow. Net gains on principal transactions increased 2% or $47,000 to $3,138,000, principally due to an increase in trading and underwriting income.

Total expenses increased $15,821,000 or 38% to $57,511,000 when compared to the quarter ended September 27, 1996 primarily as the result of increased interest expense, as discussed above, and increased commission and employee compensation expense. Commissions and other employee compensation increased $5,547,000 or 38% compared to the same period last year as a result of increased commissions generated by Southwest and BTS registered representatives and an increase in the number of employees to 725 at September 26, 1997 compared to 639 at September 27, 1996. Occupancy, equipment and computer service costs increased $1,343,000, or 53%, to $3,888,000 for the first quarter due to upgrades of computer equipment and an increase in office space. Communications expenses increased 45% to $3,158,000 for the quarter ended September 26, 1997 compared to the same period last year, due to expanded computer networking. Floor brokerage and clearing organization charges increased $278,000, or 28%, to $1,255,000 for the period ended September 26, 1997. Other expenses increased $1,362,000, or 42%, to $4,576,000, primarily due to increases in expenses associated with underwriting fixed income securities and promotional expense.

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


In addition to the broker loan lines, the Company has a $10,000,000 unsecured line of credit which is due on demand and bears interest at rates indexed to the federal funds rate. The amount outstanding under this unsecured line of credit was $4,000,000 at September 26, 1997.

Southwest is subject to the requirements of the Securities and Exchange Commission and the New York Stock Exchange relating to liquidity, capital standards and the use of client funds and securities. The Company has historically operated in excess of the minimum net capital requirements.



EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

On July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 will not have a material impact on the Company's financial position or results of operations, as the Company does not intend to adopt the value based measurement concept, but will require extensive disclosures regarding the Company's stock option plan at fiscal year end.

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

None Reportable (Per Instructions to Form 10-Q)

Item 3.   Defaults upon Senior Securities

None Reportable (Per Instructions to Form 10-Q)

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

The Company has been approved to list its common stock on the New York Stock Exchange, Inc. ("NYSE"). Trading on the NYSE will begin on October 6, 1997 under the symbol "SWS".

Item 6.   Exhibits and Reports on Form 8-K



EXHIBITS

10.1  Executive Compensation

The information required by this item regarding Executive compensation is incorporated by reference to pages 7 through 9 of the Company's Proxy Statement dated September 25, 1997 which was filed with the Commission pursuant to Regulation 240.14a (6) (c) prior to October 25, 1997.

27    Financial Data Schedule


REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Southwest Securities Group, Inc.
                                    --------------------------------
                                             (Registrant)

November 7, 1997                    /s/  David Glatestein
----------------                    --------------------------------
     Date                           (Signature)
                                    David Glatstein
                                    President


November 7, 1997                    /s/  Kenneth R. Hanks
----------------                    --------------------------------
     Date                           (Signature)
                                    Kenneth R. Hanks
                                    Chief Financial Officer