Form 10-Q
period 1997-12-31
SOUTHWEST SECURITIES GROUP INC
filed 1998-02-13
CIK 878520

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1997
                          Commission file number 0-19483


                        SOUTHWEST SECURITIES GROUP, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                75-2040825
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

               1201 ELM STREET, SUITE 3500, DALLAS, TEXAS  75270
              (Address of principal executive office)  (Zip Code)


      Registrant's telephone number, including area code  (214) 651-1800


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

                            Yes  X               No

As of February 12, 1998, there were 10,169,986 shares of the registrant's common stock, $.10 par value, outstanding.

================================================================================

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     INDEX




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition
     December 31, 1997 and June 27, l997

Consolidated Statements of Income
     For the three and six months ended December 31, l997 and December 31, 1996

Consolidated Statements of Cash Flows
     For the six months ended December 31, 1997 and December 31, 1996

Notes to Consolidated Financial Statements
     December 31, 1997

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                      December 31, l997 and June 27, l997
              (In thousands, except par values and share amounts)


                                                                                 December                             June
                                                                               (Unaudited)
                                                                      ---------------------------           ----------------------

ASSETS
Cash                                                                                   $   75,282                       $   10,745
Assets segregated for regulatory purposes                                                 115,464                          352,197
Receivable from brokers, dealers and clearing organizations                             2,362,669                        2,282,304
Receivable from clients, net                                                              624,332                          570,461
Securities owned, at market value                                                          34,136                           31,921
Other assets                                                                               28,736                           28,764
                                                                      ---------------------------           ----------------------

                                                                                       $3,240,619                       $3,276,392
                                                                      ===========================           ======================
Liabilities and stockholders' equity
Short-term borrowings                                                                  $      ---                       $    4,000
Payable to brokers, dealers and clearing organizations                                  2,244,257                        2,139,611
Payable to clients                                                                        799,586                          963,552
Drafts payable                                                                             48,091                           31,036
Other liabilities                                                                          32,288                           29,865

                                                                      ---------------------------           ----------------------

                                                                                        3,124,222                        3,168,064
Liabilities subordinated to claims of general creditors                                       ---                            1,400
                                                                      ---------------------------           ----------------------

                                                                                        3,124,222                        3,169,464

Stockholders' equity:
Preferred stock of $1.00 par value.  Authorized 100,000
  shares; none issued.                                                                        ---                              ---
Common stock of $.10 par value.  Authorized 20,000,000 shares.
  Issued 10,179,163 and outstanding 10,169,986 at
  December 31, 1997.  Issued 10,161,599 and
  outstanding 10,152,422 shares at June 27, 1997.                                           1,018                            1,016
Additional paid-in capital                                                                 56,675                           56,139
Retained earnings                                                                          58,885                           49,984
Receivable from employees under the Employee Stock Purchase Plan                             (107)                            (137)
Treasury stock (9,177 shares, at cost)                                                        (74)                             (74)
                                                                      ---------------------------           ----------------------

     Total stockholders' equity                                                           116,397                          106,928
Commitments and contingencies
                                                                                       $3,240,619                       $3,276,392
                                                                      ===========================           ======================


See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
   For the three and six months ended December 31, 1997 and December 31, 1996
               (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                                        Three Months Ended              Six Months Ended
                                                                --------------------------------------------------------------
                                                                       1997            1996           1997           1996
                                                                --------------------------------------------------------------

Net revenues from clearing operations                                    $ 6,374         $ 5,693       $ 13,081        $10,418
Commissions                                                               15,367           9,552         29,254         17,800
Interest                                                                  36,535          28,159         70,913         53,720
Investment banking, advisory and administrative fees                       6,552           2,931         10,928          6,600
Net gains on principal transactions                                        3,174           3,209          6,312          6,300
Other                                                                      2,463           2,175          5,273          4,585
                                                                --------------------------------------------------------------
                                                                          70,465          51,719        135,761         99,423
                                                                --------------------------------------------------------------

Commissions and other employee compensation                               21,703          15,072         42,029         29,851
Interest                                                                  25,679          19,176         49,987         37,178
Occupancy, equipment and computer service costs                            4,107           3,195          7,995          5,740
Communications                                                             2,975           2,943          6,133          5,116
Floor brokerage and clearing organization charges                          1,206             994          2,461          1,971
Other                                                                      6,390           4,392         10,966          7,606
                                                                --------------------------------------------------------------
                                                                          62,060          45,772        119,571         87,462
                                                                --------------------------------------------------------------
Income before income taxes                                                 8,405           5,947         16,190         11,961

Income taxes                                                               3,015           2,088          5,755          4,174
                                                                --------------------------------------------------------------
Net income                                                           $     5,390      $    3,859      $  10,435       $  7,787
                                                                ==============================================================
Earnings per share - basic and diluted                                      $.53            $.40          $1.03           $.81
                                                                ==============================================================
Weighted average shares outstanding - basic                           10,169,986       9,661,993     10,163,686      9,661,993
                                                                ==============================================================
Weighted average shares outstanding - diluted                         10,184,679       9,669,597     10,175,862      9,668,878
                                                                ==============================================================

See accompanying Notes to Consolidated Financial Statements

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
        For the six months ended December 31, 1997 and December 31, 1996
                                 (In thousands)
                                  (Unaudited)


                                                                                1997                            1996
                                                                     -----------------------         ------------------------
Cash flows from operating activities:
  Net income                                                                       $  10,435                         $  7,787
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization                                                        1,591                            1,471
  Provision for doubtful accounts                                                        711                               25
  Deferred income taxes                                                                 (531)                            (521)
  Decrease (increase) in assets segregated for regulatory purposes                   236,733                          (76,469)
  Net change in broker, dealer and clearing organization accounts                     24,281                           17,923
  Net change in client accounts                                                     (218,548)                         118,521
  Increase in securities owned                                                        (2,215)                          (1,680)
  Decrease in other assets                                                                41                            3,756
  Increase in drafts payable                                                          17,055                           10,253
  Increase in other liabilities                                                        2,416                            3,488
                                                                     -----------------------         ------------------------
     Net cash provided by operating activities                                        71,969                           84,554
                                                                     -----------------------         ------------------------
Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                         (1,066)                          (5,668)
                                                                     -----------------------         ------------------------
     Net cash used in investing activities                                            (1,066)                          (5,668)
                                                                     -----------------------         ------------------------

Cash flows from financing activities:
  Payments on short term borrowings                                                   (4,000)                         (74,009)
  Payments on liabilities subordinated to claims of general creditors                 (1,400)                             ---
  Proceeds from employees for Employee Stock Purchase Plan                                30                              108
  Net proceeds from exercise of stock options                                            225                              ---
  Payment of cash dividend on common stock                                            (1,221)                            (790)
                                                                     -----------------------         ------------------------
     Net cash used in financing activities                                            (6,366)                         (74,691)
                                                                     -----------------------         ------------------------
Net increase in cash                                                                  64,537                            4,195
Cash at beginning of period                                                           10,745                            5,284
                                                                     -----------------------         ------------------------
Cash at end of period                                                                $75,282                           $9,479
                                                                     =======================         ========================


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

The consolidated financial statements as of December 31, 1997, and for the three and six month periods ended December 31, 1997 and December 31, 1996, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's annual audited report as of June 27, 1997. Amounts included for June 27, 1997 are from the audited financial statements as filed on Form 10-K.

CASH FLOW REPORTING

Cash paid for interest was $49,120,000 and $36,645,000 for the six months ended December 31, 1997 and December 31, 1996, respectively. Cash paid for income taxes was $4,700,000 and $5,155,000 in 1997 and 1996, respectively.

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

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 1997, the Company had reverse repurchase agreements of $73,318,000, U.S. Treasury securities with a market value of $41,846,000 and cash of $300,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act, at Trust Company. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $74,121,000. At June 27, 1997, the Company had reverse repurchase agreements of $232,123,000, U.S. Treasury securities with a market value of $119,984,000 and cash of $90,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $234,372,000 at June 27, 1997.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 31, l997 and June 27, l997, the Company had receivables from and payables to brokers, dealers and clearing organizations relating to the following (in thousands):


                                                  December                        June
                                           ---------------------         ---------------------
            Receivables:
            Securities failed to deliver              $   14,478                    $   15,213
            Securities borrowed                        2,209,416                     2,159,204
            Correspondent broker/dealers                  78,465                        62,235
            Clearing organizations                         1,554                         7,355
            Other                                         58,756                        38,297
                                           ---------------------         ---------------------
                                                      $2,362,669                    $2,282,304
                                           =====================         =====================

                                                 December                       June
                                          ---------------------        ---------------------
           Payables:
           Securities failed to receive              $   18,469                   $   17,889
           Securities loaned                          2,204,388                    2,102,972
           Correspondent broker/dealers                  10,261                        9,013
           Other                                         11,139                        9,737
                                          ---------------------        ---------------------
                                                     $2,244,257                   $2,139,611
                                          =====================        =====================

SHORT-TERM BORROWINGS

The Company has credit arrangements with commercial banks, which include broker loan lines up to $197,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in clients' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at December 31, 1997 or June 27, 1997 on these credit arrangements.

In addition to the broker loans lines, the Parent has a $10,000,000 unsecured line of credit which is due on demand and bears interest at rates indexed to the federal funds rate. There was no amount outstanding under this secured line of credit at December 31, 1997. The amount outstanding was $4,000,000 at June 27, 1997.

At December 31, 1997 and at June 27, 1997, the Company had no repurchase agreements outstanding.

NET CAPITAL REQUIREMENTS

The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At December 31, 1997, Southwest had net capital of $71,229,000 or approximately 10% of aggregate debit balances, which is $56,633,000 in excess of its minimum net capital requirement of $14,596,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 1997, Southwest had net capital of $34,739,000 in excess of 5% of aggregate debit items.

ESTC has also elected to use the alternative method, permitted by the Rule. At December 31, 1997, ESTC had net capital of $960,000, which is $710,000 in excess of its minimum net capital requirement of $250,000 at that date. Additionally, at December 31, 1997, ESTC had net capital of $660,000 in excess of 120% of the minimum net capital requirement.

BTS follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $100,000. BTS had net capital of $259,000 which is $159,000 in excess of its minimum net capital requirement at December 31, 1997.

Sovereign also follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $250,000. At December 31, 1997, Sovereign had net capital of $350,000 which is $100,000 in excess of its minimum net capital requirement.

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust Company had total stockholder's equity of $2,565,000, which is $1,565,000 in excess of its minimum capital requirement at December 31, 1997.

LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

There were no subordinated notes outstanding at December 31, 1997. At June 27, 1997, liabilities subordinated to the claims of general creditors represent loans to ESTC. The loans are covered by agreements approved by the National Association of Securities Dealers ("NASD"), and are thus available to the Company in computing net capital under the Rule. To the extent that such borrowings are required for the Company's continued compliance with the minimum net capital requirements, they may not be repaid. At June 27, 1997, subordinated notes include the following (in thousands):

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

EMPLOYEE BENEFITS

The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share.
The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five year period bearing interest at the Applicable Federal Rate (5.86% at December 31, 1997). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at December 31, 1997 was $107,000.

On November 6, 1996, the shareholders of the Company approved the Stock Option Plan ("Option Plan") adopted by the Board of Directors on September 17, 1996, pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of common stock of the Company. Options to purchase 197,300 shares of common stock were outstanding under the Option Plan at December 31, 1997. The options, which vest in 25% increments, expire ten years after date of grant.

On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan ("Phantom Plan") adopted by the Board of Directors on September 17, 1996. The Phantom Plan allows non-employee directors to receive directors fees in the form of common stock equivalent units. As of December 31, 1997, 356 units have been issued under the Phantom Plan.

On August 20, 1997, the Board of Directors approved the 1997 Stock Option Plan ("1997 Option Plan"), pursuant to which non-qualified options may be granted to eligible employees or potential employees of the Company or its subsidiaries for the purchase of an aggregate of 150,000 shares of Common Stock of the Company. Officers and directors are not eligible to receive options under the 1997 Option Plan. No options have been granted under the 1997 Option Plan. No options have been granted under the 1997 Option Plan as of December 31, 1997.

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

STOCK DIVIDEND

On August 28, 1997, the Board of Directors declared a ten percent stock dividend payable on October 1, 1997 to shareholders of record at the close of business on September 15, 1997. Per share amounts, shares outstanding, and weighted average shares outstanding as of December 31, 1996 have been restated in the accompanying financial statements, as have issued and outstanding shares as of June 27, 1997.

EARNINGS PER SHARE

Earnings Per Share ("EPS") has been calculated in conformity with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and all prior periods have been restated. A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except share and per share amounts):

                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     DECEMBER 31,       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                         1997               1996              1997              1996
                                                 -------------------------------------------------------------------------
Net income                                               $     5,390        $    3,859       $    10,435        $    7,787
                                                 =========================================================================

Weighted average shares outstanding - basic               10,169,986         9,661,993        10,163,686         9,661,993
Effect of dilutive securities:
    Assumed exercise of stock options                         14,693             7,604            12,176             6,885
                                                 -------------------------------------------------------------------------
Weighted average shares outstanding - diluted             10,184,679         9,669,597        10,175,862         9,668,878
                                                 =========================================================================

Earnings per share - basic and diluted                   $       .53        $      .40       $      1.03        $      .81
                                                 =========================================================================

Options to purchase 190,300 shares of common stock at $23.625, granted on August 28, 1997, were outstanding in the first quarter of fiscal 1998, but were not included in the computation of six months diluted EPS because the options' exercise price was greater than the average market price of the common share in the first quarter of fiscal 1998. 189,300 of these options were still outstanding at December 31, 1997.

Options to purchase 8,000 shares of common stock at $23.5, granted on November 5, 1997, were not included in the computation of diluted EPS for either the three months ended or the six months ended December 31, 1997. These options were not included because the options' exercise price was greater than the average market price of the common share in the second quarter of fiscal 1998. All of these options were still outstanding at December 31, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements in this Form 10-Q which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different from estimates provided herein. These risks and uncertainties include but are not limited to the effect of economic conditions, the availability of technical resources, the ability to develop and implement new software, the effect of regulatory and legal developments and other risks detailed in the Company's Securities and Exchange Commission filings.


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


RESULTS OF OPERATIONS -  THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE
               THREE MONTHS ENDED DECEMBER 31, 1996

Total revenues and net income reached record levels in the second quarter of fiscal 1998. Total revenues increased by $18,746,000, or 36%, in the second quarter of fiscal 1998 to $70,465,000 compared to $51,719,000 in the second quarter of fiscal 1997. Net income increased 40% to $5,390,000 from $3,859,000 in the second quarter of the prior year.

Substantially all of the revenues from Transaction Processing are shown on the Company's Consolidated Statements of Income as net revenues from clearing operations. Improved market conditions, as well as an increase in the number of correspondents, resulted in increased revenues from Transaction Processing of
$681,000, an increase of 12%.   The number of correspondents increased to 240 at
December 31, 1997 from 232 at December 31, 1996. Total transactions processed in the second quarter of fiscal 1998 increased 111% to approximately 1,592,000 from approximately 755,000 in the second quarter of fiscal 1997 compared to the revenue increase of 12%. This was due to an increase in tickets from several high volume correspondents who earn substantial discounts.

Commissions from Southwest's client transactions increased $5,815,000 to $15,367,000, an increase of 61% when compared with revenues in the second quarter of fiscal 1997 of $9,552,000. This was due to increased commissions from investment banking transactions managed by the Company, as well as an increase in the number of brokers in the Company's salesforce and independent contractor network.

Interest income increased to $36,535,000, an increase of $8,376,000, or 30%, while interest expense increased 34%, or $6,503,000 to $ 25,679,000. This resulted in an increase in net interest revenue of $1,873,000, or 21%, due to increased balances in securities lending and customer margin accounts. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of December 31, 1997, were $2,209,416,000 and $2,204,388,000, respectively. As of December 31, 1996, these amounts were $1,785,018,000 and $1,751,925,000.

Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. Investment banking, advisory and administrative fees increased $3,621,000, or 124%, to $6,552,000 when compared to $2,931,000 in the second quarter of fiscal 1997 due to increased volume of transactions in both equity and municipal investment banking markets.

Total expenses increased $16,288,000, or 36%, to $62,060,000 when compared to the quarter ended December 31, 1996 primarily as the result of increased interest expense, as discussed above, and increased commission and employee compensation expense.

Commissions and other employee compensation increased $6,631,000 or 44% compared to the same period last year as a result of increased commissions generated by
the Company's salesforce and its independent contractor network,   as well as an
increase in the number of employees to 729 at December 31, 1997 compared to 639 at December 31,

1996. The number of Company salespeople and independent contractors was 122 and 688, respectively, at December 31, 1997. As of December 31, 1996, these representatives totaled 114 and 529.

Occupancy, equipment and computer service expenses increased $912,000, or 29%, primarily due to upgrades in computer processing equipment and an increase in office space. Other expenses increased $1,998,000, or 45%, to $6,390,000, primarily due to increases in expenses associated with underwriting fixed income securities, professional services and other expenses.


RESULTS OF OPERATIONS -  SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE
               SIX MONTHS ENDED DECEMBER 31, 1996

(The factors impacting substantially all of the variances in the above three month comparison also apply to the six month comparison. Therefore, this section is limited to the discussion of additional factors influencing the six month discussion.)

As discussed above, improved market conditions as well as an increase in the number of correspondents resulted in increased revenues from Transaction Processing. Net revenues from clearing operations increased to $13,081,000 an increase of $2,663,000, or 26%, from a year ago. Total ticket transactions increased 114% to 2,859,826 over the same six month period in the prior year. This was due to an increase in tickets from several high volume correspondents who earn substantial discounts.

Communications expense increased $1,017,000, or 20%, to $6,133,000 from $5,116,000 when compared to the period ended December 31, 1996 due to expanded computer networking.


FINANCIAL CONDITION

Regulations governing broker/dealers require securities firms to maintain assets in a special bank account for the exclusive benefit of its customers (called "assets segregated for regulatory purposes" in the accompanying Statements of Financial Condition) approximately equal to the net amount of cash on deposit from clients. During the first six months of fiscal 1998, the net cash on deposit from clients decreased $218 million as customers' cash on deposit was invested in money market funds and other securities. The decrease in the net payable to clients caused a corresponding decrease in the assets segregated for regulatory purposes.


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

Southwest has credit arrangements with commercial banks, which include broker loan lines up to $197,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer
accounts, and receivables in customers' margin accounts.   These credit
arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the Federal Funds rate, and are collateralized by securities of Southwest and its clients. In addition to the broker loan lines, the Company has a $10,000,000 unsecured line of credit, which is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at December 31, 1997 on these credit arrangements. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of Southwest.

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

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" and has restated all prior periods presented in conformity with the new standard.


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


YEAR 2000

The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the Year 2000, and may lead to significant business delays in the U.S. and internationally.

The impact of the Year 2000 problem on the securities industry as a whole will be material, as virtually every aspect of the sales of securities and processing of transactions will be affected. Due to the size of the task facing the securities industry, and the interdependent nature of securities transactions, the Company may be adversely affected by this problem in the Year 2000 depending on whether it and the entities with which it does business address this issue successfully.

The Company has identified areas in which such computer programs affect our operations, the most significant of which is the Company's securities processing software. The Company participates with other broker/dealers in a joint venture, Comprehensive Software Systems, Ltd. ("CSS"), which is developing the next generation of software for the securities industry. The CSS system will automate front- and back-office processes and will be Year 2000 compliant. The system is expected to begin testing January 1, 1999 and to be fully operational by January 1, 2000. The ultimate cost of developing and implementing CSS is inestimable at this time; however management does not believe these costs will have a material impact on the Company's operations in fiscal 1998.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None Reportable (229.103)

Item 2. Changes in Securities

None Reportable (Per Instructions to Form 10-Q)

Item 3. Defaults upon Senior Securities

None Reportable (Per Instructions to Form 10-Q)

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 5, 1997. The following directors were elected at the meeting:


Nominees                    For     Withheld
-----------------------  ---------  --------

Don A. Buchholz          8,127,807     5,028
Raymond E. Wooldridge    8,127,707     5,128
David Glatstein          8,127,807     5,028
Allen B. Cobb            8,127,807     5,028
J. Jan Collmer           8,126,307     6,528
R. Jan LeCroy            8,125,457     7,378
Frederick R. Meyer       8,127,807     5,028
Jon L. Mosle, Jr.        8,127,707     5,128

There were no abstentions.

Item 5.  Other Information

The Company's common stock began trading on the New York Stock Exchange, Inc. on October 6, 1997 under the symbol "SWS".

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

                                             Southwest Securities Group, Inc.
                                             --------------------------------
                                             (Registrant)

February 12, 1998                            /S/ David Glatstein
-----------------                            --------------------------------
Date                                         (Signature)
                                             David Glatstein
                                             President

February 12, 1998                            /S/ Kenneth R. Hanks
-----------------                            --------------------------------
Date                                         (Signature)
                                             Kenneth R. Hanks
                                             Chief Financial Officer