Form 10-Q
period 1998-03-27
SOUTHWEST SECURITIES GROUP INC
filed 1998-05-08
CIK 878520

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1998
                          Commission file number 0-19483


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

                            Yes   X      No

As of May 7, 1998, there were 10,169,986 shares of the registrant's common stock, $.10 par value, outstanding.


================================================================================

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     INDEX




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition
        March 27, 1998 and June 27, l997

Consolidated Statements of Income
        For the three and nine months ended March 27, 1998 and March 27, 1997

Consolidated Statements of Cash Flows
        For the nine months ended March 27, 1998 and March 27, 1997

Notes to Consolidated Financial Statements
        March 27, 1998

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                        March 27, 1998 and June 27, l997
              (In thousands, except par values and share amounts)


                                                                             March                June
                                                                          (Unaudited)
                                                                          -----------          -----------
ASSETS
Cash                                                                      $     7,017          $    10,745
Assets segregated for regulatory purposes                                     191,457              352,197
Receivable from brokers, dealers and clearing organizations                 2,599,580            2,282,304
Receivable from clients, net                                                  684,146              570,461
Securities owned, at market value                                              44,414               31,921
Other assets                                                                   29,788               28,764
                                                                          -----------          -----------
                                                                          $ 3,556,402          $ 3,276,392
                                                                          ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                     $    23,950          $     4,000
Payable to brokers, dealers and clearing organizations                      2,487,625            2,139,611
Payable to clients                                                            842,315              963,552
Drafts payable                                                                 49,917               31,036
Other liabilities                                                              31,905               29,865
                                                                          -----------          -----------
                                                                            3,435,712            3,168,064
Liabilities subordinated to claims of general creditors                           ---                1,400
                                                                          -----------          -----------
                                                                            3,435,712            3,169,464

Stockholders' equity:
Preferred stock of $1.00 par value.  Authorized 100,000
  shares; none issued.                                                            ---                  ---
Common stock of $.10 par value.  Authorized 20,000,000 shares.
  Issued 10,179,163 and outstanding 10,169,986 at
  March 27, 1998.  Issued 10,161,599 and
  outstanding 10,152,422 shares at June 27, 1997.                               1,018                1,016
Additional paid-in capital                                                     56,675               56,139
Retained earnings                                                              63,139               49,984
Receivable from employees under the Employee Stock Purchase Plan                  (68)                (137)
Treasury stock (9,177 shares, at cost)                                            (74)                 (74)
                                                                          -----------          -----------
     Total stockholders' equity                                               120,690              106,928
Commitments and contingencies
                                                                          -----------          -----------
                                                                          $ 3,556,402          $ 3,276,392
                                                                          ===========          ===========



See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
     For the three and nine months ended March 27, 1998 and March 27, 1997
               (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 ================================================================
                                                                       1998              1997             1998            1997
                                                                 ----------------------------------------------------------------

Net revenues from clearing operations                            $     6,243         $    5,986      $    19,324       $   16,404
Commissions                                                           14,791             10,469           44,045           28,269
Interest                                                              33,825             30,248          104,738           83,968
Investment banking, advisory and administrative fees                   8,143              4,654           19,071           11,254
Net gains on principal transactions                                    2,313              2,339            8,625            8,639
Other                                                                  3,526              2,546            8,799            7,131
                                                                 ----------------------------------------------------------------
                                                                      68,841             56,242          204,602          155,665
                                                                 ----------------------------------------------------------------


Commissions and other employee compensation                           22,849             17,470           64,878           47,321
Interest                                                              23,612             21,105           73,599           58,283
Occupancy, equipment and computer service costs                        4,586              3,038           12,581            8,778
Communications                                                         2,943              2,635            9,076            7,751
Floor brokerage and clearing organization charges                      1,263              1,043            3,724            3,014
Other                                                                  6,219              4,575           17,185           12,181
                                                                 ----------------------------------------------------------------
                                                                      61,472             49,866          181,043          137,328
                                                                 ----------------------------------------------------------------
Income before income taxes                                             7,369              6,376           23,559           18,337

Income taxes                                                           2,506              2,130            8,261            6,304
                                                                 ----------------------------------------------------------------
Net income                                                       $     4,863         $    4,246      $    15,298       $   12,033
                                                                 ================================================================

Earnings per share - basic                                       $       .48         $      .44      $      1.50       $     1.25
                                                                 ================================================================
Weighted average shares outstanding - basic                       10,169,986          9,661,993       10,165,670        9,661,993
                                                                 ================================================================
Earnings per share - diluted                                     $       .48         $      .44      $      1.50       $     1.24
                                                                 ================================================================
Weighted average shares outstanding - diluted                     10,191,968          9,672,013       10,186,053        9,669,873
                                                                 ================================================================


See accompanying Notes to Consolidated Financial Statements

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
          For the nine months ended March 27, 1998 and March 27, 1997
                                 (In thousands)
                                  (Unaudited)


                                                                                     1998              1997
                                                                                   =========         =========
Cash flows from operating activities:
  Net income                                                                       $  15,298         $  12,033
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization                                                        2,505             2,114
  Provision for doubtful accounts                                                        975                 4
  Deferred income taxes                                                                 (426)           (1,005)
  Decrease (increase) in assets segregated for regulatory purposes                   160,740          (106,499)
  Net change in broker, dealer and clearing organization accounts                     30,738            24,717
  Net change in client accounts                                                     (235,897)          120,044
  Decrease (increase) in securities owned                                            (12,493)           11,592
  Decrease (increase) in other assets                                                 (1,660)            2,146
  Increase in drafts payable                                                          18,881             3,150
  Increase in other liabilities                                                        2,034            10,916
                                                                                   ---------         ---------
     Net cash provided by operating activities                                       (19,305)           79,212
                                                                                   ---------         ---------

Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                         (1,437)           (6,786)
  Proceeds from sale of fixed assets                                                     ---                96
                                                                                   ---------         ---------
     Net cash used in investing activities                                            (1,437)           (6,690)
                                                                                   ---------         ---------

Cash flows from financing activities:
  Net change in short term borrowings                                                 19,950           (62,854)
  Payments on liabilities subordinated to claims of general creditors                 (1,400)              ---
  Proceeds from employees for Employee Stock Purchase Plan                                69               123
  Net proceeds from exercise of stock options                                            225               ---
  Payment of cash dividend on common stock                                            (1,830)           (1,668)
                                                                                   ---------         ---------
     Net cash used in financing activities                                            17,014           (64,399)
                                                                                   ---------         ---------

Net increase in cash                                                                  (3,728)            8,123
Cash at beginning of period                                                           10,745             5,284
                                                                                   ---------         ---------
Cash at end of period                                                              $   7,017         $  13,407
                                                                                   =========         =========



See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


GENERAL AND BASIS OF PRESENTATION
The accompanying interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its wholly owned subsidiaries, (collectively, the "Company"), Southwest Securities, Inc. ("Southwest"), Brokers Transaction Services, Inc. ("BTS"), Southwest Investment Advisors, Inc. ("Advisors"), Westwood Trust ("Trust"), formerly Trust Company of Texas, Westwood Management Corporation ("Westwood"), SW Capital Corporation ("Capital"), SWST Computer Corporation ("Computer Corp.") Sovereign Securities, Inc. ("Sovereign") and NorAm Investment Services, Inc. ("NorAm"), formerly Equity Securities Trading Company. Southwest, BTS, Sovereign and NorAm are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 27, 1998 and March 27, 1997, and for the three and nine month periods ended March 27, 1998 and March 27, 1997, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's annual audited report as of June 27, 1997. Amounts included for June 27, 1997 are from the audited financial statements as filed on Form 10-K.


CASH FLOW REPORTING
Cash paid for interest was $72,820,000 and $56,595,000 for the nine months ended March 27, 1998 and March 27, 1997, respectively. Cash paid for income taxes was $7,175,000 and $5,155,000 in fiscal 1998 and 1997, respectively.


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


ASSETS SEGREGATED FOR REGULATORY PURPOSES
At March 27, 1998, the Company had a certificate of deposit of $860,000, reverse repurchase agreements of $129,344,000, and U.S. Treasury securities with a market value of $61,253,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act, at Trust Company. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $130,527,000. At June 27, 1997, the Company had reverse repurchase agreements of $232,123,000, U.S. Treasury securities with a market value of $119,984,000 and cash of $90,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $234,372,000 at June 27, 1997.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS At March 28, 1998 and June 27, l997, the Company had receivables from and payables to brokers, dealers and clearing organizations relating to the following (in thousands):


                                                    MARCH            JUNE
                                                  ----------      ----------
            Receivables:
            Securities failed to deliver          $   21,054      $   15,213
            Securities borrowed                    2,456,644       2,159,204
            Correspondent broker/dealers              69,489          62,235
            Clearing organizations                     1,740           7,355
            Other                                     50,653          38,297
                                                  ----------      ----------
                                                  $2,599,580      $2,282,304
                                                  ==========      ==========

                                                    MARCH            JUNE
                                                  ----------      ----------
           Payables:
           Securities failed to receive           $   35,541      $   17,889
           Securities loaned                       2,431,672       2,102,972
           Correspondent broker/dealers               11,011           9,013
           Other                                       9,401           9,737
                                                  ----------      ----------
                                                  $2,487,625      $2,139,611
                                                  ==========      ==========


SHORT-TERM BORROWINGS
The Company has credit arrangements with commercial banks, which include broker loan lines up to $197,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in clients' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. The amount outstanding under these facilities at March 27, 1998 was $23,950,000 and was collateralized by marketable securities owned valued at approximately $30,374,000, securities held for correspondent broker/dealer accounts valued at approximately $78,521,000, and clients' securities valued at approximately $106,797,000. There were no amounts outstanding at June 27, 1997 on these credit arrangements.

In addition to the broker loans lines, the Parent has a $10,000,000 unsecured line of credit which is due on demand and bears interest at rates indexed to the federal funds rate. There was no amount outstanding under this secured line of credit at March 27, 1998. The amount outstanding was $4,000,000 at June 27, 1997.

At March 27, 1998 and at June 27, 1997, the Company had no repurchase agreements outstanding.


NET CAPITAL REQUIREMENTS
The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At March 27, 1998, Southwest had net capital of $73,199,000 or approximately 10% of aggregate debit balances, which is $56,982,000 in excess of its minimum net capital requirement of $16,217,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 27, 1998, Southwest had net capital of $32,656,000 in excess of 5% of aggregate debit items.

NorAm has also elected to use the alternative method, permitted by the Rule. At March 27, 1998, NorAm had net capital of $565,000, which is $315,000 in excess of its minimum net capital requirement of $250,000 at that date. Additionally, at March 27, 1998, NorAm had net capital of $445,000 in excess of $120,000.

BTS follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $100,000. BTS had net capital of $309,000 which is $209,000 in excess of its minimum net capital requirement at March 27, 1998.

Sovereign also follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $250,000. At March 27, 1998, Sovereign had net capital of $603,000 which is $353,000 in excess of its minimum net capital requirement.

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust Company had total stockholder's equity of $2,568,000, which is $1,568,000 in excess of its minimum capital requirement at March 27, 1998.


LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
There were no subordinated notes outstanding at March 27, 1998. At June 27, 1997, liabilities subordinated to the claims of general creditors represent loans to Equity Securities Trading Company. The loans are covered by agreements approved by the National Association of Securities Dealers ("NASD"), and are thus available to the Company in computing net capital under the Rule. To the extent that such borrowings are required for the Company's continued compliance with the minimum net capital requirements, they may not be repaid. At June 27, 1997, subordinated notes include the following (in thousands):


Due to officer, due 1/31/98, interest at 2% /(1)/                       $  400
Due to officer, due 2/28/98, interest at prime + 1/2%                      500
Due to officer, due 8/31/97, interest at prime + 1/2%                      500
                                                                        ------
                                                                        $1,400
                                                                        ======

     /(1)/ This subordinated note is related to secured demand notes receivable which bear interest at 2% and is collateralized by securities with a market value of approximately $9,457,000 at June 27, 1997.


EMPLOYEE BENEFITS
The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share.
The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five year period bearing interest at the Applicable Federal Rate (5.45% at March 27, 1998). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at March 27, 1998 was $68,000.

On November 6, 1996, the shareholders of the Company approved the Stock Option Plan ("Option Plan") adopted by the Board of Directors on September 17, 1996, pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of common stock of the Company. Options to purchase 195,300 shares of common stock were outstanding under the Option Plan at March 27, 1998. The options, which vest in 25% increments, expire ten years after date of grant.

On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan ("Phantom Plan") adopted by the Board of Directors on September 17, 1996. The Phantom Plan allows non-employee directors to receive directors fees in the form of common stock equivalent units. As of March 27, 1998, 356 units have been issued under the Phantom Plan.

On August 20, 1997, the Board of Directors approved the 1997 Stock Option Plan ("1997 Option Plan"), pursuant to which non-qualified options may be granted to eligible employees or potential employees of the Company or its subsidiaries for the purchase of an aggregate of 150,000 shares of Common Stock of the Company. Officers and directors are not eligible to receive options under the 1997 Option Plan. 11,007 options have been granted under the 1997 Option Plan as of March 27, 1998.

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


STOCK DIVIDEND
On August 28, 1997, the Board of Directors declared a ten percent stock dividend payable on October 1, 1997 to shareholders of record at the close of business on September 15, 1997. Per share amounts, shares outstanding, and weighted average shares outstanding as of March 27, 1997 have been restated in the accompanying financial statements, as have issued and outstanding shares as of June 27, 1997.


EARNINGS PER SHARE
Earnings Per Share ("EPS") has been calculated in conformity with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and all prior periods have been restated. A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except share and per share amounts):


                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     MARCH 27,           MARCH 27,          MARCH 27,          MARCH 27,
                                                        1998               1997               1998               1997
                                                 -----------------------------------------------------------------------

Net income                                          $     4,863         $    4,246        $    15,298         $   12,033
                                                 =======================================================================

Weighted average shares outstanding - basic          10,169,986          9,661,993         10,165,670          9,661,993
Effect of dilutive securities:
    Assumed exercise of stock options                    21,982             10,020             20,383              7,880
                                                 -----------------------------------------------------------------------
Weighted average shares outstanding - diluted        10,191,968          9,672,013         10,186,053          9,669,873
                                                 =======================================================================

Earnings per share - basic                          $       .48         $      .44        $      1.50         $     1.25
                                                 =======================================================================
Earnings per share - diluted                        $       .48         $      .44        $      1.50         $     1.24
                                                 =======================================================================


Options to purchase 190,300 shares of common stock at $23.625, granted on August 28, 1997, were outstanding in the first quarter of fiscal 1998, but were not included in the computation of nine months diluted EPS because the options' exercise price was greater than the average market price of the common share in the first quarter of fiscal 1998. 187,300 of these options were still outstanding at March 27, 1998.

Options to purchase 8,000 shares of common stock at $23.50, granted on November 5, 1997, were not included in the computation of diluted EPS for the nine months ended March 27, 1998. These options were not included because the options' exercise price was greater than the average market price of the common share in the second quarter of fiscal 1998. All of these options were still outstanding at March 27, 1998.

Options to purchase 5,000 shares of common stock at $26.875, granted on March 2, 1998, were not included in the computation of diluted EPS for either the three months ended or the nine months ended March 27, 1998. These options were not included because the options' exercise price was greater than the average market price of the common share in the third quarter of fiscal 1998. All of these options were still outstanding at March 27, 1998.


SUBSEQUENT EVENT
On April 17, 1998, a judgment was entered against the Company in connection with a breach of contract lawsuit stemming from the 1995 acquisition of Barre & Company, Inc. No damages were awarded; however, the judge awarded the counter-party $1.7 million in attorney's fees. The Company believes it has substantial grounds for appeal and has begun the appellate process. The Company also believes its reserves are adequate to cover the full amount of the judgment.

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

Brokers Transaction Services, Inc. ("BTS"), a wholly owned subsidiary of the Company, and a National Association of Securities Dealers ("NASD") registered broker/dealer, contracts with independent registered representatives for the administration of their securities business. Sovereign Securities, Inc. ("Sovereign") is a discount brokerage firm and NASD broker/dealer. Based in Minneapolis, NorAm Investment Services, Inc. ("NorAm"), formerly Equity Securities Trading Company, Inc., is an NASD broker/dealer which operates a regional securities clearing business.

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

The Company owns a minority interest in Roundtable Partners, LLC ("Roundtable"), the predecessor of Knight/Trimark Group, Inc. ("Knight"), which filed an S-1 registration statement with the U.S. Securities and Exchange Commission on May 1, 1998 for an initial public offering of stock. The Company will not sell any shares in the initial public offering. Should the proposed transaction occur, previously undistributed earnings of Roundtable are proposed to be distributed. There can be no assurance that the proposed transaction will occur, and if the transaction does occur, no assurance that it will be successful at the price and number of shares specified in the Knight registration statement.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 27, 1998 COMPARED WITH THE
                        THREE MONTHS ENDED MARCH 27, 1997
Total revenues increased by $12,599,000, or 22%, in the third quarter of fiscal 1998 to $68,841,000 compared to $56,242,000 in the third quarter of fiscal 1997. Net income increased 15% to $4,863,000 from $4,246,000 in the third quarter of the prior year.

Substantially all of the revenues from Transaction Processing are shown on the Company's Consolidated Statements of Income as net revenues from clearing operations. An increase in the number of correspondents resulted in increased revenues from Transaction Processing of $257,000, an increase of 4%. The number of correspondents increased to 244 at March 27, 1998 from 228 at March 27, 1997. Total transactions processed in the third quarter of fiscal 1998 increased 84% to approximately 1,654,000 from approximately 898,000 in the third quarter of fiscal 1997 compared to the revenue increase of 4%. This was due to an increase in tickets from several high volume correspondents who earn substantial discounts.

Commissions from Southwest's client transactions increased $4,322,000 to $14,791,000, an increase of 41% when compared with revenues in the third quarter of fiscal 1997 of $10,469,000. This was due to increased commissions from investment banking transactions managed by the Company, as well as an increase in the number of brokers in the Company's independent contractor network.

Interest income increased to $33,825,000, an increase of $3,577,000, or 12%, while interest expense increased 12%, or $2,507,000 to $23,612,000. This resulted in an increase in net interest revenue of $1,070,000, or 12%, due to increased balances in securities lending and customer margin accounts. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of March 27, 1998, were $2,456,644,000 and $2,431,672,000, respectively. As of March 27, 1997, these amounts were $2,077,052,000 and $2,052,793,000.

Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. Investment banking, advisory and administrative fees increased $3,489,000, or 75%, to $8,143,000 when compared to $4,654,000 in the third quarter of fiscal 1997 due to increased volume of transactions in both equity and municipal investment banking markets.

Total expenses increased $11,606,000, or 23%, to $61,472,000 when compared to the quarter ended March 27, 1997 primarily as the result of increased interest expense, as discussed above, and increased commission and employee compensation expense.

Commissions and other employee compensation increased $5,379,000, or 31%, compared to the same period last year, as a result of increased commissions generated by the Company's independent contractor network, as well as an increase in the number of employees to 759 at March 27, 1998 compared to 683 at March 27, 1997. The number of independent contractors was 683 and 583 at March 27, 1998 and March 27, 1997, respectively.

Occupancy, equipment and computer service expenses increased $1,548,000, or 51%, primarily due to upgrades in computer processing equipment and an increase in office space. Other expenses increased $1,644,000, or 36%, to $6,219,000, primarily due to increases in expenses associated with underwriting fixed income securities, professional services and other expenses.


RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 27, 1998 COMPARED WITH THE NINE
                        MONTHS ENDED MARCH 27, 1997
(The factors impacting substantially all of the variances in the above three-month comparison also apply to the nine-month comparison. Therefore, this section is limited to the discussion of additional factors influencing the nine-month discussion.)

As discussed above, improved market conditions as well as an increase in the number of correspondents resulted in increased revenues from Transaction Processing. Net revenues from clearing operations increased to $19,324,000 an increase of $2,920,000, or 18%, from a year ago. Total ticket transactions increased 102% to approximately 4,514,000 over the same nine-month period in the prior year. This was due to an increase in tickets from several high volume correspondents who earn substantial discounts.

Communications expense increased $1,325,000, or 17%, to $9,076,000 from $7,751,000 when compared to the period ended March 27, 1997 due to expanded computer networking.


FINANCIAL CONDITION
Regulations governing broker/dealers require securities firms to maintain assets in a special bank account for the exclusive benefit of its customers (called "assets segregated for regulatory purposes" in the accompanying Statements of Financial Condition) approximately equal to the net amount of cash on deposit from clients. During the first nine months of fiscal 1998, the net cash on deposit from clients decreased $161 million as customers' cash on deposit was invested in money market funds and other securities. The decrease in the net payable to clients caused a corresponding decrease in the assets segregated for regulatory purposes.


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

Southwest has credit arrangements with commercial banks, which include broker loan lines up to $197,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the Federal Funds rate, and are collateralized by securities of Southwest and its clients. The amount outstanding under these facilities at March 27, 1998 was $23,950,000. In addition to the broker loan lines, the Company has a $10,000,000 unsecured line of credit, which is due on demand and bears interest at rates indexed to the federal funds rate. There was no amount outstanding under this secured line of credit at March 27, 1998. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of Southwest.

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


EFFECTS OF INFLATION
Management does not believe that changes in replacement costs of fixed assets will materially affect the Company's operations. The rate of inflation, however, affects the Company's expenses, such as employee compensation, rent and communications. Increases in these expenses may not be readily recoverable in the price the Company charges for its services. Inflation can have significant effects on interest rates that in turn can affect prices and activities in the securities markets. These fluctuations may have an adverse impact on the Company's operations.


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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On April 17, 1998, a judgment was entered against the Company in connection with a breach of contract lawsuit stemming from the 1995 acquisition of Barre & Company, Inc. No damages were awarded; however, the judge awarded the counter-party $1.7 million in attorney's fees. The Company believes it has substantial grounds for appeal and has begun the appellate process. The Company also believes its reserves are adequate to cover the full amount of the judgment. (229.103)

Item 2. Changes in Securities

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

27.1  Financial Data Schedule

27.2  Restated Financial Data Schedule

REPORTS ON FORM 8-K

None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Southwest Securities Group, Inc.
                                  --------------------------------
                                  (Registrant)


May 7, 1998                       /s/ David Glatstein
-----------                       --------------------------------
Date                              (Signature)
                                  David Glatstein
                                  President


May 7, 1998                       /s/ Kenneth R. Hanks
-----------                       --------------------------------
Date                              (Signature)
                                  Kenneth R. Hanks
                                  Chief Financial Officer