Form 10-K405
period 1998-06-26
SOUTHWEST SECURITIES GROUP INC
filed 1998-09-24
CIK 878520

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 26, 1998
                                      OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
Yes  X    No
   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

As of September 15, 1998, there were 10,678,406 shares of the Registrant's common stock, $.10 par value, outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $106,517,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of shareholders to be held November 4, 1998, which will be filed with the Commission pursuant to Regulations 240.14a (6)(c) prior to October 24, 1998, are incorporated by reference into Part I and Part III of the Report on Form 10-K.

                                    PART I

Item 1.   Business

(a)  GENERAL DEVELOPMENT OF BUSINESS

     Southwest Securities Group, Inc. and subsidiaries (the "Company") is a Dallas-based holding company that offers a broad range of investment and related financial services through its operating subsidiary companies to individual and institutional clients or their financial intermediaries, primarily in the United States. Intermediaries include banks, other broker/dealers or independent registered representatives. The Company was incorporated in Delaware in 1972 and completed its initial public offering on October 11, 1991.

     The Company's principal subsidiary, Southwest Securities, Inc. ("Southwest") is a National Association of Securities Dealers ("NASD") registered securities broker/dealer and a member or the New York Stock Exchange, Inc. ("NYSE") and other major exchanges. Southwest provides Correspondent securities services to securities broker/dealers and other financial institutions in 30 states, Canada, Europe and the Pacific Rim. Southwest serves individual investors through its Private Client Group offices in Texas, New Mexico and California and institutional investors nationwide from its Dallas and Chicago offices. Through these offices, clients gain access to Southwest's investment research that focuses on corporations primarily in the Southwestern United States.

     The Company operates three other broker/dealer subsidiaries engaged in certain aspects of the securities brokerage business, all three of which are Correspondents of Southwest and NASD registered broker/dealers. Brokers Transaction Services ("BTS") contracts with independent registered representatives for the administration of their securities business. The Company offers discount brokerage services through Sovereign Securities, Inc. ("Sovereign") which began operations in 1997. NorAm Investment Services, Inc., ("NorAm"), formerly Equity Securities Trading Company, Inc., contracts with Canadian securities brokers on an independent contractor basis for the administration of their U.S. securities business.

     The Company offers investment management, advisory and trust services through three subsidiaries. Westwood Management Corporation ("Westwood"), a registered investment advisor, manages the Westwood Family of Mutual Funds as well as equity and fixed income investments for a diverse clientele including corporate plan sponsors, charitable institutions, educational endowments and public funds. Westwood Trust ("Trust") provides trust, custodial and other management services to high net worth individuals and corporations throughout Texas and the Southwest. SW Capital Corporation ("Capital"), administers the Local Government Investment Cooperative ("LOGIC") fund for cities, counties, schools and other local governments across Texas.

     SWST Computer Corporation, incorporated in 1997, provides internet services, network design and engineering and disaster recovery services to the Company, its clients and other customers in the Southwest.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's operations consist of various financial services provided to its clients. The following table shows revenues by source for the last three fiscal years (in thousands):

                                              1998                        1997                        1996
                                              ----                        ----                        ----
                                        Amount     Percent          Amount     Percent          Amount     Percent
                                     -------------------------------------------------------------------------------
Net revenues from clearing
    operations                       $   26,607        9%        $   22,693       10%         $   17,897       10%
                                     ----------                  ----------                   ----------

Commissions:
    Listed equities                      14,125        5%             9,729        4%              9,550        5%
    Over-the-counter equities            12,418        4%             9,635        4%             10,146        6%
    Corporate bonds                       5,027        2%             1,906        1%              1,015        1%
    Government bonds and
      mortgage-backed securities          2,785        1%             1,970        1%              2,754        2%
    Municipal bonds                       4,658        2%             4,026        2%              3,903        2%
    Options                               1,820        1%             1,228        1%                814       --
    Mutual funds                         13,737        5%             9,013        4%              7,433        4%
    Other                                 4,831        2%             1,375        1%              1,281        1%
                                     ----------                  ----------                   ----------
                                         59,401                      38,882                       36,896
                                     ----------                  ----------                   ----------

Interest                                143,121       50%           119,176       55%             95,956       53%
                                     ----------                  ----------                   ----------

Investment banking fees:
    Corporate                             5,786        2%             2,913        1%              2,436        1%
    Municipal                             9,933        3%             6,218        3%              4,401        2%
                                     ----------                  ----------                   ----------
                                         15,719                       9,131                        6,837
                                     ----------                  ----------                   ----------

Advisory and administrative fees:
    Institutional and individual
      accounts                            8,135        3%             4,667        2%              3,850        2%
    Money market funds                    3,559        1%             1,790        1%              1,154        1%
    Other                                   437       --                443       --                 692       --
                                     ----------                  ----------                   ----------
                                         12,131                       6,900                        5,696
                                     ----------                  ----------                   ----------

Net gains on principal transactions:
    Equity securities                     7,295        3%             4,377        2%              3,183        2%
    Municipal securities                  4,095        1%             6,092        3%              4,135        2%
    Other                                 1,186       --              1,387        1%              1,417        1%
                                     ----------                  ----------                   ----------
                                         12,576                      11,856                        8,735
                                     ----------                  ----------                   ----------

Other                                    16,203        6%             9,766        4%              9,791        5%
                                     ----------                  ----------                   ----------
        Total revenue                $  285,758      100%        $  218,404      100%         $  181,808      100%
                                     ==========                  ==========                   ==========

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     As of June 26, 1998, the Company employed 779 individuals. Southwest employed 750 of these individuals, 118 of whom were full-time retail representatives. In addition, 697 full-time retail representatives were affiliated with the Company as independent contractors. Through its broker dealer subsidiaries, the Company provides securities services to approximately 242,000 active client accounts. No single client accounts for a material percentage of the Company's total business.

BROKERAGE SERVICES

     SOUTHWEST SECURITIES, INC. Southwest's activities in the securities business include execution and clearing of securities transactions, individual and institutional securities brokerage, securities lending, management of and participation in underwriting of equity and fixed income securities, market making in corporate securities and research and investment advisory services. For the year ended June 26, 1998, revenues of Southwest accounted for 85% of the consolidated revenues of the Company.

     Southwest is a member firm of the NYSE, the American Stock Exchange, Inc. and the Chicago Stock Exchange, Inc. It is also a member of the NASD, the Securities Investor Protection Corporation ("SIPC"), and other regulatory and trade organizations. SIPC provides protection for clients up to $500,000 each with a limitation of $100,000 for claims for cash balances. Southwest purchases insurance which, when combined with the SIPC insurance, provides total coverage in certain circumstances of up to $25 million per client for securities held in clients' accounts with no aggregate limit.

     Execution and Clearing. Southwest provides clearing and execution on a fully-disclosed basis for other broker/dealers including general securities broker/dealers, bank affiliated firms and those firms specializing in high volume trading. In a fully disclosed clearing transaction, the identity of the Correspondent's client is known to Southwest, and Southwest physically maintains the client's account and performs a variety of services as agent for the Correspondent. Southwest provides clearing and execution services for 243 Correspondents throughout the United States, Europe and the Pacific Rim. Correspondent firms are charged fees based on their use of services according to a standard clearing schedule. Discounts are given from the standard schedule based on total volume and type of services provided to the Correspondent. Besides service charges realized from securities clearing activities, the Company also earns substantial amounts of interest income. Southwest extends credit directly to its customers, the customers of Correspondent firms and the Correspondent firms themselves in order to facilitate the conduct of customer and Correspondent securities transactions. This credit is termed margin lending. The Correspondents indemnify Southwest against margin losses on their customers' accounts. The Company also extends margin credit directly to Correspondents to the extent that such firms pledge proprietary assets as collateral. Since Southwest must rely on the guaranties and general credit of the Correspondents, Southwest may be exposed to significant risk of loss if Correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

     While Southwest's Correspondent relationships are with a wide range of general securities broker/dealers and bank-affiliated broker/dealers, Southwest provides clearing services for a number of high-volume trading firms. These firms specialize in providing services to those customers who trade actively on a daily basis. As of June 26, 1998, Southwest provides clearing services for approximately 20 of these firms. The nature of services provided to the customers of these firms are substantially different from the standard Correspondent relationship and, accordingly, fees for services to these Correspondents are discounted from the fees normally charged in the standard clearing schedule.

     The following table sets forth, for each of the last three fiscal years, certain information relating to the number of client transactions processed and the number of Correspondents at the end of each year:

                                           Fiscal 1998  Fiscal 1997  Fiscal 1996
                                           -----------  -----------  -----------
Tickets for third party Correspondents       6,439,240    3,049,700    1,831,455
Tickets for internal Correspondents            159,156      115,963       80,258
Tickets for Southwest account executives       172,203      155,896      128,487
                                           -----------    ---------    ---------
Total Tickets                                6,770,599    3,321,559    2,040,200
                                           ===========    =========    =========

Number of Correspondents*                          243          239          228
                                           ===========    =========    =========
     * Number at fiscal year end. BTS, Sovereign and NorAm are included as Correspondents in fiscal 1998 and 1997. Fiscal 1996 includes BTS only.

     In addition to clearing trades, Southwest provides other products and services to its Correspondents such as recordkeeping, trade reporting, accounting, general back-office support, securities lending, reorganization and custody of securities. Southwest also attempts to enrich its Correspondent relationships by advising the Correspondent on communications and networking functions as well as making available to them a variety of non-brokerage products and services on favorable terms.

     The terms of Southwest's agreements with its Correspondents define the allocation of financial, operational and regulatory responsibility arising from the clearing relationship. To the extent that the Correspondent has available resources, Southwest is protected against claims by customers of the Correspondent arising from actions by the Correspondent; however, if the Correspondent is unable to meet its obligations, dissatisfied customers may attempt to seek recovery from Southwest.

     Commissions. As a securities broker, Southwest acts as agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter ("OTC") market. In most cases, Southwest charges commissions to its retail clients, on both exchange and OTC transactions, in accordance with its established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client's level of business, the trade size and other relevant factors. Southwest discounts its commissions substantially on institutional transactions based on trade size and the amount of business conducted annually with each institution. For certain fee-based accounts, a fee is charged in lieu of standard commissions. In addition, Southwest sells a number of professionally managed mutual funds and maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker/dealers. Some account executives employed by Southwest maintain a license to sell certain insurance products. Southwest is registered with the Commodity Futures Trading Commission as a non-guaranteed introducing broker and is a member of the National Futures Association. Southwest is a fully disclosed client of one of the largest futures commodity merchants in the United States.

     As of June 26, 1998, Southwest had 12 retail brokerage offices, four located in Dallas, Texas and one each in Georgetown, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; Albuquerque and Santa Fe, New Mexico; and Beverly Hills, California. In addition, Southwest has bond brokerage offices in Dallas, Texas and Chicago, Illinois; and an institutional sales office in Dallas, Texas.

     Customer Financing. Client transactions in securities are effected on either a cash or margin basis. In margin transactions, the client pays a portion of the purchase price, and Southwest makes a loan to the client for the balance, collateralized by the securities purchased or by other securities owned by the client. Southwest provides financing for margin transactions for its own clients as well as Correspondents' clients. Southwest may extend credit on a margin basis directly to Correspondents to the extent the Correspondent holds securities positions for their own account. Interest is charged, at a floating rate, to clients on the amount borrowed to finance margin transactions. The rate charged is dependent on the average net debit balance in the client's accounts, the activity level in the accounts and the applicable cost of funds. The amount of the loan is subject to the margin regulations

("Regulation T") of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and Southwest's internal policies, which in many instances are more stringent than Regulation T or NYSE requirements. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, the NYSE regulates the percentage of client cash or securities that must be on deposit at all times as collateral for the loans. In permitting clients to purchase on margin, Southwest is subject to the risk of a market decline, which could reduce the value of its collateral below the client's indebtedness. Agreements with margin account clients permit Southwest to liquidate clients' securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, Southwest may be unable to liquidate clients' securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged, or a stop order is issued with regard to pledged securities.

     The primary source of funds to finance clients' margin account balances is credit balances in clients' accounts. Southwest generally pays interest to clients on these credit balances at a rate determined periodically. Available credit balances are used to lend funds to Southwest customers purchasing securities on margin. SEC regulations restrict the use of clients' funds to the financing of clients' activities including margin account balances. Excess customer credit balances are invested in short-term securities segregated for the exclusive benefit of customers as required by SEC regulations. Southwest generates net interest income from the positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances.

     The customers of Southwest's high volume trading Correspondents frequently finance their purchases of margin securities with corresponding short security positions in related accounts. In these arrangements, the earnings to Southwest from margin transactions are substantially reduced.

     Securities Lending Activities. Southwest performs securities lending services for its own clients, clients of Correspondents and Correspondents themselves as well as for other broker/dealers and lending institutions. Southwest's securities borrowing and lending activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker/dealers for similar purposes. When borrowing securities, Southwest is required to deposit cash or other collateral, or to post a letter of credit with the lender and Southwest generally receives a rebate (based on the amount of cash deposited) or a fee calculated to yield a negotiated rate of return. When lending securities, Southwest receives cash or similar collateral and generally pays a rebate (based on the amount of cash deposited) to the other party to the transaction. Southwest earns interest on the cash or similar collateral received. Stock borrow and stock loan transactions are generally executed pursuant to written agreements with counterparties which require that (1) securities borrowed and loaned be marked-to-market on a daily basis, (2) excess collateral be refunded, and (3) deficit collateral be furnished. Margin adjustments are usually made on a daily basis through the facilities of various clearing houses. Southwest is a principal in these securities borrowing and lending transactions and becomes liable for losses in the event of a failure of any other party to honor its contractual obligation. Southwest's management sets limits on transaction volumes with each counter-party and reviews these limits on a weekly basis to monitor the risk level with each counter-party.

     The stock loan business is conducted primarily out of the Company's New York office using a highly specialized sales force. Competition for these professionals is intense and there can be no assurance that Southwest will be able to retain these stock loan professionals.

     Investment Banking and Underwriting Activities. Southwest earns investment banking revenues by assisting corporate clients in planning to meet their financial needs and advising them on the most advantageous means of raising capital. Such plans are sometimes implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. These types of activities are conducted in the corporate finance department that is staffed with 13 professionals and 3 analysts. In addition to public offerings and private placements, Southwest provides other consulting services, including providing valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

     The syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises Southwest's selling allotments to its branch office system, to institutional clients and to other broker-dealers.

     The Company is also among the leaders in its geographic region in the origination, syndication and distribution of securities of municipalities and political subdivisions. The public finance department, which is staffed by 27 professionals, provides professional financial advisory services to public entities across Texas and the Southwest and maintains branch offices in San Antonio, Austin and Houston, Texas, and Albuquerque, New Mexico.

     The following table sets forth, for the last three fiscal years, the number and dollar amounts, using the full credit to the co-manager method, of municipal bond offerings managed or co-managed by Southwest.

                                                Aggregate
                              Number of         Amount of
           Fiscal Years        Issues           Offerings
           ------------       ---------       --------------
               1998              203          $5,143,646,000
               1997              165          $2,444,317,000
               1996              168          $3,892,244,000

     Participation in underwritings, both corporate and municipal, can expose the Company to material risk, since the possibility exists that securities it has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.

     Trading Activities. Southwest is a market maker in OTC equity securities as well as a dealer in tax-exempt and governmental fixed income securities. Trading securities in the over-the-counter market involves the purchase of securities from and the sale of securities to clients of Southwest or to other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. At June 26, 1998, Southwest made markets in 431 common stocks in the OTC market. Southwest frequently acts as agent in the execution of OTC orders for its clients and, as such, transacts these trades with other dealers. When Southwest receives a client order in a security in which it makes a market, it may act as principal as long as it matches or improves upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Recently adopted regulations require that client limit orders be satisfied prior to the brokerage firm buying securities into or selling the securities from their own inventory at the same price.

     While most of Southwest's principal transactions are executed to facilitate individual and institutional customer trades, Southwest also maintains certain inventory positions for its own accounts. These inventories require the commitment of capital and expose the company to the risk of a loss if market prices of the securities held in inventory decrease. General market conditions, interest rates and the financial prospects for issuers of such securities may affect the market prices of securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established are reviewed periodically.

     Research Activities. Southwest has a research department that provides analysis, investment recommendations and market information with an emphasis on companies located in the Southwest region. At June 26, 1998, Southwest had 12 securities analysts publishing research on more than 100 companies. The department focuses on particular industry groups, including retail, health care, semi-conductors, energy, financial services, real estate and technology.

     Information Technology.   Information technology is an integral part of
Southwest's clearing and brokerage activities. Southwest operates sophisticated hardware and software to execute and process securities transactions and is engaged in continuing software development and regular up-grades on its computer hardware. The Company's data center features an eight processor Himalaya system and a sophisticated telecommunications network supporting over 3,300 terminals. While Southwest's software is licensed from Securities Industry Software Corporation, it employs in-house programmers to develop proprietary enhancements and to maintain its system. Southwest provides brokerage accounting, order entry and market data in a local area network/wide area network environment as well as through other traditional communication environments.

     Southwest intends to continue to make significant technology investments including participation in a joint venture with several other broker/dealers. The joint venture, Comprehensive Software Systems, Ltd., ("CSS") is developing the next generation of software for the securities industry capable of accommodating a variety of hardware platforms and operating systems with a large degree of customization at each location. The CSS system will automate both front- and back-office brokerage processes from contract and order management to clearance and settlement. Southwest is currently operating several CSS modules and intends to have substantially all modules in place by December 31, 1998.

     Southwest is also investing in Internet and other communications technology. The Company is currently providing Internet access to account information for certain Correspondents and expects to expand this service. The Company also provides Internet service for Correspondents and other end users, as well as employees. Internet and other communication mechanisms may expose the Company to increased risk of unauthorized access to Company systems.

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

     SOVEREIGN SECURITIES, INC.   Sovereign, which began operations in 1997, is
an NASD member broker/dealer specializing in deep discount brokerage services with an emphasis in trading over the internet. Sovereign has positioned itself as a brokerage firm that discounts commissions without sacrificing customer service. Although Sovereign's brokers do not provide investment advice or recommendations, they do offer clients the information needed, including quotes, market news, and trends, to make informed investment decisions. Sovereign's brokers work on a salary, rather than commission.

     NORAM INVESTMENT SERVICES, INC.   Acquired on May 1, 1997 and formerly
known as Equity Securities Trading Company, Inc., NorAm is an NASD member broker/dealer that contracts with individual registered representatives for the conduct of their securities business. NorAm representatives are dually
registered in the United States and Canada.   These representatives conduct
their business with U.S. customers through NorAm and their business with Canadian customers through unaffiliated Canadian broker/dealers.


ASSET MANAGEMENT AND TRUST SERVICES

     WESTWOOD MANAGEMENT CORPORATION   Westwood is a registered investment
advisor founded in 1983 by Susan M. Byrne, who continues to serve as its President and Chief Executive Officer. The firm, which has offices in Dallas and New York, manages equity, fixed income, cash and balanced accounts for a diverse clientele, including corporate plan sponsors, charitable institutions, educational endowments and public funds. In addition, Westwood manages the Westwood Family of Mutual Funds which is available to both taxable and non-taxable investors.

     WESTWOOD TRUST   Trust was established in 1974 and provides trust,
custodial and other management services to estates, charitable and other trusts and retirement plans established by high net worth individuals and corporations throughout Texas and the Southwest. Trust is chartered and regulated by the Texas Department of Banking.

     SW CAPITAL CORPORATION   Capital was established in 1994 and administers
the LOGIC program. The LOGIC program is targeted to the needs of cities, counties, schools and other local governments across Texas and conforms with the Interlocal Cooperation Act and the Public Funds Investment Act of the Texas Government Code. This program allows participants to pool their available funds, resulting in increased economies of scale, which allow higher returns while maintaining a high degree of safety and liquidity.


COMPETITION
     The Company encounters intense competition in its business and competes directly with numerous firms, many of which have substantially greater capital and other resources. The Company also encounters competition from banks, insurance companies and financial institutions in many elements of its business. For example, with the prior approval of the Federal Reserve Board, securities subsidiaries of bank holding companies may now underwrite and deal in corporate debt and equity securities, provided that they comply with certain "firewalls" and that the revenues from such activities do not exceed 25 percent of the security subsidiary's total revenues. Legislative proposals also under consideration would eliminate this limit on such activities and would permit commercial banks, bank holding companies and their subsidiaries and affiliates to offer additional services which have traditionally been provided only by securities and money management firms.

     During 1997 and 1998, a number of banks acquired securities firms and, in so doing, gained unprecedented entry into the securities industry. While the effect of such acquisitions cannot yet be determined, they have brought entirely new sources of capital into the securities industry, resulting in more formidable competitors for the Company.

     Additionally, competition among securities firms and other competitors for successful sales representatives, securities traders, securities analysts, stock loan professionals and investment bankers is intense and continuous.

     The Company competes with other securities firms and with banks, insurance companies and other financial institutions principally on the basis of service, product selection, price, location and reputation in local markets. The Company operates at a price disadvantage to discount brokerage firms that do not offer
equivalent services.   Southwest competes for the Correspondent clearing
business on the basis of service, price, technology, product selection and reputation. The Company competes in its asset management services business with other portfolio managers principally based on portfolio performance, price and service.


REGULATION
     The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Southwest, BTS and Sovereign are registered in all 50 states. Southwest is also registered in Puerto Rico. NorAm is registered in all states except Maine and Idaho.

     The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker/dealers. See Note 8 of the Notes to Consolidated Financial Statements for further description of certain SEC regulations.


EXECUTIVE OFFICERS OF THE REGISTRANT
     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual meeting of Stockholders to be held November 4, 1998:

      Name              Age                     Position
---------------------   ---    -----------------------------------------------
David Glatstein /(1)/    49    Director, Chief Executive Officer and President
                               of the Company

Richard H. Litton        51    Executive Vice President of the Company

William D. Felder        40    Executive Vice President of the Company

W. Norman Thompson       42    Executive Vice President and Chief
                               Information Officer of the Company

Kenneth R. Hanks         44    Executive Vice President and Chief
                               Financial Officer of the Company during fiscal
                               1998 (currently Chief Operating Officer)
-------------------
/(1)/  Executive Committee


     DAVID GLATSTEIN was elected Chief Executive Officer in May 1996 and has served as President and a director of the Company and President of Southwest since May 1995. Mr. Glatstein was President of Barre & Company, Inc. from its founding in 1980 until its acquisition by Southwest in 1995; First Vice President of the Securities Division of Lehman Brothers Kuhn Loeb, Inc. from 1978 to 1980 and securities broker with White, Weld & Company, Inc. from 1973 to 1978. Mr. Glatstein is a past Chairman of the District 6 Business Conduct Committee of the NASD.

     RICHARD H. LITTON has served as Executive Vice President of the Company and Executive Vice President in charge of the Public Finance Division of Southwest since July 1995. Mr. Litton headed the Municipal Securities Group in Dallas for BA Securities, Inc. from 1993 to 1995. Mr. Litton was President with First Southwest Company, a regional investment bank from 1987 to 1993; Vice President and Regional Manager of Merrill Lynch Capital Markets Municipal Group from 1977 to 1987 and a securities broker with White, Weld & Company, Inc. from 1976 to 1977. Mr. Litton served on the Advisory Committee on the Recovery of Real Estate Finance for the Texas House of Representatives' Financial Institutions Committee. Mr. Litton is past member and director of the Municipal Advisory Council of Texas and past member of the Marketing Committee of the Public Securities Association.

     WILLIAM D. FELDER has served as Executive Vice President of the Company since December 1995 and as Senior Vice President of the Company since 1993. Mr. Felder has been associated with Southwest in various capacities since 1980, including Senior Vice President in charge of Clearing Services from 1988 to 1998. Mr. Felder is a past chairman of the District Business Conduct Committee, District 6, of the NASD.

     W. NORMAN THOMPSON has served as Executive Vice President and Chief Information Officer of the Company since January 1995. Mr. Thompson was associated with Kenneth Leventhal & Co. in various capacities ranging from Audit Manager to Senior Consulting Manager from 1987 to 1994. Previously, Mr. Thompson was an Audit Manager with KPMG Peat Marwick from 1981 to 1987. In the capacities he held with both Kenneth Leventhal & Co. and KPMG Peat Marwick, he was heavily involved in EDP auditing and consulting.

     KENNETH R. HANKS served as Executive Vice President and Chief Financial Officer from June 1996 to August 1998, at which time he was promoted to Chief Operating Officer. Mr. Hanks served in various executive capacities of Rauscher Pierce Refsnes, Inc. from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with the NASD and formerly served as a member of the NASD's District 6 Business Conduct Committee.


     Committees. The Company has an Executive Committee, an Audit Committee and a Compensation Committee, all of which were established in September 1991 and a Stock Option Committee established in September 1996. The Executive Committee of the Board of Directors of the Company has the authority, between meetings of the Board of Directors, to take all actions with respect to the management of the Company's business that require action by the Board of Directors, except with respect to certain specified matters that by law must be approved by the entire Board. The Audit Committee is responsible for (i) reviewing the results and scope of, and the fees for, the annual audit, (ii) reviewing with the independent auditors the corporate accounting practices and policies and recommending to whom reports should be submitted within the Company, (iii) reviewing with the independent auditors their final report, (iv) reviewing with internal and independent auditors overall accounting and financial controls, and
(v) being available to the independent auditors during the year for consultation purposes. The Compensation Committee determines the salaries of the officers of the Company, assists the officers in determining the salaries of other personnel, and performs other similar functions. The Stock Option Committee administers the grant of awards under the Stock Option Plan.

     All Directors are elected for a one-year term of office or until their respective successors are duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

     Members of the Board of Directors who are not officers or employees of the Company receive a fee of $1,500 per quarter plus $500 for each directors meeting they attend. Directors are reimbursed for expenses relating to attendance at meetings.


Item 2.   Properties

     The Company presently leases all of its office space. The Company conducts its Clearing Operations primarily in its principal office in Dallas, Texas and its office in New York. It has 12 retail brokerage offices, four located in Dallas, Texas and one each in Georgetown, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; Albuquerque and Santa Fe, New Mexico; and Beverly Hills, California. The Company has public finance offices in San Antonio, Austin and Houston. During 1996, the Company leased space in North Dallas for an off-site disaster recovery center. The Company's present facilities and equipment are adequate for current and planned operations.

Item 3.   Legal Proceedings

     On April 17, 1998, a judgment was entered against the Company in connection with a breach of contract lawsuit stemming from the 1995 acquisition of Barre & Company, Inc. The judge awarded the counterparty approximately $40,000 in damages and approximately $1,700,000 in attorney's fees. The Company believes it has substantial grounds for appeal and has begun the appellate process. The Company also believes its reserves are adequate to cover the full amount of the judgment.


Item 4.   Submission of Matters to a Vote of Security Shareholders

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The registrant's common stock began trading on the New York Stock Exchange, Inc. on October 6, 1997 under the symbol "SWS". Previously, the registrant's stock was traded on the NASDAQ National Market System. At June 26, 1998, there were in excess of 2,200 holders of record of common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:


1998                                                    1st Qtr.            2nd Qtr.             3rd Qtr.           4th Qtr.
                                                    ---------------     ---------------     ----------------    ---------------
Cash dividend declared per common share /(4)/                $ .057              $ .057               $ .057             $ .057
Stock Price Range /(4)/
     High                                                    $23.39              $26.01               $26.19             $28.46
     Low                                                     $16.77              $20.12               $20.95             $21.85

1997                                                    1st Qtr.            2nd Qtr.             3rd Qtr.           4th Qtr.
                                                    ---------------     ---------------     ----------------    ---------------
Cash dividend declared per common share /(3)(4)/             $ .043              $ .043               $ .043             $ .043
Stock Price Range /(3)(4)/
     High                                                    $10.61              $12.45               $15.80             $15.53
     Low                                                     $ 9.31              $ 9.96               $12.34             $12.88

Item 6.   Selected Financial Data

SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

                                                                                 Year Ended

                                                June 26,         June 27,         June 28,         June 30,         June 24,
                                                  1998             1997             1996             1995             1994
                                             -----------------------------------------------------------------------------------
Operating Results:
     Revenues                                     $  285,758       $  218,404       $  181,808       $  120,181       $  113,755
     Net income                                   $   20,630       $   16,983       $   14,040       $    5,668       $    8,192
     Earnings per share - basic and diluted
          /(3)(4)(5)/                             $     1.93       $     1.66       $     1.38       $      .60       $      .85
     Weighted average shares outstanding -
          basic /(1)(3)(4)(5)/                        10,676           10,245           10,147            9,448            9,590
     Weighted average shares outstanding -
          diluted /(1)(3)(4)(5)/                      10,694           10,257           10,152            9,448            9,590
     Cash dividend declared per common
          share /(3)(4)/                          $      .23       $      .17       $      .13       $      .12       $      .10

Financial Condition:
     Total assets                                 $3,220,106       $3,276,392       $2,196,397       $1,535,979       $1,271,556
     Long-term debt                               $       --       $       --       $       --       $       --       $      723
     Stockholders' equity                         $  125,467       $  106,928       $   84,449       $   71,541       $   63,866
     Shares outstanding /(1)(3)(4)/                   10,678           10,660           10,145           10,121            9,527
     Tangible book value per common
         share /(1)(2)(3)(4)/                     $    11.04       $     9.28       $     8.03       $     6.78       $     6.36

(1) Adjusted to reflect the three-for-two stock split which was effective July 1, 1993.
(2) Adjusted to consider goodwill of $7,558 at June 26, 1998, $8,002 at June 27, 1997, $2,976 at June 28, 1996, $2,940 at June 30, 1995 and $3,225 at
     June 24, 1994.
(3) Adjusted to reflect a ten percent stock dividend which was effective October 1, 1997.
(4) Adjusted to reflect a five percent stock dividend declared on May 22, 1998 and paid on August 3, 1998 to shareholders of record on July 15, 1998.
(5) Adjusted to reflect the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
     From time to time, Southwest Securities Group, Inc. (the "Parent") and subsidiaries (collectively, the "Company") may publish "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Acts") or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) transaction volume in the securities markets; (2) volatility of the securities markets; (3) fluctuations in interest rates; (4) changes in regulatory requirements which could affect the cost of doing business; (5) general economic conditions, both domestic and foreign; (6) changes in the rate of inflation and related impact on securities markets; (7) competition from existing financial institutions and other new participants in the securities markets; (8) legal developments affecting the litigation experience of the securities industry; (9) successful implementation of technology solutions; and (10) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

     The Company's discussion of the issues surrounding the Year 2000 contain forward-looking statements as defined in the Acts. These forward-looking statements could relate to, but are not limited to (1) the financial impact of the Year 2000 project; (2) the Company's estimated timetables for completion of each phase of the project; (3) the Company's estimates of the availability of vendor software upgrades and consulting services; (4) the readiness of third-party service providers; and (5) contingency plans. The Company cautions that many factors, including those outside of the control of the Company, could cause actual results to be materially different than those anticipated and expressed in the forward-looking statements.


GENERAL
     The Company is primarily engaged in securities execution and clearance, securities brokerage, investment banking, securities lending and borrowing and trading as a principal in equity and fixed income securities. All of these activities are highly competitive and are sensitive to many factors outside the control of the Company, including volatility of securities prices and interest rates; trading volume of securities; economic conditions in the regions where the Company does business; income tax legislation; and demand for investment banking and securities brokerage services. While revenues are dependent upon the level of trading and underwriting volume, which may fluctuate significantly, a large portion of the Company's expenses remain fixed. Consequently, net earnings can vary significantly from period to period.

     Effective May 1, 1997, NorAm Investment Services, Inc. ("NorAm"), formerly Equity Securities Trading Company, Inc. ("Equity"), became a wholly owned subsidiary of the Company through the issuance of 445,845 shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, assets and liabilities were recorded at their fair market values on the date of the acquisition. Goodwill relating to this acquisition of approximately $5,113,000 is recorded in other assets in the consolidated statements of financial condition.


RESULTS OF OPERATIONS
     During fiscal 1998, net income totaled $20,630,000, an increase of $3,647,000, or 21%, from fiscal 1997, which is a Company record. In 1997, net earnings totaled $16,983,000, an increase of $2,943,000, or 21%, from fiscal 1996. For the past three years, the equity markets have experienced an unprecedented rise, spurring record levels of transaction volume and capital market activity. These conditions have led to record results in many sectors of the financial services industry, including most of the Company's primary lines of business. These industry factors, coupled with the Company's effort to grow into new areas of the industry, have allowed the Company to reach earnings records.

     The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (in thousands):

                                                 1998 vs. 1997                1997 vs. 1996
                                               Amount      Percent          Amount      Percent
                                               ------------------------------------------------
Net revenues:
  Net revenues from clearing operations        $ 3,914       17%             $ 4,796     27%
  Commissions                                   20,519       53%               1,986      5%
  Net interest                                   6,479       18%               9,074     34%
  Investment banking, advisory and
    administrative fees                         11,819       74%               3,498     28%
  Net gains on principal transactions              720        6%               3,121     36%
  Other                                          6,437       66%                 (25)     0%
                                               -------                       -------
                                                49,888       37%              22,450     20%
                                               -------                       -------

Operating expenses:
  Commissions and other employee
    compensation                                26,755       41%              11,629     22%
  Occupancy, equipment and computer
    service costs                                5,447       45%               2,625     27%
  Communications                                 1,483       13%               1,917     21%
  Floor brokerage and clearing
    organization charges                           943       23%                 311      8%
  Other                                          9,105       54%               1,982     13%
                                               -------                       -------
                                                43,733       40%              18,464     20%
                                               -------                       -------
Income before income taxes                     $ 6,155       24%             $ 3,986     18%
                                               =======                       =======

     Net Revenues from Clearing Operations. Net revenues from clearing increased $3,914,000, or 17%, from 1997 to 1998, primarily as a result of an increased number of Correspondents and an increase in total transaction volumes. The number of Correspondents increased to 243 at June 26, 1998 from 239 at June 27, 1997, an increase of 1.7%. Total transactions processed in fiscal 1998 increased 106% to approximately 6.8 million from approximately 3.3 million in fiscal 1997. The rate of increase in transactions processed has outpaced the increase in revenues from clearing as the Company has increased the number of high-volume trading Correspondents in its customer base. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule.

     The increase in net revenue from clearing during fiscal 1997 was attributable to improved market conditions, combined with the addition of Correspondents. The number of Correspondents increased to 239 at June 27, 1997 from 228 at June 28, 1996.

     Commissions. Commissions from the Company's client transactions increased $20,519,000 to $59,401,000, an increase of 53% when compared with revenues in fiscal 1997 of $38,882,000. This increase was evenly divided between the Southwest Securities, Inc. ("Southwest") Private Client Group network and the Brokers Transaction Services ("BTS") independent contractor network.
Commissions from account executives increased due to increased sales to individual and institutional investors of (1) offerings managed or co-managed by the Company, (2) over-the-counter corporate bonds and (3) mutual funds. The increase in BTS commissions was primarily related to an increased number of independent contractor sales representatives. The number of independent contractors was 697 and 536 at June 26, 1998 and June 27, 1997, respectively.

     Commissions from the Company's client transactions in 1997 increased $1,986,000 to $38,882,000, an increase of 5% when compared with revenues in fiscal 1996 of $36,896,000 due to an increase in the number of account executives.

     Net Interest Income. Net interest income continues to be a stable, growing source of earnings. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rate it earns on those assets compared with the cost of funds. The components of interest earnings are as follows (in thousands):


                                                       June 26,               June 27,                June 28,
                                                        1998                   1997                    1996
                                                     ---------------------------------------------------------
Interest revenue:
  Customer margin accounts                           $ 39,662                $ 28,906                $ 24,621
  Assets segregated for regulatory purposes             9,806                  15,190                  11,755
  Stock borrowed                                       83,332                  65,906                  51,927
  Other                                                10,321                   9,174                   7,653
                                                     --------                --------                --------
                                                      143,121                 119,176                  95,956
                                                     --------                --------                --------

Interest expense:
  Customer funds on deposit                            27,723                  28,365                  23,758
  Stock loaned                                         67,956                  50,204                  40,495
  Other                                                 5,025                   4,669                   4,839
                                                     --------                --------                --------
                                                      100,704                  83,238                  69,092
                                                     --------                --------                --------
Net interest                                         $ 42,417                $ 35,938                $ 26,864
                                                     ========                ========                ========


     In fiscal 1998, net interest income accounted for 23% of the Company's net revenue, while in fiscal 1997, net interest income was 27% of net revenue.

     Interest income from customer accounts increased 37% in 1998 as compared to 1997 primarily due to increases in margin account balances as favorable market conditions coupled with comparatively low interest rates made margin borrowing popular. Additionally, the Company's acquisition of Equity in May of 1997 resulted in an increase in customer margin accounts of approximately $80 million. Interest expense related to customer funds on deposit in fiscal 1998 decreased 2% from 1997 due to a decrease in the average balances of customer funds on deposit. During 1998, the Company transferred approximately $190 million of its customer funds on deposit to a money market mutual fund program for which the Company acts as underwriter through its BTS subsidiary. The transfers occurred as a result of the Company's offering new cash management products to qualified plan customers. The decrease in average customer credit balances caused a corresponding decrease in assets segregated for regulatory purposes. Interest income from these assets declined $5,384,000, or 35%, in fiscal 1998 versus fiscal 1997 as the average balance of these assets decreased to $167,583,000 in 1998 versus $294,678,000 in 1997.

     Interest income from stock borrowed transactions increased $17,426,000, or 26%, in fiscal 1998 compared to fiscal 1997, while interest expense from stock loaned transactions increased $17,752,000, or 35%. These increases were due to increases in the average balances borrowed and loaned in the Company's conduit business. Average stock borrowed balances increased 26% to $2,139,310,000 from $1,696,668,000 in fiscal 1997 while average stock loaned balances increased 28% to $2,112,604,000 from $1,656,708,000 in fiscal 1997.

     Interest income increased to $119,176,000, an increase of $23,220,000, or 24%, while interest expense increased 20%, or $14,146,000, to $83,238,000 in fiscal 1997 versus 1996. This resulted in an increase in net interest revenue of $9,074,000, or 34%, due to higher average balances in securities lending and customer margin accounts. The Company actively participates in the borrowing and lending of securities other than those of its clients. The amounts receivable and payable relating to open positions for securities borrowed and loaned as of June 27, 1997 were $2,159,204,000 and $2,102,972,000, respectively.
As of June 28, 1996, these amounts were $1,341,788,000 and $1,286,199,000, respectively.

     Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. Investment banking, advisory and administrative fees increased $11,819,000, or 74%, to $27,850,000 when compared to $16,031,000 in fiscal 1997 due to increased volume of transactions in both equity and municipal investment banking markets. Additionally, advisory fees earned on investment management increased as average assets under management in 1998 were approximately $2.9 billion versus $2.2 billion in fiscal 1997.

     Investment banking, advisory and administrative fees increased $3,498,000, or 28%, to $16,031,000 in fiscal 1997 when compared to $12,533,000 in fiscal 1996 due to increased deal flow.

     Other Income. Other income increased $6,437,000, or 66%, to $16,203,000 primarily as a result of the Parent's investment in Roundtable Partners, LLC ("Roundtable"). The Parent owned a minority interest in Roundtable, the predecessor of Knight/Trimark Group, Inc. ("Knight"), which filed an S-1 registration statement with the U.S. Securities and Exchange Commission on May 1, 1998 for an initial public offering of stock. In accordance with the terms of the limited partnership agreement, prior to the offering, previously undistributed earnings of Roundtable, approximately $3.7 million, were distributed to the Parent. Subsequent to the offering, which closed on July 10, 1998, the Parent owned approximately 1.7 million shares of Knight. The remaining increase in other income was due to increased revenue from transaction and account fees.

     Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During fiscal 1998, commissions and other employee compensation expense increased $26,755,000, or 41%, compared to the prior year. This was principally due to (1) increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues; (2) increased headcount among the Company's independent contractor network; (3) the addition of 90 full-time employees, including 37 in the technology area; and (4) increased incentive compensation accruals. The number of employees increased to 779 at June 26, 1998 compared to 689 at June 27, 1997.

     In fiscal 1997, commissions and other employee compensation increased $11,629,000, or 22%, due to increased incentive compensation, as well as an increase in the number of full-time employees to 689 at June 27, 1997 compared to 638 at June 28, 1996. The number of independent contractors was 536 and 462 at June 27, 1997 and June 28, 1996, respectively.

     Occupancy, Equipment and Computer Service Expenses. Occupancy, equipment and computer service expenses increased $5,447,000, or 45%, during fiscal 1998 primarily due to upgrades in computer processing equipment, an increase in office space and the completion of the remodeling of the Company's headquarters. During fiscal 1997, occupancy, equipment and computer service expenses increased $2,625,000, or 27%, primarily due to an upgrade in computer processing equipment and an increase in square footage under lease at the Company's headquarters.

     Communications Expense. Communications expense increased 13% and 21%, respectively, in fiscal years 1998 and 1997, due to expanded computer networking.

     Other Expenses. In fiscal 1998, other expenses increased $9,105,000, or 54%, to $26,043,000, primarily due to increases in expenses associated with underwriting fixed income securities, consulting and legal services and increases in the Company's litigation and other reserves. Other expenses increased $1,982,000 in fiscal 1997, or 13%, to $16,938,000, primarily due to increases in expenses associated with underwriting fixed income securities.


FINANCIAL CONDITION
     Regulations governing broker/dealers require securities firms to maintain assets in a special bank account for the exclusive benefit of its customers (called "assets segregated for regulatory purposes" in the accompanying Statements of Financial Condition) approximately equal to the net amount of cash on deposit from clients. During fiscal 1998, the net cash on deposit from clients decreased $221 million as customers' cash on deposit was invested in money market funds and other securities. The decrease in customers' cash on deposit caused a corresponding decrease in the assets segregated for regulatory purposes.


LIQUIDITY AND CAPITAL RESOURCES
     The Company's assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. These assets are financed by the Company's equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, Correspondent deposits and other payables. The Company maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of Correspondents and Correspondents.

     Net cash provided by operating activities during the current year was $13,367,000. Cash was provided by fluctuations in assets segregated for regulatory purposes, as well as in receivables from brokers, dealers and clearing organizations.

     The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. There were no amounts outstanding at June 26, 1998 on these credit arrangements. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of the Company. In addition to the broker loan lines, the Company also has a $20,000,000 unsecured line of credit which is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at June 26, 1998 under this unsecured line of credit.

     The Company's broker/dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission relating to liquidity, capital standards and the use of client funds and securities. The Company has historically operated in excess of the minimum net capital requirements.


EFFECTS OF INFLATION
     Management does not believe that changes in replacement costs of fixed assets will materially affect the Company's operations. The rate of inflation, however, affects the Company's expenses, such as employee compensation, rent and communications. Increases in these expenses may not be readily recoverable in the price the Company charges for its services. Inflation can have significant effects on interest rates that, in turn, can affect prices and activities in the securities markets. These fluctuations may have an adverse impact on the Company's operations.

YEAR 2000
     The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause information technology ("IT") systems to malfunction in the Year 2000 and may lead to significant business delays in the U.S. and internationally. The Year 2000 problem has the potential to impact the securities industry since information is moved to and from the exchanges and trading partners on a real-time basis from computer system to computer system with little human interaction. In addition to potential problems from computer systems, potential problems could arise from equipment with embedded chips, such as vaults, elevators and other non-IT systems.

     The Company has defined a Year 2000-compliant system as one capable of correct identification, manipulation and calculation when processing data in connection with the year change from December 31, 1999 to January 1, 2000. A Year 2000-compliant system is also capable of correct identification, manipulation and calculation using leap years both alone and in conjunction with other dates.

     Not all of the Company's systems are compliant under the above definition; however, the Company is addressing the issues with this problem in the following manner.

     In the first stage, the Company prepared an inventory of all IT and non-IT systems, as well as equipment that could have embedded chips, whether or not critical to the operation of the business. The Company also compiled a listing of material relationships with third parties. These relationships include various exchanges, clearing houses, banks, telecommunications companies and public utilities. This stage of the Year 2000 process is 100% complete. The Company continues to review various areas of the business to identify any items overlooked in the initial inventories.

     In stage two, results from the inventory discussed above are being assessed to determine the Year 2000 impact and what actions need to be taken to obtain Year 2000 compliance. For the Company's internal systems, actions needed range from obtaining vendor certification of Year 2000 compliance, remediation of internal systems or replacement of systems and equipment that cannot be remediated. This stage is 95% complete with respect to internal systems with the major outstanding items being receipt of vendor certifications and installation of Year 2000 upgrades for certain non-critical systems. The Company has determined a course of action for remediation or replacement of all critical internal systems. The Company is surveying and obtaining information about Year 2000 readiness of its material third-party relationships.
Contingency plans will be developed for those third parties who cannot satisfactorily demonstrate Year 2000 compliance.

     The third stage includes the repair, replacement or retirement of systems. This stage of the Year 2000 process is ongoing and is dependent upon the availability of upgrades from our IT vendors, technician time to implement the upgrades and notification from other third parties of Year 2000 compliance. The Company has been upgrading packaged software throughout the organization. Desktop system updates are complete and upgrade of the communications infrastructure is ongoing.

     The primary financial system used for financial reporting purposes for the Company was replaced during fiscal 1998 to prepare for Year 2000 as well as to derive other benefits from the financial reporting system. Additional updates to this system will be installed in the first and second quarters of fiscal 1999 to correct some Year 2000 issues found in that system.

     The Company's primary operational system is the Securities Industry Software ("SIS") application, which provides both front and back office services to Correspondents, customers and our internal users. For several years, the Company has self-supported the SIS application. The Company is pursuing a replacement strategy for SIS and is implementing a family of new applications provided by Comprehensive Software Systems, Ltd. ("CSS"). CSS is a venture made up of several securities firms (including the Company). The Company currently anticipates receiving all of the modules necessary to replace SIS functionality during the remainder of calendar 1998.

     The Company is also heavily dependent upon the power and telecommunications infrastructure within the United States and would be subject to business interruptions as a result of the failure of those systems. Additionally, the Company would experience disruption in certain of its businesses if the various exchanges, clearing houses or banks used by the Company reported a system failure. The Company is communicating with these third parties in order to obtain assurances regarding Year 2000 readiness.

     The last stage of the implementation process includes testing all of the changes implemented individually and integrating those changes with all of the Company's systems and those of its customers and trading partners. Testing takes on various forms depending on the type of change implemented. Each upgrade, to the extent economically feasible, is run through a test environment before it is implemented. It is then tested to see how well it integrates into the Company's overall IT environment. The Company is also engaging in point-to-point testing with various exchanges, clearing houses and utilities and has established a future date environment for testing the CSS application. All of the Company's correction and testing activities are targeted towards participating in the Tier One securities industry test being coordinated by the Securities Industry Association, which begins in March 1999. At the current time, the Company is not employing any independent verification processes of its systems' tests.

     The Company has been working on the CSS project since 1992, as implementation of this system was in process before the Company began assessment of critical Year 2000 issues. In fiscal 1997, the Company accelerated the pace of the CSS project so that it would be available as the Year 2000 solution for
the SIS system.    Since that time, costs associated with the joint venture,
including personnel, hardware, software and related costs, were approximately $4 million. During fiscal 1997 and 1998, the Company incurred an additional $1 million in costs related to the Year 2000 project primarily related to compensation and benefits, software upgrades and hardware replacement for financial and other systems.

     The Company expects to incur additional costs in fiscal 1999 for the implementation of the CSS software, as well as costs to remediate and replace other systems. These costs will be funded out of working capital and substantially all will be expensed. The costs for remediation of systems are not expected to exceed $4 million. The budgeted expenditures include compensation and benefits for IT and other operational staff, consulting services, software purchases and other remediation costs. Implementation of the CSS system should result in the reduction of certain existing hardware and software lease, maintenance and licensing costs.

     Despite the Company's best efforts to ready its systems and infrastructure for the Year 2000, there are many factors outside of the Company's control that could affect readiness for the Year 2000. The CSS system is the Company's primary solution to the Year 2000 for its main operating system. While the Company is reasonably certain that Year 2000-compliance will be accomplished by this system, there could be other operational issues regarding this system that prevent the Company from implementing the CSS system quickly enough to solve the Year 2000-compliance issue. If these types of issues occur and remain unresolved, the Company could be required to implement a contingency plan for Year 2000 compliance. While the Company has not completely finalized its contingency plans, the Company will select from several alternative plans including remediation of SIS, installation of other third party vendor software or some combination of alternatives.

     Contingency plans related to the Company's financial systems, embedded chip technology and third-party relationships are not yet complete. Substantial completion of these plans is expected by December 1998 with continual refinement to the plans ongoing until all of the Company's critical systems and all critical third-party relationships have demonstrated Year 2000 compliance.

     The potential impact of the Year 2000 problem on the securities industry as a whole could be material, as virtually every aspect of the sales of securities and processing of transactions will be affected. Due to the size of the task facing the securities industry and the interdependent nature of securities transactions, the Company may be adversely affected by this problem, depending on whether it and the entities with which it does business address this issue successfully.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS
     On July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 did not have a material impact on the Company's consolidated financial statements, as the Company did not adopt the value-based measurement concept. Disclosure requirements of SFAS 123 have been complied with in the footnotes to the Company's consolidated financial statements.

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" and has restated all prior periods presented in conformity with the new standard.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components in a set of general-purpose financial statements. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. Initial application of SFAS 130 should be as of the beginning of the fiscal year and must be applied to all interim periods after initial application. The Company will adopt SFAS 130 in the first quarter of fiscal 1999.

     The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in June 1997. This statement establishes standards for the way that a public business enterprise reports information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim reports to shareholders. SFAS 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997, and comparative information requires restatement in the initial year of application. As SFAS 131 need not be applied to interim financial statements in the initial year of application, the Company must implement the disclosure requirements in the consolidated financial statements for the year ending June 25, 1999.

Item 8.   Financial Statements and Supplementary Data

(a) Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

(b)                    QUARTERLY FINANCIAL INFORMATION
                   (In thousands, except per share amounts)

1998                                                     1st Qtr.             2nd Qtr.             3rd Qtr.            4th Qtr.
                                                    ----------------     ----------------     ----------------    ----------------
Revenues                                                     $65,296              $70,465              $68,841             $81,156
Income before income taxes                                   $ 7,785              $ 8,405              $ 7,369             $ 8,339
Net income                                                   $ 5,045              $ 5,390              $ 4,863             $ 5,332
Earnings per share - basic /(2)(3)/                          $   .47              $   .50              $   .46             $   .50
Earnings per share - diluted /(2)(3)/                        $   .47              $   .50              $   .45             $   .50
Cash dividend declared per common share /(2)/                $  .057              $  .057              $  .057             $  .057
Stock Price Range /(2)/
     High                                                    $ 23.39              $ 26.01              $ 26.19             $ 28.46
     Low                                                     $ 16.77              $ 20.12              $ 20.95             $ 21.85

1997                                                     1st Qtr.             2nd Qtr.             3rd Qtr.            4th Qtr.
                                                    ----------------     ----------------     ----------------    ----------------
Revenues                                                     $47,704              $51,718              $56,242             $62,740
Income before income taxes                                   $ 6,014              $ 5,947              $ 6,376             $ 7,406
Net income                                                   $ 3,928              $ 3,859              $ 4,246             $ 4,950
Earnings per share - basic /(1)(2)(3)/                       $   .39              $   .38              $   .42             $   .48
Earnings per share - diluted /(1)(2)(3)/                     $   .39              $   .38              $   .42             $   .48
Cash dividend declared per common share /(1)(2)/             $  .043              $  .043              $  .043             $  .043
Stock Price Range /(1)(2)/
     High                                                    $ 10.61              $ 12.45              $ 15.80             $ 15.53
     Low                                                     $  9.31              $  9.57              $ 12.34             $ 12.88

(1) Adjusted to reflect a ten percent stock dividend which was effective October 1, 1997.
(2) Adjusted to reflect a five percent stock dividend declared on May 22, 1998 and paid on August 3, 1998 to shareholders of record on July 15, 1998.
(3) Adjusted to reflect the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share."


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I, Item 1 of this report.

The information required by this item regarding Directors is incorporated by reference to pages 3 through 4 of the Company's Proxy Statement dated September 24, 1998 which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c) prior to October 24, 1998.


Item 11.  Executive Compensation

The information required by this item regarding Executive Compensation is incorporated by reference to pages 8 through 11 of the Company's Proxy Statement dated September 24, 1998 which will be filed with the Commission pursuant to Regulation 240.14a (6)(c) prior to October 24, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to pages 6 and 7 of the Company's Proxy Statement dated September 24, 1998 which will be filed with the Commission pursuant to Regulation 240.14a (6)(c) prior to October 24, 1998.


Item 13.   Certain Relationships and Related Transactions

The information required by this item regarding Directors is incorporated by reference to pages 2 through 7 of the Company's Proxy Statement dated September 24, 1998 which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c) prior to October 24, 1998.

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

     3. The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 14(d):

           Exhibit Number
           --------------
                3.1           Certificate of Incorporation of the Registrant
                              incorporated by reference to the Registrant's
                              Registration Statement No. 33-42338 filed August
                              21, 1991 (File No. 0-19483).
                3.2           By-laws of the Registrant incorporated by
                              reference to Amendment No. 1 to the Registrant's
                              Registration Statement No. 33-42338 filed October
                              7, 1991 (File No. 0-19483).
                3.3           Certificate of Amendment of Certificate of
                              Incorporation, filed September 25, 1997.
                10.1          Executive compensation information incorporated by
                              reference to the Registrant's Proxy Statement
                              dated September 24, 1998, filed prior to October
                              24, 1998.
                10.2          Employees Stock Purchase Plan. Incorporated by
                              reference to the Registrant's Registration
                              Statement on Form S-8, filed November 10, 1994.
                              (Registration No. 33-86234)
                10.3          Stock Option Plan. Incorporated by reference to
                              the Registrant's Proxy Statement filed September
                              26, 1996.
                10.4          Phantom Stock Plan. Incorporated by reference to
                              the Registrant's Proxy Statement filed September
                              26, 1996.
                10.5          1997 Stock Option Plan.
                10.6          Employee Stock Purchase Plan.
                22            Registrant's Proxy Statement dated September 24,
                              1998, filed prior to October 24, 1998.
                23            Consent of KPMG Peat Marwick LLP
                27.1          Financial Data Schedule
                27.2          Restated Financial Data Schedule
                27.3          Restated Financial Data Schedule


(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Southwest Securities Group, Inc.
                                  --------------------------------------------
                                                (Registrant)


September 24, 1998                     /S/ David Glatstein
------------------                --------------------------------------------
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

September 24, 1998                     /S/ Don A. Buchholz
------------------                --------------------------------------------
     (Date)                                     (Signature)
                                                Don A. Buchholz
                                                Chairman of the Board

September 24, 1998                     /S/ Raymond E. Wooldridge
------------------                --------------------------------------------
     (Date)                                     (Signature)
                                                Raymond E. Wooldridge
                                                Director and Vice
                                                Chairman of the Board

September 24, 1998                     /S/ David Glatstein
------------------                --------------------------------------------
     (Date)                                     (Signature)
                                                David Glatstein
                                                Director and Chief
                                                Executive Officer

 September 24, 1998                    /S/ Frederick R. Meyer
-------------------               --------------------------------------------
     (Date)                                     (Signature)
                                                Frederick R. Meyer
                                                Director

September 24, 1998                     /S/ Jon L. Mosle, Jr.
------------------                --------------------------------------------
     (Date)                                     (Signature)
                                                Jon L. Mosle, Jr.
                                                Director

September 24, 1998                     /S/ Kenneth R. Hanks
------------------                --------------------------------------------
     (Date)                                     (Signature)
                                                Kenneth R. Hanks
                                                Chief Financial Officer during
                                                fiscal 1998 (currently Chief
                                                Operating Officer)

September 24, 1998                     /S/ Stacy M. Hodges
------------------                --------------------------------------------
     (Date)                                     (Signature)
                                                Stacy M. Hodges
                                                Controller and Treasurer (Chief
                                                Accounting Officer) during
                                                fiscal 1998 (currently Chief
                                                Financial Officer and Treasurer)


September 24, 1998                     /S/ Laura Leventhal
------------------                --------------------------------------------
     (Date)                                     (Signature)
                                                Laura Leventhal
                                                Controller (Chief Accounting
                                                Officer)

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                     PAGE(S)

  Consolidated Statements of Financial Condition                         F-2
    as of June 26, 1998 and June 27, 1997

  Consolidated Statements of Income                                      F-3
    for the years ended June 26, 1998, June 27, 1997 and June 28, 1996

  Consolidated Statements of Stockholders' Equity                        F-4
    for the years ended June 26, 1998, June 27, 1997 and June 28, 1996

  Consolidated Statements of Cash Flows                                  F-5
    for the years ended June 26, 1998, June 27, 1997 and June 28, 1996

  Notes to Consolidated Financial Statements                             F-6-15

  Independent Auditors' Report                                           F-16

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 26, 1998 and June 27, 1997
(In thousands, except par values and share amounts)



                                                                                      1998                      1997
                                                                            ---------------------      --------------------
ASSETS
Cash                                                                                   $   13,706                $   10,745
Assets segregated for regulatory purposes (Notes 2 and 14)                                130,728                   352,197
Receivable from brokers, dealers and clearing organizations (Notes 3 and 6)             2,365,635                 2,282,304
Receivable from clients, net (Notes 4 and 6)                                              648,464                   570,461
Securities owned, at market value (Notes 5 and 6)                                          32,144                    31,921
Other assets (Note 7)                                                                      29,429                    28,764
                                                                            ---------------------      --------------------
                                                                                       $3,220,106                $3,276,392
                                                                            =====================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings (Note 6)                                                         $       --                $    4,000
Payable to brokers, dealers and clearing organizations (Note 3)                         2,293,731                 2,139,611
Payable to clients (Note 4)                                                               720,813                   963,552
Drafts payable                                                                             41,688                    31,036
Other liabilities                                                                          38,407                    29,865
                                                                            ---------------------      --------------------
                                                                                        3,094,639                 3,168,064
Liabilities subordinated to claims of general creditors (Note 12)                              --                     1,400
                                                                            ---------------------      --------------------
                                                                                        3,094,639                 3,169,464
                                                                            ---------------------      --------------------

Stockholders' equity (Notes 8 and 11):
   Preferred stock of $1.00 par value.  Authorized 100,000 shares;
     none issued                                                                               --                        --
   Common stock of $.10 par value.  Authorized 20,000,000 shares;
     issued 10,687,583 and outstanding 10,678,406 shares in 1998;
     issued 10,161,599 and outstanding 10,152,422 shares in 1997.                           1,069                     1,016
   Additional paid-in capital                                                              69,462                    56,139
   Retained earnings                                                                       55,022                    49,984
   Receivable from employees under the Employee Stock Purchase Plan
     (Note 9)                                                                                 (12)                     (137)
   Treasury stock (9,177 shares, at cost)                                                     (74)                      (74)
                                                                            ---------------------      --------------------
        Total stockholders' equity                                                        125,467                   106,928
                                                                            ---------------------      --------------------
Commitments and contingencies (Notes 6, 9, 13 and 15)
                                                                                       $3,220,106                $3,276,392
                                                                            =====================      ====================




See accompanying Notes to Consolidated Financial Statements.

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years ended June 26, 1998, June 27, 1997 and June 28, 1996
(In thousands, except share and per share amounts)


                                                                        1998                1997               1996
                                                                 ----------------    ---------------    ---------------
Net revenues from clearing operations                                 $    26,607        $    22,693        $    17,897
Commissions                                                                59,401             38,882             36,896
Interest                                                                  143,121            119,176             95,956
Investment banking, advisory and administrative fees                       27,850             16,031             12,533
Net gains on principal transactions                                        12,576             11,856              8,735
Other                                                                      16,203              9,766              9,791
                                                                 ----------------    ---------------    ---------------
                                                                          285,758            218,404            181,808
                                                                 ----------------    ---------------    ---------------
Commissions and other employee compensation (Note 9)                       91,817             65,062             53,433
Interest                                                                  100,704             83,238             69,092
Occupancy, equipment and computer service costs (Note 13)                  17,663             12,216              9,591
Communications                                                             12,509             11,026              9,109
Floor brokerage and clearing organization charges                           5,124              4,181              3,870
Other                                                                      26,043             16,938             14,956
                                                                 ----------------    ---------------    ---------------
                                                                          253,860            192,661            160,051
                                                                 ----------------    ---------------    ---------------
Income before income taxes                                                 31,898             25,743             21,757
Income taxes (Note 7)                                                      11,268              8,760              7,717
                                                                 ----------------    ---------------    ---------------
Net income                                                            $    20,630        $    16,983        $    14,040
                                                                 ================    ===============    ===============

Earnings per share  basic and diluted (Notes 10 and 11)                     $1.93              $1.66              $1.38
                                                                 ================    ===============    ===============
Weighted average shares outstanding - basic (Notes 10 and 11)          10,675,662         10,245,151         10,146,908
                                                                 ================    ===============    ===============
Weighted average shares outstanding - diluted (Notes 10 and 11)        10,694,186         10,257,168         10,152,303
                                                                 ================    ===============    ===============



See accompanying Notes to Consolidated Financial Statements.

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 26, 1998, June 27, 1997 and June 28, 1996
(In thousands, except share and per share amounts)




                                                                            Receivable
                                                                               from
                                                                             employees
                                                                               under
                                                                             Employee
                                                    Additional                 Stock
                                  Common stock       paid-in    Retained     Purchase      Treasury
                                Shares     Amount    capital    earnings       Plan          stock      Total
                            ===================================================================================
                            -----------------------------------------------------------------------------------

Balance at June 30, 1995       8,763,396    $  876     $26,860  $ 44,181           $(376)      $ --    $ 71,541
Purchase of treasury stock        (9,177)       --          --        --              --        (74)        (74)
Issuance of common stock          29,411         3         247        --              --         --         250
Net income                            --        --          --    14,040              --         --      14,040
Dividends ($.13/share)
   (Note 11)                          --        --          --    (1,406)             --         --      (1,406)
Proceeds from employees for
   Employee Stock Purchase
   Plan                               --        --          --        --              98         --          98
                            -----------------------------------------------------------------------------------
Balance at June 28, 1996       8,783,630       879      27,107    56,815            (278)       (74)     84,449
Issuance of common stock for
   acquisition                   445,845        45       7,089        --              --         --       7,134
Net income                            --        --          --    16,983              --         --      16,983
Dividends ($.17/share)
   (Note 11)                          --        --          --    (1,779)             --         --      (1,779)
Stock dividend declared on
   August 28, 1997 (Note 11)     922,947        92      21,943   (22,035)             --         --          --
Proceeds from employees for
   Employee Stock Purchase
   Plan                               --        --          --        --             141         --         141
                            -----------------------------------------------------------------------------------
Balance at June 27, 1997      10,152,422     1,016      56,139    49,984            (137)       (74)    106,928
Exercise of stock options
   (Note 9)                       16,000         2         498      (275)             --         --         225
Stock dividend on exercised
   options (Note 11)               1,600        --          38       (38)             --         --          --
Adjustment for fractional
   shares on stock dividend
   declared on August 28,
   1997 (Note 11)                    (36)       --          --        --              --         --          --
Net income                            --        --          --    20,630              --         --      20,630
Dividends ($.23/share)
   (Note 11)                          --        --          --    (2,441)             --         --      (2,441)
Stock dividend declared on
   May 22, 1998 (Note 11)        508,420        51      12,787   (12,838)             --         --          --
Proceeds from employees for
   Employee Stock Purchase
   Plan                               --        --          --        --             125         --         125
                            -----------------------------------------------------------------------------------
Balance at June 26, 1998      10,678,406    $1,069     $69,462  $ 55,022           $ (12)      $(74)   $125,467
                            ===================================================================================


See accompanying Notes to Consolidated Financial Statements.

Southwest Securities Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 26, 1998, June 27, 1997 and June 28, 1996
(In thousands)

                                                                          1998                  1997                1996
                                                                   ----------------      ---------------      -------------
Cash flows from operating activities:
   Net income                                                             $  20,630            $  16,983           $ 14,040
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
         Depreciation and amortization                                        3,426                2,750              2,815
         Provision for doubtful accounts                                      1,241                   --                984
         Deferred income taxes                                                 (371)              (1,198)            (1,208)
         Decrease (increase) in assets segregated for regulatory
          purposes                                                          221,469             (128,167)            (2,087)
         Net change in broker, dealer and clearing organization
          accounts                                                           70,789                1,452            (67,751)
         Net change in client accounts                                     (321,983)             203,161             24,472
         Decrease (increase) in securities owned                               (223)               2,672              1,972
         Decrease (increase) in other assets                                   (179)               4,089              5,153
         Increase (decrease) in drafts payable                               10,652                5,878               (201)
         Increase (decrease) in other liabilities                             7,916                8,315             (8,607)
                                                                   ----------------      ---------------      -------------
             Net cash provided by (used in) operating activities             13,367              115,935            (30,418)
                                                                   ----------------      ---------------      -------------
Cash flows from investing activities:
      Purchase of fixed assets                                               (3,525)              (7,597)            (2,725)
      Proceeds from sale of fixed assets                                         --                   96                481
                                                                   ----------------      ---------------      -------------
             Net cash used in investing activities                           (3,525)              (7,501)            (2,244)
                                                                   ----------------      ---------------      -------------
Cash flows from financing activities:
      Net change in short-term borrowings                                    (4,000)            (100,984)            35,445
      Payments on liabilities subordinated to claims of general
       creditors                                                             (1,400)                  --                 --
      Proceeds from employees for Employee Stock Purchase Plan                  125                  141                 98
      Purchase of treasury stock                                                 --                   --                (74)
      Net proceeds from exercise of stock options                               225                   --                 --
      Net proceeds from issuance of common stock                                 --                   --                250
      Payment of cash dividends on common stock                              (1,831)              (2,130)            (1,362)
                                                                   ----------------      ---------------      -------------
             Net cash provided by (used in) financing activities             (6,881)            (102,973)            34,357
                                                                   ----------------      ---------------      -------------
Net increase in cash                                                          2,961                5,461              1,695
Cash at beginning of year                                                    10,745                5,284              3,589
                                                                   ----------------      ---------------      -------------
Cash at end of year                                                       $  13,706            $  10,745           $  5,284
                                                                   ================      ===============      =============

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

     The consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its wholly owned subsidiaries (collectively "Company"), Southwest Securities, Inc. ("Southwest"), Brokers Transaction Services, Inc. ("BTS"), Southwest Investment Advisors ("Advisors"), SW Capital Corporation ("Capital"), Westwood Trust ("Trust"), formerly Trust Company of Texas, Westwood Management Corporation ("Westwood"), SWST Computer Corporation ("Computer Corp."), Sovereign Securities, Inc. ("Sovereign") and NorAm Investment Services, Inc. ("NorAm"), formerly Equity Securities Trading Company, Inc.

     Southwest, BTS, Sovereign and NorAm are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Sovereign, a discount brokerage firm, began operations in 1997. NorAm was acquired May 1, 1997 through the issuance of 445,845 shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, assets and liabilities were recorded at their fair market values on the date of acquisition. Goodwill relating to this acquisition of approximately $5,113,000 is recorded in other assets in the accompanying consolidated statements of financial condition.

     Westwood and Advisors are registered investment advisors under the
Investment Advisors Act of 1940.   Computer Corp., which was formed in 1996,
provides computer processing and programming services to affiliates as well as third parties. All significant intercompany balances and transactions have been eliminated.

     The annual consolidated financial statements are prepared as of the close of business on the last Friday of June. Accordingly, the fiscal years for 1998, 1997 and 1996 ended June 26, 1998, June 27, 1997 and June 28, 1996, respectively.

(b) Securities Transactions

     Securities transactions are recorded on a settlement date basis with such transactions generally settling three business days after trade date. Revenues and expenses related to such transactions are also recorded on settlement date, which is not materially different than trade date.

(c) Securities Owned

     Marketable securities are carried at quoted market value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the consolidated statements of income.

(d) Depreciation and Amortization

     Depreciation of furniture, equipment and leasehold improvements is provided over the estimated useful lives of the assets (5 or 7 years). Equipment under capital leases is amortized on a straight-line basis over the terms of the leases. Goodwill is amortized on a straight-line basis over periods ranging from twenty-five to forty years.

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

     Cash paid during the year for interest was $100,422,000, $82,936,000 and $67,616,000, in 1998, 1997 and 1996, respectively. Cash paid during the year for income taxes was $10,332,000, $9,235,000 and $8,742,000 in 1998, 1997 and 1996,
respectively.

     During 1997, the Company issued common stock valued at approximately $7,134,000 related to the acquisition of NorAm.

(i) Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 was effective for periods ending after December 15, 1997. Earnings per share ("EPS") for prior periods presented in these financial statements have been restated to comply with SFAS 128 (Note 10).

(j) Authorization of Common Stock

     On November 6, 1996, the shareholders voted to increase the number of shares of common stock authorized to 20,000,000.

(k) Stock-Based Compensation

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value-based method of accounting for employee stock options and similar equity instruments. Under SFAS 123, the Company has elected to measure the compensation costs using the intrinsic value-based method of accounting prescribed by Accounting Principles Bulletin No. 25 ("APB 25") and has implemented all disclosure requirements of SFAS 123 (Note 9). Prior to fiscal year 1998, the impact of recording the compensation expense related to the stock options granted by the Company was not material to the consolidated financial statements, and therefore no disclosure was presented.

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

(m) Fair Value of Financial Instruments

     Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at June 27, 1997.

(n) Accounting Pronouncements

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components in a set of general-purpose financial statements. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. Initial application of SFAS 130 should be as of the beginning of the fiscal year and must be applied to all interim periods after initial application. The Company will adopt SFAS 130 in the first quarter of fiscal 1999.

     The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in June 1997. This statement establishes standards for the way that a public business enterprise reports information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim reports to shareholders. SFAS 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997, and comparative information requires restatement in the initial year of application. As SFAS 131 need not be applied to interim financial statements in the initial year of application, the Company must implement the disclosure requirements in the consolidated financial statements for the year ending June 25, 1999.


2. ASSETS SEGREGATED FOR REGULATORY PURPOSES

     At June 26, 1998, the Company had U.S. Treasury securities with a market value of $59,515,000 and reverse repurchase agreements of $71,213,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. Reverse repurchase agreements at June 26, 1998 were collateralized by U.S. Government securities with market values of approximately $71,871,000.

     At June 27, 1997, the Company had cash of $90,000, U.S. Treasury securities with a market value of $119,984,000 and reverse repurchase agreements of $232,123,000 in these accounts. The reverse repurchase agreements were collateralized by U.S. Government securities with market values of approximately $234,372,000 at June 27, 1997.


3. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

     At June 26, 1998 and June 27, 1997, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

                                                        1998           1997
                                                     ----------     ----------
Receivable:
   Securities failed to deliver                      $   18,880     $   15,213
   Securities borrowed                                2,229,587      2,159,204
   Correspondent broker/dealers                          62,673         62,235
   Clearing organizations                                 1,245          7,355
   Other                                                 53,250         38,297
                                                     ----------     ----------
                                                     $2,365,635     $2,282,304
                                                     ==========     ==========
Payable:
   Securities failed to receive                      $   45,956     $   17,889
   Securities loaned                                  2,227,874      2,102,972
   Correspondent broker/dealers                          11,300          9,013
   Other                                                  8,601          9,737
                                                     ----------     ----------
                                                     $2,293,731     $2,139,611
                                                     ==========     ==========

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

     The Company participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. All open positions are adjusted to market values daily. The amounts receivable and payable, relating to open positions for the securities borrowed and securities loaned other than those of the Company's clients, were $2,192,459,000 and $2,198,278,000, respectively, at June 26, 1998 and $2,097,048,000 and
$2,087,147,000, respectively, at June 27, 1997.

4. RECEIVABLE FROM AND PAYABLE TO CLIENTS

     Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $1,916,000 and $2,649,000, respectively, at June 26, 1998 and $1,969,000 and
$6,825,000, respectively, at June 27, 1997. Securities accounts of noncustomers are subject to the same terms and regulations as those of customers. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

     The Company pays interest on certain customer "free credit" balances available for reinvestment. The aggregate balance of such funds was approximately $542,822,000 and $688,418,000 at June 26, 1998 and June 27, 1997,
respectively. During fiscal years 1998 and 1997, the interest rates paid on these balances ranged from 4.5% to 4.75%.

     The Company maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations. At June 26, 1998 and June 27, 1997, all unsecured customer receivables had been provided for in this allowance.


5. SECURITIES OWNED

     Securities owned at June 26, 1998 and June 27, 1997, which are carried at market value, include the following (in thousands):

                                                          1998        1997
                                                        -------     -------
Corporate equity securities                             $ 5,220     $ 2,280
Municipal obligations                                    13,633      13,604
U.S. Government and Government agency obligations         8,696       9,205
Corporate obligations                                     1,479       3,064
Commercial paper                                            446       2,446
Other                                                     2,670       1,322
                                                        -------     -------
                                                        $32,144     $31,921
                                                        =======     =======

     Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for the Company's clearing business. These pledged securities amounted to $3,572,000 and $1,583,000 at June 26, 1998 and June 27, 1997, respectively.


6. SHORT-TERM BORROWINGS

     The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate (5.38% at June 26, 1998 and 5.56% at June 27, 1997). There were no amounts outstanding at June 26, 1998 and June 27, 1997 on these credit arrangements.

     The Company also has an irrevocable letter of credit agreement aggregating $32,000,000 at June 26, 1998 and $26,600,000 at June 27, 1997 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients' and nonclients' margin accounts with a value of $55,328,000 and $29,618,000 at June 26, 1998 and June 27, 1997, respectively.

     In addition, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate.
The amount outstanding under this unsecured line of credit was $4,000,000 at June 27, 1997. There were no amounts outstanding on this unsecured line of credit at June 26, 1998.

     At June 26, 1998 and June 27, 1997, the Company had no repurchase agreements outstanding.

7. INCOME TAXES

     Income tax expense for the fiscal years ended June 26, 1998, June 27, 1997 and June 28, 1996 (effective rate of 35.3% in 1998, 34.0% in 1997 and 35.5% in
1996) differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rate (35% in 1998, 1997 and 1996) to income before income taxes and is comprised of the following (in thousands):

                                                 1998       1997         1996
                                               -------     ------      ------
Income tax expense at the statutory rate       $11,164     $9,010      $7,615
Tax exempt interest                               (285)      (321)       (274)
Other, net                                         389         71         376
                                               -------     ------      ------
                                               $11,268     $8,760      $7,717
                                               =======     ======      ======

     Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

                                                 1998        1997       1996
                                               -------     -------    -------
Current                                        $11,639     $ 9,958    $ 8,925
Deferred                                          (371)     (1,198)    (1,208)
                                               -------     -------     ------
   Total income taxes                          $11,268     $ 8,760    $ 7,717
                                               =======     =======    =======

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 26, 1998 and June 27, 1997 are presented below (in thousands):

                                                         1998         1997
                                                      ----------   ----------
      Deferred tax assets:
        Expenses for book, not deductible
         until paid                                       $3,235       $2,417
        Partnership basis in excess of financial
         reporting basis                                      (7)         756
        Management incentive compensation                    910          826
        Other                                                446           79
                                                      ----------   ----------
           Total gross deferred tax assets                 4,584        4,078
      Deferred tax liabilities:
        Unrealized gains                                     (11)         (15)
        Depreciation at rates different for tax
         than for financial reporting                         52           --
        Other                                               (401)        (210)
                                                      ----------   ----------
           Total gross deferred tax liabilities             (360)        (225)
                                                      ----------   ----------
           Net deferred tax assets                        $4,224       $3,853
                                                      ==========   ==========

     As a result of the Company's history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.


8. NET CAPITAL REQUIREMENTS

     The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 26, 1998, Southwest had net capital of approximately $78,073,000, or approximately 10% of aggregate debit balances, which is $62,721,000 in excess of its minimum net capital requirement of approximately $15,352,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 26, 1998, Southwest had net capital of approximately $39,693,000 in excess of 5% of aggregate debit items.

     BTS follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $250,000. BTS had net capital of approximately $317,000 which is $67,000 in excess of its minimum net capital requirement at June 26, 1998.

     Sovereign also follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $250,000. At June 26, 1998, Sovereign had net capital of approximately $573,000 which is $323,000 in excess of its minimum net capital requirement.

     In addition, NorAm follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires it to maintain minimum net capital of $250,000. NorAm had net capital of approximately $591,000 which is $341,000 in excess of its minimum net capital requirement at June 26, 1998.

     Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $2,571,000, which is $1,571,000 in excess of its minimum capital requirement at June 26, 1998.


9. EMPLOYEE BENEFITS

     At June 26, 1998, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1996 Plan was adopted by the Board of Directors on September 17, 1996 and approved by the shareholders on November 6, 1996. The 1996 Plan reserves 1,000,000 shares of the Company's common stock for issuance to eligible employees of the Company or its subsidiaries, as well as to non-employee members of the Board of Directors. Options granted under the 1996 Plan have a maximum ten-year term, and the vesting period is determined on an individual basis by the Stock Option Committee. On August 20, 1997, the Board of Directors approved the 1997 Plan, which reserves 150,000 shares of the Company's common stock for eligible employees or potential employees of the Company or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. The Company also has options outstanding that were granted on May 25, 1995 in conjunction with the acquisition of Barre & Company, Inc. ("Barre"). These options were vested immediately upon grant and have a five-year term.

     A summary of the status of the Company's outstanding stock options as of June 26, 1998, June 27, 1997 and June 28, 1996 is presented below:

                                             1998                        1997                        1996
                                 ---------------------------  --------------------------  --------------------------
                                                Weighted-                   Weighted-                   Weighted-
                                 Underlying      Average      Underlying     Average      Underlying     Average
                                   Shares     Exercise Price    Shares    Exercise Price    Shares    Exercise Price
                                 -----------------------------------------------------------------------------------

Outstanding, beginning of period     52,000           $11.17      32,000          $ 8.07      32,000           $8.07
 Granted                            210,973            23.72      20,000           16.13          --              --
 Exercised                          (16,000)            8.07          --              --          --              --
 Forfeited                           (6,000)           23.63          --              --          --              --
 Adjustment for five percent
  stock dividend (Note 11)           12,039               --          --              --          --              --
                                 ----------                   ----------                  ----------
Outstanding, end of period          253,012           $21.00      52,000          $11.17      32,000           $8.07
                                 ==========                   ==========                  ==========
Exercisable, end of period           46,200                       52,000                      32,000
Weighted-average fair value of
 options granted during fiscal
 year                                $22.83                      $ 16.13                     $    --


     The following table summarizes information for the stock options outstanding at June 26, 1998:

                                           Options Outstanding                                   Options Exercisable
                     --------------------------------------------------------------    -------------------------------------

                                          Weighted-Average
      Range of             Number             Remaining          Weighted-Average           Number        Weighted-Average
   Exercise Prices       Outstanding      Contractual Life        Exercise Price          Exercisable      Exercise Price
                     -------------------------------------------------------------------------------------------------------

 $7.69 to $15.36                37,800             2.33 years                $11.95             37,800                $11.95
 $15.36 to $25.60              215,212             9.22 years                 22.59              8,400                 22.38
                     -----------------                                                 ---------------
 $7.69 to $25.60               253,012             8.19 years                $21.00             46,200                $13.85
                     =================                                                 ===============

     The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost been determined consistent with SFAS 123 for the options granted, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below for the year ended June 26, 1998:


Net income             As reported                        $20,630
                                                          =======
                       Pro forma                          $20,357
                                                          =======

Earnings per share     As reported -- basic and diluted   $  1.93
                                                          =======
                       Pro forma -- basic                 $  1.91
                                                          =======
                       Pro forma -- diluted               $  1.90
                                                          =======

     The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998: expected volatility 30%, risk-free interest rate 5.09%, expected dividend yield of 1.25% and an expected life of 5 to 10 years depending on the option.

     On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan ("Phantom Plan") adopted by the Board of Directors on September 17, 1996. The Phantom Plan allows non-employee directors to receive directors fees in the form of common stock equivalent units. As of June 26, 1998, 373 units have been issued under the Phantom Plan. These units have been excluded from the above stock-based compensation disclosure due to their immaterial nature.

     The Company has a defined contribution profit sharing plan covering substantially all employees. Profit sharing plan benefits become fully vested after six years of service by the participant. Costs of the profit sharing plan are accrued and funded at the Company's discretion. Profit sharing expense for fiscal years 1998, 1997 and 1996 was approximately $4,599,000, $3,338,000 and
$3,692,000, respectively.

     The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share. The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five-year period, bearing interest at the Applicable Federal Rate (5.62% at June 26, 1998). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at June 26, 1998 was $12,000.

     On August 20, 1997, the Board of Directors adopted a Stock Purchase Plan ("Stock Purchase Plan") to enable employees of the Company and its subsidiaries to purchase up to 1,000,000 shares of common stock of the Company. The effective date of the Stock Purchase Plan is January 1, 1998 and the initial purchase period begins July 1, 1998.

10. EARNINGS PER SHARE

     A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except share and per share amounts):

                                                   1998         1997         1996
                                               -----------  -----------  -----------
Net income                                     $    20,630  $    16,983  $    14,040
                                               ===========  ===========  ===========

Weighted average shares outstanding -- basic    10,675,662   10,245,151   10,146,908
Effect of dilutive securities:
    Assumed exercise of stock options               18,524       12,017        5,395
                                               -----------  -----------  -----------
Weighted average shares outstanding -- diluted  10,694,186   10,257,168   10,152,303
                                               ===========  ===========  ===========

Earnings per share  basic and diluted          $      1.93  $      1.66  $      1.38
                                               ===========  ===========  ===========

     Options to purchase 6,666 shares of common stock granted under the 1997 Plan in the third and fourth quarters of the fiscal year were not included in the computation of diluted EPS, because the options' exercise price was greater than the average market price of the common stock. All of these options were still outstanding at June 26, 1998.


11. STOCK DIVIDENDS

     On August 28, 1997, the Board of Directors declared a ten percent stock dividend which was paid on October 1, 1997 to shareholders of record at the close of business on September 15, 1997. Additionally, on May 22, 1998, the Board of Directors declared a five percent stock dividend which was paid on August 3, 1998 to shareholders of record at the close of business on July 15, 1998. Per share amounts, dividends per share and weighted average shares outstanding have been restated in the accompanying financial statements to reflect the effect of these stock dividends. At the discretion of the Stock Option Committee, the stock options outstanding, as well as the options' exercise prices, were adjusted for the five percent stock dividend. The number of stock options outstanding, the number of stock options exercisable and the weighted-average exercise prices at June 26, 1998, as well as the weighted-average fair value of options granted during the fiscal year, have been restated.


12. LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS

     There were no subordinated notes outstanding at June 26, 1998. At June 27, 1997, liabilities subordinated to the claims of general creditors represent loans to NorAm. The loans are covered by agreements approved by the National Association of Securities Dealers ("NASD") and are thus available to the Company in computing net capital under the Rule. To the extent that such borrowings are required for the Company's continued compliance with the minimum net capital requirements, they may not be repaid. At June 27, 1997, subordinated notes include the following (in thousands):

        Due to officer, due 1/31/98, interest at 2%/(1)/        $  400
        Due to officer, due 2/28/98, interest at prime + 1/2%      500
        Due to officer, due 8/31/97, interest at prime + 1/2%      500
                                                                ------
                                                                $1,400
                                                                ======

(1) This subordinated note is related to secured demand notes receivable which bear interest at 2% and are collateralized by securities with a market value of approximately $9,457,000 at June 27, 1997.

13. COMMITMENTS AND CONTINGENCIES

     The Company leases its offices under noncancelable operating lease agreements. During fiscal 1998 and 1997, the Company entered into various noncancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for fiscal years 1998, 1997 and 1996 aggregated approximately $4,833,000, $3,172,000 and $2,543,000, respectively.

     At June 26, 1998, the future rental payments for the noncancelable leases for each of the following five fiscal years and thereafter follow (in thousands):

        Year ending:
             1999                                        $ 6,235
             2000                                          5,008
             2001                                          3,974
             2002                                          2,621
             2003                                          2,523
             Thereafter                                    4,550
                                                         -------
        Total payments due                               $24,911
                                                         =======

     On April 17, 1998, a judgment was entered against the Company in connection with a breach of contract lawsuit stemming from the 1995 acquisition of Barre. The judge awarded the counterparty approximately $40,000 in damages and approximately $1,700,000 in attorney's fees. The Company believes it has substantial grounds for appeal and has begun the appellate process. The Company also believes its reserves are adequate to cover the full amount of the judgment.

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


14. AFFILIATE TRANSACTIONS

     The Company, through its principal subsidiary, Southwest, provides accounting and administrative services for its subsidiaries and clears all customer transactions for BTS, Sovereign and NorAm. Westwood serves as the investment manager for the assets discussed in Note 2. Trust acts as an agent on behalf of Southwest in the direction of transactions related to these assets. In addition, Westwood serves as the investment manager of the common trust funds of Trust.


15. FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

     As part of its normal brokerage activities, the Company sells securities not yet purchased (short sales) for its own account. The establishment of short positions exposes the Company to off-statement of financial condition market risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices.

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


16. SUBSEQUENT EVENT

     The Parent owned a minority interest in Roundtable Partners, LLC, the predecessor of Knight/Trimark Group, Inc. ("Knight"), which filed an S-1 registration statement with the U.S. Securities and Exchange Commission on May 1, 1998 for an initial public offering of stock. Subsequent to the offering, which closed on July 10, 1998, the Parent owned approximately 1.7 million shares of Knight. The asset will be classified as marketable equity securities available for sale, and the unrealized holding gains or losses, net of tax, will be recorded as a separate component of stockholders' equity on the consolidated statement of financial condition in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At August 28, 1998, the stock in Knight was valued at approximately $13.3 million and the unrealized holding gain, net of tax, totaled approximately $8.4 million.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Securities Group, Inc. and subsidiaries as of June 26, 1998 and June 27, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 26, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG Peat Marwick LLP


Dallas, Texas
July 31, 1998

SCHEDULE I - Condensed Financial Information of Registrant



               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                  Condensed Statements of Financial Condition
                  -------------------------------------------
                        June 26, 1998  and June 27, 1997
                                 (In thousands)


ASSETS                                       1998          1997
------                                     --------      --------

Investment in subsidiaries, at equity      $ 98,258      $ 92,807
Notes receivable from subsidiary             19,700        16,700
Other assets                                 12,958         3,483
                                           --------      --------
                                           $130,916      $112,990
                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Loans payable                              $     --      $  4,000
Other liabilities                             5,449         2,062
Stockholders' equity                        125,467       106,928
                                           --------      --------
                                           $130,916      $112,990
                                           ========      ========

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                      Condensed Statements of Income and
                       -----------------------------------
                              Stockholders' Equity
                              --------------------
           Years Ended June 26, 1998, June 27, 1997 and June 28, 1996
                                 (In thousands)


                                                                1998                1997                1996
                                                          --------------      --------------      --------------
Revenues - Interest and other income                            $  6,361            $  2,941             $ 3,211
                                                          --------------      --------------      --------------

Expenses:
     Interest expense                                                 90                  23                   2
     Other expenses                                                3,293               1,972                 780
                                                          --------------      --------------      --------------
                                                                   3,383               1,995                 782
                                                          --------------      --------------      --------------
Income before income tax expense
     and equity in earnings of subsidiaries                        2,978                 946               2,429
Income tax expense                                                (1,183)               (400)             (1,189)
                                                          --------------      --------------      --------------

Income before equity in earnings of subsidiaries                   1,795                 546               1,240
Equity in earnings of subsidiaries                                18,835              16,437              12,800
                                                          --------------      --------------      --------------
     Net income                                                   20,630              16,983              14,040

Stockholders' equity at beginning of year                        106,928              84,449              71,541
Net proceeds from issuance of common stock                            --                  --                 250
Issuance of common stock for acquisition                              --               7,134                  --
Proceeds from employees for Employee Stock Purchase Plan             125                 141                  98
Dividends                                                         (2,441)             (1,779)             (1,406)
Exercise of stock options                                            225                  --                  --
Purchase of treasury stock                                            --                  --                 (74)
                                                          --------------      --------------      --------------
Stockholders' equity at end of year                             $125,467            $106,928             $84,449
                                                          ==============      ==============      ==============

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Condensed Financial Information of Registrant

                       Condensed Statements of Cash Flows
                       ----------------------------------
           Years Ended June 26, 1998, June 27, 1997 and June 28, 1996
                                 (In thousands)

                                                                        1998                 1997                 1996
                                                                 ---------------      ---------------      ---------------

Cash flows from operating activities:
     Net income                                                         $ 20,630             $ 16,983             $ 14,040
     Adjustments:
          Depreciation and amortization                                      303                   --                  175
          Undistributed equity in earnings of subsidiaries               (10,180)             (20,695)             (12,800)
          Other                                                            3,528                  186                  887
                                                                 ---------------      ---------------      ---------------
               Net cash provided by (used in) operating
                activities                                                14,281               (3,526)               2,302
                                                                 ---------------      ---------------      ---------------
Cash flows from investing activities:
     Proceeds from (payments on) notes and other
          accounts with subsidiaries                                      (8,800)               1,515                 (847)
     Purchase of investments                                                  --                   --                 (367)
                                                                 ---------------      ---------------      ---------------
               Net cash provided by (used in) investing
                activities                                                (8,800)               1,515               (1,214)
                                                                 ---------------      ---------------      ---------------
Cash flows from financing activities:
     Net change in short-term borrowings                                  (4,000)               4,000                   --
     Proceeds from employees for Employee Stock Purchase Plan                125                  141                   98
     Purchase of treasury stock                                               --                   --                  (74)
     Net proceeds from exercise of stock options                             225                   --                   --
     Net proceeds from issuance of common stock                               --                   --                  250
     Payment of cash dividends on common stock                            (1,831)              (2,130)              (1,362)
                                                                 ---------------      ---------------      ---------------
               Net cash provided by (used in) financing
                activities                                                (5,481)               2,011               (1,088)
                                                                 ---------------      ---------------      ---------------
Net change in cash                                                            --                   --                   --
Cash at beginning of year                                                      1                    1                    1
                                                                 ---------------      ---------------      ---------------
Cash at end of year                                                     $      1             $      1             $      1
                                                                 ===============      ===============      ===============

---------------
Note: During 1997, the Company issued common stock valued at $7,134,000 related to an acquisition. At June 26, 1998, goodwill amounting to $4,729,000 was transferred to the Company from NorAm Investment Services, Inc., a wholly owned subsidiary.