Form 10-Q
period 1998-09-25
SOUTHWEST SECURITIES GROUP INC
filed 1998-11-09
CIK 878520

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 25, 1998
                        Commission file number 0-19483


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

                                  Yes  X    No
                                      ---

As of November 6, 1998, there were 10,678,406 shares of the registrant's common stock, $.10 par value, outstanding.

================================================================================

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     INDEX




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition
  September 25, l998 and June 26, l998

Consolidated Statements of Income and Comprehensive Income
  For the three months ended September 25, l998 and September 26, l997

Consolidated Statements of Cash Flows
  For the three months ended September 25, l998 and September 26, l997

Notes to Consolidated Financial Statements

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                     September 25, l998 and June 26, l998
              (In thousands, except par values and share amounts)

                                                                            September                          June
                                                                            (Unaudited)
                                                                      ----------------------           ---------------------
ASSETS
Cash                                                                      $           15,029               $          13,706
Assets segregated for regulatory purposes                                            239,696                         130,728
Marketable equity securities, at market value                                         15,597                               -
Receivable from brokers, dealers and clearing organizations                        1,978,433                       2,365,635
Receivable from clients, net                                                         571,731                         648,464
Securities owned, at market value                                                     35,438                          32,144
Other assets                                                                          29,638                          29,429
                                                                      ----------------------           ---------------------
                                                                          $        2,885,562               $       3,220,106
                                                                      ======================           =====================

LIABILITIES & STOCKHOLDERS' EQUITY
Short-term borrowings                                                     $                -                $              -
Payable to brokers, dealers and clearing organizations                             1,886,187                       2,293,731
Payable to clients                                                                   774,115                         720,813
Securities sold not yet purchased, at market value                                    10,203                           1,662
Drafts payable                                                                        37,672                          41,688
Other liabilities                                                                     38,055                          36,745
                                                                      ----------------------           ---------------------
                                                                                   2,746,232                       3,094,639

Minority interest in consolidated subsidiary                                             100                               -

Stockholders' equity:
Preferred stock of $1.00 par value.  Authorized 100,000
  shares; none issued                                                                      -                               -
Common stock of $.10 par value.  Authorized 20,000,000 shares;
  issued 10,687,583 and outstanding 10,678,406 shares at
  September 25, 1998 and June 26, 1998                                                 1,069                           1,069
Additional paid-in capital                                                            69,462                          69,462
Unrealized holding gain, net of tax                                                    9,857                               -
Retained earnings                                                                     58,956                          55,022
Receivable from employees under the Employee Stock Purchase Plan                         (40)                            (12)
Treasury stock (9,177 shares, at cost)                                                   (74)                            (74)
                                                                      ----------------------           ---------------------

     Total stockholders' equity                                                      139,230                         125,467
                                                                      ----------------------           ---------------------
Commitments and contingencies                                             $        2,885,562               $       3,220,106
                                                                      ======================           =====================



See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income
      For the three months ended September 25, 1998 and September 26, 1997
               (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                ----------------------------------------------
                                                                         1998                      1997
                                                                --------------------       -------------------
Net revenues from clearing operations                                    $     8,094               $     6,707
Commissions                                                                   14,409                    13,887
Interest                                                                      35,847                    34,378
Investment banking, advisory and administrative fees                           7,584                     4,376
Net gains on principal transactions                                            3,762                     3,138
Other                                                                          3,501                     2,810
                                                                --------------------       -------------------
                                                                              73,197                    65,296
                                                                --------------------       -------------------

Commissions and other employee compensation                                   25,863                    20,326
Interest                                                                      24,029                    24,308
Occupancy, equipment and computer service costs                                4,739                     3,888
Communications                                                                 2,912                     3,158
Floor brokerage and clearing organization charges                              1,465                     1,255
Other                                                                          6,833                     4,576
                                                                --------------------       -------------------
                                                                              65,841                    57,511
                                                                --------------------       -------------------
Income before income taxes                                                     7,356                     7,785

Income taxes                                                                   2,673                     2,740
                                                                --------------------       -------------------

Net income                                                                     4,683                     5,045

Other comprehensive income  unrealized holding gains
  arising during period, net of tax                                            9,857                         -
                                                                --------------------       -------------------

Comprehensive income                                                     $    14,540               $     5,045
                                                                ====================       ===================

Earnings per share - basic                                               $       .44               $       .47
                                                                ====================       ===================
Weighted average shares outstanding - basic                               10,678,406                10,664,892
                                                                ====================       ===================
Earnings per share - diluted                                             $       .44               $       .47
                                                                ====================       ===================
Weighted average shares outstanding - diluted                             10,688,590                10,674,890
                                                                ====================       ===================

See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
     For the three months ended September 25, 1998 and September 26, 1997
                                (In thousands)
                                  (Unaudited)

                                                                                  1998                            1997
                                                                           ------------------            -------------------
Cash flows from operating activities:
  Net income                                                                   $        4,683                    $       5,045
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                      871                              884
       Provision for doubtful accounts                                                    146                                -
       Deferred income taxes                                                               21                              183
       Decrease (increase) in assets segregated for regulatory purposes              (108,968)                         187,506
       Net change in broker, dealer and clearing organization accounts                (20,342)                          14,708
       Net change in client accounts                                                  129,889                         (176,373)
       Increase in securities owned                                                    (3,294)                          (3,280)
       Increase in other assets                                                          (890)                          (1,394)
       Increase (decrease) in securities sold not yet purchased                         8,541                           (1,062)
       Increase (decrease) in drafts payable                                           (4,016)                           5,609
       Increase (decrease) in other liabilities                                        (4,141)                             196
                                                                        ---------------------             --------------------
          Net cash provided by operating activities                                     2,500                           32,022
                                                                        ---------------------             --------------------


Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                            (639)                            (864)
                                                                        ---------------------             --------------------
          Net cash used in investing activities                                          (639)                            (864)
                                                                        ---------------------             --------------------

Cash flows from financing activities:
  Proceeds from short term borrowings                                                       -                              102
  Payment on liabilities subordinated to the claims of
   general creditors                                                                        -                             (500)
  Net change in receivable from employees for Employee
      Stock Purchase Plan                                                                 (28)                              11
  Net proceeds from exercise of stock options                                               -                              225
  Payment of cash dividend on common stock                                               (610)                            (609)
  Proceeds from issuance of stock of consolidated subsidiary                              100                                -
                                                                        ---------------------             --------------------
         Net cash used in financing activities                                           (538)                            (771)
                                                                        ---------------------             --------------------

Net increase in cash                                                                    1,323                           30,387
Cash at beginning of period                                                            13,706                           10,745
                                                                        ---------------------             --------------------
Cash at end of period                                                          $       15,029                    $      41,132
                                                                        =====================             ====================

See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

GENERAL AND BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its wholly owned subsidiaries, (collectively, the "Company"), Southwest Securities, Inc. ("Southwest"), Brokers Transaction Services, Inc. ("BTS"), Southwest Investment Advisors, Inc. ("Advisors"), Westwood Trust ("Trust"), Westwood Management Corporation ("Westwood"), SW Capital Corporation ("Capital"), SWST Computer Corporation ("Computer Corp.") Sovereign Securities, Inc. ("Sovereign") and NorAm Investment Services, Inc. ("NorAm"). Southwest, BTS, Sovereign and NorAm are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of September 25, 1998, and for the three month periods ended September 25, 1998 and September 26, 1997, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 26, 1998 filed on Form 10-K. Amounts included for June 26, 1998 are from the audited consolidated financial statements as filed on Form 10-K.


CASH FLOW REPORTING

Cash paid for interest was $36,420,000 and $23,233,000 for the periods ended September 25, 1998 and September 26, 1997, respectively. Cash paid for income taxes was $3,075,000 and $2,400,000 in 1998 and 1997, respectively.

In a non-cash transaction, the Parent received approximately 1.7 million common shares of Knight/Trimark Group, Inc. ("Knight") subsequent to Knight's initial public offering completed July 10, 1998.


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130
 "REPORTING COMPREHENSIVE INCOME"

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the first quarter of fiscal 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a set of general-purpose financial statements. In accordance with SFAS 130, the unrealized holding gain on the investment in Knight, net of tax, is presented as a component of comprehensive income in the consolidated statements of income and comprehensive income. There were no items of comprehensive income that required reclassification in the comparative prior year financial statements presented herein.


SECURITIES PURCHASED UNDER AGREEMENT TO RESELL (REVERSE REPURCHASE AGREEMENTS)

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


ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 25, 1998, the Company had a certificate of deposit of $876,000, reverse repurchase agreements of $156,015,000 and U.S. Treasury securities with a market value of $82,805,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $156,514,000. At June 26, 1998, the Company had U.S. Treasury securities with a market value of $59,515,000 and reverse repurchase agreements of $71,213,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $71,871,000 at June 26, 1998.


MARKETABLE EQUITY SECURITIES

The investment in Knight is classified as marketable equity securities available for sale, and the unrealized holding gains, net of tax, are recorded as a separate component of stockholders' equity on the consolidated statements of financial condition. Realized gains and losses, if any, are recorded using the specific identification method. There were no realized gains or losses in the first quarter of fiscal 1999.

The following summarizes the cost and fair value of the investment in Knight at September 25, 1998 (in thousands):

                                                                     Gross               Gross
                                                                   Unrealized         Unrealized            Fair
                                                 Cost                Gains              Losses              Value
                                        -------------------------------------------------------------------------------
Marketable equity securities                    $         432              15,165             -            $     15,597
                                        ===============================================================================


RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At September 25, l998 and June 26, l998, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

                                                  September                       June
                                           ----------------------        ---------------------
          Receivable:
            Securities failed to deliver      $            21,140          $            18,880
            Securities borrowed                         1,888,091                    2,229,587
            Correspondent broker/dealers                   39,016                       62,673
            Clearing organizations                          1,177                        1,245
            Other                                          29,009                       53,250
                                           ----------------------        ---------------------
                                              $         1,978,433          $         2,365,635
                                           ======================        =====================

                                                  September                       June
                                           ----------------------        ---------------------
          Payable:
            Securities failed to receive      $            20,708          $            45,956
            Securities loaned                           1,846,497                    2,227,874
            Correspondent broker/dealers                   10,716                       11,300
            Other                                           8,266                        8,601
                                           ----------------------        ---------------------
                                              $         1,886,187          $         2,293,731
                                           ======================        =====================


SHORT-TERM BORROWINGS

The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at September 25, 1998 or June 26, 1998 on these credit arrangements.

In addition to the broker loans lines, the Company has a $20,000,000 unsecured line of credit which is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this secured line of credit at September 25, 1998 and June 26, 1998.

At September 25, 1998 and June 26, 1998, the Company had no repurchase agreements outstanding.


MINORITY INTEREST

Southwest has issued 100 shares of Series A Preferred Stock at $1,000 per share to certain qualified broker/dealers. Qualified broker/dealers are broker/dealers registered under the 1934 Act who clear their proprietary transactions through Southwest and who represent that they are subject to net capital rules of the SEC and other self-regulatory organizations to which such broker/dealers report. A total of 5,000 shares of Series A Preferred Stock are reserved for issuance to such broker/dealers. This investment by third-parties in Southwest is classified as Minority Interest in Consolidated Subsidiary on the Consolidated Statements of Financial Position.


NET CAPITAL REQUIREMENTS

The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At September 25, 1998, Southwest had net capital of $83,482,000, or approximately 12% of aggregate debit balances, which is $69,607,000 in excess of its minimum net capital requirement of $13,875,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 25, 1998, Southwest had net capital of $48,795,000 in excess of 5% of aggregate debit items.

BTS, Sovereign and NorAm follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintainance of minimum net capital of $250,000. At September 25, 1998, BTS had net capital of approximately $317,000 which is $67,000 in excess of the minimum net capital requirement. Sovereign had net capital of approximately $530,000 which is $280,000 in excess of the minimum net capital requirement at September 25, 1998. In addition, NorAm had net capital of approximately $607,000 which is $357,000 in excess of the minimum net capital requirement at September 25, 1998.

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $2,593,000, which is $1,593,000 in excess of its minimum capital requirement at September 25, 1998.


EMPLOYEE BENEFITS

At September 25, 1998, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1996 Plan was adopted by the Board of Directors on September 17, 1996 and approved by the shareholders on November 6, 1996. The 1996 Plan reserves 1,000,000 shares of the Company's common stock for issuance to eligible employees of the Company or its subsidiaries, as well as to non-employee members of the Board of Directors. Options granted under the 1996 Plan have a maximum ten-year term, and the vesting period is determined on an individual basis by the Stock Option Committee. At September 25, 1998, there were approximately 439,000 options outstanding under the 1996 Plan.

On August 20, 1997, the Board of Directors approved the 1997 Plan, which reserves 150,000 shares of the Company's common stock for eligible employees or potential employees of the Company or its subsidiaries.

Officers and directors are not eligible to receive options under the 1997 Plan. At September 25, 1998, there were approximately 17,000 options outstanding under the 1997 Plan. The Company also has approximately 17,000 options outstanding that were granted on May 25, 1995 in conjunction with the acquisition of Barre & Company, Inc. ("Barre Options"). These options were vested immediately upon grant and have a five-year term.

On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan ("Phantom Plan") adopted by the Board of Directors on September 17, 1996. The Phantom Plan allows non-employee directors to receive directors fees in the form of common stock equivalent units. As of September 25, 1998, 791 units have been issued under the Phantom Plan. These units have been excluded from the calculation of weighted average shares outstanding due to their immaterial nature.

The Company has a defined contribution profit sharing plan covering substantially all employees. Profit sharing plan benefits become fully vested after six years of service by the participant. Costs of the profit sharing plan are accrued and funded at the Company's discretion.

The Company adopted an Employee Stock Purchase Plan ("Plan") as of August 30, 1994 to enable employees of the Company to purchase up to 468,227 shares of common stock of the Company. Substantially all full-time employees were eligible to purchase a minimum of $2,500 up to a maximum of $50,000 of the common stock, subject to certain limitations, at a price of $6.89 per share.
The terms of the Plan provide that the Company will loan the full purchase price of the stock to the employee under a promissory note due in monthly installments over a five-year period, bearing interest at the Applicable Federal Rate (4.95% at September 25, 1998). A total of 61,122 shares were sold under the terms of the Plan, resulting in loans to employees of $421,000. The amount outstanding under these notes at September 25, 1998 was $40,000.

On August 20, 1997, the Board of Directors adopted a Stock Purchase Plan ("Stock Purchase Plan") to enable employees of the Company and its subsidiaries to purchase up to 1,000,000 shares of common stock of the Company. The initial purchase period began July 1, 1998.


EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except share and per share amounts):

                                                          1998                      1997
                                                 ---------------------     ---------------------
Net income                                                 $     4,683               $     5,045
                                                 =====================     =====================

Weighted average shares outstanding  basic                  10,678,406                10,664,892
Effect of dilutive securities:
    Assumed exercise of stock options                           10,184                     9,998
                                                 ---------------------     ---------------------
Weighted average shares outstanding  diluted                10,688,590                10,674,890
                                                 =====================     =====================

Earnings per share  basic and diluted                      $       .44               $       .47
                                                 =====================     =====================

As of September 25, 1998, 21,000 options issued under the 1996 Plan, 2,500 options issued under the 1997 Plan and all outstanding Barre Options were dilutive and were included in the calculation of weighted average shares outstanding diluted. All other outstanding options were anti-dilutive at September 25, 1998.


STOCK DIVIDEND
On May 22, 1998, the Board of Directors declared a five percent stock dividend which was paid on August 3, 1998 to shareholders of record at the close of business on July 15, 1998.

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

RESULTS OF OPERATIONS

During the first quarter of fiscal 1999, net income totaled $4,683,000, a decrease of $362,000, or 7%, from the same period in fiscal 1998. The following is a summary of increases (decreases) in categories of net revenues and operating expenses between the first quarter of fiscal 1999 and the first quarter of fiscal 1998 (in thousands):


                                                       Amount        Percent
                                                   ----------------------------
Net revenues:
     Net revenues from clearing operations            $    1,387           21%
     Commissions                                             522            4%
     Net interest                                          1,748           17%
     Investment banking, advisory and
       administrative fees                                 3,208           73%
     Net gains on principal transactions                     624           20%
     Other                                                   691           25%
                                                   -------------
                                                           8,180           20%
                                                   -------------
Operating expenses:
     Commissions and other employee compensation           5,537           27%
     Occupancy, equipment and computer service
        costs                                                851           22%
     Communications                                         (246)          (8%)
     Floor brokerage and clearing organizations
       charges                                               210           17%
     Other                                                 2,257           49%
                                                   -------------
                                                           8,609           26%
                                                   -------------
Income before income taxes                            $     (429)          (6%)
                                                   =============

Net Revenues from Clearing Operations. Net revenues from clearing increased $1,387,000, or 21%, from the first quarter of fiscal 1998 to 1999, primarily as a result of an increase in total transaction volumes. Total transactions processed in the first quarter of fiscal 1999 increased to approximately 3.1 million from approximately 1.3 million in the same quarter of fiscal 1998. Turbulent market conditions in the first quarter of fiscal 1999 lead to heavy trading volume in securities markets. The rate of increase in transactions processed has outpaced the increase in revenues from clearing as the Company has increased the number of high-volume trading Correspondents in its customer base. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule.

Commissions. Commissions from the Company's client transactions increased $522,000 to $14,409,000, an increase of 4% when compared with revenues in the first quarter of fiscal 1998 of $13,887,000. This increase is attributable to continued growth in the Brokers Transaction Services ("BTS") independent contractor network. The increase in BTS commissions was primarily related to an increase in the number of independent contractor sales representatives to 693 from 662 at September 25, 1998 and September 26, 1997, respectively.

Net Interest Income. Net interest income continues to be a stable, growing source of earnings. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rate it earns on those assets compared with the cost of funds. The components of interest earnings are as follows (in thousands):


                                                       September 25,            September 26,
                                                            1998                     1997
                                                       ----------------------------------------
Interest revenue:
     Customer margin accounts                              $    11,812              $     9,373
     Assets segregated for regulatory purposes                   1,929                    2,824
     Stock borrowed                                             20,085                   20,095
     Other                                                       2,021                    2,086
                                                       ---------------          ---------------
                                                                35,847                   34,378
                                                       ---------------          ---------------

Interest expense:
     Customer funds on deposit                                   7,502                    7,689
     Stock loaned                                               16,127                   15,759
     Other                                                         400                      860
                                                       ---------------          ---------------
                                                                24,029                   24,308
                                                       ---------------          ---------------
Net interest                                               $    11,818              $    10,070
                                                       ===============          ===============


In the first quarter of fiscal 1999, net interest income accounted for 24% of the Company's net revenue, while in the first quarter of fiscal 1998, net interest income was 25% of net revenue.

Interest income from customer accounts increased $2,439,000, or 26%, in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 primarily due to increases in margin account balances as favorable market conditions coupled with comparatively low interest rates made margin borrowing popular. Average margin balances were approximately $530,000,000 and $444,000,000 in the first quarters of fiscal 1999 and 1998, respectively, an increase of 19%. Interest expense related to customer funds on deposit in the first quarter of fiscal 1999 decreased $187,000, or 2%, over the comparable fiscal 1998 quarter due to an decrease in the average balances of customer funds on deposit. Average customer funds on deposit decreased $21,000,000 to approximately $599,000,000 in the first quarter of fiscal 1999 versus approximately $620,000,000 in the first quarter of fiscal 1998.

In July 1998, the Company transferred approximately $190 million of its customer funds on deposit to a money market mutual fund program for which the Company acts as underwriter through its BTS subsidiary. The transfers occurred as a result of the Company's offering new cash management products to qualified plan customers. The resultant decrease in average customer credit balances caused a corresponding decrease in assets segregated for regulatory purposes in the first quarter of fiscal 1998. Interest income from these assets declined $895,000, or 32%, in the first quarter of fiscal 1999 versus the first quarter of fiscal 1998 as the average balance of these assets decreased to approximately $147,000,000 in 1998 versus approximately $209,000,000 in 1998.

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. Investment banking, advisory and administrative fees increased $3,208,000, or 73%, to $7,584,000 when compared to $4,376,000 in the first quarter of fiscal 1998 due to increases in fees from both municipal finance and investment advisory businesses. Advisory fees earned on investment management increased as assets under management at September 25, 1998 were approximately $3.1 billion versus $2.4 billion at September 26, 1997.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the first quarter of fiscal 1999, commissions and other employee compensation expense increased $5,537,000, or 27%, compared to the comparable quarter in the prior year. This was principally due to (1) increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues; (2) increased headcount among the Company's independent contractor network; and (3) the addition of 62 full-time employees. The number of employees increased to 787 at September 25, 1998 compared to 725 at September 26, 1997.

Occupancy, Equipment and Computer Service Expenses. Occupancy, equipment and computer service expenses increased $851,000, or 22%, during the first quarter of fiscal 1999 primarily due to upgrades in computer processing equipment.

Other Expenses. In the first quarter of fiscal 1999, other expenses increased $2,257,000, or 49%, to $6,833,000, primarily due to increases in contract labor, professional service and promotional expenses. Contract labor and professional service expenses relate to, among other things, the Company's involvement in developing Year 2000 compliant software (see YEAR 2000 discussion below).


FINANCIAL CONDITION

The Parent owned a minority interest in Roundtable Partners, LLC, the predecessor of Knight/Trimark Group, Inc. ("Knight"), which filed an S-1 registration statement with the U.S. Securities and Exchange Commission on May 1, 1998 for an initial public offering of stock. Subsequent to the offering, which closed on July 10, 1998, the Parent owned approximately 1.7 million shares of Knight. The asset is classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as a separate component of stockholders' equity on the consolidated statements of financial condition in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


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

Net cash provided by operating activities during the current period was $2,500,000. Cash was provided by fluctuations in client accounts.

The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. There were no amounts outstanding at September 25, 1998 on these credit arrangements. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of the Company. In addition to the broker loan lines, the Company also has a $20,000,000 unsecured line of credit which is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at September 25, 1998 under this unsecured line of credit.

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

The primary financial system used for financial reporting purposes for the Company was replaced during fiscal 1998 to prepare for Year 2000 as well as to derive other benefits from the financial reporting system. Additional updates to this system are being installed in the second quarter of fiscal 1999 to correct some Year 2000 issues found in that system.

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

The Company has been working on the CSS project since 1992, as implementation of this system was in process before the Company began assessment of critical Year 2000 issues. In fiscal 1997, the Company accelerated the pace of the CSS project so that it would be available as the Year 2000 solution for the SIS
system.    Through fiscal 1997 and 1998, costs associated with the joint venture, including personnel, hardware, software and related costs, were approximately $4 million. During fiscal 1997 and 1998, the Company incurred an additional $1 million in costs related to the Year 2000 project primarily related to compensation and benefits, software upgrades and hardware replacement for financial and other systems. In the first quarter of fiscal 1999, the Company has incurred an additional $1.3 million in expenses related to the CSS project and other Year 2000 initiatives.

The Company expects to incur additional costs in the remainder of fiscal 1999 for the implementation of the CSS software, as well as costs to remediate and replace other systems. These costs will be funded out of working capital and substantially all will be expensed. The costs for remediation of systems are not expected to exceed $3 million. The budgeted expenditures include compensation and benefits for IT and other operational staff, consulting services, software purchases and other remediation costs. Implementation of the CSS system should result in the reduction of certain existing hardware and software lease, maintenance and licensing costs.

Despite the Company's best efforts to ready its systems and infrastructure for the Year 2000, there are many factors outside of the Company's control that could affect readiness for the Year 2000. The CSS system is the Company's primary solution to the Year 2000 for its main operating system. While the Company is reasonably certain that Year 2000-compliance will be accomplished by this system, there could be other operational issues regarding this system that prevent the Company from implementing the CSS system quickly enough to solve the Year 2000-compliance issue. If these types of issues occur and remain unresolved, the Company could be required to implement a contingency plan for Year 2000 compliance. While the Company has not completely finalized its contingency plans, the Company will select from several alternative plans including remediation of SIS, installation of other third party vendor software or some combination of alternatives. In the first quarter of fiscal 1999, the Company began the process of remediating certain aspects of the SIS system.

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

None Reportable (Per Instructions to Form 10-Q)

Item 3.   Defaults upon Senior Securities

None Reportable (Per Instructions to Form 10-Q)

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

On September 30, 1998, the Company filed a Form S-8 with the Securities and Exchange Commission to register the shares of common stock reserved under the Southwest Securities Group, Inc. Stock Option Plan, the Southwest Securities Group, Inc. 1997 Stock Option Plan, Southwest Securities Group, Inc. Stock Purchase Plan and miscellaneous employee options outstanding.

Item 6.   Exhibits and Reports on Form 8-K


EXHIBITS

10.1  Executive Compensation

The information required by this item regarding Executive compensation is incorporated by reference to pages 8 through 11 of the Company's Proxy Statement dated September 24, 1998 which was filed with the Commission pursuant to Regulation 240.14a (6) (c) prior to October 24, 1998.

27    Financial Data Schedule


REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Southwest Securities Group, Inc.
                                     ------------------------------------------
                                     (Registrant)


November 9, 1998                     /S/ David Glatstein
----------------                     ------------------------------------------
Date                                 (Signature)
                                     David Glatstein
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


November 9, 1998                     /S/ Stacy M. Hodges
----------------                     ------------------------------------------
Date                                 (Signature)
                                     Stacy M. Hodges
                                     Treasurer and Chief Financial Officer
                                     (Principal Financial Officer)


November 9, 1998                     /S/ Laura Leventhal
----------------                     ------------------------------------------
Date                                 (Signature)
                                     Laura Leventhal
                                     Controller
                                     (Principal Accounting Officer)