Form 10-Q
period 1998-12-31
SOUTHWEST SECURITIES GROUP INC
filed 1999-02-16
CIK 878520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                        Commission file number 0-19483


                       SOUTHWEST SECURITIES GROUP, INC.
            (Exact name of registrant as specified in its charter)


                       Delaware                    75-2040825
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)     Identification No.)

      1201 Elm Street, Suite 3500, Dallas, Texas     75270
       (Address of principal executive offices)    (Zip Code)


      Registrant's telephone number, including area code  (214) 859-1800


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

                        Yes   X               No

As of February 7, 1999, there were 10,697,959 shares of the registrant's common stock, $.10 par value, outstanding.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     Index



PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Financial Condition
      December 31, l998 and June 26, l998

     Consolidated Statements of Income and Comprehensive Income
      For the three and six months ended December 31, l998 and December 31, l997

     Consolidated Statements of Cash Flows
      For the six months ended December 31, l998 and December 31, l997

     Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                      December 31, l998 and June 26, l998
              (In thousands, except par values and share amounts)


                                                                                          December                June
                                                                                        (Unaudited)
                                                                                        -----------            ----------
                                     Assets
Cash                                                                                     $   15,148            $   13,706
Assets segregated for regulatory purposes                                                   312,716               130,728
Marketable equity securities, at market value                                                40,092
Receivable from brokers, dealers and clearing organizations                               2,116,948             2,365,635
Receivable from clients, net                                                                545,458               648,464
Securities owned, at market value                                                            52,034                32,144
Other assets                                                                                 32,895                29,429
                                                                                        -----------            ----------
                                                                                         $3,115,291            $3,220,106
                                                                                        ===========            ==========

                      Liabilities and Stockholders' Equity
Short-term borrowings                                                                    $   14,900            $
Payable to brokers, dealers and clearing organizations                                    2,012,582             2,293,731
Payable to clients                                                                          821,693               720,813
Securities sold not yet purchased, at market value                                            5,553                 1,662
Drafts payable                                                                               50,041                41,688
Other liabilities                                                                            49,871                36,745
                                                                                        -----------            ----------
                                                                                          2,954,640             3,094,639

Minority interest in consolidated subsidiary                                                    100                     -

Stockholders' equity:
 Preferred stock of $1.00 par value.  Authorized 100,000
   shares; none issued                                                                            -                     -
 Common stock of $.10 par value.  Authorized 20,000,000 shares;
   issued 10,687,583 and outstanding 10,678,406 shares at
   December 31, 1998 and June 26, 1998                                                        1,069                 1,069
 Additional paid-in capital                                                                  69,462                69,462
 Unrealized holding gain, net of tax                                                         25,778                     -
 Retained earnings                                                                           64,351                55,022
 Receivable from employees under the Employee Stock Purchase Plan                               (35)                  (12)
 Treasury stock (9,177 shares, at cost)                                                         (74)                  (74)
                                                                                        -----------            ----------

       Total stockholders' equity                                                           160,551               125,467
                                                                                        -----------            ----------
Commitments and contingencies
                                                                                         $3,115,291            $3,220,106
                                                                                        ===========            ==========


See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

          Consolidated Statements of Income and Comprehensive Income
  For the three and six months ended December 31, 1998 and December 31, 1997
              (In thousands, except per share and share amounts)
                                  (Unaudited)



                                                                          Three Months Ended                  Six Months Ended
                                                                       1998                1997            1998             1997
                                                                    ---------------------------------------------------------------

Net revenues from clearing operations                               $     9,415       $     6,374       $    17,509     $    13,081
Commissions                                                              16,109            15,367            30,518          29,254
Interest                                                                 35,816            36,535            71,663          70,913
Investment banking, advisory and administrative fees                      7,237             6,552            14,821          10,928
Net gains on principal transactions                                       7,166             3,174            10,928           6,312
Other                                                                     3,553             2,463             7,054           5,273
                                                                    ---------------------------------------------------------------
                                                                         79,296            70,465           152,493         135,761
                                                                    ---------------------------------------------------------------

Commissions and other employee compensation                              28,223            21,703            54,086          42,029
Interest                                                                 24,111            25,679            48,140          49,987
Occupancy, equipment and computer service costs                           4,805             4,107             9,544           7,995
Communications                                                            3,451             2,975             6,363           6,133
Floor brokerage and clearing organization charges                         1,354             1,206             2,819           2,461
Other                                                                     8,001             6,390            14,834          10,966
                                                                    ---------------------------------------------------------------
                                                                         69,945            62,060           135,786         119,571
                                                                    ---------------------------------------------------------------
Income before income taxes                                                9,351             8,405            16,707          16,190

Income taxes                                                              3,209             3,015             5,882           5,755
                                                                    ---------------------------------------------------------------

Net income                                                                6,142             5,390            10,825          10,435

Other comprehensive income - unrealized holding
  gains arising during period, net of tax                                15,921                 -            25,778               -
                                                                    ---------------------------------------------------------------

Comprehensive income                                                $    22,063       $     5,390       $    36,603     $    10,435
                                                                    ===============================================================

Earnings per share - basic                                                 $.58              $.50             $1.01            $.98
                                                                    ===============================================================

Earnings per share - diluted                                               $.57              $.50             $1.01            $.98
                                                                    ===============================================================
Weighted average shares outstanding - basic                          10,678,406        10,678,485        10,678,406      10,671,870
                                                                    ===============================================================
Weighted average shares outstanding - diluted                        10,687,169        10,693,913        10,687,858      10,684,655
                                                                    ===============================================================

See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
       For the six months ended December 31, 1998 and December 31, 1997
                                (In thousands)
                                 (Unaudited)


                                                                                           1998                     1997
                                                                                         ---------                ---------
Cash flows from operating activities:
  Net income                                                                             $  10,825                $  10,435
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization                                                         1,681                    1,591
       Provision for doubtful accounts                                                        (307)                     711
       Deferred income taxes                                                                  (205)                    (531)
       Decrease (increase) in assets segregated for regulatory purposes                   (181,988)                 236,733
       Net change in broker, dealer and clearing organization accounts                     (32,462)                  24,281
       Net change in client accounts                                                       204,405                 (218,548)
       Increase in securities owned                                                        (19,890)                  (2,215)
       Decrease (increase) in other assets                                                  (4,203)                      41
       Increase (decrease) in securities sold not yet purchased                              3,891                   (2,670)
       Increase in drafts payable                                                            8,353                   17,055
       Increase (decrease) in other liabilities                                               (359)                   5,086
                                                                                         ---------                ---------
          Net cash provided by (used in) operating activities                              (10,259)                  71,969
                                                                                         ---------                ---------


Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                               (1,169)                  (1,066)
                                                                                         ---------                ---------
          Net cash used in investing activities                                             (1,169)                  (1,066)
                                                                                         ---------                ---------

Cash flows from financing activities:
  Proceeds from (payments on) short term borrowings                                         14,900                   (4,000)
  Payment on liabilities subordinated to the claims of general creditors                         -                   (1,400)
  Net change in receivable from employees for Employee
      Stock Purchase Plan                                                                      (23)                      30
  Net proceeds from exercise of stock options                                                    -                      225
  Payment of cash dividend on common stock                                                  (2,107)                  (1,221)
  Proceeds from issuance of stock of consolidated subsidiary                                   100                        -
                                                                                         ---------                ---------
         Net cash provided by (used in) financing activities                                12,870                   (6,366)
                                                                                         ---------                ---------

Net increase in cash                                                                         1,442                   64,537
Cash at beginning of period                                                                 13,706                   10,745
                                                                                         ---------                ---------
Cash at end of period                                                                    $  15,148                $  75,282
                                                                                         =========                =========

See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its consolidated subsidiaries listed below (collectively, the "Company"):

     Southwest Securities, Inc.                       "Southwest"
     Brokers Transaction Services, Inc.               "BTS"
     Southwest Investment Advisors, Inc.              "Advisors"
     Westwood Trust                                   "Trust"
     Westwood Management Corporation                  "Westwood"
     SW Capital Corporation                           "Capital"
     SWS Technologies Corporation                     "Technologies"
      (formerly SWST Computer Corporation)
     Sovereign Securities, Inc.                       "Sovereign"
     NorAm Investment Services, Inc.                  "NorAm"
     SWS Clearing Corporation                         "Clearing"

Southwest, BTS, Sovereign and NorAm are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. Although not yet active, Clearing was incorporated in the State of Delaware on September 30, 1998 and is a fully consolidated subsidiary. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of December 31, 1998, and for the three and six month periods ended December 31, 1998 and December 31, 1997, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 26, 1998 filed on Form 10-K. Amounts included for June 26, 1998 are from the audited consolidated financial statements as filed on Form 10-K.


CASH FLOW REPORTING

Cash paid for interest was $49,114,000 and $49,120,000 for the six month periods ended December 31, 1998 and December 31, 1997, respectively. Cash paid for income taxes was $7,425,000 and $4,700,000 in 1998 and 1997, respectively.

In a non-cash transaction, the Parent received approximately 1.7 million common shares of Knight/Trimark Group, Inc. ("Knight") subsequent to Knight's initial public offering completed July 10, 1998.


ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 1998, the Company had a certificate of deposit of $890,000, reverse repurchase agreements of $237,566,000 and U.S. Treasury securities with a market value of $74,260,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $240,955,000. At June 26, 1998, the Company had

U.S. Treasury securities with a market value of $59,515,000 and reverse repurchase agreements of $71,213,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $71,871,000 at June 26, 1998.


MARKETABLE EQUITY SECURITIES

The investment in Knight is classified as marketable equity securities available for sale, and the unrealized holding gains, net of tax, are recorded as a separate component of stockholders' equity on the consolidated statements of financial condition. The Knight shares are subject to the provisions of Securities and Exchange Commission Rule 144. Realized gains and losses, if any, are recorded using the specific identification method. The following table summarizes the cost and market value of the investment in Knight at December 31, 1998 (in thousands):

                                              Gross         Gross
                                            Unrealized    Unrealized    Market
                                    Cost      Gains         Losses      Value
                                   -------------------------------------------

Marketable equity securities       $ 432       39,660            -     $40,092
                                   ===========================================


RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At December 31, l998 and June 26, l998, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):


                                               December          June
                                              ----------      ----------
     Receivable
      Securities failed to deliver            $   26,730      $   18,880
      Securities borrowed                      2,006,285       2,229,587
      Correspondent broker/dealers                49,968          62,673
      Clearing organizations                       1,176           1,245
      Other                                       32,789          53,250
                                              ----------      ----------
                                              $2,116,948      $2,365,635
                                              ==========      ==========

     Payable
      Securities failed to receive            $   19,787      $   45,956
      Securities loaned                        1,970,197       2,227,874
      Correspondent broker/dealers                13,063          11,300
      Other                                        9,535           8,601
                                              ----------      ----------
                                              $2,012,582      $2,293,731
                                              ==========      ==========


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Marketable securities are carried at quoted market value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the consolidated statements of income and comprehensive income. At the Company's election, the market value of these securities will be determined on a trade date basis rather than a settlement date basis beginning December 31, 1998.

At December 31, l998 and June 26, 1998, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):


                                                            December 31,       June 26,
                                                                1998             1998
                                                            ------------     ------------
     Securities owned
      Corporate equity securities                              $11,653          $ 5,220
      Municipal obligations                                     20,894           13,633
      U.S. Government and Government agency obligations          8,323            8,696
      Corporate obligations                                      5,010            1,479
      Commercial paper                                             763              446
      Other                                                      5,391            2,670
                                                            ------------     ------------
                                                               $52,034          $32,144
                                                            ============     ============

     Securities sold not yet purchased
      Corporate equity securities                              $ 1,536          $ 1,208
      Municipal obligations                                         38              124
      U.S. Government and Government agency obligations          2,942              175
      Corporate obligations                                        703               98
      Commercial paper                                             253               50
      Other                                                         81                7
                                                            ------------     ------------
                                                               $ 5,553          $ 1,662
                                                            ============     ============


SHORT-TERM BORROWINGS

The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 31, 1998, the amount outstanding under these secured arrangements was $14,900,000 which was collateralized by securities held for correspondent broker/dealer accounts valued at $57,336,000. There were no amounts outstanding at June 26, 1998 on these credit arrangements.

In addition to the broker loans lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this secured line of credit at December 31, 1998 and June 26, 1998.

At December 31, 1998 and June 26, 1998, the Company had no repurchase agreements outstanding.


NET CAPITAL REQUIREMENTS

The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At December 31, 1998, Southwest had net capital of $82,140,000, or approximately 12% of aggregate debit balances, which is $68,495,000 in excess of its minimum net capital requirement of $13,645,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc.

(the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 1998, Southwest had net capital of $48,028,000 in excess of 5% of aggregate debit items.

BTS, Sovereign and NorAm follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At December 31, 1998, the net capital and excess net capital of these companies was as follows:


                        Net Capital         Excess Net Capital
                        --------------------------------------

     BTS                  $317,000               $ 67,000
     Sovereign             803,000                553,000
     NorAm                 617,000                367,000


Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $2,627,000, which is $1,627,000 in excess of its minimum capital requirement at December 31, 1998.


EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except share and per share amounts):


                                                    Three Months Ended            Six Months Ended
                                                       December 31,                 December 31,
                                                    1998         1997           1998         1997
                                                 ------------------------    ------------------------

Net income                                       $     6,142  $     5,390    $    10,825  $    10,435
                                                 ========================    ========================

Weighted average shares outstanding - basic       10,678,406   10,678,485     10,678,406   10,671,870
Effect of dilutive securities:
    Assumed exercise of stock options                  8,763       15,428          9,452       12,785
                                                 ------------------------    ------------------------
Weighted average shares outstanding - diluted     10,687,169   10,693,913     10,687,858   10,684,655
                                                 ========================    ========================

Earnings per share - basic                       $       .58  $       .50    $      1.01  $       .98
                                                 ========================    ========================
Earnings per share - diluted                     $       .57  $       .50    $      1.01  $       .98
                                                 ========================    ========================


At December 31, 1998, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). At December 31, 1998, there were approximately 440,000 options outstanding under the 1996 Plan and approximately 20,000 options outstanding under the 1997 Plan. The Company also has approximately 17,000 options outstanding that were granted in conjunction with the acquisition of Barre & Company, Inc. ("Barre Options"). As of December 31, 1998, 29,000 options issued under the 1996 Plan, 5,500 options issued under the 1997 Plan and all outstanding Barre Options were dilutive and were included in the calculation of weighted average shares outstanding diluted. All other outstanding options were anti-dilutive at December 31, 1998.

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


RESULTS OF OPERATIONS

During the second quarter of fiscal 1999, net income totaled $6,142,000, an increase of $752,000, or 14%, from the second quarter of fiscal 1998. For the six months ended December 31, 1998, net income increased 4% to $10,825,000 over the comparable prior year period.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses between for the three and six month periods ended December 31, 1998 and 1997 (in thousands):


                                               Three Month Change     Six Month Change
                                               Amount     Percent   Amount      Percent
                                               ------------------   -------------------
Net revenues
     Net revenues from clearing operations     $ 3,041        48%    $ 4,428        34%
     Commissions                                   742         5%      1,264         4%
     Net interest                                  849         8%      2,597        12%
     Investment banking, advisory and
       administrative fees                         685        10%      3,893        36%
     Net gains on principal transactions         3,992       126%      4,616        73%
     Other                                       1,090        44%      1,781        34%
                                               ------------------   -------------------
                                                10,399        23%     18,579        22%
                                               ------------------   -------------------

Operating expenses
     Commissions and other employee
       compensation                              6,520        30%     12,057        29%
     Occupancy, equipment and computer
       service costs                               698        17%      1,549        19%
     Communications                                476        16%        230         4%
     Floor brokerage and clearing organization
       charges                                     148        12%        358        15%
     Other                                       1,611        25%      3,868        35%
                                               ------------------   -------------------
                                                 9,453        26%     18,062        26%
                                               ------------------   -------------------
        Income before income taxes             $   946        11%   $    517         3%
                                               ==================   ===================


Net Revenues from Clearing Operations. Net revenues from clearing increased primarily as a result of an increase in total transaction volumes in the three and six month periods ended December 31, 1998 over the same periods in the prior year. Total transactions processed in the second quarter of fiscal 1999 increased to approximately 4.5 million from approximately 1.6 million in the second quarter of fiscal 1998. Transactions processed in the first half of fiscal 1999 totaled 7.6 million versus 2.9 million in the first half of fiscal 1998. Turbulent market conditions thus far during fiscal 1999 and high trading volumes in the internet and technology sectors lead to heavy trading volume in securities markets. The rate of increase in transactions processed has outpaced the increase in revenues from clearing as the Company has increased the number of high-volume trading Correspondents in its customer base. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule.

Commissions. Commissions from the Company's client transactions in the three and six months ended December 31, 1998 increased when compared with revenues in the comparable prior year periods. This increase is primarily attributable to an increase in fixed income sales, which increased 106% and 91% over the three and six month periods, respectively.

Net Interest Income. Net interest income continues to be a stable source of earnings. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rate it earns on those assets compared with the cost of funds.

The components of interest earnings are as follows (in thousands):


                                           Three Months Ended           Six Months Ended
                                              December 31,                December 31,
                                           1998          1997          1998          1997
                                          ---------------------       ---------------------
Interest revenue
     Customer margin accounts             $10,931       $10,289       $22,743       $18,201
     Assets segregated for
       regulatory purposes                  3,751         2,479         5,681         5,303
     Stock borrowed                        19,281        21,073        39,356        41,168
     Other                                  1,853         2,694         3,883         6,241
                                          ---------------------       ---------------------
                                           35,816        36,535        71,663        70,913
                                          ---------------------       ---------------------

Interest expense
     Customer funds on deposit              8,524         7,137        16,026        13,608
     Stock loaned                          15,375        17,272        31,501        33,031
     Other                                    212         1,270           613         3,348
                                          ---------------------       ---------------------
                                           24,111        25,679        48,140        49,987
                                          ---------------------       ---------------------
          Net interest                    $11,705       $10,856       $23,523       $20,926
                                          =====================       =====================


In the three and six month periods ended December 31, 1998, net interest income accounted for 21% and 23% of the Company's net revenue, respectively. Net interest income was 24% of net revenue in both the three and six month periods ended December 31, 1997.

Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the three and six month periods ended December 31, 1998. Net interest revenue generated from securities lending activities has remained relatively stable in the current fiscal year versus the prior fiscal year. Average customer balances and average balances from securities lending activities are as follows (in thousands):


                                             Three Months Ended           Six Months Ended
                                                December 31,                December 31,
                                             1998          1997          1998          1997
                                          ------------------------    ------------------------
Average customer margin balances          $  523,000    $  479,000    $  561,000    $  440,000
Average customer funds on deposit            684,000       539,000       641,000       511,000

Average stock borrowed                     2,030,000     2,032,000     2,044,000     2,051,000
Average stock loaned                       1,990,000     2,007,000     2,015,000     2,020,000


Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and competitive factors. Securities lending activities are conducted out of the Company's New York office using a highly specialized sales force. Competition for these individuals is intense and there can be no assurance that the Company will be able to retain these individuals.

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. Investment banking, advisory and administrative fees increased in fiscal 1999 when compared to the same periods in fiscal 1998 due to increases in fees from both municipal finance and investment advisory businesses. The number of municipal finance offerings in which the Company participated increased 10% and 8%, respectively, for the three and six month periods ended December 31, 1998 over the comparable periods of the prior year. Advisory fees earned on investment management increased as assets under management at December 31, 1998 were approximately $3.4 billion versus $2.7 billion at December 31, 1997.

Net Gains on Principal Transactions. Net gains on principal transactions have experienced significant growth over prior year in both the three and six month periods ended December 31, 1998. This growth is due to the expansion of the Company's equity trading area. Headcount in this area has increased 43% from December 31, 1997 to December 31, 1998, while coverage from market making activities has increased 66% to 522 over-the-counter securities in which the Company makes a market.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the three and six months ended December 31, 1998, commissions and other employee compensation expense increased over the same periods in the prior year. This was principally due to (1) increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues; (2) increased headcount among the Brokers Transaction Services ("BTS") independent contractor network; and (3) the addition of 97 full-time employees. The number of employees increased to 826 at December 31, 1998 compared to 729 at December 31, 1997. The number of BTS independent contractor sales representatives increased to 695 at December 31, 1998 from 688 at December 31, 1997.

Occupancy, Equipment and Computer Service Expenses. Occupancy, equipment and computer service expenses increased for both three and six months periods presented primarily due to upgrades in computer processing equipment.

Other Expenses. Other expenses have increased primarily due to increases in contract labor, professional services and promotional expenses. Contract labor and professional service expenses relate to, among other things, the Company's involvement in developing Year 2000 compliant software (see YEAR 2000 discussion below).


FINANCIAL CONDITION

The Parent owned a minority interest in Roundtable Partners, LLC, the predecessor of Knight/Trimark Group, Inc. ("Knight"), which filed an S-1 registration statement with the U.S. Securities and Exchange Commission on May 1, 1998 for an initial public offering of stock. Subsequent to the offering, which closed on July 10, 1998, the Parent owned approximately 1.7 million shares of Knight. The shares are classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as a separate component of stockholders' equity on the consolidated statements of financial condition in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
Knight filed an S-1 registration statement for a secondary offering on February 1, 1999. The Parent will not sell any of its shares in conjunction with the offering.


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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At December 31, 1998, the amount outstanding on under these secured arrangements was $14,900,000 which was collateralized by securities held for correspondent broker/dealer accounts valued at $57,336,000. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of the Company.

In addition to the broker loan lines, the Company also has a $20,000,000 unsecured line of credit which is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at December 31, 1998 under this unsecured line of credit.

Net cash used in operating activities during the six month period ended December 31, 1998 was $10,259,000. The use of cash was due to the increase in securities owned and was adequately financed by the short term borrowings mentioned above.

The Company's broker/dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission relating to liquidity, capital standards and the use of client funds and securities. The Company has historically operated in excess of the minimum net capital requirements.


MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, equity prices, and changes in credit ratings of the issuer. The Company's exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading activities.

Interest Rate Risk. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. The Company does not maintain material positions in interest rate sensitive financial instruments. The Company's fixed income activities also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuers credit rating or credit perception could affect the value of financial instruments.

Equity Price Risk. The Company is exposed to equity price risk as a result of making markets in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

Credit Risk. Credit risk arises from the potential nonperformance by counterparties, customers or debt security issuers. The Company is exposed to credit risk as a trading counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations.

Managing Risk Exposure. The Company manages risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are well established and monitored on an ongoing basis. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Company monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

Market Risk Analysis. The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at December 31, 1998 will not have a material adverse effect on the consolidated statements of financial position or operating results of the Company.


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

In stage two, results from the inventory discussed above are being assessed to determine the Year 2000 impact and what actions need to be taken to obtain Year 2000 compliance. For the Company's internal systems, actions needed range from obtaining vendor certification of Year 2000 compliance, remediation of internal systems or replacement of systems and equipment that cannot be remediated. This stage is 95% complete with respect to internal systems with the major outstanding items being receipt of vendor certifications and installation of Year 2000 upgrades for certain non-critical systems. The Company has determined a course of action for remediation or replacement of all critical internal systems. The Company is surveying and obtaining information about Year 2000 readiness of its material third-party relationships. Contingency plans will be developed by March 31, 1999 for those third parties who cannot satisfactorily demonstrate Year 2000 compliance.

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

The primary financial system used for financial reporting purposes for the Company was replaced during fiscal 1998 to prepare for Year 2000 as well as to derive other benefits from the financial reporting system. Updates to this system were installed in the second quarter of fiscal 1999 and testing of the system is continuing. The financial system itself is certified by the vendor as Year 2000 compliant.

The Company's primary operational system is the Securities Industry Software ("SIS") application, which provides both front and back office services to Correspondents, customers and our internal users. For several years, the Company has self-supported the SIS application. The Company is pursuing a replacement strategy for SIS and is implementing a family of new applications provided by Comprehensive Software Systems, Ltd. ("CSS"). CSS is a venture made up of several securities firms (including the Company, which owns 8.18% of CSS). The Company currently anticipates receiving all of the modules necessary to replace SIS functionality before the end of fiscal 1999.

While replacement of the SIS system with CSS is our primary solution for Year 2000 issues associated with the SIS system, in September 1998 the Company engaged an independent consulting firm to begin remediation of the SIS system. As of December 31, 1998, the remediation was 18% complete. Currently, remediation is 60% complete. The Company expects remediation and testing to be complete by June 30, 1999.

The Company has been working on the CSS project since 1992, as implementation of this system was in process before the Company began assessment of critical Year 2000 issues. In fiscal 1997, the Company accelerated the pace of the CSS project so that it would be available as the Year 2000 solution for the SIS system. Through fiscal 1997 and 1998, costs associated with the joint venture, including personnel, hardware, software and related costs, were approximately $4 million. During fiscal 1997 and 1998, the Company incurred an additional $1 million in costs related to the Year 2000 project primarily related to compensation and benefits, software upgrades and hardware replacement for financial and other systems. In the second quarter of fiscal 1999, the Company has incurred an additional $1.6 million in expenses related to the CSS project and other Year 2000 initiatives, bringing the total spent in fiscal 1999 to $2.9 million.

The Company expects to incur additional costs in the remainder of fiscal 1999 for the implementation of the CSS software, as well as costs to remediate and replace other systems. These costs will be funded out of working capital and substantially all will be expensed. The total costs for remediation of systems are not expected to exceed $4.1 million. The budgeted expenditures include compensation and benefits for IT and other operational staff, consulting services, software purchases and other remediation costs. Implementation of the CSS system should result in the reduction of certain existing hardware and software lease, maintenance and licensing costs.

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

Contingency plans related to the Company's financial systems, embedded chip technology and third-party relationships are expected to be complete by the end of the third fiscal quarter, with continual refinement to the plans ongoing until all of the Company's critical systems and all critical third-party relationships have demonstrated Year 2000 compliance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Market Risk.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None Reportable (229.103)

Item 2.  Changes in Securities and Use of Proceeds

None Reportable (Per Instructions to Form 10-Q)

Item 3.  Defaults upon Senior Securities

None Reportable (Per Instructions to Form 10-Q)

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 4, 1998. The following directors were elected at the meeting:

            Nominees                               For             Withheld
     ------------------------------------------------------------------------

     Don A. Buchholz                             9,824,656              8,912
     Raymond E. Wooldridge                       9,824,656              8,912
     David Glatstein                             9,824,446              9,122
     Allen B. Cobb                               9,823,501             10,067
     J. Jan Collmer                              9,824,656              8,912
     R. Jan LeCroy                               9,813,631             19,937
     Frederick R. Meyer                          9,823,501             10,067
     Jon L. Mosle, Jr.                           9,824,656              8,912


Item 5.  Other Information

A shareholder who wishes to make a proposal at the 1999 Annual Meeting of Shareholders without complying with the requirements of the SEC's Rule 14a-8 (and therefore without including the proposal in the Company's proxy materials) should notify Barbara Hart, Corporate Secretary, at the Company's principal executive offices, of that proposal by August 10, 1999. If a shareholder fails to give notice by that date, then the persons named as proxies in the proxy cards solicited by the Company's Board of Directors for that meeting will be entitled to vote the proxy cards held by them regarding that proposal, if properly raised at that meeting, in their discretion.

Item 6.  Exhibits and Reports on Form 8-K


EXHIBITS

10.1  Executive Compensation

The information required by this item regarding Executive compensation is incorporated by reference to pages 8 through 11 of the Company's Proxy Statement dated September 24, 1998 which was filed with the Commission pursuant to Regulation 240.14a-6 (c) prior to October 24, 1998.

10.7  Stock Purchase Plan (Restated)

27    Financial Data Schedule


REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Southwest Securities Group, Inc.
                                      ------------------------------------------
                                           (Registrant)


February 12, 1999                  /S/ David Glatstein
-----------------                  ---------------------------------------------
Date                                  (Signature)
                                      David Glatstein
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


February 12, 1999                  /S/ Stacy M. Hodges
-----------------                  ---------------------------------------------
Date                                  (Signature)
                                      Stacy M. Hodges
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer)


February 12, 1999                  /S/ Laura Leventhal
-----------------                  ---------------------------------------------
Date                                  (Signature)
                                      Laura Leventhal
                                      Controller
                                      (Principal Accounting Officer)