Form 10-Q
period 1999-03-26
SOUTHWEST SECURITIES GROUP INC
filed 1999-05-06
CIK 878520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 1999

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

As of May 3, 1999, there were 10,713,820 shares of the registrant's common stock, $.10 par value, outstanding.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     Index


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Financial Condition
      March 26, 1999 and June 26, 1998

     Consolidated Statements of Income and Comprehensive Income
      For the three and nine months ended March 26, 1999 and March 27, 1998

     Consolidated Statements of Cash Flows
      For the nine months ended March 26, 1999 and March 27, 1998

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                       March 26, 1999 and June 26, l998
              (In thousands, except par values and share amounts)


                                                                                        March                   June
                                                                                     (Unaudited)
                                                                                -------------------      ----------------
                         Assets
Cash                                                                            $            10,451     $          13,706
Assets segregated for regulatory purposes                                                   278,152               130,728
Marketable equity securities, at market value                                                95,257                     -
Receivable from brokers, dealers and clearing organizations                               2,515,199             2,365,635
Receivable from clients, net                                                                689,861               648,464
Securities owned, at market value                                                            69,151                32,144
Other assets                                                                                 35,148                29,429
                                                                                -------------------     -----------------
                                                                                $         3,693,219     $       3,220,106
                                                                                ===================     =================

             Liabilities and Stockholders' Equity
Short-term borrowings                                                           $            55,500     $               -
Payable to brokers, dealers and clearing organizations                                    2,421,619             2,293,731
Payable to clients                                                                          866,533               720,813
Securities sold not yet purchased, at market value                                           28,185                 1,662
Drafts payable                                                                               45,600                41,688
Other liabilities                                                                            72,023                36,745
                                                                                -------------------     -----------------
                                                                                          3,489,460             3,094,639

Minority interest in consolidated subsidiary                                                    100                     -

Stockholders' equity:
 Preferred stock of $1.00 par value.  Authorized 100,000
   shares; none issued                                                                            -                     -
 Common stock of $.10 par value.  Authorized 20,000,000 shares;
   10,701,177 issued and outstanding at March 26, 1999;
   10,687,583 issued and 10,678,406 shares outstanding at
   June 26, 1998                                                                              1,070                 1,069
 Additional paid-in capital                                                                  69,874                69,462
 Accumulated other comprehensive income -
   unrealized holding gain, net of tax                                                       61,636                     -
 Retained earnings                                                                           71,090                55,022
 Receivable from employees under the Employee Stock Purchase Plan                               (11)                  (12)
 Treasury stock (9,177 shares, at cost, at June 26, 1998)                                                             (74)
                                                                                -------------------     -----------------
       Total stockholders' equity                                                           203,659               125,467
Commitments and contingencies
                                                                                -------------------     -----------------
                                                                                $         3,693,219     $       3,220,106
                                                                                ===================     =================


See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

          Consolidated Statements of Income and Comprehensive Income
     For the three and nine months ended March 26, 1999 and March 27, 1998
              (In thousands, except per share and share amounts)
                                  (Unaudited)


                                                                       Three Months Ended                 Nine Months Ended
                                                                     1999              1998              1999             1998
                                                             ----------------------------------------------------------------------

Net revenues from clearing operations                            $    10,521       $     6,243       $    28,030     $    19,324
Commissions                                                           16,428            14,791            46,946          44,045
Interest                                                              34,623            33,825           106,286         104,738
Investment banking, advisory and administrative fees                   6,372             8,143            21,193          19,071
Net gains on principal transactions                                   18,580             2,313            29,508           8,625
Other                                                                  3,518             3,526            10,572           8,799
                                                             -------------------------------------------------------------------
                                                                      90,042            68,841           242,535         204,602
                                                             -------------------------------------------------------------------

Commissions and other employee compensation                           36,182            22,849            90,268          64,878
Interest                                                              23,596            23,612            71,736          73,599
Occupancy, equipment and computer service costs                        5,605             4,586            15,149          12,581
Communications                                                         3,405             2,943             9,768           9,076
Floor brokerage and clearing organization charges                      1,572             1,263             4,391           3,724
Other                                                                  7,976             6,219            22,810          17,185
                                                             -------------------------------------------------------------------
                                                                      78,336            61,472           214,122         181,043
                                                             -------------------------------------------------------------------
Income before income taxes                                            11,706             7,369            28,413          23,559

Income taxes                                                           4,173             2,506            10,055           8,261
                                                             -------------------------------------------------------------------

Net income                                                             7,533             4,863            18,358          15,298

Other comprehensive income - unrealized holding
  gains arising during period, net of tax                             35,858                 -            61,636               -
                                                             -------------------------------------------------------------------

Comprehensive income                                             $    43,391       $     4,863       $    79,994     $    15,298
                                                             ===================================================================

Earnings per share - basic                                       $       .70       $       .46       $      1.72     $      1.43
                                                             ===================================================================
Earnings per share - diluted                                     $       .70       $       .45       $      1.71     $      1.43
                                                             ===================================================================
Weighted average shares outstanding - basic                       10,696,211        10,678,485        10,683,949      10,673,954
                                                             ===================================================================
Weighted average shares outstanding - diluted                     10,775,321        10,701,566        10,725,042      10,695,356
                                                             ===================================================================

See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
          For the nine months ended March 26, 1999 and March 27, 1998
                                (In thousands)
                                  (Unaudited)


                                                                                       1999                     1998
                                                                              --------------------     --------------------
Cash flows from operating activities:
  Net income                                                                         $  18,358                $  15,298
  Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                                     2,316                    2,505
       Provision for doubtful accounts                                                     355                      975
       Deferred income taxes                                                            (1,242)                    (426)
       Deferred compensation expense                                                        31                        -
       Decrease (increase) in assets segregated for regulatory purposes               (147,424)                 160,740
       Net change in broker, dealer and clearing organization accounts                 (21,676)                  30,738
       Net change in client accounts                                                   103,968                 (235,897)
       Increase in securities owned                                                    (37,007)                 (12,493)
       Increase in other assets                                                        (10,665)                  (1,660)
       Increase (decrease) in securities sold not yet purchased                         26,523                   (2,472)
       Increase in drafts payable                                                        3,912                   18,881
       Increase in other liabilities                                                     7,746                    4,506
                                                                          --------------------     --------------------
          Net cash used in operating activities                                        (54,805)                 (19,305)
                                                                          --------------------     --------------------


Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                           (2,044)                  (1,437)
                                                                          --------------------     --------------------
          Net cash used in investing activities                                         (2,044)                  (1,437)
                                                                          --------------------     --------------------

Cash flows from financing activities:
  Proceeds from short term borrowings                                                   55,500                   19,950
  Payment on liabilities subordinated to the claims of general creditors                     -                   (1,400)
  Net change in receivable from employees for Employee
      Stock Purchase Plan                                                                    1                       69
  Net proceeds from exercise of stock options                                              100                      225
  Payment of cash dividend on common stock                                              (2,107)                  (1,830)
  Proceeds from issuance of stock of consolidated subsidiary                               100                        -
                                                                          --------------------     --------------------
         Net cash provided by financing activities                                      53,594                   17,014
                                                                          --------------------     --------------------

Net decrease in cash                                                                    (3,255)                  (3,728)
Cash at beginning of period                                                             13,706                   10,745
                                                                          --------------------     --------------------
Cash at end of period                                                                $  10,451                $   7,017
                                                                          ====================     ====================

See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its consolidated subsidiaries listed below (collectively, the "Company"):

      Southwest Securities, Inc.                             "Southwest"
      SWS Financial Services, Inc.                           "SWSFS"
       (formerly Brokers Transaction Services, Inc.)
      Southwest Investment Advisors, Inc.                    "Advisors"
      Westwood Trust                                         "Trust"
      Westwood Management Corporation                        "Westwood"
      SW Capital Corporation                                 "Capital"
      SWS Technologies Corporation                           "Technologies"
      Mydiscountbroker.com, Inc.                             "MDB"
       (formerly Sovereign Securities, Inc.)
      NorAm Investment Services, Inc.                        "NorAm"
      Southwest Clearing Corporation                         "Clearing"

Southwest, SWSFS, MDB and NorAm are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. Although not yet active, Clearing was incorporated in the State of Delaware on September 30, 1998 and is a fully consolidated subsidiary. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of March 26, 1999, and for the three and nine month periods ended March 26, 1999 and March 27, 1998, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 26, 1998 filed on Form 10-K. Amounts included for June 26, 1998 are from the audited consolidated financial statements as filed on Form 10-K.


CASH FLOW REPORTING

Cash paid for interest was $72,285,000 and $72,820,000 for the nine month periods ended March 26, 1999 and March 27, 1998, respectively. Cash paid for income taxes was $7,425,000 and $7,175,000 in 1999 and 1998, respectively.

In a non-cash transaction, the Parent received approximately 1.7 million common shares of Knight/Trimark Group, Inc. ("Knight") subsequent to Knight's initial public offering completed July 10, 1998.

In conjunction with the Company's Stock Purchase Plan, 9,177 treasury shares
were reissued and 6,380 new shares were issued in January 1999.   Deferred
compensation expense totaling $248,000 was recorded and will be amortized over a period of two years.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 26, 1999, the Company had reverse repurchase agreements of $262,863,000 and U.S. Treasury securities with a market value of $15,289,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $291,502,000. At June 26, 1998, the Company had U.S. Treasury securities with a market value of $59,515,000 and reverse repurchase agreements of $71,213,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $71,871,000 at June 26, 1998.


MARKETABLE EQUITY SECURITIES

The investment in Knight is classified as marketable equity securities available for sale, and the unrealized holding gains, net of tax, are recorded as a separate component of stockholders' equity on the consolidated statements of financial condition. The Knight shares are subject to the provisions of Securities and Exchange Commission Rule 144 and are currently subject to a 90-day sales restriction that ends May 27, 1999. The following table summarizes the cost and market value of the investment in Knight at March 26, 1999 (in thousands):


                                                     Gross         Gross
                                                   Unrealized    Unrealized    Market
                                         Cost        Gains         Losses      Value
                                   ----------------------------------------------------
Marketable equity securities           $    432      94,825             -    $ 95,257
                                   ====================================================


Knight declared a two-for-one stock split payable to shareholders of record as of the close of business on April 30, 1999, to be paid on or about May 14, 1999.


RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 26, 1999 and June 26, l998, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):


                                                            March                     June
                                                    --------------------      -------------------
      Receivable
       Securities failed to deliver                    $          36,176         $         18,880
       Securities borrowed                                     2,403,609                2,229,587
       Correspondent broker/dealers                               34,430                   62,673
       Clearing organizations                                      1,620                    1,245
       Other                                                      39,364                   53,250
                                                    --------------------      -------------------
                                                       $       2,515,199         $      2,365,635
                                                    ====================      ===================

      Payable
       Securities failed to receive                    $          36,586         $         45,956
       Securities loaned                                       2,359,043                2,227,874
       Correspondent broker/dealers                               11,390                   11,300
       Other                                                      14,600                    8,601
                                                    --------------------      -------------------
                                                       $       2,421,619         $      2,293,731
                                                    ====================      ===================

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At March 26, 1999 and June 26, 1998, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):


                                                                              March 26,              June 26,
                                                                                1999                   1998
                                                                         -----------------       ---------------
      Securities owned
       Corporate equity securities                                       $          12,888       $         5,220
       Municipal obligations                                                        26,207                13,633
       U.S. Government and Government agency obligations                            16,829                 8,696
       Corporate obligations                                                         8,745                 1,479
       Commercial paper                                                                  -                   446
       Other                                                                         4,482                 2,670
                                                                         -----------------       ---------------
                                                                         $          69,151       $        32,144
                                                                         =================       ===============


      Securities sold, not yet purchased
       Corporate equity securities                                       $          18,886       $         1,208
       Municipal obligations                                                         1,238                   124
       U.S. Government and Government agency obligations                             5,328                   175
       Corporate obligations                                                           983                    98
       Commercial paper                                                                  -                    50
       Other                                                                         1,750                     7
                                                                         -----------------       ---------------
                                                                         $          28,185       $         1,662
                                                                         =================       ===============

SHORT-TERM BORROWINGS

The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 26, 1999, the amount outstanding under these secured arrangements was $55,500,000 which was collateralized by securities held for Correspondent broker/dealer accounts valued at $52,764,000 and by marketable equity securities owned valued at $21,693,000. There were no amounts outstanding at June 26, 1998 on these credit arrangements.

In addition to the broker loans lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at March 26, 1999 and June 26, 1998.

At March 26, 1999 and June 26, 1998, the Company had no repurchase agreements outstanding.


NET CAPITAL REQUIREMENTS

The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At March 26, 1999, Southwest had net capital of $77,308,000, or approximately 9% of aggregate debit balances, which is $60,893,000 in excess of its minimum net capital requirement of $16,415,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 26, 1999, Southwest had net capital of $36,271,000 in excess of 5% of aggregate debit items.

SWSFS, MDB and NorAm follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At March 26, 1999, the net capital and excess net capital of these companies was as follows:


                             Net Capital         Excess Net Capital
                       ------------------------------------------------

      SWSFS                   $317,000                   $ 67,000
      MDB                      536,000                    286,000
      NorAm                    621,000                    371,000

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $2,659,000, which is $1,659,000 in excess of its minimum capital requirement at March 26, 1999.


EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except share and per share amounts):


                                                               Three Months Ended                       Nine Months Ended
                                                        March 26, 1999     March 27, 1998        March 26, 1999    March 27, 1998
                                                     -------------------------------------    ------------------------------------
Net income                                                   $     7,533       $     4,863           $    18,358       $    15,298
                                                     =====================================    ====================================

Weighted average shares outstanding - basic                   10,696,211        10,678,485            10,683,949        10,673,954
Effect of dilutive securities:
    Assumed exercise of stock options                             79,110            23,081                41,093            21,402
                                                     -------------------------------------    ------------------------------------
Weighted average shares outstanding - diluted                 10,775,321        10,701,566            10,725,042        10,695,356
                                                     =====================================    ====================================

Earnings per share - basic                                   $       .70       $       .46           $      1.72       $      1.43
                                                     =====================================    ====================================
Earnings per share - diluted                                 $       .70       $       .45           $      1.71       $      1.43
                                                     =====================================    ====================================

At March 26, 1999, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). At March 26, 1999, there were approximately 430,000 options outstanding under the 1996 Plan and approximately 20,000 options outstanding under the 1997 Plan. The Company also has approximately 17,000 options outstanding that were granted in conjunction with the acquisition of Barre & Company, Inc. ("Barre Options"). As of March 26, 1999, all outstanding options were dilutive and were included in the calculation of weighted average shares outstanding - diluted.

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


RESULTS OF OPERATIONS

During the third quarter of fiscal 1999, net income totaled $7,533,000, an increase of $2,670,000, or 55%, from the third quarter of fiscal 1998. For the nine months ended March 26, 1999, net income increased 20% to $18,358,000 over the comparable prior year period.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine month periods ended March 26, 1999 and March 27, 1998 (in thousands):


                                                       Three Month Change              Nine Month Change
                                                      Amount       Percent            Amount      Percent
                                                      --------------------            -------------------
Net revenues
    Net revenues from clearing operations             $ 4,278        69%              $ 8,706        45%
    Commissions                                         1,637        11%                2,901         7%
    Net interest                                          814         8%                3,411        11%
    Investment banking, advisory and
      administrative fees                              (1,771)      (22%)               2,122        11%
    Net gains on principal transactions                16,267       703%               20,883       242%
    Other                                                  (8)        -                 1,773        20%
                                                      --------------------            -------------------
                                                       21,217        47%               39,796        30%
                                                      --------------------            -------------------
Operating expenses
    Commissions and other employee compensation        13,333        58%               25,390        39%
    Occupancy, equipment and computer
      service costs                                     1,019        22%                2,568        20%
    Communications                                        462        16%                  692         8%
    Floor brokerage and clearing
      organization charges                                309        24%                  667        18%
    Other                                               1,757        28%                5,625        33%
                                                      --------------------            -------------------
                                                       16,880        45%               34,942        33%
                                                      --------------------            -------------------
            Income before income taxes                $ 4,337        59%              $ 4,854        21%
                                                      ====================            ===================

Net Revenues from Clearing Operations. Net revenues from clearing increased primarily as a result of an increase in total transaction volumes in the three and nine month periods ended March 26, 1999 over the same periods in the prior year. Total transactions processed in the third quarter of fiscal 1999 increased to approximately 6.2 million from approximately 1.7 million in the third quarter of fiscal 1998. Transactions processed in the first nine months of fiscal 1999 totaled 13.9 million versus 4.5 million in the first nine-months of fiscal 1998. Turbulent market conditions thus far during fiscal 1999 and high trading volumes in the internet and technology sectors lead to heavy trading volume in securities markets. The rate of increase in transactions processed has outpaced the increase in revenues from clearing, because, in recent years, the Company has increased the number of high-volume trading Correspondents in its customer base, and a substantial portion of the increase in transactions processed were related to these Correspondents. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. As transaction volumes increase, revenue per clearing transaction tends to decrease as Correspondents take advantage of volume discounts.

Commissions. Commissions from the Company's client transactions in the three and nine months ended March 26, 1999 increased when compared with revenues in the comparable prior year periods. This increase is primarily attributable to an increase in fixed income sales, as well as an increase in the number of brokers in the Company's independent contractor network. Fixed income sales increased 45% and 73% over the three and nine month periods, respectively. The number of independent contractor sales representatives increased to 703 at March 26, 1999 from 683 at March 27, 1998. Also contributing to the increase were increased commissions from MDB, the Company's on-line investing subsidiary which began offering on-line trading in the March quarter of fiscal 1998. Commissions at MDB increased approximately 287% and 210% for the three and nine months ended March 26, 1999 over the comparable periods in the prior year.

Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rate it earns on those assets compared with the cost of funds. In the three and nine month periods ended March 26, 1999, net interest income accounted for 17% and 20% of the Company's net revenue, respectively. Net interest income was 23% and 24%, respectively, of net revenue in the three and nine month periods ended March 27, 1998.

Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the three and nine month periods ended March 26, 1999 and March 27, 1998. Net interest revenue generated from securities lending activities has remained relatively stable in the current fiscal year versus the prior fiscal year. Average customer balances and average balances from securities lending activities are as follows (in thousands):


                                                        Three Months Ended                    Nine Months Ended
                                                 March 26, 1999   March 27, 1998       March 26, 1999   March 27, 1998
                                               ----------------------------------    ----------------------------------

      Average customer margin balances                $  645,000       $  494,000           $  565,000       $  458,000
      Average customer funds on deposit                  719,000          563,000              582,000          529,000

      Average stock borrowed                           2,182,000        2,154,000            2,090,000        2,085,000
      Average stock loaned                             2,152,000        2,130,000            2,061,000        2,057,000


Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and competitive factors. Spreads on securities lending transactions are influenced by the types of securities borrowed or
loaned, market conditions and counter-party risk.   Securities lending
activities are conducted out of the Company's New York office using a highly specialized sales force. Competition for these individuals is intense and there can be no assurance that the Company will be able to retain these individuals.

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. Investment banking, advisory and administrative fees decreased in the third quarter of fiscal 1999 when compared to the same period in fiscal 1998 due to decreases in fees from both municipal finance and corporate finance businesses. This decrease was, however, offset slightly by increased fees from investment advisory services in the third quarter of fiscal 1999 over the third quarter of fiscal 1998. Advisory fees earned on investment management increased as assets under management at March 26, 1999 were approximately $3.8 billion versus $3.4 billion at March 27, 1998. The number and offering amount of senior and co-managed municipal finance offerings in which the Company participated decreased 15% for the three month period ended March 26, 1999 over the comparable period of the prior year.

Investment banking, advisory and administrative fees for the nine months ended March 26, 1999 were higher than the comparable period of the prior year due to increases in fees from municipal finance and investment advisory services, offset by decreases in corporate finance fees. Although the number of senior and co-managed public finance deals decreased 8% over the comparable prior year period, the total dollar amount of the offerings increased 35%, resulting in increased revenues.

Net Gains on Principal Transactions. Net gains on principal transactions have experienced significant growth over prior year in both the three and nine month periods ended March 26, 1999 and March 27, 1998. This growth is due to the expansion of the Company's equity trading area. The number of market makers employed in this area has increased to 23 at March 26, 1999 from nine at March 27, 1998, while coverage from market making activities has increased to 567 over-the-counter securities in which the Company makes a market. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the three and nine months ended March 26, 1999, commissions and other employee compensation expense increased over the same periods in the prior year. This was principally due to (1) increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues; (2) as previously discussed, increased headcount among the independent contractor network; and (3) the addition of 118 full-time employees. The number of employees increased to 877 at March 26, 1999 compared to 759 at March 27, 1998. Approximately 36% of the increased employee count relates to those employed in the information technology area.

Occupancy, Equipment and Computer Service Expenses. Occupancy, equipment and computer service expenses increased for both three and nine month periods presented primarily due to upgrades in computer processing equipment as the Company continues to focus its resources on the implementation of its new brokerage software, Comprehensive Software Systems, Ltd. ("CSS") (see YEAR 2000 discussion below). In addition, the Company accrued approximately $325,000 for one-time programming expenses related to customer statement processing in the third quarter of fiscal 1999.

Other Expenses. Other expenses have increased primarily due to increases in contract labor, professional services and promotional expenses. Contract labor and professional service expenses relate to, among other things, the Company's involvement in developing Year 2000 compliant software (see YEAR 2000 discussion below).


FINANCIAL CONDITION

The Parent owned a minority interest in Roundtable Partners, LLC, the predecessor of Knight/Trimark Group, Inc. ("Knight"), which filed an S-1 registration statement with the U.S. Securities and Exchange Commission on May 1, 1998 for an initial public offering of stock. Subsequent to the offering, which closed on July 10, 1998, the Parent owned approximately 1.7 million shares of Knight. The shares are classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as a separate component of stockholders' equity on the consolidated statements of financial condition in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
Knight filed an S-1 registration statement for a secondary offering on February 1, 1999. The Parent did not sell any of its shares in conjunction with the offering. The shares owned by the Parent are subject to a 90-day sales restriction agreement that ends May 27, 1999. Knight declared a two-for-one stock split payable to shareholders of record as of the close of business on April 30, 1999, to be paid on or about May 14, 1999.


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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At March 26, 1999, the amount outstanding under these secured arrangements was $55,500,000 which was collateralized by securities held for Correspondent broker/dealer accounts valued at $52,764,000 and by marketable equity securities owned valued at $21,693,000. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of the Company.

In addition to the broker loan lines, the Company also has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at March 26, 1999 under this unsecured line of credit.

Net cash used in operating activities during the nine month period ended March 26, 1999 was $54,805,000. The use of cash was due to the increase in securities owned and was adequately financed by the short-term borrowings mentioned above.

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

Market Risk Analysis. The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at March 26, 1999 will not have a material adverse effect on the consolidated statements of financial position or operating results of the Company.


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

In stage two, results from the inventory discussed above are being assessed to determine the Year 2000 impact and what actions need to be taken to obtain Year 2000 compliance. For the Company's internal systems, actions needed range from obtaining vendor certification of Year 2000 compliance, remediation of internal systems or replacement of systems and equipment that cannot be remediated. This stage is 100% complete. The Company has determined a course of action for remediation or replacement of all critical internal systems. The Company is surveying and obtaining information about Year 2000 readiness of its material third-party relationships. Contingency plans have been developed for those third parties who cannot satisfactorily demonstrate Year 2000 compliance. The plans are continually refined, updated and tested as changes in third-party readiness occurs.

The third stage includes the repair, replacement or retirement of systems. This stage of the Year 2000 process is ongoing and is dependent upon the availability of upgrades from our IT vendors, technician time to implement the upgrades and notification from other third parties of Year 2000 compliance. The Company has been upgrading packaged software throughout the organization.

Desktop system updates are complete and upgrade of the communications infrastructure is ongoing. The main telephone switch and critical branch office switches have been upgraded where necessary, and upgraded network operating systems have been loaded into place. The rollout of the Year 2000 compliant version of the BRASS Equity Trading System has also been completed.

The primary financial system used for financial reporting purposes for the Company was replaced during fiscal 1998 to prepare for Year 2000 as well as to derive other benefits from the financial reporting system. Updates to this system were installed in the second quarter of fiscal 1999 and testing was completed in the third quarter of fiscal 1999. The financial system itself is certified by the vendor as Year 2000 compliant.

The Company's primary operational system is the Securities Industry Software ("SIS") application, which provides both front and back office services to Correspondents, customers and our internal users. For several years, the Company has self-supported the SIS application. The Company has been pursuing a replacement strategy for SIS and is implementing a new client-service based information system ("CSS"). CSS is being developed by Comprehensive Software Systems, Ltd., an entity in which several securities firms own interests, including the Company, which owns an 8.18% interest.

While replacement of the SIS system with CSS is our primary solution for Year 2000 issues associated with the SIS system, in September 1998 the Company engaged an independent consulting firm to begin remediation of the SIS system. As of March 31, 1999, 100% of the SIS code was remediated and unit tested by the consulting firm. The Company is currently testing the remediated code in-house and is installing the code into production after testing. The Company currently anticipates that 100% of the remediated code will be installed on or about June 30, 1999.

The Company has been working on the CSS project since 1992, as implementation of this system was in process before the Company began assessment of critical Year 2000 issues. In fiscal 1997, the Company accelerated the pace of the CSS project so that it would be available as the Year 2000 solution for the SIS
system.    Through fiscal 1997 and 1998, costs associated with the joint venture, including personnel, hardware, software and related costs, were approximately $4 million. During fiscal 1997 and 1998, the Company incurred an additional $1 million in costs related to the Year 2000 project primarily related to compensation and benefits, software upgrades and hardware replacement for financial and other systems. In the third quarter of fiscal 1999, the Company has incurred an additional $2.4 million in expenses related to the CSS project and other Year 2000 initiatives, bringing the total spent in fiscal 1999 to $5.3 million.

The Company expects to incur additional costs in the remainder of fiscal 1999 for the implementation of the CSS software, as well as costs to remediate and replace other systems, totaling approximately $2.3 million. In the first half of fiscal 2000, the Company expects to incur an additional $4 million related to the implementation of the CSS software and other Year 2000 project costs. These costs will be funded out of working capital and substantially all will be expensed. The budgeted expenditures include compensation and benefits for IT and other operational staff, consulting services, software purchases and other remediation costs. Implementation of the CSS system should result in the reduction of certain existing hardware and software lease, maintenance and licensing costs.

The Company is also heavily dependent upon the power and telecommunications infrastructure within the United States and would be subject to business interruptions as a result of the failure of those systems. Additionally, the Company would experience disruption in certain of its businesses if the various exchanges, clearing houses or banks used by the Company reported a system failure. The Company is communicating with these third parties in order to obtain assurances regarding

Year 2000 readiness. The Company's contingency plans also address potential failure of these systems.

The last stage of the implementation process includes testing all of the changes implemented individually and integrating those changes with all of the Company's systems and those of its customers and trading partners. Testing takes on various forms depending on the type of change implemented. Each upgrade, to the extent economically feasible, is run through a test environment before it is implemented. It is then tested to see how well it integrates into the Company's overall IT environment. The Company is also engaging in point-to-point testing with various exchanges, clearing houses and utilities and has established a future date environment for testing the CSS application. The Company recently participated in the Securities Industry Association's industry-wide point-to-point testing which occurred over a series of weekends and simulated the first trading cycle to settle in the Year 2000. While final reconciliation of data from these tests is ongoing, the Company believes it has successfully completed each phase of the testing. Additional tests are planned with vendors not included in the industry-wide test as well as with Correspondent customers.

The Company has prepared contingency plans that deal with a variety of failures that could potentially be caused by Year 2000 or other problems. These plans range from global issues like the loss of a major stock exchange or utility, to infrastructure issues like the loss of the primary data communications carrier or regional electrical power supplier, to failures within the Company's facilities like the loss of an owned telephone switch or the failure of an internally maintained application. The Company will continue to refine these plans over the next several months. Testing related to contingency plans will begin with those failures we assume are more likely to occur because of incomplete work or inadequate information on the part of mission critical vendors.

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


                                       Southwest Securities Group, Inc.
                                       ----------------------------------------
                                          (Registrant)


May 5, 1999                            /S/ David Glatstein
---------------                        ----------------------------------------
Date                                      (Signature)
                                          David Glatstein
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


May 5, 1999                            /S/ Stacy M. Hodges
---------------                        ----------------------------------------
Date                                      (Signature)
                                          Stacy M. Hodges
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)


May 5, 1999                            /S/ Laura Leventhal
---------------                        ----------------------------------------
Date                                      (Signature)
                                          Laura Leventhal
                                          Controller
                                          (Principal Accounting Officer)