Form 10-K
period 1999-06-25
SOUTHWEST SECURITIES GROUP INC
filed 1999-09-23
CIK 878520

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 25, 1999

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from _____to ______

                        Commission file number 0-19483

                       SOUTHWEST SECURITIES GROUP, INC.
            (Exact name of Registrant as specified in its charter)

                 Delaware                                  75-2040825
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

  1201 Elm Street, Suite 3500, Dallas, Texas                  75270
   (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code  (214) 859-1800

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                      Name of each exchange on which registered
         -------------------                      -----------------------------------------
  Common Stock, par value $0.10 per share                 New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None
                                                                   ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes       X         No
                                            -------------    ____________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

As of September 14, 1999, there were 11,814,793 shares of the Registrant's common stock, $.10 par value, outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $258,562,000 using a market price of $27.50 on that date.


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's Annual Meeting of Stockholders to be held November 3, 1999, which will be filed with the Commission pursuant to Regulations 240.14a (6)(c) within 120 days after the Registrant's fiscal year end, are incorporated by reference into Part I and Part III of the Report on Form 10-K.

                                    PART I

Item 1.   Business

(a)  General Development of Business

We are a full-service securities firm using technology to deliver a broad range of investment and related financial services to our clients, which include individual and institutional investors, broker/dealers, corporations, governmental entities and financial intermediaries.

We provide clearing services to over 200 correspondent broker/dealers and 700 independent contract brokers, as well as full-service and online discount brokerage services to individual investors. Clearing involves maintaining our correspondent clients' accounts, processing securities transactions, extending margin loans and performing a variety of administrative services as agent for our correspondent broker/dealers. Our clearing business is complemented by our securities trading, securities lending, investment banking and asset management businesses.

Our principal subsidiary, Southwest Securities, Inc. ("Southwest") is a registered securities broker/dealer and a member of the NYSE and other major exchanges. Southwest provides correspondent services to securities broker/dealers and other financial institutions in 30 states, Canada and Europe. Southwest serves individual investors through its Private Client Group offices in Texas, New Mexico and California and institutional investors nationwide from its Dallas, New York and Chicago offices. Clients of these offices gain access to Southwest's investment research that focuses on corporations primarily in the southwestern United States.

We operate three other broker/dealer subsidiaries engaged in certain aspects of the securities brokerage business. All three are NASD registered broker/dealers. SWS Financial Services, Inc. ("SWSFS") contracts with independent registered representatives for the administration of their securities business. We offer discount brokerage services through Mydiscountbroker.com, Inc. ("MDB") which began operations in 1997. SWSFS and MDB are correspondents of Southwest. Southwest Clearing Corporation ("Clearing") was incorporated in the State of Delaware on September 30, 1998 and has not yet begun operations. NorAm, formerly Equity Securities Trading Company, was sold in August 1999.

We offer investment management, advisory and trust services through three subsidiaries. Westwood Management Corporation ("Westwood"), a registered investment advisor, manages the Gabelli-Westwood Family of Mutual Funds as well as equity and fixed income investments for a diverse clientele including corporate plan sponsors, charitable institutions, educational endowments and public funds. Westwood Trust ("Trust") provides trust, custodial and other management services to high net worth individuals and corporations throughout Texas and the Southwest. SW Capital Corporation ("Capital"), administers the Local Government Investment Cooperative ("LOGIC") fund for cities, counties, schools and other local governments across Texas.

SWS Technologies Corporation ("Technologies") incorporated in 1997, provides Internet services, network design and engineering and disaster recovery services to the Company, its clients and other customers in the southwestern United States.

On August 10, 1999, we signed a definitive merger agreement to acquire ASBI Holdings, Inc. ("ASBI"), the holding company for First Savings Bank, FSB, (the "Bank"). ASBI is classified as a unitary savings and loan holding company, the business of which principally consists of the ownership and management of its subsidiaries, the principal operating subsidiary of which is the Bank. The Bank, headquartered in Arlington, Texas, is a federally chartered savings association organized and existing under the laws of the United States.

Pursuant to the terms of the merger agreement, we will acquire ASBI and its subsidiaries, including the Bank, through the merger of one of our wholly owned subsidiaries with and into ASBI. The agreement provides that we will issue 2.6 million shares of its common stock in a private placement to the holders of all of the outstanding stock of ASBI. As a result of the merger, the shareholders of ASBI will become our stockholders.

Don A. Buchholz serves as our chairman and as chairman of ASBI, and is currently the beneficial owner of approximately 7.0% of our outstanding voting securities. Mr. Buchholz also owns approximately 19.3% of the outstanding securities of ASBI. As a result of the conversion of such securities into shares of our common stock pursuant to the merger, it is anticipated that Mr. Buchholz's beneficial ownership interest will increase to 9.2% of our outstanding stock. Pursuant to the terms of a voting agreement among the shareholders of ASBI, Mr. Buchholz as the power to exercise voting control for approximately 58.6% of ASBI's outstanding voting securities. Such voting agreement, however, will not be used in conjunction with the vote of ASBI shareholders to approve the merger.

The acquisition is expected to be accounted for by the pooling-of-interests method and is subject to prior regulatory and shareholder approval. Detailed information regarding the acquisition of ASBI, including a description of the terms and conditions of the definitive merger agreement, issuance of shares of our common stock to ASBI shareholders and related matters, is set forth in our Definitive Proxy Statement for our Annual Meeting of Stockholders to be held on November 3, 1999.

(b) Financial Information about Operations

Our operations consist of various financial services provided to our clients. The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

                                                      1999                            1998                          1997
                                                      ----                            ----                          ----
                                             Amount         Percent          Amount         Percent        Amount         Percent
                                         ----------------------------------------------------------------------------------------
Net revenues from clearing
    operations                                $ 40,118        12%            $ 26,607         9%            $ 22,693        10%
                                         -------------                    -----------                    -----------

Commissions:
    Listed equities                             13,481         4%              14,125         5%               9,729         4%
    Over-the-counter equities                   15,392         4%              12,418         4%               9,635         4%
    Corporate bonds                              7,630         2%               5,027         2%               1,906         1%
    Government bonds and mortgage-
     backed securities                           3,162         1%               2,785         1%               1,970         1%
    Municipal bonds                              5,568         2%               4,658         2%               4,026         2%
    Options                                      2,885         1%               1,820         1%               1,228         1%
    Mutual funds                                14,310         4%              13,737         5%               9,013         4%
    Other                                        2,620         1%               4,831         2%               1,375         1%
                                           -----------                    -----------                    -----------
                                                65,048                         59,401                         38,882
                                           -----------                    -----------                    -----------

Interest                                       147,006        44%             143,121        50%             119,176        55%
                                           -----------                     ----------                    -----------

Investment banking fees:
    Corporate                                    2,108         1%               5,786         2%               2,913         1%
    Municipal                                   10,650         3%               9,933         3%               6,218         3%
                                           -----------                     ----------                    -----------
                                                12,758                         15,719                          9,131
                                           -----------                     ----------                    -----------

Advisory and administrative fees:
    Institutional and individual
      accounts                                   9,851         3%               8,135         3%               4,667         2%
    Money market funds                           6,090         2%               3,559         1%               1,790         1%
    Other                                          401        --                  437        --                  443        --
                                           -----------                     ----------                    -----------
                                                16,342                         12,131                          6,900
                                           -----------                     ----------                    -----------

Net gains on principal transactions:
    Equity securities                           36,163       10%                7,295         3%               4,377         2%
    Municipal securities                         3,399        1%                4,095         1%               6,092         3%
    Other                                        2,127        1%                1,186        --                1,387         1%
                                           -----------                     ----------                    -----------
                                                41,689                         12,576                         11,856
                                           -----------                     ----------                    -----------

Other                                           14,309        4%               16,203         6%               9,766         4%
                                           -----------                     ----------                    -----------
          Total revenue                       $337,270      100%             $285,758       100%            $218,404       100%
                                           ===========                     ==========                    ===========


(c) Narrative Description of Business

As of June 25, 1999, we employed 928 individuals. Southwest employed 833 of these individuals, 120 of whom were full-time retail representatives. In addition, 710 full-time retail representatives were affiliated as independent contractors. Through our broker/dealer subsidiaries, we provide securities services to approximately 250,000 client accounts. No single client accounts for a material percentage of our total business.

BROKERAGE SERVICES

Southwest Securities, Inc. Southwest's activities in the securities business include execution and clearing of securities transactions, individual and institutional securities brokerage, securities lending, management of and participation in underwriting of equity and fixed income securities, market making in corporate securities and research and investment advisory services. For the year ended June 25, 1999, revenues of Southwest accounted for 87% of consolidated revenues.

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

Execution and Clearing. Southwest provides clearing and execution primarily on a fully-disclosed basis for other broker/dealers including general securities broker/dealers, bank affiliated firms and those firms specializing in high volume trading. In a fully disclosed clearing transaction, the identity of the correspondent's client is known to Southwest, and Southwest physically maintains the client's account and performs a variety of services as agent for the correspondent. Southwest provides clearing and execution services for over 200 correspondents throughout the United States and Europe. Correspondent firms are charged fees based on their use of services according to a standard clearing schedule. Discounts are given from the standard schedule based on total volume and type of services provided to the correspondent. Besides service charges realized from securities clearing activities, Southwest also earns substantial amounts of interest income. Southwest extends credit directly to its customers, the customers of correspondent firms and the correspondent firms themselves in order to facilitate the conduct of customer and correspondent securities transactions. This credit is termed margin lending. The correspondents indemnify Southwest against margin losses on their customers' accounts. Southwest also extends margin credit directly to correspondents to the extent that such firms pledge proprietary assets as collateral. Since Southwest must rely on the guaranties and general credit of the correspondents, Southwest may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

While Southwest's correspondent relationships are with a wide range of general securities broker/dealers and bank-affiliated broker/dealers, Southwest provides clearing services for a number of high-volume trading firms. These firms specialize in providing services to those customers who trade actively on a daily basis. As of June 25, 1999, Southwest provides clearing services for 16 of these firms. The nature of services provided to the customers of these firms are substantially different from the standard correspondent relationship and, accordingly, fees for services to these correspondents are discounted from the fees normally charged in the standard clearing schedule.

The following table reflects the number of client transactions processed for each of the last three years and the number of correspondents at the end of each year:

                                                                      Fiscal 1999           Fiscal 1998            Fiscal 1997
                                                                  ---------------       ---------------        --------------
Tickets for third party correspondents                                 21,819,847             6,439,240             3,049,700
Tickets for internal correspondents                                       258,948               159,156               115,963
Tickets for Southwest account executives                                  304,540               172,203               155,896
                                                                  ---------------       ---------------        --------------
Total tickets                                                          22,383,335             6,770,599             3,321,559
                                                                  ===============       ===============        ==============

Number of correspondents                                                      216                   231                   227
                                                                  ===============       ===============        ==============

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

Individual and Institutional Securities Brokerage. As a securities broker, Southwest acts as agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter ("OTC") market. In most cases, Southwest charges commissions to its retail clients, on both exchange and OTC transactions, in accordance with its established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client's level of business, the trade size and other relevant factors. Southwest discounts its commissions substantially on institutional transactions based on trade size and the amount of business conducted annually with each institution. For certain fee-based accounts, a fee is charged in lieu of standard commissions. In addition, Southwest sells a number of professionally managed mutual funds and maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker/dealers. Some account executives employed by Southwest maintain a license to sell certain insurance products. Southwest is registered with the Commodity Futures Trading Commission as a non-guaranteed introducing broker and is a member of the National Futures Association. Southwest is a fully disclosed client of one of the largest futures commodity merchants in the United States.

As of June 25, 1999, Southwest had 11 retail brokerage offices, three located in Dallas and one each in Georgetown, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; Albuquerque and Santa Fe, New Mexico; and Beverly Hills, California. In addition, Southwest has bond brokerage offices in Dallas, Chicago and New York; and an institutional sales office in Dallas.

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

Securities Lending Activities. Southwest performs securities lending services for its own clients, clients of correspondents and correspondents themselves as well as for other broker/dealers and lending institutions. Southwest's securities borrowing and lending activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker/dealers for similar purposes. When borrowing securities, Southwest is required to deposit cash or other collateral, or to post a letter of credit with the lender and Southwest generally receives a rebate (based on the amount of cash deposited) or a fee calculated to yield a negotiated rate of return. When lending securities, Southwest receives cash or similar collateral and generally pays a rebate (based on the amount of cash deposited) to the other party to the transaction. Generally, Southwest earns net interest income based on the spread between the interest rate on cash or similar collateral deposited and the interest rate paid on cash or similar collateral received. Stock borrowing and securities lending transactions are generally executed pursuant to written agreements with counterparties which require that (1) securities borrowed and loaned be marked-to-market on a daily basis, (2) excess collateral be refunded, and (3) deficit collateral be furnished. Margin adjustments are usually made on a daily basis through the facilities of various clearing houses. Southwest is a principal in these securities borrowing and lending transactions and becomes liable for losses in the event of a failure of any other party to honor its contractual obligation. Southwest's management sets limits on transaction volumes with each counter-party and reviews these limits on a weekly basis to monitor the risk level with each counter-party.

The securities lending business is conducted primarily out of the Company's New York office using a highly specialized sales force. Competition for these professionals is intense and there can be no assurance that Southwest will be able to retain these securities lending professionals.

Investment Banking and Underwriting Activities. Southwest earns investment banking revenues by assisting corporate clients in planning to meet their financial needs and advising them on the most advantageous means of raising capital. Such plans are sometimes implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. These types of activities are conducted in the corporate finance department that is staffed with 12 professionals and 8 analysts. In addition to public offerings and private placements, Southwest provides other consulting services, including providing valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

The syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises Southwest's selling allotments to its branch office system, to institutional clients and to other broker/dealers.

Southwest is also among the leaders in its geographic region in the origination, syndication and distribution of securities of municipalities and political subdivisions. The public finance department, which is staffed by 21 professionals, provides professional financial advisory services to public entities across Texas and the Southwest and maintains branch offices in San Antonio, Austin and Houston, Texas, and Albuquerque, New Mexico.

The following table sets forth, for the last three fiscal years, the number and dollar amounts, using the full credit to the co-manager method, of municipal bond offerings senior-managed or co-managed by Southwest.

                                                                Aggregate
                             Fiscal         Number of           Amount of
                              Years          Issues             Offerings
                         -----------     -------------   ------------------
                              1999             175           $4,846,558,000
                              1998             203           $5,143,646,000
                              1997             165           $2,444,317,000

Participation in underwritings, both corporate and municipal, can expose Southwest to material risk, since the possibility exists that securities it has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.

Market Making Activities. Southwest is a market maker in OTC and exchange-listed equity securities as well as a dealer in tax-exempt and governmental fixed income securities. Trading securities in the OTC market involves the purchase of securities from and the sale of securities to clients of Southwest or to other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. At June 25, 1999, Southwest made markets in 544 OTC common stocks and 61 exchange-listed stocks. Southwest frequently acts as agent in the execution of OTC orders for its clients and, as such, transacts these trades with other dealers. When Southwest receives a client order in a security in which it makes a market, it may act as principal as long as it matches or improves upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Recently adopted regulations require that client limit orders be satisfied prior to the brokerage firm buying securities into or selling the securities from their own inventory at the same price.

While most of Southwest's principal transactions are executed to facilitate individual and institutional customer trades, Southwest also maintains certain inventory positions for its own accounts. These inventories require the commitment of capital and expose the Company to the risk of a loss if market prices of the securities held in inventory decrease. General market conditions, interest rates and the financial prospects for issuers of such securities may affect the market prices of securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established and are reviewed periodically.

Research Activities. Southwest has a research department that provides analysis, investment recommendations and market information with an emphasis on companies located in the Southwest region. At June 25, 1999, Southwest had 17 senior securities analysts publishing research on 135 companies. The department focuses on particular industry groups, including consumer products, health care, real estate and technology.

Information Technology. Information technology is an integral part of Southwest's clearing and brokerage activities. Southwest operates sophisticated hardware and software to execute and process securities transactions and is engaged in continuing software development and regular up-grades on its computer hardware. Southwest's data center features a twelve processor Tandem K20,000 Himalaya system and a sophisticated telecommunications network supporting over 3,300 terminals. While Southwest's software is licensed from Securities Industry Software Corporation, it employs in-house programmers to develop proprietary enhancements and to maintain its system. Southwest provides brokerage accounting, order entry and market data in a local area network/wide area network environment as well as through other traditional communication environments.

Southwest is transitioning from its Himalaya mainframe processors to a family of Compaq(R) servers as a part of its migration to the Comprehensive Software Systems, Ltd. ("CSS") software. This software is being developed by CSS, a joint venture with Southwest and several other broker/dealers. This software is capable of accommodating a variety of hardware platforms and operating systems with a large degree of customization at each location. The CSS system will automate both front- and back-office brokerage processes from contact and order management to clearance and settlement. Southwest is currently operating several CSS modules and intends to have substantially all modules in place by December 31, 1999.

The CSS database at Southwest uses Microsoft SQL Server 7.0 and runs on three Compaq Proliant(TM) 7000 servers using new Intel Xeon processors. Each of the Quad/400-megahertz servers provides 50 to 150 gigabytes of disk space and a gigabyte of random access memory (RAM). The CSS applications also use over 50 Compaq 1850R servers with Dual/400-megahertz processors and 512 megabytes of RAM.

Southwest is also investing in Internet and other communications technology. Southwest is currently providing Internet access to account information for certain correspondents and expects to expand this service. Southwest also provides Internet service for correspondents and other end users, as well as employees. Internet and other communication mechanisms may expose the Company to increased risk of unauthorized access to data systems.

SWS Financial Services, Inc. SWSFS is an NASD member broker/dealer that contracts with individual registered representatives who are NASD licensed salespersons for the conduct of their securities business. SWSFS is a correspondent of Southwest. While these registered representatives must conduct all of their securities business through SWSFS, their contracts permit them to conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest's account executives to compensate them for their added expenses.

Mydiscountbroker.com, Inc.   MDB, which began operations in 1997, is a NASD
member broker/dealer specializing in deep discount brokerage services with an emphasis in trading over the Internet. Although MDB's brokers do not provide investment advice or recommendations, they do offer clients the information needed, including quotes, market news, and trends, to make informed investment decisions. MDB's brokers work on a salary, rather than commission.


ASSET MANAGEMENT AND TRUST SERVICES

Westwood Management Corporation   Westwood is a registered investment advisor
founded in 1983 by Susan M. Byrne, who continues to serve as its President and Chief Executive Officer. The firm, which has headquarters in Dallas, manages equity, fixed income, cash and balanced accounts for a diverse clientele, including corporate plan sponsors, charitable institutions, educational endowments and public funds. In addition, Westwood manages the Gabelli-Westwood Family of Mutual Funds which is available to both taxable and non-taxable investors.

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


COMPETITION

We encounter intense competition in our business, and we compete directly with numerous firms, many of which have substantially greater capital and other resources. We also encounter competition from banks, insurance companies and financial institutions in many elements of our business. For example, with the prior approval of the Federal Reserve Board, securities subsidiaries of bank holding companies may now underwrite and deal in corporate debt and equity securities, provided that they comply with certain "firewalls" and that the revenues from such activities do not exceed 25 percent of the security subsidiary's total revenues. Legislative proposals also under consideration would eliminate this limit on such activities and would permit commercial banks, bank holding companies and their subsidiaries and affiliates to offer additional services which have traditionally been provided only by securities and money management firms.

In the past few years, a number of banks acquired securities firms and, in so doing, gained unprecedented entry into the securities industry. While the effect of such acquisitions cannot yet be determined, they have brought entirely new sources of capital into the securities industry, resulting in more formidable competition.

Additionally, competition among securities firms and other competitors for successful sales representatives, securities traders, securities analysts, stock loan professionals and investment bankers is intense and continuous.

We compete with other securities firms and with banks, insurance companies and other financial institutions principally on the basis of service, product selection, price, location and reputation in local markets. We operate at a price disadvantage to discount brokerage firms that do not offer equivalent
services.   Southwest competes for the correspondent clearing business on the basis of service, price, technology, product selection and reputation. We compete in asset management services with other portfolio managers principally based on portfolio performance, price and service.

REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. Southwest, SWSFS and MDB are registered in all 50 states. Southwest is also registered in Puerto Rico.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker/dealers. See Note 10 of the Notes to Consolidated Financial Statements for further description of certain SEC regulations.


EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders:


        Name                      Age                Position
        ----                      ---                --------
David Glatstein                   50  Director, Chief Executive Officer and President
Edward R. Anderson                50  Executive Vice President
William D. Felder                 41  Executive Vice President
Kenneth R. Hanks                  45  Executive Vice President and Chief Operating Officer
Stacy M. Hodges                   36  Executive Vice President, Chief Financial Officer and Treasurer
Daniel R. Leland                  38  Executive Vice President
Richard H. Litton                 52  Executive Vice President
W. Norman Thompson                43  Executive Vice President and Chief Information Officer
Paul D. Vinton                    50  Executive Vice President


David Glatstein was elected Chief Executive Officer in May 1996 and has served as President and a director of both the Company and Southwest since May 1995. Mr. Glatstein was Chief Executive Officer of Barre & Company, Inc. from its founding in 1980 until its acquisition by Southwest in 1995; First Vice President of the Securities Division of Lehman Brothers Kuhn Loeb, Inc. from 1978 to 1980 and a securities broker with White, Weld & Company, Inc. from 1973 to 1978. Mr. Glatstein is a past Chairman of the District 6 Business Conduct Committee of the NASD.

Edward R. Anderson has served as Executive Vice President of the Company in charge of the Operations Division since January 1999. Mr. Anderson joined the Company in February 1998 as Executive Vice President for Acquisitions and New Business Development. Prior to joining the Company, he spent 26 years in various positions at Principal Financial Services in Dallas including Director of Capital Markets, Chief Administrative Officer, Executive Vice President and Chief Financial Officer. Mr. Anderson is a certified public accountant and is a past Chairman of the District 6 Business Conduct Committee of the NASD.

William D. Felder has served as Executive Vice President of the Company since December 1995 and as Senior Vice President of the Company since 1993. Mr. Felder has been associated with Southwest in various other capacities since 1980, including director since August 1993 and Senior Vice President in charge of Clearing Services from 1988 to 1998. Mr. Felder is a past Chairman of the District 6 Business Conduct Committee of the NASD.

Kenneth R. Hanks has served as Executive Vice President since June 1996 and Chief Operating Officer since August 1998. Mr. Hanks was the Company's Chief Financial Officer from June 1996 to August 1998 and has been a director of Southwest since June 1997. Mr. Hanks served in various executive capacities of Rauscher Pierce Refsnes, Inc. from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with the NASD and formerly served as a member of the NASD's District 6 Business Conduct Committee.

Stacy M. Hodges has served as Treasurer and Chief Financial Officer since August 1998 and Executive Vice President since February 1999. Ms. Hodges was Controller of the Company from September 1994 to August 1998. Ms. Hodges has been a director of Southwest since June 1997. Prior to joining Southwest, Ms. Hodges was a Senior Audit Manager in the Financial Services division of KPMG LLP. Ms. Hodges is a member of the Texas Society of CPAs.

Daniel R. Leland has served as Executive Vice President of the Company since February 1999. He has served as Executive Vice President and director of Southwest since July 1995. He has been in charge of the Fixed Income Division since November 1997. Mr. Leland began his career at Barre & Company in June 1983 where he was employed in various capacities in fixed income sales and trading before becoming President of Barre & Company in 1993. Mr. Leland is an arbitrator for the NASD and is a past Vice Chairman of the District 6 Business Conduct Committee.

Richard H. Litton has served as Executive Vice President of the Company and Executive Vice President in charge of the Public Finance Division and a director of Southwest since July 1995. Mr. Litton headed the Municipal Securities Group in Dallas for BA Securities, Inc. from 1993 to 1995. Mr. Litton was President with First Southwest Company, a regional investment bank from 1987 to 1993; Vice President and Regional Manager of Merrill Lynch Capital Markets Municipal Group from 1977 to 1987 and a securities broker with White, Weld & Company, Inc. from 1976 to 1977. Mr. Litton served on the Advisory Committee on the Recovery of Real Estate Finance for the Texas House of Representatives' Financial Institutions Committee. Mr. Litton is past member and director of the Municipal Advisory Council of Texas and past member of the Marketing Committee of the Public Securities Association.

W. Norman Thompson has served as Executive Vice President and Chief Information Officer of the Company since January 1995. Mr. Thompson has been a director of Southwest since June 1997. Mr. Thompson was associated with Kenneth Leventhal & Co. (now a part of Ernst & Young LLP) in various capacities ranging from Audit Manager to Senior Consulting Manager from 1987 to 1994. Previously, Mr. Thompson was an Audit Manager with KPMG LLP from 1981 to 1987. In the capacities he held with both Kenneth Leventhal & Co. and KPMG LLP, he was heavily involved in Information Technology auditing and consulting.

Paul D. Vinton has served as Executive Vice President of the Company since November 1998 and as Senior Vice President of Southwest since June 1995 and as a director of Southwest since May 1997. Mr. Vinton was associated with Stephens Inc. in various capacities from 1993 through 1995. Mr. Vinton has been employed within the securities industry since 1972 with various firms dealing primarily in operational, clearance and settlement activities. Mr. Vinton has served on various industry group boards including most recently the Depository Trust Company Settlement Advisory Board.


Item 2.  Properties

Our executive offices are located in approximately 160,500 square-feet of leased space in an office building in Dallas, Texas. The lease expires in 2008. We conduct our clearing operations primarily in our principal office in Dallas, Texas and our office in New York. We have 11 retail brokerage offices, three located in Dallas, Texas and one each in Georgetown, Longview, Lufkin, Nacogdoches and San Antonio, Texas; Albuquerque and Santa Fe, New Mexico; and Beverly Hills, California. We have public finance branch offices in San Antonio, Austin and Houston, Texas and Albuquerque, New Mexico. We have fixed income branch offices in Chicago, Illinois and New York. Our present facilities and equipment are adequate for current and planned operations.

Item 3.  Legal Proceedings

On April 17, 1998, a judgment was entered against us in connection with a breach of contract lawsuit stemming from the 1995 acquisition of Barre & Company, Inc. The judge awarded the counterparty approximately $40,000 in damages and approximately $1,700,000 in attorney's fees. We believe that we have substantial grounds for appeal and we have begun the appellate process. We also believe that our reserves are adequate to cover the full amount of the judgment.

On May 22, 1998, a class action claim was filed in the United States District Court for the Northern District of Texas against us and ViaGraphix Corporation alleging that material misrepresentations were made in the registration statement and prospectus that was filed with the SEC and distributed to investors in connection with the initial public offering of stock of ViaGraphix, which was managed and underwritten by us. We believe that we have meritorious defenses to the allegations of the lawsuit, and do not believe that the outcome of this claim will have a material adverse effect on our business, financial condition or operating results.

In the general course of our brokerage business and the business of clearing for other brokerage firms, we have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violation of Federal and state securities laws. We believe that resolution of these claims will not result in any material adverse effect on our business, financial condition or operating results.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
Matters

The registrant's common stock began trading on the New York Stock Exchange, Inc. on October 6, 1997 under the symbol "SWS". Previously, the registrant's stock was traded on the NASDAQ National Market System. At September 14, 1999, there were 137 holders of record of our common stock and in excess of 9,500 total holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

1999                                                           1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                               --------    --------    --------    --------
Cash dividend declared per common share /(2)/                    $ .063      $ .063      $ .063      $ .063
Stock Price Range /(2)/
     High                                                        $22.90      $22.73      $36.99      $76.36
     Low                                                         $14.72      $14.44      $19.15      $25.69

1998                                                           1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                               --------    --------    --------    --------

Cash dividend declared per common share /(2)/                    $ .052      $ .052      $ .052      $ .052
Stock Price Range /(2)/
     High                                                        $21.26      $23.65      $23.81      $25.87
     Low                                                         $15.25      $18.29      $19.05      $19.86

     Item 6. Selected Financial Data

     SELECTED FINANCIAL DATA
     (In thousands, except ratios and per share amounts)

                                                                         Year Ended
                                                     ------------------------------------------------------------
                                                        June 25,    June 26,    June 27,    June 28,    June 30,
                                                          1999        1998        1997        1996        1995
                                                     ------------------------------------------------------------
Operating Results:
   Revenue                                             $  337,270  $  285,758  $  218,404  $  181,808  $  120,181
   Net income                                          $   26,219  $   20,630  $   16,983  $   14,040  $    5,668
   Earnings per share - basic /(2) (3)/                $     2.23  $     1.76  $     1.51  $     1.26  $      .55
   Earnings per share - diluted /(2) (3)/              $     2.21  $     1.75  $     1.51  $     1.26  $      .55
   Weighted average shares outstanding -
        basic /(2) (3)/                                    11,766      11,743      11,270      11,162      10,393
   Weighted average shares outstanding -
        diluted /(2) (3)/                                  11,839      11,764      11,283      11,168      10,393
   Cash dividend declared per common share /(2)/
                                                       $      .25  $      .21  $      .15  $      .13  $      .12

Financial Condition:
   Total assets                                        $4,293,274  $3,220,106  $3,276,392  $2,196,397  $1,535,979
   Long-term debt                                      $   50,000  $       --  $       --  $       --  $       --
   Stockholders' equity                                $  262,284  $  125,467  $  106,928  $   84,449  $   71,541
   Shares outstanding /(2)/                                11,806      11,746      11,726      11,160      11,133
   Tangible book value per common
       share /(1) (2)/                                 $    21.60  $    10.04  $     8.44  $     7.30  $     6.16
   Ratio of earnings to fixed charges /(4)/                   1.4         1.3         1.3         1.3         1.2

/(1)/ Adjusted to consider goodwill of $7,244 at June 25, 1999, $7,558 at June 26, 1998, $8,002 at June 27, 1997, $2,976 at June 28, 1996 and $2,940 at
       June 30, 1995.
/(2)/ Adjusted to reflect a ten percent stock dividend which was effective October 1, 1997, a five percent dividend which was effective August 3, 1998 and a ten percent stock dividend which was declared on May 6, 1999, payable August 2, 1999 to shareholders of record on July 15, 1999.
/(3)/ Fiscal years 1998, 1997, 1996 and 1995 were adjusted to reflect the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

/(4)/ For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before the provision for income taxes and fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor.

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

Effective May 1, 1997, NorAm Investment Services, Inc. ("NorAm"), formerly Equity Securities Trading Company, Inc. ("Equity"), became a wholly owned subsidiary of the Company through the issuance of 445,845 shares of common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, assets and liabilities were recorded at their fair market values on the date of the acquisition. Goodwill relating to this acquisition of approximately $5,113,000 is recorded in other assets in the consolidated statements of financial condition. The Company sold NorAm in August 1999.

RESULTS OF OPERATIONS

During fiscal 1999, net income totaled $26,219,000, an increase of $5,589,000, or 27%, from fiscal 1998, which is a Company record. In 1998, net income totaled $20,630,000, an increase of $3,647,000, or 21%, from fiscal 1997. For the past three years, the equity markets have experienced an unprecedented rise, spurring record levels of transaction volume and capital market activity. These conditions have led to record results in many sectors of the financial services industry, including most of the Company's primary lines of business. These industry factors, coupled with the Company's effort to grow into new areas of the industry, have allowed the Company to reach earnings records.

The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

                                                     1999 vs. 1998              1998 vs. 1997
                                                  Amount       Percent        Amount     Percent
                                                -------------------------------------------------
     Net revenues
         Net revenues from clearing
           operations                            $13,511            51%           $ 3,914     17%
         Commissions                               5,647            10%            20,519     53%
         Net interest                              4,638            11%             6,479     18%
         Investment banking, advisory and
           administrative fees                     1,250             4%            11,819     74%
         Net gains on principal transactions      29,113           231%               720      6%
         Other                                    (1,894)          (12%)            6,437     66%
                                                --------                      -----------
                                                  52,265            28%            49,888     37%
                                                --------                      -----------

     Operating expenses
         Commissions and other employee
           compensation                           32,874            36%            26,755     41%
         Occupancy, equipment and computer
           service costs                           3,680            21%             5,447     45%
         Communications                            1,229            10%             1,483     13%
         Floor brokerage and clearing
           organization charges                    1,005            20%               943     23%
         Other                                     4,855            19%             9,105     54%
                                                --------                      -----------
                                                  43,643            28%            43,733     40%
                                                --------                      -----------
            Income before income taxes           $ 8,622            27%           $ 6,155     24%
                                                ========                      ===========

Net Revenues from Clearing Operations. Net revenues from clearing increased $13,511,000, or 51%, from 1998 to 1999, as a result of an increase in transaction volumes. Total transactions processed in fiscal 1999 increased 229% to approximately 22.4 million from approximately 6.8 million in fiscal 1998. Turbulent market conditions during the first six months of fiscal 1999 and high trading volumes in the Internet and technology sectors lead to heavy trading volume in securities markets. The rate of increase in transactions processed has outpaced the increase in revenues from clearing, because, in recent years, the Company has increased the number of high-volume trading Correspondents in its customer base, and a substantial portion of the increase in transactions processed were related to these Correspondents. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. As transaction volumes increase, revenue per clearing transaction tends to decrease as Correspondents take advantage of volume discounts.

Net revenues from clearing increased $3,914,000, or 17%, from 1997 to 1998, primarily as a result of an increased number of Correspondents and an increase in total transaction volumes. The number of Correspondents increased to 231 at June 26, 1998 from 227 at June 27, 1997, an increase of 1.7%. Total transactions processed in fiscal 1998 increased 106% to approximately 6.8 million from approximately 3.3 million in fiscal 1997.

Commissions. Commissions from the Company's client transactions increased $5,647,000 to $65,048,000, an increase of 10% when compared with revenues in fiscal 1998 of $59,401,000. This increase is primarily attributable to an increase in fixed income sales, as well as an increase in the number of brokers in the Company's independent contractor network. Fixed income sales increased 46% over the prior fiscal year. The number of independent contractor sales representatives increased to 710 at June 25, 1999 from 697 at June 26, 1998. Also contributing to the increase were increased commissions from Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line investing subsidiary which began offering on-line trading in the third quarter of fiscal 1998. Commissions at MDB increased approximately 193% over the prior year. The number of MDB on-line accounts increased approximately 393% from June 26, 1998 to June 25, 1999.

Commissions from the Company's client transactions in fiscal 1998 increased $20,519,000 to $59,401,000, an increase of 53% when compared with revenues in fiscal 1997 of $38,882,000. This increase was evenly divided between the Southwest Securities, Inc. ("Southwest") Private Client Group network and the SWS Financial Services, Inc. ("SWSFS"), formerly Brokers Transaction Services, independent contractor network. Commissions from account executives increased due to increased sales to individual and institutional investors of (1) offerings managed or co-managed by the Company, (2) over-the-counter corporate bonds and (3) mutual funds. The increase in SWSFS commissions was primarily related to an increased number of independent contractor sales representatives. The number of independent contractors was 697 and 536 at June 26, 1998 and June 27, 1997, respectively.

Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rate it earns on those assets compared with the cost of funds. The components of interest earnings are as follows (in thousands):

                                                                  June 25,      June 26,              June 27,
                                                                    1999          1998                  1997
                                                           ---------------------------------------------------
Interest revenue:
     Customer margin accounts                                     $ 47,865           $ 39,662        $ 28,906
     Assets segregated for regulatory purposes                      11,511              9,806          15,190
     Stock borrowed                                                 80,688             83,332          65,906
     Other                                                           6,942             10,321           9,174
                                                           ---------------     --------------    ------------
                                                                   147,006            143,121         119,176
                                                           ---------------     --------------    ------------

Interest expense:
     Customer funds on deposit                                      31,870             27,723          28,365
     Stock loaned                                                   65,868             67,956          50,204
     Other                                                           2,213              5,025           4,669
                                                           ---------------     --------------    ------------
                                                                    99,951            100,704          83,238
                                                           ---------------     --------------    ------------
        Net interest                                              $ 47,055           $ 42,417        $ 35,938
                                                           ===============     ==============    ============

For the year ended June 25, 1999, net interest income accounted for 20% of the Company's net revenue versus 23% in the prior fiscal year. Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the past two fiscal years. Net interest revenue generated from securities lending activities has remained relatively stable in the current fiscal year versus the prior fiscal year. Average customer balances and average balances from securities lending activities are as follows (in thousands):

                                                         Fiscal Years Ended
                                                 June 25, 1999        June 26, 1998
                                             --------------------------------------
     Average customer margin balances               $  604,000           $  477,000
     Average customer funds on deposit                 699,000              544,000

     Average stock borrowed                          2,219,000            2,139,000
     Average stock loaned                            2,189,000            2,113,000

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

In fiscal 1998, net interest income accounted for 23% of the Company's net revenue, while in fiscal 1997, net interest income was 27% of net revenue. Interest income from customer accounts increased 37% in 1998 as compared to 1997 primarily due to increases in margin account balances as favorable market conditions coupled with comparatively low interest rates made margin borrowing popular. Additionally, the Company's acquisition of Equity in May of 1997 resulted in an increase in customer margin accounts of approximately $80 million. Interest expense related to customer funds on deposit in fiscal 1998 decreased 2% from 1997 due to a decrease in the average balances of customer funds on deposit. During 1998, the Company transferred approximately $190 million of its customer funds on deposit to a money market mutual fund program for which the Company acts as underwriter through its SWSFS subsidiary. The transfers occurred as a result of the Company's offering new cash management products to qualified plan customers. The decrease in average customer credit balances caused a corresponding decrease in assets segregated for regulatory purposes. Interest income from these assets declined $5,384,000, or 35%, in fiscal 1998 versus fiscal 1997 as the average balance of these assets decreased to $167,583,000 in 1998 versus $294,678,000 in 1997.

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

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. Investment banking, advisory and administrative fees increased in fiscal 1999 when compared to fiscal 1998 due to increases in fees from investment advisory services, offset by decreases in corporate and municipal finance fees. Advisory fees earned on investment management increased as assets under management at June 25, 1999 were approximately $3.5 billion versus $2.9 billion at June 26, 1998. The number and offering amount of senior and co-managed municipal finance offerings in which the Company participated decreased 14% and 6%, respectively, over the prior year.

Investment banking, advisory and administrative fees in 1998 increased $11,819,000, or 74%, to $27,850,000 when compared to $16,031,000 in fiscal 1997 due to increased volume of transactions in both equity and municipal investment banking markets. Additionally, advisory fees earned on investment management increased as average assets under management in 1998 were approximately $2.9 billion versus $2.2 billion in fiscal 1997.

Net Gains on Principal Transactions. Net gains on principal transactions have experienced significant growth over prior year, increasing 231% to $41,689,000. This growth is due to the expansion of the Company's equity trading area. The number of market makers employed in this area has increased to 20 at June 25, 1999 from 15 at June 26, 1998, while coverage from market making activities has increased to 544 over-the-counter securities and 61 exchange-listed securities in which the Company makes a market. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Other Income. Other income decreased over the prior year due to non-recurring revenue in fiscal 1998. The Parent owned a minority interest in Roundtable Partners, LLC ("Roundtable"), the predecessor of Knight/Trimark Group, Inc. ("Knight"), which filed an S-1 registration statement with the U.S. Securities and Exchange Commission on May 1, 1998 for an initial public offering of stock. In accordance with the terms of the limited partnership agreement, prior to the offering, previously undistributed earnings of Roundtable, approximately $3.7 million, were distributed to the Parent in fiscal 1998.

Other income increased $6,437,000, or 66%, to $16,203,000 for the year ended June 26, 1998 primarily as a result of the transaction described above. The remaining increase in other income was due to increased revenue from transaction and account fees.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the fiscal year ended June 25, 1999, commissions and other employee compensation expense increased over the same periods in the prior year. This was principally due to (1) increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues; (2) as previously discussed, increased headcount among the independent contractor network; and (3) the addition of 149 full-time employees. The number of full-time employees increased to 928 at June 25, 1999 compared to 779 at June 26, 1998. Approximately 57% of the increased employee count relates to those employed in the information technology area.

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

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased primarily due to upgrades in computer processing equipment as the Company continues to focus its resources on the implementation of its new brokerage software, Comprehensive Software Systems, Ltd. ("CSS") (see YEAR 2000 discussion below) as well as the redesign of the Company's customer statements.

Occupancy, equipment and computer service costs increased $5,447,000, or 45%, during fiscal 1998 primarily due to upgrades in computer processing equipment, an increase in office space and the completion of the remodeling of the Company's headquarters.

Communications. Communications expense increased 10% and 13%, respectively, in fiscal years 1999 and 1998, due to expanded computer networking and the expansion of the equity trading area.

Other Expenses. In fiscal 1999, other expenses increased 19% primarily due to increases in contract labor, professional services and promotional expenses. Contract labor and professional service expenses relate to, among other things, the Company's involvement in developing Year 2000 compliant software (see YEAR 2000 discussion below).

In fiscal 1998, other expenses increased $9,105,000, or 54%, to $26,043,000, primarily due to increases in expenses associated with underwriting fixed income securities, consulting and legal services and increases in the Company's litigation and other reserves.

FINANCIAL CONDITION

The Parent's investment in Knight is classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as other comprehensive income as a part of stockholders' equity on the consolidated statements of financial condition in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 25, 1999, the Parent owned approximately 3.3 million shares of Knight, as adjusted for the two-for-one stock split effective May 17, 1999.

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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At June 25, 1999, the amount outstanding under these secured arrangements was $2,700,000 which was collateralized by securities held for firm accounts valued at $29,724,000. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of the Company.

In addition to the broker loan lines, the Company also has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at June 25, 1999 under this unsecured line of credit.

On June 16, 1999, the Company issued $50 million of 5% Exchangeable Subordinated Notes (the "Notes") due June 30, 2004. At maturity, the principal of the notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, which are in the form of DARTS(SM) (or, "Derivative Adjustable Ratio Securities(SM)"), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note's maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Note's issue price and 20% greater than the issue price, the exchange rate will be determined by a formula.

Net cash used in operating activities during the fiscal year ended June 25, 1999 was $47,941,000. The use of cash was due to the increase in securities owned and assets segregated for regulatory purposes and was adequately financed by increased customer funds on deposit and the proceeds from the issuance of the Notes.

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

Interest Rate Risk. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. The Company does not maintain material positions in interest-rate-sensitive financial instruments. The Company's fixed income activities also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuers credit rating or credit perception could affect the value of financial instruments.

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

Market Risk Analysis. The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at June 25, 1999 will not have a material adverse effect on the consolidated financial position or operating results of the Company.

YEAR 2000

The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause information technology ("IT") systems to malfunction in the Year 2000 and may lead to significant business delays in the U.S. and internationally. The Year 2000 problem has the potential to impact the securities industry since information is moved to and from the exchanges and trading partners on a real-time basis from computer system to computer system with little human interaction. In addition to potential problems from computer systems, potential problems could arise from equipment with embedded chips, such as fax machines, elevators and other non-IT systems.

The Company has defined a Year 2000-compliant system as one capable of correct identification, manipulation and calculation when processing data in connection with the year change from December 31, 1999 to January 1, 2000. A Year 2000-compliant system is also capable of correct identification, manipulation and calculation using leap years both alone and in conjunction with other dates. The Company's systems are compliant under the above definition. The Company addressed issues with regard to Year 2000 compliance as described below.

In the first stage, the Company prepared an inventory of all IT and non-IT systems, as well as equipment that could have embedded chips, whether or not critical to the operation of the business. The Company also compiled a listing of material relationships with third parties. These relationships include various exchanges, clearing houses, banks, telecommunications companies and public utilities. This stage of the Year 2000 process is 100% complete. The Company continually reviews areas of the business to address any new items added since the initial inventories.

In stage two, results from the inventory discussed above were assessed to determine the Year 2000 impact and what actions needed to be taken to obtain Year 2000 compliance. For the Company's internal systems, actions needed ranged from obtaining vendor certification of Year 2000 compliance, remediation of internal systems or replacement of systems and equipment that could not be remediated. This stage is 100% complete. The Company has determined a course of action for remediation or replacement of all critical internal systems. The Company continues surveying and obtaining information about Year 2000 readiness of its material third-party relationships. Contingency plans have been developed for those third parties who cannot satisfactorily demonstrate Year 2000 compliance. The plans are continually refined, updated and tested as changes in third-party readiness occurs.

The third stage includes the repair, replacement or retirement of systems. This stage of the Year 2000 process is complete. The Company has upgraded packaged software throughout the organization. Desktop system upgrades and upgrades of the communications infrastructure are finished. The main telephone switch and critical branch office switches have been upgraded where necessary, and upgraded network operating systems have been loaded into place. The rollout of the Year 2000 compliant version of the BRASS(R) Equity Trading System has also been completed.

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

The Company's primary operational system is the Securities Industry Software ("SIS") application, which provides both front- and back-office services to Correspondents, customers and our internal users. For several years, the Company has self-supported the SIS application. The Company has been pursuing a replacement strategy for SIS and is implementing a new client-server based information system ("CSS"). CSS is being developed by Comprehensive Software Systems, Ltd., an entity in which several securities firms own interests, including the Company, which owns an 8.18% interest.

While replacement of the SIS system with CSS was our primary solution for Year 2000 issues associated with the SIS system, in September 1998 the Company engaged an independent consulting firm to begin remediation of the SIS system. As of June 30, 1999, 100% of the code was remediated by the consulting firm, tested by the Company and installed in the production environment.

The Company has been working on the CSS project since 1992, as implementation of this system was in process before the Company began assessment of critical Year 2000 issues. In fiscal 1997, the Company accelerated the pace of the CSS project so that it would be available as the Year 2000 solution for the SIS system. Through fiscal 1997 and 1998, costs associated with the joint venture, including personnel, hardware, software and related costs, were approximately $4 million. During fiscal 1997 and 1998, the Company incurred an additional $1 million in costs related to the Year 2000 project primarily related to compensation and benefits, software upgrades and hardware replacement for financial and other systems. In fiscal 1999, the Company has incurred an additional $8.4 million in expenses related to the CSS project and other Year 2000 initiatives. Implementation of the CSS system should result in the reduction of certain existing hardware and software lease, maintenance and licensing costs.

In the first half of fiscal 2000, the Company expects to incur an additional $600,000 related to Year 2000 project costs. These costs will be funded out of working capital and substantially all will be expensed. The budgeted expenditures include compensation and benefits for IT and other operational staff.

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

The last stage of the implementation process includes testing all of the changes implemented individually and integrating those changes with all of the Company's systems and those of its customers and trading partners. Testing takes on various forms depending on the type of change implemented. Each upgrade, to the extent economically feasible, is run through a test environment before it is implemented. It is then tested to see how well it integrates into the Company's overall IT environment. The Company has also engaged in point-to-point testing with various exchanges, clearing houses and utilities and has established a future date environment for testing the CSS and SIS applications. The Company participated in the Securities Industry Association's industry-wide testing which occurred over a series of weekends in March and April 1999 and simulated the first trading cycle to settle in the Year 2000. The Company successfully completed each phase of the testing. Additional tests have continued with vendors not included in the industry-wide test as well as with Correspondent customers. There are no material unresolved Year 2000 testing exceptions as of June 25, 1999.

The Company has prepared contingency plans that deal with a variety of failures that could potentially be caused by Year 2000 or other problems. These plans range from global issues like the loss of a major stock exchange or utility, to infrastructure issues like the loss of the primary data communications carrier or regional electrical power supplier, to failures within the Company's facilities like the loss of an owned telephone switch or the failure of an internally maintained application. The Company will continue to refine and test these plans up through the Year 2000 as the various exchanges and utilities update their plans for different kinds of failures. Testing related to contingency plans will focus on those failures we assume are more likely to occur because of incomplete work or inadequate information on the part of mission critical vendors. As a part of the contingency planning process, the Company is preparing a formal command center at both the primary and backup facilities.

Although the Company's mission critical systems are Year 2000 compliant, there are many factors beyond the Company's control that could have an adverse effect. The Company continues to work diligently to minimize the potential impact of such external forces on its Year 2000 readiness.


ACQUISITION OF ASBI HOLDINGS, INC.

On August 10, 1999, the Company signed a definitive merger agreement to acquire ASBI Holdings, Inc. ("ASBI"), the holding company for First Savings Bank, FSB, Arlington, Texas. The agreement provides that the Company will issue 2.6 million shares of its common stock to the holders of all of the outstanding stock of ASBI. Don A. Buchholz serves as chairman of both the Company and ASBI, and is the beneficial owner of approximately 7.0% of the Company's outstanding voting securities. Mr. Buchholz is the beneficial owner of approximately 19.3% of the outstanding securities of ASBI, and he exercises voting control for approximately 58.6% of ASBI's outstanding voting securities. The acquisition is expected to be accounted for by the pooling-of-interests method and is subject to regulatory and shareholder approval.


EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components in a set of general-purpose financial statements. The Company adopted SFAS 130 in the first quarter of fiscal 1999. All prior periods have been restated to conform with SFAS 130.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement establishes standards for the way that a public business enterprise reports information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim reports to shareholders. The Company adopted SFAS 131 in the fiscal 1999 financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivatives to be recognized in the consolidated statements of financial condition at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivative is not effective as a hedge. This statement will apply to the Company's 5% Exchangeable Subordinated Notes and the Company's underlying investment in Knight common stock. The impact on the financial statements will depend on a variety of factors, including future interpretive guidance from the FASB. Management is currently reviewing the impact of this new pronouncement, and the impact on the Company's financial position is unknown at this time. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and should be applied prospectively. However, the FASB has subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133" which postpones initial application until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in fiscal 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Market Risk.


Item 8.  Financial Statements and Supplementary Data

(a) Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

(b)                     QUARTERLY FINANCIAL INFORMATION
                    (In thousands, except per share amounts)

1999                                                       1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                           --------    --------    --------    --------
Revenues                                                    $73,197     $79,296     $90,042     $94,735
Income before income taxes                                  $ 7,356     $ 9,351     $11,706     $12,107
Net income                                                  $ 4,683     $ 6,142     $ 7,533     $ 7,861
Earnings per share - basic /(2)/                            $   .40     $   .52     $   .64     $   .67
Earnings per share - diluted /(2)/                          $   .40     $   .52     $   .64     $   .66
Cash dividend declared per common share /(2)/               $  .063     $  .063     $  .063     $  .063
Stock Price Range /(2)/
     High                                                   $ 22.90     $ 22.73     $ 36.99     $ 76.36
     Low                                                    $ 14.72     $ 14.44     $ 19.15     $ 25.69

1998                                                       1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                           --------    --------    --------    --------
Revenues                                                    $65,296     $70,465     $68,841     $81,156
Income before income taxes                                  $ 7,785     $ 8,405     $ 7,369     $ 8,339
Net income                                                  $ 5,045     $ 5,390     $ 4,863     $ 5,332
Earnings per share - basic /(1) (2) (3)/                    $   .43     $   .45     $   .42     $   .45
Earnings per share - diluted /(1) (2) (3)/                  $   .43     $   .45     $   .41     $   .45
Cash dividend declared per common share /(1) (2)/           $  .052     $  .052     $  .052     $  .052
Stock Price Range /(1) (2)/
     High                                                   $ 21.26     $ 23.65     $ 23.81     $ 25.87
     Low                                                    $ 15.25     $ 18.29     $ 19.05     $ 19.86

(1) Adjusted to reflect a ten percent stock dividend which was effective October 1, 1997 and a five percent stock dividend which was effective August 3, 1998.
(2) Adjusted to reflect a ten percent stock dividend declared May 6, 1999, payable on August 2, 1999 to shareholders of record on July 15, 1999.
(3) The first quarter of fiscal 1998 was adjusted to reflect the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I, Item 1 of this report.

The information under the heading "Proposal One - Election of Directors" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after the Company's fiscal year end is incorporated herein by reference.


Item 11.  Executive Compensation

The information under the subheading "Executive Compensation" under the heading "Management" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after the Company's fiscal year end is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information under the subheading "Stock Ownership of Principal Owners and Management" under the heading "Management" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after the Company's fiscal year end is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information under the heading "Proposal One - Election of Directors"; under the subheadings "Background of the Transaction" and "Relationship of the Parties and Interests of Certain Persons in the Transaction" under the heading "Proposal Two - Issuance of 2,600,000 Shares of Common Stock in Connection with the Proposed Acquisition of ASBI Holdings, Inc."; and under the heading "Management" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a
(6)(c) within 120 days after the Company's fiscal year end is incorporated herein by reference.

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

     3. The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 14(d):

                Exhibit Number
                --------------
                      2.1          Agreement and Plan of Reorganization dated as of August
                                   10, 1999 between the Registrant and ASBI Holdings, Inc.*
                      3.1          Certificate of Incorporation of the Registrant
                                   incorporated by reference to the Registrant's
                                   Registration Statement No. 33-42338 filed August 21, 1991
                      3.2          By-laws of the Registrant incorporated by reference to
                                   Amendment No. 1 to the Registrant's Registration
                                   Statement No. 33-42338 filed October 7, 1991
                      3.3          Certificate of Amendment of Certificate of
                                   Incorporation incorporated by reference to the
                                   Registrant's Annual Report on Form 10-K filed September 25, 1997
                     10.1          Deferred Compensation Plan*
                     10.2          Employee Stock Purchase Plan incorporated by reference
                                   to the Registrant's Registration Statement on Form S-8,
                                   filed November 10, 1994 (Registration No. 33-86234)
                     10.3          Stock Option Plan incorporated by reference to the
                                   Registrant's Proxy Statement filed September 24, 1996
                     10.4          Phantom Stock Plan incorporated by reference to the
                                   Registrant's Proxy Statement filed September 24, 1996
                     10.5          1997 Stock Option Plan incorporated by reference to the
                                   Registrant's Annual Report on Form 10-K filed September24,
                                   1998
                     10.6          Stock Purchase Plan (Restated) incorporated by
                                   reference to the Registrant's Quarterly Report on Form
                                   10-Q filed February 16, 1999
                      12           Computation of Ratio of Earnings to Fixed Charges*
                      23           Consent of KPMG LLP*
                      27           Financial Data Schedule*
                      99           Press Release dated June 6, 1999 filed as an exhibit to
                                   Current Report on Form 8-K filed on June 7, 1999

  * Filed herewith

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on June 7, 1999. Item 5 of the referenced Report refers to the Company's press release dated June 6, 1999 announcing the execution of a Letter of Intent to acquire ASBI Holdings, Inc. No financial statements were filed with the Report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Southwest Securities Group, Inc.
                               ------------------------------------------------
                                        (Registrant)

September 23, 1999                      /S/ David Glatstein
------------------             ------------------------------------------------
    (Date)                              (Signature)
                                        David Glatstein
                                        Director and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


September 23, 1999                      /S/ Don A. Buchholz
------------------             ------------------------------------------------
    (Date)                              (Signature)
                                        Don A. Buchholz
                                        Chairman of the Board

September 23, 1999                      /S/ David Glatstein
------------------             ------------------------------------------------
    (Date)                              (Signature)
                                        David Glatstein
                                        Director and Chief Executive Officer
                                        (Principal Executive Officer)

September 23, 1999                      /S/ Stacy M. Hodges
------------------             ------------------------------------------------
    (Date)                              (Signature)
                                        Stacy M. Hodges
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)

September 23, 1999                      /S/ Laura Leventhal
------------------             ------------------------------------------------
    (Date)                              (Signature)
                                        Laura Leventhal
                                        Controller
                                        (Principal Accounting Officer)

September 23, 1999
------------------             ________________________________________________
    (Date)                              (Signature)
                                        Brodie L. Cobb
                                        Director

September 23, 1999
------------------             ________________________________________________
    (Date)                              (Signature)
                                        J. Jan Collmer
                                        Director

September 23, 1999
------------------             ________________________________________________
    (Date)                              (Signature)
                                        R. Jan LeCroy
                                        Director

September 23, 1999                      /S/ Frederick R. Meyer
------------------             ------------------------------------------------
    (Date)                              (Signature)
                                        Frederick R. Meyer
                                        Director

September 23, 1999                      /S/ Jon L. Mosle, Jr.
------------------             ------------------------------------------------
    (Date)                              (Signature)
                                        Jon L. Mosle, Jr.
                                        Director

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                              PAGE(S)
  Consolidated Statements of Financial Condition                                                  F-2
     as of June 25, 1999 and June 26, 1998

  Consolidated Statements of Income and Comprehensive Income                                      F-3
     for the years ended June 25, 1999, June 26, 1998 and June 27, 1997

  Consolidated Statements of Stockholders' Equity                                                 F-4
     for the years ended June 25, 1999, June 26, 1998 and June 27, 1997

  Consolidated Statements of Cash Flows                                                           F-5
     for the years ended June 25, 1999, June 26, 1998 and June 27, 1997

  Notes to Consolidated Financial Statements                                                      F-6-18

  Independent Auditors' Report                                                                    F-19

               Southwest Securities Group, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        June 25, 1999 and June 26, 1998
              (In thousands, except par values and share amounts)

                                                                                                  1999           1998
                                                                                              -----------     -----------
                                Assets
Cash                                                                                           $   11,334      $   13,706
Assets segregated for regulatory purposes                                                         225,736         130,728
Marketable equity securities available for sale                                                   172,928              --
Receivable from brokers, dealers and clearing organizations                                     3,088,005       2,365,635
Receivable from clients, net                                                                      679,652         648,464
Securities owned, at market value                                                                  74,486          32,144
Other assets                                                                                       41,133          29,429
                                                                                              -----------     -----------
                                                                                               $4,293,274      $3,220,106
                                                                                              ===========     ===========

                  Liabilities and Stockholders' Equity
Short-term borrowings                                                                          $    2,700      $       --
Payable to brokers, dealers and clearing organizations                                          3,000,096       2,293,731
Payable to clients                                                                                812,559         720,813
Securities sold, not yet purchased, at market value                                                24,350           1,662
Drafts payable                                                                                     37,013          41,688
Other liabilities                                                                                 104,222          36,745
Exchangeable subordinated notes                                                                    50,000              --
                                                                                              -----------     -----------
                                                                                                4,030,940       3,094,639

Minority interest in consolidated subsidiary                                                           50              --

Stockholders' equity:
  Preferred stock of $1.00 par value.  Authorized 100,000 shares;
      none issued                                                                                      --              --
  Common stock of $.10 par value.  Authorized 20,000,000 shares;
      issued and outstanding 11,805,925 shares in 1999;
      issued 10,687,583 and outstanding 10,678,406 shares in 1998.                                  1,180           1,069
   Additional paid-in capital                                                                     127,092          69,462
   Accumulated other comprehensive income - unrealized
      holding gain, net of tax of $60,374                                                         112,123              --
   Retained earnings                                                                               21,896          55,022
   Receivable from employees under the Employee Stock
      Purchase Plan                                                                                    (7)            (12)
   Treasury stock (9,177 shares, at cost, in 1998)                                                     --             (74)
                                                                                              -----------     -----------
      Total stockholders' equity                                                                  262,284         125,467
                                                                                              -----------     -----------
Commitments and contingencies
                                                                                               $4,293,274      $3,220,106
                                                                                              ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

               Southwest Securities Group, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Years ended June 25, 1999, June 26, 1998 and June 27, 1997
               (In thousands, except share and per share amounts)

                                                                                  1999          1998            1997
                                                                              -----------    -----------    -----------
Net revenues from clearing operations                                         $    40,118    $    26,607    $    22,693
Commissions                                                                        65,048         59,401         38,882
Interest                                                                          147,006        143,121        119,176
Investment banking, advisory and administrative fees                               29,100         27,850         16,031
Net gains on principal transactions                                                41,689         12,576         11,856
Other                                                                              14,309         16,203          9,766
                                                                              -----------    -----------    -----------
                                                                                  337,270        285,758        218,404
                                                                              -----------    -----------    -----------
Commissions and other employee compensation                                       124,691         91,817         65,062
Interest                                                                           99,951        100,704         83,238
Occupancy, equipment and computer service costs                                    21,343         17,663         12,216
Communications                                                                     13,738         12,509         11,026
Floor brokerage and clearing organization charges                                   6,129          5,124          4,181
Other                                                                              30,898         26,043         16,938
                                                                              -----------    -----------    -----------
                                                                                  296,750        253,860        192,661
                                                                              -----------    -----------    -----------
Income before income taxes                                                         40,520         31,898         25,743
Income taxes                                                                       14,301         11,268          8,760
                                                                              -----------    -----------    -----------
Net income                                                                         26,219         20,630         16,983
Other comprehensive income - unrealized holding gain
  arising during period, net of tax of $60,374                                    112,123             --             --
                                                                              -----------    -----------    -----------
Comprehensive income                                                          $   138,342    $    20,630    $    16,983
                                                                              ===========    ===========    ===========

Earnings per share - basic                                                    $      2.23    $      1.76    $      1.51
                                                                              ===========    ===========    ===========
Earnings per share - diluted                                                  $      2.21    $      1.75    $      1.51
                                                                              ===========    ===========    ===========
Weighted average shares outstanding - basic                                    11,766,377     11,743,228     11,269,666
                                                                              ===========    ===========    ===========
Weighted average shares outstanding - diluted                                  11,838,723     11,763,605     11,282,885
                                                                              ===========    ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

               Southwest Securities Group, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           Years ended June 25, 1999, June 26, 1998 and June 27, 1997
               (In thousands, except share and per share amounts)

                                                                                                 Receivable
                                                                                                    from
                                                                                                  employees
                                                                                                    under
                                                                        Accumulated               Employee
                                                           Additional      other                    Stock
                                         Common Stock       paid-in    comprehensive  Retained    Purchase    Treasury
                                       Shares     Amount    capital       income      earnings      Plan        stock      Total
                                     ---------------------------------------------------------------------------------------------
Balance at June 28, 1996              8,783,630    $  879    $ 27,107       $     --  $ 56,815        $(278)      $(74)   $ 84,449
Net income                                   --        --          --             --    16,983           --         --      16,983
Dividends ($.15/share)                       --        --          --             --    (1,779)          --         --      (1,779)
Issuance of common stock for
   acquisition                          445,845        45       7,089             --        --           --         --       7,134
Stock dividend declared on
   August 28, 1997                      922,947        92      21,943             --   (22,035)          --         --          --
Proceeds from employees for
   Employee Stock Purchase Plan              --        --          --             --        --          141         --         141
                                     ---------------------------------------------------------------------------------------------
Balance at June 27, 1997             10,152,422     1,016      56,139             --    49,984         (137)       (74)    106,928
Net income                                   --        --          --             --    20,630           --         --      20,630
Dividends ($.21/share)                       --        --          --             --    (2,441)          --         --      (2,441)
Exercise of stock options                16,000         2         498             --      (275)          --         --         225
Stock dividend on exercised options       1,600        --          38             --       (38)          --         --          --
Adjustment for fractional shares
  on stock dividend declared on
  August 28, 1997                           (36)       --          --             --        --           --         --          --
Stock dividend declared on
   May 22, 1998                         508,420        51      12,787             --   (12,838)          --         --          --
Proceeds from employees for
   Employee Stock Purchase Plan              --        --          --             --        --          125         --         125
                                     ---------------------------------------------------------------------------------------------
Balance at June 26, 1998             10,678,406     1,069      69,462             --    55,022          (12)       (74)    125,467
Net income                                   --        --          --             --    26,219           --         --      26,219
Dividends ($.25/share)                       --        --          --             --    (2,997)          --         --      (2,997)
Exercise of stock options                36,465         3       2,391             --    (1,285)          --         --       1,109
Stock dividend declared on
   May 6, 1999                        1,073,266       107      54,956             --   (55,063)          --         --          --
Unrealized holding gain, net of
 tax of $60,374                              --        --          --        112,123        --           --         --     112,123
Proceeds from employees for
   Employee Stock Purchase Plan              --        --          --             --        --            5         --           5
Reissuance of treasury stock for
 Stock Purchase Plan                      9,177        --         101             --        --           --         74         175
Issuance of common stock and
 amortization of deferred
 compensation expense for Stock
 Purchase Plan                            8,611         1         182             --        --           --         --         183
                                     ---------------------------------------------------------------------------------------------
Balance at June 25, 1999             11,805,925    $1,180    $127,092       $112,123  $ 21,896        $  (7)      $ --    $262,284
                                     =============================================================================================

See accompanying Notes to Consolidated Financial Statements.

               Southwest Securities Group, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended June 25, 1999, June 26, 1998 and June 27, 1997
                                (In thousands)

                                                                                     1999          1998          1997
                                                                                  ----------     ---------     ---------
Cash flows from operating activities:
 Net income                                                                         $ 26,219     $  20,630     $  16,983
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
   Depreciation and amortization                                                       3,057         3,426         2,750
   Provision for doubtful accounts                                                       625         1,241            --
   Deferred income taxes                                                              (1,086)         (371)       (1,198)
   Deferred compensation expense                                                          62            --            --
   Decrease (increase) in assets segregated for regulatory
      purposes                                                                       (95,008)      221,469      (128,167)
   Net change in broker, dealer and clearing organization
      accounts                                                                       (16,005)       70,789         1,452
   Net change in client accounts                                                      59,933      (321,983)      203,161
   Decrease (increase) in securities owned                                           (42,342)         (223)        2,672
   Decrease (increase) in other assets                                                (8,274)         (179)        4,089
   Increase (decrease) in drafts payable                                              (4,675)       10,652         5,878
   Increase (decrease) in securities sold, not yet purchased                          22,688        (3,640)        4,545
   Increase in other liabilities                                                       6,865        11,556         3,770
                                                                                  ----------     ---------     ---------
      Net cash provided by (used in) operating activities                            (47,941)       13,367       115,935
                                                                                  ----------     ---------     ---------
Cash flows from investing activities:
  Purchase of fixed assets                                                            (3,472)       (3,525)       (7,597)
  Proceeds from sale of fixed assets                                                      --            --            96
                                                                                  ----------     ---------     ---------
      Net cash used in investing activities                                           (3,472)       (3,525)       (7,501)
                                                                                  ----------     ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of exchangeable subordinated notes                           50,000            --            --
  Debt issue costs                                                                    (1,813)           --            --
  Net change in short-term borrowings                                                  2,700        (4,000)     (100,984)
  Payments on liabilities subordinated to claims of
      general creditors                                                                   --        (1,400)           --
  Proceeds from employees for Employee Stock Purchase Plan                                 5           125           141
  Proceeds from employees for Stock Purchase Plan                                        296            --            --
  Net proceeds from exercise of stock options                                            659           225            --
  Net proceeds from issuance of stock of consolidated subsidiary                          50            --            --
  Payment of cash dividends on common stock                                           (2,856)       (1,831)       (2,130)
                                                                                  ----------     ---------     ---------
      Net cash provided by (used in) financing activities                             49,041        (6,881)     (102,973)
                                                                                  ----------     ---------     ---------
Net increase (decrease) in cash                                                       (2,372)        2,961         5,461

Cash at beginning of year                                                             13,706        10,745         5,284
                                                                                  ----------     ---------     ---------
Cash at end of year                                                                 $ 11,334     $  13,706     $  10,745
                                                                                  ==========     =========     =========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its consolidated subsidiaries listed below (collectively, the "Company"):

       Southwest Securities, Inc.                               "Southwest"
       SWS Financial Services, Inc.                             "SWSFS"
        (formerly Brokers Transaction Services, Inc.)
       Mydiscountbroker.com, Inc.                               "MDB"
        (formerly Sovereign Securities, Inc.)
       NorAm Investment Services, Inc.                          "NorAm"
       Southwest Clearing Corporation                           "Clearing"
       Westwood Management Corporation                          "Westwood"
       Westwood Trust                                           "Trust"
       SW Capital Corporation                                   "Capital"
       Southwest Investment Advisors, Inc.                      "Advisors"
       SWS Technologies Corporation                             "Technologies"
        (formerly SWST Computer Corp.)

Southwest, SWSFS, MDB and NorAm are National Association of Securities Dealers ("NASD") registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). NorAm was acquired May 1, 1997 through the issuance of 445,845 shares of common stock. The acquisition was accounted for under the purchase method of accounting, and, accordingly, assets and liabilities were recorded at their fair market values on the date of acquisition. Goodwill relating to this acquisition of approximately $5,113,000 is recorded in other assets in the accompanying consolidated statements of financial condition. NorAm was sold in August 1999 (Note 19). Clearing was incorporated in the State of Delaware on September 30, 1998 and has not yet begun operations.

Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. Trust is chartered and regulated by the Texas Department of Banking. All significant intercompany balances and transactions have been eliminated.

The annual consolidated financial statements are prepared as of the close of business on the last Friday of June. Accordingly, the fiscal years for 1999, 1998 and 1997 ended June 25, 1999, June 26, 1998 and June 27, 1997, respectively.

(b) Securities Transactions

Securities transactions are recorded on a settlement date basis with such transactions generally settling three business days after trade date. Revenues and expenses related to such transactions are also recorded on settlement date, which is not materially different than trade date.

(c) Securities Owned

Marketable securities are carried at quoted market value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the consolidated statements of income and comprehensive income. As of December 31, 1998, the Company began determining the market value of these securities on a trade date basis rather than a settlement date basis.

(d) Depreciation and Amortization

Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (5 or 7 years), and depreciation on leasehold improvements is provided over the lease term (up to 9 years). Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods to be benefited ranging from twenty-five to forty years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

(e) Drafts Payable

In the normal course of business, the Company uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through the Company's bank and are sent to the Company daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(f) Reverse Repurchase and Repurchase Agreements

Securities purchased under agreements to resell ("Reverse Repurchase Agreements") and securities sold under agreements to repurchase ("Repurchase Agreements") are carried at the amounts at which these securities will be subsequently resold or reacquired as specified in the respective agreements. Management regularly monitors the market value of the underlying securities relating to outstanding repurchase and reverse repurchase agreements.

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

Cash paid during the year for interest was $99,935,000, $100,422,000 and $82,936,000, in 1999, 1998 and 1997, respectively. Cash paid during the year for income taxes was $18,691,000, $10,332,000 and $9,235,000 in 1999, 1998 and
1997, respectively.

In a non-cash transaction in 1999, the Parent received approximately 1.7 million common shares (approximately 3.3 million shares after a two-for-one stock split effective May 17, 1999) of Knight/Trimark Group, Inc. ("Knight") subsequent to Knight's initial public offering completed July 10, 1998. During 1997, the Company issued common stock valued at approximately $7,134,000 related to the acquisition of NorAm.

(i) Earnings Per Share

The Company has adopted and retroactively applied the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" for all periods presented. SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised.

(j) Minority Interest

Southwest has issued 50 shares of Series A Preferred Stock at $1,000 per share to certain qualified broker/dealers. Qualified broker/dealers are broker/dealers registered under the 1934 Act who clear their proprietary transactions through Southwest and who represent that they are subject to net capital rules of the SEC and other self-regulatory organizations to which such broker/dealers report. A total of 5,000 shares of Series A Preferred Stock are reserved for issuance to such broker/dealers. This investment by third-parties in Southwest is classified as minority interest in consolidated subsidiary on the Consolidated Statements of Financial Condition.

(k) Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma disclosures of net income and earnings per share for stock option grants as if the fair value based method had been applied. Prior to fiscal year 1998, the impact of recording the compensation expense related to the stock options granted by the Company was not material to the consolidated financial statements.

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

(m) Fair Value of Financial Instruments

Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The Company's short-term borrowings, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at June 25, 1999. The fair value of exchangeable subordinated notes, issued on June 16, 1999 would not significantly differ from the amount recorded at June 25, 1999.

(n) Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components in a set of general-purpose financial statements. The Company adopted SFAS 130 in the first quarter of fiscal 1999. All prior periods have been restated to conform with SFAS 130.

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement establishes standards for the way that a public business enterprise reports information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim reports to shareholders. The Company adopted SFAS 131 in the fiscal 1999 financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivatives to be recognized in the consolidated statements of financial condition at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivative is not effective as a hedge. This statement will apply to the Company's 5% Exchangeable Subordinated Notes and the Company's underlying investment in Knight common stock. The impact on the financial statements will depend on a variety of factors, including future interpretive guidance from the FASB. Management is currently reviewing the impact of this new pronouncement, and the impact on the Company's financial position is unknown at this time.
SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and should be applied prospectively. However, the FASB has subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which postpones initial application until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in fiscal 2001.

2. ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 25, 1999, the Company had U.S. Treasury securities with a market value of $28,465,000 and reverse repurchase agreements of $197,271,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. Reverse repurchase agreements at June 25, 1999 were collateralized by U.S. Government securities with market values of approximately $198,298,000.

At June 26, 1998, the Company had U.S. Treasury securities with a market value of $59,515,000 and reverse repurchase agreements of $71,213,000 segregated in these accounts. The reverse repurchase agreements were collateralized by U.S. Government securities with market values of approximately $71,871,000 at June 26, 1998.

3. MARKETABLE EQUITY SECURITIES

The investment in Knight is classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as other comprehensive income as a part of stockholders' equity on the consolidated statements of financial condition. Subsequent to Knight's two-for-one stock split effective May 17, 1999, the Company owns approximately 3.3 million shares of Knight common stock.

The following table summarizes the cost and market value of the investment in Knight at June 25, 1999 (in thousands):

                                                              Gross       Gross
                                                            Unrealized  Unrealized   Market
                                                      Cost    Gains       Losses      Value
                                                   ------------------------------------------
     Marketable equity securities                     $432   172,496         --      $172,928
                                                   ==========================================

4. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS At June 25, 1999 and June 26, 1998, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

                                                    1999                1998
                                                -------------      -------------
          Receivable:

             Securities failed to deliver        $     27,505       $     18,880
             Securities borrowed                    2,987,910          2,229,587
             Correspondent broker/dealers              47,805             62,673
             Clearing organizations                     1,444              1,245
             Other                                     23,341             53,250
                                                -------------      -------------
                                                 $  3,088,005       $  2,365,635
                                                =============      =============

          Payable:

             Securities failed to receive        $     23,634       $     45,956
             Securities loaned                      2,945,007          2,227,874
             Correspondent broker/dealers              15,273             11,300
             Other                                     16,182              8,601
                                                -------------      -------------
                                                 $  3,000,096       $  2,293,731
                                                =============      =============

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

The Company participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. All open positions are adjusted to market values daily. The amounts receivable and payable, relating to open positions for the securities borrowed and securities loaned other than those of the Company's clients, were $2,963,865,000 and $2,926,386,000, respectively, at June 25, 1999 and $2,192,459,000 and
$2,198,278,000, respectively, at June 26, 1998.

5. RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $2,935,000 and $4,794,000, respectively, at June 25, 1999 and $1,916,000 and $2,649,000,
respectively, at June 26, 1998. Securities accounts of noncustomers are subject to the same terms and regulations as those of customers. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

The Company pays interest on certain customer "free credit" balances available for reinvestment. The aggregate balance of such funds was approximately $699,793,000 and $542,822,000 at June 25, 1999 and June 26, 1998, respectively.
During fiscal years 1999 and 1998, the interest rates paid on these balances ranged from 4.0% to 4.75%.

The Company maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations. At June 25, 1999 and June 26, 1998, all unsecured customer receivables had been provided for in this allowance.


6. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 25, 1999 and June 26, 1998, which are carried at market value, include the following (in thousands):

                                                               1999            1998
                                                            -----------     ----------
   Securities owned
     Corporate equity securities                            $    35,671     $    5,220
     Municipal obligations                                       19,391         13,633
     U.S. Government and Government agency obligations            9,470          8,696
     Corporate obligations                                        4,114          1,479
     Commercial paper                                                --            446
     Other                                                        5,840          2,670
                                                            -----------     ----------
                                                            $    74,486     $   32,144
                                                            ===========     ==========

   Securities sold, not yet purchased
     Corporate equity securities                            $    14,972     $    1,208
     Municipal obligations                                        6,184            124
     U.S. Government and Government agency obligations            2,491            175
     Corporate obligations                                          372             98
     Commercial paper                                                --             50
     Other                                                          331              7
                                                            -----------     ----------
                                                            $    24,350     $    1,662
                                                            ===========     ==========


Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for the Company's clearing business. These pledged securities amounted to $3,647,000 and $3,572,000 at June 25, 1999 and June 26, 1998, respectively.


7. SHORT-TERM BORROWINGS

The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate (4.63% at June 25, 1999). At June 25, 1999, the amount outstanding under these secured arrangements was $2,700,000 which was collateralized by securities held for firm accounts valued at $29,724,000. There were no amounts outstanding at June 26, 1998 on these credit arrangements.

The Company also has an irrevocable letter of credit agreement aggregating $60,000,000 at June 25, 1999 and $32,000,000 at June 26, 1998 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients' and nonclients' margin accounts with a value of $110,719,000 and $55,328,000 at June 25, 1999 and June 26, 1998, respectively.

In addition, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding on this unsecured line of credit at either June 25, 1999 or June 26, 1998.

At June 25, 1999 and June 26, 1998, the Company had no repurchase agreements outstanding.


8. INCOME TAXES

Income tax expense for the fiscal years ended June 25, 1999, June 26, 1998 and June 27, 1997 (effective rate of 35.3% in 1999 and 1998, and 34.0% in 1997)
differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rate (35% in 1999, 1998 and 1997) to income before income taxes and is comprised of the following (in thousands):

                                                     1999           1998            1997
                                                  ---------      ---------       ---------
   Income tax expense at the statutory rate         $14,182        $11,164          $9,010
   Tax exempt interest                                 (242)          (285)           (321)
   Other, net                                           361            389              71
                                                  ---------      ---------       ---------
                                                    $14,301        $11,268          $8,760
                                                  =========      =========       =========

Income taxes as set forth in the consolidated statements of income and comprehensive income consisted of the following components (in thousands):

                                        1999           1998           1997
                                    ----------      ---------      ---------
  Current                             $15,402         $11,639        $ 9,958
  Deferred                             (1,101)           (371)        (1,198)
                                    ---------       ---------      ---------
    Total income taxes                $14,301         $11,268        $ 8,760
                                    =========       =========      =========

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 25, 1999 and June 26, 1998 are presented below (in thousands):

                                                           1999          1998
                                                        ----------    ----------
     Deferred tax assets:
       Expenses for book, not deductible
          until paid                                      $  3,567      $3,235
       Management incentive compensation                     1,258         910
       Depreciation at rates different for tax
          than for financial reporting                          61          52
       Stock options exercised                                 546          96
       Other                                                   681         446
                                                        ----------    --------
          Total gross deferred tax assets                    6,113       4,739

     Deferred tax liabilities:
       Unrealized holding gain on marketable
          equity securities                                (60,374)         --
       Unrealized (gains) losses                                 8         (11)
       Other                                                  (250)       (408)
                                                        ----------    --------
          Total gross deferred tax liabilities             (60,616)       (419)
                                                        ----------    --------
          Net deferred tax assets (liabilities)           $(54,503)     $4,320
                                                        ==========    ========

As a result of the Company's history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.


9.  EXCHANGEABLE SUBORDINATED NOTES

On June 16, 1999, the Company issued $50 million of 5% Exchangeable Subordinated Notes (consisting of 882,028 Derivative Adjustable Ratio Securities(SM), each a "DARTS(SM)"). The Notes mature on June 30, 2004, and are not redeemable or exchangeable until that time. Interest will be paid quarterly in arrears on March 31, June 30, September 30, and December 31, commencing September 30, 1999. Accrued interest at June 25, 1999 totaled $104,000.

Legal and accounting fees, printing costs and other expenses associated with the issuance of the DARTS totaled $1.8 million and are being amortized on the straight-line method over the term of the bonds. In fiscal 1999, amortization expense charged to operations was $15,000.

At maturity, the principal of the notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note's maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Note's issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. The amount of Knight common stock delivered at maturity may be adjusted as a result of certain distribution and recapitalization events involving Knight.

The DARTS are subordinated and unsecured general debts of the Company and are subordinated to all existing and future indebtedness of the Company and all liabilities of the Company's subsidiaries. DARTS will rank equal to future debt for money borrowed that is not designated as senior to the DARTS and future debt that is exchangeable for capital stock.


10. NET CAPITAL REQUIREMENTS

The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 25, 1999, Southwest had net capital of $119,329,000, or approximately 15% of aggregate debit balances, which is $103,619,000 in excess of its minimum net capital requirement of $15,710,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 25, 1999, Southwest had net capital of $80,054,000 in excess of 5% of aggregate debit items.

SWSFS, MDB and NorAm follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. On June 29, 1999, Clearing was approved to be a NASD broker/dealer and will begin its filings under Rule 15c3-1 in fiscal 2000. At June 25, 1999, the net capital and excess net capital of SWSFS, MDB and NorAm was as follows:


               Net Capital      Excess Net Capital
            ------------------------------------------

     SWSFS        $317,000           $ 67,000
     MDB           307,000             57,000
     NorAm         371,000            121,000


Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $2,671,000, which is $1,671,000 in excess of its minimum capital requirement at June 25, 1999.


11. EMPLOYEE BENEFITS

At June 25, 1999, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1996 Plan was adopted by the Board of Directors on September 17, 1996 and approved by the shareholders on November 6, 1996. The 1996 Plan reserves 1,270,500 shares of the Company's common stock for issuance to eligible employees of the Company or its subsidiaries, as well as to non-employee members of the Board of Directors. On August 20, 1997, the Board of Directors approved the 1997 Plan, which reserves 190,575 shares of the Company's common stock for eligible employees or potential employees of the Company or its subsidiaries. Shares reserved under these option plans reflect all stock dividends issued by the Company (Note 13). Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Stock Option Committee. Options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term. The Company also has options outstanding that were granted on May 25, 1995 in conjunction with the acquisition of Barre & Company, Inc. ("Barre"). These options were vested immediately upon grant and have a five-year term.

A summary of the status of the Company's outstanding stock options as of June 25, 1999, June 26, 1998 and June 27, 1997 is presented below:

                                                              1999                       1998                     1997
                                                 ----------------------------   ------------------------  ------------------------
                                                                    Weighted-                  Weighted-                 Weighted-
                                                                     Average                    Average                  Average
                                                     Underlying     Exercise      Underlying   Exercise    Underlying    Exercise
                                                       Shares         Price         Shares       Price       Shares        Price
                                                 ---------------------------------------------------------------------------------
Outstanding, beginning of period                   253,012           $21.00          52,000      $ 11.17    32,000      $  8.07
 Granted                                           244,408            18.84         210,973        23.72    20,000        16.13
 Exercised                                         (36,465)           16.42         (16,000)        8.07        --           --
 Forfeited                                         (19,819)           19.58          (6,000)       23.63        --           --
 Adjustment for five/ten percent
     stock dividends                                44,581               --          12,039           --        --           --
                                                 ---------                         --------                -------
Outstanding, end of period                         485,717           $19.15         253,012      $ 21.00    52,000      $ 11.17
                                                 =========                         ========                =======
Exercisable, end of period                          75,303                           46,200                 52,000

Weighted-average fair value of options granted    $  18.78                          $ 22.83                $ 16.13
 during fiscal year


The following table summarizes information for the stock options outstanding at June 25, 1999:

                                         Options Outstanding                           Options Exercisable
                         ---------------------------------------------        -------------------------------------
                                        Weighted-Average
        Range of             Number        Remaining      Weighted-Average          Number     Weighted-Average
     Exercise Prices       Outstanding  Contractual Life   Exercise Price        Exercisable   Exercise Price
                         -------------------------------------------------------------------------------------------
 $6.99 to $19.70               272,928       8.5 years         $17.61              27,060            $10.31
 $19.70 to $23.27              207,446       8.0 years          20.55              48,243             20.52
 $23.27 to $50.00                5,343       7.8 years          43.26                  --                --
                         -------------                                          ---------
 $6.99 to $50.00               485,717       8.3 years         $19.15              75,303            $16.85
                         =============                                          =========

The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost been determined consistent with SFAS 123 for the options granted, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended June 25, 1999 and June 26, 1998:

                                                            1999            1998
                                                        ---------        ---------
     Net income (in thousands)     As reported            $26,219          $20,630
                                                        =========        =========
                                   Pro forma              $25,297          $20,357
                                                        =========        =========

                                                                  1999              1998
                                                            ------------       -----------
     Earnings per share          As reported - basic             $2.23             $1.76
                                                            ============       ===========
                                 As reported - diluted           $2.21             $1.75
                                                            ============       ===========
                                 Pro forma - basic               $2.15             $1.74
                                                            ============       ===========
                                 Pro forma - diluted             $2.14             $1.73
                                                            ============       ===========

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1999 and 1998:

                                             1999                            1998
                                   -----------------               -------------------
     Expected volatility                        33%                               30%
     Risk-free interest rate                  4.50%                             5.09%
     Expected dividend yield                   .40%                             1.25%
     Expected life                    5 to 10 years                     5 to 10 years

The Company has a defined contribution profit sharing plan covering substantially all employees. Profit sharing plan benefits become fully vested after six years of service by the participant. Costs of the profit sharing plan are accrued and funded at the Company's discretion. Profit sharing expense for fiscal years 1999, 1998 and 1997 was approximately $5,264,000, $4,599,000 and
$3,338,000, respectively.

On November 6, 1996, the shareholders of the Company approved the Phantom Stock Plan ("Phantom Plan") adopted by the Board of Directors on September 17, 1996. The Phantom Plan allows non-employee directors to receive directors fees in the form of common stock equivalent units. As of June 25, 1999, 869 dividend adjusted units have been issued under the Phantom Plan.

On August 20, 1997, the Board of Directors adopted a Stock Purchase Plan ("Stock Purchase Plan") to enable employees of the Company and its subsidiaries to purchase up to 1,270,500 shares of common stock of the Company, as adjusted for stock dividends (Note 13). At June 25, 1999, approximately 19,000 shares were issued under the Stock Purchase Plan, as adjusted for the most recent ten percent stock. Subsequent to year end, an additional approximately 7,000 stock dividend adjusted shares were issued to participants.

12. EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except share and per share amounts):

                                                                 1999            1998           1997
                                                              -----------    -----------    -----------
Net income                                                    $    26,219    $    20,630    $    16,983
                                                              ===========    ===========    ===========

Weighted average shares outstanding - basic                    11,766,377     11,743,228     11,269,666

Effect of dilutive securities:
    Assumed exercise of stock options                              72,346         20,377         13,219
                                                              -----------    -----------    -----------
Weighted average shares outstanding - diluted                  11,838,723     11,763,605     11,282,885
                                                              ===========    ===========    ===========

Earnings per share - basic                                    $      2.23    $      1.76    $      1.51
                                                              ===========    ===========    ===========
Earnings per share - diluted                                  $      2.21    $      1.75    $      1.51
                                                              ===========    ===========    ===========

At June 25, 1999, there were approximately 442,000 options outstanding under the 1996 Plan and approximately 27,000 options outstanding under the 1997 Plan. The Company also has approximately 17,000 options outstanding that were granted in conjunction with the acquisition of Barre & Company, Inc. ("Barre Options"). As of June 25, 1999, all but 264 outstanding options were dilutive and were included in the calculation of weighted average shares outstanding - diluted.

13. STOCK DIVIDENDS

On August 28, 1997, the Board of Directors declared a ten percent stock dividend which was paid on October 1, 1997 to shareholders of record at the close of business on September 15, 1997. Additionally, on May 22, 1998, the Board of Directors declared a five percent stock dividend which was paid on August 3, 1998 to shareholders of record at the close of business on July 15, 1998. On May 6, 1999, the Board declared another ten percent stock dividend which was paid on August 2, 1999 to shareholders of record on July 15, 1999. Per share amounts, dividends per share and weighted average shares outstanding have been restated in the accompanying financial statements to reflect the effect of these stock dividends. At the discretion of the Stock Option Committee, the stock options outstanding, as well as the options' exercise prices, were adjusted for the five percent stock dividend effective August 3, 1998 and the ten percent stock dividend effective August 2, 1999. The number of stock options outstanding, the number of stock options exercisable and the weighted-average exercise prices at June 25, 1999 and June 26, 1998, as well as the weighted-average fair value of options granted during the fiscal years, have been restated.

14. COMMITMENTS AND CONTINGENCIES

The Company leases its offices under noncancelable operating lease agreements. During fiscal years 1999, 1998 and 1997, the Company entered into various noncancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for facilities leases for fiscal years 1999, 1998 and 1997 aggregated approximately $5,329,000, $4,833,000 and $3,172,000, respectively.

At June 25, 1999, the future rental payments for the noncancelable leases for each of the following five fiscal years and thereafter follow (in thousands):

          Year ending:
               2000                      $ 7,418
               2001                        5,801
               2002                        3,912
               2003                        2,940
               2004                        2,909
               Thereafter                 11,007
                                         -------
          Total payments due             $33,987
                                         =======

During fiscal 1999, the Company committed approximately $10.6 million through December 2000 to expand and promote MDB.

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

15. AFFILIATE TRANSACTIONS

The Company, through its principal subsidiary, Southwest, provides accounting and administrative services for its subsidiaries and clears all customer transactions for SWSFS, MDB and NorAm. Westwood serves as the investment manager for the assets discussed in Note 2. Trust acts as an agent on behalf of Southwest in the direction of transactions related to these assets. In addition, Westwood serves as the investment manager of the common trust funds of Trust.

16. FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

17. SEGMENT REPORTING

In 1999 and prior years, the Company operated two principal segments within the financial services industry: the Broker/Dealer Group and the Asset Management Group. Such segments are managed separately based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

The Broker/Dealer Group is comprised of Southwest, SWSFS, MDB, NorAm and Clearing. Southwest provides Correspondent clearing and execution services to securities broker/dealers, including SWSFS, MDB and NorAm, and other financial institutions. Southwest serves individual and institutional investors through its 19 branch offices. Through these offices, clients gain access to Southwest's investment research. Southwest also provides municipal finance and investment banking and underwriting services.

SWSFS contracts with independent registered representatives for the administration of their securities business. MDB specializes in deep discount brokerage services over the Internet. NorAm contracts with Canadian broker/dealers on an independent contractor basis for administration of their U.S. securities business.

The Asset Management Group is composed of Westwood and Trust (together, the Westwood Group) and Capital. Westwood manages the Gabelli-Westwood Family of Mutual Funds as well as equity and fixed income investments for a diverse clientele including corporate plan sponsors, charitable institutions, educational endowments and public funds. Trust provides trust, custodial and other management services to high net worth individuals and corporations throughout Texas and the Southwest. Capital administers the Local Government Investment Cooperative ("LOGIC") fund for cities, counties, schools and other local governments across Texas.

All accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

                                                                                                                       Consolidated
                                                                                Asset                Other              Southwest
                                                      Broker/Dealer           Management          Consolidated          Securities
(in thousands)                                            Group                 Group                Entities           Group, Inc.
------------------------------------------------------------------------------------------------------------------------------------
June 25, 1999

 Net revenues from external sources                      $  324,119              $12,044              $  1,107           $   337,270
 Net intersegment revenues                                       --                  940                 2,209                    --
 Net interest revenue                                        46,846                  197                    12                47,055
 Depreciation and amortization                                2,540                  201                   316                 3,057
 Income before income taxes                                  41,315                3,065                (3,860)               40,520

 Segment assets                                          $4,099,509              $ 9,907              $183,858           $ 4,293,274
 Expenditures for long-lived assets                           3,174                  274                    24                 3,472

June 26, 1998

 Net revenues from external sources                      $  271,241              $ 9,629              $  4,888           $   285,758
 Net intersegment revenues                                       --                  715                 1,741                    --
 Net interest revenue                                        42,357                  182                  (122)               42,417
 Depreciation and amortization                                2,873                  179                   374                 3,426
 Income before income taxes                                  29,092                1,850                   956                31,898

 Segment assets                                          $3,207,940              $ 8,276              $  3,890           $ 3,220,106
 Expenditures for long-lived assets                           3,237                   78                   210                 3,525

June 27, 1997

 Net revenues from external sources                      $  210,809              $ 6,521              $  1,074           $   218,404
 Net intersegment revenues                                       --                  648                 1,867                    --
 Net interest revenue                                        35,750                  278                   (90)               35,938
 Depreciation and amortization                                2,530                  190                    30                 2,750
 Income before income taxes                                  26,688                  203                (1,148)               25,743

 Segment assets                                          $3,263,080              $ 8,958              $  4,354           $ 3,276,392
 Expenditures for long-lived assets                           7,072                  155                   370                 7,597


18. ACQUISITION OF ASBI HOLDINGS, INC.

On August 10, 1999, the Company signed a definitive merger agreement to acquire ASBI Holdings, Inc. ("ASBI"), the holding company for First Savings Bank, FSB, Arlington, Texas. The agreement provides that the Company will issue 2.6 million shares of its common stock to the holders of all of the outstanding stock of ASBI. Don A. Buchholz serves as chairman of both the Company and ASBI, and is the beneficial owner of approximately 7.0% of the Company's outstanding voting securities. Mr. Buchholz is the beneficial owner of approximately 19.3% of the outstanding securities of ASBI, and he exercises voting control for approximately 58.6% of ASBI's outstanding voting securities. The acquisition is expected to be accounted for by the pooling-of-interests method and is subject to regulatory and shareholder approval.

19. SUBSEQUENT EVENTS

In July 1999, the Company issued an additional $7.5 million of 5% Exchangeable Subordinated Notes (132,304 DARTS) as the underwriters exercised their over-allotment option. These DARTS have the same terms as the DARTS issued in June 1999 (Note 9). The Company received proceeds of $7.3 million net of underwriters' fees.

Effective August 6, 1999, the Company sold all of its shares in NorAm for $478,788.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Securities Group, Inc. and subsidiaries as of June 25, 1999 and June 26, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 25, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
July 27, 1999, except as to the second
paragraph of Note 19 which is as of
August 6, 1999 and Note 18 which is
as of August 10, 1999

Schedule I - Condensed Financial Information of Registrant


                       Southwest Securities Group, Inc.
                 Condensed Financial Information of Registrant

                  Condensed Statements of Financial Condition
                  -------------------------------------------
                        June 25, 1999 and June 26, 1998
                                (In thousands)


                                                                       1999                      1998
                                                                 -----------------         -----------------
                                Assets

Investment in subsidiaries, at equity                              $       127,519          $         98,258
Marketable equity securities                                               172,928                        --
Notes receivable from subsidiary                                            58,000                    19,700
Other assets                                                                18,912                    12,958
                                                                 -----------------        ------------------
                                                                   $       377,359          $        130,916
                                                                 =================        ==================

          Liabilities and Stockholders' Equity

Other liabilities                                                  $        65,025          $          5,449
Exchangeable subordinated notes                                             50,000                        --
Minority interest in consolidated subsidiary                                    50                        --
Stockholders' equity                                                       262,284                   125,467
                                                                 -----------------         -----------------
                                                                   $       377,359          $        130,916
                                                                 =================         =================

                       Southwest Securities Group, Inc.
                 Condensed Financial Information of Registrant

             Condensed Statements of Income, Comprehensive Income
             -----------------------------------------------------
                           and Stockholders' Equity
                           ------------------------
          Years Ended June 25, 1999, June 26, 1998 and June 27, 1997
                                (In thousands)


                                                                            1999          1998          1997
                                                                         ---------     ---------     ----------

Revenues - Interest and other income                                      $  2,366      $  6,361      $  2,941
                                                                         ---------     ---------     ---------

Expenses:
     Interest expense                                                          104            90            23
     Other expenses                                                          3,780         3,293         1,972
                                                                         ---------     ---------     ---------
                                                                             3,884         3,383         1,995
                                                                         ---------     ---------     ---------
Income (loss) before income tax expense
     and equity in earnings of subsidiaries                                 (1,518         2,978           946
Income tax (expense) benefit                                                   341        (1,183)         (400)
                                                                         ---------     ---------     ---------
Income (loss) before equity in earnings of subsidiaries                     (1,177)        1,795           546
Equity in earnings of subsidiaries                                          27,396        18,835        16,437
                                                                         ---------     ---------     ---------
     Net income                                                             26,219        20,630        16,983
Other comprehensive income - unrealized holding gain,
     net of tax of $60,374                                                 112,123            --            --
                                                                         ---------     ---------     ---------
Comprehensive income                                                       138,342        20,630        16,983

Stockholders' equity at beginning of year                                  125,467       106,928        84,449
Dividends                                                                   (2,997)       (2,441)       (1,779)
Exercise of stock options                                                    1,109           225            --
Net proceeds from employees for Employee Stock Purchase Plan                     5           125           141
Reissuance of treasury stock                                                   175            --            --
Issuance of common stock and amortization of deferred
   compensation expense for Stock Purchase Plan                                183            --            --
Issuance of common stock for acquisition                                        --            --         7,134
                                                                         ---------     ---------     ---------
Stockholders' equity at end of year                                       $262,284      $125,467      $106,928
                                                                         =========     =========     =========

                       Southwest Securities Group, Inc.
                 Condensed Financial Information of Registrant

                      Condensed Statements of Cash Flows
                      ----------------------------------
          Years Ended June 25, 1999, June 26, 1998 and June 27, 1997
                                (In thousands)

                                                                                 1999         1998         1997
                                                                             ----------    ---------    ---------
Cash flows from operating activities:
     Net income                                                                $ 26,219     $ 20,630     $ 16,983
     Adjustments:
          Depreciation and amortization                                             241          303           --
          Undistributed equity in earnings of subsidiaries                      (29,261)     (10,180)     (20,695)
          Other                                                                     730        3,528          186
                                                                             ----------    ---------    ---------
               Net cash provided by (used in) operating activities               (2,071)      14,281       (3,526)
                                                                             ----------    ---------    ---------
Cash flows from investing activities:
     Proceeds from (payments on) notes and other
          accounts with subsidiaries                                            (42,862)      (8,800)       1,515
     Purchase of investments                                                     (2,058)          --           --
     Return of investment                                                           650           --           --
                                                                             ----------    ---------    ---------
               Net cash provided by (used in) investing activities              (44,270)      (8,800)       1,515
                                                                             ----------    ---------    ---------
Cash flows from financing activities:
     Proceeds from issuance of exchangeable subordinated notes                   50,000           --           --
     Debt issue costs                                                            (1,813)          --           --
     Net change in short-term borrowings                                             --       (4,000)       4,000
     Proceeds from employees for Employee Stock Purchase Plan                         5          125          141
     Net proceeds from exercise of stock options                                    659          225           --
     Proceeds from employees for Stock Purchase Plan                                296           --           --
     Proceeds from issuance of stock of consolidated subsidiary                      50           --           --
     Payment of cash dividends on common stock                                   (2,856)      (1,831)      (2,130)
                                                                             ----------    ---------    ---------
               Net cash provided by (used in) financing activities               46,341       (5,481)       2,011
                                                                             ----------    ---------    ---------
Net change in cash                                                                   --           --           --
Cash at beginning of year                                                             1            1            1
                                                                             ----------    ---------    ---------
Cash at end of year                                                            $      1     $      1     $      1
                                                                             ==========    =========    =========

_______________

Non-cash transactions: During 1997, the Company issued common stock valued at $7,134,000 related to the acquisition of Equity Securities Trading Company ("Equity"). At June 26, 1998, goodwill amounting to $4,729,000 related to the acquisition was transferred to the Company from NorAm Investment Services, Inc., formerly Equity, a fully consolidated subsidiary. In a non-cash transaction, the Company received approximately 1.7 million common shares (approximately 3.3 million shares after a two-for-one stock split effective May 17, 1999) of Knight/Trimark Group, Inc. ("Knight") subsequent to Knight's initial public offering completed July 10, 1998.