Form 10-Q
period 1999-09-24
SOUTHWEST SECURITIES GROUP INC
filed 1999-11-08
CIK 878520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   Form 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 24, 1999

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

                            Yes  X       No

As of November 3, 1999, there were 11,803,381 shares of the registrant's common stock, $.10 par value, outstanding.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     Index



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Consolidated Statements of Financial Condition
  September 24, 1999 and June 25, l999

 Consolidated Statements of Income and Comprehensive Income (Loss)
  For the three months ended September 24, 1999 and September 25, 1998

 Consolidated Statements of Cash Flows
  For the three months ended September 24, 1999 and September 25, 1998

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                      September 24, 1999 and June 25, l999
              (In thousands, except par values and share amounts)


                                                                                          September          June
                                                                                         (Unaudited)
                                                                                       -------------   -------------
                                        Assets
Cash                                                                                   $      13,688   $      11,334
Assets segregated for regulatory purposes                                                    210,939         225,736
Marketable equity securities, at market value                                                 95,111         172,928
Receivable from brokers, dealers and clearing organizations                                2,641,815       3,088,005
Receivable from clients, net                                                                 719,468         679,652
Securities owned, at market value                                                             68,819          74,486
Other assets                                                                                  46,747          41,133
                                                                                       -------------   -------------
                                                                                       $   3,796,587   $   4,293,274
                                                                                       =============   =============

                      Liabilities and Stockholders' Equity
Short-term borrowings                                                                  $      38,700   $       2,700
Payable to brokers, dealers and clearing organizations                                     2,609,091       3,000,096
Payable to clients                                                                           754,730         812,559
Securities sold, not yet purchased, at market value                                           19,779          24,350
Drafts payable                                                                                35,491          37,013
Other liabilities                                                                             67,517         104,222
Exchangeable subordinated notes                                                               57,500          50,000
                                                                                       -------------   -------------
                                                                                           3,582,808       4,030,940

Minority interest in consolidated subsidiary                                                      50              50

Stockholders' equity:
 Preferred stock of $1.00 par value.  Authorized 100,000
   shares; none issued                                                                             -               -
 Common stock of $.10 par value.  Authorized 20,000,000 shares;
   11,803,459 issued and outstanding at September 24, 1999;
   11,805,925 issued and outstanding at June 25, 1999                                          1,181           1,180
 Additional paid-in capital                                                                  127,765         127,278
 Accumulated other comprehensive income - unrealized
   holding gain, net of tax of $33,146 at September 24, 1999
   and $60,374 at June 25, 1999                                                               61,511         112,123
 Retained earnings                                                                            23,361          21,896
 Receivable from employees under the Employee Stock Purchase Plan                                 (3)             (7)
 Deferred compensation, net                                                                      423            (186)
 Treasury stock (11,334 shares, at cost)                                                        (509)              -
                                                                                       -------------   -------------
       Total stockholders' equity                                                            213,729         262,284
Commitments and contingencies
                                                                                       -------------   -------------
                                                                                       $   3,796,587   $   4,293,274
                                                                                       =============   =============

See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

       Consolidated Statements of Income and Comprehensive Income (Loss)
      For the three months ended September 24, 1999 and September 25, 1998
               (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                                                               1999                     1998
                                                                                     ---------------------------------------------
Net revenues from clearing operations                                                           $    10,208            $     8,094
Commissions                                                                                          15,232                 14,409
Interest                                                                                             44,585                 35,847
Investment banking, advisory and administrative fees                                                  6,786                  7,584
Net gains on principal transactions                                                                   4,303                  3,762
Other                                                                                                 3,497                  3,501
                                                                                     ---------------------------------------------
                                                                                                     84,611                 73,197
                                                                                     ---------------------------------------------

Commissions and other employee compensation                                                          26,604                 25,863
Interest                                                                                             31,335                 24,029
Occupancy, equipment and computer service costs                                                       6,614                  4,739
Communications                                                                                        3,980                  2,912
Floor brokerage and clearing organization charges                                                     1,990                  1,465
Advertising and promotional                                                                           4,428                    788
Other                                                                                                 5,867                  6,045
                                                                                     ---------------------------------------------
                                                                                                     80,818                 65,841
                                                                                     ---------------------------------------------
Income before income taxes                                                                            3,793                  7,356

Income taxes                                                                                          1,301                  2,673
                                                                                     ---------------------------------------------

Net income                                                                                            2,492                  4,683

Other comprehensive income (loss) - unrealized holding
  gain (loss) arising during period, net of tax of ($27,228) and
  $5,308 for the three month periods ended September 24, 1999
  and September 25, 1998, respectively                                                              (50,612)                 9,857
                                                                                     ---------------------------------------------

Comprehensive income (loss)                                                                     $   (48,120)           $    14,540
                                                                                     =============================================

Earnings per share - basic and diluted                                                          $       .21            $       .40
                                                                                     =============================================
Weighted average shares outstanding - basic                                                      11,807,429             11,746,247
                                                                                     =============================================
Weighted average shares outstanding - diluted                                                    11,976,563             11,757,449
                                                                                     =============================================

See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
      For the three months ended September 24, 1999 and September 25, 1998
                                 (In thousands)
                                  (Unaudited)


                                                                                            1999              1998
                                                                                      ------------      ------------
Cash flows from operating activities:
  Net income                                                                          $      2,492      $      4,683
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                           730               871
       Provision for doubtful accounts                                                         204               146
       Deferred income taxes                                                                   538                21
       Deferred compensation expense                                                           503                 -
       Decrease (increase) in assets segregated for regulatory purposes                     14,797          (108,968)
       Net change in broker, dealer and clearing organization accounts                      55,185           (20,342)
       Net change in client accounts                                                       (97,849)          129,889
       Increase (decrease) in securities owned                                               5,636            (3,294)
       Increase in other assets                                                             (5,886)             (890)
       Increase (decrease) in securities sold, not yet purchased                            (4,571)            8,541
       Decrease in drafts payable                                                           (1,522)           (4,016)
       Decrease in other liabilities                                                        (9,959)           (4,141)
                                                                                      ------------      ------------
          Net cash provided by (used in) operating activities                              (39,702)            2,500
                                                                                      ------------      ------------


Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                                 (732)             (639)
  Sale of marketable equity securities                                                           9                 -
                                                                                      ------------      ------------
          Net cash used in investing activities                                               (723)             (639)
                                                                                      ------------      ------------

Cash flows from financing activities:
  Proceeds from short term borrowings                                                       36,000                 -
  Proceeds from issuance of exchangeable subordinated notes                                  7,500                 -
  Debt issue costs                                                                            (242)                -
  Net change in receivable from employees for Employee
      Stock Purchase Plan                                                                        4               (28)
  Proceeds from employees for Stock Purchase Plan                                              250                 -
  Proceeds from exercise of stock options                                                       34                 -
  Proceeds related to Deferred Compensation Plan                                               509                 -
  Purchase of treasury stock                                                                  (509)                -
  Payment of cash dividend on common stock                                                    (767)             (610)
  Proceeds from issuance of stock of consolidated subsidiary                                     -               100
                                                                                      ------------      ------------
         Net cash provided by (used in) financing activities                                42,779              (538)
                                                                                      ------------      ------------

Net increase in cash                                                                         2,354             1,323
Cash at beginning of period                                                                 11,334            13,706
                                                                                      ------------      ------------
Cash at end of period                                                                 $     13,688      $     15,029
                                                                                      ============      ============

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

     Southwest Securities, Inc.                  "Southwest"
     SWS Financial Services, Inc.                "SWSFS"
     Mydiscountbroker.com, Inc.                  "MDB"
     Southwest Clearing Corporation              "Clearing"
     Westwood Management Corporation             "Westwood"
     Westwood Trust                              "Trust"
     SW Capital Corporation                      "Capital"
     Southwest Investment Advisors, Inc.         "Advisors"
     SWS Technologies Corporation                "Technologies"


Southwest, SWSFS, MDB and Clearing are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Clearing became a registered broker/dealer on June 29, 1999, but has not yet begun operations. Effective August 6, 1999, the Company sold all of its shares in NorAm Investment Services, Inc. for $478,788. Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of September 24, 1999, and for the three month periods ended September 24, 1999 and September 25, 1998, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 25, 1999 filed on Form 10-K. Amounts included for June 25, 1999 are from the audited consolidated financial statements as filed on Form 10-K.


CASH FLOW REPORTING
Cash paid for interest was $29,323,000 and $36,420,000 for the three month periods ended September 24, 1999 and September 25, 1998, respectively. No cash was paid for income taxes in the first quarter of fiscal 2000. Cash paid for income taxes was $3,075,000 in the comparable period of the prior year.


ASSETS SEGREGATED FOR REGULATORY PURPOSES
At September 24, 1999, the Company had reverse repurchase agreements of $20,491,000 and U.S. Treasury securities with a market value of $190,448,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $192,894,000. At June 25, 1999, the Company had U.S. Treasury securities with a market value of $28,465,000 and reverse repurchase agreements of $197,271,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $198,298,000 at June 25, 1999.


MARKETABLE EQUITY SECURITIES
The investment in Knight/Trimark Group, Inc. ("Knight") common stock is classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders' equity on the consolidated statements of financial condition. The Knight shares are subject to the provisions of Securities and Exchange Commission Rule 144. The following table summarizes the cost and market value of the investment in Knight at September 24, 1999 and June 25, l999 (in thousands):


                                                                               Gross               Gross
                                                                             Unrealized          Unrealized            Market
                                                           Cost                Gains               Losses               Value
                                               ---------------------------------------------------------------------------------
September
   Marketable equity securities                         $       423              94,688                   -           $   95,111
                                               =================================================================================

June
   Marketable equity securities                         $       432             172,496                   -           $  172,928
                                               =================================================================================


The "specific identification" method is used to determine the cost of marketable securities sold. In the first quarter of fiscal 2000, the Company sold 70,000 shares of Knight, with realized gains totaling approximately $3 million.


RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At September 24, 1999 and June 25, l999, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):


                                                                    September                        June
                                                           -----------------------      ----------------------
Receivable
 Securities failed to deliver                                 $             23,424         $            27,505
 Securities borrowed                                                     2,550,447                   2,987,910
 Correspondent broker/dealers                                               43,545                      47,805
 Clearing organizations                                                      2,462                       1,444
 Other                                                                      21,937                      23,341
                                                           -----------------------      ----------------------
                                                              $          2,641,815         $         3,088,005
                                                           =======================      ======================

Payable
 Securities failed to receive                                 $             42,437         $            23,634
 Securities loaned                                                       2,541,628                   2,945,007
 Correspondent broker/dealers                                               12,413                      15,273
 Other                                                                      12,613                      16,182
                                                           -----------------------      ----------------------
                                                              $          2,609,091         $         3,000,096
                                                           =======================      ======================


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
At September 24, 1999 and June 25, l999, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):


                                                                                    September                    June
                                                                             ---------------------       ---------------------
Securities owned
 Corporate equity securities                                                   $             8,972         $            35,671
 Municipal obligations                                                                      15,109                      19,391
 U.S. Government and Government agency obligations                                          15,397                       9,470
 Corporate obligations                                                                      20,737                       4,114
 Other                                                                                       8,604                       5,840
                                                                             ---------------------       ---------------------
                                                                               $            68,819         $            74,486
                                                                             =====================       =====================

                                                                                    September                      June
                                                                             ---------------------       ---------------------
Securities sold, not yet purchased
 Corporate equity securities                                                   $             9,957         $            14,972
 Municipal obligations                                                                         359                       6,184
 U.S. Government and Government agency obligations                                           5,203                       2,491
 Corporate obligations                                                                       3,593                         372
 Commercial paper                                                                              405                           -
 Other                                                                                         262                         331
                                                                             ---------------------       ---------------------
                                                                               $            19,779         $            24,350
                                                                             =====================       =====================


SHORT-TERM BORROWINGS
The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At September 24, 1999, the amount outstanding under these secured arrangements was $38,700,000 which was collateralized by clients' securities valued at $31,798,000 and by marketable equity securities owned valued at $52,245,000. There was $2,700,000 outstanding at June 25, 1999 on these credit arrangements which was collateralized by securities held for firm accounts valued at $29,724,000.

In addition to the broker loans lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at September 24, 1999 and June 25, l999.

At September 24, 1999 and June 25, l999, the Company had no repurchase agreements outstanding.


EXCHANGEABLE SUBORDINATED NOTES
In July 1999, the Company issued an additional $7.5 million of 5% Exchangeable Subordinated Notes (132,304 Derivative Adjustable Ratio Securities(SM), "DARTS(SM)") as the underwriters exercised their over-allotment option. These DARTS have the same terms as the DARTS issued in June 1999. The Company received proceeds of $7.3 million, net of underwriters fees. The Company recorded additional debt issue costs of $242,000 which will be amortized over the life of the DARTS. In the first quarter of fiscal 2000, the Company recorded interest and amortization expense related to the DARTS of $702,000 and $98,000, respectively.


NET CAPITAL REQUIREMENTS
The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At September 24, 1999, Southwest had net capital of $121,788,000, or approximately 14.7% of aggregate debit balances, which is $105,251,000 in excess of its minimum net capital requirement of $16,537,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 24, 1999, Southwest had net capital of $80,445,000 in excess of 5% of aggregate debit items.

Clearing also follows the alternative method. At September 24, 1999, Clearing had net capital of $1,268,000, which is $1,018,000 in excess of its minimum net capital requirement of $250,000 at that date.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At September 24, 1999, the net capital and excess net capital of these companies was as follows:


                                  Net Capital                Excess Net Capital
                          ---------------------------------------------------------
SWSFS                           $     317,000                  $      67,000
MDB                                   599,000                        349,000


Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $2,726,000, which is $1,726,000 in excess of its minimum capital requirement at September 24, 1999.


DEFERRED COMPENSATION PLAN/TREASURY STOCK
In July 1999 the Company implemented a Deferred Compensation Plan ("Plan") for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the Plan consist of employee pre-tax contributions and the Company's matching contributions up to a specified limit. Participants can invest in the Company's common stock or a variety of mutual funds. The Company stock is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of the statement of financial condition. In the first quarter of fiscal 2000, approximately $1,415,000 was invested into the Plan. Funds totaling $509,000 were invested in 11,334 shares of the Company's common stock, with the remainder being used to purchase mutual funds. Approximately $188,000 of compensation expense was recorded related to the Plan. The trustee of the Plan is Trust.


EARNINGS PER SHARE
A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows at September 24, 1999 and September 25, 1998 (in thousands, except share and per share amounts):


                                                                                    1999                   1998
                                                                       ----------------------------------------------
Net income                                                                      $        2,492         $        4,683
                                                                       ==============================================

Weighted average shares outstanding - basic                                         11,807,429             11,746,247
Effect of dilutive securities:
    Assumed exercise of stock options                                                  169,134                 11,202
                                                                       ----------------------------------------------
Weighted average shares outstanding - diluted                                       11,976,563             11,757,449
                                                                       ==============================================

Earnings per share - basic and diluted                                          $          .21         $          .40
                                                                       ==============================================


At September 24, 1999, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). At September 24, 1999, there were approximately 728,000 options outstanding under the 1996 Plan and approximately 26,000 options outstanding under the 1997 Plan. The Company also had approximately 17,000 options outstanding that were granted in conjunction with the acquisition of Barre & Company, Inc. ("Barre Options"). As of September 24, 1999, all outstanding options were dilutive and were included in the calculation of weighted average shares outstanding - diluted, except approximately 293,750 shares under the 1996 Plan and 264 shares under the 1997 Plan.

SEGMENT REPORTING
The Company operates two principal segments within the financial services industry: the Broker/Dealer Group and the Asset Management Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported.


                                                                                                                       Consolidated
                                                                                Asset                Other               Southwest
                                                      Broker/Dealer           Management          Consolidated           Securities
(in thousands)                                            Group                 Group               Entities             Group, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 24, 1999

 Net revenues from external sources                     $    80,980          $     3,235           $       396           $    84,611
 Net intersegment revenues                                       --                  241                  1219                    --
 Income before income taxes                                   3,690                  713                  (609)                3,794

Three months ended September 25, 1998

 Net revenues from external sources                     $    70,127          $     2,754           $       316           $    73,197
 Net intersegment revenues                                       --                  206                   541                    --
 Income before income taxes                                   7,597                  589                  (830)                7,356



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


RESULTS OF OPERATIONS
During the first quarter of fiscal 2000, net income totaled $2,492,000, a decrease of $2,191,000, or 47%, from the first quarter of fiscal 1999.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three month periods ended September 24, 1999 and September 25, 1998 (dollars in thousands):


                                                               Amount       Percent
                                                          ---------------------------
     Net revenues:
          Net revenues from clearing operations              $     2,114           26%
          Commissions                                                823            6%
          Net interest                                             1,432           12%
          Investment banking, advisory and administrative fees      (798)         (11%)
          Net gains on principal transactions                        541           14%
          Other                                                       (4)           -
                                                          ---------------------------
                                                                   4,108            8%
                                                          ---------------------------

     Operating expenses:
          Commissions and other employee compensation                741            3%
          Occupancy, equipment and computer service costs          1,875           40%
          Communications                                           1,068           37%
          Floor brokerage and clearing organization charges          525           36%
          Advertising and promotional                              3,640          462%
          Other                                                     (178)          (3%)
                                                          ---------------------------
                                                                   7,671           18%
                                                          ---------------------------
           Income before income taxes                        $    (3,563)         (48%)
                                                          ===========================


Net Revenues from Clearing Operations. Net revenues from clearing increased primarily as a result of a increase in total transaction volumes in the three month period ended September 24, 1999 over the same period in the prior year. Total transactions processed in the first quarter of fiscal 2000 increased 196% to approximately 9.2 million from approximately 3.1 million in the first quarter of fiscal 1999. The rate of increase in transactions processed has outpaced the increase in revenues from clearing, because, in recent years, the Company has increased the number of high-volume trading Correspondents in its customer base, and a substantial portion of the increase in transactions processed were related to these Correspondents. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. As transaction volumes increase, revenue per clearing transaction tends to decrease as Correspondents take advantage of volume discounts.

Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rate it earns on those assets compared with the cost of funds.

The components of interest earnings are as follows for the three month periods ended September 24, 1999 and September 25, 1998 (in thousands):


                                                                  1999                  1998
                                                           ----------------------------------------
     Interest revenue:
          Customer margin accounts                         $        13,487          $        11,812
          Assets segregated for regulatory purposes                  2,481                    1,929
          Stock borrowed                                            26,618                   20,085
          Other                                                      1,999                    2,021
                                                           ---------------          ---------------
                                                                    44,585                   35,847
                                                           ---------------          ---------------
     Interest expense:
          Customer funds on deposit                                  7,791                    7,502
          Stock loaned                                              22,550                   16,127
          Other                                                        994                      400
                                                           ---------------          ---------------
                                                                    31,335                   24,029
                                                           ---------------          ---------------
           Net interest                                    $        13,250          $        11,818
                                                           ===============          ===============


In the three month period ended September 24, 1999, net interest income accounted for 25% of the Company's net revenue. Net interest income was 24% of net revenue in the three month period ended September 25, 1998.

Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the three month periods ended September 24, 1999 and September 25, 1998. Average customer balances and average balances from securities lending activities are as follows for the three month periods ended September 24, 1999 and September 25, 1998 (in thousands):


                                                         1999               1998
                                             ----------------------------------------
Average customer margin balances                  $       684,000     $       530,000
Average customer funds on deposit                         736,000             599,000

Average stock borrowed                                  2,728,000           2,058,000
Average stock loaned                                    2,718,000           2,040,000


Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and competitive factors. Spreads on securities lending transactions are influenced by the types of securities borrowed or loaned, market conditions and counterparty risk. Securities lending activities are conducted out of the Company's New York office using a highly specialized sales force. Competition for these individuals is intense and there can be no assurance that the Company will be able to retain these individuals.

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. Investment banking, advisory and administrative fees decreased in the first quarter of fiscal 2000 when compared to the same period in fiscal 1999 due to decreases in fees from municipal finance business. This decrease was, however, offset slightly by increased fees from investment advisory services in the first quarter of fiscal 2000 over the first quarter of fiscal 1999. Advisory fees earned on investment management increased as assets under management averaged $3.4 billion for the quarter ended September 24, 1999 averaged $3.0 billion for the same quarter a year ago.

Net Gains on Principal Transactions. For the quarter ended September 24, 1999, $3 million in net gains on principal transactions represents gains realized on the sale of Knight common stock (see Advertising and Promotional below). Excluding the gains from the sale of Knight, net gains from principal transactions were $1.3 million versus $3.8 million in the first quarter a year ago due to a difficult trading environment in both the equity and fixed income markets. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased for three month period as the Company continued to increase the resources allocated to the implementation of its new brokerage software, Comprehensive Software Systems, Ltd. ("CSS") (see YEAR 2000 discussion below).

Communications. Communications expense increased primarily due to increased quotations expense during the first quarter of fiscal 2000 due to the expansion of the equity trading area, as well as the growth of MDB.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges increased due to higher volume in the institutional trading area.

Advertising and Promotional. Advertising and promotional expenses increased primarily due to the national advertising campaign launched by MDB in the first quarter of fiscal 2000. The Company sold 70,000 shares of its investment in Knight to fund the advertising commitment for the quarter.


FINANCIAL CONDITION
The Parent owns approximately 3.3 million shares of Knight. The shares are classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as a separate component of stockholders' equity on the consolidated statements of financial condition in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $192,500,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At September 24, 1999, the amount outstanding under these secured arrangements was $38,700,000 which was collateralized by clients' securities valued at $31,798,000 and by marketable equity securities owned valued at $52,245,000. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of the Company.

In addition to the broker loan lines, the Company also has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at September 24, 1999 under this unsecured line of credit.

The Company has issued $57.5 million of 5% Exchangeable Subordinated Notes (the "Notes") due June 30, 2004. At maturity, the principal of the notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, which are in the form of DARTS(SM) (or, "Derivative Adjustable Ratio Securities(SM)"), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note's maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Note's issue price and 20% greater than the issue price, the exchange rate will be determined by a formula.

Net cash used in operating activities during the three month period ended September 24, 1999 was $39,702,000. The use of cash was due to the increase in securities owned and was adequately financed by the short-term borrowings mentioned above.

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

Interest Rate Risk. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. The Company does not maintain material positions in interest-rate-sensitive financial instruments. The Company's fixed income activities also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception could affect the value of financial instruments.

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

Market Risk Analysis. The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at September 24, 1999 will not have a material adverse effect on the consolidated financial position or operating results of the Company.

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

The Company has been working on the CSS project since 1992, as implementation of this system was in process before the Company began assessment of critical Year 2000 issues. In fiscal 1997, the Company accelerated the pace of the CSS project so that it would be available as the Year 2000 solution for the SIS system. Through fiscal 1997 and 1998, costs associated with the joint venture, including personnel, hardware, software and related costs, were approximately $4 million. During fiscal 1997 and 1998, the Company incurred an additional $1 million in costs related to the Year 2000 project primarily related to compensation and benefits, software upgrades and hardware replacement for financial and other systems. In fiscal 1999, the Company incurred an additional $8.4 million in expenses related to the CSS project and other Year 2000 initiatives. Implementation of the CSS system should result in the reduction of certain existing hardware and software lease, maintenance and licensing costs.

The Company has incurred approximately $398,000 in Year 2000 related expenses in the first quarter of fiscal 2000. In the second quarter of fiscal 2000, the Company expects to incur an additional $400,000 related to Year 2000 project costs. These costs will be funded out of working capital and substantially all will be expensed. The budgeted expenditures include compensation and benefits for IT and other operational staff.

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

The last stage of the implementation process includes testing all of the changes implemented individually and integrating those changes with all of the Company's systems and those of its customers and trading partners. Testing takes on various forms depending on the type of change implemented. Each upgrade, to the extent economically feasible, is run through a test environment before it is implemented. It is then tested to see how well it integrates into the Company's overall IT environment. The Company has also engaged in point-to-point testing with various exchanges, clearing houses and utilities and has established a future date environment for testing the CSS and SIS applications. The Company participated in the Securities Industry Association's industry-wide testing which occurred over a series of weekends in March and April 1999 and simulated the first trading cycle to settle in the Year 2000. The Company successfully completed each phase of the testing. Additional tests have continued with vendors not included in the industry-wide test as well as with Correspondent customers. There were no material unresolved Year 2000 testing exceptions.

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

None Reportable (Per Instructions to Form 10-Q)

Item 5.  Other Information

None Reportable (Per Instructions to Form 10-Q)

Item 6.  Exhibits and Reports on Form 8-K


EXHIBITS

10.1  Executive Compensation

The information required by this item regarding Executive compensation is incorporated by reference to the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 240.14a (6) (c) within 120 days after the Company's fiscal year end is incorporated herein by reference.

27  Financial Data Schedule


REPORTS ON FORM 8-K

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Southwest Securities Group, Inc.
                                           --------------------------------
                                           (Registrant)


November 8, 1999                           /S/ David Glatstein
----------------                           -------------------
Date                                       (Signature)
                                           David Glatstein
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


November 8, 1999                           /S/ Stacy M. Hodges
----------------                           ------------------------
Date                                       (Signature)
                                           Stacy M. Hodges
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


November 8, 1999                           /S/ Laura Leventhal
----------------                           -------------------
Date                                       (Signature)
                                           Laura Leventhal
                                           Controller
                                           (Principal Accounting Officer)