Form 10-Q
period 1999-12-31
SOUTHWEST SECURITIES GROUP INC
filed 2000-02-14
CIK 878520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   Form 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

                   Yes X  No

As of February 9, 2000, there were 11,807,788 shares of the registrant's common stock, $.10 par value, outstanding.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     Index


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition
    December 31, 1999 and June 25, l999

   Consolidated Statements of Income and Comprehensive Income (Loss)
    For the three and six months ended December 31, 1999 and 1998

   Consolidated Statements of Cash Flows
    For the six months ended December 31, 1999 and 1998

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                      December 31, 1999 and June 25, 1999
             (In thousands, except par values and shares amounts)

                                                                                 December                     June
                                                                               (Unaudited)
                                                                               -----------                -----------
                                    Assets
Cash                                                                           $    13,891                $    11,334
Assets segregated for regulatory purposes                                          186,536                    225,736
Marketable equity securities, at market value                                      131,656                    172,928
Receivable from brokers, dealers and clearing organizations                      3,366,799                  3,088,005
Receivable from clients, net                                                       995,717                    679,652
Securities owned, at market value                                                   76,154                     74,486
Other assets                                                                        46,975                     41,133
                                                                               -----------                -----------
                                                                               $ 4,817,728                $ 4,293,274
                                                                               ===========                ===========

                     Liabilities and Stockholder's Equity
Short-term borrowings                                                          $   103,800                $     2,700
Payable to brokers, dealers and clearing organizations                           3,292,047                  3,000,096
Payable to clients                                                                 958,287                    812,559
Securities sold, not yet purchased, at market value                                  7,554                     24,350
Drafts payable                                                                      45,564                     37,013
Other liabilities                                                                   99,621                    104,222
Exchangeable subordinated notes                                                     57,500                     50,000
                                                                               -----------                -----------
                                                                                 4,564,373                  4,030,940

Minority interest in consolidated subsidiary                                           100                         50

Stockholders' equity:
  Preferred stock of $1.00 par value. Authorized 100,000
   shares; none issued                                                                   -                          -
  Common stock of $.10 par value. Authorized 60,000,000 shares,
   11,822,537 issued and 11,809,310 outstanding shares at
   December 31, 1999; authorized 20,000,000 shares,
   11,805,925 issued and outstanding at June 25, 1999                                1,182                      1,180
  Additional paid-in capital                                                       127,972                    127,278
  Accumulated other comprehensive income - unrealized
   holding gain, net of tax of $45,951 at December 31, 1999
   and $60,374 at June 25, 1999                                                     85,391                    112,123
  Retained earnings                                                                 38,783                     21,896
  Receivable from employees under the Employee Stock Purchase Plan                       -                         (7)
  Deferred compensation, net                                                           488                       (186)
  Treasury stock (13,227 shares, at cost)                                             (561)                         -
                                                                               -----------                -----------
     Total stockholders' equity                                                    253,255                    262,284
Commitments and contingencies
                                                                               -----------                -----------
                                                                               $ 4,817,728                $ 4,293,274
                                                                               ===========                ===========

See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

      Consolidated Statements of Income and Comprehensive Income (Loss)
         For the three and six months ended December 31, 1999 and 1998
              (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                                     For the three months ended        For the six months ended
                                                                       1999              1998            1999             1998
                                                              ------------------------------------------------------------------
Net revenues from clearing operations                             $    14,546      $     9,415     $    24,754      $    17,509
Commissions                                                            18,621           16,109          33,853           30,518
Interest                                                               53,639           35,816          98,224           71,663
Investment banking, advisory and administrative fees                    8,327            7,237          15,113           14,821
Net gains on principal transactions                                    25,729            7,166          30,032           10,928
Other                                                                   3,959            3,553           7,456            7,054
                                                              -----------------------------------------------------------------
                                                                      124,821           79,296         209,432          152,493
                                                              -----------------------------------------------------------------


Commissions and other employee compensation                            40,202           28,223          66,806           54,086
Interest                                                               37,454           24,111          68,789           48,140
Occupancy, equipment and computer service costs                         5,649            4,805          12,263            9,544
Communications                                                          4,015            3,451           7,995            6,363
Floor brokerage and clearing organization charges                       2,001            1,354           3,991            2,819
Advertising and promotional                                             4,265            1,426           8,693            2,214
Other                                                                   6,054            6,575          11,921           12,620
                                                              -----------------------------------------------------------------
                                                                       99,640           69,945         180,458          135,786
                                                              -----------------------------------------------------------------
Income before income taxes                                             25,181            9,351          28,974           16,707

Income taxes                                                            8,754            3,209          10,055            5,882
                                                              -----------------------------------------------------------------

Net income                                                             16,427            6,142          18,919           10,825

Other comprehensive income (loss) - unrealized
  holding gain (loss) arising during period, net of tax                23,826           15,921         (26,786)          25,778
                                                              -----------------------------------------------------------------

Comprehensive income (loss)                                       $    40,253      $    22,063     $    (7,867)     $    36,603
                                                              =================================================================

Earnings per share - basic                                        $      1.39      $       .52     $      1.60      $       .92
                                                              =================================================================
Earnings per share - diluted                                      $      1.38      $       .52     $      1.58      $       .92
                                                              =================================================================
Weighted average shares outstanding - basic                        11,808,867       11,746,247      11,811,775       11,746,247
                                                              =================================================================
Weighted average shares outstanding - diluted                      11,900,814       11,755,886      11,940,885       11,756,644
                                                              =================================================================

See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
              For the six months ended December 31, 1999 and 1998
                                (In thousands)
                                  (Unaudited)

                                                                                         1999                1998
                                                                                     -----------         -----------
Cash flows operating activities:
 Net income                                                                          $    18,919         $    10,825
 Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                                                         1,482               1,681
     Provision for doubtful accounts                                                         257                (307)
     Deferred income taxes                                                                   878                (205)
     Deferred compensation expense                                                           516                   -
     Gain on sale of marketable equity securities                                        (21,291)                  -
     Decrease (increase) in assets segregated for regulatory purposes                     39,200            (181,988)
     Net change in broker, dealer and clearing organization accounts                      13,157             (32,462)
     Net change in client accounts                                                      (170,594)            204,405
     Increase in securities owned                                                         (1,614)            (19,890)
     Increase in other assets                                                             (5,972)             (4,203)
     Increase (decrease) in securities sold, not yet purchased                           (16,796)              3,891
     Decrease in drafts payable                                                            8,551               8,353
     Increase (decrease) in other liabilities                                             10,280                (359)
                                                                                     -----------         -----------
          Net cash used in operating activities                                         (123,027)            (10,259)
                                                                                     -----------         -----------

Cash flows from investing activities:
 Purchase of furniture, equipment and leasehold improvements                              (1,940)             (1,169)
 Proceeds from sale of marketable equity securities                                       21,354                   -
                                                                                     -----------         -----------
          Net cash provided by (used in) investing activities                             19,414              (1,169)
                                                                                     -----------         -----------

Cash flows from financing activities:
 Proceeds from short term borrowings                                                     101,100              14,900
 Proceeds from issuance of exchangeable subordinated notes                                 7,500                   -
 Debt issue costs                                                                           (242)                  -
 Net change in receivable from employees for Employee
     Stock Purchase Plan                                                                       7                 (23)
 Proceeds from employees for Stock Purchase Plan                                             250                   -
 Proceeds from exercise of stock options                                                     162                   -
 Proceeds related to Deferred Compensation Plan                                              561                   -
 Purchase of treasury stock                                                                 (561)                  -
 Payment of cash dividend on common stock                                                 (2,657)             (2,107)
 Proceeds from issuance of stock of consolidated subsidiary                                   50                 100
                                                                                     -----------         -----------
          Net cash provided by financing activities                                      106,170              12,870
                                                                                     -----------         -----------

Net increase in cash                                                                       2,557               1,442
Cash at beginning of period                                                               11,334              13,706
                                                                                     -----------         -----------
Cash at end of period                                                                $    13,891         $    15,148
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


       Broker/Dealer Group
         Southwest Securities, Inc.                    "Southwest"
         SWS Financial Services, Inc.                  "SWSFS"
         Mydiscountbroker.com, Inc.                    "MDB"
         Southwest Clearing Corporation                "Clearing"
       Asset Management Group
         Westwood Management Corporation               "Westwood"
         Westwood Trust                                "Trust"
         SW Capital Corporation                        "Capital"
         Southwest Investment Advisors, Inc.           "Advisors"
       Other
         SWS Technologies Corporation                  "Technologies"


Southwest, SWSFS, MDB and Clearing are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Clearing has not yet begun operations. Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. Trust is chartered and regulated by the Texas Department of Banking.

The consolidated financial statements as of December 31, 1999, and for the three and six month periods ended December 31, 1999 and 1998, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 25, 1999 filed on Form 10-K. Amounts included for June 25, 1999 are from the audited consolidated financial statements as filed on Form 10-K.

All significant intercompany balances and transactions have been eliminated.


CASH FLOW REPORTING
Cash paid for interest was $63,919,000 and $49,114,000 for the six month periods ended December 31, 1999 and 1998, respectively. Cash paid for income taxes was $4,800,000 and $7,425,000 for the six months ended December 31, 1999 and 1998, respectively.


ASSETS SEGREGATED FOR REGULATORY PURPOSES
At December 31, 1999, the Company had U.S. Treasury securities with a market value of $186,536,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. At June 25, 1999, the Company had U.S. Treasury securities with a market value of $28,465,000 and reverse repurchase agreements of $197,271,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $198,298,000 at June 25, 1999.

MARKETABLE EQUITY SECURITIES
The investment in Knight/Trimark Group, Inc. ("Knight") common stock is classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders' equity on the Consolidated Statements of Financial Condition. The Knight shares are subject to the provisions of Securities and Exchange Commission Rule 144. The following table summarizes the cost and market value of the investment in Knight at December 31, 1999 and June 25, l999 (in thousands):

                                                                 Gross           Gross
                                                               Unrealized       Unrealized         Market
                                                 Cost            Gains           Losses           Value
                                            -------------------------------------------------------------------
     December
        Marketable equity securities               $   369        131,287                -         $ 131,656
                                            ===================================================================

     June
        Marketable equity securities               $   432        172,496                -         $ 172,928
                                            ===================================================================

The "specific identification" method is used to determine the cost of marketable securities sold. In the three and six month periods ended December 31, 1999, the Company sold 417,600 and 487,600 shares of Knight, respectively, with proceeds from the sales totaling $18,358,000 and $21,354,000, respectively. Realized gains on these sales totaled approximately $18,304,000 and $21,291,000 for the three and six month periods ended December 31, 1999, respectively.

The other comprehensive income (loss) - unrealized holding gain (loss) arising during period presented on the Consolidated Statements of Income and Comprehensive Income (Loss) is shown net of tax of $12,805,000 and ($14,423,000) for the three and six month periods ended December 31, 1999, respectively. For the three and six months ended December 31, 1998, other comprehensive income
(loss) - unrealized holding gain (loss) arising during period is presented net of tax of $8,573,000 and $13,881,000, respectively.


RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At December 31, 1999 and June 25, l999, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

                                                                       December                June
                                                                   ----------------       ---------------
      Receivable
          Securities failed to deliver                               $     123,711          $     27,505
          Securities borrowed                                            3,151,883             2,987,910
          Correspondent broker/dealers                                      52,785                47,805
          Clearing organizations                                             5,757                 1,444
          Other                                                             32,663                23,341
                                                                   ----------------       ---------------
                                                                     $   3,366,799          $  3,088,005
                                                                   ================       ===============

      Payable
          Securities failed to receive                               $      64,970          $     23,634
          Securities loaned                                              3,158,078             2,945,007
          Correspondent broker/dealers                                      23,561                15,273
          Other                                                             45,438                16,182
                                                                   ----------------       ---------------
                                                                     $   3,292,047          $  3,000,096
                                                                   ================       ===============

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
At December 31, 1999 and June 25, l999, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):

                                                                       December                June
                                                                   ----------------       ---------------
      Securities owned
          Corporate equity securities                                $      15,572          $     35,671
          Municipal obligations                                             17,659                19,391
          U.S. Government and Government agency obligations                 11,852                 9,470
          Corporate obligations                                             19,658                 4,114
          Other                                                             11,413                 5,840
                                                                   ----------------       ---------------
                                                                     $      76,154          $     74,486
                                                                   ================       ===============

      Securities sold, not yet purchased
          Corporate equity securities                                $       3,716          $     14,972
          Municipal obligations                                                 35                 6,184
          U.S. Government and Government agency obligations                    902                 2,491
          Corporate obligations                                              1,277                   372
          Other                                                              1,624                   331
                                                                   ----------------       ---------------
                                                                     $       7,554          $     24,350
                                                                   ================       ===============

SHORT-TERM BORROWINGS
The Company has credit arrangements with commercial banks, which include broker loan lines up to $250,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 31, 1999, the amount outstanding under these secured arrangements was $103,800,000 which was collateralized by clients' securities valued at $126,401,000. There was $2,700,000 outstanding at June 25, 1999 on these credit arrangements which was collateralized by securities held for firm accounts valued at $29,724,000.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at December 31, 1999 and June 25, l999.

At December 31, 1999 and June 25, l999, the Company had no repurchase agreements outstanding.


NET CAPITAL REQUIREMENTS
The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At December 31, 1999, Southwest had net capital of $127,873,000, or approximately 10.82% of aggregate debit balances, which is $104,238,000 in excess of its minimum net capital requirement of $23,635,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 1999, Southwest had net capital of $68,785,000 in excess of 5% of aggregate debit items.

Clearing also follows the alternative method. At December 31, 1999, Clearing had net capital of $1,276,000, which is $1,026,000 in excess of its minimum net capital requirement of $250,000 at that date.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At December 31, 1999, the net capital and excess net capital were $318,000 and $68,000, respectively, for SWSFS and $428,000 and $178,000, respectively, for MDB.

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $2,762,000, which is $1,762,000 in excess of its minimum capital requirement at December 31, 1999.


EARNINGS PER SHARE
A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except share and per share amounts):


                                                                Three Months Ended                   Six Months Ended
                                                                   December 31,                        December 31,
                                                               1999             1998               1999            1998
                                                         ----------------------------------   --------------------------------
Net income                                                     $    16,427     $     6,142        $    18,919     $    10,825
                                                         ==================================   ================================

Weighted average shares outstanding - basic                     11,808,867      11,746,247         11,811,775      11,746,247
Effect of dilutive securities:
    Assumed exercise of stock options                               91,947           9,639            129,110          10,397
                                                         ----------------------------------   --------------------------------
Weighted average shares outstanding - diluted                   11,900,814      11,755,886         11,940,885      11,756,644
                                                         ==================================   ================================

Earnings per share - basic                                     $      1.39     $       .52        $      1.60     $       .92
                                                         ==================================   ================================
Earnings per share - diluted                                   $      1.38     $       .52        $      1.58     $       .92
                                                         ==================================   ================================

At December 31, 1999, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). At December 31, 1999, there were approximately 713,000 options outstanding under the 1996 Plan and approximately 26,000 options outstanding under the 1997 Plan. The Company also had approximately 17,000 options outstanding that were granted in conjunction with the acquisition of Barre & Company, Inc. ("Barre Options"). As of December 31, 1999, all outstanding options were dilutive and were included in the calculation of weighted average shares outstanding - diluted, except approximately 285,000 shares under the 1996 Plan and 264 shares under the 1997 Plan.


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

                                                                                                           Consolidated
                                                                           Asset             Other           Southwest
                                                     Broker/Dealer      Management       Consolidated       Securities
(in thousands)                                           Group             Group           Entities         Group, Inc.
-------------------------------------------------- ------------------ ---------------- ------------------ ----------------
Three months ended December 31, 1999

   Net revenues from external sources                      $ 121,089          $ 3,392             $  340        $ 124,821
   Net intersegment revenues                                      --              227              1,271               --
   Income before income taxes                                 31,118            1,017             (6,954)          25,181

                                                                                                           Consolidated
                                                                           Asset             Other           Southwest
                                                     Broker/Dealer      Management       Consolidated       Securities
(in thousands)                                           Group             Group           Entities         Group, Inc.
-------------------------------------------------- ------------------ ---------------- ------------------ ----------------
Six months ended December 31, 1999

   Net revenues from external sources                     $  202,069         $  6,627          $     736       $  209,432
   Net intersegment revenues                                      --              468              2,491               --
   Income before income taxes                                 34,808            1,730             (7,564)          28,974

Three months ended December 31, 1998

   Net revenues from external sources                     $   75,815         $  3,274          $     207       $   79,296
   Net intersegment revenues                                      --              253                597               --
   Income before income taxes                                  9,534              996             (1,179)           9,351

Six months ended December 31, 1998

   Net revenues from external sources                     $  145,943         $  6,028          $     522       $  152,493
   Net intersegment revenues                                      --              459              1,138               --
   Income before income taxes                                 17,131            1,584             (2,008)          16,707


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
From time to time, Southwest Securities Group, Inc. (the "Parent") and subsidiaries (collectively, the "Company") may publish "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Acts") or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) transaction volume in the securities markets; (2) volatility of the securities markets; (3) fluctuations in interest rates; (4) changes in regulatory requirements which could affect the cost of doing business; (5) general economic conditions, both domestic and foreign; (6) changes in the rate of inflation and related impact on securities markets; (7) competition from existing financial institutions and other new participants in the securities markets; (8) legal developments affecting the litigation experience of the securities industry; and (9) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.


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

RESULTS OF OPERATIONS
Net income for the three and six month periods ended December 31, 1999 totaled $16,427,000 and $18,919,000, respectively, representing increases over comparable prior year periods of $10,285,000, or 167%, and $8,094,000, or 75%, respectively.

Included in net gains on principal transactions is a gain totaling $15,098,000 from the sale of 325,750 shares of Knight/Trimark Group, Inc. ("Knight") common stock. Proceeds from the sale were added to the working capital of Southwest Securities, Inc. and will be used for general corporate purposes.

Excluding the sale of the Knight shares discussed above, net income for the second quarter totaled $8,424,000, representing an increase of $2,282,000, or 37%, from the second quarter of fiscal 1999. Net income for the six months ended December 31, 1999 remained flat compared to the previous year excluding the sale of Knight.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six month periods ended December 31, 1999 and 1998 (dollars in thousands):


                                                                     Three Month Change            Six Month Change
                                                                    Amount        Percent         Amount      Percent
                                                                 ----------------------------  --------------------------
Net revenues:
      Net revenues from clearing operations                        $   5,131            54%     $   7,245           41%
      Commissions                                                      2,512            16%         3,335           11%
      Net interest                                                     4,480            38%         5,912           25%
      Investment banking, advisory and administrative fees             1,090            15%           292            2%
      Net gains on principal transactions                             18,563           259%        19,104          175%
      Other                                                              406            11%           402            6%
                                                                 ----------------------------  --------------------------
                                                                      32,182            58%        36,290           35%
                                                                 ----------------------------  --------------------------
Operating expenses:
      Commissions and other employee compensation                     11,979            42%        12,720           24%
      Occupancy, equipment and computer service costs                    844            18%         2,719           28%
      Communications                                                     564            16%         1,632           26%
      Floor brokerage and clearing organization charges                  647            48%         1,172           42%
      Advertising and promotional                                      2,839           199%         6,479          293%
      Other                                                             (521)           (8%)         (699)          (6%)
                                                                 ----------------------------  --------------------------
                                                                      16,352            36%        24,023           27%
                                                                 ----------------------------  --------------------------
           Income before income taxes                              $  15,830           169%     $  12,267           73%
                                                                 ============================  ==========================

Net Revenues from Clearing Operations. Net revenues from clearing operations increased primarily as a result of an increase in total transaction volumes in the three and six month periods ended December 31, 1999 over the same periods in the prior year. Total transactions processed in the second quarter of fiscal 2000 increased 206% to approximately 13.8 million from approximately 4.5 million in the same quarter a year ago. For the six-month period, transactions increased 201% to approximately 23 million from 7.6 million in the same period of the prior year. This increase is due to high trading volumes in the securities markets during the past six months. The rate of increase in transactions processed has outpaced the increase in revenues from clearing, because, in recent years, the Company has increased the number of high-volume trading Correspondents in its customer base, and a substantial portion of the increase in transactions processed were related to these Correspondents. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. As transaction volumes increase, revenue per clearing transaction tends to decrease as Correspondents take advantage of volume discounts.

Commissions. Commissions from the Company's client transactions increased in the three and six months ended December 31, 1999 over the comparable prior year periods primarily as a result of increased production in the SWS Financial Services, Inc. ("SWSFS") independent contractor network, as well as the Company's retail brokerage network. Also contributing to the increase were increased commissions from Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line investing subsidiary. Commissions at MDB for the three and six month periods ending December 31, 1999 increased 156% and 139%, respectively, over in the comparable prior year periods. MDB's on-line accounts have increased 223% over prior year.

Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rate it earns on those assets compared with the cost of funds. The components of interest earnings are as follows (in thousands):


                                                           Three Months Ended             Six Months Ended
                                                              December 31,                  December 31,
                                                          1999           1998            1999          1998
                                                      -----------------------------  ----------------------------
Interest revenue
      Customer margin accounts                             $ 18,004      $  10,931       $  31,491     $  22,743
      Assets segregated for regulatory purposes               2,129          3,751           4,610         5,681
      Stock borrowed                                         31,233         19,281          57,851        39,356
      Other                                                   2,273          1,853           4,272         3,883
                                                      -----------------------------  ----------------------------
                                                             53,639         35,816          98,224        71,663
                                                      -----------------------------  ----------------------------
Interest expense
      Customer funds on deposit                               8,853          8,524          16,644        16,026
      Stock loaned                                           26,856         15,375          49,406        31,501
      Other                                                   1,745            212           2,739           613
                                                      -----------------------------  ----------------------------
                                                             37,454         24,111          68,789        48,140
                                                      -----------------------------  ----------------------------
          Net interest                                     $ 16,185      $  11,705       $  29,435     $  23,523
                                                      =============================  ============================

In the three and six-month periods ended December 31, 1999, net interest income accounted for approximately 19% and 21% of the Company's net revenue, respectively. Net interest income was 21% and 23% of the Company's net revenue in the comparable time periods of the previous year.

Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the three and six month periods ended December 31, 1999 and 1998. Average customer balances and average balances from securities lending activities are as follows (in thousands):


                                                        Three Months Ended                Six Months Ended
                                                           December 31,                     December 31,
                                                       1999            1998             1999           1998
                                                  -------------------------------  ------------------------------
      Average customer margin balances                $   781,000    $  523,000        $  732,000     $  561,000
      Average customer funds on deposit                   731,000       684,000           733,000        641,000

      Average stock borrowed                            2,979,000     2,030,000         2,853,000      2,044,000
      Average stock loaned                              2,968,000     1,990,000         2,843,000      2,015,000

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

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. Investment banking, advisory and administrative fees increased in both the three and six months ended December 31, 1999 when compared to the same period in the prior year due to increases in fees from investment advisory services which were offset by decreases in municipal finance business. Advisory fees earned on investment management increased as assets under management ("AUM") averaged $3.8 billion for the quarter ended December 31, 1999 and averaged $3.4 billion for the same quarter a year ago. AUM averaged $3.6 billion for the six months ended December 31, 1999 versus an average of $3.2 billion for the comparable prior year period.

Net Gains on Principal Transactions. For the three and six months ended December 31, 1999, $3.2 million and $6.2 million, respectively, represent net gains realized on the sale of Knight common stock to fund MDB's advertising commitments (see Advertising and Promotional below). Excluding these gains, as well as the previously mentioned $15.1 million gain on the sale of 325,750 shares of Knight stock, net gains on principal transactions were $7.4 million and $8.7 million for the three and six month periods ended December 31, 1999. Net gains were flat when comparing the second quarter of fiscal 2000 to second quarter of fiscal 1999, but net gains on principal transactions decreased in the first half of fiscal 2000 over fiscal 1999. These results are attributed to a difficult trading environment in both the equity and fixed income markets in the first quarter of fiscal 2000. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the three and six months ended December 31, 1999, commissions and other employee compensation expense increased over the same periods in the prior year. This was principally due to (1) increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues; (2) increased production from the SWSFS independent contractor network; and (3) the addition of 128 full-time employees, primarily at MDB and in the information systems area. The number of full-time employees increased to 954 at December 31, 1999 compared to 826 at December 31, 1998.

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased for three and six month periods as the Company continued to increase the resources allocated to the implementation of its new brokerage software, Comprehensive Software Systems, Ltd.

Communications. Communications expense increased primarily due to increased quotations expense during the first quarter of fiscal 2000 due to the expansion of the equity trading area, as well as the growth of MDB.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges increased due to higher volume in the institutional trading area.

Advertising and Promotional. Advertising and promotional expenses increased primarily due to the national advertising campaign launched by MDB in the first quarter of fiscal 2000. The Company sold 91,850 shares of its investment in Knight to fund the advertising commitment for the second quarter and 161,850 to fund the commitment for the first half of the fiscal year.


FINANCIAL CONDITION
The Parent owns approximately 2.9 million shares of Knight. The shares are classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as a separate component of stockholders' equity on the Consolidated Statements of Financial Condition in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $250,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At December 31, 1999, the amount outstanding under these secured arrangements was $103,800,000 which was collateralized by clients' securities valued at $126,401,000. In the opinion of management, these credit arrangements are adequate to meet the short-term operating needs of the Company.

In addition to the broker loans lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at December 31, 1999.

The Company has issued $57.5 million of 5% Exchangeable Subordinated Notes (the "Notes") due June 30, 2004. At maturity, the principal of the notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, which are in the form of DARTS/SM/ (or, "Derivative Adjustable Ratio Securities/SM/"), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note's maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Note's issue price and 20% greater than the issue price, the exchange rate will be determined by a formula.

Net cash used in operating activities during the three month period ended December 31, 1999 was $123,027,000. The use of cash was due to the increase in receivables from customers and was adequately financed by the short-term borrowings mentioned above.

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

Market Risk Analysis. The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at December 31, 1999 will not have a material adverse effect on the consolidated financial position or operating results of the Company.


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

None Reportable (Per Instructions to Form 10-Q)

Item 3.  Defaults upon Senior Securities

None Reportable (Per Instructions to Form 10-Q)

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 3, 1999. The following directors were elected at the meeting:


                Nominees                    For            Withheld
     --------------------------------------------------------------------

     Don A. Buchholz                    10,460,504           157,993
     David Glatstein                    10,458,328           160,169
     Brodie L. Cobb                     10,459,492           159,005
     J. Jan Collmer                     10,461,459           157,038
     Robert F. Gartland                 10,438,759           179,738
     R. Jan LeCroy                      10,461,309           157,188
     Frederick R. Meyer                 10,460,280           158,217
     Jon L. Mosle, Jr.                  10,460,928           157,569


There were no abstentions.

Other matters that were voted on:

                                                                    For          Against         Abstain       Not Voted
                                                               -------------- --------------- -------------- --------------
     Issuance of 2,600,000 shares of the Company's common
       stock in connection with the proposed acquisition of
       ASBI Holdings, Inc.                                         7,606,641         116,171         36,084      2,859,601

     Amendment of the Company's Certificate of Incorporation
       to increase the number of shares of common stock from
       20,000,000 to 60,000,000 shares                             9,661,846         932,379         24,272             --


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

27       Financial Data Schedule*

99 Press Release dated November 3, 1999 filed as an exhibit to the Current Report on Form 8-K filed on November 9, 1999

* Filed herewith

REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on November 9, 1999. Item 5 of the referenced Report refers to the Company's press release dated November 3, 1999 announcing the election of directors and the approval of the proposals at the Annual Meeting of Shareholders. No financial statements were filed with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Southwest Securities Group, Inc.
                                           -------------------------------------
                                           (Registrant)


February 14, 2000                          /S/ David Glatstein
-----------------                          -------------------------------------
Date                                       (Signature)
                                           David Glatstein
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


February 14, 2000                          /S/ Stacy M. Hodges
-----------------                          -------------------------------------
Date                                       (Signature)
                                           Stacy M. Hodges
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


February 14, 2000                          /S/ Laura Leventhal
-----------------                          -------------------------------------
Date                                       (Signature)
                                           Laura Leventhal
                                           Controller
                                           (Principal Accounting Officer)