Form 10-Q
period 2000-03-31
SOUTHWEST SECURITIES GROUP INC
filed 2000-05-12
CIK 878520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                               Yes  X        No


As of May 8, 2000, there were 14,431,005 shares of the registrant's common stock, $.10 par value, outstanding.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     Index



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Statements of Financial Condition
   March 31, 2000 (unaudited) and June 25, l999

  Consolidated Statements of Income and Comprehensive Income
   For the three and nine months ended March 31, 2000 and March 26, 1999 (unaudited)

  Consolidated Statements of Cash Flows
   For the nine months ended March 31, 2000 and March 26, 1999 (unaudited)

  Notes to Consolidated Financial Statements (unaudited)


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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                       March 31, 2000 and June 25, l999
              (In thousands, except par values and share amounts)

                                                                                           March            June
                                                                                        (Unaudited)
                                                                                       -------------   -------------
                                        Assets
Cash                                                                                   $      22,952   $      11,334
Assets segregated for regulatory purposes                                                    209,691         225,736
Marketable equity securities, at market value                                                 82,309         172,928
Receivable from brokers, dealers and clearing organizations                                3,755,962       3,088,005
Receivable from clients, net                                                               1,283,376         679,652
Securities owned, at market value                                                            123,915          74,486
Other assets                                                                                  73,248          41,133
                                                                                       -------------   -------------
                                                                                       $   5,551,453   $   4,293,274
                                                                                       =============   =============

                Liabilities and Stockholders' Equity
Short-term borrowings                                                                  $     262,664   $       2,700
Payable to brokers, dealers and clearing organizations                                     3,538,060       3,000,096
Payable to clients                                                                         1,177,535         812,559
Securities sold, not yet purchased, at market value                                           26,516          24,350
Drafts payable                                                                                51,521          37,013
Other liabilities                                                                            163,514         104,222
Exchangeable subordinated notes                                                               57,500          50,000
                                                                                       -------------   -------------
                                                                                           5,277,310       4,030,940

Minority interest in consolidated subsidiary                                                     100              50

Stockholders' equity:
 Preferred stock of $1.00 par value.  Authorized 100,000
   shares; none issued                                                                             -               -
 Common stock of $.10 par value.  Authorized 60,000,000 shares,
   11,842,690 issued and 11,827,016 outstanding shares at
   March 31, 2000; authorized 20,000,000 shares,
   11,805,925 issued and outstanding at June 25, 1999                                          1,184           1,180
 Additional paid-in capital                                                                  128,818         127,278
 Accumulated other comprehensive income - unrealized
   holding gain, net of tax of $28,736 at March 31, 2000
   and $60,374 at June 25, 1999                                                               53,625         112,123
 Retained earnings                                                                            90,517          21,896
 Receivable from employees under the Employee Stock Purchase Plan                                  -              (7)
 Deferred compensation, net                                                                      538            (186)
 Treasury stock (15,674 shares, at cost)                                                        (639)              -
                                                                                       -------------   -------------
       Total stockholders' equity                                                            274,043         262,284
Commitments and contingencies
                                                                                       -------------   -------------
                                                                                       $   5,551,453   $   4,293,274
                                                                                       =============   =============

See accompanying Notes to the Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

          Consolidated Statements of Income and Comprehensive Income
     For the three and nine months ended March 31, 2000 and March 26, 1999
              (In thousands, except per share and share amounts)
                                  (Unaudited)



                                                                    For the three months ended   For the nine months ended
                                                                           2000           1999          2000          1999
                                                                    ------------------------------------------------------
Net revenues from clearing operations                               $    20,332    $    10,521   $    45,086   $    28,030
Commissions                                                              21,925         16,428        55,778        46,946
Interest                                                                 67,161         34,623       165,385       106,286
Investment banking, advisory and administrative fees                      6,863          6,372        21,976        21,193
Net gains on principal transactions                                      85,474         18,580       115,506        29,508
Other                                                                     4,670          3,518        12,126        10,572
                                                                    ------------------------------------------------------
                                                                        206,425         90,042       415,857       242,535
                                                                    ------------------------------------------------------


Commissions and other employee compensation                              46,501         36,182       113,307        90,268
Interest                                                                 48,766         23,596       117,555        71,736
Occupancy, equipment and computer service costs                           6,364          5,605        18,627        15,149
Communications                                                            4,142          3,405        12,137         9,768
Floor brokerage and clearing organization charges                         2,242          1,572         6,233         4,391
Advertising and promotional                                               2,432          1,484        11,125         3,698
Other                                                                    14,761          6,492        26,682        19,112
                                                                    ------------------------------------------------------
                                                                        125,208         78,336       305,666       214,122
                                                                    ------------------------------------------------------

Income before income taxes                                               81,217         11,706       110,191        28,413

Income taxes                                                             28,330          4,173        38,385        10,055
                                                                    ------------------------------------------------------


Net income                                                               52,887          7,533        71,806        18,358

Other comprehensive income (loss) - unrealized
  holding gain (loss) arising during period, net of tax                 (31,711)        35,858       (58,497)       61,636
                                                                    ------------------------------------------------------

Comprehensive income                                                $    21,176    $    43,391   $    13,309   $    79,994
                                                                    ======================================================

Earnings per share - basic                                          $      4.07    $       .58   $      5.52   $      1.42
                                                                    ======================================================
Earnings per share - diluted                                        $      4.02    $       .58   $      5.46   $      1.41
                                                                    ======================================================
Weighted average shares outstanding - basic                          12,990,197     12,942,415    12,997,012    12,927,578
                                                                    ======================================================
Weighted average shares outstanding - diluted                        13,140,194     13,038,138    13,141,513    12,977,301
                                                                    ======================================================

See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
          For the nine months ended March 31, 2000 and March 26, 1999
                                (In thousands)
                                  (Unaudited)

                                                                                             2000          1999
                                                                                          ---------     ---------
Cash flows from operating activities:
  Net income                                                                              $  71,806     $  18,358
  Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                                                          2,252         2,316
       Provision for doubtful accounts                                                        1,915           355
       Deferred income taxes                                                                 (2,981)       (1,242)
       Deferred compensation expense                                                            761            31
       Gain on sale of marketable equity securities                                         (80,853)            -
       Decrease (increase) in assets segregated for regulatory purposes                      16,045      (147,424)
       Net change in broker, dealer and clearing organization accounts                     (129,993)      (21,676)
       Net change in client accounts                                                       (240,663)      103,968
       Increase in securities owned                                                         (49,169)      (37,007)
       Increase in other assets                                                             (27,777)      (10,665)
       Increase in securities sold, not yet purchased                                         2,166        26,523
       Decrease in drafts payable                                                            14,508         3,912
       Increase in other liabilities                                                         91,144         7,746
                                                                                          ---------     ---------
          Net cash used in operating activities                                            (330,839)      (54,805)
                                                                                          ---------     ---------


Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements                                (3,247)       (2,044)
  Proceeds from sale of marketable equity securities                                         81,077             -
                                                                                          ---------     ---------
          Net cash provided by (used in) investing activities                                77,830        (2,044)
                                                                                          ---------     ---------


Cash flows from financing activities:
  Proceeds from short term borrowings                                                       259,964        55,500
  Proceeds from issuance of exchangeable subordinated notes                                   7,500             -
  Debt issue costs                                                                             (242)            -
  Net change in receivable from employees for Employee
      Stock Purchase Plan                                                                         7             1
  Proceeds from employees for Stock Purchase Plan                                               575           100
  Proceeds from exercise of stock options                                                       376             -
  Proceeds related to Deferred Compensation Plan                                                639             -
  Purchase of treasury stock                                                                   (639)            -
  Payment of cash dividend on common stock                                                   (3,603)       (2,107)
  Proceeds from issuance of stock of consolidated subsidiary                                     50           100
                                                                                          ---------     ---------
         Net cash provided by financing activities                                          264,627        53,594
                                                                                          ---------     ---------


Net increase (decrease) in cash                                                              11,618        (3,255)
Cash at beginning of period                                                                  11,334        13,706
                                                                                          ---------     ---------
Cash at end of period                                                                     $  22,952     $  10,451
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


     Broker/Dealer Group
        Southwest Securities, Inc.                       "Southwest"
        SWS Financial Services, Inc.                     "SWSFS"
        Mydiscountbroker.com, Inc.                       "MDB"
        Southwest Clearing Corporation                   "Clearing"
     Asset Management Group
        Westwood Management Corporation                  "Westwood"
        Westwood Trust                                   "Trust"
        SW Capital Corporation                           "Capital"
        Southwest Investment Advisors, Inc.              "Advisors"
     Other
        SWS Technologies Corporation                     "Technologies"
        Trading Finance Corporation                      "Trading"


Southwest, SWSFS, MDB and Clearing are registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Clearing has not yet begun operations. Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. Trust is chartered and regulated by the Texas Department of Banking. Trading, a Delaware corporation, was incorporated in October 1999 and is currently dormant.

The consolidated financial statements as of March 31, 2000, and for the three and nine month periods ended March 31, 2000 and March 26, 1999, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 25, 1999 filed on Form 10-K. Amounts included for June 25, 1999 are from the audited consolidated financial statements as filed on Form 10-K.

All significant intercompany balances and transactions have been eliminated.


CASH FLOW REPORTING
Cash paid for interest was $110,522,000 and $72,285,000 for the nine month periods ended March 31, 2000 and March 26, 1999, respectively. Cash paid for income taxes was $9,141,000 and $7,425,000 for the nine months ended March 31, 2000 and March 26, 1999, respectively.


MERGER WITH ASBI HOLDINGS, INC.
On April 28, 2000, the Company completed a merger with ASBI Holdings, Inc.
(ASBI) through the exchange of 2.6 million shares of newly-issued Company common stock for all of the outstanding shares of ASBI common stock. The merger will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of ASBI.

ASBI is a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). A wholly owned subsidiary of ASBI, First Savings Bank, FSB, Arlington, Texas, ("the Bank") is a federally chartered savings association organization also regulated by the OTS. Subsidiaries of the Bank include First Consumer (82% ownership interest), FSB Financial (51% ownership interest), FSB Development (100% ownership interest) and American First Mortgage (51% ownership interest).

The following unaudited pro forma data summarizes the combined results of operations of the Company and ASBI as if the combination had been consummated on March 31, 2000, and reflects adjustments to conform the accounting methods of ASBI and the Company. Financial statements as of March 31, 2000 and for the three and nine months ended March 31, 2000 for both ASBI and the Company were combined to derive fiscal 2000 figures below. Due to the fact that the companies had non-conforming year ends prior to the merger, the Company's financial statements for the three and nine months ended March 26, 1999 were combined with ASBI's financial statements for the three and nine months ended June 30, 1999.

Pro forma total revenue and net income for the Company and ASBI prior to the combination were as follows (in thousands):


                                                             Three months ended                 Nine months ended
                                                          March 31,        March 26,        March 31,        March 26,
                                                            2000             1999             2000             1999
                                                         -------------------------------------------------------------
Total revenue
 Southwest Securities Group, Inc.                        $  206,425       $   90,042       $  415,857       $  242,535
 ASBI Holdings, Inc.                                          9,472            7,872           28,644           26,191
                                                         ----------       ----------       ----------       ----------
  Combined pro forma                                     $  215,897       $   97,914       $  444,501       $  268,726
                                                         ==========       ==========       ==========       ==========


Net income, giving effect to pro forma income
 taxes
 Southwest Securities Group, Inc.                        $   52,887       $    7,533       $   71,806       $   18,358
 ASBI Holdings, Inc.                                          1,783            1,923            6,027            5,917
                                                         ----------       ----------       ----------       ----------
  Combined pro forma                                     $   54,670       $    9,456       $   77,833       $   24,275
                                                         ==========       ==========       ==========       ==========

Earnings per share - basic
  Combined pro forma                                     $     3.51       $      .61       $     4.99       $     1.56
                                                         ==========       ==========       ==========       ==========


Earnings per share - diluted
  Combined pro forma                                     $     3.47       $      .60       $     4.94       $     1.56
                                                         ==========       ==========       ==========       ==========

Prior to consummation of the combination, ASBI was treated as an S Corporation for income tax reporting purposes. Accounting adjustments therefore include recognition of deferred tax assets or liabilities on temporary differences that existed in ASBI as if ASBI had C Corporation status.


ASSETS SEGREGATED FOR REGULATORY PURPOSES
At March 31, 2000, the Company had U.S. Treasury securities with a market value of $190,176,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The Company also had U.S. Treasury securities with a market value of $19,515,000 in a special reserve bank account for the Proprietary Accounts of Introducing Brokers at March 31, 2000. At June 25, 1999, the Company had U.S. Treasury securities with a market value of $28,465,000 and reverse repurchase agreements of $197,271,000 in this account. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $198,298,000 at June 25, 1999.

MARKETABLE EQUITY SECURITIES
The investment in Knight/Trimark Group, Inc. ("Knight") common stock is classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders' equity on the Consolidated Statements of Financial Condition. The Knight shares are subject to the provisions of Securities and Exchange Commission Rule 144. The following table summarizes the cost and market value of the investment in Knight at March 31, 2000 and June 25, l999 (in thousands):

                                                         Gross              Gross
                                                       Unrealized        Unrealized          Market
                                         Cost            Gains             Losses             Value
                                       ------------------------------------------------------------
March
   Marketable equity securities        $  208              82,101                 -        $ 82,309
                                       ============================================================
June
   Marketable equity securities        $  432             172,496                 -        $172,928
                                       ============================================================


The "specific identification" method is used to determine the cost of marketable securities sold. In the three and nine month periods ended March 31, 2000, the Company sold 1,248,200 and 1,735,800 shares of Knight, respectively, with proceeds from the sales totaling $59,724,000 and $81,077,000, respectively. Realized gains on these sales totaled approximately $59,563,000 and $80,853,000 for the three and nine month periods ended March 31, 2000, respectively.

The other comprehensive loss - unrealized holding loss arising during the periods presented on the Consolidated Statements of Income and Comprehensive Income is shown net of tax of $17,215,000 and $31,638,000 for the three and nine month periods ended March 31, 2000, respectively. For the three and nine months ended March 26, 1999, other comprehensive income - unrealized holding gain arising during the periods is presented net of tax of $19,307,000 and $33,189,000, respectively.


RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At March 31, 2000 and June 25, l999, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):


                                                                           March                         June
                                                                      --------------                --------------
Receivable
 Securities failed to deliver                                         $      217,822                $       27,505
 Securities borrowed                                                       3,425,380                     2,987,910
 Correspondent broker/dealers                                                 55,629                        47,805
 Clearing organizations                                                        1,663                         1,444
 Other                                                                        55,468                        23,341
                                                                      --------------                --------------
                                                                      $    3,755,962                $    3,088,005
                                                                      ==============                ==============

Payable
 Securities failed to receive                                         $       85,160                $       23,634
 Securities loaned                                                         3,413,145                     2,945,007
 Correspondent broker/dealers                                                 15,518                        15,273
 Other                                                                        24,237                        16,182
                                                                      --------------                --------------
                                                                      $    3,538,060                $    3,000,096
                                                                      ==============                ==============

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
At March 31, 2000 and June 25, l999, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):


                                                                      March                       June
                                                                 --------------              --------------
Securities owned
 Corporate equity securities                                     $       36,200              $       35,671
 Municipal obligations                                                   12,556                      19,391
 U.S. Government and Government agency obligations                       15,131                       9,470
 Corporate obligations                                                   16,258                       4,114
 Other                                                                   43,770                       5,840
                                                                 --------------              --------------
                                                                 $      123,915              $       74,486
                                                                 ==============              ==============

Securities sold, not yet purchased
 Corporate equity securities                                     $        8,088              $       14,972
 Municipal obligations                                                      694                       6,184
 U.S. Government and Government agency obligations                          601                       2,491
 Corporate obligations                                                    1,952                         372
 Other                                                                   15,181                         331
                                                                 --------------              --------------
                                                                 $       26,516              $       24,350
                                                                 ==============              ==============


SHORT-TERM BORROWINGS
The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 31, 2000, the amount outstanding under these secured arrangements was $262,664,000 which was collateralized by clients' securities valued at $233,589,000, firm securities valued at $22,084,000 and non-customer securities valued at $51,823,000. There was $2,700,000 outstanding at June 25, 1999 on these credit arrangements which was collateralized by securities held for firm accounts valued at $29,724,000.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at March 31, 2000 and June 25, l999.

At March 31, 2000 and June 25, l999, the Company had no repurchase agreements outstanding.


NET CAPITAL REQUIREMENTS
The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At March 31, 2000, Southwest had net capital of $130,526,000, or approximately 7.86% of aggregate debit balances, which is $97,296,000 in excess of its minimum net capital requirement of $33,230,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 31, 2000, Southwest had net capital of $47,451,000 in excess of 5% of aggregate debit items.

Clearing also follows the alternative method. At March 31, 2000, Clearing had net capital of $1,284,000, which is $1,034,000 in excess of its minimum net capital requirement of $250,000 at that date.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At March 31, 2000, the net capital and excess net capital were $318,000 and $68,000, respectively, for SWSFS and $743,000 and $493,000, respectively, for MDB.

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $3,023,000, which is $2,023,000 in excess of its minimum capital requirement at March 31, 2000.


EARNINGS PER SHARE
A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and nine months ended March 31, 2000 and March 26, 1999 (in thousands, except share and per share amounts), as restated for the ten percent stock dividend declared May 4, 2000 (see DIVIDENDS DECLARED):

                                                                   Three Months Ended            Nine Months Ended
                                                                   2000          1999            2000         1999
                                                              --------------------------    --------------------------
Net income                                                    $    52,887    $     7,533    $    71,806    $    18,358
                                                              ==========================    ==========================

Weighted average shares outstanding - basic                    12,990,197     12,942,415     12,997,012     12,927,578
Effect of dilutive securities:
    Assumed exercise of stock options                             149,997         95,723        144,501         49,723
                                                              --------------------------    --------------------------
Weighted average shares outstanding - diluted                  13,140,194     13,038,138     13,141,513     12,977,301
                                                              ==========================    ==========================

Earnings per share - basic                                    $      4.07    $       .58    $      5.52    $      1.42
                                                              ==========================    ==========================
Earnings per share - diluted                                  $      4.02    $       .58    $      5.46    $      1.41
                                                              ==========================    ==========================

At March 31, 2000, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). At March 31, 2000, there were approximately 687,000 options outstanding under the 1996 Plan and approximately 26,000 options outstanding under the 1997 Plan. The Company also had approximately 17,000 options outstanding that were granted in conjunction with the acquisition of Barre & Company, Inc. ("Barre Options"). For the three months ended March 31, 2000, all outstanding options were dilutive and were included in the calculation of weighted average shares outstanding - diluted, except approximately 274,000 shares under the 1996 Plan and 3,000 shares under the 1997 Plan. In the nine month calculation, all shares except approximately 274,000 shares under the 1996 Plan and 264 shares under the 1997 Plan were dilutive. Options above have not been restated for ten percent dividend.


SEGMENT REPORTING
The Company operates two principal segments within the financial services industry: the Broker/Dealer Group and the Asset Management Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported.

                                                                                                    Consolidated
                                                                    Asset            Other           Southwest
                                               Broker/Dealer      Management      Consolidated       Securities
(in thousands)                                    Group             Group           Entities         Group, Inc.
----------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
  Net revenues from external sources            $    143,787       $   3,981       $    58,657       $   206,425
  Net intersegment revenues                               --             231             1,259                --
  Income before income taxes                          27,432           1,359            52,426            81,217


                                                                                                    Consolidated
                                                                    Asset            Other           Southwest
                                               Broker/Dealer      Management      Consolidated       Securities
(in thousands)                                    Group             Group           Entities         Group, Inc.
----------------------------------------------------------------------------------------------------------------
Nine months ended March 31, 2000
 Net revenues from external sources             $    345,856       $  10,608       $    59,393       $   415,857
 Net intersegment revenues                                --             699             3,749                --
 Income before income taxes                           62,240           3,089            44,862           110,191

Three months ended March 26, 1999
 Net revenues from external sources             $     86,868       $   2,963       $       211       $    90,042
 Net intersegment revenues                                --             260               523                --
 Income before income taxes                           13,552             707            (2,553)           11,706

Nine months ended March 26, 1999
 Net revenues from external sources             $    232,811       $   8,991       $       733       $   242,535
 Net intersegment revenues                                --             719             1,661                --
 Income before income taxes                           30,683           2,292            (4,562)           28,413



DIVIDENDS DECLARED
The Company's regular quarterly cash dividend of $.08 was declared on May 4, 2000, payable on July 3, 2000 to shareholders of record on June 15, 2000. In addition, the Board of Directors also declared a ten percent stock dividend to be paid on August 1, 2000 to shareholders of record as of July 15, 2000. As such, earnings per share and weighted average shares outstanding have been restated in the accompanying financial statements to reflect the stock dividend.



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


RESULTS OF OPERATIONS
Net income for the three and nine month periods ended March 31, 2000 totaled $52,887,000 and $71,806,000, respectively, representing increases over comparable prior year periods of $45,354,000, or 602%, and $53,448,000, or 291%, respectively.

Included in net gains on principal transactions in the third quarter is a gain totaling $57,819,000 from the sale of 1.2 million shares of Knight/Trimark Group, Inc. ("Knight") common stock. Proceeds from these sales were added to the working capital of the Company and will be used for general corporate purposes. Additional shares of Knight stock sold to fund the advertising commitment of Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line investing subsidiary, are discussed below in Net Gains on Principal Transactions.

Excluding the sale of the Knight shares discussed above, net income for the third quarter totaled $15,305,000, representing an increase of $7,772,000, or 103%, from the third quarter of fiscal 1999. Net income for the nine months ended March 31, 2000 increased $7,407,000, or 40%, to $25,765,000 excluding the sale of Knight.

The following is a summary of increases in categories of net revenues and operating expenses for the three and nine month periods ended March 31, 2000 and March 26, 1999 (dollars in thousands):

                                                            Three Month Change          Nine Month Change
                                                            Amount     Percent         Amount      Percent
                                                           -------------------         -------------------
Net revenues:
    Net revenues from clearing operations                  $  9,811         93%        $ 17,056         61%
    Commissions                                               5,497         33%           8,832         19%
    Net interest                                              7,368         67%          13,280         38%
    Investment banking, advisory and administrative fees        491          8%             783          4%
    Net gains on principal transactions                      66,894        360%          85,998        291%
    Other                                                     1,152         33%           1,554         15%
                                                           -------------------         -------------------
                                                             91,213        137%         127,503         75%
                                                           -------------------         -------------------

Operating expenses:
    Commissions and other employee compensation              10,319         29%          23,039         26%
    Occupancy, equipment and computer service costs             759         14%           3,478         23%
    Communications                                              737         22%           2,369         24%
    Floor brokerage and clearing organization charges           670         43%           1,842         42%
    Advertising and promotional                                 948         64%           7,427        201%
    Other                                                     8,269        127%           7,570         40%
                                                           -------------------         -------------------
                                                             21,702         40%          45,725         32%
                                                           -------------------         -------------------
           Income before income taxes                      $ 69,511        594%        $ 81,778        288%
                                                           ===================         ===================

Net Revenues from Clearing Operations. Net revenues from clearing operations increased primarily as a result of an increase in total transaction volumes in the three and nine month periods ended March 31, 2000 over the same periods in the prior year. Total transactions processed in the third quarter of fiscal 2000 increased 195% to approximately 18.4 million from approximately 6.2 million in the same quarter a year ago. For the nine-month period, transactions increased 199% to approximately 41.4 million from 13.9 million in the same period of the prior year. This increase is due to high trading volumes in the securities markets during the past nine months. The rate of increase in transactions processed has outpaced the increase in revenues from clearing, because, in recent years, the Company has increased the number of high-volume trading Correspondents in its customer base, and a substantial portion of the increase in transactions processed were related to these Correspondents. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. As transaction volumes increase, revenue per clearing transaction tends to decrease as Correspondents take advantage of volume discounts. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. As transaction volumes increase, revenue per clearing transaction tends to decrease as Correspondents take advantage of volume discounts. One such high-volume clearing customer, Archipelago ECN, transitioned its business to another clearing firm during the quarter. Archipelago's business accounted for less than five percent of the Company's revenues.

Commissions. Commissions from the Company's client transactions increased in the three and nine month periods ended March 31, 2000 due to increased production from the SWS Financial Services, Inc. ("SWSFS") independent contractor network, as well as the Company's retail brokerage network. Also contributing to the increase were increased commissions from MDB. Commissions at MDB for the three and nine month periods ending March 31, 2000 increased 261% and 194%, respectively, over in the comparable prior year periods. MDB's on-line accounts have increased 239% over prior year.

Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rate it earns on those assets compared with the cost of funds. The components of interest earnings are as follows (in thousands):


                                                              Three Months Ended                   Nine Months Ended
                                                                   March 31,                            March 26,
                                                             2000            1999                 2000            1999
                                                          -------------------------            -------------------------
Interest revenue
    Customer margin accounts                              $  24,442       $  11,443            $  55,933        $ 34,186
    Assets segregated for regulatory purposes                 2,189           3,170                6,798           8,850
    Stock borrowed                                           38,376          18,401               96,227          57,757
    Other                                                     2,154           1,609                6,427           5,493
                                                          -------------------------            -------------------------
                                                             67,161          34,623              165,385         106,286
                                                          -------------------------            -------------------------
Interest expense
    Customer funds on deposit                                10,944           7,822               27,588          23,848
    Stock loaned                                             31,999          15,033               81,405          46,534
    Other                                                     5,823             741                8,562           1,354
                                                          -------------------------            -------------------------
                                                             48,766          23,596              117,555          71,736
                                                          -------------------------            -------------------------
       Net interest                                       $  18,395       $  11,027            $  47,830        $ 34,550
                                                          =========================            =========================


In the three and nine-month periods ended March 31, 2000, net interest income accounted for approximately 12% and 16% of the Company's net revenue, respectively. As a percentage of net revenue excluding the sale of the Knight shares, net interest accounted for 18% and 21% in the three and nine-month periods ended March 31, 2000. Net interest income was 17% and 20% of the Company's net revenue in the comparable time periods of the previous year.

Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the three and nine month periods ended March 31, 2000 and March 26, 1999.

Average customer balances and average balances from securities lending activities are as follows (in thousands):

                                                    Three Months Ended                          Nine Months Ended
                                                         March 31,                                   March 26,
                                                  2000               1999                    2000                1999
                                              ------------------------------             -------------------------------
Average customer margin balances               $1,118,000         $  645,000              $  861,000          $  565,000
Average customer funds on deposit                 908,000            764,000                 792,000             682,000

Average stock borrowed                          3,759,000          2,182,000               3,155,000           2,090,000
Average stock loaned                            3,729,000          2,152,000               3,139,000           2,061,000



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

Net Gains on Principal Transactions. For the three and nine months ended March 31, 2000, $1.7 million and $7.9 million, respectively, represent net gains realized on the sale of Knight common stock to fund MDB's advertising commitments (see Advertising and Promotional below). Excluding these gains, as well as the previously mentioned $57.8 million third quarter gain on the sale of
1.2 million shares of Knight stock, net gains on principal transactions were $26 million and $34.7 million for the three and nine month periods ended December 31, 1999. Net gains increased when comparing both the three and nine months ended March 31, 2000 to the same periods of the prior year. These results are attributed to an improvement in the trading environment in both the equity and fixed income markets in the third quarter of fiscal 2000 and to expansion of the equity trading area. Coverage from market making activities has increased to 625 over-the-counter securities from 567 at the same time last year. In addition, the Company now makes a market in approximately 100 listed securities. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the three and nine months ended March 31, 2000, commissions and other employee compensation expense increased over the same periods in the prior year. This was principally due to (1) increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues; (2) increased production from the SWSFS independent contractor network; and (3) the addition of 68 full-time employees, primarily at MDB and in the information systems area. The number of full-time employees increased to 945 at March 31, 2000 compared to 877 at March 26, 1999.

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased for three and nine month periods as the Company continued to increase the resources allocated to the implementation of its new brokerage software, Comprehensive Software Systems, Ltd. ("CSS").

Communications. Communications expense increased primarily due to increased quotations expense during the third quarter of fiscal 2000 due to the expansion of the equity trading area, as well as the growth of MDB.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges increased due to higher volume in the institutional trading area.

Advertising and Promotional. Advertising and promotional expenses increased primarily due to the national advertising campaign launched by MDB in the first quarter of fiscal 2000. The Company sold

48,200 shares of its investment in Knight to fund the advertising commitment for the third quarter and 210,050 to fund the commitment for the nine months ended March 31, 2000.

Other. Other expense increased due to additional contract labor consulting costs and reserves associated with the Company's implementation of the CSS system.


FINANCIAL CONDITION
The Parent owns approximately 1.6 million shares of Knight. The shares are classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as a separate component of stockholders' equity on the Consolidated Statements of Financial Condition in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At March 31, 2000, the amount outstanding under these secured arrangements was $262,664,000 which was collateralized by clients' securities valued at $233,589,000, firm securities valued at $22,084,000 and non-customer securities valued at $51,823,000. In the opinion of management, these credit arrangements are adequate to meet the short-term operating needs of the Company.

In addition to the broker loans lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at March 31, 2000.

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

Net cash used in operating activities during the three month period ended March 31, 2000 was $330,839,000. The use of cash was due to the increase in receivables from customers, as well as from brokers, dealers and clearing organizations and was adequately financed by the short-term borrowings mentioned above.

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

Market Risk Analysis. The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at March 31, 2000 will not have a material adverse effect on the consolidated financial position or operating results of the Company.



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

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Southwest Securities Group, Inc.
                                    -------------------------------------
                                        (Registrant)


May 12, 2000                        /S/ David Glatstein
------------                        -------------------------------------
Date                                (Signature)
                                    David Glatstein
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


May 12, 2000                        /S/ Stacy M. Hodges
------------                        -------------------------------------
Date                                (Signature)
                                    Stacy M. Hodges
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)


May 12, 2000                        /S/ Laura Leventhal
------------                        -------------------------------------
Date                                (Signature)
                                    Laura Leventhal
                                    Controller
                                    (Principal Accounting Officer)