Form 10-K
period 2000-06-30
SOUTHWEST SECURITIES GROUP INC
filed 2000-09-28
CIK 878520

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X   No ____
                                            ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.______

As of September 22, 2000, there were 15,889,924 shares of the Registrant's common stock, $.10 par value, outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $417,302,000 using a market price of $33.00 on that date.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's Annual Meeting of Stockholders to be held November 1, 2000, which will be filed with the Commission pursuant to Regulations 240.14a (6)(c) within 120 days after the Registrant's fiscal year end, are incorporated by reference into Part I and Part III of the Report on Form 10-K.

                                    PART 1

Item 1.   Business

(a)  General Development of Business

We are a full-service securities and banking firm using technology to deliver a broad range of investment and related financial services to our clients, which include individual and institutional investors, broker/dealers, corporations, governmental entities and financial intermediaries.

Brokerage Group
We provide clearing services to 200 correspondent broker/dealers and over 500 independent contract brokers, as well as full-service and online discount brokerage services to individual investors. Clearing involves maintaining our correspondent clients' accounts, processing securities transactions, extending margin loans and performing a variety of administrative services as agent for our correspondent broker/dealers. Our clearing business is complemented by our securities trading, securities lending, investment banking and asset management businesses.

Our principal subsidiary, Southwest Securities, Inc. ("Southwest") is a registered securities broker/dealer and a member of the New York Stock Exchange ("NYSE") and other major exchanges. Southwest provides correspondent services to securities broker/dealers and other financial institutions in 27 states, Canada and Europe. Southwest serves individual investors through its Private Client Group offices in Texas and New Mexico and institutional investors nationwide from its Dallas, New York and Chicago offices. Clients of these offices gain access to Southwest's investment research that focuses on corporations primarily in the southwestern United States.

We operate three other broker/dealer subsidiaries engaged in certain aspects of the securities brokerage business. All three are National Association of Securities Dealers ("NASD") registered broker/dealers. SWS Financial Services, Inc. ("SWSFS") contracts with independent registered representatives for the administration of their securities business. We offer on-line discount brokerage services through Mydiscountbroker.com, Inc. ("MDB"). SWSFS and MDB are correspondents of Southwest. Southwest Clearing Corporation ("Clearing") was incorporated in the State of Delaware on September 30, 1998 and has not yet begun operations.

Asset Management Group
We offer investment management, advisory and trust services through three subsidiaries. Westwood Management Corporation ("Westwood"), a registered investment advisor, manages the Gabelli-Westwood Family of Mutual Funds as well as equity and fixed income investments for a diverse clientele including corporate plan sponsors, charitable institutions, educational endowments and public funds. Westwood Trust ("Trust") provides trust, custodial and other management services to high net worth individuals and corporations throughout Texas and the Southwest. SW Capital Corporation ("Capital"), administers the Local Government Investment Cooperative ("LOGIC") fund for cities, counties, schools and other local governments across Texas.

Banking Group
We also offer full-service, traditional banking through First Savings Bank, FSB, Arlington, Texas ("FSB"), as well as Internet banking via FSB's online division, MyBankUSA.com. FSB has several wholly and majority owned subsidiaries as well. First Consumer Credit, L.L.C. buys and sells home improvement loans receivable; FSB Financial, L.L.C. purchases non-prime automobile loans; and FSB Development, L.L.C. develops single family residential lots.

Other Services
We provide Internet services, network design and engineering and disaster recovery services to the Company, its clients and other customers in the southwestern United States through our subsidiary SWS Technologies Corporation ("Technologies").

(b) Financial Information about Operations

Our operations consist of various financial services provided to our clients. The following table shows our revenue by source for the last three fiscal years as restated for the acquisition of ASBI Holdings, Inc. ("ASBI"), the parent of FSB, accounted for as a pooling-of-interests (dollars in thousands):

                                                        2000                       1999                        1998
                                                      --------                   --------                    --------
                                                  Amount     Percent         Amount     Percent          Amount     Percent
                                               ----------------------------------------------------------------------------
Net revenues from clearing
     operations                                 $ 61,233       10%         $ 40,118       11%          $ 26,607        8%
                                                --------                   --------                    --------

Commissions:
     Listed equities                              11,303        2%           13,481        3%            14,125        4%
     Over-the-counter equities                    25,294        4%           15,392        4%            12,418        4%
     Corporate bonds                               8,922        2%            7,630        2%             5,027        2%
     Government bonds and mortgage-backed
      securities                                   1,019       --             3,162        1%             2,785        1%
     Municipal bonds                               5,465        1%            5,568        1%             4,658        1%
     Options                                       3,749        1%            2,885        1%             1,820        1%
     Mutual funds                                 15,702        3%           14,310        4%            13,737        4%
     Other                                         2,270       --             2,620        1%             4,831        2%
                                                --------                   --------                    --------
                                                  73,724                     65,048                      59,401
                                                --------                   --------                    --------

Interest                                         265,664       45%          178,110       48%           173,464       54%
                                                --------                   --------                    --------

Investment banking fees:
     Corporate                                     2,943       --             2,108       --              5,786        2%
     Municipal                                     7,538        2%           10,650        3%             9,933        3%
                                                --------                   --------                    --------
                                                  10,481                     12,758                      15,719
                                                --------                   --------                    --------

Advisory and administrative fees:
     Institutional and individual
      accounts                                    14,111        2%           11,502        3%             9,736        3%
     Money market funds                            6,019        1%            6,090        2%             3,559        1%
     Other                                           724       --               401       --                437       --
                                                --------                   --------                    --------
                                                  20,854                     17,993                      13,732
                                                --------                   --------                    --------

Net gains on principal transactions:
     Investment in Knight Trading Group, Inc.     83,570       14%               --       --                 --       --
     Equity securities                            50,748        9%           36,163       10%             7,295        3%
     Municipal securities                          1,046       --             3,399        1%             4,095        1%
     Other                                         2,098       --             2,127       --              1,186       --
                                                --------                   --------                    --------
                                                 137,462                     41,689                      12,576
                                                --------                   --------                    --------

Other:
     Other fee revenue from clearing
      operations                                   9,151        2%            8,102        2%             6,463        2%
     Non-interest bank revenue                     3,966        1%            3,971        1%             3,017        1%
     Floor brokerage                               2,353       --             2,281        1%             2,551        1%
     Other                                         4,198        1%            2,275        1%             5,587        2%
                                                --------                   --------                    --------
                                                  19,668                     16,629                      17,618
                                                --------                   --------                    --------
     Total revenue                              $589,086      100%         $372,345      100%          $319,117      100%
                                                ========                   ========                    ========

(c) Narrative Description of Business

As of June 30, 2000, we employed 1,057 individuals. Southwest employed 842 of these individuals, 114 of whom were full-time retail representatives. In addition, 550 full-time retail representatives were affiliated as independent contractors. Through our broker/dealer subsidiaries, we provide securities services to approximately 284,000 client accounts. No single client accounts for a material percentage of our total business.

BROKERAGE SERVICES

Southwest Securities, Inc. Southwest's activities in the securities business include execution and clearing of securities transactions, individual and institutional securities brokerage, securities lending, management of and participation in underwriting of equity and fixed income securities, market making in corporate securities and research and investment advisory services. For the year ended June 30, 2000, revenues of Southwest accounted for 72% of consolidated revenues.

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

Execution and Clearing. Southwest provides clearing and execution primarily on a fully-disclosed basis for other broker/dealers including general securities broker/dealers, bank affiliated firms and those firms specializing in high volume trading. In a fully disclosed clearing transaction, the identity of the correspondent's client is known to Southwest, and Southwest physically maintains the client's account and performs a variety of services as agent for the
correspondent.   Southwest provides clearing and execution services for 200 correspondents throughout the United States and Europe. Correspondent firms are charged fees based on their use of services according to a standard clearing schedule. Discounts are given from the standard schedule based on total volume
and type of services provided to the correspondent.   Besides service charges
realized from securities clearing activities, Southwest also earns substantial amounts of interest income. Southwest extends credit directly to its customers, the customers of correspondent firms and the correspondent firms themselves in order to facilitate the conduct of customer and correspondent securities transactions. This credit is termed margin lending. The correspondents indemnify Southwest against margin losses on their customers' accounts. Southwest also extends margin credit directly to correspondents to the extent
that such firms pledge proprietary assets as collateral.   Since Southwest must
rely on the guaranties and general credit of the correspondents, Southwest may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

While Southwest's correspondent relationships are with a wide range of general securities broker/dealers and bank-affiliated broker/dealers, Southwest provides clearing services for a number of high-volume trading firms. These firms specialize in providing services to those customers who trade actively on a daily basis. As of June 30, 2000, Southwest provides clearing services for 11 of these firms. The nature of services provided to the customers of these firms are substantially different from the standard correspondent relationship and, accordingly, fees for services to these correspondents are discounted from the fees normally charged in the standard clearing schedule.

The following table reflects the number of client transactions processed for each of the last three years and the number of correspondents at the end of each year:

                                                    Fiscal 2000   Fiscal 1999   Fiscal 1998
                                                    -----------   -----------   -----------
     Tickets for third party correspondents          58,549,705    21,819,847     6,439,240
     Tickets for internal correspondents                545,733       258,948       159,156
     Tickets for Southwest account executives           516,699       304,540       172,203
                                                    -----------   -----------   -----------
     Total tickets                                   59,612,137    22,383,335     6,770,599
                                                    ===========   ===========   ===========

     Number of correspondents                               200           216           231
                                                    ===========   ===========   ===========

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

As of June 30, 2000, Southwest had nine retail brokerage offices, two located in Dallas and one each in Georgetown, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; and Albuquerque and Santa Fe, New Mexico. In addition, Southwest has bond brokerage offices in Dallas, Chicago and New York; and an institutional sales office in Dallas.

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

Investment Banking and Underwriting Activities. Southwest earns investment banking revenues by assisting corporate clients in planning to meet their financial needs and advising them on the most advantageous means of raising capital. Such plans are sometimes implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. These types of activities are conducted in the corporate finance department that is staffed with 11 professionals and 3 analysts. In addition to public offerings and private placements, Southwest provides other consulting services, including providing valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

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


                                                        Aggregate
                             Fiscal     Number of       Amount of
                              Years      Issues         Offerings
                           ---------   ----------   -----------------
                              2000        158        $ 3,414,729,000
                              1999        175        $ 4,846,558,000
                              1998        203        $ 5,143,646,000


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

Market Making Activities. Southwest is a market maker in OTC and exchange-listed equity securities as well as a dealer in tax-exempt and governmental fixed income securities. Trading securities in the OTC market involves the purchase of securities from and the sale of securities to clients of Southwest or to other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. Southwest makes markets in 635 OTC common stocks and 368 exchange-listed stocks. Southwest frequently acts as agent in the execution of OTC orders for its clients and, as such, transacts these trades with other dealers. When Southwest receives a client order in a security in which it makes a market, it may act as principal as long as it matches or improves upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Recently adopted regulations require that client limit orders be satisfied prior to the brokerage firm buying securities into or selling the securities from their own inventory at the same price.

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

Research Activities. Southwest has a research department that provides analysis, investment recommendations and market information with an emphasis on companies located in the Southwest region. At June 30, 2000, Southwest had 13 senior securities analysts publishing research on 100 companies. The department focuses on particular industry groups, including consumer products, health care, real estate and technology.

Information Technology. Information technology is an integral part of Southwest's clearing and brokerage activities. Southwest currently operates a computing system that uses Comprehensive Software Systems, Ltd. ("CSS") software to provide user interface (front-end) functions. This software is being developed by CSS, a joint venture with Southwest and several other broker/dealers.

The CSS system is a Microsoft-based architecture utilizing Microsoft Visual Basic, Window NT, C++ and SQL Server 7.0 and is fully compatible with off-the-shelf applications such as Word, Excel and PowerPoint. Since CSS is based on an open architecture, Southwest is able to operate the system on standardized servers. The CSS databases at Southwest run on Compaq Proliant(TM) 7000 and
8500 servers using Intel Xeon processors.    The primary back office database of
the CSS system is stored on an EMC 3930 Symmetrix frame. In addition to the database, the CSS applications also use over 70 Compaq 1850R and 6400 servers with Dual/400-megahertz processors and 512 megabytes or more of RAM.

Southwest operates sophisticated hardware and software to execute and process securities transactions (back-office) and is engaged in continuing software development and regular up-grades on its computer hardware. Southwest's data center features a six-processor Tandem S72000 Himalaya system and a sophisticated telecommunications network supporting over 3,300 terminals. Southwest is transitioning from its Himalaya mainframe to a family of Compaq(R) servers as a part of its migration to the CSS software.

While Southwest's software is licensed from Securities Industry Software Corporation, Southwest employs in-house programmers to develop proprietary enhancements and to maintain its system. Southwest provides brokerage accounting, order entry and market data in a local area network/wide area network environment as well as through other traditional communication environments.

Southwest continues to invest in Internet and other communications technology. Southwest is currently providing Internet access to account information for certain correspondents and expects to expand this service. Southwest also provides Internet service for correspondents and other end users, as well as employees. Internet and other communication mechanisms may expose the Company to increased risk of unauthorized access to data systems.

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

Mydiscountbroker.com, Inc.   MDB is a NASD member broker/dealer specializing in
deep discount brokerage services with an emphasis in trading over the Internet. Although MDB's brokers do not provide investment advice or recommendations, they do offer clients the information needed, including quotes, market news, and trends, to make informed investment decisions. MDB's brokers work on a salary, rather than commission.

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

BANKING

First Savings Bank.   FSB is a federally chartered savings association organized and existing under the laws of the United States. Originally chartered with the Federal Home Loan Board on March 29, 1985 under the name "Arlington Savings Bank, A Federal Savings Bank," FSB became "First Savings Bank, FSB" effective
April 3, 1989.   Headquartered in Arlington, Texas, FSB conducts business from its main office and a drive-thru facility. FSB opened a branch location in Arlington, Texas in October 1999 and also has two loan production offices in northeast Tarrant County and Dallas.

FSB offers services, such as certificates of deposit, checking and savings accounts, through traditional channels as well as through its Internet division, MyBankUSA.com. FSB's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits for each depositor.

FSB focuses on several sectors of the residential housing market, including interim construction lending and short term funding for mortgage bankers. In addition, FSB originates commercial loans and purchases loans or pools loans for
investment.   FSB also engages in the buying and selling of home improvement loan receivables and purchasing non-prime loans secured by liens on automobiles through its operating subsidiaries, described in the following paragraphs.

First Consumer Credit, L.L.C. First Consumer Credit, L.L.C. a Texas limited liability company, ("First Consumer"), received OTS approval as an operating subsidiary of FSB on August 10, 1995. First Consumer engages in various aspects of buying and selling home improvement loans receivable by purchasing installment consumer home improvement notes that have anticipated average terms of 90 months and are generally secured by residential real estate. First Consumer typically holds these notes only a minimal period of time before the portfolios of the notes are accumulated and sold in bulk. This entity is licensed to conduct business in 37 states. FSB currently owns approximately 74% of the voting interest in First Consumer.

FSB Financial, L.L.C. FSB Financial, L.L.C. a Texas limited liability company, ("FSB Financial"), received OTS approval as an operating subsidiary of FSB on July 21, 1997, to engage in the purchasing of non-prime loans secured by liens on automobiles and light trucks. The loans are generally originated by car dealerships and other institutions in such consumer paper. FSB currently owns approximately 51% of the voting interest in FSB Financial.

FSB Development, L.L.C. FSB Development, L.L.C. a Texas limited liability company, ("FSB Development"), received OTS approval as an operating subsidiary of FSB on November 5, 1997. FSB Development currently owns a 69% limited partnership interest in Harley Associates, Ltd., a Texas limited partnership ("Harley Associates"). Harley Associates is engaged in developing single-family
residential lots in the Dallas-Fort Worth metropolitan area.   The lots are sold
to high volume builders whose operating history indicates they will have the ability to complete such development. FSB is currently the sole member of FSB Development.

OTHER SERVICES

SWS Technologies Corporation   SWS Technologies Corporation provides Internet
design and marketing strategies and other Internet-related services, including high-speed connectivity, co-location, Web hosting and 24-hour technical support, as well as disaster recovery services.

COMPETITION
We encounter intense competition in our business, and we compete directly with numerous securities firms and banks, many of which have substantially greater capital and other resources. We also encounter competition from insurance companies and financial institutions in many elements of our business. The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, allows for affiliations among banks, securities firms and insurance companies by means of a financial holding company. In addition, commercial banks have the possibility of engaging in a broad range of non-banking activities through operating subsidiaries. Such activities include all financial activities, including broker/dealer activities, with the exception of insurance underwriting and real estate investment or development.

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

The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker/dealers. See Note 14 of the notes to consolidated financial statements for further description of certain SEC regulations.

FSB, as a federal savings bank, is registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulation, examination, supervision and reporting requirements. Regulations applicable to FSB generally relate to lending and investment activities, payment of dividends and maintenance of appropriate levels of capital. Failure to comply with these regulations may be considered an unsafe and unsound practice and may result in the imposition by the OTS of various sanctions. Because FSB's deposits are insured by the SAIF, the FDIC also has the authority to conduct special examinations. FSB is required to file periodic reports with the OTS describing its activities and financial condition. This supervision and regulation is intended primarily for the protection of FSB's depositors.

EXECUTIVE OFFICERS OF THE REGISTRANT
Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders:

          Name       Age             Position
          ----       ---             --------
  David Glatstein     51  Director, Chief Executive Officer and President
  William D. Felder   42  Executive Vice President
  Kenneth R. Hanks    46  Executive Vice President and Chief Operating Officer
  Stacy M. Hodges     37  Executive Vice President, Chief Financial Officer and
                            Treasurer
  Daniel R. Leland    39  Executive Vice President
  Richard H. Litton   53  Executive Vice President
  W. Norman Thompson  44  Executive Vice President and Chief Information Officer
  Paul D. Vinton      51  Executive Vice President

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

William D. Felder has served as Executive Vice President of the Company since December 1995 and as Senior Vice President of the Company since 1993. Mr. Felder has been associated with Southwest in various other capacities since 1980, including director since August 1993 and Senior Vice President in charge of Clearing Services from 1988 to 1998. Mr. Felder is a past Chairman of the District 6 Business Conduct Committee of the NASD and a past member of the Board of Governors of the Chicago Stock Exchange. He is currently a member of the Securities Industry Association Clearing Firms Committee.

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

Daniel R. Leland has served as Executive Vice President of the Company since February 1999. He has served as Executive Vice President of Southwest since July 1995. He has been in charge of the Fixed Income Division since November 1997 and MDB, SWSFS and the Private Client Group since July 2000. Mr. Leland began his career at Barre & Company in June 1983 where he was employed in various capacities in fixed income sales and trading before becoming President of Barre & Company in 1993. Mr. Leland has been an arbitrator for the NASD and is a past Vice Chairman of the District 6 Business Conduct Committee.

Richard H. Litton has served as Executive Vice President of the Company and Executive Vice President in charge of the Public Finance Division since July 1995. Mr. Litton headed the Municipal Securities Group in Dallas for BA Securities, Inc. from 1993 to 1995. Mr. Litton was President with First Southwest Company, a regional investment bank from 1987 to 1993; Vice President and Regional Manager of Merrill Lynch Capital Markets Municipal Group from 1977 to 1987 and a Vice President and Regional Manager with White, Weld & Company, Inc. from 1976 to 1977. Mr. Litton served on the Advisory Committee on the Recovery of Real Estate Finance for the Texas House of Representatives' Financial Institutions Committee. Mr. Litton is past member and director of the Municipal Advisory Council of Texas and past member of the Marketing Committee of the Public Securities Association.

W. Norman Thompson has served as Executive Vice President and Chief Information Officer of the Company since January 1995. Mr. Thompson was associated with Kenneth Leventhal & Co. (now a part of Ernst & Young LLP) in various capacities ranging from Audit Manager to Senior Consulting Manager from 1987 to 1994. Previously, Mr. Thompson was an auditor with KPMG LLP from 1981 to 1987. In the capacities he held with both Kenneth Leventhal & Co. and KPMG LLP, he was heavily involved in Information Technology auditing and consulting.

Paul D. Vinton has served as Executive Vice President of the Company since November 1998 and as Senior Vice President of Southwest since June 1995. Mr. Vinton was associated with Stephens Inc. in various capacities from 1993 through 1995. Mr. Vinton has been employed within the securities industry since 1972 with various firms dealing primarily in operational, clearance and settlement activities. Mr. Vinton has served on various industry group boards including most recently the Depository Trust Company Settlement Advisory Board.

Item 2.  Properties

Our executive offices are located in approximately 160,500 square-feet of leased space in an office building in Dallas, Texas. The lease expires in 2008. We conduct our clearing operations primarily in our principal office in Dallas, Texas and our office in New York. We have nine retail brokerage offices, two located in Dallas, Texas and one each in Georgetown, Longview, Lufkin, Nacogdoches and San Antonio, Texas; and Albuquerque and Santa Fe, New Mexico.
We have public finance branch offices in San Antonio, Austin and Houston, Texas and Albuquerque, New Mexico. We have fixed income branch offices in Chicago, Illinois and New York. Our bank leases its main office located in Arlington, Texas and also leases space in northeast Tarrant County and Dallas for loan
production offices.   Our bank owns a drive-in facility located next to the main office and a branch office in south Arlington. Our technology group has three locations in the Dallas/Fort Worth area, including a disaster recovery site.
Our present facilities and equipment are adequate for current and planned operations.

Item 3.  Legal Proceedings

On April 17, 1998, a judgment was entered against us in connection with a breach of contract lawsuit stemming from the 1995 acquisition of Barre & Company, Inc. The judge awarded the counterparty approximately $40,000 in damages and approximately $1,700,000 in attorney's fees. The Company subsequently appealed the verdict. In August 2000, the Court of Appeals of the Fifth District of Texas reversed the previous judgment and awards and remanded the case back to court for retrial.

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

In the general course of our brokerage business and the business of clearing for other brokerage firms, we have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violation of Federal and state securities laws. FSB is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in any material adverse effect on our business, financial condition or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock trades on the New York Stock Exchange, Inc. under the symbol "SWS". At September 22, 2000, there were 144 holders of record of our common stock and in excess of 9,500 total holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

2000                                                         1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                           -----------  ----------  ----------  ---------
Cash dividend declared per common share /(2)/                  $ .073      $ .073      $ .073      $ .073
Stock Price Range /(2)/
     High                                                      $59.15      $31.36      $44.55      $40.11
     Low                                                       $21.82      $16.82      $22.78      $24.55

1999                                                         1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                           ----------------------------------------------

Cash dividend declared per common share /(1)/ /(2)/            $ .057      $ .057      $ .057      $ .057
Stock Price Range /(1)/ /(2)/
     High                                                      $20.82      $20.66      $33.63      $69.42
     Low                                                       $13.38      $13.13      $17.41      $23.35


/(1)/ Adjusted to reflect a ten percent stock dividend which was effective August 2, 1999.
/(2)/ Adjusted to reflect a ten percent stock dividend declared May 4, 2000, payable on August 1, 2000 to shareholders of record on July 15, 2000.

(3) Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA
(In thousands, except ratios and per share amounts)


                                                                          Year Ended /(6)/
                                                   ------------------------------------------------------------
                                                      June 30,    June 25,    June 26,    June 27,    June 28,
                                                        2000        1999        1998        1997        1996
                                                   ------------------------------------------------------------
Operating Results:
   Revenue                                           $  589,086  $  372,345  $  319,117  $  242,590  $  202,616
   Net income                                        $   94,234  $   38,441  $   31,023  $   23,291  $   18,812
   Earnings per share - basic /(2) (3) (4)/          $     5.94  $     2.43  $     1.97  $     1.53  $     1.24
   Earnings per share - diluted /(2) (3) (4)/        $     5.89  $     2.42  $     1.96  $     1.53  $     1.24
   Weighted average shares outstanding -
        basic /(2) (3) (4)/                              15,861      15,803      15,778      15,257      15,138
   Weighted average shares outstanding -
        diluted /(2) (3) (4)/                            16,003      15,883      15,800      15,271      15,145
   Cash dividend declared per common
        share /(2)/                                  $      .29  $      .23  $      .19  $      .14  $      .12

Financial Condition:
   Total assets                                      $5,229,035  $4,559,164  $3,490,621  $3,481,372  $2,360,802
   Long-term debt /(7)/                              $   65,856  $   54,430  $    4,623  $   23,636  $   17,795
   Stockholders' equity                              $  291,140  $  289,700  $  147,680  $  123,625  $   99,263
   Shares outstanding /(2) (3)/                          15,893      14,406      13,278      12,752      11,384
   Tangible book value per common
       share /(1) (2) (3)/                           $    17.88  $    17.82  $     8.88  $     7.34  $     6.36
   Ratio of earnings to fixed charges /(5)/                 1.8         1.5         1.4         1.4         1.4


/(1)/ For purposes of calculating tangible book value per share, stockholders' equity is adjusted to consider goodwill of $6,958 at June 30, 2000, $7,244 at June 25, 1999, $7,558 at June 26, 1998, $8,002 at June 27, 1997
       and $2,976 at June 28, 1996, and shares outstanding are adjusted to reflect stock dividends declared in subsequent fiscal years of 1,441 shares at June 25, 1999, 2,503 shares at June 26, 1998, 3,007 shares at June 27, 1997 and 3,752 shares at June 28, 1996.
/(2)/ Adjusted to reflect a ten percent stock dividend effective October 1, 1997, a five percent dividend effective August 3, 1998, a ten percent stock dividend effective August 2, 1999 and a ten percent dividend declared May 4, 2000, payable August 1, 2000 to shareholders of record as of July 15, 2000.
/(3)/ Adjusted for the issuance of 2,600 shares of the Company's common stock for the acquisition of ASBI.
/(4)/ Fiscal years 1998, 1997 and 1996 were adjusted to reflect the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share."
/(5)/ For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before the provision for income taxes and fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor.
/(6)/ Adjusted to reflect the acquisition of ASBI, accounted for as a pooling-of-interests.
/(7)/ Includes subordinated notes and Federal Home Loan Bank advances with maturities in excess of one year.

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

GENERAL
The Company is primarily engaged in securities execution and clearance, securities brokerage, investment banking, securities lending and borrowing and trading as a principal in equity and fixed income securities. The Company also engages in full-service banking and asset management activities. All of these activities are highly competitive and are sensitive to many factors outside the control of the Company, including volatility of securities prices and interest rates; trading volume of securities; economic conditions in the regions where the Company does business; income tax legislation; and demand for financial services. While revenues are dependent upon the level of trading and underwriting volume, which may fluctuate significantly, a large portion of the Company's expenses remain fixed. Consequently, net earnings can vary significantly from period to period.

RESULTS OF OPERATIONS
Net income for the fiscal years ended June 30, 2000 and June 25, 1999 totaled $94,234,000 and $38,441,000, respectively, representing increases over comparable prior year periods of $55,793,000, or 145%, and $7,418,000, or 24%, respectively.

Included in net gains on principal transactions in fiscal 2000 is a gain totaling $72,917,000 from the sale of approximately 1,526,000 shares of Knight Trading Group, Inc. (formerly Knight/Trimark Group, Inc.) ("Knight") common stock. Proceeds from these sales were added to the working capital of the Company and will be used for general corporate purposes. Additional shares of Knight stock were sold to fund the advertising commitment of Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line investing subsidiary, are discussed below in Net Gains on Principal Transactions.

Excluding the sale of the Knight shares discussed above (tax effected), net income for fiscal 2000 totaled $48,193,000, representing an increase of $9,752,000, or 25%, over fiscal 1999. For the past three years, the equity markets have experienced an unprecedented rise, spurring record levels of transaction volume and capital market activity. These conditions have led to record results in many sectors of the financial services industry, including most of the Company's primary lines of business. These industry factors, coupled with the Company's effort to grow into new areas of the industry, have allowed the Company to reach earnings records.

On April 28, 2000, the Company consummated its acquisition of ASBI Holdings, Inc. ("ASBI"), parent company of First Savings Bank, FSB ("FSB"). The acquisition was accounted for under the pooling-of-interests method of accounting, and, as a result, all financial information has been restated for all periods prior to the combination. On May 15, 2000, ASBI merged with the Parent, with the Parent being the surviving entity and making FSB and its subsidiaries (hereafter collectively the "Bank") a wholly owned subsidiary of the Parent. The Bank contributed $13,050,000, $12,222,000 and $10,393,000 to net income in fiscal 2000, 1999 and 1998, respectively.

The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):


                                                                  2000 vs. 1999                1999 vs. 1998
                                                               Amount      Percent          Amount       Percent
                                                            -----------------------------------------------------
  Net revenues:
       Net revenues from clearing operations                $   21,115        53%         $  13,511        51%
       Commissions                                               8,676        13%             5,647        10%
       Net interest                                             22,264        34%             5,647         9%
       Investment banking, advisory and
          administrative fees                                      584         2%             1,300         4%
       Net gains on principal transactions                      95,773       230%            29,113       231%
       Other                                                     3,039        18%              (989)       (6%)
                                                            ----------                    ---------
                                                               151,451        58%            54,229        26%
                                                            ----------                    ---------

  Operating expenses:
       Commissions and other employee
          compensation                                          32,306        25%            33,559        35%
       Occupancy, equipment and computer
          service costs                                          5,657        26%             3,885        21%
       Communications                                            3,028        22%             1,229        10%
       Floor brokerage and clearing
          organization charges                                   2,280        37%             1,005        20%
       Advertising and promotional                               9,945       197%               643        15%
       Other                                                    13,710        48%             3,000        12%
                                                            ----------                    ---------
                                                                66,926        32%            43,321        27%
                                                            ----------                    ---------
            Income before income taxes and minority
             interest in consolidated subsidaries           $   84,525       158%         $  10,908        26%
                                                            ==========                    =========

Net Revenues from Clearing Operations. Net revenues from clearing increased $21,115,000, or 53%, from 1999 to 2000, as a result of an increase in transaction volumes. Total transactions processed in fiscal 2000 increased 166% to approximately 59.6 million from approximately 22.4 million in fiscal 1999. This increase is due to high trading volumes in the securities markets over the past twelve months. The rate of increase in transactions processed has outpaced the increase in revenues from clearing, because, in recent years, the Company has increased the number of high-volume trading Correspondents in its customer base, and a substantial portion of the increase in transactions processed were related to these Correspondents. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. As transaction volumes increase, revenue per clearing transaction tends to decrease as Correspondents take advantage of volume discounts. One such high-volume clearing customer, Archipelago ECN, transitioned its business to another clearing firm during the third quarter of fiscal 2000. Archipelago's business accounted for less than five percent of the Company's revenues, but represented 32% of the Company's transaction volume in fiscal 2000.

Net revenues from clearing increased $13,511,000, or 51%, from 1998 to 1999, as a result of an increase in transaction volumes. Total transactions processed in fiscal 1999 increased 229% to approximately 22.4 million from approximately 6.8 million in fiscal 1998. Turbulent market conditions during the first six months of fiscal 1999 and high trading volumes in the Internet and technology sectors lead to heavy trading volume in securities markets. As mentioned above, the rate of increase in transactions processed has outpaced the increase in revenues from clearing due to the number of high-volume trading Correspondents in its customer base who use relatively low levels of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule.

Commissions. Commissions from the Company's client transactions increased $8,676,000, an increase of 13% when compared with revenues in fiscal 1999. This increase is primarily attributable to an increase in production from the SWS Financial Services, Inc. ("SWSFS") independent contractor network, as well as from the Company's retail brokerage network, which includes private client group and fixed income representatives. Commission revenue by type of representative is as follows (dollars in thousands):


                                   June 30, 2000          June 25, 1999         June 26, 1998
                                 Commission    No. of    Commission  No. of    Commission  No. of
                                  Revenue      Reps       Revenue    Reps       Revenue    Reps
                               -------------------------------------------------------------------
Southwest retail                   $34,503      114       $32,674     120       $29,743     118
Independent contractors             29,036      550        25,734     710        24,828     697
Other                               10,185                  6,640                 4,830
                                 ---------             ----------            ----------
                                   $73,724                $65,048               $59,401
                                 =========             ==========            ==========


Also contributing to the increase were increased commissions from Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line brokerage subsidiary. Commissions at MDB increased approximately 176% over the prior year. The number of MDB on-line accounts increased to 29,178 at June 30, 2000 from 8,726 at June 25, 1999, an increase of 234%.

In fiscal 1999, commissions from the Company's client transactions increased $5,647,000, an increase of 10% when compared with revenues in fiscal 1998. This increase is primarily attributable to an increase in fixed income sales, as well as an increase in the number of brokers in the SWSFS's independent contractor network. Fixed income sales increased 46% over the prior fiscal year. The number of independent contractor sales representatives increased to 710 at June 25, 1999 from 697 at June 26, 1998. Also contributing to the increase were increased commissions from MDB, which began offering on-line trading in the third quarter of fiscal 1998. Commissions at MDB increased approximately 193% over the prior year. The number of MDB on-line accounts increased approximately 393% from June 26, 1998 to June 25, 1999.


Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rate it earns on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank's depositors on interest-bearing accounts. The components of interest earnings are as follows (in thousands):


                                                June 30, 2000      June 25, 1999    June 26, 1998
                                               ---------------------------------------------------
Interest revenue:
  Customer margin accounts                      $     76,476       $     47,865     $    39,662
  Assets segregated for regulatory purposes           11,958             11,511           9,806
  Stock borrowed                                     133,009             80,688          83,332
  Loans                                               35,054             30,333          29,620
  Other                                                9,167              7,713          11,044
                                                ------------       ------------     -----------
                                                     265,664            178,110         173,464
                                                ------------       ------------     -----------
Interest expense:
  Customer funds on deposit                           44,069             31,870          27,723
  Stock loaned                                       113,166             65,868          67,956
  Deposits                                            12,022             12,359          12,117
  Federal Home Loan Bank advances                      1,391                484             974
  Other                                                7,436              2,213           5,025
                                                ------------       ------------     -----------
                                                     178,084            112,794         113,795
                                                ------------       ------------     -----------
           Net interest                         $     87,580       $     65,316     $    59,669
                                                ============       ============     ===========

For the year ended June 30, 2000, net interest income accounted for 21% of the Company's net revenue versus 25% in the fiscal 1999 and 29% in fiscal 1998. Net interest revenue generated by the Bank accounted for 5% of net revenue in 2000, 7% in 1999 and 8% in 1998. Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the past two fiscal years. Net interest revenue generated from securities lending activities has increased relative to average balances borrowed and loaned in the current fiscal year versus the prior two fiscal years. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

Average balances on interest-earning assets and interest-bearing liabilities are as follows (in thousands):

                                                            Fiscal Years Ended
                                             June 30, 2000    June 25, 1999    June 26, 1998
                                             -----------------------------------------------
Average interest-earning assets:
 Customer margin balances                      $  867,000        $  604,000       $  477,000
 Stock borrowed                                 3,131,000         2,219,000        2,139,000
 Loans held for investment                        222,000           186,000          181,000
 Loans held for sale                               43,000            62,000           52,000

Average interest-bearing liabilities:
 Customer funds on deposit                        852,000           699,000          544,000
 Stock loaned                                   3,125,000         2,189,000        2,113,000
 Certificates of deposit                          204,000           215,000          198,000
 NOW, money markets and savings                    14,000            12,000            8,000
 Federal Home Loan Bank advances                   22,000            10,000           16,000


Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and competitive factors. Spreads on securities lending transactions are influenced by the types of securities borrowed or
loaned, market conditions and counter-party risk.   Interest rate trends,
changes in the economy and the scheduled maturities and interest rate sensitivity of the investment and loan portfolios and deposits affect the spreads earned by the Bank.

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenues derived from the underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds, as well as revenue generated by the Asset Management Group. Investment banking, advisory and administrative fees in total remained relatively static in fiscal 2000 over fiscal 1999. Increases in fees from investment advisory services were offset by decreases in the municipal and corporate finance businesses. Advisory fees earned on investment management increased as assets under management ("AUM") in total averaged $4 billion for the fiscal year ended June 30, 2000, an increase of 14% over the prior year average AUM. Assets under management by Asset Management Group subsidiaries are as follows (in thousands):

                                        June 30, 2000    June 25, 1999   June 26, 1998
                                        ----------------------------------------------
   Westwood Group                       $  3,000,000     $  2,400,000    $  2,080,000
   SW Capital Corporation (LOGIC)          1,427,000        1,132,000       1,084,000
                                        ------------     ------------    ------------
           Total AUM                    $  4,427,000     $  3,532,000    $  3,164,000
                                        ============     ============    ============


Investment banking, advisory and administrative fees increased in fiscal 1999 when compared to fiscal 1998 due to increases in fees from investment advisory services, which were partially offset by decreases in corporate and municipal finance fees. Advisory fees earned on investment management increased as AUM increased during fiscal 1999. The number and offering amount of senior and co-managed municipal finance offerings in which the Company participated decreased 14% and 6%, respectively, over the prior year.

Net Gains on Principal Transactions. For the fiscal year ended June 30, 2000, $10.7 million of net gains on principal transactions represents net gains realized on the sale of approximately 271,000 shares of Knight common stock to fund MDB's advertising commitments (see Advertising and Promotional below). Excluding these gains, as well as the previously mentioned $72.9 million gain on the sale of 1.5 million shares of Knight stock, net gains on principal transactions were $53.9 million for the fiscal year ended June 30, 2000. Net gains exclusive of the sales of Knight stock, increased $12.2 million, or 29%, over the prior fiscal year. These results are attributed to an improvement in the trading environment in the equity markets in fiscal 2000 and to the expansion of the equity trading area. The number of traders employed in this
area increased to 22 at June 30, 2000.   Coverage from market making activities
increased to 635 over-the-counter securities and 368 exchange-listed securities, or increases of 17% and 503%, respectively, from the same time last year. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

During the fiscal year ended June 25, 1999, net gains on principal transactions experienced significant growth, increasing 231% to $41,689,000 over the prior year. This growth is due to the expansion of the Company's equity trading area. The number of market makers employed in this area has increased to 20 at June 25, 1999 from 15 at June 26, 1998, while coverage from market making activities has increased to 544 over-the-counter securities and 61 exchange-listed securities in which the Company makes a market.

Other Income. Other income in fiscal 2000 consists primarily of other fee income related to the clearing business floor brokerage activities and non-interest income from the Bank. The increase in fee income is primarily related to increases in clearing volumes.

Other income in fiscal 1999 decreased due to non-recurring revenue recorded in fiscal 1998. The Parent owned a minority interest in Roundtable Partners, LLC ("Roundtable"), the predecessor of Knight, which filed an S-1 registration statement with the U.S. Securities and Exchange Commission on May 1, 1998 for an initial public offering of stock. In accordance with the terms of the limited partnership agreement, prior to the offering, previously undistributed earnings of Roundtable, approximately $3.7 million, were distributed to the Parent in fiscal 1998.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the fiscal year ended June 30, 2000, commissions and other employee compensation expense increased over the same periods in the prior year due to (1) increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues; (2) increased production from the SWSFS independent contractor network; and (3) the addition of 72 full-time employees, primarily at MDB and the Bank and in the information systems area. The number of full-time employees increased to 1,057 at June 30, 2000 compared to 985 at June 25, 1999. Included are 75 employees of the Bank at June 30, 2000 and 57 employees of the Bank at June 25, 1999.

During the fiscal year ended June 25, 1999, commissions and other employee compensation expense increased over the same periods in the prior year principally as a result of (1) increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues; (2) increased headcount among the independent contractor network; and (3) the addition of 149 full-time employees. The number of full-time employees increased to 985 at June 25, 1999 compared to 836 at June 26, 1998, as adjusted for employees of the Bank. Approximately 57% of the increased employee count relates to those employed in the information technology area.

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased in fiscal 2000 and 1999 as the Company continued to increase the resources allocated to the implementation of its new brokerage software, Comprehensive Software Systems, Ltd. ("CSS"). In fiscal 1999, these costs also increased due to the redesign of the Company's customer statements.

Communications. In fiscal 2000, communications expense increased primarily due to increased quotations expense due to the expansion of the equity trading area, as well as the growth of MDB. Communications expense increased 10% in fiscal years 1999 over 1998, due to expanded computer networking, as well as the expansion of the equity trading area.

Floor Brokerage and Clearing Organization Charges. In fiscal 2000, floor brokerage and clearing organization charges increased due to higher volume in the institutional trading area.

Advertising and Promotional. Advertising and promotional expenses increased primarily due to the national advertising campaign launched by MDB in the first quarter of fiscal 2000. The Company announced in August 1999 that it had commenced a three and a half year, $40 million advertising campaign for MDB that would be funded by selling Knight stock. The Company sold shares of Knight common stock to fund the advertising commitment for fiscal 2000 for a gain of $10.7 million.

Other Expense. Other expense increased due to additional contract labor, consulting costs and costs associated with the Company's implementation of the CSS system in both fiscal 2000 and 1999.

FINANCIAL CONDITION
The Parent's investment in Knight is classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as other comprehensive income as a part of stockholders' equity on the consolidated statements of financial condition in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2000, the Parent owned approximately
1.6 million shares of Knight.

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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At June 30, 2000, the amount outstanding under these secured arrangements was $46,300,000 which was collateralized by securities held for firm accounts valued at $48,046,000 and $3,500,000 which was collateralized by securities held for non customer accounts valued at $48,599,000. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of the Company.

In addition to the broker loan lines, the Company also has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at June 30, 2000 under this unsecured line of credit.

On June 16, 1999, the Company issued $50 million of 5% Exchangeable Subordinated Notes (the "Notes") due June 30, 2004. In July 1999, the Company issued an additional $7.5 million of the Notes as the underwriters exercised their over-allotment option. At maturity, the principal of the notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, which are in the form of DARTS(SM) (or, "Derivative Adjustable Ratio Securities(SM)"), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note's maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Note's issue price and 20% greater than the issue price, the exchange rate will be determined by a formula.

FSB's asset and liability management policy is intended to manage interest rate risk. FSB accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing "gap" data.

Liquidity is monitored daily to ensure the ability to support asset growth, meet deposit withdrawals, lending needs, maintain reserve requirements, and otherwise sustain operations. FSB's liquidity is maintained in the form of readily marketable loans, balances with the Federal Home Loan Bank ("FHLB"), vault cash, and advances from the FHLB. In addition, FSB has significant borrowing capacity with the FHLB for the purpose of purchasing short-term funds should additional liquidity be needed. Management believes that FSB's present position is adequate to meet its current and future liquidity needs.

Net cash used in operating activities during the fiscal year ended June 30, 2000 was $148,916,000. The use of cash was due to the increase in securities owned, assets segregated for regulatory purposes and loans and was adequately financed by increased short-term borrowings, customer funds on deposit and the deposits at FSB.

The Company's broker/dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission relating to liquidity, capital standards and the use of client funds and securities. The Company has historically operated in excess of the minimum net capital requirements. The Company's banking subsidiary is also subject to extensive capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. FSB has historically met all the capital adequacy requirements to which it is subject.

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

Interest Rate Risk. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. The Company does not maintain material positions in interest-rate-sensitive financial instruments. The Company's fixed income activities also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer's credit rating or credit perception could affect the value of financial instruments. At FSB, interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a timeframe different from that of the supporting interest-bearing liability.

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

Managing Risk Exposure. The Company manages risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are well established and monitored on an ongoing basis. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. FSB seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as "gap", by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. The Company monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

Market Risk Analysis. The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at June 30, 2000 will not have a material adverse effect on the consolidated financial position or operating results of the Company.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivatives to be recognized in the consolidated statements of financial condition at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivative is not effective as a hedge. This statement will apply to the Company's 5% Exchangeable Subordinated Notes and the Company's underlying investment in Knight common stock as a fair value hedge defined under SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and should be applied prospectively. However, the FASB has subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which postpones initial application until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001. Management estimates that as of July 1, 2000, the Company will recognize a net transition loss of approximately $2 million ($1.4 million, net of tax), which includes, as a fair value hedge, gains on the change in the value of the underlying derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income. The final impact on the consolidated financial statements will depend on a variety of factors, including future interpretive guidance from the FASB.

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" which amends and supercedes certain provisions of SFAS No. 133. Management has determined that SFAS No. 138 has no material impact on the Company.

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

(b)                   QUARTERLY FINANCIAL INFORMATION /(4)/
                    (In thousands, except per share amounts)


2000                                                       1st Qtr.    2nd Qtr.     3rd Qtr.     4th Qtr.
                                                         -------------------------------------------------
Revenues                                                    $94,239     $134,366     $215,896     $144,585
Income before income taxes and minority interest in
 consolidated subsidiaries                                  $ 7,707     $ 28,272     $ 84,213     $ 17,713
Net income                                                  $ 6,153     $ 19,290     $ 55,686     $ 13,105
Earnings per share - basic /(2) (3)/                        $   .39     $   1.22     $   3.51     $    .83
Earnings per share - diluted /(2) (3)/                      $   .38     $   1.21     $   3.48     $    .82
Cash dividend declared per common share /(2)/               $  .073     $   .073     $   .073     $   .073
Stock Price Range /(2)/
     High                                                   $ 59.15     $  31.36     $  44.55     $  40.11
     Low                                                    $ 21.82     $  16.82     $  22.78     $  24.55

1999                                                       1st Qtr.    2nd Qtr.     3rd Qtr.     4th Qtr.
                                                         -------------------------------------------------
Revenues                                                    $82,216     $ 87,168     $ 98,598     $104,363
Income before income taxes and minority interest in
 consolidated subsidiaries                                  $10,193     $ 12,420     $ 14,747     $ 16,020
Net income                                                  $ 7,466     $  9,113     $ 10,341     $ 11,521
Earnings per share - basic /(1) (2) (3)/                    $   .47     $    .58     $    .65     $    .73
Earnings per share - diluted /(1) (2) (3)/                  $   .47     $    .58     $    .65     $    .72
Cash dividend declared per common share /(1) (2)/           $  .057     $   .057     $   .057     $   .057
Stock Price Range /(1) (2)/
     High                                                   $ 20.82     $  20.66     $  33.63     $  69.42
     Low                                                    $ 13.38     $  13.13     $  17.41     $  23.35


/(1)/ Adjusted to reflect a ten percent stock dividend which was effective August 2, 1999.
/(2)/ Adjusted to reflect a ten percent stock dividend declared May 4, 2000, payable on August 1, 2000 to shareholders of record on July 15, 2000.
/(3)/ Adjusted for the issuance of 2,600 shares of the Company's common stock for the acquisition of ASBI.
/(4)/ Adjusted to reflect the acquisition of ASBI, accounted for as a pooling-of-interests.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I, Item 1 of this report.

The information under the heading "Proposal One - Election of Directors" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

Item 11.  Executive Compensation

The information under the subheading "Executive Compensation" under the heading "Management" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a
(6)(c) within 120 days after our fiscal year end is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information under the subheading "Stock Ownership of Principal Owners and Management" under the heading "Management" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information under the heading "Proposal One - Election of Directors" and under the heading "Management" in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.


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

  3. The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 14(d):

             Exhibit Number
             --------------
                  2.1 Agreement and Plan of Reorganization dated as of August 10, 1999 between the Registrant and ASBI Holdings, Inc. incorporated by reference to the Registrant's Annual Report on Form 10-K filed September 23, 1999
                  3.1 Certificate of Incorporation of the Registrant incorporated by reference to the Registrant's Registration Statement No. 33-42338 filed August 21, 1991
                  3.2 By-laws of the Registrant incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement No. 33-42338 filed October 7, 1991

             Exhibit Number
             --------------
                   3.3        Certificate of Amendment of Certificate of
                              Incorporation incorporated by reference to the
                              Registrant's Annual Report on Form 10-K filed
                              September 25, 1997
                  10.1        Deferred Compensation Plan incorporated by
                              reference to the Registrant's Annual Report on
                              Form 10-K filed September 23, 1999
                  10.2        Employee Stock Purchase Plan incorporated by
                              reference to the Registrant's Registration
                              Statement on Form S-8, filed November 10, 1994
                              (Registration No. 33 -86234)
                  10.3        Stock Option Plan incorporated by reference to the
                              Registrant's Proxy Statement filed September 24,
                              1996
                  10.4        Phantom Stock Plan incorporated by reference to
                              the Registrant's Proxy Statement filed September
                              24, 1996
                  10.5        1997 Stock Option Plan incorporated by reference
                              to the Registrant's Annual Report on Form 10-K
                              filed September 24, 1998
                  10.6        Stock Purchase Plan (Restated) incorporated by
                              reference to the Registrant's Quarterly Report on
                              Form 10-Q filed February 16, 1999
                  10.7        Deferred Compensation Plan filed April 7, 2000
                  10.8        Stock Purchase Plan (Restated) post-effective
                              amendment filed April 7, 2000
                  12          Computation of Ratio of Earnings to Fixed Charges*
                  23          Consent of KPMG LLP*
                  27.1        Financial Data Schedule*
                  27.2        Restated Financial Data Schedule*
                  27.3        Restated Financial Data Schedule*
                  27.4        Restated Financial Data Schedule*
                  99          Press Release dated April 28, 2000 filed as an
                              exhibit to Current Report on Form 8-K filed on May
                              12, 2000

  * Filed herewith

(b)    Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K on May 12, 2000. Item 5 of the referenced Report refers to the Registrant's press release dated April 28, 2000 announcing the consummation of the acquisition of ASBI Holdings, Inc. ("ASBI") and the issuance of 2.6 million shares of the Registrant's common stock to acquire ASBI. No financial statements were filed with the Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Southwest Securities Group, Inc.
                                     -----------------------------------------
                                                   (Registrant)



September 28, 2000                        /S/ David Glatstein
------------------                   -----------------------------------------
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


September 28, 2000                        /S/ Don A. Buchholz
------------------                   -----------------------------------------
  (Date)                                  (Signature)
                                          Don A. Buchholz
                                          Chairman of the Board


September 28, 2000                        /S/ David Glatstein
------------------                   -----------------------------------------
  (Date)                                  (Signature)
                                          David Glatstein
                                          Director and Chief Executive Officer
                                          (Principal Executive Officer)


September 28, 2000                        /S/ Stacy M. Hodges
------------------                   ----------------------------------------
  (Date)                                  (Signature)
                                          Stacy M. Hodges
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)


September 28, 2000                        /S/ Laura Leventhal
------------------                   ----------------------------------------
  (Date)                                  (Signature)
                                          Laura Leventhal
                                          Controller
                                          (Principal Accounting Officer)


September 28, 2000
------------------                   -----------------------------------------
  (Date)                                  (Signature)
                                          Brodie L. Cobb
                                          Director


September 28, 2000                        /S/ J. Jan Collmer
------------------                   -----------------------------------------
  (Date)                                  (Signature)
                                          J. Jan Collmer
                                          Director

September 28, 2000
------------------                   -----------------------------------------
  (Date)                                   (Signature)
                                           Robert F. Gartland
                                           Director


September 28, 2000
------------------                   -----------------------------------------
  (Date)                                  (Signature)
                                          R. Jan LeCroy
                                          Director


September 28, 2000                        /S/ Frederick R. Meyer
------------------                   -----------------------------------------
  (Date)                                  (Signature)
                                          Frederick R. Meyer
                                          Director


September 28, 2000                        /S/ Jon L. Mosle, Jr.
------------------                   -----------------------------------------
  (Date)                                  (Signature)
                                          Jon L. Mosle, Jr.
                                          Director

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                     PAGE(S)

Consolidated Statements of Financial Condition                              F-2
   as of June 30, 2000 and June 25, 1999

Consolidated Statements of Income and Comprehensive Income                  F-3
   for the years ended June 30, 2000, June 25, 1999 and June 26, 1998

Consolidated Statements of Stockholders' Equity                             F-4
   for the years ended June 30, 2000, June 25, 1999 and June 26, 1998

Consolidated Statements of Cash Flows                                       F-5
   for the years ended June 30, 2000, June 25, 1999 and June 26, 1998

Notes to Consolidated Financial Statements                               F-6-24

Independent Auditors' Report                                               F-25

               Southwest Securities Group, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        June 30, 2000 and June 25, 1999
              (in thousands, except par values and share amounts)


                                                                                                   2000           1999
                                                                                            -------------     -----------
                                             Assets
Cash                                                                                           $   72,479      $   23,267
Assets segregated for regulatory purposes                                                         393,697         225,736
Marketable equity securities available for sale                                                    46,283         172,928
Receivable from brokers, dealers and clearing organizations                                     3,405,209       3,088,005
Receivable from clients, net                                                                      784,434         679,652
Loans held for sale, net                                                                           77,936          32,763
Loans, net                                                                                        247,958         210,106
Securities owned, at market value                                                                 123,107          74,486
Other assets                                                                                       77,932          52,221
                                                                                            -------------     -----------
                                                                                               $5,229,035      $4,559,164
                                                                                            =============     ===========

                              Liabilities and Stockholders' Equity
Short-term borrowings                                                                          $   49,800      $    2,700
Payable to brokers, dealers and clearing organizations                                          3,388,679       3,000,096
Payable to clients                                                                                986,749         812,559
Deposits                                                                                          265,804         229,287
Securities sold, not yet purchased, at market value                                                25,279          24,350
Drafts payable                                                                                     30,089          37,013
Advances from Federal Home Loan Bank                                                               42,868           4,430
Other liabilities                                                                                  90,080         108,400
Exchangeable subordinated notes                                                                    57,500          50,000
                                                                                            -------------     -----------
                                                                                                4,936,848       4,268,835

Minority interest in consolidated subsidiaries                                                      1,047             629

Stockholders' equity:
   Preferred stock of $1.00 par value.  Authorized 100,000 shares;
       none issued                                                                                     --              --
   Common stock of $.10 par value.  Authorized 60,000,000 shares, issued 15,910,152 and outstanding 15,892,516 shares
        in 2000; authorized 20,000,000 shares, issued and
        outstanding 14,405,914 shares in 1999                                                       1,591           1,440
   Additional paid-in capital                                                                     215,620         127,284
   Retained earnings                                                                               43,809          49,046
   Accumulated other comprehensive income - unrealized
        holding gain, net of tax of $16,129 in 2000 and $60,374 in 1999                            30,198         112,123
   Receivable from employees under the Employee Stock
        Purchase Plan                                                                                  --              (7)
   Deferred compensation, net                                                                         634            (186)
   Treasury stock (17,636 shares, at cost, in 2000)                                                  (712)             --
                                                                                            -------------     -----------
        Total stockholders' equity                                                                291,140         289,700
Commitments and contingencies
                                                                                            -------------     -----------
                                                                                               $5,229,035      $4,559,164
                                                                                            =============     ===========

 See accompanying Notes to Consolidated Financial Statements.

               Southwest Securities Group, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Years ended June 30, 2000, June 25, 1999 and June 26, 1998
               (in thousands, except share and per share amounts)


                                                                                 2000            1999            1998
                                                                            -------------   ------------    -----------
Net revenues from clearing operations                                       $    61,233     $    40,118     $    26,607
Commissions                                                                      73,724          65,048          59,401
Interest                                                                        265,664         178,110         173,464
Investment banking, advisory and administrative fees                             31,335          30,751          29,451
Net gains on principal transactions (including net gains on
  the sale of Knight Trading Group, Inc. ("Knight") common
  stock of $83,570 in 2000)                                                     137,462          41,689          12,576
Other                                                                            19,668          16,629          17,618
                                                                            -----------    ------------     -----------
                                                                                589,086         372,345         319,117
                                                                            -----------    ------------     -----------

Commissions and other employee compensation                                     162,574         130,268          96,709
Interest                                                                        178,084         112,794         113,795
Occupancy, equipment and computer service costs                                  27,813          22,156          18,271
Communications                                                                   16,766          13,738          12,509
Floor brokerage and clearing organization charges                                 8,409           6,129           5,124
Advertising and promotional                                                      14,988           5,043           4,400
Other                                                                            42,547          28,837          25,837
                                                                            -----------    ------------     -----------
                                                                                451,181         318,965         276,645
                                                                            -----------    ------------     -----------

Income before income taxes and minority interest in
  consolidated subsidiaries                                                     137,905          53,380          42,472
Income taxes                                                                     42,878          14,412          11,323
                                                                            -----------    ------------     -----------
Income before minority interest in consolidated subsidiaries                     95,027          38,968          31,149
Minority interest in consolidated subsidiaries                                     (793)           (527)           (126)
                                                                            -----------    ------------     -----------
Net income                                                                       94,234          38,441          31,023

Other comprehensive income (loss):
    Holding gain (loss) arising during period, net of tax
       of $14,995 in 2000 and $60,374 in 1999                                   (27,605)        112,123              --
    Reclassification adjustment for gains realized in net income on the
     sale of Knight common stock, net of tax of $29,250                         (54,320)             --              --
                                                                            -----------    ------------     -----------
Net gain (loss) recognized in other comprehensive income                        (81,925)        112,123              --
                                                                            -----------    ------------     -----------
Comprehensive income                                                        $    12,309     $   150,564     $    31,023
                                                                            ===========    ============     ===========
Earnings per share - basic                                                  $      5.94     $      2.43     $      1.97
                                                                            ===========    ============     ===========
Earnings per share - diluted                                                $      5.89     $      2.42     $      1.96
                                                                            ===========    ============     ===========

Weighted average shares outstanding - basic                                  15,860,580      15,803,003      15,777,539
                                                                            ===========    ============      ==========
Weighted average shares outstanding - diluted                                16,003,414      15,882,583      15,799,953
                                                                            ===========    ============      ==========

Pro forma tax of Subchapter S corporation:

Net income                                                                  $    94,234     $    38,441     $    31,023
Adjustment for pro forma tax of Subchapter S corporation                          3,670           4,257           3,640
                                                                            -----------    ------------     -----------
Pro forma net income, tax effected                                          $    90,564     $    34,184     $    27,383
                                                                            ===========    ============     ===========

Pro forma earnings per share - basic                                        $      5.71     $      2.16     $      1.74
                                                                            ===========    ============     ===========
Pro forma earnings per share - diluted                                      $      5.66     $      2.15     $      1.73
                                                                            ===========    ============     ===========

         See accompanying Notes to Consolidated Financial Statements.

               Southwest Securities Group, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          Years ended June 30, 2000, June 25, 1999 and June 26, 1998
              (In thousands, except share and per share amounts)






                                                                                                 Additional
                                                                             Common Stock         paid-in        Retained
                                                                        Shares          Amount     capital       earnings
                                                                       ----------------------------------------------------
Balance at June 27, 1997                                                   12,761,588    $1,276    $ 56,144       $ 66,416
Net income                                                                         --        --          --         31,023
Cash dividends:
   $.19 per share                                                                  --        --          --         (2,441)
   Pooled company                                                                  --        --          --         (4,877)
Exercise of stock options                                                      16,000         2         498           (275)
Stock dividend on exercised options                                             1,600        --          38            (38)
Adjustment for fractional shares on stock dividend declared on August
 28, 1997                                                                         (36)       --          --             --
Stock dividend declared on May 22, 1998                                       508,420        51      12,787        (12,838)
Proceeds from employees for Employee Stock Purchase Plan                           --        --          --             --
                                                                       ----------------------------------------------------
Balance at June 26, 1998                                                   13,287,572     1,329      69,467         76,970
Net income                                                                         --        --          --         38,441
Unrealized holding gain, net of tax of $60,374                                     --        --          --             --
Cash dividends:
   $.23 per share                                                                  --        --          --         (2,997)
   Pooled company                                                                  --        --          --         (7,020)
Exercise of stock options                                                      36,465         3       2,391         (1,285)
Stock dividend declared on May 6, 1999                                      1,073,266       107      54,956        (55,063)
Proceeds from employees for Employee Stock Purchase Plan                           --        --          --             --
Reissuance of treasury stock for Stock Purchase Plan                               --        --         101             --
Issuance of common stock and amortization of deferred compensation
 expense for Stock Purchase Plan                                                8,611         1         369             --
                                                                       ----------------------------------------------------
Balance at June 25, 1999                                                   14,405,914     1,440     127,284         49,046
Net income                                                                         --        --          --         94,234
Unrealized holding gain, net of tax of $14,995                                     --        --          --             --
Reclassification adjustment for gains realized in net income on the
 sale of Knight common stock, net of tax $29,250                                   --        --          --             --
Adjustments to retained earnings to conform fiscal year end of pooled company:
   Decrease retained earnings for income of pooled company                         --        --          --         (3,660)
   Increase retained earnings for dividends of pooled company                      --        --          --          1,850
Capitalization of undistributed earnings of pooled company - a
 Subchapter S corporation                                                          --        --      28,916        (28,916)
Cash dividends:
   $.29 per share                                                                  --        --          --         (4,008)
   Pooled company                                                                  --        --          --         (6,577)
Exercise of stock options                                                      39,290         4       1,041           (364)
Stock dividend declared on May 4, 2000                                      1,446,377       145      57,620        (57,765)
Adjustment for fractional shares on stock dividend declared on
 May 6, 1999                                                                      452        --          31            (31)
Proceeds from employees for Employee Stock Purchase Plan                           --        --          --             --
Issuance of common stock and amortization of deferred compensation
 expense for Stock Purchase Plan                                               18,576         2         728             --
Deferred compensation plan, net                                                  (457)       --          --             --
                                                                       ----------------------------------------------------
Balance at June 30, 2000                                                   15,910,152    $1,591    $215,620       $ 43,809
                                                                       ====================================================

                                                                                         Receivable
                                                                                            from
                                                                                          employees
                                                                                            under
                                                                           Accumulated     Employee
                                                                              other          Stock      Deferred
                                                                           comprehensive   Purchase   compensation,
                                                                              income         Plan         net
                                                                       ---------------------------------------------
Balance at June 27, 1997                                                  $     --           $(137)      $  --
Net income                                                                      --              --          --
Cash dividends:
   $.19 per share                                                               --              --          --
   Pooled company                                                               --              --          --
Exercise of stock options                                                       --              --          --
Stock dividend on exercised options                                             --              --          --
Adjustment for fractional shares on stock dividend declared on August
 28, 1997                                                                       --              --          --
Stock dividend declared on May 22, 1998                                         --              --          --
Proceeds from employees for Employee Stock Purchase Plan                        --             125          --
                                                                       ---------------------------------------------
Balance at June 26, 1998                                                        --             (12)         --
Net income                                                                      --              --          --
Unrealized holding gain, net of tax of $60,374                             112,123              --          --
Cash dividends:
   $.23 per share                                                               --              --          --
   Pooled company                                                               --              --          --
Exercise of stock options                                                       --              --          --
Stock dividend declared on May 6, 1999                                          --              --          --
Proceeds from employees for Employee Stock Purchase Plan                        --               5          --
Reissuance of treasury stock for Stock Purchase Plan                            --              --          --
Issuance of common stock and amortization of deferred compensation
 expense for Stock Purchase Plan                                                --              --        (186)
                                                                       ---------------------------------------------
Balance at June 25, 1999                                                   112,123              (7)       (186)
Net income                                                                      --              --          --
Unrealized holding gain, net of tax of $14,995                             (27,605)             --          --
Reclassification adjustment for gains realized in net income on the
 sale of Knight common stock, net of tax $29,250                           (54,320)             --          --
Adjustments to retained earnings to conform fiscal year end of pooled company:
   Decrease retained earnings for income of pooled company                      --              --          --
   Increase retained earnings for dividends of pooled company                   --              --          --
Capitalization of undistributed earnings of pooled company - a
 Subchapter S corporation                                                       --              --          --
Cash dividends:
   $.29 per share                                                               --              --          --
   Pooled company                                                               --              --          --
Exercise of stock options                                                       --              --          --
Stock dividend declared on May 4, 2000                                          --              --          --
Adjustment for fractional shares on stock dividend declared on
 May 6, 1999                                                                    --              --          --
Proceeds from employees for Employee Stock Purchase Plan                        --               7          --
Issuance of common stock and amortization of deferred compensation
 expense for Stock Purchase Plan                                                --              --         108
Deferred compensation plan, net                                                 --              --         712
                                                                       ---------------------------------------------
Balance at June 30, 2000                                                  $ 30,198           $  --       $ 634
                                                                       =============================================
                                                                                       Treasury Stock
                                                                                   Shares        Amount     Total
                                                                                   --------------------------------
Balance at June 27, 1997                                                              (9,177)     $ (74)   $123,625
Net income                                                                                --         --      31,023
Cash dividends:
   $.19 per share                                                                         --         --      (2,441)
   Pooled company                                                                         --         --      (4,877)
Exercise of stock options                                                                 --         --         225
Stock dividend on exercised options                                                       --         --          --
Adjustment for fractional shares on stock dividend declared on August
 28, 1997                                                                                 --         --          --
Stock dividend declared on May 22, 1998                                                   --         --          --
Proceeds from employees for Employee Stock Purchase Plan                                  --         --         125
                                                                                    ---------    ------------------
Balance at June 26, 1998                                                              (9,177)       (74)    147,680

Net income                                                                                --         --      38,441
Unrealized holding gain, net of tax of $60,374                                            --         --     112,123
Cash dividends:
   $.23 per share                                                                         --         --      (2,997)
   Pooled company                                                                         --         --      (7,020)
Exercise of stock options                                                                 --         --       1,109
Stock dividend declared on May 6, 1999                                                    --         --          --
Proceeds from employees for Employee Stock Purchase Plan                                  --         --           5
Reissuance of treasury stock for Stock Purchase Plan                                   9,177         74         175
Issuance of common stock and amortization of deferred compensation
 expense for Stock Purchase Plan                                                          --         --         184
                                                                                    ---------    ------------------
Balance at June 25, 1999                                                                  --         --     289,700
Net income                                                                                --         --      94,234
Unrealized holding gain, net of tax of $14,995                                            --         --     (27,605)
Reclassification adjustment for gains realized in net income on the
 sale of Knight common stock, net of tax $29,250                                          --         --     (54,320)
Adjustments to retained earnings to conform fiscal year end of pool company:
   Decrease retained earnings for income of pooled company                                --         --      (3,660)
   Increase retained earnings for dividends of pooled company                             --         --       1,850
Capitalization of undistributed earnings of pooled company - a
 Subchapter S corporation                                                                 --         --          --
Cash dividends:
   $.29 per share                                                                         --         --      (4,008)
   Pooled company                                                                         --         --      (6,577)
Exercise of stock options                                                                 --         --         681
Stock dividend declared on May 4, 2000                                                (1,603)        --          --
Adjustment for fractional shares on stock dividend declared on
 May 6, 1999                                                                              --         --          --
Proceeds from employees for Employee Stock Purchase Plan                                  --         --           7
Issuance of common stock and amortization of deferred compensation
 expense for Stock Purchase Plan                                                          --         --         838
Deferred compensation plan, net                                                      (16,033)      (712)         --
                                                                                    -------------------------------
Balance at June 30, 2000                                                             (17,636)     $(712)   $291,140
                                                                                    ===============================

See accompanying Notes to Consolidated Financial Statements.

               Southwest Securities Group, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years ended June 30, 2000, June 25, 1999 and June 26, 1998
                                 (in thousands)

                                                                                          2000         1999          1998
                                                                                       ----------    ---------    -----------
Cash flows from operating activities:
   Net income                                                                          $  94,234     $ 38,441     $  31,023
   Adjustments to reconcile net income to net cash used in
     operating activities:
      Depreciation and amortization                                                        3,583        3,249         3,606
      Provision for doubtful accounts                                                      3,051          622         3,381
      Deferred income taxes                                                               (6,695)      (1,101)         (371)
      Deferred compensation expense                                                          914           62            --
      Gain on sale of marketable equity securities                                       (83,570)          --            --
      Net change in minority interest in consolidated subsidiaries                           368         (106)          313
      Adjustment for income and dividends of pooled company                               (1,810)          --            --
      Change in operating assets and liabilities:
        Decrease (increase) in assets segregated for regulatory purposes                (167,961)     (95,008)      221,469
        Net change in broker, dealer and clearing organization accounts                   71,379      (16,005)       70,789
        Net change in client accounts                                                     67,202       59,933      (321,983)
        Decrease (increase) in loans held for sale                                       (45,173)      42,308       (60,997)
        Increase in loans                                                                (38,697)     (26,336)      (10,306)
        Increase in securities owned                                                     (48,621)     (42,342)         (223)
        Increase in other assets                                                         (17,501)      (9,936)       (3,195)
        Increase (decrease) in drafts payable                                             (6,924)      (4,675)       10,652
        Increase (decrease) in securities sold, not yet purchased                            929       22,688        (3,640)
        Increase in other liabilities                                                     26,376        7,738        10,940
                                                                                     -----------    ---------    ----------
             Net cash used in operating activities                                      (148,916)     (20,468)      (48,542)
                                                                                     -----------    ---------    ----------

Cash flows from investing activities:
 Purchase of fixed assets                                                                 (5,222)      (5,063)       (3,972)
 Proceeds from sale of marketable equity securities                                       83,802           --            --
                                                                                     -----------    ---------    ----------
             Net cash provided by (used in) investing activities                          78,580       (5,063)       (3,972)
                                                                                     -----------    ---------    ----------

Cash flows from financing activities:
 Increase (decrease) in short-term borrowings                                             47,100        2,700        (4,000)
 Increase (decrease) in deposits                                                          36,517      (10,402)       79,334
 Increase (decrease) in advances from Federal Home Loan Bank                              38,438         (193)      (19,013)
 Proceeds from issuance of exchangeable subordinated notes                                 7,500       50,000            --
 Debt issue costs                                                                           (242)      (1,813)           --
 Payments on liabilities subordinated to claims of general creditors                          --           --        (1,400)
 Net proceeds from issuance of stock of consolidated subsidiary                               50           50            --
 Payment of cash dividends on common stock - parent                                       (4,374)      (2,856)       (1,831)
 Payment of cash dividends on common stock - pooled company                               (6,577)      (7,020)       (4,877)
 Net proceeds from exercise of stock options                                                 554          659           225
 Proceeds from employees for Employee Stock Purchase Plan                                      7            5           125
 Proceeds from employees for Stock Purchase Plan                                             575          296            --
 Proceeds related to Deferred Compensation Plan                                              712           --            --
 Purchase of treasury stock                                                                 (712)          --            --
                                                                                     -----------    ---------    ----------
             Net cash provided by financing activities                                   119,548       31,426        48,563
                                                                                     -----------    ---------    ----------

Net increase (decrease) in cash                                                           49,212        5,895        (3,951)
Cash at beginning of year                                                                 23,267       17,372        21,323
                                                                                     -----------    ---------    ----------
Cash at end of year                                                                    $  72,479     $ 23,267     $  17,372
                                                                                     ===========    =========    ==========

         See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation
The consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its consolidated subsidiaries listed below (collectively, the "Company"):

   Brokerage Group
      Southwest Securities, Inc.                          "Southwest"
      SWS Financial Services, Inc.                        "SWSFS"
      Mydiscountbroker.com, Inc.                          "MDB"
      Southwest Clearing Corporation                      "Clearing"
   Asset Management Group
      Westwood Management Corporation                     "Westwood"
      Westwood Trust                                      "Trust"
      SW Capital Corporation                              "Capital"
      Southwest Investment Advisors, Inc.                 "Advisors"
   Banking Group
      First Savings Bank, FSB                             "FSB"
       First Consumer Credit, L.L.C.                      "First Consumer"
       FSB Financial, L.L.C.                              "FSB Financial"
       FSB Development, L.L.C.                            "FSB Development"
   Other
      SWS Technologies Corporation                        "Technologies"



Southwest is a New York Stock Exchange ("NYSE") registered broker/dealer, and SWSFS, MDB and Clearing are National Association of Securities Dealers ("NASD") registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Clearing was incorporated in the State of Delaware on September 30, 1998 and has not yet begun operations. Effective August 6, 1999, the Company sold all of its shares in NorAm Investment Services, Inc., a wholly owned subsidiary, for $478,788.

Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. Trust is chartered and regulated by the Texas Department of Banking.

On April 28, 2000, the Company consummated its acquisition, through a pooling-of-interests, of ASBI Holdings, Inc. ("ASBI") the parent company of FSB through the exchange of 2.6 million shares of newly-issued shares of Company common stock for all of the outstanding shares of ASBI common stock at that date (Note
2). On May 15, 2000, ASBI merged with the Parent, with the Parent being the surviving entity, making FSB and its subsidiaries (hereafter collectively the "Bank") a wholly owned subsidiary of the Parent.

FSB is a federally chartered savings association regulated by the Office of Thrift Supervision. FSB is the parent of a wholly-owned subsidiary, FSB Development, as well as majority-owned entities First Consumer (74% voting interest) and FSB Financial (51% voting interest). The consolidated financial statements of the Company for all periods prior to the combination have been restated to include the operations of the Bank.

All significant intercompany balances and transactions have been eliminated.

The annual consolidated financial statements of the Company are prepared as of the close of business on the last Friday of June. Prior to the acquisition, the Bank's audited financials were prepared as of September 30; however, the fiscal year has now been conformed to match the Company's fiscal year end.
Accordingly, the entities financial statements have been combined as follows for fiscal years 2000, 1999 and 1998:

                                      Fiscal years ended
                         2000                 1999                1998
                     -------------    ------------------    ------------------
    The Company      June 30, 2000       June 25, 1999       June 26, 1998
    The Bank         June 30, 2000    September 30, 1999    September 30, 1998

In the combined financial statements of the companies, the Bank's net income of $3,660,000 and dividends paid of $1,850,000 for the three months ended September 30, 1999 are included in both the fiscal 2000 and fiscal 1999 statements of income and comprehensive income and the consolidated statements of stockholders' equity. Retained earnings as of June 30, 2000 has been adjusted accordingly.

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

(d) Loans Held for Sale
Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis. Discounts are amortized using a method approximating the interest method over the remaining period to contractual maturity. Loans held for sale consist of first mortgage loans and home improvement loans which have been purchased but not yet sold in the secondary market. Gains and losses on the sale of loans held for sale are determined using the specific identification method. At June 30, 2000, the cost of loans held for sale approximated market.

(e) Loans and Allowance for Possible Loan Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination and commitment fees and certain related direct costs are deferred and amortized to interest income, generally over the contractual lives of the loans, using the interest method.

Subject to management's assessment of loan performance and other factors, discounts on first mortgage, consumer and other loans are amortized to income using a method approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Interest income from factored receivables is recorded on an accrual basis in accordance with the terms of the agreements. Certain fees charged in connection with the factored receivables are earned and recorded in the month in which the receivables are purchased.

Impaired loans (as defined by Statement of Financial Accounting Standards ("SFAS") No. 114 and as amended by SFAS No. 118) are accounted for at the net present value of expected future cash flows, discounted at the loan's effective interest rate, the observable market price of the loan or at the fair value of the collateral if the loan is collateral dependent.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized generally to the extent cash payments are received.

The allowance for possible loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

(f) Depreciation and Amortization
Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (5 or 7 years), and depreciation on leasehold improvements is provided over the lease term (up to 9 years) using the straight line method. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods ranging from twenty-five to forty years.

(g) Drafts Payable
In the normal course of business, the Company uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through the Company's bank and are sent to the Company daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(h) Reverse Repurchase and Repurchase Agreements
Securities purchased under agreements to resell ("Reverse Repurchase Agreements") and securities sold under agreements to repurchase ("Repurchase Agreements") are carried at the amounts at which these securities will be subsequently resold or reacquired as specified in the respective agreements. Management regularly monitors the market value of the underlying securities relating to outstanding repurchase and reverse repurchase agreements.

(i) Federal Income Taxes
The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Concurrent with the acquisition of ASBI by the Company and prior to the merger with the Parent, ASBI changed its tax status from nontaxable to taxable. After that date, the Bank's financial statements include a provision for the income tax effect of earnings reported in the financial statements, including taxes currently due and taxes deferred due to certain different accounting methods being used for financial statement and income tax reporting purposes. Prior to the change in tax status, earnings and losses of ASBI were included in the personal tax returns of the stockholders of ASBI.

(k) Cash Flow Reporting
For the purposes of the consolidated statements of cash flows, the Company considers cash to include cash on hand and in depository accounts. In addition, all highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Assets segregated for regulatory purposes are not included as cash equivalents for purposes of the consolidated statements of cash flows because such assets are segregated for the benefit of customers only.

Cash paid during the year for interest was $173,293,000, $112,874,000 and $113,385,000, in 2000, 1999 and 1998, respectively. Cash paid during the year for income taxes was $49,052,000, $18,707,000 and $10,348,000 in 2000, 1999 and
1998, respectively.

In a non-cash transaction in 1999, the Parent received approximately 1.7 million common shares (approximately 3.3 million shares after a two-for-one stock split effective May 17, 1999) of Knight Trading Group, Inc. (formerly Knight/Trimark Group, Inc.) ("Knight") subsequent to Knight's initial public offering completed July 10, 1998.

(j) Earnings Per Share
The Company complies with the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised.

(k) Minority Interest
Southwest has issued 100 shares of Series A Preferred Stock at $1,000 per share to certain qualified broker/dealers. Qualified broker/dealers are broker/dealers registered under the 1934 Act who clear their proprietary transactions through Southwest and who represent that they are subject to net capital rules of the Securities and Exchange Commission ("SEC") and other self-regulatory organizations to which such broker/dealers report. A total of 5,000 shares of Series A Preferred Stock are reserved for issuance to such broker/dealers. This investment by third-parties in Southwest is classified as minority interest in consolidated subsidiaries in the consolidated statements of financial condition.

Also included as minority interest in consolidated subsidiaries are FSB's majority owned subsidiaries, First Consumer and FSB Financial.

(l) Stock-Based Compensation
The Company accounts for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Bulletin ("APB") No. 25, "Accounting for Stock Issued to Employees". In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma disclosures of net income and earnings per share for stock option grants as if the fair value based method had been applied.

(m) Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n) Fair Value of Financial Instruments
Substantially all of the Company's brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements.

Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type such as real estate, commercial and consumer which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair values estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans receivable was $248,111,000 at June 30, 2000 and $212,407,000 at June 25, 1999.

The Company's short-term borrowings, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at June 30, 2000 and June 25, 1999.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank ("FHLB") is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of deposits was $265,776,000 at June 30, 2000 and $228,947,000 at June 25, 1999.
The carrying amount of advances from the FHLB approximates fair value at June 30, 2000 and June 25, 1999.

The fair value of exchangeable subordinated notes, issued on June 16, 1999 amounted to approximately $31,444,000 as of June 30, 2000. The fair value of the notes was determined by prices quoted in the open market by a third party capital markets firm and considers the valuation changes associated with the derivatives identified with such notes (Note 1(o)). The fair value at June 25, 1999 did not significantly differ from the amount recorded at June 25, 1999.

(o) Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivatives to be recognized in the consolidated statements of financial condition at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivative is not effective as a hedge. This statement will apply to the Company's 5% Exchangeable Subordinated Notes and the Company's underlying investment in Knight common stock (Note 13) as a fair value hedge defined under SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and should be applied prospectively. However, the FASB has subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which postpones initial application until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001. Management estimates that as of July 1, 2000, the Company will recognize a net transition loss of approximately $2 million ($1.4 million, net of tax), which includes, as a fair value hedge, gains on the change in the value of the underlying derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income. The final impact on the consolidated financial statements will depend on a variety of factors, including future interpretive guidance from the FASB.

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" which amends and supercedes certain provisions of SFAS No. 133. Management has determined that SFAS No. 138 has no material impact on the Company.

(p) Reclassifications
Certain amounts in 1999 and 1998 have been reclassified to conform to the 2000 presentation.


2. ACQUISITION OF ASBI

The acquisition of ASBI was accounted for using the pooling-of-interests method of accounting and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of ASBI. The accounting policies of the Bank and the Company are substantially comparable. Consequently, no adjustments were made to conform the accounting policies of the combining companies. The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):


                                      Fiscal years ended
                     June 30, 2000       June 25, 1999      June 26, 1998
                     -------------    ------------------    -------------
Total revenue
   The Company            $549,528              $337,270         $285,758
   The Bank                 39,558                35,075           33,359
                     -------------    ------------------     ------------
     Combined             $589,086              $372,345         $319,117
                     =============    ==================     ============

Net income
   The Company            $ 81,184              $ 26,219         $ 20,630
   The Bank                 13,050                12,222           10,393
                     -------------    ------------------     ------------
     Combined             $ 94,234              $ 38,441         $ 31,023
                     =============    ==================     ============



The consolidated statements of stockholders' equity also reflect dividends paid by ASBI to its shareholders approximating $6,577,000 in fiscal 2000, $7,020,000 in fiscal 1999 and $4,877,000 in fiscal 1998.

As a result of ASBI being an S Corporation at the time the acquisition was consummated, the retained earnings of ASBI as of April 28, 2000 is deemed to be a contribution of undistributed earnings by the stockholders of the ASBI to the Parent. Therefore, retained earnings of $28,916,000 was reclassified to additional paid-in-capital of the Parent.

The Company recorded a non-recurring charge of $1.4 million ($910,000 net of tax) in the quarter ended June 30, 2000, for transaction costs, including investment banking, legal and accounting fees associated with the acquisition. In addition, the Bank recorded a non-recurring credit of $1.3 million ($872,000 net of tax) to deferred taxes as a result of the change in tax status from non-taxable to taxable.

3. ASSETS SEGREGATED FOR REGULATORY PURPOSES
At June 30, 2000, the Company had U.S. Treasury securities with a market value of $393,697,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. At June 25, 1999, the Company had U.S. Treasury securities with a market value of $28,465,000 and reverse repurchase agreements of $197,271,000 segregated in these accounts. Reverse repurchase agreements at June 25, 1999 were collateralized by U.S. Government securities with market values of approximately $198,298,000.


4. MARKETABLE EQUITY SECURITIES
The investment in Knight is classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as other comprehensive income as a part of stockholders' equity on the consolidated statements of financial condition. The Company owns approximately 1.6 million shares of Knight common stock. The following table summarizes the cost and market value of the investment in Knight at June 30, 2000 and June 25, 1999 (in thousands):


                                                   Gross         Gross
                                                 Unrealized    Unrealized      Market
                                       Cost        Gains         Losses         Value
                                  ------------------------------------------------------
June 30, 2000
   Marketable equity securities        $200       46,083            -       $  46,283
                                  ======================================================
June 25, 1999
   Marketable equity securities        $432      172,496            -       $ 172,928
                                  ======================================================


The "specific identification" method is used to determine the cost of marketable securities sold. For the fiscal year ended June 30, 2000, the Company sold approximately 1,797,000 shares of Knight with proceeds from the sales totaling $83,802,000. Realized gains on these sales totaled approximately $83,570,000 for the fiscal year ended June 30, 2000. No shares of Knight were sold prior to fiscal 2000.

5. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS At June 30, 2000 and June 25, 1999, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):


                                        2000                    1999
                                    ------------            ------------
Receivable:
   Securities failed to deliver       $   56,683              $   27,505
   Securities borrowed                 3,253,896               2,987,910
   Correspondent broker/dealers           53,368                  47,805
   Clearing organizations                  1,575                   1,444
   Other                                  39,687                  23,341
                                    ------------            ------------
                                      $3,405,209              $3,088,005
                                    ============            ============
Payable:
   Securities failed to receive       $   57,111              $   23,634
   Securities loaned                   3,270,701               2,945,007
   Correspondent broker/dealers           46,355                  15,273
   Other                                  14,512                  16,182
                                    ------------            ------------
                                      $3,388,679              $3,000,096
                                    ============            ============


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

The Company participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. All open positions are adjusted to market values daily. The amounts receivable and payable, relating to open positions for the securities borrowed and securities loaned other than those of the Company's clients, were $3,244,359,000 and $3,237,213,000, respectively, at June 30, 2000 and $2,963,865,000 and
$2,926,386,000, respectively, at June 25, 1999.


6. RECEIVABLE FROM AND PAYABLE TO CLIENTS
Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $6,304,000 and $3,178,000, respectively, at June 30, 2000 and $2,935,000 and $4,794,000,
respectively, at June 25, 1999. Securities accounts of noncustomers are subject to the same terms and regulations as those of customers. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

The Company pays interest on certain customer "free credit" balances available for reinvestment. The aggregate balance of such funds was approximately $877,424,000 and $699,793,000 at June 30, 2000 and June 25, 1999, respectively.
During fiscal year 2000, the interest rates paid on these balances ranged from 4.0% to 5.25%, with the weighted average interest rate for the year being 4.55%.

The Company maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations. At June 30, 2000 and June 25, 1999, all unsecured customer receivables had been provided for in this allowance.


7. LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
The Bank grants loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area. Also, the Bank purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the general economic conditions of the area. At June 30, 2000 and June 25, 1999, substantially all of the Bank's loans are collateralized with real estate or automobiles. Loans receivable at June 30, 2000 and June 25, 1999 are summarized as follows (in thousands):


                                                            2000        1999
                                                         ---------    --------
     First mortgage loans (principally conventional):
       Real estate                                       $ 125,218    $108,493
       Construction                                         85,101      63,723
                                                         ---------    --------
                                                           210,319     172,216
                                                         ---------    --------
     Consumer and other loans:
       Commercial                                           13,681      15,275
       Other                                                25,379      26,111
                                                         ---------    --------
                                                            39,060      41,386
                                                         ---------    --------

     Factored receivables                                   11,008       9,247
                                                         ---------    --------

                                                           260,387     222,849

     Unearned income                                        (8,730)     (9,364)
     Allowance for possible loan losses                     (3,699)     (3,379)
                                                         ---------    --------
                                                         $ 247,958    $210,106
                                                         =========    ========

Impairment of loans with a recorded investment of approximately $3,725,000 and $4,562,000 at June 30, 2000 and June 25, 1999, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The average recorded investment in impaired loans during 2000 was approximately $4,653,000. The total allowance for loan losses related to these loans was approximately $1,198,000 and $1,493,000 at June 30, 2000 and June 25, 1999, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in 2000 in 1999.

An analysis of the allowance for possible loan losses for the years ended June 30, 2000, June 25, 1999 and June 26, 1998 is as follows (in thousands):


                                                  2000       1999      1998
                                                --------   --------   -------
      Balance at beginning of year               $3,379     $3,659   $ 2,707
        Provision (credit) for loan losses          845         (3)    2,140
        Loans charged to the allowance, net        (525)      (277)   (1,188)
                                                --------   --------   -------
      Balance at end of year                     $3,699     $3,379   $ 3,659
                                                ========   ========   =======

8. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
Securities owned and securities sold, not yet purchased at June 30, 2000 and June 25, 1999, which are carried at market value, include the following (in thousands):

                                                              2000      1999
                                                            --------  --------
     Securities owned:
       Corporate equity securities                          $ 13,186   $35,671
       Municipal obligations                                  21,636    19,391
       U.S. Government and Government agency obligations      15,519     9,470
       Corporate obligations                                  24,490     4,114
       Funds and trusts                                       48,155     5,436
       Other                                                     121       404
                                                            --------  --------
                                                            $123,107   $74,486
                                                            ========  ========
     Securities sold, not yet purchased:
       Corporate equity securities                           $ 5,198   $14,972
       Municipal obligations                                     715     6,184
       U.S. Government and Government agency obligations       4,187     2,491
       Corporate obligations                                   2,057       372
       Funds and trusts                                       12,747       331
       Other                                                     375        --
                                                            --------  --------
                                                            $ 25,279  $ 24,350
                                                            ========  ========

Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for the Company's clearing business. These pledged securities amounted to $8,076,000 and $3,647,000 at June 30, 2000 and June 25, 1999, respectively.


9. SHORT-TERM BORROWINGS
The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate (7.125% at June 30, 2000). At June 30, 2000, the amount outstanding under these secured arrangements was $46,300,000 which was collateralized by securities held for firm accounts valued at $48,046,000 and $3,500,000 which was collateralized by securities held for non customer accounts valued at $48,599,000. At June 25, 1999, the amount outstanding under these secured arrangements was $2,700,000 which was collateralized by securities held for firm accounts valued at $29,724,000.

The Company also has an irrevocable letter of credit agreement aggregating $110,000,000 at June 30, 2000 and $60,000,000 at June 25, 1999 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients' and nonclients' margin accounts with a value of $176,473,000 and $110,719,000 at June 30, 2000 and June 25, 1999, respectively.

In addition, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding on this unsecured line of credit at either June 30, 2000 or June 25, 1999.

At June 30, 2000 and June 25, 1999, the Company had no repurchase agreements outstanding.


10. DEPOSITS
Deposits at June 30, 2000 and June 25, 1999 are summarized as follows (dollars in thousands):


                                                                    2000                      1999
                                                            Amount       Percent        Amount    Percent
                                                            --------------------       ------------------
     Noninterest bearing demand accounts                       $ 13,358      5.0%       $ 10,493      4.6%
     Interest bearing demand accounts                             2,047      0.7           1,471      0.6
     Savings accounts                                               449      0.2             418      0.1
     Limited access money market accounts                        11,222      4.2          14,166      6.2
     Certificates of deposit, less than $100,000                192,859     72.6         176,683     77.1
     Certificates of deposit, $100,000 and greater               45,869     17.3          26,056     11.4
                                                            --------------------       ------------------
                                                               $265,804    100.0%       $229,287    100.0%
                                                            ====================       ==================

The weighted average interest rate on deposits was approximately 5.7% at June 30, 2000 and 5.2% at June 25, 1999.

At June 30, 2000, scheduled maturities of certificates of deposit were as follows (in thousands):


                                   2001                2002                 2003             Thereafter            Total
                             -----------------   -----------------   -----------------   -----------------  -----------------
     4.00% to 4.99%                   $  2,593             $    96             $   282             $    36           $  3,007
     5.00% to 5.99%                     69,759               6,266                 190               1,004             77,219
     6.00% to 6.99%                     45,992              42,107               2,387              10,340            100,826
     7.00% to 7.99%                     14,238              30,347              12,759                 332             57,676
                             -----------------   -----------------   -----------------   -----------------  -----------------
                                      $132,582             $78,816             $15,618             $11,712           $238,728
                             =================   =================   =================   =================  =================

11. ADVANCES FROM THE FEDERAL HOME LOAN BANK
At June 30, 2000 and June 25, 1999, advances from the FHLB were due as follows (in thousands):


                                       2000                  1999
                                    ----------            ----------
     Maturity:
      Due within one year              $34,512                $   --
      Due within two years                 317                    24
      Due within five years              3,340                   394
      Due within seven years               408                   169
      Due within ten years               1,305                   741
      Due within twenty years            2,986                 3,102
                                    ----------            ----------
                                       $42,868                $4,430
                                    ==========            ==========

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 5.3% to 7.7%, are secured by approximately $83,420,000 of collateral value (as defined) in qualifying first mortgage loans at June 30, 2000.


12. INCOME TAXES
Income tax expense for the years ended June 30, 2000, June 25, 1999 and June 26, 1998 (effective rate of 31.1% in 2000 and 27.0% in 1999 and 26.7% in 1998)
differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rate (35% in 2000, 1999 and 1998) to income before income taxes and minority interest in consolidated subsidiaries and is comprised of the following (in thousands):


                                                          2000                   1999                   1998
                                                       ----------             ----------             ----------
     Income tax expense at the statutory rate             $48,267                $18,683                $14,865
     Tax exempt interest                                     (487)                  (242)                  (285)
     Earnings of S Corporation prior to acquisition,
      taxable to shareholders of ASBI                      (3,670)                (4,257)                (3,640)
     Adjustment for change in tax status                   (1,341)                    --                     --
     Other, net                                               109                    228                    383
                                                       ----------             ----------             ----------
                                                          $42,878                $14,412                $11,323
                                                       ==========             ==========             ==========

Income taxes as set forth in the consolidated statements of income and comprehensive income consisted of the following components (in thousands):


                                      2000                   1999                  1998
                                   ----------             ----------            ----------
     Federal - current                $49,481                $15,402                $11,639
     Federal - deferred                (6,652)                (1,101)                  (371)
     State - current                       92                    111                     55
     State - deferred                     (43)                    --                     --
                                  -----------             ----------            -----------
        Total income taxes            $42,878                $14,412                $11,323
                                  ===========             ==========            ===========

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 30, 2000 and June 25, 1999 are presented below (in thousands):


                                                                         2000           1999
                                                                       --------       --------
     Deferred tax assets:
         Expenses for book, not deductible
              until paid                                               $  6,768       $  3,567
         Management incentive compensation                                2,367          1,258
         Depreciation at rates different for tax
              than for financial reporting                                  125             61
         Deferred compensation plan                                       1,275             --
         Gain (loss) on sale of loans deferred for book                     283           (551)
         Allowance for possible loan losses in excess of tax reserve        659             --
         Other                                                              668            681
                                                                        -------        -------
             Total gross deferred tax assets                             12,145          5,016

     Deferred tax liabilities:
         Unrealized holding gain on marketable
              equity securities                                         (16,129)       (60,374)
         Investment in limited liability companies                         (149)            --
         Other                                                             (351)          (250)
                                                                        --------       --------
             Total gross deferred tax liabilities                       (16,629)       (60,624)
                                                                        --------       --------
             Net deferred tax liabilities - included in
                other liabilities  on the consolidated
                statements of financial condition                      $ (4,484)      $(55,608)
                                                                       =========      =========

As a result of the Company's history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.


13. EXCHANGEABLE SUBORDINATED NOTES
On June 16, 1999, the Company issued $50 million of 5% Exchangeable Subordinated Notes (the "Notes") consisting of 882,028 Derivative Adjustable Ratio SecuritiesSM, each a "DARTSSM"). In July 1999, the Company issued an additional $7.5 million of the Notes (132,304 DARTS) as the underwriters exercised their over-allotment option. The Notes mature on June 30, 2004, and are not redeemable or exchangeable until that time. Interest, which is paid quarterly in arrears on March 31, June 30, September 30, and December 31, commenced September 30, 1999. Interest expense in fiscal 2000 was approximately $2.9 million on the DARTS. Accrued interest at June 30, 2000 and June 25, 1999 totaled $24,000 and $104,000, respectively.

Legal and accounting fees, printing costs and other expenses associated with the issuance of the DARTS totaled approximately $2 million and are being amortized on the straight-line method over the term of the bonds. In fiscal 2000 and 1999, amortization expense charged to operations was $405,000 and $15,000, respectively.

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


14. REGULATORY CAPITAL REQUIREMENTS
Brokerage Group. The broker/dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 30, 2000, Southwest had net capital of $166,837,000, or approximately 17.8% of aggregate debit balances, which is $148,124,000 in excess of its minimum net capital requirement of $18,713,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 30, 2000, Southwest had net capital of $120,055,000 in excess of 5% of aggregate debit items.

Clearing also follows the alternative method. At June 30, 2000, Clearing had net capital of $1,290,000, which is $1,040,000 in excess of its minimum net capital requirement of $250,000 at that date.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At June 30, 2000, the net capital and excess net capital of SWSFS was $318,000 and $68,000, respectively, and MDB had net capital and excess net capital of $338,000 and $88,000, respectively.

Asset Management Group. Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $3,091,000, which is $2,091,000 in excess of its minimum capital requirement at June 30, 2000.

Banking Group. FSB is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require the maintaining of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that FSB meets all capital adequacy requirements to which it is subject.

As of June 30, 2000 and September 30, 1999, FSB is considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," FSB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. FSB's actual capital amounts and ratios are presented in the following tables (in thousands):


                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                          For Capital       Prompt Corrective
                                                                       Adequacy Purposes    Action Provisions
                                                        Actual        -------------------  -------------------
                                                   -----------------
                                                    Amount    Ratio     Amount     Ratio     Amount     Ratio
                                                   --------  -------  -----------  ------  -----------  ------
June 30, 2000:
  Total capital (to risk weighted assets)           $32,322  10.9%        $23,657  8.0%        $29,571   10.0%
  Tier I capital (to risk weighted assets)           31,766  10.7          11,828  4.0          17,742    6.0
  Tier I capital (to adjusted total assets)          31,766   9.3          13,694  4.0          17,118    5.0

September 30, 1999:
  Total capital (to risk weighted assets)           $27,960  12.1%        $18,420  8.0%        $23,024   10.0%
  Tier I capital (to risk weighted assets)           27,388  11.9           9,210  4.0          13,815    6.0
  Tier I capital (to adjusted total assets)          27,388  10.4          10,564  4.0          13,206    5.0

15. STOCK DIVIDENDS
The Board of Directors has paid the following stock dividends to stockholders in the past three fiscal years:

                                                                                       Stock Options
    Dividend Percentage      Declaration Date     Record Date         Paid Date          Adjusted
-------------------------------------------------------------------------------------------------------
Ten Percent                    May 4, 2000       July 15, 2000     August 1, 2000           Yes
Ten Percent                    May 6, 1999       July 15, 1999     August 2, 1999           Yes
Five Percent                   May 22, 1998      July 15, 1998     August 3, 1998           Yes
Ten Percent                  August 28, 1997   September 15, 1997  October 1, 1997          No

Per share amounts, dividends per share and weighted average shares outstanding have been restated in the accompanying consolidated financial statements to reflect the effect of these stock dividends. At the discretion of the Stock Option Committee, the stock options outstanding, as well as the options' exercise prices, were adjusted as noted in the above table. The number of stock options reserved under option plans, the number of stock options exercisable and the weighted-average exercise prices at June 30, 2000, June 25, 1999 and June 26, 1998, as well as the weighted-average fair value of options granted during the fiscal years, have been restated.

16. EMPLOYEE BENEFITS
Stock Option Plans. At June 30, 2000, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1996 Plan was adopted by the Board of Directors on September 17, 1996 and approved by the shareholders on November 6, 1996. The 1996 Plan reserves approximately 1,398,000 shares of the Company's common stock for issuance to eligible employees of the Company or its subsidiaries, as well as to non-employee members of the Board of Directors. On August 20, 1997, the Board of Directors approved the 1997 Plan, which reserves approximately 210,000 shares of the Company's common stock for eligible employees or potential employees of the Company or its subsidiaries. Shares reserved under these option plans reflect all stock dividends issued by the Company (Note 15). Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Stock Option Committee. Options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

A summary of the status of the Company's outstanding stock options as of June 30, 2000, June 25, 1999 and June 26, 1998 is presented below:

                                                              2000                                 1999
                                                ----------------------------------   ------------------------------
                                                                    Weighted-                           Weighted-
                                                  Underlying         Average          Underlying         Average
                                                    Shares        Exercise Price        Shares        Exercise Price
                                                --------------------------------------------------------------------
Outstanding, beginning of period                      485,717         $19.15             253,012          $21.00
 Granted                                              315,244          34.87             244,408           18.84
 Exercised                                            (39,290)         12.82             (36,465)          16.42
 Forfeited                                            (56,293)         26.93             (19,819)          19.58
 Adjustment for five/ten percent
     stock dividends                                   70,375             --              44,581              --
                                                    ---------                           --------
Outstanding, end of period                            775,753         $24.71             485,717          $19.15
                                                    =========                           ========
Exercisable, end of period                            178,914                             75,303
Weighted-average fair value of options granted
 during fiscal year                                    $33.68                             $18.78

                                                                              1998
                                                               ------------------------------------
                                                                                       Weighted-
                                                                   Underlying           Average
                                                                     Shares          Exercise Price
                                                                -----------------------------------
Outstanding, beginning of period                                          52,000           $11.17
 Granted                                                                 210,973            23.72
 Exercised                                                               (16,000)            8.07
 Forfeited                                                                (6,000)           23.63
 Adjustment for five/ten percent
     stock dividends                                                      12,039               --
                                                                       ---------
Outstanding, end of period                                               253,012           $21.00
                                                                       =========
Exercisable, end of period                                                46,200
Weighted-average fair value of options granted
 during fiscal year                                                       $22.83

The following table summarizes information for the stock options outstanding at June 30, 2000:


                                         Options Outstanding                       Options Exercisable
                         ----------------------------------------------------------------------------------
                                        Weighted-Average
        Range of             Number        Remaining      Weighted-Average      Number     Weighted-Average
     Exercise Prices       Outstanding  Contractual Life   Exercise Price     Exercisable   Exercise Price
                         ----------------------------------------------------------------------------------
 $12.69 to $18.60              446,763       7.5 years         $17.49             158,335            $17.66
 $19.38 to $24.32               23,214       5.8 years          22.83              17,526             23.37
 $33.47 to $45.45              305,776       9.1 years          35.40               3,053             43.11
                         -------------                                     --------------
 $12.69 to $45.45              775,753       8.1 years         $24.71             178,914            $18.65
                         =============                                     ==============

The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost been determined consistent with SFAS 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below for the years ended June 30, 2000, June 25, 1999 and June 26, 1998:

                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
     Net income (in thousands):    As reported                   $94,234       $38,441       $31,023
                                                              ==========    ==========    ==========
                                   Pro forma                     $92,753       $37,519       $30,750
                                                              ==========    ==========    ==========
     Earnings per share:           As reported - basic             $5.94         $2.43         $1.97
                                                              ==========    ==========    ==========
                                   As reported - diluted           $5.89         $2.42         $1.96
                                                              ==========    ==========    ==========
                                   Pro forma - basic               $5.85         $2.37         $1.95
                                                              ==========    ==========    ==========
                                   Pro forma - diluted             $5.80         $2.36         $1.95
                                                              ==========    ==========    ==========

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998.


                                                         2000                      1999                      1998
                                                ---------------------      --------------------      --------------------
Expected volatility                                                50%                       33%                       30%
Risk-free interest rate                                          6.26%                     4.50%                     5.09%
Expected dividend yield                                          .825%                      .40%                     1.25%
Expected life                                            5 to 10 years             5 to 10 years             5 to 10 years

Profit Sharing/401(k) Plan. The Company has a defined contribution profit sharing/401(k) plan covering substantially all employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at the Company's discretion. Profit sharing expense for fiscal years 2000, 1999 and 1998 was approximately $7,834,000, $5,264,000 and $4,599,000, respectively. The
401(k) portion of the plan began in January 2000, and the Company provides a match of up to 4% of eligible compensation. The Company's matching contributions vest immediately and the expense totaled approximately $1,388,000 in 2000.

Deferred Compensation Plan. In July 1999 the Company implemented a Deferred Compensation Plan ("Plan") for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the Plan consist of employee pre-tax contributions and the Company's matching contributions up to a specified limit. Participants can invest in the Company's common stock or a variety of mutual funds. The Company stock is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. At June 30, 2000, approximately $3,580,000 was invested into the Plan. Funds totaling $712,000 were invested in 17,636 shares of the Company's common stock (as adjusted for the 10% stock dividend), with the remainder being used to purchase mutual funds. Approximately $3,580,000 of compensation expense was recorded related to the Plan. The trustee of the Plan is Trust.

Stock Purchase Plan. On August 20, 1997, the Board of Directors adopted a Stock Purchase Plan ("Stock Purchase Plan") to enable employees of the Company and its subsidiaries to purchase up to 1,270,500 shares of common stock of the Company, as adjusted for stock dividends (Note 15). At June 30, 2000, approximately 40,000 shares were issued under the Stock Purchase Plan, as adjusted for the most recent ten percent stock dividend. The Plan was terminated by the Board of Directors in November 1999.


17. EARNINGS PER SHARE
A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except share and per share amounts):

                                                                     2000           1999           1998
                                                                -------------    -----------    -----------
Net income                                                        $    94,234    $    38,441    $    31,023
Adjustment for pro forma tax of Subchapter S corporation                3,670          4,257          3,640
                                                                -------------    -----------    -----------
Pro forma net income, tax effected                                $    90,564    $    34,184    $    27,383
                                                                =============    ===========    ===========

Weighted average shares outstanding - basic                        15,860,580     15,803,003     15,777,539
Effect of dilutive securities:
    Assumed exercise of stock options                                 142,834         79,580         22,414
                                                                -------------    -----------    -----------
Weighted average shares outstanding - diluted                      16,003,414     15,882,583     15,799,953
                                                                =============    ===========    ===========

Earnings per share - basic                                        $      5.94    $      2.43    $      1.97
                                                                =============    ===========    ===========
Earnings per share - diluted                                      $      5.89    $      2.42    $      1.96
                                                                =============    ===========    ===========

Pro forma earnings per share - basic                              $      5.71    $      2.16    $      1.74
                                                                =============    ===========    ===========
Pro forma earnings per share - diluted                            $      5.66    $      2.15    $      1.73
                                                                =============    ===========    ===========

At June 30, 2000, there were approximately 738,000 options outstanding under the 1996 Plan and approximately 37,000 options outstanding under the 1997 Plan. As of June 30, 2000, all but 306,000 outstanding options were dilutive and were included in the calculation of weighted average shares outstanding - diluted.

The above presentation of pro forma tax net income represents the pro forma tax adjustments of ASBI as a Subchapter S corporation as if it had been a taxable entity in the fiscal years presented.


18. COMMITMENTS AND CONTINGENCIES
The Company leases its offices under noncancelable operating lease agreements. During fiscal years 2000, 1999 and 1998, the Company entered into various noncancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for facilities and equipment leases for fiscal years 2000, 1999 and 1998 aggregated approximately $14,311,000, $10,725,000 and $7,799,000, respectively.

At June 30, 2000, the future rental payments for the noncancelable operating leases for each of the following five fiscal years and thereafter follow (in thousands):


            Year ending:
                 2001                                    $15,347
                 2002                                     13,236
                 2003                                      9,138
                 2004                                      4,934
                 2005                                      4,201
                 Thereafter                               13,274
                                                      ----------
            Total payments due                           $60,130
                                                      ==========

The Company has committed to spending approximately $15.1 million to expand and promote MDB during 2001. In addition, the Company has guaranteed a Standby Letter of Credit in the amount of $5 million for an unrelated third party. The Standby Letter of Credit expires December 15, 2000.

On April 17, 1998, a judgment was entered against the Company in connection with a breach of contract lawsuit stemming from the 1995 acquisition of Barre & Company, Inc. The judge awarded the counterparty approximately $40,000 in damages and approximately $1,700,000 in attorney's fees. The Company subsequently appealed the verdict. In August 2000, the Court of Appeals of the Fifth District of Texas reversed the previous judgment and awards and remanded the case back to court for retrial.

In the general course of its brokerage business and the business of clearing for other brokerage firms, the Company and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of Federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on the Company's consolidated financial position or results of operations.


19. AFFILIATE TRANSACTIONS
The Company, through its principal subsidiary, Southwest, provides accounting and administrative services for its subsidiaries and clears all customer transactions for SWSFS and MDB. Westwood serves as the investment manager for the assets discussed in Note 3. Trust acts as an agent on behalf of Southwest in the direction of transactions related to these assets. In addition, Westwood serves as the investment manager of the common trust funds of Trust.


20. FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK Brokerage Group. In the normal course of business, the broker/dealer subsidiaries engage in activities involving the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-statement of financial condition credit and market risks in the event the customer or counterparty is unable to fulfill its contractual obligation. Such risks may be increased by volatile trading markets.

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

Banking Group. FSB is a party to financial instruments with off-statement of financial condition risk in the normal course business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

FSB's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. FSB uses the same credit policies in making commitments and conditional obligations as it does for on-statement of financial condition instruments. At June 30, 2000, the approximate amounts of these financial instruments were as follows (in thousands):


                                                           Amount
                                                        ------------
             Financial instruments whose contract
              amounts represent credit risk:
                  Commitments to fund loans                $94,058
                  Standby letters of credit                    123
                                                        ------------
                                                           $94,181
                                                        ============


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn on, the total commitments do not necessarily represent future cash requirements. FSB evaluates each of the customer's credit worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by FSB upon extension of credit, varies and is based on management's credit evaluation of the counterparty. FSB has not incurred any significant losses on its commitments in the year ended June 30, 2000. Further, management believes FSB will not incur material losses as a result of the commitments existing at June 30, 2000.


21. SEGMENT REPORTING
In 1999 and prior years, the Company operated two principal segments within the financial services industry: the Brokerage Group and the Asset Management Group. Such segments are managed separately based on types of products and services offered and their related client bases. In 2000, the Company acquired FSB in a transaction accounted for as a pooling-of-interests method, thus creating the Banking Group. The Company evaluates the performance of its segments based primarily on income before income taxes and minority interest in consolidated subsidiaries.

Brokerage Group. The Brokerage Group is comprised of Southwest, SWSFS, MDB and Clearing. Southwest provides Correspondent clearing and execution services to securities broker/dealers, including SWSFS and MDB, and other financial institutions. Southwest serves individual and institutional investors through its 18 branch offices. Through these offices, clients gain access to Southwest's investment research. Southwest also provides municipal finance and investment banking and underwriting services.

SWSFS contracts with independent registered representatives for the administration of their securities business. MDB specializes in deep discount brokerage services over the Internet. Although a registered broker/dealer, Clearing has not yet begun operations.

Asset Management Group. The Asset Management Group is composed of Westwood and Trust (together, the Westwood Group) and Capital. Westwood manages the Gabelli-Westwood Family of Mutual Funds as well as equity and fixed income investments for a diverse clientele including corporate plan sponsors, charitable institutions, educational endowments and public funds. Trust provides trust, custodial and other management services to high net worth individuals and corporations throughout Texas and the Southwest. Capital administers the Local Government Investment Cooperative ("LOGIC") fund for cities, counties, schools and other local governments across Texas.

Banking Group. The Banking Group is composed of FSB and its wholly and majority owned subsidiaries. FSB is a thrift institution offering full-service, traditional banking, as well as Internet banking via its online division, MyBankUSA.com. First Consumer buys and sells home improvement loans receivable; FSB Financial purchases non-prime automobile loans; and FSB Development develops single family residential lots.

All accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.


                                                                                                               Consolidated
                                                                  Asset                          Other          Southwest
                                                Brokerage      Management     Banking        Consolidated       Securities
 (in thousands)                                   Group          Group         Group           Entities         Group, Inc.
-----------------------------------------------------------------------------------------------------------------------------
 June 30, 2000

   Net revenues from external sources           $  473,059       $14,906       $ 39,558        $ 61,563        $  589,086
   Net intersegment revenues                            --         1,031             --           5,141                --
   Net interest revenue (expense)                   67,707           306         22,074          (2,507)           87,580
   Depreciation and amortization                     2,426           173            292             692             3,583
   Income before income taxes and minority
    interest in consolidated subsidiaries           79,849         4,542         13,367          40,147           137,905
   Segment assets                                4,804,414        12,790        346,665          65,166         5,229,035
   Expenditures for long-lived assets                3,476             5          1,664              77             5,222

 June 25, 1999

   Net revenues from external sources           $  324,119       $12,044       $ 35,075        $  1,107        $  372,345
   Net intersegment revenues                            --           940             --           2,209                --
   Net interest revenue                             46,846           197         18,261              12            65,316
   Depreciation and amortization                     2,540           201            192             316             3,249
   Income (loss) before income taxes and
    minority interest in consolidated
    subsidiaries                                    41,315         3,065         12,860          (3,860)           53,380
   Segment assets                                4,099,509         9,907        265,890         183,858         4,559,164
   Expenditures for long-lived assets                3,174           274          1,591              24             5,063

                                                                                                              Consolidated
                                                                 Asset                          Other          Southwest
                                                Brokerage     Management     Banking        Consolidated       Securities
 (in thousands)                                   Group         Group         Group           Entities         Group, Inc
---------------------------------------------------------------------------------------------------------------------------
 June 26, 1998

   Net revenues from external sources           $  271,241       $9,629       $ 33,359          $4,888         $  319,117
   Net intersegment revenues                            --          715             --           1,741                 --
   Net interest revenue (expense)                   42,357          182         17,252            (122)            59,669
   Depreciation and amortization                     2,873          179            180             374              3,606
   Income before income taxes and minority
    interest in consolidated subsidiaries           29,092        1,850         10,574             956             42,472
   Segment assets                                3,207,940        8,276        270,516           3,890          3,490,622
   Expenditures for long-lived assets                3,237           78            447             210              3,972

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Securities Group, Inc. and subsidiaries as of June 30, 2000 and June 25, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP


Dallas, Texas
August 3, 2000

          Schedule I - Condensed Financial Information of Registrant

                       Southwest Securities Group, Inc.
                 Condensed Financial Information of Registrant

                  Condensed Statements of Financial Condition
                  -------------------------------------------
                        June 30, 2000 and June 25, 1999
                                (In thousands)


                                                                   2000                      1999
                                                              -------------             -------------
                          Assets


Investment in subsidiaries, at equity                            $239,174                  $154,935
Marketable equity securities                                       46,283                   172,928
Notes receivable from subsidiary                                   58,000                    58,000
Other assets                                                       31,992                    18,912
                                                              -------------             -------------
                                                                 $375,449                  $404,775
                                                              =============             =============

              Liabilities and Stockholders' Equity


Other liabilities                                                $ 26,709                  $ 65,025
Exchangeable subordinated notes                                    57,500                    50,000
Minority interest in consolidated subsidiary                          100                        50
Stockholders' equity                                              291,140                   289,700
                                                              -------------             -------------
                                                                 $375,449                  $404,775
                                                              =============             =============

                        Southwest Securities Group, Inc.
                 Condensed Financial Information of Registrant

             Condensed Statements of Income, Comprehensive Income
             ----------------------------------------------------
                            and Stockholders' Equity
                            ------------------------
           Years Ended June 30, 2000, June 25, 1999 and June 26, 1998
                                 (In thousands)

                                                                                  2000         1999          1998
                                                                            -------------- ------------- ------------
Revenue:
     Net gains on principal transactions                                       $ 57,818      $     --      $     --
     Interest revenue                                                             1,425         2,325         1,709
     Other revenue                                                                5,380            41         4,652
                                                                            -------------- ------------- ------------
                                                                                 64,623         2,366         6,361
                                                                            -------------- ------------- ------------
Expenses:
     Interest expense                                                             2,909           104            90
     Other expenses                                                              13,238         3,780         3,293
                                                                            -------------- ------------- ------------
                                                                                 16,147         3,884         3,383
                                                                            -------------- ------------- ------------
Income (loss) before income tax benefit (expense)
     and equity in earnings of subsidiaries                                      48,476        (1,518)        2,978
Income tax (expense) benefit                                                    (17,227)          341        (1,183)
                                                                            -------------- ------------- ------------
Income (loss) before equity in earnings of subsidiaries                          31,249        (1,177)        1,795
Equity in earnings of subsidiaries                                               62,985        39,618        29,228
                                                                            -------------- ------------- ------------
     Net income                                                                  94,234        38,441        31,023
Other comprehensive income (loss):
   Holding gain (loss) arising during period, net of tax
      of $14,995 in 2000 and $60,374 in 1999                                    (27,605)      112,123            --
   Reclassification adjustment for gains realized in net income
    on the sale of Knight common stock, net of tax of $29,250                   (54,320)           --            --
                                                                            -------------- ------------- ------------
Net gain (loss) recognized in other comprehensive income                        (81,925)      112,123            --
                                                                            -------------- ------------- ------------
Comprehensive income                                                             12,309       150,564        31,023

Stockholders' equity at beginning of year                                       289,700       147,680       123,625
Adjustments to retained earnings to conform fiscal year end of pooled company:
   Decrease retained earnings for income of pooled company                       (3,660)           --            --
   Increase retained earnings for dividends of pooled company                     1,850            --            --
Cash dividends:
   Parent                                                                        (4,008)       (2,997)       (2,441)
   Pooled company                                                                (6,577)       (7,020)       (4,877)
Exercise of stock options                                                           681         1,109           225
Net proceeds from employees for Employee Stock Purchase Plan                          7             5           125
Reissuance of treasury stock                                                         --           175            --
Issuance of common stock and amortization of deferred compensation
 expense for Stock Purchase Plan                                                    838           184            --
                                                                            -------------- ------------- ------------
Stockholders' equity at end of year                                            $291,140      $289,700      $147,680
                                                                            ============== ============= ============

                        Southwest Securities Group, Inc.
                 Condensed Financial Information of Registrant

                       Condensed Statements of Cash Flows
                       ----------------------------------
           Years Ended June 30, 2000, June 25, 1999 and June 26, 1998
                                 (In thousands)

                                                                                    2000           1999         1998
                                                                               -------------- ------------- ------------
Cash flows from operating activities:
     Net income                                                                     $ 94,234     $ 38,441     $ 31,023
     Adjustments:
          Depreciation and amortization                                                  603          241          303
          Gain on sale of marketable equity securities                               (57,818)          --           --
          Undistributed equity in earnings of subsidiaries                           (84,239)     (34,463)     (15,696)
          Adjustment for income and dividends of pooled company                       (1,810)          --           --
          Other                                                                        4,193          730        3,528
                                                                               -------------- ------------- ------------
               Net cash provided by (used in) operating activities                   (44,837)       4,949       19,158
                                                                               -------------- ------------- ------------
Cash flows from investing activities:
     Payments on notes and other accounts with subsidiaries                           (5,365)     (42,862)      (8,800)
     Proceeds from sale of marketable equity securities                               57,973           --           --
     Purchase of investments                                                          (5,402)      (2,058)          --
     Return of investment                                                                138          650           --
                                                                               -------------- ------------- ------------
               Net cash provided by (used in) investing activities                    47,344      (44,270)      (8,800)
                                                                               -------------- ------------- ------------
Cash flows from financing activities:
     Proceeds from issuance of exchangeable subordinated notes                         7,500       50,000           --
     Debt issue costs                                                                   (242)      (1,813)          --
     Proceeds from issuance of stock of consolidated subsidiary                           50           50           --
     Payment of cash dividends on common stock - parent                               (4,374)      (2,856)      (1,831)
     Payment of cash dividends on common stock - pooled company                       (6,577)      (7,020)      (4,877)
     Net change in short-term borrowings                                                  --           --       (4,000)
     Net proceeds from exercise of stock options                                         554          659          225
     Proceeds from employees for Employee Stock Purchase Plan                              7            5          125
     Proceeds from employees for Stock Purchase Plan                                     575          296           --
     Proceeds related to the Deferred Compensation Plan                                  712           --           --
     Purchase of treasury stock                                                         (712)          --           --
                                                                               -------------- ------------- ------------
               Net cash provided by (used in) financing activities                    (2,507)      39,321      (10,358)
                                                                               -------------- ------------- ------------
Net change in cash                                                                        --           --           --
Cash at beginning of year                                                                  1            1            1
                                                                               -------------- ------------- ------------
Cash at end of year                                                                 $      1     $      1     $      1
                                                                               ============== ============= ============

_______________
Non-cash transactions: At June 26, 1998, goodwill amounting to $4,729,000 related to the acquisition was transferred to the Company from NorAm Investment Services, Inc., formerly Equity, a fully consolidated subsidiary. In a non-cash transaction, the Company received approximately 1.7 million common shares (approximately 3.3 million shares after a two-for-one stock split effective May 17, 1999) of Knight Trading Group, Inc. (formerly Knight/Trimark Group, Inc.) ("Knight") subsequent to Knight's initial public offering completed July 10, 1998.