Form 10-Q
period 2000-09-29
SOUTHWEST SECURITIES GROUP INC
filed 2000-11-13
CIK 878520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 2000

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

                              Yes [X]         No

As of November 6, 2000, there were 15,887,863 shares of the registrant's common stock, $.10 par value, outstanding.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     Index



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition
    September 29, 2000 (unaudited) and June 30, 2000

   Consolidated Statements of Income and Comprehensive Income (Loss)
    For the three months ended September 29, 2000 and September 24, 1999 (unaudited)

   Consolidated Statements of Cash Flows
    For the three months ended September 29, 2000 and September 24, 1999 (unaudited)

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition
                     September 29, 2000 and June 30, 2000
              (In thousands, except par values and share amounts)


                                                                                  September
                                                                                 (unaudited)        June
                                                                                 -----------      ----------
                             Assets
Cash                                                                              $   24,217      $   72,479
Assets segregated for regulatory purposes                                            286,038         393,697
Marketable equity securities available for sale                                       52,610          46,283
Receivable from brokers, dealers and clearing organizations                        3,044,817       3,405,209
Receivable from clients, net                                                         835,081         784,434
Loans held for sale, net                                                              63,795          77,936
Loans, net                                                                           263,974         247,958
Securities owned, at market value                                                    126,130         123,107
Other assets                                                                          84,070          77,932
                                                                                  ----------      ----------
                                                                                  $4,780,732      $5,229,035
                                                                                  ==========      ==========
                Liabilities and Stockholders' Equity
Short-term borrowings                                                             $   53,200      $   49,800
Payable to brokers, dealers and clearing organizations                             2,991,875       3,388,679
Payable to clients                                                                   933,907         986,749
Deposits                                                                             288,543         265,804
Securities sold, not yet purchased, at market value                                   25,706          25,279
Drafts payable                                                                        27,493          30,089
Advances from Federal Home Loan Bank                                                  12,059          42,868
Other liabilities                                                                     91,471          90,080
Exchangeable subordinated notes                                                       44,982          57,500
                                                                                  ----------      ----------
                                                                                   4,469,236       4,936,848

Minority interest in consolidated subsidiaries                                         1,655           1,047

Stockholders' equity:
   Preferred stock of $1.00 par value.  Authorized 100,000 shares;
       none issued                                                                        --              --
   Common stock of $.10 par value.  Authorized 60,000,000 shares, issued 15,919,378 and outstanding 15,889,924 shares at
        September 29, 2000; issued 15,910,152 and outstanding
        15,892,516 shares at June 30, 2000                                             1,592           1,591
   Additional paid-in capital                                                        215,944         215,620
   Retained earnings                                                                  47,607          43,809
   Accumulated other comprehensive income - unrealized holding gain, net of tax of $25,396 at September 29, 2000 and $16,129 at
        June 30, 2000                                                                 44,758          30,198
   Deferred compensation, net                                                            952             634
   Treasury stock (29,454 shares at September 29, 2000 and 17,636 shares
        at June 30, 2000, at cost)                                                    (1,012)           (712)
                                                                                  ----------      ----------
           Total stockholders' equity                                                309,841         291,140
Commitments and contingencies
                                                                                  ----------      ----------
                                                                                  $4,780,732      $5,229,035
                                                                                  ==========      ==========

  See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

       Consolidated Statements of Income and Comprehensive Income (Loss) For the three months ended September 29, 2000 and September 24, 1999
              (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                                                                    2000            1999
                                                                                                 -----------     -----------
Net revenues from clearing operations                                                            $    15,208     $    10,208
Commissions                                                                                           15,664          15,232
Interest                                                                                              76,565          53,185
Investment banking, advisory and administrative fees                                                   8,987           7,191
Net gains on principal transactions (including net gains on the sale of Knight Trading
 Group, Inc. ("Knight") common stock of $2,866 in 2000 and $2,986 in 1999                              8,028           4,303
Other                                                                                                  6,716           4,120
                                                                                                 -----------     -----------
                                                                                                     131,168          94,239
                                                                                                 -----------     -----------

Commissions and other employee compensation                                                           35,781          28,132
Interest                                                                                              54,052          34,364
Occupancy, equipment and computer service costs                                                        7,926           6,887
Communications                                                                                         3,591           3,980
Floor brokerage and clearing organization charges                                                      1,814           1,990
Advertising and promotional                                                                            3,872           4,428
Other                                                                                                 10,233           6,751
                                                                                                 -----------     -----------
                                                                                                     117,269          86,532
                                                                                                 -----------     -----------

Income before income taxes and minority interest in
 consolidated subsidiaries                                                                            13,899           7,707
Income taxes                                                                                           4,614           1,336
                                                                                                 -----------     -----------
Income before minority interest in consolidated subsidiaries                                           9,285           6,371
Minority interest in consolidated subsidiaries                                                        (1,067)           (218)
                                                                                                 -----------     -----------
Income before cumulative effect of a change in accounting principle                                    8,218           6,153
Cumulative effect of a change in accounting principle, net of tax of $1,548                           (2,874)             --
                                                                                                 -----------     -----------
Net income                                                                                             5,344           6,153
Other comprehensive income (loss):
    Holding gain (loss) arising during period, net of tax
       of $3,222 in 2000 and $(27,228) in 1999                                                         5,956         (48,671)
    Reclassification adjustment for gains realized in net income on the sale of
       Knight common stock, net of tax of $1,003 in 2000 and $1,045 in 1999                           (1,863)         (1,941)
                                                                                                 -----------     -----------
Net gain (loss) recognized in other comprehensive income (loss)                                        4,093         (50,612)
                                                                                                 -----------     -----------
Comprehensive income (loss)                                                                      $     9,437     $   (44,459)
                                                                                                 ===========     ===========
Earnings per share - basic
 Income before cumulative effect of a change in accounting principle                             $       .52     $       .39
 Cumulative effect of a change in accounting principle, net of tax                                      (.18)             --
                                                                                                 -----------     -----------
 Net income                                                                                             $.34            $.39
                                                                                                 ===========     ===========
 Weighted average shares outstanding - basic                                                      15,889,997      15,848,160
                                                                                                 ===========     ===========
Earnings per share - diluted
 Income before cumulative effect of a change in accounting principle                             $       .51     $       .38
 Cumulative effect of a change in accounting principle, net of tax                                      (.18)             --
                                                                                                 -----------     -----------
 Net income                                                                                      $       .33     $       .38
                                                                                                 ===========     ===========
 Weighted average shares outstanding - diluted                                                    16,024,707      16,034,207
                                                                                                 ===========     ===========

  See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
     For the three months ended September 29, 2000 and September 24, 1999
                                (In thousands)
                                  (Unaudited)

                                                                                                  2000         1999
                                                                                               ---------     --------
Cash flows from operating activities:
 Net income                                                                                    $   5,344     $  6,153
 Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                                     975          784
   Provision for doubtful accounts                                                                   794          204
   Deferred income taxes                                                                             550          538
   Deferred compensation expense                                                                      13          503
   Gain on sale of marketable equity securities                                                   (2,866)      (2,986)
   Net change in minority interest in consolidated subsidiaries                                      608         (292)
   Cumulative effect of change in accounting principle, net of tax                                 2,874           --
   Reclassification from other comprehensive income for SFAS No. 133                                (837)          --
   Change in operating assets and liabilities:
     Decrease in assets segregated for regulatory purposes                                       107,659       14,797
     Net change in broker, dealer and clearing organization accounts                             (36,412)      55,185
     Net change in client accounts                                                              (103,754)     (97,849)
     Net change in loans held for sale                                                            14,141       23,343
     Net change in loans                                                                         (16,545)     (20,053)
     Decrease (increase) in securities owned                                                      (3,023)       5,636
     Increase in other assets                                                                     (6,681)      (4,527)
     Decrease in drafts payable                                                                   (2,596)      (1,522)
     Increase (decrease) in securities sold, not yet purchased                                       427       (4,571)
     Decrease in other liabilities                                                                (4,888)      (9,269)
                                                                                               ---------     --------
       Net cash used in operating activities                                                     (44,217)     (33,926)
                                                                                               ---------     --------
Cash flows from investing activities:
 Purchase of fixed assets                                                                           (989)      (1,472)
 Proceeds from sale of marketable equity securities                                                2,878        2,995
                                                                                               ---------     --------
       Net cash provided by investing activities                                                   1,889        1,523
                                                                                               ---------     --------
Cash flows from financing activities:
 Increase in short-term borrowings                                                                 3,400       36,000
 Increase (decrease) in deposits                                                                  22,739       (4,842)
 Increase (decrease) in advances from Federal Home Loan Bank                                     (30,809)         187
 Proceeds from issuance of exchangeable subordinated notes                                            --        7,500
 Debt issue costs                                                                                     --         (242)
 Payment of cash dividends on common stock - parent                                               (1,430)        (767)
 Payment of cash dividends on common stock - pooled company                                           --       (1,850)
 Net proceeds from exercise of stock options                                                         166           34
 Proceeds from employees for Stock Purchase Plan                                                      --          250
 Proceeds related to Deferred Compensation Plan                                                      300          509
 Purchase of treasury stock                                                                         (300)        (509)
                                                                                               ---------     --------
       Net cash provided by (used in) financing activities                                        (5,934)      36,274
                                                                                               ---------     --------

Net increase (decrease) in cash                                                                  (48,262)       3,871
Cash at beginning of period                                                                       72,479       21,750
                                                                                               ---------     --------
Cash at end of period                                                                          $  24,217     $ 25,621
                                                                                               =========     ========

  See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


GENERAL AND BASIS OF PRESENTATION
The interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its consolidated subsidiaries listed below fcollectively, the "Company"):


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

FSB was acquired on April 28, 2000 in a transaction accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements of the Company for all interim periods prior to the combination have been restated to include the operations of FSB.

The interim consolidated financial statements as of September 29, 2000, and for the three-month periods ended September 29, 2000 and September 24, 1999, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 30, 2000 filed on Form 10-K. Amounts included for June 30, 2000 are from the audited consolidated financial statements as filed on Form 10-K.

All significant intercompany balances and transactions have been eliminated. Certain amounts have been reclassified to conform to fiscal 2001 presentation.


CASH FLOW REPORTING
Cash paid for interest was $54,051,000 and $32,352,000 for the three-month periods ended September 29, 2000 and September 24, 1999, respectively. Cash paid for income taxes was $6,600,000 for the three months ended September 29, 2000. No tax payments were made in the quarter ended September 24, 1999.

ACCOUNTING PRONOUNCEMENTS
The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities", as amended, effective July 1, 2000. SFAS No. 133 is applicable to the Company's 5% Exchangeable Subordinated Notes (the "Notes"). The Notes contain an equity-based derivative designed to hedge changes in fair value of 1,014,332 shares of the Company's investment in Knight. The embedded derivative has been designated as a fair value hedge of the Company's investment in Knight shares. SFAS No. 133 requires fair value recognition of the Notes' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. Under SFAS No. 133, the Company has recognized a net transition loss of $4,422,000, or $2,874,000 net of tax, which includes gains on the change in the value of the embedded derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income. The net transition loss represents the differences in time value of money related to the embedded derivative. To properly adjust the value of the embedded derivative on the statement of financial condition upon adoption of SFAS No. 133, the Company reduced the Notes' liability by $17,956,000, and recorded offsetting increases to accumulated other comprehensive income of $14,546,000 and deferred tax liability of $6,284,000.

For the first quarter of fiscal 2001, the Company reclassified a gain of $837,000 from other comprehensive income to other revenue on the consolidated statements of income and comprehensive income. The gain for the quarter represents gains on the change in the value of Knight, net of losses on the change in the value of the embedded derivative. Under SFAS No. 133, such gain or loss will be calculated on a quarterly basis and will be reclassified from other comprehensive income until such time as the embedded derivative ceases to exist. To properly adjust the value of the embedded derivative on the statement of financial condition as of September 29, 2000, the Company increased the Notes' liability by $5,438,000, and recorded offsetting decreases to accumulated other comprehensive income of $4,079,000 and deferred tax liability of $2,196,000.


ASSETS SEGREGATED FOR REGULATORY PURPOSES
At September 29, 2000, the Company had reverse repurchase agreements of $198,090,000 and U.S. Treasury securities with a market value of $87,948,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $214,390,000. At June 30, 2000, the Company had U.S. Treasury securities with a market value of $393,697,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act.


MARKETABLE EQUITY SECURITIES
The investment in Knight common stock is classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders' equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investment in Knight at September 29, 2000 and June 30, 2000 (in thousands):

                                                Gross          Gross
                                              Unrealized     Unrealized     Market
                                     Cost       Gains          Losses        Value
                                     ----------------------------------------------
September
   Marketable equity securities      $ 188      52,422            -         $52,610
                                     ==============================================
June
   Marketable equity securities      $ 200      46,083            -         $46,283
                                     ==============================================


The "specific identification" method is used to determine the cost of marketable securities sold. In the three-month periods ended September 29, 2000 and September 24, 1999, the Company sold approximately 91,000 and 70,000 shares of Knight, respectively, with proceeds from the sales totaling $2,878,000 and $2,995,000, respectively. Realized gains on these sales totaled approximately $2,866,000 and $2,986,000 for the three-month periods ended September 29, 2000 and September 24, 1999, respectively.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At September 29, 2000 and June 30, 2000, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):
                                                 September           June
                                                -----------       -----------
     Receivable
      Securities failed to deliver              $    32,776       $    56,683
      Securities borrowed                         2,943,650         3,253,896
      Correspondent broker/dealers                   35,619            53,368
      Clearing organizations                          1,539             1,575
      Other                                          31,233            39,687
                                                -----------       -----------
                                                $ 3,044,817       $ 3,405,209
                                                ===========       ===========
     Payable
      Securities failed to receive              $    30,228       $    57,111
      Securities loaned                           2,933,040         3,270,701
      Correspondent broker/dealers                   13,517            46,355
      Other                                          15,090            14,512
                                                -----------       -----------
                                                $ 2,991,875       $ 3,388,679
                                                ===========       ===========

LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
Loans receivable at September 29, 2000 and June 30, 2000 are summarized as follows (in thousands):

                                                       September        June
                                                       ---------     ---------
     First mortgage loans (principally conventional):
      Real estate                                      $ 125,615     $ 125,218
      Construction                                        91,059        85,101
                                                       ---------     ---------
                                                         216,674       210,319
                                                       ---------     ---------
     Consumer and other loans:
      Commercial                                          17,607        13,681
      Other                                               29,145        25,379
                                                       ---------     ---------
                                                          46,752        39,060
                                                       ---------     ---------
     Factored receivables                                 11,275        11,008
                                                       ---------     ---------
                                                         274,701       260,387
     Unearned income                                      (8,077)       (8,730)
     Allowance for possible loan losses                   (2,650)       (3,699)
                                                       ---------     ---------
                                                       $ 263,974     $ 247,958
                                                       =========     =========


Impairment of loans with a recorded investment of approximately $2,223,000 and $3,725,000 at June 30, 2000 and June 25, 1999, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. An analysis of the allowance for possible loan losses for the three-month periods ended September 29, 2000 and September 24, 1999 is as follows (in thousands):

                                                   2000         1999
                                                 -------       -------
      Balance at beginning of period             $ 3,699       $ 3,308
        Provision for loan losses                    529           205
        Loans charged to the allowance, net       (1,578)         (134)
                                                 -------       -------
      Balance at end of period                   $ 2,650       $ 3,379
                                                 =======       =======

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
At September 29, 2000 and June 30, 2000, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):

                                                            September       June
                                                            ---------     ---------
     Securities owned
      Corporate equity securities                           $  23,969     $  13,186
      Municipal obligations                                    19,773        21,636
      U.S. Government and Government agency obligations        12,952        15,519
      Corporate obligations                                    21,242        24,490
      Funds and trusts                                         48,189        48,155
      Other                                                         5           121
                                                            ---------     ---------
                                                            $ 126,130     $ 123,107
                                                            =========     =========
     Securities sold, not yet purchased
      Corporate equity securities                           $   6,087     $   5,198
      Municipal obligations                                       991           715
      U.S. Government and Government agency obligations         2,359         4,187
      Corporate obligations                                     1,100         2,057
      Funds and trusts                                         15,069        12,747
      Other                                                       100           375
                                                            ---------     ---------
                                                            $  25,706     $  25,279
                                                            =========     =========

SHORT-TERM BORROWINGS
The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At September 29, 2000, the amount outstanding under these secured arrangements was $53,200,000 which was collateralized by firm securities valued at $46,089,000 and non-customer securities valued at $47,511,000. There was $46,300,000 outstanding at June 30, 2000 on these credit arrangements which was collateralized by securities held for firm accounts valued at $48,046,000 and $3,500,000 which was collateralized by securities held for non customer accounts valued at $48,599,000.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at September 29, 2000 and June 30, 2000.

At September 29, 2000 and June 30, 2000, the Company had no repurchase agreements outstanding.


DEPOSITS
Deposits at September 29, 2000 and June 30, 2000 are summarized as follows (dollars in thousands):

                                                            September                  June
                                                        Amount    Percent        Amount    Percent
                                                        -----------------        -----------------
     Noninterest bearing demand accounts                $ 13,455      4.7%       $ 13,358      5.0%
     Interest bearing demand accounts                      3,151      1.1           2,047      0.7
     Savings accounts                                        570      0.2             449      0.2
     Limited access money market accounts                 12,618      4.4          11,222      4.2
     Certificates of deposit, less than $100,000         212,108     73.5         192,859     72.6
     Certificates of deposit, $100,000 and greater        46,641     16.1          45,869     17.3
                                                        -----------------        -----------------
                                                        $288,543    100.0%       $265,804    100.0%
                                                        -----------------        -----------------

The weighted average interest rate on deposits was approximately 6.1% at September 29, 2000 and 5.7% at June 30, 2000.

At September 29, 2000, scheduled maturities of certificates of deposit were as follows (in thousands):

                            2001            2002             2003          Thereafter          Total
                          --------         -------          ------         ----------         --------
4.00% to 4.99%            $  1,647         $    36          $   36           $   283          $  2,002
5.00% to 5.99%              42,107           4,251             978                51            47,387
6.00% to 6.99%              59,905          65,107           8,250             2,888           136,150
7.00% to 7.99%              41,156          13,641             223            18,190            73,210
                          --------         -------          ------         ----------         --------
                          $144,815         $83,035          $9,487           $21,412          $258,749
                          ========         =======          ======         ==========         ========


ADVANCES FROM THE FEDERAL HOME LOAN BANK
At September 29, 2000 and June 30, 2000, advances from the FHLB were due as follows (in thousands):

                                September           June
                                ---------          -------
Maturity:
 Due within one year              $ 3,008          $34,512
 Due within two years                 141              317
 Due within five years              4,129            3,340
 Due within seven years               394              408
 Due within ten years               1,467            1,305
 Due within twenty years            2,920            2,986
                                  -------          -------
                                  $12,059          $42,868
                                  =======          =======

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 5.3% to 7.7%, are secured by approximately $72,214,000 of collateral value (as defined) in qualifying first mortgage loans at September 29, 2000.


NET CAPITAL REQUIREMENTS
Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At September 29, 2000, Southwest had net capital of $173,776,000, or approximately 17.5% of aggregate debit balances, which is $153,939,000 in excess of its minimum net capital requirement of $19,837,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 29, 2000, Southwest had net capital of $124,184,000 in excess of 5% of aggregate debit items.

Clearing also follows the alternative method. At September 29, 2000, Clearing had net capital of $1,294,000, which is $1,044,000 in excess of its minimum net capital requirement of $250,000 at that date.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At September 29, 2000, the net capital and excess net capital were $318,000 and $68,000, respectively, for SWSFS and $588,000 and $338,000, respectively, for MDB.

Asset Management Group. Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $3,159,000, which is $2,159,000 in excess of its minimum capital requirement at September 29, 2000.

Banking Group. FSB is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require the maintaining of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 29, 2000, that FSB meets all capital adequacy requirements to which it is subject.

As of September 29, 2000 and June 30, 2000, FSB is considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," FSB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. FSB's actual capital amounts and ratios are presented in the following tables (in thousands):

                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                           For Capital        Prompt Corrective
                                                        Actual          Adequacy Purposes     Action Provisions
                                                    Amount    Ratio      Amount     Ratio      Amount     Ratio
                                                   -----------------    ------------------    ------------------
September 29, 2000:
  Total capital (to risk weighted assets)           $36,450  12.0  %      $24,346   8.0  %      $30,433  10.0  %
  Tier I capital (to risk weighted assets)           35,119  11.5          12,173   4.0          18,260   6.0
  Tier I capital (to adjusted total assets)          35,119  10.2          13,750   4.0          17,187   5.0

June 30, 2000:
  Total capital (to risk weighted assets)           $32,322  10.9  %      $23,657   8.0  %      $29,571  10.0  %
  Tier I capital (to risk weighted assets)           31,766  10.7          11,828   4.0          17,742   6.0
  Tier I capital (to adjusted total assets)          31,766   9.3          13,694   4.0          17,118   5.0


EARNINGS PER SHARE
A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three months ended September 29, 2000 and September 24, 1999 (in thousands, except share and per share amounts):

                                                                                        Three Months Ended
                                                                                    2000                  1999
                                                                                ---------------------------------
Income before cumulative effect of a change in accounting principle             $     8,218           $     6,153
Cumulative effect of a change in accounting principle                                (2,874)                   --
                                                                                ---------------------------------
Net income                                                                      $     5,344           $     6,153
                                                                                =================================
Weighted average shares outstanding - basic                                      15,889,997            15,848,160
Effect of dilutive securities:
    Assumed exercise of stock options                                               134,710               186,047
                                                                                ---------------------------------
Weighted average shares outstanding - diluted                                    16,024,707            16,034,207
                                                                                =================================

                                                                                       Three Months Ended
                                                                                    2000                 1999
                                                                                   --------------------------
Earnings per share - basic
Income before cumulative effect of a change in accounting principle                $ .52                $ .39
Cumulative effect of a change in accounting principle                               (.18)                  --
                                                                                   --------------------------
Net income                                                                         $ .34                $ .39
                                                                                   ==========================
Earnings per share - diluted
Income before cumulative effect of a change in accounting principle                $ .51                $ .38
Cumulative effect of a change in accounting principle                               (.18)                  --
                                                                                   --------------------------
Net income                                                                         $ .33                $ .38
                                                                                   ==========================


At September 29, 2000, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). At September 29, 2000, there were approximately 1,074,000 options outstanding under the 1996 Plan and approximately 41,000 options outstanding under the 1997 Plan. For the three months ended September 29, 2000, all outstanding options were dilutive and were included in the calculation of weighted average shares outstanding - diluted, except approximately 285,000 shares under the 1996 Plan and 18,000 shares under the 1997 Plan.


SEGMENT REPORTING
The Company operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported.

                                                                                                               Consolidated
                                                                 Asset                            Other          Southwest
                                                Brokerage      Management       Banking        Consolidated     Securities
(in thousands)                                    Group           Group          Group            Entities      Group, Inc.
----------------------------------------------------------------------------------------------------------------------------
Three months ended September 29, 2000
 Net revenues from external sources              $111,520         $4,568        $14,147         $   933          $131,168
 Net intersegment revenue (expense)                (1,864)           165            (23)          1,722                --
 Income (loss) before income taxes and
  minority interest in consolidated
  subsidiaries                                      8,702          1,868          5,518          (2,189)           13,899

Three months ended September 24, 1999

 Net revenues from external sources              $ 80,980         $3,235        $ 9,628         $   396          $ 94,239
 Net intersegment revenue (expense)                (1,319)           100             --           1,219                --
 Income (loss) before income taxes and
  minority interest in consolidated
  subsidiaries                                      3,690            713          3,913            (609)            7,707



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


RESULTS OF OPERATIONS
During the first quarter of fiscal 2001, net income totaled $5,344,000, a decrease of $809,000, or 13%, from the first quarter of fiscal 2000.

Income for the quarter was reduced $2,874,000 by the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is applicable to the Company's 5% Exchangeable Subordinated Notes (the "Notes"). The Notes contain an equity-based derivative designed to hedge changes in fair value of 1,014,332 shares of the Company's investment in Knight. The imbedded derivative has been designated as a fair value hedge of the Company's investment in Knight shares. SFAS No. 133 requires fair value recognition of the Notes' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. Under SFAS No. 133, the Company has recognized a net transition loss, which includes gains on the change in the value of the embedded derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income. The net transition loss represents the differences in time value of money related to the embedded derivative. To properly adjust the value of the embedded derivative on the statement of financial condition upon adoption of SFAS No. 133, the Company reduced the Notes' liability by $17,956,000, and recorded offsetting increases to accumulated other comprehensive income of $14,546,000 and deferred tax liability of $6,284,000.

For the first quarter of fiscal 2001, the Company reclassified a gain of $837,000 from other comprehensive income to other revenue on the consolidated statements of income and comprehensive income. The gain for the quarter represents gains on the change in the value of Knight, net of losses on the change in the value of the embedded derivative. Under SFAS No. 133, such gain or loss will be calculated on a quarterly basis and will be reclassified from other comprehensive income until such time as the embedded derivative ceases to exist. To properly adjust the value of the embedded derivative on the statement of financial condition as of September 29, 2000, the Company increased the Notes' liability by $5,438,000, and recorded offsetting decreases to accumulated other comprehensive income of $4,079,000 and deferred tax liability of $2,196,000. At September 29, 2000, the Company held 1.5 million shares of Knight common stock.

Income before the cumulative effect of the change in accounting principle totaled $8,218,000 in the quarter ended September 29, 2000, an increase of $2,065,000, or 34%, over the comparable prior year quarter.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month periods ended September 30, 2000 and September 24, 1999 (dollars in thousands):

                                                                         Amount      Percent
                                                                        --------------------
Net revenues:
  Net revenues from clearing operations                                 $ 5,000        49%
  Commissions                                                               432         3%
  Net interest                                                            3,692        20%
  Investment banking, advisory and administrative fees                    1,796        25%
  Net gains on principal transactions                                     3,725        87%
  Other                                                                   2,596        63%
                                                                        --------------------
                                                                         17,241        29%
                                                                        --------------------
Operating expenses:
  Commissions and other employee compensation                             7,649        27%
  Occupancy, equipment and computer service costs                         1,039        15%
  Communications                                                           (389)      (10%)
  Floor brokerage and clearing organization charges                        (176)       (9%)
  Advertising and promotional                                              (556)      (13%)
  Other                                                                   3,482        52%
                                                                        --------------------
                                                                         11,049        21%
                                                                        --------------------
           Income before income taxes and minority interest              $6,192        80%
                                                                        ====================

Net Revenues from Clearing Operations. Net revenues from clearing increased as a result of an increase in transaction volumes. Total transactions processed in fiscal 2001 increased 46% to approximately 13.5 million from approximately 9.3 million in fiscal 2000.

Commissions. The increase in commissions in fiscal 2001 over fiscal 2000 is primarily attributable to increased commissions from Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line brokerage subsidiary, an increase in production from the Company's private client group, offset by decreases in production from the SWS Financial Services, Inc. ("SWSFS") independent contractor network, as
well as from the Company's fixed income representatives.   Commissions at MDB
increased approximately 147% over the prior year. The number of MDB on-line accounts increased to 32,888 at September 29, 2000 from 9,612 at September 24, 1999, an increase of 242%.

Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rates it earns on those assets compared with the cost of funds. Net interest is the primary source of income for FSB and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to FSB's depositors on interest-bearing accounts. The components of interest earnings are as follows (in thousands):

                                                 September 30,     September 24,
                                                     2000              1999
                                                 -------------------------------
Interest revenue:
   Customer margin accounts                        $17,624           $13,487
   Assets segregated for regulatory purposes         4,302             2,481
   Stock borrowed                                   40,114            26,618
   Loans                                            11,383             8,487
   Other                                             3,142             2,112
                                                   -------           -------
                                                   $76,565           $53,185
                                                   -------           -------

                            September 30,        September 24,
                                2000                 1999
                            -------------        -------------
Interest expense:
  Customer funds on deposit    $13,148              $ 7,791
  Stock loaned                  35,085               22,550
  Deposits                       4,171                2,944
  Other                          1,648                1,079
                            -------------        -------------
                                54,052               34,364
                            -------------        -------------
           Net interest        $22,513              $18,821
                            =============        =============


For the three months ended September 29, 2000, net interest income accounted for 29% of the Company's net revenue versus 31% for the three months ended September 24, 1999. Net interest revenue generated by FSB accounted for approximately 9% of net revenue in the first quarter of 2001 and in the first quarter of fiscal 2000. Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the past two fiscal years. Net interest revenue generated from securities lending activities has increased relative to average balances borrowed and loaned in the current fiscal year versus the prior two fiscal years. At FSB, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

Average balances on interest-earning assets and interest-bearing liabilities are as follows (in thousands):

                                                       Three Months Ended
                                                 September 30,    September 24,
                                                      2000            1999
                                                 -----------------------------
Average interest-earning assets:
 Customer margin balances                        $  754,000        $  684,000
 Stock borrowed                                   3,037,000         2,728,000
 Loans held for investment                          255,000           212,000
 Loans held for sale                                 72,000            36,000

Average interest-bearing liabilities:
 Customer funds on deposit                          957,000           736,000
 Stock loaned                                     3,042,000         2,718,000
 Certificates of deposit, NOW, money market
   and savings                                      262,000           218,000


Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and competitive factors. Spreads on securities lending transactions are influenced by the types of securities borrowed or
loaned, market conditions and counter-party risk.   Interest rate trends,
changes in the economy and the scheduled maturities and interest rate sensitivity of the investment and loan portfolios and deposits affect the spreads earned by FSB.

Net Gains on Principal Transactions. For the three months ended September 29, 2000 and September 24, 1999, $2,866,000 and $2,986,000, respectively, represent net gains realized on the sale of approximately 91,000 shares and 70,000 shares, respectively, of Knight common stock to fund MDB's advertising commitments. Excluding these gains, net gains on principal transactions were $5,162,000 and $1,317,000 for the three-month periods ended September 29, 2000 and September 24, 1999, respectively. Net gains increased when comparing the three months ended September 29, 2000 to the same period of the prior year. These results are attributed to an improvement in the trading environment in both the equity and fixed income markets in the first quarter of fiscal 2001 and to expansion of the equity trading area. Coverage from market making activities has increased to 667 over-the-counter securities and 410 listed securities. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Other Revenue. Other revenue increased due to gains on the sale of assets by FSB Financial as well as increased revenue from insurance products and a gain of approximately $837,000 on the embedded derivative in the DART obligation as required by SFAS No. 133.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the three month periods ended September 29, 2000, commissions and other employee compensation expense increased over the same periods in the prior year. This was principally due to increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues and the addition of 92 full-time employees. The number of full-time employees increased to 1,097 at September 29, 2000 compared to 1,005 at September 24, 1999.

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased for three month period ended September 29, 2000 over the same period of the prior year due to an increase in leased computer hardware related to the implementation of its new brokerage software, Comprehensive Software Systems, Ltd. ("CSS").

Other Expense. Other expense increased due to additional contract labor and professional consulting costs associated with the Company's implementation of the CSS system.


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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At September 29, 2000, the amount outstanding under these secured arrangements was $53,200,000 which was collateralized by firm securities valued at $46,089,000 and non-customer securities valued at $47,511,000. In the opinion of management, these credit arrangements are adequate to meet the short-term operating needs of the Company.

In addition to the broker loans lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at September 29, 2000.

The Company has issued $57.5 million of Notes due June 30, 2004. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, which are in the form of DARTSSM (or, "Derivative Adjustable Ratio SecuritiesSM"), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes' maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Notes' issue price and 20% greater than the issue price, the exchange rate will be determined by a formula.

Net cash used in operating activities during the three-month period ended September 29, 2000 was $44,217,000. The use of cash was due to the increase in receivables from customers, as well as from brokers, dealers and clearing organizations, net of a decrease in assets segregated for regulatory purposes.

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

Market Risk Analysis. The Company has performed an analysis of the Company's financial instruments and has assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at September 29, 2000 will not have a material adverse effect on the consolidated financial position or operating results of the Company.


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

None Reportable (Per Instructions to Form 10-Q)

Item 5.  Other Information

None Reportable (Per Instructions to Form 10-Q)

Item 6.  Exhibits and Reports on Form 8-K

EXHIBITS

27       Financial Data Schedule*

  *  Filed herewith


REPORTS ON FORM 8-K

The Company filed three Reports on Form 8-K during the three-month period ended September 29, 2000:

 Type            Date Filed                                              Description
--------------------------------------------------------------------------------------------------------------------------------
8-K/A           July 11, 2000             Amendment under item 7 to file the required financial statements not previously included in the Report on Form 8-K filed May 12, 2000 announcing the consummation of the acquisition of ASBI Holdings, Inc.

8-K             July 26, 2000             Reported under item 5 that the Company entered into an agreement in principle to acquire Matrix Bancorp, Inc. ("Matrix").

8-K             August 18, 2000           Reported under item 5 the termination of the letter of intent between the Company and
                                          Matrix concerning the proposed acquisition of Matrix by the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Southwest Securities Group, Inc.
                                           --------------------------------
                                              (Registrant)


November 13, 2000                          /s/ David Glatstein
-----------------                          --------------------------------
Date                                       (Signature)
                                           David Glatstein
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


November 13, 2000                          /s/ Stacy M. Hodges
-----------------                          --------------------------------
Date                                       (Signature)
                                           Stacy M. Hodges
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)


November 13, 2000                          /s/ Laura Leventhal
-----------------                          --------------------------------
Date                                       (Signature)
                                           Laura Leventhal
                                           Controller
                                           (Principal Accounting Officer)