Form 10-Q
period 2000-12-31
SOUTHWEST SECURITIES GROUP INC
filed 2001-02-14
CIK 878520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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

                            Yes  X               No

As of February 5, 2001, there were 15,893,217 shares of the registrant's common stock, $.10 par value, outstanding.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     Index



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 Consolidated Statements of Financial Condition
  December 31, 2000 (unaudited) and June 30, 2000

 Consolidated Statements of Income and Comprehensive Income (Loss)
  For the three and six months ended December 31, 2000 and 1999 (unaudited)

 Consolidated Statements of Cash Flows
  For the six months ended December 31, 2000 and 1999 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                      December 31, 2000 and June 30, 2000
              (In thousands, except par values and share amounts)


                                                                                              December             June
                                                                                            (unaudited)
                                                                                          ---------------    ---------------
                                          Assets
Cash                                                                                         $   27,770         $   72,479
Assets segregated for regulatory purposes                                                       263,134            393,697
Marketable equity securities available for sale                                                  18,929             46,283
Receivable from brokers, dealers and clearing organizations                                   2,621,806          3,405,209
Receivable from clients, net                                                                    554,084            784,434
Loans held for sale, net                                                                         78,360             77,936
Loans, net                                                                                      271,328            247,958
Securities owned, at market value                                                               213,527            123,107
Other assets                                                                                     95,111             77,932
                                                                                          ---------------    ---------------
                                                                                             $4,144,049         $5,229,035
                                                                                          ===============    ===============

                           Liabilities and Stockholders' Equity
Short-term borrowings                                                                        $       --         $   49,800
Payable to brokers, dealers and clearing organizations                                        2,658,794          3,388,679
Payable to clients                                                                              723,817            986,749
Deposits                                                                                        286,510            265,804
Securities sold, not yet purchased, at market value                                               6,361             25,279
Drafts payable                                                                                   30,471             30,089
Advances from Federal Home Loan Bank                                                             31,384             42,868
Other liabilities                                                                                90,227             90,080
Exchangeable subordinated notes                                                                   9,576             57,500
                                                                                          ---------------    ---------------
                                                                                              3,837,140          4,936,848

Minority interest in consolidated subsidiaries                                                    1,953              1,047

Stockholders' equity:
   Preferred stock of $1.00 par value.  Authorized 100,000 shares;
     none issued                                                                                     --                 --
   Common stock of $.10 par value.  Authorized 60,000,000 shares, issued 15,922,364 and outstanding 15,884,822 shares at
     December 31, 2000; issued 15,910,152 and outstanding
     15,892,516 shares at June 30, 2000                                                           1,592              1,591
   Additional paid-in capital                                                                   216,034            215,620
   Retained earnings                                                                             51,378             43,809
   Accumulated other comprehensive income - unrealized holding gain
     (loss), net of tax of $18,092 at December 31, 2000 and $16,129 at
     June 30, 2000                                                                               35,994             30,198
   Deferred compensation, net                                                                     1,171                634
   Treasury stock (37,542 shares at December 31, 2000 and 17,636 shares at June 30, 2000,
     at cost)                                                                                    (1,213)              (712)
                                                                                          ---------------    ---------------
           Total stockholders' equity                                                           304,956            291,140
Commitments and contingencies
                                                                                          ---------------    ---------------
                                                                                             $4,144,049         $5,229,035
                                                                                          ===============    ===============

 See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
       Consolidated Statements of Income and Comprehensive Income (Loss)
         For the three and six months ended December 31, 2000 and 1999
               (In thousands, except per share and share amounts)
                                  (Unaudited)


                                                                          For the three months ended      For the six months ended
                                                                               2000           1999            2000          1999
                                                                         ---------------------------------------------------------
Net revenues from clearing operations                                     $    12,378    $    14,546     $    27,586   $    24,754
Commissions                                                                    15,505         18,621          31,169        33,853
Interest                                                                       67,500         62,182         144,065       115,367
Investment banking, advisory and administrative fees                            8,758          8,774          17,745        15,965
Net gains on principal transactions (including net gains on the sale           12,407         25,729          20,435        30,032
  of Knight Trading Group, Inc. ("Knight") common stock)
Other                                                                           9,432          4,514          16,148         8,634
                                                                         ---------------------------------------------------------
                                                                              125,980        134,366         257,148       228,605
                                                                         ---------------------------------------------------------

Commissions and other employee compensation                                    38,174         41,775          73,955        69,907
Interest                                                                       46,740         40,582         100,792        74,946
Occupancy, equipment and computer service costs                                 8,531          5,973          16,457        12,860
Communications                                                                  3,919          4,015           7,510         7,995
Floor brokerage and clearing organization charges                               1,477          2,001           3,291         3,991
Advertising and promotional                                                     3,870          4,265           7,742         8,693
Other                                                                          14,644          7,483          24,877        14,234
                                                                         ---------------------------------------------------------
                                                                              117,355        106,094         234,624       192,626
                                                                         ---------------------------------------------------------
Income before income taxes and minority interest in
  consolidated subsidiaries                                                     8,625         28,272          22,524        35,979
Income taxes                                                                    2,878          8,786           7,492        10,122
                                                                         ---------------------------------------------------------
Income before minority interest in consolidated subsidiaries                    5,747         19,486          15,032        25,857
Minority interest in consolidated subsidiaries                                   (518)          (196)         (1,585)         (414)
                                                                         ---------------------------------------------------------
Income before cumulative effect of a change in accounting principle             5,229         19,290          13,447        25,443
Cumulative effect of a change in accounting principle, net of tax of
  $1,548                                                                           --             --          (2,874)           --
                                                                         ---------------------------------------------------------
Net income                                                                      5,229         19,290          10,573        25,443
Other comprehensive income (loss):
  Holding gain (loss) arising during period, net of tax                       (21,024)        35,724         (15,068)      (12,947)
  Reclassification adjustment for gains realized in net income on the
    sale of Knight common stock, net of tax                                    (1,558)       (11,898)         (3,421)      (13,839)
                                                                         ---------------------------------------------------------
Net gain (loss) recognized in other comprehensive income (loss),
  net of tax                                                                  (22,582)        23,826         (18,489)      (26,786)
                                                                         ---------------------------------------------------------
Comprehensive income (loss)                                               $   (17,353)   $    43,116     $    (7,916)  $    (1,343)
                                                                         =========================================================

Earnings per share - basic
  Income before cumulative effect of a change in accounting principle     $       .33    $      1.22     $       .85   $      1.60
  Cumulative effect of a change in accounting principle, net of tax                --             --            (.18)           --
                                                                         ---------------------------------------------------------
  Net income                                                              $       .33    $      1.22     $       .67   $      1.60
                                                                         =========================================================
  Weighted average shares outstanding - basic                              15,887,973     15,849,742      15,888,974    15,852,940
                                                                         =========================================================

Earnings per share - diluted
  Income before cumulative effect of a change in accounting principle     $       .33    $      1.21     $       .84   $      1.59
  Cumulative effect of a change in accounting principle, net of tax                --             --            (.18)           --
                                                                         ---------------------------------------------------------
  Net income                                                              $       .33    $      1.21     $       .66   $      1.59
                                                                         =========================================================
  Weighted average shares outstanding - diluted                            15,970,345     15,950,883      15,997,230    15,994,961
                                                                         =========================================================



See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the six months ended December 31, 2000 and 1999
                                 (In thousands)
                                  (Unaudited)


                                                                                                2000          1999
                                                                                            -----------   -----------
Cash flows from operating activities:
  Net income                                                                                 $  10,573     $  25,443
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                              2,915         1,611
      Provision for doubtful accounts                                                             (893)          257
      Deferred income taxes                                                                       (281)          878
      Deferred compensation expense                                                               (247)          516
      Gain on sale of marketable equity securities                                              (5,262)      (21,291)
      Net change in minority interest in consolidated subsidiaries                                 856           (16)
      Cumulative effect of change in accounting principle, net of tax                            2,874            --
      Reclassification from other comprehensive income for SFAS No. 133                          1,994            --
      Change in operating assets and liabilities:
        Decrease in assets segregated for regulatory purposes                                  130,563        39,200
        Net change in broker, dealer and clearing organization accounts                         53,518        13,157
        Net change in client accounts                                                          (32,786)     (170,594)
        Net change in loans held for sale                                                         (424)       14,784
        Increase in securities owned                                                           (91,144)       (1,614)
        Increase in other assets                                                               (16,985)       (3,900)
        Increase in drafts payable                                                                 382         8,551
        Decrease in securities sold, not yet purchased                                         (18,918)      (16,796)
        Increase (decrease) in other liabilities                                                (1,478)       13,690
                                                                                            -----------   -----------
             Net cash provided by (used in) operating activities                                35,257       (96,124)
                                                                                            -----------   -----------

Cash flows from investing activities:
  Net change in loans                                                                          (22,273)      (27,151)
  Purchase of fixed assets                                                                      (2,831)       (3,013)
  Proceeds from sale of marketable equity securities                                             5,288        21,354
                                                                                            -----------   -----------
             Net cash used in investing activities                                             (19,816)       (8,810)
                                                                                            -----------   -----------
Cash flows from financing activities:
  Increase (decrease) in short-term borrowings                                                 (49,800)      101,100
  Increase (decrease) in deposits                                                               20,706       (10,383)
  Increase (decrease) in advances from Federal Home Loan Bank                                  (11,484)       28,494
  Proceeds from issuance of (payment to repurchase) 5% exchangeable
    subordinated notes                                                                         (16,981)        7,500
  Debt issue costs                                                                                  --          (242)
  Proceeds from issuance of stock in consolidated subsidiary                                        50            50
  Payment of cash dividends on common stock - parent                                            (2,860)       (2,657)
  Payment of cash dividends on common stock - pooled company                                        --        (4,367)
  Net proceeds from exercise of stock options                                                      219           162
  Proceeds from employees for Stock Purchase Plan                                                   --           250
  Proceeds related to Deferred Compensation Plan                                                   501           561
  Net change in receivable from employees for Employee Stock Purchase Plan                          --             7
  Purchase of treasury stock                                                                      (501)         (561)
                                                                                            -----------   -----------
             Net cash provided by (used in) financing activities                               (60,150)      119,914
                                                                                            -----------   -----------
Net increase (decrease) in cash                                                                (44,709)       14,980
Cash at beginning of period                                                                     72,479        21,750
                                                                                            -----------   -----------
Cash at end of period                                                                        $  27,770     $  36,730
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

The interim consolidated financial statements as of December 31, 2000, and for the three- and six-month periods ended December 31, 2000 and 1999, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 30, 2000 filed on Form 10-K. Amounts included for June 30, 2000 are from the audited consolidated financial statements as filed on Form 10-K.

All significant intercompany balances and transactions have been eliminated. Certain amounts have been reclassified to conform to fiscal 2001 presentation.


CASH FLOW REPORTING
Cash paid for interest was $110,619,000 and $70,932,000 for the six-month
periods ended December 31, 2000 and 1999, respectively.   Cash paid for income
taxes was $8,600,000 and $4,800,000 for the six months ended December 31, 2000 and 1999.

REPURCHASE OF 5% EXCHANGEABLE SUBORDINATED NOTES
In December 2000, the Company paid approximately $17 million to repurchase and retire approximately 63%, of its outstanding 5% Exchangeable Subordinated Notes ("Notes") due 2004 with a face value of $36.3 million. The Company issued $57.5 million of the Notes in June 1999 in the form of DARTS(SM), or Derivative Adjustable Ratio Securities(SM). Of the 1,014,332 DARTS originally issued, 373,550 remain outstanding at December 31, 2000. The Company reduced the DART liability by approximately $17 million as a result of the repurchase. There was no material gain or loss recorded on the repurchase of the DARTS.
Approximately $900,000 of debt issue costs were written off in conjunction with the repurchase.


ACCOUNTING PRONOUNCEMENTS
The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities", as amended, effective July 1, 2000. SFAS No. 133 is applicable to the Notes. SFAS No. 133 requires fair value recognition of the Notes' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. For the second quarter of fiscal 2001, the Company recognized a loss of $2,831,000 that represents the change in the time value of the embedded equity option in the DARTS.

To properly adjust the value of the embedded derivative on the statement of financial condition as of December 31, 2000, the Company decreased the Notes' liability by approximately $18 million. The Company also reclassified $20 million from other comprehensive income, net of tax of $7 million to earnings to record the value of the hedged Knight shares. The following table reflects the activity in the Notes' liability account as a result of the adoption of SFAS No. 133 and the repurchase of the DARTS (in thousands):


     Balance at June 30, 2000                         $ 57,500
      Adoption of SFAS No. 133                         (17,956)
      Change in value of embedded derivative             5,439
                                                     -----------
     Balance at September 29, 2000                      44,983
      Repurchase of DARTS                              (17,402)
      Change in value of embedded derivative           (18,005)
                                                     -----------
     Balance at December 31, 2000                     $  9,576
                                                     ===========

ASSETS SEGREGATED FOR REGULATORY PURPOSES
At December 31, 2000, the Company had U.S. Treasury securities with a market value of $48,859,000 and reverse repurchase agreements of $214,275,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $215,330,000. At June 30, 2000, the Company had U.S. Treasury securities with a market value of $393,697,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act.


MARKETABLE EQUITY SECURITIES
The investment in Knight common stock is classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders' equity on the consolidated statements of financial condition.

The following table summarizes the cost and market value of the investment in Knight at December 31, 2000 and June 30, 2000 (in thousands):


                                              Gross       Gross
                                            Unrealized  Unrealized    Market
                                     Cost     Gains       Losses      Value
                                  ---------------------------------------------
December
   Marketable equity securities    $  175     18,754         -       $ 18,929
                                  =============================================

June
   Marketable equity securities    $  200     46,083         -       $ 46,283
                                  =============================================


The "specific identification" method is used to determine the cost of marketable securities sold. In the three- and six-month periods ended December 31, 2000, the Company sold approximately 103,200 and 194,000 shares of Knight, respectively, with proceeds from the sales totaling $2,410,000 and $5,288,000, respectively. Realized gains on these sales totaled approximately $2,397,000 and $5,262,000 for the three- and six-month periods ended December 31, 2000, respectively. In the three- and six-month periods ended December 31, 1999, the Company sold approximately 417,600 and 487,600 shares of Knight, respectively, with proceeds from the sales totaling $18,358,000 and $21,354,000, respectively. Realized gains on these sales totaled approximately $18,304,000 and $21,291,000 for the three- and six-month periods ended December 31, 1999, respectively.

The holding gain (loss) arising during period presented on the consolidated statements of income and comprehensive income (loss) is shown net of tax of $10,945,000 and $7,723,000 for the three- and six-month periods ended December 31, 2000, respectively, and ($19,216,000) and $6,971,000 for the three- and six-months ended December 31, 1999. The reclassification adjustment for gains in net income on the sale of Knight common stock presented on the consolidated statements of income and comprehensive income (loss) is shown net of tax of $839,000 and $1,841,000 for the three- and six-month periods ended December 31, 2000, respectively, and $6,406,000 and $7,452,000 for the three and six months ended December 31, 1999.


RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At December 31, 2000 and June 30, 2000, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):


                                                      December                      June
                                              ----------------------      ----------------------
     Receivable
      Securities failed to deliver             $              45,702       $              56,683
      Securities borrowed                                  2,522,091                   3,253,896
      Correspondent broker/dealers                            26,534                      53,368
      Clearing organizations                                   1,539                       1,575
      Other                                                   25,940                      39,687
                                              ----------------------      ----------------------
                                               $           2,621,806       $           3,405,209
                                              ======================      ======================

     Payable
      Securities failed to receive             $              27,945       $              57,111
      Securities loaned                                    2,550,150                   3,270,701
      Correspondent broker/dealers                            41,242                      46,355
      Other                                                   39,457                      14,512
                                              ----------------------      ----------------------
                                               $           2,658,794       $           3,388,679
                                              ======================      ======================

LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
Loans receivable at December 31, 2000 and June 30, 2000 are summarized as follows (in thousands):


                                                                              December                       June
                                                                      ---------------------        ---------------------
First mortgage loans (principally conventional):
 Real estate                                                           $           130,512          $           125,218
 Construction                                                                       96,720                       85,101
                                                                      ---------------------        ---------------------
                                                                                   227,232                      210,319
                                                                      ---------------------        ---------------------
Consumer and other loans:
 Commercial                                                                         19,215                       13,681
 Other                                                                              24,045                       25,379
                                                                      ---------------------        ---------------------
                                                                                    43,260                       39,060
                                                                      ---------------------        ---------------------
Factored receivables                                                                11,130                       11,008
                                                                      ---------------------        ---------------------
                                                                                   281,622                      260,387
Unearned income                                                                     (7,515)                      (8,730)
Allowance for possible loan losses                                                  (2,779)                      (3,699)
                                                                      ---------------------        ---------------------
                                                                       $           271,328          $           247,958
                                                                      =====================        =====================


Impairment of loans with a recorded investment of approximately $2,689,000 and $3,725,000 at December 31, 2000 and June 30, 2000, respectively, has been
recognized in conformity with SFAS No. 114 as amended by SFAS No. 118.   An
analysis of the allowance for possible loan losses for the three- and six-month periods ended December 31, 2000 and 1999 is as follows (in thousands):


                                                        Three months ended     Six months ended
                                                          2000       1999       2000      1999
                                                      --------------------   -------------------

 Balance at beginning of period                        $ 2,650    $ 3,379     $ 3,699   $ 3,308
   Provision for loan losses                               260        566         789       771
   Loans charged to the allowance, net                    (131)       (69)     (1,709)     (203)
                                                      --------------------   -------------------
 Balance at end of period                              $ 2,779    $ 3,876     $ 2,779   $ 3,876
                                                      ====================   ===================


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
At December 31, 2000 and June 30, 2000, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):


                                                                                    December                       June
                                                                             ---------------------        --------------------
Securities owned
 Corporate equity securities                                                  $             53,797         $            13,186
 Municipal obligations                                                                      16,442                      21,636
 U.S. Government and Government agency obligations                                           9,534                      15,519
 Corporate obligations                                                                      18,169                      24,490
 Funds and trusts                                                                          115,585                      48,155
 Other                                                                                           -                         121
                                                                             ---------------------        --------------------
                                                                              $            213,527         $           123,107
                                                                             =====================        ====================
Securities sold, not yet purchased
 Corporate equity securities                                                  $              3,550         $             5,198
 Municipal obligations                                                                         184                         715
 U.S. Government and Government agency obligations                                           1,158                       4,187
 Corporate obligations                                                                       1,204                       2,057
 Funds and trusts                                                                              165                      12,747
 Other                                                                                         100                         375
                                                                             ---------------------        --------------------
                                                                              $              6,361         $            25,279
                                                                             =====================        ====================

SHORT-TERM BORROWINGS
The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 31, 2000, there were no amounts outstanding under these secured arrangements. There was $46,300,000 outstanding at June 30, 2000 on these credit arrangements which was collateralized by securities held for firm accounts valued at $48,046,000 and $3,500,000 which was collateralized by securities held for non customer accounts valued at $48,599,000.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at December 31, 2000 and June 30, 2000.

At December 31, 2000 and June 30, 2000, the Company had no repurchase agreements outstanding.


DEPOSITS
Deposits at December 31, 2000 and June 30, 2000 are summarized as follows (dollars in thousands):


                                                                   December                  June
                                                              Amount    Percent        Amount    Percent
                                                             -------------------      -------------------
Noninterest bearing demand accounts                           $  12,636      4.4%      $  13,358      5.0%
Interest bearing demand accounts                                  3,668      1.3           2,047      0.7
Savings accounts                                                    541      0.2             449      0.2
Limited access money market accounts                              9,918      3.5          11,222      4.2
Certificates of deposit, less than $100,000                     214,056     74.7         192,859     72.6
Certificates of deposit, $100,000 and greater                    45,691     15.9          45,869     17.3
                                                             -------------------      -------------------
                                                              $ 286,510    100.0%      $ 265,804    100.0%
                                                             ===================      ===================


The weighted average interest rate on deposits was approximately 5.8% at December 31, 2000 and 5.7% at June 30, 2000.

At December 31, 2000, scheduled maturities of certificates of deposit were as follows (in thousands):



                                 2001                  2002                  2003               Thereafter               Total
                              ----------           -----------            ----------            ----------           -----------
4.00% to 4.99%                  $   773              $     43               $    36               $   284             $   1,136
5.00% to 5.99%                   16,996                 6,352                 1,013                   196                24,557
6.00% to 6.99%                   39,069                99,086                14,659                 7,003               159,817
7.00% to 7.99%                   14,102                36,253                 5,548                18,334                74,237
                              ----------           -----------            ----------            ----------           -----------
                               $ 70,940             $ 141,734              $ 21,256              $ 25,817             $ 259,747
                              ==========           ===========            ==========            ==========           ===========

ADVANCES FROM THE FEDERAL HOME LOAN BANK
At December 31, 2000 and June 30, 2000, advances from the FHLB were due as follows (in thousands):


                                                           December                June
                                                      -----------------     -----------------
Maturity:
 Due within one year                                   $         19,504      $         34,512
 Due within two years                                             1,652                   317
 Due within five years                                            2,568                 3,340
 Due within seven years                                             380                   408
 Due within ten years                                             1,449                 1,305
 Due within twenty years                                          5,831                 2,986
                                                      -----------------     -----------------
                                                       $         31,384      $         42,868
                                                      =================     =================


Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 5.3% to 7.7%, are secured by approximately $93,152,000 of collateral value (as defined) in qualifying first mortgage loans at December 31, 2000.


NET CAPITAL REQUIREMENTS
Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At December 31, 2000, Southwest had net capital of $131,026,000, or approximately 19.62% of aggregate debit balances, which is $117,671,000 in excess of its minimum net capital requirement of $13,355,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2000, Southwest had net capital of $97,639,000 in excess of 5% of aggregate debit items.

Clearing also follows the alternative method. At December 31, 2000, Clearing had net capital of $1,255,000, which is $1,005,000 in excess of its minimum net capital requirement of $250,000 at that date.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At December 31, 2000, the net capital and excess net capital were $318,000 and $68,000, respectively, for SWSFS and $571,000 and $321,000, respectively, for MDB.

Asset Management Group. Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $3,295,000, which is $2,295,000 in excess of its minimum capital requirement at December 31, 2000.

Banking Group. FSB is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require the maintaining of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that FSB meets all capital adequacy requirements to which it is subject.

As of December 31, 2000 and June 30, 2000, FSB is considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," FSB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.

FSB's actual capital amounts and ratios are presented in the following tables (in thousands):


                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                           For Capital        Prompt Corrective
                                                        Actual          Adequacy Purposes     Action Provisions
                                                    Amount    Ratio      Amount     Ratio      Amount     Ratio
                                                 -------------------    ------------------    -----------------

December 31, 2000
  Total capital (to risk weighted assets)          $ 38,745  12.0%       $ 25,888   8.0%       $ 32,360    10.0%
  Tier I capital (to risk weighted assets)           37,719  11.7          12,944   4.0          19,416     6.0
  Tier I capital (to adjusted total assets)          37,719  10.3          14,585   4.0          18,232     5.0

June 30, 2000:
  Total capital (to risk weighted assets)          $ 32,322  10.9%       $ 23,657   8.0%       $ 29,571    10.0%
  Tier I capital (to risk weighted assets)           31,766  10.7          11,828   4.0          17,742     6.0
  Tier I capital (to adjusted total assets)          31,766   9.3          13,694   4.0          17,118     5.0



EARNINGS PER SHARE
A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three- and six-month periods ended December 31, 2000 and 1999 (in thousands, except share and per share amounts):


                                                                      Three Months Ended         Six Months Ended
                                                                       2000         1999         2000          1999
                                                                 -----------------------------------------------------

Income before cumulative effect of a change in
  accounting principle                                             $     5,229  $    19,290  $    13,447   $    25,443
Cumulative effect of a change in accounting principle                       --           --       (2,874)           --
                                                                 -----------------------------------------------------
Net income                                                         $     5,229  $    19,290  $    10,573   $    25,443
                                                                 =====================================================


Weighted average shares outstanding - basic                         15,887,973   15,849,742   15,888,974    15,852,940
Effect of dilutive securities:
    Assumed exercise of stock options                                   82,372      101,141      108,256       142,021
                                                                 -----------------------------------------------------
Weighted average shares outstanding - diluted                       15,970,345   15,950,883   15,997,230    15,994,961
                                                                 =====================================================


Earnings per share - basic
Income before cumulative effect of a change in
  accounting principle                                             $       .33  $      1.22  $       .85   $      1.60
Cumulative effect of a change in accounting principle                       --           --         (.18)           --
                                                                 -----------------------------------------------------
Net income                                                         $       .33  $      1.22  $       .67   $      1.60
                                                                 =====================================================


Earnings per share - diluted
Income before cumulative effect of a change in
  accounting principle                                             $       .33  $      1.21  $       .84   $      1.59
Cumulative effect of a change in accounting principle                       --           --         (.18)           --
                                                                 -----------------------------------------------------
Net income                                                         $       .33  $      1.21  $       .66   $      1.59
                                                                 =====================================================


At December 31, 2000, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). At December 31, 2000, there were approximately 1,051,000 options outstanding under the 1996 Plan and approximately 42,000 options outstanding under the 1997 Plan. As of December 31, 2000, all outstanding options were dilutive and were included in the calculation of weighted average shares outstanding - diluted, except approximately 626,000 shares under the 1996 Plan and 22,000 shares under the 1997 Plan.

SEGMENT REPORTING
The Company operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. The category "other consolidated entities" includes the Parent and Technologies. The Parent is a holding company that owns various investments, including the investment in Knight common stock. Technologies provides Internet design and marketing strategies and other Internet-related services, as well as disaster recovery services. There are no material reconciling adjustments included in this category. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported.


                                                                                                                  Consolidated
                                                                     Asset                        Other             Southwest
                                                   Brokerage       Management    Banking       Consolidated        Securities
(in thousands)                                       Group           Group        Group          Entities          Group, Inc.
----------------------------------------------------------------------------------------------------------------------------------
Three months ended December 31, 2000

 Net revenues from external sources                $ 103,219       $ 5,069       $ 12,821        $  4,871          $ 125,980
 Net intersegment revenue (expense)                   (1,814)          113            (23)          1,724                 --
 Income (loss) before income taxes and
  minority interest in consolidated
  subsidiaries                                         5,570         2,484          4,253          (3,682)             8,625
 Net income (loss)                                     4,286         1,568          2,447          (3,072)             5,229

Six months ended December 31, 2000

 Net revenues from external sources                $ 214,739       $ 9,638       $ 26,967        $  5,804          $ 257,148
 Net intersegment revenue (expense)                   (3,678)          279            (47)          3,446                 --
 Income (loss) before income taxes and
  minority interest in consolidated
  subsidiaries                                        14,272         4,353          9,770          (5,871)            22,524
 Net income (loss)                                    10,674         2,714          5,234          (8,049)            10,573

Three months ended December 31, 1999

 Net revenues from external sources                $ 121,089       $ 3,392       $  9,545        $    340          $ 134,366
 Net intersegment revenue (expense)                   (1,498)          227             --           1,271                 --
 Income (loss) before income taxes and
  minority interest in consolidated
  subsidiaries                                        31,118         1,017          3,091          (6,954)            28,272
 Net income (loss)                                    20,826           621          2,863          (5,020)            19,290

Six months ended December 31, 1999

 Net revenues from external sources                $ 202,069       $ 6,627       $ 19,173        $    736          $ 228,605
 Net intersegment revenue (expense)                   (2,959)          468             --           2,491                 --
 Income (loss) before income taxes and
  minority interest in consolidated
  subsidiaries                                        34,808         1,730          7,005          (7,564)            35,979
 Net income (loss)                                    23,795         1,039          6,524          (5,915)            25,443


On the consolidated statements of income and comprehensive income (loss), minority interest is solely related to the banking group, and the cumulative effect of a change in accounting principal and other comprehensive income (loss) are solely related to the Parent, which is included in the other category.

COMMITMENTS AND CONTINGENCIES
On April 17, 1998, a judgment was entered against the Company in connection with a breach of contract lawsuit stemming from the 1995 acquisition of Barre & Company, Inc. The judge awarded the counterparty approximately $40,000 in damages and approximately $1,700,000 in attorney's fees. The Company subsequently appealed the verdict. In August 2000, the Court of Appeals of the Fifth District of Texas reversed the previous judgment and awards and remanded the case back to court for retrial. Management has fully reserved for these awards.


SUBSEQUENT EVENT
On October 21, 1999, the Company filed an arbitration claim with the National Association of Securities Dealers against a former correspondent broker dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. On January 22, 2001, the Company was notified that it was successful in obtaining a $5.7 million judgment against the correspondent broker/dealer but was unsuccessful in its cause against the individual principal of the correspondent firm. The Company is appealing the arbiters' decision as it relates to the judgment against the principal. The Company believes that it is reasonably possible that it will be unsuccessful in its appeal of the arbitration decision as well as in its attempts to collect the judgment. Should the Company not prevail in its appeal and be unable to collect the judgment, the Company could be required to record the margin loan as uncollectible. The maximum loss from this contingency is $5.8 million. The Company is unable to estimate the potential loss from this transaction at this time.



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

RESULTS OF OPERATIONS
Net income for the three- and six-month periods ended December 31, 2000 totaled $5,229,000 and $10,573,000, respectively, representing decreases over comparable prior year periods of $14,061,000, or 73%, and $14,870,000, or 58%.

Several non-cash and infrequent items impacted earnings in both the current and comparable prior year periods. Creating a non-cash earnings impact in the current fiscal year is the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133"), which is applicable to the Company's 5% Exchangeable Subordinated Notes, which are in the form of DARTS(SM) (or, "Derivative Adjustable Ratio Securities(SM)"). The DARTS contain an equity-based derivative designed to hedge changes in fair value of the Company's investment in Knight Trading Group, Inc. ("Knight") common stock. The embedded derivative has been designated as a fair value hedge of the Company's investment in Knight shares.

SFAS No. 133 requires fair value recognition of the DARTS' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. Under SFAS No. 133, the Company has recognized a net transition loss, which includes gains on the change in the value of the embedded derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income. The net transition loss represents the differences in time value of money related to the embedded derivative. On a quarterly basis, the Company reclassifies from other comprehensive income to other revenue or expense the gain or loss which represents changes in the value of Knight, net of changes in the value of the embedded derivative.

For the second quarter of fiscal 2001, the Company reclassified a loss of $2,831,000 from other comprehensive income (loss). Under SFAS No. 133, such gain or loss will be calculated on a quarterly basis and will be reclassified from other comprehensive income until such time as the embedded derivative ceases to exist.

In December 2000, the Company repurchased 640,782, or 63%, of the Company's 1,014,332 outstanding DARTS at a cost of approximately $17 million. There was no material gain or loss recorded on the repurchase of the DARTS. At December 31, 2000, the Company held approximately 1.4 million shares of Knight common stock and had 373,550 DARTS outstanding.

In an infrequent transaction in the second quarter of the prior fiscal year, the Company sold 325,750 shares of Knight common stock for a gain of $15,098,000, which was included in net gains on principal transactions on the consolidated statements of income and comprehensive income (loss).

An analysis of the Company's brokerage, asset management and banking operations, excluding the aforementioned items for the three- and six-month periods ended December 31, 2000 and 1999 follows:


                                                                  Three months ended        Six months ended
                                                                   2000        1999         2000        1999
                                                               ------------------------------------------------

Net income                                                        $ 5,229    $ 19,290     $ 10,573    $ 25,443
Less:
 Gain on sale of Knight common stock, net of tax                       --      (8,003)          --      (8,003)
Add:
 Cumulative effect of a change in accounting
   principal, net of tax                                               --          --        2,874          --
 Impact of Statement of Financial Accounting
   Standards No. 133 and repurchase of DARTS,
   net of tax                                                       1,840          --        1,296          --

                                                               ------------------------------------------------
                                                                  $ 7,069    $ 11,287     $ 14,743    $ 17,440
                                                               ================================================

After adjusting for the items mentioned above, net income decreased $4,218,000, or 37%, and $2,697,000, or 15%, in the three and six months ended December 31, 2000 over the comparable prior year periods. These decreases are attributed to reduced margin and stock loan balances, tightened margins in the clearing business, as well as higher expenses.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three- and six-month periods ended December 31, 2000 and 1999 (dollars in thousands):


                                                               Three months ended                 Six months ended
                                                             Amount         Percent            Amount         Percent
                                                          -----------------------------      ----------------------------
Net revenues:
   Net revenues from clearing operations                     $  (2,168)          (15%)          $  2,832            11%
   Commissions                                                  (3,116)          (17%)            (2,684)           (8%)
   Net interest                                                   (840)           (4%)             2,852             7%
   Investment banking, advisory and administrative fees            (16)           --               1,780            11%
   Net gains on principal transactions                         (13,322)          (52%)            (9,597)          (32%)
   Other                                                         4,918           109%              7,514            87%
                                                          -----------------------------      ----------------------------
                                                             $ (14,544)          (16%)          $  2,697             2%
                                                          -----------------------------      ----------------------------
Operating expenses:
   Commissions and other employee compensation               $ (3,601)            (9%)          $  4,048             6%
   Occupancy, equipment and computer service costs              2,558             43%              3,597            28%
   Communications                                                 (96)            (2%)              (485)           (6%)
   Floor brokerage and clearing organization charges             (524)           (26%)              (700)          (18%)
   Advertising and promotional                                   (395)            (9%)              (951)          (11%)
   Other                                                        7,161             96%             10,643            75%
                                                          -----------------------------      ----------------------------
                                                                5,103              8%             16,152            14%
                                                          -----------------------------      ----------------------------
    Income before income taxes and minority interest        $ (19,647)           (69%)         $ (13,455)          (37%)
                                                          =============================      ============================


Net Revenues from Clearing Operations. Total transactions processed in the second quarter of fiscal 2001 increased 19% to approximately 16.3 million from approximately 13.7 million in the same quarter a year ago. For the six-month period, transactions increased 30% to approximately 29.8 million from 23 million in the same period of the prior year. A substantial portion of the increase in transactions processed were related to high volume trading Correspondents.
These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. As transaction volumes increase, revenue per clearing transaction tends to decrease as Correspondents take advantage of
volume discounts.   Additionally, margin pressure in the high volume trading
arena impacted net clearing revenues for the second quarter of fiscal 2001.

Commissions. The decrease in commissions in fiscal 2001 over fiscal 2000 is primarily attributable to decreased commissions from the SWS Financial Services, Inc. ("SWSFS") independent contractor network, as well as from the Company's private client group due to the general slowdown in market activity. For the three and six months ended December 31, 2000, tickets for SWSFS were down 21% and 8%, respectively. Tickets for the private client group were down 38% and 21% for the three and six months ended December 31, 2000, respectively. Offsetting these decreases were increased commissions from Mydiscountbroker.com,
Inc. ("MDB"), the Company's on-line brokerage subsidiary.   Commissions at MDB
increased approximately 49% and 63% for the three- and six-month periods ended December 31, 2000 over the comparable periods in the prior year. The number of MDB on-line accounts increased to 36,939 at December 31, 2000 from 12,445 at December 31, 1999, an increase of 197%.

Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rates it earns on those assets compared with the cost of funds. Net interest is the primary source of income for First Savings Bank, FSB ("FSB") and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to FSB's depositors on interest-bearing accounts. The components of interest earnings are as follows (in thousands) for the three and six months ended December 31, 2000 and 1999:


                                                     Three months ended              Six months ended
                                                   2000              1999        2000              1999
                                                 ---------------------------    -----------------------------
Interest revenue:
   Customer margin accounts                       $ 15,045         $ 18,004       $ 32,669         $  31,491
   Assets segregated for regulatory purposes         4,537            2,129          8,839             4,610
   Stock borrowed                                   33,942           31,233         74,056            57,851
   Loans                                             9,210            7,147         18,188            14,320
   Other                                             4,766            3,669         10,313             7,095
                                                 ---------------------------    -----------------------------
                                                  $ 67,500         $ 62,182      $ 144,065         $ 115,367
                                                 ---------------------------    -----------------------------
Interest expense:
   Customer funds on deposit                      $ 10,839         $  8,853      $  23,988         $  16,644
   Stock loaned                                     30,495           26,856         65,580            49,406
   Deposits                                          4,497            2,908          8,667             5,850
   Other                                               909            1,965          2,557             3,046
                                                 ---------------------------    -----------------------------
                                                    46,740           40,582        100,792            74,946
                                                 ---------------------------    -----------------------------
     Net interest                                 $ 20,760         $ 21,600       $ 43,273          $ 40,421
                                                 ---------------------------    -----------------------------


For the three and six months ended December 31, 2000, net interest income accounted for 26% and 28%, respectively, of the Company's net revenue versus 23% and 26% for the three and six months ended December 31, 1999. Net interest revenue generated by FSB accounted for approximately 8% of net revenue for both the three and six months ended December 31, 2000 and 6% and 7%, respectively, for the three and six months ended December 31, 1999. Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the past two fiscal years. Net interest revenue generated from securities lending activities has decreased as have average balances borrowed and loaned in the second quarter of fiscal 2001 versus the same quarter of the prior year. For the six months ended December 31, 2000, net interest income from securities lending activities has
remained relatively flat as have average balances borrowed and loaned.   At FSB,
changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

Average balances on interest-earning assets and interest-bearing liabilities are as follows (in thousands):


                                                    Three Months Ended       Six Months Ended
                                                     2000        1999        2000        1999
                                                ------------------------------------------------
Average interest-earning assets:
 Customer margin balances                         $  642,000  $  781,000  $  698,000  $  732,000
 Stock borrowed                                    2,566,000   2,979,000   2,801,000   2,853,000
 Loans held for investment                           265,000     216,000     388,000     320,000
 Loans held for sale                                  62,000      37,000      75,000      55,000

Average interest-bearing liabilities:
 Customer funds on deposit                           776,000     731,000     866,000     733,000
 Stock loaned                                      2,561,000   2,968,000   2,802,000   2,843,000
 Certificates of deposit, NOW, money market and
  savings                                            277,000     216,000     401,000     327,000


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

Net Gains on Principal Transactions. For the three and six months ended December 31, 2000, net gains on principal transactions includes $2.4 million and $5.3 million, respectively, of gains realized on the sale of Knight common stock to fund MDB's advertising commitments. Likewise, $3.2 million and $6.2 million, respectively, represent the sales to fund MDB's advertising for the three and six months ended December 31, 1999. Excluding these gains, as well as the previously mentioned $15.1 million gain on the sale of 325,750 shares of Knight stock in the second quarter of fiscal 2000, net gains on principal transactions were $10 million and $15.1 million for the three- and six-month periods ended December 31, 2000 and $7.4 million and $8.7 million for the three- and six-month periods ended December 31, 1999.

Net gains, as adjusted above, therefore increased when comparing the three and six months ended December 31, 2000 to the same periods of the prior year. These results are attributed to favorable results from and expansion in the equity trading area. Coverage from market making activities has increased to 679 over-the-counter securities and 471 listed securities from 618 over-the-counter securities and 62 listed securities in fiscal 2000. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Other Revenue. Other revenue increased due to an increase in the Company's equity in earnings of JAWS Trading LLC ("LLC") of $3.8 million in the second quarter of fiscal 2001. LLC is a designated primary market maker on the Chicago Board Options Exchange and began operations in September 1999. Increased revenue generated by insurance products at SWSFS and internet services at SWS Technologies also attributed to the increase.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the three-month period ended December 31, 2000, commissions and other employee compensation expense decreased over the same periods in the prior year, however during the six month period ended December 31, 2000 compensation increased over prior year. The decrease in compensation for the three-month period ended December 31, 2000 was principally due to decreased commissions and benefits paid to revenue-producing employees generating lower levels of operating income. The increase in commission and other employee compensation for the six months ended December 31, 2000 from the comparable prior year period was principally due to an increase in the number of full-time employees increased to 1,119 at December 31, 2000 compared to 1,022 at December 31, 1999.

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased for both the three- and six-month periods ended December 31, 2000 over the same period of the prior year due to an increase in leased computer hardware related to the implementation of a new brokerage software system, Comprehensive Software Systems, Ltd. ("CSS").

Other Expense. The primary reason for the increase in other expense is the non-cash charge related to SFAS No. 133. Other expense also increased due to additional contract labor and professional consulting costs associated with the Company's implementation of the CSS system.


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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At December 31, 2000, there were no amounts outstanding under these secured arrangements. In the opinion of management, these credit arrangements are adequate to meet the short-term operating needs of the Company. In addition to the broker loans lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at December 31, 2000.

The Company has issued Notes due June 30, 2004. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, in the form of DARTS, were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes' maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Notes' issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At December 31, 2000, the Company had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $9.6 million on the consolidated statements of financial condition.

Net cash provided by operating activities during the six-month period ended December 31, 2000 was $35,257,000. The cash was provided by decreased assets segregated for regulatory purposes, as well as decreased net accounts from brokers, dealers and clearing organizations, net of an increase in securities owned.

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

In accordance with the Securities and Exchange Commission's risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased which are in the Company's trading portfolio, as well as marketable equity securities in the Company's available-for-sale portfolio, which are subject to interest rate and equity price risk (in thousands):


                                                                      Years to Maturity
                                                      1 or less  1 to 5   5 to 10   Over 10     Total
-------------------------------------------------------------------------------------------------------
Trading securities, at fair value
 Municipal obligations                                 $    101   $  117   $1,401    $14,639   $ 16,258
 U.S. Government and Government agency obligations        7,533      816      (56)        83      8,376
 Corporate obligations                                    2,492    2,758    1,680     10,035     16,965
                                                    ---------------------------------------------------
   Total debt securities                                 10,126    3,691    3,025     24,757     41,599
 Corporate equity                                            --       --       --     50,247     50,247
 Funds & trusts                                         115,420       --       --         --    115,420
 Other                                                       --       --     (100)        --       (100)
                                                    ---------------------------------------------------
                                                       $125,546   $3,691   $2,925    $75,004   $207,166
                                                    ===================================================
Weighted average yield
 Municipal obligations                                     4.27%    6.44%    4.57%     12.81%     12.01%
 U.S. Government and Government
   agency obligations                                      5.68%    6.23%   10.60%      7.56%      5.71%
 Corporate obligations                                     8.06%    8.22%    8.20%     10.38%      9.47%

Available-for-sale securities, at fair value
 Marketable equity securities                          $     --   $   --   $   --    $18,929   $ 18,929
                                                    ===================================================


Exchangeable Subordinated Debt. In addition to the financial instruments included in the above table, the Company has 373,550 DARTS outstanding with a face value of $21.2 million. These Notes mature June 30, 2004 and bear a fixed
coupon of 5%.   Market risks associated with the DARTS include equity price risk, in that the amount that the Company will pay at maturity depends on the value of Knight common stock. As such, these Notes contain an embedded equity derivative which is subject to accounting treatment under SFAS No. 133. SFAS No. 133 requires fair value recognition of the DARTS' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares.

Credit Risk. Credit risk arises from the potential nonperformance by counterparties, customers or debt security issuers. The Company is exposed to credit risk as a trading counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure is also associated with customer margin accounts, which are monitored daily. The Company monitors exposure to industry sectors and individual securities and performs sensitivity analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions.

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

None Reportable (Per Instructions to Form 10-Q)

Item 3. Defaults upon Senior Securities

None Reportable (Per Instructions to Form 10-Q)

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 1, 2000. The following directors were elected at the meeting:


               Nominees                   For               Withheld
    -----------------------------------------------------------------
     Don A. Buchholz                   13,220,458            66,078
     David Glatstein                   12,490,106           796,684
     Brodie L. Cobb                    13,231,332            55,428
     J. Jan Collmer                    13,229,997            56,793
     Robert F. Gartland                13,173,448           113,342
     R. Jan LeCroy                     13,172,435           114,355
     Frederick R. Meyer                13,228,050            58,710
     Jon L. Mosle, Jr.                 13,225,306            61,484


There were no abstentions.

There was one other matter on which the shareholders voted:

                                                                        For         Against     Abstain    Not Voted
                                                                     -------------------------------------------------
   Increase the number of common stock reserved
     under the 1996 Stock Plan from
     1,397,550 to 3,300,000                                          6,150,109     2,990,392    26,834    4,119,455

Item 5.  Other Information

None Reportable (Per Instructions to Form 10-Q)

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Southwest Securities Group, Inc.
                                        -------------------------------------
                                        (Registrant)


February 14, 2001                       /S/ David Glatstein
----------------------                  -------------------------------------
Date                                    (Signature)
                                        David Glatstein
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


February 14, 2001                       /S/ Stacy M. Hodges
----------------------                  -------------------------------------
Date                                    (Signature)
                                        Stacy M. Hodges
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)


February 14, 2001                       /S/ Laura Leventhal
----------------------                  -------------------------------------
Date                                    (Signature)
                                        Laura Leventhal
                                        Controller
                                        (Principal Accounting Officer)