Form 10-Q
period 2001-03-30
SOUTHWEST SECURITIES GROUP INC
filed 2001-05-14
CIK 878520

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2001

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

As of May 7, 2001, there were 15,671,240 shares of the registrant's common stock, $.10 par value, outstanding.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     Index



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

 Consolidated Statements of Financial Condition
   March 30, 2001 (unaudited) and June 30, 2000

 Consolidated Statements of Income and Comprehensive Income (Loss)
   For the three and nine months ended March 30, 2001 and March 31, 2000 (unaudited)

 Consolidated Statements of Cash Flows
   For the nine months ended March 30, 2001 and March 31, 2000
   (unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                        March 30, 2001 and June 30, 2000
              (In thousands, except par values and share amounts)


                                                                                               March            June
                                                                                            (unaudited)
                                                                                           ------------    ------------
                                          Assets
Cash                                                                                         $   35,801      $   72,479
Assets segregated for regulatory purposes                                                       402,523         393,697
Marketable equity securities available for sale                                                  16,938          46,283
Receivable from brokers, dealers and clearing organizations                                   2,357,142       3,405,209
Receivable from clients, net                                                                    446,944         784,434
Loans held for sale, net                                                                        114,836          77,936
Loans, net                                                                                      303,590         247,958
Securities owned, at market value                                                               145,820         123,107
Other assets                                                                                     93,066          77,932
                                                                                           ------------    ------------
                                                                                             $3,916,660      $5,229,035
                                                                                           ============    ============

                              Liabilities and Stockholders' Equity
Short-term borrowings                                                                        $       --      $   49,800
Payable to brokers, dealers and clearing organizations                                        2,319,967       3,388,679
Payable to clients                                                                              759,671         986,749
Deposits                                                                                        336,418         265,804
Securities sold, not yet purchased, at market value                                              20,252          25,279
Drafts payable                                                                                   27,317          30,089
Advances from Federal Home Loan Bank                                                             56,734          42,868
Other liabilities                                                                                78,555          89,606
Exchangeable subordinated notes                                                                   9,845          57,500
                                                                                           ------------    ------------
                                                                                              3,608,759       4,936,374

Minority interest in consolidated subsidiaries                                                    2,774           1,521

Stockholders' equity:
   Preferred stock of $1.00 par value.  Authorized 100,000 shares;
       none issued                                                                                   --              --
   Common stock of $.10 par value.  Authorized 60,000,000 shares, issued 15,932,311 and outstanding 15,876,490 shares at
        March 30, 2001; issued 15,910,152 and outstanding
        15,892,516 shares at June 30, 2000                                                        1,593           1,591
   Additional paid-in capital                                                                   216,330         215,620
   Retained earnings                                                                             53,409          43,809
   Accumulated other comprehensive income - unrealized holding gain
        (loss), net of tax of $17,314 at March 30, 2001 and $16,129 at
        June 30, 2000                                                                            34,079          30,198
   Deferred compensation, net                                                                     1,281             634
   Treasury stock (55,821 shares at March 30, 2001 and 17,636 shares
        at June 30, 2000, at cost)                                                               (1,565)           (712)
                                                                                           ------------    ------------
           Total stockholders' equity                                                           305,127         291,140
Commitments and contingencies
                                                                                           ------------    ------------
                                                                                             $3,916,660      $5,229,035
                                                                                           ============    ============

 See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
       Consolidated Statements of Income and Comprehensive Income (Loss) For the three and nine months ended March 30, 2001 and March 31, 2000
               (In thousands, except per share and share amounts)
                                  (Unaudited)


                                                                         For the three months ended      For the nine months ended
                                                                                2001           2000             2001          2000
                                                                       -----------------------------------------------------------
Net revenues from clearing operations                                    $    11,974    $    20,332      $    39,560   $    45,086
Commissions                                                                   16,960         21,925           48,129        55,778
Interest                                                                      58,093         75,665          202,158       191,032
Investment banking, advisory and administrative fees                           8,722          7,521           26,467        21,976
Net gains on principal transactions (including net gains on the sale of
 Knight Trading Group, Inc. ("Knight") common stock)                          11,829         85,474           32,264       115,506
Other                                                                          3,370          4,979           19,518        15,123
                                                                       -----------------------------------------------------------
                                                                             110,948        215,896          368,096       444,501
                                                                       -----------------------------------------------------------

Commissions and other employee compensation                                   36,766         48,329          110,721       118,236
Interest                                                                      39,963         52,088          140,755       127,034
Occupancy, equipment and computer service costs                                8,973          6,688           25,430        19,548
Communications                                                                 4,290          4,142           11,800        12,137
Floor brokerage and clearing organization charges                              1,715          2,242            5,006         6,233
Advertising and promotional                                                    4,184          2,432           11,926        11,125
Other                                                                          9,277         15,762           34,154        29,996
                                                                       -----------------------------------------------------------
                                                                             105,168        131,683          339,792       324,309
                                                                       -----------------------------------------------------------
Income before income taxes and minority interest in
 consolidated subsidiaries                                                     5,780         84,213           28,304       120,192
Income taxes                                                                   1,874         28,356            9,366        38,478
                                                                       -----------------------------------------------------------
Income before minority interest in consolidated subsidiaries                   3,906         55,857           18,938        81,714
Minority interest in consolidated subsidiaries                                  (349)          (171)          (1,934)         (585)
                                                                       -----------------------------------------------------------
Income before cumulative effect of a change in accounting principle            3,557         55,686           17,004        81,129
Cumulative effect of a change in accounting principle, net of tax of
 $1,548                                                                           --             --           (2,874)           --
                                                                       -----------------------------------------------------------
Net income                                                                     3,557         55,686           14,130        81,129
Other comprehensive income (loss):
    Holding gain (loss) arising during period, net of tax                        317          7,007          (14,752)       (5,940)
    Reclassification adjustment for gains realized in net income on the
     sale of Knight common stock, net of tax                                  (2,064)       (38,719)          (5,484)      (52,558)
                                                                       -----------------------------------------------------------
Net loss recognized in other comprehensive income (loss), net of tax          (1,747)       (31,712)         (20,236)      (58,498)
                                                                       -----------------------------------------------------------
Comprehensive income (loss)                                              $     1,810    $    23,974      $    (6,106)  $    22,631
                                                                       ===========================================================

Earnings per share - basic
 Income before cumulative effect of a change in accounting principle     $       .20    $      3.19      $       .97   $      4.65
 Cumulative effect of a change in accounting principle, net of tax                --             --             (.16)           --
                                                                       -----------------------------------------------------------
 Net income                                                              $       .20    $      3.19      $       .81   $      4.65
                                                                       ===========================================================
 Weighted average shares outstanding - basic                              17,479,065     17,435,204       17,478,261    17,442,699
                                                                       ===========================================================


Earnings per share - diluted
 Income before cumulative effect of a change in accounting principle     $       .20    $      3.16      $       .96   $      4.61
 Cumulative effect of a change in accounting principle, net of tax                --             --             (.16)           --
                                                                       -----------------------------------------------------------
 Net income                                                              $      $.20    $      3.16      $       .80   $      4.61
                                                                       ===========================================================
 Weighted average shares outstanding - diluted                            17,553,818     17,600,200       17,582,891    17,601,651
                                                                       ===========================================================



See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
          For the nine months ended March 30, 2001 and March 31, 2000
                                 (In thousands)
                                  (Unaudited)

                                                                                                       2001          2000
                                                                                                   -----------    ----------
Cash flows from operating activities:
   Net income                                                                                        $ 14,130     $  81,129
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                      3,938         2,463
     Provision for doubtful accounts                                                                    2,230         2,833
     Deferred income taxes                                                                             (6,634)       (2,981)
     Deferred compensation expense                                                                       (478)          761
     Gain on sale of marketable equity securities                                                      (8,437)      (80,853)
     Net change in minority interest in consolidated subsidiaries                                       1,103           491
     Cumulative effect of change in accounting principle, net of tax                                    2,874            --
     Reclassification from other comprehensive income for SFAS No. 133                                  2,006            --
     Change in operating assets and liabilities, net of effects from purchase of May Financial Corporation ("May"):
       Decrease (increase) in assets segregated for regulatory purposes                                (5,749)       16,045
       Net change in broker, dealer and clearing organization accounts                                (19,160)     (129,993)
       Net change in client accounts                                                                  128,157      (240,663)
       Net change in loans held for sale                                                              (36,900)        9,477
       Increase in securities owned                                                                   (21,857)      (49,169)
       Increase in other assets                                                                        (1,626)      (25,179)
       Increase (decrease) in drafts payable                                                           (4,375)       14,508
       Increase (decrease) in securities sold, not yet purchased                                       (5,037)        2,166
       Increase (decrease) in other liabilities                                                       (11,605)       96,861
                                                                                                   -----------    ----------
       Net cash provided by (used in) operating activities                                             32,580      (302,104)
                                                                                                   -----------    ----------

Cash flows from investing activities:
 Net change in loans                                                                                  (56,959)      (45,261)
 Purchase of fixed assets                                                                              (5,601)       (4,865)
 Proceeds from sale of marketable equity securities                                                     8,488        81,077
 Cash acquired in purchase of May, net of payment for purchase                                            584            --
                                                                                                   -----------    ----------
             Net cash provided by (used in) investing activities                                      (53,488)       30,951
                                                                                                   -----------    ----------

Cash flows from financing activities:
 Increase (decrease) in short-term borrowings, net of effect from purchase of May                     (79,255)      259,964
 Increase (decrease) in deposits                                                                       70,614        (8,893)
 Increase in advances from Federal Home Loan Bank                                                      13,866        31,389
 Proceeds from issuance of (payment to repurchase) 5% exchangeable subordinated notes                 (16,981)        7,500
 Debt issue costs                                                                                          --          (242)
 Proceeds from issuance of stock in consolidated subsidiary                                               150            50
 Payment of cash dividends on common stock - parent                                                    (4,290)       (3,603)
 Payment of cash dividends on common stock - pooled company                                                --        (6,108)
 Net proceeds from exercise of stock options                                                              386           376
 Proceeds from employees for Stock Purchase Plan                                                           --           575
 Proceeds related to Deferred Compensation Plan                                                           593           639
 Net change in receivable from employees for Employee Stock Purchase Plan                                  --             7
 Purchase of treasury stock                                                                              (853)         (639)
                                                                                                   -----------    ----------
             Net cash provided by (used in) financing activities                                      (15,770)      281,015
                                                                                                   -----------    ----------

Net increase (decrease) in cash                                                                       (36,678)        9,862
Cash at beginning of period                                                                            72,479        21,750
                                                                                                   -----------    ----------
Cash at end of period                                                                                $ 35,801     $  31,612
                                                                                                   ===========    ==========


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


     Brokerage Group
       Southwest Securities, Inc.                      "Southwest"
       SWS Financial Services, Inc.                    "SWSFS"
       Mydiscountbroker.com, Inc.                      "MDB"
       Southwest Clearing Corporation                  "Clearing"
       May Financial Corporation                       "May"
     Asset Management Group
       Westwood Management Corporation                 "Westwood"
       Westwood Trust                                  "Trust"
       SW Capital Corporation                          "Capital"
       Southwest Investment Advisors, Inc.             "Advisors"
     Banking Group
       First Savings Bank, FSB                         "FSB"
       First Consumer Credit, L.L.C.                   "First Consumer"
       FSB Financial, L.L.C.                           "FSB Financial"
       FSB Development, L.L.C.                         "FSB Development"
    Other
       SWS Technologies Corporation                    "Technologies"


Southwest is a New York Stock Exchange ("NYSE") registered broker/dealer, and SWSFS, MDB, Clearing and May are National Association of Securities Dealers ("NASD") registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Clearing has not yet begun operations. May was acquired on February 28, 2001 for $.01 per share of May's outstanding common stock. Goodwill totaling $153,000 was recorded on this purchase and will be amortized over ten years.

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

The interim consolidated financial statements as of March 30, 2001, and for the three- and nine-month periods ended March 30, 2001 and March 31, 2000, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, except for the change in accounting for derivatives, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 30, 2000 filed on Form 10-K. Amounts included for June 30, 2000 are from the audited consolidated financial statements as filed on Form 10-K.

All significant intercompany balances and transactions have been eliminated. Certain amounts have been reclassified to conform to fiscal 2001 presentation.

CASH FLOW REPORTING
Cash paid for interest was $143,749,000 and $119,875,000 for the nine-month
periods ended March 30, 2001 and March 31, 2000, respectively.   Cash paid for
income taxes was $8,615,000 and $9,141,000 for the nine months ended March 30, 2001 and March 31, 2000.


ACCOUNTING PRONOUNCEMENTS
The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities", as amended, effective July 1, 2000. SFAS No. 133 is applicable to the 5% Exchangeable Subordinated Notes ("Notes") due 2004 with a face value of $36.6 million. The Company issued the Notes in June 1999 in the form of DARTS/SM/, or Derivative Adjustable Ratio Securities/SM/. 373,550 DARTS remain outstanding at March 30, 2001. SFAS No. 133 requires fair value recognition of the Notes' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. For the third quarter of fiscal 2001, the Company recognized a loss of $12,000 that represents the change in the time value of the embedded equity option in the DARTS.

To properly adjust the value of the embedded derivative on the statement of financial condition as of March 30, 2001, the Company decreased the Notes' liability by approximately $269,000. The Company also reclassified $167,000 from other comprehensive income, net of tax of $90,000 to earnings to record the
value of the hedged Knight shares.   The following table reflects the activity
in the Notes' liability account as a result of the adoption of SFAS No. 133 and the repurchase of the DARTS (in thousands):


Balance at June 30, 2000                                $       57,500
 Adoption of SFAS No. 133                                      (17,956)
 Change in value of embedded derivative                          5,439
                                                        ---------------

Balance at September 29, 2000                                   44,983
 Repurchase of DARTS                                           (17,402)
 Change in value of embedded derivative                        (18,005)
                                                        ---------------

Balance at December 31, 2000                                     9,576
 Change in value of embedded derivative                            269
                                                        ---------------
Balance at March 30, 2001                               $        9,845
                                                        ===============


ASSETS SEGREGATED FOR REGULATORY PURPOSES
At March 30, 2001, the Company had U.S. Treasury bills with a market value of $208,053,000, reverse repurchase agreements of $194,467,000 and cash of $3,000 segregated in a special reserve bank account for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $204,155,000. At June 30, 2000, the Company had U.S. Treasury securities with a market value of $393,697,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act.


MARKETABLE EQUITY SECURITIES
The investment in Knight common stock is classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders' equity on the consolidated statements of financial condition.

The following table summarizes the cost and market value of the investment in Knight, as well as number of shares owned, at March 30, 2001 and June 30, 2000 (dollars in thousands):


                                                                   Gross       Gross
                                                Shares           Unrealized  Unrealized   Market
                                                 Held     Cost     Gains       Losses     Value
                                             ----------------------------------------------------
March
   Marketable equity securities                1,158,184   $149      16,789           -   $16,938
                                             ====================================================
June
   Marketable equity securities                1,552,476   $200      46,083           -   $46,283
                                             ====================================================


The "specific identification" method is used to determine the cost of marketable securities sold. In the three- and nine-month periods ended March 30, 2001, the Company sold approximately 200,000 and 394,300 shares of Knight, respectively, with proceeds from the sales totaling $3,201,000 and $8,488,000, respectively. Realized gains on these sales totaled approximately $3,175,000 and $8,437,000 for the three- and nine-month periods ended March 30, 2001, respectively. In the three- and nine-month periods ended March 31, 2000, the Company sold approximately 1,248,200 and 1,735,800 shares of Knight, respectively, with proceeds from the sales totaling $59,724,000 and $81,077,000, respectively. Realized gains on these sales totaled approximately $59,563,000 and $80,853,000 for the three- and nine-month periods ended March 31, 2000, respectively.

The holding gain (loss) arising during period presented on the consolidated statements of income and comprehensive income (loss) is shown net of tax of ($423,000) and $7,300,000 for the three- and nine-month periods ended March 30, 2001, respectively, and ($3,634,000) and $3,337,000 for the three- and nine-month periods ended March 31, 2000. The reclassification adjustment for gains in net income on the sale of Knight common stock presented on the consolidated statements of income and comprehensive income (loss) is shown net of tax of $1,111,000 and $2,953,000 for the three- and nine-month periods ended March 30, 2001, respectively, and $20,849,000 and $28,301,000 for the three and nine month periods ended March 31, 2000.


RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At March 30, 2001 and June 30, 2000, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):


                                                                                March                        June
                                                                       ----------------------      ----------------------
      Receivable
       Securities failed to deliver                                    $               24,468      $               56,683
       Securities borrowed                                                          2,275,660                   3,253,896
       Correspondent broker/dealers                                                    25,377                      53,368
       Clearing organizations                                                           1,796                       1,575
       Other                                                                           29,841                      39,687
                                                                       ----------------------      ----------------------
                                                                       $            2,357,142      $            3,405,209
                                                                       ======================      ======================

      Payable
       Securities failed to receive                                    $               24,757      $               57,111
       Securities loaned                                                            2,256,266                   3,270,701
       Correspondent broker/dealers                                                    28,560                      46,355
       Other                                                                           10,384                      14,512
                                                                       ----------------------      ----------------------
                                                                       $            2,319,967      $            3,388,679
                                                                       ======================      ======================

LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
Loans receivable at March 30, 2001 and June 30, 2000 are summarized as follows (in thousands):


                                                                               March                         June
                                                                      ---------------------        ---------------------
First mortgage loans (principally conventional):
 Real estate                                                          $             138,260        $             125,218
 Construction                                                                       108,904                       85,101
                                                                      ---------------------        ---------------------
                                                                                    247,164                      210,319
                                                                      ---------------------        ---------------------
Consumer and other loans:
 Commercial                                                                          18,837                       13,681
 Other                                                                               42,659                       25,379
                                                                      ---------------------        ---------------------
                                                                                     61,496                       39,060
                                                                      ---------------------        ---------------------
Factored receivables                                                                 10,580                       11,008
                                                                      ---------------------        ---------------------
                                                                                    319,240                      260,387
Unearned income                                                                     (12,462)                      (8,730)
Allowance for possible loan losses                                                   (3,188)                      (3,699)
                                                                      ---------------------        ---------------------
                                                                      $             303,590        $             247,958
                                                                      =====================        =====================


Impairment of loans with a recorded investment of approximately $3,126,000 and $3,725,000 at March 30, 2001 and June 30, 2000, respectively, has been
recognized in conformity with SFAS No. 114 as amended by SFAS No. 118.   An
analysis of the allowance for possible loan losses for the three- and nine-month periods ended March 30, 2001 and March 31, 2000 is as follows (in thousands):


                                                       Three months ended      Nine months ended
                                                          2001       2000         2001      2000
                                                    ------------------------ -------------------
 Balance at beginning of period                        $ 2,779    $ 3,876      $ 3,699   $ 3,308
   Provision for loan losses                               538        147        1,327       918
   Loans charged to the allowance, net                    (129)      (391)      (1,838)     (594)
                                                    ------------------------ -------------------
 Balance at end of period                              $ 3,188    $ 3,632      $ 3,188   $ 3,632
                                                    ======================== ===================


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
At March 30, 2001 and June 30, 2000, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):


                                                                                      March                        June
                                                                             ---------------------        --------------------
Securities owned
 Corporate equity securities                                                  $             29,320         $            13,186
 Municipal obligations                                                                      25,057                      21,636
 U.S. Government and Government agency obligations                                           8,785                      15,519
 Corporate obligations                                                                      23,092                      24,490
 Funds and trusts                                                                           59,389                      48,155
 Other                                                                                         177                         121
                                                                             ---------------------        --------------------
                                                                              $            145,820         $           123,107
                                                                             =====================        ====================
Securities sold, not yet purchased
 Corporate equity securities                                                  $             13,659         $             5,198
 Municipal obligations                                                                         300                         715
 U.S. Government and Government agency obligations                                           3,345                       4,187
 Corporate obligations                                                                       2,835                       2,057
 Funds and trusts                                                                               77                      12,747
 Other                                                                                          36                         375
                                                                             ---------------------        --------------------
                                                                              $             20,252         $            25,279
                                                                             =====================        ====================

SHORT-TERM BORROWINGS
The Company has credit arrangements with commercial banks, which include broker loan lines up to $360,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 30, 2001, there were no amounts outstanding under these secured arrangements. There was $46,300,000 outstanding at June 30, 2000 on these credit arrangements which was collateralized by securities held for firm accounts valued at $48,046,000 and $3,500,000 which was collateralized by securities held for non customer accounts valued at $48,599,000.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at March 30, 2001 and June 30, 2000.

At March 30, 2001 and June 30, 2000, the Company had no repurchase agreements outstanding.


DEPOSITS
Deposits at March 30, 2001 and June 30, 2000 are summarized as follows (dollars in thousands):


                                                                     March                    June
                                                               Amount    Percent        Amount    Percent
                                                            --------------------       ------------------
Noninterest bearing demand accounts                            $ 14,515      4.3%       $ 13,358      5.0%
Interest bearing demand accounts                                  3,795      1.1           2,047      0.7
Savings accounts                                                    504      0.2             449      0.2
Limited access money market accounts                             12,328      3.7          11,222      4.2
Certificates of deposit, less than $100,000                     181,555     54.0         192,859     72.6
Certificates of deposit, $100,000 and greater                   123,721     36.7          45,869     17.3
                                                            --------------------       ------------------
                                                               $336,418    100.0%       $265,804    100.0%
                                                            ====================       ==================


The weighted average interest rate on deposits was approximately 6.2% at March 30, 2001 and 5.7% at June 30, 2000.

At March 30, 2001, scheduled maturities of certificates of deposit were as follows (in thousands):



                                    2001                2002                  2003               Thereafter               Total
                            -----------------    -----------------     -----------------     -----------------     -----------------

Certificates of deposit,
 less than $100,000           $       134,219      $        28,279       $         2,465       $        16,592       $       181,555

Certificates of deposit,
 $100,000 and greater                  96,500               18,304                 1,440                 7,477               123,721

                            -----------------    -----------------     -----------------     -----------------     -----------------
                              $       230,719      $        46,583       $         3,905       $        24,069       $       305,276
                            =================    =================     =================     =================     =================

ADVANCES FROM THE FEDERAL HOME LOAN BANK
At March 30, 2001 and June 30, 2000, advances from the FHLB were due as follows (in thousands):


                                     March                 June
                              -----------------     -----------------
Maturity:
 Due within one year            $        45,090       $        34,512
 Due within two years                     1,527                   317
 Due within five years                    2,688                 3,340
 Due within seven years                     231                   408
 Due within ten years                     1,431                 1,305
 Due within twenty years                  5,767                 2,986
                              -----------------     -----------------
                                $        56,734       $        42,868
                              =================     =================


Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 5.1% to 7.7%, are secured by approximately $113,056,000 of collateral value (as defined) in qualifying first mortgage loans at March 30, 2001.


NET CAPITAL REQUIREMENTS
Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At March 30, 2001, Southwest had net capital of $110,971,000, or approximately 21% of aggregate debit balances, which is $100,437,000 in excess of its minimum net capital requirement of $10,534,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 30, 2001, Southwest had net capital of $84,636,000 in excess of 5% of aggregate debit items.

Clearing and May also follow the alternative method. At March 30, 2001, Clearing had net capital of $1,263,000, which is $1,013,000 in excess of its minimum net capital requirement of $250,000 at that date. May had net capital of $7,342,000, which is $5,830,000 in excess of its net capital requirement of $1,512,000 at March 30, 2001.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At March 30, 2001, the net capital and excess net capital were $319,000 and $69,000, respectively, for SWSFS and $3,114,000 and $2,864,000, respectively, for MDB.

Asset Management Group. Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $3,376,000, which is $2,376,000 in excess of its minimum capital requirement at March 30, 2001.

Banking Group. FSB is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require the maintaining of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 30, 2001, that FSB meets all capital adequacy requirements to which it is subject.

As of March 30, 2001 and June 30, 2000, FSB is considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," FSB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.

FSB's actual capital amounts and ratios are presented in the following tables (in thousands):


                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                           For Capital        Prompt Corrective
                                                        Actual          Adequacy Purposes     Action Provisions
                                                    Amount    Ratio      Amount     Ratio      Amount     Ratio
                                                 -------------------    ------------------    -----------------
March 30, 2001:
  Total capital (to risk weighted assets)           $39,434  10.4%        $30,236   8.0%        $37,794    10.0%
  Tier I capital (to risk weighted assets)           39,807  10.5          15,118   4.0          22,677     6.0
  Tier I capital (to adjusted total assets)          39,807   8.9          17,928   4.0          22,410     5.0

June 30, 2000:
  Total capital (to risk weighted assets)           $32,322  10.9%        $23,657   8.0%        $29,571    10.0%
  Tier I capital (to risk weighted assets)           31,766  10.7          11,828   4.0          17,742     6.0
  Tier I capital (to adjusted total assets)          31,766   9.3          13,694   4.0          17,118     5.0



EARNINGS PER SHARE
A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three- and nine-month periods ended March 30, 2001 and March 31, 2000 (in thousands, except share and per share amounts), as restated for the ten percent stock dividend declared May 3, 2001 (see DIVIDENDS DECLARED):


                                                                      Three Months Ended         Nine Months Ended
                                                                          2001         2000         2001          2000
                                                                 -----------------------------------------------------
Income before cumulative effect of a change in accounting
 principle                                                         $     3,557  $    55,686  $    17,004   $    81,129
Cumulative effect of a change in accounting principle                       --           --       (2,874)           --
                                                                 -----------------------------------------------------
Net income                                                         $     3,557  $    55,686  $    14,130   $    81,129
                                                                 =====================================================


Weighted average shares outstanding - basic                         17,479,065   17,435,204   17,478,261    17,442,699
Effect of dilutive securities:
    Assumed exercise of stock options                                   74,753      164,996      104,630       158,952
                                                                 -----------------------------------------------------
Weighted average shares outstanding - diluted                       17,553,818   17,600,200   17,582,891    17,601,651
                                                                 =====================================================


Earnings per share - basic
Income before cumulative effect of a change in accounting
 principle                                                         $       .20  $      3.19  $       .97   $      4.65
Cumulative effect of a change in accounting principle                       --           --         (.16)           --
                                                                 -----------------------------------------------------
Net income                                                         $       .20  $      3.19  $       .81   $      4.65
                                                                 =====================================================


Earnings per share - diluted
Income before cumulative effect of a change in accounting
 principle                                                         $       .20  $      3.16  $       .96   $      4.61
Cumulative effect of a change in accounting principle                       --           --         (.16)           --
                                                                 -----------------------------------------------------
Net income                                                         $       .20  $      3.16  $       .80   $      4.61
                                                                 =====================================================


At March 30, 2001, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the

"1997 Plan"). At March 30, 2001, there were approximately 1,019,000 options outstanding under the 1996 Plan and approximately 56,000 options outstanding under the 1997 Plan. As of March 30, 2001, all outstanding options were dilutive and were included in the calculation of weighted average shares outstanding - diluted, except approximately 620,000 shares under the 1996 Plan and 39,000 shares under the 1997 Plan. Options above have not been restated for the ten percent stock dividend declared May 3, 2001.


SEGMENT REPORTING
The Company operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. The financial results of May are now included with the brokerage group as a result of May's acquisition in the third quarter of fiscal 2001. The category "other consolidated entities" includes the Parent and Technologies. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported.




                                                                                                              Consolidated
                                                                     Asset                         Other        Southwest
                                                     Brokerage    Management      Banking      Consolidated     Securities
                                                       Group         Group         Group         Entities       Group, Inc.
---------------------------------------------------------------------------------------------------------------------------
Three months ended March 30, 2001

 Net revenues from external sources                 $ 93,719        $ 5,126        $12,743     $   (640)         $110,948
 Net intersegment revenue (expense)                   (1,616)           149             (6)       1,473                --
 Income (loss) before income taxes and minority
  interest in consolidated subsidiaries                3,689          2,001          3,241       (3,151)            5,780
 Net income (loss)                                     3,029          1,234          1,887       (2,593)            3,557

Nine months ended March 30, 2001

 Net revenues from external sources                 $308,458        $14,764        $39,710     $  5,164          $368,096
 Net intersegment revenue (expense)                   (5,294)           428            (53)       4,919                --
 Income (loss) before income taxes and minority
  interest in consolidated subsidiaries               17,961          6,354         13,011       (9,022)           28,304
 Net income (loss)                                    13,703          3,948          7,121      (10,642)           14,130

Three months ended March 31, 2000

 Net revenues from external sources                 $143,787        $ 3,981        $ 9,471     $ 58,657          $215,896
 Net intersegment revenue (expense)                   (1,490)           231             --        1,259                --
 Income before income taxes and minority
  interest in consolidated subsidiaries               27,432          1,359          2,996       52,426            84,213
 Net income                                           18,380            968          2,799       33,539            55,686

Nine months ended March 31, 2000

 Net revenues from external sources                 $345,856        $10,608        $28,644     $ 59,393          $444,501
 Net intersegment revenue (expense)                   (4,448)           699             --        3,749                --
 Income before income taxes and minority
  interest in consolidated subsidiaries               62,240          3,089         10,001       44,862           120,192
 Net income                                           42,176          2,007          9,322       27,624            81,129


On the consolidated statements of income and comprehensive income (loss), minority interest is solely related to the banking group, and the cumulative effect of a change in accounting principle and other comprehensive income (loss) are solely related to the Parent, which is included in the other category.

REPURCHASE OF TREASURY STOCK
In November 2000, the Company's Board of Directors authorized management to repurchase up to one million shares of the Company's common stock in the open market. As of March 30, 2001, the Company had repurchased 14,500 shares at a cost of approximately $261,000.


DIVIDENDS DECLARED
The Company's regular quarterly cash dividend of $.09 was declared on May 3, 2001, payable on July 2, 2001 to shareholders of record on June 15, 2001. In addition, the Board of Directors also declared a ten percent stock dividend to be paid on August 1, 2001 to shareholders of record on July 13, 2001. As such, earnings per share and weighted average shares outstanding have been restated in the accompanying consolidated financial statements to reflect the stock dividend.


COMMITMENTS AND CONTINGENCIES
On April 17, 1998, a judgment was entered against the Company in connection with a breach of contract lawsuit. The judge awarded the defendants on their counterclaim approximately $40,000 in damages and approximately $1,700,000 in attorney's fees. The Company subsequently appealed the verdict. In August 2000, the Court of Appeals of the Fifth District of Texas reversed the previous judgment and remanded the case back to court for retrial. Management has fully reserved for this judgment. In April 2001, the Company settled the lawsuit, subject to the execution of the settlement documents, with no material impact to the consolidated financial statements.

On October 21, 1999, the Company filed an arbitration claim with the National Association of Securities Dealers against a former correspondent broker dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. On January 22, 2001, the Company was notified that it was successful in obtaining a $4.7 million award against the correspondent broker/dealer but was unsuccessful in its cause against the individual principal of the correspondent firm. The Company is pursuing collection of the award. Should the Company be unable to collect the award, the Company may be required to record the margin loan as uncollectible. The Company has fully reserved for this margin loan.



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


RESULTS OF OPERATIONS
Net income for the three- and nine-month periods ended March 30, 2001 totaled $3,557,000 and $14,130,000, respectively, representing decreases over comparable prior year periods of $52,129,000, or 94%, and $66,999,000, or 83%.

Several non-cash and infrequent items impacted earnings in both the current and comparable prior year periods. Creating a non-cash earnings impact in the current fiscal year is the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133"), which is applicable to the Company's 5% Exchangeable Subordinated Notes, which are in the form of DARTS/SM/ (or, "Derivative Adjustable Ratio Securities/SM/"). The DARTS contain an equity-based derivative designed to hedge changes in fair value of the Company's investment in Knight Trading Group, Inc. ("Knight") common stock. The embedded derivative has been designated as a fair value hedge of the Company's investment in Knight shares.

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

For the three and nine months ended March 30, 2001, the Company reclassified losses of $12,000 and $2,006,000, respectively, from other comprehensive income
(loss). Under SFAS No. 133, such gains or losses are calculated on a quarterly basis and will be reclassified from other comprehensive income until such time as the embedded derivative ceases to exist.

In an infrequent transaction in the third quarter of the prior fiscal year, the Company sold 1,200,000 shares of Knight common stock for a gain of $57,819,000, which was included in net gains on principal transactions on the consolidated statements of income and comprehensive income (loss). For the nine months ended March 31, 2000, the Company sold approximately 1,500,000 shares of Knight at a gain of $72,917,000.

A calculation of the Company's brokerage, asset management and banking operations, excluding the aforementioned items for the three- and nine-month periods ended March 30, 2001 and March 31, 2000 follows:


                                                                  Three months ended    Nine months ended
                                                                     2001      2000       2001      2000
                                                               -----------------------------------------
Net income                                                         $3,557  $ 55,686    $14,130  $ 81,129
Less:
 Gain on sale of Knight common stock, net of tax                       --   (37,582)        --   (46,041)
Add:
 Cumulative effect of a change in accounting
  principle, net of tax                                                --        --      2,874        --
 Impact of Statement of Financial Accounting
  Standards No. 133 and repurchase of DARTS,
  net of tax                                                            8        --      1,304        --
                                                               -----------------------------------------
                                                                   $3,565  $ 18,104    $18,308  $ 35,088
                                                               =========================================


After adjusting for the items mentioned above, net income decreased $14,539,000, or 80%, and $16,780,000, or 48%, in the three and nine months ended March 30, 2001 over the comparable prior year periods. These decreases are attributed to reduced margin and stock loan balances, tightened margins and reduced volumes in the clearing business, as well as higher expenses.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three- and nine-month periods ended March 30, 2001 and March 31, 2000 (dollars in thousands):


                                                                Three months ended                 Nine months ended
                                                               Amount         Percent            Amount         Percent
                                                           -----------------------------     -----------------------------
Net revenues:
   Net revenues from clearing operations                        $ (8,358)          (41%)          $ (5,526)          (12%)
   Commissions                                                    (4,965)          (23%)            (7,649)          (14%)
   Net interest                                                   (5,447)          (23%)            (2,595)           (4%)
   Investment banking, advisory and administrative fees            1,201            16%              4,491            20%
   Net gains on principal transactions                           (73,645)          (86%)           (83,242)          (72%)
   Other                                                          (1,609)          (32%)             4,395            29%
                                                           -----------------------------     -----------------------------
                                                                 (92,823)          (57%)           (90,126)          (28%)
                                                           -----------------------------     -----------------------------
Operating expenses:
   Commissions and other employee compensation                   (11,563)          (24%)            (7,515)           (6%)
   Occupancy, equipment and computer service costs                 2,285            34%              5,882            30%
   Communications                                                    148             4%               (337)           (3%)
   Floor brokerage and clearing organization charges                (527)          (24%)            (1,227)          (20%)
   Advertising and promotional                                     1,752            72%                801             7%
   Other                                                          (6,485)          (41%)             4,158            14%
                                                           -----------------------------     -----------------------------
                                                                 (14,390)          (18%)             1,762             1%
                                                           -----------------------------     -----------------------------
      Income before income taxes and minority interest          $(78,433)          (93%)          $(91,888)          (76%)
                                                           =============================     =============================

Net Revenues from Clearing Operations. Total transactions processed in the third quarter of fiscal 2001 decreased 29% to approximately 16.1 million from approximately 22.6 million in the same quarter a year ago. For the nine-month period ended March 30, 2001, transactions processed were 45.8 million, up slightly from 45.5 million in the same period of the prior year. A substantial portion of transactions processed are related to high volume trading Correspondents. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. As transaction volumes increase, revenue per clearing transaction tends to decrease as Correspondents take advantage of
volume discounts.   Margin pressure and volume declines in this business
impacted net clearing revenues for the three months ended March 30, 2001.
Margin pressure was the primary factor in the decrease in net revenues from clearing for the nine-month period ended March 30, 2001.

Commissions. The decrease in commissions in fiscal 2001 over fiscal 2000 is primarily attributable to decreased commissions from the SWS Financial Services, Inc. ("SWSFS") independent contractor network, as well as from the Company's private client group due to the general slowdown in market activity. For the three and nine months ended March 30, 2001, tickets for SWSFS were down 48% and 27%, respectively. Tickets for the private client group were down 52% and 34% for the three and nine months ended March 30, 2001, respectively. Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line brokerage subsidiary, showed a decrease in commission revenue for the comparable three month periods, but still reflected an increase in commissions over the comparable nine-month periods. Tickets for MDB were down 32% for the three months ended March 30, 2001, but were up 17% on a nine-month basis. Offsetting these decreases were increased commissions from the Company's fixed income department. Fixed income tickets increased 194% and 9% in the three and nine-month periods ended March 30, 2001 over the comparable periods of the prior year.

Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rates it earns on those assets compared with the cost of funds. Net interest is the primary source of income for First Savings Bank, FSB ("FSB") and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to FSB's depositors on interest-bearing accounts. The components of interest earnings are as follows (in thousands) for the three and nine months ended March 30, 2001 and March 31, 2000:


                                                       Three months ended                Nine months ended
                                                     2001              2000           2001              2000
                                                 -----------------------------    -----------------------------
Interest revenue:
   Customer margin accounts                      $    11,277       $    24,442    $    43,699       $    55,933
   Assets segregated for regulatory purposes           4,578             2,189         13,360             6,798
   Stock borrowed                                     28,023            38,376        102,079            96,227
   Loans                                               9,014             7,619         27,202            21,939
   Other                                               5,201             3,039         15,818            10,135
                                                 -----------------------------    -----------------------------
                                                 $    58,093       $    75,665    $   202,158       $   191,032
                                                 -----------------------------    -----------------------------
Interest expense:
   Customer funds on deposit                     $     9,340       $    10,944    $    33,096       $    27,588
   Stock loaned                                       25,000            31,999         90,580            81,405
   Deposits                                            4,472             2,879         13,139             8,729
   Other                                               1,151             6,266          3,940             9,312
                                                 -----------------------------    -----------------------------
                                                      39,963            52,088        140,755           127,034
                                                 -----------------------------    -----------------------------
   Net interest                                  $    18,130       $    23,577    $    61,403       $    63,998
                                                 =============================    =============================


For the three and nine months ended March 30, 2001, net interest income accounted for 26% and 27%, respectively, of the Company's net revenue versus 22% and 26% for the three and nine months ended

March 31, 2000, after adjusting prior year revenue for the previously mentioned gains on the sale of Knight common stock. Net interest revenue generated by FSB accounted for approximately 8% of net revenue for both the three and nine months ended March 30, 2001 and 5% and 7%, respectively, for the three and nine months ended March 31, 2000. Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the past two fiscal years. Net interest revenue generated from securities lending activities has decreased as have average balances borrowed and loaned for the three and nine months ended March 30, 2001 over the comparable prior year periods. At FSB, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

Average balances on interest-earning assets and interest-bearing liabilities are as follows (in thousands):


                                                       Three Months Ended       Nine Months Ended
                                                        2001         2000        2001        2000
                                                -------------------------------------------------
Average interest-earning assets:
 Customer margin balances                         $  499,000   $1,118,000  $  632,000  $  861,000
 Stock borrowed                                    2,356,000    3,759,000   2,653,000   3,155,000
 Loans held for investment                           274,000      224,000     265,000     218,000
 Loans held for sale                                  81,000       38,000      53,000      37,000

Average interest-bearing liabilities:
 Customer funds on deposit                           738,000      908,000     824,000     792,000
 Stock loaned                                      2,358,000    3,729,000   2,654,000   3,139,000
 Certificates of deposit, NOW, money market and
  savings                                            277,000      224,000     272,000     220,000



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

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting and distribution of corporate and municipal securities, unit trusts and money market and other
mutual funds.   The primary reason for the increase in the three and nine-month periods ended March 30, 2001 over the comparable periods of the prior year is growth in the Asset Management Group. Average assets under management were $4.6 billion and $4.7 billion in the three and nine months ended March 30, 2001, up from $4.5 billion and $3.9 billion in the three and nine months ended March 31, 2000.

Net Gains on Principal Transactions. For the three and nine months ended March 30, 2001, net gains on principal transactions includes $3.2 million and $8.4 million, respectively, of gains realized on the sale of Knight common stock to fund MDB's advertising commitments. Likewise, $1.7 million and $7.9 million, respectively, represent the sales to fund MDB's advertising for the three and nine months ended March 31, 2000. Excluding these gains, as well as the previously mentioned $57.8 million gain on the sale of 1.2 million shares of Knight stock in the second quarter of fiscal 2000 and the $72.9 million gain on the sale of approximately 1.5 million shares of Knight for the nine months ended March 31, 2000, net gains on principal transactions were $8.6 million and $23.9 million for the three- and nine-month periods ended March 30, 2001 and $26 million and $34.7 million for the three- and nine-month periods ended March 31, 2000.

Net gains, as adjusted above, therefore decreased when comparing the three and nine months ended March 30, 2001 to the same periods of the prior year. These results are attributed to a $3 million unrealized loss on a hedging transaction at the corporate level, in addition to unfavorable results from the equity trading area due to market conditions. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Other Revenue. Other revenue decreased in the third quarter of fiscal 2001 compared to the prior year due to a decrease in the Company's equity in earnings of JAWS Trading LLC ("LLC") of $1.3 million. LLC is a designated primary market maker on the Chicago Board Options Exchange and began operations in September 1999. For the nine months ended March 30, 2001, other revenue increased due to equity earnings in LLC of approximately $2.2 million, as well as increased revenue from insurance products at SWSFS and gains on asset sales by FSB. As of April 30, 2001, the Company discontinued its relationship with LLC and withdrew from the partnership.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the three- and nine-month periods ended March 30, 2001, commissions and other employee compensation expense decreased over the same periods in the prior year. The decrease in compensation for the three and nine-month period ended March 30, 2001 was principally due to decreased commissions and benefits paid to revenue-producing employees generating lower levels of operating income. Additionally, accruals for profit sharing and incentive compensation decreased over the prior year due to the operating performance of the Company. The number of full-time employees increased to 1,164 at March 30, 2001 compared to 1,017 at March 31, 2000.

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased for both the three- and nine-month periods ended March 30, 2001 over the same period of the prior year due to an increase in leased computer hardware related to the implementation of a new brokerage software system, Comprehensive Software Systems, Ltd. ("CSS").

Advertising and Promotional. Advertising and promotional has increased in the three and nine months ended March 30, 2001 over the comparable prior year periods as a result of MDB accelerating its ad campaign during the quarter ended March 30, 2001 to take advantage of increased consumer awareness near the personal Federal tax filing deadline.

Other Expense. Other expense has decreased in the third quarter of fiscal 2001 over the third quarter of fiscal 2000 due to legal expenses and other reserves which were recorded in the third quarter of the prior year. The primary reason for the increase in other expense on a nine month basis is the previously mentioned non-cash charge related to SFAS No. 133. Other expense also increase for the nine months ended March 30, 2001 compared to March 31, 2000 due to additional contract labor and professional consulting costs associated with the Company's implementation of the CSS system.


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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $360,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At March 30, 2001, there were no amounts outstanding under these secured arrangements. In the opinion of management, these credit arrangements are adequate to meet the short-term operating needs of the Company. In addition to the broker loans lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at March 30, 2001.

The Company has issued DARTS due June 30, 2004. At maturity, the principal of the DARTS will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The DARTS were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes' maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Notes' issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At March 30, 2001, the Company had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $9.8 million on the consolidated statements of financial condition.

Net cash provided by operating activities during the nine-month period ended March 30, 2001 was $32,580,000. The cash was provided primarily by the change in net clients accounts, net of changes in the other operating assets and liabilities.

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

In accordance with the Securities and Exchange Commission's risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased which are in the Company's trading portfolio, as well as marketable equity securities in the Company's available-for-sale portfolio, which are subject to interest rate and equity price risk (in thousands):


                                                                       Years to Maturity
                                                      1 or less    1 to 5   5 to 10   Over 10     Total
---------------------------------------------------------------------------------------------------------
Trading securities, at fair value
 Municipal obligations                                  $   (67)   $2,107    $ 5,110   $17,607   $ 24,757
 U.S. Government and Government agency obligations        3,436     1,597        163       244      5,440
 Corporate obligations                                    1,508     4,176      4,847     9,726     20,257
                                                    -----------------------------------------------------
   Total debt securities                                  4,877     7,880     10,120    27,577     50,454
 Corporate equity                                            --        --         --    15,661     15,661
 Funds & trusts                                          59,312        --         --        --     59,312
 Other                                                      103       (36)        --        74        141
                                                    -----------------------------------------------------
                                                        $64,292    $7,844    $10,120   $43,312   $125,568
                                                    =====================================================

                                                                       Years to Maturity
                                                      1 or less   1 to 5   5 to 10    Over 10     Total
--------------------------------------------------------------------------------------------------------
Weighted average yield
 Municipal obligations                                     2.93%    3.92%     4.11%      4.57%      4.42%
 U.S. Government and Government agency obligations         5.62%    4.65%     1.56%      8.86%      5.35%
 Corporate obligations                                     7.88%    8.11%     8.58%     10.46%      9.33%

Available-for-sale securities, at fair value
 Marketable equity securities                             $  --    $  --     $  --    $16,938    $16,938
                                                    ====================================================


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

None Reportable (Per Instructions to Form 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Southwest Securities Group, Inc.
                                        --------------------------------
                                           (Registrant)


May 14, 2001                            /S/ David Glatstein
---------------------                   --------------------------------------
Date                                    (Signature)
                                        David Glatstein
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


May 14, 2001                            /S/ Stacy M. Hodges
---------------------                   --------------------------------------
Date                                    (Signature)
                                        Stacy M. Hodges
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)


May 14, 2001                            /S/ Laura Leventhal
---------------------                   --------------------------------------
Date                                    (Signature)
                                        Laura Leventhal
                                        Controller
                                        (Principal Accounting Officer)