Form 10-K405
period 2001-06-29
SOUTHWEST SECURITIES GROUP INC
filed 2001-09-27
CIK 878520

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 29, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

As of September 21, 2001, there were 17,239,393 shares of the Registrant's common stock, $.10 par value, outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $202,591,000 using a market price of $15.48 on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's Annual Meeting of Stockholders to be held November 7, 2001, which will be filed with the Commission pursuant to Regulations 240.14a (6)(c) within 120 days after the Registrant's fiscal year end, are incorporated by reference into Part I and Part III of the Report on Form 10-K.

                                     PART I

Item 1.    Business

(a)  General Development of Business

We are a full-service securities and banking firm using technology to deliver a broad range of investment and related financial services to our clients, which include individual and institutional investors, broker/dealers, corporations, governmental entities and financial intermediaries. We are a Delaware corporation and were incorporated in 1972.

Brokerage Group

We provide clearing services to over 200 correspondent broker/dealers and over 400 independent contract brokers, as well as full-service and online discount brokerage services to individual investors. Clearing involves maintaining our correspondent clients' accounts, processing securities transactions, extending margin loans and performing a variety of administrative services as agent for our correspondent broker/dealers. Our clearing business is complemented by our securities trading, securities lending and investment banking businesses.

Our principal subsidiary, SWS Securities, Inc. ("SWS, Inc."), formerly Southwest Securities, Inc., is a registered securities broker/dealer and a member of the New York Stock Exchange ("NYSE") and other major exchanges. SWS, Inc., provides correspondent services to securities broker/dealers and other financial institutions in 28 states, one U.S. Territory, Canada and Europe. SWS, Inc. serves individual investors through its Private Client Group offices in Texas and New Mexico and institutional investors nationwide from its Dallas, New York and Chicago offices.

We operate other broker/dealer subsidiaries engaged in certain aspects of the securities brokerage business. All are National Association of Securities Dealers ("NASD") registered broker/dealers. SWS Financial Services, Inc. ("SWSFS") contracts with independent registered representatives for the administration of their securities business. We offer on-line discount brokerage services through Mydiscountbroker.com, Inc. ("MDB"). SWSFS and MDB are correspondents of SWS, Inc. May Financial Corporation ("May") was acquired on February 28, 2001 and conducts general securities business as well as limited clearing operations. Although it is a registered broker/dealer, Southwest Clearing Corporation ("Clearing") has not begun operations. In August 2001, the Company acquired O'Connor & Company Securities, Inc. ("O'Connor"), which is engaged in the origination, sale and trading of taxable and tax-exempt municipal bonds. O'Connor is located in Newport Beach, California.

Asset Management Group

We offer investment management, advisory and trust services through three subsidiaries. Westwood Management Corporation ("Westwood"), a registered investment advisor, manages the Gabelli-Westwood Family of Mutual Funds as well as equity and fixed income investments for a diverse clientele including corporate plan sponsors, charitable institutions, educational endowments and public funds. Westwood Trust ("Trust") provides trust, custodial and other management services to high net worth individuals and corporations throughout Texas and the Southwest. SWS Capital Corporation ("Capital"), administers the Local Government Investment Cooperative ("LOGIC") fund for cities, counties, schools and other local governments across Texas.

Banking Group

We also offer full-service, traditional banking through First Savings Bank, FSB, Arlington, Texas ("FSB"), as well as Internet banking via FSB's online division, MyBankUSA.com. FSB has several wholly and majority owned subsidiaries as well. First Consumer Credit, L.L.C. buys and sells home improvement loans receivable; FSBF, L.L.C. purchases non-prime automobile loans; and FSB Development, L.L.C. develops single family residential lots.

Other Services

We provide Internet services, network design and engineering and disaster recovery services to the Company, its clients and other customers in the southwestern United States through our subsidiary SWS Technologies Corporation ("Technologies").

(b) Financial Information about Operations

Our operations consist of various financial services provided to our clients. The following table shows our revenue by source for the last three fiscal years as restated for the acquisition of ASBI Holdings, Inc. ("ASBI"), in April 2000, the parent of FSB, accounted for as a pooling-of-interests (dollars in thousands):

                                                               2001                    2000                     1999
                                                               ----                    ----                     ----
                                                        Amount      Percent      Amount    Percent         Amount   Percent
                                                     ------------------------------------------------------------------------------
Net revenues from clearing
      operations                                     $  50,017        11%      $  61,233     10%         $  40,118     11%
                                                     ---------                 ---------                 ---------
Commissions:
      Listed equities                                    8,255         2%         11,303      2%            13,481      3%
      Over-the-counter equities                         23,452         5%         25,294      4%            15,392      4%
      Corporate bonds                                   10,730         2%          8,922      2%             7,630      2%
      Government bonds and mortgage-backed
         securities                                      1,445        --           1,719     --              3,162      1%
      Municipal bonds                                    5,291         1%          5,465      1%             5,568      1%
      Options                                            2,558         1%          3,749      1%             2,885      1%
      Mutual funds                                      13,227         3%         15,702      3%            14,310      4%
      Other                                              1,412        --           1,570     --              2,620      1%
                                                     ---------                 ---------                 ---------
                                                        66,370                    73,724                    65,048
                                                     ---------                 ---------                 ---------

Interest                                               249,427        53%        265,664     45%           178,110     48%
                                                     ---------                 ---------                 ---------

Investment banking fees:
      Corporate                                          1,695        --           2,943     --              2,108     --
      Municipal                                          8,372         2%          7,538      2%            10,650      3%
                                                     ---------                 ---------                 ---------
                                                        10,067                    10,481                    12,758
                                                     ---------                 ---------                 ---------

Advisory and administrative fees:
      Institutional and individual accounts             18,781         4%         14,111      2%            11,502      3%
      Money market funds                                 5,546         1%          6,019      1%             6,090      2%
      Other                                              1,345        --             724     --                401     --
                                                     ---------                 ---------                 ---------
                                                        25,672                    20,854                    17,993
                                                     ---------                 ---------                 ---------

Net gains on principal transactions:
      Investment in Knight Trading Group, Inc.          15,480         4%         83,570     14%                --     --
      Equity securities                                 22,198         5%         50,748      9%            36,163     10%
      Municipal securities                               1,318        --           1,046     --              3,399      1%
      Other                                              6,090         1%          2,098     --              2,127     --
                                                     ---------                 ---------                 ---------
                                                        45,086                   137,462                    41,689
                                                     ---------                 ---------                 ---------

Other:
      Other fee revenue from clearing operations         8,638         2%          9,151      2%             8,102      2%
      Non-interest bank revenue                          6,893         1%          3,966      1%             3,971      1%
      Floor brokerage                                    2,214         1%          2,353     --              2,281      1%
      Other                                              6,318         1%          4,198      1%             2,275      1%
                                                     ---------                 ---------                 ---------
                                                        24,063                    19,668                    16,629
                                                     ---------                 ---------                 ---------
                Total revenue                        $ 470,702       100%      $ 589,086    100%         $ 372,345    100%
                                                     =========                 =========                 =========

(c) Narrative Description of Business

As of June 29, 2001, we employed 1,121 individuals. SWS, Inc. employed 859 of these individuals, 122 of whom were full-time retail representatives. In addition, 467 full-time retail representatives were affiliated as independent contractors. Through our broker/dealer subsidiaries, we provide securities services to approximately 229,000 client accounts. No single client accounts for a material percentage of our total business.

BROKERAGE SERVICES

SWS Securities, Inc. SWS, Inc.'s activities in the securities business include execution and clearing of securities transactions, individual and institutional securities brokerage, securities lending, management of and participation in underwriting of equity and fixed income securities, market making in corporate securities and research and investment advisory services. For the year ended June 29, 2001, revenues of SWS, Inc. accounted for approximately 73% of consolidated revenues.

SWS, Inc. is a member firm of the NYSE, the American Stock Exchange, Inc. and the Chicago Stock Exchange, Inc. It is also a member of the NASD, the Securities Investor Protection Corporation ("SIPC"), and other regulatory and trade organizations. SIPC provides protection for clients up to $500,000 each with a limitation of $100,000 for claims for cash balances. SWS, Inc. purchases insurance which, when combined with the SIPC insurance, provides total coverage in certain circumstances of up to $25 million per client for securities held in clients' accounts with no aggregate limit.

Execution and Clearing. SWS, Inc. provides clearing and execution primarily on a fully-disclosed basis for other broker/dealers including general securities broker/dealers, bank affiliated firms and those firms specializing in high volume trading. In a fully disclosed clearing transaction, the identity of the correspondent's client is known to SWS, Inc., and SWS, Inc. physically maintains the client's account and performs a variety of services as agent for the correspondent. SWS, Inc. provides clearing and execution services for 189 correspondents throughout the United States and Europe. May also provides clearing services for 18 correspondents. Correspondent firms are charged fees based on their use of services according to a standard clearing schedule. Discounts are given from the standard schedule based on total volume and type of services provided to the correspondent. Besides service charges realized from securities clearing activities, SWS, Inc. also earns substantial amounts of interest income. SWS, Inc. extends credit directly to its customers, the customers of correspondent firms and the correspondent firms themselves in order to facilitate the conduct of customer and correspondent securities transactions. This credit is termed margin lending. The correspondents indemnify SWS, Inc. against margin losses on their customers' accounts. SWS, Inc. also extends margin credit directly to correspondents to the extent that such firms pledge proprietary assets as collateral. Since SWS, Inc. must rely on the guaranties and general creditworthiness of the correspondents, SWS, Inc. may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

While SWS, Inc.'s correspondent relationships are with a wide range of general securities broker/dealers and bank-affiliated broker/dealers, SWS, Inc. provides clearing services for a number of high-volume trading firms. These firms specialize in providing services to those customers who trade actively on a daily basis. As of June 29, 2001, SWS, Inc. provides clearing services for 12 of these firms. The nature of services provided to the customers of these firms are substantially different from the standard correspondent relationship and, accordingly, fees for services to these correspondents are discounted from the fees normally charged in the standard clearing schedule. The following table reflects the number of client transactions processed for each of the last three years and the number of correspondents at the end of each year:

                                                       Fiscal 2001   Fiscal 2000   Fiscal 1999
                                                       -----------   -----------   -----------
     Tickets for high-volume trading firms              59,180,312    57,045,597    20,967,740
     Tickets for general securities broker/dealers       1,104,326     1,504,108       852,107
     Tickets for internal correspondents                   496,874       545,733       258,948
     Tickets for SWS, Inc. account executives              542,275       516,699       304,540
                                                       -----------   -----------   -----------
     Total tickets                                      61,323,787    59,612,137    22,383,335
                                                       ===========   ===========   ===========


                                     Fiscal 2001    Fiscal 2000     Fiscal 1999
                                    -------------  -------------  --------------
     SWS, Inc. correspondents                 189            200             216
     May correspondents                        18             --              --
                                    -------------  -------------  --------------
         Total correspondents                 207            200             216
                                    =============  =============  ==============

In addition to clearing trades, SWS, Inc. provides other products and services to its correspondents such as recordkeeping, trade reporting, accounting, general back-office support, securities lending, reorganization and custody of securities. SWS, Inc. also attempts to enrich its correspondent relationships by advising the correspondent on communications and networking functions as well as making available to them a variety of non-brokerage products and services on favorable terms.

The terms of SWS, Inc.'s agreements with its correspondents define the allocation of financial, operational and regulatory responsibility arising from the clearing relationship. To the extent that the correspondent has available resources, SWS, Inc. is protected against claims by customers of the correspondent arising from actions by the correspondent; however, if the correspondent is unable to meet its obligations, dissatisfied customers may attempt to seek recovery from SWS, Inc.

Individual and Institutional Securities Brokerage. As a securities broker, SWS, Inc. acts as agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter ("OTC") market. In most cases, SWS, Inc. charges commissions to its retail clients, on both exchange and OTC transactions, in accordance with its established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client's level of business, the trade size and other relevant factors. SWS, Inc. discounts its commissions substantially on institutional transactions based on trade size and the amount of business conducted annually with each institution. For certain fee-based accounts, a fee is charged in lieu of standard commissions. In addition, SWS, Inc. sells a number of professionally managed mutual funds and maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker/dealers. Some account executives employed by SWS, Inc. maintain a license to sell certain insurance products. SWS, Inc. is registered with the Commodity Futures Trading Commission as a non-guaranteed introducing broker and is a member of the National Futures Association. SWS, Inc. is a fully disclosed client of one of the largest futures commodity merchants in the United States.

As of June 29, 2001, SWS, Inc. had nine retail brokerage offices, two located in Dallas and one each in Georgetown, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; and Albuquerque and Santa Fe, New Mexico. In addition, SWS, Inc. has bond brokerage offices in Dallas, Chicago and New York; and an institutional sales office in Dallas. SWS, Inc. also has trading offices in Dallas and Brighton, Michigan.

Customer Financing. Client transactions in securities are effected on either a cash or margin basis. In margin transactions, the client pays a portion of the purchase price, and SWS, Inc. makes a loan to the client for the balance, collateralized by the securities purchased or by other securities owned by the client. SWS, Inc. provides financing for margin transactions for its own clients as well as correspondents' clients. SWS, Inc. may extend credit on a margin basis directly to correspondents to the extent the correspondent holds securities positions for their own account. Interest is charged, at a floating rate, to clients on the amount borrowed to finance margin transactions. The rate charged is dependent on the average net debit balance in the client's accounts, the activity level in the accounts and the applicable cost of funds. The amount of the loan is subject to the margin regulations ("Regulation T") of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and SWS, Inc.'s internal policies, which in many instances are more stringent than Regulation T or NYSE requirements. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, the NYSE regulates the percentage of client cash or securities that must be on deposit at all times as collateral for the loans. In permitting clients to purchase on margin, SWS, Inc. is subject to the risk of a market decline, which could reduce the value of its collateral below the client's indebtedness. Agreements with margin account clients permit SWS, Inc. to liquidate clients' securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, SWS, Inc. may be unable to liquidate clients' securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged, or a stop order is issued with regard to pledged securities.

The primary source of funds to finance clients' margin account balances is credit balances in clients' accounts. SWS, Inc. generally pays interest to clients on these credit balances at a rate determined periodically. Available credit balances are used to lend funds to SWS, Inc. customers purchasing securities on margin. Securities and Exchange Commission ("SEC") regulations restrict the use of clients' funds to the financing of clients' activities including margin account balances. Excess customer credit balances are invested in short-term securities segregated for the exclusive benefit of customers as required by SEC regulations. SWS, Inc. generates net interest income from the positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances.

Securities Lending Activities. SWS, Inc. performs securities lending services for its own clients, clients of correspondents and correspondents themselves as well as for other broker/dealers and lending institutions. SWS, Inc.'s securities borrowing and lending activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker/dealers for similar purposes. When borrowing securities, SWS, Inc. is required to deposit cash or other collateral, or to post a letter of credit with the lender and SWS, Inc. generally receives a rebate (based on the amount of cash deposited) or a fee calculated to yield a negotiated rate of return. When lending securities, SWS, Inc. receives cash or similar collateral and generally pays a rebate (based on the amount of cash deposited) to the other party to the transaction. Generally, SWS, Inc. earns net interest income based on the spread between the interest rate on cash or similar collateral deposited and the interest rate paid on cash or similar collateral received. Stock borrowing and securities lending transactions are generally executed pursuant to written agreements with counterparties which require that (1) securities borrowed and loaned be marked-to-market on a daily basis, (2) excess collateral be refunded, and (3) deficit collateral be furnished. Margin adjustments are usually made on a daily basis through the facilities of various clearinghouses. SWS, Inc. is a principal in these securities borrowing and lending transactions and becomes liable for losses in the event of a failure of any other party to honor its contractual obligation. SWS, Inc.'s management sets limits on transaction volumes with each counter-party and reviews these limits on a weekly basis to monitor the risk level with each counter-party.

The securities lending business is conducted primarily out of the Company's New York office using a highly specialized sales force. Competition for these professionals is intense and there can be no assurance that SWS, Inc. will be able to retain these securities lending professionals.

Investment Banking and Underwriting Activities. SWS, Inc. earns investment banking revenues by assisting corporate clients in planning to meet their financial needs and advising them on the most advantageous means of raising capital. Such plans are sometimes implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. These types of activities are conducted in the corporate finance department that is staffed with nine professionals and four analysts. In addition to public offerings and private placements, SWS, Inc. provides other consulting services, including providing valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

The syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises SWS, Inc.'s selling allotments to its branch office system, to institutional clients and to other broker/dealers.

SWS, Inc. is also among the leaders in its geographic region in the origination, syndication and distribution of securities of municipalities and political subdivisions. The public finance department, which is staffed by 22 professionals, provides professional financial advisory services to public entities. SWS, Inc. maintains branch offices in San Antonio, Austin and Houston, Texas; Albuquerque, New Mexico; and Boston, Massachusetts.

The following table sets forth, for the last three fiscal years, the number and dollar amounts, using the full credit to the co-manager method, of municipal bond offerings senior-managed or co-managed by SWS, Inc.

                                                       Aggregate
                  Fiscal          Number of            Amount of
                   Years           Issues              Offerings
               --------------   --------------  ------------------
                   2001              136        $    3,083,979,000
                   2000              158        $    3,414,729,000
                   1999              175        $    4,846,558,000


Participation in underwritings, both corporate and municipal, can expose SWS, Inc. to material risk, since the possibility exists that securities it has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.

Market Making Activities. SWS, Inc. is a market maker in OTC and exchange-listed equity securities as well as a dealer in tax-exempt and governmental fixed income securities. Trading securities in the OTC market involves the purchase of securities from and the sale of securities to clients of SWS, Inc. or to other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. SWS, Inc. makes markets in 633 OTC common stocks and 550 exchange-listed stocks. SWS, Inc. frequently acts as agent in the execution of OTC orders for its clients and, as such, transacts these trades with other dealers. When SWS, Inc. receives a client order in a security in which it makes a market, it may act as principal as long as it matches or improves upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Recently adopted regulations require that client limit orders be satisfied prior to the brokerage firm buying securities into or selling the securities from their own inventory at the same price.

While most of SWS, Inc.'s principal transactions are executed to facilitate individual and institutional customer trades, SWS, Inc. also maintains certain inventory positions for its own accounts. These inventories require the commitment of capital and expose the Company to the risk of a loss if market prices of the securities held in inventory decrease. General market conditions, interest rates and the financial prospects for issuers of such securities may affect the market prices of securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established and are reviewed periodically.

Research Activities. SWS, Inc. has a research department that provides analysis, investment recommendations and market information with an emphasis on companies located in certain industries. At June 29, 2001, SWS, Inc. had 12 senior securities analysts publishing research on 86 companies. The department focuses on particular industry groups, including consumer products, health care, real estate and technology.

Information Technology. Information technology is an integral part of SWS, Inc.'s clearing and brokerage activities. SWS, Inc. currently operates a computing system that uses Comprehensive Software Systems, Inc. ("CSS") software for substantially all customer transactions. This software is being developed by CSS, a joint venture with SWS, Inc. and several other broker/dealers.

The CSS system is a Microsoft-based architecture utilizing Microsoft Visual Basic, Window NT, C++ and SQL Server 7.0 and is fully compatible with off-the-shelf Microsoft applications such as Word, Excel and PowerPoint. Since CSS is based on an open architecture, SWS, Inc. is able to operate the system on standardized servers.

SWS, Inc. operates sophisticated hardware and software to execute and process securities transactions (back-office) and is engaged in continuing software development and regular up-grades on its computer hardware. SWS, Inc.'s data center features a six-processor Tandem S72000 Himalaya system and a sophisticated telecommunications network supporting over 3,300 terminals. SWS, Inc. is transitioning from its Himalaya mainframe to a family of Intel-based servers as a part of its migration to the CSS software.

While SWS, Inc.'s software is licensed from Securities Industry Software Corporation, SWS, Inc. employs in-house programmers to develop proprietary enhancements and to maintain its system. SWS, Inc. provides brokerage accounting, order entry and market data in a local area network/wide area network environment as well as through other traditional communication environments.

SWS, Inc. continues to invest in Internet and other communications technology. SWS, Inc. is currently providing Internet access to account information for certain correspondents and expects to expand this service. SWS, Inc. also provides Internet service for correspondents and other end users, as well as employees. Internet and other communication mechanisms may expose the Company to increased risk of unauthorized access to data systems.


SWS Financial Services, Inc. SWSFS is an NASD member broker/dealer that contracts with 464 individual registered representatives who are NASD licensed salespersons for the conduct of their securities business. SWSFS is a correspondent of SWS, Inc. While these registered representatives must conduct all of their securities business through SWSFS, their contracts permit them to conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than SWS, Inc.'s account executives to compensate them for their added expenses.

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

May Financial Corporation May is a NASD member broker/dealer that conducts general securities business as well as limited clearing operations. May has 18 correspondents, 10 retail representatives and three independent contracting registered representatives.

ASSET MANAGEMENT AND TRUST SERVICES

Westwood Management Corporation Westwood is a registered investment advisor founded in 1983 by Susan M. Byrne, who continues to serve as its President and Chief Executive Officer. The firm, which has headquarters in Dallas, manages equity, fixed income and balanced accounts for a diverse clientele, including corporate plan sponsors, charitable institutions, educational endowments and public funds. In addition, Westwood manages the Gabelli-Westwood Family of Mutual Funds which is available to both taxable and non-taxable investors.

Westwood Trust Trust was established in 1974 and provides trust, custodial and other management services to estates, charitable and other trusts and retirement plans established by high net worth individuals and corporations throughout Texas and the Southwest. Trust is chartered and regulated by the Texas Department of Banking.

SWS Capital Corporation Capital was established in 1994 and administers the LOGIC program. The LOGIC program is targeted to the needs of cities, counties, schools and other local governments across Texas and conforms with the Interlocal Cooperation Act and the Public Funds Investment Act of the Texas Government Code. This program allows participants to pool their available funds, resulting in increased economies of scale, which allow higher returns while maintaining a high degree of safety and liquidity.

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

First Consumer Credit, L.L.C. First Consumer Credit, L.L.C. a Texas limited liability company, ("First Consumer") engages in various aspects of buying and selling home improvement loans receivable by purchasing installment consumer home improvement notes that have anticipated average terms of 90 months and are generally secured by residential real estate. First Consumer typically holds these notes only a minimal period of time before the portfolios of the notes are accumulated and sold in bulk. This entity is licensed to conduct business in 37 states. FSB currently owns approximately 47% of the voting interest in First Consumer.

FSBF, L.L.C. FSBF, L.L.C. a Texas limited liability company, ("FSBF") engages in the purchasing of non-prime loans secured by liens on automobiles and light trucks. The loans are generally originated by car dealerships and other institutions dealing in such consumer paper. FSB currently owns approximately 51% of the voting interest in FSBF.

FSB Development, L.L.C. FSB Development, L.L.C. a Texas limited liability company, ("FSB Development") currently owns a 69% limited partnership interest in Harley Associates, Ltd., a Texas limited partnership ("Harley Associates"). Harley Associates is engaged in developing single-family residential lots in the Dallas-Fort Worth metropolitan area. The lots are sold to high volume builders whose operating history indicates they will have the ability to complete such development. FSB is currently the sole member of FSB Development.

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

We compete with other securities firms and with banks, insurance companies and other financial institutions principally on the basis of service, product selection, price, location and reputation in local markets. We operate at a price disadvantage to discount brokerage firms that do not offer equivalent services. SWS, Inc. competes for the correspondent clearing business on the basis of service, price, technology, product selection and reputation. We compete in asset management services with other portfolio managers principally based on portfolio performance, price and service.

REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASDR and the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. SWS, Inc., SWSFS and MDB are registered in all 50 states. SWS, Inc. is also registered in Puerto Rico. May is registered all states except Connecticut, Maine, Montana, North Dakota and Vermont.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders:


         Name            Age                  Position
         ----            ---                  --------

  David Glatstein        52     Director, Chief Executive Officer and President
  William D. Felder      43     Executive Vice President
  Kenneth R. Hanks       47     Executive Vice President and Chief Operating
                                  Officer
  Stacy M. Hodges        38     Executive Vice President, Chief Financial
                                  Officer and Treasurer
  Daniel R. Leland       40     Executive Vice President
  Richard H. Litton      54     Executive Vice President
  W. Norman Thompson     45     Executive Vice President and Chief Information
                                  Officer
  Paul D. Vinton         52     Executive Vice President

David Glatstein was elected Chief Executive Officer in May 1996 and has served as President and a director of both the Company and SWS, Inc. since May 1995. Mr. Glatstein was Chief Executive Officer of Barre & Company, Inc. from its founding in 1980 until its acquisition by SWS, Inc. in 1995; First Vice President of the Securities Division of Lehman Brothers Kuhn Loeb, Inc. from 1978 to 1980 and a securities broker with White, Weld & Company, Inc. from 1973 to 1978. Mr. Glatstein is a past Chairman of the District 6 Business Conduct Committee of the NASD.

William D. Felder has served as Executive Vice President of the Company since December 1995 and as Senior Vice President of the Company since 1993. Mr. Felder has been associated with SWS, Inc. in various other capacities since 1980, including director since August 1993 and Senior Vice President in charge of Clearing Services from 1988 to 1998. Mr. Felder is a past Chairman of the District 6 Business Conduct Committee of the NASD and a past member of the Board of Governors of the Chicago Stock Exchange.

Kenneth R. Hanks has served as Executive Vice President since June 1996 and Chief Operating Officer since August 1998. Mr. Hanks was the Company's Chief Financial Officer from June 1996 to August 1998 and has been a director of SWS, Inc. since June 1997. Mr. Hanks served in various executive capacities of Rauscher Pierce Refsnes, Inc. from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with the NASD and formerly served as a member of the NASD's District 6 Business Conduct Committee.

Stacy M. Hodges has served as Treasurer and Chief Financial Officer since August 1998 and Executive Vice President since February 1999. Ms. Hodges was Controller of the Company from September 1994 to August 1998. Ms. Hodges has been a director of SWS, Inc. since June 1997. Prior to joining SWS, Inc., Ms. Hodges was a Senior Audit Manager in the Financial Services division of KPMG LLP. Ms. Hodges is a member of the Texas Society of CPAs.

Daniel R. Leland has served as Executive Vice President of the Company since February 1999. He has served as Executive Vice President of SWS, Inc. since July 1995. He has been in charge of the Fixed Income Division since November 1997 and MDB, SWSFS and the Private Client Group since July 2000. Mr. Leland began his career at Barre & Company in June 1983 where he was employed in various capacities in fixed income sales and trading before becoming President of Barre & Company in 1993. Mr. Leland has been an arbitrator for the NASD and is a past Vice Chairman of the District 6 Business Conduct Committee.

Richard H. Litton has served as Executive Vice President of the Company and Executive Vice President in charge of the Public Finance Division since July 1995. Previously, Mr. Litton was President of a regional investment bank and headed the Municipal Group in the Southwest for Merrill Lynch. Mr. Litton served on various advisory committees for the Texas House of Representatives' Financial Institutions Committee, is past member and director of the Municipal Advisory Council of Texas and is a past member of the Marketing Committee of the Public Securities Association.

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

Paul D. Vinton has served as Executive Vice President of the Company since November 1998 and as Senior Vice President of SWS, Inc. since June 1995. Mr. Vinton was associated with Stephens Inc. in various capacities from 1993 through 1995. Mr. Vinton has been employed within the securities industry since 1972 with various firms dealing primarily in operational, clearance and settlement activities. Mr. Vinton has served on various industry group boards including most recently the Depository Trust Company Settlement Advisory Board.

Item 2.       Properties

Our executive offices are located in approximately 180,600 square-feet of leased space in an office building in Dallas, Texas. The lease expires in 2008. We conduct our clearing operations primarily in our principal office in Dallas, Texas and our office in New York. We have nine retail brokerage offices, two located in Dallas, Texas and one each in Georgetown, Longview, Lufkin, Nacogdoches and San Antonio, Texas; and Albuquerque and Santa Fe, New Mexico. We have public finance branch offices in San Antonio, Austin and Houston, Texas; Albuquerque, New Mexico; and Boston, Massachusetts. We have fixed income branch offices in Chicago, Illinois and New York. We have a trading office in Brighton, Michigan. Our bank leases its main office located in Arlington, Texas and also leases space in northeast Tarrant County and Dallas for loan production offices. Our bank owns a drive-in facility located next to the main office and a branch office in south Arlington. Our technology group has three locations in the Dallas/Fort Worth area, including a disaster recovery site. Our present facilities and equipment are adequate for current and planned operations.

Item 3.       Legal Proceedings

On April 17, 1998, a judgment was entered against the Company in connection with a breach of contract lawsuit. The judge awarded the defendants on their counterclaim approximately $40,000 in damages and approximately $1,700,000 in attorney's fees. The Company subsequently appealed the verdict. In April 2001, the Company settled the lawsuit with no material impact to the consolidated financial statements.


On May 22, 1998, a class action claim was filed in the United States District Court for the Northern District of Texas against us and ViaGraphix Corporation alleging that material misrepresentations were made in the registration statement and prospectus that was filed with the SEC and distributed to investors in connection with the initial public offering of stock of ViaGraphix, which was managed and underwritten by us. This claim was dismissed on February 16, 2001.

On October 21, 1999, the Company filed an arbitration claim with the NASD against a former correspondent broker dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. On January 22, 2001, the Company was notified that it was successful in obtaining a $4.7 million award against the correspondent broker/dealer but was unsuccessful in its cause against the individual principal of the correspondent firm. The Company is pursuing collection of the award. The Company has fully reserved for this margin loan.

In the general course of our brokerage business and the business of clearing for other brokerage firms, we have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violation of Federal and state securities laws. FSB is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in any material adverse effect on our business, consolidated financial condition or operating results.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock trades on the New York Stock Exchange, Inc. under the symbol "SWS". At September 21, 2001, there were 152 holders of record of our common stock and in excess of 10,000 total holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:


2001                                                         1st Qtr.          2nd Qtr.          3rd Qtr.         4th Qtr.
                                                         --------------    --------------    --------------    -------------
Cash dividend declared per common share/(1)/                  $  .082           $  .082           $  .082          $  .082
Stock Price Range /(1)/
     High                                                     $ 33.52           $ 25.74           $ 27.95          $ 21.56
     Low                                                      $ 23.75           $ 18.24           $ 16.64          $ 14.82

2000                                                         1st Qtr.          2nd Qtr.          3rd Qtr.         4th Qtr.
                                                         --------------    --------------    --------------    -------------

Cash dividend declared per common share/(1) (2)/              $  .066           $  .066           $  .066          $  .066
Stock Price Range/(1) (2)/
     High                                                     $ 53.77           $ 28.51           $ 40.50          $ 36.46
     Low                                                      $ 19.84           $ 15.29           $ 20.71          $ 22.32


/(1)/ Adjusted to reflect ten percent stock dividend effective August 1, 2000. /(2)/ Adjusted to reflect a ten percent stock dividend declared May 3, 2001, payable on August 1, 2001 to shareholders of record on July 13, 2001.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except ratios and per share amounts)

                                                                                 Year Ended (6)
                                                   ----------------------------------------------------------------------------
                                                     June 29,       June 30,       June 25,       June 26,        June 27,
                                                       2001           2000           1999           1998            1997
                                                   ----------------------------------------------------------------------------
  Consolidated Operating Results:
     Revenue                                        $  470,702     $  589,086     $  372,345     $  319,117     $  242,590
     Net income                                     $   19,339     $   94,234     $   38,441     $   31,023     $   23,291
     Earnings per share - basic/(2) (3) (4)/        $     1.11     $     5.40     $     2.21     $     1.79     $     1.39
     Earnings per share - diluted/(2) (3) (4)/      $     1.10     $     5.35     $     2.20     $     1.78     $     1.39
     Weighted average shares outstanding -
          basic/(2) (3) (4)/                            17,409         17,447         17,383         17,356         16,783
     Weighted average shares outstanding -
          diluted/(2) (3) (4)/                          17,501         17,604         17,471         17,380         16,798
  Cash dividend declared per common
       share/(2)/                                   $      .33     $      .26     $      .21     $      .17     $      .13

 Consolidated Financial Condition:
     Total assets                                   $3,784,757     $5,229,035     $4,559,164     $3,490,621     $3,481,372
     Long-term debt/(7)/                            $   20,589     $   65,856     $   54,430     $    4,623     $   23,636
     Stockholders' equity                           $  299,439     $  291,140     $  289,700     $  147,680     $  123,625
     Shares outstanding/(2) (3)/                        17,248         15,893         14,406         13,278         12,752
     Tangible book value per common
       share/(1)(2)(3)/                             $    16.97     $    16.25     $    16.20     $     8.07     $     6.67
  Ratio of earnings to fixed charges/(5)/                  1.2            1.8            1.5            1.4            1.4


                                                                                 Year Ended /(6)/
                                                   ----------------------------------------------------------------------------
                                                     June 29,        June 30,       June 25,       June 26,        June 27,
                                                       2001            2000           1999           1998            1997
                                                   ----------------------------------------------------------------------------

Bank Performance Ratios:
  Return on assets                                      2.3%            4.6%           4.6%           4.0%            3.3%
  Return on equity                                     24.6%           48.0%          50.1%          51.7%           39.6%
  Equity to assets ratio                                9.4%            9.5%           9.2%           7.8%            8.4%
  Dividend payout ratio                                   --           44.4%          63.9%          46.9%           73.8%


/(1)/ For purposes of calculating tangible book value per share, stockholders' equity is adjusted to consider goodwill of $6,821 at June 29, 2001, $6,958 at June 30, 2000, $7,244 at June 25, 1999, $7,558 at June 26, 1998 and
      $8,002 at June 27, 1997, and shares outstanding are adjusted to reflect stock dividends declared in subsequent fiscal years.
/(2)/ Adjusted to reflect a ten percent stock dividend effective October 1, 1997, a five percent dividend effective August 3, 1998, a ten percent stock dividend effective August 2, 1999, a ten percent stock dividend effective August 1, 2000 and a ten percent dividend declared May 3, 2001, payable August 1, 2001 to shareholders of record as of July 13, 2001.
/(3)/ Adjusted for the issuance of 2,600 shares of the Company's common stock for the acquisition of ASBI in fiscal 2000. (4) Fiscal years 1998 and 1997 were adjusted to reflect the implementation of Statement of Financial Accounting Standards No. 128, "Earnings per Share."
/(4)/ Fiscal years 1998 and 1997 were adjusted to reflect the implementation of
      Statement of Financial Accounting Standards No. 128, "Earnings Per Share." /(5)/ For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before the provision for income taxes and fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor.
/(6)/ Adjusted to reflect the acquisition of ASBI in fiscal 2000, accounted for as a pooling-of-interests.
/(7)/ Includes subordinated notes and Federal Home Loan Bank advances with maturities in excess of one year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
From time to time, Southwest Securities Group, Inc. (the "Parent") and subsidiaries (collectively, the "Company") may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Acts") or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) transaction volume in the securities markets; (2) volatility of the securities markets; (3) fluctuations in interest rates; (4) changes in regulatory requirements which could affect the cost of doing business; (5) general economic conditions, both domestic and foreign; (6) state of the housing market; (7) changes in the rate of inflation and related impact on financial markets; (8) competition from existing financial institutions and other new participants in the financial markets; (9) legal developments affecting the litigation experience of the financial services industry; (10) successful implementation of technology solutions; and (11) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

GENERAL
The Company is primarily engaged in securities execution and clearance, securities brokerage, investment banking, securities lending and borrowing and trading as a principal in equity and fixed income securities. The Company also engages in full-service banking and asset management activities. All of these activities are highly competitive and are sensitive to many factors outside the control of the Company, including volatility of securities prices and interest rates; trading volume of securities; economic conditions in the regions where the Company does business; income tax legislation; and demand for financial services. While brokerage revenues are dependent upon the level of trading and underwriting volume, which may fluctuate significantly, a large portion of the Company's expenses remain fixed. Consequently, net earnings can vary significantly from period to period.

RESULTS OF OPERATIONS
Net income for the fiscal years ended June 29, 2001, June 30, 2000 and June 25, 1999 totaled $19,339,000, $94,234,000 and $38,441,000, respectively, representing a decrease of $74,895,000, or 79% from fiscal 2000 to 2001 and an increase of $55,793,000, or 145% from fiscal 1999 to 2000.

Several non-cash and infrequent items impacted earnings in both the current and prior year. Creating a non-cash earnings impact in the current fiscal year is the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133"), which is applicable to the Company's 5% Exchangeable Subordinated Notes, issued in the form of DARTS(SM) (or, "Derivative Adjustable Ratio Securities(SM)"). The DARTS contain an equity-based derivative designed to hedge changes in fair value of the Company's investment in Knight Trading Group, Inc. ("Knight") common stock. The embedded derivative has been designated as a fair value hedge of the Company's investment in Knight shares.

SFAS No. 133 requires fair value recognition of the DARTS' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. Under SFAS No. 133, the Company has recognized a net transition loss, which includes gains on the change in the value of the embedded derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income
(loss). The net transition loss represents the differences in the time value of money related to the embedded derivative. On a quarterly basis, the Company reclassifies from other comprehensive income (loss) to other revenue or expense the gain or loss from the changes in the value of hedged Knight stock.

For the fiscal year ended June 29, 2001, the Company recognized a loss of $2,199,000 that represents the time value of the embedded derivative. Under SFAS No. 133, such gains or losses will be recognized until such time as the embedded derivative ceases to exist.

In December 2000, the Company repurchased 640,782, or 63%, of the Company's 1,014,332 outstanding DARTS at a cost of approximately $17 million and recorded no material gain or loss on the repurchase. A like number of Knight shares were released from the hedging provisions of SFAS No. 133. Upon final disposition of these previously hedged shares of Knight stock, the Company will recognize a non-cash gain of approximately $23.50 per share, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000). The Company disposed of 108,148 shares of this previously hedged stock in fiscal 2001, therefore, a $4,075,000 non-cash gain on sale of stock was recorded. At June 29, 2001, the Company held 906,184 shares of Knight common stock and had 373,550 DARTS outstanding.

In an infrequent transaction in the second and third quarters of the prior fiscal year, the Company sold approximately 1,500,000 shares of Knight at a gain of $72,917,000, which was included in net gains on principal transactions on the consolidated statements of income and comprehensive income. Additional shares of Knight stock sold to fund the advertising commitment of Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line investing subsidiary, are discussed below in Net Gains on Principal Transactions.

A calculation of the Company's brokerage, asset management and banking income, excluding the aforementioned items for the fiscal years ended June 29, 2001 and June 30, 2000 follows (in thousands):

                                                                      2001          2000          1999
                                                                   ---------------------------------------
   Net income                                                         $ 19,339      $ 94,234      $ 38,441
   Less:
     Gain on sale of Knight common stock, net of tax                        --       (46,041)           --
   Add:
     Cumulative effect of a change in accounting principle, net
        of tax                                                           2,874            --            --
     Loss on hedging activities, net of tax                              1,429            --            --
     Non-cash gain on sale of Knight stock released from hedge
        under SFAS No. 133, net of tax                                  (2,648)           --            --
                                                                   ---------------------------------------
                                                                      $ 20,994      $ 48,193      $ 38,441
                                                                   =======================================


After adjusting for the items mentioned above, net income in fiscal 2001 decreased $27,199,000, or 56% over fiscal 2000. The decrease is attributed to reduced margin and stock loan balances, tightened margins and reduced volumes in the clearing business, as well as higher non-compensation expenses. Net income in fiscal 2000 increased $9,752,000, or 25%, over fiscal 1999. The equity markets during that timeframe experienced an unprecedented rise, spurring record levels of transaction volume and margin lending activity. Those conditions led to record results in many sectors of the financial services industry, including most of the Company's primary lines of business.

On April 28, 2000, the Company consummated its acquisition of ASBI Holdings, Inc. ("ASBI"), parent company of First Savings Bank, FSB ("FSB"). The acquisition was accounted for under the pooling-of-interests method of accounting, and, as a result, all financial information has been restated for all periods prior to the combination. On May 15, 2000, ASBI merged with the Parent, with the Parent being the surviving entity and making FSB and its subsidiaries (hereafter collectively the "Bank") a wholly owned subsidiary of the Parent. The Bank contributed $9,074,000, $13,050,000 and $12,222,000 to net income in fiscal 2001, 2000 and 1999, respectively.

On February 28, 2001, the Company acquired 100% of the stock of May Financial Corporation ("May") for $.01 per share of May's outstanding stock. Goodwill totaling $153,000 was recorded on the purchase and is being amortized over ten years. May is an NASD registered broker/dealer that conducts general securities business and limited clearing operations.

The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

                                                          2001 vs. 2000           2000 vs. 1999
                                                       Amount        Percent    Amount      Percent
                                                      ------------------------------------------------
     Net revenues:
          Net revenues from clearing operations        $  (11,216)       (18%)    $ 21,115        53%
          Commissions                                      (7,354)       (10%)       8,676        13%
          Net interest                                     (9,731)       (11%)      22,264        34%
          Investment banking, advisory and
             administrative fees                            4,404         14%          584         2%
          Net gains on principal transactions             (92,376)       (67%)      95,773       230%
          Other                                             4,395         22%        3,039        18%
                                                      -----------               ----------
                                                         (111,878)       (27%)     151,451        58%
                                                      -----------               ----------

     Operating expenses:
          Commissions and other employee
             compensation                                 (17,574)       (11%)      32,306        25%
          Occupancy, equipment and computer
             service costs                                  7,275         26%        5,657        26%
          Communications                                     (550)        (3%)       3,028        22%
          Floor brokerage and clearing
             organization charges                          (1,902)       (23%)       2,280        37%
          Advertising and promotional                         441          3%        9,945       197%
          Other                                             1,935          5%       13,710        48%
                                                      -----------               ----------
                                                          (10,375)        (4%)      66,926        32%
                                                      -----------               ----------
                Income before income taxes and
                minority interest in consolidated
                subsidiaries                           $ (101,503)       (74%)    $ 84,525       158%
                                                      ===========               ==========

Net Revenues from Clearing Operations. Net revenues from clearing decreased $11,216,000, or 18%, from 2000 to 2001. Total transactions processed in fiscal 2001 increased 3% to approximately 61.3 million from approximately 59.6 million in the prior year. A substantial portion of transactions processed are related to high volume trading Correspondents. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. Increased margin pressure impacted net clearing revenues for the fiscal year ended June 29, 2001 as the average revenue per ticket decreased from $1.03 in fiscal 2000 to $.82 in fiscal 2001.

Net revenues from clearing increased $21,115,000, or 53%, from 1999 to 2000, as a result of an increase in transaction volumes. Total transactions processed in fiscal 2000 increased 166% to approximately 59.6 million from approximately 22.4 million in fiscal 1999. This increase is due to high trading volumes in the securities markets over the past twelve months. The rate of increase in transactions processed outpaced the increase in revenues from clearing, because the Company increased the number of high-volume trading Correspondents in its customer base, and a substantial portion of the increase in transactions processed were related to these Correspondents. As mentioned above, these customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company's standard clearing schedule. As transaction volumes increase, revenue per clearing transaction tends to decrease as Correspondents take advantage of volume discounts. One such high-volume clearing customer, Archipelago ECN, transitioned its business to another clearing firm during the third quarter of fiscal 2000. Archipelago's business accounted for less than five percent of the Company's revenues, but represented 32% of the Company's transaction volume in fiscal 2000.

Commissions. The decrease in commissions in fiscal 2001 over fiscal 2000 is primarily attributable to decreased commissions from the SWS Financial Services, Inc. ("SWSFS") independent contractor network, due to the general slowdown in market activity and a 15% reduction in the number of SWSFS brokers. Tickets for SWSFS were down 28% in fiscal 2001 over fiscal 2000. Commission revenue by type of representative is as follows (dollars in thousands):

                                          2001                      2000                      1999
                               Commission       No. of    Commission      No. of    Commission     No. of
                                 Revenue         Reps       Revenue        Reps       Revenue       Reps
                              ----------------------------------------------------------------------------
SWS, Inc. brokers                 $  33,225        122       $  34,503      114       $  32,674      120
Independent contractors              21,452        467          29,036      550          25,734      710
Other                                11,693                     10,185                    6,640
                              -------------               ------------              -----------
                                  $  66,370                  $  73,724                $  65,048
                              =============               ============              ===========

Commissions from Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line brokerage subsidiary, were down 4% for fiscal 2001 from fiscal 2000. MDB's core customer accounts, defined as those with cash or securities positions in the account, increased 20% from approximately 18,000 in fiscal 2000 to approximately 22,000 in fiscal 2001.

The acquisition of May Financial Corporation ("May") in February, 2001 added $1.8 million in commission revenue in fiscal 2001, as well as 10 retail representatives.

In fiscal 2000, commissions from the Company's client transactions increased $8,676,000, an increase of 13% when compared with revenues in fiscal 1999. This increase is primarily attributable to an increase in production from the SWSFS independent contractor network, as well as from the Company's retail brokerage network, which includes both private client group and fixed income representatives. Also contributing to the increase were increased commissions from MDB. Commissions at MDB increased approximately 176% over the prior year. The number of MDB core accounts increased to approximately 18,000 at June 30, 2000 from approximately 3,000 at June 25, 1999.

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

                                                        2001             2000             1999
                                                 ------------------------------------------------
Interest revenue:
      Customer margin accounts                        $  51,629        $  76,476        $  47,865
      Assets segregated for regulatory purposes          17,214           11,443           11,511
      Stock borrowed                                    130,576          133,009           80,688
      Loans                                              45,507           35,054           30,333
      Other                                               4,501            9,682            7,713
                                                 --------------    -------------    -------------
                                                        249,427          265,664          178,110
                                                 --------------    -------------    -------------
Interest expense:
      Customer funds on deposit                          39,308           41,161           31,870
      Stock loaned                                      109,004          113,166           65,868
      Deposits                                           18,012           12,022           12,359
      Federal Home Loan Bank advances                     2,412            1,391              484
      Other                                               2,842           10,344            2,213
                                                 --------------    -------------    -------------
                                                        171,578          178,084          112,794
                                                 --------------    -------------    -------------
           Net interest                               $  77,849        $  87,580        $  65,316
                                                 ==============    =============    =============

Brokerage Group. For the year ended June 29, 2001, net interest income accounted for approximately 18% of the Company's net revenue versus 16% in the fiscal 2000 and 18% in the fiscal 1999. Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the past two fiscal years. Net interest revenue generated from securities lending activities has decreased as have average balances borrowed and loaned in the current fiscal year versus the prior year. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

                                                       2001           2000           1999
                                                 ------------------------------------------
      Average interest-earning assets:
        Customer margin balances                     $  579,000   $  867,000     $  604,000
        Stock borrowed                                2,573,000    3,131,000      2,219,000

      Average interest-bearing liabilities:
        Customer funds on deposit                       792,000      852,000        699,000
        Stock loaned                                  2,570,000    3,125,000      2,189,000


Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and competitive factors. Spreads on securities lending transactions are influenced by the types of securities borrowed or loaned, market conditions and counter-party risk.

Banking Group. Net interest revenue generated by the Bank accounted for approximately 8% of net revenue in 2001, 5% in 2000 and 7% in 1999. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by FSB.

The following table sets forth an analysis of the Bank's net interest income by each major category of interest-earning assets and interest-bearing liabilities (dollars in thousands):

                                                  2001                          2000                          1999
                                      ----------------------------------------------------------------------------------------
                                                  Interest                      Interest                      Interest
                                        Average    Income/  Yield/    Average   Income/   Yield/    Average   Income/   Yield/
                                        Balance    Expense   Rate     Balance   Expense    Rate     Balance   Expense    Rate
                                     ----------------------------- ----------------------------- -----------------------------
   Assets:
     Interest-earning assets:
       Real estate - mortgage          $ 114,057   $ 12,611  11.1%   $  71,872  $  8,525   11.9%   $  98,010  $ 10,555   10.8%
       Real estate - construction         96,540      9,988  10.3%      71,151     8,258   11.6%      60,043     6,008   10.0%
       Commercial                         88,763     11,024  12.4%      69,444     9,147   13.2%      58,913     8,403   14.3%
       Individual                         29,265      7,766  26.5%      24,452     5,281   21.6%       9,666     2,194   22.7%
       Land                               37,432      4,118  11.0%      31,633     3,843   12.1%      27,006     3,173   11.7%
       Investments                        11,343        665   5.9%       8,176       538    6.6%      11,203       771    6.9%
                                       --------------------          -------------------           -------------------
                                         377,400   $ 46,172  12.2%     276,728  $ 35,592   12.9%     264,841  $ 31,104   11.7%
     Noninterest-earning assets:
       Cash and due from banks             2,964                         3,772                         2,680
       Other assets                        8,954                         5,872                         7,352
                                       ---------                     ---------                     ---------
                                       $ 389,318                     $ 286,372                     $ 274,873
                                       =========                     =========                     =========

                                                  2001                          2000                          1999
                                      -----------------------------------------------------------------------------------------
                                                  Interest                      Interest                      Interest
                                        Average    Income/  Yield/    Average   Income/   Yield/    Average   Income/   Yield/
                                        Balance    Expense   Rate     Balance   Expense    Rate     Balance   Expense    Rate
                                      ----------------------------- ----------------------------- -----------------------------
 Liabilities and Stockholders'
   Equity:
   Interest-bearing liabilities:
     Certificates of deposit           $ 267,681   $ 17,371   6.5%   $ 204,025  $ 11,441    5.6%   $ 214,092  $ 11,924    5.6%
     Money market accounts                11,905        514   4.3%      12,303       539    4.4%       9,765       403    4.1%
     Interest-bearing demand accounts      3,579        113   3.2%       1,625        30    1.8%       1,288        21    1.6%
     Savings accounts                        532         14   2.6%         435        12    2.8%         444        11    2.5%
     Federal Home Loan Bank ("FHLB")
     advances                             43,999      2,412   5.5%      22,725     1,391    6.1%      10,720       484    4.5%
     Notes payable                         4,148        382   9.2%         783       105   13.4%          --        --      --
                                      ----------------------        ---------------------         --------------------
                                         331,844     20,806   6.3%     241,896    13,518    5.6%     236,309    12,843    5.4%
   Noninterest-bearing liabilities:
     Non interest-bearing demand
     accounts                             13,663                        11,780                        10,644
     Other liabilities                     7,191                         5,476                         4,930
                                      ----------                    ----------                    ----------
                                         352,698                       259,152                       251,883
     Stockholders' equity                 36,620                        27,220                        22,990
                                      ----------                    ----------                    ----------
                                       $ 389,318                     $ 286,372                     $ 274,873
                                      ==========                    ==========                    ==========
                                                 ----------                    ---------                     ---------
     Net interest income                           $ 25,366                     $ 22,074                      $ 18,261
                                                 ==========                    =========                     =========
     Net yield on interest-earning
     assets                                                   6.7%                          8.0%                          6.9%
                                                            =====                        ======                        ======


Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the investment and loan portfolios and deposits affect the spreads earned by FSB.

The following table sets forth a summary of the changes in the Bank's interest earned and interest paid resulting from changes in volume and rate (dollars in thousands):

                                                   2001 vs. 2000                                   2000 vs. 1999
                                    -----------------------------------------------------------------------------------------
                                      Total            Attributed to                Total             Attributed to
                                              ---------------------------------              --------------------------------
                                      Change    Volume      Rate        Mix         Change     Volume      Rate        Mix
                                    -------------------------------------------   -------------------------------------------
 Interest income:

   Real estate - mortgage            $  4,086   $  5,004  $   (579)  $   (339)     $  (2,030)  $ (2,815)  $  1,070    $  (285)
   Real estate - construction           1,730      2,947      (897)      (320)         2,250      1,112        960        178
   Commercial                           1,877      2,545      (523)      (145)           744      1,502       (643)      (115)
   Individual                           2,485      1,039     1,208        238          3,087      3,355       (106)      (162)
   Land                                   275        704      (362)       (67)           670        544        108         18
   Investments                            127        231       (54)       (50)          (233)      (227)       (52)        46
                                    -------------------------------------------   -------------------------------------------
                                       10,580     12,470    (1,207)      (683)         4,488      3,471      1,337       (320)
                                    -------------------------------------------   -------------------------------------------
 Interest expense:

   Certificates of deposit              5,930      3,570     1,799        561           (483)      (561)        82         (4)
   Money market accounts                  (25)       (18)       (7)        --            136        105         25          6
   Interest-bearing demand accounts        83         35        22         26              9          6          2          1
   Savings accounts                         2          3        (1)        --              1         --          1         --
   Federal Home Loan Bank advances      1,021      1,299      (135)      (143)           907        156        186        565
   Notes payable                          277        452       (33)      (142)           105         --         --        105
                                    -------------------------------------------   -------------------------------------------
                                        7,288      5,341     1,645        302            675       (294)       296        673
                                    -------------------------------------------   -------------------------------------------
      Net interest income            $  3,292   $  7,129  $ (2,852)  $   (985)     $   3,813   $  3,765   $  1,041    $  (993)
                                    ===========================================   ===========================================

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reason for the increase in fiscal 2001 fees over the prior year is growth in the Asset Management Group.

Average assets under management ("AUM") by Asset Management Group subsidiaries are as follows (in thousands):

                                                      2001              2000            1999
                                                 -----------------------------------------------
           Westwood Group                          $  3,450,000     $  2,533,000    $  2,266,000
           SWS Capital Corporation (LOGIC)            1,207,000        1,505,000       1,153,000
                                                 --------------   --------------   -------------
                Total AUM                          $  4,657,000     $  4,038,000    $  3,419,000
                                                 ==============   ==============   =============

Investment banking, advisory and administrative fees in total remained relatively static in fiscal 2000 over fiscal 1999. Increases in fees from investment advisory services were offset by decreases in the municipal and corporate finance businesses in fiscal 2000. Advisory fees earned by the Asset Management Group increased as AUM increased.

Net Gains on Principal Transactions. For the fiscal year ended June 29, 2001, net gains on principal transactions includes $11.4 million of gains realized on the sale of 646,000 shares of Knight common stock to fund MDB's advertising commitments (see Advertising and Promotional below). Net gains also includes the previously mentioned $4.1 million gain related to the implementation of SFAS No.
133. Net gains on principal transactions from the Company's trading operations were $29.6 million for the fiscal year ended June 29, 2001. For the fiscal year ended June 30, 2000, $10.7 million of net gains on principal transactions represents net gains realized on the sale of approximately 271,000 shares of Knight common stock to fund MDB's advertising commitments. Excluding these gains, as well as the previously mentioned $72.9 million gain on the sale of 1.5 million shares of Knight stock, net gains on principal transactions were $53.9 million for the fiscal year ended June 30, 2000.

Net gains, as adjusted above, therefore decreased when comparing fiscal 2001 to the prior fiscal year. These results are attributed to a $2.5 million loss on a hedging transaction at the corporate level, in addition to unfavorable results from the equity trading area due to market conditions. Revenue in this area can fluctuate significantly based on market conditions. As of June 29, 2001, the Company made a market in 633 over-the-counter securities and 550 exchange-listed securities.

In fiscal 2000, net gains exclusive of the sales of Knight stock, increased $12.2 million, or 29%, over fiscal 1999. These results are attributed to an improvement in the trading environment in the equity markets in fiscal 2000 and to the expansion of the equity trading area. The number of traders employed in this area increased to 22 at June 30, 2000. Coverage from market making activities increased to 635 over-the-counter securities and 368 exchange-listed securities, or increases of 17% and 503%, respectively, from fiscal 1999.

Other Income. The increase in other income in fiscal 2001 and 2000 consists primarily of increases in other fee income related to the clearing business, floor brokerage activities and non-interest income from the Bank. The increase in fee income is primarily related to increases in clearing volumes.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the fiscal year ended June 29, 2001, commissions and other employee compensation expense decreased over the same periods in the prior year. The decrease in compensation was principally due to decreased commissions and benefits paid to revenue-producing employees generating lower levels of operating income. Additionally, accruals for profit sharing and incentive compensation decreased over the prior year due to the operating performance of the Company. The number of full-time employees increased to 1,121 at June 29, 2001 (including 33 employees from May) compared to 1,057 at June 30, 2000.

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

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased in fiscal 2001 over fiscal 2000 due to an increase in leased computer hardware related to the implementation of a new brokerage software system, Comprehensive Software Systems, Ltd. ("CSS").

Occupancy, equipment and computer service costs increased in fiscal 2000 over 1999 as the Company continued to increase the resources allocated to the implementation of CSS.

Communications. In fiscal 2000, communications expense increased primarily due to increased quotations expense due to the expansion of the equity trading area, as well as the growth of MDB.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges change in relation to the general securities transactions processed in the Company's clearing business. General securities transactions processed in fiscal years 2001, 2000 and 1999 were 1,104,326, 1,504,108, and
852,107, respectively.

Advertising and Promotional. Advertising and promotional expense has increased in fiscal 2001 over the prior year as a result of accelerating the MDB ad campaign during the quarter ended March 30, 2001 to take advantage of increased consumer awareness near the personal Federal tax filing deadline. The Company sold shares of Knight common stock to offset the advertising commitments. Gains on the sale of Knight stock to fund the MDB advertising were $11.4 million and $10.7 million in fiscal 2001 and 2000, respectively. The Company has committed to spending approximately $3.8 million to expand and promote MDB during 2002.

MDB launched its national advertising campaign in the first quarter of fiscal 2000, thus increasing advertising and promotional expenses over fiscal 1999. The Company announced in August 1999 that it had commenced a three and a half year, $40 million advertising campaign for MDB that would be funded by selling Knight stock.

Other Expense. The primary reason for the increase in other expense in fiscal 2001 over fiscal 2000 is the previously mentioned non-cash charge related to SFAS No. 133 of approximately $2.2 million. Additional contract labor and professional consulting costs associated with the Company's implementation of the CSS system also caused increases in other expense in both fiscal 2001 and fiscal 2000.

FINANCIAL CONDITION

Marketable Equity Securities Available for Sale. The Parent's investment in Knight is classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as other comprehensive income as a part of stockholders' equity on the consolidated statements of financial condition in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 29, 2001 and June 30, 2000, the Parent owned approximately 900,000 and 1,600,000 shares of Knight, respectively.

Loans and Allowance for Possible Loan Losses. The Bank grants loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area. Also, the Bank purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the general economic conditions of the area. Substantially all of the Bank's loans are collateralized with real estate or automobiles.

As noted in Note 1(a) of the notes to the consolidated financial statements, prior to the pooling-of-interests acquisition of the Bank, the Company and the Bank had different fiscal year ends. Accordingly, the Company's consolidated financial statements for fiscal years 1997 through 1999 were combined with the audited Bank financial statements for the twelve months ended September 30, 1999, 1998 and 1997. The analysis in the following tables is based on twelve months ended June 30, 1999, 1998 and 1997. Loans receivable at June 30, 2001, 2000, 1999, 1998 and 1997 are summarized as follows (in thousands):


                               2001       2000       1999       1998      1997
                            ---------  ---------  --------- --------- ----------
Real estate - mortgage      $ 187,967  $ 102,981  $  83,271 $  97,958 $  51,965
Real estate - construction    126,771     91,672     67,539    57,736    44,361
Commercial                     92,855     72,299     61,138    61,636    66,003
Individuals                    31,982     22,017      8,788     9,050     4,235
Land                           35,399     36,925     25,637    24,190    16,317
                            ---------  ---------  --------- --------- ----------
                            $ 474,974  $ 325,894  $ 246,373 $ 250,570 $ 182,881
                            =========  =========  ========= ========= ==========

The following table shows the expected life of certain loans at June 30, 2001, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

                                          1 year      1-5     Over 5
                                          or less    years     years      Total
                                          ----------------------------  --------
  Commercial                              $ 27,127  $ 23,185  $ 42,543  $ 92,855
  Real estate - construction               117,430     3,625     5,716   126,771
                                          ----------------------------  --------
     Total                                $144,557  $ 26,810  $ 48,259  $219,626
                                          ============================  ========
  Amount of loans based upon:
    Fixed interest rates                  $  2,308  $ 12,017  $ 30,753  $ 45,078
    Floating or adjustable interest rates  142,249    14,793    17,506   174,548
                                          ----------------------------  --------
     Total                                $144,557  $ 26,810  $ 48,259  $219,626
                                          ============================  ========

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of June 30, 2001, 2000, 1999, 1998 and 1997 are as follows (dollars in thousands):

                                  2001      2000      1999      1998      1997
                                 ------    ------    ------    ------    ------
Loans accounted for on a non-
  accrual basis                  $4,084    $4,020    $3,959    $9,978    $2,384
                                 ======    ======    ======    ======    ======
Non-performing loans as a
  percentage of total loans          .9%      1.2%      1.6%      4.0%      1.3%
                                 ======    ======    ======    ======    ======

Loans past due 90 days or more,
  not included above             $  608    $  860    $2,071    $2,152    $1,652
                                 ======    ======    ======    ======    ======

Troubled debt restructurings     $  446    $1,219    $3,763    $1,479    $1,757
                                 ======    ======    ======    ======    ======

Approximately $332,000 of gross interest income would have been recorded in fiscal 2001 had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans in fiscal 2001 totaled approximately $31,000.

An analysis of the allowance for possible loan losses for the years ended June 30, 2001, 2000, 1999, 1998 and 1997 is as follows (dollars in thousands):

                                     2001    2000     1999      1998    1997
                                   -------------------------------------------
Balance at beginning of year       $ 3,699  $3,374  $ 4,727   $ 1,818  $ 2,335
 Charge-offs
   Real estate - mortgage               29     208       34        43      615
   Commercial                           65      29    1,166       275      118
   Individuals                       2,498     665      197        20      283
                                   -------  ------  -------   -------  -------
                                     2,592     902    1,397       338    1,016
 Recoveries
   Real estate - mortgage                1       3       15         7       --
   Commercial                            1      --       --        --       44
   Individuals                         415     122       --         3       --
                                   -------  ------  -------   -------  -------
                                       417     125       15        10       44
                                   -------  ------  -------   -------  -------
 Net charge-offs                    (2,175)   (777)  (1,382)     (328)    (972)
 Additions charged to operations     1,756   1,102       29     3,237      455
                                   -------  ------  -------   -------  -------
Balance at end of year             $ 3,280  $3,699  $ 3,374   $ 4,727  $ 1,818
                                   =======  ======  =======   =======  =======

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period                      .6%     .3%      .6%       .1%      .6
                                   =======  ======  =======   =======  =======

The allowance for possible loan losses is applicable to the following types of loans as of June 30, 2001, 2000, 1999, 1998 and 1997 (dollars in thousands):

                       2001                  2000                   1999
                           Percent               Percent              Percent
                           of loans              of loans             of loans
                           to total              to total             to total
                 Amount     loans      Amount     loans       Amount   loans
                --------------------------------------------------------------
Commercial      $    462      19.6%   $    209      22.2%    $ 1,131     24.8%
Real estate -
  construction       837      26.7         829      28.1         146     27.4
Real estate
  mortgage           689      47.0         490      42.9         456     44.2
Individuals          797       6.7       1,166       6.8       1,214      3.6
Unallocated          495        --       1,005        --         427       --
                ------------------    ------------------     ----------------
                $  3,280     100.0%   $  3,699     100.0%    $ 3,374    100.0%
                ==================    ==================     ================

                               1998                    1997
                                   Percent                 Percent
                                   of loans                of loans
                                   to total                to total
                         Amount     loans        Amount     loans
                        -------------------------------------------
Commercial              $ 2,006     24.6%     $   295          36.1%
Real estate -
  construction               82     23.1          299          24.3
Real estate
  mortgage                  476     48.7          399          37.3
Individuals               1,700      3.6          479           2.3
Unallocated                 463       --          346            --
                        ----------------      ---------------------
                        $ 4,727    100.0%     $ 1,818         100.0%
                        ================      =====================






Deposits. Average deposits and the average interest rate paid on the deposits for fiscal 2001, 2000 and 1999 are summarized as follows (dollars in thousands):

                               2001               2000               1999
                                 Interest           Interest            Interest
                          Amount     Rate   Amount      Rate     Amount     Rate
                         ----------------  ------------------   ----------------
Noninterest bearing
  demand accounts        $ 13,663          $ 11,780             $ 10,644
Interest bearing
  demand accounts           3,579     3.2%    1,625       1.8%     1,288    1.6%
Savings accounts              532     2.6       435       2.8        444    2.5
Limited access money
  market accounts          11,905     4.3    12,303       4.4      9,765    4.1
Certificates of deposit   267,681     6.5   204,025       5.6    214,092    5.6
                         --------          --------             --------
                         $297,360     6.3% $230,168       5.5%  $236,233    5.6%
                         ========          ========             ========

Certificates of deposit of $100,000 or greater were $114,538 and $45,869 at June 29, 2001 and June 30, 2000, respectively.

Advances from Federal Home Loan Bank. The Bank finances its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 2-7 days (dollars in thousands):

                                                      2001                  2000                   1999
                                                          Interest               Interest              Interest
                                                Amount      Rate       Amount      Rate        Amount    Rate
                                              ===================================================================
At June 30                                     $ 101,456     4.0%     $ 34,512    6.7%        $    --        --
Average during year                               38,900     4.4%       15,300    6.5%          2,300       5.5%
Maximum month-end balance during year            101,456      --        40,700     --          13,000        --


LIQUIDITY AND CAPITAL RESOURCES
Brokerage Group. The Company's assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. These assets are financed by the Company's equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables. The Company maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents.

The Company has credit arrangements with commercial banks, which include broker loan lines up to $360,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At June 29, 2001, there were no amounts outstanding under these secured arrangements. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of the Company.

The Company also has an irrevocable letter of credit agreement aggregating $80,000,000 at June 29, 2001 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients' and nonclients' margin accounts with a value of $129,677,000 at June 29, 2001.

In addition to the broker loan lines, the Company also has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at June 29, 2001 under this unsecured line of credit.

On June 16, 1999, the Company issued $50 million of 5% Exchangeable Subordinated Notes (the "Notes") due June 30, 2004. In July 1999, the Company issued an additional $7.5 million of the Notes as the underwriters exercised their over-allotment option. At maturity, the principal of the notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, which are in the form of DARTS(SM) (or, "Derivative Adjustable Ratio Securities(SM)"), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note's maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Note's issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At June 29, 2001, the Company had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $8.6 million on the consolidated statements of financial condition.

The Company's broker/dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission ("SEC") relating to liquidity, capital standards and the use of client funds and securities. The Company has historically operated in excess of the minimum net capital requirements.

Banking Group. FSB's asset and liability management policy is intended to manage interest rate risk. FSB accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing "gap" data.

Liquidity is monitored daily to ensure the ability to support asset growth, meet deposit withdrawals, lending needs, maintain reserve requirements, and otherwise sustain operations. FSB's liquidity is maintained in the form of readily marketable loans, balances with the FHLB, vault cash, and advances from the FHLB. In addition, FSB has significant borrowing capacity with the FHLB for the purpose of purchasing short-term funds should additional liquidity be needed. Management believes that FSB's present position is adequate to meet its current and future liquidity needs.

FSB is subject to extensive capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. FSB has historically met all the capital adequacy requirements to which it is subject.

Cash Flow. Net cash used in operating activities totaled $8,818,000 in fiscal 2001 compared to $110,219,000 in fiscal 2000. The primary use of cash in fiscal 2000 was increased assets segregated for regulatory purposes of $167,961,000, while in fiscal 2001, assets segregated decreased $34,703,000. Net cash used in investing activities was $68,380,000 in fiscal 2001 versus cash provided by investing activities in fiscal 2000 of $39,883,000. The change is due to the decrease in proceeds on the sale of Knight stock and increased loan originations and purchases, net of prepayments. Net cash provided by financing activities totaled $35,943,000 in fiscal 2001 compared to $119,548,000 in fiscal 2000. This decrease is related to decreased short-term borrowings offset by increased deposits and advances from the FHLB in fiscal 2001.

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

Equity Price Risk. The Company is exposed to equity price risk as a result of making markets and taking proprietary positions in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

In accordance with the SEC's risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased which are in the Company's trading portfolio, as well as marketable equity securities in the Company's available-for-sale portfolio, which are subject to interest rate and equity price risk (in thousands) at June 29, 2001:

                                                                                Years to Maturity
                                                     1 or less        1 to 5         5 to 10        Over 10          Total
 ------------------------------------------------------------------------------------------------------------------------------
 Trading securities, at fair value
    Municipal obligations                            $      (102)     $    1,705     $   10,649    $    13,297        $ 25,549
    U.S. Government and Government agency
      obligations                                          3,494           2,255          1,234            228           7,211
    Corporate obligations                                  1,851          14,559         11,516          9,410          37,336
                                                   ---------------------------------------------------------------------------
      Total debt securities                                5,243          18,519         23,399         22,935          70,096
    Corporate equity                                          --              --             --         24,589          24,589
    Funds & trusts                                        22,739              --             --             --          22,739
                                                   ---------------------------------------------------------------------------
                                                     $    27,982      $   18,519     $   23,399    $    47,524       $ 117,424
                                                   ===========================================================================

 Weighted average yield
    Municipal obligations                                    3.1%            3.9%           4.3%           5.0%            4.2%
    U.S. Government and Government agency
      obligations                                            3.2%            4.8%           3.1%           6.1%            3.8%
    Corporate obligations                                   31.2%            6.2%           6.6%          10.7%            8.7%

 Available-for-sale securities, at fair value
    Marketable equity securities                     $        --      $       --     $       --    $     9,687        $  9,687
                                                   ============================================================================

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires derivatives to be recognized in the consolidated statements of financial condition at fair value. Changes in such fair value are required to be recognized in earnings to the extent the derivative is not effective as a hedge. This statement applies to the Company's 5% Exchangeable Subordinated Notes and the Company's underlying investment in Knight common stock as a fair value hedge defined under SFAS No. 133. The Company adopted SFAS No. 133 in the first quarter of fiscal 2001. The Company recognized a net transition loss of approximately $4.4 million ($2.9 million, net of tax), which includes, as a fair value hedge, gains on the change in the value of the underlying derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income (loss).

In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" which amends and supercedes certain provisions of SFAS No. 133. Management has determined that SFAS No. 138 had no material impact on the Company.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement 125" ("SFAS No. 140"). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The statement requires that the Company prospectively segregate securities pledged on the face of the consolidated statements of financial condition. Management has determined that SFAS No. 140 has no material impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No 141 eliminates the pooling-of interests method of accounting for business combinations. This statement is effective for business combinations initiated after June 30, 2001 and business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 will apply to the Company's August 2001 acquisition of O'Connor & Company Securities, Inc. ("O'Connor"), an NASD licensed broker/dealer engaged in the origination, sale and trading of taxable and tax-exempt municipal bonds located in Newport Beach, California.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination. The statement addresses how such assets should be accounted for at acquisition, as well as after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least annually. The statement also provides specific guidance for impairment testing. Provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in the financial statements at that date. Therefore, the Company will apply the provisions of SFAS No. 142 in the first quarter of fiscal 2003. Goodwill as of June 29, 2002 is estimated to be $7.2 million, including $700,000 from the acquisition of O'Connor. Amortization expense for fiscal years 2001, 2000 and 1999 was $290,000, $286,000 and $314,000, respectively.
Management estimates that SFAS No. 142 will not have a material impact on the consolidated financial statements.

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

(b)                UNAUDITED QUARTERLY FINANCIAL INFORMATION
                    (In thousands, except per share amounts)

2001                                                             1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                                                                ----------    ----------    ----------    ----------
Revenues                                                         $ 131,168     $125,980      $110,948     $ 102,606
Income before income taxes and minority interest in
   consolidated subsidiaries                                     $  13,899     $  8,625      $  5,780     $   8,098
Net income                                                       $   5,344     $  5,229      $  3,557     $   5,209
Comprehensive income (loss)/(5)/                                 $  19,904     $ (3,535)     $  1,643     $    (874)
Earnings per share - basic/(2)/                                  $     .31     $    .30      $    .20     $     .30
Earnings per share - diluted/(2)/                                $     .30     $    .30      $    .20     $     .30
Cash dividend declared per common share/(2)/                     $    .082     $   .082      $   .082     $    .082
Stock Price Range/(2)/
     High                                                        $   33.52     $  25.74      $  27.95     $   21.56
     Low                                                         $   23.75     $  18.24      $  16.64     $   14.82

2000/(4)/                                                        1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                                                                ----------    ----------    ----------    ----------
Revenues                                                         $  94,239     $134,366      $215,896     $ 144,585
Income before income taxes and minority interest in
   consolidated subsidiaries                                     $   7,707     $ 28,272      $ 84,213     $  17,713
Net income                                                       $   6,153     $ 19,290      $ 55,686     $  13,105
Comprehensive income (loss)                                      $ (44,459)    $ 43,116      $ 23,974     $ (10,322)
Earnings per share - basic/(1)(2)(3)/                            $     .35     $   1.11      $   3.19     $     .75
Earnings per share - diluted/1)(2)(3)/                           $     .35     $   1.10      $   3.16     $     .74
Cash dividend declared per common share/(1)(2)/                  $    .066     $   .066      $   .066     $    .066
Stock Price Range/(1)(2)/
     High                                                        $   53.77     $  28.51      $  40.50     $   36.46
     Low                                                         $   19.84     $  15.29      $  20.71     $   22.32

     /(1)/ Adjusted to reflect a ten percent stock dividend which was effective
           August 1, 2000.
     /(2)/ Adjusted to reflect a ten percent stock dividend declared May 3, 2001, payable on August 1, 2001 to shareholders of record on July 13, 2001.
     /(3)/ Adjusted for the issuance of 2,600 shares of the Company's common stock for the acquisition of ASBI.
     /(4)/ Adjusted to reflect the acquisition of ASBI, accounted for as a pooling-of-interests.
     /(5)/ Quarterly amounts previously reported were restated to reflect the reclassification of changes in the value of the hedged Knight stock, net of tax, ($10,467, $13,818, ($167) and $955, in the first, second, third and fourth quarters of fiscal 2001, respectively) and decreased to reflect non-cash gains on the sale of previously hedged Knight stock ($2,648, net of tax, in the fourth quarter of fiscal 2001) as components of other comprehensive income (loss). Amounts previously reported for comprehensive income (loss) in the first, second, third and fourth quarters of fiscal 2001 were $9,437, ($17,353), $1,810 and $819, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I, Item 1 of this report.

The information under the heading "Proposal One - Election of Directors" in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

Item 11.   Executive Compensation

The information under the subheading "Executive Compensation" under the heading "Management" in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a
(6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information under the subheading "Stock Ownership of Principal Owners and Management" under the heading "Management" in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information under the heading "Proposal One - Election of Directors" and under the heading "Management" in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

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

     2. The following consolidated financial statement schedules of the Registrant and its subsidiaries, and Independent Auditors' Report thereon, are attached hereto as required by Item 14 (d):

              Exhibit Number
              --------------
                   S-1         Schedule I - Condensed Financial Information of
                               Registrant

       All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 14(d):

       Exhibit Number
       --------------
            2.1 Agreement and Plan of Reorganization dated as of August 10, 1999 between the Registrant and ASBI Holdings, Inc. incorporated by reference to the Registrant's Annual Report on Form 10-K filed September 23, 1999
            3.1 Certificate of Incorporation of the Registrant incorporated by reference to the Registrant's Registration Statement No. 33-42338 filed August 21, 1991
            3.2 By-laws of the Registrant incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement No. 33-42338 filed October 7, 1991
            3.3 Certificate of Amendment of Certificate of Incorporation incorporated by reference to the Registrant's Annual Report on Form 10-K filed September 25, 1997
            10.1 Deferred Compensation Plan incorporated by reference to the Registrant's Annual Report on Form 10-K filed September 23, 1999
            10.2 Employee Stock Purchase Plan incorporated by reference to the Registrant's Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)
            10.3 Stock Option Plan incorporated by reference to the Registrant's Proxy Statement filed September 24, 1996
            10.4 Phantom Stock Plan incorporated by reference to the Registrant's Proxy Statement filed September 24, 1996
            10.5 1997 Stock Option Plan incorporated by reference to the Registrant's Annual Report on Form 10-K filed September 24, 1998
            10.6 Stock Purchase Plan (Restated) incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed February 16, 1999
            10.7           Deferred Compensation Plan filed April 7, 2000
            10.8 Stock Purchase Plan (Restated) post-effective amendment filed April 7, 2000
            12.1           Computation of Ratio of Earnings to Fixed Charges*
            21.1           Subsidiaries*
            23.1           Consent of KPMG LLP*

     * Filed herewith

(b)  Reports on Form 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Southwest Securities Group, Inc.
                             -------------------------------------------------
                                     (Registrant)



September 27, 2001                   /s/ David Glatstein
------------------           -------------------------------------------------
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


September 27, 2001                   /s/ Don A. Buchholz
------------------           -------------------------------------------------
     (Date)                          (Signature)
                                     Don A. Buchholz
                                     Chairman of the Board


September 27, 2001                   /s/ David Glatstein
------------------           -------------------------------------------------
     (Date)                          (Signature)
                                     David Glatstein
                                     Director and Chief Executive Officer
                                     (Principal Executive Officer)


September 27, 2001                   /s/ Stacy M. Hodges
------------------           -------------------------------------------------
     (Date)                          (Signature)
                                     Stacy M. Hodges
                                     Treasurer and Chief Financial Officer
                                     (Principal Financial Officer)


September 27, 2001                   /s/ Laura Leventhal
------------------           -------------------------------------------------
     (Date)                          (Signature)
                                     Laura Leventhal
                                     Controller
                                     (Principal Accounting Officer)


September 27, 2001
------------------           -------------------------------------------------
     (Date)                          (Signature)
                                     Brodie L. Cobb
                                     Director


September 27, 2001                   /s/ J. Jan Collmer
------------------           -------------------------------------------------
     (Date)                          (Signature)
                                     J. Jan Collmer
                                     Director

September 27, 2001
------------------               ----------------------------------------------
     (Date)                                        (Signature)
                                                   Robert F. Gartland
                                                   Director

September 27, 2001
------------------               ----------------------------------------------
     (Date)                                        (Signature)
                                                   R. Jan LeCroy
                                                   Director


September 27, 2001                                 /s/ Frederick R. Meyer
------------------               ----------------------------------------------
     (Date)                                        (Signature)
                                                   Frederick R. Meyer
                                                   Director


September 27, 2001                                 /s/ Jon L. Mosle, Jr.
------------------               ----------------------------------------------
     (Date)                                        (Signature)
                                                   Jon L. Mosle, Jr.
                                                   Director

                SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                       PAGE(S)
  Consolidated Statements of Financial Condition                                           F-2
     as of June 29, 2001 and June 30, 2000

  Consolidated Statements of Income and Comprehensive Income
     for the years ended June 29, 2001, June 30, 2000 and June 25, 1999                    F-3

  Consolidated Statements of Stockholders' Equity
     for the years ended June 29, 2001, June 30, 2000 and June 25, 1999                    F-4

  Consolidated Statements of Cash Flows
     for the years ended June 29, 2001, June 30, 2000 and June 25, 1999                    F-5

  Notes to Consolidated Financial Statements                                               F-6-26

  Independent Auditors' Report                                                             F-27

                Southwest Securities Group, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         June 29, 2001 and June 30, 2000
               (in thousands, except par values and share amounts)

                                                                                                       2001                2000
                                                                                                    -----------         -----------
                                     Assets

Cash                                                                                                $    31,224         $    72,479
Assets segregated for regulatory purposes                                                               362,071             393,697
Marketable equity securities available for sale                                                           9,687              46,283
Receivable from brokers, dealers and clearing organizations                                           2,221,253           3,405,209
Receivable from clients, net                                                                            437,620             784,434
Loans held for sale, net                                                                                155,025              77,936
Loans, net                                                                                              319,949             247,958
Securities owned, at market value                                                                       146,074             123,107
Other assets                                                                                            101,854              77,932
                                                                                                    -----------         -----------
                                                                                                    $ 3,784,757         $ 5,229,035
                                                                                                    ===========         ===========

                      Liabilities and Stockholders' Equity

Short-term borrowings                                                                               $        --         $    49,800
Payable to brokers, dealers and clearing organizations                                                2,233,207           3,388,679
Payable to clients                                                                                      657,955             986,749
Deposits                                                                                                336,281             265,804
Securities sold, not yet purchased, at market value                                                      28,650              25,279
Drafts payable                                                                                           29,620              30,089
Advances from Federal Home Loan Bank                                                                    113,477              42,868
Other liabilities                                                                                        74,831              89,606
Exchangeable subordinated notes                                                                           8,568              57,500
                                                                                                    -----------         -----------
                                                                                                      3,482,589           4,936,374

Minority interest in consolidated subsidiaries                                                            2,729               1,521

Stockholders' equity:
   Preferred stock of $1.00 par value.  Authorized 100,000 shares;
       none issued                                                                                           --                  --
   Common stock of $.10 par value.  Authorized 60,000,000 shares, issued 17,509,771 and outstanding 17,247,914 shares
        in 2001; issued 15,910,152 and outstanding 15,892,516
        shares in 2000                                                                                    1,751               1,591
   Additional paid-in capital                                                                           252,225             215,620
   Retained earnings                                                                                     21,269              43,809
   Accumulated other comprehensive income - unrealized holding
        gain (loss), net of tax of $15,075 in 2001 and $16,129 in 2000                                   27,997              30,198
   Deferred compensation, net                                                                             1,141                 634
   Treasury stock (261,857 shares in 2001 and 17,636 shares in 2000, at cost)                            (4,944)               (712)
                                                                                                    -----------         -----------
           Total stockholders' equity                                                                   299,439             291,140
Commitments and contingencies
                                                                                                    -----------         -----------
                                                                                                    $ 3,784,757         $ 5,229,035
                                                                                                    ===========         ===========

        See accompanying Notes to Consolidated Financial Statements.

                Southwest Securities Group, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME Years ended June 29, 2001, June 30, 2000 and June 25, 1999
               (in thousands, except share and per share amounts)

                                                                                         2001             2000             1999
                                                                                     ------------     ------------     ------------
Net revenues from clearing operations                                                $     50,017     $     61,233     $     40,118
Commissions                                                                                66,370           73,724           65,048
Interest                                                                                  249,427          265,664          178,110
Investment banking, advisory and administrative fees                                       35,739           31,335           30,751
Net gains on principal transactions (including net gains on
  the sale of Knight Trading Group, Inc. ("Knight") common
  stock of $15,480 in 2001 and $83,570 in 2000)                                            45,086          137,462           41,689
Other                                                                                      24,063           19,668           16,629
                                                                                     ------------     ------------     ------------
                                                                                          470,702          589,086          372,345
                                                                                     ------------     ------------     ------------

Commissions and other employee compensation                                               145,000          162,574          130,268
Interest                                                                                  171,578          178,084          112,794
Occupancy, equipment and computer service costs                                            35,088           27,813           22,156
Communications                                                                             16,216           16,766           13,738
Floor brokerage and clearing organization charges                                           6,507            8,409            6,129
Advertising and promotional                                                                15,429           14,988            5,043
Other                                                                                      44,482           42,547           28,837
                                                                                     ------------     ------------     ------------
                                                                                          434,300          451,181          318,965
                                                                                     ------------     ------------     ------------
Income before income taxes and minority interest in
  consolidated subsidiaries                                                                36,402          137,905           53,380
Income taxes                                                                               11,805           42,878           14,412
                                                                                     ------------     ------------     ------------
Income before minority interest in consolidated subsidiaries                               24,597           95,027           38,968
Minority interest in consolidated subsidiaries                                             (2,384)            (793)            (527)
                                                                                     ------------     ------------     ------------
Income before cumulative effect of change in accounting principles                         22,213           94,234           38,441
Cumulative effect of change in accounting principles, net of tax of $1,548                 (2,874)            --               --
                                                                                     ------------     ------------     ------------
Net income                                                                                 19,339           94,234           38,441
Other comprehensive income (loss):
    Holding gain (loss) arising during period, net of tax
       of $8,788 in 2001, $14,995 in 2000, and $60,374 in 1999                            (17,213)         (27,605)         112,123
    Reclassification for hedging activities, net of tax of $4,881                          25,073             --               --
    Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $5,419 in 2001 and
     $29,250 in 2000                                                                      (10,061)         (54,320)            --
                                                                                     ------------     ------------     ------------
Net gain (loss) recognized in other comprehensive income (loss)                            (2,201)         (81,925)         112,123
                                                                                     ------------     ------------     ------------
Comprehensive income                                                                 $     17,138     $     12,309     $    150,564
                                                                                     ============     ============     ============

Earnings per share - basic

Income before cumulative effect of change in accounting principles                   $       1.27     $       5.40     $       2.21
Cumulative effect of change in accounting principles, net of tax                             (.16)            --               --
                                                                                     ------------     ------------     ------------
Earnings per share - basic                                                           $       1.11     $       5.40     $       2.21
                                                                                     ============     ============     ============
Weighted average shares outstanding - basic                                            17,408,922       17,446,638       17,383,303
                                                                                     ============     ============     ============

Earnings per share - diluted

Income before cumulative effect of change in accounting principles                   $       1.26     $       5.35     $       2.20
Cumulative effect of change in accounting principles, net of tax                             (.16)            --               --
                                                                                     ------------     ------------     ------------
Earnings per share - diluted                                                         $       1.10     $       5.35     $       2.20
                                                                                     ============     ============     ============
Weighted average shares outstanding - diluted                                          17,500,776       17,603,755       17,470,841
                                                                                     ============     ============     ============

Pro forma tax of Subchapter S corporation

Net income                                                                                            $     94,234     $     38,441
Adjustment for pro forma tax of Subchapter S corporation                                                    (3,670)          (4,257)
                                                                                                      ------------     ------------
Pro forma net income, tax effected                                                                    $     90,564     $     34,184
                                                                                                      ============     ============

Pro forma earnings per share - basic                                                                  $       5.19     $       1.97
                                                                                                      ============     ============
Pro forma earnings per share - diluted                                                                $       5.14     $       1.96
                                                                                                      ============     ============

        See accompanying Notes to Consolidated Financial Statements

                Southwest Securities Group, Inc. and Subsidiaries
                           CONSOLIDATED STATEMENTS OF
                    STOCKHOLDERS' EQUITY Years ended June 29,
                      2001, June 30, 2000 and June 25, 1999
               (In thousands, except share and per share amounts)

                                                                                                                          Receivable
                                                                                                                             from
                                                                                                                           employees
                                                                                                                             under
                                                                                                              Accumulated  Employee
                                                                                     Additional                  other        Stock
                                                                 Common Stock         paid-in    Retained    comprehensive Purchase
                                                              Shares      Amount      capital    earnings       income      Plan
                                                            -----------------------------------------------------------------------
Balance at June 26, 1998                                      13,287,572  $   1,329  $  69,467  $    76,970  $        --     $  (12)
Net income                                                            --         --         --       38,441           --         --
Unrealized holding gain, net of tax of $60,374                        --         --         --           --      112,123         --
Cash dividends:
  $.21 per share                                                      --         --         --       (2,997)          --         --
  Pooled company                                                      --         --         --       (7,020)          --         --
Exercise of stock options                                         36,465          3      2,391       (1,285)          --         --
Stock dividend declared on May 6, 1999                         1,073,266        107     54,956      (55,063)          --         --
Proceeds from employees for Employee Stock Purchase Plan              --         --         --           --           --          5
Reissuance of treasury stock for Stock Purchase Plan                  --         --        101           --           --         --
Issuance of common stock and amortization of deferred
 compensation expense for Stock Purchase Plan                      8,611          1        369           --           --         --
                                                             ----------------------------------------------------------------------
Balance at June 25, 1999                                      14,405,914      1,440    127,284       49,046      112,123         (7)
Net income                                                            --         --         --       94,234           --         --
Unrealized holding gain, net of tax of $14,995                        --         --         --           --      (27,605)        --
Reclassification adjustment for gains realized in net
 income on the sale of Knight common stock, net of tax
 $29,250                                                              --         --         --           --      (54,320)        --
Adjustments to retained earnings to conform fiscal year
 end of pooled company:
   Decrease retained earnings for income of pooled company            --         --         --       (3,660)          --         --
   Increase retained earnings for dividends of pooled
     company                                                          --         --         --        1,850           --         --
Capitalization of undistributed earnings of pooled
 company - a Subchapter S corporation                                 --         --     28,916      (28,916)          --         --
Cash dividends:
  $.26 per share                                                      --         --         --       (4,008)          --         --
  Pooled company                                                      --         --         --       (6,577)          --         --
Exercise of stock options                                         39,290          4      1,041         (364)          --         --
Stock dividend declared on May 4, 2000                         1,446,377        145     57,620      (57,765)          --         --
Adjustment for fractional shares on stock dividend
 declared on May 6, 1999                                             452         --         31          (31)          --         --
Proceeds from employees for Employee Stock Purchase Plan              --         --         --           --           --          7
Issuance of common stock and amortization of deferred
 compensation expense for Stock Purchase Plan                     18,576          2        728           --           --         --
Deferred compensation plan, net                                     (457)        --         --           --           --         --
                                                             ----------------------------------------------------------------------
Balance at June 30, 2000                                      15,910,152      1,591    215,620       43,809       30,198         --
Net income                                                            --         --         --       19,339           --         --
Unrealized holding gain, net of tax of $8,788                         --         --         --           --      (17,213)        --
Reclassification for hedging activities, net of tax of
 $4,881                                                               --         --         --           --       25,073         --
Reclassification adjustment for gains realized in net
 income on the sale of Knight common stock, net of tax of
 $5,419                                                               --         --         --           --      (10,061)        --
Cash dividends ($.33 per share)                                       --         --         --       (5,701)          --         --
Exercise of stock options                                         27,879          3        861         (277)          --         --
Adjustment for fractional shares on stock dividend
 declared on May 4, 2000                                            (148)        --         (6)           6           --         --
Stock dividend declared on May 3, 2001                         1,571,888        157     35,750      (35,907)          --         --
Repurchase of treasury stock, at cost                                 --         --         --           --           --         --
Issuance of common stock and amortization of deferred
 compensation expense for Stock Purchase Plan                         --         --         --           --           --         --
Deferred compensation plan, net                                       --         --         --           --           --         --
                                                             ----------------------------------------------------------------------
Balance at June 29, 2001                                      17,509,771  $   1,751  $ 252,225  $    21,269  $    27,997     $   --
                                                             ======================================================================

                                                              Deferred
                                                             compensation,  Treasury Stock
                                                                 net       Shares    Amount     Total
                                                             ------------------------------------------
Balance at June 26, 1998                                       $    --    (9,177) $    (74)  $ 147,680
Net income                                                          --        --        --      38,441
Unrealized holding gain, net of tax of $60,374                      --        --        --     112,123
Cash dividends:
  $.21 per share                                                    --        --        --      (2,997)
  Pooled company                                                    --        --        --      (7,020)
Exercise of stock options                                           --        --        --       1,109
Stock dividend declared on May 6, 1999                              --        --        --          --
Proceeds from employees for Employee Stock Purchase Plan            --        --        --           5
Reissuance of treasury stock for Stock Purchase Plan                --     9,177        74         175
Issuance of common stock and amortization of deferred
 compensation expense for Stock Purchase Plan                     (186)       --        --         184
                                                             ------------------------------------------
Balance at June 25, 1999                                          (186)       --        --     289,700
Net income                                                          --        --        --      94,234
Unrealized holding gain, net of tax of $14,995                      --        --        --     (27,605)
Reclassification adjustment for gains realized in net
 income on the sale of Knight common stock, net of tax
 $29,250                                                            --        --        --     (54,320)
Adjustments to retained earnings to conform fiscal year
 end of pooled company:
   Decrease retained earnings for income of pooled company          --        --        --      (3,660)
   Increase retained earnings for dividends of pooled
     company                                                        --        --        --       1,850
Capitalization of undistributed earnings of pooled
 company - a Subchapter S corporation                               --        --        --          --
Cash dividends:
  $.26 per share                                                    --        --        --      (4,008)
  Pooled company                                                    --        --        --      (6,577)
Exercise of stock options                                           --        --        --         681
Stock dividend declared on May 4, 2000                              --    (1,603)       --          --
Adjustment for fractional shares on stock dividend
 declared on May 6, 1999                                            --        --        --          --
Proceeds from employees for Employee Stock Purchase Plan            --        --        --           7
Issuance of common stock and amortization of deferred
 compensation expense for Stock Purchase Plan                      108        --        --         838
Deferred compensation plan, net                                    712   (16,033)     (712)         --
                                                             ------------------------------------------
Balance at June 30, 2000                                           634   (17,636)     (712)    291,140
Net income                                                          --        --        --      19,339
Unrealized holding gain, net of tax of $8,788                       --        --        --     (17,213)
Reclassification for hedging activities, net of tax of
 $4,881                                                             --        --        --      25,073
Reclassification adjustment for gains realized in net
 income on the sale of Knight common stock, net of tax of
 $5,419                                                             --        --        --     (10,061)
Cash dividends ($.33 per share)                                     --        --        --      (5,701)
Exercise of stock options                                           --        --        --         587
Adjustment for fractional shares on stock dividend
 declared on May 4, 2000                                            --      (143)       --          --
Stock dividend declared on May 3, 2001                              --    (3,896)       --          --
Repurchase of treasury stock, at cost                               --  (219,000)   (3,797)     (3,797)
Issuance of common stock and amortization of deferred
 compensation expense for Stock Purchase Plan                       72        --        --          72
Deferred compensation plan, net                                    435   (21,182)     (435)         --
                                                             ------------------------------------------
Balance at June 29, 2001                                       $ 1,141  (261,857) $ (4,944)  $ 299,439
                                                             ==========================================


    See accompanying Notes to Consolidated Financial Statements.

                Southwest Securities Group, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years ended June 29, 2001, June 30, 2000 and June 25, 1999
                                 (in thousands)

                                                                                        2001            2000              1999
                                                                                     ----------      ----------         --------
Cash flows from operating activities:
   Net income                                                                        $   19,339      $   94,234         $ 38,441
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                      5,038           3,583            3,249
       Provision for doubtful accounts                                                    4,385           3,051              622
       Deferred income taxes                                                             (7,195)         (6,695)          (1,101)
       Deferred compensation expense                                                       (273)            914               62
       Gain on sale of marketable equity securities                                     (11,405)        (83,570)              --
       Net change in minority interest in consolidated subsidiaries                       1,108             368             (106)
       Cumulative effect of change in accounting principle, net of tax                    2,874              --               --
       Reclassification from other comprehensive loss under SFAS No. 133                  2,199              --               --
       Gain on sale of Knight shares previously hedged under SFAS No. 133                (4,075)             --               --
       Adjustment for income and dividends of pooled company                                 --          (1,810)              --
       Change in operating assets and liabilities:
         Decrease (increase) in assets segregated for regulatory purposes                34,703        (167,961)         (95,008)
         Net change in broker, dealer and clearing organization accounts                 29,969          71,379          (16,005)
         Net change in client accounts                                                   33,817          67,202           59,933
         Net change in loans held for sale                                              (77,089)        (45,173)          42,308
         Increase in securities owned                                                   (21,808)        (48,621)         (42,342)
         Increase in other assets                                                       (15,293)        (17,501)          (9,936)
         Decrease in drafts payable                                                      (2,072)         (6,924)          (4,675)
         Increase in securities sold, not yet purchased                                   3,361             929           22,688
         Increase (decrease) in other liabilities                                        (6,401)         26,376            7,738
                                                                                     ----------      ----------         --------
             Net cash provided by (used in) operating activities                         (8,818)       (110,219)           5,868
                                                                                     ----------      ----------         --------

Cash flows from investing activities:
  Loan originations and purchases, net of repayments                                    (73,525)        (38,697)         (26,336)
  Purchase of fixed assets                                                               (6,927)         (5,222)          (5,063)
  Proceeds from sale of marketable equity securities                                     11,488          83,802               --
  Cash acquired in purchase of May, net of payment for purchase                             584              --               --
                                                                                     ----------      ----------         --------
             Net cash provided by (used in) investing activities                        (68,380)         39,883          (31,399)
                                                                                     ----------      ----------         --------

Cash flows from financing activities:
  Increase (decrease) in short-term borrowings                                          (79,255)         47,100            2,700
  Increase (decrease) in deposits                                                        70,477          36,517          (10,402)
  Increase (decrease) in advances from Federal Home Loan Bank                            70,609          38,438             (193)
  Proceeds from issuance of (payment to repurchase) 5% exchangeable
     subordinated notes                                                                 (16,981)          7,500           50,000
  Debt issue costs                                                                           --            (242)          (1,813)
  Net proceeds from issuance of stock of consolidated subsidiary                            100              50               50
  Payment of cash dividends on common stock - parent                                     (5,701)         (4,374)          (2,856)
  Payment of cash dividends on common stock - pooled company                                 --          (6,577)          (7,020)
  Net proceeds from exercise of stock options                                               491             554              659
  Proceeds from employees for Stock Purchase Plan                                            --             582              301
  Proceeds related to Deferred Compensation Plan                                            435             712               --
  Purchase of treasury stock                                                             (4,232)           (712)              --
                                                                                     ----------      ----------         --------
             Net cash provided by financing activities                                   35,943         119,548           31,426
                                                                                     ----------      ----------         --------

Net increase (decrease) in cash                                                         (41,255)         49,212            5,895
Cash at beginning of year                                                                72,479          23,267           17,372
                                                                                     ----------      ----------         --------
Cash at end of year                                                                  $   31,224      $   72,479         $ 23,267
                                                                                     ==========      ==========         ========


See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its consolidated subsidiaries listed below (collectively, the "Company"):

       Brokerage Group
         SWS Securities, Inc.                                "SWS, Inc."
             (formerly Southwest Securities, Inc.)
         SWS Financial Services, Inc.                        "SWSFS"
         Mydiscountbroker.com, Inc.                          "MDB"
         SWS Clearing Corporation                            "Clearing"
         May Financial Corporation                           "May"
       Asset Management Group
         Westwood Management Corporation                     "Westwood"
         Westwood Trust                                      "Trust"
         SWS Capital Corporation                             "Capital"
         Southwest Investment Advisors, Inc.                 "Advisors"
       Banking Group
         First Savings Bank, FSB                             "FSB"
            First Consumer Credit, L.L.C.                    "First Consumer"
            FSBF, L.L.C.                                     "FSBF"
            FSB Development, L.L.C.                          "FSB Development"
       Other
         SWS Technologies Corporation                        "Technologies"


SWS, Inc. is a New York Stock Exchange ("NYSE") registered broker/dealer, and SWSFS, MDB, Clearing and May are National Association of Securities Dealers ("NASD") registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Clearing has not yet begun operations. May was acquired on February 28, 2001 for $.01 per share of May's outstanding common stock. Goodwill totaling $153,000 was recorded on the purchase and will be amortized over ten years. Effective August 6, 1999, the Company sold all of its shares in NorAm Investment Services, Inc., a wholly owned subsidiary, for $478,788.

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

FSB is a federally chartered savings association regulated by the Office of Thrift Supervision. FSB is the parent of a wholly-owned subsidiary, FSB Development, as well as majority-owned entities First Consumer (47% voting interest) and FSBF (51% voting interest). The consolidated financial statements of the Company for all periods prior to the combination have been restated to include the operations of the Bank.

All significant intercompany balances and transactions have been eliminated.

The annual consolidated financial statements of the Company are prepared as of the close of business on the last Friday of June. Prior to the acquisition, the Bank's audited financials were prepared as of September 30; however, the fiscal year has now been conformed to match the Company's fiscal year end. Therefore, for purposes of these consolidated financial statements, the Bank's fiscal year end of June 30 conforms to the Company's fiscal years for fiscal 2001 and 2000. The Bank's financial statements for the year ended September 30, 1999 were combined with the Company's consolidated financial statements for the fiscal year ended June 25, 1999 to arrive at the consolidated financial statements for fiscal 1999 as presented herein.

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

(d) Loans Held for Sale

Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis. Discounts are amortized using a method approximating the interest method over the remaining period to contractual maturity. Loans held for sale consist of first mortgage loans and home improvement loans which have been purchased but not yet sold in the secondary market. Gains and losses on the sale of loans held for sale are determined using the specific identification method. At June 29, 2001 and June 30, 2000, the cost of loans held for sale approximated market.

(e) Loans and Allowance for Possible Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination and commitment fees and certain direct costs are deferred and amortized to interest income, generally over the contractual lives of the loans, using the interest method.

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

(f) Depreciation and Amortization

Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term (up to 9 years) using the straight line method. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods ranging from ten to forty years.

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

(j) Cash Flow Reporting

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

Cash paid during the year for interest was $175,770,000, $173,293,000 and $112,874,000, in 2001, 2000 and 1999, respectively. Cash paid during the year for income taxes was $18,160,000, $49,052,000 and $18,707,000 in 2001, 2000 and
1999, respectively.

In a non-cash transaction in 1999, the Parent received approximately 1.7 million common shares (approximately 3.3 million shares after a two-for-one stock split effective May 17, 1999) of Knight Trading Group, Inc. (formerly Knight/Trimark Group, Inc.) ("Knight") subsequent to Knight's initial public offering completed July 10, 1998.

(k) Earnings Per Share

The Company complies with the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised.

(l) Minority Interest

SWS, Inc. has issued 200 shares of Series A Preferred Stock at $1,000 per share to certain qualified broker/dealers. Qualified broker/dealers are broker/dealers registered under the 1934 Act who clear their proprietary transactions through SWS, Inc. and who represent that they are subject to net capital rules of the Securities and Exchange Commission ("SEC") and other self-regulatory organizations to which such broker/dealers report. A total of 5,000 shares of Series A Preferred Stock are reserved for issuance to such broker/dealers. This investment by third-parties in SWS, Inc. is classified as minority interest in consolidated subsidiaries in the consolidated statements of financial condition.

Also included as minority interest in consolidated subsidiaries are FSB's non-wholly owned subsidiaries.

(m) Stock-Based Compensation

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

(n) Treasury Stock

In November 2000, the Company's Board of Directors authorized management to repurchase up to one million shares of the Company's common stock in the open market. As of June 29, 2001, the Company had repurchased 219,000 shares of its common stock at a cost of $3,797,000. Treasury stock is also repurchased periodically under the Company's Deferred Compensation Plan (Note 16).

(o) Use of Estimates

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

(p) Fair Value of Financial Instruments

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

Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type such as real estate, commercial and consumer which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair values estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans receivable was $474,710,000 at June 29, 2001 and $248,111,000 at June 30, 2000.

The Company's short-term borrowings, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at June 30, 2000.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank ("FHLB") is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of deposits was $344,663,000 at June 29, 2001 and $265,776,000 at June 30, 2000.
The carrying amount of advances from the FHLB approximates fair value at June 29, 2001 and June 30, 2000.

The fair value of exchangeable subordinated notes, issued on June 16, 1999 amounted to approximately $8,568,000 as of June 29, 2001 and $31,444,000 as of June 30, 2000. The fair value of the notes was determined by prices quoted in the open market by a third party capital markets firm and considers the valuation changes associated with the derivatives identified with such notes (Note 1(q)).

(q)  Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities", as amended, effective July 1, 2000. SFAS No. 133 is applicable to the 5% Exchangeable Subordinated Notes ("Notes") due 2004 with a face value of $36.6 million. The Company issued $57.5 million of the Notes in June 1999 in the form of 1,014,332 DARTS(SM), or Derivative Adjustable Ratio Securities(SM). These notes were designated as a hedge of 1,014,332 shares of Knight common stock. SFAS No. 133 requires fair value recognition of the Notes' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. Under SFAS No. 133, the Company has recognized a net transition loss of $4,422,000, or $2,874,000 net of tax, which includes gains on the change in the value of the embedded derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income (loss). The net transition loss represents the differences in time value of money related to the embedded derivative. To properly adjust the value of the embedded derivative on the statement of financial condition upon adoption of SFAS No. 133, the Company reduced the Notes' liability by $17,956,000 and recorded offsetting increases to accumulated other comprehensive income of $14,546,000 and deferred tax liability of $6,285,000. See Note 13.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement 125" ("SFAS No. 140"). This statement replaces FASB Statement No. 125, "Acounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. The statement requires that the Company prospectively segregate securities pledged on the face of the consolidated statements of financial condition. Management has determined that SFAS No. 140 has no material impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No 141 eliminates the pooling-of interests method of accounting for business combinations. This statement is effective for business combinations initiated after June 30, 2001 and business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 will apply to the Company's August 2001 acquisition of O'Connor & Company Securities, Inc. ("O'Connor"), an NASD licensed broker/dealer engaged in the origination, sale and trading of taxable and tax-exempt municipal bonds located in Newport Beach, California.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination. The statement addresses how such assets should be accounted for at acquisition, as well as after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least annually. The statement also provides specific guidance for impairment testing. Provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in the financial statements at that date. Therefore, the Company will apply the provisions of SFAS No. 142 in the first quarter of fiscal 2003. Goodwill as of June 29, 2002 is estimated to be $7.2 million, including approximately $700,000 from the acquisition of O'Connor. Amortization expense for fiscal years 2001, 2000 and 1999 was $290,000, $286,000 and $314,000,
respectively. Management estimates that SFAS No. 142 will not have a material impact on the consolidated financial statements.

(r)  Reclassifications

Certain amounts in 2000 and 1999 have been reclassified to conform to the 2001 presentation.

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

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):


                                                Fiscal years ended
                                       June 30, 2000          June 25, 1999
                                       ------------------------------------
      Total revenue
        The Company                       $ 549,528              $ 337,270
        The Bank                             39,558                 35,075
                                          ---------              ---------
           Combined                       $ 589,086              $ 372,345
                                          =========              =========

      Net income
        The Company                       $  81,184              $  26,219
        The Bank                             13,050                 12,222
                                          ---------              ---------
           Combined                       $  94,234              $  38,441
                                          =========              =========

The consolidated statements of stockholders' equity also reflect dividends paid by ASBI to its shareholders approximating $6,577,000 in fiscal 2000 and $7,020,000 in fiscal 1999.

As a result of ASBI being an S Corporation at the time the acquisition was consummated, the retained earnings of ASBI as of April 28, 2000 is deemed to be a contribution of undistributed earnings by the stockholders of ASBI to the Parent. Therefore, retained earnings of $28,916,000 was reclassified to additional paid-in-capital of the Parent.

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

3.   ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 29, 2001, the Company had U.S. Treasury securities with a market value of approximately $124,363,000, reverse repurchase agreements of approximately $216,690,000, cash of $19,000 and related accrued interest of approximately $130,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $220,490,000. The Company also had approximately $20,862,000 in reverse repurchase agreements, cash of $1,000 and related accrued interest of approximately $6,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers ("PAIB") at June 29, 2001. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $21,101,000. At June 30, 2000, the Company had U.S. Treasury securities with a market value of $393,697,000 segregated in these accounts.

4.   MARKETABLE EQUITY SECURITIES

The investment in Knight is classified as marketable equity securities available for sale, and the unrealized holding gain, net of tax, is recorded as accumulated other comprehensive income as a part of stockholders' equity on the consolidated statements of financial condition.

The following table summarizes the cost and market value of the investment in Knight at June 29, 2001 and June 30, 2000 (in thousands):

                                                              Gross       Gross
                                       Shares              Unrealized   Unrealized   Market
                                        Held       Cost       Gains       Losses      Value
                                     --------------------------------------------------------
   June 29, 2001

      Marketable equity securities     906,184    $   117     9,570           --      $ 9,687
                                     ========================================================
   June 30, 2000

      Marketable equity securities   1,552,476    $   200    46,083           --     $ 46,283
                                     ========================================================

The "specific identification" method is used to determine the cost of marketable securities sold. For the fiscal year ended June 29, 2001, the Company sold approximately 646,000 shares of Knight with proceeds from the sales totaling $11,488,000. Realized cash gains on these sales totaled approximately $11,405,000 for the fiscal year ended June 29, 2001. In fiscal 2000, the Company sold approximately 1,797,000 shares of Knight with proceeds from the sales totaling $83,802,000, with realized gains on these sales totaling approximately $83,570,000. No shares of Knight were sold prior to fiscal 2000.

As of June 29, 2001, 373,550 shares of this stock are hedged by the Notes discussed Note 13. In December 2000, the Company repurchased and retired 640,782 Notes. A like number of Knight shares were released from the hedging provisions of SFAS No. 133. Upon final disposition of these previously hedged shares of Knight stock, the Company will recognize a non-cash gain of approximately $23.50 per share, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000). The Company disposed of 108,148 shares of this previously hedged stock in fiscal 2001, therefore, a $4,075,000 ($2,648,000, net of tax) non-cash gain on sale of stock was recorded in net gains from principal transactions in the accompanying consolidated statements of income and comprehensive income. Therefore, totals gains related to the sales of Knight common stock were $15,480,000 during fiscal 2001.

5. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 29, 2001 and June 30, 2000, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

                                                 2001            2000
                                              -----------     -----------
           Receivable:
              Securities failed to deliver    $    25,825     $    56,683
              Securities borrowed               2,162,467       3,253,896
              Correspondent broker/dealers         16,353          53,368
              Clearing organizations                1,776           1,575
              Other                                14,832          39,687
                                              -----------     -----------
                                              $ 2,221,253     $ 3,405,209
                                              ===========     ===========
           Payable:
              Securities failed to receive    $    22,596     $    57,111
              Securities loaned                 2,166,165       3,270,701
              Correspondent broker/dealers         31,660          46,355
              Other                                12,786          14,512
                                              -----------     -----------
                                              $ 2,233,207     $ 3,388,679
                                              ===========     ===========


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

The Company participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. All open positions are adjusted to market values daily. The amounts receivable and payable, relating to open positions for the securities borrowed and securities loaned other than those of the Company's clients, were $2,154,836,000 and $2,152,749,000, respectively, at June 29, 2001 and $3,244,359,000 and
$3,237,213,000, respectively, at June 30, 2000.

6.   RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $5,947,000 and $2,102,000, respectively, at June 29, 2001 and $6,304,000 and $3,178,000,
respectively, at June 30, 2000. Securities accounts of noncustomers are subject to the same terms and regulations as those of customers. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

The Company pays interest on certain customer "free credit" balances available for reinvestment. The aggregate balance of such funds was approximately $605,048,000 and $877,424,000 at June 29, 2001 and June 30, 2000, respectively.
During fiscal year 2001, the interest rates paid on these balances ranged from 5.25% to 3.10%. The weighted average interest rate paid was 4.66% in fiscal 2001 and 4.55% in fiscal 2000.

The Company maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations. At June 29, 2001 and June 30, 2000, all unsecured customer receivables had been provided for in this allowance.

7.   LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Bank grants loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area. Also, the Bank purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the general economic conditions of the area. At June 29, 2001 and June 30, 2000, substantially all of the Bank's loans are collateralized with real estate or automobiles.

Loans receivable at June 29, 2001 and June 30, 2000 are summarized as follows (in thousands):

                                                            2001          2000
                                                         ==========    ==========
      First mortgage loans (principally conventional):
          Real estate                                    $  153,573    $  125,218
          Construction                                      116,195        85,101
                                                         ----------    ----------
                                                            269,768       210,319
                                                         ----------    ----------
      Consumer and other loans:
          Commercial                                         18,757        13,681
          Other                                              35,640        25,379
                                                         ----------    ----------
                                                             54,397        39,060
                                                         ----------    ----------
      Factored receivables                                   11,021        11,008
                                                         ----------    ----------
                                                            335,186       260,387
      Unearned income                                       (11,957)       (8,730)
      Allowance for possible loan losses                     (3,280)       (3,699)
                                                         ----------    ----------
                                                         $  319,949    $  247,958
                                                         ==========    ==========

                                       F-13

Impairment of loans with a recorded investment of approximately $4,084,000 and $4,020,000 at June 29, 2001 and June 30, 2000, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The average recorded investment in impaired loans was approximately $3,238,000 during fiscal 2001 and $4,653,000 in fiscal 2000. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. At June 29, 2001, there was no specific allowance for loan losses related to these loans. The total allowance for loan losses related to these loans was approximately $1,198,000 at June 30, 2000. No material amount of interest income on impaired loans was recognized for cash payments received in 2001 and 2000.

An analysis of the allowance for possible loan losses for the years ended June 29, 2001, June 30, 2000 and June 25, 1999 is as follows (in thousands):

                                                     2001       2000      1999
                                                  ---------- ---------- --------

          Balance at beginning of year             $  3,699   $ 3,379   $ 3,659
            Provision (credit) for loan losses        1,756     1,097        (3)
            Loans charged to the allowance, net      (2,175)     (777)     (277)
                                                   --------   -------   -------
          Balance at end of year                   $  3,280   $ 3,699   $ 3,379
                                                   ========   =======   =======

8.   SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 29, 2001 and June 30, 2000, which are carried at market value, include the following (in thousands):

                                                                      2001          2000
                                                                   ----------   ---------
      Securities owned:
           Corporate equity securities                             $  28,279    $  13,186
           Municipal obligations                                      28,280       21,636
           U.S. Government and Government agency obligations          26,361       15,519
           Corporate obligations                                      40,240       24,490
           Funds and trusts                                           22,914       48,155
           Other                                                          --          121
                                                                   ---------    ---------
                                                                   $ 146,074    $ 123,107
                                                                   =========    =========

      Securities sold, not yet purchased:
           Corporate equity securities                             $   3,690    $   5,198
           Municipal obligations                                       2,731          715
           U.S. Government and Government agency obligations          19,150        4,187
           Corporate obligations                                       2,904        2,057
           Funds and trusts                                              175       12,747
           Other                                                          --          375
                                                                   ---------    ---------
                                                                   $  28,650    $  25,279
                                                                   =========    =========

Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for the Company's clearing business. These pledged securities amounted to $2,712,000 and $8,076,000 at June 29, 2001 and June 30, 2000, respectively.

9.   SHORT-TERM BORROWINGS

The Company has credit arrangements with commercial banks, which include broker loan lines up to $360,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate (4.06% at June 29, 2001). There were no borrowings under these arrangements at June 29, 2001. At June 30, 2000, the amount outstanding under these secured arrangements was $46,300,000 which was collateralized by securities held for firm accounts valued at $48,046,000 and $3,500,000 which was collateralized by securities held for non customer accounts valued at $48,599,000.

The Company also has an irrevocable letter of credit agreement aggregating $80,000,000 at June 29, 2001 and $110,000,000 at June 30, 2000 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients' and nonclients' margin accounts with a value of $129,677,000 at June 29, 2001 and $176,473,000 at June 30, 2000.

In addition, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding on this unsecured line of credit at either June 29, 2001 or June 30, 2000.

At June 29, 2001 or June 30, 2000, the Company had no repurchase agreements outstanding.

10.  DEPOSITS

Deposits at June 29, 2001 or June 30, 2000 are summarized as follows (dollars in thousands):

                                                                  2001                  2000
                                                            Amount    Percent     Amount    Percent
                                                          --------------------- ---------------------
    Noninterest bearing demand accounts                   $  22,406      6.6%   $  13,358      5.0%
    Interest bearing demand accounts                          5,088      1.5        2,047      0.7
    Savings accounts                                            560      0.2          449      0.2
    Limited access money market accounts                     14,008      4.2       11,222      4.2
    Certificates of deposit, less than $100,000             179,681     53.4      192,859     72.6
    Certificates of deposit, $100,000 and greater           114,538     34.1       45,869     17.3
                                                          ------------------    ------------------
                                                          $ 336,281    100.0%   $ 265,804    100.0%
                                                          ==================    ==================

The weighted average interest rate on deposits was approximately 5.5% at June 29, 2001 and 5.7% at June 30, 2000. At June 29, 2001, scheduled maturities of certificates of deposit were as follows (in thousands):

                                               2002        2003        2004      Thereafter     Total
                                            ----------  ----------   --------   ------------  ---------
     Certificates of deposit, less
       than $100,000                        $ 139,540    $ 21,230    $ 2,093      $ 16,818    $ 179,681
     Certificates of deposit,
       $100,000 and greater                    94,278      11,621      1,135         7,504      114,538
                                            ---------    --------    -------      --------    ---------
                                            $ 233,818    $ 32,851    $ 3,228      $ 24,322    $ 294,219
                                            =========    ========    =======      ========    =========


11.  ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 29, 2001 and June 30, 2000, advances from the FHLB were due as follows (in thousands):

                                            2001         2000
                                         ----------   ----------
     Maturity:

       Due within one year               $ 101,456     $ 34,512
       Due within two years                  1,517          317
       Due within five years                 3,164        3,340
       Due within seven years                  223          408
       Due within ten years                  1,411        1,305
       Due within twenty years               5,706        2,986
                                         ---------     --------
                                         $ 113,477     $ 42,868
                                         =========     ========

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 3.9% to 7.7% are secured by approximately $145,116,000 of collateral value (as defined) in qualifying first mortgage loans at June 29, 2001. At June 30, 2000, advances with interest rates from 5.3% to 7.7% were secured by approximately $83,420,000 of collateral value in qualifying first mortgages.

12.  INCOME TAXES

Income tax expense for the years ended June 29, 2001, June 30, 2000 and June 25, 1999 (effective rate of 32.4% in 2001, 31.1% in 2000 and 27.0% in 1999) differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rate (35% in 2001, 2000 and 1999) to income before income taxes and minority interest in consolidated subsidiaries and is comprised of the following (in thousands):

                                                          2001         2000        1999
                                                       ----------   ----------  ----------
    Income tax expense at the statutory rate            $ 12,740     $ 48,267    $ 18,683
    Tax exempt interest                                     (269)        (487)       (242)
    Minority interest in consolidated subsidiaries          (834)        (278)       (184)
    Earnings of S Corporation prior to acquisition,
      taxable to shareholders of ASBI                         --       (3,670)     (4,257)
    Adjustment for change in tax status                       --       (1,341)         --
    Other, net                                               168          387         412
                                                        --------     --------    --------
                                                        $ 11,805     $ 42,878    $ 14,412
                                                        ========     ========    ========

Income taxes as set forth in the consolidated statements of income and comprehensive income consisted of the following components (in thousands):


                                    2001             2000              1999
                                 ----------       ----------        ----------

    Federal - current             $ 18,891         $ 49,481          $ 15,402
    Federal - deferred              (7,195)          (6,652)           (1,101)
    State - current                    109               92               111
    State - deferred                    --              (43)               --
                                  --------         --------          --------
       Total income taxes         $ 11,805         $ 42,878          $ 14,412
                                  ========         ========          ========

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 29, 2001 and June 30, 2000 are presented below (in thousands):

                                                                                          2001         2000
                                                                                       ----------   ----------
    Deferred tax assets:
        Expenses for book, not deductible until paid                                    $  7,243     $  6,768
        Management incentive compensation                                                  2,418        2,367
        Depreciation at rates different for tax than for financial reporting                 691          125
        Deferred compensation plan                                                         1,468        1,275
        Gain on sale of loans deferred for book                                              214          283
        Allowance for possible loan losses in excess of tax reserve                          948          659
        Other                                                                              1,075          668
                                                                                        --------     --------
            Total gross deferred tax assets                                               14,057       12,145
    Deferred tax liabilities:
        Unrealized holding gain on marketable equity securities                           (8,231)     (16,129)
        Investment in limited liability companies                                            (71)        (149)
        Other                                                                               (426)        (351)
                                                                                        ---------    ---------
            Total gross deferred tax liabilities                                          (8,728)     (16,629)
                                                                                        ---------    ---------
           Net deferred tax assets (liabilities) - included in other assets
             (liabilities) on the consolidated statements of financial condition        $  5,329     $ (4,484)
                                                                                        =========    =========

As a result of the Company's history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.

13.  EXCHANGEABLE SUBORDINATED NOTES

On June 16, 1999, the Company issued $50 million of 5% Exchangeable Subordinated Notes (the "Notes") consisting of 882,028 Derivative Adjustable Ratio Securities(SM), each a "DARTS(SM)"). In July 1999, the Company issued an additional $7.5 million of the Notes (132,304 DARTS) as the underwriters exercised their over-allotment option. The Notes mature on June 30, 2004, and are not redeemable or exchangeable until that time. Interest, which is paid quarterly in arrears on March 31, June 30, September 30, and December 31, commenced September 30, 1999. Interest expense was approximately $2 million in fiscal 2001 and $2.9 million in fiscal 2000 on the DARTS. Accrued interest at June 29, 2001 and June 30, 2000 totaled $265,000 and $24,000, respectively.

In December 2000, the Company paid approximately $17 million to repurchase and retire approximately 63%, of its outstanding Notes. Of the DARTS originally issued, 373,550 remain outstanding at June 29, 2001. The Company reduced the DART liability by approximately $17 million as a result of the repurchase. There was no material gain or loss recorded on the repurchase of the DARTS.

For fiscal 2001, the Company recognized a loss of $2,199,000 that represents the change in the time value of the embedded equity option in the DARTS. To properly adjust the value of the embedded derivative on the statement of financial condition as of June 29, 2001, the Company decreased the Notes' liability by approximately $13,574,000 from June 30, 2000. The Company also reclassified in fiscal 2001 $10,526,000 from other comprehensive income, net of tax of $5,596,000, to earnings to record the value of the hedged Knight shares.

The following table reflects the activity in the Notes' liability account as a result of the adoption of SFAS No. 133 and the repurchase of the DARTS (in thousands):

     Balance at June 30, 2000                        $  57,500
       Adoption of SFAS No. 133                        (17,956)
       Repurchase of DARTS                             (17,402)
       Change in value of embedded derivative          (13,574)
                                                     ---------
     Balance at June 29, 2001                        $   8,568
                                                     =========

Legal and accounting fees, printing costs and other expenses associated with the issuance of the DARTS totaled approximately $2 million and are being amortized on the straight-line method over the term of the bonds. In fiscal 2001, 2000 and 1999, amortization expense charged to operations was $280,000, $405,000 and $15,000, respectively. Approximately $900,000 of debt issue costs were written off in conjunction with the repurchase.

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

14.  REGULATORY CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. SWS, Inc. has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 29, 2001, SWS, Inc. had net capital of $128,296,000, or approximately 25.1% of aggregate debit balances, which is $118,082,000 in excess of its minimum net capital requirement of $10,214,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 29, 2001, SWS, Inc. had net capital of $102,760,000 in excess of 5% of aggregate debit items.

Clearing and May also follow the alternative method. At June 29, 2001, Clearing had net capital of $1,264,000, which is $1,014,000 in excess of its minimum net capital requirement of $250,000 at that date. May had net capital of $7,265,000, which is $6,859,000 in excess of its net capital requirement of $406,000 at June 29, 2001.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At June 29, 2001, the net capital and excess net capital of SWSFS was $319,000 and $69,000, respectively, and MDB had net capital and excess net capital of $3,167,000 and $2,917,000, respectively.

Asset Management Group. Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $3,451,000, which is $2,451,000 in excess of its minimum capital requirement at June 29, 2001.

Banking Group. FSB is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require the maintaining of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 29, 2001, that FSB meets all capital adequacy requirements to which it is subject.

As of June 29, 2001 and June 30, 2000, FSB is considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," FSB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.

FSB's actual capital amounts and ratios are presented in the following tables (in thousands):

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                              For Capital          Prompt Corrective
                                                         Actual            Adequacy Purposes       Action Provisions
                                                         ------            -----------------       -----------------
                                                   Amount       Ratio     Amount       Ratio      Amount       Ratio
                                                   ------       -----     ------       -----      ------       -----
June 29, 2001:

  Total capital (to risk weighted assets)         $ 43,095      10.7%   $ 32,222        8.0%     $ 40,277      10.0%
  Tier I capital (to risk weighted assets)          42,020      10.4      16,111        4.0        24,166       6.0
  Tier I capital (to adjusted total assets)         42,020       8.4      19,993        4.0        24,991       5.0

June 30, 2000:

  Total capital (to risk weighted assets)         $ 32,322      10.9%   $ 23,657        8.0%     $ 29,571      10.0%
  Tier I capital (to risk weighted assets)          31,766      10.7      11,828        4.0        17,742       6.0
  Tier I capital (to adjusted total assets)         31,766       9.3      13,694        4.0        17,118       5.0

15.  STOCK DIVIDENDS

The Board of Directors has declared the following stock dividends to stockholders:


                                                                                                     Stock Options
    Dividend Percentage       Declaration Date           Record Date              Paid Date             Adjusted
  ------------------------ ----------------------- ------------------------ ----------------------- -----------------
        Ten Percent             May 3, 2001             July 13, 2001           August 1, 2001            Yes
        Ten Percent             May 4, 2000             July 14, 2000           August 1, 2000            Yes
        Ten Percent             May 6, 1999             July 15, 1999           August 2, 1999            Yes
       Five Percent             May 22, 1998            July 15, 1998           August 3, 1998            Yes
        Ten Percent           August 28, 1997        September 15, 1997        October 1, 1997             No

Per share amounts, dividends per share and weighted average shares outstanding have been restated in the accompanying consolidated financial statements to reflect the effect of these stock dividends. At the discretion of the Stock Option Committee, the stock options outstanding, as well as the options' exercise prices, were adjusted as noted in the above table. The number of stock options outstanding, stock options exercisable, the weighted-average exercise prices and the weighted-average fair value of options granted during the fiscal years at June 29, 2001, June 30, 2000 and June 25, 1999 have been restated.

16.  EMPLOYEE BENEFITS

Stock Option Plans. At June 29, 2001, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). The 1996 Plan reserves approximately 3,630,000 shares of the Company's common stock for issuance to eligible employees of the Company or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves approximately 231,000 shares of the Company's common stock for eligible employees or potential employees of the Company or its subsidiaries. Shares reserved under these option plans reflect all stock dividends issued by the Company (Note 15). Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Stock Option Committee. Options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

A summary of the status of the Company's outstanding stock options as of June 29, 2001, June 30, 2000 and June 25, 1999 is presented below:

                                                        2001                        2000                       1999
                                              --------------------------  -------------------------  --------------------------
                                                             Weighted-                  Weighted-                   Weighted-
                                                              Average                    Average                     Average
                                               Underlying     Exercise    Underlying     Exercise     Underlying     Exercise
                                                 Shares        Price        Shares        Price         Shares        Price
                                             -----------------------------------------------------------------------------------
Outstanding, beginning of period                   775,753     $ 24.71        485,717     $ 19.15         253,012     $ 21.00

   Granted                                         394,315       28.27        315,244       34.87         244,408       18.84
   Exercised                                       (27,879)      15.88        (39,290)      12.82         (36,465)      16.42
   Forfeited                                       (78,945)      26.57        (56,293)      26.93         (19,819)      19.58
   Adjustment for stock dividends                  106,406          --         70,375          --          44,581          --
                                             ---------------             --------------             ---------------

Outstanding, end of period                       1,169,650     $ 24.57        775,753     $ 24.71         485,717     $ 19.15
                                             ===============             ==============             ===============

Exercisable, end of period                         377,232                    178,914                      75,303

Weighted-average fair value of options
   granted during fiscal year                       $28.69                   $  33.68                    $  18.78

The following table summarizes information for the stock options outstanding at June 29, 2001:

                                            Options Outstanding                                Options Exercisable
                        -------------------------------------------------------------  -------------------------------------
                                           Weighted-Average
       Range of              Number            Remaining         Weighted-Average          Number       Weighted-Average
    Exercise Prices       Outstanding      Contractual Life       Exercise Price        Exercisable      Exercise Price
                        ----------------------------------------------------------------------------------------------------
   $11.54 - $18.43               434,850        6.5 years               $ 15.95             265,657            $ 16.06
   $19.23 - $29.03               426,061        8.8 years               $ 27.86              32,321            $ 23.24
   $30.43 - $41.32               308,739        8.1 years               $ 32.19              79,254            $ 32.40
                        -----------------                                              ---------------
   $11.54 - $41.32             1,169,650        7.7 years               $ 24.57             377,232            $ 20.11
                        =================                                              ===============



The Company applies APB 25 and related interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost been determined consistent with SFAS 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below for the years ended June 29, 2001, June 30, 2000 and June 25, 1999:

                                                     2001                         2000                         1999
                                                As          Pro              As          Pro             As          Pro
                                             Reported      Forma          Reported      Forma         Reported      Forma
                                            ---------------------------------------------------------------------------------
Net income (in thousands):
  Income before cumulative effect of
     change in accounting principle             $22,213     $19,523         $ 94,234    $ 92,753        $ 38,441     $ 37,519
  Cumulative effect of change in
     accounting principle, net of tax            (2,874)     (2,874)              --          --              --           --
                                            ------------ -----------     ------------ -----------     ----------- ------------
  Net income                                    $19,339     $16,649         $ 94,234    $ 92,753        $ 38,441     $ 37,519
                                            ============ ===========     ============ ===========     =========== ============

Earnings per share - basic:
  Income before cumulative effect of
     change in accounting principle             $  1.27     $  1.12         $   5.40    $   5.32        $   2.21     $   2.16
  Cumulative effect of change in
     accounting principle, net of tax              (.16)       (.16)              --          --              --           --
                                            ------------ -----------     ------------ -----------     ----------- ------------
  Net income                                    $  1.11     $   .96         $   5.40    $   5.32        $   2.21     $   2.16
                                            ============ ===========     ============ ===========     =========== ============

Earnings per share - diluted:
  Income before cumulative effect of
     change in accounting principle             $  1.26     $  1.11         $   5.35    $   5.27        $   2.20     $   2.15
  Cumulative effect of change in
     accounting principle, net of tax              (.16)       (.16)              --          --              --           --
                                            ------------ -----------     ------------ -----------     ----------- ------------
  Net income                                    $  1.10     $   .95         $   5.35    $   5.27        $   2.20     $   2.15
                                            ============ ===========     ============ ===========     =========== ============

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999:

                                                   2001                2000                1999
                                            -------------------  ------------------  -----------------
        Expected volatility                                53%                 50%               33%
        Risk-free interest rate                          3.61%               6.26%             4.50%
        Expected dividend yield                          1.75%               .825%              .40%
        Expected life                            5 to 10 years       5 to 10 years     5 to 10 years

Profit Sharing/401(k) Plan. The Company has a defined contribution profit sharing/401(k) plan covering substantially all employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at the Company's discretion. Profit sharing expense for fiscal years 2001, 2000 and 1999 was approximately $1,602,000, $7,834,000 and $5,264,000, respectively. The
401(k) portion of the plan began in January 2000, and the Company provides a match of up to 4% of eligible compensation. The Company's matching contributions vest immediately and the expense totaled approximately $2,373,000 in fiscal 2001 and $1,388,000 in fiscal 2000.

Money Purchase Pension Plan. In January, 2000, the Company implemented a Money Purchase Pension Plan ("Money Purchase Plan") covering substantially all employees. Employer contributions become vested after six years of service by the participant. Money Purchase Plan contributions are determined by the Company's Board of Directors and may not exceed the lesser of 15% of the total annual compensation paid to the participant or the Company's net profits before taxes. For the year ended June 29, 2001, the Company contributed $1,905,000 to the Money Purchase Plan.

Deferred Compensation Plan. In July 1999 the Company implemented a Deferred Compensation Plan ("Plan") for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the Plan consist of employee pre-tax contributions and the Company's matching contributions up to a specified limit. Participants can invest in the Company's common stock or a variety of mutual funds. The Company stock is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. For the years ended June 29, 2001 and June 30, 2000, approximately $5,553,000 and $3,294,000, respectively, was invested into the Plan. At June 29, 2001, funds totaling $806,000 were invested in 42,857 shares of the Company's common stock (as adjusted for the 10% stock dividend), with the remainder being used to purchase mutual funds. Funds totaling $712,000 were invested in 17,636 shares of the Company's common stock (as adjusted for the 10% stock dividend), with the remainder being used to purchase mutual funds as of June 30, 2000. Approximately $5,342,000 and $3,580,000 of compensation expense was recorded related to the Plan in fiscal 2001 and fiscal 2000, respectively. The trustee of the Plan is Trust.

Stock Purchase Plan. On August 20, 1997, the Board of Directors adopted a Stock Purchase Plan ("Stock Purchase Plan") to enable employees of the Company and its subsidiaries to purchase up to 1,270,500 shares of common stock of the Company, as adjusted for stock dividends (Note 15). At June 29, 2001 and June 30, 2000, approximately 12,000 shares and 40,000 shares, respectively, were issued under the Stock Purchase Plan, as adjusted for the most recent ten percent stock dividend. The Plan was terminated by the Board of Directors in November 1999.

17.  EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS Computations, as adjusted for the stock dividends as discussed in Note 15, is as follows (in thousands, except share and per share amounts):

                                                                   2001                  2000                  1999
                                                             ------------------    ------------------    ------------------
Income before cumulative effect of change in accounting
    principle                                                        $  22,213             $  94,234             $  38,441
Cumulative effect of change in accounting principle, net of
    tax                                                                 (2,874)                   --                    --
                                                             ------------------    ------------------    ------------------
Net income                                                           $  19,339             $  94,234             $  38,441
                                                             ==================    ==================    ==================

Net income                                                                                 $  94,234             $  38,441
Adjustment for pro forma tax of Subchapter S corporation                                      (3,670)               (4,257)
                                                                                   ------------------    ------------------
Pro forma net income, tax effected                                                         $  90,564             $  34,184
                                                                                   ==================    ==================

                                                                      2001                  2000                  1999
                                                                  ------------         -------------         -------------
Weighted average shares outstanding - basic                         17,408,922            17,446,638            17,383,303

Effect of dilutive securities:

    Assumed exercise of stock options                                   91,854               157,117                87,538
                                                                  ------------         -------------         -------------
Weighted average shares outstanding - diluted                       17,500,776            17,603,755            17,470,841
                                                                  ============         =============         =============

Earnings per share - basic
Income before cumulative effect of change in accounting
    principle                                                     $       1.27         $        5.40         $        2.21
Cumulative effect of change in accounting principle, net of
    tax                                                                   (.16)                   --                    --
                                                                  ------------         -------------         -------------
Net income                                                        $       1.11         $        5.40         $        2.21
                                                                  ============         =============         =============

Earnings per share - diluted
Income before cumulative effect of change in accounting
    principle                                                     $       1.26         $        5.35         $        2.20
Cumulative effect of change in accounting principle, net of
    tax                                                                   (.16)                   --                    --
                                                                  ------------         -------------         -------------
Net income                                                        $       1.10         $        5.35         $        2.20
                                                                  ============         =============         =============

Pro forma earnings per share - basic                                                   $        5.19         $        1.97
                                                                                       =============         =============

Pro forma earnings per share - diluted                                                 $        5.14         $        1.96
                                                                                       =============         =============


At June 29, 2001, there were approximately 1.1 million options outstanding under the 1996 Plan and approximately 59,000 options outstanding under the 1997 Plan. As of June 29, 2001, 722,000 outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding - diluted.

The above presentation of pro forma tax net income represents the pro forma tax adjustments of ASBI as a Subchapter S corporation as if it had been a taxable entity in fiscal years 2000 and 1999.

18.  COMMITMENTS AND CONTINGENCIES

The Company leases its offices under noncancelable operating lease agreements. During fiscal years 2001, 2000 and 1999, the Company entered into various noncancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for facilities and equipment leases for fiscal years 2001, 2000 and 1999 aggregated approximately $19,825,000, $14,311,000 and $10,725,000, respectively. At June 29, 2001, the future rental payments for the noncancelable operating leases for each of the following five fiscal years and thereafter follow (in thousands):

               Year ending:
                    2002                                   $ 17,030
                    2003                                     12,975
                    2004                                      6,921
                    2005                                      4,833
                    2006                                      4,622
                    Thereafter                                9,969
                                                           --------
               Total payments due                          $ 56,350
                                                           ========

The Company has committed to spending approximately $3.8 million to expand and promote MDB during 2002.

On April 17, 1998, a judgment was entered against the Company in connection with a breach of contract lawsuit. The judge awarded the defendants on their counterclaim approximately $40,000 in damages and approximately $1,700,000 in attorney's fees. The Company subsequently appealed the verdict. In April 2001, the Company settled the lawsuit, with no material impact to the consolidated financial statements.

On October 21, 1999, the Company filed an arbitration claim with the National Association of Securities Dealers against a former correspondent broker/dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. On January 22, 2001, the Company was notified that it was successful in obtaining a $4.7 million award against the correspondent broker/dealer, but was unsuccessful in its cause against the individual principal of the correspondent firm. The Company is pursuing collection of the award. The Company has fully reserved for this margin loan.

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

19. AFFILIATE TRANSACTIONS

The Company, through its principal subsidiary, SWS, Inc., provides accounting and administrative services for its subsidiaries and clears all customer transactions for SWSFS and MDB. Westwood serves as the investment manager for the assets discussed in Note 3. Trust acts as an agent on behalf of SWS, Inc. in the direction of transactions related to these assets. In addition, Westwood serves as the investment manager of the common trust funds of Trust.

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

FSB's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. FSB uses the same credit policies in making commitments and conditional obligations as it does for on-statement of financial condition instruments. At June 29, 2001, the approximate amounts of these financial instruments were as follows (in thousands):

                                                     Amount
                                                   ---------
           Financial instruments whose contract
             amounts represent credit risk:
                 Commitments to fund loans         $  22,234
                 Available credit                     91,918
                 Standby letters of credit             1,191
                                                   ---------
                                                   $ 115,343
                                                   =========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn on, the total commitments do not necessarily represent future cash requirements. FSB evaluates each of the customer's credit worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by FSB upon extension of credit, varies and is based on management's credit evaluation of the counterparty. FSB has not incurred any significant losses on its commitments in the year ended June 29, 2001. Further, management believes FSB will not incur material losses as a result of the commitments existing at June 29, 2001.

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

Brokerage Group. The Brokerage Group is comprised of SWS, Inc., SWSFS, MDB, Clearing and May. SWS, Inc. provides Correspondent clearing and execution services to securities broker/dealers, including SWSFS and MDB, and other financial institutions. SWS, Inc. serves individual and institutional investors through its 18 branch offices. Through these offices, clients gain access to SWS, Inc.'s investment research. SWS, Inc. also provides municipal finance and investment banking and underwriting services.

SWSFS contracts with independent registered representatives for the administration of their securities business. MDB specializes in deep discount brokerage services over the Internet. Although a registered broker/dealer, Clearing has not yet begun operations. May is a registered broker/dealer that was acquired February 28, 2001.

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

Banking Group. The Banking Group is composed of FSB and its wholly and majority owned subsidiaries. FSB is a thrift institution offering full-service, traditional banking, as well as Internet banking via its online division, MyBankUSA.com. First Consumer buys and sells home improvement loans receivable; FSBF purchases non-prime automobile loans; and FSB Development develops single family residential lots.

Other Consolidated Entities Group. The Parent and Technologies comprise the Other Consolidated Entities Group. The Parent is a holding company that owns various investments, including the investment in Knight common stock. Technologies provides Internet design and marketing strategies and other Internet-related services, as well as disaster recovery services. There are no material reconciling adjustments included in this category.

All accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

                                                                                                               Consolidated
                                                                  Asset                         Other           Southwest
                                                   Broker       Management       Banking     Consolidated       Securities
(in thousands)                                     Group          Group           Group        Entities         Group, Inc.
-----------------------------------------------------------------------------------------------------------------------------
June 29, 2001

   Net revenues from external sources           $  388,220       $ 19,815       $ 53,065      $  9,602         $  470,702
   Net intersegment revenues                        (6,703)           585            (66)        6,184                 --
   Net interest revenue (expense)                   53,269            625         25,366        (1,411)            77,849
   Depreciation and amortization                     2,905            170            510         1,453              5,038
   Income (loss) before income taxes and
     minority interest in consolidated
     subsidiaries                                   20,365          8,390         16,242        (8,595)            36,402
   Net income (loss)                                15,964          5,209          9,074       (10,908)            19,339
   Segment assets                                3,217,759         21,121        503,583        42,294          3,784,757
   Expenditures for long-lived assets                5,343             55          1,122           407              6,927

June 30, 2000

   Net revenues from external sources           $  473,059       $ 14,906       $ 39,558      $ 61,563         $  589,086
   Net intersegment revenues                        (6,172)         1,031             --         5,141                 --
   Net interest revenue (expense)                   67,707            306         22,074        (2,507)            87,580
   Depreciation and amortization                     2,426            173            292           692              3,583
   Income before income taxes and minority
     interest in consolidated subsidiaries          79,849          4,542         13,367        40,147            137,905
   Net income                                       54,254          2,895         13,050        24,035             94,234
   Segment assets                                4,804,414         12,790        346,665        65,166          5,229,035
   Expenditures for long-lived assets                3,476              5          1,664            77              5,222

June 25, 1999

   Net revenues from external sources           $  324,119       $ 12,044       $ 35,075      $  1,107         $  372,345
   Net intersegment revenues                        (3,149)           940             --         2,209                 --
   Net interest revenue                             46,846            197         18,261            12             65,316
   Depreciation and amortization                     2,540            201            192           316              3,249
   Income (loss) before income taxes and
     minority interest in consolidated
     subsidiaries                                   41,315          3,065         12,860        (3,860)            53,380
   Net income (loss)                                27,893          1,797         12,222        (3,471)            38,441
   Segment assets                                4,099,509          9,907        265,890       183,858          4,559,164
   Expenditures for long-lived assets                3,174            274          1,591            24              5,063

On the consolidated statements of income and comprehensive income, minority interest is solely related to the banking group, and the cumulative effect of a change in accounting principle and other comprehensive income (loss) are solely related to the Parent, which is included in the other category.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Securities Group, Inc. and subsidiaries as of June 29, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in fiscal 2001.


KPMG LLP


Dallas, Texas
August 21, 2001

           Schedule I - Condensed Financial Information of Registrant

                        Southwest Securities Group, Inc.
                  Condensed Financial Information of Registrant
                   Condensed Statements of Financial Condition
                   -------------------------------------------
                         June 29, 2001 and June 30, 2000
                                 (In thousands)

                                                                        2001                2000
                                                                      ---------           ---------
                               Assets

    Investment in subsidiaries, at equity                             $ 277,695           $ 239,174
    Marketable equity securities                                          9,687              46,283
    Notes receivable from subsidiary                                     58,000              58,000
    Other assets                                                         31,438              31,992
                                                                      ---------           ---------
                                                                      $ 376,820           $ 375,449
                                                                      =========           =========

                Liabilities and Stockholders' Equity

    Other liabilities                                                 $  68,613           $  26,709
    Exchangeable subordinated notes                                       8,568              57,500
    Minority interest in consolidated subsidiary                            200                 100
    Stockholders' equity                                                299,439             291,140
                                                                      ---------           ---------
                                                                      $ 376,820           $ 375,449
                                                                      =========           =========

                        Southwest Securities Group, Inc.
                  Condensed Financial Information of Registrant
              Condensed Statements of Income, Comprehensive Income
              ----------------------------------------------------
                            and Stockholders' Equity
                            ------------------------
           Years Ended June 29, 2001, June 30, 2000 and June 25, 1999
                                 (In thousands)

                                                                                          2001             2000             1999
                                                                                        ---------       ---------       ---------
Revenue:
     Net gains on principal transactions                                                $   3,902       $  57,818       $      --
     Interest revenue                                                                       6,707           1,425           2,325
     Other revenue                                                                          3,399           5,380              41
                                                                                        ---------       ---------       ---------
                                                                                           14,008          64,623           2,366
                                                                                        ---------       ---------       ---------
Expenses:
     Interest expense                                                                       1,957           2,909             104
     Other expenses                                                                        10,505          13,238           3,780
                                                                                        ---------       ---------       ---------
                                                                                           12,462          16,147           3,884
                                                                                        ---------       ---------       ---------
Income (loss) before income tax benefit (expense)
     and equity in earnings of subsidiaries                                                 1,546          48,476          (1,518)
Income tax (expense) benefit                                                                 (823)        (17,227)            341
                                                                                        ---------       ---------       ---------
Income (loss) before equity in earnings of subsidiaries                                       723          31,249          (1,177)
Equity in earnings of subsidiaries                                                         21,490          62,985          39,618
                                                                                        ---------       ---------       ---------
Net income before cumulative effect of change in accounting principles                     22,213          94,234          38,441

Cumulative effect of change in accounting principles, net of tax of $1,548                 (2,874)             --              --
                                                                                        ---------       ---------       ---------
Net income                                                                                 19,339          94,234          38,441
Other comprehensive income (loss):

  Holding gain (loss) arising during period, net of tax of $8,788 in 2001,
     $14,995 in 2000 and $60,374 in 1999                                                  (17,213)        (27,605)        112,123
  Reclassification adjustment for hedging activities, net of tax of $4,881                 25,073              --              --

  Reclassification adjustment for gains realized in net income on the sale
     of Knight common stock, net of tax of $5,419 in 2001 and $29,250 in 2000             (10,061)        (54,320)             --
                                                                                        ---------       ---------       ---------
Net gain (loss) recognized in other comprehensive income (loss)                            (2,201)        (81,925)        112,123
                                                                                        ---------       ---------       ---------
Comprehensive income                                                                       17,138          12,309         150,564

Stockholders' equity at beginning of year                                                 291,140         289,700         147,680
Adjustments to retained earnings to conform fiscal year end of pooled company:
   Decrease retained earnings for income of pooled company                                     --          (3,660)             --
   Increase retained earnings for dividends of pooled company                                  --           1,850              --
Payment of cash dividends on common stock - parent                                         (5,701)         (4,008)         (2,997)
Payment of cash dividends on common stock - pooled company                                     --          (6,577)         (7,020)
Exercise of stock options                                                                     587             681           1,109
Net proceeds from employees for Employee Stock Purchase Plan                                   --               7               5
Reissuance (repurchase) of treasury stock                                                  (3,797)             --             175
Issuance of common stock and amortization of deferred compensation expense
   for Stock Purchase Plan                                                                     72             838             184
                                                                                        ---------       ---------       ---------
Stockholders' equity at end of year                                                     $ 299,439       $ 291,140       $ 289,700
                                                                                        =========       =========       =========

                        Southwest Securities Group, Inc.
                  Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows
                       ----------------------------------
           Years Ended June 29, 2001, June 30, 2000 and June 25, 1999
                                 (In thousands)

                                                                                               2001           2000           1999
                                                                                             --------       --------       --------
Cash flows from operating activities:

     Net income                                                                              $ 19,339       $ 94,234       $ 38,441
     Adjustments:
          Depreciation and amortization                                                         1,384            603            241
          Deferred tax expense                                                                 (6,647)        (4,013)          (357)
          Gain on sale of marketable equity securities                                             --        (57,818)            --
          Undistributed equity in earnings of subsidiaries                                    (21,491)       (62,985)       (39,619)
          Cumulative effect of change in accounting principle, net of tax                       2,874             --             --
          Reclassification from other comprehensive loss under SFAS No. 133                     2,199             --             --
          Gain on sale of Knight shares previously hedged under SFAS No. 133                   (4,075)            --             --
          Gain on sale of NorAm Investment Services, Inc. ("NorAm")                                --            (94)            --
          Other                                                                                (5,463)         8,407          1,088
                                                                                             --------       --------       --------
               Net cash provided by (used in) operating activities                            (11,880)       (21,666)          (206)
                                                                                             --------       --------       --------
Cash flows from investing activities:

     Payments on notes and other accounts with subsidiaries                                    61,711         (5,365)       (42,862)
     Net capital contributions to subsidiaries                                                (17,083)       (30,177)        (1,815)
     Cash acquired in purchase of May, net of payment for purchase                                584             --             --
     Proceeds from sale of NorAm                                                                   --            479             --
     Increase in loans receivable, net of payments                                             (7,696)            --             --
     Proceeds from sale of marketable equity securities                                            --         57,973             --
     Purchase of investments                                                                   (4,370)        (5,402)        (2,058)
     Return of investment                                                                       4,722            138            650
                                                                                             --------       --------       --------
               Net cash provided by (used in) investing activities                             37,868         17,646        (46,085)
                                                                                             --------       --------       --------
Cash flows from financing activities:

     Proceeds from issuance of (payments to repurchase) 5% exchangeable
      subordinated notes                                                                      (16,981)         7,500         50,000
     Debt issue costs                                                                              --           (242)        (1,813)
     Payment of cash dividends on common stock                                                 (5,701)        (4,374)        (2,856)
     Net proceeds from exercise of stock options                                                  491            554            659
     Proceeds from employees for Stock Purchase Plan                                               --            582            301
     Proceeds related to the Deferred Compensation Plan                                           435            712             --
     Purchase of treasury stock                                                                (4,232)          (712)            --
                                                                                             --------       --------       --------
               Net cash provided by (used in) financing activities                            (25,988)         4,020         46,291
                                                                                             --------       --------       --------
Net change in cash                                                                                 --             --             --
Cash at beginning of year                                                                           1              1              1
                                                                                             --------       --------       --------
Cash at end of year                                                                          $      1       $      1       $      1
                                                                                             ========       ========       ========

______________

Non-cash transactions: In a non-cash transaction in 1999, the Parent received approximately 1.7 million common shares (approximately 3.3 million shares after a two-for-one stock split effective May 17, 1999) of Knight subsequent to Knight's initial public offering completed July 10, 1998. See Note 1(q), Note 4 and Note 13 of the notes to the consolidated financial statements regarding non-cash impact of implementing SFAS No. 133 in fiscal 2001.