Form 10-Q
period 2001-09-28
SOUTHWEST SECURITIES GROUP INC
filed 2001-11-13
CIK 878520

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 2001

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

                                 Yes  X     No

As of November 7, 2001, there were 17,159,634 shares of the registrant's common stock, $.10 par value, outstanding.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                                     Index



PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition
       September 28, 2001 (unaudited) and June 29, 2001

     Consolidated Statements of Income and Comprehensive Income (Loss)
       For the three months ended September 28, 2001 and September 29, 2000 (unaudited)

     Consolidated Statements of Cash Flows
       For the three months ended September 28, 2001 and September 29, 2000 (unaudited)

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

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                     September 28, 2001 and June 29, 2001
              (In thousands, except par values and share amounts)


                                                                                  September          June
                                                                                 (unaudited)
                                                                               -----------------------------
                                Assets
Cash                                                                              $   30,205      $   31,224
Assets segregated for regulatory purposes                                            435,371         362,071
Marketable equity securities available for sale                                        5,445           9,687
Receivable from brokers, dealers and clearing organizations                        1,565,674       2,221,253
Receivable from clients, net                                                         348,674         437,620
Loans held for sale, net                                                             122,665         155,025
Loans, net                                                                           335,893         319,949
Securities owned, at market value                                                    142,739         146,074
Other assets                                                                         120,827         101,854
                                                                               -----------------------------
                                                                                  $3,107,493      $3,784,757
                                                                               =============================
                 Liabilities and Stockholders' Equity
Short-term borrowings                                                             $    2,300      $       --
Payable to brokers, dealers and clearing organizations                             1,532,760       2,233,207
Payable to clients                                                                   706,579         657,955
Deposits                                                                             322,135         336,281
Securities sold, not yet purchased, at market value                                   30,525          28,650
Drafts payable                                                                        26,846          29,620
Advances from Federal Home Loan Bank                                                 110,926         113,477
Other liabilities                                                                     74,410          74,831
Exchangeable subordinated notes                                                        7,605           8,568
                                                                               -----------------------------
                                                                                   2,814,086       3,482,589

Minority interest in consolidated subsidiaries                                         2,152           2,729

Stockholders' equity:
   Preferred stock of $1.00 par value.  Authorized 100,000 shares;
       none issued                                                                        --              --
   Common stock of $.10 par value.  Authorized 60,000,000 shares, issued 17,510,685 and outstanding 17,159,393 shares at
        September 28, 2001; issued 17,509,771 and outstanding
        17,247,914 shares at June 29, 2001                                             1,751           1,751
   Additional paid-in capital                                                        252,244         252,225
   Retained earnings                                                                  21,881          21,269
   Accumulated other comprehensive income - unrealized holding gain, net of tax of $11,041 at September 28, 2001 and $15,075 at
        June 29, 2001                                                                 20,504          27,997
   Deferred compensation, net                                                          1,328           1,141
   Treasury stock (351,292 shares at September 28, 2001 and 261,857
    shares at June 29, 2001, at cost)                                                 (6,453)         (4,944)
                                                                               -----------------------------
           Total stockholders' equity                                                291,255         299,439
Commitments and contingencies
                                                                               -----------------------------
                                                                                  $3,107,493      $3,784,757
                                                                               =============================


 See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

       Consolidated Statements of Income and Comprehensive Income (Loss) For the three months ended September 28, 2001 and September 29, 2000
              (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                                                                     2002            2001
                                                                                                                  (restated)
                                                                                             -------------------------------
Net revenues from clearing operations                                                            $     7,241     $    15,208
Commissions                                                                                           16,085          15,664
Interest                                                                                              39,630          76,565
Investment banking, advisory and administrative fees                                                   9,456           8,987
Net gains on principal transactions (including net gains on the sale of Knight Trading
 Group, Inc. ("Knight") common stock of $9,440 in 2001 and $2,866 in 2000                             11,215           8,028
Other                                                                                                  3,742           6,716
                                                                                             -------------------------------
                                                                                                      87,369         131,168
                                                                                             -------------------------------
Commissions and other employee compensation                                                           32,308          35,781
Interest                                                                                              24,544          54,052
Occupancy, equipment and computer service costs                                                        9,789           7,926
Communications                                                                                         4,229           3,591
Floor brokerage and clearing organization charges                                                      1,596           1,814
Advertising and promotional                                                                            3,015           3,872
Other                                                                                                  7,937          10,233
                                                                                             -------------------------------
                                                                                                      83,418         117,269
                                                                                             -------------------------------
Income before income taxes and minority interest in
  consolidated subsidiaries                                                                            3,951          13,899
Income taxes                                                                                           1,360           4,614
                                                                                             -------------------------------
Income before minority interest in consolidated subsidiaries                                           2,591           9,285
Minority interest in consolidated subsidiaries                                                          (263)         (1,067)
                                                                                             -------------------------------
Income before cumulative effect of a change in accounting principle                                    2,328           8,218
Cumulative effect of a change in accounting principle, net of tax of $1,548                               --          (2,874)
                                                                                             -------------------------------
Net income                                                                                             2,328           5,344
Other comprehensive income (loss):
    Holding gain (loss) arising during period, net of tax
       of ($702) in 2001 and $3,222 in 2000                                                           (2,080)          5,956
    Reclassification for hedging activities, net of tax of $390 in 2001 and $5,636 in 2000               724          10,467
    Reclassification adjustment for gains realized in net income on the sale of Knight
     common stock, net of tax of ($3,304) in 2001 and ($1,003) in 2000                                (6,137)         (1,863)
                                                                                             -------------------------------
Net gain (loss) recognized in other comprehensive income (loss)                                       (7,493)         14,560
                                                                                             -------------------------------
Comprehensive income (loss)                                                                      $    (5,165)    $    19,904
                                                                                             ===============================

Earnings per share - basic
  Income before cumulative effect of a change in accounting principle                            $       .14     $       .47
  Cumulative effect of a change in accounting principle, net of tax                                       --            (.16)
                                                                                             -------------------------------
  Net income                                                                                     $       .14     $       .31
                                                                                             ===============================
  Weighted average shares outstanding - basic                                                     17,239,825      17,478,997
                                                                                             ===============================


Earnings per share - diluted
  Income before cumulative effect of a change in accounting principle                            $       .13     $       .46
  Cumulative effect of a change in accounting principle, net of tax                                       --            (.16)
                                                                                             -------------------------------
  Net income                                                                                     $       .13     $       .30
                                                                                             ===============================
  Weighted average shares outstanding - diluted                                                   17,281,079      17,627,178
                                                                                             ===============================

See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
     For the three months ended September 28, 2001 and September 29, 2000
                                (In thousands)
                                  (Unaudited)

                                                                                                2002          2001
                                                                                             ------------------------
Cash flows from operating activities:
   Net income                                                                                  $  2,328     $   5,344
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                  1,176           975
   Provision for doubtful accounts                                                                  535           794
   Deferred income taxes                                                                          1,147           550
   Deferred compensation                                                                           (655)           13
   Gain on sale of marketable equity securities                                                  (9,440)       (2,866)
   Net change in minority interest in consolidated subsidiaries                                    (627)          608
   Cumulative effect of change in accounting principle, net of tax                                   --         2,874
   Reclassification from other comprehensive income for SFAS No. 133                                150          (837)
   Change in operating assets and liabilities:
     Decrease (increase) in assets segregated for regulatory purposes                           (73,300)      107,659
     Net change in broker, dealer and clearing organization accounts                            (44,868)      (36,412)
     Net change in client accounts                                                              137,330      (103,754)
     Net change in loans held for sale                                                           32,360        14,141
     Decrease (increase) in securities owned                                                      2,559        (3,023)
     Increase in other assets                                                                   (15,887)       (6,681)
     Decrease in drafts payable                                                                  (2,774)       (2,596)
     Increase in securities sold, not yet purchased                                               1,875           427
     Increase (decrease) in other liabilities                                                     1,138        (4,888)
                                                                                             ------------------------
             Net cash provided by (used in) operating activities                                 33,047       (27,672)
                                                                                             ------------------------
Cash flows from investing activities:
 Purchase of fixed assets                                                                        (1,804)         (989)
 Net change in loans                                                                            (16,239)      (16,545)
 Cash paid for purchase of O'Connor, net of cash acquired                                          (887)           --
 Proceeds from sale of marketable equity securities                                               2,236         2,878
                                                                                             ------------------------
             Net cash used in investing activities                                              (16,694)      (14,656)
                                                                                             ------------------------
Cash flows from financing activities:
 Increase in short-term borrowings                                                                2,300         3,400
 Increase (decrease) in deposits                                                                (14,146)       22,739
 Decrease in advances from Federal Home Loan Bank                                                (2,551)      (30,809)
 Payment of cash dividends on common stock                                                       (1,725)       (1,430)
 Net proceeds from exercise of stock options                                                         25           166
 Net proceeds from issuance of stock in consolidated subsidiary                                      50            --
 Proceeds related to Deferred Compensation Plan                                                     185           300
 Purchase of treasury stock                                                                      (1,510)         (300)
                                                                                             ------------------------
             Net cash used in financing activities                                              (17,372)       (5,934)
                                                                                             ------------------------

Net decrease in cash                                                                             (1,019)      (48,262)
Cash at beginning of period                                                                      31,224        72,479
                                                                                             ------------------------
Cash at end of period                                                                          $ 30,205     $  24,217
                                                                                             ========================

 See accompanying Notes to Consolidated Financial Statements.

               SOUTHWEST SECURITIES GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Southwest Securities Group, Inc. ("Parent") and its consolidated subsidiaries listed below (collectively, the "Company"):


     Brokerage Group
       SWS Securities, Inc.                               "SWS, Inc."
       SWS Financial Services, Inc.                       "SWSFS"
       Mydiscountbroker.com, Inc.                         "MDB"
       Southwest Clearing Corp.                           "Clearing"
       May Financial Corporation                          "May"
       O'Connor & Company Securities, Inc.                "O'Connor"
     Asset Management Group
       Westwood Management Corporation                    "Westwood"
       Westwood Trust                                     "Trust"
       SWS Capital Corporation                            "Capital"
       Southwest Investment Advisors, Inc.                "Advisors"
     Banking Group
       First Savings Bank, FSB                            "FSB"
         First Consumer Credit, LLC (47%)                 "First Consumer"
         FSBF, LLC (75%)                                  "FSBF LLC"
         FSB Financial, LTD (73.5%)                       "FSBF LTD"
         FSB Development, LLC                             "FSB Development"
     Other
       SWS Technologies Corporation                       "Technologies"


SWS, Inc. is a New York Stock Exchange ("NYSE") registered broker/dealer, and SWSFS, MDB, Clearing, May and O'Connor are National Association of Securities Dealers ("NASD") registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). Advisors and Westwood are registered investment advisors under the Investment Advisors Act of 1940. Trust is chartered and regulated by the Texas Department of Banking. FSB is a federally chartered savings association regulated by the Office of Thrift Supervision.

The interim consolidated financial statements as of September 28, 2001, and for the three-month periods ended September 28, 2001 and September 29, 2000, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 29, 2001 filed on Form 10-K. Amounts included for June 29, 2001 are from the audited consolidated financial statements as filed on Form 10-K.

All significant intercompany balances and transactions have been eliminated. Other comprehensive income for the first quarter of fiscal 2001 has been restated to reflect the reclassification of changes in the value of the hedged Knight stock, net of tax, of $10,467,000. The amount previously reported for comprehensive income in the first quarter of fiscal 2001 was $9,437,000.


CASH FLOW REPORTING

Cash paid for interest was $26,152,000 and $54,051,000 for the three-month
periods ended September 28, 2001 and September 29, 2000, respectively.   There
was no cash paid for taxes in the three months ended September 28, 2001. Cash paid for income taxes was $6,600,000 for the three months ended September 29, 2000.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 28, 2001, the Company had U.S. Treasury securities with a market value of approximately $195,902,000, reverse repurchase agreements of approximately $227,719,000, cash of $104,000 and related accrued interest of approximately $41,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $247,409,000. The Company also had approximately $11,601,000 in reverse repurchase agreements, cash of $1,000 and related accrued interest of approximately $3,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers ("PAIB") at September 28, 2001. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $11,831,000.

At June 29, 2001, the Company had U.S. Treasury securities with a market value of approximately $124,363,000, reverse repurchase agreements of approximately $216,690,000, cash of $19,000 and related accrued interest of approximately $130,000 segregated in the special reserve bank accounts for the exclusive benefit of customers. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $220,490,000. The Company also had approximately $20,862,000 in reverse repurchase agreements, cash of $1,000 and related accrued interest of approximately $6,000 in special reserve bank accounts for the PAIB at June 29, 2001. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $21,101,000.


MARKETABLE EQUITY SECURITIES

The investment in Knight common stock is classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders' equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investment in Knight at September 28, 2001 and June 29, 2001 (in thousands):


                                                      Gross       Gross
                                     Shares         Unrealized  Unrealized  Market
                                      Held    Cost    Gains       Losses    Value
                                    ---------------------------------------------
September 28, 2001
   Marketable equity securities     706,184   $ 91    5,354         --     $5,445
                                    =============================================
June 29, 2001
   Marketable equity securities     906,184   $117    9,570         --     $9,687
                                    =============================================


The "specific identification" method is used to determine the cost of marketable securities sold. In the three-month periods ended September 28, 2001 and September 29, 2000, the Company sold approximately 200,000 and 91,000 shares of Knight, respectively, with proceeds from the sales totaling $2,236,000 and $2,878,000, respectively. Realized gains on these sales totaled approximately $2,210,000 and $2,866,000 for the three-month periods ended September 28, 2001 and September 29, 2000, respectively.

As of September 28, 2001 and June 29, 2001, 373,550 shares of this stock are hedged by the Company's 5% Exchangeable Subordinated Notes ("the Notes"). In December 2000, the Company repurchased and retired 640,782 Notes. A like number of Knight shares were released from the hedging provisions of SFAS No. 133.
Upon final disposition of these previously hedged shares of Knight stock, the Company will recognize a non-cash gain of approximately $23.50 per share, net of tax, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000). The Company disposed of 200,000 shares of this previously hedged stock in the first quarter of fiscal 2002, therefore, a $7,230,000 non-cash gain on sale of stock was recorded in net gains from principal transactions in the accompanying consolidated statements of income and comprehensive income (loss). There were no such gains in the first quarter of fiscal 2001.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 28, 2001 and June 29, 2001, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

                                            September         June
                                           ----------      ----------
Receivable
 Securities failed to deliver              $   60,622      $   25,825
 Securities borrowed                        1,457,466       2,162,467
 Correspondent broker/dealers                  16,283          16,353
 Clearing organizations                         2,498           1,776
 Other                                         28,805          14,832
                                           ----------      ----------
                                           $1,565,674      $2,221,253
                                           ==========      ==========

Payable
 Securities failed to receive              $   51,708      $   22,596
 Securities loaned                          1,433,515       2,166,165
 Correspondent broker/dealers                  29,304          31,660
 Other                                         18,233          12,786
                                           ----------      ----------
                                           $1,532,760      $2,233,207
                                           ==========      ==========


LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at September 28, 2001 and June 29, 2001 are summarized as follows (in thousands):

                                            September         June
                                           ----------      ----------
First mortgage loans
 (principally conventional):
 Real estate                               $  158,548      $  153,573
 Construction                                 121,050         116,195
                                           ----------      ----------
                                              279,598         269,768
                                           ----------      ----------
Consumer and other loans:
 Commercial                                    24,080          18,757
 Other                                         36,030          35,640
                                           ----------      ----------
                                               60,110          54,397
                                           ----------      ----------
Factored receivables                           10,612          11,021
                                           ----------      ----------
                                              350,320         335,186
Unearned income                               (11,057)        (11,957)
Allowance for possible loan losses             (3,370)         (3,280)
                                           ----------      ----------
                                           $  335,893      $  319,949
                                           ==========      ==========

Impairment of loans with a recorded investment of approximately $5,257,000 and $4,084,000 at September 28, 2001 and June 29, 2001, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118.

An analysis of the allowance for possible loan losses for the three-month periods ended September 28, 2001 and September 29, 2000 is as follows (in thousands):

                                               2001          2000
                                             --------      --------
 Balance at beginning of period              $  3,280      $  3,699
   Provision for loan losses                      295           529
   Loans charged to the allowance, net           (205)       (1,578)
                                             --------      --------
 Balance at end of period                    $  3,370      $  2,650
                                             ========      ========



SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At September 28, 2001 and June 29, 2001, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):


                                                          September       June
                                                          ---------    ---------
Securities owned
 Corporate equity securities                              $  30,140    $  28,279
 Municipal obligations                                       23,124       28,280
 U.S. Government and Government agency obligations           23,924       26,361
 Corporate obligations                                       40,107       40,240
 Funds and trusts                                            25,434       22,914
 Other                                                           10           --
                                                          ---------    ---------
                                                          $ 142,739    $ 146,074
                                                          =========    =========
Securities sold, not yet purchased
 Corporate equity securities                              $  10,565    $   3,690
 Municipal obligations                                          330        2,731
 U.S. Government and Government agency obligations           16,859       19,150
 Corporate obligations                                        2,506        2,904
 Funds and trusts                                               265          175
                                                          ---------    ---------
                                                          $  30,525    $  28,650
                                                          =========    =========


SHORT-TERM BORROWINGS

The Company has credit arrangements with commercial banks, which include broker loan lines up to $360,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At September 28, 2001, there was $2.3 million outstanding under these secured arrangements which were fully collateralized by securities held in customer margin accounts with a market value of approximately $14 million. There were no amounts outstanding under these secured arrangements at June 29, 2001.

The Company also has an irrevocable letter of credit agreement aggregating $55,000,000 and $80,000,000 at September 28, 2001 and June 29, 2001,
respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients' and nonclients' margin accounts with a value of $77,254,000 and $129,677,000 at September 28, 2001 and June 29, 2001, respectively.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at September 28, 2001 and June 29, 2001.

At September 28, 2001 and June 29, 2001, the Company had no repurchase agreements outstanding.


DEPOSITS
Deposits at September 28, 2001 and June 29, 2001 are summarized as follows (dollars in thousands):


                                                             September                  June
                                                         Amount    Percent        Amount    Percent
                                                        ------------------       ------------------
Noninterest bearing demand accounts                      $ 19,073      5.9%       $ 22,406      6.6%
Interest bearing demand accounts                            8,457      2.6           5,088      1.5
Savings accounts                                              739      0.2             560      0.2
Limited access money market accounts                       16,954      5.3          14,008      4.2
Certificates of deposit, less than $100,000               174,385     54.1         179,681     53.4
Certificates of deposit, $100,000 and greater             102,527     31.9         114,538     34.1
                                                        ------------------       ------------------
                                                         $322,135    100.0%       $336,281    100.0%
                                                        ==================       ==================


The weighted average interest rate on deposits was approximately 4.9% at September 28, 2001 and 5.5% at June 29, 2001.

At September 28, 2001, scheduled maturities of certificates of deposit were as follows (in thousands):


                                                      2002         2003       2004      Thereafter      Total
                                                    --------     -------     ------     ----------     --------
Certificates of deposit, less than $100,000         $124,942     $29,940     $2,069        $17,434     $174,385
Certificates of deposit, $100,000 and greater         93,853          --      1,140          7,534      102,527
                                                    --------     -------     ------     ----------     --------
                                                    $218,795     $29,940     $3,209        $24,968     $276,912
                                                    ========     =======     ======     ==========     ========

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At September 28, 2001 and June 29, 2001, advances from the FHLB were due as follows (in thousands):

                                           September       June
                                           ---------     --------
     Maturity:
      Due within one year                  $  99,036     $101,456
      Due within two years                     1,507        1,517
      Due within five years                    3,138        3,164
      Due within seven years                     593          223
      Due within ten years                     1,012        1,411
      Due within twenty years                  5,640        5,706
                                           ---------     --------
                                           $ 110,926     $113,477
                                           =========     ========


Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 3.1% to 7.7%, are secured by approximately $145,000,000 of collateral value (as defined) in qualifying first mortgage loans at September 28, 2001. At June 29, 2001, advances with interest rates from 3.9% to 7.7% were secured by approximately $145,116,000 of collateral value in qualifying first mortgages.

EXCHANGEABLE SUBORDINATED NOTES

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities", as amended, effective July 1, 2000. SFAS No. 133 is applicable to the Notes due 2004 with a face value of $36.6 million. The Company issued the Notes in June 1999 in the form of DARTS(SM), or Derivative Adjustable Ratio Securities(SM). As mentioned above, 373,550 DARTS remain outstanding as of September 28, 2001 and June 29, 2001. SFAS No. 133 requires fair value recognition of the Notes' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. For the first quarter of fiscal 2002, the Company recognized a loss of $150,000 that represents the change in the time value of the embedded equity option in the DARTS. Under SFAS No. 133, such gain or loss will be calculated on a quarterly basis until such time as the embedded derivative ceases to exist.

To properly adjust the value of the embedded derivative on the consolidated statements of financial condition as of September 28, 2001 for SFAS No. 133, the Company decreased the Notes' liability by approximately $963,000. The Company also reclassified a loss of $724,000 from other comprehensive income, net of tax
of $390,000 to earnings to record the value of the hedged Knight shares.   The
following table reflects the activity in the Notes' liability account for the quarterly periods ended September 28, 2001 and September 29, 2000 (in thousands):

                                                      2002         2001
                                                     ------      --------

     Balance at beginning of fiscal year             $8,568      $ 57,500
      Adoption of SFAS No. 133                           --       (17,956)
      Change in value of embedded derivative           (963)        5,439
                                                     ------      --------
     Balance at end of first quarter                 $7,605      $ 44,983
                                                     ======      ========

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. Southwest has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At September 28, 2001, Southwest had net capital of $110,086,000, or approximately 24.9% of aggregate debit balances, which is $101,241,000 in excess of its minimum net capital requirement of $8,845,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 28, 2001, Southwest had net capital of $87,972,000 in excess of 5% of aggregate debit items.

Clearing, May and O'Connor also follow the alternative method. At September 28, 2001, Clearing had net capital of $1,268,000, which is $1,018,000 in excess of its minimum net capital requirement of $250,000 at that date. May had net capital of $5,361,000, which is $5,043,000 in excess of its net capital requirement of $318,000 at September 28, 2001. At September 28, 2001, O'Connor had net capital of $345,000, which is $95,000 in excess of its minimum net capital requirement of $250,000 at that date.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At September 28, 2001, the net capital and excess net capital were $320,000 and $70,000, respectively, for SWSFS and $3,097,000 and $2,847,000, respectively, for MDB.

Asset Management Group. Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $3,571,000, which is $2,571,000 in excess of its minimum capital requirement at September 28, 2001.

Banking Group. FSB is subject to various regulatory capital requirements administered by Federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require the maintaining of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 28, 2001, that FSB meets all capital adequacy requirements to which it is subject.

As of September 28, 2001 and June 29, 2001, FSB is considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," FSB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. FSB's actual capital amounts and ratios are presented in the following tables (in thousands):


                                                                                                  To Be Well
                                                                                              Capitalized Under
                                                                           For Capital        Prompt Corrective
                                                        Actual          Adequacy Purposes     Action Provisions
                                                    Amount    Ratio      Amount     Ratio      Amount     Ratio
                                                 -------------------    ------------------    -----------------
September 29, 2001:
  Total capital (to risk weighted assets)           $44,833  10.8%        $33,076   8.0%        $41,345    10.0%
  Tier I capital (to risk weighted assets)           43,132  10.4          16,538   4.0          24,807     6.0
  Tier I capital (to adjusted total assets)          43,132   8.9          19,368   4.0          24,210     5.0

June 29, 2001:
  Total capital (to risk weighted assets)           $43,095  10.7%        $32,222   8.0%        $40,277    10.0%
  Tier I capital (to risk weighted assets)           42,020  10.4          16,111   4.0          24,166     6.0
  Tier I capital (to adjusted total assets)          42,020   8.4          19,993   4.0          24,991     5.0



EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three months ended September 28, 2001 and September 29, 2000 (in thousands, except share and per share amounts):


                                                                                         2002            2001
                                                                                     ----------------------------
Income before cumulative effect of a change in accounting principle                  $     2,328      $     8,218
Cumulative effect of a change in accounting principle                                         --           (2,874)
                                                                                     ----------------------------
Net income                                                                           $     2,328      $     5,344
                                                                                     ============================

Weighted average shares outstanding - basic                                           17,239,825       17,478,997
Effect of dilutive securities:
    Assumed exercise of stock options                                                     41,254          148,181
                                                                                     ----------------------------
Weighted average shares outstanding - diluted                                         17,281,079       17,627,178
                                                                                     ============================

Earnings per share - basic
Income before cumulative effect of a change in accounting principle                  $       .14      $       .47
Cumulative effect of a change in accounting principle                                         --             (.16)
                                                                                     ----------------------------
Net income                                                                           $       .14      $       .31
                                                                                     ============================

Earnings per share - diluted
Income before cumulative effect of a change in accounting principle                  $       .13      $       .46
Cumulative effect of a change in accounting principle                                         --             (.16)
                                                                                     ----------------------------
Net income                                                                           $       .13      $       .30
                                                                                     ============================

At September 28, 2001, the Company had two stock option plans, the Southwest Securities Group, Inc. Stock Option Plan (the "1996 Plan") and the Southwest Securities Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). At September 28, 2001, there were approximately 1,449,000 options outstanding under the 1996 Plan and approximately 56,000 options outstanding under the 1997 Plan. As of September 28, 2001, 1.1 million options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted.


SEGMENT REPORTING

The Company operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. Acquired in August 2001, O'Connor is now included in the brokerage group. The category "other consolidated entities" includes the Parent and Technologies.
The Parent is a holding company that owns various investments, including the investment in Knight common stock. Technologies provides Internet design and marketing strategies and other Internet-related services, as well as disaster recovery services. There are no material reconciling adjustments included in this category. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported.


                                                                                                                Consolidated
                                                                   Asset                          Other           Southwest
                                                   Brokerage     Management      Banking       Consolidated      Securities
(in thousands)                                       Group         Group          Group          Entities        Group, Inc.
----------------------------------------------------------------------------------------------------------------------------
Three months ended September 28, 2001

 Net revenues from external sources                 $ 61,669        $5,066       $13,156           $ 7,478         $ 87,369
 Net intersegment revenue (expense)                   (1,308)          169           (11)            1,150               --
 Income (loss) before income taxes and minority
  interest in consolidated subsidiaries               (6,912)        2,096         3,183             5,584            3,951
 Net income (loss)                                    (3,934)        1,292         1,908             3,062            2,328

Three months ended September 29, 2000

 Net revenues from external sources                 $111,520        $4,568       $14,147           $   933         $131,168
 Net intersegment revenue (expense)                   (1,864)          165           (23)            1,722               --
 Income (loss) before income taxes and minority
  interest in consolidated subsidiaries                8,702         1,868         5,518            (2,189)          13,899
 Net income (loss)                                     6,388         1,146         2,787            (4,977)           5,344


On the consolidated statements of income and comprehensive income (loss), minority interest is solely related to the banking group, and the cumulative effect of a change in accounting principle and other comprehensive income (loss) are solely related to the Parent, which is included in the other category.


ACQUISITION OF O'CONNOR & COMPANY SECURITIES, INC.

In August 2001, the Company acquired O'Connor in a cash transaction. O'Connor is engaged in the origination, sale and trading of taxable and tax-exempt municipal bonds and is located in Newport Beach, California. The Company recorded approximately $744,000 in goodwill on the transaction.


REPURCHASE OF TREASURY STOCK

In November 2000, the Company's Board of Directors authorized management to repurchase up to one million shares of the Company's common stock in the open market. In the first quarter of fiscal 2002, the Company repurchased 80,000
shares at a cost of approximately $1,325,000.   The Company also repurchased
9,000 shares of its stock under the Deferred Compensation Plan at a cost of $185,000.

COMMITMENTS AND CONTINGENCIES

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


SUBSESQUENT EVENTS

On October 2, 2001, a bankruptcy court awarded SWS, Inc. approximately 175,000 accounts of Minneapolis-based MJK Clearing. The Securities Investor Protection Corporation ("SIPC") assumed responsibility for the accounts when MJK Clearing reported that it was in violation for minimum capital requirements. The accounts of MJK Clearing were transferred to the Company's wholly-owned subsidiary, Clearing.

Also in October 2001, FSB sold its interest in its minority-owned subsidiary First Consumer, receiving $470,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. ("USHS"), a company publicly traded on NASDAQ. The shares of USHS were dividended to the Parent. A gain of approximately $1.2 million was recorded on the sale of First Consumer.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

From time to time, Southwest Securities Group, Inc. (the "Parent") and subsidiaries (collectively, the "Company") may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Acts") or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) transaction volume in the securities markets; (2) volatility of the securities markets; (3) fluctuations in interest rates; (4) changes in regulatory requirements which could affect the cost of doing business; (5) general economic conditions, both domestic and foreign; (6) state of the housing market; (7) changes in the rate of inflation and related impact on financial markets; (8) competition from existing financial institutions and other new participants in the financial markets; (9) legal developments affecting the litigation experience of the financial services industry; (10) successful implementation of technology solutions; (11) changes in Federal and state tax laws which could affect the popularity of products sold by the Company and (12) acts of terrorism and other acts of war. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.


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

RESULTS OF OPERATIONS

During the first quarter of fiscal 2002, net income totaled $2,328,000, a decrease of $3,016,000, or 56%, from the first quarter of fiscal 2001.

The adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") in the first quarter of fiscal 2001 created a non-cash earnings impact in the first quarters of both fiscal 2002 and 2001. SFAS No. 133 is applicable to the Company's 5% Exchangeable Subordinated Notes, issued in the form of DARTSSM (or, "Derivative Adjustable Ratio SecuritiesSM"). The DARTS contain an equity-based derivative designed to hedge changes in fair value of the Company's investment in Knight Trading Group, Inc. ("Knight") common stock. The embedded derivative has been designated as a fair value hedge of the Company's investment in Knight shares.

SFAS No. 133 requires fair value recognition of the DARTS' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. Under SFAS No. 133, the Company recognized a net transition loss in the first quarter of fiscal 2001, which includes gains on the change in the value of the embedded derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income (loss). The net transition loss represents the differences in the time value of money related to the embedded derivative.

In the first quarter of fiscal 2002 the Company recognized a loss of $150,000 in other expense on the consolidated statements of income and comprehensive income
(loss), while in the first quarter of fiscal 2001, the Company recognized a gain of $837,000 in other revenue representing the change in the time value of money in the embedded derivative. Under SFAS No. 133, the related change in the time value of money in the embedded derivative and the changes in the fair value of the embedded derivative, along with the change in fair value of the hedged Knight shares, will be calculated on a quarterly basis and recognized in the consolidated statements of income and comprehensive income (loss) until such time as the fair value hedge ceases to exist.

A calculation of the Company's brokerage, asset management and banking income, excluding the aforementioned items for the first quarters of fiscal 2002 and 2001 follows (in thousands):


                                                                            2002       2001
                                                                          -------     ------
Net income                                                                $ 2,328     $5,344
 Non-cash gain on sale of Knight stock released from hedge under SFAS
  No. 133, net of tax                                                      (4,700)        --
 Cumulative effect of a change in accounting principle, net of tax             --      2,874
 Loss (gain) on hedging activities, net of tax                                 98       (544)
                                                                        ---------     ------
                                                                          $(2,274)    $7,674
                                                                        -========     ======


After adjusting for the items mentioned above, net income in the first quarter of fiscal 2002 decreased $9,948,000 over the comparable quarter of the fiscal 2001. The decrease is attributed to reduced margin and stock loan balances and tightened margins and reduced volumes in the clearing business. Additionally, the Company's operations were impacted by the closure of the U.S. financial markets in the wake of the tragedies of September 11. There were 59 trade days in the first quarter of fiscal 2002 versus 63 trade days in the first quarter of fiscal 2001.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month periods ended September 28, 2001 and September 30, 2000 (dollars in thousands):

                                                             Amount     Percent
                                                            -------------------
Net revenues:
   Net revenues from clearing operations                    $ (7,967)     (52%)
   Commissions                                                   421        3%
   Net interest                                               (7,427)     (33%)
   Investment banking, advisory and administrative fees          469        5%
   Net gains on principal transactions                         3,187       40%
   Other                                                      (2,974)     (44%)
                                                            -------------------
                                                             (14,291)     (19%)
                                                            -------------------
Operating expenses:
   Commissions and other employee compensation                (3,473)     (10%)
   Occupancy, equipment and computer service costs             1,863       24%
   Communications                                                638       18%
   Floor brokerage and clearing organization charges            (218)     (12%)
   Advertising and promotional                                  (857)     (22%)
   Other                                                      (2,296)     (22%)
                                                            -------------------
                                                              (4,343)      (7%)
                                                            -------------------
      Income before income taxes and minority interest      $ (9,948)     (72%)
                                                            ===================


Net Revenues from Clearing Operations. Net revenues from clearing decreased as a result of a decrease in transaction volumes and lower clearing fees per transaction. Total transactions processed in the first quarter of fiscal 2002 decreased 12% to approximately 11.9 million from approximately 13.5 million in fiscal 2001. Trade volume was reduced due to fewer trading days in the fiscal 2002 first quarter as well as general market conditions. Margin pressure also impacted net clearing revenues in the first quarter of fiscal 2002 as average revenue per trade declined to $.61 from $1.12 in the first quarter of fiscal 2001.

Commissions. Commission revenue increased slightly, despite fewer trading days, in the first quarter of fiscal 2002 over the comparable period in fiscal 2001. Increased commissions generated by the Company's fixed income, institutional sales and trading departments were offset by decreased commissions from the SWS Financial Services, Inc. ("SWSFS") independent contractor network and Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line brokerage subsidiary. Although MDB commissions decreased, core accounts at MDB increased 25% to 24,531 at September 28, 2001 from 19,654 at September 29, 2000. May, acquired in February 2001, generated $1.1 million in commissions in the first quarter of fiscal 2002. Commission revenue by type of representative is as follows (dollars in thousands):

                                      2002                        2001
                              ----------------------      ----------------------
                              Commission      No. of      Commission      No. of
                               Revenue         Reps        Revenue         Reps
                              --------------------------------------------------
SWS, Inc. brokers               $ 8,567         128          $ 8,379        111
Independent contractors           4,280         452            5,785        544
Other                             3,238                        1,500
                              ----------                  -----------
                                $16,085                      $15,664
                              ==========                  ===========

Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rates it earns on those assets compared with the cost of funds. Net interest is the primary source of income for FSB and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to FSB's depositors on interest-bearing accounts. The components of interest earnings are as follows for the first quarters of fiscal years 2002 and 2001 (in thousands):

                                                  2002         2001
                                                -------      -------
Interest revenue:
   Customer margin accounts                     $ 6,716      $17,624
   Assets segregated for regulatory purposes      3,231        4,302
   Stock borrowed                                15,794       40,114
   Loans                                         11,726       11,383
   Other                                          2,163        3,142
                                                -------      -------
                                                $39,630      $76,565
                                                -------      -------
Interest expense:
   Customer funds on deposit                    $ 4,958      $13,148
   Stock loaned                                  13,669       35,085
   Deposits                                       4,492        4,171
   Other                                          1,425        1,648
                                                -------      -------
                                                 24,544       54,052
                                                -------      -------
      Net interest                              $15,086      $22,513
                                                =======      =======


Brokerage Group. For the three months ended September 28, 2001, net interest income accounted for 14% of the Company's net revenue versus 20% for the three months ended September 29, 2000. Interest revenue from customer margin balances and interest expense from customer funds on deposit have fluctuated in relation to average balances over the past two fiscal years. Net interest revenue generated from securities lending activities has decreased as have average balances borrowed and loaned in the current fiscal year versus the prior year. Average balances of interest-earning assets and interest-bearing liabilities are as follows for the first quarters of fiscal years 2002 and 2001 (in thousands):

                                                 2002             2001
                                              ---------------------------

Average interest-earning assets:
 Customer margin balances                     $  392,000       $  684,000
 Stock borrowed                                2,037,000        2,728,000

Average interest-bearing liabilities:
 Customer funds on deposit                       669,000          736,000
 Stock loaned                                  2,037,000        2,718,000


Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and competitive factors. Spreads on securities lending transactions are influenced by the types of securities borrowed or loaned, market conditions and counter-party risk.

Banking Group. Net interest revenue generated by the Bank accounted for approximately 10% of net revenue in the first quarter of fiscal 2002 and 9% in the first quarter of fiscal 2001. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

The following table sets forth an analysis of the Bank's net interest income by each major category of interest-earning assets and interest-bearing liabilities for the first quarters of fiscal years 2002 and 2001 (dollars in thousands):

                                                                         2002                            2001
                                                             ----------------------------------------------------------
                                                                       Interest                        Interest
                                                             Average   Income/   Yield/      Average   Income/   Yield/
                                                             Balance   Expense    Rate       Balance   Expense    Rate
                                                             --------------------------      -------------------------
Assets:
 Interest-earning assets:
   Real estate - mortgage                                    $154,674   $ 3,609     9.3%     $ 97,239   $ 3,027    12.5%
   Real estate - construction                                 118,987     2,490     8.4%       86,695     2,530    11.7%
   Commercial                                                 105,772     2,966    11.2%       79,353     2,559    12.9%
   Individual                                                  31,691     1,853    23.4%       25,982     2,125    32.7%
   Land                                                        37,078       808     8.7%       38,120     1,142    12.0%
   Investments                                                  9,388        97     4.1%       10,693       185     6.9%
                                                             ------------------              ------------------
                                                              457,590   $11,823    10.3%      338,082   $11,568    13.7%
 Noninterest-earning assets:
   Cash and due from banks                                      2,281                           4,052
   Other assets                                                12,016                           7,270
                                                             --------                        --------
                                                             $471,887                        $349,404
                                                             ========                        ========

Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
   Certificates of deposit                                   $290,161   $ 4,307     5.9%     $247,567   $ 4,010     6.5%
   Money market accounts                                       17,118       139     3.2%       12,152       139     4.6%
   Interest-bearing demand accounts                             6,094        43     2.8%        2,507        19     3.0%
   Savings accounts                                               641         3     1.9%          498         3     2.4%
   Federal Home Loan Bank ("FHLB") advances                    86,955       916     4.2%       33,506       562     6.7%
   Notes payable                                                1,933        52    10.8%        1,317       111    33.7%
                                                             ------------------              ------------------
                                                              402,902     5,460     5.4%      297,547     4,844     6.5%
 Noninterest-bearing liabilities:
   Non interest-bearing demand accounts                        17,761                          12,811
   Other liabilities                                            9,687                           5,881
                                                             --------                        --------
                                                              430,350                         316,239
   Stockholders' equity                                        41,537                          33,165
                                                             --------                        --------
                                                             $471,887                        $349,404
                                                             ========                        ========
                                                                       --------                        --------
   Net interest income                                                  $ 6,363                         $ 6,724
                                                                       ========                        ========
   Net yield on interest-earning assets                                             5.6%                            8.0%
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

The following table sets forth a summary of the changes in the Bank's interest earned and interest paid resulting from changes in volume and rate (dollars in thousands):


                                            2002 vs. 2001
                                ---------------------------------------
                                                Attributed to
                                Total     -----------------------------
                                Change    Volume       Rate        Mix
                                ---------------------------------------
Interest income:
Real estate - mortgage           $ 582    $1,788     $  (758)     $(448)
Real estate - construction         (40)      942        (716)      (266)
Commercial                         407       851        (333)      (111)
Individual                        (272)      467        (606)      (133)
Land                              (334)      (31)       (311)         8
Investments                        (88)      (26)        (64)         2
                                ---------------------------------------
                                 $ 255    $3,991     $(2,788)     $(948)
                                ---------------------------------------

                                               2002 vs. 2001
                                   ---------------------------------------
                                                   Attributed to
                                   Total     -----------------------------
                                   Change    Volume       Rate        Mix
                                   ---------------------------------------
Interest expense:
 Certificates of deposit           $ 297     $  690      $  (335)    $ (58)
 Money market accounts                --         57          (40)      (17)
 Interest-bearing demand accounts     24         26           (1)       (1)
 Savings accounts                     --          1           (1)       --
 Federal Home Loan Bank advances     354        903         (179)     (370)
 Notes payable                       (59)        52          (76)      (35)
                                   ---------------------------------------
                                     616      1,729         (632)     (481)
                                   ---------------------------------------
    Net interest income            $(361)    $2,262      $(2,156)    $(467)
                                   =======================================



Net Gains on Principal Transactions. For the three months ended September 28, 2001 and September 29, 2000, $2,210,000 and $2,866,000, respectively, represent net gains realized on the sale of approximately 200,000 shares and 91,000 shares, respectively, of Knight common stock to fund MDB's advertising commitments. Net gains also includes the previously mentioned $7.2 million gain related to SFAS No. 133 in the first quarter of fiscal 2002. Excluding these items, net gains on principal transactions from the Company's trading operations were $1,775,000 and $5,162,000 for the three-month periods ended September 28, 2001 and September 29, 2000, respectively. The decrease is attributed to a weakened trading environment in both the equity and fixed income markets in the first quarter of fiscal 2002 and to fewer trading days as a result of the closure of the U.S. financial markets following September 11. Coverage from market making activities has increased to 728 over-the-counter securities and 555 exchange-listed securities from 667 over-the-counter securities and 410 exchange-listed securities. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Other Income. Other income decreased due to reduced non-interest income from the Bank, as well as decreased revenue from the sale of insurance products. Additionally, in the first quarter of fiscal 2001, the Company recorded an $837,000 gain related to SFAS No. 133 in other income, whereas in the first quarter of fiscal 2002, the Company recorded a $150,000 loss in other expense related to SFAS No. 133.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. During the three month period ended September 28, 2001, commissions and other employee compensation expense decreased 10% over the same period in the prior year. The decrease in compensation was principally due to decreased commissions and benefits paid to revenue-producing employees generating lower levels of operating income. Additionally, accruals for profit sharing and incentive compensation decreased over the prior year due to the operating performance of the Company. The number of full-time employees also decreased to 1,073 at September 28, 2001 compared to 1,097 at September 29, 2000.

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased for three month period ended September 28, 2001 over the same period of the prior year due to an increase in leased computer hardware related to the implementation of its new brokerage software, Comprehensive Software Systems, Ltd. ("CSS").

Advertising and Promotional. Advertising and promotional expense decreased in fiscal 2001 over the prior year as a result of reduced expenditures on the MDB ad campaign. The Company sold shares of Knight common stock to offset the advertising commitments. Gains on the sale of Knight stock to fund the MDB advertising were $2.2 million and $2.9 million in fiscal 2002 and 2001, respectively. The Company has committed to spending approximately $1.6 million to expand and promote MDB during the remainder of calendar 2001.

Other Expense. Other expense decreased due to reduced use of contract labor and professional consulting services in the operations and information systems areas in the first quarter of fiscal 2002 over 2001.

The number of independent contractors decreased 83% to 13 at September 28, 2001 from 76 at September 29, 2000.


FINANCIAL CONDITION

Loans and Allowance for Possible Loan Losses. The Bank grants loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area.
Also, the Bank purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the general economic conditions of the area. Substantially all of the Bank's loans are collateralized with real estate or automobiles. Loans receivable at September 28, 2001 and June 29, 2001 are summarized as follows (in thousands):

                                           2002          2001
                                         --------      --------
     Real estate - mortgage              $154,814      $187,967
     Real estate - construction           135,544       126,771
     Commercial                            99,231        92,855
     Individuals                           36,284        31,982
     Land                                  32,685        35,399
                                         --------      --------
                                         $458,558      $474,974
                                         ========      ========


The following table shows the expected life of certain loans at September 28, 2001, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):


                                             1 year     1-5      Over 5
                                            or less    years      years      Total
                                            ---------------------------------------
 Commercial                                 $ 27,843   $26,767   $44,621   $ 99,231
 Real estate - construction                  129,095     3,215     3,234    135,544
                                            ---------------------------------------
    Total                                   $156,938   $29,982   $47,855   $234,775
                                            =======================================
 Amount of loans based upon:
  Fixed interest rates                      $  4,194   $10,744   $25,787   $ 40,725
  Floating or adjustable interest rates      152,744    19,238    22,068    194,050
                                            ---------------------------------------
    Total                                   $156,938   $29,982   $47,855   $234,775
                                            =======================================


Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of September 28, 2001 and June 29, 2001 are as follows (dollars in thousands):

                                                       2002         2001
                                                      ------       ------
Loans accounted for on a non-accrual basis            $5,258       $4,084
                                                      ======       ======
Non-performing loans as a percentage of total loans     1.1%         0.9%
                                                      ======       ======
Loans past due 90 days or more, not included above    $  595       $  608
                                                      ======       ======
Troubled debt restructurings                          $  916       $  446
                                                      ======       ======

An analysis of the allowance for possible loan losses for the first quarters of fiscal 2002 and 2001 is as follows (dollars in thousands):

                                                        2002          2001
                                                      ------       -------
Balance at beginning of period                        $3,280       $ 3,699
 Charge-offs:
   Real estate - mortgage                                 --             5
   Individuals                                           360         1,598
                                                      ------       -------
                                                         360         1,603
 Recoveries:
   Real estate - mortgage                                 --             1
   Individuals                                           155            24
                                                      ------       -------
                                                         155            25
                                                      ------       -------
 Net charge-offs                                        (205)       (1,578)
 Additions charged to operations                         295           529
                                                      ------       -------
Balance at end of period                              $3,370       $ 2,650
                                                      ======       =======
Ratio of net charge-offs during the period to
 average loans outstanding during the period             0.0%          0.5%
                                                      ======       =======


The allowance for possible loan losses is applicable to the following types of loans as of September 28, 2001 and June 29, 2001 (dollars in thousands):

                                         2002                       2001
                                 --------------------      --------------------
                                           Percent of                Percent of
                                            loans to                  loans to
                                 Amount   total loans      Amount   total loans
                                 ----------------------------------------------
Commercial                       $  487           6.7%     $  462          19.6%
Real estate - construction        1,033          29.4         837          26.7
Real estate - mortgage              776          56.9         689          47.0
Individuals                         816           7.0         797           6.7
Unallocated                         258            --         495            --
                                 --------------------      --------------------
                                 $3,370         100.0%     $3,280         100.0%
                                 ====================      ====================


Deposits. Average deposits and the average interest rate paid on the deposits for the first quarters of fiscal 2002 and 2001 are summarized as follows (dollars in thousands):


                                               2002                 2001
                                        ------------------   ------------------
                                                  Interest             Interest
                                         Amount     Rate      Amount     Rate
                                        ---------------------------------------
Noninterest bearing demand accounts     $ 17,761             $ 12,811
Interest bearing demand accounts           6,094    2.8%        2,507    3.0%
Savings accounts                             641    1.9           498    2.4
Limited access money market accounts      17,118    3.2        12,152    4.6
Certificates of deposit                  290,161    5.9       247,567    6.5
                                        --------             --------
                                        $331,775    5.7%     $275,535    6.4%
                                        ========             ========


Certificates of deposit of $100,000 or greater were $102,527,000 and $114,538,000 at September 28, 2001 and June 29, 2001, respectively.

Advances from Federal Home Loan Bank. The Bank finances its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 2-7 days, during the first quarters of fiscal 2002 and 2001 (dollars in thousands):


                                               2002                  2001
                                        ------------------   -------------------
                                                  Interest             Interest
                                         Amount     Rate      Amount     Rate
                                        ----------------------------------------


At end of quarter                       $ 99,036     3.2%    $ 7,000      6.6%
Average during quarter                    74,973     4.8%     24,637      6.7%
Maximum month-end balance during year    110,393      --      48,100       --


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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $360,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At September 28, 2001, there was $2.3 million outstanding under these secured arrangements which were fully collateralized by securities held in customer margin accounts with a market value of approximately $14 million. In the opinion of management, these credit arrangements are adequate to meet the short-term operating needs of the Company.

The Company also has an irrevocable letter of credit agreement aggregating $55,000,000 at September 28, 2001 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in clients' and nonclients' margin accounts with a value of $77,254,000 at September 28, 2001.

In addition to the broker loans lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding under this line of credit at September 28, 2001.

The Company has issued $57.5 million of Notes due June 30, 2004. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, which are in the form of DARTS(SM) (or, "Derivative Adjustable Ratio Securities(SM)"), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes' maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Notes' issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At September 28, 2001, the Company had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $7.6 million on the consolidated statements of financial condition at September 28, 2001.

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

Cash Flow. Net cash provided by operating activities during the three-month period ended September 28, 2001 was $33,047,000. The cash was provided by the change in the net receivables from customers, net of the changes in the net receivable from brokers, dealers and clearing organizations and increased assets segregated for regulatory purposes.


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


                                                               Years to Maturity
                                         1 or less     1 to 5       5 to 10       Over 10         Total
----------------------------------------------------------------------------------------------------------

Trading securities, at fair value
 Municipal obligations                    $   (25)    $ 2,810       $ 3,232       $16,777         $ 22,794
 U.S. Government and Government
  agency obligations                        3,156       1,913         1,021           975            7,065
 Corporate obligations                      1,586      11,096        15,394         9,525           37,601
                                      --------------------------------------------------------------------
   Total debt securities                    4,717      15,819        19,647        27,277           67,460
 Corporate equity                              --          --            --        19,575           19,575
 Funds & trusts                            25,169          --            --            --           25,169
 Other                                         10          --            --            --               10
                                      --------------------------------------------------------------------
                                          $29,896     $15,819       $19,647       $46,852         $112,214
                                      ====================================================================
Weighted average yield
 Municipal obligations                        3.1%        4.1%         4.3%           4.5%             4.4%
 U.S. Government and Government
  agency obligations                          2.6%        3.5%         3.1%           6.9%             3.5%
 Corporate obligations                        9.8%        6.5%         6.2%          10.9%             7.6%

Available-for-sale securities, at
  fair value
 Marketable equity securities             $    --      $   --       $   --        $ 5,445         $  5,445
                                      ====================================================================


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


                                        Southwest Securities Group, Inc.
                                        --------------------------------------
                                           (Registrant)


November 13, 2001                       /S/ David Glatstein
-----------------                       --------------------------------------
Date                                    (Signature)
                                        David Glatstein
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


November 13, 2001                       /S/ Stacy M. Hodges
-----------------                       --------------------------------------
Date                                    (Signature)
                                        Stacy M. Hodges
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)


November 13, 2001                       /S/ Laura Leventhal
-----------------                       --------------------------------
Date                                    (Signature)
                                        Laura Leventhal
                                        Controller
                                        (Principal Accounting Officer)