Form 10-Q
period 2001-12-31
SOUTHWEST SECURITIES GROUP INC
filed 2002-02-14
CIK 878520

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           [X]    For the quarterly period ended December 31, 2001

                                       OR

           [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-19483

                                 SWS GROUP, INC.
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

                        Southwest Securities Group, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X   No

As of February 6, 2002, there were 17,225,682 shares of the registrant's common stock, $.10 par value, outstanding.

                        SWS GROUP, INC. AND SUBSIDIARIES

                                      Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Statements of Financial Condition
      December 31, 2001 (unaudited) and June 29, 2001

   Consolidated Statements of Income and Comprehensive Income (Loss)
      For the three and six months ended December 31, 2001 and 2000 (unaudited)

   Consolidated Statements of Cash Flows
      For the six months ended December 31, 2001 and 2000 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                        SWS GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                       December 31, 2001 and June 29, 2001
               (In thousands, except par values and share amounts)

                                                                                            December                June
                                                                                          (unaudited)
                                                                                     -------------------    -------------------
                                      Assets
Cash                                                                                        $    33,752            $    31,224
Assets segregated for regulatory purposes                                                       500,371                362,071
Marketable equity securities available for sale                                                   8,131                  9,687
Receivable from brokers, dealers and clearing organizations                                   2,082,741              2,221,253
Receivable from clients, net                                                                    675,937                437,620
Loans held for sale, net                                                                        165,060                155,025
Loans, net                                                                                      335,249                319,949
Securities owned, at market value                                                               126,675                146,074
Other assets                                                                                    122,285                101,854
                                                                                     -------------------    -------------------
                                                                                            $ 4,050,201            $ 3,784,757
                                                                                     ===================    ===================

                       Liabilities and Stockholders' Equity

Short-term borrowings                                                                       $   173,050            $        --
Payable to brokers, dealers and clearing organizations                                        2,015,185              2,233,207
Payable to clients                                                                              936,601                657,955
Deposits                                                                                        343,006                336,281
Securities sold, not yet purchased, at market value                                              20,629                 28,650
Drafts payable                                                                                   39,959                 29,620
Advances from Federal Home Loan Bank                                                            130,897                113,477
Other liabilities                                                                                87,746                 74,831
Exchangeable subordinated notes                                                                   8,814                  8,568
                                                                                     -------------------    -------------------
                                                                                              3,755,887              3,482,589

Minority interest in consolidated subsidiaries                                                    1,446                  2,729

Stockholders' equity:
   Preferred stock of $1.00 par value.  Authorized 100,000 shares;
       none issued                                                                                   --                     --
   Common stock of $.10 par value.  Authorized 60,000,000 shares, issued 17,539,600 and outstanding 17,184,004 shares at
        December 31, 2001; issued 17,509,771 and outstanding
        17,247,914 shares at June 29, 2001                                                        1,754                  1,751
   Additional paid-in capital                                                                   256,510                252,225
   Retained earnings                                                                             21,358                 21,269
   Accumulated other comprehensive income - unrealized holding gain, net of tax of $9,890 at December 31, 2001 and $15,075 at
        June 29, 2001                                                                            18,368                 27,997
   Deferred compensation, net                                                                     1,413                  1,141
   Treasury stock (355,596 shares at December 31, 2001 and 261,857 shares at June
       29, 2001, at cost)                                                                        (6,535)                (4,944)
                                                                                     -------------------    -------------------
           Total stockholders' equity                                                           292,868                299,439
Commitments and contingencies
                                                                                     -------------------    -------------------
                                                                                            $ 4,050,201            $ 3,784,757
                                                                                     ===================    ===================




    See accompanying Notes to Consolidated Financial Statements.

                        SWS GROUP, INC. AND SUBSIDIARIES
        Consolidated Statements of Income and Comprehensive Income (Loss)
          For the three and six months ended December 31, 2001 and 2000
               (In thousands, except per share and share amounts)
                                   (Unaudited)

                                                                       For the three months ended         For the six months ended
                                                                       fiscal 2002     fiscal 2001       fiscal 2002    fiscal 2001
                                                                     -------------------------------------------------------------
Net revenues from clearing operations                                    $  9,443      $  12,378          $  16,684      $  27,586
Commissions                                                                20,035         15,505             36,120         31,169
Interest                                                                   31,904         67,500             71,534        144,065
Investment banking, advisory and administrative fees                       10,843          8,758             20,299         17,745
Net gains on principal transactions (including net gains on the
  sale of Knight Trading Group, Inc. ("Knight") common stock)              13,864         12,407             25,079         20,435
Other                                                                       4,897          9,432              8,639         16,148
                                                                     -------------------------------------------------------------
                                                                           90,986        125,980            178,355        257,148
                                                                     -------------------------------------------------------------

Commissions and other employee compensation                                38,621         38,174             70,919         73,955
Interest                                                                   17,207         46,740             41,751        100,792
Occupancy, equipment and computer service costs                            13,224          8,531             23,018         16,457
Communications                                                              4,886          3,919              9,256          7,510
Floor brokerage and clearing organization charges                           2,338          1,477              3,934          3,291
Advertising and promotional                                                 2,654          3,870              5,684          7,742
Other                                                                       8,514         14,644             16,300         24,877
                                                                     -------------------------------------------------------------
                                                                           87,444        117,355            170,862        234,624
                                                                     -------------------------------------------------------------
Income before income taxes and minority interest in
  consolidated subsidiaries                                                 3,542          8,625              7,493         22,524
Income taxes                                                                2,502          2,878              3,862          7,492
                                                                     -------------------------------------------------------------
Income before minority interest in consolidated subsidiaries                1,040          5,747              3,631         15,032
Minority interest in consolidated subsidiaries                                339           (518)                76         (1,585)
                                                                     -------------------------------------------------------------
Income before cumulative effect of a change in accounting principle         1,379          5,229              3,707         13,447
Cumulative effect of a change in accounting principle, net of tax
  of $1,548                                                                    --             --                 --         (2,874)
                                                                     -------------------------------------------------------------
Net income                                                                  1,379          5,229              3,707         10,573
Other comprehensive income (loss):
    Holding gain (loss) arising during period, net of tax                   2,591        (21,024)               511        (15,068)
    Reclassification for hedging activities, net of tax                      (804)        13,818                (80)        24,285
    Reclassification adjustment for gains realized in net income
     on the sale of Knight common stock, net of tax                        (3,923)        (1,558)           (10,060)        (3,421)
                                                                     -------------------------------------------------------------
Net gain (loss) recognized in other comprehensive income (loss),           (2,136)        (8,764)            (9,629)         5,796
  net of tax
                                                                     -------------------------------------------------------------
Comprehensive income (loss)                                              $   (757)     $  (3,535)         $  (5,922)     $  16,369
                                                                     =============================================================
Earnings per share - basic
  Income before cumulative effect of a change in accounting
     principle                                                           $    .08      $     .30          $     .22      $     .77
  Cumulative effect of a change in accounting principle, net of tax            --             --                 --           (.16)
                                                                     ------------- -------------- -- --------------- -------------
  Net income                                                             $    .08      $     .30          $     .22      $     .61
                                                                     =============================================================
  Weighted average shares outstanding - basic                          17,162,610     17,476,770         17,200,591     17,477,871
                                                                     =============================================================
Earnings per share - diluted
  Income before cumulative effect of a change in accounting
     principle                                                           $    .08      $     .30          $     .21      $     .76
  Cumulative effect of a change in accounting principle, net of tax            --             --                 --           (.16)
                                                                     ------------- -------------- -- --------------- -------------
  Net income                                                             $    .08      $     .30          $     .21      $     .60
                                                                     =============================================================
  Weighted average shares outstanding - diluted                        17,237,934     17,567,380         17,259,193     17,596,953
                                                                     =============================================================

        See accompanying Notes to Consolidated Financial Statements.

                        SWS GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the six months ended December 31, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)

                                                                                             Fiscal 2002         Fiscal 2001
                                                                                           ----------------    ----------------
Cash flows from operating activities:
   Net income                                                                                     $  3,707           $  10,573
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                 2,344               2,915
       Provision for doubtful accounts                                                                 527                (893)
       Deferred income taxes                                                                         1,581                (281)
       Deferred compensation expense                                                                  (101)               (247)
       Gain on sale of marketable equity securities                                                (15,476)             (5,262)
       Gain on sale of First Consumer Credit LLC                                                    (1,163)                 --
       Compensation expense on spin-off of the Westwood Group                                        3,298                  --
       Compensation expense on stock options                                                           294                  --
       Net change in minority interest in consolidated subsidiaries                                   (747)                856
       Cumulative effect of change in accounting principle, net of tax                                  --               2,874
       Reclassification from other comprehensive income for SFAS No. 133                               123               1,994
       Change in operating assets and liabilities:
         Decrease (increase) in assets segregated for regulatory purposes                         (138,300)            130,563
         Net change in broker, dealer and clearing organization accounts                           (79,510)             53,518
         Net change in client accounts                                                              40,089             (32,786)
         Net change in loans held for sale                                                         (11,442)               (424)
         Decrease (increase) in securities owned                                                    15,012             (91,144)
         Increase in other assets                                                                  (15,759)            (16,985)
         Increase in drafts payable                                                                 10,339                 382
         Decrease in securities sold, not yet purchased                                             (8,021)            (18,918)
         Increase (decrease) in other liabilities                                                   14,000              (1,478)
                                                                                           ----------------    ----------------
             Net cash provided by (used in) operating activities                                  (179,205)             35,257
                                                                                           ----------------    ----------------

Cash flows from investing activities:
  Purchase of fixed assets                                                                          (3,561)             (2,831)
  Net change in loans                                                                              (15,662)            (22,273)
  Cash received from sale of First Consumer Credit LLC                                               1,050                  --
  Cash paid for O'Connor & Company Securities, Inc., net of cash acquired                             (887)                 --
  Cash received for sale of minority interest in Westwood Holdings Group, Inc.                       4,093                  --
  Proceeds from sale of marketable equity securities                                                 3,732               5,288
                                                                                           ----------------    ----------------
             Net cash used in investing activities                                                 (11,235)            (19,816)
                                                                                           ----------------    ----------------

Cash flows from financing activities:
  Increase (decrease) in short-term borrowings                                                     173,050             (49,800)
  Increase in deposits                                                                               6,725              20,706
  Increase (decrease) in advances from Federal Home Loan Bank                                       17,420             (11,484)
  Payment to repurchase 5% exchangeable subordinated notes                                              --             (16,981)
  Proceeds from issuance of stock in consolidated subsidiary                                            50                  50
  Payment of cash dividends on common stock - parent                                                (3,441)             (2,860)
  Net proceeds from exercise of stock options                                                          489                 219
  Proceeds related to Deferred Compensation Plan                                                       267                 501
  Purchase of treasury stock                                                                        (1,592)               (501)
                                                                                           ----------------    ----------------
             Net cash provided by (used in) financing activities                                   192,968             (60,150)
                                                                                           ----------------    ----------------

Net increase (decrease) in cash                                                                      2,528             (44,709)
Cash at beginning of period                                                                         31,224              72,479
                                                                                           ----------------    ----------------
Cash at end of period                                                                             $ 33,752            $ 27,770
                                                                                           ================    ================

See accompanying Notes to Consolidated Financial Statements.

                        SWS GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

GENERAL AND BASIS OF PRESENTATION
The interim consolidated financial statements include the accounts of SWS Group, Inc. ("Parent") and its consolidated subsidiaries listed below (collectively, the "Company"):

       Brokerage Group
         SWS Securities, Inc.                           "SWS, Inc."
         SWS Financial Services, Inc.                   "SWSFS"
         Mydiscountbroker.com, Inc.                     "MDB"
         Southwest Clearing Corp.                       "Clearing"
         May Financial Corporation                      "May"
         O'Connor & Company Securities, Inc.            "O'Connor"
       Asset Management Group
         Westwood Holdings Group, Inc. (80.18%)         "Westwood Group"
            Westwood Management Corporation             "Management"
            Westwood Trust                              "Trust"
         SWS Capital Corporation                        "Capital"
         Southwest Investment Advisors, Inc.            "Advisors"
       Banking Group
         First Savings Bank, FSB                        "FSB"
            FSBF, LLC (75%)                             "FSBF LLC"
            FSB Financial, LTD (73.5%)                  "FSBF LTD"
            FSB Development, LLC                        "FSB Development"
       Other
         SWS Technologies Corporation                   "Technologies"


Brokerage Group. SWS, Inc. is a New York Stock Exchange ("NYSE") registered broker/dealer, and SWSFS, MDB, Clearing, May and O'Connor are National Association of Securities Dealers ("NASD") registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act").

On October 2, 2001, a bankruptcy court awarded SWS, Inc. the accounts of Minneapolis-based MJK Clearing. The Securities Investor Protection Corporation assumed responsibility for the accounts when MJK Clearing reported that it was in violation of minimum capital requirements. The accounts of MJK Clearing were transferred to the Company's wholly-owned subsidiary, Clearing. SWS, Inc. made a $20 million subordinated loan to Clearing, while the Parent contributed $15 million in capital.

Asset Management Group. Advisors and Management are registered investment advisors under the Investment Advisors Act of 1940. Trust is chartered and regulated by the Texas Department of Banking.

On December 12, 2001, the Westwood Group was formed by the Company to be a holding company for two of the businesses that substantially comprise the asset management segment of the Company. Prior to December 14, 2001, the Westwood Group had no assets or operations. On December 14, 2001, the Company contributed all of the issued and outstanding common stock of two wholly owned subsidiaries, Management and Trust to the Westwood Group and announced its intention to spin the Westwood Group off to the Company's stockholders. For financial statement purposes, the Westwood Group accounted for the contribution of Management and Trust to the Westwood Group as a reorganization of entities under common control at historical cost.

Also on December 14, 2001, the Company sold 1,065 shares of the Westwood Group's common stock, constituting 19.8% of the Westwood Group's outstanding common stock, to five of the Westwood Group's executive officers for a cash consideration of $4,093,000, a price premised upon an understanding reached in October 2001 that the Company would sell the shares of Westwood Group common stock based on their value at September 30, 2001, after applying appropriate valuation discounts. The shares sold to management will not be distributed in the spin-off. The difference between the book value of the minority interest and the purchase price at the date the sale was recorded by the Company as an increase of $518,000 to its additional paid-in capital.

The Westwood Group loaned the executive officers $4,093,000 on a full-recourse basis, evidenced by notes secured by the stock, payable in nine years bearing interest at 3.93%. Because the notes are receivable in connection with the sale of the Westwood Group's common stock, they were recorded at their fair value of $3,536,000 as an offset to stockholders' equity. The difference between the face amount of the notes and their fair value is due to the difference between the stated interest rate and an estimated market interest rate of 6.0%.

The difference between the fair value for financial reporting purposes of the stock on December 14, 2001, $7,512,000 and the fair value of the note, $3,536,000, was recorded as an equity-based compensation charge of $3,976,000. The difference between the value of the stock, $7,512,000, and the cash consideration paid to the Company of $4,093,000, is an expense incurred by the Company for the Westwood Group and is reflected as an equity-based compensation expense with the offset as a contribution to the Westwood Group's additional paid-in capital. On a consolidated basis, 80.18% of this charge, or $2,741,000, is reflected in the Company's stockholders' equity as additional paid-in capital. The remainder of the equity-based compensation expense is the difference between the face and fair value of the notes, $557,000.

The difference between the $4,093,000 paid for the stock and the fair value of the stock for financial reporting purposes on December 14, 2001, is attributable to changes in assets under management and the common stock prices of comparable public companies between September 30, 2001 and December 14, 2001. The amount of assets under management, which is a factor in determining the Westwood Group's revenues, and the common stock prices of comparable public companies are significant considerations in estimating the Westwood Group's value. In addition, the $4,093,000 valuation included a 35% discount for lack of marketability. For financial accounting purposes, no discount for lack of marketability was recorded, which accounts for $2,204,000 of the difference between $7,512,000 and $4,093,000.

If the spin-off has not occurred within nine months of the original stock purchase, December 14, 2001, the Company has a 30-day call and the members of the Westwood Group's management each have a 30-day put to resell to the Company all of the shares of Westwood Group's shares at a price equal to their fair market value at that time based on a re-appraisal as of the date of the first notice to exercise either the call or the put options. Alternately, if prior to the nine-month term, the Company publicly announces its intent not to proceed with the spin-off, then the ability to exercise the call and put options will commence on the later of either the public announcement or six months and one day after the original stock purchase. The resale must be completed within 60 days following the date of exercise. The notes between the Westwood Group and members of management would concurrently be accelerated with any put or call exercise.

Banking Group. FSB is a federally chartered savings association regulated by the Office of Thrift Supervision. In October 2001, FSB sold its interest in its minority-owned subsidiary First Consumer Credit, LLC ("First Consumer"), receiving $1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. ("USHS"), a company publicly traded on NASDAQ. The shares of USHS were dividended to the Parent and were recorded at fair market value. A gain of approximately $1,163,000 was recorded on the sale of First Consumer in other income in the accompanying consolidated statements of income and comprehensive income (loss).

Consolidated Financial Statements. The interim consolidated financial statements as of December 31, 2001, and for the three- and six-month periods ended December 31, 2001 and 2000, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 29, 2001 filed on

Form 10-K. Amounts included for June 29, 2001 are from the audited consolidated financial statements as filed on Form 10-K.

All significant intercompany balances and transactions have been eliminated. Other comprehensive income (loss) for the three- and six-month periods ended December 31, 2000 has been restated to reflect the reclassification of changes in the value of the hedged Knight stock, net of tax, of $13,818,000 and $24,285,000, respectively. The amount previously reported as comprehensive loss for the three- and six-month periods ended December 31, 2000 was $17,353,000 and $7,916,000, respectively.

CASH FLOW REPORTING
Cash paid for interest was $45,165,000 and $110,619,000 for the six-month periods ended December 31, 2001 and 2000, respectively. Cash paid for income taxes was $3,200,000 and $8,600,000 for the six months ended December 31, 2001 and 2000.

ASSETS SEGREGATED FOR REGULATORY PURPOSES
At December 31, 2001, the Company had U.S. Treasury securities with a market value of approximately $394,025,000, reverse repurchase agreements of approximately $98,950,000, cash of $101,000 and related accrued interest of approximately $72,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $99,913,000. The Company also had approximately $7,222,000 in U.S. Treasury securities, cash of $1,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers ("PAIB") at December 31, 2001.

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

MARKETABLE EQUITY SECURITIES
The investments in Knight and USHS common stock are classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders' equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at December 31, 2001 and June 29, 2001 (in thousands):

                                                                           Gross          Gross
                                            Shares                       Unrealized     Unrealized       Market
                                             Held             Cost         Gains          Losses          Value
                                        -----------------------------------------------------------------------------
December 31, 2001
  Knight                                     580,184        $     75         6,319             --          $ 6,394
  USHS                                       365,723             936           801             --            1,737
                                                       --------------------------------------------------------------
   Marketable equity securities                             $  1,011         7,120             --          $ 8,131
                                                       ==============================================================
June 29, 2001
 Marketable equity securities - Knight       906,184        $    117         9,570             --          $ 9,687
                                                       ==============================================================

The "specific identification" method is used to determine the cost of marketable securities sold. In the three- and six-month periods ended December 31, 2001, the Company sold approximately 126,000 and 326,000 shares of Knight, respectively, with proceeds from the sales totaling $1,496,000 and $3,732,000, respectively. Realized gains on these sales totaled approximately $1,479,000 and $3,690,000 for the three- and six-month periods ended December 31, 2001, respectively. In the three- and six-month periods ended December 31, 2000, the Company sold approximately 103,200 and 194,000 shares of Knight, respectively, with proceeds from the sales totaling $2,410,000 and $5,288,000, respectively. Realized gains on these sales totaled approximately $2,397,000 and $5,262,000 for the three- and six-month periods ended December 31, 2000, respectively. These gains were reclassified from accumulated other comprehensive income (loss) net of tax of ($517,000) and ($1,291,000) for the three- and six-month periods ended December 31, 2001, respectively, and ($839,000) and ($1,841,000) for the three- and six-month periods ended December 31, 2000.

The holding gain (loss) arising during period presented on the consolidated statements of income and comprehensive income (loss) is shown net of tax of $1,136,000 and $434,000 for the three- and six-month periods ended December 31, 2001, respectively, and $10,945,000 and $7,723,000 for the three- and six-month periods ended December 31, 2000.

As of December 31, 2001 and June 29, 2001, 373,550 shares of this stock are hedged by the Company's 5% Exchangeable Subordinated Notes ("the Notes"). In December 2000, the Company repurchased and retired 640,782 Notes. A like number of Knight shares were released from the hedging provisions of SFAS No. 133. Upon final disposition of these previously hedged shares of Knight stock, the Company will recognize a non-cash gain of approximately $23.50 per share, net of tax, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000). The Company disposed of 126,000 shares and 326,000 shares of this previously hedged stock in the three- and six-month periods ended December 31, 2001, respectively. Therefore, non-cash gains of $4,555,000 and $11,786,000 on the sale of stock were recorded in net gains from principal transactions in the accompanying consolidated statements of income and comprehensive income (loss). These non-cash gains were reclassified from accumulated other comprehensive income
(loss) on the consolidated statements of income and comprehensive income (loss) net of tax of ($1,594,000) and ($4,125,000) for the three- and six-month periods ended December 31, 2001. There were no such gains in fiscal 2001.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At December 31, 2001 and June 29, 2001, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

                                                December               June
                                            ----------------      --------------
Receivable

  Securities failed to deliver                 $     96,474         $    25,825
  Securities borrowed                             1,945,913           2,162,467
  Correspondent broker/dealers                       25,689              16,353
  Clearing organizations                              4,694               1,776
  Other                                               9,971              14,832
                                            ----------------      --------------
                                               $  2,082,741         $ 2,221,253
                                            ================      ==============

Payable

  Securities failed to receive                 $     57,390         $    22,596
  Securities loaned                               1,909,248           2,166,165
  Correspondent broker/dealers                       32,392              31,660
  Other                                              16,155              12,786
                                            ----------------      --------------
                                               $  2,015,185         $ 2,233,207
                                            ================      ==============

LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
Loans receivable, excluding loans held for sale, at December 31, 2001 and June 29, 2001 are summarized as follows (in thousands):

                                                                      December                 June
                                                                  -----------------      -----------------
      First mortgage loans (principally conventional):
          Real estate                                                   $  164,200             $  153,573
          Construction                                                     120,455                116,195
                                                                  -----------------      -----------------
                                                                           284,655                269,768
                                                                  -----------------      -----------------
      Consumer and other loans:
          Commercial                                                        23,538                 18,757
          Other                                                             33,156                 35,640
                                                                  -----------------      -----------------
                                                                            56,694                 54,397
                                                                  -----------------      -----------------
      Factored receivables                                                   8,201                 11,021
                                                                  -----------------      -----------------
                                                                           349,550                335,186
      Unearned income                                                      (10,856)               (11,957)
      Allowance for possible loan losses                                    (3,445)                (3,280)
                                                                  -----------------      -----------------
                                                                        $  335,249             $  319,949
                                                                  =================      =================

Impairment of loans with a recorded investment of approximately $5,250,000 and $4,084,000 at December 31, 2001 and June 29, 2001, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. An analysis of the allowance for possible loan losses for the three- and six-month periods ended December 31, 2001 and 2000 is as follows (in thousands):

                                                        Three months ended                   Six months ended
                                                   fiscal 2002      fiscal 2001        fiscal 2002      fiscal 2001
                                                  --------------- ----------------    --------------- ----------------
    Balance at beginning of period                     $  3,370         $  2,650           $  3,280         $  3,699
      Provision for loan losses                             287              259                582              788
      Loans charged to the allowance, net                  (212)            (131)              (417)          (1,709)
                                                  --------------- ----------------    --------------- ----------------
    Balance at end of period                           $  3,445         $  2,778           $  3,445         $  2,778
                                                  =============== ================    =============== ================


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
At December 31, 2001 and June 29, 2001, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):

                                                                            December                June
                                                                         ---------------       ---------------
      Securities owned
          Corporate equity securities                                         $  24,007             $  28,279
          Municipal obligations                                                  35,178                28,280
          U.S. Government and Government agency obligations                      14,082                26,361
          Corporate obligations                                                  25,864                40,240
          Funds and trusts                                                       27,544                22,914
                                                                         ---------------       ---------------
                                                                              $ 126,675             $ 146,074
                                                                         ===============       ===============
      Securities sold, not yet purchased
          Corporate equity securities                                         $  15,553             $   3,690
          Municipal obligations                                                     593                 2,731
          U.S. Government and Government agency obligations                         331                19,150
          Corporate obligations                                                   3,869                 2,904
          Funds and trusts                                                          283                   175
                                                                         ---------------       ---------------
                                                                              $  20,629             $  28,650
                                                                         ===============       ===============

At December 31, 2001, the Company has pledged firm securities valued at $209,000 in conjunction with securities lending activities.

SHORT-TERM BORROWINGS
The Company has credit arrangements with commercial banks, which include broker loan lines up to $360,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 31, 2001, there was $153,050,000 outstanding under these secured arrangements which were fully collateralized by client securities valued at $216,456,000, firm securities valued at $55,401,000 and non-client securities valued at $20,712,000. There were no amounts outstanding under these secured arrangements at June 29, 2001.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, all of which was outstanding at December 31, 2001. There were no amounts outstanding under this line of credit at June 29, 2001.

The Company has an irrevocable letter of credit agreement aggregating $55,000,000 and $80,000,000 at December 31, 2001 and June 29, 2001,
respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $115,910,000 and $129,677,000 at December 31, 2001 and June 29, 2001, respectively. The Company also has an unsecured letter of credit agreement aggregating $4,595,000 at December 31, 2001 and June 29, 2001, pledged to support its open positions with a securities clearing organization. The unsecured letter of credit bears interest at the prime rate plus 3%, if drawn, and is renewable semi-annually.

In addition to using customer securities to finance bank loans as mentioned above, the Company also pledges client securities as collateral in conjunction with the Company's securities lending activities. At December 31, 2001, the Company has approximately $805,062,000 of client securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $12,633,000 under securities loan agreements. Also, the Company has received collateral of approximately $1,945,913,000 under securities lending agreements, of which the Company has repledged approximately $1,894,519,000 at December 31, 2001.

At December 31, 2001 and June 29, 2001, the Company had no repurchase agreements outstanding.

DEPOSITS
Deposits at December 31, 2001 and June 29, 2001 are summarized as follows (dollars in thousands):

                                                                  December                            June
                                                            Amount        Percent             Amount        Percent
                                                         -------------- ------------       -------------- ------------
    Noninterest bearing demand accounts                      $  17,042          5.0%           $  22,406          6.6%
    Interest bearing demand accounts                             6,327          1.8                5,088          1.5
    Savings accounts                                               762          0.2                  560          0.2
    Limited access money market accounts                        14,393          4.2               14,008          4.2
    Certificates of deposit, less than $100,000                152,187         44.4              179,681         53.4
    Certificates of deposit, $100,000 and greater              152,295         44.4              114,538         34.1
                                                         -------------- ------------       -------------- ------------
                                                             $ 343,006        100.0%           $ 336,281        100.0%
                                                         ============== ============       ============== ============

The weighted average interest rate on deposits was approximately 4.3% at December 31, 2001 and 5.5% at June 29, 2001. At December 31, 2001, scheduled maturities of certificates of deposit were as follows (in thousands):

                                             2002             2003             2004          Thereafter         Total
                                         -------------    -------------    -------------    -------------    -------------
     Certificates of deposit,
       less than $100,000                   $ 114,617          $18,213          $ 1,798         $ 17,559        $ 152,187
     Certificates of deposit,
       $100,000 and greater                   137,125            6,802              909            7,459          152,295
                                         -------------    -------------    -------------    -------------    -------------
                                            $ 251,742          $25,015          $ 2,707         $ 25,018        $ 304,482
                                         =============    =============    =============    =============    =============


ADVANCES FROM THE FEDERAL HOME LOAN BANK ("FHLB")
At December 31, 2001 and June 29, 2001, advances from the FHLB were due as follows (in thousands):

                                                December           June
                                             -------------    --------------
     Maturity:
       Due within one year                      $ 117,505         $ 101,456
       Due within two years                            --             1,517
       Due within five years                        3,318             3,164
       Due within seven years                         568               223
       Due within ten years                         2,718             1,411
       Due within twenty years                      6,788             5,706
                                             -------------    --------------
                                                $ 130,897         $ 113,477
                                             =============    ==============


Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 1.95% to 7.7%, are collateralized by approximately $160,000,000 of collateral value (as defined) in qualifying first mortgage loans at December 31, 2001. At June 29, 2001, advances with interest rates from 3.9% to 7.7% were collateralized by approximately $145,116,000 of collateral value in qualifying first mortgages.

EXCHANGEABLE SUBORDINATED NOTES The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities", as amended, effective July 1, 2000. SFAS No. 133 is applicable to the Notes due in 2004. The Company issued the Notes in June 1999 in the form of DARTS/SM/, or Derivative Adjustable Ratio Securities/SM/. As mentioned above, 373,550 DARTS, with a face value of $21.2 million, remain outstanding as of December 31, 2001 and June 29, 2001. SFAS No. 133 requires fair value recognition of the Notes' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. Additionally, the change in the time value of the embedded equity option in the DARTS must be recognized in earnings on a quarterly basis. For the three- and six-month periods ended December 31, 2001, the Company recognized a gain of $27,000 and a loss of $123,000, respectively, for the change in the time value of the embedded equity option. The Company recognized a gain of $837,000 and a loss of $2,415,000 in the three- and six-month periods ended December 31, 2000 for the change in the time value of the embedded equity option.

Recognition of the change in fair value of the embedded derivative requires adjustment of the value of the embedded derivative on the consolidated statements of financial condition. As of December 31, 2001, the Company increased the Notes' liability by approximately $1,209,000 in the second quarter of fiscal 2002, a net $246,000 increase over June 29, 2001. The Company also reclassified gains of $804,000 and $80,000, respectively, from other comprehensive income (loss), net of tax of $432,000 and $43,000, respectively, to earnings to record the value of the hedged Knight shares in the three- and six-month periods ended December 31, 2001. The Company reclassified losses of $13,818,000 and $24,285,000, respectively, from other comprehensive income (loss), net of tax of $7,440,000 and $11,528,000, respectively, to earnings to record the value of the hedged Knight shares in the three- and six-month periods ended December 31, 2000. The following table reflects the activity in the Notes' liability account for the quarterly periods ended December 31, 2001 and 2000 (in thousands):

                                                            Fiscal 2002          Fiscal 2001
                                                          -----------------    -----------------
      Balance at beginning of fiscal year                  $       8,568         $      57,500
        Adoption of SFAS No. 133                                      --               (17,956)
        Change in value of embedded derivative                      (963)                5,439
                                                           ----------------      ---------------
      Balance at end of first quarter                      $       7,605         $      44,983
        Repurchase of DARTS                                           --               (17,402)
        Change in value of embedded derivative                     1,209               (18,005)
                                                           ----------------      ---------------
        Balance at end of second quarter                   $       8,814         $       9,576
                                                           ================      ===============



NET CAPITAL REQUIREMENTS Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. SWS, Inc.has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. Clearing is a guaranteed affiliate of SWS, Inc.; consequently, the excess net capital of Clearing is included in the consolidated capital calculation of SWS, Inc. At December 31, 2001, SWS, Inc. had net capital of $100,703,000, or approximately 20.8% of aggregate debit balances, which is $91,027,000 in excess of its minimum net capital requirement of $9,676,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2001, SWS, Inc. had net capital of $76,512,000 in excess of 5% of aggregate debit items.

The broker/dealer subsidiaries are subject to a provision of Rule 15c3-1 which requires that a broker-dealer notify the SEC prior to the withdrawal of equity capital by a parent company if the withdrawal would exceed the greater of $500,000 or 30 percent of the broker/dealer's excess net capital.

Clearing, May and O'Connor also follow the alternative method. At December 31, 2001, Clearing had net capital of $28,003,000, or approximately 9% of aggregate debit balances, which is $21,714,000 in excess of its minimum net capital requirement of $6,289,000 at that date. At December 31, 2001, Clearing had net capital of $12,281,000 in excess of 5% of aggregate debit items. May had net capital of $939,000, which is $689,000 in excess of its net capital requirement of $250,000 at December 31, 2001. At December 31, 2001, O'Connor had net capital of $346,000, which is $96,000 in excess of its minimum net capital requirement of $250,000 at that date.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At December 31, 2001, the net capital and excess net capital were $319,000 and $69,000, respectively, for SWSFS and $2,977,000 and $2,727,000, respectively, for MDB.

Asset Management Group. Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $3,657,000, which is $2,657,000 in excess of its minimum capital requirement at December 31, 2001.

Banking Group. FSB is subject to various regulatory capital requirements administered by Federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require the maintaining of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that FSB meets all capital adequacy requirements to which it is subject.

As of December 31, 2001 and June 29, 2001, FSB is considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," FSB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.

FSB's actual capital amounts and ratios are presented in the following tables (in thousands):

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                   For Capital               Prompt Corrective
                                                         Actual                 Adequacy Purposes            Action Provisions
                                                   Amount       Ratio          Amount       Ratio           Amount       Ratio
                                                 ------------------------    ------------------------     ------------------------
December 31, 2001:
  Total capital (to risk weighted assets)          $ 44,083     10.3  %        $ 34,199      8.0  %         $ 42,749     10.0  %
  Tier I capital (to risk weighted assets)           42,507      9.9             17,100      4.0              25,650      6.0
  Tier I capital (to adjusted total assets)          42,507      8.1             21,058      4.0              31,588      5.0

June 29, 2001:
  Total capital (to risk weighted assets)          $ 43,095     10.7  %        $ 32,222      8.0  %         $ 40,277     10.0  %
  Tier I capital (to risk weighted assets)           42,020     10.4             16,111      4.0              24,166      6.0
  Tier I capital (to adjusted total assets)          42,020      8.4             19,993      4.0              24,991      5.0



EARNINGS PER SHARE
A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three- and six-month periods ended December 31, 2001 and 2000 (in thousands, except share and per share amounts):

                                                                    Three months ended                 Six months ended
                                                                fiscal 2002       fiscal 2001      fiscal 2002     fiscal 2001
                                                             --------------------------------------------------------------------
 Income before cumulative effect of a change in accounting
   principle                                                        $   1,379        $   5,229        $   3,707        $  13,447
Cumulative effect of a change in accounting principle                      --               --               --           (2,874)
                                                             --------------------------------------------------------------------
Net income                                                          $   1,379        $   5,229        $   3,707        $  10,573
                                                             ====================================================================

Weighted average shares outstanding - basic                        17,162,610       17,476,770       17,200,591       17,477,871
Effect of dilutive securities:
    Assumed exercise of stock options                                  75,324           90,610           58,602          119,082
                                                             --------------------------------------------------------------------
Weighted average shares outstanding - diluted                      17,237,934       17,567,380       17,259,193       17,596,953
                                                             ====================================================================

Earnings per share - basic
Income before cumulative effect of a change in accounting
   principle                                                         $    .08         $    .30         $    .22         $    .77
Cumulative effect of a change in accounting principle                      --               --               --             (.16)
                                                             --------------------------------------------------------------------
Net income                                                           $    .08         $    .30         $    .22         $    .61
                                                             ====================================================================

Earnings per share - diluted
Income before cumulative effect of a change in accounting
   principle                                                         $    .08         $    .30         $    .21         $    .76
Cumulative effect of a change in accounting principle                      --               --               --             (.16)
                                                             --------------------------------------------------------------------
Net income                                                           $    .08         $    .30         $    .21         $    .60
                                                             ====================================================================

At December 31, 2001, the Company had two stock option plans, the SWS Group, Inc. Stock Option Plan (the "1996 Plan") and the SWS Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). At December 31, 2001, there were approximately 1,415,000 options outstanding under the 1996 Plan and approximately 66,000 options outstanding under the 1997 Plan. As of December 31, 2001, 681,000 options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted.

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

                                                                                                                        Consolidated
                                                                       Asset                               Other         Southwest
                                                      Brokerage      Management        Banking          Consolidated     Securities
(in thousands)                                         Group           Group            Group             Entities       Group, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended December 31, 2001

   Net revenues from external sources                 $  67,973         $  5,451       $ 12,766          $  4,796        $  90,986
   Net intersegment revenue (expense)                    (1,375)             224            (12)            1,163               --
   Income (loss) before income taxes and
     minority interest in consolidated
     subsidiaries                                        (1,768)          (2,325)         4,243             3,392            3,542
   Net income (loss)                                       (555)          (2,795)         2,528             2,201            1,379

Six months ended December 31, 2001

   Net revenues from external sources                 $ 129,642         $ 10,517       $ 25,922         $  12,274        $ 178,355
   Net intersegment revenue (expense)                    (2,684)             393            (22)            2,313               --
   Income (loss) before income taxes and
     minority interest in consolidated
     subsidiaries                                        (8,681)            (229)         7,426             8,977            7,493
   Net income (loss)                                     (4,489)          (1,502)         4,436             5,262            3,707

Three months ended December 31, 2000

   Net revenues from external sources                 $ 103,219         $  5,069       $ 12,821          $  4,871        $ 125,980
   Net intersegment revenue (expense)                    (1,814)             113            (23)            1,724               --
   Income (loss) before income taxes and
     minority interest in consolidated
     subsidiaries                                         5,570            2,484          4,253            (3,682)           8,625
   Net income (loss)                                      4,286            1,568          2,447            (3,072)           5,229

Six months ended December 31, 2000

   Net revenues from external sources                 $ 214,739         $  9,638       $ 26,967          $  5,804        $ 257,148
   Net intersegment revenue (expense)                    (3,678)             279            (47)            3,446               --
   Income (loss) before income taxes and
     minority interest in consolidated
     subsidiaries                                        14,272            4,353          9,770            (5,871)          22,524
   Net income (loss)                                     10,674            2,714          5,234            (8,049)          10,573


On the consolidated statements of income and comprehensive income (loss), the cumulative effect of a change in accounting principle and other comprehensive income (loss) are solely related to the Parent, which is included in the other category. Minority interest is attributable to the Parent and the Bank. The Parent's minority interest resulted from the aforementioned sale of 19.82% of the Westwood Group to members of Westwood Group's management in the second quarter of fiscal 2002.

COMMITMENTS AND CONTINGENCIES
The Company has a line of credit with FSBF LTD for $35 million, expiring January 22, 2003. The line of credit bears interest at a rate of prime plus 1.5%, if drawn. At December 31, 2001, there were no amounts outstanding on the line of credit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
From time to time, SWS Group, Inc. (the "Parent") and subsidiaries (collectively, the "Company") may publish "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Acts") or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to (1) transaction volume in the securities markets; (2) volatility of the securities markets; (3) fluctuations in interest rates; (4) changes in regulatory requirements which could affect the cost of doing business; (5) general economic conditions, both domestic and foreign; (6) state of the housing market; (7) changes in the rate of inflation and related impact on securities markets; (8) competition from existing financial institutions and other new participants in the securities markets; (9) legal developments affecting the litigation experience of the securities industry;
(10) successful implementation of technology solutions; (11) changes in Federal and state tax laws which could affect the popularity of products sold by the Company and (12) acts of terrorism and other acts of war. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

RESULTS OF OPERATIONS
Net income for the three- and six-month periods ended December 31, 2001 was $1,379,000 and $3,707,000, respectively, representing decreases over comparable prior year periods of $3,850,000, or 74%, and $6,866,000, or 65%.

MJK Clearing. On October 2, 2001, a bankruptcy court awarded SWS Securities, Inc. ("SWS, Inc.") the accounts of Minneapolis-based MJK Clearing ("MJK"). The Securities Investor Protection Corporation assumed responsibility for the accounts when MJK reported that it was in violation of minimum capital requirements. The accounts of MJK Clearing were transferred to the Company's wholly-owned subsidiary, Southwest Clearing Corp. ("Clearing"). SWS, Inc. made a $20 million subordinated loan to Clearing, while the Parent contributed $15 million in capital. Clearing is allowed to utilize SWS, Inc.'s secured and unsecured short term borrowing arrangements. SWS, Inc. has signed clearing agreements with 54 of the former MJK correspondents and expects to convert these correspondents to SWS, Inc. in the Spring of 2002.

Westwood Group Spin-Off. On December 12, 2001, Westwood Holdings Group, Inc. (the "Westwood Group") was formed by the Company to be a holding company for two of the businesses that substantially comprise the asset management segment of the Company. Prior to December 14, 2001, the Westwood Group had no assets or operations. On December 14, 2001, the Company contributed all of the issued and outstanding common stock of two wholly owned subsidiaries, Westwood Management Corporation ("Management") and Westwood Trust ("Trust") to the Westwood Group and announced its intention to spin the Westwood Group off to the Company's stockholders. For financial statement purposes, the Westwood Group accounted for the contribution of Management and Trust to the Westwood Group as a reorganization of entities under common control at historical cost.

Also on December 14, 2001, the Company sold 1,065 shares of the Westwood Group's common stock, constituting 19.8% of the Westwood Group's outstanding common stock, to five of the Westwood Group's executive officers for a cash consideration of $4,093,000, a price premised upon an understanding reached in October 2001 that the Company would sell the shares of Westwood Group common stock based on their value at September 30, 2001, after applying appropriate valuation discounts. The shares sold to management will not be distributed in the spin-off. The difference between the book value of the minority interest and the purchase price at the date the sale was recorded by the Company as an increase of $518,000 to its additional paid-in capital.

The Westwood Group loaned the executive officers $4,093,000 on a full-recourse basis, evidenced by notes secured by the stock, payable in nine years bearing interest at 3.93%. Because the notes are receivable in connection with the sale of the Westwood Group's common stock, they were recorded at their fair value of $3,536,000 as an offset to stockholders' equity. The difference between the face amount of the notes and their fair value is due to the difference between the stated interest rate and an estimated market interest rate of 6.0%.

The difference between the fair value for financial reporting purposes of the stock on December 14, 2001, $7,512,000 and the fair value of the note, $3,536,000, was recorded as an equity-based compensation charge of $3,976,000. The difference between the value of the stock, $7,512,000, and the cash consideration paid to the Company of $4,093,000, is an expense incurred by the Company for the Westwood Group and is reflected as an equity-based compensation expense with the offset as a contribution to the Westwood Group's additional paid-in capital. On a consolidated basis, 80.18% of this charge, or $2,741,000, is reflected in the Company's stockholders' equity as additional paid-in capital. The remainder of the equity-based compensation expense is the difference between the face and fair value of the notes, $557,000.

The difference between the $4,093,000 paid for the stock and the fair value of the stock for financial reporting purposes on December 14, 2001, is attributable to changes in assets under management and the common stock prices of comparable public companies between September 30, 2001 and December 14, 2001. The amount of assets under management, which is a factor in determining the Westwood Group's revenues, and the common stock prices of comparable public companies are significant considerations in estimating the Westwood Group's value. In addition, the $4,093,000 valuation included a 35% discount for lack of marketability. For financial accounting purposes, no discount for lack of marketability was recorded, which accounts for $2,204,000 of the difference between $7,512,000 and $4,093,000.

If the spin-off has not occurred within nine months of the original stock purchase, December 14, 2001, the Company has a 30-day call and the members of the Westwood Group's management each have a 30-day put to resell to the Company all of the shares of Westwood Group's shares at a price equal to their fair market value at that time based on a re-appraisal as of the date of the first notice to exercise either the call or the put options. Alternately, if prior to the nine-month term, the Company publicly announces its intent not to proceed with the spin-off, then the ability to exercise the call and put options will commence on the later of either the public announcement or six months and one day after the original stock purchase. The resale must be completed within 60 days following the date of exercise. The notes between the Westwood Group and members of management would concurrently be accelerated with any put or call exercise.

SFAS No. 133. The adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") in the first quarter of fiscal 2001 created a non-cash earnings impact in the first quarters of both fiscal 2002 and 2001. SFAS No. 133 is applicable to the Company's 5% Exchangeable Subordinated Notes, issued in the form of DARTS(SM) (or, "Derivative Adjustable Ratio Securities(SM)"). The DARTS contain an equity-based derivative designed to hedge changes in fair value of the Company's investment in Knight Trading Group, Inc. ("Knight") common stock. The embedded derivative has been designated as a fair value hedge of the Company's investment in Knight shares.

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

For the three- and six-month periods ended December 31, 2001, the Company recognized a gain of $27,000 and a loss of $123,000, respectively, in the consolidated statements of income and comprehensive income (loss), representing the change in the time value of money in the embedded derivative. In the three- and six-month periods ended December 31, 2000, the Company recognized losses of $2,831,000 and $1,994,000, respectively. Under SFAS No. 133, the related change in the time value of money in the embedded derivative and the changes in the fair value of the embedded derivative, along with the change in fair value of the hedged Knight shares, will be calculated on a quarterly basis and recognized in the consolidated statements of income and comprehensive income (loss) until such time as the fair value hedge ceases to exist.

In December 2000, the Company repurchased and retired 640,782 Notes. A like number of Knight shares were released from the hedging provisions of SFAS No.
133. Upon final disposition of these previously hedged shares of Knight stock, the Company will recognize a non-cash gain of approximately $23.50 per share, net of tax, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000). The Company disposed of 126,000 shares and 326,000 shares of this previously hedged stock in the three- and six-month periods ended December 31, 2001, respectively. Therefore, non-cash gains of $4,555,000 and $11,786,000 on the sale of stock were recorded in net gains from principal transactions in the accompanying consolidated statements of income and comprehensive income (loss). These non-cash gains were reclassified from accumulated other comprehensive income net of tax of ($1,594,000) and ($4,125,000) for the three- and six-month periods ended December 31, 2001. There were no such gains in fiscal 2001.

Sale of First Consumer Credit. In October 2001, First Savings Bank, FSB ("FSB" or the "Bank") sold its interest in its minority-owned subsidiary First Consumer Credit, LLC ("First Consumer"), receiving $1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. ("USHS"), a company publicly traded on NASDAQ. The shares of USHS were dividended to the Parent and were recorded at fair market value. FSB recorded a gain of approximately $1,163,000 on the sale of First Consumer.

Net Income from Operating Activities. A calculation of the Company's brokerage, asset management and banking income, excluding the aforementioned items for the fiscal 2002 and 2001 follows (in thousands):

                                                           Three months ended             Six months ended
                                                        fiscal 2002    fiscal 2001   fiscal 2002    fiscal 2001
                                                      -----------------------------------------------------------
Net income                                                 $  1,379      $  5,229      $   3,707      $ 10,573
  SFAS No. 133:
     Non-cash gain on sale of Knight stock released
       from hedge under SFAS No. 133, net of tax             (2,961)           --         (7,661)           --

     Cumulative effect of a change in accounting
       principal, net of tax                                     --            --             --         2,874

     Loss (gain) on hedging activities, net of tax              (18)        1,840             80         1,296

  Westwood Group spin-off:

     Compensation charge, net of minority interest            2,741            --          2,741            --

     Loan discount, net of tax and minority interest            290            --            290            --

  Gain on sale of First Consumer, net of tax                   (780)           --           (780)           --
                                                      -----------------------------------------------------------
                                                           $    651      $  7,069      $  (1,623)     $ 14,743
                                                      ===========================================================

After adjusting for the items mentioned above, net income decreased $6,418,000, or 91%, and $16,366,000, or 111%, in the three- and six-month periods ended December 31, 2001 over the comparable prior year periods. These decreases are attributed to reduced margin and stock loan balances and tightened margins and reduced volume in the clearing business. Additionally, the Company's operations were impacted by the closure of the U.S. financial markets in the wake of the tragedies of September 11. There were 123 trade days in the first half of fiscal 2002 versus 126 trade days in the first half of fiscal 2001.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three- and six-month periods ended December 31, 2001 and 2000 (dollars in thousands):

                                                            Three months ended           Six months ended
                                                            Amount      Percent        Amount      Percent
                                                         --------------------------  ------------------------
Net revenues:
    Net revenues from clearing operations                  $  (2,935)       (24%)     $ (10,902)       (40%)
    Commissions                                                4,530         29%          4,951         16%
    Net interest                                              (6,063)       (29%)       (13,490)       (31%)
    Investment banking, advisory and administrative fees       2,085         24%          2,554         14%
    Net gains on principal transactions                        1,457         12%          4,644         23%
    Other                                                     (4,535)       (48%)        (7,509)       (47%)
                                                         -------------------------  -------------------------
                                                           $  (5,461)        (7%)     $ (19,752)       (13%)
                                                         -------------------------  -------------------------

                                                             Three months ended          Six months ended
                                                             Amount      Percent        Amount      Percent
                                                         --------------------------  -------------------------
Operating expenses:
    Commissions and other employee compensation             $     447          1%      $  (3,036)        (4%)
    Occupancy, equipment and computer service costs             4,693         55%          6,561         40%
    Communications                                                967         25%          1,746         23%
    Floor brokerage and clearing organization charges             861         58%            643         20%
    Advertising and promotional                                (1,216)       (31%)        (2,058)       (27%)
    Other                                                      (6,130)       (42%)        (8,577)       (34%)
                                                         --------------------------  -------------------------
                                                                 (378)        (1%)        (4,721)        (4%)
                                                         --------------------------  -------------------------
      Income before income taxes and minority interest      $  (5,083)       (59%)     $ (15,031)       (67%)
                                                         ==========================  =========================


Net Revenues from Clearing Operations. Net revenues from clearing decreased as a result of a decrease in transaction volumes and lower clearing fees per transaction. Total transactions processed in the second quarter of fiscal 2002 decreased 6% to approximately 15.3 million from approximately 16.3 million in the second quarter of fiscal 2001. For the six-month period, transactions decreased 9% to approximately 27.1 million from 29.8 million in the same period of the prior year. Margin pressure impacted net clearing revenues in the three- and six-month periods ended December 31, 2001 as average revenue per trade declined to $.61 for both periods from $.76 and $.93 for the three- and six-month periods ended December 31, 2000, respectively. Trade volume was reduced due to fewer trading days in the first half of fiscal 2002 as well as general market conditions. The newly acquired MJK clearing business added approximately 300,000 transactions and $1.2 million in clearing revenue in the second quarter of fiscal 2002.

Commissions. In the three- and six-month periods ended December 31, 2001, commission revenue increased. This increase comes despite fewer trading days in the first half of fiscal 2002 over the first half of fiscal 2001. Increased commissions generated by the Company's fixed income, institutional sales and program trading departments were offset by decreased commissions from the SWS Financial Services, Inc. ("SWSFS") independent contractor network and Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line brokerage subsidiary. Although MDB commissions decreased, core accounts at MDB increased 9% to 23,044 at December 31, 2001 from 21,055 at December 31, 2000. May, acquired in February 2001, generated $1 million and $2.1 million in commissions in the first three- and six-month periods of fiscal 2002, respectively. Commission revenue by type of representative is as follows (dollars in thousands):

                                         December 31, 2001                        December 31, 2000
                              ----------------------------------------  --------------------------------------
                               Three months      Six months    No.       Three months     Six months   No.
                                  ended            ended      of reps       ended           ended     of reps
                              ----------------------------------------  --------------------------------------
SWS, Inc. brokers                 $ 10,788         $ 19,355      124        $  7,891       $ 15,370      104
Independent contractors              4,591            8,871      403           5,272         11,057      473
Other                                4,656            7,894                    2,342          4,742
                              --------------- ----------------          --------------- --------------
                                  $ 20,035         $ 36,120                 $ 15,505       $ 31,169
                              =============== ================          =============== ==============

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

The components of interest earnings are as follows (in thousands) for the three- and six-month periods ended December 31, 2001 and 2000:

                                             Three months ended             Six months ended
                                        fiscal 2002     fiscal 2001   fiscal 2002     fiscal 2001
                                        ---------------------------   ---------------------------
    Interest revenue:
       Customer margin accounts          $   8,982        $  15,045    $  15,698        $  32,669
       Assets segregated for
         regulatory purposes                 1,987            4,537        5,218            8,839
       Stock borrowed                        8,435           33,942       24,229           74,056
       Loans                                10,538           10,972       22,264           22,355
       Other                                 1,962            3,004        4,125            6,146
                                        ---------------------------   ---------------------------
                                         $  31,904        $  67,500    $  71,534        $ 144,065
                                        ---------------------------   ---------------------------
    Interest expense:
       Customer funds on deposit         $   4,146        $  10,839    $   9,104        $  23,988
       Stock loaned                          6,454           30,495       20,123           65,580
       Deposits                              3,829            4,497        8,321            8,667
       Other                                 2,778              909        4,203            2,557
                                        ---------------------------   ---------------------------
                                            17,207           46,740       41,751          100,792
                                        ---------------------------   ---------------------------
               Net interest              $  14,697        $  20,760    $  29,783        $  43,273
                                        ===========================   ===========================

Brokerage Group. For both the three- and six-month periods ended December 31, 2001, net interest income accounted for 12% of the Company's net revenue versus 20% and 22% for the three- and six-month periods ended December 31, 2000. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

                                                  Three months ended                Six months ended
                                           fiscal 2002     fiscal 2001      fiscal 2002     fiscal 2001
                                          --------------------------------------------------------------
   Average interest-earning assets:
     Customer margin balances              $   606,000     $    642,000      $  499,000       $  698,000
     Stock borrowed                          1,911,000        2,566,000       1,974,000        2,801,000
   Average interest-bearing liabilities:
     Customer funds on deposit                 869,000          776,000         769,000          866,000
     Stock loaned                            1,863,000        2,561,000       1,950,000        2,802,000

Average margin balances for the second quarter of fiscal 2002 are higher than for the six-month period ended December 31, 2001 due to an average of $274 million in margin accounts acquired from MJK. Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and competitive factors. Spreads on securities lending transactions are influenced by the types of securities borrowed or loaned, market conditions and counter-party risk.

Banking Group. Net interest revenue generated by the Bank accounted for approximately 8% and 10% of net revenue for the three- and six-month periods ended December 31, 2001 and 6% for both the three- and six-month periods ended December 31, 2000. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

The following table sets forth an analysis of the Bank's net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended December 31, 2001 and 2000 (dollars in thousands):

                                                                          Three months ended
                                                      fiscal 2002                      fiscal 2001
                                            ------------------------------------------------------------------

                                                           Interest                         Interest
                                               Average     Income/    Yield/     Average     Income/   Yield/
                                               Balance     Expense     Rate      Balance     Expense    Rate
                                            --------------------------------- --------------------------------
Assets:
  Interest-earning assets:
    Real estate - mortgage                       $ 170,493    $  3,229    7.6%     $  84,909   $  2,643   12.5%
    Real estate - construction                     123,499       2,087    6.8%        94,026      2,688   11.4%
    Commercial                                     114,416       2,656    9.3%        88,768      2,980   13.4%
    Individual                                      31,456       1,838   23.4%        24,061      1,545   25.7%
    Land                                            38,294         728    7.6%        37,871      1,116   11.8%
    Investments                                     10,045         148    5.9%        12,252        187    6.1%
                                                 ---------------------             --------------------
                                                   488,203    $ 10,686    8.8%       341,887   $ 11,159   13.1%
  Noninterest-earning assets:
    Cash and due from banks                          3,111                             3,813
    Other assets                                    12,686                             6,735
                                                 ---------                         ---------
                                                 $ 504,000                         $ 352,435
                                                 =========                         =========

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Certificates of deposit                      $ 278,258    $  3,705    5.3%     $ 260,514   $  4,324    6.6%
    Money market accounts                           16,216          89    2.2%        12,211        140    4.6%
    Interest-bearing demand accounts                 6,775          32    1.9%         3,431         29    3.4%
    Savings accounts                                   723           3    1.7%           531          4    3.0%
    Federal Home Loan Bank ("FHLB") advances       128,959         934    2.9%        15,171        247    6.5%
    Notes payable                                      672          34   20.2%         2,733         57    8.3%
                                                 ---------------------             --------------------
                                                   431,603       4,797    4.4%       294,591      4,801    6.5%
  Noninterest-bearing liabilities:
    Non interest-bearing demand accounts            18,815                            13,420
    Other liabilities                                9,938                             8,469
                                                 ---------                         ---------
                                                   460,356                           316,480
    Stockholders' equity                            43,644                            35,955
                                                 ---------                         ---------
                                                 $ 504,000                         $ 352,435
                                                 =========                         =========

                                                              --------                         --------
    Net interest income                                       $  5,889                         $  6,358
                                                              ========                         ========
    Net yield on interest-earning assets                                  4.8%                             7.4%
                                                                        =====                            =====

The following table sets forth an analysis of the Bank's net interest income by each major category of interest-earning assets and interest-bearing liabilities for the six-month periods ended December 31, 2001 and 2000 (dollars in thousands):

                                                                           Six months ended
                                                             fiscal 2002                      fiscal 2001
                                                   ------------------------------------------------------------------
                                                                 Interest                         Interest
                                                      Average     Income/    Yield/     Average     Income/   Yield/
                                                      Balance     Expense     Rate      Balance     Expense    Rate
                                                   --------------------------------- --------------------------------
     Assets:
       Interest-earning assets:
         Real estate - mortgage                       $ 162,584     $  6,838    8.4%    $  91,074   $  5,670   12.5%
         Real estate - construction                     121,243        4,577    7.6%       90,361      5,218   11.6%
         Commercial                                     110,094        5,622   10.2%       84,061      5,539   13.2%
         Individual                                      31,574        3,691   23.4%       25,022      3,670   29.3%
         Land                                            37,686        1,536    8.2%       37,995      2,258   11.9%
         Investments                                      9,716          245    5.0%       11,472        372    6.5%
                                                   -------------------------         ------------------------
                                                        472,897     $ 22,509    9.5%      339,985   $ 22,727   13.4%
       Noninterest-earning assets:
         Cash and due from banks                          2,696                             3,932
         Other assets                                    12,350                             7,002
                                                   -------------                     -------------
                                                      $ 487,943                         $ 350,919
                                                   =============                     =============


     Liabilities and Stockholders' Equity:
      Interest-bearing liabilities:
         Certificates of deposit                      $ 284,210     $  8,012    5.6%    $ 254,041   $  8,334    6.6%
         Money market accounts                           16,667          228    2.7%       12,182        279    4.6%
         Interest-bearing demand accounts                 6,435           75    2.3%        2,969         47    3.2%
         Savings accounts                                   682            6    1.8%          514          7    2.7%
         FHLB advances                                  107,957        1,850    3.4%       24,338        810    6.7%
         Notes payable                                    1,302           86   13.2%        2,025        168   16.6%
                                                   -------------------------         ------------------------
                                                        417,253       10,257    4.9%      296,069      9,645    6.5%
       Noninterest-bearing liabilities:
         Non interest-bearing demand accounts            18,288                            13,116
         Other liabilities                                9,812                             7,174
                                                   -------------                     -------------
                                                        445,353                           316,359
         Stockholders' equity                            42,590                            34,560
                                                   -------------                     -------------
                                                      $ 487,943                         $ 350,919
                                                   =============                     =============

                                                                ------------                      -----------
         Net interest income                                        $ 12,252                        $ 13,082
                                                                ============                      ===========
         Net yield on interest-earning assets                                   5.2%                            7.7%
                                                                            ========                         ========

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the investment and loan portfolios and deposits affect the spreads earned by FSB. For the three- and six-month periods ended December 31, 2001, net interest revenue has decreased over the prior year despite higher loan balances. Although average loan balances have increased, the decline in interest rates in the second quarter has reduced spreads at the Bank, causing a decline in net interest revenue in the three- and six-month periods ended December 31, 2001.

The following table sets forth a summary of the changes in the Bank's interest earned and interest paid resulting from changes in volume and rate for the three- and six-month periods ended December 31, 2001 and 2000 (dollars in thousands):

                                           Three months ended                                   Six months ended
                                          fiscal 2002 vs. 2001                                fiscal 2002 vs. 2001
                            -------------------------------------------------  --------------------------------------------------
                               Total              Atributed to                    Total                Attributed to
                                        -------------------------------------              --------------------------------------
                               Change      Volume       Rate         Mix          Change      Volume        Rate         Mix
                            -------------------------------------------------  --------------------------------------------------
Interest income:
 Real estate - mortgage      $      586   $   2,664    $ (1,035)    $(1,043)    $    1,168      $ 4,452    $ (1,793)    $(1,491)
 Real estate - construction        (602)        843      (1,100)       (345)          (642)       1,785      (1,816)       (611)
 Commercial                        (324)        861        (919)       (266)            84        1,713      (1,252)       (377)
 Individual                         294         474        (138)        (42)            22          941        (744)       (175)
 Land                              (387)         13        (396)         (4)          (721)         (18)       (707)          4
 Investments                        (40)        (26)        (12)         (2)          (129)         (53)        (76)         --
                            -------------------------------------------------  --------------------------------------------------
                             $     (473)  $   4,829    $ (3,600)    $(1,702)    $     (218)     $ 8,820    $ (6,388)    $(2,650)
                            -------------------------------------------------  --------------------------------------------------
Interest expense:
 Certificates of deposit     $     (619)  $     294    $   (855)    $   (58)    $     (322)     $   984    $ (1,190)    $  (116)
 Money market accounts              (51)         46         (73)        (24)           (51)         103        (113)        (41)
 Interest-bearing demand
  accounts                            3          29         (13)        (13)            27           55         (14)        (14)
 Savings accounts                    (1)          1          (1)         (1)            (1)           2          (2)         (1)
 Federal Home Loan Bank
  advances                          687       1,806         (56)     (1,063)         1,041        2,709        (235)     (1,433)
 Notes payable                      (23)        (43)         81         (61)           (82)           9           5         (96)
                            -------------------------------------------------  --------------------------------------------------
                                     (4)      2,133        (917)     (1,220)           612        3,862      (1,549)     (1,701)
                            -------------------------------------------------  --------------------------------------------------
      Net interest income
        (expense)            $     (469)  $   2,696    $ (2,683)    $  (482)    $     (830)     $ 4,958    $ (4,839)    $  (949)
                            =================================================  ==================================================

Investment Banking, Advisory and Administrative fees. Fees for the three- and six-month periods ended December 31, 2001 have increased over the comparable prior year periods primarily due growth in the Westwood Group. Average assets under management have increased to $4 billion from $3.5 billion in the second quarters of fiscal 2002 and 2001, respectively, and to $3.8 billion from $3.3 billion in the first half of fiscal 2002 and 2001, respectively. Also contributing to the increase were increased revenues from municipal financings and money market fees from the MJK business.

Net Gains on Principal Transactions. For the three- and six-month periods ended December 31, 2001, net gains on principal transactions includes $1.5 million and $3.7 million, respectively, of gains realized on the sale of Knight common stock to fund MDB's advertising commitments. Likewise, $2.4 million and $5.3 million, respectively, represent the sales to fund MDB's advertising for the three - and six-month periods ended December 31, 2000. Net gains also include the previously mentioned $4.6 million and $11.8 million gains related to SFAS No. 133 in the three - and six-month periods ended December 31, 2001, respectively.

Excluding these gains, net gains on principal transactions from the Company's trading operations were $7.8 million and $9.6 million for the three- and six-month periods ended December 31, 2001, respectively, and $10 million and $15.1 million for the three- and six-month periods ended December 31, 2000, respectively. The decrease is attributed to a weakened trading environment in the equity markets in the first half of fiscal 2002. Fewer trading days as a result of the closure of the U.S. financial markets following September 11, also impacted the six-month results.

Coverage from market making activities has increased to 936 over-the-counter securities and 590 exchange-listed securities from 679 over-the-counter securities and 471 listed securities. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Other Revenue. Other revenue decreased due to a one-time gain in the second quarter of fiscal 2001. The Company received a $3.8 million distribution of earnings from JAWS Trading LLC, a designated primary market maker on the Chicago Board Options Exchange. The Company no longer owns the investment in JAWS Trading LLC.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. Excluding the previously mentioned $4 million in non-cash compensation charges incurred by the Westwood Group as a result of the announced spin-off, compensation expense decreased $3.6 million and $7 million in the three- and six-month periods ended December 31, 2001 over the comparable prior year periods.

The decrease in compensation was principally due to decreased commissions and benefits paid to revenue-producing employees generating lower levels of operating income and due to the decrease in headcount in both operations and information technology areas. Additionally, accruals for profit sharing and incentive compensation decreased over the prior year due to the operating performance of the Company. The number of full-time employees also decreased to 1,092 at December 31, 2001 compared to 1,119 at December 31, 2000.

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased for both the three- and six-month periods ended December 31, 2000 over the same period of the prior year due to the cost of operating the former MJK systems at Clearing.

Communications. The increase in communications expense for both the three- and six-month periods ended December 31, 2001 is due to the expansion of the equity trading division. The Company opened a new equity trading office in Brighton, MI early in fiscal 2002.

Floor Brokerage. The additional clearing business acquired from MJK resulted in increased floor brokerage expense during for both the three- and six-month periods ended December 31, 2001.

Advertising and Promotional. Advertising and promotional expense decreased with the completion of the MDB ad campaign in the second quarter of fiscal 2002. The Company sold 126,000 shares and 326,000 shares of Knight common stock to offset these advertising commitments in the three- and six-month periods ended December 31, 2001 (see Net Gains on Principal Transactions).

Other Expense. Other expense decreased due to reduced use of contract labor and professional consulting services in the Dallas operations and information systems areas in the three- and six-month periods ended December 31, 2001 over the comparable period of the prior year, as well a reduction in legal and professional service fees. Additionally, the second quarter of the prior fiscal year included approximately $3 million in non-cash charges related to the repurchase of a portion of the Company's DART obligations. Offsetting these decreases is an increase in contract labor related to processing the MJK business in Minneapolis, MN.

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

Loans receivable at December 31, 2001 and June 29, 2001 are summarized as follows (in thousands):

                                        December           June
                                      ------------------------------

      Real estate - mortgage             $ 198,582        $ 187,967
      Real estate - construction           126,497          126,771
      Commercial                           108,387           92,855
      Individuals                           29,297           31,982
      Land                                  37,546           35,399
                                      -------------    -------------
                                         $ 500,309        $ 474,974
                                      =============    =============


The following table shows the expected life of certain loans at December 31, 2001, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

                                                        1 year         1-5            Over 5
                                                       or less        years           years           Total
                                                   -------------------------------------------- --------------
         Commercial                                    $  26,415      $ 28,459        $ 53,513      $ 108,387
         Real estate - construction                      124,559           549           1,389        126,497
                                                   -------------------------------------------- --------------
              Total                                    $ 150,974      $ 29,008        $ 54,902      $ 234,884
                                                   ============================================ ==============
         Amount of loans based upon:
            Fixed interest rates                       $   3,082      $  8,829        $ 29,283      $  41,194
            Floating or adjustable interest rates        148,050        20,124          25,516        193,690
                                                   -------------------------------------------- --------------
              Total                                    $ 151,132      $ 28,953        $ 54,799      $ 234,884
                                                   ============================================ ==============

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of December 31, 2001 and June 29, 2001 are as follows (dollars in thousands):

                                                December          June
                                               -----------------------------
      Loans accounted for on a non-accrual
        basis                                      $ 5,250         $ 4,084
                                               =============    ============
      Non-performing loans as a percentage
        of total loans                                 1.0%            0.9%
                                               =============    ============
      Loans past due 90 days or more, not
        included above                              $  588          $  608
                                               =============    ============
      Troubled debt restructurings                  $  976          $  446
                                               =============    ============

An analysis of the allowance for possible loan losses for the three- and six-month periods ended December 31, 2001 and 2000 is as follows (dollars in thousands):

                                                   Three months ended                 Six months ended
                                              fiscal 2002      fiscal 2001      fiscal 2002      fiscal 2001
                                              ---------------------------------------------------------------
      Balance at beginning of period              $ 3,370          $ 2,650          $ 3,280          $ 3,699
        Charge-offs:
            Commercial                                  3               --                3               --
            Real estate - mortgage                     29               13               29               18
            Individuals                               305              296              665            1,894
                                                  --------         --------         --------         --------
                                                      337              309              697            1,912
        Recoveries:
            Real estate - mortgage                     --                2               --                3
            Individuals                               125              176              280              200
                                                  --------         --------         --------         --------
                                                      125              178              280              203
                                                  --------         --------         --------         --------
        Net charge-offs                              (212)            (131)            (417)          (1,709)
        Additions charged to operations               287              259              582              788
                                                  --------         --------         --------         --------
      Balance at end of period                    $ 3,445          $ 2,778          $ 3,445          $ 2,778
                                                  ========         ========         ========         ========
      Ratio of net charge-offs during the
        period to average loans outstanding
        during the period                            0.04%            0.04%            0.09%            0.52%
                                                  ========         ========         ========         ========

The allowance for possible loan losses is applicable to the following types of loans as of December 31, 2001 and June 29, 2001 (dollars in thousands):

                                            December                    June
                                      ----------------------    ----------------------
                                                     Percent                  Percent
                                                    of loans                 of loans
                                                    to total                 to total
                                         Amount      loans         Amount      loans
                                      ------------------------------------------------
      Commercial                         $   544       21.7%       $   462       19.6%
      Real estate - construction           1,101       25.3            837       26.7
      Real estate - mortgage                 766       39.7            439       39.6
      Individuals                            704        5.9            797        6.7
      Land                                   330        7.4            250        7.4
      Unallocated                             --         --            495         --
                                      ----------------------    ----------------------
                                         $ 3,445      100.0%       $ 3,280      100.0%
                                      ======================    ======================


Deposits. Average deposits and the average interest rate paid on the deposits for the three- and six-month periods ended December 31, 2001 and 2000 can be found in the discussion of the Banking Group's Net Interest Income.

Certificates of deposit of $100,000 or greater were $152,295,000 and $114,538,000 at December 31, 2001 and June 29, 2001, respectively.

Advances from Federal Home Loan Bank. The Bank finances its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 2-7 days, during the three- and six-month periods ended December 31, 2001 and 2000 (dollars in thousands):

                                          Three months ended                                   Six months ended
                                 fiscal 2002              fiscal 2001              fiscal 2002               fiscal 2001
                             ---------------------    ---------------------    ---------------------     --------------------
                                           Interest                  Interest                 Interest                  Interest
                               Amount       Rate         Amount       Rate       Amount        Rate         Amount       Rate
                             --------------------------------------------------------------------------------------------------
At end of period              $ 116,000       2.1  %    $ 19,500       6.6  %   $ 116,000       2.1  %     $ 19,500      6.6  %
Average during period           114,864       2.5  %       5,162       6.3  %      94,919       3.7  %       14,900      6.5  %
Maximum month-end balance
  during period                 144,000        --         19,500        --        144,000        --          48,100       --



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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $360,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 31, 2001, there was $153,050,000 outstanding under these secured arrangements which were fully collateralized by client securities valued at $216,456,000, firm securities valued at $55,401,000 and non-client securities valued at $20,712,000.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, all of which was outstanding at December 31, 2001.

The Company has an irrevocable letter of credit agreement aggregating $55,000,000 at December 31, 2001 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $115,910,000 at December 31, 2001. The Company also has an unsecured letter of credit agreement aggregating $4,595,000 at December 31, 2001 pledged to support its open positions with a securities clearing organization. The unsecured letter of credit bears interest at the prime rate plus 3%, if drawn, and is renewable semi-annually.

The Company has issued $57.5 million of Notes due June 30, 2004. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, which are in the form of DARTSSM (or, "Derivative Adjustable Ratio SecuritiesSM"), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes' maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Notes' issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At December 31, 2001, the Company had

373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $8.8 million on the consolidated statements of financial condition at December 31, 2001.

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

Cash Flow. Net cash used in operating activities during the six-month period ended December 31, 2001 was $179,205,000. The use of cash is primarily attributable to the increase in assets segregated for regulatory purposes and the net change in the receivable from brokers, dealers and clearing organizations.


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

In accordance with the Securities and Exchange Commission's risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased which are in the Company's trading portfolio, as well as marketable equity securities in the Company's available-for-sale portfolio, which are subject to interest rate and equity price risk (in thousands):

                                                                          Years to Maturity
                                                  1 or less      1 to 5        5 to 10      Over 10        Total
-----------------------------------------------------------------------------------------------------------------
 Trading securities, at fair value
    Municipal obligations                         $   (96)      $  7,789       $  4,994    $ 21,898     $  34,585
    U.S. Government and Government agency
      obligations                                   10,418         2,617            433         283        13,751
    Corporate obligations                            1,131         4,907          4,568      11,389        21,995
                                                  ---------------------------------------------------------------
      Total debt securities                         11,453        15,313          9,995      33,570        70,331
    Corporate equity                                    --            --             --       8,454         8,454
    Funds & trusts                                  27,261            --             --          --        27,261
                                                  ---------------------------------------------------------------
                                                  $ 38,714      $ 15,313       $  9,995    $ 42,024     $ 106,046
                                                  ===============================================================

 Weighted average yield
    Municipal obligations                              3.0%          3.2%           4.4%        4.4%          4.1%
    U.S. Government and Government agency
      obligations                                      2.3%          4.3%           5.7%        6.7%          3.7%
    Corporate obligations                              9.5%          6.0%           8.3%       10.1%          8.8%

 Available-for-sale securities, at fair value
    Marketable equity securities                  $     --      $     --       $     --    $  8,131     $   8,131
                                                  ===============================================================


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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None Reportable.

Item 2.  Changes in Securities and Use of Proceeds

None Reportable.

Item 3.  Defaults upon Senior Securities

None Reportable.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 7, 2001. The following directors were elected at the meeting:

         Nominees                  For            Withheld
     --------------------------------------------------------

     Don A. Buchholz            14,810,496            33,701
     David Glatstein            14,390,465           454,032
     Brodie L. Cobb             14,816,776            27,421
     J. Jan Collmer             14,816,583            27,614
     R. Jan LeCroy              14,814,456            29,741
     Frederick R. Meyer         14,815,886            28,311
     Jon L. Mosle, Jr.          14,815,886            28,311


There were no abstentions.

There was one other matter on which the shareholders voted:

                                                                For          Against      Abstain       Not Voted
                                                          -------------------------------------------------------
  To amend the Company's certificate of incorporation
    changing the Company's name to SWS Group, Inc.           14,617,509       211,385       15,302             1

Item 5.  Other Information

None Reportable (Per Instructions to Form 10-Q)

Item 6.  Exhibits and Reports on Form 8-K

On December 20, 2001, the Company filed a Report on Form 8-K to report a change in the Company's certifying public accountant. The Company has engaged PricewaterhouseCoopers LLP as its independent auditors, replacing KPMG LLP.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SWS Group, Inc.
                                      ------------------------------------------
                                      (Registrant)


February 14, 2002                     /s/ Don Buchholz
-------------------------             ------------------------------------------
Date                                  (Signature)
                                      Don Buchholz
                                      Chief Executive Officer
                                      (Principal Executive Officer)


February 14, 2002                     /s/ Stacy M. Hodges
-------------------------             ------------------------------------------
Date                                  (Signature)
                                      Stacy M. Hodges
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer)


February 14, 2002                     /s/ Laura Leventhal
-------------------------             ------------------------------------------
Date                                  (Signature)
                                      Laura Leventhal
                                      Controller
                                      (Principal Accounting Officer)