Form 10-Q
period 2002-03-28
SOUTHWEST SECURITIES GROUP INC
filed 2002-05-09
CIK 878520

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2002

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

                                   Yes [X] No

As of April 26, 2002, there were 17,236,446 shares of the registrant's common stock, $.10 par value, outstanding.

                        SWS GROUP, INC. AND SUBSIDIARIES

                                      Index



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition
    March 28, 2002 (unaudited) and June 29, 2001

   Consolidated Statements of Income and Comprehensive Income (Loss)
    For the three and nine months ended March 28, 2002 and March 30, 2001 (unaudited)

   Consolidated Statements of Cash Flows
    For the nine months ended March 28, 2002 and March 30, 2001 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                        SWS GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                        March 28, 2002 and June 29, 2001
               (In thousands, except par values and share amounts)

                                                                                        March          June
                                                                                     (unaudited)
                                                                                     -----------    -----------
                                     Assets
Cash                                                                                 $    21,346    $    31,224
Assets segregated for regulatory purposes                                                439,733        362,071
Marketable equity securities available for sale                                            5,220          9,687
Receivable from brokers, dealers and clearing organizations                            1,952,408      2,221,253
Receivable from clients, net                                                             592,908        437,620
Loans held for sale, net                                                                 118,007        155,025
Loans, net                                                                               348,826        319,949
Securities owned, at market value                                                        116,834        146,074
Other assets                                                                             105,832        101,854
                                                                                     -----------    -----------
                                                                                     $ 3,701,114    $ 3,784,757
                                                                                     ===========    ===========

                      Liabilities and Stockholders' Equity
Short-term borrowings                                                                $   169,050    $        --
Payable to brokers, dealers and clearing organizations                                 1,909,599      2,233,207
Payable to clients                                                                       760,842        657,955
Deposits                                                                                 291,147        336,281
Securities sold, not yet purchased, at market value                                       19,994         28,650
Drafts payable                                                                            29,941         29,620
Advances from Federal Home Loan Bank                                                     155,400        113,477
Other liabilities                                                                         66,219         74,831
Exchangeable subordinated notes                                                            7,473          8,568
                                                                                     -----------    -----------
                                                                                       3,409,665      3,482,589

Minority interest in consolidated subsidiaries                                             1,779          2,729

Stockholders' equity:
   Preferred stock of $1.00 par value.  Authorized 100,000 shares; none issued                --             --
   Common stock of $.10 par value.  Authorized 60,000,000 shares, issued
        17,588,027 and outstanding 17,230,566 shares at March 28, 2002; issued
        17,509,771 and outstanding 17,247,914 shares at June 29, 2001                      1,758          1,751
   Additional paid-in capital                                                            257,475        252,225
   Retained earnings                                                                      20,559         21,269
   Accumulated other comprehensive income - unrealized holding gain, net of tax
        of $8,090 at March 28, 2002 and $15,075 at June 29, 2001                          15,024         27,997
   Deferred compensation, net                                                              1,434          1,141
   Treasury stock (357,461 shares at March 28, 2002 and 261,857 shares at June 29,
       2001, at cost)                                                                     (6,580)        (4,944)
                                                                                     -----------    -----------
           Total stockholders' equity                                                    289,670        299,439
Commitments and contingencies
                                                                                     -----------    -----------
                                                                                     $ 3,701,114    $ 3,784,757
                                                                                     ===========    ===========



    See accompanying Notes to Consolidated Financial Statements.

                        SWS GROUP, INC. AND SUBSIDIARIES
        Consolidated Statements of Income and Comprehensive Income (Loss)
      For the three and nine months ended March 28, 2002 and March 30, 2001
               (In thousands, except per share and share amounts)
                                   (Unaudited)

                                                                       For the three months ended     For the nine months ended
                                                                      fiscal 2002     fiscal 2001     fiscal 2002     fiscal 2001
                                                                     --------------------------------------------------------------
Net revenues from clearing operations                                 $      8,247    $     11,974    $     24,931    $     39,560
Commissions                                                                 19,477          16,960          55,597          48,129
Interest                                                                    26,996          58,093          98,530         202,158
Investment banking, advisory and administrative fees                        10,352           8,722          30,651          26,467
Net gains on principal transactions (including net gains on the
  sale of Knight Trading Group, Inc. ("Knight") common stock)                8,968          11,829          34,047          32,264
Other                                                                        3,479           3,370          12,118          19,518
                                                                     --------------------------------------------------------------
                                                                            77,519         110,948         255,874         368,096
                                                                     --------------------------------------------------------------

Commissions and other employee compensation                                 32,554          36,766         103,473         110,721
Interest                                                                    12,748          39,963          54,499         140,755
Occupancy, equipment and computer service costs                             12,456           8,973          35,474          25,430
Communications                                                               5,226           4,290          14,482          11,800
Floor brokerage and clearing organization charges                            2,225           1,715           6,159           5,006
Advertising and promotional                                                  1,065           4,184           6,749          11,926
Other                                                                        8,850           9,277          25,150          34,154
                                                                     --------------------------------------------------------------
                                                                            75,124         105,168         245,986         339,792
                                                                     --------------------------------------------------------------
Income before income taxes and minority interest in consolidated
  subsidiaries                                                               2,395           5,780           9,888          28,304
Income taxes                                                                   920           1,874           4,782           9,366
                                                                     --------------------------------------------------------------
Income before minority interest in consolidated subsidiaries                 1,475           3,906           5,106          18,938
Minority interest in consolidated subsidiaries                                (428)           (349)           (352)         (1,934)
                                                                     --------------------------------------------------------------
Income before cumulative effect of a change in accounting principle          1,047           3,557           4,754          17,004
Cumulative effect of a change in accounting principle, net of tax
  of $1,548                                                                     --              --              --          (2,874)
                                                                     --------------------------------------------------------------
Net income                                                                   1,047           3,557           4,754          14,130
Other comprehensive income (loss):
    Holding gain (loss) arising during period, net of tax                   (1,482)            317            (971)        (14,752)
    Reclassification for hedging activities, net of tax                        942            (167)            862          24,118
    Reclassification adjustment for gains realized in net income
     on the sale of Knight common stock, net of tax                         (2,803)         (2,064)        (12,863)         (5,484)
                                                                     --------------------------------------------------------------
Net gain (loss) recognized in other comprehensive income (loss),
  net of tax                                                                (3,343)         (1,914)        (12,972)          3,882
                                                                     --------------------------------------------------------------
Comprehensive income (loss)                                           $     (2,296)   $      1,643    $     (8,218)   $     18,012
                                                                     ==============================================================

Earnings per share - basic
  Income before cumulative effect of a change in accounting
     principle                                                        $        .06    $        .20    $        .28    $        .97
  Cumulative effect of a change in accounting principle, net of tax             --              --              --            (.16)
                                                                     --------------------------------------------------------------
  Net income                                                          $        .06    $        .20    $        .28    $        .81
                                                                     ==============================================================
  Weighted average shares outstanding - basic                           17,225,307      17,479,065      17,208,497      17,478,261
                                                                     ==============================================================

Earnings per share - diluted
  Income before cumulative effect of a change in accounting
     principle                                                        $        .06    $        .20    $        .28    $        .96
  Cumulative effect of a change in accounting principle, net of tax             --              --              --            (.16)
                                                                     --------------------------------------------------------------
  Net income                                                          $        .06    $        .20    $        .28    $        .80
                                                                     ==============================================================
  Weighted average shares outstanding - diluted                         17,312,879      17,553,818      17,276,365      17,582,891
                                                                     ==============================================================



          See accompanying Notes to Consolidated Financial Statements.

                        SWS GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           For the nine months ended March 28, 2002 and March 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                                               Fiscal 2002         Fiscal 2001
                                                                                              ---------------    ----------------
Cash flows from operating activities:
   Net income                                                                                       $  4,754           $  14,130
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                   3,582               3,938
       Provision for doubtful accounts                                                                 1,881               2,230
       Deferred income taxes                                                                           5,912              (6,634)
       Deferred compensation expense                                                                     (59)               (478)
       Gain on sale of marketable equity securities                                                  (19,788)             (8,437)
       Gain on sale of First Consumer Credit LLC                                                      (1,163)                 --
       Compensation expense on spin-off of the Westwood Group                                          3,298                  --
       Compensation expense on stock options                                                             294                  --
       Net change in minority interest in consolidated subsidiaries                                     (414)              1,103
       Cumulative effect of change in accounting principle, net of tax                                    --               2,874
       Reclassification from other comprehensive income for SFAS No. 133                                 231               2,006
       Change in operating assets and liabilities:
         Increase in assets segregated for regulatory purposes                                       (77,662)             (5,749)
         Net change in broker, dealer and clearing organization accounts                             (54,763)            (19,160)
         Net change in client accounts                                                               (53,121)            128,157
         Net change in loans held for sale                                                            35,611             (36,900)
         Decrease (increase) in securities owned                                                      28,893             (21,857)
         Increase in other assets                                                                     (6,145)             (1,626)
         Increase (decrease) in drafts payable                                                           321              (4,375)
         Decrease in securities sold, not yet purchased                                               (8,656)             (5,037)
         Decrease in other liabilities                                                                (6,999)            (11,605)
                                                                                              ---------------    ----------------
             Net cash provided by (used in) operating activities                                    (143,993)             32,580
                                                                                              ---------------    ----------------

Cash flows from investing activities:
  Purchase of fixed assets                                                                            (4,759)             (5,601)
  Net change in loans                                                                                (30,113)            (56,959)
  Cash received from sale of First Consumer Credit LLC                                                 1,050                  --
  Cash paid for O'Connor & Company Securities, Inc., net of cash acquired                             (1,243)                 --
  Cash acquired in purchase of May, net of payment for purchase                                           --                 584
  Cash received for sale of minority interest in Westwood Holdings Group, Inc.                         4,093                  --
  Proceeds from sale of marketable equity securities                                                   4,442               8,488
                                                                                              ---------------    ----------------
             Net cash used in investing activities                                                   (26,530)            (53,488)
                                                                                              ---------------    ----------------

Cash flows from financing activities:
  Increase (decrease) in short-term borrowings, net of effect from purchase of May                   169,050             (79,255)
  Increase (decrease) in deposits                                                                    (45,134)             70,614
  Increase in advances from Federal Home Loan Bank                                                    41,923              13,866
  Payment to repurchase 5% exchangeable subordinated notes                                                --             (16,981)
  Proceeds from issuance of stock in consolidated subsidiary                                              50                 150
  Payment of cash dividends on common stock - parent                                                  (5,163)             (4,290)
  Net proceeds from exercise of stock options                                                          1,292                 386
  Proceeds related to Deferred Compensation Plan                                                         288                 593
  Purchase of treasury stock                                                                          (1,661)               (853)
                                                                                              ---------------    ----------------
             Net cash provided by (used in) financing activities                                      160,645            (15,770)
                                                                                              ---------------    ----------------

Net decrease in cash                                                                                  (9,878)            (36,678)
Cash at beginning of period                                                                           31,224              72,479
                                                                                              ---------------    ----------------
Cash at end of period                                                                               $ 21,346           $  35,801
                                                                                              ===============    ================

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

       Brokerage Group
         SWS Securities, Inc.                                  "SWS, Inc."
         SWS Financial Services, Inc.                          "SWSFS"
         Mydiscountbroker.com, Inc.                            "MDB"
         Southwest Clearing Corp.                              "Clearing"
         May Financial Corporation                             "May"
       Asset Management Group
         Westwood Holdings Group, Inc. (80.18%)                "Westwood Group"
            Westwood Management Corporation                    "Management"
            Westwood Trust                                     "Trust"
         SWS Capital Corporation                               "Capital"
         Southwest Investment Advisors, Inc.                   "Advisors"
       Banking Group
         First Savings Bank, FSB                               "FSB"
            FSBF, LLC (75%)                                    "FSBF LLC"
            FSB Financial, LTD (73.5%)                         "FSBF LTD"
            FSB Development, LLC                               "FSB Development"
       Other
         SWS Technologies Corporation                          "Technologies"

Brokerage Group. SWS, Inc. is a New York Stock Exchange ("NYSE") registered broker/dealer, and SWSFS, MDB, Clearing and May are National Association of Securities Dealers ("NASD") registered broker/dealers under the Securities Exchange Act of 1934 ("1934 Act"). O'Connor & Company Securities, Inc. ceased operation in the third quarter of fiscal 2002.

Asset Management Group. Advisors and Management are registered investment advisors under the Investment Advisors Act of 1940. Trust is chartered and regulated by the Texas Department of Banking.

In conjunction with the December 2001 announcement of the Company's intention to spin-off the Westwood Group, the Westwood Group filed its Form 10 with the Securities and Exchange Commission ("SEC") on February 8, 2002. For every four shares of the Company's common stock owned, stockholders will receive one share of the Westwood Group's common stock. The Company's Board of Directors will set a record date and a distribution date of the Westwood Group's common stock to the Company's stockholders once the SEC has completed its review of the proposed transaction.

Banking Group. FSB is a federally chartered savings association regulated by the Office of Thrift Supervision.

Consolidated Financial Statements. The interim consolidated financial statements as of March 28, 2002, and for the three- and nine-month periods ended March 28, 2002 and March 30, 2001, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 29, 2001 filed on Form 10-K. Amounts included for June 29, 2001 are from the audited consolidated financial statements as filed on Form 10-K.

All significant intercompany balances and transactions have been eliminated. Other comprehensive income (loss) for the three- and nine-month periods ended March 30, 2001 has been restated to reflect the reclassification of changes in the value of the hedged Knight stock, net of tax, of ($167,000) and $24,118,000, respectively. The amount previously reported as comprehensive loss for the three- and nine-month periods ended March 30, 2001 was $1,810,000 and ($6,106,000), respectively.

CASH FLOW REPORTING
Cash paid for interest was $58,454,000 and $143,749,000 for the nine-month periods ended March 28, 2002 and March 30, 2001, respectively. Cash paid for income taxes was $3,600,000 and $8,615,000 for the nine-month periods ended March 28, 2002 and March 30, 2001, respectively.

ASSETS SEGREGATED FOR REGULATORY PURPOSES
At March 28, 2002, the Company had U.S. Treasury securities with a market value of approximately $292,538,000, reverse repurchase agreements of approximately $130,000,000, cash of $51,000 and related accrued interest of approximately $39,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $132,623,000. The Company also had approximately $17,104,000 in reverse repurchase agreements, related accrued interest of approximately $1,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers ("PAIB") at March 28, 2002. These reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $17,450,000.

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

MARKETABLE EQUITY SECURITIES
The investments in Knight and U.S. Home Systems, Inc. ("USHS") common stock are classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders' equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at March 28, 2002 and June 29, 2001 (dollars in thousands):

                                                                           Gross          Gross
                                            Shares                       Unrealized     Unrealized       Market
                                             Held           Cost           Gains          Losses          Value
                                        -----------------------------------------------------------------------------
March 28, 2002
  Knight                                     480,184         $    62         3,367             --          $ 3,429
  USHS                                       365,723             936           855             --            1,791
                                                         ------------------------------------------------------------
   Marketable equity securities                              $   998         4,222             --          $ 5,220
                                                         ============================================================
June 29, 2001

 Marketable equity securities - Knight       906,184         $   117         9,570             --          $ 9,687
                                                         ============================================================

The "specific identification" method is used to determine the cost of marketable securities sold. In the three- and nine-month periods ended March 28, 2002, the Company sold approximately 100,000 and 426,000 shares of Knight, respectively, with proceeds from the sales totaling $710,000 and $4,442,000, respectively. Realized gains on these sales totaled approximately $697,000 and $4,387,000 for the three- and nine-month periods ended March 28, 2002, respectively. In the three- and nine-month periods ended March 30, 2001, the Company sold approximately 200,000 and 394,300 shares of Knight, respectively, with proceeds from the sales totaling $3,201,000 and $8,488,000, respectively. Realized gains on these sales totaled approximately $3,175,000 and $8,437,000 for the three- and nine-month periods ended March 30, 2001, respectively. These gains were reclassified from accumulated other comprehensive income (loss) net of tax of $244,000 and $1,535,000 for the three- and nine-month periods ended March
28, 2002, respectively, and $1,111,000 and $2,953,000 for the three- and nine-month periods ended March 30, 2001, respectively.

The holding gain (loss) arising during period presented on the consolidated statements of income and comprehensive income (loss) is shown net of tax of $770,000 and $336,000 for the three- and nine-month periods ended March 28, 2002, respectively, and ($423,000) and $7,300,000 for the three- and nine-month periods ended March 30, 2001, respectively.

As of March 28, 2002 and June 29, 2001, 373,550 shares of this stock are hedged by the Company's 5% Exchangeable Subordinated Notes ("the Notes"). In December 2000, the Company repurchased and retired 640,782 Notes. A like number of Knight shares were released from the hedging provisions of SFAS No. 133. Upon final disposition of these previously hedged shares of Knight stock, the Company will recognize a non-cash gain of approximately $23.50 per share, net of tax, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000). The Company disposed of 100,000 shares and 426,000 shares of this previously hedged stock in the three- and nine-month periods ended March 28, 2002, respectively; therefore, non-cash gains of $3,616,000 and $15,402,000 on the sale of stock were recorded in net gains from principal transactions in the accompanying consolidated statements of income and comprehensive income (loss). These non-cash gains were reclassified from accumulated other comprehensive income
(loss) on the consolidated statements of income and comprehensive income (loss) net of tax of $1,265,000 and $5,390,000 for the three- and nine-month periods ended March 28, 2002. There were no such gains in fiscal 2001.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At March 28, 2002 and June 29, 2001, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):


                                                                   March                  June
                                                             ------------------     ------------------
         Receivable
            Securities failed to deliver                       $        67,028        $        25,825
            Securities borrowed                                      1,847,955              2,162,467
            Correspondent broker/dealers                                22,205                 16,353
            Clearing organizations                                       5,026                  1,776
            Other                                                       10,194                 14,832
                                                             ------------------     ------------------
                                                               $     1,952,408        $     2,221,253
                                                             ==================     ==================

         Payable
            Securities failed to receive                       $        42,931        $        22,596
            Securities loaned                                        1,823,827              2,166,165
            Correspondent broker/dealers                                28,116                 31,660
            Other                                                       14,725                 12,786
                                                             ------------------     ------------------
                                                               $     1,909,599        $     2,233,207
                                                             ==================     ==================

LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES
Loans receivable, excluding loans held for sale, at March 28, 2002 and June 29, 2001 are summarized as follows (in thousands):

                                                                       March                   June
                                                                  -----------------      -----------------
      First mortgage loans (principally conventional):
          Real estate                                                   $  168,880             $  153,573
          Construction                                                     119,697                116,195
                                                                  -----------------      -----------------
                                                                           288,577                269,768
                                                                  -----------------      -----------------
      Consumer and other loans:
          Commercial                                                        25,033                 18,757
          Other                                                             42,275                 35,640
                                                                  -----------------      -----------------
                                                                            67,308                 54,397
                                                                  -----------------      -----------------
      Factored receivables                                                   8,639                 11,021
                                                                  -----------------      -----------------
                                                                           364,524                335,186
      Unearned income                                                      (11,783)               (11,957)
      Allowance for possible loan losses                                    (3,915)                (3,280)
                                                                  -----------------      -----------------
                                                                        $  348,826             $  319,949
                                                                  =================      =================

Impairment of loans with a recorded investment of approximately $8,435,000 and $4,084,000 at March 28, 2002 and June 29, 2001, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. An analysis of the allowance for possible loan losses for the three- and nine-month periods ended March 28, 2002 and March 30, 2001 is as follows (in thousands):

                                                        Three months ended                   Nine months ended
                                                   fiscal 2002      fiscal 2001        fiscal 2002      fiscal 2001
                                                  --------------------------------    --------------------------------

    Balance at beginning of period                  $     3,445      $     2,778         $    3,280       $     3,699
      Provision for loan losses                             580              539              1,162             1,327
      Loans charged to the allowance, net                  (110)            (129)              (527)           (1,838)
                                                  --------------------------------    --------------------------------
    Balance at end of period                        $     3,915      $     3,188         $    3,915       $     3,188
                                                  ================================    ================================


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
At March 28, 2002 and June 29, 2001, the Company held securities owned and securities sold, not yet purchased as follows (in thousands):

                                                                             March                  June
                                                                         ---------------       ---------------
      Securities owned
          Corporate equity securities                                        $    9,590            $   28,279
          Municipal obligations                                                  36,137                28,280
          U.S. Government and Government agency obligations                      17,177                26,361
          Corporate obligations                                                  33,255                40,240
          Funds and trusts                                                       20,675                22,914
                                                                         ---------------       ---------------
                                                                             $  116,834            $  146,074
                                                                         ===============       ===============
      Securities sold, not yet purchased
          Corporate equity securities                                        $    2,804            $    3,690
          Municipal obligations                                                   5,839                 2,731
          U.S. Government and Government agency obligations                       4,506                19,150
          Corporate obligations                                                   6,181                 2,904
          Commercial paper                                                          358                    --
          Funds and trusts                                                          306                   175
                                                                         ---------------       ---------------
                                                                             $   19,994            $   28,650
                                                                         ===============       ===============

At March 28, 2002, the Company has pledged firm securities valued at $315,000 in conjunction with securities lending activities.

SHORT-TERM BORROWINGS
The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 28, 2002, there was $153,050,000 outstanding under these secured arrangements which were fully collateralized by client securities valued at $207,194,000, firm securities valued at $40,144,000 and non-client securities valued at $32,569,000. There were no amounts outstanding under these secured arrangements at June 29, 2001.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, $16,000,000 of which was outstanding at March 28, 2002. There were no amounts outstanding under this line of credit at June 29, 2001.

The Company has an irrevocable letter of credit agreement aggregating $55,000,000 and $80,000,000 at March 28, 2002 and June 29, 2001, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $83,214,000 and $129,677,000 at March 28, 2002 and June 29, 2001,
respectively. The Company also has an unsecured letter of credit agreement aggregating $4,595,000 at March 28, 2002 and June 29, 2001, pledged to support its open positions with a securities clearing organization. The unsecured letter of credit bears interest at the prime rate plus 3%, if drawn, and is renewable semi-annually.

In addition to using customer securities to finance bank loans as mentioned above, the Company also pledges client securities as collateral in conjunction with the Company's securities lending activities. At March 28, 2002, the Company has approximately $711,642,000 of client securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $13,521,000 under securities loan agreements. Also, the Company has received collateral of approximately $1,847,955,000 under securities lending agreements, of which the Company has repledged approximately $1,807,406,000 at March 28, 2002.

At March 28, 2002 and June 29, 2001, the Company had no repurchase agreements outstanding.

DEPOSITS
Deposits at March 28, 2002 and June 29, 2001 are summarized as follows (dollars in thousands):

                                                                     March                              June
                                                               Amount      Percent              Amount       Percent
                                                            ------------------------         -------------------------
    Noninterest bearing demand accounts                      $  15,268          5.2 %         $   22,406          6.6 %
    Interest bearing demand accounts                            15,371          5.3                5,088          1.5
    Savings accounts                                               699          0.2                  560          0.2
    Limited access money market accounts                        13,934          4.8               14,008          4.2
    Certificates of deposit, less than $100,000                139,321         47.9              179,681         53.4
    Certificates of deposit, $100,000 and greater              106,554         36.6              114,538         34.1
                                                            ------------------------         -------------------------
                                                             $ 291,147        100.0 %         $  336,281        100.0 %
                                                            ========================         =========================

The weighted average interest rate on deposits was approximately 3.81% at March 28, 2002 and 5.5% at June 29, 2001. At March 28, 2002, scheduled maturities of certificates of deposit were as follows (in thousands):


                                  2002       2003       2004    Thereafter   Total
                                --------   --------   --------  ----------  --------
Certificates of deposit, less
  than $100,000                 $102,632   $ 16,936   $  4,779   $ 14,974   $139,321
Certificates of deposit,
  $100,000 and greater            94,236      3,909      2,623      5,786    106,554
                                --------   --------   --------   --------   --------
                                $196,868   $ 20,845   $  7,402   $ 20,760   $245,875
                                ========   ========   ========   ========   ========



ADVANCES FROM THE FEDERAL HOME LOAN BANK ("FHLB")
At March 28, 2002 and June 29, 2001, advances from the FHLB were due as follows (in thousands):

                                         March          June
                                      -----------    -----------
     Maturity:

       Due within one year             $ 142,085      $ 101,456
       Due within two years                   --          1,517
       Due within five years               3,283          3,164
       Due within seven years                551            223
       Due within ten years                3,703          1,411
       Due within twenty years             5,778          5,706
                                      -----------    -----------
                                       $ 155,400      $ 113,477
                                      ===========    ===========


Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2.0% to 7.7%, are collateralized by approximately $205,000,000 of collateral value (as defined) in qualifying first mortgage loans at March 28, 2002. At June 29, 2001, advances with interest rates from 3.9% to 7.7% were collateralized by approximately $145,116,000 of collateral value in qualifying first mortgages.


EXCHANGEABLE SUBORDINATED NOTES
The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities", as amended, effective July 1, 2000. SFAS No. 133 is applicable to the Notes due in 2004. The Company issued the Notes in June 1999 in the form of DARTS/SM/, or Derivative Adjustable Ratio Securities/SM/. As mentioned above, 373,550 DARTS, with a face value of $21.2 million, remain outstanding as of March 28, 2002 and June 29, 2001. SFAS No. 133 requires fair value recognition of the Notes' embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. Additionally, the change in the time value of the embedded equity option in the DARTS must be recognized in earnings on a quarterly basis. For the three- and nine-month periods ended March 28, 2002, the Company recognized losses of $108,000 and $231,000, respectively, for the change in the time value of the embedded equity option. The Company recognized losses of $12,000 and $2,006,000 in the three- and nine-month periods ended March 30, 2001 for the change in the time value of the embedded equity option.

Recognition of the change in fair value of the embedded derivative requires adjustment of the value of the embedded derivative on the consolidated statements of financial condition. As of March 28, 2002, the Company decreased the Notes' liability by approximately $1,341,000 in the third quarter of fiscal 2002, a net $1,095,000 decrease over June 29, 2001. The Company also reclassified losses of $942,000 and $862,000, respectively, from other comprehensive income (loss), net of tax of $507,000 and $464,000, respectively, to earnings to record the value of the hedged Knight shares in the three- and nine-month periods ended March 28, 2002. The Company reclassified a gain of $167,000 and a net loss of

$24,118,000, respectively, from other comprehensive income (loss), net of tax of $90,000 and $11,438,000, respectively, to earnings to record the value of the hedged Knight shares in the three- and nine-month periods ended March 30, 2001. The following table reflects the activity in the Notes' liability account for the quarterly periods ended March 28, 2002 and March 30, 2001 (in thousands):


                                                 Fiscal 2002      Fiscal 2001
                                                -------------    -------------
     Balance at beginning of fiscal year          $  8,568         $  57,500
       Change in value of embedded derivative       (1,095)          (12,297)
       Adoption of SFAS No. 133                         --           (17,956)
       Repurchase of DARTS                              --           (17,402)
                                                -------------    -------------
     Balance at end of third quarter              $  7,473         $   9,845
                                                =============    =============


NET CAPITAL REQUIREMENTS
Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which requires the maintenance of minimum net capital. SWS, Inc. has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. Clearing is a guaranteed affiliate of SWS, Inc.; consequently, the excess net capital of Clearing is included in the consolidated capital calculation of SWS, Inc. At March 28, 2002, SWS, Inc. had net capital of $93,899,000, or approximately 20.6% of aggregate debit balances, which is $84,792,000 in excess of its minimum net capital requirement of $9,107,000 at that date. Additionally, the net capital rule of the New York Stock Exchange, Inc. (the "Exchange") provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 28, 2002, SWS, Inc. had net capital of $71,130,000 in excess of 5% of aggregate debit items.

The broker/dealer subsidiaries are subject to a provision of Rule 15c3-1 which requires that a broker-dealer notify the SEC prior to the withdrawal of equity capital by a parent company if the withdrawal would exceed the greater of $500,000 or 30 percent of the broker/dealer's excess net capital.

Clearing and May also follow the alternative method. At March 28, 2002, Clearing had net capital of $28,185,000, or approximately 11% of aggregate debit balances, which is $23,271,000 in excess of its minimum net capital requirement of $4,914,000 at that date. At March 28, 2002, Clearing had net capital of $15,901,000 in excess of 5% of aggregate debit items. May had net capital of $916,000, which is $666,000 in excess of its net capital requirement of $250,000 at March 28, 2002.

SWSFS and MDB follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At March 28, 2002, the net capital and excess net capital were $319,000 and $69,000, respectively, for SWSFS and $2,763,000 and $2,513,000, respectively, for MDB.

Asset Management Group. Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1,000,000. Trust had total stockholder's equity of approximately $3,721,000, which is $2,721,000 in excess of its minimum capital requirement at March 28, 2002.

Banking Group. FSB is subject to various regulatory capital requirements administered by Federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require the maintaining of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 28, 2002, that FSB meets all capital adequacy requirements to which it is subject.

As of March 28, 2002 and June 29, 2001, FSB is considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," FSB must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.

FSB's actual capital amounts and ratios are presented in the following tables (in thousands):

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                   For Capital               Prompt Corrective
                                                         Actual                 Adequacy Purposes            Action Provisions
                                                   Amount       Ratio          Amount       Ratio           Amount       Ratio
                                                 -----------------------     ----------------------       ----------------------
March 28, 2002:
  Total capital (to risk weighted assets)          $ 45,978     10.9  %        $ 33,638      8.0  %         $ 42,047     10.0  %
  Tier I capital (to risk weighted assets)           43,716     10.4             16,819      4.0              25,228      6.0
  Tier I capital (to adjusted total assets)          43,716      8.8             19,774      4.0              24,718      5.0

June 29, 2001:
  Total capital (to risk weighted assets)          $ 43,095     10.7  %        $ 32,222      8.0  %         $ 40,277     10.0  %
  Tier I capital (to risk weighted assets)           42,020     10.4             16,111      4.0              24,166      6.0
  Tier I capital (to adjusted total assets)          42,020      8.4             19,993      4.0              24,991      5.0


EARNINGS PER SHARE
A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three- and nine-month periods ended March 28, 2002 and March 30, 2001 (in thousands, except share and per share amounts):

                                                                Three months ended           Nine months ended
                                                            fiscal 2002   fiscal 2001   fiscal 2002    fiscal 2001
                                                            -------------------------------------------------------
Income before cumulative effect of a change in accounting
   principle                                                $     1,047   $     3,557   $     4,754   $     17,004
Cumulative effect of a change in accounting principle                --            --            --         (2,874)
                                                            -------------------------------------------------------
Net income                                                  $     1,047   $     3,557   $     4,754   $     14,130
                                                            =======================================================

Weighted average shares outstanding - basic                  17,225,307    17,479,065    17,208,497     17,478,261
Effect of dilutive securities:
    Assumed exercise of stock options                            87,572        74,753        67,868        104,630
                                                            -------------------------------------------------------
Weighted average shares outstanding - diluted                17,312,879    17,553,818    17,276,365     17,582,891
                                                            =======================================================

Earnings per share - basic
Income before cumulative effect of a change in accounting
   principle                                                $       .06   $       .20   $       .28   $        .97
Cumulative effect of a change in accounting principle                --            --            --           (.16)
                                                            -------------------------------------------------------
Net income                                                  $       .06   $       .20   $       .28   $        .81
                                                            =======================================================

Earnings per share - diluted
Income before cumulative effect of a change in accounting
   principle                                                $       .06   $       .20   $       .28   $        .96
Cumulative effect of a change in accounting principle                --            --            --           (.16)
                                                            -------------------------------------------------------
Net income                                                  $       .06   $       .20   $       .28   $        .80
                                                            =======================================================

At March 28, 2002, the Company had two stock option plans, the SWS Group, Inc. Stock Option Plan (the "1996 Plan") and the SWS Group, Inc. 1997 Stock Option Plan (the "1997 Plan"). At March 28, 2002, there were approximately 1,357,000 options outstanding under the 1996 Plan and approximately 72,000 options outstanding under the 1997 Plan. As of March 28, 2002, 678,000 options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted.

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


                                                                      Asset                           other         Consolidated
                                                   Brokerage       Management       Banking        Consolidated         SWS
(in thousands)                                       Group            Group          Group           Entities        Group, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 28, 2002

   Net revenues from external sources              $  57,003         $  5,806       $ 10,129          $  4,581        $  77,519
   Net intersegment revenue (expense)                 (1,262)             205             --             1,057               --
   Income (loss) before income taxes and
     minority interest in consolidated
     subsidiaries                                     (4,189)           2,134          2,009             2,441            2,395
   Net income (loss)                                  (2,219)           1,035          1,203             1,028            1,047

Nine months ended March 28, 2002

   Net revenues from external sources              $ 186,645         $ 16,323       $ 36,051          $ 16,855        $ 255,874
   Net intersegment revenue (expense)                 (3,946)             598            (22)            3,370               --
   Income (loss) before income taxes and
     minority interest in consolidated
     subsidiaries                                    (12,870)           1,905          9,435            11,418            9,888
   Net income (loss)                                  (6,708)             240          5,639             5,583            4,754

Three months ended March 30, 2001

   Net revenues from external sources              $  93,719         $  5,126       $ 12,743          $   (640)       $ 110,948
   Net intersegment revenue (expense)                 (1,616)             149             (6)            1,473               --
   Income (loss) before income taxes and
     minority interest in consolidated
     subsidiaries                                      3,689            2,001          3,241            (3,151)           5,780
   Net income (loss)                                   3,029            1,234          1,887            (2,593)           3,557

Nine months ended March 30, 2001

   Net revenues from external sources              $ 308,458         $ 14,764       $ 39,710          $  5,164        $ 368,096
   Net intersegment revenue (expense)                 (5,294)             428            (53)            4,919               --
   Income (loss) before income taxes and
     minority interest in consolidated
     subsidiaries                                     17,961            6,354         13,011            (9,022)          28,304
   Net income (loss)                                  13,703            3,948          7,121           (10,642)          14,130

On the consolidated statements of income and comprehensive income (loss), the cumulative effect of a change in accounting principle and other comprehensive income (loss) are solely related to the Parent, which is included in the other category. Minority interest is attributable to the Parent and the Bank. The

Parent's minority interest resulted from the sale of 19.82% of the Westwood Group to members of Westwood Group's management in the second quarter of fiscal 2002.

COMMITMENTS AND CONTINGENCIES
The Company has issued a line of credit to FSBF LTD for $35 million, expiring January 22, 2003. The line of credit bears interest at a rate of prime plus 1.5%, if drawn. At March 28, 2002, there were no amounts outstanding on the line of credit.

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

Westwood Spin-Off. In conjunction with the December 2001 announcement of the Company's intention to spin-off the Westwood Group, the Westwood Group filed its Form 10 with the Securities and Exchange Commission ("SEC") on February 8, 2002. For every four shares of the Company's common stock owned, stockholders will receive one share of the Westwood Group's common stock. The Company's Board of Directors will set a record date and a distribution date of the Westwood Group's common stock to the Company's stockholders once the SEC has completed its review of the proposed transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in the Company's Annual Report Form 10-K as of June 29, 2001.

Contingencies. Accounting for contingencies requires the use of judgment and estimates in assessing the magnitude and likely outcome. In many cases, the outcome of such matters will be determined by third parties, including governmental and judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management's best estimates of the current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel. Management evaluates and revises its estimates on a quarterly basis. Resolution of these matters in amounts different from what has been accrued in the consolidated financial statements could materially impact the Company's financial position and results of operations.

Investments. The Company generally classifies its investment in debt instruments (including corporate, government and municipal bonds), mortgage-backed securities and marketable equity securities as either available-for-sale or trading. The Company has not classified any investments as held-to-maturity. The fair value of these securities is determined by obtaining quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and are excluded from earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings.

The Company also holds investments in several privately-held companies, which are recorded at cost on the Company's consolidated statements of financial condition. Generally accepted accounting principles require that these holdings be evaluated for declines in market value below cost that may be other than temporary. Determination of the market value for these privately-held companies requires the use of judgment. General market conditions, as well as company-specific events, could indicate a decline in value. The consolidated financial statements could be materially impacted should a write-down from cost be necessitated.

Long-Lived Assets and Goodwill. The Company periodically assesses the impairment of its long-lived assets and goodwill using judgment as to the effects of external factors, including market conditions. Judgment is also required in projecting future operating results. If actual external conditions and future operating results differ from the Company's judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate market value.

Allowance for Possible Loan Losses. The Company provides an allowance for possible loan losses, which is increased by charges to income and decreased by charge-offs, net of recoveries. Management regularly reviews this allowance based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Should actual losses differ from management's estimates, the consolidated financial statements could be materially impacted.

RESULTS OF OPERATIONS
Net income for the three- and nine-month periods ended March 28, 2002 was $1,047,000 and $4,754,000, respectively, representing decreases over comparable prior year periods of $2,510,000, or 71%, and $9,376,000, or 66%, respectively.

SFAS No. 133. The adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") in the first quarter of fiscal 2001 created a non-cash earnings impact in the first quarters of both fiscal 2002 and 2001. SFAS No. 133 is applicable to the Company's 5% Exchangeable Subordinated Notes, issued in the form of DARTS/SM/ (or, "Derivative Adjustable Ratio Securities/SM/"). The DARTS contain an equity-based derivative designed to hedge changes in fair value of the Company's investment in Knight Trading Group, Inc. ("Knight") common stock. The embedded derivative has been designated as a fair value hedge of the Company's investment in Knight shares.

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

For the three- and nine-month periods ended March 28, 2002, the Company recognized losses of $108,000 and $231,000, respectively, in the consolidated statements of income and comprehensive income (loss), representing the change in the time value of money in the embedded derivative. In the three- and nine-month periods ended March 30, 2001, the Company recognized losses of $12,000 and $2,006,000, respectively. Under SFAS No. 133, the related change in the time value of money in the embedded derivative and the changes in the fair value of the embedded derivative, along with the change in fair value of the hedged Knight shares, will be calculated on a quarterly basis and recognized in the consolidated statements of income and comprehensive income (loss) until such time as the fair value hedge ceases to exist.

In December 2000, the Company repurchased and retired 640,782 DARTS. A like number of Knight shares were released from the hedging provisions of SFAS No.
133. Upon final disposition of these previously hedged shares of Knight stock, the Company will recognize a non-cash gain of approximately $23.50 per share, net of tax, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000). The Company disposed of 100,000 shares and 426,000 shares of this previously hedged stock in the three- and nine-month periods ended March 28, 2002, respectively. Therefore, non-cash gains of $3,616,000 and $15,402,000 on the sale of stock were recorded in net gains from principal transactions in the accompanying consolidated statements of income and comprehensive income (loss). These non-cash gains were reclassified from accumulated other comprehensive income net of tax of ($1,265,000) and ($5,390,000) for the three- and nine-month periods ended March 28, 2002. There were no such gains in fiscal 2001.

Sale of Knight Stock. The cash gains on the 100,000 Knight shares sold in the third quarter of fiscal 2002 totaled $697,000. These shares were sold to reduce the Company's position and relative risk in Knight.

MJK Clearing. On October 2, 2001, a bankruptcy court awarded SWS Securities, Inc. ("SWS, Inc.") the accounts of Minneapolis-based MJK Clearing ("MJK"). The Securities Investor Protection Corporation assumed responsibility for the accounts when MJK reported that it was in violation of minimum capital requirements. The accounts of MJK Clearing were transferred to the Company's wholly-owned subsidiary, Southwest Clearing Corp. ("Clearing"). On April 8, 2002, these accounts, which represent $12 billion in assets and 47 correspondents, were converted to SWS, Inc.

Net Income from Operating Activities. A calculation of the Company's brokerage, asset management and banking income, excluding the aforementioned and other non-recurring non-cash items for fiscal 2002 and 2001 follows (in thousands):

                                                            Three months ended           Nine months ended
                                                        fiscal 2002    fiscal 2001   fiscal 2002    fiscal 2001
                                                      -----------------------------------------------------------
Net income                                                 $  1,047      $  3,557      $   4,754      $ 14,130
  Cash gain on sale of 100,000 shares of Knight stock          (453)           --           (453)           --
  SFAS No. 133:
     Non-cash gain on sale of Knight stock released
       from hedge under SFAS No. 133, net of tax             (2,350)           --        (10,011)           --
     Cumulative effect of a change in accounting
       principal, net of tax                                     --            --             --         2,874
     Loss on hedging activities, net of tax                      70             8            151         1,304
  Westwood Group spin-off:
     Compensation charge, net of minority interest               --            --          2,741            --
     Loan discount, net of tax and minority interest             --            --            290            --
  Gain on sale of First Consumer, net of tax                     --            --           (780)           --
                                                      -----------------------------------------------------------
                                                           $ (1,686)     $  3,565      $  (3,308)     $ 18,308
                                                      ===========================================================

After adjusting for the items mentioned above, net income decreased $5,251,000, or 147%, and $21,616,000, or 118%, in the three- and nine-month periods ended March 28, 2002 over the comparable prior year periods. These decreases are attributed to reduced stock loan balances and tightened margins and reduced volume in the clearing business. Additionally, the Company's operations were impacted by the closure of the U.S. financial markets in the wake of the tragedies of September 11. There were 182 trade days in the first nine months of fiscal 2002 versus 188 trade days in the first nine months of fiscal 2001.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three- and nine-month periods ended March 28, 2002 and March 30, 2001 (dollars in thousands):

                                                                Three months ended           Nine months ended

                                                               Amount       Percent         Amount        Percent
                                                              -----------------------      ------------------------
Net revenues:

   Net revenues from clearing operations                      $ (3,727)         (31%)       $(14,629)         (37%)
   Commissions                                                   2,517           15%           7,468           16%
   Net interest                                                 (3,882)         (21%)        (17,372)         (28%)
   Investment banking, advisory and administrative fees          1,630           19%           4,184           16%
   Net gains on principal transactions                          (2,861)         (24%)          1,783            6%
   Other                                                           109            3%          (7,400)         (38%)
                                                             ------------------------      ------------------------
                                                              $ (6,214)          (9%)       $(25,966)         (11%)
                                                             ------------------------      ------------------------
Operating expenses:

   Commissions and other employee compensation                $ (4,212)         (11%)       $ (7,248)          (7%)
   Occupancy, equipment and computer service costs               3,483           39%          10,044           39%
   Communications                                                  936           22%           2,682           23%
   Floor brokerage and clearing organization charges               510           30%           1,153           23%
   Advertising and promotional                                  (3,119)         (75%)         (5,177)         (43%)
   Other                                                          (427)          (5%)         (9,004)         (26%)
                                                             ------------------------      ------------------------
                                                                (2,829)          (4%)         (7,550)          (4%)
                                                             ------------------------      ------------------------
     Income before income taxes and minority interest         $ (3,385)         (59%)       $(18,416)         (65%)
                                                             ========================      ========================

Net Revenues from Clearing Operations. Net revenues from clearing decreased as a result of a decrease in transaction volumes and lower clearing fees per transaction. Total transactions processed in the third quarter of fiscal 2002 decreased 7% to approximately 15 million from approximately 16.1 million in the third quarter of fiscal 2001. For the nine-month period, transactions decreased 8% to approximately 42.1 million from 45.8 million in the same period of the prior year. Margin pressure impacted net clearing revenues in the three- and nine-month periods ended March 28, 2002 as average revenue per trade declined to $.55 and $.59, respectively, for both periods from $.75 and $.86 for the three- and nine-month periods ended March 30, 2001, respectively. Trade volume was reduced due to fewer trading days in the first nine months of fiscal 2002 as well as general market conditions. Clearing added approximately 248,000 transactions and $.7 million in clearing revenue in the third quarter of fiscal 2002 and 584,000 transactions and $1.9 million in the nine months ended March 28, 2002.

Commissions. In the three- and nine-month periods ended March 28, 2002, commission revenue increased. This increase comes despite fewer trading days in the first nine months of fiscal 2002 over the first nine months of fiscal 2001. Increased commissions generated by the Company's fixed income, institutional sales and program trading departments were offset by decreased commissions from the SWS Financial Services, Inc. ("SWSFS") independent contractor network.

Commission revenue by type of representative is as follows (dollars in thousands):

                                           March 28, 2002                                 March 30, 2001
                              ----------------------------------------    -------------------------------------------
                              Three months    Nine months       No.         Three months    Nine months      No.
                                ended           ended        of reps           ended           ended        of reps
                              ----------------------------------------    ------------------------------------------
SWS, Inc. brokers              $10,467         $29,822             135         $ 8,828         $24,199           116
Independent contractors          4,739          13,610             411           5,260          16,316           473
Other                            4,271          12,165                           2,872           7,614
                               -------         -------                         -------         -------
                               $19,477         $55,597                         $16,960         $48,129
                               =======         =======                         =======         =======

Net Interest Income. The Company's net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rates it earns on those assets compared with the cost of funds. Net interest is the primary source of income for FSB and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to FSB's depositors on interest-bearing accounts. The components of interest earnings are as follows (in thousands) for the three- and nine-month periods ended March 28, 2002 and March 30, 2001:

                                                   Three months ended                      Nine months ended
                                             fiscal 2002        fiscal 2001          fiscal 2002       fiscal 2001
                                           ---------------------------------      ----------------------------------
     Interest revenue:

        Customer margin accounts               $  7,240            $ 11,277            $ 22,938            $ 43,699
        Assets segregated for
          regulatory purposes                     1,991               4,578               7,209              13,360
        Stock borrowed                            6,239              28,023              30,468             102,079
        Loans                                     9,885              11,089              32,149              33,444
        Other                                     1,641               3,126               5,766               9,576
                                           ---------------------------------      ----------------------------------
                                               $ 26,996            $ 58,093            $ 98,530            $202,158
                                           ---------------------------------      ----------------------------------

     Interest expense:

        Customer funds on deposit              $  2,807            $  9,340            $ 11,911            $ 33,096
        Stock loaned                              4,656              25,000              24,779              90,580
        Deposits                                  3,172               4,472              11,493              13,140
        Other                                     2,113               1,151               6,316               3,939
                                           ---------------------------------      ----------------------------------
                                                 12,748              39,963              54,499             140,755
                                           ---------------------------------      ----------------------------------
                Net interest                   $ 14,248            $ 18,130            $ 44,031            $ 61,403
                                           =================================      ==================================

Brokerage Group. For both the three- and nine-month periods ended March 28, 2002, net interest income accounted for 13% of the Company's net revenue versus 17% and 19% for the three- and nine-month periods ended March 30, 2001. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

                                                    Three months ended              Nine months ended
                                                fiscal 2002     fiscal 2001      fiscal 2002   fiscal 2001
                                               ------------------------------------------------------------
     Average interest-earning assets:

       Customer margin balances                   $  596,000    $  499,000        $  531,000   $   632,000
       Stock borrowed                              1,875,000     2,356,000         1,941,000     2,653,000

     Average interest-bearing liabilities:

       Customer funds on deposit                     791,000       738,000           776,000       824,000
       Stock loaned                                1,845,000     2,358,000         1,915,000     2,654,000

Average margin balances for the third quarter of fiscal 2002 are higher than for the nine-month period ended March 28, 2002 due to an average of $248 million in margin accounts at Clearing. Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and competitive factors. Spreads on securities lending transactions are influenced by the types of securities borrowed or loaned, market conditions and counter-party risk.

Banking Group. Net interest revenue generated by the Bank accounted for approximately 9% of net revenue for both the three- and nine-month periods ended March 28, 2002 and 8% for both the three- and nine-month periods ended March 30, 2001. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

The following table sets forth an analysis of the Bank's net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 28, 2002 and March 30, 2001 (dollars in thousands):

                                                                            Three months ended
                                                                fiscal 2002                     fiscal 2001
                                                     ------------------------------------------------------------------
                                                                  Interest                         Interest
                                                      Average      Income/    Yield/     Average    Income/     Yield/
                                                      Balance      Expense     Rate      Balance    Expense      Rate
                                                     ------------------------------- ----------------------------------
     Assets:
      Interest-earning assets:

         Real estate - mortgage                        $151,827    $  2,779     7.3%     $105,465   $  2,914     11.1%
         Real estate - construction                     119,394       2,112     7.1%       99,108      2,482     10.0%
         Commercial                                     115,988       2,403     8.3%       89,370      2,596     11.6%
         Individual                                      35,026       1,977    22.6%       33,194      2,019     24.3%
         Land                                            39,691         614     6.2%       38,938      1,078     11.1%
         Investments                                     11,067          72     2.6%       12,494        174      5.6%
                                                       --------------------              -------------------
                                                        472,993    $  9,957     8.4%      378,569   $ 11,263     11.9%
      Noninterest-earning assets:
         Cash and due from banks                          1,662                             2,818
         Other assets                                    13,818                             9,416
                                                       --------                          --------
                                                       $488,473                          $390,803
                                                       ========                          ========

     Liabilities and Stockholders' Equity:
      Interest-bearing liabilities:

         Certificates of deposit                       $287,160    $  3,083     4.3%     $259,697   $  4,320      6.7%
         Money market accounts                           14,251          60     1.7%       10,322        116      4.5%
         Interest-bearing demand accounts                 7,542          27     1.4%        3,724         32      3.4%
         Savings accounts                                   757           2     1.1%          548          4      2.9%
         Federal Home Loan Bank ("FHLB") advances       107,070         717     2.7%       49,579        668      5.4%
         Notes payable                                    2,596          40     6.2%        6,867        160      9.3%
                                                       --------------------              -------------------
                                                        419,376       3,929     3.7%      330,737      5,300      6.4%
      Noninterest-bearing liabilities:
         Non interest-bearing demand accounts            17,988                            13,247
         Other liabilities                                6,344                             8,956
                                                       --------                          --------
                                                        443,708                           352,940
         Stockholders' equity                            44,765                            37,863
                                                       --------                          --------
                                                       $488,473                          $390,803
                                                       ========                          ========
                                                                   --------                         --------
         Net interest income                                       $  6,028                         $  5,963
                                                                   ========                         ========
         Net yield on interest-earning assets                                   5.1%                              6.3%
                                                                               ====                              ====

The following table sets forth an analysis of the Bank's net interest income by each major category of interest-earning assets and interest-bearing liabilities for the nine-month periods ended March 28, 2002 and March 30, 2001 (dollars in thousands):

                                                                           Nine months ended
                                                             fiscal 2002                      fiscal 2001
                                                   ------------------------------------------------------------------
                                                                Interest                           Interest
                                                     Average     Income/    Yield/      Average     Income/   Yield/
                                                     Balance     Expense     Rate       Balance     Expense    Rate
                                                   --------------------------------  --------------------------------
     Assets:
      Interest-earning assets:

         Real estate - mortgage                    $  158,998    $  9,617      8.1%   $   95,871   $  8,584     11.9%
         Real estate - construction                   120,627       6,689      7.4%       93,276      7,700     11.0%
         Commercial                                   112,059       8,025      9.6%       85,830      8,135     12.6%
         Individual                                    32,724       5,668     23.1%       27,746      5,689     27.3%
         Land                                          38,354       2,150      7.5%       38,310      3,336     11.6%
         Investments                                   10,167         317      4.2%       11,813        546      6.2%
                                                   ----------------------            ----------------------
                                                      472,929    $ 32,466      9.2%      352,846   $ 33,990     12.8%
      Noninterest-earning assets:
         Cash and due from banks                        2,947                              3,561
         Other assets                                  12,244                              7,807
                                                   ----------                        -----------
                                                   $  488,120                         $  364,214
                                                   ==========                        ===========

     Liabilities and Stockholders' Equity:
      Interest-bearing liabilities:

         Certificates of deposit                   $  285,193    $ 11,095      5.2%   $  255,926   $ 12,654      6.6%
         Money market accounts                         15,862         288      2.4%       11,562        395      4.6%
         Interest-bearing demand accounts               6,804         102      2.0%        3,221         80      3.3%
         Savings accounts                                 707           8      1.5%          526         11      2.8%
         FHLB advances                                107,661       2,567      3.2%       32,752      1,477      6.0%
         Notes payable                                  1,733         126      9.7%        3,638        328     12.0%
                                                   ----------------------            ----------------------
                                                      417,960      14,186      4.5%      307,625     14,945      6.5%
      Noninterest-bearing liabilities:
         Non interest-bearing demand accounts          18,188                             13,159
         Other liabilities                              8,657                              7,769
                                                   ----------                        -----------
                                                      444,805                            328,553
         Stockholders' equity                          43,315                             35,661
                                                   ----------                        -----------
                                                   $  488,120                         $  364,214
                                                   ==========                        ===========
                                                                 --------                          --------
         Net interest income                                     $ 18,280                          $ 19,045
                                                                 ========                          ========
         Net yield on interest-earning assets                                  7.7%                             10.8%
                                                                              =====                            ======

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the investment and loan portfolios and deposits affect the spreads earned by FSB. For the three- and nine-month periods ended March 28, 2002, net interest revenue has fluctuated little over the prior year despite higher loan balances. Although average loan balances have increased, the decline in interest rates has reduced spreads at the Bank, causing a decline in net interest revenue in the three- and nine-month periods ended March 28, 2002.

The following table sets forth a summary of the changes in the Bank's interest earned and interest paid resulting from changes in volume and rate for the three- and nine-month periods ended March 28, 2002 and March 30, 2001 (dollars in thousands):

                                             Three months ended                                 Nine months ended
                                            fiscal 2002 vs. 2001                               fiscal 2002 vs. 2001
                              ------------------------------------------------  ----------------------------------------------
                                Total                  Attributed to                Total             Attributed to
                                           -----------------------------------              ----------------------------------
                               Change         Volume       Rate         Mix        Change      Volume      Rate        Mix
                              ------------------------------------------------  ----------------------------------------------
Interest income:

 Real estate - mortgage          $   (135)   $  1,280    $   (983)   $   (432)   $  1,033    $  5,732    $ (2,776)   $ (1,923)
 Real estate - construction          (370)        508        (729)       (149)     (1,011)      2,293      (2,545)       (759)
 Commercial                          (193)        773        (744)       (222)       (110)      2,486      (1,996)       (600)
 Individual                           (42)        112        (146)         (8)        (21)      1,053        (890)       (184)
 Land                                (464)         21        (476)         (9)     (1,186)          3      (1,183)         (6)
 Investments                         (102)        (23)       (111)         32        (229)        (76)       (187)         34
                              ------------------------------------------------  ----------------------------------------------
                                 $ (1,306)   $  2,671    $ (3,189)   $   (788)   $ (1,524)   $ 11,491    $ (9,577)   $ (3,438)
                              ------------------------------------------------  ----------------------------------------------

Interest expense:

 Certificates of deposit         $ (1,237)   $    457    $ (1,532)   $   (162)   $ (1,559)   $  1,441    $ (2,722)   $   (278)
 Money market accounts                (56)         44         (73)        (27)       (107)        147        (186)        (68)
 Interest-bearing demand
  accounts                             (5)         33         (19)        (19)         22          88         (33)        (33)
 Savings accounts                      (2)          1          (2)         (1)         (3)          3          (4)         (2)
 Federal Home Loan Bank
  advances                             49         731        (286)       (396)      1,090       3,440        (521)     (1,829)
 Notes payable                       (120)       (100)        (53)         33        (202)        (91)        (48)        (63)
                              ------------------------------------------------  ----------------------------------------------
                                   (1,371)      1,166      (1,965)       (572)       (759)      5,028      (3,514)     (2,273)
                              ------------------------------------------------  ----------------------------------------------
      Net interest income
        (expense)                $     65    $  1,505    $ (1,224)   $   (216)   $   (765)   $  6,463    $ (6,063)   $ (1,165)
                              ================================================  ==============================================

Investment Banking, Advisory and Administrative fees. Fees for the three- and nine-month periods ended March 28, 2002 have increased over the comparable prior year periods primarily due to growth in the Westwood Group. Average assets under management have increased to $4 billion from $3.5 billion in the third quarters of fiscal 2002 and 2001, respectively, and to $3.9 billion from $3.4 billion in the first nine months of fiscal 2002 and 2001, respectively. Also contributing to the increase were increased revenues from money market fees from Clearing.

Net Gains on Principal Transactions. For the three- and nine-month periods ended March 28, 2002, net gains on principal transactions includes $.7 million and $4.4 million, respectively, of gains realized on the sale of Knight common stock. The shares sold in the first six months of fiscal 2002 of were used to fund advertising commitments of Mydiscountbroker.com, Inc. ("MDB"), the Company's on-line brokerage subsidiary, while shares were sold in the third quarter of fiscal 2002 to reduce the Company's Knight exposure. For the three- and nine-month periods ended March 30, 2001, $3.2 million and $8.4 million, respectively, represent the gains on sales to fund MDB's advertising commitments. Net gains also include the previously mentioned $3.6 million and $15.4 million gains related to SFAS No. 133 in the three- and nine-month periods ended March 28, 2002, respectively.

Excluding these gains, net gains on principal transactions from the Company's trading operations were $4.7 million and $14.2 million for the three- and nine-month periods ended March 28, 2002, respectively, and $8.6 million and $23.9 million for the three- and nine-month periods ended March 30, 2001, respectively. The decrease is attributed to a weakened trading environment in the equity markets in the first nine months of fiscal 2002. Fewer trading days as a result of the closure of the U.S. financial markets following September 11 also impacted the nine-month results.

Coverage from market making activities has increased to 943 over-the-counter securities and 638 exchange-listed securities from 655 over-the-counter securities and 508 listed securities. Revenue in this area can fluctuate significantly from quarter to quarter based on market conditions.

Other Revenue. Other revenue decreased in the nine months ended March 28, 2002 from the same period of the prior fiscal year in part due to a one-time gain in fiscal 2001. The Company received a net distribution of earnings of $2.2 million from JAWS Trading LLC, a designated primary market maker on the Chicago Board Options Exchange. The Company no longer owns the investment in JAWS Trading LLC. Additionally, FSB had higher gains on the sale of assets and SWSFS had higher revenue from insurance products in fiscal 2001.

Commissions and Other Employee Compensation. Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. Excluding $4 million in non-cash compensation charges incurred by the Westwood Group in the second quarter of fiscal 2002 as a result of the announced spin-off, compensation expense decreased $4.2 million and $11.2 million in the three- and nine-month periods ended March 28, 2002 over the comparable prior year periods.

The decrease in compensation was principally due to decreased commissions and benefits paid to revenue-producing employees generating lower levels of operating income and due to the decrease in headcount in both operations and information technology areas. Additionally, accruals for profit sharing and incentive compensation decreased over the prior year due to the operating performance of the Company. The number of full-time employees decreased to 1,080 at March 28, 2002 compared to 1,164 at March 30, 2001.

Occupancy, Equipment and Computer Service Costs. Occupancy, equipment and computer service costs increased for both the three- and nine-month periods ended March 28, 2002 over the same period of the prior year due to the cost of operating the systems at Clearing, as well as rent and other occupancy costs for the new Michigan and New Jersey equity trading offices.

Communications. The increase in communications expense for both the three- and nine-month periods ended December 31, 2001 is due to costs incurred by Clearing, as well as the expansion of the equity trading division.

Floor Brokerage. The additional clearing business at Clearing resulted in increased floor brokerage expense during for both the three- and nine-month periods ended March 28, 2002.

Advertising and Promotional. Advertising and promotional expense decreased in the third quarter of fiscal 2002, as MDB completed its advertising campaign in the second quarter. No shares of Knight were sold to fund MDB's expenses in the quarter ended March 28, 2002, but 326,000 shares of Knight common stock were sold to offset advertising commitments in the nine-month period ended March 28, 2002 (see Net Gains on Principal Transactions). MDB core accounts were 21,420 at March 28, 2002 and 22,728 at March 30, 2001.

Other Expense. Other expense decreased due to reduced use of contract labor and professional consulting services in the Dallas operations and information systems areas in the three- and nine-month periods ended March 28, 2002 over the comparable period of the prior year, as well a reduction in legal and professional service fees. Additionally, the second quarter of the prior fiscal year included approximately $3 million in non-cash charges related to SFAS No.
133. Offsetting these decreases is an increase in contract labor related to processing the Clearing's business in Minneapolis, MN.

FINANCIAL CONDITION

Loans and Allowance for Possible Loan Losses. The Bank grants loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area. Also, the Bank purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the general economic conditions of the area. Substantially all of the Bank's loans are collateralized with real estate or automobiles. Loans receivable at March 28, 2002 and June 29, 2001 are summarized as follows (in thousands):

                                         March             June
                                       -----------------------------

      Real estate - mortgage             $ 149,590        $ 187,967
      Real estate - construction           122,165          126,771
      Commercial                           119,611           92,855
      Individuals                           37,163           31,982
      Land                                  38,304           35,399
                                       ------------     ------------
                                         $ 466,833        $ 474,974
                                       ============     ============


The following table shows the expected life of certain loans at March 28, 2002, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

                                                       1 year         1-5           Over 5
                                                      or less        years          years           Total
                                                   -------------------------------------------- --------------
         Commercial                                   $   28,845     $  30,192         $60,574     $  119,611
         Real estate - construction                      118,377         1,348           2,440        122,165
                                                   -------------------------------------------- --------------
              Total                                   $  147,222     $  31,540        $ 63,014     $  241,776
                                                   ============================================ ==============
         Amount of loans based upon:
            Fixed interest rates                      $    3,576     $  10,057        $ 31,658     $   45,291
            Floating or adjustable interest rates        143,805        21,431          31,249        196,485
                                                   -------------------------------------------- --------------
              Total                                   $  147,381     $  31,488        $ 62,907     $  241,776
                                                   ============================================ ==============



Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of March 28, 2002 and June 29, 2001 are as follows (dollars in thousands):

                                                 March            June
                                              -----------------------------
      Loans accounted for on a non-accrual
        basis                                     $ 8,435         $ 4,084
                                              =============    ============
      Non-performing loans as a percentage
        of total loans                                1.8%            0.9%
                                              =============    ============

      Loans past due 90 days or more, not
        included above                            $ 2,067         $   608
                                              =============    ============

      Troubled debt restructurings                $   950         $   446
                                              =============    ============

An analysis of the allowance for possible loan losses for the three- and nine-month periods ended March 28, 2002 and March 30, 2001 is as follows (dollars in thousands):

                                                   Three months ended                Nine months ended
                                              fiscal 2002      fiscal 2001      fiscal 2002      fiscal 2001
                                              ---------------------------------------------------------------
      Balance at beginning of period              $ 3,445         $ 2,778           $ 3,280         $ 3,699
        Charge-offs:
            Commercial                                  5              --                 8              --
            Real estate - mortgage                     --               9                29              27
            Individuals                               154             178               819           2,072
                                              -------------    ------------     -------------    ------------
                                                      159             187               856           2,099
        Recoveries:
            Real estate - mortgage                     --               3                --               6
            Individuals                                49              55               329             255
                                              -------------    ------------     -------------    ------------
                                                       49              58               329             261
                                              -------------    ------------     -------------    ------------
        Net charge-offs                              (110)           (129)             (527)         (1,838)
        Additions charged to operations               580             539             1,162           1,327
                                              -------------    ------------     -------------    ------------
      Balance at end of period                    $ 3,915         $ 3,188           $ 3,915         $ 3,188
                                              =============    ============     =============    ============

      Ratio of net charge-offs during the
        period to average loans outstanding
        during the period                            0.02%           0.04%             0.11%           0.54%
                                              =============    ============     =============    ============

The allowance for possible loan losses is applicable to the following types of loans as of March 28, 2002 and June 29, 2001 (dollars in thousands):

                                              March                     June
                                       ---------------------     -----------------------
                                                   Percent                    Percent
                                                  of loans                   of loans
                                                  to total                   to total
                                        Amount     loans           Amount      loans
                                       -------------------------------------------------
      Commercial                          $  713       25.6 %       $  462       19.6 %
      Real estate - construction           1,171       26.2            837       26.7
      Real estate - mortgage                 989       32.0            439       39.6
      Individuals                            709        8.0            797        6.7
      Land                                   333        8.2            250        7.4
      Unallocated                             --         --            495         --
                                       ---------------------     -----------------------
                                          $3,915      100.0 %       $3,280      100.0 %
                                       =====================     =======================

Deposits. Average deposits and the average interest rate paid on the deposits for the three- and nine-month periods ended March 28, 2002 and March 30, 2001 can be found in the discussion of the Banking Group's Net Interest Income.

Certificates of deposit of $100,000 or greater were $106,554,000 and $114,538,000 at March 28, 2002 and June 29, 2001, respectively.

Advances from Federal Home Loan Bank. The Bank finances its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 1-7 days, during the three- and nine-month periods ended March 28, 2002 and March 30, 2001 (dollars in thousands):

                                          Three months ended                                 Nine months ended
                                 fiscal 2002              fiscal 2001              fiscal 2002               fiscal 2001
                             ---------------------    ---------------------    ---------------------     --------------------
                                          Interest                 Interest                 Interest                  Interest
                               Amount      Rate         Amount      Rate         Amount      Rate          Amount     Rate
                             ----------- --------- -- ----------- --------- -- ----------- --------- --- ----------- --------
At end of period              $ 142,085       2.1  %    $ 45,090       5.1  %   $ 142,085       2.1  %     $ 45,090      5.1  %
Average during period            93,742       2.2  %      37,790       5.1  %      94,526       3.2  %       22,900      5.8  %
Maximum month-end balance
  during period                 142,085        --         88,000        --        144,000        --          88,000       --


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

The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for Correspondent broker/dealer accounts and receivables in customers' margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an "as offered" basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 28, 2002, there was $153,050,000 outstanding under these secured arrangements which were fully collateralized by client securities valued at $207,194,000, firm securities valued at $40,144,000 and non-client securities valued at $32,569,000.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, $16,000,000 of which was outstanding at March 28, 2002.

The Company has an irrevocable letter of credit agreement aggregating $55,000,000 at March 28, 2002 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers' call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $83,214,000 at March 28, 2002. The Company also has an unsecured letter of credit agreement aggregating $4,595,000 at March 28, 2002, pledged to support its open positions with a securities clearing organization. The unsecured letter of credit bears interest at the prime rate plus 3%, if drawn, and is renewable semi-annually.

The Company has issued $57.5 million of Notes due June 30, 2004. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, which are in the form of DARTS/SM/ (or, "Derivative Adjustable Ratio Securities/SM/"), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes' maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight's common stock is 20% or more greater than the DARTS' issue price. If the average price of the Knight common stock is between the Notes' issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At March 28, 2002, the Company had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $7.5 million on the consolidated statements of financial condition at March 28, 2002.

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

Cash Flow. Net cash used in operating activities during the nine-month period ended March 28, 2002 was $143,993,000. The use of cash is primarily attributable to the increase in assets segregated for regulatory purposes and the net change in the receivable from brokers, dealers and clearing organizations.


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

In accordance with the Securities and Exchange Commission's risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased which are in the Company's trading portfolio, as well as marketable equity securities in the Company's available-for-sale portfolio, which are subject to interest rate and equity price risk (in thousands):

                                                                          Years to Maturity
                                                  1 or less      1 to 5        5 to 10        Over 10        Total
----------------------------------------------------------------------------------------------------------------------
 Trading securities, at fair value
    Municipal obligations                         $     205     $  1,220      $   9,514      $  19,359      $ 30,298
    U.S. Government and Government agency
      obligations                                     6,556        4,137          1,419            559        12,671
    Corporate obligations                             2,184       10,411          3,709         10,770        27,074
                                                ----------------------------------------------------------------------
      Total debt securities                           8,945       15,768         14,642         30,688        70,043
    Corporate equity                                     --           --             --          6,786         6,786
    Other                                            20,011           --             --             --        20,011
                                                ----------------------------------------------------------------------
                                                  $  28,956     $ 15,768      $  14,642      $  37,474      $ 96,840
                                                ======================================================================

 Weighted average yield
    Municipal obligations                               2.0%         3.6%           4.5%           4.9%          4.7%
    U.S. Government and Government agency
      obligations                                       3.9%         3.5%           5.5%           6.7%          5.0%
    Corporate obligations                               8.9%         7.5%           7.3%          10.7%          8.9%

 Available-for-sale securities, at fair value
    Marketable equity securities                  $      --     $     --      $      --      $   5,220      $  5,220
                                                ======================================================================


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

NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has recently issued the following Statements of Financial Accounting Standards ("SFAS"), which are applicable to the Company:

SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". Issued in August 2001, this statement address financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business previously defined in that opinion. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003, and has not yet determined the impact of adoption.

SFAS No. 145,"Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections". Issued in April 2002, this statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. SFAS No. 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of SFAS No. 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material impact on its consolidated financial statements.

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

None Reportable.

Item 3.  Defaults upon Senior Securities

None Reportable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None Reportable.

Item 6.  Exhibits and Reports on Form 8-K

On February 11, 2002, the Company filed a Report on Form 8-K to announce its plan to spin-off its majority owned subsidiary, Westwood Holdings Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SWS Group, Inc.
                                       --------------------------------------
                                       (Registrant)


May 9, 2002                            /s/ Don Buchholz
---------------------                  --------------------------------------
Date                                   (Signature)
                                       Don Buchholz
                                       Chief Executive Officer
                                       (Principal Executive Officer)


May 9, 2002                            /s/ Stacy M. Hodges
---------------------                  --------------------------------------
Date                                   (Signature)
                                       Stacy M. Hodges
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial Officer)


May 9, 2002                            /s/ Laura Leventhal
---------------------                  --------------------------------------
Date                                   (Signature)
                                       Laura Leventhal
                                       Controller
                                       (Principal Accounting Officer)