Form 10-K
period 2002-06-28
SOUTHWEST SECURITIES GROUP INC
filed 2002-09-26
CIK 878520

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-19483

SWS GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	75-2040825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Elm Street, Suite 3500, Dallas, Texas	75270
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 859-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of September 18, 2002, there were 17,017,638 shares of the Registrant’s common stock, $.10 par value, outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $181,110,000 using a market price of $12.90 on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 6, 2002, which will be filed with the Commission pursuant to Regulations 240.14a (6)(c) within 120 days after the Registrant’s fiscal year end, are incorporated by reference into Part I and Part III of the Report on Form 10-K.

SWS GROUP, INC. AND SUBSIDIARIES

PART I

Item 1.    Business

(a)  General Development of Business

We are a full-service securities and banking firm delivering a broad range of investment and related financial services to our clients, which include individual and institutional investors, broker/dealers, corporations, governmental entities and financial intermediaries. We are a Delaware corporation and were incorporated in 1972.

On June 28, 2002, we distributed our 80.18% ownership interest in Westwood Holdings Group, Inc. (“Westwood Group”), previously part of our asset management operations, to our stockholders. Stockholders received one Westwood Group common share for every four shares of our common stock that they owned. During fiscal 2002, Westwood Group generated $20,575,000 in revenue and $648,000 in net income. As of the date of the spin-off, Westwood Group held $20,976,000 in total assets. Our consolidated financial information contained in this report includes the results of Westwood Group; however, following the spin-off, Westwood Group is no longer a part of our ongoing operations.

We currently operate through three primary business segments:

Brokerage Group

We provide clearing services to over 225 correspondent broker/dealers and over 400 independent contract brokers, as well as full-service and online discount brokerage services to individual investors. Clearing involves maintaining our correspondent clients’ accounts, processing securities transactions, extending margin loans and performing a variety of administrative services as agent for our correspondent broker/dealers. Our clearing business is complemented by our securities trading, securities lending and investment banking businesses.

Our principal subsidiary, SWS Securities, Inc. (“SWS Securities”), is a registered securities broker/dealer and a member of the New York Stock Exchange (“NYSE”) and other major exchanges. SWS Securities provides correspondent services to securities broker/dealers and other financial institutions in 31 states, one U.S. Territory, Canada and Europe. SWS Securities serves individual investors through its Private Client Group offices in Texas and New Mexico and institutional investors nationwide from its Dallas, New York, Chicago, Milwaukee and Newport Beach offices.

We operate other broker/dealer subsidiaries engaged in certain aspects of the securities brokerage business. All are National Association of Securities Dealers (“NASD”) registered broker/dealers. SWS Financial Services, Inc. (“SWS Financial”) contracts with independent registered representatives for the administration of their securities business. We offer on-line discount brokerage services through Mydiscountbroker.com, Inc. (“Mydiscountbroker”). May Financial Corporation (“May Financial”) was acquired on February 28, 2001 and conducts trading operations as a principal for its own account. SWS Financial, Mydiscountbroker and May Financial are correspondents of SWS Securities.

In October 2001, the Securities Investor Protection Corporation (“SIPC”) assumed responsibility for the accounts of a Midwest broker/dealer when it reported that it was in violation of minimum capital requirements. All existing accounts were transferred to Southwest Clearing Corp. (“Southwest Clearing”), a fully guaranteed subsidiary of SWS Securities, in October 2001. In April 2002, all remaining customer accounts were transferred to SWS Securities from Southwest Clearing. Forty-four former correspondents of the Midwest broker/dealer have signed clearing agreements with SWS Securities. Southwest Clearing is currently inactive.

Asset Management Group

Following the spin-off of the Westwood Group, we continue to offer asset management services through SWS Capital Corporation (“SWS Capital”), which administers the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas.

Banking Group

We also offer full-service, traditional banking through First Savings Bank, FSB, Arlington, Texas (“First Savings” or “Bank”), as well as Internet banking via the Bank’s on-line division, MyBankUSA.com. First Savings has wholly and majority owned subsidiaries as well. FSB Financial LTD (“FSB Financial”) purchases non-prime automobile loans and FSB Development LLC (“FSB Development”) develops single family residential lots.

See Note 23 of the notes to consolidated financial statements included with this Report for the revenue, income (loss) and asset information of each of our business segments.

Forward-Looking Statements

From time to time, we make statements (including some contained in this Report) that predict or forecast future events or results, which depend on future events for their accuracy, which embody projections and assumptions that may prove to have been inaccurate, or that otherwise contain “forward-looking information.” These statements may relate to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of client assets under management, anticipated expense levels or expectations regarding financial market conditions.

We caution readers that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, some of which are outside of our control, including but not limited to the factors discussed in “Business—Narrative Description of Business,” “Management Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Estimates” and those discussed in our periodic reports filed with and available from the Securities and Exchange Commission. All such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Our business and future prospects may fluctuate due to numerous factors, such as: the volume of trading in securities; the volatility and general level of securities prices and interest rates; the level of customer margin loan activity and the size of customer account balances; the credit-worthiness of our correspondents in the event of a material adverse change in the values of margined securities; general economic conditions and investor sentiment and confidence; competitive conditions in each of our business segments; the demand for investment banking services; the ability to maintain investment management and administrative fees at current levels; the ability to attract and retain key personnel; and the total value and composition of assets under management.

Our future operating results are also dependent upon our operating expenses, which are subject to fluctuation due to variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies. Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements which may have a substantial impact on our business and results of operations.

(b)  Financial Information about Operations

Our operations consist of various financial services provided to our clients. The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues from clearing operations	$31,056	9%	$50,017	11%	$61,233	10%

Commissions:
Listed equities	9,223	3%	8,255	2%	11,303	2%
Over-the-counter equities	24,231	7%	23,452	5%	25,294	4%
Corporate bonds	15,032	5%	10,730	2%	8,922	2%
Government bonds and mortgage-backed securities	4,143	1%	1,445	—	1,719	—
Municipal bonds	7,827	2%	5,291	1%	5,465	1%
Options	1,877	1%	2,558	1%	3,749	1%
Mutual funds	11,502	4%	13,227	3%	15,702	3%
Other	1,499	—	1,412	—	1,570	—

	75,334		66,370		73,724

Interest	125,119	38%	249,427	53%	265,664	45%

Investment banking fees:
Corporate	1,128	—	1,695	—	2,943	—
Municipal	11,044	4%	8,372	2%	7,538	2%

	12,172		10,067		10,481

Advisory and administrative fees:
Institutional and individual accounts	21,309	6%	18,781	4%	14,111	2%
Money market funds	5,325	2%	5,546	1%	6,019	1%
Other	3,409	1%	1,345	—	724	—

	30,043		25,672		20,854

Net gains on principal transactions:
Investment in Knight Trading Group, Inc.	24,251	7%	15,480	4%	83,570	14%
Equity securities	11,670	4%	22,198	5%	50,748	9%
Municipal securities	1,599	—	1,318	—	1,046	—
Other	4,020	1%	6,090	1%	2,098	—

	41,540		45,086		137,462

Other:
Other fee revenue from clearing operations	6,320	2%	8,638	2%	9,151	2%
Non-interest bank revenue	5,056	1%	6,893	1%	3,966	1%
Floor brokerage	2,520	1%	2,214	1%	2,353	—
Other	2,990	1%	6,318	1%	4,198	1%

	16,886		24,063		19,668

Total revenue	$332,150	100%	$470,702	100%	$589,086	100%

(c)  Narrative Description of Business

At June 28, 2002, we employed 1,004 individuals. SWS Securities employed 792 of these individuals, 133 of whom were full-time retail representatives. In addition, 414 full-time retail representatives were affiliated as independent contractors. Through our broker/dealer subsidiaries, we provide full-service securities brokerage services to approximately 240,000 client accounts. Through our securities clearance unit, we provide securities services to approximately 80,000 additional client accounts. No single client accounts for a material percentage of our total business.

BROKERAGE SERVICES

SWS Securities, Inc.    SWS Securities’ activities include execution and clearing of securities transactions, individual and institutional securities brokerage, securities lending, management of and participation in underwriting of equity and fixed income securities, market making in corporate securities and research and investment advisory services. For the year ended June 28, 2002, revenues of SWS Securities accounted for approximately 59% of consolidated revenues.

SWS Securities is a member firm of the NYSE, the American Stock Exchange, Inc. and the Chicago Stock Exchange, Inc. It is also a member of the NASD, the SIPC, and other regulatory and trade organizations. SIPC provides protection for clients up to $500,000 each with a limitation of $100,000 for claims for cash balances. SWS Securities purchases insurance which, when combined with the SIPC insurance, provides total coverage in certain circumstances of up to $25 million per client for securities held in clients’ accounts with no aggregate limit.

Execution and Clearing.    SWS Securities provides clearing and execution primarily on a fully-disclosed basis for other broker/dealers including general securities broker/dealers, bank affiliated firms and those firms specializing in high volume trading. In a fully disclosed clearing transaction, the identity of the correspondent’s client is known to SWS Securities, and SWS Securities physically maintains the client’s account and performs a variety of services as agent for the correspondent. SWS Securities provides clearing and execution services for 232 correspondents throughout the United States and Europe. Correspondent firms are charged fees based on their use of services according to a clearing schedule. Besides service charges realized from securities clearing activities, SWS Securities also earns interest income. SWS Securities extends credit directly to its customers, the customers of correspondent firms and the correspondent firms themselves in order to facilitate the conduct of customer and correspondent securities transactions. This credit is termed margin lending. The correspondents indemnify SWS Securities against margin losses on their customers’ accounts. SWS Securities also extends margin credit directly to correspondents to the extent that such firms pledge proprietary assets as collateral. Since SWS Securities must rely on the guaranties and general creditworthiness of the correspondents, SWS Securities may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

SWS Securities’ correspondent relationships are with a wide range of general securities broker/dealers and bank-affiliated broker/dealers, including a number of high-volume trading firms. These firms specialize in providing services to those customers who trade actively on a daily basis. As of June 28, 2002, SWS Securities provided clearing services for 15 of these firms. The nature of services provided to the customers of these firms and the internal costs necessary to support them are substantially different from the standard correspondent relationship and, accordingly, fees for services to these correspondents are discounted 50-95% from the fees normally charged to other customers. The following table reflects the number of client transactions processed for each of the last three years and the number of correspondents at the end of each year:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Tickets for high-volume trading firms	49,536,038	59,180,312	57,045,597
Tickets for general securities broker/dealers	1,435,030	1,104,326	1,504,108
Tickets for internal correspondents	393,207	496,874	545,733
Tickets for SWS Securities account executives	916,057	542,275	516,699

Total tickets	52,280,332	61,323,787	59,612,137

Correspondents	232	207	200

In addition to clearing trades, SWS Securities provides other products and services to its correspondents such as recordkeeping, trade reporting, accounting, general back-office support, securities lending, reorganization and custody of securities. SWS Securities also attempts to enrich its correspondent relationships by advising the correspondent on communications and networking functions as well as making available to them a variety of non-brokerage products and services on favorable terms.

The terms of SWS Securities’ agreements with its correspondents define the allocation of financial, operational and regulatory responsibility arising from the clearing relationship. To the extent that the correspondent has available resources, SWS Securities is protected against claims by customers of the correspondent arising from actions by the correspondent; however, if the correspondent is unable to meet its obligations, dissatisfied customers may attempt to seek recovery from SWS Securities.

Individual and Institutional Securities Brokerage.    As a securities broker, SWS Securities acts as agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter (“OTC”) market. In most cases, SWS Securities charges commissions to its retail clients, on both exchange and OTC transactions, in accordance with its established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. SWS Securities discounts its commissions substantially on institutional transactions based on trade size and the amount of business conducted annually with each institution. For certain fee-based accounts, a fee is charged in lieu of standard commissions. In addition, SWS Securities sells a number of professionally managed mutual funds and maintains dealer-sales agreements with most major distributors of mutual fund shares sold through broker/dealers. Some account executives employed by SWS Securities maintain a license to sell certain insurance products. SWS Securities is registered with the Commodity Futures Trading Commission as a non-guaranteed introducing broker and is a member of the National Futures Association. SWS Securities is a fully disclosed client of two of the largest futures commodity merchants in the United States.

At June 28, 2002, SWS Securities had ten retail brokerage offices, three located in Dallas and one each in Georgetown, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; and Albuquerque and Santa Fe, New Mexico. In addition, SWS Securities has bond brokerage offices in Dallas, Chicago, Los Angeles and New York; and institutional sales offices in Dallas and Milwaukee, Wisconsin. SWS Securities also has trading offices in Dallas and Brighton, Michigan.

Customer Financing.    Client transactions in securities are effected on either a cash or margin basis. In margin transactions, the client pays a portion of the purchase price, and SWS Securities makes a loan to the client for the balance, collateralized by the securities purchased or by other securities owned by the client. SWS Securities provides financing for margin transactions for its own clients as well as correspondents’ clients. SWS Securities may extend credit on a margin basis directly to correspondents to the extent the correspondent holds securities positions for their own account. Interest is charged, at a floating rate, to clients on the amount borrowed to finance margin transactions. The rate charged is dependent on the average net debit balance in the client’s accounts, the activity level in the accounts and the applicable cost of funds. The amount of the loan is subject to the margin regulations (“Regulation T”) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and SWS Securities’ internal policies, which in many instances are more stringent than Regulation T or NYSE requirements. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, the NYSE regulates the percentage of client cash or securities that must be on deposit at all times as collateral for the loans.

In permitting clients to purchase on margin, SWS Securities is subject to the risk of a market decline, which could reduce the value of its collateral below the client’s indebtedness. Agreements with margin account clients permit SWS Securities to liquidate clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, SWS Securities may be unable to liquidate clients’ securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged, or a stop order is issued with regard to pledged securities.

The primary source of funds to finance clients’ margin account balances is credit balances in clients’ accounts. SWS Securities generally pays interest to clients on these credit balances at a rate determined periodically. Available credit balances are used to lend funds to SWS Securities customers purchasing securities on margin. Securities and Exchange Commission (“SEC”) regulations restrict the use of clients’ funds to the financing of clients’ activities including margin account balances. Excess customer credit balances are invested in short-term securities segregated for the exclusive benefit of customers as required by SEC regulations. SWS Securities generates net interest income from the positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances.

Securities Lending Activities.    SWS Securities performs securities lending services for its own clients, clients of correspondents and correspondents themselves as well as for other broker/dealers and lending institutions. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker/dealers for similar purposes.

When borrowing securities, SWS Securities is required to deposit cash or other collateral, or to post a letter of credit with the lender and SWS Securities generally receives a rebate (based on the amount of cash deposited) or a fee calculated to yield a negotiated rate of return. When lending securities, SWS Securities receives cash or similar collateral and generally pays interest (based on the amount of cash deposited) to the other party to the transaction. Generally, SWS Securities earns net interest income based on the spread between the interest rate on cash or similar collateral deposited and the interest rate paid on cash or similar collateral received.

Securities borrowing and lending transactions are generally executed pursuant to written agreements with counter-parties which require that securities borrowed and loaned be marked-to-market on a daily basis, excess collateral be refunded, and deficit collateral be furnished. Margin adjustments are usually made on a daily basis through the facilities of various clearinghouses. SWS Securities is a principal in these securities borrowing and lending transactions and becomes liable for losses in the event of a failure of any other party to honor its contractual obligation. SWS Securities’ management sets limits on transaction volumes with each counter-party and reviews these limits on a weekly basis to monitor the risk level with each counter-party.

The securities lending business is conducted primarily out of SWS Securities’ New Jersey office using a highly specialized sales force. Competition for these professionals is intense and there can be no assurance that SWS Securities will be able to retain these securities lending professionals.

Investment Banking and Underwriting Activities.    SWS Securities earns investment banking revenues by assisting corporate clients in planning to meet their financial needs and advising them on the most advantageous means of raising capital. We manage or co-manage public offerings of securities or arrange private placements of securities with institutional or individual investors. In addition, SWS Securities provides other consulting services, including valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

The syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises SWS Securities’ selling allotments to its branch office system, to institutional clients and to other broker/dealers.

SWS Securities is also among the leaders in the Southwest in the origination, syndication and distribution of securities of municipalities and political subdivisions. The public finance department provides professional financial advisory and underwriting services to public entities. SWS Securities maintains public finance branch offices in San Antonio, Austin and Houston, Texas; San Diego and Newport Beach, California; New York, New York; and Boston, Massachusetts.

The following table sets forth, for the last three fiscal years, the number and dollar amounts, using the full credit to the co-manager method, of municipal bond offerings senior-managed or co-managed by SWS Securities:

Fiscal Years	Number of Issues	Aggregate Amount of Offerings
2002	223	$14,047,697,000
2001	136	$3,083,979,000
2000	158	$3,414,729,000

Participation in underwritings, both corporate and municipal, can expose SWS Securities to material risk, since the possibility exists that securities it has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.

Market Making Activities.    SWS Securities is a market maker in OTC and exchange-listed equity securities as well as a dealer in tax-exempt and governmental fixed income securities. Trading securities in the OTC market involves the purchase of securities from and the sale of securities to our own clients or to other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. At June 28, 2002, SWS Securities acted as a market maker in 835 OTC common stocks and 664 exchange-listed stocks. SWS Securities frequently acts as agent in the execution of OTC orders for its clients and, as such, transacts these trades with other dealers. When SWS Securities receives a client order in a security in which it makes a market, it may act as principal as long as it matches or improves upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Regulations require that client limit orders be satisfied prior to the brokerage firm buying securities into or selling the securities from their own inventory at the same price.

SWS Securities executes principal transactions to facilitate individual and institutional customer trades. SWS Securities also maintains certain inventory positions for its own accounts. These inventories require the commitment of capital and expose the Company to the risk of a loss if market prices of the securities held in inventory decrease. General market conditions, interest rates and the financial prospects for issuers of such securities may affect the market prices of securities held in inventory. We have established internal guidelines to limit the size and risk of inventories. Management periodically reviews these guidelines.

Research Activities.    SWS Securities has a research department that provides analysis, investment recommendations and market information with an emphasis on companies located in certain industries. At June 28, 2002, SWS Securities had 15 senior securities analysts publishing research on 122 companies. The department focuses on particular industry groups, including consumer products and services, health care, energy and technology.

Information Technology.    Information technology is an integral part of SWS Securities’ clearing and brokerage activities. SWS Securities currently operates a computing system that uses Comprehensive Software Systems, Inc. (“CSS”) software for all customer transactions. This software was developed by CSS, a joint venture with SWS Securities and several other broker/dealers.

The CSS system is a Microsoft-based architecture utilizing Microsoft Visual Basic, Window NT, C++ and SQL 2000 and is fully compatible with off-the-shelf Microsoft applications such as Word, Excel and PowerPoint. Since CSS is based on an open architecture, SWS Securities is able to operate the system on standardized servers.

SWS Securities operates sophisticated hardware and software to execute and process securities transactions (back-office) and is engaged in continuing software development and regular up-grades on its computer hardware.

SWS Securities continues to invest in Internet and other communications technology. SWS Securities is currently providing Internet access to account information for certain correspondents and expects to expand this service. SWS Securities also provides Internet service for correspondents and other end users, as well as employees. Internet and other communication mechanisms may expose SWS Securities to increased risk of unauthorized access to data systems.

SWS Financial Services, Inc.    SWS Financial is an NASD member broker/dealer that contracts with 414 individual registered representatives who are NASD licensed salespersons for the conduct of their securities business. SWS Financial is a correspondent of SWS Securities. While these registered representatives must conduct all of their securities business through SWS Financial, their contracts permit them to conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than SWS Securities’ account executives to compensate them for their added expenses.

Mydiscountbroker.com, Inc.     Mydiscountbroker is an NASD member broker/dealer specializing in deep discount brokerage services with an emphasis in trading over the Internet. Although Mydiscountbroker’s brokers do not provide investment advice or recommendations, they do offer clients the information needed, including quotes, market news, and trends, to make informed investment decisions. Mydiscountbroker’s brokers work on a salary, rather than commission.

May Financial Corporation     May Financial is an NASD member broker/dealer that conducts trading operations as a principal trading for its own account.

ASSET MANAGEMENT AND TRUST SERVICES

SWS Capital Corporation     SWS Capital was established in 1994 and administers the LOGIC program. The LOGIC program is targeted to the needs of cities, counties, schools and other local governments across Texas and conforms with the Interlocal Cooperation Act and the Public Funds Investment Act of the Texas Government Code. This program allows participants to pool their available funds, resulting in increased economies of scale, which allow higher returns while maintaining a high degree of safety and liquidity.

BANKING

First Savings Bank     First Savings is a federally chartered savings association organized and existing under the laws of the United States. Headquartered in Arlington, Texas, the Bank conducts business from its main office and a drive-thru facility. First Savings has branch locations in Arlington, Granbury and Dallas, Texas and also has two loan production offices in northeast Tarrant County and Dallas.

First Savings offers services, such as certificates of deposit, checking and savings accounts, through traditional channels as well as through its Internet division, MyBankUSA.com. The Bank’s deposits are insured by the Savings Association Insurance Fund (“SAIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits for each depositor.

First Savings focuses on several sectors of the residential housing market, including interim construction lending and short term funding for mortgage bankers. In addition, the Bank originates commercial loans and purchases loans or pools loans for investment. First Savings also engages in purchasing non-prime loans collateralized by liens on automobiles through its operating subsidiaries, described in the following paragraphs.

FSB Financial, LTD    FSB Financial, LTD, a Texas limited partnership (“FSB Financial”), purchases non-prime loans collateralized by liens on automobiles and light trucks. The loans are generally originated by car dealerships and other institutions dealing in such consumer paper. First Savings currently owns approximately 75% of the voting interest in FSB Financial.

FSB Development, LLC     FSB Development, LLC, a Texas limited liability company (“FSB Development”), currently owns a 69% limited partnership interest in Harley Associates, Ltd., a Texas limited partnership (“Harley Associates”). Harley Associates develops single-family residential lots in the Dallas-Fort Worth metropolitan area. The lots are sold to high volume builders whose operating history indicates they will have the ability to complete such development. First Savings is currently the sole member of FSB Development.

Sale of First Consumer Credit    In October 2001, First Savings sold its interest in its minority-owned subsidiary First Consumer Credit, LLC (“First Consumer”), receiving $1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. (“USHS”), a company publicly traded on NASDAQ. The shares of USHS were dividended to SWS Group, Inc. and were recorded at fair market value. First Savings recorded a gain of approximately $1,163,000 on the sale of First Consumer.

WESTWOOD GROUP

Westwood Group Spin-Off

On June 28, 2002, our share of the Westwood Group was distributed to our stockholders in a spin-off transaction. The Westwood Group was formed in December 2001 as a holding company for Westwood Management Corporation (“Westwood Management”) and Westwood Trust (“Westwood Trust”) and constituted a part of our asset management segment. The operations of the Westwood Group are included in our consolidated results of operations; however, the Westwood Group is no longer a part of our ongoing operations.

Westwood Management Corporation    Westwood Management was and continues to be a registered investment advisor founded in 1983 by Susan M. Byrne, who continues to serve as its President and Chief Executive Officer. The firm, which has headquarters in Dallas, manages equity, fixed income and balanced accounts for a diverse clientele, including corporate plan sponsors, charitable institutions, educational endowments and public funds. In addition, Westwood Management manages the Gabelli-Westwood Family of Mutual Funds, which is available to both taxable and non-taxable investors.

Westwood Trust    Westwood Trust was established in 1974 and provides trust, custodial and other management services to estates, charitable and other trusts and retirement plans established by high net worth individuals and corporations throughout Texas and the Southwest. Westwood Trust is chartered and regulated by the Texas Department of Banking.

See “Management Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Westwood Spin-Off” and Note 2 to the Consolidated Financial Statements contained in this Report.

OTHER SERVICES

SWS Technologies Corporation    SWS Technologies Corporation (“SWS Technologies”) provides Internet-related services, including high-speed connectivity, co-location, Web hosting and technical support, as well as disaster recovery services. Substantially all the services provided by SWS Technologies were consolidated into our brokerage operations in June 2002 or were discontinued.

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

We compete with other securities firms and with banks, insurance companies and other financial institutions principally on the basis of service, product selection, price, location and reputation in local markets. We operate at a price disadvantage to discount brokerage firms that do not offer equivalent services. SWS Securities competes for the correspondent clearing business on the basis of service, price, technology, product selection and reputation. We compete in asset management services with other portfolio managers principally based on portfolio performance, price and service.

TRADEMARKS

We own various registered trademarks and service marks, including “Internet DFW,” “Investorview,” “My Discount Broker,” “Mydiscountbroker.com,” “My View,” “Net Success,” “Ric O’Chet,” “Southwest Securities,” “Sovereign Securities,” “SWS Technologies” and “Teleteam.” We also own various design marks related to logos for various business segments. We do not consider any of these marks to be materially important to any of our business segments.

REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. SWS Securities, SWS Financial and Mydiscountbroker are registered in all 50 states. SWS Securities is also registered in Puerto Rico. Southwest Clearing is registered in all 50 states except New York. May Financial is registered in Michigan, New Jersey, South Carolina and Texas.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker/dealers. See Note 16 of the notes to consolidated financial statements for further description of certain SEC regulations.

First Savings, as a federal savings bank, is registered with the Office of Thrift Supervision (“OTS”) and is subject to OTS regulation, examination, supervision and reporting requirements. Regulations applicable to the Bank generally relate to lending and investment activities, payment of dividends and maintenance of appropriate levels of capital. Failure to comply with these regulations may be considered an unsafe and unsound practice and may result in the imposition by the OTS of various sanctions. Because the Bank’s deposits are insured by the SAIF, the FDIC also has the authority to conduct special examinations. First Savings is required to file periodic reports with the OTS describing its activities and financial condition. This supervision and regulation is intended primarily for the protection of the Bank’s depositors.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their respective ages and positions, followed by a brief description of their business experience over the past five years. Each such person has been elected to the indicated office by our board of directors.

Name	Age	Position
Donald W. Hultgren	45	Director and Chief Executive Officer
William D. Felder	44	President
Kenneth R. Hanks	48	Executive Vice President, Chief Financial Officer and Treasurer
Stacy M. Hodges	39	Executive Vice President
Daniel R. Leland	41	Executive Vice President
Richard H. Litton	55	Executive Vice President
W. Norman Thompson	46	Executive Vice President and Chief Information Officer
Paul D. Vinton	53	Executive Vice President
Bill Yancey	46	Exedcutive Vice President

Donald W. Hultgren was elected Director and Chief Executive Officer in August 2002. He served as Executive Vice President and Director of Capital Markets from March 2000 to August 2002. From 1989 to 2000, Mr. Hultgren was employed with Raymond James & Associates in various capacities including Managing Director in the Healthcare sector of Corporate Finance and Director of Research. He is a member of the Association of Investment Management and Research and a member of the Advisory Committee for the University of Texas MBA Investment Fund.

William D. Felder was elected President in August 2002. He served as Executive Vice President from December 1995 to August 2002 and prior to that as Senior Vice President from 1993 to 1995. Mr. Felder has been associated with SWS Securities in various other capacities since 1980, including director since August 1993 and Senior Vice President in charge of Clearing Services from 1988 to 1998. Mr. Felder is a past Chairman of the District 6 Business Conduct Committee of the NASD and a past member of the Board of Governors of the Chicago Stock Exchange.

Kenneth R. Hanks was elected Treasurer and Chief Financial Officer in August 2002 and has served as Executive Vice President since June 1996. He served as Chief Operating Officer from August 1998 to August 2002. Mr. Hanks was the Chief Financial Officer from June 1996 to August 1998 and has been a director of SWS Securities since June 1997. Mr. Hanks served in various executive capacities of Rauscher Pierce Refsnes, Inc. from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with the NASD and formerly served as a member of the NASD’s District 6 Business Conduct Committee.

Stacy M. Hodges has served as Executive Vice President since February 1999. She served as Treasurer and Chief Financial Officer from August 1998 to August 2002. Ms. Hodges was Controller from September 1994 to August 1998. Ms. Hodges has been a director and Chief Financial Officer of SWS Securities since June 1997. Prior to joining SWS Securities, Ms. Hodges was a Senior Audit Manager in the Financial Services division of KPMG LLP. Ms. Hodges is a member of the Texas Society of CPAs.

Daniel R. Leland has served as Executive Vice President since February 1999. He was elected President and Chief Executive Officer of SWS Securities in August 2002. He served as Executive Vice President of SWS Securities from July 1995 to August 2002. He has been in charge of the Fixed Income Division since November 1997 and Mydiscountbroker, SWS Financial and the Private Client Group since July 2000. Mr. Leland began his career at Barre & Company in June 1983 where he was employed in various capacities in fixed income sales and trading before becoming President of Barre & Company in 1993. Mr. Leland has been an arbitrator for the NASD and is a past Vice Chairman of the District 6 Business Conduct Committee.

Richard H. Litton has served as Executive Vice President and Executive Vice President of SWS Securities in charge of the Public Finance Division since July 1995. Previously, Mr. Litton was President of a regional investment bank and headed the Municipal Group in the Southwest for Merrill Lynch. Mr. Litton served on various advisory committees for the Texas House of Representatives’ Financial Institutions Committee, is past member and director of the Municipal Advisory Council of Texas and is a past member of the Marketing Committee of the Public Securities Association. He currently represents SWS Securities on the Bond Market Association’s Legal and Legislative Committee.

W. Norman Thompson has served as Executive Vice President and Chief Information Officer since January 1995. Mr. Thompson was associated with Kenneth Leventhal & Co. (now a part of Ernst & Young LLP) in various capacities ranging from Audit Manager to Senior Consulting Manager from 1987 to 1994. Previously, Mr. Thompson was an auditor with KPMG LLP from 1981 to 1987. In the capacities he held with both Kenneth Leventhal & Co. and KPMG LLP, he was heavily involved in Information Technology auditing and consulting.

Paul D. Vinton has served as Executive Vice President since November 1998 and as Senior Vice President of SWS Securities since June 1995. Mr. Vinton was associated with Stephens Inc. in various capacities from 1993 through 1995. Mr. Vinton has been employed within the securities industry since 1972 with various firms dealing primarily in operational, clearance and settlement activities. Mr. Vinton has served on various industry group boards including most recently the Depository Trust Company Settlement Advisory Board.

Bill Yancey was elected Executive Vice President in August 2002. Since September 1990, Mr. Yancey has served in various capacities at SWS Securities, including Senior Vice President and Manager of Equity Trading at SWS Securities from April 1995 to August 2002. From 1983 to 1990, he worked for a regional clearing firm as Senior Vice President and Producing Manager of Equity Trading. Mr. Yancey is a long-time director and past- president of the Dallas Security Dealers Association. He is also a member of the Board of Governor’s of the Security Traders Association and serves on the NASDAQ’s Quality of Markets Committee.

Item 2.    Properties

Our executive offices are located in approximately 188,000 square-feet of leased space in an office building in Dallas, Texas. The lease expires in 2008. Our branch office locations are leased and generally do not exceed 5,000 square feet of space. We conduct our clearing operations primarily in the Dallas headquarters and our office in New York, and our securities lending activities are primarily conducted from our office in New Jersey. We have ten retail brokerage offices, three located in Dallas, Texas and one each in Georgetown, Longview, Lufkin, Nacogdoches and San Antonio, Texas; and Albuquerque and Santa Fe, New Mexico. We have public finance branch offices in San Antonio, Austin and Houston, Texas; San Diego and Newport Beach, California; New York, New York; and Boston, Massachusetts. We have fixed income branch offices in Chicago, Illinois, Los Angeles, California and New York, New York. We have a trading office in Brighton, Michigan and a capital markets office in Milwaukee, Wisconsin. We also have a disaster recovery site in Dallas.

First Savings leases its approximately 22,000 square-foot main office located in Arlington, Texas and branch offices in Dallas and Granbury, Texas, and leases separate space in northeast Tarrant County and Dallas for loan production offices. The Bank owns a drive-in facility located next to the main office and branch offices in Arlington, Texas. Our present facilities and equipment are adequate for current and planned operations.

Item 3.    Legal Proceedings

Dottie Boykin, Individually and as Next Friend of Vielle Nichole Boykin, a Minor Child v. Westwood Trust (District Court, Alabama).    In connection with the Westwood Group spin-off, we have agreed to indemnify the Westwood Group from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy because it is subject to various pending legal actions and judgments. The bankruptcy petition seeks the liquidation of a block of land, the only asset of the Boykin Trust. We settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. We believe that the resolution of the remaining issues associated with the Boykin Trust will not have a material impact on the consolidated financial statements.

SWS Securities, Inc. v. International Trading Group I, Inc. and Dan Carter (NASD Arbitration).    On October 21, 1999, we filed an arbitration claim with the NASD against a former correspondent broker/dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. On January 22, 2001, we obtained a $4.7 million award against the correspondent broker/dealer but were unsuccessful in our cause against the individual principal. To date, we have been unsuccessful in collecting this award, and we have therefore fully reserved for this margin loan.

In the general course of our brokerage business and the business of clearing for other brokerage firms, we and our subsidiaries have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. First Savings is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in any material adverse effect on our business, consolidated financial condition or operating results.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the New York Stock Exchange, Inc. under the symbol “SWS”. At September 18, 2002, there were 145 holders of record of our common stock and in excess of 10,000 total holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2002
Cash dividend declared per common share	$.10	$.10	$.10	$.10
Stock price range
High	$21.82	$25.65	$26.83	$21.78
Low	$15.48	$17.03	$17.78	$18.20

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2001(1)
Cash dividend declared per common share	$.082	$.082	$.082	$.082
Stock price range
High	$33.52	$25.74	$27.95	$21.56
Low	$23.75	$18.24	$16.64	$14.82

(1)	Adjusted to reflect ten percent stock dividend effective August 1, 2001.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA
(In thousands, except ratios and per share amounts)

	Year Ended
	June 28, 2002	June 29, 2001(3)	June 30, 2000(6)	June 25, 1999(6)	June 26, 1998(6)
Consolidated Operating Results:
Total revenue	$332,150	$470,702	$589,086	$372,345	$319,117
Net revenue	$266,343	$299,124	$411,002	$259,551	$205,322
Net income (loss)	$(7,184)	$18,403	$94,234	$38,441	$31,023
Earnings per share—basic(2)
Income (loss) before cumulative effect of change in accounting principles	$(.42)	$1.22	$5.40	$2.21	$1.79
Net income (loss)	$(.42)	$1.06	$5.40	$2.21	$1.79
Earnings per share—diluted(2)
Income (loss) before cumulative effect of change in accounting principles	$(.42)	$1.21	$5.35	$2.20	$1.78
Net income (loss)	$(.42)	$1.05	$5.35	$2.20	$1.78
Weighted average shares outstanding—basic(2)	17,216	17,409	17,447	17,383	17,356
Weighted average shares outstanding—diluted(2)	17,216	17,501	17,604	17,471	17,380
Cash dividends declared per common share(2)	$.40	$.33	$.26	$.21	$.17
Consolidated Financial Condition:
Total assets	$3,363,653	$3,783,318	$5,229,035	$4,559,164	$3,490,621
Long-term debt(4)	$20,479	$20,589	$65,856	$54,430	$4,623
Stockholders’ equity	$255,285	$298,503	$291,140	$289,700	$147,680
Shares outstanding(2)	17,241	17,248	15,893	14,406	13,278
Tangible book value per common share(1)(2)	$14.43	$16.83	$16.25	$16.20	$8.07
Ratio of earnings to fixed charges(5)	—	1.2	1.8	1.5	1.4
Bank Performance Ratios:
Return on assets	1.4%	2.3%	4.6%	4.6%	4.0%
Return on equity	15.6%	24.6%	48.0%	50.1%	51.7%
Equity to assets ratio	9.1%	9.4%	9.5%	9.2%	7.8%
Dividend payout ratio	13.6%	—	44.4%	63.9%	46.9%

(1)
For purposes of calculating tangible book value per share, stockholders’ equity is adjusted to consider goodwill of $6,493,000 at June 28, 2002, $8,303,000 at June 29, 2001, $7,048,000 at June 30, 2000, $7,244,000 at June 25, 1999 and $7,558,000 at June 26, 1998, and shares outstanding are adjusted to reflect stock dividends declared in subsequent fiscal years. Goodwill at June 29, 2001 and June 30, 2000 was restated for the change in accounting for the Company’s investment in Comprehensive Software Systems, Ltd. (“CSS”) from the cost basis to the equity method. Goodwill previously reported was $6,821,000 at June 29, 2001 and $6,958,000 at June 30, 2000.

(2)	Adjusted to reflect a five percent dividend effective August 3, 1998 and the ten percent stock dividends effective August 2, 1999, August 1, 2000 and August 1, 2001.
(3)
Restated for the change in accounting method for the Company’s investment in CSS from the cost basis to the equity method. Previously reported amounts for fiscal 2001 consolidated operating results were as follows: net income was $19,339,000; earnings per share—basic, before the cumulative effect of a change in accounting principles, was $1.27; earnings per share—basic was $1.11; earnings per share—diluted, before the cumulative effect of a change in accounting principles, was $1.26; and earnings per share—diluted was $1.10. Additionally, total assets were previously reported as $3,784,757,000 and stockholders’ equity was previously reported as $299,439,000 on the consolidated statement of financial condition. Tangible book value was previously reported as $16.97 in fiscal 2001.

(4)	Includes subordinated notes, capital leases and Federal Home Loan Bank advances with maturities in excess of one year.
(5)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and fixed charges consist of interest expense and one-third of rental expense which is deemed representative of an interest factor. Due to the Company’s net loss before income taxes and minority interest in consolidated subsidiaries in 2002, the coverage ratio was less than 1:1; therefore, the Company must generate additional earnings of $7,385,000 to achieve a coverage ratio of 1:1.

(6)
Adjusted to reflect the acquisition of ASBI Holdings, Inc. in fiscal 2000, accounted for as a pooling-of-interests. Share and per share amounts adjusted for the issuance of 2,600,000 shares of the Company’s common stock in conjunction with the acquisition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

SWS Group, Inc. (the “Parent”) and subsidiaries (collectively, the “Company”) are primarily engaged in securities execution and clearance, securities brokerage, investment banking, securities lending and borrowing and trading as a principal in equity and fixed income securities. The Company also engages in full-service banking and asset management activities. All of these activities are highly competitive and are sensitive to many factors outside the control of the Company, including volatility of securities prices and interest rates; trading volume of securities; economic conditions in the regions where the Company does business; income tax legislation; and demand for financial services. While brokerage revenues are dependent upon the level of trading and underwriting volume, which may fluctuate significantly, a large portion of the Company’s expenses remains fixed. Consequently, net operating results can vary significantly from period to period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 to the consolidated financial statements.

Contingencies.    Accounting for contingencies requires the use of judgment and estimates in assessing the magnitude of the exposure and the likely outcome of the situation. In many cases, the outcome will be determined by third parties, which may include governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and, when warranted, in consultation with outside legal counsel. Management evaluates and revises its estimates on a quarterly basis. Resolution of these matters in amounts different from what has been accrued in the consolidated financial statements could materially impact the Company’s financial position and results of operations.

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

The Company also holds strategic investments in several privately-held companies, which are recorded at cost, or on the equity method of accounting, on the Company’s consolidated statements of financial condition. Generally accepted accounting principles require that these holdings be evaluated for declines in market value below cost that may be other than temporary. Determination of the market value for these privately-held companies requires the use of judgment. General market conditions, as well as company-specific events, could indicate a decline in value. The consolidated financial statements could be materially impacted should a write-down from cost be necessitated. See Equity Method Investment discussion below.

Long-Lived Assets and Goodwill.    The Company periodically assesses the impairment of its long-lived assets and goodwill using judgment as to the effects of external factors, including market conditions. Judgment is also required in projecting future operating results. If actual external conditions and future operating results differ from the Company’s judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate market value. See Impairment of Long-Lived Assets and Equity Method Investment discussion below.

Allowance for Probable Loan Losses.    The Company provides an allowance for probable loan losses, which is increased by charges to income and decreased by charge-offs, net of recoveries. Management regularly reviews this allowance based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Should actual losses differ from management’s estimates, the consolidated financial statements could be materially impacted.

RESULTS OF OPERATIONS

Net income (loss) for the fiscal years ended June 28, 2002, June 29, 2001 and June 30, 2000 totaled $(7,184,000), $18,403,000 and $94,234,000, respectively, representing a decrease of $25,587,000, or 139% from fiscal 2001 to 2002 and $75,831,000, or 80% from fiscal 2000 to 2001.

SFAS No. 133 and Sales of Knight Stock.    The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, in the first quarter of fiscal 2001 created a non-cash earnings impact in both fiscal 2002 and 2001. SFAS No. 133 is applicable to the Company’s 5% Exchangeable Subordinated Notes (“Notes”), issued in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”). The DARTS contain an equity-based derivative designed to hedge changes in fair value of the Company’s investment in Knight Trading Group, Inc. (“Knight”) common stock. At the option of the Company, the principal of the Notes can be paid in shares of the Knight at maturity. This embedded derivative has been designated as a fair value hedge of the Company’s investment in Knight shares.

SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. Under SFAS No. 133, the Company recognized a net transition loss in the first quarter of fiscal 2001, which includes gains on the change in the value of the embedded derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income (loss). The net transition loss represents the differences in the time value of money related to the embedded derivative.

For fiscal 2002 and 2001, the Company recognized losses of $253,000 and $2,199,000, respectively, in the consolidated statements of income (loss) and comprehensive income (loss), representing the change in the time value of money in the embedded derivative. Under SFAS No. 133, the related change in the time value of money in the embedded derivative and the changes in the fair value of the embedded derivative, along with the change in fair value of the hedged Knight shares, will be calculated on a quarterly basis and recognized in the consolidated statements of income (loss) and comprehensive income (loss) until such time as the fair value hedge ceases to exist.

In December 2000, the Company repurchased 640,782, or 63%, of the Company’s 1,014,332 outstanding DARTS at a cost of approximately $17 million and recorded no material gain or loss on the repurchase. A like number of Knight shares was released from the hedging provisions of SFAS No. 133. Upon final disposition of these previously hedged shares of Knight stock, the Company recognized a non-cash gain of approximately $23.50 per share, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000).

For the fiscal year ended June 28, 2002, the Company sold 532,634 shares of Knight with cash proceeds from the sales totaling $5,063,000. Realized cash gains on these sales totaled $4,994,000 for the fiscal year ended June 28, 2002. As all of the shares sold in fiscal 2002 were previously hedged stock under SFAS No. 133, the Company recorded a $19,257,000 non-cash gain on sale of stock in net gains from principal transactions in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Therefore, total gains related to the sales of Knight common stock were $24,251,000 during fiscal 2002.

In fiscal 2001, the Company sold 646,292 shares of Knight with proceeds from the sales totaling $11,488,000, and realized cash gains on these sales totaling $11,405,000. Of the shares sold in fiscal 2001, 108,148 shares were previously hedged stock, therefore, a $4,075,000 non-cash gain on sale of stock was recorded in net gains from principal transactions in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Therefore, total gains related to the sales of Knight common stock were $15,480,000 during fiscal 2001. In fiscal 2000, the Company sold 1,797,224 shares of Knight with proceeds from the sales totaling $83,802,000, with realized gains on these sales totaling $83,570,000.

Of the Knight shares sold in fiscal 2002, 206,634 Knight shares were sold at a gain of $1,304,000 in order to reduce the Company’s position and relative risk in Knight. The remaining shares sold during fiscal 2002 were sold to fund the advertising commitment of Mydiscountbroker.com, Inc. (“Mydiscountbroker”), the Company’s on-line brokerage subsidiary. All shares sold in fiscal 2001 were sold to fund Mydiscountbroker’s advertising commitments. In fiscal 2000, the Company sold 1,525,750 shares of Knight at a gain of $72,917,000 for general corporate purposes. Remaining shares sold in fiscal 2000 were used to fund the aforementioned advertising commitments of Mydiscountbroker. Knight sales benefiting Mydiscountbroker are discussed below in Advertising and Promotional.

At June 28, 2002 and June 29, 2001, the Company held 373,550 shares and 906,184 shares of Knight common stock, respectively, and had 373,550 DARTS outstanding as of both dates.

Westwood Group Spin-Off.    On December 12, 2001, Westwood Holdings Group, Inc. (the “Westwood Group”) was formed by the Company to be a holding company for two of the businesses that substantially comprise the asset management segment of the Company. Prior to December 14, 2001, the Westwood Group had no assets or operations. On December 14, 2001, the Company contributed all of the issued and outstanding common stock of two wholly owned subsidiaries, Westwood Management Corporation (“Westwood Management”) and Westwood Trust (“Westwood Trust”) to the Westwood Group and announced its intention to spin-off the Westwood Group to the Company’s stockholders. For financial statement purposes, the Westwood Group accounted for the contribution of Westwood Management and Westwood Trust to the Westwood Group as a reorganization of entities under common control at historical cost.

Also on December 14, 2001, the Company sold 1,065 shares of the Westwood Group’s common stock, constituting 19.8% of the Westwood Group’s outstanding common stock, to five of the Westwood Group’s executive officers for a cash consideration of $4,093,000, a price premised upon an understanding reached in October 2001 that the Company would sell the shares of Westwood Group common stock based on their value at September 30, 2001, after applying appropriate valuation discounts. The shares sold to management were not distributed in the spin-off. The difference between the book value of the minority interest and the purchase price at the date the sale was recorded by the Company as an increase of $518,000 to its additional paid-in capital.

The Westwood Group loaned its executive officers $4,093,000 on a full-recourse basis, evidenced by notes secured by the stock, payable in nine years bearing interest at 3.93%. Because the notes are receivable in connection with the sale of the Westwood Group’s common stock, they were recorded at their fair value of $3,536,000 as an offset to stockholders’ equity. The difference between the face amount of the notes and their fair value is due to the difference between the stated interest rate and an estimated market interest rate of 6.0%. The note receivable was distributed to stockholders as a part of the spin-off transaction and, accordingly, is not included in the consolidated statements of stockholders’ equity.

The difference between the fair value for financial reporting purposes of the stock on December 14, 2001, $7,512,000, and the fair value of the note, $3,536,000, was recorded as a compensation charge of $3,976,000. The difference between the value of the stock, $7,512,000, and the cash consideration paid to the Company of $4,093,000, is an expense incurred by the Company for the Westwood Group and is reflected as a compensation expense with the offset as a contribution to the Westwood Group’s additional paid-in capital. On a consolidated basis, 80.18% of this charge, or $2,741,000, is reflected in the Company’s stockholders’ equity as additional paid-in capital. The remainder of the equity-based compensation expense is the difference between the face and fair value of the notes, $557,000.

The difference between the price paid for the stock by the executives and the fair value of the stock for financial reporting purposes on December 14, 2001, is attributable to changes in assets under management and the common stock prices of comparable public companies between September 30, 2001 and December 14, 2001. The amount of assets under management, which is a factor in determining the Westwood Group’s revenues, and the common stock prices of comparable public companies are significant considerations in estimating the Westwood Group’s value. In addition, the $4,093,000 valuation included a 35% discount for lack of marketability. For financial accounting purposes, no discount for lack of marketability was recorded, which accounts for $2,204,000 of the difference between $7,512,000 and $4,093,000.

In February 2002, the Westwood Group filed its registration statement on Form 10 with the Securities and Exchange Commission (“SEC”). In June 2002, the SEC declared the Westwood Group’s registration statement effective. Record date for the spin-off was June 17, 2002, with a distribution date of June 28, 2002. One share of Westwood Group stock was distributed to the Company’s stockholders for every four shares of the Company’s stock owned as of the close of business on the record date. Because the spin-off occurred on June 28, 2002, Westwood Group’s statement of financial condition is not included in the consolidated statement of financial condition as of that date; however, the Company’s share of Westwood Group’s operations is included in the consolidated statements of income (loss) and comprehensive income (loss) for fiscal 2002. During fiscal 2002, the Westwood Group generated $20,575,000 in revenue and $648,000 in net income. As of the date of the spin-off, the Westwood Group held $20,976,000 in total assets. For a detailed description of the financial condition and results of operations of the Westwood Group, see Note 2 to the consolidated financial statements.

In connection with the Westwood Group spin-off, the Company has agreed to indemnify the Westwood Group from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy because it is subject to various pending legal actions and judgments. The bankruptcy petition seeks the liquidation of a block of land, the only asset of the Boykin Trust. The Company settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. The Company’s management believes that the resolution of the remaining issues associated with the Boykin Trust will not have a material impact on the consolidated financial statements.

Equity Method Investment.    The Company is a part-owner of a software development company, Comprehensive Software Systems, Ltd. (“CSS”). CSS was formed in 1993 to develop a new brokerage front- and back-office system. The Company initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments by the Company, the Company’s ownership in CSS increased to 25.08% in fiscal 2002. Consequently, the Company implemented the equity method of accounting, prescribed by APB Opinion No. 18, to its investment in CSS. As required by Accounting Principles Board (“APB”) Opinion No. 18, the Company restated its fiscal 2001 financial statements to record its share of the undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill. The impact of the equity method of accounting for this investment prior to 2001 was immaterial to the consolidated financial statements. The Company recorded its portion of the loss from CSS’ operations of $2.9 million in fiscal 2002 and $1.1 million in fiscal 2001. The Company recorded amortization expense on the CSS goodwill of $370,000 in fiscal 2002 and $302,000 in fiscal 2001. At June 28, 2002, the Company determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, the Company wrote off the investment in CSS of $3,084,000 and the related goodwill of $933,000 in June 2002.

Impairment of Long-Lived Assets.    In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company recorded $6.3 million in charges related to leasehold and fixed asset impairments, resulting from consolidating and reorganizing certain business units. The impairment of fixed assets totaled $3.4 million, and represented 100% of the net book value of the fixed assets at the time of the charge. Leasehold impairments totaled $2.9 million, as determined by the present value of future cash flows on the impaired leases offset by estimated sublease income. These charges are included in occupancy, equipment and computer service costs on the consolidated statements of income (loss) and comprehensive income (loss). Of the charges discussed above, $5 million relates to the Parent and $1.3 million relates to SWS Technologies Corporation, both of which are included in the “other” business segment.

Sale of First Consumer Credit.    In October 2001, First Savings Bank, FSB (“First Savings” or “Bank”) sold its interest in its minority-owned subsidiary, First Consumer Credit, LLC (“First Consumer”), receiving

$1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. (“USHS”), a company publicly traded on NASDAQ. The shares of USHS were dividended to the Parent and were recorded at fair market value. First Savings recorded a gain of approximately $1,163,000 on the sale of First Consumer.

Income (Loss) Before Income Tax Expense (Benefit) and Minority Interest in Consolidated Subsidiaries (“Pretax Income (Loss)”).    The Company’s pretax loss was $(7,385,000) in fiscal 2002 versus pretax income of $34,962,000 in fiscal 2001. The table below calculates the Company’s pretax income (loss) excluding the impact of the material infrequent or unusual operating charges discussed above (in thousands).

	2002	2001	2000
Pretax income (loss)	$(7,385)	$34,962	$137,905
Non-cash impact of SFAS No. 133	(19,004)	2,546	—
Cash gain on sale of Knight common stock	(1,304)	—	(70,832)
Westwood Group spin-off	3,976	—	—
Settlement of Boykin Trust litigation	2,000	—	—
Undistributed loss in and write-off of CSS and related goodwill	7,318	1,440	—
Impairment of long-lived assets	6,271	—	—
Gain on sale of First Consumer	(1,163)	—	—

	$(9,291)	$38,948	$67,073

The Company’s pretax loss as adjusted for infrequent items was $(9,291,000) for fiscal 2002 versus adjusted pretax income of $38,948,000 in fiscal 2001. The adjusted pretax loss in fiscal 2002 was primarily the result of decreased clearing revenue in fiscal 2002, as well as decreased net revenue from the securities lending business. Pretax income declines in fiscal 2001 from fiscal 2000 primarily due to reduced clearing revenue, as well as decreased trading revenue

Analysis of Operations.    The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	2002 vs. 2001		2001 vs. 2000
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$(18,961)	(38%)	$(11,216)	(18%)
Commissions	8,964	14%	(7,354)	(10%)
Net interest	(18,537)	(24%)	(9,731)	(11%)
Investment banking, advisory and administrative fees	6,476	18%	4,404	14%
Net gains on principal transactions	(3,546)	(8%)	(92,376)	(67%)
Other	(7,177)	(30%)	4,395	22%

	$(32,781)	(11%)	$(111,878)	(27%)

Operating expenses:
Commissions and other employee compensation	$(6,475)	(4%)	$(17,574)	(11%)
Occupancy, equipment and computer service costs	18,519	52%	7,577	27%
Communications	3,323	20%	(550)	(3%)
Floor brokerage and clearing organization charges	1,547	24%	(1,902)	(23%)
Advertising and promotional	(7,581)	(49%)	441	3%
Other	233	1%	3,073	7%

	9,566	4%	(8,935)	(3%)

Pretax income (loss)	$(42,347)	(121%)	$(102,943)	(75%)

Net Revenues from Clearing Operations.    Net revenues from clearing decreased $18,961,000, or 38%, from 2001 to 2002. Total transactions processed in fiscal 2002 decreased 15% to approximately 52.2 million from approximately 61.3 million in the prior year. A substantial portion of transactions processed are related to high volume trading correspondents. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from the Company’s standard clearing schedule. Increased margin pressure impacted net clearing revenues for the fiscal year ended June 28, 2002 as the average revenue per ticket decreased from $.82 in fiscal 2001 to $.59 in fiscal 2002.

On October 2, 2001, a bankruptcy court awarded SWS Securities, Inc. (“SWS Securities”) the accounts of a Midwest NASD broker/dealer. The Securities Investor Protection Corporation (“SIPC”) assumed responsibility for the accounts when the Midwest broker/dealer reported that it was in violation of minimum capital requirements, and its accounts of were transferred to the Company’s wholly-owned subsidiary, Southwest Clearing Corp. (“Southwest Clearing”) in October 2001. SWS Securities signed clearing agreements with 44 of the the Midwest broker/dealer’s former correspondents. On April 8, 2002, the remaining correspondent accounts, which represent $12 billion in assets, were converted to SWS Securities’ system.

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

Commissions.    The increase in commissions, despite fewer trading days in fiscal 2002 over fiscal 2001, is primarily attributable to results from the fixed income, institutional sales and program trading departments which were offset by decreased commissions from the SWS Financial Services, Inc. (“SWS Financial”) independent contractor network.

Commission revenue by type of representative is as follows (dollars in thousands):

	2002		2001		2000
	Commission Revenue	No. of Reps	Commission Revenue	No. of Reps	Commission Revenue	No. of Reps
SWS Securities brokers:
Private client group	$18,548	84	$18,816	79	$21,680	70
Fixed income sales & trading	21,754	31	14,480	29	12,852	35
Institutional sales	7,555	18	3,217	14	2,015	9
Independent contractors	18,565	414	21,452	467	29,036	550
Other	8,912		8,405		8,141

	$75,334		$66,370		$73,724

The decrease in commissions in fiscal 2001 over fiscal 2000 is primarily attributable to decreased commissions from the SWS Financial independent contractor network, due to the general slowdown in market activity and a 15% reduction in the number of SWS Financial brokers. Tickets for SWS Financial were down 28% in fiscal 2001 over fiscal 2000. Commissions from Mydiscountbroker were down 4% for fiscal 2001 from fiscal 2000. Mydiscountbroker’s core customer accounts, defined as those with cash or securities positions in the account, increased 20% from approximately 18,000 in fiscal 2000 to approximately 22,000 in fiscal 2001. The acquisition of May Financial Corporation (“May Financial”) in February, 2001 added $1.8 million in commission revenue in fiscal 2001, as well as 10 retail representatives.

Net Interest Income.    The Company’s net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rates it earns on those assets compared with the cost of funds. Net interest is the primary source of income for First Savings and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts.

The components of interest earnings are as follows (in thousands):

	2002	2001	2000
Interest revenue:
Customer margin accounts	$29,146	$51,629	$76,476
Assets segregated for regulatory purposes	9,206	17,214	11,443
Stock borrowed	37,376	130,576	133,009
Bank loans	42,045	45,507	35,054
Other	7,346	4,501	9,682

	125,119	249,427	265,664

Interest expense:
Customer funds on deposit	13,978	39,308	41,161
Stock loaned	30,027	109,004	113,166
Bank deposits	13,976	18,012	12,022
Federal Home Loan Bank (“FHLB”) advances	3,441	2,412	1,391
Other	4,385	2,842	10,344

	65,807	171,578	178,084

Net interest	$59,312	$77,849	$87,580

Brokerage Group.    For the year ended June 28, 2002, net interest income from the Brokerage Group accounted for approximately 13% of the Company’s net revenue versus 18% in the fiscal 2001 and 16% in the fiscal 2000. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	2002	2001	2000
Average interest-earning assets:
Customer margin balances	$519,000	$579,000	$867,000
Assets segregated for regulatory purposes	423,000	324,000	211,000
Stock borrowed	1,941,000	2,573,000	3,131,000

Average interest-bearing liabilities:
Customer funds on deposit	760,000	792,000	852,000
Stock loaned	1,919,000	2,570,000	3,125,000

Interest revenue from customer margin balances and interest expense from customer funds on deposit decreased due to falling interest rates in fiscal 2002. However, net interest revenue from margin and credit balances in fiscal 2002 has increased to $15,168,000 from $12,321,000 in fiscal 2001, due to a slightly higher interest spread in fiscal 2002. Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and competitive factors. Interest revenue on assets segregated for regulatory purposes decreased due to falling interest rates during fiscal 2002. The average rate earned on assets segregated for regulatory purposes was 2.2% in fiscal 2002 versus 5.4% in fiscal 2001. Interest revenue from customer margin balances and interest expense from customer funds on deposit fluctuated in relation to average balances during fiscal 2001 and 2000.

Net interest revenue generated from securities lending activities has decreased as have average balances borrowed and loaned over the past three fiscal years. Additionally, spreads on securities lending transactions have narrowed over the past three fiscal years. These spreads are influenced by the types of securities borrowed or loaned and the interest rate environment, as interest rates have fallen.

Banking Group.    Net interest revenue generated by First Savings accounted for approximately 9% of net revenue in 2002, 8% in 2001 and 5% in 2000. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by First Savings.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities (dollars in thousands):

	2002			2001			2000
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate—mortgage	$150,775	$11,937	7.9%	$114,057	$12,611	11.1%	$71,872	$8,525	11.9%
Real estate—construction	121,019	8,897	7.4%	96,540	9,988	10.3%	71,151	8,258	11.6%
Commercial	115,734	10,632	9.2%	88,763	11,024	12.4%	69,444	9,147	13.2%
Individual	33,093	7,835	23.7%	29,265	7,766	26.5%	24,452	5,281	21.6%
Land	38,406	2,744	7.1%	37,432	4,118	11.0%	31,633	3,843	12.1%
Investments	10,177	318	3.1%	11,343	665	5.9%	8,176	538	6.6%

	469,204	42,363	9.0%	377,400	46,172	12.2%	276,728	35,592	12.9%
Noninterest-earning assets:
Cash and due from banks	2,402			2,964			3,772
Other assets	13,895			8,954			5,872

	$485,501			$389,318			$286,372

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$271,124	13,462	5.0%	$267,681	17,371	6.5%	$204,025	11,441	5.6%
Money market accounts	15,442	340	2.2%	11,905	514	4.3%	12,303	539	4.4%
Interest-bearing demand accounts	10,639	164	1.5%	3,579	113	3.2%	1,625	30	1.8%
Savings accounts	750	10	1.3%	532	14	2.6%	435	12	2.8%
FHLB advances	115,417	3,441	3.0%	43,999	2,412	5.5%	22,725	1,391	6.1%
Notes payable	1,857	100	5.4%	4,148	382	9.2%	783	105	13.4%

	415,229	17,517	4.2%	331,844	20,806	6.3%	241,896	13,518	5.6%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	18,217			13,663			11,780
Other liabilities	7,946			7,191			5,476

	441,392			352,698			259,152
Stockholder’s equity	44,109			36,620			27,220

	$485,501			$389,318			$286,372

Net interest income		$24,846			$25,366			$22,074

Net yield on interest-earning assets			5.3%			6.7%			8.0%

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	2002 vs. 2001				2001 vs. 2000
	Total	Attributed to			Total	Attributed to
	Change	Volume	Rate	Mix	Change	Volume	Rate	Mix
Interest income:
Real estate—mortgage	$(674)	$4,060	$(3,581)	$(1,153)	$4,086	$5,004	$(579)	$(339)
Real estate—construction	(1,091)	2,532	(2,890)	(733)	1,730	2,947	(897)	(320)
Commercial	(392)	3,349	(2,869)	(872)	1,877	2,545	(523)	(145)
Individual	69	1,016	(838)	(109)	2,485	1,039	1,208	238
Land	(1,374)	107	(1,444)	(37)	275	704	(362)	(67)
Investments	(347)	(93)	(323)	69	127	231	(54)	(50)

	(3,809)	10,971	(11,945)	(2,835)	10,580	12,470	(1,207)	(683)

Interest expense:
Certificates of deposit	(3,909)	224	(4,080)	(53)	5,930	3,570	1,799	561
Money market accounts	(175)	153	(253)	(75)	(25)	(18)	(7)	—
Interest-bearing demand accounts	52	222	(57)	(113)	83	35	22	26
Savings accounts	(4)	6	(7)	(3)	2	3	(1)	—
FHLB advances	1,029	3,702	(893)	(1,780)	1,021	1,299	(135)	(143)
Notes payable	(282)	(212)	(157)	87	277	452	(33)	(142)

	(3,289)	4,095	(5,447)	(1,937)	7,288	5,341	1,645	302

Net interest income	$(520)	$6,876	$(6,498)	$(898)	$3,292	$7,129	$(2,852)	$(985)

Investment Banking, Advisory and Administrative Fees.     Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting and distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reason for the increase in fiscal 2002 fees over the prior year is growth in the Asset Management Group, as well as increased municipal finance underwriting and advisory deals. Fiscal 2001 fees grew over fiscal 2000 due to the growth in the Asset Management Group.

Average assets under management (“AUM”) by Asset Management Group subsidiaries are as follows (in thousands):

	2002	2001	2000
Westwood Group	$3,952,000	$3,450,000	$2,533,000
SWS Capital Corporation (LOGIC)	1,135,000	1,207,000	1,505,000

Total AUM	$5,087,000	$4,657,000	$4,038,000

As noted previously, the Westwood Group was spun-off to the Company’s stockholders on June 28, 2002 and will no longer be a part of the Company’s ongoing operations.

Net Gains on Principal Transactions.     For the fiscal years ended June 28, 2002 and June 29, 2001, net gains on principal transactions includes $24.2 million and $15.5 million, respectively, of gains realized on the sale of Knight common stock. Net gains on principal transactions excluding gains from the sale of the Knight shares were $17.3 million and $29.6 million, respectively, for the fiscal years ended June 28, 2002 and June 29, 2001. For the fiscal year ended June 30, 2000, net gains on principal transactions were $53.9 million excluding $83.6 million in gains from sales of Knight stock.

Net gains, as adjusted above, decreased when comparing fiscal 2002 to the prior fiscal year. This decline is attributed to the overall market environment for equity securities, as well as trading losses from corporate bonds. Fewer trading days as a result of the closure of the U.S. financial markets following September 11 also impacted the fiscal year results. Revenue in this area can fluctuate significantly from year to year based on market conditions. As of June 28, 2002, the Company made a market in 835 over-the-counter securities and 664 exchange-listed securities.

Adjusted net gains also decreased when comparing fiscal 2001 to fiscal 2000. These results are attributed to a $2.5 million loss on a hedging transaction at the corporate level, in addition to unfavorable results from the equity trading area due to market conditions in fiscal 2001. As of June 29, 2001, the Company made a market in 633 over-the-counter securities and 550 exchange-listed securities.

Other Income.    Other income decreased in fiscal 2002 from the prior fiscal year in part due to a one-time gain in fiscal 2001. The Company received a net distribution of earnings in fiscal 2001 of $2.2 million from JAWS Trading LLC, a designated primary market maker on the Chicago Board Options Exchange. The Company no longer owns the investment in JAWS Trading LLC. Also contributing to reduced income in fiscal 2002 was a $1.6 million decline in revenues from sales of insurance products, as well as a $1.8 million reduction in other revenue from First Savings.

The increase in other income in fiscal 2001 from fiscal 2000 consists primarily of the revenue received from JAWS Trading LLC, as well as increases in other fee income related to the clearing business, floor brokerage activities and non-interest income from the Bank. The increase in fee income is primarily related to increases in clearing volumes in fiscal 2001.

Commissions and Other Employee Compensation.    Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. Excluding $4 million in non-cash compensation charges incurred by the Westwood Group in the second quarter of fiscal 2002 as a result of the announced spin-off, compensation expense decreased $10.5 million in fiscal 2002 from fiscal 2001. This decrease in compensation was principally due to decreased commissions and benefits paid to revenue-producing employees generating lower levels of operating income and due to the decrease in headcount in the operations and information technology areas. Additionally, accruals for profit sharing and incentive compensation decreased over the prior year due to the operating performance of the Company. The number of full-time employees decreased to 1,004 at June 28, 2002, compared to 1,121 at June 29, 2001.

During the fiscal year ended June 29, 2001, commissions and other employee compensation expense decreased over the same periods in the prior year. The decrease in compensation was principally due to decreased commissions and benefits paid to revenue-producing employees generating lower levels of operating income. Additionally, accruals for profit sharing and incentive compensation decreased over the prior year due to the operating performance of the Company. The number of full-time employees increased to 1,121 at June 29, 2001, compared to 1,057 at June 30, 2000.

Occupancy, Equipment and Computer Service Costs.    In June 2002, the Company recorded $6.3 million in charges primarily related to leasehold and fixed asset impairment, resulting from consolidating and reorganizing certain business units. Exclusive of these charges, occupancy, equipment and computer service costs increased $12.1 million in fiscal 2002 over fiscal 2001 due to an increase in leased computer hardware related to the implementation of the Company’s new brokerage software, CSS. The Company also incurred $6.5 million in occupancy, equipment and computer service costs associated with the operations of the clearing business transferred to Southwest Clearing from a Midwest broker/dealer as the result of a SIPC liquidation in October, 2001.

Occupancy, equipment and computer service costs increased in fiscal 2001 over fiscal 2000 due to an increase in leased computer hardware related to the implementation of CSS.

Communications.    The increase in communications expenses in fiscal 2002 versus 2001 is due to costs incurred by Southwest Clearing, as well as the expansion of the equity trading division.

Floor Brokerage and Clearing Organization Charges.    Floor brokerage and clearing organization charges change in relation to the general securities transactions processed in the Company’s clearing business. The addition of the accounts of a Midwest broker/dealer, as well as the cost of conversion of this business, contributed to the increase in fiscal 2002. General securities transactions processed in fiscal years 2002, 2001 and 2000 were 1,435,030, 1,104,326, and 1,504,108, respectively.

Advertising and Promotional.    Advertising and promotional expense decreased in fiscal 2002 over the prior year as a result of terminating Mydiscountbroker’s ad campaign in December 2001. The Company sold 326,000 shares of Knight common stock to offset the advertising commitments during the first six months of fiscal 2002. Gains on the sale of Knight stock to fund Mydiscountbroker’s advertising were $3.7 million and $11.4 million in fiscal 2002 and 2001, respectively.

Advertising and promotional expense increased in fiscal 2001 over the prior year as a result of accelerating the Mydiscountbroker ad campaign during the quarter ended March 30, 2001 to take advantage of increased consumer awareness near the personal federal tax filing deadline. The Company sold 646,292 shares and 271,474 shares of Knight common stock to offset the advertising commitments in fiscal 2001 and 2000, respectively. Gains on the sale of Knight stock to fund Mydiscountbroker’s advertising were $11.4 million and $10.7 million in fiscal 2001 and 2000, respectively.

Other Expense.    Other expense includes a $7.3 million charge in fiscal 2002 as a result of adopting the equity method of accounting for the Parent’s investment in CSS, as well as the write-off of the CSS investment and goodwill. Other expense also includes a $2 million legal settlement for the Boykin trust litigation in the fourth quarter of fiscal 2002, as well as increased reserves for correspondent and other receivables. These increases were offset by a decrease in contract labor and professional consulting costs of $7 million in fiscal 2002.

The primary reason for the increase in other expense in fiscal 2001 over fiscal 2000 is the previously mentioned non-cash charge related to SFAS No. 133 of approximately $2.2 million. Additional contract labor and professional consulting costs associated with the Company’s implementation of the CSS system also caused increases in other expense in fiscal 2001.

FINANCIAL CONDITION

Loans and Allowance for Probable Loan Losses.    The Bank grants loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area. Also, First Savings purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the area. Substantially all of the Bank’s loans are collateralized with real estate or automobiles.

The allowance for probable loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Prior to the acquisition of First Savings by the Company, the Company and the Bank had different fiscal year ends. Accordingly, the Company’s consolidated financial statements for fiscal years 1998 and 1999 were combined with the audited Bank financial statements for the twelve months ended September 30, 1999 and 1998. The analysis in the following tables is based on twelve months ended June 30, 1999 and 1998.

Loans receivable at June 30, 2002, 2001, 2000, 1999 and 1998 are summarized as follows (in thousands):

	2002	2001	2000	1999	1998
Real estate—mortgage	$133,046	$187,967	$102,981	$83,271	$97,958
Real estate—construction	124,808	126,771	91,672	67,539	57,736
Commercial	120,789	92,855	72,299	61,138	61,636
Individuals	31,249	31,982	22,017	8,788	9,050
Land	38,770	35,399	36,925	25,637	24,190

	$448,662	$474,974	$325,894	$246,373	$250,570

The following table shows the expected life of certain loans at June 30, 2002, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate—construction	$120,795	$2,172	$1,841	$124,808
Commercial	31,225	28,073	61,491	120,789

Total	$152,020	$30,245	$63,332	$245,597

Amount of loans based upon:
Fixed interest rates	$4,845	$9,210	$30,663	$44,718
Floating or adjustable interest rates	147,175	21,035	32,669	200,879

Total	$152,020	$30,245	$63,332	$245,597

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of June 30, 2002, 2001, 2000, 1999 and 1998 are as follows (dollars in thousands):

	2002	2001	2000	1999	1998
Loans accounted for on a non-accrual basis	$7,422	$4,084	$4,020	$3,959	$9,978

Non-performing loans as a percentage of total loans	1.7%	.9%	1.2%	1.6%	4.0%

Loans past due 90 days or more, not included above	$1,314	$608	$860	$2,071	$2,152

Troubled debt restructurings	$4,547	$446	$1,219	$3,763	$1,479

Approximately $387,000 of gross interest income would have been recorded in fiscal 2002 had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans in fiscal 2002 totaled approximately $146,000.

An analysis of the allowance for probable loan losses for the years ended June 30, 2002, 2001, 2000, 1999 and 1998 is as follows (dollars in thousands):

	2002	2001	2000	1999	1998
Balance at beginning of year	$3,280	$3,699	$3,374	$4,727	$1,818
Charge-offs:
Real estate—mortgage	165	29	208	34	43
Commercial	356	65	29	1,166	275
Individuals	1,072	2,498	665	197	20

	1,593	2,592	902	1,397	338
Recoveries:
Real estate—mortgage	—	1	3	15	7
Commercial	—	1	—	—	—
Individuals	355	415	122	—	3

	355	417	125	15	10

Net charge-offs	(1,238)	(2,175)	(777)	(1,382)	(328)
Additions charged to operations	2,716	1,756	1,102	29	3,237

Balance at end of year	$4,758	$3,280	$3,699	$3,374	$4,727

Ratio of net charge-offs during the period to average loans outstanding during the period	.2%	.6%	.3%	.6%	.1%

The allowance for probable loan losses is applicable to the following types of loans as of June 30, 2002, 2001, 2000, 1999 and 1998 (dollars in thousands):

	2002		2001		2000		1999		1998
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,890	27.1%	$462	19.6%	$209	22.2%	$1,131	24.8%	$2,006	24.6%
Realestate—construction	1,109	27.8	837	26.7	829	28.1	146	27.4	82	23.1
Real estate—mortgage & land	1,025	38.0	689	47.0	490	42.9	456	44.2	476	48.7
Individuals	734	7.1	797	6.7	1,166	6.8	1,214	3.6	1,700	3.6
Unallocated	—	—	495	—	1,005	—	427	—	463	—

	$4,758	100.0%	$3,280	100.0%	$3,699	100.0%	$3,374	100.0%	$4,727	100.0%

Deposits.    Average deposits and the average interest rate paid on the deposits for fiscal years 2002, 2001 and 2000 can be found in the discussion of the Banking Group’s Net Interest Income.

Certificates of deposit of $100,000 or greater were $69,123,000 and $114,538,000 at June 28, 2002 and June 29, 2001, respectively.

Advances from Federal Home Loan Bank.    First Savings finances its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 2-7 days (dollars in thousands):

	2002		2001		2000
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At June 30	$147,075	2.1%	$101,456	4.0%	$34,512	6.7%
Average during year	101,869	2.7%	26,622	5.3%	15,300	6.5%
Maximum month-end balance during year	147,075	—	101,456	—	40,700	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage Group.    The Company’s assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. These assets are financed by the Company’s equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables. The Company maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents.

The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of the Company and its clients. At June 28, 2002, the amount outstanding under these secured arrangements was $31,000,000 which was collateralized by securities held for firm accounts valued at $36,053,000 and $6,600,000 which was collateralized by securities held for non customer accounts valued at $27,703,000. In the opinion of management, these credit arrangements are adequate to meet the short-term operating capital needs of the Company.

In addition to the broker loan lines, the Company also has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. There were no amounts outstanding at June 28, 2002 under this unsecured line of credit.

The Company has an irrevocable letter of credit agreement aggregating $45,000,000 at June 28, 2002 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $75,502,000 at June 28, 2002. The Company also has unsecured letter of credit agreements aggregating $4,845,000 at June 28, 2002, pledged to support its open positions with securities clearing organizations. The unsecured letter of credit bears interest at the prime rate plus 3%, if drawn, and is renewable semi-annually.

On June 16, 1999, the Company issued $50 million of 5% Exchangeable Subordinated Notes (the “Notes”) due June 30, 2004. In July 1999, the Company issued an additional $7.5 million of the Notes as the underwriters exercised their over-allotment option. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes, which are in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note’s maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight’s common stock is 20% or more greater than the DARTS’ issue price. If the average price of the Knight common stock is between the Note’s issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At June 28, 2002, the Company had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $6.8 million on the consolidated statements of financial condition.

The Company’s broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of the broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. The Company has historically operated in excess of the minimum net capital requirements.

Banking Group.    The Bank’s asset and liability management policy is intended to manage interest rate risk. First Savings accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “gap” data.

Liquidity is monitored daily to ensure the ability to support asset growth, meet deposit withdrawals, lending needs, maintain reserve requirements, and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB, vault cash, and advances from the FHLB. In addition, First Savings has borrowing capacity with the FHLB for the purpose of purchasing short-term funds should additional liquidity be needed. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

First Savings is subject to extensive capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. First Savings has historically met all the capital adequacy requirements to which it is subject.

Cash Flow.    Net cash provided by operating activities totaled $24,616,000 in fiscal 2002 compared to $8,718,000 used in operations in fiscal 2001. In fiscal 2002, the net change in client accounts and the net change in loans held for sale resulted in positive cash flow from operations, while the primary use of cash was increased assets segregated for regulatory purposes of $80,636,000. In fiscal 2001, an increase of $77,089,000 in loans held for sale was the primary use of cash in the operating cash flow. Net cash used in investing activities was $38,038,000 in fiscal 2002 versus $68,380,000 in fiscal 2001. The Bank’s net decrease in its loan portfolio was the primary reason for the change. Net cash provided by financing activities totaled $6,975,000 in fiscal 2002 compared to $35,843,000 in fiscal 2001. A decrease in Bank deposits was the primary driver for the decrease in fiscal 2002.

Treasury Stock.    In fiscal 2002, the Company repurchased 80,000 shares of its common stock for $1.3 million under a one million share repurchase plan authorized by the Company’s Board of Directors on November 1, 2000. On August 22, 2002, the Board reaffirmed the repurchase program, at which time there were 490,500 shares remaining in the program. Repurchases under this program are permitted until December 31, 2003.

MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, equity prices, and changes in credit ratings of the issuer. The Company’s exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading activities.

Interest Rate Risk.    Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. The Company does not maintain material positions in interest-rate-sensitive financial instruments. The Company’s fixed income activities also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments. At the Bank, interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a timeframe different from that of the supporting interest-bearing liability.

Equity Price Risk.     The Company is exposed to equity price risk as a result of making markets and taking proprietary positions in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

In accordance with the SEC’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased which are in the Company’s trading portfolio, as well as marketable equity securities in the Company’s available-for-sale portfolio, which are subject to interest rate and equity price risk at June 28, 2002 (in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$—	$949	$3,588	$19,639	$24,176
U.S. Government and Government agency obligations	2,708	1,310	753	5,594	10,365
Corporate obligations	1,332	9,864	8,864	10,713	30,773

Total debt securities	4,040	12,123	13,205	35,946	65,314
Corporate equity	—	—	—	7,482	7,482
Other	11,435	—	—	—	11,435

	$15,475	$12,123	$13,205	$43,428	$84,231

Weighted average yield
Municipal obligations	—	4.2%	4.2%	4.2%	4.2%
U.S. Government and Government agency obligations	3.4%	3.4%	4.5%	5.8%	5.1%
Corporate obligations	9.5%	6.8%	7.4%	11.1%	8.7%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$3,932	$3,932

Exchangeable Subordinated Debt.    In addition to the financial instruments included in the above table, the Company has 373,550 DARTS outstanding with a face value of $21.2 million. These Notes mature June 30, 2004 and bear a fixed coupon of 5%. Market risks associated with the DARTS include equity price risk, in that the amount that the Company will pay at maturity depends on the value of Knight common stock. As such, these Notes contain an embedded equity derivative which is subject to accounting treatment under SFAS No. 133. SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares.

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

Managing Risk Exposure.    The Company manages risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are well established and monitored on an ongoing basis. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. First Savings seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap”, by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral.

The Company monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued the following SFAS, which are applicable to the Company:

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement 125”.    Issued in September 2000, this statement replaces FASB Statement No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. It revises the standards for accounting and disclosure of securitizations and other transfers of financial assets and collateral and requires certain disclosures, butit carries over most of the provisions of SFAS No. 125 without reconsideration. The Company receives collateral in connection with resale agreements, securities borrowed transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions. The Company adopted this statement and its disclosure provisions in fiscal 2002, with no material impact to the consolidated financial statements.

SFAS No. 141, “Business Combinations”.    Issued in June 2001, SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. This statement is effective for business combinations initiated after June 30, 2001 and business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 also specifies the criteria intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 141 was applicable to the Company’s acquisition of O’Connor & Company Securities, Inc. and the Bank’s acquisition of additional ownership interest in FSBF LLC and FSB Financial LTD during fiscal 2002.

SFAS No. 142, “Goodwill and Other Intangible Assets”.    SFAS No. 142 addresses financial accounting and reporting for acquired goodwill. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The statement also provides specific guidance for impairment testing. Provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year to all goodwill and other intangible assets recognized in the financial statements at that date. Therefore, the Company will apply the provisions of SFAS No. 142 in accordance with the transition provisions of SFAS No. 142 during fiscal 2003. It is the opinion of management that adopting SFAS No. 142 will not have a material impact on the consolidated financial statements of the Company.

The Company had goodwill of $6,493,000 at June 28, 2002 and $8,303,000 at June 29, 2001. Of the goodwill recorded as of June 28, 2002, $2,238,000 was not subject to amortization, arising from acquisitions during fiscal 2002. Additionally, the Company recorded amortization expense of $635,000, $592,000, and $286,000 in fiscal years 2002, 2001 and 2000, respectively.

SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.    Issued in August 2001, this statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of the business previously defined in that opinion. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003, and does not expect the impact to be material to the consolidated financial statements.

SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections”.    Issued in April 2002, this statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. SFAS No. 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of SFAS No. 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material impact on its consolidated financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activites”.    Issued in June 2002, this statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Market Risk.

Item 8.    Financial Statements and Supplementary Data

(a)  Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

(b)

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2002(2)
Revenues	$87,369	$90,986	$77,519	$76,276
Income (loss) before income taxes and minority interest in consolidated subsidiaries	$3,339	$2,685	$1,529	$(14,938)
Net income (loss)	$1,930	$822	$484	$(10,420)
Comprehensive loss	$(5,563)	$(1,314)	$(2,859)	$(13,973)
Earnings per share—basic
Net income (loss)	$.11	$.05	$.03	$(.60)
Earnings per share—diluted
Net income (loss)	$.11	$.05	$.03	$(.60)
Cash dividend declared per common share	$.10	$.10	$.10	$.10
Stock price range
High	$21.82	$25.65	$26.83	$21.78
Low	$15.48	$17.03	$17.78	$18.20

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2001(1)(2)
Revenues	$131,168	$125,980	$110,948	$102,606
Income before income taxes and minority interest in consolidated subsidiaries	$13,625	$8,292	$5,448	$7,597
Income before cumulative effect of change in accounting principles	$8,040	$5,013	$3,341	$4,883
Net income	$5,166	$5,013	$3,341	$4,883
Comprehensive income (loss)	$19,726	$(3,751)	$1,427	$(1,200)
Earnings per share—basic
Income before cumulative effect of change in accounting principles	$.46	$.29	$.19	$.28
Net income	$.30	$.29	$.19	$.28
Earnings per share—diluted
Income before cumulative effect of change in accounting principles	$.45	$.29	$.19	$.28
Net income	$.29	$.29	$.19	$.28
Cash dividends declared per common share	$.082	$.082	$.082	$.082
Stock price range
High	$33.52	$25.74	$27.95	$21.56
Low	$23.75	$18.24	$16.64	$14.82

(1)	Share and per share amounts adjusted to reflect a ten percent stock dividend which was effective August 1, 2001.
(2)
Quarterly amounts restated for the change in accounting for the Company’s investment in Comprehensive Software Systems, Ltd. from the cost basis to the equity method. Previously reported amounts for fiscal 2002 and 2001 consolidated operating results were as follows:

	1st Qtr.	2nd Qtr.	3rd Qtr.
2002
Income before income taxes and minority interest in consolidated subsidiaries	$3,951	$3,542	$2,395
Net income	$2,328	$1,379	$1,047
Comprehensive loss	$(5,165)	$(757)	$(2,296)
Earnings per share—basic	$.14	$.08	$.06
Earnings per share—diluted	$.13	$.08	$.06

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2001
Income before income taxes and minority interest in consolidated subsidiaries	$13,899	$8,625	$5,780	$8,098
Income before cumulative effect of a change in accounting principles	$8,218	$5,229	$3,557	$5,209
Net income	$5,344	$5,229	$3,557	$5,209
Comprehensive income (loss)	$19,904	$(3,535)	$1,643	$(874)
Earnings per share—basic
Income before cumulative effect of a change in accounting principles	$.47	$.30	$.20	$.30
Net income	$.31	$.30	$.20	$.30
Earnings per share—diluted
Income before cumulative effect of a change in accounting principles	$.46	$.30	$.20	$.30
Net income	$.30	$.30	$.20	$.30

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As discussed in the Company’s Quarterly Report on Form 10-Q filed on February 14, 2002, the Company changed certifying public accountants. The Company has engaged PricewaterhouseCoopers LLP as its independent auditors, replacing KPMG LLP.

PART III

Item 10.    Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I, Item 1 of this report.

The information under the heading “Proposal One—Election of Directors” in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

Item 11.    Executive Compensation

The information under the subheading “Executive Compensation” under the heading “Management” in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information under the subheading “Stock Ownership of Principal Owners and Management” under the heading “Management” in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information under the heading “Proposal One—Election of Directors” and under the heading “Management” in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of documents filed as a part of the report:

1.  Financial statements required by this Item are either listed in the index appearing on page F-1 of this report or have been previously filed with the SEC.

2.  The following consolidated financial statement schedules of the Registrant and its subsidiaries, and Independent Auditors’ Reports thereon, are attached hereto as required by Item 14 (d):

Exhibit Number

S-1	Schedule I—Condensed Financial Information of Registrant

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 14(d):

Exhibit Number

2.1
Agreement and Plan of Reorganization dated as of August 10, 1999 between the Registrant and ASBI Holdings, Inc. incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

3.1	Certificate of Incorporation of the Registrant incorporated by reference to the Registrant’s Registration Statement No. 33-42338 filed August 21, 1991

3.2	By-laws of the Registrant incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement No. 33-42338 filed October 7, 1991

3.3	Certificate of Amendment of Certificate of Incorporation incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 25, 1997

10.1+	Deferred Compensation Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

10.2+	Employee Stock Purchase Plan incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)

10.3+	Stock Option Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.4+	Phantom Stock Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.5+	1997 Stock Option Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.6+	Stock Purchase Plan (Restated) incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999

10.7+	Deferred Compensation Plan filed April 7, 2000

10.8+	Stock Purchase Plan (Restated) post-effective amendment filed April 7, 2000

10.9+*	Agreement between Registrant and David Glatstein, effective as of December 28, 2001

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries

23.1*	Consent PricewaterhouseCoopers LLP

23.2*	Consent of KPMG LLP

99.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley act of 2002

99.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K on June 11, 2002. Item 5 of the referenced Report refers to the Registrant’s press release dated June 7, 2002 announcing the record date and payable date of the spin-off of Westwood Holdings Group, Inc. as a separate public company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS GROUP, INC. (Registrant)

September 26, 2002 (Date)	By:	/s/ DONALD W. HULTGREN Donald W. Hultgren Director and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 26, 2002 (Date)	By:	/s/ DON A. BUCHHOLZ Don A. Buchholz Chairman of the Board

September 26, 2002 (Date)	By:	/s/ DONALD W. HULTGREN Donald W. Hultgren Director and Chief Executive Officer (Principal Executive Officer)

September 26, 2002 (Date)	By:	/s/ KENNETH R. HANKS Kenneth R. Hanks Chief Financial Officer (Principal Financial Officer)

September 26, 2002 (Date)	By:	/s/ LAURA LEVENTHAL Laura Leventhal Controller (Principal Accounting Officer)

September 26, 2002 (Date)	By:	Brodie L. Cobb Director

September 26, 2002 (Date)	By:	J. Jan Collmer Director

September 26, 2002 (Date)	By:	/s/ RONALD W. HADDOCK Ronald W. Haddock Director

September 26, 2002 (Date)	By:	/s/ R. JAN LECROY R. Jan LeCroy Director

September 26, 2002 (Date)	By:	/s/ FREDERICK R. MEYER Frederick R. Meyer Director

September 26, 2002 (Date)	By:	Jon L. Mosle, Jr. Director

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Donald W. Hultgren, certify that:

1.  I have reviewed this annual report on Form 10-K of SWS Group, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ DONALD W. HULTGREN
Donald W. Hultgren Chief Executive Officer

Date:    September 26, 2002

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Kenneth R. Hanks, certify that:

1.  I have reviewed this annual report on Form 10-K of SWS Group, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ KENNETH R. HANKS
Kenneth R. Hanks Chief Financial Officer

Date:    September 26, 2002

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

SWS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 28, 2002 and June 29, 2001
(in thousands, except par values and share amounts)

	2002	2001
		Restated (see Note 9)
ASSETS
Cash	$24,777	$31,224
Assets segregated for regulatory purposes	442,707	362,071
Marketable equity securities available for sale	3,932	9,687
Receivable from brokers, dealers and clearing organizations	1,770,055	2,221,253
Receivable from clients, net	467,131	437,620
Loans held for sale, net	103,124	155,025
Loans, net	345,538	319,949
Securities owned, at market value	103,888	146,074
Other assets	102,501	100,415

	$3,363,653	$3,783,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$37,600	$—
Payable to brokers, dealers and clearing organizations	1,764,741	2,233,207
Payable to clients	747,534	657,955
Deposits	265,370	336,281
Securities sold, not yet purchased, at market value	19,657	28,650
Drafts payable	34,531	29,620
Advances from Federal Home Loan Bank	160,468	113,477
Other liabilities	69,920	74,328
Exchangeable subordinated notes	6,785	8,568

	3,106,606	3,482,086
Minority interest in consolidated subsidiaries	1,762	2,729
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 17,601,705 and outstanding 17,240,570 shares in 2002; issued 17,509,771 and outstanding 17,247,914 shares in 2001	1,760	1,751
Additional paid-in capital	247,199	252,225
Retained earnings	—	20,333
Accumulated other comprehensive income—unrealized holding gain (loss), net of tax of $6,177 in 2002 and $15,075 in 2001	11,472	27,997
Deferred compensation, net	1,502	1,141
Treasury stock (361,135 shares in 2002 and 261,857 shares in 2001, at cost)	(6,648)	(4,944)

Total stockholders’ equity	255,285	298,503
Commitments and contingencies

	$3,363,653	$3,783,318

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
Years ended June 28, 2002, June 29, 2001 and June 30, 2000
(in thousands, except share and per share amounts)

	2002	2001	2000
		Restated
Net revenues from clearing operations	$31,056	$50,017	$61,233
Commissions	75,334	66,370	73,724
Interest	125,119	249,427	265,664
Investment banking, advisory and administrative fees	42,215	35,739	31,335
Net gains on principal transactions (including net gains on the sale of Knight Trading Group, Inc. (“Knight”) common stock of $24,251 in 2002, $15,480 in 2001 and $83,570 in 2000)	41,540	45,086	137,462
Other	16,886	24,063	19,668

	332,150	470,702	589,086

Commissions and other employee compensation	138,525	145,000	162,574
Interest	65,807	171,578	178,084
Occupancy, equipment and computer service costs	53,909	35,390	27,813
Communications	19,539	16,216	16,766
Floor brokerage and clearing organization charges	8,054	6,507	8,409
Advertising and promotional	7,848	15,429	14,988
Other	45,853	45,620	42,547

	339,535	435,740	451,181

Income (loss) before income tax expense (benefit) and minority interest in consolidated subsidiaries	(7,385)	34,962	137,905
Income tax expense (benefit)	(1,352)	11,301	42,878

Income (loss) before minority interest in consolidated subsidiaries	(6,033)	23,661	95,027
Minority interest in consolidated subsidiaries	(1,151)	(2,384)	(793)

Income (loss) before cumulative effect of change in accounting principles	(7,184)	21,277	94,234
Cumulative effect of change in accounting principles, net of tax of $1,548	—	(2,874)	—

Net income (loss)	(7,184)	18,403	94,234
Other comprehensive income (loss):
Holding loss arising during period, net of tax of $570 in 2002, $8,788 in 2001, and $14,995 in 2000	(2,084)	(17,213)	(27,605)
Reclassification for hedging activities, net of tax of $713 in 2002 and $4,881 in 2001	1,322	25,073	—
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $8,488 in 2002, $5,419 in 2001 and $29,250 in 2000	(15,763)	(10,061)	(54,320)

Net loss recognized in other comprehensive income (loss)	(16,525)	(2,201)	(81,925)

Comprehensive income (loss)	$(23,709)	$16,202	$12,309

Earnings per share—basic
Income (loss) before cumulative effect of change in accounting principles	$(.42)	$1.22	$5.40
Cumulative effect of change in accounting principles, net of tax	—	(.16)	—

Net income (loss)	$(.42)	$1.06	$5.40

Weighted average shares outstanding—basic	17,215,592	17,408,922	17,446,638

Earnings per share—diluted
Income (loss) before cumulative effect of change in accounting principles	$(.42)	$1.21	$5.35
Cumulative effect of change in accounting principles, net of tax	—	(.16)	—

Net income (loss)	$(.42)	$1.05	$5.35

Weighted average shares outstanding—diluted	17,215,592	17,500,776	17,603,755

Pro forma tax of Subchapter S corporation
Net income			$94,234
Adjustment for pro forma tax of Subchapter S corporation			(3,670)

Pro forma net income, tax effected			$90,564

Pro forma earnings per share—basic			$5.19

Pro forma earnings per share—diluted			$5.14

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended June 28, 2002, June 29, 2001 and June 30, 2000
(In thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Receivable from employees under Employee Stock Purchase	Deferred compensation,	Treasury Stock
	Shares	Amount	capital	earnings	income	Plan	net	Shares	Amount	Total
Balance at June 25, 1999	14,405,914	$1,440	$127,284	$49,046	$112,123	$(7)	$(186)	—	$—	$289,700
Net income	—	—	—	94,234	—	—	—	—	—	94,234
Unrealized holding loss, net of tax of $14,995	—	—	—	—	(27,605)	—	—	—	—	(27,605)
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax $29,250	—	—	—	—	(54,320)	—	—	—	—	(54,320)
Adjustments to retained earnings to conform fiscal year end of pooled company:
Decrease retained earnings for income of pooled company	—	—	—	(3,660)	—	—	—	—	—	(3,660)
Increase retained earnings for dividends of pooled company	—	—	—	1,850	—	—	—	—	—	1,850
Capitalization of undistributed earnings of pooled company—a Subchapter S corporation	—	—	28,916	(28,916)	—	—	—	—	—	—
Cash dividends:
$.26 per share	—	—	—	(4,008)	—	—	—	—	—	(4,008)
Pooled company	—	—	—	(6,577)	—	—	—	—	—	(6,577)
Exercise of stock options	39,290	4	1,041	(364)	—	—	—	—	—	681
Stock dividend declared on May 4, 2000	1,446,377	145	57,620	(57,765)	—	—	—	(1,603)	—	—
Adjustment for fractional shares on stock dividend declared on May 6, 1999	452	—	31	(31)	—	—	—	—	—	—
Proceeds from employees for Employee Stock Purchase Plan	—	—	—	—	—	7	—	—	—	7
Issuance of common stock and amortization of deferred compensation expense for Stock Purchase Plan	18,576	2	728	—	—	—	108	—	—	838
Deferred compensation plan, net	(457)	—	—	—	—	—	712	(16,033)	(712)	—

Balance at June 30, 2000	15,910,152	1,591	215,620	43,809	30,198	—	634	(17,636)	(712)	291,140
Net income	—	—	—	18,403	—	—	—	—	—	18,403
Unrealized holding loss, net of tax of $8,788	—	—	—	—	(17,213)	—	—	—	—	(17,213)
Reclassification for hedging activities, net of tax of $4,881	—	—	—	—	25,073	—	—	—	—	25,073
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $5,419	—	—	—	—	(10,061)	—	—	—	—	(10,061)
Cash dividends ($.33 per share)	—	—	—	(5,701)	—	—	—	—	—	(5,701)
Exercise of stock options	27,879	3	861	(277)	—	—	—	—	—	587
Adjustment for fractional shares on stock dividend declared on May 4, 2000	(148)	—	(6)	6	—	—	—	(143)	—	—
Stock dividend declared on May 3, 2001	1,571,888	157	35,750	(35,907)	—	—	—	(3,896)	—	—
Repurchase of treasury stock, at cost	—	—	—	—	—	—	—	(219,000)	(3,797)	(3,797)
Issuance of common stock and amortization of deferred compensation expense for Stock Purchase Plan	—	—	—	—	—	—	72	—	—	72
Deferred compensation plan, net	—	—	—	—	—	—	435	(21,182)	(435)	—

Balance at June 29, 2001	17,509,771	1,751	252,225	20,333	27,997	—	1,141	(261,857)	(4,944)	298,503
Net income (loss)	—	—	—	(7,184)	—	—	—	—	—	(7,184)
Unrealized holding loss, net of tax of $570	—	—	—	—	(2,084)	—	—	—	—	(2,084)
Reclassification for hedging activities, net of tax of $713	—	—	—	—	1,322	—	—	—	—	1,322
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $8,488	—	—	—	—	(15,763)	—	—	—	—	(15,763)
Cash dividends ($.40 per share)	—	—	—	(6,886)	—	—	—	—	—	(6,886)
Exercise of stock options	92,550	9	1,974	(353)	—	—	—	—	—	1,630
Compensation expense on option exercise	—	—	294	—	—	—	—	—	—	294
Adjustment for fractional shares on stock dividend declared on May 3, 2001	(616)	—	(17)	17	—	—	—	(146)	—	—
Spin-off of Westwood Holdings Group, Inc, (“Westwood Group”)	—	—	(10,536)	(5,927)	—	—	—	—	—	(16,463)
Compensation expense on Westwood Group spin-off	—	—	2,741	—	—	—	—	—	—	2,741
Gain on sale of Westwood Group common stock	—	—	518	—	—	—	—	—	—	518
Repurchase of treasury stock, at cost	—	—	—	—	—	—	—	(80,000)	(1,325)	(1,325)
Forfeiture of common stock and amortization of deferred compensation expense for Stock Purchase Plan	—	—	—	—	—	—	5	(898)	(23)	(18)
Deferred compensation plan, net	—	—	—	—	—	—	356	(18,234)	(356)	—

Balance at June 28, 2002	17,601,705	$1,760	$247,199	$—	$11,472	$—	$1,502	(361,135)	$(6,648)	$255,285

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 28, 2002, June 29, 2001 and June 30, 2000
(in thousands)

	2002	2001	2000
	Restated
Cash flows from operating activities:
Net income (loss)	$(7,184)	$18,403	$94,234
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,218	5,340	3,583
Provision for doubtful accounts	4,109	4,385	3,051
Deferred income tax benefit (expense)	2,007	(7,699)	(6,695)
Deferred compensation	(570)	(273)	914
Gain on sale of marketable equity securities	(24,251)	(15,480)	(83,570)
Reclassification from other comprehensive loss under SFAS No. 133	253	2,199	—
Equity in undistributed loss of Comprehensive Software Systems (“CSS”)	2,931	1,138	—
Write-off of investment in CSS and related goodwill	4,017	—	—
Gain on sale of First Consumer Credit LLC (“First Consumer”)	(1,163)	—	—
Compensation expense on spin-off of Westwood Group	3,976	—	—
Compensation expense on stock options	294	—	—
Net change in minority interest in consolidated subsidiaries	(557)	1,208	418
Cumulative effect of change in accounting principle, net of tax	—	2,874	—
Adjustment for income and dividends of pooled company	—	—	(1,810)
Change in operating assets and liabilities:
Decrease (increase) in assets segregated for regulatory purposes	(80,636)	34,703	(167,961)
Net change in broker, dealer and clearing organization accounts	(17,260)	29,969	71,379
Net change in client accounts	56,417	33,817	67,202
Net change in loans held for sale	50,494	(77,089)	(45,173)
Decrease (increase) in securities owned	29,072	(21,808)	(48,621)
Increase in other assets	(6,475)	(15,293)	(17,501)
Increase (decrease) in drafts payable	4,911	(2,072)	(6,924)
Increase (decrease) in securities sold, not yet purchased	(8,993)	3,361	929
Increase (decrease) in other liabilities	4,006	(6,401)	26,376

Net cash provided by (used in) operating activities	24,616	(8,718)	(110,169)

Cash flows from investing activities:
Loan originations and purchases, net of repayments	(28,459)	(73,525)	(38,697)
Purchase of fixed assets	(6,460)	(6,927)	(5,222)
Proceeds from sale of marketable equity securities	5,063	11,488	83,802
Cash paid for O’Connor & Company Securities, Inc., net of cash acquired	(1,126)	—	—
Cash received from sale of First Consumer	1,050	—	—
Capital contributions to CSS	(5,077)	—	—
Cash held by Westwood Group at June 28, 2002	(3,029)	—	—
Cash acquired in purchase of May Financial, net of payment for purchase	—	584	—

Net cash provided by (used in) investing activities	(38,038)	(68,380)	39,883

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	37,600	(79,255)	47,100
Increase (decrease) in deposits	(70,911)	70,477	36,517
Increase in advances from Federal Home Loan Bank	46,991	70,609	38,438
Proceeds from issuance of (payment to repurchase) 5% exchangeable subordinated notes	—	(16,981)	7,500
Debt issue costs	—	—	(242)
Payment of cash dividends on common stock—Parent	(6,886)	(5,701)	(4,374)
Payment of cash dividends on common stock—pooled company	—	—	(6,577)
Net proceeds from exercise of stock options	1,506	491	554
Proceeds from employees for Stock Purchase Plan	—	—	582
Proceeds related to Deferred Compensation Plan	356	435	712
Purchase of treasury stock	(1,681)	(4,232)	(712)

Net cash provided by financing activities	6,975	35,843	119,498

Net increase (decrease) in cash	(6,447)	(41,255)	49,212
Cash at beginning of year	31,224	72,479	23,267

Cash at end of year	$24,777	$31,224	$72,479

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

(a)  General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. (“Parent”), formerly Southwest Securities Group, Inc., and its consolidated subsidiaries listed below (collectively, the “Company”):

Brokerage Group
SWS Securities, Inc.	“SWS Securities”
SWS Financial Services, Inc.	“SWS Financial”
Mydiscountbroker.com, Inc.	“Mydiscountbroker”
Southwest Clearing Corp.	“Southwest Clearing”
May Financial Corporation	“May Financial”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Westwood Holdings Group, Inc. (80.18%)	“Westwood Group”	Spin-off effective June 28, 2002
Westwood Management Corporation	“Westwood Management”
Westwood Trust	“Westwood Trust”
Banking Group
First Savings Bank, FSB	“First Savings” or “Bank”
FSBF, LLC (75%)	“FSBF”
FSB Financial, LTD (73.5%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
SWS Technologies Corporation	“SWS Technologies”

Brokerage Group.     SWS Securities is a New York Stock Exchange (“NYSE”) registered broker/dealer, and SWS Financial, Mydiscountbroker, Southwest Clearing and May Financial are National Association of Securities Dealers (“NASD”) registered broker/dealers under the Securities Exchange Act of 1934 (“1934 Act”).

In a cash transaction in August 2001, the Company acquired O’Connor & Company Securities, Inc. (“O’Connor”) which had assets totaling $1.2 million. The Company recorded approximately $744,000 in goodwill on the transaction. The operations of O’Connor, which engaged in the origination, sale and trading of taxable and tax-exempt municipal bonds, were merged into SWS Securities, and O’Connor ceased operation as a separate broker/dealer in the third quarter of fiscal 2002. Additionally, contingent consideration based upon future operating performance will be calculated on a quarterly basis through July 2005 in accordance with the acquisition agreement. The maximum additional earn-out consideration per the acquisition agreement is $2,500,000.

On October 2, 2001, a bankruptcy court awarded SWS Securities the accounts of a Midwest NASD broker/dealer. The Securities Investor Protection Corporation (“SIPC”) assumed responsibility for the accounts when the Midwest broker/dealer reported that it was in violation of minimum capital requirements and its accounts were transferred to the Company’s wholly-owned subsidiary, Southwest Clearing in October 2001. In April 2002, all remaining customer accounts were transferred to SWS Securities from Southwest Clearing. Southwest Clearing is currently an inactive broker/dealer.

Asset Management Group.     Westwood Management and Southwest Advisors are registered investment advisors under the Investment Advisors Act of 1940. Southwest Advisors, however, is a dormant company. Westwood Trust is chartered and regulated by the Texas Department of Banking.

On December 12, 2001, the Westwood Group was formed by the Company to be a holding company for two of the businesses that substantially comprise the asset management segment of the Company. Prior to December 14, 2001, the Westwood Group had no assets or operations. On December 14, 2001, the Company contributed all of the issued and outstanding common stock of two wholly owned subsidiaries,

Westwood Management and Westwood Trust to the Westwood Group and announced its intention to spin-off the Westwood Group to the Company’s stockholders. For financial statement purposes, the Westwood Group accounted for the contribution of Westwood Management and Westwood Trust to the Westwood Group as a reorganization of entities under common control at historical cost.

Also on December 14, 2001, the Company sold 1,065 shares of the Westwood Group’s common stock, constituting 19.8% of the Westwood Group’s outstanding common stock, to five of the Westwood Group’s executive officers for a cash consideration of $4,093,000, a price premised upon an understanding reached in October 2001 that the Company would sell the shares of Westwood Group common stock based on their value at September 30, 2001, after applying appropriate valuation discounts. The shares sold to management were not distributed in the spin-off. The difference between the book value of the minority interest and the purchase price at the date the sale was recorded by the Company as an increase of $518,000 to its additional paid-in capital.

The Westwood Group loaned the executive officers $4,093,000 on a full-recourse basis, evidenced by notes secured by the stock, payable in nine years bearing interest at 3.93%. Because the notes are receivable in connection with the sale of the Westwood Group’s common stock, they were recorded as an offset to stockholders’ equity at their fair value of $3,536,000. The difference between the face amount of the notes and their fair value is due to the difference between the stated interest rate and an estimated market interest rate of 6.0%. The note receivable was distributed to stockholders as a part of the spin-off transaction and, accordingly, is not included in the consolidated statements of stockholders’ equity.

The difference between the fair value for financial reporting purposes of the stock on December 14, 2001, $7,512,000 and the fair value of the note, $3,536,000, was recorded as an equity-based compensation charge of $3,976,000. The difference between the value of the stock, $7,512,000, and the cash consideration paid to the Company of $4,093,000, is an expense incurred by the Company for the Westwood Group and is reflected as an equity-based compensation expense with the offset as a contribution to the Westwood Group’s additional paid-in capital. On a consolidated basis, 80.18% of this charge, or $2,741,000, is reflected in the Company’s stockholders’ equity as additional paid-in capital. The remainder of the equity-based compensation expense is the difference between the face and fair value of the notes, $557,000.

The difference between the $4,093,000 paid for the stock and the fair value of the stock for financial reporting purposes on December 14, 2001, is attributable to changes in assets under management and the common stock prices of comparable public companies between September 30, 2001 and December 14, 2001. The amount of assets under management, which is a factor in determining the Westwood Group’s revenues, and the common stock prices of comparable public companies are significant considerations in estimating the Westwood Group’s value. In addition, the $4,093,000 valuation included a 35% discount for lack of marketability. For financial accounting purposes, no discount for lack of marketability was recorded, which accounts for $2,204,000 of the difference between $7,512,000 and $4,093,000.

In February 2002, Westwood filed its registration statement on Form 10 with the Securities and Exchange Commission (“SEC”). In June 2002, the SEC declared Westwood’s registration statement effective. Record date for the spin-off was June 17, 2002, with the distribution date set for June 28, 2002. One share of Westwood stock was distributed to the Company’s stockholders for every four shares of the Company’s stock owned as of the close of business on the record date. Because the spin-off occurred on June 28, 2002, Westwood’s statement of financial condition is not included in the consolidated statement of financial condition as of that date; however, the Company’s share of Westwood’s operations is included in the consolidated statements of income (loss) and comprehensive income (loss) for fiscal 2002. See Note 2.

Banking Group.     On April 28, 2000, the Company consummated its acquisition, through a pooling-of-interests, of ASBI Holdings, Inc. (“ASBI”) the parent company of First Savings through the exchange of 2.6 million shares of newly-issued shares of Company common stock for all of the outstanding shares of ASBI common stock at that date. The consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of ASBI. The accounting policies of the Bank and the Company are substantially comparable. Consequently, no adjustments were made to conform the accounting policies of the combining companies. In fiscal 2000, total revenue previously reported by the Company and by the Bank was $549,528,000 and $39,558,000, respectively, resulting in combined total revenue of $589,086,000. Also, net income previously reported in fiscal 2000 by the Company and by the Bank was $81,184,000 and $13,050,000, respectively, resulting in combined net income of $94,234,000.

The consolidated statements of stockholders’ equity also reflect dividends paid by ASBI to its shareholders approximating $6,577,000 in fiscal 2000. The Company recorded an unusual charge of $1.4 million ($910,000 net of tax) in the quarter ended June 30, 2000, for transaction costs, including investment banking, legal and accounting fees associated with the acquisition. See Note 1(i) regarding the tax impact of this acquisition. On May 15, 2000, ASBI merged with the Parent, with the Parent being the surviving entity, making First Savings and its subsidiaries a wholly owned subsidiary of the Parent. First Savings is a federally chartered savings association regulated by the Office of Thrift Supervision.

First Savings increased its ownership interest in FSBF from 50% to 75% and in FSB Financial from 49% to 73.5% in August 2001, recording goodwill of $1,256,000 on the acquisition.

In October 2001, First Savings sold its interest in its minority-owned subsidiary First Consumer Credit, LLC (“First Consumer”), receiving $1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. (“USHS”), a company publicly traded on NASDAQ. The shares of USHS were dividended to the Parent and were recorded at fair market value. A gain of approximately $1,163,000 was recorded on the sale of First Consumer in other income in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

Consolidated Financial Statements.     The annual consolidated financial statements of the Company are prepared as of the close of business on the last Friday of June. All significant intercompany balances and transactions have been eliminated.

(b)  Securities Transactions

Proprietary securities transactions in regular-way trades are recorded on a trade date basis, as if they had settled. Clients’ securities and commodities transactions are reported on a settlement date basis with the related commission income and expenses reported on a trade date basis.

(c)  Securities Owned

Marketable securities are carried at quoted market value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the consolidated statements of income and comprehensive income. The Company records the market value of securities owned on a trade date basis.

(d)  Loans Held for Sale

Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis. Discounts are amortized using a method approximating the interest method over the remaining period to contractual maturity. Loans held for sale consist of first mortgage loans and home improvement loans which have been purchased but not yet sold in the secondary market. Gains and losses on the sale of loans held for sale are determined using the specific identification method. At June 28, 2002, June 29, 2001 and June 30, 2000, the cost of loans held for sale approximated market.

(e)  Loans and Allowance for Probable Loan Losses

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

Subject to management’s assessment of loan performance and other factors, discounts on first mortgage, consumer and other loans are amortized to income using a method approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Interest income from factored receivables is recorded on an accrual basis in accordance with the terms of the agreements. Certain fees charged in connection with the factored receivables are earned and recorded in the month in which the receivables are purchased.

Impaired loans (as defined by Statement of Financial Accounting Standards (“SFAS”) No. 114 and as amended by SFAS No. 118) are accounted for at the net present value of expected future cash flows, discounted at the loan’s effective interest rate, the observable market price of the loan or at the fair value of the collateral if the loan is collateral dependent.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized generally to the extent cash payments are received.

The allowance for probable loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

(f)  Depreciation and Amortization

Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term (up to 9 years) using the straight line method. Goodwill resulting from acquisitions made prior to June 30, 2001, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over periods ranging from ten to forty years during all fiscal years presented.

(g)  Drafts Payable

In the normal course of business, the Company uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through the Company’s bank and are sent to the Company daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(h)  Reverse Repurchase and Repurchase Agreements

Securities purchased under agreements to resell (“Reverse Repurchase Agreements”) and securities sold under agreements to repurchase (“Repurchase Agreements”) are carried at the amounts at which these securities will be subsequently resold or reacquired as specified in the respective agreements. Management regularly monitors the market value of the underlying securities relating to outstanding repurchase and reverse repurchase agreements.

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

Concurrent with the acquisition of ASBI by the Company and prior to the merger with the Parent, ASBI changed its tax status from nontaxable to taxable. After that date, the Bank’s financial statements include a provision for the income tax effect of earnings reported in the financial statements, including taxes currently due and taxes deferred due to certain different accounting methods being used for financial statement and income tax reporting purposes. Prior to the change in tax status, earnings and losses of ASBI were included in the personal tax returns of the stockholders of ASBI.

As a result of ASBI being an S Corporation at the time the acquisition was consummated, the retained earnings of ASBI as of April 28, 2000 is deemed to be a contribution of undistributed earnings by the stockholders of ASBI to the Parent. Therefore, retained earnings of $28,916,000 was reclassified to additional paid-in-capital of the Parent. In addition, the Bank recorded an unusual credit to deferred tax benefit of $1.3 million as a result of the change in tax status from non-taxable to taxable.

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

Cash paid during the year for interest was $69,981,000, $175,770,000 and $173,293,000, in 2002, 2001 and 2000, respectively. Cash paid during the year for income taxes was $4,011,000, $18,160,000 and $49,052,000 in 2002, 2001 and 2000, respectively.

(k)  Earnings Per Share

The Company complies with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised.

(l)  Minority Interest

Minority interest in consolidated subsidiaries in the consolidated statements of financial condition and the consolidated statements of income (loss) and comprehensive income (loss) includes the Bank’s non-wholly owned subsidiaries. Additionally, minority interest in the Westwood Group is included in the consolidated statements of income (loss) and comprehensive income (loss) for fiscal 2002.

(m)  Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company provides pro forma disclosures of net income and earnings per share for stock option grants as if the fair value based method had been applied.

(n)  Treasury Stock

In November 2000, the Company’s Board of Directors authorized management to repurchase up to one million shares of the Company’s common stock in the open market. During fiscal 2002, the Company repurchased 80,000 shares at a cost of approximately $1,325,000. During fiscal 2001, the Company repurchased 219,000 shares of its common stock at a cost of $3,797,000. Treasury stock is also repurchased periodically under the Company’s Deferred Compensation Plan (Note 18).

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

(p)  Fair Value of Financial Instruments

Substantially all of the Company’s brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair values estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale and loans receivable was $448,757,000 at June 28, 2002 and $474,710,000 at June 29, 2001.

The Company’s short-term borrowings, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at June 28, 2002.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of deposits was $272,595,000 at June 28, 2002 and $344,663,000 at June 29, 2001. The carrying amount of advances from the FHLB approximates fair value at June 28, 2002 and June 29, 2001.

The 5% Exchangeable Subordinated Notes (“Notes”) are recorded at their fair value on the consolidated statements of financial condition in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of the notes was determined by prices quoted in the open market by a third party capital markets firm and considers the valuation changes associated with the derivatives identified with such notes (Note 15).

(q)  Accounting Pronouncements

The Financial Accounting Standards Board has recently issued the following SFAS, which are applicable to the Company:

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of FASB Statement 125”.    Issued in September 2000, this statement replaces FASB Statement No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. It revises the standards for accounting and disclosure of securitizations and other transfers of financial assets and collateral and requires certain disclosures, butit carries over most of the provisions of SFAS No. 125 without reconsideration. The Company receives collateral in connection with resale agreements, securities borrowed transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge these securities held as collateral and use these securities to enter into securities lending arrangements or deliver to counterparties to cover short positions. From time to time, FSB sells loan portfolios. SFAS No. 140 impacts the calculation of the gain on the sale of these portfolios. The Company adopted this statement and its disclosure provisions in fiscal 2002, with no material impact to the consolidated financial statements.

SFAS No. 141, “Business Combinations”.    Issued in June 2001, SFAS No 141 eliminates the pooling-of -interests method of accounting for business combinations. This statement is effective for business combinations initiated after June 30, 2001 and business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 also specifies the criteria intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 141 was applicable to the Company’s acquisition of O’Connor & Company Securities, Inc. and the Bank’s acquisition of additional ownership interest in FSBF and FSB Financial during fiscal 2002.

SFAS No. 142, “Goodwill and Other Intangible Assets”.    SFAS No. 142 addresses financial accounting and reporting for acquired goodwill. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The statement also provides specific guidance for impairment testing. Provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year to all goodwill and other intangible assets recognized in the financial statements at that date. Therefore, the Company will apply the provisions of SFAS No. 142 in accordance with the transition provisions of SFAS No. 142 during fiscal 2003. It is the opinion of management that adopting SFAS No. 142 will not have a material impact on the consolidated financial statements of the Company.

The Company had goodwill of $6,493,000 at June 28, 2002 and $8,303,000 at June 29, 2001. Of the goodwill recorded as of June 28, 2002, $2,238,000 was not subject to amortization, arising from acquisitions during fiscal 2002. Additionally, the Company recorded amortization expense of $635,000, $592,000, and $286,000 in fiscal years 2002, 2001 and 2000, respectively.

SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.    Issued in August 2001, this statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of the business previously defined in that opinion. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt the provisions of SFAS No. 144 in the first quarter of fiscal 2003, and does not expect the impact to be material to the consolidated financial statements.

SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections”.    Issued in April 2002, this statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. SFAS No. 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of SFAS No. 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after May 15, 2002. The Company does not believe that SFAS No. 145 will have a material impact on its consolidated financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activites”.    Issued in June 2002, this statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on the consolidated financial statements.

(r)  Reclassifications

Certain amounts in 2001 and 2000 have been reclassified to conform to the 2002 presentation.

2.    SPIN-OFF OF WESTWOOD GROUP

On June 28, 2002, the Company completed the spin-off of the Westwood Group. See Note 1. Summarized financial information of the Westwood Group is as follows (in thousands):

	2002	2001	2000
Revenues	$20,575	$18,018	$12,825
Operating expenses	17,275	10,404	8,945

	3,300	7,614	3,880
Income taxes	2,652	2,909	1,415

Net income	$648	$4,705	$2,465

Total assets	$20,976	$20,260

Total liabilities	$4,011	$4,559

Shareholders’ equity	$16,965	$15,701

Immediately prior to the spin-off on June 28, 2002, the Company had minority interest of $502,000 and equity in earnings of $16,463,000 related to the Westwood Group recorded in the consolidated statements of financial condition.

3.    ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 28, 2002, the Company had U.S. Treasury securities with a market value of approximately $226,273,000, reverse repurchase agreements of approximately $207,582,000, cash of $51,000 and related accrued interest of approximately $51,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $210,592,000. The Company also had approximately $8,748,000 in reverse repurchase agreements, cash of $1,000 and related accrued interest of approximately $1,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 28, 2002. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $8,924,000.

At June 29, 2001, the Company had U.S. Treasury securities with a market value of approximately $124,363,000, reverse repurchase agreements of approximately $216,690,000, cash of $19,000 and related accrued interest of approximately $130,000 segregated in these accounts. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $220,490,000. The Company also had approximately $20,862,000 in reverse repurchase agreements, cash of $1,000 and related accrued interest of approximately $6,000 in special reserve bank accounts for the PAIB at June 29, 2001. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $21,101,000.

4.    MARKETABLE EQUITY SECURITIES

The investments in Knight and USHS common stock are classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at June 28, 2002 and June 29, 2001 (dollars in thousands):

	Shares Held	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 28, 2002
Knight	373,550	$48	1,909	—	$1,957
USHS	365,723	936	1,039	—	1,975

Marketable equity securities		$984	2,948	—	$3,932

June 29, 2001
Marketable equity securities—Knight	906,184	$117	9,570	—	$9,687

The “specific identification” method is used to determine the cost of marketable securities sold. As of June 28, 2002, 373,550 shares of the Knight stock are hedged by the Notes discussed in Note 15. In December 2000, the Company repurchased and retired 640,782 Notes. A like number of Knight shares was released from the hedging provisions of SFAS No. 133. Upon final disposition of these previously hedged shares of Knight stock, the Company recognized non-cash gains of approximately $23.50 per share, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000).

For the fiscal year ended June 28, 2002, the Company sold 532,634 shares of Knight with cash proceeds from the sales totaling $5,063,000. Realized cash gains on these sales totaled $4,994,000 for the fiscal year ended June 28, 2002. As all of the shares sold in fiscal 2002 were previously hedged stock under SFAS No. 133, the Company recorded a $19,257,000 ($12,517,000, net of tax) non-cash gain on sale of stock in net gains from principal transactions in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Therefore, totals gains related to the sales of Knight common stock were $24,251,000 during fiscal 2002.

In fiscal 2001, the Company sold 646,292 shares of Knight with proceeds from the sales totaling $11,488,000, and realized cash gains on these sales totaling $11,405,000. Of the shares sold in fiscal 2001, 108,148 shares was previously hedged stock, therefore, a $4,075,000 ($2,648,000, net of tax) non-cash gain on sale of stock was recorded in net gains from principal transactions in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Therefore, totals gains related to the sales of Knight common stock were $15,480,000 during fiscal 2001.

In fiscal 2000, the Company sold 1,797,224 shares of Knight with proceeds from the sales totaling $83,802,000, with realized gains on these sales totaling $83,570,000.

5.    RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 28, 2002 and June 29, 2001, the Company had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2002	2001
Receivable:
Securities failed to deliver	$44,495	$25,825
Securities borrowed	1,693,083	2,162,467
Correspondent broker/dealers	22,147	16,353
Clearing organizations	2,538	1,776
Other	7,792	14,832

	$1,770,055	$2,221,253

Payable:
Securities failed to receive	$31,330	$22,596
Securities loaned	1,699,072	2,166,165
Correspondent broker/dealers	25,012	31,660
Other	9,327	12,786

	$1,764,741	$2,233,207

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

The Company participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. All open positions are adjusted to market values daily. The Company has received collateral of $1,693,083,000 under securities lending agreements, of which the Company has repledged $1,675,205,000 at June 28, 2002. At June 29, 2001, the Company had collateral of $2,162,467,000 under securities lending agreements, of which the Company had repledged $2,152,749,000.

6.    RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $8,133,000 and $2,220,000, respectively, at June 28, 2002 and $5,947,000 and $2,102,000, respectively, at June 29, 2001. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

In addition to using customer securities to finance bank loans as discussed in Note 11, the Company also pledges client securities as collateral in conjunction with the Company’s securities lending activities. At June 28, 2002, $488,500,000 of client securities under customer margin loans are available to be pledged, of which the Company has pledged $22,829,000 under securities loan agreements. At June 29, 2001, $566,847,000 of client securities under customer margin loans was available to be pledged, and the Company repledged $11,474,000 under securities loan agreements.

The Company pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $663,712,000 and $605,048,000 at June 28, 2002 and June 29, 2001, respectively. During fiscal year 2002, the interest rates paid on these balances ranged from 1.0% to 3.1%. The weighted average interest rate paid was 1.6% in fiscal 2002 and 4.66% in fiscal 2001.

The Company maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations. At June 28, 2002 and June 29, 2001, all unsecured customer receivables had been provided for in this allowance.

7.    LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area. Also, the Bank purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the area. At June 28, 2002 and June 29, 2001, substantially all of the Bank’s loans are collateralized with real estate or automobiles.

Loans receivable at June 28, 2002 and June 29, 2001 are summarized as follows (in thousands):

	2002	2001
First mortgage loans (principally conventional):
Real estate	$169,613	$153,573
Construction	122,885	116,195

	292,498	269,768

Consumer and other loans:
Commercial	24,171	18,757
Other	35,400	35,640

	59,571	54,397

Factored receivables	8,833	11,021

	360,902	335,186
Unearned income	(10,606)	(11,957)
Allowance for probable loan losses	(4,758)	(3,280)

	$345,538	$319,949

Impairment of loans with a recorded investment of approximately $7,423,000 and $4,084,000 at June 28, 2002 and June 29, 2001, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The average recorded investment in impaired loans was approximately $6,591,000 during fiscal 2002 and $3,238,000 in fiscal 2001. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $440,000 at June 28, 2002. At June 29, 2001, there was no specific allowance for loan losses related to these loans. No material amount of interest income on impaired loans was recognized for cash payments received in 2002 and 2001.

An analysis of the allowance for probable loan losses for the years ended June 28, 2002, June 29, 2001 and June 30, 2000 is as follows (in thousands):

	2002	2001	2000
Balance at beginning of year	$3,280	$3,699	$3,379
Provision for loan losses	2,716	1,756	1,097
Loans charged to the allowance, net	(1,238)	(2,175)	(777)

Balance at end of year	$4,758	$3,280	$3,699

8.    SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 28, 2002 and June 29, 2001, which are carried at market value, include the following (in thousands):

	2002	2001
Securities owned:
Corporate equity securities	$13,097	$28,279
Municipal obligations	24,474	28,280
U.S. Government and Government agency obligations	19,613	26,361
Corporate obligations	34,915	40,240
Other	11,789	22,914

	$103,888	$146,074

Securities sold, not yet purchased:
Corporate equity securities	$5,615	$3,690
Municipal obligations	298	2,731
U.S. Government and Government agency obligations	9,248	19,150
Corporate obligations	4,142	2,904
Other	354	175

	$19,657	$28,650

Certain of the above securities have been pledged to secure short-term borrowings (Note 11) and as security deposits at clearing organizations for the Company’s clearing business. Securities pledged as security deposits at clearing organizations were $1,987,000 and $2,712,000 at June 28, 2002 and June 29, 2001, respectively. Additionally, at June 28, 2002 and June 29, 2001, the Company had pledged firm securities valued at $406,000 and $119,000, respectively, in conjunction with securities lending activities.

9.    EQUITY METHOD INVESTMENT

The Company is a part-owner of a software development company, Comprehensive Software Systems, Ltd. (“CSS”). CSS was formed in 1993 to develop a new brokerage front- and back-office system. The Company initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments by the Company, the Company’s ownership in CSS increased in fiscal 2002 to 25.08%. Consequently, the Company implemented the equity method of accounting, prescribed by APB Opinion No. 18, to its investment in CSS. Summarized financial information of CSS is as follows:

	2002	2001
Total assets	$14,475	$7,670

Total liabilities	$2,180	$2,278

Shareholders’ equity	$12,295	$5,392

Total revenues	$4,024	$3,516

Net loss	$(13,113)	$(9,344)

For fiscal year 2002, the Company’s proportionate share of the undistributed net loss was $2,931,000, and amortization expense on the designated goodwill was $370,000. As required by APB Opinion No. 18, the Company restated its fiscal 2001 financial statements to record its share of undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill.

The following table summarizes the effect of applying the equity method of accounting in fiscal 2001.

	Fiscal Year 2001
	Previously Reported	Equity in Losses (1)	Restated
Total revenues	$470,702	$—	$470,702
Total expenses	434,300	(1,440)	435,740

Income before income taxes and minority interest	36,402	(1,440)	34,962
Income taxes	11,805	(504)	11,301

Income before minority interest	$24,597	$(936)	$23,661

Net income	$19,339	$(936)	$18,403

Earnings per share—basic	$1.11	$(.05)	$1.06

Earnings per share—diluted	$1.10	$(.05)	$1.05

Retained earnings	$21,269	$(936)	$20,333

(1)	Equity in losses includes amortization of designated goodwill of $302,000 in fiscal 2001.

The impact of the equity method of accounting for this investment prior to 2001 was immaterial to the consolidated financial statements.

Additionally, the Company determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, the Company wrote-off the investment in CSS of $3,084,000 and the related goodwill of $933,000 in June 2002. At June 29, 2001, the investment in CSS totaled $759,000 and related goodwill totaled $1,481,000.

10.    IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 121, the Company recorded $6.3 million in charges primarily related to leasehold and fixed asset impairments, resulting from consolidating and reorganizing certain business units in June 2002. The impairment of fixed assets totaled $3.4 million, and represented 100% of the net book value of the assets at the time of the charge. Leasehold impairments totaled $2.9 million, as determined by the present value of future cash flows on the impaired leases. These charges are included in occupancy, equipment and computer service costs on the consolidated statements of income (loss) and comprehensive income (loss). Of the charges discussed above, $5 million relates to the Parent and $1.3 million related to SWS Technologies, both of which are included in the “other” business segment.

11.    SHORT-TERM BORROWINGS

The Company has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate (1.5% at June 28, 2002). At June 28, 2002, the amount outstanding under these secured arrangements was $31,000,000 which was collateralized by securities held for firm accounts valued at $36,053,000 and $6,600,000 which was collateralized by securities held for non customer accounts valued at $27,703,000. There were no borrowings under these arrangements at June 29, 2001.

In addition to the broker loan lines, the Company has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, none of which was outstanding at either June 28, 2002 or June 29, 2001.

The Company has an irrevocable letter of credit agreement aggregating $45,000,000 and $80,000,000 at June 28, 2002 and June 29, 2001, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $75,502,000 and $129,677,000 at June 28, 2002 and June 29, 2001, respectively. The Company also has unsecured letters of credit, aggregating $4,845,000 at June 28, 2002 and June 29, 2001, pledged to support its open positions with securities clearing organizations. The unsecured letter of credit bears interest at the prime rate plus 3%, if drawn, and is renewable semi-annually.

During fiscal years 2002, 2001 and 2000, the Company had no repurchase agreements outstanding.

12.    DEPOSITS

Bank deposits at June 28, 2002 and June 29, 2001 are summarized as follows (dollars in thousands):

	2002		2001
	Amount	Percent	Amount	Percent

Noninterest bearing demand accounts	$20,154	7.6%	$22,406	6.6%
Interest bearing demand accounts	33,905	12.8	5,088	1.5
Savings accounts	925	0.3	560	0.2
Limited access money market accounts	14,214	5.4	14,008	4.2
Certificates of deposit, less than $100,000	127,049	47.9	179,681	53.4
Certificates of deposit, $100,000 and greater	69,123	26.0	114,538	34.1

	$265,370	100.0%	$336,281	100.0%

The weighted average interest rate on deposits was approximately 3.3% at June 28, 2002 and 5.5% at June 29, 2001. At June 28, 2002, scheduled maturities of certificates of deposit were as follows (in thousands):

	2003	2004	2005	Thereafter	Total
Certificates of deposit, less than $100,000	$89,807	$16,915	$11,400	$8,927	$127,049
Certificates of deposit, $100,000 and greater	56,572	4,294	4,451	3,806	69,123

	$146,379	$21,209	$15,851	$12,733	$196,172

13.    ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 28, 2002 and June 29, 2001, advances from the FHLB were due as follows (in thousands):

	2002	2001
Maturity:
Due within one year	$147,075	$101,456
Due within two years	—	1,517
Due within five years	3,246	3,164
Due within seven years	533	223
Due within ten years	3,661	1,411
Due within twenty years	5,953	5,706

	$160,468	$113,477

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 1.9% to 7.7% are collateralized by approximately $176,200,000 of collateral value (as defined) in qualifying first mortgage loans at June 28, 2002. At June 29, 2001, advances with interest rates from 3.9% to 7.7% were collateralized by approximately $145,116,000 of collateral value in qualifying first mortgages.

14.    INCOME TAXES

Income tax expense (benefit) for the years ended June 28, 2002, June 29, 2001 and June 30, 2000 (effective rate of 18.3% in 2002, 32.3% in 2001 and 31.1% in 2000) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in 2002, 2001 and 2000) to income before income taxes and minority interest in consolidated subsidiaries and is comprised of the following (in thousands):

	2002	2001	2000
Income tax expense (benefit) at the statutory rate	$(2,585)	$12,236	$48,267
Tax exempt interest	(434)	(269)	(487)
Minority interest in consolidated subsidiaries	(467)	(834)	(278)
Non-deductible compensation expense on Westwood spin-off	1,197	—	—
Earnings of S Corporation prior to acquisition, taxable to shareholders of ASBI	—	—	(3,670)
Adjustment for change in tax status	—	—	(1,341)
Other, net	937	168	387

	$(1,352)	$11,301	$42,878

Income taxes as set forth in the consolidated statements of income (loss) and comprehensive income (loss) consisted of the following components (in thousands):

	2002	2001	2000
Federal—current	$(3,443)	$18,891	$49,481
Federal—deferred	2,007	(7,699)	(6,652)
State—current	84	109	92
State—deferred	—	—	(43)

Total income tax expense (benefit)	$(1,352)	$11,301	$42,878

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 28, 2002 and June 29, 2001 are presented below (in thousands):

	2002	2001
Deferred tax assets:
Expenses for book, not deductible until paid	$14,692	$15,432
Depreciation at rates different for tax than for financial reporting	702	691
Gain on sale of loans deferred for book	121	214
Impairment of fixed assets and leasehold improvements	2,116	—
Undistributed loss from CSS and amortization of related goodwill	1,659	504
Write-off of CSS and related goodwill	1,406	—
Allowance for probable loan losses in excess of tax reserve	1,470	948
Other	1,494	1,075

Total gross deferred tax assets	23,660	18,864
Deferred tax liabilities:
Unrealized holding gain on marketable equity securities	(6,625)	(8,231)
Investment in limited liability companies	—	(71)
Other	(769)	(426)

Total gross deferred tax liabilities	(7,394)	(8,728)

Net deferred tax assets—included in other assets on the consolidated statements of financial condition	$16,266	$10,136

As a result of the Company’s history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.

15.    EXCHANGEABLE SUBORDINATED NOTES

Issuance and Repurchase.    On June 16, 1999, the Company issued $50 million Notes consisting of 882,028 Derivative Adjustable Ratio SecuritiesSM (each a “DARTSSM”). In July 1999, the Company issued an additional $7.5 million of the Notes (132,304 DARTS) as the underwriters exercised their over-allotment option. These Notes were designated as a hedge of 1,014,332 shares of Knight common stock.

In December 2000, the Company paid approximately $17 million to repurchase and retire 640,782, or approximately 63%, of its outstanding DARTS. The Company reduced the DART liability by approximately $17 million as a result of the repurchase in fiscal 2001. There was no material gain or loss recorded on the repurchase of the DARTS.

At June 28, 2002, 373,550 DARTS with a face value of $21.2 million, remain outstanding. The remaining Notes mature on June 30, 2004, and are not redeemable or exchangeable until that time. The 5% interest payments, paid quarterly in arrears on March 31, June 30, September 30, and December 31, commenced September 30, 1999. Interest expense was approximately $1.1 million in fiscal 2002, $2 million in fiscal 2001 and $2.9 million in fiscal 2000 on the DARTS. Accrued interest at both June 28, 2002 and June 29, 2001 totaled $265,000.

Legal and accounting fees, printing costs and other expenses associated with the issuance of the DARTS totaled approximately $2 million and are being amortized on the straight-line method over the term of the bonds. Approximately $900,000 of debt issue costs were written off in conjunction with the repurchase in December 2000. In fiscal 2002, 2001 and 2000, amortization expense charged to operations was $151,000, $280,000 and $405,000, respectively.

SFAS No. 133.    The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, effective July 1, 2000. SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. Upon adoption of SFAS No. 133, the Company recognized a net transition loss of $4,422,000, or $2,874,000 net of tax, which includes gains on the change in the value of the embedded derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income (loss). The net transition loss represents the differences in time value of money related to the embedded derivative. To properly adjust the value of the embedded derivative on the statement of financial condition upon adoption of SFAS No. 133, the Company reduced the Notes’ liability by $17,956,000 and recorded offsetting increases to accumulated other comprehensive income of $14,546,000 and deferred tax liability of $6,285,000.

Recognition of the change in fair value of the embedded derivative requires adjustment of the value of the derivative embedded in the Notes’ liability account on the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the fiscal years ended June 28, 2002 and June 29, 2001 (in thousands):

	Fiscal 2002	Fiscal 2001
Balance at beginning of fiscal year	$8,568	$57,500
Adoption of SFAS No. 133	—	(17,956)
Change in value of embedded derivative	(1,783)	(13,574)
Repurchase of DARTS	—	(17,402)

Balance at end of fiscal year	$6,785	$8,568

The Company also reclassified losses of $1,323,000 from other comprehensive income (loss), net of tax of $713,000, to earnings to record the change in value of the hedged Knight shares in earnings for the fiscal year ended June 28, 2002. In fiscal 2001, the Company reclassified losses of $10,526,000 from other comprehensive income, net of tax of $5,596,000, to earnings to record the change in value of the hedged Knight shares.

DARTS Obligation.    At maturity in June 2004, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of the Company, their cash equivalent. The Notes were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes’ maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight’s common stock is 20% or more greater than the DARTS’ issue price. If the average price of the Knight common stock is between the Notes’ issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. The amount of Knight common stock delivered at maturity may be adjusted as a result of certain distribution and recapitalization events involving Knight.

The DARTS are subordinated and unsecured general debts of the Company and are subordinated to all existing and future indebtedness of the Company and all liabilities of the Company’s subsidiaries. DARTS will rank equal to future debt for money borrowed that is not designated as senior to the DARTS and future debt that is exchangeable for capital stock.

16.    REGULATORY CAPITAL REQUIREMENTS

Brokerage Group.    The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. SWS Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 28, 2002, SWS Securities had net capital of $85,750,000, or approximately 15.7% of aggregate debit balances, which is $74,807,000 in excess of its minimum net capital requirement of $10,943,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 28, 2002, SWS Securities had net capital of $58,394,000 in excess of 5% of aggregate debit items.

Southwest Clearing and May Financial also follow the alternative method. At June 28, 2002, Southwest Clearing had net capital of $1,829,000, which is $1,579,000 in excess of its minimum net capital requirement of $250,000 at that date. May Financial had net capital of $539,000, which is $289,000 in excess of its net capital requirement of $250,000 at June 28, 2002.

SWS Financial and Mydiscountbroker follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At June 28, 2002, the net capital and excess net capital of SWS Financial was $319,000 and $69,000, respectively, and Mydiscountbroker had net capital and excess net capital of $2,408,000 and $2,158,000, respectively.

Banking Group.    First Savings is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 28, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 28, 2002 and June 29, 2001, First Savings is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following tables (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 28, 2002:
Total capital (to risk weighted assets)	$47,808	11.5%	$33,369	8.0%	$41,711	10.0%
Tier I capital (to risk weighted assets)	44,805	10.7	16,684	4.0	25,026	6.0
Tier I capital (to adjusted total assets)	44,805	9.3	19,258	4.0	24,072	5.0

June 29, 2001:
Total capital (to risk weighted assets)	$43,095	10.7%	$32,222	8.0%	$40,277	10.0%
Tier I capital (to risk weighted assets)	42,020	10.4	16,111	4.0	24,166	6.0
Tier I capital (to adjusted total assets)	42,020	8.4	19,993	4.0	24,991	5.0

17. STOCK DIVIDENDS

No stock dividends were declared in fiscal 2002. The Board of Directors has declared the following stock dividends to stockholders in prior fiscal years:

Dividend Percentage	Declaration Date	Record Date	Paid Date	Stock Options Adjusted
Ten Percent	May 3, 2001	July 13, 2001	August 1, 2001	Yes
Ten Percent	May 4, 2000	July 14, 2000	August 1, 2000	Yes
Ten Percent	May 6, 1999	July 15, 1999	August 2, 1999	Yes
Five Percent	May 22, 1998	July 15, 1998	August 3, 1998	Yes
Ten Percent	August 28, 1997	September 15, 1997	October 1, 1997	No

Per share amounts, dividends per share and weighted average shares outstanding have been restated in the accompanying consolidated financial statements to reflect the effect of these stock dividends.

18.    EMPLOYEE BENEFITS

Stock Option Plans.    At June 28, 2002, the Company had two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of the Company’s common stock for issuance to eligible employees of the Company or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of the Company’s common stock for eligible employees or potential employees of the Company or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. Options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

At the discretion of the Compensation Committee, the stock options outstanding, as well as the options’ exercise prices, were adjusted as noted in the table in Note 17. The number of stock options outstanding, stock options exercisable, the weighted-average exercise prices and the weighted-average fair value of options granted during the fiscal years at June 29, 2001 and June 30, 2000 have been restated. In fiscal 2002, all stock options and exercise prices were adjusted to reflect the spin-off of the Westwood Group. Shares issued and remaining for future issuance under these option plans reflect stock dividends issued by the Company, as well as the adjustment for the Westwood Group spin-off.

The following table sets forth certain information concerning all equity compensation plans previously approved by the stockholders and all equity compensation plans not previously approved by the stockholders as of June 28, 2002. The 1996 Plan was approved by the Company’s stockholders, while the 1997 Plan was not.

	Equity Compensation Plan Information as of June 28, 2002
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,601,476	$19.16	2,626,178
Equity compensation plans not approved by stockholders	86,700	$19.15	163,427

	1,688,176	$19.16	2,789,605

A summary of the status of the Company’s outstanding stock options as of June 28, 2002, June 29, 2001 and June 30, 2000 is presented below:

	2002		2001		2000
	Underlying Shares	Weighted-Average Exercise Price	Underlying Shares	Weighted-Average Exercise Price	Underlying Shares	Weighted-Average Exercise Price
Outstanding, beginning of period	1,169,650	$24.57	775,753	$24.71	485,717	$19.15
Granted	393,652	19.15	394,315	28.27	315,244	34.87
Exercised	(92,550)	16.28	(27,879)	15.88	(39,290)	12.82
Forfeited	(97,138)	25.03	(78,945)	26.57	(56,293)	26.93
Adjustment for Westwood Group spin-off	314,562	—	—	—	—	—
Adjustment for stock dividends	—	—	106,406	—	70,375	—

Outstanding, end of period	1,688,176	$19.16	1,169,650	$24.57	775,753	$24.71

Exercisable, end of period	797,698		377,232		178,914
Weighted-average fair value of options granted during fiscal year	$6.13		$13.19		$15.36

The following table summarizes information for the stock options outstanding at June 28, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.92-$16.34	866,709	7.3 years	$14.27	423,399	$13.43
$16.47-$23.61	466,995	7.8 years	$22.88	174,074	$22.66
$25.40-$33.61	354,472	7.0 years	$26.19	200,225	$26.22

$10.92-$33.61	1,688,176	7.4 years	$19.16	797,698	$18.66

The Company applies APB 25 and related interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost been determined consistent with SFAS 123 for the options granted, the Company’s net income (loss) and earnings per share would have been the pro forma amounts indicated below for the years ended June 28, 2002, June 29, 2001 and June 30, 2000 (in thousands, except share and per share amounts):

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss):
Income (loss) before cumulative effect of change in accounting principle	$(7,184)	$(9,045)	$21,277	$19,842	$94,234	$93,514
Cumulative effect of change in accounting principle, net of tax	—	—	(2,874)	(2,874)	—	—

Net income (loss)	$(7,184)	$(9,045)	$18,403	$16,968	$94,234	$93,514

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share—basic:
Income (loss) before cumulative effect of change in accounting principle	$(.42)	$(.53)	$1.22	$1.14	$5.40	$5.36
Cumulative effect of change in accounting principle, net of tax	—	—	(.16)	(.16)	—	—

Net income (loss)	$(.42)	$(.53)	$1.06	$.98	$5.40	$5.36

Earnings per share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$(.42)	$(.53)	$1.21	$1.13	$5.35	$5.31
Cumulative effect of change in accounting principle, net of tax	—	—	(.16)	(.16)	—	—

Net income (loss)	$(.42)	$(.53)	$1.05	$.97	$5.35	$5.31

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000:

	2002	2001	2000
Expected volatility	51%	52%	45%
Risk-free interest rate	4.16%	5.97%	5.86%
Expected dividend yield	2.57%	1.45%	.93%
Expected life	5 years	5 years	5 years

Profit Sharing/401(k) Plan.    The Company has a defined contribution profit sharing/401(k) plan covering substantially all employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at the Company’s discretion. There was no profit sharing expense in fiscal 2002. Profit sharing expense for fiscal years 2001 and 2000 was approximately $1,920,000 and $7,834,000, respectively. The 401(k) portion of the plan began in January 2000, and the Company provides a match of up to 4% of eligible compensation. The Company’s matching contributions vest immediately and the expense totaled approximately $2,394,000, $2,561,000 and $1,388,000 in fiscal 2002, 2001 and 2000, respectively.

Money Purchase Pension Plan.    In January, 2000, the Company implemented a Money Purchase Pension Plan (“Money Purchase Plan”) covering substantially all employees. Employer contributions become vested after six years of service by the participant. Money Purchase Plan contributions are determined by the Company’s Board of Directors and may not exceed the lesser of 15% of the total annual compensation paid to the participant or the Company’s net profits before taxes. For the years ended June 28, 2002 and June 29, 2001, the Company contributed $244,000 and $1,905,000, respectively, to the Money Purchase Plan. The Money Purchase Plan was terminated effective January 1, 2002. All participant accounts became fully vested at that time and were transferred into the 401(k) plan.

Deferred Compensation Plan.    In July 1999 the Company implemented a Deferred Compensation Plan (“Plan”) for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the Plan consist of employee pre-tax contributions and the Company’s matching contributions up to a specified limit. Participants can invest in the Company’s common stock or a variety of mutual funds. The Company stock is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. For the fiscal years ended June 28, 2002 and June 29, 2001, approximately $5,474,000 and

$5,244,000, respectively, were invested into the Plan. At June 28, 2002, funds totaling $1,502,000 were invested in 61,237 shares of the Company’s common stock (as adjusted for the 10% stock dividend), with the remainder being used to purchase mutual funds. Funds totaling $1,146,000 were invested in 42,857 shares of the Company’s common stock (as adjusted for the 10% stock dividend), with the remainder being used to purchase mutual funds as of June 29, 2001. Approximately $181,000, $1,697,000 and $3,645,000 of compensation expense was recorded related to the Plan in fiscal years 2002, 2001 and 2000, respectively. The trustee of the Plan is Westwood Trust.

Stock Purchase Plan.    On August 20, 1997, the Board of Directors adopted a Stock Purchase Plan (“Stock Purchase Plan”) to enable employees of the Company and its subsidiaries to purchase up to 1,270,500 shares of common stock of the Company, as adjusted for stock dividends (Note 17). The Plan was terminated by the Board of Directors in November 1999. The Plan distributed remaining shares to participants during fiscal 2002, and 898 forfeited shares, with a cost basis of $23,000, were released to treasury stock. At June 29, 2001, approximately 12,000 shares were issued under the Stock Purchase Plan, as adjusted for stock dividends.

19.    EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations, as adjusted for the stock dividends as discussed in Note 17, is as follows (in thousands, except share and per share amounts):

	2002	2001	2000
Income (loss) before cumulative effect of change in accounting principle	$(7,184)	$21,277	$94,234
Cumulative effect of change in accounting principle, net of tax	—	(2,874)	—

Net income (loss)	$(7,184)	$18,403	$94,234

Net income			$94,234
Adjustment for pro forma tax of Subchapter S corporation			(3,670)

Pro forma net income, tax effected			$90,564

Weighted average shares outstanding—basic	17,215,592	17,408,922	17,446,638
Effect of dilutive securities:
Assumed exercise of stock options	—	91,854	157,117

Weighted average shares outstanding—diluted	17,215,592	17,500,776	17,603,755

Earnings per share—basic
Income (loss) before cumulative effect of change in accounting principle	$(.42)	$1.22	$5.40
Cumulative effect of change in accounting principle, net of tax	—	(.16)	—

Net income (loss)	$(.42)	$1.06	$5.40

Earnings per share—diluted
Income (loss) before cumulative effect of change in accounting principle	$(.42)	$1.21	$5.35
Cumulative effect of change in accounting principle, net of tax	—	(.16)	—

Net income (loss)	$(.42)	$1.05	$5.35

Pro forma earnings per share—basic			$5.19

Pro forma earnings per share—diluted			$5.14

As a result of the net loss in fiscal 2002, all options are considered antidilutive and are thus not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share.

The above presentation of pro forma tax net income represents the pro forma tax adjustments of ASBI as a Subchapter S corporation as if it had been a taxable entity in fiscal year 2000.

20.    COMMITMENTS AND CONTINGENCIES

The Company leases its offices under noncancelable operating lease agreements. During fiscal years 2002, 2001 and 2000, the Company entered into various noncancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for facilities and equipment leases for fiscal years 2002, 2001 and 2000 aggregated approximately $23,394,000, $19,825,000 and $14,311,000, respectively.

At June 28, 2002, the future rental payments for the noncancelable operating leases, including future rental payments on leases fully reserved for totaling $8,255,000, for each of the following five fiscal years and thereafter follow (in thousands):

Year ending:
2003	$15,263
2004	9,450
2005	5,508
2006	5,327
2007	5,065
Thereafter	7,606

Total payments due	$48,219

In January 2002, the Company issued a loan guarantee for FSB Financial for $35 million, expiring January 22, 2003. The guarantee requires interest at a rate of prime plus 1.5%, if utilized. At June 28, 2002, there were no amounts outstanding on this guarantee.

In connection with the spin-off, the Company agreed to indemnify the Westwood Group from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy because it is subject to various pending legal actions and judgments. The bankruptcy petition seeks liquidation of a block of land, the only asset of the Boykin Trust. The Company settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. The Company’s management believes that the resolution of the remaining issues associated with the Boykin Trust will not have a material impact on the consolidated financial statements.

Under the terms of a severance agreement, the Company is obligated to pay a former executive officer a total of $1 million for consulting services. The Company is paying the former executive $50,000 per month through August 15, 2003.

On October 21, 1999, the Company filed an arbitration claim with the National Association of Securities Dealers against a former correspondent broker/dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. On January 22, 2001, the Company was notified that it was successful in obtaining a $4.7 million award against the correspondent broker/dealer, but was unsuccessful in its cause against the individual principal of the correspondent firm. To date, the Company has been unsuccessful in collecting this award and has therefore fully reserved for this margin loan.

In the general course of its brokerage business and the business of clearing for other brokerage firms, the Company and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

21.    AFFILIATE TRANSACTIONS

The Company, through its principal subsidiary, SWS Securities, provides accounting and administrative services for its subsidiaries and clears all customer transactions for SWS Financial, Mydiscountbroker and May Financial.

The Company has signed a transition services agreement with the Westwood Group to provide information systems and human resources services. Additionally, Westwood Management will continue to serve as the investment manager for the assets discussed in Note 3. Westwood Trust will continue to act as an agent on behalf of SWS Securities in the direction of transactions related to these assets.

Clients and correspondents of the Company have the option to invest in a brokered NOW account called Bank Insured Funds at First Savings. These funds are FDIC insured up to $100,000. At June 28, 2002, clients of SWS Securities had invested $27,676,000 in these funds.

22.    FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

A portion of the Company’s customer activity involves short sales and the writing of option contracts. Such transactions may require the Company to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer’s obligations.

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

Banking Group.    The Bank is a party to financial instruments with off-statement of financial condition risk in the normal course business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. First Savings uses the same credit policies in making commitments and conditional obligations as it does for on-statement of financial condition instruments.

At June 28, 2002, the approximate amounts of these financial instruments were as follows (in thousands):

Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to fund loans	$96,651
Available credit	17,682
Standby letters of credit	1,230

$115,563

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn on, the total commitments do not necessarily represent future cash requirements. First Savings evaluates each of the customer’s credit worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank has not incurred any significant losses on its commitments in the year ended June 28, 2002. Further, management believes First Savings will not incur material losses as a result of the commitments existing at June 28, 2002.

23.    SEGMENT REPORTING

During fiscal years 2002, 2001 and 2000, the Company operated three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. Such segments are managed separately based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes and minority interest in consolidated subsidiaries.

Brokerage Group.    The Brokerage Group is comprised of SWS Securities, SWS Financial, Mydiscountbroker, Southwest Clearing and May Financial. SWS Securities provides Correspondent clearing and execution services to securities broker/dealers, including SWS Financial, Mydiscountbroker and May Financial and other financial institutions. SWS Securities serves individual and institutional investors through its 22 branch offices. Through these offices, clients gain access to SWS Securities’ investment research. SWS Securities also provides municipal finance and investment banking and underwriting services.

SWS Financial contracts with independent registered representatives for the administration of their securities business. Mydiscountbroker specializes in deep discount brokerage services over the Internet. Southwest Clearing became an active broker/dealer in October 2001, as SIPC transferred to Southwest Clearing the accounts of a Midwest NASD broker/dealer after the Midwest broker/dealer was found to be in violation of minimum net capital requirements. May Financial is a registered broker/dealer that was acquired February 28, 2001 and is primarily involved in trading activities.

Asset Management Group.    Prior to the spin-off of the Westwood Group, the Asset Management Group was composed of the Westwood Group and SWS Capital. Westwood Management manages the Gabelli-Westwood Family of Mutual Funds as well as equity and fixed income investments for a diverse clientele including corporate plan sponsors, charitable institutions, educational endowments and public funds. Westwood Trust provides trust, custodial and other management services to high net worth individuals and corporations throughout Texas and the Southwest. SWS Capital administers the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas. The operations of the Westwood Group are included for all of fiscal 2002; however, as the spin-off was effective on June 28, 2002, the Westwood Group’s statement of financial condition is not included in the consolidated statement of financial condition as of that date.

Banking Group.    The Banking Group is composed of First Savings and its wholly and majority owned subsidiaries. First Savings is a thrift institution offering full-service, traditional banking, as well as Internet banking via its online division, MyBankUSA.com. FSB Financial purchases non-prime automobile loans; and FSB Development develops single family residential lots.

Other Consolidated Entities Group.    The Parent and SWS Technologies comprise the Other Consolidated Entities Group. The Parent is a holding company that owns various investments, including the investment in Knight common stock. SWS Technologies provides support services, such as Internet connectivity, to the Company. There are no material reconciling adjustments included in this category.

All accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
	(in thousands)
June 28, 2002
Net revenues from external sources	$239,922	$22,201	$47,416	$22,611	$332,150
Net intersegment revenues	(4,265)	764	(14)	3,515	—
Net interest revenue (expense)	34,325	542	24,846	(401)	59,312
Depreciation and amortization	3,711	113	630	4,764	9,218
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(22,737)	3,888	12,005	(541)	(7,385)
Net income (loss)	(12,967)	1,214	6,875	(2,306)	(7,184)
Segment assets	2,838,656	1,315	481,564	42,118	3,363,653
Expenditures for long-lived assets	4,305	29	1,495	631	6,460

June 29, 2001
Net revenues from external sources	$388,220	$19,815	$53,065	$9,602	$470,702
Net intersegment revenues	(6,703)	585	(66)	6,184	—
Net interest revenue (expense)	53,269	625	25,366	(1,411)	77,849
Depreciation and amortization	2,905	170	510	1,755	5,340
Income (loss) before income taxes and minority interest in consolidated subsidiaries	20,365	8,390	16,242	(10,035)	34,962
Net income (loss)	15,964	5,209	9,074	(11,844)	18,403
Segment assets	3,217,759	21,121	503,583	40,855	3,783,318
Expenditures for long-lived assets	5,343	55	1,122	407	6,927

June 30, 2000
Net revenues from external sources	$473,059	$14,906	$39,558	$61,563	$589,086
Net intersegment revenues	(6,172)	1,031	—	5,141	—
Net interest revenue (expense)	67,707	306	22,074	(2,507)	87,580
Depreciation and amortization	2,426	173	292	692	3,583
Income before income taxes and minority interest in consolidated subsidiaries	79,849	4,542	13,367	40,147	137,905
Net income	54,254	2,895	13,050	24,035	94,234
Segment assets	4,804,414	12,790	346,665	65,166	5,229,035
Expenditures for long-lived assets	3,476	5	1,664	77	5,222

On the consolidated statements of income (loss) and comprehensive income (loss), the cumulative effect of a change in accounting principle and other comprehensive income (loss) are solely related to the Parent, which is included in the other category. Minority interest is attributable to the Westwood Group and the Bank. The Westwood Group’s minority interest resulted from the sale of 19.82% of the Westwood Group to members of Westwood Group’s management in the second quarter of fiscal 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of SWS Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-1 present fairly, in all material respects, the financial position of SWS Group, Inc. and its subsidiaries at June 28, 2002, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth therein as of and for the year ended June 28, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
August 6, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
SWS Group, Inc.:

We have audited the consolidated financial statements of SWS Group Inc. and subsidiaries (formerly Southwest Securities Group, Inc. and subsidiaries) as of and for each of the years in the two-year period ended June 29, 2001 as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for each of the years in the two-year period ended June 29, 2001 as listed in the accompanying index appearing under Item 14(a)(2) on page 34. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWS Group, Inc. and subsidiaries as of June 29, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended June 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 15 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in fiscal 2001. Also, as discussed in note 9 to the consolidated financial statements, the Company changed its method of accounting for an investment from the cost method to the equity method and has accordingly restated the consolidated financial statements as of and for the year ended June 29, 2001.

KPMG LLP

Dallas, Texas
August 21, 2001, except as to note 9,
which is as of September 12, 2002

S-1

Schedule I—Condensed Financial Information of Registrant

SWS GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF FINANCIAL CONDITION
June 28, 2002 and June 29, 2001
(In thousands)

	2002	2001
		Restated
ASSETS
Investment in subsidiaries, at equity	$263,680	$285,415
Marketable equity securities	3,932	9,687
Notes receivable from subsidiary	43,000	58,000
Other assets	22,087	29,998

	$332,699	$383,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$70,629	$76,029
Exchangeable subordinated notes	6,785	8,568
Stockholders’ equity	255,285	298,503

	$332,699	$383,100

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I—Condensed Financial Information of Registrant—Continued

SWS GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME (LOSS), COMPREHENSIVE INCOME (LOSS)
AND STOCKHOLDERS’ EQUITY
Years Ended June 28, 2002, June 29, 2001 and June 30, 2000
(In thousands)

	2002	2001	2000
		Restated
Revenue:
Net gains on principal transactions	$24,285	$15,307	$68,470
Interest revenue	4,165	6,707	1,425
Other revenue	25	3,399	5,380

	28,475	25,413	75,275

Expenses:
Interest expense	1,079	1,957	2,909
Other expense	18,064	11,945	13,238

	19,143	13,902	16,147

Income before income tax expense and equity in earnings (loss) of subsidiaries	9,332	11,511	59,128
Income tax expense	3,990	4,311	20,955

Income (loss) before equity in earnings of subsidiaries	5,342	7,200	38,173
Equity in earnings (loss) of subsidiaries	(12,526)	14,077	56,061

Income (loss) before cumulative effect of change in accounting principles	(7,184)	21,277	94,234
Cumulative effect of change in accounting principles, net of tax of $1,548	—	(2,874)	—

Net income (loss)	(7,184)	18,403	94,234
Other comprehensive income (loss):
Holding gain (loss) arising during period, net of tax of $601 in 2002, $8,788 in 2001 and $14,995 in 2000	(2,084)	(17,213)	(27,605)
Reclassification for hedging activities, net of tax of $713 in 2002 and $4,881 in 2001	1,322	25,073	—
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $8,488 in 2002, $5,419 in 2001 and $29,250 in 2000	(15,763)	(10,061)	(54,320)

Net loss recognized in other comprehensive income (loss)	(16,525)	(2,201)	(81,925)

Comprehensive income (loss)	$(23,709)	$16,202	$12,309

(continued)

2

S-1 (continued)

Schedule I—Condensed Financial Information of Registrant—Continued

SWS GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME (LOSS), COMPREHENSIVE INCOME (LOSS)
AND STOCKHOLDERS’ EQUITY
Years Ended June 28, 2002, June 29, 2001 and June 30, 2000
(In thousands)

(continued)

	2002	2001	2000
	Restated
Stockholders’ equity at beginning of year	$298,503	$291,140	$289,700
Payment of cash dividends on common stock—Registrant	(6,886)	(5,701)	(4,008)
Payment of cash dividends on common stock—pooled company	—	—	(6,577)
Exercise of stock options	1,630	587	681
Compensation expense on option exercise	294	—	—
Reissuance (repurchase) of treasury stock	(1,325)	(3,797)	—
Spin-off Westwood Holdings Group, Inc. (“Westwood Group”)	(16,463)	—	—
Compensation expense on Westwood Group spin-off	2,741	—	—
Gain on sale of Westwood Group common stock	518	—	—
Issuance (forfeiture) of common stock and amortization of deferred compensation expense for Stock Purchase Plan	(18)	72	838
Adjustments to retained earnings to conform fiscal year end of pooled company:
Decrease retained earnings for income of pooled company	—	—	(3,660)
Increase retained earnings for dividends of pooled company	—	—	1,850
Net proceeds from employees for Employee Stock Purchase Plan	—	—	7

Stockholders’ equity at end of year	$255,285	$298,503	$291,140

See accompanying Notes to Condensed Financial Statements.

3

S-1 (continued)

Schedule I—Condensed Financial Information of Registrant—Continued

SWS GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended June 28, 2002, June 29, 2001 and June 30, 2000
(In thousands)

	2002	2001	2000
		Restated
Cash flows from operating activities:
Net income (loss)	$(7,184)	$18,403	$94,234
Adjustments:
Depreciation and amortization	735	1,686	603
Impairment charge on fixed assets and leasehold improvements	2,598	—	—
Deferred income tax benefit (expense)	4,186	(7,151)	(4,013)
Gain on sale of marketable equity securities	(24,251)	(15,480)	(68,470)
Reclassification from other comprehensive loss under SFAS No. 133	253	2,199	—
Equity in undistributed loss (earnings) of subsidiaries	12,526	(14,077)	(56,061)
Equity in undistributed loss of Comprehensive Software Systems, Ltd. (“CSS”)	2,931	1,138	—
Write-off investment in CSS and related goodwill	4,017	—	—
Impairment on investment	1,503	—	—
Compensation expense on spin-off of Westwood Holdings Group, Inc.	3,976	—	—
Compensation expense on stock options	294	—	—
Cumulative effect of change in accounting principle, net of tax	—	2,874	—
Gain on sale of NorAm Investment Services, Inc. (“NorAm”)	—	—	(94)
Other	3,938	(1,555)	12,099

Net cash used in operating activities	5,522	(11,963)	(21,702)

Cash flows from investing activities:
Payments on notes and other accounts with subsidiaries	18,076	61,711	(5,365)
Net capital contributions to subsidiaries	(18,732)	(28,488)	(40,829)
Cash acquired in purchase of May Financial, net of payment for purchase	—	584	—
Proceeds from sale of NorAm	—	—	479
Decrease (increase) in loans receivable, net of payments	2,353	(7,696)	—
Proceeds from sale of marketable equity securities	5,063	11,488	68,661
Purchase of investments	(5,577)	(4,370)	(5,402)
Return of investment	—	4,722	138

Net cash provided by investing activities	1,183	37,951	17,682

(continued)

4

S-1 (continued)

Schedule I—Condensed Financial Information of Registrant—Continued

SWS GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended June 28, 2002, June 29, 2001 and June 30, 2000
(In thousands)

(continued)

	2002	2001	2000
		Restated
Cash flows from financing activities:
Proceeds from issuance of (payments to repurchase) 5% exchangeable subordinated notes	—	(16,981)	7,500
Debt issue costs	—	—	(242)
Payment of cash dividends on common stock	(6,886)	(5,701)	(4,374)
Net proceeds from exercise of stock options	1,506	491	554
Proceeds from employees for Stock Purchase Plan	—	—	582
Proceeds related to the Deferred Compensation Plan	356	435	712
Purchase of treasury stock	(1,681)	(4,232)	(712)

Net cash provided by (used in) financing activities	(6,705)	(25,988)	4,020

Net change in cash	—	—	—
Cash at beginning of year	1	1	1

Cash at end of year	$1	$1	$1

See accompanying Notes to Condensed Financial Statements.

5

S-1 (continued)

Schedule I—Condensed Financial Information of Registrant—Continued

SWS GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 28, 2002, June 29, 2001 and June 30, 2000 included elsewhere in this Annual Report on Form 10-K. Fiscal 2001 financial information has been restated for a change in accounting method on the Registrant’s investment in Comprehensive Software Systems, Ltd. (“CSS”) from the cost basis to the equity method. See Note 9 in the notes to the consolidated financial statements.

RECLASSIFICATION

Certain amounts in the Registrant’s condensed financial statements have been reclassified for the years ended June 29, 2001 and June 30, 2000 as a result of a change in accounting methodology for certain intercompany transactions. Previously, the financial statements reflected the transfer of 626,292 shares in fiscal 2001 and 271,474 shares in fiscal 2000 of Knight Trading Group, Inc. (“Knight’”) common stock to the Registrant’s subsidiary Mydiscountbroker.com, Inc. (“Mydiscountbroker”) at the Registrant’s historical cost of $83,000 and $35,000, respectively. The historical cost of the investment was recorded as a capital contribution to Mydiscountbroker. The shares were then sold by Mydiscountbroker, resulting in realized gains on principal transactions to Mydiscountbroker of $11,405,000 and $10,652,000 in fiscal 2001 and 2000, respectively. The reclassification in these condensed financial statements reflects the transfer at carrying value at the time of transfer. Therefore, in the Condensed Financial Information of the Registrant, the Registrant has recorded the above gains on principal transactions in income, and recorded the related tax impact, offset by a corresponding reduction in equity in earnings (loss) of subsidiaries. There was no impact to net income or total comprehensive income of the Registrant as a result of this reclassification. In addition, there was no impact to the consolidated financials statements of SWS Group, Inc. and subsidiaries as a result of this reclassification.

6