Form 10-Q
period 2002-09-27
SWS GROUP INC
filed 2002-11-12
CIK 878520

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes  ☑    No  ☐

As of November 4, 2002, there were 16,946,443 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS
From time to time, we make statements (including some contained in this Report) that predict or forecast future events or results, which depend on future events for their accuracy, which embody projections or assumptions or that otherwise contain “forward-looking information.” These statements may relate to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of client assets under management, anticipated expense levels or expectations regarding financial market conditions.

We caution readers that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, some of which are outside of our control, including but not limited to the factors discussed in “Management Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Estimates,” “—Operations Outlook” and “—Market Risk” and those discussed in our periodic reports filed with and available from the Securities and Exchange Commission. All such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Our business and future prospects may fluctuate due to numerous factors, such as:

•	the volume of trading in securities;
•	the volatility and general level of securities prices and interest rates;
•	the level of customer margin loan activity and the size of customer account balances;
•	the credit-worthiness of our correspondents in the event of a material adverse change in the values of margined securities;
•	general economic conditions and investor sentiment and confidence;
•	competitive conditions in each of our business segments;
•	the demand for investment banking services;
•	the ability to maintain investment management and administrative fees at current levels;
•	the ability to attract and retain key personnel; and
•	the total value and composition of assets under management.

Our future operating results are also dependent upon our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;
•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and
•	unanticipated costs which may be incurred from time to time in connection with litigation, loan losses or other contingencies.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements which may have a substantial impact on our business and results of operations.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
September 27, 2002 and June 28, 2002
(In thousands, except par values and share amounts)

	September (unaudited)	June
Assets
Cash	$29,171	$24,777
Assets segregated for regulatory purposes	449,596	442,707
Marketable equity securities available for sale	3,389	3,932
Receivable from brokers, dealers and clearing organizations	1,939,430	1,770,055
Receivable from clients, net	346,005	467,131
Loans held for sale, net	185,421	103,124
Loans, net	347,042	345,538
Securities owned, at market value	82,350	103,888
Other assets	107,292	102,501

	$3,489,696	$3,363,653

Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$37,600
Payable to brokers, dealers and clearing organizations	1,901,044	1,764,741
Payable to clients	702,152	747,534
Deposits	355,026	265,370
Securities sold, not yet purchased, at market value	15,655	19,657
Drafts payable	30,268	34,531
Advances from Federal Home Loan Bank	162,193	160,468
Other liabilities	65,389	69,920
Exchangeable subordinated notes	6,338	6,785

	3,238,065	3,106,606
Minority interest in consolidated subsidiaries	1,938	1,762
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 17,603,738 and outstanding 16,961,888 shares at September 27, 2002; issued 17,601,705 and outstanding 17,240,570 shares at June 28, 2002	1,760	1,760
Additional paid-in capital	246,592	247,199
Accumulated deficit	(1,377)	—
Accumulated other comprehensive income—unrealized holding gain, net of tax of $5,972 at September 27, 2002 and $6,177 at June 28, 2002	11,092	11,472
Deferred compensation, net	1,348	1,502
Treasury stock (641,850 shares at September 27, 2002 and 361,135 shares at June 28, 2002, at cost)	(9,722)	(6,648)

Total stockholders’ equity	249,693	255,285
Commitments and contingencies

	$3,489,696	$3,363,653

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Loss
For the three months ended September 27, 2002 and September 28, 2001
(In thousands, except per share and share amounts)
(Unaudited)

	Fiscal 2003	Fiscal 2002 Restated
Net revenues from clearing operations	$5,310	$7,241
Commissions	18,150	16,085
Interest	24,817	39,630
Investment banking, advisory and administrative fees	6,970	9,456
Net gains on principal transactions (including net gains on the sale of Knight Trading Group, Inc. (“Knight”) common stock of $9,440 in fiscal 2002	6,762	11,215
Other	3,780	3,742

	65,789	87,369

Commissions and other employee compensation	30,991	32,298
Interest	10,780	24,544
Occupancy, equipment and computer service costs	8,829	9,886
Communications	3,983	4,370
Floor brokerage and clearing organization charges	1,782	1,596
Advertising and promotional	747	3,030
Other	8,909	8,306

	66,021	84,030

Income (loss) before income tax expense (benefit) and minority interest in consolidated subsidiaries	(232)	3,339
Income tax expense (benefit)	(251)	1,146

Income before minority interest in consolidated subsidiaries	19	2,193
Minority interest in consolidated subsidiaries	(329)	(263)

Net income (loss)	(310)	1,930
Other comprehensive loss:
Holding loss arising during period, net of tax of ($190) in fiscal 2003 and ($702) in fiscal 2002	(674)	(2,080)
Reclassification for hedging activities, net of tax of $158 in fiscal 2003 and $390 in fiscal 2002	294	724
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of ($3,304) in fiscal 2002	—	(6,137)

Net loss recognized in other comprehensive loss	(380)	(7,493)

Comprehensive loss	$(690)	$(5,563)

Earnings per share—basic
Net income (loss)	$(.02)	$.11

Weighted average shares outstanding—basic	17,125,507	17,239,825

Earnings per share—diluted
Net income (loss)	$(.02)	$.11

Weighted average shares outstanding—diluted	17,125,507	17,281,079

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the three months ended September 27, 2002 and September 28, 2001
(In thousands)
(Unaudited)

	Fiscal 2003	Fiscal 2002 Restated
Cash flows from operating activities:
Net income (loss)	$(310)	$1,930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,173	1,269
Provision for doubtful accounts	655	535
Provision for loss on mortgage loans	3,423	—
Deferred income tax expense (benefit)	(413)	991
Deferred compensation	(600)	(655)
Gain on sale of marketable equity securities	—	(9,440)
Reclassification from other comprehensive income for SFAS No. 133	5	150
Equity in undistributed loss of Comprehensive Software Systems (“CSS”)	—	519
Net change in minority interest in consolidated subsidiaries	176	(577)
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(6,889)	(73,300)
Net change in broker, dealer and clearing organization accounts	(33,072)	(44,868)
Net change in client accounts	75,488	137,330
Net change in loans held for sale	(82,297)	32,360
Decrease in securities owned	21,475	2,559
Increase in other assets	(5,756)	(15,887)
Decrease in drafts payable	(4,263)	(2,774)
Increase (decrease) in securities sold, not yet purchased	(4,002)	1,875
Increase (decrease) in other liabilities	(1,075)	1,080

Net cash provided by (used in) operating activities	(36,282)	33,097

Cash flows from investing activities:
Purchase of fixed assets	(2,498)	(1,804)
Net change in loans	(5,326)	(16,239)
Cash paid for purchase of O’Connor, net of cash acquired	(377)	(887)
Proceeds from sale of marketable equity securities	—	2,236

Net cash used in investing activities	(8,201)	(16,694)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(37,600)	2,300
Increase (decrease) in deposits	89,656	(14,146)
Increase (decrease) in advances from Federal Home Loan Bank	1,725	(2,551)
Payment of cash dividends on common stock	(1,702)	(1,725)
Net proceeds from exercise of stock options	26	25
Proceeds related to Deferred Compensation Plan	103	185
Purchase of treasury stock	(3,331)	(1,510)

Net cash provided by (used in) financing activities	48,877	(17,422)

Net increase (decrease) in cash	4,394	(1,019)
Cash at beginning of period	24,777	31,224

Cash at end of period	$29,171	$30,205

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SWS Group, Inc. (“Parent”) and its consolidated subsidiaries listed below (collectively, “SWS”):

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

Asset Management Group.    Effective June 28, 2002, SWS distributed its shares of Westwood Holdings Group, Inc. and subsidiaries (“Westwood Group”) to its stockholders. The Westwood Group, comprised of Westwood Management Corporation and Westwood Trust, was included in the results of operations in fiscal 2002, but is not included in fiscal 2003. Summarized results of operations of the Westwood Group for the first quarter of fiscal 2002 are as follows (in thousands):

Revenues	$4,760
Operating expenses	2,779

1,981
Income taxes	763

Net income	$1,218

Southwest Advisors, although dormant, is a registered investment advisor under the Investment Advisors Act of 1940.

Banking Group.    First Savings is a federally chartered savings association regulated by the Office of Thrift Supervision.

Other Consolidated Entities.    In the first quarter of fiscal 2003, SWS sold SWS Technologies’ internet service provider (“ISP”) customer list and accounts receivable to a third party for $75,000. Later in fiscal 2003, SWS will receive additional compensation from the purchaser based upon the successful transition and retention of the ISP customers. SWS is responsible for costs incurred during the transition to the purchaser and expects these costs to partially offset the additional compensation that will ultimately be received from the purchaser.

Consolidated Financial Statements.    The interim consolidated financial statements as of September 27, 2002, and for the three-month periods ended September 27, 2002 and September 28, 2001, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 28, 2002 filed on Form 10-K. Amounts included for June 28, 2002 are from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated. Certain amounts in fiscal 2002 have been reclassified to conform to the 2003 presentation.

EQUITY METHOD INVESTMENT
SWS is a part-owner of a software development company, Comprehensive Software Systems, Ltd. (“CSS”). CSS was formed in 1993 to develop a new brokerage front- and back-office system. SWS initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments by SWS, SWS’ ownership in CSS increased in fiscal 2002 to 25.08%. Consequently, SWS implemented the equity method of accounting, prescribed by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” with respect to its investment in CSS. Summarized financial information of CSS is as follows (in thousands):

	September 30, 2002	June 28, 2002
Total assets	$10,079	$14,475

Total liabilities	2,252	2,180

Shareholders’ equity	7,827	12,295

	September Quarter Fiscal 2003	September Quarter Fiscal 2002
Total revenues	$1,029	$1,050

Net loss	(4,468)	(3,239)

As required by APB Opinion No. 18, SWS restated its fiscal 2002 unaudited quarterly financial statements to record its share of undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill. For the first quarter of fiscal year 2002, SWS’ proportionate share of the undistributed net loss was $519,000, and amortization expense on the designated goodwill was $93,000.

The following table summarizes the impact on our financial results from applying the equity method of accounting in the first quarter of fiscal 2002.

	Previously Reported	Equity in Losses	Restated
Total revenues	$87,369	$—	$87,369
Total expenses	83,418	612	84,030

Income before income taxes and minority interest	3,951	(612)	3,339
Income taxes	1,360	(214)	1,146

Income before minority interest	2,591	(398)	2,193
Minority interest	(263)	—	(263)

Net income	$2,328	$(398)	$1,930

Earnings per share—basic	$.14	$(.02)	$.11

Earnings per share—diluted	$.13	$(.02)	$.11

In the fourth quarter of fiscal 2002, SWS determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, SWS wrote-off the investment in CSS. SWS made no capital contributions to CSS in the first quarter of fiscal 2003.

CASH FLOW REPORTING
Cash paid for interest was $10,984,000 and $26,152,000 for the three-month periods ended September 27, 2002 and September 28, 2001, respectively. No cash was paid for income taxes for the three months ended September 27, 2002 or September 28, 2001.

ASSETS SEGREGATED FOR REGULATORY PURPOSES
At September 27, 2002, SWS had U.S. Treasury securities with a market value of approximately $267,880,000, reverse repurchase agreements of approximately $180,342,000 and related cash and accrued interest of approximately $70,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $184,282,000. SWS also had approximately $1,303,000 in reverse repurchase agreements and cash and accrued interest of $1,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at September 27, 2002. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $1,308,000.

At June 28, 2002, SWS had U.S. Treasury securities with a market value of approximately $226,273,000, reverse repurchase agreements of approximately $207,582,000, cash of $51,000 and related accrued interest of approximately $51,000 segregated in the special reserve bank accounts for the exclusive benefit of customers. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $210,592,000. SWS also had approximately $8,748,000 in reverse repurchase agreements, cash of $1,000 and related accrued interest of approximately $1,000 in special reserve bank accounts for the PAIB at June 28, 2002. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $8,924,000.

MARKETABLE EQUITY SECURITIES
The investments in Knight and U.S. Home Systems, Inc. (“USHS”) common stock are classified as marketable equity securities available for sale, and the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. At September 27, 2002 and June 28, 2002, SWS held 373,550 shares of Knight common stock with a cost basis of $48,000 and 365,723 shares of USHS with a cost basis of $936,000. The market value of Knight was $1,505,000 at September 27, 2002 and $1,957,000 at June 28, 2002. The market value of USHS was $1,884,000 at September 27, 2002 and $1,975,000 at June 28, 2002.

The “specific identification” method is used to determine the cost of marketable securities sold. At September 27, 2002 and June 28, 2002, all of the Knight shares held are hedged by the 5% Exchangeable Subordinated Notes (“Notes”). In December 2000, SWS repurchased and retired 640,782 Notes. A like number of Knight shares were released from the hedging provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Upon final disposition of these previously hedged shares of Knight stock, SWS recognized non-cash gains of approximately $23.50 per share, net of tax, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000).

There were no sales of Knight stock in the first quarter of fiscal 2003. In the quarter ended September 28, 2001, SWS sold 200,000 shares of Knight with proceeds from the sales totaling $2,236,000 and realized cash gains on these sales totaling $2,210,000. As all of the shares sold in the first quarter of fiscal 2002 were previously hedged stock under SFAS No. 133, SWS recorded a $7,230,000 non-cash gain on sale of stock in net gains from principal transactions in the accompanying consolidated statements of income (loss) and comprehensive loss. Therefore, totals gains related to the sales of Knight common stock were $9,440,000 during the first quarter of fiscal 2002.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
At September 27, 2002 and June 28, 2002, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$37,208	$44,495
Securities borrowed	1,856,319	1,693,083
Correspondent broker/dealers	21,347	22,147
Clearing organizations	7,308	2,538
Other	17,248	7,792

	$1,939,430	$1,770,055

Payable
Securities failed to receive	$30,004	$31,330
Securities loaned	1,847,174	1,699,072
Correspondent broker/dealers	19,661	25,012
Other	4,205	9,327

	$1,901,044	$1,764,741

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. All open positions are adjusted to market values daily. SWS has received collateral of $1,856,319,000 under securities lending agreements, of which the Company has repledged

$1,834,388,000 at September 27, 2002. At June 28, 2002, the Company had collateral of $1,693,083,000 under securities lending agreements, of which the Company had repledged $1,675,205,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES
Loans receivable, excluding loans held for sale, at September 27, 2002 and June 28, 2002 are summarized as follows (in thousands):

	September	June
First mortgage loans (principally conventional):
Real estate	$178,657	$169,613
Construction	117,668	122,885

	296,325	292,498

Consumer and other loans:
Commercial	23,781	24,171
Other	36,506	35,400

	60,287	59,571

Factored receivables	7,650	8,833

	364,262	360,902
Unearned income	(12,162)	(10,606)
Allowance for probable loan losses	(5,058)	(4,758)

	$347,042	$345,538

Impairment of loans with a recorded investment of approximately $10,195,000 and $7,423,000 at September 27, 2002 and June 28, 2002, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statements No. 5 and No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an Amendment of FASB Statement No. 114”.

An analysis of the allowance for probable loan losses for the three-month periods ended September 27, 2002 and September 28, 2001 is as follows (in thousands):

	Fiscal 2003	Fiscal 2002
Balance at beginning of period	$4,758	$3,280
Provision for loan losses	399	295
Loans charged to the allowance, net	(99)	(205)

Balance at end of period	$5,058	$3,370

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED
At September 27, 2002 and June 28, 2002, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	September	June
Securities owned
Corporate equity securities	$8,361	$13,097
Municipal obligations	28,161	24,474
U.S. Government and Government agency obligations	14,885	19,613
Corporate obligations	21,819	34,915
Other	9,124	11,789

	$82,350	$103,888

Securities sold, not yet purchased
Corporate equity securities	$3,026	$5,615
Municipal obligations	148	298
U.S. Government and Government agency obligations	3,934	9,248
Corporate obligations	8,232	4,142
Other	315	354

	$15,655	$19,657

Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $1,996,000 and $1,987,000 at September 27, 2002 and June 28, 2002, respectively. Additionally, at September 27, 2002 and June 28, 2002, SWS had pledged firm securities valued at $327,000 and $406,000, respectively, in conjunction with securities lending activities.

GOODWILL
SWS adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, as of the beginning of fiscal 2003. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The statement also provides specific guidance for impairment testing.

In accordance with the transition provisions of SFAS No. 142, SWS will perform the first step of transition impairment testing, determining fair value of the reporting units with goodwill, during the second quarter of fiscal 2003. SWS has two reporting units with goodwill—the Brokerage Group and the Banking Group—which are both reportable segments. Changes in the carrying amount of goodwill during the first quarter of fiscal 2003, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 28, 2002	$5,237	$1,256	$6,493
Arising from earn-out provision of completed business combination	377	—	377

Balance, September 27, 2002	$5,614	$1,256	$6,870

Prior to the spin-off of the Westwood Group and the write-off of the Parent’s equity method investment in CSS in the fourth quarter of fiscal 2002, additional reporting units had goodwill—the Asset Management Group and Other Consolidated Entities—both business segments. Changes in the carrying amount of goodwill, which is included in other assets in the consolidated statement of financial condition, during the first quarter of fiscal 2002, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Balance, June 29, 2001	$4,482	$2,339	$—	$1,482	$8,303
Arising from completed business combinations	743	—	1,223	—	1,966
Amortization expense	(57)	(18)	—	(93)	(168)
Adjustment to equity method goodwill	—	—	—	(211)	(211)

Balance, September 28, 2001	$5,168	$2,321	$1,223	$1,178	$9,890

In accordance with SFAS No. 142, SWS ceased amortizing its goodwill at the date of adoption, thus recording no amortization expense in the first quarter of fiscal 2003. SWS recorded amortization expense of $168,000 ($109,000 after tax) for the three months ended September 28, 2001, including $93,000 related to SWS’ equity method investment in CSS. The following table adjusts net income (loss) and earnings per share—basic & diluted to exclude the amortization of goodwill as if SFAS No. 142 had been adopted on June 30, 2001 (dollars in thousands):

	Fiscal 2003	Fiscal 2002
Net income (loss), as reported	$(310)	$1,930
Amortization expense, net of tax	—	109

Adjusted net income (loss)	$(310)	$2,039

Earnings per share—basic & diluted
Net income (loss), as reported	$(.02)	$.11
Amortization expense, net of tax	—	.01

Adjusted net income (loss)	$(.02)	$.12

SHORT-TERM BORROWINGS
SWS has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. There were no borrowings under these arrangements at September 27, 2002. At June 28, 2002, the amount outstanding under these secured arrangements was $31,000,000, which was collateralized by securities held for firm accounts valued at $36,053,000, and $6,600,000, which was collateralized by securities held for non customer accounts valued at $27,703,000.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, none of which was outstanding at either September 27, 2002 or June 28, 2002. This arrangement can be terminated at any time by the lender.

SWS has an irrevocable letter of credit agreement aggregating $45,000,000 at September 27, 2002 and June 28, 2002, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $58,880,000 and $75,502,000 at September 27, 2002 and June 28, 2002, respectively. SWS also has unsecured letters of credit, aggregating $4,845,000 at September 27, 2002 and June 28, 2002, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at the prime rate plus 3%, if drawn, and are renewable semi-annually.

In addition to using customer securities to finance bank loans as discussed above, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At September 27, 2002, approximately $470,000,000 of client securities under customer margin loans are available to be repledged, of which the Company has pledged $12,542,000 under securities loan agreements. At June 28, 2002, $488,500,000 of client securities under customer margin loans are available to be pledged, of which the Company has repledged $22,829,000 under securities loan agreements.

During the first quarters of fiscal years 2003 and 2002, SWS had no repurchase agreements outstanding.

DEPOSITS
Deposits at September 27, 2002 and June 28, 2002 are summarized as follows (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$23,191	6.5%	$20,154	7.6%
Interest bearing demand accounts	38,872	10.9	33,905	12.8
Savings accounts	954	0.3	925	0.3
Limited access money market accounts	14,662	4.1	14,214	5.4
Certificates of deposit, less than $100,000	117,676	33.2	127,049	47.9
Certificates of deposit, $100,000 and greater	159,671	45.0	69,123	26.0

	$355,026	100.0%	$265,370	100.0%

The weighted average interest rate on deposits was approximately 2.7% at September 27, 2002 and 3.3% at June 28, 2002.

At September 27, 2002, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Thereafter	Total
Certificates of deposit, less than $100,000	$78,369	$18,595	$15,043	$5,669	$117,676
Certificates of deposit, $100,000 and greater	145,590	5,043	7,235	1,803	159,671

	$223,959	$23,638	$22,278	$7,472	$277,347

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)
At September 27, 2002 and June 28, 2002, advances from the FHLB were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$148,964	$147,075
Due within five years	3,210	3,246
Due within seven years	514	533
Due within ten years	3,907	3,661
Due within twenty years	5,598	5,953

	$162,193	$160,468

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 1.9% to 7.7%, are collateralized by approximately $168,600,000 of collateral value (as defined) in qualifying first mortgage loans at September 27, 2002. At June 28, 2002, advances with interest rates from 1.9% to 7.7% were collateralized by approximately $176,200,000 of collateral value in qualifying first mortgages.

EXCHANGEABLE SUBORDINATED NOTES
SWS adopted SFAS No. 133 effective July 1, 2000. SFAS No. 133 is applicable to the Notes due 2004 with a face value of $21.2 million. SWS issued the Notes in June 1999 in the form of DARTSSM, or Derivative Adjustable Ratio SecuritiesSM. 373,550 DARTS were outstanding at both September 27, 2002 and June 28, 2002.

SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account in the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the quarterly periods ended September 27, 2002 and September 28, 2001 (in thousands):

	Fiscal 2003	Fiscal 2002
Balance at beginning of period	$6,785	$8,568
Change in value of embedded derivative	(447)	(963)

Balance at end of period	$6,338	$7,605

Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For the quarters ended September 27, 2002 and

September 28, 2001, SWS recognized losses of $5,000 and $150,000, respectively, representing the change in the time value of the embedded equity option in the DARTS. Under SFAS No. 133, such gain or loss will be calculated on a quarterly basis until such time as the embedded derivative ceases to exist. SWS also reclassified losses of $294,000 from other comprehensive loss, net of tax of $158,000, to earnings to record the change in value of the hedged Knight shares in earnings for the quarter ended September 27, 2002 and losses of $724,000, net of tax of $390,000 in the quarter ended September 28, 2001.

NET CAPITAL REQUIREMENTS
Brokerage Group.    The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. SWS Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain “minimum net capital” equal to the greater of $1,500,000 or 2% of aggregate “debit balances”, as defined in Rule 15c3 under the 1934 Act. At September 27, 2002, SWS Securities had net capital of $78,798,000, or approximately 18.2% of aggregate debit balances, which is $70,153,000 in excess of its minimum net capital requirement of $8,645,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 27, 2002, SWS Securities had net capital of $57,186,000 in excess of 5% of aggregate debit items.

Southwest Clearing and May Financial also follow the alternative method and are both required to maintain minimum net capital of $250,000. At September 27, 2002, the net capital and excess net capital for Southwest Clearing was $2,749,000 and $2,499,000, respectively, and May Financial had net capital and excess net capital of $1,095,000 and $845,000, respectively.

SWS Financial and Mydiscountbroker follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At September 27, 2002, the net capital and excess net capital of SWS Financial was $308,000 and $58,000, respectively, and Mydiscountbroker had net capital and excess net capital of $2,494,000 and $2,244,000, respectively.

Banking Group.    First Savings is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 27, 2002 and June 28, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 27, 2002 and June 28, 2002, First Savings is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following tables (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 27, 2002:
Total capital (to risk weighted assets)	$47,910	10.2%	$37,547	8.0	$46,934	10.0%
Tier I capital (to risk weighted assets)	44,560	9.5	18,774	4.0	28,161	6.0
Tier I capital (to adjusted total assets)	44,560	7.8	22,792	4.0	28,490	5.0
June 28, 2002:
Total capital (to risk weighted assets)	$47,808	11.5%	$33,369	8.0%	$41,711	10.0%
Tier I capital (to risk weighted assets)	44,805	10.7	16,684	4.0	25,026	6.0
Tier I capital (to adjusted total assets)	44,805	9.3	19,258	4.0	24,072	5.0

EARNINGS PER SHARE
A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three months ended September 27, 2002 and September 28, 2001 (in thousands, except share and per share amounts):

	Fiscal 2003	Fiscal 2002 Restated

Net income (loss)	$(310)	$1,930

Weighted average shares outstanding—basic	17,125,507	17,239,825
Effect of dilutive securities:
Assumed exercise of stock options	—	41,254

Weighted average shares outstanding—diluted	17,125,507	17,281,079

Earnings per share—basic	$(.02)	$.11

Earnings per share—diluted	$(.02)	$.11

As a result of the net loss in the first quarter of fiscal 2002, all options are considered antidilutive and are thus not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share.

SEGMENT REPORTING
SWS operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported. However, due to the spin-off of the Westwood Group effective June 28, 2002, the Westwood Group’s results are not included in the Asset Management Group in fiscal 2003.

The category “other consolidated entities” includes the Parent and SWS Technologies. The Parent is a holding company that owns various investments, including the investment in Knight common stock. SWS Technologies provides limited Internet-related services. There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.

Three months ended September 27, 2002
Net revenues from external sources	$54,592	$411	$10,720	$66	$65,789
Net intersegment revenue (expense)	(694)	—	(75)	769	—
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(165)	166	146	(379)	(232)
Net income (loss)	194	108	(96)	(516)	(310)
Three months ended September 28, 2001
Net revenues from external sources	$61,669	$5,066	$13,156	$7,478	$87,369
Net intersegment revenue (expense)	(1,308)	169	(11)	1,150	—
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(6,912)	2,096	3,183	4,972	3,339
Net income (loss)	(3,934)	1,292	1,908	2,664	1,930

On the consolidated statements of income (loss) and comprehensive loss, minority interest is solely related to the Banking Group and other comprehensive loss is solely related to the Parent, which is included in the “Other” category.

REPURCHASE OF TREASURY STOCK
In August 2002, SWS’ Board of Directors reaffirmed management’s previous authorization to repurchase up to one million shares of SWS’ common stock in the open market. In the quarter ended September 27, 2002, SWS repurchased 270,700 shares at a cost of $3,227,000. In the first quarter of fiscal 2002, SWS repurchased 80,000 shares at a cost of approximately $1,325,000 under the Board authorized repurchase program. There are 430,300 shares remaining that are authorized to be repurchased under the buy-back program.

COMMITMENTS AND CONTINGENCIES
During the quarter, First Savings provided $3.4 million ($2.2 million after-tax impact on earnings) to establish a reserve for potentially fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were apparently sold twice. SWS is examining public records to ascertain the adequacy of its collateral, if any, and will make demands, if appropriate, on the mortgage bank, employees, customers and insurance carrier. Details of any potential asset, collateral or insurance recovery are unknown.

In January 2002, SWS issued a loan guarantee for FSB Financial for $35 million, expiring January 22, 2003. The guarantee requires interest at a rate of prime plus 1.5%, if utilized. At September 27, 2002 and June 28, 2002, there were no amounts outstanding on this guarantee.

SWS has capital lease obligations of $2 million at September 27, 2002 and $300,000 at June 28, 2002. These obligations bear interest at a weighted average borrowing rate of 2.51%, with principal and interest payable for 26-29 months from the date of financing. The capital leases are secured by computer equipment.

In connection with the spin-off of Westwood Group, SWS agreed to indemnify the Westwood Group from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy because it is subject to various pending legal actions and judgments. The bankruptcy petition seeks liquidation of a block of land, the only asset of the Boykin Trust. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. SWS’ management believes that the resolution of the remaining issues associated with the Boykin Trust will not have a material impact on the consolidated financial statements.

Under the terms of a severance agreement, SWS is obligated to pay a former executive officer a total of $1 million for consulting services. SWS is paying the former executive $50,000 per month through August 15, 2003.

On October 21, 1999, SWS filed an arbitration claim with the NASD against a former correspondent broker/dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. On January 22, 2001, SWS was notified that it was successful in obtaining a $4.7 million award against the correspondent broker/dealer, but was unsuccessful in its cause against the individual principal of the correspondent firm. To date, SWS has been unsuccessful in collecting this award and has fully reserved for this margin loan.

In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

ACCOUNTING PRONOUNCEMENTS
SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.    Issued in August 2001, this statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of the business previously defined in that opinion. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SWS adopted the provisions of SFAS No. 144 in the first quarter of fiscal 2003, and there was no material impact on the consolidated financial statements.

SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections”.    Issued in April 2002, this statement updates, clarifies and simplifies existing accounting pronouncements with respect to the accounting for gains and losses from the extinguishments of debt. SFAS No. 4 required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect. As a result of the rescission of SFAS No. 4, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. The provisions of this statement are applicable to transactions occurring after May 15, 2002. SWS does not believe that SFAS No. 145 will have a material impact on its consolidated financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.    Issued in June 2002, this statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SWS does not expect this pronouncement to have a material impact on the consolidated financial statements.

SFAS No. 147, “Acquisitions of Certain financial Institutions”.    Issued in October 2002, this statement provides guidance on the accounting for the acquisition of financial institutions. This statement also amends SFAS No. 144 to include within its scope long-term customer relationship intangible assets of financial institutions. (See discussion of SFAS No. 144, above.) This statement was effective October 1, 2002. For the fiscal quarter ending September 27, 2002, the adoption of the statement did not have an impact on SWS’ financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
SWS Group, Inc. (“Parent”) and subsidiaries (collectively, “SWS”) are primarily engaged in securities execution and clearance, securities brokerage, investment banking, securities lending and borrowing and trading as a principal in equity and fixed income securities. SWS also engages in full-service banking and asset management activities. All of these activities are highly competitive and are sensitive to many factors outside the control of SWS, including volatility of securities prices and interest rates; trading volume of securities; economic conditions in the regions where SWS does business; income tax legislation; and demand for financial services. While brokerage revenues are dependent upon the level of trading and underwriting volume, which may fluctuate significantly, a large portion of SWS’ expenses remains fixed. Consequently, net operating results can vary significantly from period to period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in SWS’ Annual Report Form 10-K as of June 28, 2002.

Contingencies.    Accounting for contingencies requires the use of judgment and estimates in assessing the magnitude of the exposure and the likely outcome of the situation. In many cases, the outcome will be determined by third parties, which may include governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and, when warranted, in consultation with outside legal counsel. Management evaluates and revises its estimates on a quarterly basis. Resolution of these matters in amounts different from what has been accrued in the consolidated financial statements could materially impact SWS’ financial position and results of operations.

Investments.    SWS generally classifies its investment in debt instruments (including corporate, government and municipal bonds), mortgage-backed securities and marketable equity securities as either available-for-sale or trading. SWS has not classified any investments as held-to-maturity. The fair value of these securities is determined by obtaining quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and are excluded from earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings.

SWS also holds strategic investments in several privately-held companies, which are recorded either at cost or on the equity method of accounting, as appropriate, in SWS’ consolidated statements of financial condition. Accounting principles generally accepted in the United States require that these holdings be evaluated for declines in market value below cost that may be other than temporary. Determination of the market value for these privately-held companies requires the use of judgment. General market conditions, as well as company-specific events, could indicate a decline in value. The consolidated financial statements could be materially impacted should a write-down from cost be necessitated.

Long-Lived Assets and Goodwill.    SWS periodically assesses the impairment of its long-lived assets and goodwill using judgment as to the effects of external factors, including market conditions. Judgment is also required in projecting future operating results. If actual external conditions and future operating results differ from SWS’ judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate market value.

Allowance for Probable Loan Losses.    SWS provides an allowance for probable loan losses, which is increased by charges to income and decreased by charge-offs, net of recoveries. Management regularly reviews this allowance based on past loan loss experience, known and inherent risks in the loan portfolio, including faulty or fraudulent documentation, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Should actual losses differ from management’s estimates, the consolidated financial statements could be materially impacted.

RESULTS OF OPERATIONS
During the first quarter of fiscal 2003, net loss totaled $(310,000), a decrease of $2,240,000, or 116%, from the first quarter of fiscal 2002.

Westwood Group Spin-Off.    Effective June 28, 2002, SWS spun-off Westwood Holdings Group, Inc. and subsidiaries (“Westwood Group”) to its stockholders. The Westwood Group, comprised of Westwood Management Corporation and Westwood Trust, was included in the results of operations in fiscal 2002, but is not included in fiscal 2003. The Westwood Group contributed $4,760,000 to revenues and $1,218,000 to net income in the first quarter of fiscal 2002.

SFAS No. 133 and Sales of Knight Stock.    The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, has created a non-cash earnings impact in both fiscal 2003 and 2002. SFAS No. 133 is applicable to SWS’ 5% Exchangeable Subordinated Notes (“Notes”), issued in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”). The DARTS contain an equity-based derivative designed to hedge changes in fair value of SWS’ investment in Knight Trading Group, Inc. (“Knight”) common stock. At the option of SWS, the principal of the Notes can be paid in shares of the Knight at maturity. This embedded derivative has been designated as a fair value hedge of SWS’ investment in Knight shares.

SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. For the first quarters of fiscal 2003 and 2002, SWS recognized losses of $5,000 and $150,000, respectively, in the consolidated statements of income (loss) and comprehensive loss, representing the change in the time value of money in the embedded derivative. Under SFAS No. 133, the related change in the time value of money in the embedded derivative and the changes in the fair value of the embedded derivative, along with the change in fair value of the hedged Knight shares, will be calculated on a quarterly basis and recognized in the consolidated statements of income (loss) and comprehensive loss until such time as the fair value hedge ceases to exist.

In December 2000, SWS repurchased 640,782, or 63%, of SWS’ 1,014,332 outstanding DARTS at a cost of approximately $17 million and recorded no material gain or loss on the repurchase. A like number of Knight shares was released from the hedging provisions of SFAS No. 133. Upon final disposition of these previously hedged shares of Knight stock, SWS recognized a non-cash gain of approximately $23.50 per share, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000).

SWS sold no shares of Knight stock in the first quarter of fiscal 2003. During the quarter ended September 28, 2001, SWS sold 200,000 shares of Knight with cash proceeds from the sales totaling $2,236,000. Realized cash gains on these sales totaled $2,210,000. As all of the shares sold in the first quarter of fiscal 2002 were previously hedged stock under SFAS No. 133, SWS recorded a $7,230,000 non-cash gain on sale of stock in net gains from principal transactions in the accompanying consolidated statements of income (loss) and comprehensive loss. Therefore, total gains related to the sales of Knight common stock were $9,440,000 during the quarter ended September 28, 2001.

The Knight shares sold in the first quarter of fiscal 2002 were sold to fund the advertising commitment of Mydiscountbroker.com, Inc. (“Mydiscountbroker”), SWS’ on-line brokerage subsidiary. Knight sales benefiting Mydiscountbroker are discussed below in Advertising and Promotional.

At September 27, 2002 and June 28, 2002, SWS held 373,550 shares of Knight common stock and had 373,550 DARTS outstanding.

Equity Method Investment.    SWS is a part-owner of a software development company, Comprehensive Software Systems, Ltd. (“CSS”). CSS was formed in 1993 to develop a new brokerage front- and back-office system. SWS initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments by SWS, SWS’ ownership in CSS increased to 25.08% in fiscal 2002. Consequently, SWS implemented the equity method of accounting, prescribed by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for investment in Common Stock,” with respect to its investment in CSS. As required by APB Opinion No. 18, SWS restated its fiscal 2002 unaudited quarterly financial statements to record its share of undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill. For the first quarter of fiscal year 2002, SWS’ proportionate share of the undistributed net loss was $519,000, and amortization expense on the designated goodwill was $93,000.

In the fourth quarter of fiscal 2002, SWS determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, SWS wrote-off the investment in CSS. SWS made no capital contributions to CSS in the first quarter of fiscal 2003.

Mortgage Loan Charge.    During the quarter, First Savings Bank, FSB (“First Savings” or “Bank”) provided $3.4 million ($2.2 million after-tax impact on earnings) to establish a reserve for potentially fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were apparently sold twice. SWS is examining public records to ascertain the adequacy of its collateral, if any, and will make demands, if appropriate, on the mortgage bank, employees, customers and insurance carrier. Details of any potential asset, collateral or insurance recovery are unknown.

Income (Loss) Before Income Tax Expense (Benefit) and Minority Interest in Consolidated Subsidiaries (“Pretax Income (Loss)”).    SWS’ pretax loss was $(232,000) in the first quarter of fiscal 2003 versus pretax income of $3,339,000 in the first quarter of fiscal 2002. The table below calculates SWS’ pretax income (loss) excluding the impact of the material non-cash, infrequent or unusual operating charges discussed above (in thousands).

	Fiscal 2003	Fiscal 2002

Pretax income (loss)	$(232)	$3,339
Westwood Group spin-off	—	(2,150)

Pro forma pretax income (loss)	(232)	1,189
Other reconciling items:
Non-cash impact of SFAS No. 133	5	(7,080)
Mortgage loan charge	3,423	—
Undistributed loss in CSS and related goodwill amortization	—	612

	$3,196	$(5,279)

After adjusting for the items mentioned above, SWS’ pretax income as adjusted for certain non-cash, infrequent or unusual items was $3,196,000 for the first quarter of fiscal 2003 versus adjusted pretax loss of $(5,279,000) in the first quarter of fiscal 2002. Results from broker/dealer operations improved in fiscal 2003 over 2002, in part because there were 63 trade days in the first quarter of fiscal 2003 versus 59 trade days in the first quarter of fiscal 2002. Additionally, a strong bond market and reduced compensation increased broker/dealer pretax income.

Analysis of Operations.    The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month periods ended September 27, 2002 and September 28, 2001 (dollars in thousands):

	Amount	Percent

Net revenues:
Net revenues from clearing operations	$(1,931)	(27%	)
Commissions	2,065	13%
Net interest	(1,049)	(7%	)
Investment banking, advisory and administrative fees	(2,486)	(26%	)
Net gains on principal transactions	(4,453)	(40%	)
Other	38	1%

	(7,816)	(12%	)

Operating expenses:
Commissions and other employee compensation	(1,307)	(4%	)
Occupancy, equipment and computer service costs	(1,057)	(11%	)
Communications	(387)	(9%	)
Floor brokerage and clearing organization charges	186	12%
Advertising and promotional	(2,283)	(75%	)
Other	603	7%

	(4,245)	(7%	)

Pretax loss	$(3,571)	(107%	)

Net Revenues from Clearing Operations.    Net revenues from clearing decreased as a result of reduced transaction volumes. Total transactions processed in the first quarter of fiscal 2003 decreased 39% to approximately 7.2 million from approximately 11.9 million in fiscal 2002. The decrease in clearing revenue comes despite an increase in revenue per trade from $0.61 in the first quarter of fiscal 2002 to $0.74 per transaction in the first quarter of fiscal 2003, as well as the greater number of trading days in the first quarter of fiscal 2003 versus 2002.

Commissions.    Commission revenue increased in part due to more trading days in the first quarter of fiscal 2003 over the comparable period in fiscal 2002. A strong bond market fueled an increase in fixed income commissions, and an increase in sales personnel contributed to the increase in institutional sales. These increases were offset by decreased commissions from the SWS Financial Services, Inc.’s independent contractor network and reduced commissions in the program trading area, included as other in the table below. Commission revenue by type of representative is as follows (dollars in thousands):

	Fiscal 2003		Fiscal 2002
	Commission Revenue	No. of Reps	Commission Revenue	No. of Reps

SWS Securities brokers:
Private client group	$4,495	80	$4,423	76
Fixed income sales & trading	6,013	35	4,144	31
Institutional sales	2,476	13	1,352	8
Independent contractors	3,969	402	4,280	452
Other	1,197		1,886

	$18,150		$16,085

Net Interest Income.    SWS’ net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rates SWS earns on those assets compared with the cost of funds. Net interest is the primary source of income for First Savings and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the first quarters of fiscal years 2003 and 2002 (in thousands):

	Fiscal 2003	Fiscal 2002

Interest revenue:
Customer margin accounts	$4,675	$6,716
Assets segregated for regulatory purposes	2,179	3,387
Stock borrowed	6,825	15,794
Loans	9,893	11,726
Other	1,245	2,007

	$24,817	$39,630

Interest expense:
Customer funds on deposit	$2,041	$4,958
Stock loaned	5,004	13,669
Deposits	2,118	4,492
Other	1,617	1,425

	10,780	24,544

Net interest	$14,037	$15,086

Brokerage Group.    For the three months ended September 27, 2002, net interest income accounted for 13% of SWS’ net revenue versus 14% for the three months ended September 28, 2001. Average balances of interest-earning assets and interest-bearing liabilities are as follows for the first quarters of fiscal years 2003 and 2002 (in thousands):

	Fiscal 2003	Fiscal 2002

Average interest-earning assets:
Customer margin balances	$347,000	$392,000
Assets segregated for regulatory purposes	481,000	386,000
Stock borrowed	1,885,000	2,037,000
Average interest-bearing liabilities:
Customer funds on deposit	686,000	669,000
Stock loaned	1,889,000	2,037,000

Interest revenue from customer margin balances and interest expense from customer funds on deposit decreased due to lower interest rates in the first quarter of fiscal 2003 over the first quarter of fiscal 2002. Interest revenue on assets segregated for regulatory purposes also decreased due to lower interest rates in the first quarter of fiscal 2003 over 2002. Net interest revenue generated from securities lending activities has decreased as have average balances borrowed and loaned. Additionally, spreads on securities lending transactions have narrowed over the past year. These spreads are influenced by the types of securities borrowed or loaned and the interest rate environment.

Banking Group.    Net interest revenue generated by the Bank accounted for approximately 12% of net revenue in the first quarter of fiscal 2003 and 10% in the first quarter of fiscal 2002. At First Savings, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the first quarters of fiscal years 2003 and 2002 (dollars in thousands):

	Fiscal 2003			Fiscal 2002

	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/Rate

Assets:
Interest-earning assets:
Real estate—mortgage	$163,168	$2,903	7.1%	$154,674	$3,609	9.3%
Real estate—construction	116,623	1,853	6.4%	118,987	2,490	8.4%
Commercial	127,252	2,637	8.3%	105,772	2,966	11.2%
Individual	31,299	1,811	23.1%	31,691	1,853	23.4%
Land	39,984	689	6.9%	37,078	808	8.7%
Investments	13,439	88	2.6%	9,388	97	4.1%

	491,765	$9,981	8.1%	457,590	$11,823	10.3%
Noninterest-earning assets:
Cash and due from banks	4,870			2,281
Other assets	14,966			12,016

	$511,601			$471,887

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$211,702	$1,958	3.7%	$290,161	$4,307	5.9%
Money market accounts	14,762	50	1.4%	17,118	139	3.2%
Interest-bearing demand accounts	40,102	108	1.1%	6,094	43	2.8%
Savings accounts	908	2	0.9%	641	3	1.9%
Federal Home Loan Bank (“FHLB”) advances	158,884	975	2.5%	86,955	916	4.2%
Notes payable	10,694	108	4.0%	1,933	52	10.8%

	437,052	3,201	2.9%	402,902	5,460	5.4%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	20,604			17,761
Other liabilities	6,302			9,687

	463,958			430,350
Stockholders’ equity	47,643			41,537

	$511,601			$471,887

Net interest income		$6,780			$6,363

Net yield on interest-earning assets			5.5%			5.6%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the investment and loan portfolios and deposits affect the spreads earned by First Savings.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (dollars in thousands):

	Fiscal 2003 vs. 2002
	Total Change	Attributed to
		Volume	Rate	Mix

Interest income:
Real estate—mortgage	$(706)	$198	$(857)	$(47)
Real estate—construction	(637)	(50)	(599)	12
Commercial	(329)	602	(774)	(157)
Individual	(42)	(23)	(19)	—
Land	(119)	64	(170)	(13)
Investments	(9)	39	(37)	(11)

	$(1,842)	$830	$(2,456)	$(216)

Interest expense:
Certificates of deposit	$(2,349)	$(1,164)	$(1,624)	$439
Money market accounts	(89)	(19)	(81)	11
Interest-bearing demand accounts	65	236	(26)	(145)
Savings accounts	(1)	1	(1)	(1)
Federal Home Loan Bank advances	59	707	(341)	(307)
Notes payable	56	237	(33)	(148)

	(2,259)	(2)	(2,106)	(151)

Net interest income	$417	$832	$(350)	$(65)

Investment Banking, Advisory and Administrative Fees.    The Westwood Group was spun-off to SWS’ stockholders on June 28, 2002 and is no longer a part of SWS’ ongoing operations. Revenue generated by the Westwood Group in the first quarter of fiscal 2002 totaled $4.6 million, and, if removed from the prior year results, investment banking, advisory and administrative fees increased $2 million over the prior fiscal year. The primary reason for the increase in fiscal 2003 fees over the prior year is increased revenue in municipal finance underwriting and advisory deals as well as in corporate finance activities. Revenues also increased in the remaining Asset Management entity, SWS Capital Corporation, as assets under management increased from an average of $808 million in the first quarter of fiscal 2002 to $1.1 billion in the first quarter of fiscal 2003.

Net Gains on Principal Transactions.    There were no sales of Knight stock in the first quarter of fiscal 2003. For the three months ended September 28, 2001, net gains on principal transactions includes $9,440,000 of gains realized on the sale of Knight common stock. Net gains on principal transactions excluding gains from the sale of the Knight shares were $1,775,000 for the three months ended September 28, 2001.

Net gains, as adjusted, therefore increased when comparing the first quarter of fiscal 2003 to the first quarter of the prior fiscal year. This increase is attributed to the overall market environment for corporate bonds, as well as equity securities. More trading days in fiscal 2003 also positively impacted the quarterly results. Revenue in this area can fluctuate significantly from period to period based on market conditions. Coverage from market making activities has increased to 923 over-the-counter securities and 691 exchange-listed securities in fiscal 2003 from 728 over-the-counter securities and 555 exchange-listed securities in fiscal 2002.

Commissions and Other Employee Compensation.    Commissions and other employee compensation are generally affected by the level of operating revenues, earnings and the number of employees. Overall, commissions and other employee compensation expense changed little during the three month period ended September 27, 2002 over the same period in the prior year. The increase in commissions and benefits paid to revenue-producing employees generating higher levels of commission revenue was substantially offset by the decreased salaries principally resulting from reduced headcount over the prior fiscal year. The number of full-time employees decreased to 988 at September 27, 2002 from 1,073 at September 28, 2001.

Occupancy, Equipment and Computer Services.    The decrease in the first quarter of fiscal 2003 from the comparable prior year period is primarily due to the spin-off of the Westwood Group. Additional contributors to the decrease include a decrease in equipment lease expense due to the completion of the conversion to SWS’ new operating system in the first quarter of 2003, as well as reduced rent and depreciation charges from the consolidation of offices which occurred in the fourth quarter of fiscal 2002.

Communications.    Communications expense decreased due to a reduction in quote expense in the first quarter of fiscal 2003 versus the first quarter of fiscal 2002.

Floor Brokerage and Clearing Organization Charges.    Floor brokerage expenses were up 12% in the quarter ended September 27, 2002 versus the quarter ended September 28, 2001. These charges are impacted by the volume of transactions cleared as well as by the volume of business in institutional equity trading. While clearing volumes were down in the quarter, commissions from institutional equity sales were up $1.1 million.

Advertising and Promotional.    Advertising and promotional expense decreased in fiscal 2003 over the prior year as a result of eliminating the Mydiscountbroker.com, Inc. ad campaign at the end of the second quarter of fiscal 2002.

Other Expense.    Excluding the $3.4 million charge for potential fraudulent loans at the Bank, other expense decreased $2.8 million primarily due to reduced contract labor, legal and bad debt expenses in the Brokerage Group.

Income Tax Expense (Benefit).    In the first quarter of fiscal 2003, income tax benefit (effective rate 108.2%) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to loss before income taxes and minority interest in consolidated subsidiaries. The effective rate was unusually high because of an increase in the ratio of tax exempt income and other permanently excluded items to net loss before tax. Permanently excluded items include tax exempt interest income and minority interest income.

OPERATIONS OUTLOOK

Brokerage Group.    The U.S. equities markets continued to experience challenging conditions in the first quarter of fiscal 2003. The average daily volume on the New York Stock Exchange (“NYSE”) was 1.4 billion shares in September 2002 versus 1.6 billion shares in June 2002. The Dow Jones Industrial Average was 9,243.30 at the end of June 2002 versus 7,528.40 at the end of September 2002. The volumes and thus the revenues in our clearing business are dependent on active markets. Until the U.S. equity markets show continued sustained growth, we expect volumes and revenues in the clearing business to remain stagnant.

Additionally, average margin balances reported by NYSE member firms averaged $146 billion in June 2002 and were down to $130 billion in September 2002. SWS relies on margin lending to its customers to generate revenue. SWS’ margin account balances have declined in the first quarter of 2003 and generally follow industry trends; therefore, we do not expect improvement in margin interest revenue until industry conditions become more favorable. Stock loan balances are also influenced by these same market conditions. Improvement in balances and related earnings will be limited until the market improves.

Sales and trading of fixed income securities contributed 25% of the net revenue of SWS in the first quarter of fiscal 2003 quarter versus 15% in the corresponding fiscal 2002 quarter. The fixed income markets were favorable during the quarter contributing to the increased percentage of total net revenue. In October, the yield on long bonds rose from a low of 4.67% on October 9, 2002 to a high of 5.17% on October 24, 2002. The uncertainty produced by these market conditions could make it difficult to maintain the revenue levels achieved in the September 2002 quarter.

SWS completed its conversion to a new brokerage system in August of this year. SWS was able to eliminate duplicate hardware and software at the end of the quarter and expects to realize savings from this elimination of approximately $500,000 per quarter primarily in the occupancy and equipment category.

Management reviewed all areas of the company’s operations in the first six months of calendar 2002. This review resulted in $6.4 million in charges in the fourth quarter of fiscal 2002 related primarily to fixed asset and lease impairments from the consolidation of geographic locations. Management is continuing to review all areas of our operations in light of the current business environment to properly focus the company for profitability. Additional actions could be taken in the future by management that could result in additional charges for lease terminations, asset impairments or other charges.

Banking Group.    A substantial portion of the Bank’s revenue is generated from the construction, mortgage and refinance housing market. While the bank’s purchased mortgage loan program is nationwide, the majority of the bank’s other lending is concentrated in the North Texas geographic region. The housing market in North Texas is beginning to slow with housing inventories at levels exceeding a 3-month supply. Additional deterioration in the housing market in North Texas could impede the bank’s ability to sustain current growth levels.

The purchased mortgage loan program was at record levels in the September 2002 quarter due to the high level of mortgage refinancing transactions driven by lower mortgage interest rates. Should mortgage interest rates begin to rise, volumes in this business could decline. Additionally, management reduced credit lines and eliminated certain customers in this line of business to reflect more stringent internal control guidelines. Lastly, due to the fraud incident in this line of business, First Savings discontinued the purchase mortgage loan program in areas where loan closings are not regularly conducted at title companies. This is expected to reduce earnings from this business line by $300,000 per quarter.

FINANCIAL CONDITION

Loans and Allowance for Probable Loan Losses.    The Bank grants loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area. Also, First Savings purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the Dallas/Fort Worth area. Substantially all of the Bank’s loans are collateralized with real estate or automobiles.

Loans receivable at September 27, 2002 and June 28, 2002 are summarized as follows (in thousands):

	Fiscal 2003	Fiscal 2002

Real estate—mortgage	$215,727	$133,046
Real estate—construction	119,797	124,808
Commercial	125,797	120,789
Individuals	30,856	31,249
Land	40,286	38,770

	$532,463	$448,662

The following table shows the expected life of certain loans at September 27, 2002, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total

Real estate—construction	$115,784	$2,349	$1,664	$119,797
Commercial	29,541	28,249	68,007	125,797

Total	$145,325	$30,598	$69,671	$245,594

Amount of loans based upon:
Floating or adjustable interest rates	$136,966	$21,173	$38,329	$196,468
Fixed interest rates	8,359	9,425	31,342	49,126

Total	$145,325	$30,598	$69,671	$245,594

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of September 27, 2002 and June 28, 2002 are as follows (dollars in thousands):

	Fiscal 2003	Fiscal 2002

Loans accounted for on a non-accrual basis	$10,196	$7,422

Non-performing loans as a percentage of total loans	1.9%	1.7%

Loans past due 90 days or more, not included above	$2,209	$1,314

Troubled debt restructurings	$3,694	$4,547

An analysis of the allowance for probable loan losses for the first quarters of fiscal 2003 and 2002 is as follows (dollars in thousands):

	Fiscal 2003	Fiscal 2002

Balance at beginning of period	$4,758	$3,280

Charge-offs – individual	118	360
Recoveries – individual	19	155

Net charge-offs	(99)	(205)
Additions charged to operations	399	295

Balance at end of period	$5,058	$3,370

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0%	0.0%

The allowance for probable loan losses is applicable to the following types of loans as of September 27, 2002 and June 28, 2002 (dollars in thousands):

	Fiscal 2003		Fiscal 2002

	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Commercial	$2,607	23.6%	$1,890	26.9%
Real estate – construction	1,087	22.5	1,109	27.8
Real estate – mortgage & land	697	48.1	1,025	38.3
Individuals	667	5.8	734	7.0

	$5,058	100.0%	$4,758	100.0%

Deposits.    Average deposits and the average interest rate paid on the deposits for the first quarters of fiscal years 2003 and 2002 can be found in the discussion of the Banking Group’s Net Interest Income.

Certificates of deposit of $100,000 or greater were $159,671,000 and $69,123,000 at September 27, 2002 and June 28, 2002, respectively. Deposits have increased as loans held for sale have increased.

Advances from Federal Home Loan Bank (“FHLB”).    The Bank finances its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 1-90 days, during the first quarters of fiscal 2003 and 2002 (dollars in thousands):

	Fiscal 2003		Fiscal 2002

	Amount	Interest Rate	Amount	Interest Rate

At end of quarter	$148,964	2.1%	$99,036	3.2%
Average during quarter	145,595	2.1%	74,973	4.8%
Maximum month-end balance during year	161,400	—	110,393	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage Group.    SWS’ assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. These assets are financed by SWS’ equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables. SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents.

Short-Term Borrowings.    SWS has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of SWS and its clients. There were no borrowings under these arrangements at September 27, 2002. In the opinion of management, these credit arrangements are adequate to meet the short-term operating needs of SWS.

SWS has an irrevocable letter of credit agreement aggregating $45,000,000 at September 27, 2002 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $58,880,000 at September 27, 2002. SWS also has unsecured letters of credit, aggregating $4,845,000 at September 27, 2002, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at the prime rate plus 3%, if drawn, and are renewable semi-annually.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, none of which was outstanding at September 27, 2002.

Exchangeable Subordinated Notes.    SWS has issued $57.5 million of Notes due June 30, 2004. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of SWS, their cash equivalent. The Notes, which are in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes’ maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight’s common stock is 20% or more greater than the DARTS’ issue price. If the average price of the Knight common stock is between the Notes’ issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At September 27, 2002, SWS had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $6.3 million on the consolidated statements of financial condition at September 27, 2002.

Capital Lease Obligations.    SWS has capital lease obligations of $2 million at September 27, 2002 and $300,000 at June 28, 2002. These obligations bear interest at a weighted average borrowing rate of 2.51%, with principal and interest payable for 26-29 months from the date of financing. The capital leases are secured by computer equipment.

Net Capital Requirements.    SWS’ broker/dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission relating to liquidity, capital standards and the use of client funds and securities. SWS has historically operated in excess of the minimum net capital requirements. See Net Capital Requirements in the Notes to Consolidated Financial Statements.

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

Cash Flow.    Net cash used in operating activities totaled $36,282,000 in the first quarter of fiscal 2003 compared to $33,097,000 net cash provided by operations in the first quarter of fiscal 2002. In fiscal 2003, the net change in loans held for sale resulted in negative cash flow from operations versus generating positive cash flow in the prior year’s first quarter. Also factoring into the change was the net change in client accounts which generated less positive cash flow in the current fiscal year, offset by smaller negative cash outflow generated by assets segregated for regulatory purposes. Net cash used in investing activities was $8,201,000 in the first quarter of fiscal 2003 versus $16,694,000 in the same period of the prior fiscal year due to a net increase in the Bank’s loan portfolio. Net cash provided by financing activities totaled $48,877,000 in fiscal 2003 compared to net cash used of $17,422,000 in fiscal 2001, as the Bank increased its deposit base, offset by the decrease in short-term borrowings.

Treasury Stock.    In August 2002, SWS’ Board of Directors reaffirmed management’s previous authorization to repurchase up to one million shares of SWS’ common stock in the open market. In the quarter ended September 27, 2002, SWS repurchased 270,700 shares at a cost of $3,227,000. There are 430,300 shares remaining that are authorized to be repurchased under the buy-back program at quarter end September 27, 2002.

MARKET RISK
Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, equity prices, and changes in credit ratings of the issuer. SWS’ exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading activities.

Interest Rate Risk.    Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. SWS does not maintain material positions in interest-rate-sensitive financial instruments. SWS’ fixed income activities also expose it to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments. At the Bank, interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a timeframe different from that of the supporting interest-bearing liability.

Equity Price Risk.    SWS is exposed to equity price risk as a result of making markets and taking proprietary positions in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

In accordance with the Securities and Exchange Commission’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased which are in SWS’ trading portfolio, as well as marketable equity securities in SWS’ available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total

Trading securities, at fair value
Municipal obligations	$5	$2,103	$6,652	$19,253	$28,013
U.S. Government and Government agency obligations	2,390	4,889	3,384	288	10,951
Corporate obligations	335	772	1,206	11,274	13,587

Total debt securities	2,730	7,764	11,242	30,815	52,551
Corporate equity	—	—	—	5,335	5,335
Other	8,809	—	—	—	8,809

	$11,539	$7,764	$11,242	$36,150	$66,695

Weighted average yield
Municipal obligations	7.6%	2.6%	3.7%	4.0%	3.8%
U.S. Government and Government agency obligations	1.6%	2.3%	4.3%	6.1%	2.9%
Corporate obligations	7.9%	16.5%	6.4%	11.1%	11.0%
Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$3,389	$3,389

Exchangeable Subordinated Debt.    In addition to the financial instruments included in the above table, SWS has 373,550 DARTS outstanding with a face value of $21.2 million. These Notes mature June 30, 2004 and bear a fixed coupon of 5%. Market risks associated with the DARTS include equity price risk, in that the amount that SWS will pay at maturity depends on the value of Knight common stock. As such, these Notes contain an embedded equity derivative which is subject to accounting treatment under SFAS No. 133. SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares.

Credit Risk.    Credit risk arises from the potential nonperformance by counterparties, customers or debt security issuers. SWS is exposed to credit risk as a trading counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure is also associated with customer margin accounts, which are monitored daily. SWS monitors exposure to industry sectors and individual securities and performs sensitivity analysis on a regular basis in connection with its margin lending activities. SWS adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions.

Managing Risk Exposure.    SWS manages risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are well established and monitored on an ongoing basis. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. FSB seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap”, by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. SWS monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Market Risk.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, SWS carried out an evaluation, under the supervision and with the participation of SWS management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of SWS’ disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SWS’ disclosure controls and procedures are effective, providing them with material information relating to SWS and its consolidated subsidiaries as required to be disclosed in SWS’ periodic SEC filings. There have been no significant changes in SWS’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

None Reportable.

Item 3. Defaults upon Senior Securities

None Reportable.

Item 4. Submission of Matters to a Vote of Security Holders

None Reportable.

Item 5. Other Information

None Reportable.

Item 6. Exhibits and Reports on Form 8-K

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SWS filed four Reports on Form 8-K during the three-month period ended September 27, 2002:

Date Filed	Description

July 15, 2002	Reported under Item 2 the spin-off of the Westwood Group to SWS stockholders on June 28, 2002. Pro forma financial information reflecting this distribution was included in the filing.

July 26, 2002	Reported under Item 5 that SWS would record pretax charges of up to $21.7 million in the fourth quarter of fiscal 2002. Press release attached thereto.

August 7, 2002	Reported under Item 5 SWS’ financial results for the fiscal year ended June 28, 2002. Press release attached thereto.

August 28, 2002	Reported under Item 5 the election of various SWS officers by the SWS Board of Directors. Press release attached thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.

(Registrant)

November 12, 2002	/s/ Donald W. Hultgren

Date	(Signature) Donald W. Hultgren Chief Executive Officer (Principal Executive Officer)

November 12, 2002	/s/ Kenneth R. Hanks

Date	(Signature) Kenneth R. Hanks Treasurer and Chief Financial Officer (Principal Financial Officer)

November 12, 2002	/s/ Laura Leventhal

Date	(Signature) Laura Leventhal Controller (Principal Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Donald W. Hultgren, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SWS Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/S/ Donald W. Hultgren
Date	Donald W. Hultgren Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Kenneth R. Hanks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SWS Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/S/ Kenneth R. Hanks
Date	Kenneth R. Hanks Chief Financial Officer

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant incorporated by reference to the Registrant’s Registration Statement No. 33-42338 filed August 21, 1991
3.2	By-laws of the Registrant incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement No. 33-42338 filed October 7, 1991
3.3	Certificate of Amendment of Certificate of Incorporation incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 25, 1997
10.1+	Deferred Compensation Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999
10.2+	Employee Stock Purchase Plan incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)
10.3+	Stock Option Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996
10.4+	Phantom Stock Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996
10.5+	1997 Stock Option Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 24, 1998
10.6+	Stock Purchase Plan (Restated) incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999
10.7+	Deferred Compensation Plan filed April 7, 2000
10.8+	Stock Purchase Plan (Restated) post-effective amendment filed April 7, 2000
10.9+	Agreement between Registrant and David Glatstein, effective as of December 28, 2001
99.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement