Form 10-Q
period 2002-12-31
SWS GROUP INC
filed 2003-02-12
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission File Number: 0-19483

SWS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2040825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1201 Elm Street, Suite 3500, Dallas, Texas	75270
(Address of principal executive offices)	(Zip Code)

(214) 859-1800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of February 7, 2003, there were 16,948,863 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this Report) that predict or forecast future events, which depend on future events for their accuracy, which embody projections or assumptions or that otherwise contain “forward-looking information.” These statements may relate to anticipated changes in revenues or earnings per share, anticipated changes in our businesses or in the amount of client assets under management, anticipated expense levels or expectations regarding financial market conditions.

We caution readers that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Actual results may differ materially as a result of various factors, some of which are outside of our control, including but not limited to the factors discussed in “Management Discussion and Analysis of Financial Condition and Results of Operation–Overview,” “–Critical Accounting Policies and Estimates” and “–Market Risk” and those discussed in our periodic reports filed with and available from the Securities and Exchange Commission. All such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2002 and June 28, 2002

(In thousands, except par values and share amounts)

	December	June
	(unaudited)

Assets
Cash	$39,039	$24,777
Assets segregated for regulatory purposes	490,488	442,707
Marketable equity securities available for sale	3,728	3,932
Receivable from brokers, dealers and clearing organizations	1,925,278	1,770,055
Receivable from clients, net	316,370	467,131
Loans held for sale, net	200,709	103,124
Loans, net	356,019	345,538
Securities owned, at market value	81,275	103,888
Other assets	106,860	102,501

	$3,519,766	$3,363,653

Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$37,600
Payable to brokers, dealers and clearing organizations	1,911,451	1,764,741
Payable to clients	669,816	747,534
Deposits	425,615	265,370
Securities sold, not yet purchased, at market value	32,049	19,657
Drafts payable	30,069	34,531
Advances from Federal Home Loan Bank	123,400	160,468
Other liabilities	70,859	69,920
Exchangeable subordinated notes	6,624	6,785

	3,269,883	3,106,606
Minority interest in consolidated subsidiaries	1,806	1,762
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 17,612,326 and outstanding 16,868,246 shares at December 31, 2002; issued 17,601,705 and outstanding 17,240,570 shares at June 28, 2002	1,761	1,760
Additional paid-in capital	245,017	247,199
Accumulated deficit	(533)	—
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $6,140 at December 31, 2002 and $6,177 at June 28, 2002	11,403	11,472
Deferred compensation, net	1,449	1,502
Treasury stock (744,080 shares at December 31, 2002 and 361,135 shares at June 28, 2002, at cost)	(11,020)	(6,648)

Total stockholders’ equity	248,077	255,285

Commitments and contingencies
	$3,519,766	$3,363,653

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (Loss)

For the three and six months ended December 31, 2002 and 2001

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2002	2001 Restated	2002	2001 Restated
Net revenues from clearing operations	$4,864	$9,443	$10,174	$16,684
Commissions	22,519	20,035	40,669	36,120
Interest	24,194	31,904	49,011	71,534
Investment banking, advisory and administrative fees	7,025	10,843	13,995	20,299
Net gains on principal transactions (including net gains on the sale of Knight Trading Group, Inc. (“Knight”) common stock of $6,034 and $15,474 for the three and six months ended December 31, 2001.)	2,804	13,864	9,566	25,079
Other	4,950	4,897	8,730	8,639

	66,356	90,986	132,145	178,355

Commissions and other employee compensation	33,184	38,621	64,175	70,919
Interest	10,348	17,207	21,128	41,751
Occupancy, equipment and computer service costs	7,915	13,317	16,744	23,203
Communications	3,869	4,886	7,852	9,256
Floor brokerage and clearing organization charges	1,755	2,338	3,537	3,934
Advertising and promotional	961	2,654	1,708	5,684
Other	7,034	9,278	15,943	17,584

	65,066	88,301	131,087	172,331

Income before income tax expense and minority interest in consolidated subsidiaries	1,290	2,685	1,058	6,024
Income tax expense	325	2,202	74	3,348

Income before minority interest in consolidated subsidiaries	965	483	984	2,676
Minority interest in consolidated subsidiaries	(116)	339	(445)	76

Net income	849	822	539	2,752
Other comprehensive income (loss):
Holding gain arising during the three months ended December 31, 2002 and the three and six months ended December 31, 2001, net of tax of $119, $1,136, and $434, respectively and a holding loss arising during the six months ended December 31, 2002, net of tax of $72.	494	2,591	(179)	511
Reclassification for hedging activities, net of tax of $(99) and $59 for the three and six months ended December 31, 2002 and $(433) and $(43) for the three and six months ended December 31, 2001	(184)	(804)	109	(80)
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $(2,112)and $(5,416) for the three and six months ended December 31, 2001	—	(3,923)	—	(10,060)

Net income (loss ) recognized in other comprehensive income (loss)	310	(2,136)	(70)	(9,629)

Comprehensive income (loss)	$1,159	$(1,314)	$469	$(6,877)

Earnings per share – basic
Net income	$0.05	$0.05	$0.03	$0.16

Weighted average shares outstanding – basic	16,915,491	17,162,610	17,018,241	17,200,591

Earnings per share – diluted
Net income	$0.05	$0.05	$0.03	$0.16

Weighted average shares outstanding – diluted	16,922,640	17,237,934	17,030,219	17,259,193

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended December 31, 2002 and 2001

(In thousands)

(Unaudited)

	Fiscal 2003	Fiscal 2002 Restated
Cash flows from operating activities:
Net income	$539	$2,752
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,426	2,529
Provision for doubtful accounts	1,833	527
Provision for loss on mortgage loans	3,423	—
Deferred income tax expense	2,962	1,067
Deferred compensation	(322)	(101)
Gain on sale of marketable equity securities	—	(15,476)
Gain on sale of First Consumer Credit LLC	—	(1,163)
Gain on sale of fixed assets	(98)	—
Compensation expense on spin-off of the Westwood Group	—	3,298
Compensation expense on stock options	—	294
Reclassification from other comprehensive income for SFAS No. 133	5	123
Equity in undistributed loss of Comprehensive Software Systems (“CSS”)	—	1,284
Net change in minority interest in consolidated subsidiaries	44	(697)
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(47,781)	(138,300)
Net change in broker, dealer and clearing organization accounts	(8,513)	(79,510)
Net change in client accounts	73,027	40,089
Net change in loans held for sale	(97,585)	(11,442)
Decrease in securities owned	22,824	15,012
Increase in other assets	(8,185)	(15,759)
Increase (decrease) in drafts payable	(4,462)	10,339
Increase (decrease) in securities sold, not yet purchased	12,392	(8,021)
Increase in other liabilities	4,117	14,000

Net cash used in operating activities	(43,354)	(179,155)

Cash flows from investing activities:
Purchase of fixed assets	(3,981)	(3,561)
Proceeds from the sale of fixed assets	98	—
Net change in loans	(15,721)	(15,662)
Cash received from sale of First Consumer Credit LLC	—	1,050
Cash paid for purchase of O’Connor, net of cash acquired	(677)	(887)
Cash received for sale of minority interest of Westwood Holdings Group, Inc.	—	4,093
Proceeds from sale of marketable equity securities	—	3,732

Net cash used in investing activities	(20,281)	(11,235)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(37,600)	173,050
Increase in deposits	160,245	6,725
Increase (decrease) in advances from Federal Home Loan Bank	(37,068)	17,420
Payment of cash dividends on common stock	(3,388)	(3,441)
Net proceeds from exercise of stock options	133	489
Proceeds related to Deferred Compensation Plan	204	267
Purchase of treasury stock	(4,629)	(1,592)

Net cash provided by financing activities	77,897	192,918

Net increase in cash	14,262	2,528
Cash at beginning of period	24,777	31,224

Cash at end of period	$39,039	$33,752

Supplemental disclosure of cashflow information:
Cash paid during the period for:
Interest	$21,786	$45,165

Taxes	—	3,200

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended December 31, 2002

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 31, 2002, and for the three and six month periods ended December 31, 2002 and 2001, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 28, 2002 filed on Form 10-K. Amounts included for June 28, 2002 are from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“Parent”) and its consolidated subsidiaries listed below (collectively, “SWS”):

Brokerage Group
Southwest Securities, Inc.* SWS Financial Services, Inc. Mydiscountbroker.com, Inc. Southwest Clearing Corp. May Financial Corporation	“Southwest Securities” “SWS Financial” “Mydiscountbroker” “Southwest Clearing” “May Financial”

Asset Management Group
SWS Capital Corporation Southwest Investment Advisors, Inc.	“SWS Capital” “Southwest Advisors”

Banking Group
First Savings Bank, FSB FSBF, LLC (75%) FSB Financial, LTD (73.5%) FSB Development, LLC	“First Savings” or “Bank” “FSBF” “FSB Financial” “FSB Development”

Other
SWS Technologies Corporation	“SWS Technologies”

* On February 3, 2003, SWS Securities, Inc. changed its name to Southwest Securities, Inc.

Brokerage Group.    Southwest Securities is a New York Stock Exchange (“NYSE”) registered broker/dealer and SWS Financial, Mydiscountbroker, Southwest Clearing and May Financial are National Association of Securities Dealers (“NASD”) registered broker/dealers under the Securities Exchange Act of 1934 (“1934 Act”).

Asset Management Group.    Effective June 28, 2002, SWS distributed its shares of Westwood Holdings Group, Inc. and subsidiaries (“Westwood Group”) to its stockholders, leaving SWS Capital as the primary subsidiary in the asset management group. The Westwood Group, comprised of Westwood Management Corporation and Westwood Trust, was included in the results of operations in fiscal 2002, but is not included in fiscal 2003. Summarized results of operations of the Westwood Group for the three and six months ended December 31, 2001 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2001
Revenues	$5,116	$9,876
Operating expenses	7,515	10,294

	(2,399)	(418)
Income taxes	444	1,207

Net loss	$(2,843)	$(1,625)

Southwest Advisors, although dormant, is a registered investment advisor under the Investment Advisors Act of 1940.

Banking Group.    First Savings is a federally chartered savings association regulated by the Office of Thrift Supervision. FSB Financial purchases non-prime automobile loans and FSB Development develops single- family residential lots.

Other Consolidated Entities.    In the first quarter of fiscal 2003, SWS sold SWS Technologies’ internet service provider (“ISP”) customer list and accounts receivable to a third party for $75,000. Later in fiscal 2003, SWS will receive additional compensation from the purchaser based upon the successful transition and retention of the ISP customers. SWS will be reimbursed by the purchaser for operating costs incurred during the transition. SWS will be responsible for contract termination costs incurred during the transition to the purchaser and expects these costs to partially offset the additional compensation that will ultimately be received from the purchaser.

EQUITY METHOD INVESTMENT

SWS is a part owner of a software development company, Comprehensive Software Systems, Ltd. (“CSS”). CSS was formed in 1993 to develop a new brokerage front- and back-office system. SWS initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments by SWS, SWS’ ownership in CSS increased in fiscal 2002 to 25.08%. Consequently, SWS implemented the equity method of accounting, prescribed by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” with respect to its investment in CSS. Summarized financial information of CSS is as follows (in thousands):

	December 31, 2002	June 28, 2002
Total assets	$6,172	$14,475
Total liabilities	2,120	2,180
Shareholders’ equity	4,053	12,295

	Three Months Ended December 31,
	2002	2001
Total revenues	$1,083	$894
Net loss	(3,781)	(3,260)

	Six Months Ended December 31,
	2002	2001
Total revenues	$2,112	$1,944
Net loss	(8,249)	(6,499)

As required by APB Opinion No. 18, SWS restated its fiscal 2002 unaudited quarterly financial statements to record its share of undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill. For the three and six months ended December 31, 2001, SWS’ proportionate share of the undistributed net loss was $765,000 and $1,284,000, and amortization expense on the designated goodwill was $92,000 and $185,000.

The following table summarizes the impact on our financial results from applying the equity method of accounting in the three and six months ended December 31, 2001 (in thousands, except per share amounts):

	Three Months Ended December 31, 2001
	Previously Reported	Equity in Losses	Restated
Total revenues	$90,986	$—	$90,986
Total expenses	87,444	857	88,301

Income before income taxes and minority interest	3,542	(857)	2,685
Income taxes	2,502	(300)	2,202

Income before minority interest	1,040	(557)	483
Minority interest	339	—	339

Net income	$1,379	$(557)	$822

Earnings per share—basic	$0.08	$(0.03)	$0.05

Earnings per share—diluted	$0.08	$(0.03)	$0.05

	Six Months Ended December 31, 2001
	Previously Reported	Equity in Losses	Restated
Total revenues	$178,355	$—	$178,355
Total expenses	170,862	1,469	172,331

Income before income taxes and minority interest	7,493	(1,469)	6,024
Income taxes	3,862	(514)	3,348

Income before minority interest	3,631	(955)	2,676
Minority interest	76	—	76

Net income	$3,707	$(955)	$2,752

Earnings per share—basic	$0.22	$(0.06)	$0.16

Earnings per share—diluted	$0.21	$(0.05)	$0.16

In the fourth quarter of fiscal 2002, SWS determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, SWS wrote-off the investment in CSS. SWS made no capital contributions to CSS in the first or second quarters of fiscal 2003. On December 6, 2002, SWS entered into a loan agreement with CSS under which SWS agreed to advance to CSS the principal sum of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2002. The unpaid principal balance of the note bears interest at 6% per annum. The note is payable in equal monthly installments beginning January 1, 2008 with the final payment due January 1, 2013.

SWS will resume recording its share of the undistributed losses of CSS as due to this additional investment.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 2002, SWS had U.S. Treasury securities with a market value of approximately $318,965,000, reverse repurchase agreements of approximately $170,274,000 and related cash and accrued interest of approximately $39,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $173,145,000. SWS also had approximately $1,210,000 in reverse repurchase agreements in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at December 31, 2002. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $1,234,000.

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

MARKETABLE EQUITY SECURITIES

SWS’s shares of Knight Trading Group, Inc. (“Knight”) and U.S. Home Systems, Inc. (“USHS”) common stock are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. At December 31, 2002 and June 28, 2002, SWS held 373,550 shares of Knight common stock with a cost basis of $48,000 and 365,723 shares of USHS with a cost basis of $936,000. The market value of the Knight shares was $1,789,000 at December 31, 2002 and $1,957,000 at June 28, 2002. The market value of the USHS shares was $1,939,000 at December 31, 2002 and $1,975,000 at June 28, 2002.

The “specific identification” method is used to determine the cost of marketable securities sold. At December 31, 2002 and June 28, 2002, all of the Knight shares held were hedged by the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”) and subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

In December 2000, SWS repurchased and retired 640,782 DARTS and a like number of Knight shares were released from the hedge. Upon sale of previously hedged shares of Knight stock, SWS recognized non-cash gains of approximately $23.50 per share, net of tax, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting (December 20, 2000).

There were no sales of Knight stock in the three and six month periods ending December 31, 2002. SWS disposed of 126,000 shares and 326,000 shares of Knight stock with proceeds from the sales totaling $1,496,000 and $3,732,000 in the three and six month periods ended December 31, 2001, respectively, and realized cash gains on these sales totaling $1,479,000 and $3,689,000, respectively. All of the shares sold in the three and six-month periods ending December 31, 2001 were previously hedged stock. Consequently, in accordance with SFAS No. 133, SWS recorded non-cash gains of $4,555,000 and $11,785,000, respectively, related to the shares sold in the accompanying consolidated statements of income and comprehensive income (loss.) Therefore, totals gains related to the sales of Knight common stock were $6,034,000 and $15,474,000 during the three and six-month periods ended December 31, 2001.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 31, 2002 and June 28, 2002, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December	June
Receivable
Securities failed to deliver	$20,391	$44,495
Securities borrowed	1,869,671	1,693,083
Correspondent broker/dealers	24,019	22,147
Clearing organizations	1,671	2,538
Other	9,526	7,792

	$1,925,278	$1,770,055

Payable
Securities failed to receive	$35,898	$31,330
Securities loaned	1,846,082	1,699,072
Correspondent broker/dealers	26,390	25,012
Other	3,081	9,327

	$1,911,451	$1,764,741

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. All open positions are adjusted to market values daily. SWS has received collateral of $1,869,671,000 under securities lending agreements, of which the Company has repledged $1,830,307,000 at December 31, 2002. At June 28, 2002, the Company had collateral of $1,693,083,000 under securities lending agreements, of which the Company had repledged $1,675,205,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at December 31, 2002 and June 28, 2002 are summarized as follows (in thousands):

	December	June
First mortgage loans (principally conventional):
Real estate	$192,746	$169,613
Construction	114,261	122,885

	307,007	292,498

Consumer and other loans:
Commercial	21,854	24,171
Other	39,585	35,400

	61,439	59,571

Factored receivables	6,380	8,833

	374,826	360,902
Unearned income	(13,150)	(10,606)
Allowance for probable loan losses	(5,657)	(4,758)

	$356,019	$345,538

Impairment of loans with a recorded investment of approximately $8,336,000 and $7,423,000 at December 31, 2002 and June 28, 2002, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statements No. 5 and No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an Amendment of FASB Statement No. 114”.

An analysis of the allowance for probable loan losses for the three and six—month periods ended December 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Balance at beginning of period	$5,058	$3,370	$4,758	$3,280
Provision for loan losses	1,418	287	1,817	582
Sale of First Consumer Credit, LLC	—	(15)	—	(15)
Loans charged to the allowance, net	(819)	(197)	(918)	(402)

Balance at end of period	$5,657	$3,445	$5,657	$3,445

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At December 31, 2002 and June 28, 2002, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	December	June
Securities owned
Corporate equity securities	$8,467	$13,097
Municipal obligations	18,296	24,474
U.S. Government and Government agency obligations	18,419	19,613
Corporate obligations	27,480	34,915
Other	8,613	11,789

	$81,275	$103,888

Securities sold, not yet purchased
Corporate equity securities	$2,205	$5,615
Municipal obligations	300	298
U.S. Government and Government agency obligations	4,736	9,248
Corporate obligations	24,587	4,142
Other	221	354

	$32,049	$19,657

Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities, pledged as security deposits at clearing organizations, were $1,376,000 and $1,987,000 at December 31, 2002 and June 28, 2002, respectively. Additionally, at December 31, 2002 and June 28, 2002, SWS had pledged firm securities valued at $152,000 and $406,000, respectively, in conjunction with securities lending activities.

SOFTWARE DEVELOPMENT

In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” SWS has capitalized $154,000 of software development up-grade costs associated with the CSS technology platform. These capitalized costs are primarily labor related and will be depreciated over a three-year period.

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

In accordance with the transition provisions of SFAS No. 142, SWS performed the first step of transition impairment testing, determining fair value of the reporting units with goodwill, during the second quarter of fiscal 2003. Based on the results of the valuation, SWS’s goodwill balance is not impaired. SWS has two reporting units with goodwill – Southwest Securities and the Bank. Changes in the carrying amount of goodwill during the six-month period ended December 31, 2002, by company and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 28, 2002	$5,237	$1,256	$6,493
Arising from earn-out provision of completed business combination	677	—	677

Balance, December 31, 2002	$5,914	$1,256	$7,170

Prior to the spin-off of the Westwood Group and the write-off of the Parent’s equity method investment in CSS in the fourth quarter of fiscal 2002, both the Asset Management Group and Other Consolidated Entities reported Goodwill. Changes in the carrying amount of goodwill, which is included in other assets in the consolidated statement of financial condition, during the six month period ended December 31, 2001, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Balance, June 29, 2001	$4,482	$2,339	$—	$1,482	$8,303
Arising from completed business combinations	743	—	1,223	—	1,966
Amortization expense	(113)	(37)	—	(185)	(335)
Adjustment to equity method goodwill	—	—	—	(211)	(211)

Balance, December 31, 2001	$5,112	$2,302	$1,223	$1,086	$9,723

In accordance with SFAS No. 142, SWS ceased amortizing its goodwill at the date of adoption, and recorded no amortization expense in the three and six-month periods ended December 31, 2002. SWS recorded amortization expense of $167,000 and $335,000 ($109,000 and $218,000 after tax) for the three and six months ended December 31, 2001, including $92,000 and $185,000 related to SWS’ equity method investment in CSS. The following table adjusts net income and earnings per share—basic & diluted—to exclude the amortization of goodwill as if SFAS No. 142 had been adopted on June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net income, as reported	$849	$822	$539	$2,752
Amortization expense, net of tax	—	109	—	218

Adjusted net income	$849	$931	$539	$2,970

Earnings per share—basic & diluted
Net income, as reported	$0.5	$0.05	$0.3	$0.16
Amortization expense, net of tax	—	—	—	0.01

Adjusted net income	$0.5	$0.05	$0.3	$0.17

SHORT-TERM BORROWINGS

SWS has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. There were no borrowings under these arrangements at December 31, 2002. At June 28, 2002, the amount outstanding under these secured arrangements was $31,000,000, which was collateralized by securities held for firm accounts valued at $36,053,000, and $6,600,000, which was collateralized by securities held for non customer accounts valued at $27,703,000.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, none of which was outstanding at either December 31, 2002 or June 28, 2002. This arrangement can be terminated at any time by the lender.

SWS has an irrevocable letter of credit agreement aggregating $42,000,000 at December 31, 2002 and June 28, 2002, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $55,330,000 and $75,502,000 at December 31, 2002 and June 28, 2002, respectively. SWS also has unsecured letters of credit, aggregating $4,845,000 at December 31, 2002 and June 28, 2002, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at the prime rate plus 3%, if drawn, and are renewable semi-annually.

In addition to using customer securities to finance bank loans as discussed above, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At December 31, 2002, approximately $382,813,000 of client securities under customer margin loans is available to be repledged, of which SWS has pledged $15,580,000 under securities loan agreements. At June 28, 2002, $488,500,000 of client securities under customer margin loans is available to be pledged, of which the Company has repledged $22,829,000 under securities loan agreements.

At December 31, 2002 and June 28, 2002, SWS had no repurchase agreements outstanding.

DEPOSITS

Deposits at December 31, 2002 and June 28, 2002 are summarized as follows (dollars in thousands):

	December		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$25,400	6.0%	$20,154	7.6%
Interest bearing demand accounts	51,631	12.1	33,905	12.8
Savings accounts	1,416	0.3	925	0.3
Limited access money market accounts	14,121	3.3	14,214	5.4
Certificates of deposit, less than $100,000	115,102	27.1	127,049	47.9
Certificates of deposit, $100,000 and greater	217,945	51.2	69,123	26.0

	$425,615	100.0%	$265,370	100.0%

The weighted average interest rate on deposits was approximately 2.5% at December 31, 2002 and 3.3% at June 28, 2002.

At December 31, 2002, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Thereafter	Total
Certificates of deposit, less than $100,000	$74,265	$17,793	$18,669	$4,375	$115,102
Certificates of deposit, $100,000 and greater	201,786	6,398	8,595	1,166	217,945

	$276,051	$24,191	$27,264	$5,541	$333,047

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At December 31, 2002 and June 28, 2002, advances from the FHLB were due as follows (in thousands):

	December	June
Maturity:
Due within one year	$110,000	$147,075
Due within five years	3,172	3,246
Due within seven years	705	533
Due within ten years	3,780	3,661
Due within twenty years	5,743	5,953

	$123,400	$160,468

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 1.4% to 7.7%, are collateralized by approximately $200,200,000 of collateral value (as defined) in qualifying first mortgage loans at December 31, 2002. At June 28, 2002, advances with interest rates from 1.9% to 7.7% were collateralized by approximately $176,200,000 of collateral value in qualifying first mortgages.

EXCHANGEABLE SUBORDINATED NOTES

SWS adopted SFAS No. 133 effective July 1, 2000. SFAS No. 133 is applicable to the Notes due 2004 with a face value of $21.2 million. SWS issued the Notes in June 1999 in the form of DARTSSM, or Derivative Adjustable Ratio SecuritiesSM. 373,550 DARTS were outstanding at both December 31, 2002 and June 28, 2002.

SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account in the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the three and six month periods ended December 31, 2002 and 2001 (in thousands):

	Fiscal 2003	Fiscal 2002
Balance at beginning of period	$6,785	$8,568
Change in value of embedded derivative	(447)	(963)

Balance at end of first quarter	$6,338	$7,605
Change in value of embedded derivative	286	1,209

Balance at end of second quarter	$6,624	$8,814

Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For the three and six month periods ended

December 31, 2002, the change in the time value of the embedded equity option in the DARTS was immaterial to the consolidated financial statements. For these same periods ended December 31, 2001, SWS recognized a gain of $27,000 and a loss of $123,000, respectively. Under SFAS No. 133, such gain or loss will be calculated on a quarterly basis until such time as the embedded derivative ceases to exist. SWS also reclassified gains of $184,000 and losses of $109,000 from other comprehensive income (loss), net of tax of $ (99,000) and $59,000, to earnings to record the change in value of the hedged Knight shares in earnings for the three and six months ended December 31, 2002. For these same periods ended December 31, 2001, SWS reclassified gains of $804,000 and $80,000, respectively, from other comprehensive income (loss), net of tax of $433,000 and $43,000, respectively, representing the change in the time value of the embedded equity option in the DARTS.

NET CAPITAL REQUIREMENTS

Brokerage Group.    The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain “minimum net capital” equal to the greater of $1,500,000 or 2% of aggregate “debit balances”, as defined in Rule 15c3 under the 1934 Act. At December 31, 2002, Southwest Securities had net capital of $78,910,000, or approximately 20.6% of aggregate debit balances, which is $71,233,000 in excess of its minimum net capital requirement of $7,677,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2002, Southwest Securities had net capital of $59,717,000 in excess of 5% of aggregate debit items.

Southwest Clearing and May Financial also follow the alternative method and are both required to maintain minimum net capital of $250,000. At December 31, 2002, the net capital and excess net capital for Southwest Clearing was $1,351,000 and $1,101,000, respectively, and May Financial had net capital and excess net capital of $382,000 and $132,000, respectively.

SWS Financial and Mydiscountbroker follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At December 31, 2002, the net capital and excess net capital of SWS Financial was $310,000 and $60,000, respectively, and Mydiscountbroker had net capital and excess net capital of $2,417,000 and $2,167,000, respectively.

Banking Group.    First Savings is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and June 28, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002 and June 28, 2002, First Savings is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2002:
Total capital (to risk weighted assets)	$50,208	10.4%	$38,743	8.0%	$48,429	10.0%
Tier I capital (to risk weighted assets)	46,168	9.5	19,372	4.0	29,058	6.0
Tier I capital (to adjusted total assets)	46,168	7.6	24,181	4.0	30,227	5.0

June 28, 2002:
Total capital (to risk weighted assets)	$47,808	11.5%	$33,369	8.0%	$41,711	10.0%
Tier I capital (to risk weighted assets)	44,805	10.7	16,684	4.0	25,026	6.0
Tier I capital (to adjusted total assets)	44,805	9.3	19,258	4.0	24,072	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and six months ended December 31, 2002 and 2001 (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001 Restated	2002	2001 Restated
Net income	$849	$822	$539	$2,752

Weighted average shares outstanding – basic	16,915,491	17,162,610	17,018,241	17,200,591
Effect of dilutive securities:
Assumed exercise of stock options	7,149	75,324	11,978	58,602

Weighted average shares outstanding—diluted	16,922,640	17,237,934	17,030,219	17,259,193

Earnings per share—basic	$0.05	$0.05	$0.03	$0.16

Earnings per share—diluted	$0.05	$0.05	$0.03	$0.16

REPURCHASE OF TREASURY STOCK

In August 2002, SWS’ Board of Directors reaffirmed management’s previous authorization to repurchase up to one million shares of SWS’ common stock in the open market. In the three and six month periods ended December 31, 2002, SWS repurchased 94,100 and 364,800 shares at a cost of $1,197,000 and $4,425,000, respectively. In the three months ended December 31, 2001, SWS did not repurchase any shares under the Board authorized repurchase program. In the six months ended December 31, 2001, SWS repurchased 80,000 shares at a cost of $1,325,000. There are 336,200 shares remaining that are authorized to be repurchased under the program at December 31, 2002.

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

The category “other consolidated entities” includes the Parent and SWS Technologies. The Parent is a holding company that owns various investments, including the investments in Knight and U.S. Home Systems, Inc. common stocks. SWS Technologies provides limited Internet-related services. (See discussion of SWS Technologies in “General and Basis of Presentation” footnote.) There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended December 31, 2002
Net revenues from external sources	$53,774	$374	$12,141	$67	$66,356
Net intersegment revenue (expense)	(138)	—	(39)	177	—
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(414)	121	2,768	(1,185)	1,290
Net income (loss)	(109)	79	1,713	(834)	849

Three months ended December 31, 2001
Net revenues from external sources	$67,973	$5,451	$12,766	$4,796	$90,986
Net intersegment revenue (expense)	(1,375)	224	(12)	1,163	—
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(1,768)	(2,325)	4,243	2,535	2,685
Net income (loss)	(555)	(2,795)	2,528	1,644	822

Six months ended December 31, 2002
Net revenues from external sources	$108,366	$785	$22,861	$133	$132,145
Net intersegment revenue (expense)	(832)	—	(114)	946	—
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(579)	287	2,914	(1,564)	1,058
Net income (loss)	85	187	1,617	(1,350)	539

Six months ended December 31, 2001
Net revenues from external sources	$129,642	$10,517	$25,922	$12,274	$178,355
Net intersegment revenue (expense)	(2,683)	393	(23)	2,313	—
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(8,680)	(229)	7,426	7,507	6,024
Net income (loss)	(4,489)	(1,503)	4,436	4,308	2,752

On the consolidated statements of income and comprehensive income (loss), minority interest is solely related to the Banking Group and other comprehensive loss is solely related to the Parent, which is included in the “Other” category.

COMMITMENTS, CONTINGENCIES and GUARANTEES

During the first quarter of fiscal 2003, First Savings provided $3.4 million ($2.2 million after-tax impact on earnings) to establish a reserve for potentially fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were apparently sold twice by the mortgage bank. SWS is examining public records to ascertain the adequacy of its collateral, if any, and will make demands, if appropriate, on the mortgage bank, employees, agents, customers and an insurance carrier. Details of any potential asset, collateral or insurance recovery are unknown. A court appointed receiver for the New York mortgage bank is investigating all aspects of the fraud including the potential recovery of fraudulently received funds.

SWS has capital lease obligations of $1.7 million at December 31, 2002 and $300,000 at June 28, 2002. These obligations bear interest at a weighted average borrowing rate of 2.51%, with principal and interest payable for 26-29 months from the date of financing. The capital leases are collateralized by computer equipment.

Under the terms of a severance agreement, SWS is obligated to pay a former executive officer a total of $1 million for consulting services. SWS is paying the former executive $50,000 per month through August 15, 2003.

On October 21, 1999, SWS filed an arbitration claim with the NASD against a former correspondent broker/dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. In January 2001, SWS obtained a $4.7 million award against the correspondent broker/dealer, but was unsuccessful in its case against the individual principal of the correspondent firm. This loan was fully reserved. SWS has exhausted its collection efforts and wrote off this margin loan in January of 2003.

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

The Company has committed $5 million to invest in a limited partnership venture capital fund. As of December 31, 2002, the Company had contributed $2 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any twelve-month period. The company has contributed $500,000 during the previous twelve months.

SWS has implemented Financial Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5-Contingencies, 57-Related Party, and 107-Disclosure of Fair Value of Financial Instruments and rescission of FASB Interpretation No. 34,” effective for reporting periods ending after December 15, 2002.

In connection with the spin-off of Westwood, SWS agreed to indemnify the Westwood Group from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. SWS’s management believes that the resolution of the remaining issues associated with the Boykin Trust in bankruptcy will not have a material impact on the consolidated financial statements.

In March 2002, SWS issued a loan guarantee for FSB Financial for $10 million. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25 million, up to a maximum of $35 million. At December 31, 2002 and June 28, 2002, there were no amounts outstanding on this guarantee.

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $934,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FAS No. 123”.    Issued in December 2002, this statement provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No.123, Accounting for Stock-Based Compensation. SFAS No.148 does not change the provisions of SFAS No.123 that permit entities to continue to apply the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.” FASB No.148 mandates certain new disclosures that are incremental to those required by SFAS No.123. The disclosures must also be made in interim financial statements filed with the Securities and Exchange Commission. The disclosures will be included in the company’s “Summary of Significant Accounting Policies.” The transition and annual disclosure provisions of FASB No.148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. SWS will continue to apply the intrinsic value method of ABP No.25. (See discussion under Submission of Matters to a Vote of Security Holders. The shareholders voted down a shareholder proposal to have “SWS forego the use of any form of executive compensation, including executive stock options, unless the cost of such compensation is reflected as an expense on SWS’s annual income statement.”) SWS will adopt the new disclosure requirements in the 10-Q for the quarterly period ending March 25, 2003.

Financial Interpretation No. 46 – “Consolidation of Variable Interest Entities,” was issued by the Financial Accounting Standards Board on January 17, 2003 and certain disclosures are effective for reports issued after January 31, 2003. In accordance with FIN No. 46, SWS has determined that it has one variable interest entity, Southwest Insurance Agency. Southwest Insurance Agency has two subsidiaries, Southwest Financial Insurance Agency and Southwest Insurance Agency of Alabama. Southwest Insurance Agency and its subsidiaries hold insurance agency licenses in forty-two states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities, Inc. and SWS Financial Services. For the three and six months ended December 31, 2002, Southwest Insurance Agency would have contributed $72,000 and $82,000 to SWS’s net income, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. and subsidiaries (collectively, “SWS”) are primarily engaged in securities execution and clearance, securities brokerage, investment banking, securities lending and borrowing and trading as a principal in equity and fixed income securities. We also engage in full-service banking and asset management activities. All of these activities are highly competitive. Our business and future prospects may fluctuate due to numerous factors, such as:

•	the volume of trading in securities and general level of securities prices and interest rates;
•	the level of customer margin loan activity and the size of customer account balances;
•	the credit-worthiness of our correspondents in the event of a material adverse change in the values of margined securities;
•	the demand for investment banking services;
•	the ability to maintain investment management and administrative fees at profitable levels;
•	the total value and composition of assets under management; and
•	the ability to attract and retain key personnel.

Our future operating results are also dependent upon our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, loan losses or other contingencies.

While brokerage revenues are dependent upon the level of trading and underwriting volume, which may fluctuate significantly, a large portion of SWS’ expenses remains fixed. Consequently, net operating results can vary significantly from period to period. Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations.

Brokerage Group.    The U.S. equities markets continued to experience challenging conditions in the first half of fiscal 2003. The average daily volume on the New York Stock Exchange (“NYSE”) was 1.2 billion shares in December 2002 versus 1.6 billion shares in June 2002. The Dow Jones Industrial Average was 9,243.30 at the end of June 2002 versus 8341.63 at the end of December 2002. The volumes and thus the revenues in our clearing business are dependent on active markets. Until the U.S. equity markets show continued sustained growth, we expect volumes and revenues in the clearing business to remain stagnant or decline. As noted in the detailed analyses that follow, the decline in volumes was most pronounced in our high-volume trading correspondents. We expect this overall trend to continue until the equity markets recover.

Additionally, average margin balances reported by NYSE member firms averaged $146 billion in June 2002 and were down to $134 billion in December 2002. SWS relies on margin lending to its customers to generate revenue. SWS’ margin account balances have declined in the first half of 2003 and generally follow industry trends; therefore, we do not expect improvement in margin interest revenue until industry conditions become more favorable or interest rates increase. Stock loan balances are also influenced by these same market conditions. Improvement in balances and related earnings will be limited until the environment improves.

When interest rates begin to rise and equity markets strengthen, fixed income results will likely decline. Additionally, as tax revenues for municipalities decline, the volume of municipal financing transactions, which have been occurring at high levels, will be reduced. The fixed income business accounted for 28% of SWS’s operating revenue in the December quarter and 31% of operating revenue for the six-month period.

While SWS completed its conversion to its new brokerage system in August of 2002, ongoing efforts to upgrade and enhance the core system will result in some additional costs in the technology area. Management continues to review equipment and communications in an effort to offset some of the costs of software enhancement. See “Equity Method Investment” in the notes to consolidated financial statements.

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

Management is focusing on growing the brokerage distribution network through the hiring of additional retail brokers and the opening of new branch office locations in the Southwest. Expansion of this network will require outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. Breakeven points for new office locations generally take 9-12 months to achieve.

Banking Group.    A substantial portion of the Bank’s revenue is generated from the single-family construction loan and single-family mortgage loan market. While the bank’s purchased mortgage loan program is nationwide, the majority of the bank’s other lending is concentrated in the North Texas geographic region. The housing market in North Texas is beginning to slow and additional deterioration in the housing market could impede the bank’s ability to maintain current levels of loans. The purchased mortgage loan program was at record levels during the December 2002 quarter due to the high level of mortgage refinancing transactions driven by lower mortgage interest rates. Should mortgage interest rates begin to rise, volumes in this business could decline. Additionally, management reduced credit lines and eliminated certain customers in this line of business to reflect more stringent internal control guidelines. Lastly, due to the fraud incident in this line of business, First Savings discontinued the purchase mortgage loan program in areas where loan closings are not regularly conducted at title companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially since June 28, 2002. See our Annual Report on Form 10-K for the fiscal year then ended.

RESULTS OF OPERATIONS

Net income for the three and six month periods ended December 31, 2002 was $849,000 and $539,000, respectively, representing an increase over the comparable quarter ended December 31, 2001 of $27,000 or 3% and a decrease over the comparable six month period ended December 31, 2001 of $2,213,000 or 80%, respectively. The three month and six month periods ended December 31, 2002 contained 65 and 128 trading days, respectively, while the comparable periods of fiscal 2002 contained 64 and 123 trading days, respectively.

The decrease in net income from the prior year six-month period is primarily due to the following items all net of tax: non-cash gains recorded on the sale of Knight stock in fiscal 2002 of $7.6 million; Westwood losses of $1.6 million; decrease in clearing revenues of $6.5 million due to a 48% decrease in the number of transactions processed; and the reduction of expenses from the operation of clearing accounts acquired from SIPC of $3.3 million.

Westwood Group Spin-Off.    Effective June 28, 2002, SWS spun-off Westwood Holdings Group, Inc. and subsidiaries (“Westwood Group”) to its stockholders. The Westwood Group, comprised of Westwood Management Corporation and Westwood Trust, was included in the results of operations in fiscal 2002, but is not included in fiscal 2003. The Westwood Group contributed $5,116,000 and $9,876,000 to revenues and $(2,843,000) and $(1,625,000) to net income in the three and six-month periods ended December 31, 2001.

SFAS No. 133 and Sales of Knight Stock.    The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, creates a non-cash earnings impact on our financial statements. SFAS No. 133 is applicable to the Notes, issued in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”). The DARTS contain an equity-based derivative designed to hedge changes in fair value of SWS’ investment in Knight common stock. At the option of SWS, the principal of the Notes can be paid in shares of the Knight at maturity. This embedded derivative has been designated as a fair value hedge of SWS’ investment in Knight shares.

SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. For the three and six months ended December 31, 2002, the impact on the consolidated statements of income and comprehensive income (loss), representing the change in the time value of money in the embedded derivative was immaterial. For the same comparable periods ended December 31, 2001, SWS recognized a gain of $27,000 and a loss of $123,000, respectively. Under SFAS No. 133, the related change in the time value of money in the embedded derivative and the changes in the fair value of the embedded derivative, along with the change in fair value of the hedged Knight shares, will be calculated on a quarterly basis and recognized in the consolidated statements of income and comprehensive income (loss) until such time as the fair value hedge ceases to exist.

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

There were no sales of Knight stock in the three and six month periods ending December 31, 2002. SWS disposed of 126,000 shares and 326,000 shares of Knight stock with proceeds from the sales totaling $1,496,000 and $3,732,000 in the three and six month periods ended December 31, 2001, respectively, and realized cash gains on these sales totaling $1,479,000 and $3,689,000, respectively. As all of the shares sold in the three and six month periods ending December 31, 2001 were previously hedged stock. Consequently, in accordance with SFAS No. 133, SWS recorded non-cash gains of $4,555,000 and $11,785,000, respectively, related to the shares sold in the accompanying consolidated statements of income and comprehensive income (loss). Therefore, totals gains related to the sales of Knight common stock were $6,034,000 and $15,474,000 during the three and six-month periods ended December 31, 2001.

The Knight shares sold in the first and second quarters of fiscal 2002 were sold to fund the advertising commitment of Mydiscountbroker.com, Inc. (“Mydiscountbroker”), SWS’ on-line brokerage subsidiary.

At December 31, 2002 and June 28, 2002, SWS held 373,550 shares of Knight common stock and had 373,550 DARTS outstanding.

Equity Method Investment.    SWS is a part owner of a software development company, Comprehensive Software Systems, Ltd. (“CSS”). CSS was formed in 1993 to develop a new brokerage front- and back-office system. SWS initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments by SWS, SWS’ ownership in CSS increased to 25.08% in fiscal 2002. Consequently, SWS implemented the equity method of accounting, prescribed by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investment in Common Stock,” with respect to its investment in CSS. As required by APB Opinion No. 18, SWS restated its fiscal 2002 unaudited quarterly financial statements to record its share of undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill. For the three and six month periods ended December 31, 2001, SWS’ proportionate share of the undistributed net loss was $765,000 and $1,284,000, and amortization expense on the designated goodwill was $92,000 and $185,000.

In the fourth quarter of fiscal 2002, SWS determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, SWS wrote-off the investment in CSS. SWS made no capital contributions to CSS in the first or second quarters of fiscal 2003.

The continued enhancement of SWS’s brokerage system is critical to the growth of SWS’s clearing and retail brokerage business. To insure the continued operation and enhancement of the system developer, CSS, SWS entered into a loan agreement dated December 6, 2002 with CSS that calls for a total advance to

CSS of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2003. Because of this commitment, SWS will begin recognizing its share of the undistributed losses of CSS in January of 2003.

Sale of First Consumer Credit.    In October 2001, First Savings Bank, FSB (“FSB or the “Bank”) sold its interest in its minority-owned subsidiary First Consumer Credit, LLC (“First Consumer”), receiving $1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. (“USHS”), a company publicly traded on NASDAQ. The shares of USHS were dividended to the Parent and were recorded at fair market value. FSB recorded a gain of approximately $1,163,000 on the sale of First Consumer.

Mortgage Loan Charge.    In the first quarter of fiscal 2003, FSB provided $3.4 million ($2.2 million after-tax impact on earnings) to establish a reserve for potentially fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, appear to have been sold twice. SWS is examining public records to ascertain the adequacy of its collateral, if any, and will make demands, if appropriate, on the mortgage bank, employees, agents, customers and an insurance carrier. Details of any potential asset, collateral or insurance recovery are unknown. A court appointed receiver for the New York mortgage bank is investigating all aspects of the fraud including the potential recovery of fraudulently received funds.

Income Before Income Tax Expense and Minority Interest in Consolidated Subsidiaries (“Pretax Income”).    SWS’ pretax income was $1,290,000 and $1,058,000 in the three and six months ended December 31, 2002 versus pretax income of $2,685,000 and $6,024,000 in the same comparable periods ending December 31, 2001. The table below calculates SWS’ pretax income excluding the impact of Westwood (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Pretax income	$1,290	$2,685	$1,058	$6,024
Westwood Group spin-off:	—	2,399	—	418

Pro forma pretax income	$1,290	$5,084	$1,058	$6,442

Analysis of Operations.    The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-month periods ended December 31, 2002 and 2001 (dollars in thousands):

	Three Months Ended		Six Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$(4,579)	(48)%	$(6,510)	(39)%
Commissions	2,484	12	4,549	13
Net interest	(851)	(6)	(1,900)	(6)
Investment banking, advisory and administrative fees	(3,818)	(35)	(6,304)	(31)
Net gains on principal transactions	(11,060)	(80)	(15,513)	(62)
Other	53	1	91	1

	(17,771)	(24)	(25,587)	(19)

Operating expenses:
Commissions and other employee compensation	(5,437)	(14)	(6,744)	(10)
Occupancy, equipment and computer service costs	(5,402)	(41)	(6,459)	(28)
Communications	(1,017)	(21)	(1,404)	(15)
Floor brokerage and clearing organization charges	(583)	(25)	(397)	(10)
Advertising and promotional	(1,693)	(64)	(3,976)	(70)
Other	(2,244)	(24)	(1,641)	(9)

	(16,376)	(23)	(20,621)	(16)

Pretax income	$(1,395)	(52)%	$(4,966)	(82)%

Net Revenues declined for the quarter and the year by $17.8 million and $25.6 million, respectively. Of the total change, the spin-off of Westwood Holdings represents $5.1 million and $9.9 million, respectively. An additional $3.0 million and $7.6 million, respectively, relate to gains, net of tax, on the sale of Knight stock in fiscal 2002.

Operating expenses declined $16.4 million and $20.6 million for the quarter and six months ended December 31, 2002. The spin-off of Westwood Holdings accounted for $7.5 million and $10.3 million of this decline, respectively. Additionally, $5.1 million of the savings in operating expenses relates to the clearing business acquired in October 2001 through an SIPC liquidation. That business was operated on a separate system from the rest of our operations until April 2002. Upon completion of the conversion to SWS’s internal system, the personnel and systems relating to that business were eliminated.

Net Revenues from Clearing Operations.    Net revenues from clearing decreased from $9.4 million for the three months ended December 31, 2001 to $4.9 million, or 48%, for the three months ended December 31, 2002 as a result of reduced transaction volumes. Total transactions processed in the second quarter of fiscal 2003 were 6.9 million verses 15.3 million in the second quarter of fiscal 2002. Total transactions processed in the first half of fiscal 2003 decreased 47.9% to approximately 14.1 million from approximately 27.1 million in fiscal 2002. Net clearing revenue decreased from $16.7 million for the six months ended December 31, 2001 to $10.2 million or 39% for the six months ended December 31, 2002. The decline in transactions processed was most pronounced in the company’s high volume trading correspondents. The decrease in clearing revenue came despite increased revenue per transaction in the second quarter of fiscal 2003 over the prior year. Revenue per transaction was $0.70 in the second quarter of fiscal 2003 verses $0.61 in the second quarter of fiscal 2002.

Commissions.    Commission revenue increased in part due to an increase in fixed income commissions due to a strong bond market, as well as increases in commissions from the hiring of additional sales personnel in institutional sales. These increases were offset by decreased commissions from the SWS Financial Services, Inc.’s independent contractor network and reduced commissions in the program trading area, included as other in the table below. Commission revenue by type of representative is as follows (dollars in thousands):

	December 31, 2002			December 31, 2001
	Three Months Ended	Six Months Ended	No. of Reps	Three Months Ended	Six Months Ended	No. of Reps
Southwest Securities brokers:
Private client group	$5,431	$9,926	84	$5,217	$9,640	74
Fixed income sales	8,695	14,708	34	5,571	9,715	34
Institutional sales	2,847	5,323	13	1,720	3,072	10
Independent contractors	4,058	8,027	411	4,591	8,871	403
Other	1,488	2,685		2,936	4,822

	$22,519	$40,669		$20,035	$36,120

Net Interest Income.    SWS’ net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rates SWS earns on those assets compared with the cost of funds. Net interest is the primary source of income for First Savings and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three and six-month periods ended December 31, 2002 and 2001 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Interest revenue:
Customer margin accounts	$3,818	$8,982	$8,493	$15,698
Assets segregated for regulatory purposes	1,635	1,987	3,814	5,218
Stock borrowed	6,466	8,435	13,291	24,229
Loans	10,213	10,538	19,448	22,264
Other	2,062	1,962	3,965	4,125

	$24,194	$31,904	$49,011	$71,534

Interest expense:
Customer funds on deposit	$1,817	$4,146	$3,858	$9,104
Stock loaned	4,589	6,454	9,593	20,123
Deposits	2,706	3,829	4,824	8,321
Other	1,236	2,778	2,853	4,203

	10,348	17,207	21,128	41,751

Net interest	$13,846	$14,697	$27,883	$29,783

Brokerage Group.     For the three and six months ended December 31, 2002, net interest income accounted for 11% and 12%, respectively, of SWS’ net revenue versus 12% for both comparable periods ended December 31, 2001. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Average interest-earning assets:
Customer margin balances	$280,000	$606,000	$313,000	$499,000
Assets segregated for regulatory purposes	513,000	532,000	499,000	459,000
Stock borrowed	2,020,000	1,911,000	1,953,000	1,974,000

Average interest-bearing liabilities:
Customer funds on deposit	627,000	869,000	656,000	776,000
Stock loaned	1,988,000	1,863,000	1,938,000	1,950,000

Interest revenue from customer margin balances and interest expense from customer funds on deposit decreased due to both lower interest rates and reduced balances in the first and second quarters of fiscal 2003 over the first and second quarters of fiscal 2002. Interest revenue on assets segregated for regulatory purposes also decreased due to lower interest rates. Net interest revenue generated from securities lending activities has decreased slightly from the quarter and the year due to reduced spreads. The types of securities borrowed or loaned and the interest rate environment influence these spreads.

Banking Group.     Net interest revenue generated by the Bank accounted for approximately 14% and 13% of net revenue in the three and six month periods ended December 31, 2002 and 8% and 10% in the three and six month periods ended December 31, 2001. At First Savings, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three month periods ended December 31, 2002 and 2001 (dollars in thousands):

	Three Months Ended
	Fiscal 2003			Fiscal 2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate—mortgage	$230,835	$3,731	6.5%	$170,493	$3,229	7.6%
Real estate—construction	116,063	1,893	6.5	123,499	2,087	6.8
Commercial	134,859	2,685	8.0	114,416	2,656	9.3
Individual	32,559	1,923	23.6	31,456	1,838	23.4
Land	42,100	640	6.1	38,294	728	7.6
Investments	15,324	87	2.3	10,045	148	5.9

	571,740	$10,959	7.7%	488,203	$10,686	8.8%
Noninterest-earning assets:
Cash and due from banks	3,945			3,111
Other assets	12,643			12,686

	$588,328			$504,000

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$332,137	$2,526	3.0%	$278,258	$3,705	5.3%
Money market accounts	14,648	46	1.2	16,216	89	2.2
Interest-bearing demand accounts	43,254	131	1.2	6,775	32	1.9
Savings accounts	1,223	3	0.9	723	3	1.7
Federal Home Loan Bank (“FHLB”) advances	117,859	680	2.3	128,959	934	2.9
Notes payable	2,500	61	9.8	672	34	20.2

	511,621	3,447	2.7%	431,603	4,797	4.4%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	23,126			18,815
Other liabilities	6,161			9,938

	540,908			460,356
Stockholders’ equity	47,420			43,644

	$588,328			$504,000

Net interest income		$7,512			$5,889

Net yield on interest-earning assets			5.3%			4.8%

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the six month periods ended December 31, 2002 and 2001 (dollars in thousands):

	Six Months Ended
	Fiscal 2003			Fiscal 2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate—mortgage	$197,001	$6,634	6.7%	$162,584	$6,838	8.4%
Real estate—construction	116,343	3,746	6.4	121,243	4,577	7.6
Commercial	131,056	5,322	8.1	110,094	5,622	10.2
Individual	31,930	3,734	23.4	31,574	3,691	23.4
Land	41,042	1,329	6.5	37,686	1,536	8.2
Investments	14,381	175	2.4	9,716	245	5.0

	531,753	$20,940	7.9%	472,897	$22,509	9.5%
Noninterest-earning assets:
Cash and due from banks	4,407			2,696
Other assets	13,804			12,350

	$549,964			$487,943

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$271,920	$4,484	3.3%	$284,210	$8,012	5.6%
Money market accounts	14,705	96	1.3	16,667	228	2.7
Interest-bearing demand accounts	41,678	238	1.1	6,435	75	2.3
Savings accounts	1,065	5	1.0	682	6	1.8
Federal Home Loan Bank (“FHLB”) advances	138,371	1,655	2.4	107,957	1,850	3.4
Notes payable	6,597	169	5.1	1,302	86	13.2

	474,336	6,647	2.8%	417,253	10,257	4.9%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	21,865			18,288
Other liabilities	6,232			9,812

	502,433			445,353
Stockholders’ equity	47,531			42,590

	$549,964			$487,943

Net interest income		$14,293			$12,252

Net yield on interest-earning assets			5.4%			5.2%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the investment and loan portfolios and deposits affect the spreads earned by First Savings.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended Fiscal 2003 vs. 2002				Six months ended Fiscal 2003 vs. 2002
	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix
Interest income:
Real estate – mortgage	$502	$1,143	$(474)	$(167)	$(204)	$1,341	$(1,331)	$(214)
Real estate—construction	(194)	(126)	(72)	4	(831)	(176)	(671)	16
Commercial	29	475	(378)	(68)	(300)	1,077	(1,152)	(225)
Individual	85	65	19	1	43	42	—	1
Land	(88)	72	(145)	(15)	(207)	136	(315)	(28)
Investments	(61)	72	(87)	(46)	(70)	111	(124)	(57)

	$273	$1,701	$(1,137)	$(291)	$(1,569)	$2,531	$(3,593)	$(507)

Interest expense:
Certificates of deposit	$(1,179)	$717	$(1,589)	$(307)	$(3,528)	$(447)	$(3,213)	$132
Money market accounts	(43)	(9)	(38)	4	(132)	(28)	(119)	15
Interest-bearing demand accounts	99	173	(12)	(62)	163	409	(38)	(208)
Savings accounts	—	2	(1)	(1)	(1)	3	(2)	(2)
Federal Home Loan Bank advances	(254)	(60)	(212)	18	(195)	647	(553)	(289)
Notes payable	27	93	(18)	(48)	83	330	(51)	(196)

	(1,350)	916	(1,870)	(396)	(3,610)	914	(3,976)	(548)

Net interest income	$1,623	$785	$733	$105	$2,041	$1,617	$383	$41

Investment Banking, Advisory and Administrative Fees.    The Westwood Group was spun-off to SWS’ stockholders on June 28, 2002 and is no longer a part of SWS’ ongoing operations. Revenue generated by the Westwood Group in the three and six-month periods ended December 31, 2001 totaled $4.9 million and $9.4 million, and, if removed from the prior year results, investment banking, advisory and administrative fees increased $1.0 million and $3.1 million over the prior fiscal year. The primary reason for the increase in fiscal 2003 fees over the prior year is increased revenue in municipal finance underwriting and advisory deals as well as in corporate finance activities.

Net Gains on Principal Transactions.    There were no sales of Knight stock in the first or second quarters of fiscal 2003. For the three and six month period ended December 31, 2001, net gains on principal transactions includes $6,034,000 and $15,474,000 of gains realized on the sale of Knight common stock, respectively. Net gains on principal transactions excluding gains from the sale of the Knight shares were $7.8 million and $9.6 million for the three and six-month periods ended December 31, 2001.

Net gains, as adjusted for sales of Knight stock, decreased $5 million for the quarter and were unchanged in the six-month period as compared to the comparable prior year periods. The decrease in the quarter was due to declines in fixed income trading revenue of $2.2 million, as well as declines in trading gains from corporate proprietary trading. The fixed income markets were strong overall for the quarter; however, the volatility in mid-October of 2002 negatively impacted the fixed income trading operations. SWS discontinued its corporate proprietary trading in the second quarter of fiscal 2002.

Commissions and Other Employee Compensation.    The level of operating revenues, earnings and the number of employees generally affects commissions and other employee compensation. Overall, commissions and other employee compensation declined $5.4 million and $6.7 million, respectively, for the quarter and the year over comparable periods in fiscal 2002. Substantially all of these declines were due to the spin-off of Westwood. The second quarter of fiscal 2002 included a one-time compensation charge of approximately $4 million for the sale of 19.8% of Westwood’s common stock to Westwood management.

Occupancy, Equipment and Computer Services.    The decrease in the three and six month periods ended December 31, 2002 from the comparable prior year periods is primarily due to the conversion of the business received in an SIPC liquidation in October of 2001. The conversion of this business to SWS’s internal brokerage system reduced occupancy and equipment expenses by $3.1 million in the quarter. Additional contributors to the decline include a decrease in equipment lease expense due to the completion of the conversion to SWS’ new operating system in the first quarter of 2003, as well as reduced rent and depreciation charges from the consolidation of offices which occurred in the fourth quarter of fiscal 2002.

Communications.    Communications expense decreased due to a reduction in quote expense in the three and six-month periods ended December 31, 2002 versus the three and six month periods ended December 31, 2001 as well as the conversion discussed above.

Floor Brokerage and Clearing Organization Charges.    Floor brokerage expenses were down 25% and 10% in the three and six-month periods ended December 31, 2002 versus the same comparable periods in the prior fiscal year. These charges are impacted by the volume of transactions cleared as well as by the volume of business in institutional equity trading.

Advertising and Promotional.    Advertising and promotional expense decreased in fiscal 2003 over the prior year as a result of eliminating the Mydiscountbroker.com, Inc. ad campaign at the end of the second quarter of fiscal 2002. This campaign was funded through the sale of Knight stock.

Other Expense.    Excluding the $3.4 million charge for fraudulent loans at the Bank in the first quarter of fiscal 2003, other expense decreased $2.2 million and $5.0 for the three and six month periods ended December 31, 2002 when compared to the same periods in fiscal 2002. The Westwood spin-off accounted for $928,000 and $1,146,000, respectively of the decrease in the three and six month periods. The remaining decreases were primarily due to reduced contract labor and other taxes in the Brokerage Group.

Income Tax Expense.    Income tax expense (effective rate 25% for the quarter ended December 31, 2002 and 7% for the six month period ended December 31, 2002) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was unusually low because the amount of tax-exempt income and other permanently excluded items remained relatively constant while net income before tax decreased. Permanently excluded items include tax-exempt interest income and minority interest income.

FINANCIAL CONDITION

Loans and Allowance for Probable Loan Losses.    The Bank originates loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area. The Bank also purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the Dallas/Fort Worth area. Substantially all of the Bank’s loans are collateralized with real estate or automobiles.

Loans receivable at December 31, 2002 and June 28, 2002 are summarized as follows (in thousands):

	December 31, 2002	June 28, 2002
Real estate—mortgage	$234,319	$133,046
Real estate—construction	118,128	124,808
Commercial	130,502	120,789
Individuals	32,168	31,249
Land	41,611	38,770

	$556,728	$448,662

The following table shows the expected life of certain loans at December 31, 2002, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate—construction	$112,491	$3,475	$2,162	$118,128
Commercial	27,644	35,164	67,694	130,502

Total	$140,135	$38,639	$69,856	$248,630

Amount of loans based upon:
Floating or adjustable interest rates	$131,991	$30,029	$41,410	$203,430
Fixed interest rates	8,144	8,610	28,446	45,200

Total	$140,135	$38,639	$69,856	$248,630

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of December 31, 2002 and June 28, 2002 are as follows (dollars in thousands):

	December 31, 2002	June 28, 2002
Loans accounted for on a non-accrual basis	$10,184	$7,422

Non-performing loans as a percentage of total loans	1.8%	1.7%

Loans past due 90 days or more, but performing, not included above	$5,325	$1,314

Troubled debt restructurings	$4,045	$4,547

An analysis of the allowance for probable loan losses for the three and six month periods ended December 31, 2002 and 2001 is as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Balance at beginning of period	$5,058	$3,370	$4,758	$3,280

Charge-offs—individual	311	305	429	665
Charge-offs—real estate—construction	100	—	100	—
Charge-offs—real estate—mortgage	435	29	435	29
Charge-offs—commercial, financial and agricultural	—	3	—	3
Recoveries—individual	(27)	(125)	(46)	(280)

Net charge-offs	(819)	(212)	(918)	(417)
Additions charged to operations	1,418	287	1,817	582

Balance at end of period	$5,657	$3,445	$5,657	$3,445

Ratio of net charge-offs during the period to average loans outstanding during the period	0.15%	0.04%	0.18%	0.08%

The allowance for probable loan losses is applicable to the following types of loans as of December 31, 2002 and June 28, 2002 (dollars in thousands):

	December 31, 2002		June 28, 2002
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$2,850	23.7%	$1,890	26.9%
Real estate—construction	1,045	21.2	1,109	27.8
Real estate—mortgage & land	1,091	49.3	1,025	38.3
Individuals	671	5.8	734	7.0

	$5,657	100.0%	$4,758	100.0%

Deposits.    Average deposits and the average interest rate paid on the deposits for the three and six month periods ended December 31, 2002 and 2001 can be found in the discussion of the Banking Group’s net interest income under the caption “Net Interest Income-Banking Group.” Certificates of deposit of $100,000 or greater were $217,945,000 and $69,123,000 at December 31, 2002 and June 28, 2002, respectively. In order to support increased mortgage loan balances, the Bank sought brokered certificates of deposits. These brokered funds bear interest at rates slightly higher than internally generated certificates of deposit. At December 31, 2002, the Bank had $157.1 million of brokered certificates of deposits all of which mature before April 15, 2003. In January, the Bank substantially increased its interest bearing money market accounts through a new product offered by the brokerage unit. This new funding source should eliminate the need for brokered certificates of deposit in the future.

Advances from Federal Home Loan Bank (“FHLB”).    The Bank finances its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 1-90 days, during the three and six month periods ended December 31, 2002 and 2001 (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2002		December 31, 2001		December 31, 2002		December 31, 2001
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of quarter	$110,000	1.5%	$116,000	2.1%	110,000	1.5%	$116,000	2.1%
Average during quarter	103,180	1.7%	114,864	2.5%	124,388	2.0%	94,919	3.4%
Maximum month-end balance during year	150,000	—	144,000	—	150,000	—	144,000	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage Group.    SWS’ assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. SWS’ equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents.

Short-Term Borrowings.    SWS has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of SWS and its clients. There were no borrowings under these arrangements at December 31, 2002.

SWS has an irrevocable letter of credit agreement aggregating $42,000,000 at December 31, 2002 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $55,330,000 at December 31, 2002. SWS also has unsecured letters of credit, aggregating $4,845,000 at December 31, 2002, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at the prime rate plus 3%, if drawn, and are renewable semi-annually.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, none of which was outstanding at December 31, 2002.

In the opinion of management, these credit arrangements are adequate to meet the short-term operating needs of SWS.

Exchangeable Subordinated Notes.    SWS has issued $57.5 million of Notes due June 30, 2004. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of SWS, their cash equivalent. The Notes, which are in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Note holders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes’ maturity is equal to or less than the

DARTS issue price. Note holders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight’s common stock is 20% or more greater than the DARTS’ issue price. If the average price of the Knight common stock is between the Notes’ issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At December 31, 2002, SWS had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $6.6 million on the consolidated statements of financial condition at December 31, 2002.

Capital Lease Obligations.    SWS has capital lease obligations of $1.7 million at December 31, 2002 and $300,000 at June 28, 2002. These obligations bear interest at a weighted average borrowing rate of 2.51%, with principal and interest payable for 26-29 months from the date of financing. The capital leases are secured by computer equipment.

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

Cash Flow.    Net cash used in operating activities was $43,354,000 for the six-month period ended December 31, 2002 compared to $179,155,000 for the six-month period ended December 31, 2001. In fiscal 2003, the net change in loans held for sale resulted in a much larger negative cash flow from operations when compared to the six-month period ended December 31, 2001. Also factoring into the change was the net change in client accounts which generated more positive cash flow in the current fiscal year, offset by smaller negative cash outflow generated by assets segregated for regulatory purposes and broker, dealer and clearing organization accounts. Net cash used in investing activities was $20,281,000 for the six-month period ended December 31, 2002 versus $11,235,000 for the same period of the prior fiscal year due to a net increase in the Bank’s loan portfolio offset by the cash proceeds received from the sale of First Consumer Credit LLC, SWS’s interest in Westwood Holdings Group, and of Knight stock in the six month period ended December 31, 2001. Net cash provided by financing activities totaled $77,897,000 for the six month period ended December 31, 2002 compared to $192,918,000 for the same period of the prior fiscal year, as the Bank increased its deposit base, offset by the decrease in short-term borrowings and advances from the Federal Home Loan Bank.

Treasury Stock.    In August 2002, SWS’ Board of Directors reaffirmed management’s previous authorization to repurchase up to one million shares of SWS’ common stock in the open market. In the six month period ended December 31, 2002, SWS repurchased 364,800 shares at a cost of $4,425,000. There are 336,200 shares remaining that are authorized to be repurchased under the buy-back program at six month period ended December 31, 2002. Additionally, SWS periodically purchases stock in the open market for certain employee benefit plans. This stock is classified as treasury stock in SWS’s consolidated financial statements, but would participate in future dividends declared by SWS.

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

In accordance with the Securities and Exchange Commission’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased which are in SWS’ trading portfolio, as well as marketable equity securities in SWS’ available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$51	$504	$1,698	$15,743	$17,996
U.S. Government and Government agency obligations	2,328	7,130	4,098	127	13,683
Corporate obligations	(501)	(2,075)	(2,980)	8,449	2,893

Total debt securities	1,878	5,559	2,816	24,319	34,572
Corporate equity	—	—	—	6,262	6,262
Other	8,392	—	—	—	8,392

	$10,270	$5,559	$2,816	$30,581	$49,226

Weighted average yield
Municipal obligations	1.86%	3.77%	4.93%	4.40%	4.43%
U.S. Government and Government agency obligations	1.37%	3.70%	3.97%	15.58%	2.65%
Corporate obligations	(2.64)%	0.80%	3.56%	11.01%	28.18%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$3,728	$3,728

Exchangeable Subordinated Debt.    In addition to the financial instruments included in the above table, SWS has 373,550 DARTS outstanding with a face value of $21.2 million. These Notes mature June 30, 2004 and bear a fixed coupon of 5%. Market risks associated with the DARTS include equity price risk, in that the amount that SWS will pay at maturity depends on the value of Knight common stock. As such, these Notes contain an embedded equity derivative that is subject to accounting treatment under SFAS

No. 133. SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares.

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

Managing Risk Exposure.    SWS manages risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are well established and monitored on an ongoing basis. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap”, by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. SWS monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Market Risk.

Item 4.     Controls and Procedures

Within the 90-day period prior to the filing of this report, SWS carried out an evaluation, under the supervision and with the participation of SWS management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of SWS’ disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SWS’ disclosure controls and procedures are effective, providing them with material information relating to SWS and its consolidated subsidiaries as required to be disclosed in SWS’ periodic filings with the Securities and Exchange Commission. There have been no significant changes in SWS’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2.     Changes in Securities and Use of Proceeds

None Reportable.

Item 3.     Defaults upon Senior Securities

None Reportable.

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 6, 2002. The following directors were elected at the meeting:

Nominees	For	Withheld	Abstain
Don A. Buchholz	12,646,265	1,649,798	—
Donald W. Hultgen	12,901,611	1,394,452	—
Brodie L. Cobb	14,017,581	278,482	—
J. Jan Collmer	14,011,486	284,577	—
Ron W. Haddock	14,010,917	285,146	—
R. Jan Lecroy	13,985,578	310,485	—
Frederick R. Meyer	13,999,780	296,283	—
Jon L. Mosle, Jr.	13,997,591	298,472	—

A stockholder proposal regarding the expensing of executive compensation, including executive stock options was also presented to the shareholders for a vote. The results are as follows:

	For	Against	Abstain	Not Voted
SWS forego the use of any form of executive compensation, including executive stock options, unless the cost of such compensation is reflected as an expense on SWS’s annual income statement.	2,681,687	6,232,232	1,050,196	4,331,948

Item 5.     Other Information

None Reportable.

Item 6.     Exhibits and Reports on Form 8-K

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SWS filed two Reports on Form 8-K during the three-month period ended December 31, 2002:

Date Filed	Description

October 4, 2002

Reported under Item 5. Other Events that First Savings Bank had learned that a mortgage banking customer located in New York had been suspended from transacting business by state authorities. First Savings Bank believes as many as 16 loans purchased from this customer, aggregating $3.4 million, are involved.

October 24, 2002	Reported under Item 5. Other Events SWS’s financial results for the quarter ended September 27, 2002. Press release attached thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS GROUP, INC.

(Registrant)

February 12, 2002	/S/ DONALD W. HULTGREN

Date	(Signature) Donald W. Hultgren
Chief Executive Officer (Principal Executive Officer)

February 12, 2002	/S/ KENNETH R. HANKS

Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

February 12, 2002	/S/ STACY HODGES

Date	(Signature)
Stacy Hodges
Principal Accounting Officer
(Principal Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Donald W. Hultgren, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SWS Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2002	/S/ DONALD W. HULTGREN

Date	Donald W. Hultgren
Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Kenneth R. Hanks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SWS Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2002	/S/ KENNETH R. HANKS

Date	Kenneth R. Hanks
Chief Financial Officer

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant incorporated by reference to the Registrant’s Registration Statement No. 33-42338 filed August 21, 1991
3.2	By-laws of the Registrant incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement No. 33-42338 filed October 7, 1991
3.3	Certificate of Amendment of Certificate of Incorporation incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 25, 1997
10.1+	Deferred Compensation Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999
10.2+	Employee Stock Purchase Plan incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)
10.3+	Stock Option Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996
10.4+	Phantom Stock Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996
10.5+	1997 Stock Option Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 24, 1998
10.6+	Stock Purchase Plan (Restated) incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999
10.7+	Deferred Compensation Plan filed April 7, 2000
10.8+	Stock Purchase Plan (Restated) post-effective amendment filed April 7, 2000
10.9+	Agreement between Registrant and David Glatstein, effective as of December 28, 2001
99.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

+ Management contract or compensatory plan or arrangement