Form 10-Q
period 2003-03-28
SWS GROUP INC
filed 2003-05-12
CIK 878520

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

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

Yes   ✓    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ✓    No

As of May 7, 2003, there were 16,958,987 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this Report) that predict or forecast future events, depend on future events for their accuracy, embody projections or assumptions or that otherwise contain “forward-looking information.” These statements may relate to anticipated changes in revenues or earnings per share, anticipated changes in our businesses or in the amount of client assets under management, anticipated expense levels or expectations regarding financial market conditions.

We caution readers that any forward-looking information provided by us is not a guarantee of future performance. Actual results may differ materially as a result of various factors, some of which are outside of our control. Included among these factors are those discussed in “Management Discussion and Analysis of Financial Condition and Results of Operation –Overview,” “-Critical Accounting Policies and Estimates” and “- Market Risk” and those discussed in our periodic reports filed with and available from the Securities and Exchange Commission. All forward-looking statements made by us speak only as of the date on which they are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

March 28, 2003 and June 28, 2002

(In thousands, except par values and share amounts)

	March (unaudited)	June
Assets
Cash and cash equivalents	$136,530	$24,777
Assets segregated for regulatory purposes	487,732	442,707
Marketable equity securities available for sale	3,736	3,932
Receivable from brokers, dealers and clearing organizations	2,484,235	1,770,055
Receivable from clients, net	309,281	467,131
Loans held for sale, net	154,527	103,124
Loans, net	355,561	345,538
Securities owned, at market value	110,765	103,888
Other assets	96,719	102,501

	$4,139,086	$3,363,653

Liabilities and Stockholders’ Equity
Short-term borrowings	$45,550	$37,600
Payable to brokers, dealers and clearing organizations	2,405,110	1,764,741
Payable to clients	672,802	747,534
Deposits	591,583	265,370
Securities sold, not yet purchased, at market value	57,761	19,657
Drafts payable	29,221	34,531
Advances from Federal Home Loan Bank	15,446	160,468
Other liabilities	67,596	69,920
Exchangeable subordinated notes	6,340	6,785

	3,891,409	3,106,606

Minority interest in consolidated subsidiaries	1,934	1,762

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 17,612,940 and outstanding 16,865,126 shares at March 31,2003; issued 17,601,705 and outstanding 17,240,570 shares at June 28, 2002	1,761	1,760
Additional paid-in capital	243,340	247,199
Accumulated deficit	(1,245)	—
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $6,169 at March 28, 2003 and $6,177 at June 28, 2002	11,457	11,472
Deferred compensation, net	1,500	1,502
Treasury stock (747,814 shares at March 28,2003 and 361,135 shares at June 28, 2002, at cost)	(11,070)	(6,648)

Total stockholders’ equity	245,743	255,285

Commitments and contingencies

	$4,139,086	$3,363,653

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Loss

For the three and nine months ended March 28,2003 and March 28, 2002

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Fiscal 2003	Fiscal 2002 Restated	Fiscal 2003	Fiscal 2002 Restated
Net revenues from clearing operations	$4,034	$8,247	$14,208	$24,931
Commissions	19,701	19,477	60,370	55,597
Interest	22,352	26,996	71,363	98,530
Investment banking, advisory and administrative fees	5,579	10,352	19,574	30,651
Net gains on principal transactions (including net gains on the sale of Knight Trading Group, Inc. (“Knight”) common stock of $4,312 and $19,788 for the three and nine months ended March 28, 2002.)	4,578	8,968	14,144	34,047
Other	3,017	3,479	11,747	12,118

	59,261	77,519	191,406	255,874

Commissions and other employee compensation	30,365	32,554	94,540	103,473
Interest	8,667	12,748	29,795	54,499
Occupancy, equipment and computer service costs	7,853	12,549	24,597	35,752
Communications	3,590	5,226	11,442	14,482
Floor brokerage and clearing organization charges	1,325	2,225	4,862	6,159
Advertising and promotional	763	1,065	2,471	6,749
Other	7,413	9,623	23,356	27,207

	59,976	75,990	191,063	248,321

Income (loss) before income taxes and minority interest in consolidated subsidiaries	(715)	1,529	343	7,553
Income tax expense (benefit)	(477)	617	(403)	3,965

Income (loss) before minority interest in consolidated subsidiaries	(238)	912	746	3,588
Minority interest in consolidated subsidiaries	(472)	(428)	(917)	(352)

Net income (loss)	(710)	484	(171)	3,236
Other comprehensive loss:
Holding loss arising during the three and nine months ended March 28, 2003 and March 28, 2002, net of tax of $ 3, $69, $770, and $336, respectively,	(130)	(1,482)	(309)	(971)
Reclassification for hedging activities, net of tax of $99 and $158 for the three and nine months ended March 28, 2003 and $507 and $464 for the three and nine months ended March 28, 2002	185	942	294	862
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $(1,509) and $(6,926) for the three and nine months ended March 28, 2002	—	(2,803)	—	(12,863)

Net income (loss ) recognized in other comprehensive income (loss)	55	(3,343)	(15)	(12,972)

Comprehensive loss	$(655)	$(2,859)	$(186)	$(9,736)

Earnings per share – basic
Net income (loss)	$(0.04)	$0.03	$(0.01)	$0.19

Weighted average shares outstanding – basic	16,866,511	17,225,307	16,969,887	17,208,497

Earnings per share – diluted
Net income (loss)	$(0.04)	$0.03	$(0.01)	$0.19

Weighted average shares outstanding – diluted	16,866,511	17,312,879	16,969,887	17,276,365

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended March 28, 2003 and March 28, 2002

(In thousands)

(Unaudited)

	Fiscal 2003	Fiscal 2002 Restated
Cash flows from operating activities:
Net income (loss)	$(171)	$3,236
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,754	3,860
Provision for doubtful accounts	753	1,881
Provision for loss on mortgage loans	3,423	—
Write-off of correspondent margin loan	(5,964)	—
Deferred income tax expense	3,967	5,095
Deferred compensation	(403)	(59)
Gain on sale of marketable equity securities	—	(19,788)
Gain on sale of First Consumer Credit LLC	—	(1,163)
Gain on sale of fixed assets	(104)	—
Compensation expense on spin-off of the Westwood Group	—	3,298
Compensation expense on stock options	—	294
Reclassification from other comprehensive income for SFAS No. 133	5	231
Equity in undistributed loss of Comprehensive Software Systems (“CSS”)	813	2,057
Net change in minority interest in consolidated subsidiaries	172	(364)
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(45,025)	(77,662)
Net change in broker, dealer and clearing organization accounts	(73,811)	(54,763)
Net change in client accounts	86,829	(53,121)
Net change in loans held for sale	(51,403)	35,611
(Increase) decrease in securities owned	(6,802)	28,893
(Increase) decrease in other assets	980	(6,145)
Increase (decrease) in drafts payable	(5,310)	321
Increase (decrease) in securities sold, not yet purchased	38,104	(8,656)
Increase (decrease) in other liabilities	4,975	(6,999)

Net cash used in operating activities	(45,218)	(143,943)

Cash flows from investing activities:
Purchase of fixed assets	(5,059)	(4,759)
Proceeds from the sale of fixed assets	111	—
Net change in loans	(15,986)	(30,113)
Cash received from sale of First Consumer Credit LLC	—	1,050
Cash paid for purchase of O’Connor, net of cash acquired	(1,065)	(1,243)
Cash paid to CSS to finance operations	(813)	—
Cash received for sale of minority interest of Westwood Holdings Group, Inc.	—	4,093
Proceeds from sale of marketable equity securities	—	4,442

Net cash used in investing activities	(22,812)	(26,530)

Cash flows from financing activities:
Increase in short-term borrowings	7,950	169,050
Increase (decrease) in deposits	326,213	(45,134)
Increase (decrease) in advances from Federal Home Loan Bank	(145,022)	41,923
Payment of cash dividends on common stock	(5,075)	(5,163)
Net proceeds from exercise of stock options	141	1,292
Proceeds related to Deferred Compensation Plan	255	288
Purchase of treasury stock	(4,679)	(1,661)

Net cash provided by financing activities	179,783	160,595

Net increase (decrease) in cash	111,753	(9,878)
Cash at beginning of period	24,777	31,224

Cash at end of period	$136,530	$21,346

Supplemental disclosure of cashflow information:
Cash paid during the period for:
Interest	$30,788	$58,454

Taxes	—	3,600

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended March 28,2003 and March 28, 2002

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 28, 2003, and for the three and nine-month periods ended March 28, 2003 and March 28, 2002, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 28, 2002 filed on Form 10-K. Amounts included for June 28, 2002 are from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“Parent”) and its consolidated subsidiaries listed below (collectively, “SWS”):

Brokerage Group
Southwest Securities, Inc.*	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Mydiscountbroker.com, Inc.	“Mydiscountbroker”
Southwest Clearing Corp.	“Southwest Clearing”
May Financial Corporation	“May Financial”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
First Savings Bank, FSB	“FSB,” “First Savings” or “Bank”
FSBF, LLC (75%)	“FSBF”
FSB Financial, LTD (73.5%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
SWS Technologies Corporation	“SWS Technologies”

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

Asset Management Group. Effective June 28, 2002, SWS distributed its shares of Westwood Holdings Group, Inc. and subsidiaries (“Westwood Group”) to its stockholders, leaving SWS Capital as the primary subsidiary in the asset management group. The Westwood Group, comprised of Westwood Management Corporation and Westwood Trust, was included in the financial statements in fiscal 2002, but is not included in fiscal 2003. Summarized results of operations of the Westwood Group for the three and nine months ended March 28, 2002 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	March 28, 2002
Revenues	$5,327	$15,203
Operating expenses	3,391	13,685

	1,936	1,518
Income taxes	755	1,962

Net income (loss)	$1,181	$(444)

Southwest Advisors, although dormant, is a registered investment advisor under the Investment Advisors Act of 1940.

Banking Group. First Savings is a federally chartered savings association regulated by the Office of Thrift Supervision. FSB Financial purchases non-prime automobile loans and FSB Development develops single- family residential lots.

Other Consolidated Entities. In the first quarter of fiscal 2003, SWS sold SWS Technologies’ internet service provider (“ISP”) customer list and accounts receivable to a third party for $75,000. Later in fiscal 2003, SWS may receive additional compensation from the purchaser based upon the successful transition and retention of the ISP customers. SWS will be reimbursed by the purchaser for operating costs incurred during the transition. SWS will be responsible for contract termination costs incurred during the transition to the purchaser and expects these costs to partially offset the additional compensation that will ultimately be received from the purchaser.

Variable Interest Entities. Financial Interpretation No. 46 – “Consolidation of Variable Interest Entities,” was issued by the Financial Accounting Standards Board on January 17, 2003. In accordance with FIN No. 46, SWS has determined that it has two potential variable interest entities, Southwest Insurance Agency, Inc. and Southwest Financial Insurance Agency, Inc. Southwest Insurance Agency, Inc. has one subsidiary, Southwest Insurance Agency of Alabama. Southwest Insurance Agency, Inc. and Southwest Financial Insurance Agency, Inc. and its subsidiary hold insurance agency licenses in forty-two states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities, Inc. and SWS Financial Services. For the three months ended March 28, 2003, Southwest Insurance Agency, Inc. and Southwest Financial Insurance Agency, Inc. would have contributed a net loss of $18,000 to SWS’ net loss if consolidated. For the nine months ended March 28, 2003, Southwest Insurance Agency, Inc. and Southwest Financial Insurance Agency, Inc. would have contributed net income of $91,000 to SWS’ net loss if consolidated. Effective April 28, 2003, Southwest Insurance Agency, Inc. and Southwest Financial Insurance Agency, Inc., together with its subsidiary, became consolidated subsidiaries of SWS due to the purchase by SWS of their outstanding stock.

STOCK OPTION PLANS

At March 28, 2003, SWS had two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS’s common stock for issuance to eligible employees of SWS or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS’s common stock for eligible employees or potential employees of SWS or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. Options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

At the discretion of the Compensation Committee, the stock options outstanding and shares reserved for issuance, as well as the options’ exercise prices, were adjusted for various stock dividends declared by the

Board of Directors from 1997 through 2001. In fiscal 2002, all stock options and exercise prices were adjusted to reflect the spin-off of the Westwood Group. Shares issued and remaining for future issuance under these option plans reflect stock dividends issued by the Company, as well as the adjustment for the Westwood Group spin-off.

The Company applies APB 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost been determined consistent with SFAS 123, “Accounting for Stock-Based Compensation,” for the options granted, the Company’s net income (loss) and earnings per share would have been the pro forma amounts indicated below for the three and nine months ended March 28, 2003 and March 28, 2002 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 28, 2002	March 28, 2003	March 28, 2002
Net income (loss):
As Reported	$(710)	$484	$(171)	$3,236
Pro forma	(801)	304	(2,193)	1,533

Earnings per share—basic:
As Reported	$(0.04)	$0.03	$(0.01)	$0.19
Pro forma	(0.05)	0.02	(0.13)	0.09

Earnings per share—diluted:
As Reported	$(0.04)	$0.03	$(0.01)	$0.19
Pro forma	(0.05)	0.02	(0.13)	0.09

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended March 28, 2003 and March 28, 2002:

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 28, 2002	March 28, 2003	March 28, 2002
Expected volatility	51.9%	50.5%	51.9%	50.5%
Risk-free interest rate	3.16%	4.16%	3.16%	4.16%
Expected dividend yield	2.57%	2.57%	2.57%	2.57%
Expected life	5 years	5 years	5 years	5 years

CASH & CASH EQUIVALENTS

The Company includes as cash and cash equivalents cash on hand, cash in banks and highly liquid investments with original maturities of three months or less.

EQUITY METHOD INVESTMENT

SWS is a part owner of Comprehensive Software Systems, Ltd. (“CSS”), a software development company formed in 1993 to develop a new brokerage front- and back-office system. SWS initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments by SWS, SWS’ ownership in CSS increased in fiscal 2002 to 25.08%. Consequently, SWS implemented the equity method of accounting, prescribed by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” with respect to its investment in CSS. Summarized financial information of CSS is as follows (in thousands):

	March 28, 2003	June 28, 2002
Total assets	$7,250	$14,475
Total liabilities	5,866	2,180
Shareholders’ equity	1,384	12,295

	Three Months Ended
	March 28, 2003	March 28, 2002
Total revenues	$1,041	$895
Net loss	(4,350)	(3,130)

	Nine Months Ended
	March 28, 2003	March 28, 2002
Total revenues	$3,153	$2,839
Net loss	(12,599)	(9,629)

As required by APB Opinion No. 18, SWS restated its fiscal 2002 unaudited quarterly financial statements to record its share of undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill. For the three and nine months ended March 28, 2002, SWS’ proportionate share of the undistributed net loss was $773,000 and $2,057,000, respectively, and amortization expense on the designated goodwill was $93,000 and $278,000, respectively.

The following table summarizes the impact on our financial results from applying the equity method of accounting in the three and nine months ended March 28, 2002 (in thousands, except per share amounts):

	Three Months Ended March 28, 2002
	Previously Reported	Equity in Losses	Restated
Total revenues	$77,519	$—	$77,519
Total expenses	75,124	866	75,990

Income before income taxes and minority interest	2,395	(866)	1,529
Income taxes	920	(303)	617

Income before minority interest	1,475	(563)	912
Minority interest	(428)	—	(428)

Net income	$1,047	$(563)	$484

Earnings per share—basic	$0.06	$(0.03)	$0.03

Earnings per share—diluted	$0.06	$(0.03)	$0.03

	Nine Months Ended March 28, 2002
	Previously Reported	Equity in Losses	Restated
Total revenues	$255,874	$—	$255,874
Total expenses	245,986	2,335	248,321

Income before income taxes and minority interest	9,888	(2,335)	7,553
Income taxes	4,782	(817)	3,965

Income before minority interest	5,106	(1,518)	3,588
Minority interest	(352)	—	(352)

Net income	$4,754	$(1,518)	$3,236

Earnings per share—basic	$0.28	$(0.09)	$0.19

Earnings per share—diluted	$0.28	$(0.09)	$0.19

In the fourth quarter of fiscal 2002, SWS determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, SWS wrote-off the investment in CSS. SWS made no additional equity investments in CSS in the first three quarters of fiscal 2003. However, on December 6, 2002, SWS entered into a loan agreement with CSS under which SWS agreed to advance to CSS the principal sum of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2003. The unpaid principal balance of the note bears interest at 6% per annum. The note is payable in equal monthly installments beginning January 1, 2008 with the final payment due January 1, 2013.

SWS has resumed recording its share of the undistributed losses of CSS due to this loan agreement. SWS’ share of the undistributed losses of CSS for the quarter ended March 28, 2003 was $1,091,000. SWS’s percentage of losses was greater than the $812,500 loaned during the quarter by $279,000. As a result, there is no recorded equity investment or loan receivable from CSS at March 28, 2003.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 28, 2003, SWS had U.S. Treasury securities with a market value of approximately $247,439,000, reverse repurchase agreements of approximately $239,212,000 and related cash and accrued interest of approximately $57,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $241,188,000. SWS also had approximately $1,023,000 in reverse repurchase agreements and related cash and accrued interest of approximately $1,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at March 28, 2003. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $1,058,000.

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

MARKETABLE EQUITY SECURITIES

SWS’s shares of Knight Trading Group, Inc. (“Knight”) and U.S. Home Systems, Inc. (“USHS”) common stock are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. At March 28, 2003 and June 28, 2002, SWS held 373,550 shares of Knight common stock with a cost basis of $48,000 and 365,723 shares of USHS with a cost basis of $936,000. The market value of the Knight shares was $1,505,000 at March 28, 2003 and $1,957,000 at June 28, 2002. The market value of the USHS shares was $2,231,000 at March 31, 2003 and $1,975,000 at June 28, 2002.

The “specific identification” method is used to determine the cost of marketable securities sold. At March 28, 2003 and June 28, 2002, all of the Knight shares held were hedged by the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSSM (or“Derivative Adjustable Ratio SecuritiesSM”) and subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

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

There were no sales of Knight stock in the three and nine-month periods ending March 28, 2003. SWS disposed of 100,000 shares and 426,000 shares of Knight stock with proceeds from the sales totaling $710,000 and $4,442,000 in the three and nine-month periods ended March 28, 2002, respectively, and realized cash gains on these sales totaling $697,000 and $4,387,000, respectively. All of the shares sold in the three and nine-month periods ending March 28, 2002 were previously hedged stock. Consequently, in accordance with SFAS No. 133, SWS recorded non-cash gains of $3,615,000 and $15,401,000, respectively, related to the shares sold in the accompanying consolidated statements of income (loss) and comprehensive loss. Therefore, totals gains related to the sales of Knight common stock were $4,312,000 and $19,788,000 during the three and nine-month periods ended March 28, 2002.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 28, 2003 and June 28, 2002, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March	June
Receivable
Securities failed to deliver	$18,569	$44,495
Securities borrowed	2,434,009	1,693,083
Correspondent broker/dealers	20,533	22,147
Clearing organizations	4,463	2,538
Other	6,661	7,792

	$2,484,235	$1,770,055

Payable
Securities failed to receive	$38,789	$31,330
Securities loaned	2,347,683	1,699,072
Correspondent broker/dealers	15,747	25,012
Other	2,891	9,327

	$2,405,110	$1,764,741

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS has received collateral of $2,434,009,000 under securities lending agreements, of which the Company has repledged $2,330,263,000 at March 28, 2003. At June 28, 2002, the Company had collateral of $1,693,083,000 under securities lending agreements, of which the Company had repledged $1,675,205,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at March 28, 2003 and June 28, 2002 are summarized as follows (in thousands):

	March	June
First mortgage loans (principally conventional):
Real estate	$196,192	$169,613
Construction	101,932	122,885

	298,124	292,498

Consumer and other loans:
Commercial	22,150	24,171
Other	54,270	35,400

	76,420	59,571

Factored receivables	6,372	8,833

	380,916	360,902
Unearned income	(20,614)	(10,606)
Allowance for probable loan losses	(4,741)	(4,758)

	$355,561	$345,538

Impairment of loans with a recorded investment of approximately $15,111,000 and $7,423,000 at March 28, 2003 and June 28, 2002, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statements No. 5 and No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an Amendment of FASB Statement No. 114”.

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 28, 2003 and March 28, 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 28, 2002	March 28, 2003	March 28, 2002
Balance at beginning of period	$5,657	$3,445	$4,758	$3,280
Provision for loan losses	723	580	2,540	1,162
Sale of First Consumer Credit, LLC	—	—	—	(15)
Loans charged to the allowance, net	(1,639)	(110)	(2,557)	(512)

Balance at end of period	$4,741	$3,915	$4,741	$3,915

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At March 28, 2003 and June 28, 2002, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	March	June
Securities owned
Corporate equity securities	$6,223	$13,097
Municipal obligations	24,512	24,474
U.S. Government and Government agency obligations	26,265	19,613
Corporate obligations	44,578	34,915
Other	9,187	11,789

	$110,765	$103,888

Securities sold, not yet purchased
Corporate equity securities	$2,671	$5,615
Municipal obligations	48	298
U.S. Government and Government agency obligations	6,925	9,248
Corporate obligations	47,858	4,142
Other	259	354

	$57,761	$19,657

Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $1,828,000 and $1,987,000 at March 28, 2003 and June 28, 2002, respectively. Additionally, at March 28, 2003 and June 28, 2002, SWS had pledged firm securities valued at $195,000 and $406,000, respectively, in conjunction with securities lending activities.

SOFTWARE DEVELOPMENT

In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” SWS has capitalized $469,000 and $623,000 of software development up-grade costs associated with the CSS technology platform for the three and nine months ended March 28, 2003, respectively. These capitalized costs are primarily labor related and will be depreciated over a three-year period beginning in the fourth quarter of 2003.

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

In accordance with the transition provisions of SFAS No. 142, SWS performed the first step of transition impairment testing, determining fair value of the reporting units with goodwill, during the second quarter of fiscal 2003. Based on the results of the valuation, SWS’s goodwill balance is not impaired. SWS has two reporting units with goodwill—Southwest Securities and the Bank. Changes in the carrying amount of goodwill during the nine-month period ended March 28, 2003, by company and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 28, 2002	$5,237	$1,256	$6,493
Arising from earn-out provision of completed business combination	1,065	—	1,065

Balance, March 28, 2003	$6,302	$1,256	$7,558

Prior to the spin-off of the Westwood Group and the write-off of the Parent’s equity method investment in CSS in the fourth quarter of fiscal 2002, both the Asset Management Group and Other Consolidated Entities reported Goodwill. Changes in the carrying amount of goodwill, which is included in other assets in the consolidated statement of financial condition, during the nine month period ended March 28, 2002, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Balance, June 29, 2001	$4,482	$2,339	$—	$1,482	$8,303
Arising from completed business combinations	1,100	—	1,223	—	2,323
Amortization expense	(171)	(37)	—	(278)	(486)
Adjustment to equity method goodwill	—	—	—	(166)	(166)

Balance, March 28, 2002	$5,411	$2,302	$1,223	$1,038	$9,974

In accordance with SFAS No. 142, SWS ceased amortizing its goodwill at the date of adoption, and recorded no amortization expense in the three and nine-month periods ended March 28, 2003. SWS recorded amortization expense of $151,000 and $486,000 ($98,000 and $315,000 after tax) for the three and nine months ended March 28, 2002, including $93,000 and $278,000 related to SWS’ equity method investment in CSS. The following table adjusts net income and earnings per share—basic & diluted—to exclude the amortization of goodwill as if SFAS No. 142 had been adopted on June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 28, 2002	March 28, 2003	March 28, 2002
Net income, as reported	$(710)	$484	$(171)	$3,236
Amortization expense, net of tax	—	98	—	315

Adjusted net income	$(710)	$582	$(171)	$3,551

Earnings per share—basic & diluted
Net income, as reported	$(0.04)	$0.03	$(0.01)	$0.19
Amortization expense, net of tax	—	0.01	—	0.02

Adjusted net income	$(0.04)	$0.04	$(0.01)	$0.21

SHORT-TERM BORROWINGS

SWS has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 28, 2003, the amount outstanding under these secured arrangements was $44,250,000, which was collateralized by securities held for firm accounts valued at $57,607,000, and $1,300,000, which was collateralized by securities held for non customer accounts valued at $24,958,000. At June 28, 2002, the amount outstanding under these secured arrangements was $31,000,000, which was collateralized by securities held for firm accounts valued at $36,053,000, and $6,600,000, which was collateralized by securities held for non customer accounts valued at $27,703,000.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, none of which was outstanding at either March 28, 2003 or June 28, 2002. This arrangement can be terminated at any time by the lender.

SWS has an irrevocable letter of credit agreement aggregating $38,000,000 and $45,000,000 at March 28, 2003 and June 28, 2002, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $48,265,000 and $75,502,000 at March 28, 2003 and June 28, 2002, respectively. SWS also has unsecured letters of credit, aggregating $2,250,000 and $4,845,000 at March 28, 2003 and June 28, 2002, respectively, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at the prime rate plus 3%, if drawn, and portions of each letter of credit are renewable quarterly or semi-annually.

In addition to using customer securities to finance bank loans as discussed above, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At March 28, 2003, approximately $376,645,000 of client securities under customer margin loans is available to be repledged, of which SWS has pledged $16,552,000 under securities loan agreements. At June 28, 2002, $488,500,000 of client securities under customer margin loans is available to be pledged, of which the Company has repledged $22,829,000 under securities loan agreements.

At March 28, 2003 and June 28, 2002, SWS had no repurchase agreements outstanding.

DEPOSITS

Deposits at March 28, 2003 and June 28, 2002 are summarized as follows (dollars in thousands):

	March		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$25,779	4.4%	$20,154	7.6%
Interest bearing demand accounts	326,228	55.2	33,905	12.8
Savings accounts	1,420	0.2	925	0.3
Limited access money market accounts	16,603	2.8	14,214	5.4
Certificates of deposit, less than $100,000	109,625	18.5	127,049	47.9
Certificates of deposit, $100,000 and greater	111,928	18.9	69,123	26.0

	$591,583	100.0%	$265,370	100.0%

The weighted average interest rate on deposits was approximately 2.1% at March 28, 2003 and 3.3% at June 28, 2002.

At March 28, 2003, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Thereafter	Total
Certificates of deposit, less than $100,000	$70,750	$17,799	$16,892	$4,184	$109,625
Certificates of deposit, $100,000 and greater	96,393	7,148	7,396	991	111,928

	$167,143	$24,947	$24,288	$5,175	$221,553

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At March 28, 2003 and June 28, 2002, advances from the FHLB were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$—	$147,075
Due within five years	3,135	3,246
Due within seven years	685	533
Due within ten years	5,571	3,661
Due within twenty years	6,055	5,953

	$15,446	$160,468

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 4.0% to 7.7%, are collateralized by approximately $98,000,000 of collateral value (as defined) in qualifying first mortgage loans at March 28, 2003. At June 28, 2002, advances with interest rates from 1.9% to 7.7% were collateralized by approximately $176,200,000 of collateral value in qualifying first mortgages.

EXCHANGEABLE SUBORDINATED NOTES

SWS adopted SFAS No. 133 effective July 1, 2000. SFAS No. 133 is applicable to the Notes due 2004 with a face value of $21.2 million. SWS issued the Notes in June 1999 in the form of DARTSSM, or Derivative Adjustable Ratio SecuritiesSM. 373,550 DARTS were outstanding at both March 28, 2003 and June 28, 2002.

SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account in the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the three and nine-month periods ended March 28, 2003 and March 28, 2002 (in thousands):

	Fiscal 2003	Fiscal 2002
Balance at beginning of period	$6,785	$8,568
Change in value of embedded derivative	(447)	(963)

Balance at end of first quarter	$6,338	$7,605
Change in value of embedded derivative	286	1,209

Balance at end of second quarter	$6,624	$8,814
Change in value of embedded derivative	(284)	(1,341)

Balance at end of third quarter	$6,340	$7,473

Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For the three and nine-month periods ended March 28, 2003, the change in the time value of the embedded equity option in the DARTS was immaterial to the consolidated financial statements. For these same periods ended March 28, 2002, SWS recognized losses of $109,000 and $232,000, respectively. Under SFAS No. 133, such gain or loss will be calculated on a quarterly basis until such time as the embedded derivative ceases to exist. SWS also reclassified losses of $185,000 and $294,000 from other comprehensive loss, net of tax of $99,000 and $158,000, to earnings to record the change in value of the hedged Knight shares in earnings for the three and nine months ended March 28, 2003. For these same periods ended March 28, 2002, SWS reclassified losses of $942,000 and $862,000, respectively, from other comprehensive loss, net of tax of $507,000 and $464,000, respectively.

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain “minimum net capital” equal to the greater of $1,500,000 or 2% of aggregate “debit balances”, as defined in Rule 15c3 under the 1934 Act. At March 28, 2003, Southwest Securities had net capital of $82,343,000, or approximately 20.8% of aggregate debit balances, which is $74,442,000 in excess of its minimum net capital requirement of $7,901,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 28, 2003, Southwest Securities had net capital of $62,590,000 in excess of 5% of aggregate debit items.

Southwest Clearing and May Financial also follow the alternative method and are both required to maintain minimum net capital of $250,000. At March 28, 2003, the net capital and excess net capital for Southwest Clearing was $1,350,000 and $1,100,000, respectively, and May Financial had net capital and excess net capital of $427,000 and $177,000, respectively.

SWS Financial and Mydiscountbroker follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At March 28, 2003, the net capital and excess net capital of SWS Financial was $306,000 and $56,000, respectively, and Mydiscountbroker had net capital and excess net capital of $2,333,000 and $2,083,000, respectively.

Banking Group. First Savings is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 28, 2003 and June 28, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 28, 2003 and June 28, 2002, First Savings is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 28, 2003:
Total capital (to risk weighted assets)	$52,390	11.1%	$37,790	8.0%	$47,237	10.0%
Tier I capital (to risk weighted assets)	49,325	10.4	18,895	4.0	28,342	6.0
Tier I capital (to adjusted total assets)	49,325	7.4	26,664	4.0	33,330	5.0

June 28, 2002:
Total capital (to risk weighted assets)	$47,808	11.5%	$33,369	8.0%	$41,711	10.0%
Tier I capital (to risk weighted assets)	44,805	10.7	16,684	4.0	25,026	6.0
Tier I capital (to adjusted total assets)	44,805	9.3	19,258	4.0	24,072	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and nine months ended March 28, 2003 and March 28, 2002 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 28, 2002 Restated	March 28, 2003	March 28, 2002 Restated
Net income	$(710)	$484	$(171)	$3,236

Weighted average shares outstanding – basic	16,866,511	17,225,307	16,969,887	17,208,497
Effect of dilutive securities:
Assumed exercise of stock options	—	87,572	—	67,868

Weighted average shares outstanding – diluted	16,866,511	17,312,879	16,969,887	17,276,365

Earnings per share—basic	$(0.04)	$0.03	$(0.01)	$0.19

Earnings per share—diluted	$(0.04)	$0.03	$(0.01)	$0.19

As a result of the net losses reported in the third quarter and year-to-date of fiscal 2003, all options are considered antidilutive and are thus not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share.

REPURCHASE OF TREASURY STOCK

In August 2002, SWS’ Board of Directors reaffirmed management’s previous authorization to repurchase up to one million shares of SWS common stock in the open market. In February 2003, the Board of Directors of SWS approved the repurchase of up to 500,000 additional SWS shares of common stock. SWS did not repurchase shares in the three months ended March 28, 2003. For the nine-month period ended March 28, 2003, SWS repurchased 364,800 shares at a cost of $4,425,000. In the three months ended March 28, 2002, SWS did not repurchase any shares under the Board authorized repurchase program. In the nine months ended March 28, 2002, SWS repurchased 80,000 shares at a cost of $1,325,000. There are 836,200 shares remaining that are authorized to be repurchased under the Board Resolution.

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

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended March 28, 2003
Net revenues from external sources	$46,801	$417	$11,956	$87	$59,261
Net intersegment revenue (expense)	531	—	(531)	—	—
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(3,714)	139	4,217	(1,357)	(715)
Net income (loss)	(2,504)	90	2,585	(881)	(710)

Three months ended March 28, 2002
Net revenues from external sources	$57,003	$5,806	$10,129	$4,581	$77,519
Net intersegment revenue (expense)	(1,262)	205	—	1,057	—
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(4,189)	2,134	2,009	1,575	1,529
Net income (loss)	(2,219)	1,035	1,203	465	484

Nine months ended March 28, 2003
Net revenues from external sources	$155,167	$1,202	$34,817	$220	$191,406
Net intersegment revenue (expense)	(301)	—	(645)	946	—
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(4,293)	426	7,131	(2,921)	343
Net income (loss)	(2,419)	277	4,202	(2,231)	(171)

Nine months ended March 28, 2002
Net revenues from external sources	$186,645	$16,323	$36,051	$16,855	$255,874
Net intersegment revenue (expense)	(3,946)	598	(22)	3,370	—
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(12,870)	1,905	9,435	9,083	7,553
Net income (loss)	(6,708)	240	5,639	4,065	3,236

On the consolidated statements of income (loss) and comprehensive loss, minority interest is solely related to the Banking Group and other comprehensive loss is solely related to the Parent, which is included in the “Other” category.

COMMITMENTS, CONTINGENCIES and GUARANTEES

During the first quarter of fiscal 2003, First Savings provided $3.4 million ($2.2 million after-tax impact on earnings) to establish a reserve for potentially fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, First Savings has recorded assignments on fourteen. First Savings has received ten of the fourteen assignments back; with nine indicating First Savings has a first lien and one indicating a second lien. Details of any potential asset or collateral recovery are unknown at this time. First Savings filed a claim with its insurance carrier. The insurance company has subsequently rejected the claim and First Savings has decided to pursue the recovery through litigation. A court appointed receiver for the New York mortgage bank is investigating all aspects of the fraud including the potential recovery of fraudulently received funds.

SWS has capital lease obligations of $1.5 million at March 28, 2003 and $300,000 at June 28, 2002. These obligations bear interest at a weighted average borrowing rate of 2.51%, with principal and interest payable for 26-29 months from the date of financing. The capital leases are collateralized by computer equipment.

Under the terms of a severance agreement, SWS is obligated to pay a former executive officer a total of $1 million for consulting services. SWS is paying the former executive $50,000 per month through August 15, 2003.

On October 21, 1999, SWS filed an arbitration claim with the NASD against a former correspondent broker/dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. In January 2001, SWS obtained a $4.7 million award against the correspondent broker/dealer, but was unsuccessful in its case against the individual principal of the correspondent firm. This loan was fully reserved. SWS exhausted its collection efforts and wrote off this margin loan in January of 2003.

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

The Company has committed $5 million to invest in a limited partnership venture capital fund. As of March 28, 2003, the Company had contributed $2 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any twelve-month period. The company contributed $500,000 to the partnership during the previous twelve months.

SWS implemented Financial Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5-Contingencies, 57-Related Party, and 107-Disclosure of Fair Value of Financial Instruments and rescission of FASB Interpretation No. 34,” (“FIN 45”) effective for reporting periods ending after December 15, 2002. Implementation of this statement had no material impact on the financial condition or results of operations.

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

In March 2002, SWS issued a loan guarantee for FSB Financial for $10 million. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25 million, up to a maximum of $35 million. At March 28, 2003, the Bank had loaned $28,125,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $3,125,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements as FIN 45 requires only disclosure of guarantees issued between parents and their subsidiaries.

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $936,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

SUBSEQUENT EVENTS

On April 22, 2003, SWS Group, Inc. and Mydiscountbroker signed a definitive agreement to sell the accounts of Mydisountbroker to Ameritrade, Inc. and Ameritrade Canada, Inc., subsidiaries of Ameritrade Holding Corporation. The purchase price will be based on the actual accounts transferred at closing. Mydiscountbroker currently has approximately 20,000 accounts. The purchase price is expected to range from $3 million to $5 million for an estimated after-tax gain to SWS of between 11 and 19 cents per share. Closing is expected to take place prior to the end of the fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. and subsidiaries (collectively, “SWS”) are primarily engaged in securities execution and clearance, securities brokerage, investment banking, securities lending and borrowing, and trading as a principal in equity and fixed income securities. SWS also engages in full-service banking and asset management. All of these activities are highly competitive. SWS’ business and future prospects may fluctuate due to numerous factors, such as:

•	the volume of trading in securities and general level of securities prices and interest rates;
•	the level of customer margin loan activity and the size of customer account balances;
•	the credit-worthiness of correspondents in the event of a material adverse change in the values of margined securities;
•	the demand for investment banking services;
•	the ability to maintain investment management and administrative fees at profitable levels;
•	the total value and composition of assets under management; and
•	the ability to attract and retain key personnel.

SWS’ future operating results are also dependent upon its operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;
•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain SWS’ infrastructure; and
•	unanticipated costs which may be incurred from time to time in connection with litigation, loan losses or other contingencies.

While brokerage revenues are dependent upon the level of trading and underwriting volume, which may fluctuate significantly, a large portion of SWS’ expenses remains fixed. Consequently, net operating results can vary significantly from period to period. SWS’ business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on SWS’ business and results of operations.

Brokerage Group. The U.S. equities markets continued to experience challenging conditions in the first nine months of fiscal 2003. The average daily volume on the New York Stock Exchange (“NYSE”) was 1.4 billion shares in March 2003 versus 1.6 billion shares in June 2002. The Dow Jones Industrial Average was 9,243.30 at the end of June 2002 versus 8,145.77 at March 28, 2003. The volumes and thus the revenues in our clearing business are dependent on active markets. Until the U.S. equity markets show continued sustained growth, we expect volumes and revenues in the clearing business to remain stagnant or decline. As noted in the detailed analyses that follow, the decline in volumes was most pronounced in our high-volume trading correspondents. We expect this overall trend to continue until the equity markets recover.

Additionally, average margin balances reported by NYSE member firms averaged $146 billion in June 2002 and were down to $136 billion in March 2003. SWS relies on margin lending to its customers to generate revenue. SWS’ margin account balances declined in the first nine months of 2003 and generally follow industry trends; therefore, we do not expect improvement in margin interest revenue until industry conditions become more favorable or interest rates increase. Stock loan balances are also influenced by these same market conditions. Improvement in balances and related earnings will be limited until the environment improves.

When interest rates begin to rise and equity markets strengthen, fixed income results will likely decline. Additionally, municipalities, whose volume of financings has been at record levels as well, could be under pressure with rising interest rates and decreasing tax revenues. The fixed income business accounted for 35% of SWS’s operating revenue in the March quarter and 32% of operating revenue for the nine-month period.

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

Management is focusing on growing the brokerage distribution network through the hiring of additional retail brokers and the opening of new branch office locations in the Southwest. As a result of this effort, SWS increased the number of retail brokers by seven in the third quarter of fiscal year 2003, opening new branches in the quarter in Oklahoma City and Austin. Expansion of this network will require outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. Breakeven points for new office locations generally take 9-12 months to achieve.

Banking Group. A substantial portion of the Bank’s revenue is generated from the single-family construction loan and single-family mortgage loan market. While the bank’s purchased mortgage loan program is nationwide, the majority of the bank’s other lending is concentrated in the North Texas geographic region. The housing market in North Texas has slowed and additional deterioration in the housing market could impede the bank’s ability to maintain current levels of loans.

The purchased mortgage loan program was at record levels during the March 2003 quarter due to the high level of mortgage refinancing transactions driven by lower mortgage interest rates. Should mortgage interest rates begin to rise, volumes in this business could decline. Additionally, during fiscal 2003, management reduced credit lines and eliminated certain customers in this line of business to reflect more stringent internal control guidelines.

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

RESULTS OF OPERATIONS

Net loss for the three and nine-month periods ended March 28, 2003 was $710,000 and $171,000, respectively, representing a decrease in income over the comparable three and nine-month periods ended March 28, 2002 of $1,194,000 or 247% and $3,407,000 or 105%, respectively. The three-month and nine-month periods ended March 28, 2003 contained 60 and 188 trading days, respectively, while the comparable periods of fiscal 2002 contained 60 and 183 trading days, respectively.

In addition to the general decline in the equity markets, comparisons to prior periods are negatively impacted by the sales of Knight stock and the Westwood spin-off in the prior year partially offset by savings in operating costs.

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

SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. For the three and nine months ended March 28, 2003, the impact on the consolidated statements of income (loss) and comprehensive loss, representing the change in the time value of money in the embedded derivative was immaterial. For the same comparable periods ended March 28, 2002, SWS recognized losses of $109,000 and $232,000, respectively. Under SFAS No. 133, the related change in the time value of money in the embedded derivative and the changes in the fair value of the embedded derivative, along with the change in fair value of the hedged Knight shares, will be calculated on a quarterly basis and recognized in the consolidated statements of income (loss) and comprehensive loss until such time as the fair value hedge ceases to exist.

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

There were no sales of Knight stock in the three and nine-month periods ending March 28, 2003. SWS disposed of 100,000 shares and 426,000 shares of Knight stock with proceeds from the sales totaling $710,000 and $4,442,000 in the three and nine-month periods ended March 28, 2002, respectively, and realized cash gains on these sales totaling $697,000 and $4,387,000, respectively. All of the shares sold in the three and nine-month periods ending March 28, 2002 were previously hedged stock. Consequently, in accordance with SFAS No. 133, SWS recorded non-cash gains of $3,615,000 and $15,401,000, respectively, related to the shares sold in the accompanying consolidated statements of income (loss) and comprehensive loss. Therefore, totals gains related to the sales of Knight common stock were $4,312,000 and $19,788,000 during the three and nine-month periods ended March 28, 2002.

The Knight shares sold in the first and second quarters of fiscal 2002 were sold to fund the advertising commitment of Mydiscountbroker, SWS’ on-line brokerage subsidiary.

At March 28, 2003 and June 28, 2002, SWS held 373,550 shares of Knight common stock and had 373,550 DARTS outstanding.

Westwood Group Spin-Off. Effective June 28, 2002, SWS spun-off Westwood Holdings Group, Inc. and subsidiaries (“Westwood Group”) to its stockholders. The Westwood Group, comprised of Westwood Management Corporation and Westwood Trust, was included in the financial statements in fiscal 2002, but is not included in fiscal 2003. The Westwood Group contributed $5,327,000 and $15,203,000 to revenues and $1,181,000 and $(444,000) to net income in the three and nine-month periods ended March 28, 2002.

Equity Method Investment. SWS is a part owner of Comprehensive Software Systems, Ltd. (“CSS”), a software development company formed in 1993 to develop a new brokerage front- and back-office system. SWS initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments by SWS, SWS’ ownership in CSS increased to 25.08% in fiscal 2002. Consequently, SWS implemented the equity method of accounting, prescribed by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investment in Common Stock,” with respect to its investment in CSS. As required by APB Opinion No. 18, SWS restated its fiscal 2002 unaudited quarterly financial statements to record its share of undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill. For the three and nine-month periods ended March 28, 2002, SWS’ proportionate share of the undistributed net loss was $773,000 and $2,057,000, respectively, and amortization expense on the designated goodwill was $93,000 and $278,000, respectively.

In the fourth quarter of fiscal 2002, SWS determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, SWS wrote-off the investment in CSS. SWS made no additional equity investments in CSS during the first three quarters of fiscal 2003.

However, the continued enhancement of SWS’ brokerage system is important to the growth of SWS’ clearing and retail brokerage business. To insure the continued enhancement of the systems developed by CSS, SWS entered into a loan agreement dated December 6, 2002 with CSS that calls for a total advance to CSS of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2003. Because of this commitment, SWS began recognizing its share of the undistributed losses of CSS in January of 2003. During the quarter ended March 28, 2003, SWS’s percentage interest in CSS’s losses for the quarter was $1.1 million. SWS’s percentage of losses was greater than the $812,500 loaned during the quarter by $279,000. As a result, there is no recorded equity investment or loan receivable from CSS at March 28, 2003.

Sale of First Consumer Credit. In October 2001, First Savings Bank, FSB (“FSB,” “First Savings” or the “Bank”) sold its interest in its minority-owned subsidiary First Consumer Credit, LLC (“First Consumer”), receiving $1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. (“USHS”), a company publicly traded on NASDAQ. The shares of USHS were paid to the Parent as a dividend and were recorded at fair market value. FSB recorded a gain of approximately $1,163,000 on the sale of First Consumer.

Mortgage Loan Charge. In the first quarter of fiscal 2003, First Savings provided $3.4 million ($2.2 million after-tax impact on earnings) to establish a reserve for potentially fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice. Of these sixteen loans, First Savings has recorded assignments on fourteen. First Savings has received ten of the fourteen assignments back; with nine indicating First Savings has a first lien and one indicating a second lien. Details of any potential asset or collateral recovery are unknown at this time. First Savings filed a claim with its insurance carrier. The insurance company has subsequently rejected the claim and First Savings has decided to pursue the recovery through litigation. A court appointed receiver for the New York mortgage bank is investigating all aspects of the fraud including the potential recovery of fraudulently received funds.

Income Before Income Tax Expense and Minority Interest in Consolidated Subsidiaries (“Pretax Income”). SWS’ pretax loss was $715,000 for the three months ended March 28, 2003 and pretax income was $343,000 for the nine months ended March 28, 2003 versus pretax income of $1,529,000 and $7,553,000 in the same comparable periods ending March 28, 2002.

Analysis of Operations. The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-month periods ended March 28, 2003 and March 28, 2002 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$(4,213)	(51)%	$(10,723)	(43)%
Commissions	224	1	4,773	9
Net interest	(563)	(4)	(2,463)	(6)
Investment banking, advisory and administrative fees	(4,773)	(46)	(11,077)	(36)
Net gains on principal transactions	(4,390)	(49)	(19,903)	(58)
Other	(462)	(13)	(371)	(3)

	(14,177)	(22)	(39,764)	(20)

Operating expenses:
Commissions and other employee compensation	(2,189)	(7)	(8,933)	(9)
Occupancy, equipment and computer service costs	(4,696)	(37)	(11,155)	(31)
Communications	(1,636)	(31)	(3,040)	(21)
Floor brokerage and clearing organization charges	(900)	(40)	(1,297)	(21)
Advertising and promotional	(302)	(28)	(4,278)	(63)
Other	(2,210)	(23)	(3,851)	(14)

	(11,933)	(19)	(32,554)	(17)

Pretax income	$(2,244)	(147)%	$(7,210)	(95)%

Net Revenues declined for the quarter and the year by $14.2 million and $39.8 million, respectively. Of the total change, the spin-off of Westwood Holdings represents $5.3 million and $15.2 million, respectively. An additional $4.3 million and $19.8 million, respectively, relate to gains on the sale of Knight stock in fiscal 2002.

Operating expenses declined $11.9 million and $32.6 million for the quarter and nine months ended March 28, 2003. The spin-off of Westwood Holdings accounted for $3.4 million and $13.7 million of this decline, respectively. Additionally, $4.3 million and $9.4 million, respectively, of the savings in operating expenses relates to the clearing business acquired in October 2001 through an SIPC liquidation. That business was operated on a separate system from the rest of our operations until April 2002. Upon completion of the conversion to SWS’s internal system, the personnel and systems relating to that business were eliminated.

Net Revenues from Clearing Operations. Net revenues from clearing decreased from $8.2 million for the three months ended March 28, 2002 to $4.0 million, or 51%, for the three months ended March 28, 2003 as a result of reduced transaction volumes. Total transactions processed in the third quarter of fiscal 2003 were 6 million verses 15 million in the third quarter of fiscal 2002. Total transactions processed in the nine months of fiscal 2003 decreased 52% to approximately 20.1 million from approximately 42.1 million in fiscal 2002. Net clearing revenue decreased from $24.9 million for the nine months ended March 28, 2002 to $14.2 million or 43% for the nine months ended March 28, 2003. The decline in transactions processed was most pronounced in the company’s high volume trading correspondents. Revenue per transaction increased over the prior year as lower volumes led to reduced discounts for clearing customers in the second quarter of fiscal 2003 over the prior year. Revenue per transaction was $0.67 in the third quarter of fiscal 2003 verses $0.55 in the third quarter of fiscal 2002.

Commissions. Commission revenue increased slightly for the quarter and was up 9% for the nine-month period. Increases in fixed income commissions due to a strong bond market, as well as increases in commissions from the hiring of additional sales personnel in institutional equity sales, contributed to the improvement. These increases were offset by decreased commissions from the private client group and the independent contractor network and reduced commissions in the portfolio trading area. Commission revenue by type of representative is as follows (dollars in thousands):

	March 28, 2003			March 28, 2002
	Three Months Ended	Nine Months Ended	No. of Reps	Three Months Ended	Nine Months Ended	No. of Reps
Southwest Securities brokers:
Private client group	$3,850	$13,776	90	$4,384	$14,024	77
Fixed income sales	7,949	22,657	34	6,083	15,798	35
Institutional sales	1,984	7,307	13	1,783	4,855	11
Independent contractors	3,952	11,979	414	4,739	13,610	411
Portfolio Trading	1,404	2,717		1,566	4,211
Other	562	1,934		922	3,099

	$19,701	$60,370		$19,477	$55,597

Net Interest Income.SWS’ net interest income is dependent upon the level of customer and stock loan balances as well as the spread between the rates SWS earns on those assets compared with the cost of funds. Net interest is the primary source of income for First Savings and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three and nine-month periods ended March 28, 2003 and March 28, 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 28, 2002	March 28, 2003	March 28, 2002
Interest revenue:
Customer margin accounts	$3,473	$7,240	$11,967	$22,938
Assets segregated for regulatory purposes	1,300	1,991	5,114	7,209
Stock borrowed	5,443	6,239	18,735	30,468
Loans	10,936	9,885	31,702	32,149
Other	1,200	1,641	3,845	5,766

	$22,352	$26,996	$71,363	$98,530

Interest expense:
Customer funds on deposit	$1,412	$2,807	$5,270	$11,911
Stock loaned	3,691	4,656	13,285	24,779
Deposits	2,760	3,172	7,583	11,493
Other	804	2,113	3,657	6,316

	8,667	12,748	29,795	54,499

Net interest	$13,685	$14,248	$41,568	$44,031

Brokerage Group. For the three and nine months ended March 28, 2003, net interest income accounted for 10% and 12%, respectively, of SWS’ net revenue versus 13% for both comparable periods ended March 28, 2002. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 28, 2002	March 28, 2003	March 28, 2002
Average interest-earning assets:
Customer margin balances	$290,000	$596,000	$306,000	$531,000
Assets segregated for regulatory purposes	472,000	494,000	490,000	470,000
Stock borrowed	2,122,000	1,875,000	2,009,000	1,941,000

Average interest-bearing liabilities:
Customer funds on deposit	615,000	791,000	643,000	776,000
Stock loaned	2,061,000	1,845,000	1,979,000	1,915,000

Interest revenue from customer margin balances and interest expense from customer funds on deposit decreased due to both lower interest rates and reduced balances in the first, second and third quarters of fiscal 2003 over the first, second and third quarters of fiscal 2002. Interest revenue on assets segregated for regulatory purposes also decreased due to lower interest rates. Net interest revenue generated from securities lending activities has decreased slightly from the quarter and the year due to reduced spreads. The types of securities borrowed or loaned and the interest rate environment influence these spreads.

Banking Group. Net interest revenue generated by the Bank accounted for approximately 17% and 14% of net revenue in the three and nine-month periods ended March 28, 2003 and 9% for both the three and nine month periods ended March 28, 2002. At First Savings, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. The following table sets forth an analysis of the

Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 28, 2003 and March 28, 2002 (dollars in thousands):

	Three Months Ended
	Fiscal 2003			Fiscal 2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$174,377	$2,824	6.5%	$151,827	$2,779	7.3%
Real estate – construction	109,469	1,646	6.0	119,394	2,112	7.1
Commercial	143,178	2,900	8.1	115,988	2,403	8.3
Individual	40,138	2,951	29.4	35,026	1,977	22.6
Land	41,890	615	5.9	39,691	614	6.2
Investments	153,405	475	1.2	11,067	72	2.6

	662,457	$11,411	6.9%	472,993	$9,957	8.4%
Noninterest-earning assets:
Cash and due from banks	2,076			1,662
Other assets	11,822			13,818

	$676,355			$488,473

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$300,835	$2,156	2.9%	$287,160	$3,083	4.3%
Money market accounts	14,884	43	1.2	14,251	60	1.7
Interest-bearing demand accounts	251,482	558	0.9	7,542	27	1.4
Savings accounts	1,374	3	0.8	757	2	1.1
Federal Home Loan Bank (“FHLB”) advances	24,549	269	4.4	107,070	717	2.7
Notes payable	2,383	30	5.1	2,596	40	6.2

	595,507	3,059	2.1%	419,376	3,929	3.7%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	24,409			17,988
Other liabilities	7,335			6,344

	627,251			443,708
Stockholders’ equity	49,104			44,765

	$676,355			$488,473

Net interest income		$8,352			$6,028

Net yield on interest-earning assets			5.0%			5.1%

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the nine-month periods ended March 28, 2003 and March 28, 2002 (dollars in thousands):

	Nine Months Ended
	Fiscal 2003			Fiscal 2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate—mortgage	$189,460	$9,458	10%	$158,998	$9,617	8.1%
Real estate—construction	114,052	5,392	9.5	120,627	6,689	7.4
Commercial	135,096	8,223	12.2	112,059	8,025	9.6
Individual	34,666	6,685	38.6	32,724	5,668	23.1
Land	41,325	1,944	9.4	38,354	2,150	7.5
Investments	62,095	649	2.1	10,167	317	4.2

	576,694	$32,351	11.2%	472,929	$32,466	9.2%
Noninterest-earning assets:
Cash and due from banks	3,630			2,947
Other assets	11,771			12,244

	$592,095			$488,120

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$281,558	$6,640	4.7%	$285,193	$11,095	5.2%
Money market accounts	14,765	138	1.9	15,862	288	2.4
Interest-bearing demand accounts	111,612	797	1.4	6,804	102	2.0
Savings accounts	1,168	8	1.4	707	8	1.5
Federal Home Loan Bank (“FHLB”) advances	100,431	1,924	3.8	107,661	2,567	3.2
Notes payable	5,192	199	7.7	1,733	126	9.7

	514,726	9,706	3.8%	417,960	14,186	4.5%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	22,713			18,188
Other liabilities	6,600			8,657

	544,039			444,805
Stockholders’ equity	48,056			43,315

	$592,095			$488,120

Net interest income		$22,645			$18,280

Net yield on interest-earning assets			7.9%			7.7%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the investment and loan portfolios and deposits affect the spreads earned by First Savings.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended Fiscal 2003 vs. 2002				Nine months ended Fiscal 2003 vs. 2002
	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix
Interest income:
Real estate—mortgage	$45	$413	$(321)	$(47)	$(159)	$1,754	$(1,652)	$(261)
Real estate—construction	(466)	(175)	(318)	27	(1,297)	(351)	(989)	43
Commercial	497	563	(53)	(13)	198	1,640	(1,205)	(237)
Individual	974	288	599	87	1,017	330	599	88
Land	1	34	(30)	(3)	(206)	170	(345)	(31)
Investments	403	929	(18)	(508)	332	1,040	(142)	(566)

	$1,454	$2,052	$(141)	$(457)	$(115)	$4,583	$(3,734)	$(964)

Interest expense:
Certificates of deposit	$(927)	$147	$(1,025)	$(49)	$(4,455)	$(300)	$(4,238)	$83
Money market accounts	(17)	3	(19)	(1)	(150)	(25)	(138)	13
Interest-bearing demand accounts	531	879	(10)	(338)	695	1,288	(48)	(545)
Savings accounts	1	2	—	(1)	—	5	(2)	(3)
Federal Home Loan Bank advances	(448)	(432)	(102)	86	(643)	215	(655)	(203)
Notes payable	(10)	(3)	(8)	1	73	327	(59)	(195)

	(870)	596	(1,164)	(302)	(4,480)	1,510	(5,140)	(850)

Net interest income	$2,324	$1,456	$1,023	$(155)	$4,365	$3,073	$1,406	$(114)

Investment Banking, Advisory and Administrative Fees. The Westwood Group was spun-off to SWS’ stockholders on June 28, 2002 and is no longer a part of SWS’ ongoing operations. Advisory fee revenue generated by the Westwood Group in the three and nine-month periods ended March 28, 2002 totaled $5.1 million and $14.6 million, respectively. Investment banking, advisory and administrative fees increased $369,000 and $3.5 million over the prior fiscal year after accounting for Westwood revenues. The primary reason for the increase in fiscal 2003 fees over the prior year is increased revenue in municipal finance underwriting and advisory deals.

Net Gains on Principal Transactions. Substantially all of the change in net gains on principal transactions was from sales of Knight stock. There were no sales of Knight stock in the first, second or third quarters of fiscal 2003. For the three and nine month periods ended March 28, 2002, net gains on principal transactions includes $4,312,000 and $19,788,000 of gains realized on the sale of Knight common stock, respectively.

Commissions and Other Employee Compensation. The level of operating revenues, earnings and the number of employees generally affect commissions and other employee compensation. Overall, commissions and other employee compensation declined $2.2 million and $8.9 million, respectively, for the quarter and the year over comparable periods in fiscal 2002. The decline from the third quarter of 2002 is due primarily to the spin-off of Westwood. Of the $8.9 million decline for the nine-month period, Westwood accounted for $10.3 million with an offsetting increase in commission expense of $2.3 million.

Occupancy, Equipment and Computer Services. The decrease in the three and nine-month periods ended March 28, 2003 from the comparable prior year periods is primarily due to the conversion of the business received in an SIPC liquidation in October of 2001. The conversion of this business to SWS’s internal brokerage system reduced occupancy and equipment expenses by $2.3 million in the quarter and $5.4 million for the fiscal year to date. Additional contributors to the decline include a decrease in equipment lease expense due to the completion of the conversion to SWS’ new operating system in the first quarter of 2003, as well as reduced rent and depreciation charges from the consolidation of offices which occurred in the fourth quarter of fiscal 2002.

Communications. Communications expense decreased due to a reduction in quote expense in the three and nine-month periods ended March 28, 2003 versus the three and nine-month periods ended March 28, 2002 as well as the conversion of the SIPC liquidation accounts discussed above.

Floor Brokerage and Clearing Organization Charges. Floor brokerage expenses were down 40% and 21% in the three and nine-month periods ended March 28, 2003 versus the comparable periods in the prior fiscal year. These charges are impacted by the volume of transactions cleared which has declined over 50% in both the three and nine-month periods.

Advertising and Promotional. Advertising and promotional expense decreased in fiscal 2003 over the prior year as a result of eliminating the Mydiscountbroker ad campaign at the end of the second quarter of fiscal 2002. This campaign was funded through the sale of Knight stock.

Other Expense. Excluding the $3.4 million charge for fraudulent loans at the Bank in the first quarter of fiscal 2003, other expense decreased $2.2 million and $7.3 million for the three and nine-month periods ended March 28, 2003 when compared to the same periods in fiscal 2002. The Westwood spin-off accounted for $620,000 and $1,765,000, respectively of the decrease in the three and nine-month periods. The remaining decreases for the quarter and fiscal year to date were primarily due to reduced contract labor expenses and non-income taxes in the Brokerage Group.

Income Tax Expense(Benefit). Income tax expense (effective rate 66.7% for the quarter ended March 28, 2003 and 117.5% for the nine month period ended March 28, 2003) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income (loss) before income taxes and minority interest in consolidated subsidiaries. The effective rate was unusually high because of an increase in the ratio of tax-exempt income and other permanently excluded items to net income (loss) before tax.

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

Loans receivable at March 28, 2003 and June 28, 2002 are summarized as follows (in thousands):

	March 28, 2003	June 28, 2002
Real estate – mortgage	$187,457	$133,046
Real estate – construction	108,581	124,808
Commercial	133,113	120,789
Individuals	38,809	31,249
Land	42,128	38,770

	$510,088	$448,662

The following table shows the expected life of certain loans at March 28, 2002, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total

Real estate – construction	$103,077	$2,253	$3,251	$108,581
Commercial	26,867	37,284	68,962	133,113

Total	$129,944	$39,537	$72,213	$241,694

Amount of loans based upon:
Floating or adjustable interest rates	$121,464	$31,716	$46,664	$199,844
Fixed interest rates	8,480	7,821	25,549	41,850

Total	$129,944	$39,537	$72,213	$241,694

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of March 28, 2003 and June 28, 2002 are as follows (dollars in thousands):

	March 28, 2003	June 28, 2002

Loans accounted for on a non-accrual basis	$15,111	$7,422

Non-performing loans as a percentage of total loans	3.0%	1.7%

Loans past due 90 days or more, but performing, not included above	$3,978	$1,314

Troubled debt restructurings	$3,559	$4,547

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 28, 2003 and March 28, 2002 is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2003	March 28, 2002	March 28, 2003	March 28, 2002

Balance at beginning of period	$5,657	$3,445	$4,758	$3,280

Charge-offs – individual	364	154	793	819
Charge-offs – real estate – construction	—	—	100	—
Charge-offs – real estate – mortgage	—	—	435	29
Charge-offs – commercial, financial and agricultural	1,317	5	1,317	8
Recoveries – individual	(42)	(49)	(88)	(329)

Net charge-offs	(1,639)	(110)	(2,557)	(527)
Additions charged to operations	723	580	2,540	1,162

Balance at end of period	$4,741	$3,915	$4,741	$3,915

Ratio of net charge-offs during the period to average loans outstanding during the period	0.32%	0.02%	0.50%	0.11%

The allowance for probable loan losses is applicable to the following types of loans as of March 28, 2003 and June 28, 2002 (dollars in thousands):

	March 28, 2003		June 28, 2002
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,790	26.2%	$1,890	26.9%
Real estate – construction	1,183	21.3	1,109	27.8
Real estate – mortgage & land	1,062	44.8	1,025	38.3
Individuals	706	7.7	734	7.0

	$4,741	100.0%	$4,758	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three and nine-month periods ended March 28, 2003 and March 28, 2002 can be found in the discussion of the Banking Group’s net interest income under the caption “Net Interest Income-Banking Group.” Certificates of deposit of $100,000 or greater were $111,928,000 and $69,123,000 at March 28, 2003 and June 28, 2002, respectively. Prior to January 2003, the bank funded its loans through short-term borrowings at the FHLB, internally generated deposits and brokered certificates of deposit. In early fiscal 2003, the Bank began offering an FDIC NOW account to customers of Southwest Securities. In January of 2003, Southwest Securities began using this product as one of the primary products in its cash management accounts. Consequently, the Bank now has in excess of $300 million ($321.4 million at March 28, 2003) in funds on deposit from customers of Southwest Securities. This funding source will replace the brokered certificates of deposit as they mature and will lower the cost of funds to the Bank. The final block of brokered certificates of deposit matured on April 15, 2003. These funds have also reduced the Bank’s reliance on short-term borrowings from the FHLB.

Advances from Federal Home Loan Bank (“FHLB”). The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 1-90 days, during the three and six-month periods ended March 28, 2003 and March 28, 2002 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 28, 2003		March 28, 2002		March 28, 2003		March 28, 2002
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$—	—%	$142,085	2.1%	$—	—%	$142,085	2.1%
Average during period	9,159	1.7%	93,742	2.2%	86,149	1.9%	94,193	2.7%
Maximum month-end balance during year	110,000	—	142,085	—	110,000	—	144,000	—

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

Short-Term Borrowings. SWS has credit arrangements with commercial banks, which include broker loan lines up to $350,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of SWS and its clients. At March 28, 2003, the amount outstanding under these secured arrangements was $44,250,000, which was collateralized by securities held for firm accounts valued at $57,607,000, and $1,300,000, which was collateralized by securities held for non customer accounts valued at $24,958,000.

SWS has an irrevocable letter of credit agreement aggregating $38,000,000 at March 28, 2003 pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $48,265,000 at March 28, 2003. SWS also has unsecured letters of credit, aggregating $2,250,000 at March 28, 2003, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at the prime rate plus 3%, if drawn, and portions of each letter of credit are renewable quarterly or semi-annually.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate, none of which was outstanding at March 28, 2003.

In the opinion of management, these credit arrangements are adequate to meet the short-term operating needs of SWS.

Exchangeable Subordinated Notes. SWS has issued $57.5 million of Notes due June 30, 2004. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of SWS, their cash equivalent. The Notes, which are in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”), were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, Note holders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes’ maturity is equal to or less than the DARTS issue price. Note holders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight’s common stock is 20% or more greater than the DARTS’ issue price. If the average price of the Knight common stock is between the Notes’ issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At March 28, 2003, SWS had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $6.3 million on the consolidated statements of financial condition at March 28, 2003.

Capital Lease Obligations. SWS has capital lease obligations of $1.5 million at March 28, 2003. These obligations bear interest at a weighted average borrowing rate of 2.51% with principal and interest payable for 26-29 months from the date of financing. The capital leases are secured by computer equipment.

Net Capital Requirements. SWS’ broker/dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission relating to liquidity, capital standards and the use of client funds and securities. SWS has historically operated in excess of the minimum net capital requirements. See Net Capital Requirements in the Notes to Consolidated Financial Statements.

Banking Group. The Bank’s asset and liability management policy is intended to manage interest rate risk. First Savings accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “gap” data.

Liquidity is monitored daily to ensure the ability to support asset growth, meet deposit withdrawals, lending needs, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB, vault cash and advances from the FHLB. In addition, First Savings has borrowing capacity with the FHLB for the purpose of purchasing short-term funds should additional liquidity be needed. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

First Savings is subject to extensive capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. First Savings has historically met all the capital adequacy requirements to which it is subject.

Cash Flow. Net cash used in operating activities was $45,218,000 for the nine-month period ended March 28, 2003 compared to $143,943,000 for the nine-month period ended March 28, 2002. Use of operating cash in fiscal 2003 was primarily due to increased loans held for sale at the Bank. Operating cash flow in the brokerage group reflects increases in net customer accounts and short security positions off set by reduced net receivables from broker dealers and reduced assets held in the regulatory reserve account. Cash flows from financing activities reflect the reduced reliance on borrowings from the FHLB due to cash inflows from Southwest Securities’ customers discussed above.

Treasury Stock. In August 2002, SWS’ Board of Directors reaffirmed management’s previous authorization to repurchase up to one million shares of SWS’ common stock in the open market. In the nine month period ended March 28, 2003, SWS repurchased 364,800 shares at a cost of $4,425,000. In February 2003, the Board of Directors of SWS approved the repurchase of up to 500,000 additional SWS shares of common stock. On the date of approval, there were 336,200 shares remaining that were authorized to be repurchased under the program. As a result of the action taken by the Board of Directors, there are 836,200 shares remaining that are authorized to be repurchased under the program. Additionally, SWS periodically purchases stock in the open market for certain employee benefit plans. This stock is classified as treasury stock in SWS’s consolidated financial statements, but would participate in future dividends declared by SWS.

MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, equity prices and changes in credit ratings of the issuer. SWS’ exposure to market risk is directly related to its role as a financial intermediary in customer-related transactions and to its proprietary trading activities.

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

In accordance with the Securities and Exchange Commission’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased which are in SWS’ trading portfolio, as well as marketable equity securities in SWS’ available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$—	$3,860	$3,742	$16,862	$24,464
U.S. Government and Government agency obligations	1,644	9,944	6,942	810	19,340
Corporate obligations	(2,470)	(10,014)	(1,355)	10,559	(3,280)

Total debt securities	(826)	3,790	9,329	28,231	40,524
Corporate equity	—	—	—	3,552	3,552
Other	8,928	—	—	—	8,928

	$8,102	$3,790	$9,329	$31,783	$53,004

Weighted average yield
Municipal obligations	—%	2.35%	4.32%	12.00%	9.21%
U.S. Government and Government agency obligations	5.04%	3.06%	4.36%	9.55%	3.97%
Corporate obligations	(2.12)%	4.26%	2.99%	9.72%	(26.33)%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$3,736	$3,736

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

Managing Risk Exposure. SWS manages risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are well established and monitored on an ongoing basis. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap,” by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. SWS monitors its exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits.

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

SWS filed one Report on Form 8-K during the three-month period ended March 28, 2003:

Date Filed	Description
January 24, 2003	Reported under Item 5. Other Events SWS’s financial results for the quarter ended December 31, 2002. Press release attached thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc. (Registrant)

May 12, 2003 Date	/S/ Donald W. Hultgren (Signature) Donald W. Hultgren Chief Executive Officer (Principal Executive Officer)

May 12, 2003 Date	/S/ Kenneth R. Hanks (Signature) Kenneth R. Hanks Treasurer and Chief Financial Officer (Principal Financial Officer)

May 12, 2003 Date	/S/ Stacy Hodges (Signature) Stacy Hodges Principal Accounting Officer (Principal Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Donald W. Hultgren, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SWS Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/S/ Donald W. Hultgren
Date	Donald W. Hultgren Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Kenneth R. Hanks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SWS Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/S/ Kenneth R. Hanks
Date	Kenneth R. Hanks Chief Financial Officer

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number		Description

3.1		Certificate of Incorporation of the Registrant incorporated by reference to the Registrant’s Registration Statement No. 33-42338 filed August 21, 1991

3.2		By-laws of the Registrant incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement No. 33-42338 filed October 7, 1991

3.3		Certificate of Amendment of Certificate of Incorporation incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 25, 1997

10.1+		Deferred Compensation Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

10.2+		Employee Stock Purchase Plan incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)

10.3+		Stock Option Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.4+		Phantom Stock Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.5+		1997 Stock Option Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.6+		Stock Purchase Plan (Restated) incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999

10.7+		Deferred Compensation Plan filed April 7, 2000

10.8+		Stock Purchase Plan (Restated) post-effective amendment filed April 7, 2000

10.9+		Agreement between Registrant and David Glatstein, effective as of December 28, 2001

99.1	*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement