Form 10-K
period 2003-06-27
SWS GROUP INC
filed 2003-09-25
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 27, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, December 31, 2002, was $206,485,000.

As of September 18, 2003, there were 17,103,567 shares of the Registrant’s common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 12, 2003, which will be filed with the Commission pursuant to Regulations 240.14a (6)(c) within 120 days after the Registrant’s fiscal year end, are incorporated by reference into Part I and Part III of this Report on Form 10-K.

SWS GROUP, INC. AND SUBSIDIARIES

PART I

BUSINESS

We are a full-service securities and banking firm delivering a broad range of investment, commercial banking and related financial services to our clients, which include individual and institutional investors, broker/dealers, corporations, governmental entities and financial intermediaries. We are a Delaware corporation and were incorporated in 1972.

For purposes of this annual report, references to “we,” “us,” “our” and “SWS” mean SWS Group, Inc. collectively with all of our subsidiaries, and references to “SWS Group” mean solely SWS Group, Inc. as a single entity.

Our principal executive offices are located at 1201 Elm Street, Suite 3500, Dallas, Texas 75270. Our telephone number is (214) 859-1800 and our company website is www.swsgroupinc.com. We do not intend for information contained on our website to be part of the Form 10-K. We make available free of charge on or through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material or furnish it to the Securities and Exchange Commission (“SEC”). Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.

We currently operate through three business segments:

Brokerage Group: We provide clearing services to 227 correspondent broker/dealers and over 400 independent registered representatives, as well as full-service and limited on-line brokerage services to individual investors. Clearing involves maintaining our correspondent clients’ accounts, processing securities transactions, extending margin loans and performing a variety of administrative services as agent for our correspondent broker/dealers. Our clearing business is complemented by our securities trading, securities lending and investment banking businesses.

Our principal subsidiary, Southwest Securities, Inc., formerly known as “SWS Securities, Inc.” (“Southwest Securities”), is a registered broker/dealer and a member of the New York Stock Exchange (“NYSE”), the American Stock Exchange, Inc. and the Chicago Stock Exchange, Inc. It is also a member of the National Association of Securities Dealers (“NASD”), Securities Investor Protection Corporation (“SIPC”), and other regulatory and trade organizations. Southwest Securities provides correspondent services to securities broker/dealers and other financial institutions in 33 states, Puerto Rico, Canada and Europe. Southwest Securities serves individual investors through its Private Client Group offices in Texas, New Mexico and Oklahoma and institutional investors nationwide from its Dallas, New York, Chicago, Milwaukee, Ft. Lauderdale and Newport Beach offices. Southwest Securities’ activities include execution and clearing of securities transactions, individual and institutional securities brokerage, securities lending, management of and participation in underwriting of equity and fixed income securities, market making in corporate securities and research and investment advisory services. For the year ended June 27, 2003, revenues of Southwest Securities accounted for approximately 69% of our consolidated revenues.

We operate other broker/dealer subsidiaries engaged in certain aspects of the securities brokerage business. All are NASD registered broker/dealers. SWS Financial Services, Inc. (“SWS Financial”) contracts with over 400 individual independent registered representatives who are NASD licensed salespersons for the administration of their securities business. While these registered representatives must conduct all of their securities business through SWS Financial, their contracts permit them to conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities’ registered representatives to compensate them for their added expenses. May Financial Corporation (“May Financial”) was acquired on February 28, 2001 and conducts trading operations as a principal for its own account. SWS Financial and May Financial are each correspondents of Southwest Securities.

On June 13, 2003, we sold the accounts of Mydiscountbroker.com, Inc. (“Mydiscountbroker”), our on-line discount brokerage service to Ameritrade, Inc. and Ameritrade Canada, Inc., subsidiaries of Ameritrade Holding Company (“Ameritrade”). The sales price of $4,200,000 (generating an after tax gain of $2,730,000) was based on the actual accounts transferred at closing, approximately 16,500 accounts. The remaining accounts were consolidated into our brokerage operations in June 2003 or were closed.

Banking Group: We also offer full-service, traditional and Internet banking through First Savings Bank, FSB, Arlington, Texas (“First Savings” or “Bank”). The Bank is a federally chartered savings association organized and existing under the laws of the United States. Headquartered in Arlington, Texas, the Bank conducts business from its main office and its branch locations in Arlington, Granbury and Dallas, Texas and two loan production offices in northeast Tarrant County, Texas and Dallas, Texas.

First Savings has two subsidiaries. FSB Financial, LTD (“FSB Financial”) purchases non-prime automobile loans, and FSB Development, LLC (“FSB Development”) develops single-family residential lots.

Asset Management Group: We offer asset management services through SWS Capital Corporation (“SWS Capital”), which administers the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas. LOGIC is an investment program tailored to the needs of local governments within the state of Texas. The fund’s investments are subject to the requirements of the Texas Public Funds Act.

See Note 24 to the Consolidated Financial Statements contained in this Report for the revenue, income (loss) and asset information of each of our business segments.

PRODUCTS AND SERVICES

Brokerage Group

Execution and Clearing. We provide clearing and execution for other broker/dealers (primarily on a fully disclosed basis) including general broker/dealers, bank affiliated firms and firms specializing in high volume trading. In a fully disclosed clearing transaction, the identity of the correspondent’s client is known to us and we physically maintain the client’s account and perform a variety of services as agent for the correspondent. We provide clearing and execution services for 227 correspondents throughout the United States and Europe. Correspondent firms are charged fees based on their use of services according to a clearing schedule.

High-volume trading firms specialize in providing services to those customers who trade actively on a daily basis. As of June 27, 2003, Southwest Securities provided clearing services for 12 high-volume firms. The nature of services provided to the customers of high-volume firms and the internal costs necessary to support them are substantially different from the standard correspondent relationship and, accordingly, fees for services to these correspondents, on a trade basis, are discounted 50-95% from the fees normally charged to other customers. The following table reflects the number of client transactions processed for each of the last three years and the number of correspondents at the end of each year:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Tickets for high-volume trading firms	27,001,660	49,536,038	59,180,312
Tickets for general securities broker/dealers	813,656	1,435,030	1,104,326
Tickets for Mydiscountbroker and SWS Financial Services, Inc.	246,030	393,207	496,874
Tickets for Southwest Securities registered representatives	272,330	252,367	203,721
Tickets for institutional trading	972,707	663,690	338,554

Total tickets	29,306,383	52,280,332	61,323,787

Correspondents	227	232	207

In addition to clearing trades, we provide other products and services to our correspondents such as recordkeeping, trade reporting, accounting, general back-office support, securities lending, reorganization and custody of securities. We also attempt to add value to our correspondent relationships by advising the correspondent on communications and networking functions as well as making available to them a variety of non-brokerage products and services on favorable terms.

The terms of our agreements with our correspondents define the allocation of financial, operational and regulatory responsibility arising from the clearing relationship. To the extent that the correspondent has available resources, we are protected against claims by customers of the correspondent arising from actions by the correspondent; however, if the correspondent is unable to meet its obligations, dissatisfied customers may attempt to seek recovery from us.

Individual and Institutional Securities Brokerage. As a securities broker, we act as agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter (“OTC”) market. In most cases, we charge commissions to our retail clients, on both exchange and OTC transactions, in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. We discount our commissions substantially on institutional transactions. For certain fee-based accounts, a fee is charged in lieu of standard commissions. In addition, we sell a number of professionally managed mutual funds and maintain dealer-sales agreements with most major distributors of mutual fund shares sold through broker/dealers. Some of our registered representatives maintain licenses to sell certain insurance products. We are registered with the Commodity Futures Trading Commission as a non-guaranteed introducing broker and are a member of the National Futures Association. We are a fully disclosed client of two of the largest futures commodity merchants in the United States.

At June 27, 2003, Southwest Securities had twelve retail brokerage offices, three located in Dallas and one each in Austin, Georgetown, Longview, Lufkin, Nacogdoches, and San Antonio, Texas; Oklahoma City, Oklahoma; and Albuquerque and Santa Fe, New Mexico. A new branch was opened in Houston, Texas in August 2003. In addition, Southwest Securities has bond brokerage offices in Dallas, Texas, Chicago, Illinois, Ft. Lauderdale, Florida, Newport Beach, California and New York, New York; and institutional sales offices in Dallas and Milwaukee, Wisconsin. Southwest Securities also has trading offices in Dallas and Brighton, Michigan.

Customer Financing. We extend credit directly to our customers, the customers of correspondent firms and the correspondent firms themselves in order to facilitate customer and correspondent securities transactions. This credit, which earns interest income, is known as “margin lending.” Our correspondents indemnify us against margin losses on their customers’ accounts. We also extend credit directly to correspondents to the extent that such firms pledge proprietary assets as collateral. Since we must rely on the guarantees and general credit-worthiness of the correspondents, we may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

In margin transactions, the client pays a portion of the purchase price, and we make a loan to the client for the balance, collateralized by the securities purchased or by other securities owned by the client. We provide financing for margin transactions for our own clients as well as correspondents’ clients. We may extend credit directly to correspondents to the extent the correspondent holds securities positions for their own account. Interest is charged, at a floating rate, to clients on the amount borrowed to finance margin transactions. The rate charged is dependent on the average net debit balance in the client’s accounts, the activity level in the accounts and the applicable cost of funds. The amount of the loan is subject to the margin regulations (“Regulation T”) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and our internal policies. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, the NYSE regulates the percentage of client cash or securities that must be on deposit at all times as collateral for the loans.

In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client’s indebtedness. Agreements with margin account clients permit us to liquidate clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, we may be unable to liquidate clients’ securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged, or a trading halt is issued with regard to pledged securities.

The primary source of funds to finance clients’ margin account balances is credit balances in clients’ accounts. We generally pay interest to clients on these credit balances at a rate determined periodically. Available credit balances are used to lend funds to our customers purchasing securities on margin. SEC regulations restrict the use of clients’ funds to the financing of clients’ activities including margin account balances. Excess customer credit balances, as defined by SEC regulations, are invested in short-term securities segregated for the exclusive benefit of customers as required by SEC regulations. We generate net interest income from the positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances.

Securities Lending Activities. We engage in securities lending for our own clients, clients of correspondents and correspondents themselves as well as for other broker/dealers and lending institutions. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date and lending securities to other broker/dealers for similar purposes.

When borrowing securities, we are required to deposit cash or other collateral or to post a letter of credit with the lender, and we generally receive a rebate (based on the amount of cash deposited) or a fee calculated to yield a negotiated rate of return. When lending securities, we receive cash or similar collateral and generally pay interest (based on the amount of cash deposited) to the other party to the transaction. Generally, we earn net interest income based on the spread between the interest rate on cash or similar collateral deposited and the interest rate paid on cash or similar collateral received.

Securities borrowing and lending transactions are generally executed pursuant to written agreements with counter-parties which require that securities borrowed and loaned be marked-to-market on a daily basis, excess collateral be refunded, and deficit collateral be furnished. Margin adjustments are usually made on a daily basis through the facilities of various clearinghouses. We are a principal in these securities borrowing and lending transactions and are liable for losses in the event of a failure of any other party to honor its contractual obligation. Our management sets credit limits with each counter-party and reviews these limits regularly to monitor the risk level with each counter-party.

The securities lending business is conducted primarily out of Southwest Securities’ New Jersey office using a highly specialized sales force. Competition for these professionals is intense, and there can be no assurance that we will be able to retain these securities lending professionals.

Investment Banking and Underwriting Activities. We earn investment banking revenues by assisting corporate clients in meeting their financial needs and advising them on the most advantageous means of raising capital. We manage or co-manage public offerings of securities or arrange private placements of securities with institutional or individual investors. In addition, we provide other consulting services, including valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

The syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises our selling allotments to our branch office system, to institutional clients and to other broker/dealers.

We are also among the leaders in the Southwest in the origination, syndication and distribution of securities of municipalities and political subdivisions. The public finance department provides professional financial advisory and underwriting services to public entities. Southwest Securities maintains public finance branch offices in Austin, Dallas, Houston, Longview and San Antonio, Texas; Newport Beach, California; New York, New York; and Boston, Massachusetts.

The following table sets forth, for the last three fiscal years, the number and dollar amounts, using the full credit to the co-manager method, of municipal bond offerings senior-managed or co-managed by Southwest Securities:

Fiscal Years	Number of Issues	Aggregate Amount of Offerings
2003	283	$32,325,184,000
2002	223	$14,047,697,000
2001	136	$3,083,979,000

Participation in underwritings, both corporate and municipal, can expose us to material risk, since the possibility exists that securities we have committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.

Market Making Activities. Southwest Securities and May Financial are market makers in OTC and exchange-listed equity securities as well as dealers in tax-exempt and governmental fixed income securities. Trading securities in the OTC market involves the purchase of securities from and the sale of securities to our own clients or to other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. At June 27, 2003, Southwest Securities acted as a market maker in 1,100 common stocks of which 658 were exchange-listed stocks. At June 27, 2003, May Financial acted as a market maker in 320 common stocks. Southwest Securities frequently acts as agent in the execution of OTC orders for its clients and, as such, transacts these trades with other dealers. When we receive a client order in a security in which we make a market, we may act as principal as long as we match or improve upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Regulations require that client limit orders be satisfied prior to our buying securities into or selling the securities from our own inventory at the same price.

We execute principal transactions to facilitate individual and institutional customer trades and maintain certain inventory positions for our own accounts. These inventories require the commitment of capital and expose us to the risk of a loss if market prices of the securities held in inventory decrease. We have established internal guidelines to limit the size and risk of inventories and management periodically reviews these guidelines.

Research Activities. We have a research department dedicated to the analysis and performance of market/industry conditions and the recommendation of stocks with an emphasis on the Southwest region. Research is a part of the capital markets effort, which works cooperatively to meet the needs of both our investor and issuer clients. At June 27, 2003, we had 7 senior securities analysts publishing research on 75 companies in sectors that include digital/interactive entertainment, specialty retail, natural gas, healthcare services, special situations and enterprise software.

Insurance. Effective April 28, 2003, Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, (Southwest Insurance Agency of Alabama), became consolidated subsidiaries of SWS Group due to our purchase of the outstanding stock of Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc. As a result of this transaction, we recognized an extraordinary gain, net of tax, of $445,300. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary hold insurance agency licenses in forty-two states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and SWS Financial.

Banking Group

The Bank offers services, such as certificates of deposit, checking and savings accounts, through traditional channels, the Internet, and direct offerings to customers of Southwest Securities. The Bank focuses on several sectors of the residential housing market, including interim construction lending and short term funding for mortgage bankers. In addition, the Bank originates commercial loans and purchases loans for investment.

FSB Financial purchases non-prime loans collateralized by liens on automobiles and light trucks. The loans are generally originated by car dealerships and other institutions dealing in such consumer paper. First Savings currently owns approximately 74% of the voting interest in FSB Financial.

FSB Development currently owns a 50% limited partnership interest in Harley Associates, Ltd., a Texas limited partnership (“Harley Associates”). Harley Associates develops single-family residential lots in the Dallas-Fort Worth metropolitan area. The lots are sold to high volume builders whose operating history indicates they will have the ability to complete the planned development. First Savings currently owns 100% of FSB Development.

Asset Management Group

SWS Capital administers the LOGIC program, which is targeted to the needs of cities, counties, schools and other local governments across Texas and conforms to the Interlocal Cooperation Act and the Public Funds Investment Act of the Texas Government Code. This program allows participants to pool their available funds, resulting in increased economies of scale, which allow higher returns while maintaining a high degree of safety and liquidity. At June 27, 2003, the average assets under management for the Asset Management Group were $1,166,000,000.

Revenues by Source

The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues from clearing operations	$19,267	7%	$31,056	9%	$50,017	11%

Commissions:

Listed equities	13,964	5%	9,223	3%	8,255	2%

Over-the-counter equities	19,495	7%	24,231	7%	23,452	5%

Corporate bonds	19,101	7%	15,032	5%	10,730	2%

Government bonds and mortgage-backed securities	7,207	3%	4,143	1%	1,445	—

Municipal bonds	9,422	4%	7,827	2%	5,291	1%

Options	2,288	1%	1,877	1%	2,558	1%

Mutual funds	9,762	4%	11,502	4%	13,227	3%

Other	2,352	1%	1,499	—	1,412	—

	83,591		75,334		66,370

Interest	97,304	37%	125,119	38%	249,427	53%

Investment banking fees:

Corporate	1,528	1%	1,128	—	1,695	—

Municipal	14,244	5%	11,044	4%	8,372	2%

	15,772		12,172		10,067

Advisory and administrative fees:

Institutional and individual accounts	—	—	21,309	6%	18,781	4%

Money market funds	5,702	2%	5,325	2%	5,546	1%

Other	4,115	2%	3,409	1%	1,345	—

	9,817		30,043		25,672

Net gains on principal transactions:

Investment in Knight Trading Group, Inc.	—	—	24,251	7%	15,480	4%

Equity securities	10,179	4%	11,670	4%	22,198	5%

Municipal securities	2,059	1%	1,599	—	1,318	—

Corporate bonds	4,182	2%	2,249	1%	1,890	—

Government issues	675	—	1,521	—	1,772	—

Other	1,420	—	250	—	2,428	1%

	18,515		41,540		45,086

Other:

Other fee revenue from clearing operations	8,855	3%	6,320	2%	8,638	2%

Non-interest bank revenue	3,573	1%	5,056	1%	6,893	1%

Floor brokerage	1,496	1%	2,520	1%	2,214	1%

Gain on sale of Mydiscountbroker	4,200	2%	—	—	—	—

Other	1,091	—	2,990	1%	6,318	1%

	19,215		16,886		24,063

Total revenue	$263,481	100%	$332,150	100%	$470,702	100%

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

During the past few years, a number of banks acquired securities firms and, in so doing, gained increased entry into the securities industry. These acquisitions have brought entirely new sources of capital into the securities industry, resulting in more formidable competition.

Additionally, competition among securities firms and other competitors for successful sales representatives, securities traders, securities analysts, stock loan professionals and investment bankers is intense and continuous.

We compete with other securities firms and with banks, insurance companies and other financial institutions principally on the basis of service, product selection, price, location and reputation in local markets. We operate at a price disadvantage to discount brokerage firms that do not offer equivalent services. Southwest Securities competes for the correspondent clearing business on the basis of service, price, technology, product selection and reputation. We compete in asset management services with other portfolio managers principally based on portfolio performance, price and service.

REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities, SWS Financial and Southwest Clearing Corp. (“Southwest Clearing”) are registered in all 50 states. Southwest Securities and Southwest Clearing are also registered in Puerto Rico. May Financial is registered in California, Colorado, Massachusetts, Michigan, Minnesota, New Jersey, South Carolina and Texas.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker/dealers. See Note 17 to the Consolidated Financial Statements contained in this Report for further description of certain SEC regulations.

First Savings, as a federal savings bank, is registered with the Office of Thrift Supervision (“OTS”) and is subject to OTS regulation, examination, supervision and reporting requirements. Regulations applicable to the Bank generally relate to lending and investment activities, payment of dividends and maintenance of appropriate levels of capital. Failure to comply with these regulations may be considered an unsafe and unsound practice and may result in the imposition by the OTS of various sanctions. Because the Bank’s deposits are insured by the Savings Association Insurance Fund (“SAIF”), the Federal Deposit Insurance Corporation (“FDIC”) also has the authority to conduct special examinations. First Savings is required to file periodic reports with the OTS describing its activities and financial condition. This supervision and regulation is intended primarily for the protection of the Bank’s depositors.

INSURANCE

SIPC provides protection for clients up to $500,000 each with a limitation of $100,000 for claims for cash balances. Southwest Securities purchases insurance which, when combined with the SIPC insurance, provides total coverage in certain circumstances of up to $20 million per client for securities held in clients’ accounts with an $80 million aggregate limit.

The Bank’s deposits are insured by the SAIF, which is administered by the FDIC, up to applicable limits for each depositor.

EMPLOYEES

At June 27, 2003, we employed 941 individuals. Southwest Securities employed 790 of these individuals, 144 of whom were full-time registered representatives. In addition, 407 registered representatives were affiliated as independent contractors.

CUSTOMERS

Through our broker/dealer subsidiaries, we provide full-service securities brokerage services to approximately 32,000 client accounts. Through our securities clearance business, we provide securities services to approximately 257,000 additional client accounts. No single client constitutes a material percentage of our total business.

Through the Bank and its subsidiaries, we provide deposit and loan services to approximately 17,000 customers. No single customer constitutes a material percentage of the Bank’s total business.

Our asset management subsidiary, SWS Capital, provides investment management services to approximately 1,900 accounts representing over 350 cities, counties, schools and other local governments within the State of Texas.

TRADEMARKS

We own various registered trademarks and service marks, including “Investorview,” “My View,” and “Sovereign Securities.” We also own various design marks related to logos for various business segments. We do not consider any of these marks to be materially important to any of our business segments.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their respective ages and positions, followed by a brief description of their business experience over the past five years. Each listed person has been elected to the indicated office by our board of directors.

Name	Age	Position
Donald W. Hultgren	46	Director and Chief Executive Officer
William D. Felder	45	President
Kenneth R. Hanks	49	Executive Vice President, Chief Financial Officer and Treasurer
Stacy M. Hodges	40	Executive Vice President
Daniel R. Leland	42	Executive Vice President
Richard H. Litton	56	Executive Vice President
W. Norman Thompson	47	Executive Vice President and Chief Information Officer
Paul D. Vinton	54	Executive Vice President
Richard J. Driscoll	48	Executive Vice President
Allen R. Tubb	49	Vice President, General Counsel and Secretary

Donald W. Hultgren was elected Director and Chief Executive Officer in August 2002. He served as Executive Vice President and Director of Capital Markets from March 2000 to August 2002. From 1989 to 2000, Mr. Hultgren was employed by Raymond James & Associates in various capacities including Managing Director in the Healthcare sector of Corporate Finance and Director of Research. He is a member of the Association of Investment Management and Research and a member of the Advisory Committee for the University of Texas MBA Investment Fund. He also serves as a board member for the American Heart Association, Dallas, Texas Division, and is on the association’s Executive Committee.

William D. Felder was elected President in August 2002. He served as Executive Vice President from December 1995 to August 2002 and prior to that as Senior Vice President from 1993 to 1995. Mr. Felder has been associated with Southwest Securities in various other capacities since 1980, including Director since August 1993 and Senior Vice President in charge of Clearing Services from 1988 to 1998. Mr. Felder is a past Chairman of the District 6 Business Conduct Committee of the NASD and a past member of the Board of Governors of the Chicago Stock Exchange.

Kenneth R. Hanks was elected Treasurer and Chief Financial Officer in August 2002 and has served as Executive Vice President since June 1996. He served as Chief Operating Officer from August 1998 to August 2002. Mr. Hanks was the Chief Financial Officer from June 1996 to August 1998 and has been a Director of Southwest Securities since June 1997. Mr. Hanks served in various executive capacities of Rauscher Pierce Refsnes, Inc. from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with the NASD and formerly served as a member of the NASD’s District 6 Business Conduct Committee.

Stacy M. Hodges has served as Executive Vice President since February 1999. She served as Treasurer and Chief Financial Officer from August 1998 to August 2002. Ms. Hodges was Controller from September 1994 to August 1998. Ms. Hodges served as Director of Southwest Securities from June 1997 to August 2002 and Chief Financial Officer of Southwest Securities since June 1997. Prior to joining Southwest Securities, Ms. Hodges was a Senior Audit Manager in the Financial Services division of KPMG LLP. Ms. Hodges is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs.

Daniel R. Leland has served as Executive Vice President since February 1999. He was elected President and Chief Executive Officer of Southwest Securities in August 2002. He served as Executive Vice President of Southwest Securities from July 1995 to August 2002. He has been in charge of the Fixed Income Division since November 1997 and SWS Financial and the Private Client Group since July 2000. Mr. Leland began his career at Barre & Company in June 1983 where he was employed in various capacities in fixed income sales and trading before becoming President of Barre & Company in 1993. Mr. Leland has been an arbitrator for the NASD and is a past Vice Chairman of the District 6 Business Conduct Committee.

Richard H. Litton has served as Executive Vice President and Executive Vice President of Southwest Securities in charge of the Public Finance Division since July 1995. Previously, Mr. Litton was President of a regional investment bank and headed the Municipal Group in the Southwest for Merrill Lynch. Mr. Litton served on various advisory committees for the Texas House of Representatives’ Financial Institutions Committee, is past member and director of the Municipal Advisory Council of Texas and is a past member of the Marketing Committee of the Public Securities Association. He currently represents Southwest Securities on the Bond Market Association’s Legal and Legislative Committee.

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

Paul D. Vinton has served as Executive Vice President since November 1998 and as Senior Vice President of Southwest Securities since June 1995. Mr. Vinton was associated with Stephens Inc. in various capacities from 1993 through 1995. Mr. Vinton has been employed within the securities industry since 1972 with various firms dealing primarily in operational, clearance and settlement activities. Mr. Vinton has served on various industry group boards including most recently the Depository Trust Company Settlement Advisory Board.

Richard J. Driscoll was elected Executive Vice President in August 2003. He has served as Chairman of the Board of Directors of First Savings since March 2002. He joined First Savings in 1991 as Chief Executive Officer and President and a member of the Board of Directors. Mr. Driscoll is a Director of the Texas Savings and Community Banker’s Association and serves as a member of Federal Reserve Board Thrift Institutions Advisory Council.

Allen R. Tubb was elected Vice President, General Counsel and Secretary in August of 2002. He joined SWS as Corporate Counsel and Secretary in October 1999. From 1979 to 1999, Mr. Tubb was employed with Oryx Energy Company and its predecessor Sun Exploration and Production Company in various capacities including Chief Counsel, Worldwide Exploration and Production. Mr. Tubb is a member of the Texas Bar Association.

PROPERTIES

Our executive offices and primary operations are located in approximately 188,000 square-feet of leased space in an office building in Dallas, Texas. The lease expires in 2008. Our branch office locations are leased and generally do not exceed 10,000 square feet of space. We conduct our clearing operations primarily at the Dallas headquarters and in our office in New York, and our securities lending activities are primarily conducted from our office in New Jersey.

We have thirteen retail brokerage offices with ten in Texas, one in Oklahoma and two in New Mexico. (The Houston, Texas branch was opened in August of 2003.) In keeping with Management’s goal to become the leading brokerage firm in the Southwest, we plan to expand our offices throughout the region. Currently, new branch offices are planned for Fort Worth and Dallas, Texas.

We have six public finance branch offices, five in Texas and one in California. (Public finance has two additional branches, one in Massachusetts and one in New York for which SWS does not maintain offices.) We have five fixed income branch offices in Illinois, Texas, California, Florida and New York. We have two trading offices in Texas and Michigan and two institutional sales offices in Texas and Wisconsin. We also have a disaster recovery site in Dallas, Texas.

The consolidation of trading operations and the sale of the Mydiscountbroker accounts left us with approximately 47,000 square feet of excess office space with lease terms ending through 2011. Currently, all but approximately 4,000 square feet of the excess space is subject to subleases with terms ending concurrently with the original leases.

First Savings leases its approximately 22,000 square-foot main office located in Arlington, Texas and branch offices in Dallas and Granbury, Texas, and leases separate space in northeast Tarrant County and Dallas, Texas for loan production offices. The Bank owns a drive-in facility located next to the main office and branch offices in Arlington, Texas. Management has planned an addition to the North Arlington, Texas branch in late fall 2003.

Management believes that our present and planned facilities and equipment are adequate for current and planned operations.

LEGAL PROCEEDINGS

Dottie Boykin, Individually and as Next Friend of Vielle Nichole Boykin, a Minor Child v. Westwood Trust (District Court, Alabama).

In connection with the Westwood Group spin-off, we agreed to indemnify the Westwood Group against all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in Bankruptcy and is subject to various pending legal actions and judgments. The Bankruptcy petition seeks the liquidation of a block of land, the only asset of the Boykin Trust. We settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. We believe that the resolution of the remaining issues associated with the Boykin Trust in Bankruptcy will not have a material impact on our consolidated financial statements.

First Savings Bank

During the first quarter of fiscal 2003, First Savings provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, First Savings has recorded assignments on fifteen. First Savings has verification on thirteen of the fifteen assignments from the County Clerk’s office of the county where the mortgaged property is located; with twelve of the liens indicating First Savings has filed first and one lien indicating First Savings filed second. However, we are not receiving payments on these loans. We are currently evaluating options to recover some of the loss from the underlying property or from other parties. First Savings also filed a claim with its insurance carrier who subsequently rejected the claim. First Savings may decide to pursue the recovery from the carrier through litigation. A court appointed receiver for the New York mortgage bank is investigating the fraud at the mortgage bank including the potential recovery of fraudulently received funds. At this time, the likelihood of recovery from any of these sources cannot be estimated.

NYSE

As a result of an NYSE examination for the period from January 2000 to January 2001, the NYSE’s staff indicated that we may have violated certain of the NYSE’s recordkeeping, continuing education, and floor brokerage rules. We believe our activities in those areas complied in all material respects with the applicable rules and regulations. Nevertheless, in order to resolve this matter expeditiously, we entered into a stipulation of facts and consent to penalty (the “Stipulation”) with respect to this matter without admitting or denying any of the NYSE’s Enforcement Division’s allegations. Under the terms of the Stipulation, we would be required to make a payment of $150,000. The Stipulation is subject to final approval by the NYSE board.

In the general course of our brokerage business and the business of clearing for other brokerage firms, our subsidiaries and we have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. First Savings is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in any material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the symbol “SWS”. At September 18, 2003, there were 136 holders of record of our common stock and in excess of 7,000 beneficial holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

2003	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$16.80	$15.10	$17.20	$21.60
Low	$9.78	$10.02	$11.88	$13.78

2002	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$22.05	$26.60	$27.26	$21.99
Low	$15.27	$16.55	$17.59	$17.85

SELECTED FINANCIAL DATA

The selected financial data presented below for the five years ended June 27, 2003 have been derived from our Consolidated Financial Statements as audited by our independent certified public accountants. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information contained in this Report.

The following items, all of which impact the comparability of the data from year-to-year, should be considered (i) the sale of the accounts of Mydiscountbroker in June 2003; (ii) the spin-off of Westwood Holdings Group (“Westwood Group”) in June 2002; (iii) the sale of First Consumer Credit, LLC (“First Consumer”); and (iv) the consolidation into our brokerage operations or discontinuance of the services provided by SWS Technologies Corporation (“SWS Technologies”).

(In thousands, except ratios and per share amounts)

	Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001 (3)	June 30, 2000 (6)	June 25, 1999 (6)
Consolidated Operating Results:
Total revenue	$263,481	$332,150	$470,702	$589,086	$372,345
Net revenue (1)	223,596	266,343	299,124	411,002	259,551
Net income (loss)	2,868	(7,184)	18,403	94,234	38,441
Earnings per share – basic (2)
Income (loss) before extraordinary item and cumulative effect of change in accounting principles	$0.14	$(0.42)	$1.22	$5.40	$2.21
Net income (loss)	$0.17	$(0.42)	$1.06	$5.40	$2.21
Earnings per share – diluted (2)
Income (loss) before extraordinary item and cumulative effect of change in accounting principles	$0.14	$(0.42)	$1.21	$5.35	$2.20
Net income (loss)	$0.17	$(0.42)	$1.05	$5.35	$2.20
Weighted average shares outstanding – basic (2)	16,951	17,216	17,409	17,447	17,383
Weighted average shares outstanding – diluted (2)	16,997	17,216	17,501	17,604	17,471
Cash dividends declared per common share (2)	$0.40	$0.40	$0.33	$0.26	$0.21

Consolidated Financial Condition:
Total assets	$4,092,084	$3,363,653	$3,783,318	$5,229,035	$4,559,164
Long-term debt (4)	25,417	20,479	20,589	65,856	54,430
Stockholders’ equity	249,773	255,285	298,503	291,140	289,700
Shares outstanding (2)	16,957	17,241	17,248	15,893	14,406
Book value per common share (2)	$14.73	$14.81	$17.31	$18.32	$20.11
Ratio of earnings to fixed charges (5)	1.1	—	1.2	1.8	1.5

Bank Performance Ratios:
Return on assets	1.04%	1.4%	2.3%	4.6%	4.6%
Return on equity (7)	12.79%	15.6%	24.6%	48.0%	50.1%
Equity to assets ratio	8.15%	9.1%	9.4%	9.5%	9.2%
Dividend payout ratio	__	__	—	44.4%	63.9%

(1)	Net revenues is equal to total revenues less interest expense.

(2)	Adjusted to reflect a five percent stock dividend effective August 3, 1998 and the ten percent stock dividends effective August 2, 1999, August 1, 2000 and August 1, 2001.
(3)	Restated for the change in accounting method for our investment in Comprehensive Software Systems, Inc. from the cost basis to the equity method. Previously reported amounts for fiscal 2001 consolidated operating results were as follows: net income was $19,339,000; earnings per share – basic, before the cumulative effect of a change in accounting principles, was $1.27; earnings per share – basic was $1.11; earnings per share – diluted, before the cumulative effect of a change in accounting principles, was $1.26; and earnings per share – diluted was $1.10. Additionally, total assets were previously reported as $3,784,757,000 and stockholders’ equity was previously reported as $299,439,000 on the consolidated statement of financial condition. Tangible book value was previously reported as $16.97 in fiscal 2001.
(4)	Includes subordinated notes, capital leases and Federal Home Loan Bank advances with maturities in excess of one year.
(5)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and fixed charges consist of interest expense and one-third of rental expense, which is deemed representative of an interest factor. Due to our net loss before income taxes and minority interest in consolidated subsidiaries in 2002, the coverage ratio was less than 1:1.
(6)	Adjusted to reflect the acquisition of ASBI Holdings, Inc. in fiscal 2000, accounted for as a pooling-of-interests. Share and per share amounts adjusted for the issuance of 2,600,000 shares of our common stock in conjunction with the acquisition.
(7)	The return on equity ratios for the Bank for the years ended June 30, 2000 and June 25, 1999 were calculated prior to the acquisition of ASBI Holdings, Inc. by SWS. In these periods, the Bank was a Subchapter S corporation and thus there were no taxes considered in the calculation of return on equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are primarily engaged in securities execution and clearing, securities brokerage, investment banking, securities lending and borrowing, and trading as a principal in equity and fixed income securities. We also engage in full-service banking and asset management. All of these activities are highly competitive.

While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net-operating results can vary significantly from period to period. Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. See “-Forward-Looking Statements.”

Brokerage Group

The U.S. equities markets continued to experience challenging conditions in fiscal 2003 as the equity markets endured a third year in a bear market and the world political scene faced the uncertainty of war in the Middle East. These conditions produced average daily volume on the NYSE of 1.5 billion shares in June 2003 versus 1.6 billion shares in June 2002. The Dow Jones Industrial Average was 9,243.30 at the end of June 2002 versus 8,989.05 at June 27, 2003. The volumes and thus the revenues generated by our clearing business are dependent on active markets. Until the U.S. equity markets show sustained growth, we expect volumes and revenues in the clearing business to remain stagnant or decline. The decline in volumes was most pronounced in our high-volume trading correspondents. We expect this overall trend to continue until the equity markets show consistent growth. At the conclusion of the war in Iraq, volumes in our clearing and retail businesses began to show some recovery. Continued improvement in the equity market is needed to insure that volumes continue to improve.

Additionally, average margin balances reported by NYSE member firms averaged $146 billion in June 2002. The average balance declined to $136 billion for fiscal 2003. We rely on margin lending to our customers to generate revenue. Similar to the NYSE member firm balances, SWS’s margin account balances declined in fiscal 2003. Again, sustained improvement in the market values of publicly traded companies is critical to our ability to grow revenues from margin lending. Stock loan balances are also influenced by these same market conditions. While balances in this business increased in the fourth quarter of fiscal 2003, continued improvement in the equity markets is needed to facilitate additional growth in these balances.

When interest rates begin to rise and equity markets strengthen, fixed income results will likely decline. Additionally, municipalities, whose volume of financings has been at record levels for the past year could be under pressure with rising interest rates and decreasing tax revenues. In July 2003, the fixed income markets were subject to a volatile interest rate environment. This volatility could lead to reduced revenues and profits from the sales and trading of fixed income products. Unstable interest rate environments also often delay offerings of debt by municipalities impacting the profitability of this business. The fixed income business accounted for 32% of our operating revenue in fiscal 2003.

Management is currently focused on two aspects of our business: growing the clearing business and taking advantage of our prominence in the Southwest to become a nationally recognized full-service regional brokerage firm. Continued improvement in the equity markets is critical to growth in both of these areas.

To realize management’s goal to become a nationally recognized full-service regional brokerage firm it is essential to grow the retail brokerage distribution network. This will be accomplished through the hiring of additional registered representatives and the opening of new branch office locations in the Southwest. As a result of this effort, we increased the net number of registered representatives by 19 in fiscal year 2003, opening new branches in Oklahoma City, Oklahoma and Austin, Texas. Expansion of this network will require outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. Breakeven points for new office locations generally take at least 12 months to achieve, depending on the successful recruiting of registered representatives. We expect to open two additional offices in fiscal 2004.

Equity capital markets are an integral part of a full-service regional firm. Growth in the equity capital markets area requires additional investment banking and sales personnel. Revenue from this area is cyclical and varies significantly with the growth in the equity markets. Consequently, current investment in personnel could negatively impact earnings until the equity capital markets improve.

Management developed its two core goals after reviewing all areas of our operations in the first six months of calendar 2002. This review resulted in $6.3 million in charges in the fourth quarter of fiscal 2002 related primarily to fixed asset and lease impairments from the consolidation of geographic locations. In the fourth quarter of 2003, we recorded an additional $1 million charge for lease impairments. Additionally, we completed the sale of the retail on-line accounts of Mydiscountbroker, our internet brokerage firm. This sale resulted in a $4.2 million gain, $2.7 million after tax, and eliminated one non-core area of our operations. As management continues to refine our focus, additional impairments, acquisitions or dispositions could be warranted.

While we completed our conversion to a new electronic brokerage operating system in August of 2002, ongoing efforts to upgrade and enhance the core system will result in continued investment in the technology area. Management continues to review equipment and communications in an effort to offset some of the costs of software enhancement. Our system was developed by Comprehensive Software Systems, Ltd. (“CSS”), an entity that is backed by a consortium of brokerage firms. The development of the system required more time and capital from these brokerage firms than was originally anticipated. While the system is fully functional at SWS, other consortium members have yet to completely install the system. Decisions by these other firms will impact CSS’s ability to continue to deliver new modules and enhancements and could impact the cost of technology to us. See Note 11 to the Consolidated Financial Statements contained in this Report for further information.

Regulatory Environment

The brokerage group is subject to regulation by the SEC, the NYSE, the NASD and various state securities regulators. The events surrounding corporate accounting and other activities and the enactment of the Sarbanes-Oxley Act have caused the various regulatory bodies to increase their surveillance of public companies in general as well as brokerage firms. New regulations and new interpretation and enforcement of existing regulations are becoming more frequent. The recent Global Settlement of Conflicts of Interest between Research and Investment Banking among securities regulators and several securities firms regarding analysts reports and conflicts of interests has resulted in changes in the way brokerage firms conduct their business. More recently, investigations by the SEC and state regulators into mutual fund trading practices and adherence to breakpoint schedules are another indication of the regulators’ heightened sense of awareness in enforcing securities laws. While we are not party to any investigations relating to these businesses at this time, we conduct research, investment banking and mutual fund trading. This regulatory environment could result in increased costs of compliance with rules and regulations, increased exposure to regulatory actions and could potentially lead to the elimination of, or material changes to, certain lines of business.

Banking Group

A substantial portion of the Bank’s revenue is generated from the single-family construction loan and single-family mortgage loan markets. While the Bank’s purchased mortgage loan program is nationwide, the majority of the Bank’s other lending is concentrated in the North Texas geographic region. The housing market in North Texas has slowed and additional deterioration in the housing market could impede the Bank’s ability to maintain current levels of loans.

The purchased mortgage loan program operated at record levels during 2003 due to the high level of mortgage refinancing transactions driven by lower mortgage interest rates. Mortgage interest rates began to rise in July 2003 and volumes in this business have begun to show a decline. Additionally, during fiscal 2003, management reduced credit lines and eliminated certain customers in this line of business to reflect more stringent internal control guidelines. Lastly, due to the fraud incident in this line of business (see “Business-Legal Proceedings-First Savings Bank”), First Savings discontinued the purchase mortgage loan program in areas where loan closings are not regularly conducted at title companies. As a result of these factors, volumes in purchased mortgages may decline by as much as 30-50% during fiscal 2004.

During fiscal 2003, the Bank hired two individuals in key management positions. A new President with extensive residential, consumer and commercial lending experience was hired to focus on growing the community banking and single-family interim construction lending businesses. Also, a new head of mortgage warehouse lending was hired to bring additional controls to the present business and grow the Bank’s mortgage warehouse business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 to the Consolidated Financial Statements contained in this Report.

Contingencies

Accounting for contingencies requires the use of judgment and estimates in assessing the magnitude of the exposure and the likely outcome of the situation. In many cases, the outcome will be determined by third parties, which may include governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and, when warranted, in consultation with outside legal counsel. Management evaluates and revises its estimates on a quarterly basis. Adverse legal or arbitration judgments, inability to collect receivables, sudden declines in the market value of securities held in margin accounts or other actions could result in material changes to the estimates recorded in these financial statements. Resolution of these matters in amounts different from what has been accrued in the consolidated financial statements could materially impact our financial position and results of operations.

Investments

We generally classify our investment in debt instruments (including corporate, government and municipal bonds), mortgage-backed securities and marketable equity securities as either available-for-sale or trading. We have not classified any investments as held-to-maturity. The fair value of these securities is determined by obtaining quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and are excluded from earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings.

We also hold strategic investments in several privately held companies, which are recorded at cost, or on the equity method of accounting, on our consolidated statements of financial condition. Generally accepted accounting principles require that these holdings be evaluated for declines in market value below cost that may be other than temporary. Determination of the market value for these privately held companies requires the use of judgment. General market conditions, as well as company-specific events, could indicate a decline in value. The consolidated financial statements could be materially impacted should a write-down from cost be necessitated. See “-Results of Operations-Events and Transactions-Investment in Comprehensive Software Systems, Ltd.” discussion below.

Long-Lived Assets and Goodwill

Our long-lived assets are subject to impairment testing if specific events warrant the review. Our goodwill is subject to annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units. Judgment is required in assessing the effects of external factors, including market conditions and projecting future operating results. These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact our consolidated financial statements. If actual external conditions and future operating results differ from management judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate fair value. See “-Results of Operations-Events and Transactions-Impairment of Long-Lived Assets” and “-Results of Operations-Events and Transactions-Investment in Comprehensive Software Systems, Ltd.” discussion below.

Allowance for Probable Loan Losses

We provide an allowance for probable loan losses, which is increased by charges to income and decreased by charge-offs, net of recoveries. Management regularly reviews this allowance based on past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Should actual losses differ from management’s estimates, the consolidated financial statements could be materially impacted.

RESULTS OF OPERATIONS

Net income (loss) for the fiscal years ended June 27, 2003, June 28, 2002 and June 29, 2001 totaled $2,868,000, $(7,184,000) and $18,403,000, respectively, representing an increase of $10,052,000, or 140% from fiscal 2002 to 2003 and a decrease of $25,587,000, or 139% from fiscal 2001 to 2002. Fiscal years 2003, 2002, and 2001 contained 251, 247, and 251 trading days, respectively.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results is discussed below.

Mydiscountbroker. On June 13, 2003, we sold the accounts of Mydiscountbroker to Ameritrade. The sales price of $4,200,000 (generating an after tax gain of $2,730,000) was based on the actual accounts transferred at closing, approximately 16,500 accounts.

Mortgage Loan Charge. During the first quarter of fiscal 2003, First Savings provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, First Savings has recorded assignments on fifteen. First Savings has verification on thirteen of the fifteen assignments from the County Clerk’s office of the county where the mortgaged property is located, with twelve of the liens indicating First Savings has filed first and one lien indicating First Savings filed second. However, we are not receiving payments on these loans. We are currently evaluating options to recover some of the loss from the underlying property or from other parties. First Savings also filed a claim with its insurance carrier who subsequently rejected the claim. First Savings may decide to pursue the recovery from the carrier through litigation. A court appointed receiver for the New York mortgage bank is investigating the fraud at the mortgage bank including the potential recovery of fraudulently received funds. At this time, the likelihood of recovery from any of these sources cannot be estimated.

Investment in Comprehensive Software Systems, Ltd. We are a part owner of CSS, a software development company formed in 1993 to develop a new brokerage front-and back-office system. We initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments our ownership in CSS increased to 25.08% in fiscal 2002. Consequently, we implemented the equity method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investment in Common Stock,” with respect to our investment in CSS. As required by APB Opinion No. 18, we restated our fiscal 2001 financial statements to record our share of the undistributed loss from CSS’s operations, as well as amortization expense on the portion of the investment designated as goodwill. We recorded our portion of the loss from CSS’s operations of $2.9 million in fiscal 2002 and $1.1 million in fiscal 2001. We recorded amortization expense on the CSS goodwill of $370,000 in fiscal 2002 and $302,000 in fiscal 2001. At June 28, 2002, we determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, we wrote off the investment in CSS of $3,084,000 and the related goodwill of $933,000 in June 2002. We made no additional equity investments in CSS during fiscal 2003.

The continued enhancement of our brokerage system is important to the growth of our clearing and retail brokerage business. To ensure the continued enhancement of the systems developed by CSS, we entered into a loan agreement on December 6, 2002 with CSS that calls for the total advance to CSS of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2003. Because of this commitment, we began recognizing our share of the undistributed losses of CSS in January of 2003. During fiscal 2003, our percentage interest in CSS’s losses was $2,076,000. Our percentage of losses was greater than the $1,625,000 loaned during the year by $451,000. As a result, there is no recorded equity investment or loan receivable from CSS at June 27, 2003. In June of 2003, we amended the loan agreement to provide that our two remaining quarterly installments would be increased to $937,500. All other terms of the agreement were unchanged.

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” we recorded $6.3 million in fiscal 2002 in charges related to leasehold and fixed asset impairments resulting from consolidating and reorganizing certain business units. The impairment of fixed assets totaled $3.4 million, and represented 100% of the net book value of the fixed assets at the time of the charge. Leasehold impairments totaled $2.9 million as determined by the present value of future cash flows on the impaired leases offset by estimated sublease income. These charges are included in occupancy, equipment and computer service costs on the consolidated statements of income (loss) and comprehensive income (loss). In fiscal 2003, we recorded additional leasehold and fixed asset impairment charges of $1.4 million. Of the charges recorded in fiscal 2003, $891,000 relates to the space formerly occupied by Mydiscountbroker, $305,000 relates to space formerly occupied by a trading operation and $125,000 relates to space formerly occupied by a private client group office. As of September 2003, we have entered into sublease agreements for all but 4,000 square feet of these leased locations.

Westwood Group Spin-Off. On December 12, 2001, we formed Westwood Group to be a holding company for two of the businesses that substantially comprised our asset management segment. Prior to December 14, 2001, the Westwood Group had no assets or operations. On December 14, 2001, we contributed all of the issued and outstanding common stock of two wholly owned subsidiaries, Westwood Management and Westwood Trust to the Westwood Group and announced our intention to spin-off the Westwood Group to our stockholders. For financial statement purposes, the Westwood Group accounted for the contribution of Westwood Management and Westwood Trust to the Westwood Group as a reorganization of entities under common control at historical cost.

Also on December 14, 2001, we sold 1,065 shares of the Westwood Group’s common stock, constituting 19.8% of the Westwood Group’s outstanding common stock, to five of the Westwood Group’s executive officers for a cash consideration of $4,093,000, a price premised upon an understanding reached in October 2001 that we would sell the shares of Westwood Group common stock based on their value at September 30, 2001, after applying appropriate valuation discounts. The shares sold to management were not distributed in the spin-off. We recorded the difference between the book value of the minority interest we sold and the purchase price was recorded as an increase of $518,000 to additional paid-in capital.

To finance the purchase, the Westwood Group loaned its executive officers $4,093,000 on a full-recourse basis, evidenced by notes secured by the stock, payable in nine years bearing interest at 3.93%. Because the notes were receivables in connection with the sale of the Westwood Group’s common stock, they were recorded at their fair value of $3,536,000 as an offset to stockholders’ equity. The difference between the face amount of the notes and their fair value is due to the difference between the stated interest rate and an estimated market interest rate of 6.0%. The note receivable was distributed to stockholders as a part of the spin-off transaction and, accordingly, is not included in our consolidated statements of stockholders’ equity.

The difference between the fair value for financial reporting purposes of the stock on December 14, 2001, $7,512,000, and the fair value of the note, $3,536,000, was recorded as a compensation charge of $3,976,000. The difference between the value of the stock, $7,512,000, and the cash consideration paid of $4,093,000, is an expense incurred by us for the Westwood Group and is reflected as a compensation expense with the offset as a contribution to the Westwood Group’s additional paid-in capital. On a consolidated basis, 80.18% of this charge, or $2,741,000, is reflected in our stockholders’ equity as additional paid-in capital. The remainder of the equity-based compensation expense is the difference between the face and fair value of the notes, $557,000.

The difference between the price paid for the stock by the executives and the fair value of the stock for financial reporting purposes on December 14, 2001, is attributable to changes in assets under management and the common stock prices of comparable public companies between September 30, 2001 and December 14, 2001. The amount of assets under management, which is a factor in determining the Westwood Group’s revenues, and the common stock prices of comparable public companies, are significant considerations in estimating the Westwood Group’s value. In addition, the $4,093,000 valuation included a 35% discount for lack of marketability. For financial accounting purposes, no discount for lack of marketability was recorded, which accounts for $2,204,000 of the difference between $7,512,000 and $4,093,000.

Record date for the spin-off was June 17, 2002, with a distribution date of June 28, 2002. One share of Westwood Group stock was distributed to SWS’s stockholders for every four shares of SWS’s stock owned as of the close of business on the record date. Because the spin-off occurred on June 28, 2002, Westwood Group’s statement of financial condition is not included in the consolidated statement of financial condition as of that date; however, our share of Westwood Group’s operations is included in the consolidated statements of income (loss) and comprehensive income (loss) for fiscal 2002. During fiscal 2002, the Westwood Group generated $20,575,000 in revenue and $648,000 in net income. As of the date of the spin-off, the Westwood Group held $20,976,000 in total assets. For a detailed description of the financial condition and results of operations of the Westwood Group, see Note 2 to the Consolidated Financial Statements contained in this Report.

SFAS No. 133 and Sales of Knight Stock. The adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, in the first quarter of fiscal 2001 created a non-cash earnings impact on our financial statements in fiscal years 2003, 2002 and 2001. SFAS No. 133 is applicable to our 5% Exchangeable Subordinated Notes (“Notes”), issued in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”). The DARTS contain an equity-based derivative designed to hedge changes in fair value of our investment in Knight Trading Group, Inc. (“Knight”) common stock. At our option, the principal of the Notes can be paid in shares of Knight at maturity or in cash. The embedded derivative has been designated as a fair value hedge of our investment in Knight shares.

SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares. Under SFAS No. 133, SWS recognized a net transition loss in the first quarter of fiscal 2001, which included gains on the change in the value of the embedded derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income (loss). The net transition loss represents the differences in the time value of money related to the embedded derivative.

For fiscal year ended June 27, 2003, the impact on the consolidated statements of income (loss) and comprehensive income (loss), representing the change in the time value of money of the embedded derivative was a loss of $21,000. For the comparable periods ended June 28, 2002 and June 29, 2001, SWS recognized losses of $253,000 and $2,199,000, respectively. Under SFAS No. 133, the related change in the time value of money in the embedded derivative and the changes in the fair value of the embedded derivative, along with the change in fair value of the hedged Knight shares, is calculated on a quarterly basis and recognized in the consolidated statements of income (loss) and comprehensive income (loss) until such time as the fair value hedge ceases to exist.

In December 2000, we repurchased 640,782, or 63%, of our 1,014,332 outstanding DARTS at a cost of approximately $17 million and recorded no material gain or loss on the repurchase. A like number of Knight shares were released from the hedging provisions of SFAS No. 133. Upon final disposition of these previously hedged shares of Knight stock, we recognized a non-cash gain of approximately $23.50 per share, equal to the decrease in the value of Knight stock from the hedging date (June 16, 1999), to the termination date of hedge accounting for these shares (December 20, 2000).

There were no sales of Knight stock in the fiscal year ended June 27, 2003.

For the fiscal year ended June 28, 2002, we sold 532,634 shares of Knight with cash proceeds from the sales totaling $5,063,000. Realized cash gains on these sales totaled $4,994,000 for the fiscal year ended June 28, 2002. As all of the shares sold in fiscal 2002 were previously hedged stock under SFAS No. 133, we recorded a $19,257,000 non-cash gain on sale of stock in net gains from principal transactions in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Therefore, total gains related to the sales of Knight common stock were $24,251,000 during fiscal 2002.

In fiscal 2001, we sold 646,292 shares of Knight with proceeds from the sales totaling $11,488,000, and realized cash gains on these sales totaling $11,405,000. Of the shares sold in fiscal 2001, 108,148 shares were previously hedged stock, therefore, a $4,075,000 non-cash gain on sale of stock was recorded in net gains from principal transactions in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Therefore, total gains related to the sales of Knight common stock were $15,480,000 during fiscal 2001.

Of the Knight shares sold in fiscal 2002, 206,634 Knight shares were sold at a gain of $1,304,000 in order to reduce our position and relative risk in Knight. The remaining shares sold during fiscal 2002 were sold to fund the advertising commitment of Mydiscountbroker, our on-line brokerage subsidiary. All shares sold in fiscal 2001 were sold to fund Mydiscountbroker’s advertising commitments. Knight sales benefiting Mydiscountbroker are discussed below in “—Advertising and Promotional.”

At June 27, 2003 and June 28, 2002, we held 373,550 shares of Knight common stock, respectively, and had 373,550 DARTS outstanding as of both dates.

The DARTS mature on June 30, 2004, fiscal 2005. At that time, we may choose to deliver our remaining shares of Knight stock in satisfaction of our obligation. Extinguishment of this obligation will result in a non-cash gain equal to the difference in the fair value of the Knight stock at the hedging date and the fair value of the Knight stock at the maturity date of the DARTS. As of June 27, 2003, this gain would be approximately $23,000,000.

Sale of First Consumer Credit. In October 2001, the Bank sold its interest in its minority-owned subsidiary, First Consumer, receiving $1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. (“USHS”), a company publicly traded on NASDAQ. The shares of USHS were paid to us as a dividend and were recorded at fair market value. First Savings recorded a gain of approximately $1,163,000 on the sale of First Consumer. Under the terms of the sales agreement, an additional 91,000 shares of USHS stock was held in escrow, issuable in October 2003, provided no material contingencies related to the operations of First Consumer were discovered. As of the date of this report, we have not been notified of any contingencies that would prevent the issuance of these shares. As of September 2, 2003, USHS had a market price per share of $10.40.

Southwest Clearing Corp. On October 2, 2001, a bankruptcy court awarded us the accounts of a Midwest NASD broker/dealer. The SIPC assumed responsibility for the accounts when the Midwest broker/dealer reported that it was in violation of minimum capital requirements and its accounts were transferred to our wholly-owned subsidiary, Southwest Clearing, in October 2001. In April 2002, all remaining customer accounts were transferred to Southwest Securities from Southwest Clearing.. Southwest Clearing is currently an inactive broker/dealer.

Analysis of Operations

Our pretax income was $5,015,000 and $34,962,000, in fiscal 2003 and 2001, respectively versus pretax loss of $(7,385,000) in fiscal 2002. The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	2003 vs. 2002		2002 vs. 2001
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$(11,789)	(38)%	$(18,961)	(38)%
Commissions	8,257	11%	8,964	14%
Net interest	(1,893)	(3)%	(18,537)	(24)%
Investment banking, advisory and administrative fees	(16,626)	(39)%	6,476	18%
Net gains on principal transactions	(23,025)	(55)%	(3,546)	(8)%
Other	2,329	14%	(7,177)	30%

	$(42,747)	(16)%	$(32,781)	(11)%

Operating expenses:
Commissions and other employee compensation	$(9,875)	(7)%	$(6,475)	(4)%
Occupancy, equipment and computer service costs	(20,235)	(38)%	18,519	52%
Communications	(4,234)	(22)%	3,323	20%
Floor brokerage and clearing organization charges	(1,638)	(20)%	1,547	24%
Advertising and promotional	(4,140)	(53)%	(7,581)	(49)%
Other	(15,025)	(33)%	233	1%

	(55,147)	(20)%	9,566	4%

Pretax income (loss)	$12,400	168%	$(42,347)	(121)%

Net Revenues declined for fiscal year 2003 by $42.8 million. Of the total change, the spin-off of Westwood Group represents $20.6 million. In addition, we had $24.3 million of gains on the sale of Knight stock in fiscal 2002.

For fiscal year 2003, operating expenses declined $55.1 million. The spin-off of Westwood Group accounted for $17.3 million of the decrease. An additional $10.9 million of the savings in operating expenses relates to the clearing business acquired in October 2001 through a SIPC liquidation, discussed above. That business was operated on a separate system from the rest of our operations until April 2002. Upon completion of the conversion to our internal system, the costs for personnel and systems relating to that business were eliminated. Additionally, in fiscal 2002, we recorded $6.3 million in charges related to leasehold and fixed asset impairments resulting from consolidating and reorganizing certain business units. Lastly, in fiscal 2002, we recorded impairment charges related to our investment in CSS of $4.0 million.

Net Revenues from Clearing Operations. Net revenues from clearing decreased $11.8 million, or 38%, from fiscal 2002 to 2003 as a result of reduced transaction volumes. Total transactions processed in fiscal 2003 decreased 44% to approximately 29.3 million from approximately 52.3 million in the prior year. The decline in transactions processed was most pronounced in the company’s high volume trading correspondents. Revenue per transaction increased over the prior year as lower volumes led to reduced discounts for clearing customers. Revenue per transaction was $0.66 in fiscal 2003 versus $0.59 in fiscal 2002.

Net revenues from clearing decreased $18,961,000, or 38%, from fiscal 2001 to 2002. Total transactions processed in fiscal 2002 decreased 15% to approximately 52.3 million from approximately 61.3 million in the prior year. A substantial portion of transactions processed is related to high volume trading correspondents. These customers use a relatively low level of clearing services and, accordingly, are charged substantially discounted clearing fees from our standard clearing schedule. Increased margin pressure impacted net clearing revenues for the fiscal year ended June 28, 2002 as the average revenue per ticket decreased from $0.82 in fiscal 2001 to $0.59 in fiscal 2002.

Southwest Securities signed clearing agreements with 44 correspondents through the SIPC liquidation. On April 8, 2002, all of the correspondent accounts, which represented $12 billion in assets, were converted to Southwest Securities’ system.

Commissions. Commission revenue increased $8.3 million for fiscal 2003 versus 2002, an increase of 11%. Increases in fixed income commissions due to a strong bond market, as well as 33% growth in institutional equity sales, drove the improvement. These increases were offset by decreased commissions from SWS Financial, the independent contractor network, and reduced commissions in the portfolio trading area.

The increase in commissions, despite fewer trading days in fiscal 2002 compared with fiscal 2001, is primarily attributable to results from the fixed income, institutional sales and portfolio trading departments, which were offset by decreased commissions from SWS Financial.

Commission revenue by type of representative follows for the fiscal years ended 2003, 2002 and 2001 (dollars in thousands):

	2003		2002		2001
	Commission Revenue	No. of Reps	Commission Revenue	No. of Reps	Commission Revenue	No. of Reps
Southwest Securities registered representatives:
Private client group	$19,170	97	$18,548	78	$18,816	79
Fixed income sales & trading	31,517	34	21,754	37	14,480	29
Institutional equity sales	10,078	13	7,555	13	3,217	14
Independent registered representatives	16,681	407	18,565	414	21,452	467
Portfolio trading	3,637		5,067		3,587
Other	2,508		3,845		4,818

	$83,591		$75,334		$66,370

Net Interest Income. Net interest income from the Brokerage Group is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts.

The components of interest earnings are as follows for the fiscal years ended 2003, 2002 and 2001 (dollars in thousands):

	2003	2002	2001
Interest revenue:
Customer margin accounts	$15,550	$29,146	$51,629
Assets segregated for regulatory purposes	6,418	9,206	17,214
Stock borrowed	27,110	37,376	130,576
Bank loans	43,466	42,045	45,507
Other	4,760	7,346	4,501

	97,304	125,119	249,427

Interest expense:
Customer funds on deposit	6,525	13,978	39,308
Stock loaned	19,269	30,027	109,004
Bank deposits	9,553	13,976	18,012

Federal Home Loan Bank advances	2,187	3,441	2,412
Other	2,351	4,385	2,842

	39,885	65,807	171,578

Net interest	$57,419	$59,312	$77,849

Brokerage Group. For the year ended June 27, 2003, net interest income from the Brokerage Group accounted for approximately 11% of our net revenue versus 13% in fiscal 2002 and 18% in fiscal 2001. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	2003	2002	2001
Average interest-earning assets:
Customer margin balances	$300,000	$519,000	$579,000
Assets segregated for regulatory purposes	482,000	423,000	324,000
Stock borrowed	2,150,000	1,941,000	2,573,000

Average interest-bearing liabilities:
Customer funds on deposit	632,000	760,000	792,000
Stock loaned	2,100,000	1,919,000	2,570,000

Interest revenue from customer margin balances and interest expense from customer funds on deposit decreased due to lower interest rates and reduced balances in fiscal 2003 over fiscal 2002. Interest revenue on assets segregated for regulatory purposes also decreased due to lower interest rates. The average rate earned on these assets was 1.3% in fiscal 2003 versus 2.2% in fiscal 2002. Net interest revenue generated from securities lending activities has increased slightly from fiscal 2002 to fiscal 2003 due to increased balances.

Interest revenue from customer margin balances and interest expense from customer funds on deposit decreased due to falling interest rates in fiscal 2002. However, net interest revenue from margin and credit balances in fiscal 2002 increased to $15,168,000 from $12,321,000 in fiscal 2001, due to a slightly higher interest spread in fiscal 2002. Rates on customer margin balances and funds on deposit are influenced by changes in leading market interest rates and by competitive factors. Interest revenue on assets segregated for regulatory purposes decreased due to falling interest rates during fiscal 2002. The average rate earned on assets segregated for regulatory purposes was 2.2% in fiscal 2002 versus 5.4% in fiscal 2001.

Net interest revenue generated from securities lending activities decreased in fiscal 2002 versus 2001 as did average balances borrowed and loaned. Additionally, spreads on securities lending transactions narrowed as interest rates fell.

Banking Group. Net interest revenue generated by First Savings accounted for approximately 15% of net revenues in 2003, 9% in 2002 and 8% in 2001. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2003, 2002 and 2001 (dollars in thousands):

	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:

Real estate – mortgage	$188,880	$12,671	6.7%	$150,775	$11,937	7.9%	$114,057	$12,611	11.1%
Real estate – construction	110,477	7,100	6.4%	121,019	8,897	7.4%	96,540	9,988	10.3%
Commercial	139,186	10,942	7.9%	115,734	10,632	9.2%	88,763	11,024	12.4%
Individual	37,468	10,191	27.2%	33,093	7,835	23.7%	29,265	7,766	26.5%
Land	41,234	2,562	6.2%	38,406	2,744	7.1%	37,432	4,118	11.0%
Investments	60,452	828	1.4%	10,177	318	3.1%	11,343	665	5.9%

	577,697	44,294	7.7%	469,204	42,363	9.0%	377,400	46,172	12.2%

Noninterest-earning assets:
Cash and due from banks	9,809			2,402			2,964
Other assets	12,798			13,895			8,954

	$600,304			$485,501			$389,318

Liabilities and Stockholder’s Equity:

Interest-bearing liabilities:

Certificates of deposit	$251,877	7,971	3.2%	$271,124	13,462	5.0%	$267,681	17,371	6.5%
Money market accounts	15,226	194	1.3%	15,442	340	2.2%	11,905	514	4.3%
Interest-bearing demand accounts	165,869	1,377	0.8%	10,639	164	1.5%	3,579	113	3.2%
Savings accounts	1,188	11	0.9%	750	10	1.3%	532	14	2.6%
FHLB advances	81,218	2,187	2.7%	115,417	3,441	3.0%	43,999	2,412	5.5%
Notes payable	5,307	278	5.2%	1,857	100	5.4%	4,148	382	9.2%

	520,685	12,018	2.3%	415,229	17,517	4.2%	331,844	20,806	6.3%
Noninterest-bearing liabilities:

Non interest-bearing demand accounts	23,565			18,217			13,663
Other liabilities	7,126			7,946			7,191

	551,376			441,392			352,698
Stockholder’s equity	48,928			44,109			36,620

	$600,304			$485,501			$389,318

Net interest income		$32,276			$24,846			$25,366

Net yield on interest-earning assets			5.6%			5.3%			6.7%

        Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by First Savings. Additionally, in January of 2003, the Bank began offering an FDIC insured deposit product to our brokerage customers. As of June 27, 2003, $322 million of brokerage customers’ funds were on deposit at First Savings. Rates paid on these deposits are generally less than the rates on Federal Home Loan Bank (“FHLB”) advances and certificates of deposit, allowing the Bank to earn an increased interest spread.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	2003 vs. 2002				2002 vs. 2001
	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix
Interest income:

Real estate – mortgage	$734	$3,016	$(1,822)	$(460)	$(674)	$4,060	$(3,581)	$(1,153)
Real estate – construction	(1,797)	(775)	(1,120)	98	(1,091)	2,532	(2,890)	(733)
Commercial	310	2,155	(1,534)	(311)	(392)	3,349	(2,869)	(872)
Individual	2,356	1,036	1,166	154	69	1,016	(838)	(109)
Land	(182)	202	(358)	(26)	(1,374)	107	(1,444)	(37)
Investments	510	895	(85)	(300)	(347)	(93)	(323)	69

	1,931	6,529	(3,753)	(845)	(3,809)	10,971	(11,945)	(2,835)

Interest expense:

Certificates of deposit	(5,491)	(956)	(4,882)	347	(3,909)	224	(4,080)	(53)
Money market accounts	(146)	(5)	(143)	2	(175)	153	(253)	(75)
Interest-bearing demand accounts	1,213	2,397	(76)	(1,108)	52	222	(57)	(113)
Savings accounts	1	6	(3)	(2)	(4)	6	(7)	(3)
FHLB advances	(1,254)	(809)	(660)	215	1,029	3,702	(893)	(1,780)
Notes payable	178	187	(3)	(6)	(282)	(212)	(157)	87

	(5,499)	820	(5,767)	(552)	(3,289)	4,095	(5,447)	(1,937)

Net interest income	$7,430	$5,709	$2,014	$(293)	$(520)	$6,876	$(6,498)	$(898)

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The Westwood Group was spun-off to our stockholders on June 28, 2002 generated advisory fee revenues in the fiscal year ended June 28, 2002 totaling $19.7 million. Investment banking, advisory and administrative fees for fiscal 2003 increased $3.1 million over the prior fiscal year after accounting for Westwood Group revenues. The primary reason for the increase in fiscal 2003 fees over the prior year is increased revenue in municipal finance underwriting and advisory deals. The primary reason for the increase in fiscal 2002 fees over the prior year was growth in assets under management at Westwood, as well as increased municipal finance underwriting and advisory deals.

Average assets under management by the Asset Management Group were $1,166,000,000 in 2003, and excluding the Westwood Group, were $1,135,000,000 in 2002 and $1,207,000,000 in 2001. The Westwood Group’s assets under management for fiscal 2002 and 2001 were $3,952,000,000 and $3,450,000,000, respectively.

Net Gains on Principal Transactions. For the fiscal years ended June 28, 2002 and June 29, 2001, net gains on principal transactions include $24.3 million and $15.5 million, respectively, of gains realized on the sale of Knight common stock. Net gains on principal transactions excluding gains from the sale of the Knight shares were $17.3 million and $29.6 million, respectively, for the fiscal years ended June 28, 2002 and June 29, 2001.

Net gains on principal transactions in fiscal 2003 were up $1.3 million after adjusting to exclude the gains on Knight stock. The increase was due to the strong performances of fixed income trading in fiscal 2003 versus 2002. As of June 27, 2003, we made a market in 1,100 common stocks of which 658 were exchange-listed securities.

Net gains, as adjusted to exclude Knight, decreased when comparing fiscal 2002 to fiscal 2001. This decline is attributed to the overall market environment for equity securities, as well as trading losses from corporate bonds. Fewer trading days as a result of the closure of the U.S. financial markets following September 11 also impacted the fiscal year results. Revenue in this area can fluctuate significantly from year to year based on market conditions. As of June 28, 2002, we made a market in 835 common stocks of which 664 were exchange-listed securities.

Other Income. Other income increased in fiscal 2003 from fiscal 2002 primarily due to the $4.2 million gain realized on the sale of Mydiscountbroker accounts recorded in fiscal 2003.

Other income decreased in fiscal 2002 from the prior fiscal year in part due to a one-time gain in fiscal 2001. We received a net distribution of earnings in fiscal 2001 of $2.2 million from JAWS Trading LLC, a designated primary market maker on the Chicago Board Options Exchange. We no longer own the investment in JAWS Trading LLC. Also contributing to reduced income in fiscal 2002 was a $1.6 million decline in revenues from sales of insurance products, as well as a $1.8 million reduction in other revenue from First Savings.

Commissions and Other Employee Compensation. The level of operating revenues, earnings and the number of employees generally affect commissions and other employee compensation. Overall commissions and other employee compensation declined $9.9 million from fiscal 2002 to 2003. The decline is due primarily to the spin-off of the Westwood Group. Of the $9.9 million decline, Westwood accounted for $12.5 million with an offsetting increase in commission expense of $3.6 million. The $3.6 million increase in commission expense was primarily in the fixed income trading group. The Westwood Group compensation expense included a $4 million non-cash charge related to the purchase of Westwood stock by Westwood executives. The number of full-time employees decreased to 941 at June 27, 2003 compared to 1,004 at June 28, 2002.

Excluding the $4 million non-cash compensation charge incurred by the Westwood Group in the second quarter of fiscal 2002 as a result of the announced spin-off, compensation expense decreased $10.5 million in fiscal 2002 from fiscal 2001. This decrease in compensation was principally due to decreased commissions and benefits paid to revenue-producing employees generating lower levels of operating income and due to the decrease in headcount in the operations and information technology areas. Additionally, accruals for profit sharing and incentive compensation decreased over the prior year due to our operating performance. The number of full-time employees decreased to 1,004 at June 28, 2002, compared to 1,121 at June 29, 2001.

Occupancy, Equipment and Computer Service Costs. The decrease in occupancy, equipment and computer services from fiscal 2002 to 2003 is primarily due to the conversion of business received from the SIPC liquidation in October 2001. The conversion of this business to our internal brokerage system reduced occupancy and equipment expenses by $6.4 million in fiscal 2003. Additional contributors to the decline include a decrease in equipment lease expense due to the completion of the conversion to our new operating system, CSS, in the first quarter of 2003, as well as reduced rent and depreciation charges from the consolidation of offices which occurred in the fourth quarter of fiscal 2002. In addition, there is a $1.3 million decrease as a result of the spin-off of Westwood.

In June 2002, we recorded $6.3 million in charges primarily related to leasehold and fixed asset impairment resulting from consolidating and reorganizing certain business units. Exclusive of these charges, occupancy, equipment and computer service costs increased $12.1 million in fiscal 2002 over fiscal 2001 due to an increase in leased computer hardware related to the implementation of CSS. We also incurred $6.5 million in occupancy, equipment and computer service costs associated with the operations of the clearing business of the SIPC liquidation.

Communications. Communications expense decreased due to a reduction in quote expense in fiscal 2003 verses 2002 as well as the conversion of the SIPC liquidation accounts as discussed above. The increase in communications expenses in fiscal 2002 versus 2001 is due to costs incurred by Southwest Clearing, as well as the expansion of the equity trading division.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges change in relation to the general securities transactions processed in our clearing business. Floor brokerage expenses were down 20% from fiscal 2002 to 2003. These charges are impacted by the volume of transactions cleared, which has declined over 44% in fiscal 2003.

The addition of the accounts from the SIPC liquidation, as well as the cost of conversion of this business, contributed to the increase in fiscal 2002. General securities transactions processed in fiscal years 2003, 2002 and 2001 were 813,656, 1,435,030, and 1,104,326, respectively.

Advertising and Promotional. Advertising and promotional expense decreased in fiscal 2003 over the prior year as a result of eliminating the Mydiscountbroker ad campaign at the end of the second quarter of fiscal 2002. This campaign was funded through the sale of Knight stock.

Advertising and promotional expense decreased in fiscal 2002 over the prior year as a result of terminating Mydiscountbroker’s ad campaign in December 2001. SWS sold 326,000 shares of Knight common stock to offset the advertising commitments during the first six months of fiscal 2002. Gains on the sale of Knight stock to fund Mydiscountbroker’s advertising were $3.7 million and $11.4 million in fiscal 2002 and 2001, respectively.

Other Expense. Excluding the $3.4 million charge for fraudulent loans at the Bank in the first quarter of fiscal 2003, other expense decreased $18.4 million from fiscal 2002 to 2003. The Westwood spin-off accounted for $2.6 million of the decrease. Another $9.3 million of the decrease can be attributed to charges in the fourth quarter of fiscal 2002 of $4 million for the write-off of our investment in CSS, $3.3 million for adoption of equity method accounting for CSS, as well as settlement of litigation relating to the Boykin Trust for $2 million. The remaining decrease for the fiscal year was primarily due to reduced contract labor expenses and non-income taxes in the Brokerage Group.

The primary reason for the increase in other expenses in fiscal 2002 compared with fiscal 2001 was the $9.3 million of other expenses detailed above, which were offset by a decrease in contract labor and professional consulting costs of $7 million.

Income Tax Expense (Benefit). Income tax expense (effective rate 21% for the year ended June 27, 2003) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income (loss) before income taxes and minority interest in consolidated subsidiaries. The effective rate differed from the federal corporate rate due to the ratios of tax-exempt income and other permanently excluded items to net income (loss) before tax.

FINANCIAL CONDITION

Loans and Allowance for Probable Loan Losses.

The Bank grants loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area. The Bank also purchases loans, in the ordinary course of business, which have been originated throughout the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the Dallas/Fort Worth area. Substantially all of the Bank’s loans are collateralized with real estate.

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

Prior to our acquisition of First Savings, SWS and the Bank had different fiscal year ends. Accordingly, SWS’s consolidated financial statements for fiscal year 1999 were combined with the audited Bank financial statements for the twelve months ended September 30, 1999. The analysis in the following tables is based on twelve months ended June 30, 1999.

Loans receivable at June 30, 2003, 2002, 2001, 2000 and 1999 are summarized as follows (in thousands):

	2003	2002	2001	2000	1999
Real estate – mortgage	$231,023	$133,046	$187,967	$102,981	$83,271
Real estate – construction	109,968	124,808	126,771	91,672	67,539
Commercial	139,476	120,789	92,855	72,299	61,138
Individuals	47,154	31,249	31,982	22,017	8,788
Land	39,652	38,770	35,399	36,925	25,637

	$567,273	$448,662	$474,974	$325,894	$246,373

The following table shows the expected life of certain loans at June 30, 2003, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$101,331	$3,157	$5,480	$109,968
Commercial	28,991	43,245	67,240	139,476

Total	$130,322	$46,402	$72,720	$249,444

Amount of loans based upon:
Fixed interest rates	$7,044	$7,909	$25,252	$40,205
Floating or adjustable interest rates	123,278	38,493	47,468	209,239

Total	$130,322	$46,402	$72,720	$249,444

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of June 30, 2003, 2002, 2001, 2000 and 1999 are as follows (dollars in thousands):

	2003	2002	2001	2000	1999
Loans accounted for on a non-accrual basis	$11,692	$7,423	$4,084	$4,020	$3,959

Non-performing loans as a percentage of total loans	2.1%	1.7%	0.9%	1.2%	1.6%

Loans past due 90 days or more, not included above	$5,069	$1,314	$608	$860	$2,071

Troubled debt restructurings	$5,746	$4,547	$446	$1,219	$3,763

Approximately $524,000 of gross interest income would have been recorded in fiscal 2003 had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans in fiscal 2003 totaled approximately $416,000.

An analysis of the allowance for probable loan losses for the years ended June 30, 2003, 2002, 2001, 2000 and 1999 is as follows (dollars in thousands):

	2003	2002	2001	2000	1999
Balance at beginning of year	$4,758	$3,280	$3,699	$3,374	$4,727
Charge-offs:
Real estate - construction	100	—	—	—	—
Real estate - mortgage	—	165	29	208	34
Commercial	2,598	356	65	29	1,166
Individuals	1,321	1,072	2,498	665	197

	4,019	1,593	2,592	902	1,397
Recoveries:
Real estate - mortgage	—	—	1	3	15
Commercial	—	—	1	—	—
Individuals	166	355	415	122	—

	166	355	417	125	15

Net charge-offs	(3,853)	(1,238)	(2,175)	(777)	(1,382)
Additions charged to operations	3,516	2,716	1,756	1,102	29

Balance at end of year	$4,421	$4,758	$3,280	$3,699	$3,374

Ratio of net charge-offs during the period to average loans outstanding during the period	0.8%	0.2%	0.6%	0.3%	0.6%

The allowance for probable loan losses is applicable to the following types of loans as of June 30, 2003, 2002, 2001, 2000, and 1999 (dollars in thousands):

	2003		2002		2001		2000		1999
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,711	24.7%	$1,890	27.1%	$462	19.6%	$209	22.2%	$1,131	24.8%
Real estate - construction	970	19.4	1,109	27.8	837	26.7	829	28.1	146	27.4
Real estate – mortgage & land	987	47.5	1,025	38.0	689	47.0	490	42.9	456	44.2
Individuals	753	8.4	734	7.1	797	6.7	1,166	6.8	1,214	3.6
Unallocated	—	—	—	—	495	—	1,005	—	427	—

	$4,421	100.0%	$4,758	100.0%	$3,280	100.0%	$3,699	100.0%	$3,374	100.0%

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal years 2003, 2002 and 2001 can be found in the discussion of the “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $52,556,000 and $69,123,000 at June 27, 2003 and June 28, 2002, respectively. Prior to January 2003, the Bank funded its loans through short-term borrowings at the FHLB, internally generated deposits and brokered certificates of deposit. In early fiscal 2003, the Bank began offering of an FDIC NOW account to our brokerage customers. In January of 2003, Southwest Securities began using this product as one of the primary products in its cash management accounts. Consequently, the Bank now has in excess of $300 million ($322 million at June 27, 2003) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB.

Advances from Federal Home Loan Bank

The Bank finances a portion of its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 2-7 days (dollars in thousands):

	2003		2002		2001
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At June 30	$33,000	1.2%	$147,075	2.1%	$101,456	4.0%
Average during year	9,100	1.4%	101,869	2.7%	26,622	5.3%
Maximum month-end balance during year	147,500	—	147,075	—	101,456	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage Group

Our assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents.

Short-Term Borrowings. We have credit arrangements with commercial banks, including broker loan lines of up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. There were no borrowings under these arrangements at June 27, 2003.

We also have an irrevocable letter of credit agreement (aggregating $57,000,000 at June 27, 2003) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $76,298,000 at June 27, 2003. We also have unsecured letters of credit agreements aggregating $2,250,000 at June 27, 2003, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bears interest at the prime rate plus 3%, if drawn, and are renewable semi-annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At June 27, 2003, the total amount available for borrowings was $17,750,000. There were no amounts outstanding on this line at June 27, 2003.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs for the foreseeable future.

Exchangeable Subordinated Notes. On June 16, 1999, we issued $50 million of 5% Exchangeable Subordinated Notes (the “Notes”) due June 30, 2004. In July 1999, we issued an additional $7.5 million of the Notes as the underwriters exercised their over-allotment option. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of SWS, their cash equivalent. The Notes, which are in the form of DARTSSM, were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note’s maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight’s common stock is 20% or more greater than the DARTS’ issue price. If the average price of the Knight common stock is between the Note’s issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At June 27, 2003, SWS had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $7.3 million on the consolidated statements of financial condition.

Commitments and Contingencies. (in thousands):

	Payments Due
	Total	Less than 1	1-3 years	3-5 years	More than 5
Long-term debt (1)	$24,169	$—	$9,680	$1,160	$13,329
Capital leases (2)	1,271	1,016	255	—	—
Operating leases (3)	34,589	9,823	11,291	10,077	3,398

Total	$60,029	$10,839	$21,226	$11,237	$16,727

(1)	Long-term debt is comprised of the Notes of $7,284 and Advances from the FHLB with maturities greater than one year.
(2)	We have capital lease obligations of $1,248,000 at June 27, 2003. These obligations bear interest at a weighted average borrowing rate of 2.51% with principal and interest payable for 26-29 months from the date of financing. The capital leases are secured by computer equipment. Amounts noted include amounts representing interest of $23,000.
(3)	Of the $34.6 million in lease commitments, approximately $7.3 million has been reserved for as impaired.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of the broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See Note 17 to the Consolidated Financial Statements contained in this Report.

Banking Group

The Bank’s asset and liability management policy is intended to manage interest rate risk. First Savings accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “gap” data.

Liquidity is monitored daily to ensure the ability to support asset growth and lending needs, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB, vault cash, and advances from the FHLB. In addition, First Savings has borrowing capacity with the FHLB for the purpose of purchasing short-term funds should additional liquidity be needed. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

First Savings is subject to capital standards imposed by regulatory bodies, including the OTS and the FDIC. First Savings has historically met all the capital adequacy requirements to which it is subject.

We are in the process of filing an application with the OTS to create a new bank holding company. This new subsidiary could be used to issue trust preferred securities to facilitate additional capital at the Bank.

Cash Flow

Net cash used in operating activities totaled $23,216,000 and $8,718,000 in fiscal 2003 and 2001 compared to net cash provided by operations of $24,616,000 in fiscal 2002. In fiscal 2003, the net change in client accounts resulted in a positive cash flow from operations, while the primary uses of cash were net change in broker/dealer and clearing organization accounts and net change in loans held for sale. In fiscal 2002, the net change in client accounts and the net change in loans held for sale resulted in positive cash flow from operations, while the primary use of cash was increased assets segregated for regulatory purposes of $80,636,000. In fiscal 2001, an increase of $77,089,000 in loans held for sale was the primary use of cash in the operating cash flow. Net cash used in investing activities was $31,129,000, $38,038,000 and $68,380,000 in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, the Bank’s net increase in its loan portfolio was the primary reason for the change. In fiscal 2002, the Bank’s net decrease in its loan portfolio was the primary reason for the change. Net cash provided by financing activities totaled $104,274,000 in fiscal 2003, $6,975,000 in fiscal 2002 and $35,843,000 in fiscal 2001. In fiscal 2003, a decrease in advances from the FHLB and an increase in bank deposits were the primary reasons for the change. A decrease in bank deposits was the primary driver for the decrease in fiscal 2002.

Treasury Stock

In fiscal 2002, we repurchased 80,000 shares of our common stock for $1.3 million, or $16.56 per share, under a one million share repurchase plan authorized by our Board of Directors on November 1, 2000. In fiscal 2003, SWS Group repurchased 364,800 shares at a cost of $4,425,000 or $12.13 per share. In February 2003, the Board of Directors approved the repurchase of up to 500,000 additional SWS Group shares of common stock. On the date of approval, there were 336,200 authorized shares remaining. As a result of the action, there were 836,200 shares remaining that are authorized to be repurchased under the program. No shares have been repurchased since February 2003. The repurchase plan is currently set to expire in December 2003.

Additionally, we periodically purchase stock in the open market for certain employee benefit plans. This stock is classified as treasury stock in our consolidated financial statements, but would participate in future dividends declared by us. Approximately 25,000 shares were purchased in fiscal 2003 at a cost of $304,000 or $12.28 per share and 18,000 shares were purchased in 2002 at a cost of $356,000 or $19.52 per share.

MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, equity prices, and changes in credit ratings of the issuer. Our exposure to market risk is directly related to our role as a financial intermediary in customer-related transactions and to our proprietary trading activities.

Interest Rate Risk. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments. At the Bank, interest rate risk arises when an interest-earning asset matures or when its rate of interest changes in a timeframe different from that of the supporting interest-bearing liability.

Equity Price Risk. We are exposed to equity price risk as a result of making markets and taking proprietary positions in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

In accordance with the SEC’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased, which are in our trading portfolio, as well as marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$727	$1,212	$3,174	$29,566	$34,679
U.S. Government and Government agency obligations	2,112	1,855	4,444	208	8,619
Corporate obligations	620	10,933	(1,694)	7,341	17,200

Total debt securities	3,459	14,000	5,924	37,115	60,498
Corporate equity	—	—	—	5,326	5,326
Other	16,249	—	—	—	16,249

	$19,708	$14,000	$5,924	$42,441	$82,073

Weighted average yield
Municipal obligations	9.00%	4.19%	3.76%	8.99%	8.28%

U.S. Government and Government agency obligations	12.31%	3.55%	3.44%	9.21%	5.77%
Corporate obligations	6.56%	(14.81)%	6.32%	9.84%	(7.77)%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$5,599	$5,599

Exchangeable Subordinated Debt. In addition to the financial instruments included in the above table, we had 373,550 DARTS outstanding with a face value of $21.2 million. These Notes mature June 30, 2004 and bear a fixed coupon of 5%. Market risks associated with the DARTS include equity price risk, in that the amount that we will pay at maturity depends on the value of Knight common stock. As such, these Notes contain an embedded equity derivative that is subject to accounting treatment under SFAS No. 133. SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares.

Credit Risk. Credit risk arises from the potential nonperformance by counter-parties, customers or debt security issuers. We are exposed to credit risk as a trading counter-party to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure is also associated with customer margin accounts, which are monitored daily. We monitor exposure to industry sectors and individual securities and perform sensitivity analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

Managing Risk Exposure. We manage risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are well established and monitored on an ongoing basis. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. First Savings seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap”, by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counter-party risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees, who have the responsibility to review and manage risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued the following SFAS, which are applicable to us:

Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Financial Accounting Standards Board issued Financial Interpretation No. 46 (“FIN”) on January 17, 2003. Upon review of our investments, we have determined that we have one potential variable interest entity (“VIE”) as defined by FIN No. 46. This investment was created January 2, 2003 and according to FIN No. 46 would not be consolidated in our consolidated financial statements until the “first interim period beginning after June 15, 2003.” We have a 33.33% investment in this potential VIE, which provides option execution services. As of June 27, 2003, we have made an initial investment of $10,000, recorded our share of earnings of $75,000, and made loans to the entity totaling $475,000. We loaned $250,000 with an interest rate of 10% payable on June 27, 2003. The loan was not repaid and was subsequently extended. The second loan of $225,000 represents subordinated debt of the investment, bears interest at a rate of 3%, and matures on March 1, 2006. We also provide Options Clearing Corporation clearing services to the entity at cost. If we would have consolidated the entity at June 27, 2003, the effect on the Consolidated Financial Statements would be immaterial.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Issued in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this statement are effective, in general, for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect this pronouncement to have a material impact on the consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Issued in June 2003, this statement establishes standards for how SWS would classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement may apply to our minority interest in FSB Financial and FSB Development. The impact on our consolidated statement of financial condition is not expected to be material.

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this Report) that

•	predict or forecast future events,

•	depend on future events for their accuracy,

•	embody projections and assumptions, or

•	otherwise contain “forward-looking information.”

These statements may relate to anticipated changes in revenues or earnings per share, anticipated changes in our businesses or in the amount of client assets under management, anticipated expense levels or expectations regarding financial market conditions. We caution readers that any forward-looking information we provide is not a guarantee of future performance. Actual results may differ materially as a result of various factors, some of which are outside of our control.

Our business and future prospects may fluctuate due to numerous factors, such as:

•	the volume of trading in securities; the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the credit-worthiness of our correspondents in the event of a material adverse change in the values of margined securities;

•	the credit-worthiness of our counter-parties in securities lending transactions;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	the demand for investment banking services;

•	the ability to maintain investment management and administrative fees at current levels;

•	the ability to attract and retain key personnel;

•	the total value and composition of assets under management;

•	the credit-worthiness of our banking and margin customers;

•	the interest rate environment; and

•	the demand for housing in the North Texas area.

Our future operating results are also dependent upon our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements, which may have a substantial impact on our business and results of operations.

These factors and others which may materially alter our results are discussed in this Report in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our periodic reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.”

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share amounts)

2003	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$65,789	$66,356	$59,261	$72,075
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(232)	1,290	(715)	4,672
Net income (loss)	(310)	849	(710)	3,039
Comprehensive income (loss)	(690)	1,159	(655)	4,255
Earnings per share – basic
Net income (loss)	$(0.02)	$0.05	$(0.04)	$0.18
Earnings per share – diluted
Net income (loss)	$(0.02)	$0.05	$(0.04)	$0.18
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$16.80	$15.10	$17.20	$21.60
Low	$9.78	$10.02	$11.88	$13.78

2002 (1)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$87,369	$90,986	$77,519	$76,276
Income (loss) before income taxes and minority interest in consolidated subsidiaries	3,339	2,685	1,529	(14,938)
Net income (loss)	1,930	822	484	(10,420)
Comprehensive loss	(5,563)	(1,314)	(2,859)	(13,973)
Earnings per share – basic
Net income (loss)	$0.11	$0.05	$0.03	$(0.60)
Earnings per share – diluted
Net income (loss)	$0.11	$0.05	$0.03	$(0.60)
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$22.05	$26.60	$27.26	$21.99
Low	$15.27	$16.55	$17.59	$17.85

(1)	Quarterly amounts restated for the change in accounting for our investment in CSS from the cost basis to the equity method. Previously reported amounts for fiscal 2002 consolidated operating results were as follows:

2002	1st Qtr.	2nd Qtr.	3rd Qtr.
Income before income taxes and minority interest in consolidated subsidiaries	$3,951	$3,542	$2,395
Net income	2,328	1,379	1,047
Comprehensive loss	(5,165)	(757)	(2,296)
Earnings per share – basic	$0.14	$0.08	$0.06
Earnings per share – diluted	$0.13	$0.08	$0.06

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

CONTROLS AND PROCEDURES

The management of SWS, including the principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and the Securities Exchange Act of 1934) as of June 27, 2003. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of June 27, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Report is made known to them by others on a timely basis. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending June 27, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see “Business-Executive Officers of the Registrant.” The information under the heading “Proposal One - Election of Directors” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED SHAREHOLDER MATTERS

The information under the heading “Stock Ownership of Principal Owners and Management” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Proposal One - Election of Directors” and under the heading “Interest of Certain Persons in Matters to be Acted Upon” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the subheading “Fees Paid to Independent Accountants” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 240.14a (6)(c) within 120 days after our fiscal year end is incorporated herein by reference.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

AND REPORTS ON FORM 8-K

(a)	List of documents filed as a part of the report:

1.	Financial statements required by this Item are either listed in the index appearing on page F-1 of this report or have been previously filed with the SEC.
2.	The following consolidated financial statement schedules of the Registrant and its subsidiaries, and Independent Auditors’ Reports thereon, are attached hereto as required by Item 14 (d):

Exhibit Number
S-1	Schedule I – Condensed Financial Information of Registrant

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 14(d):

Exhibit Number

2.1	Agreement and Plan of Reorganization dated as of August 10, 1999 between the Registrant and ASBI Holdings, Inc. incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

3.1	Certificate of Incorporation of the Registrant incorporated by reference to the Registrant’s Registration Statement No. 33-42338 filed August 21, 1991

3.2	By-laws of the Registrant incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement No. 33-42338 filed October 7, 1991

3.3	Certificate of Amendment of Certificate of Incorporation incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 25, 1997

10.1+	Deferred Compensation Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

10.2+	Employee Stock Purchase Plan incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)

10.3+	Stock Option Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.4+	Phantom Stock Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.5+	1997 Stock Option Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.6+	Stock Purchase Plan (Restated) incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999

10.7+	Agreement between Registrant and David Glatstein, effective as of December 28, 2001 incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 26, 2002

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of KPMG LLP

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith
+	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K:

SWS filed the following Current Reports on Form 8-K during the three-month period ended June 27, 2003:

Date Filed	Description
April 9, 2003	Reported under Item 5. Other Events. Amendment of Registration Statement No. 333-65073 to increase the number of shares of Common Stock which are issuable as a consequence of stock dividends and an anti-dilution adjustment.
April 23, 2003	Reported under Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition. SWS’s expectation of a loss of approximately 4 cents per share for the quarter ended March 28, 2003. Press release attached thereto.
April 23, 2003	Reported under Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition. SWS’s financial results for the quarter ended March 28, 2003. Press release attached thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

September 25, 2003	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 25, 2003	/S/ Don A. Buchholz
(Date)	(Signature)
Don A. Buchholz
Chairman of the Board

September 25, 2003	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director and Chief Executive Officer
(Principal Executive Officer)

September 25, 2003	/S/ Kenneth R. Hanks
(Date)	(Signature)
Kenneth R. Hanks
Chief Financial Officer
(Principal Financial Officer)

September 25, 2003	/S/ Stacy Hodges
(Date)	(Signature)
Stacy Hodges
Principal Accounting Officer
(Principal Accounting Officer)

September 25, 2003	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

September 25, 2003	/S/ J. Jan Collmer
(Date)	(Signature)
J. Jan Collmer
Director

September 25, 2003
(Date)	(Signature)
Ronald W. Haddock
Director

September 25, 2003	/S/ R. Jan LeCroy
(Date)	(Signature)
R. Jan LeCroy
Director

September 25, 2003
(Date)	(Signature)
Frederick R. Meyer
Director

September 25, 2003	/S/ Jon L. Mosle, Jr.
(Date)	(Signature)
Jon L. Mosle, Jr.
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 27, 2003 and June 28, 2002

(in thousands, except par values and share amounts)

	2003	2002
Assets
Cash	$74,706	$24,777
Assets segregated for regulatory purposes	441,184	442,707
Marketable equity securities available for sale	5,599	3,932
Receivable from brokers, dealers and clearing organizations	2,488,008	1,770,055
Receivable from clients, net	297,238	467,131
Loans held for sale, net	201,265	103,124
Loans, net	366,008	345,538
Securities owned, at market value	122,693	103,888
Goodwill, net of accumulated amortization	7,558	6,493
Other assets	87,825	96,008

	$4,092,084	$3,363,653

Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$37,600
Payable to brokers, dealers and clearing organizations	2,405,427	1,764,741
Payable to clients	705,474	747,534
Deposits	528,515	265,370
Securities sold, not yet purchased, at market value	40,620	19,657
Drafts payable	29,331	34,531
Advances from Federal Home Loan Bank	49,885	160,468
Other liabilities	73,953	69,920
Exchangeable subordinated notes	7,284	6,785

	3,840,489	3,106,606

Minority interest in consolidated subsidiaries	1,822	1,762

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, Issued 17,707,998 and outstanding 16,957,287 shares in 2003; issued 17,601,705 and outstanding 17,240,570 shares in 2002	1,770	1,760
Additional paid-in capital	243,683	247,199
Retained earnings	1,217	—
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $6,824 in 2003 and $6,177 in 2002	12,673	11,472
Deferred compensation, net	1,549	1,502
Treasury stock (750,711 shares in 2003 and 361,135 shares in 2002, at cost)	(11,119)	(6,648)

Total stockholders’ equity	249,773	255,285
Commitments and contingencies

	$4,092,084	$3,363,653

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

Years ended June 27, 2003, June 28, 2002 and June 29, 2001

(in thousands, except share and per share amounts)

	2003	2002	2001
Net revenues from clearing operations	$19,267	$31,056	$50,017
Commissions	83,591	75,334	66,370
Interest	97,304	125,119	249,427
Investment banking, advisory and administrative fees	25,589	42,215	35,739
Net gains on principal transactions (including net gains on the sale of Knight Trading Group, Inc. (“Knight”) common stock of $24,251 in 2002 and $15,480 in 2001)	18,515	41,540	45,086
Other	19,215	16,886	24,063

	263,481	332,150	470,702

Commissions and other employee compensation	128,650	138,525	145,000
Interest	39,885	65,807	171,578
Occupancy, equipment and computer service costs	33,674	53,909	35,390
Communications	15,305	19,539	16,216
Floor brokerage and clearing organization charges	6,416	8,054	6,507
Advertising and promotional	3,708	7,848	15,429
Other	30,828	45,853	45,620

	258,466	339,535	435,740

Income (loss) before income tax expense (benefit) and minority interest in consolidated subsidiaries	5,015	(7,385)	34,962
Income tax expense (benefit)	1,041	(1,352)	11,301

Income (loss) before minority interest in consolidated subsidiaries	3,974	(6,033)	23,661
Minority interest in consolidated subsidiaries	(1,551)	(1,151)	(2,384)

Income (loss) before extraordinary item and cumulative effect of change in accounting principles	2,423	(7,184)	21,277
Extraordinary gain, net of tax of $240	445	—	—
Cumulative effect of change in accounting principles, net of tax of $1,548	—	—	(2,874)

Net income (loss)	2,868	(7,184)	18,403
Other comprehensive income (loss):
Holding gain (loss) arising during period, net of tax of $583 in 2003, $570 in 2002, and $8,788 in 2001	1,511	(2,084)	(17,213)
Reclassification for hedging activities, net of tax of $167 in 2003; $713 in 2002 and $4,881 in 2001	(310)	1,322	25,073
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $8,488 in 2002 and $5,419 in 2001	—	(15,763)	(10,061)

Net income (loss) recognized in other comprehensive income (loss)	1,201	(16,525)	(2,201)

Comprehensive income (loss)	$4,069	$(23,709)	$16,202

Earnings per share – basic
Income (loss) before extraordinary item and cumulative effect of change in accounting principles	$0.14	$(0.42)	$1.22
Extraordinary item, net of tax	0.03	—	—
Cumulative effect of change in accounting principles, net of tax	—	—	(0.16)

Net income (loss)	$0.17	$(0.42)	$1.06

Weighted average shares outstanding – basic	16,950,561	17,215,592	17,408,922

Earnings per share – diluted
Income (loss) before extraordinary item and cumulative effect of change in accounting principles	$0.14	$(0.42)	$1.21
Extraordinary item, net of tax	0.03	—	—
Cumulative effect of change in accounting principles, net of tax	—	—	(0.16)

Net income (loss)	$0.17	$(0.42)	$1.05

Weighted average shares outstanding – diluted	16,997,078	17,215,592	17,500,776

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 27, 2003, June 28, 2002 and June 29, 2001

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in capital	Retained earnings	Accumulated other comprehensive income	Deferred compensation net	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at June 30, 2000	15,910,152	$1,591	$215,620	$43,809	$30,198	$634	(17,636)	$(712)	$291,140
Net income	—	—	—	18,403	—	—	—	—	18,403
Unrealized holding loss, net of tax of $8,788	—	—	—	—	(17,213)	—	—	—	(17,213)
Reclassification for hedging activities, net of tax of $4,881	—	—	—	—	25,073	—	—	—	25,073
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $5,419	—	—	—	—	(10,061)	—	—	—	(10,061)
Cash dividends ($0.33 per share)	—	—	—	(5,701)	—	—	—	—	(5,701)
Exercise of stock options	27,879	3	861	(277)	—	—	—	—	587
Adjustment for fractional shares on stock dividend declared on May 4, 2000	(148)	—	(6)	6	—	—	(143)	—	—
Stock dividend declared on May 3, 2001	1,571,888	157	35,750	(35,907)	—	—	(3,896)	—	—
Repurchase of treasury stock, at cost	—	—	—	—	—	—	(219,000)	(3,797)	(3,797)
Issuance of common stock and amortization of deferred compensation expense for Stock Purchase Plan	—	—	—	—	—	72	—	—	72
Deferred compensation plan, net	—	—	—	—	—	435	(21,182)	(435)	—

Balance at June 29, 2001	17,509,771	1,751	252,225	20,333	27,997	1,141	(261,857)	(4,944)	298,503
Net income (loss)	—	—	—	(7,184)	—	—	—	—	(7,184)
Unrealized holding loss, net of tax of $570	—	—	—	—	(2,084)	—	—	—	(2,084)
Reclassification for hedging activities, net of tax of $713	—	—	—	—	1,322	—	—	—	1,322
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $8,488	—	—	—	—	(15,763)	—	—	—	(15,763)
Cash dividends ($0.40 per share)	—	—	—	(6,886)	—	—	—	—	(6,886)
Exercise of stock options	92,550	9	1,974	(353)	—	—	—	—	1,630
Compensation expense on option exercise	—	—	294	—	—	—	—	—	294
Adjustment for fractional shares on stock dividend declared on May 3, 2001	(616)	—	(17)	17	—	—	(146)	—	—
Spin-off of Westwood Holdings Group, Inc, (“Westwood Group”)	—	—	(10,536)	(5,927)	—	—	—	—	(16,463)
Compensation expense on Westwood Group spin-off	—	—	2,741	—	—	—	—	—	2,741
Gain on sale of Westwood Group common stock	—	—	518	—	—	—	—	—	518
Repurchase of treasury stock, at cost	—	—	—	—	—	—	(80,000)	(1,325)	(1,325)
Forfeiture of common stock and amortization of deferred compensation expense for Stock Purchase Plan	—	—	—	—	—	5	(898)	(23)	(18)
Deferred compensation plan, net	—	—	—	—	—	356	(18,234)	(356)	—

Balance at June 28, 2002	17,601,705	1,760	247,199	—	11,472	1,502	(361,135)	(6,648)	255,285
Net income	—	—	—	2,868	—	—	—	—	2,868
Unrealized holding gain, net of tax of $583	—	—	—	—	1,511	—	—	—	1,511
Reclassification of hedging activities, net of tax of $167	—	—	—	—	(310)	—	—	—	(310)
Cash dividends ($0.40 per share)	—	—	(5,702)	(1,067)	—	—	—	—	(6,769)
Exercise of stock options	106,293	10	2,186	(584)	—	—	—	—	1,612
Repurchase of treasury stock, at cost	—	—	—	—	—	—	(364,800)	(4,424)	(4,424)
Deferred compensation plan, net	—	—	—	—	—	47	(24,776)	(47)	—

Balance at June 27, 2003	17,707,998	$1,770	$243,683	$1,217	$12,673	$1,549	(750,711)	$(11,119)	$249,773

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 27, 2003, June 28, 2002 and June 29, 2001

(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,868	$(7,184)	$18,403
Extraordinary item	(445)	—	—
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,150	9,218	5,340
Provision for doubtful accounts	669	4,109	4,385
Provisions for loss on mortgage loans	3,423	—	—
Deferred income tax benefit (expense)	3,142	2,007	(7,699)
Deferred compensation	219	(570)	(273)
Gain on sale of fixed assets	(104)	—	—
Gain on sale of Mydiscountbroker.com	(4,200)	—	—
Impairment of leases & fixed assets	1,064	2,598	—
Gain on sale of marketable equity securities	—	(24,251)	(15,480)
Reclassification from other comprehensive loss under SFAS No. 133	21	253	2,199
Equity in undistributed (earnings) loss on investments	1,815	2,931	1,138
Write-off of investment in CSS and related goodwill	—	4,017	—
Gain on sale of First Consumer Credit LLC (“First Consumer”)	—	(1,163)	—
Compensation expense on spin-off of Westwood Group	—	3,976	—
Compensation expense on stock options	—	294	—
Net change in minority interest in consolidated subsidiaries	60	(557)	1,208
Cumulative effect of change in accounting principle, net of tax	—	—	2,874
Change in operating assets and liabilities:
Decrease (increase) in assets segregated for regulatory purposes	1,523	(80,636)	34,703
Net change in broker, dealer and clearing organization accounts	(77,267)	(17,260)	29,969
Net change in client accounts	132,217	56,417	33,817
Net change in loans held for sale	(98,141)	50,494	(77,089)
Decrease (increase) in securities owned	(18,120)	29,072	(21,808)
Decrease (increase) in other assets	4,350	(6,475)	(15,293)
Increase (decrease) in drafts payable	(5,200)	4,911	(2,072)
Increase (decrease) in securities sold, not yet purchased	20,963	(8,993)	3,361
Increase (decrease) in other liabilities	2,777	1,408	(6,401)

Net cash (used in) provided by operating activities	(23,216)	24,616	(8,718)

Cash flows from investing activities:
Loan originations and purchases, net of repayments	(26,182)	(28,459)	(73,525)
Purchase of fixed assets	(4,795)	(6,460)	(6,927)
Proceeds from the sale of fixed assets	111	—	—
Proceeds from sale of marketable equity securities	—	5,063	11,488
Cash paid for O’Connor & Company Securities, Inc., net of cash acquired	(1,065)	(1,126)	—
Cash received from sale of First Consumer	—	1,050	—
Cash paid on investments	(1,643)	(5,077)	—
Cash paid to CSS to finance operations	(1,625)	—	—
Net cash received from purchase of insurance agencies	710	—	—
Cash received on the sale of Mydiscountbroker	3,360	—	—
Cash held by Westwood Group at June 28, 2002	—	(3,029)	—
Cash acquired in purchase of May Financial, net of payment for purchase	—	—	584

Net cash used in investing activities	(31,129)	(38,038)	(68,380)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(37,600)	37,600	(79,255)
Payments on capital leases	(901)	—	—
Increase (decrease) in deposits	263,145	(70,911)	70,477
Increase (decrease) in advances from Federal Home Loan Bank	(110,583)	46,991	70,609
Payment to repurchase 5% exchangeable subordinated notes	—	—	(16,981)

(continued)

(continued)

	2003	2002	2001
Payment of cash dividends on common stock – Parent	(6,769)	(6,886)	(5,701)
Proceeds from exercise of stock options	1,406	1,506	491
Proceeds related to Deferred Compensation Plan	304	356	435
Purchase of treasury stock	(4,728)	(1,681)	(4,232)

Net cash provided by financing activities	104,274	6,975	35,843

Net increase (decrease) in cash	49,929	(6,447)	(41,255)
Cash at beginning of year	24,777	31,224	72,479

Cash at end of year	$74,706	$24,777	$31,224

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$40,674	$69,981	$175,770

Taxes	$—	$4,011	$18,160

Supplemental schedule of non-cash investing and financing activities:
Write-off of correspondent margin loan	$1,924	$—	$—

Purchase of property through capital leases	$1,847	$323	$—

Purchase of Insurance Agency	$445	$—	$—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. (“Parent”), formerly Southwest Securities Group, Inc., and its consolidated subsidiaries listed below (collectively, “SWS”):

Brokerage Group
Southwest Securities, Inc.*	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Southwest Clearing Corp.	“Southwest Clearing”
May Financial Corporation	“May Financial”
Mydiscountbroker.com, Inc.	“Mydiscountbroker”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
First Savings Bank, FSB	“First Savings” or “Bank”
FSBF, LLC (75%)	“FSBF”
FSB Financial, LTD (73.5%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
SWS Technologies Corporation	“SWS Technologies”
Southwest Financial Insurance Agency, Inc.	“SWS Insurance”
Southwest Insurance Agency, Inc.	“
Southwest Insurance Agency of Alabama	“

*	On February 3, 2003, SWS Securities, Inc. changed its name to Southwest Securities, Inc.

Brokerage Group. Southwest Securities is a New York Stock Exchange (“NYSE”) registered broker/dealer, and SWS Financial, Southwest Clearing and May Financial are National Association of Securities Dealers (“NASD”) registered broker/dealers under the Securities Exchange Act of 1934 (“1934 Act”).

In a cash transaction in August 2001, SWS acquired O’Connor & Company Securities, Inc. (“O’Connor”) which had assets totaling $1.2 million. SWS recorded approximately $744,000 in goodwill on the transaction. The operations of O’Connor, which engaged in the origination, sale and trading of taxable and tax-exempt municipal bonds, were merged into Southwest Securities, and O’Connor ceased operation as a separate broker/dealer in the third quarter of fiscal 2002. Additionally, contingent consideration based upon future operating performance will be calculated on an annual basis extending through July 2005 in accordance with the acquisition agreement. The maximum additional earn-out consideration per the acquisition agreement is $2,500,000. As of June 27, 2003, goodwill of $2,048,000 was recorded related to this transaction.

On October 2, 2001, a bankruptcy court awarded Southwest Securities the accounts of a Midwest NASD broker/dealer. The Securities Investor Protection Corporation (“SIPC”) assumed responsibility for the accounts when the Midwest broker/dealer reported that it was in violation of minimum capital requirements and its accounts were transferred to the SWS’s wholly-owned subsidiary, Southwest Clearing, in October 2001. In April 2002, all remaining customer accounts were transferred to Southwest Securities from Southwest Clearing. Southwest Clearing is currently an inactive broker/dealer.

On April 22, 2003, SWS Group, Inc. and Mydiscountbroker signed a definitive agreement to sell the accounts of Mydisountbroker to Ameritrade, Inc. and Ameritrade Canada, Inc., subsidiaries of Ameritrade Holding Corporation (“Ameritrade”). The purchase price was based on the actual accounts transferred at closing, which was completed on June 13, 2003. Mydisountbroker had approximately 16,500 accounts. The sales price was $4,200,000, for an after-tax gain to SWS of $2,730,000.

Asset Management Group. On December 12, 2001, the Westwood Group was formed by SWS to be a holding company for two of the businesses that substantially comprised the asset management segment of SWS. Prior to December 14, 2001, the Westwood Group had no assets or operations. On December 14, 2001, SWS contributed all of the issued and outstanding common stock of two wholly owned subsidiaries, Westwood Management and Westwood Trust to the Westwood Group and announced its intention to spin-off the Westwood Group to SWS’s stockholders. For financial statement purposes, the Westwood Group accounted for the contribution of Westwood Management and Westwood Trust to the Westwood Group as a reorganization of entities under common control at historical cost.

Also on December 14, 2001, SWS sold 1,065 shares of the Westwood Group’s common stock, constituting 19.8% of the Westwood Group’s outstanding common stock, to five of the Westwood Group’s executive officers for a cash consideration of $4,093,000, a price premised upon an understanding reached in October 2001 that SWS would sell the shares of Westwood Group common stock based on their value at September 30, 2001, after applying appropriate valuation discounts. The shares sold to management were not distributed in the spin-off. The difference between the book value of the minority interest and the purchase price at the date the sale was recorded by SWS as an increase of $518,000 to its additional paid-in capital.

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

The difference between the fair value for financial reporting purposes of the stock on December 14, 2001, $7,512,000, and the fair value of the note, $3,536,000, was recorded as an equity-based compensation charge of $3,976,000. The difference between the value of the stock, $7,512,000, and the cash consideration paid to SWS of $4,093,000, is an expense incurred by SWS for the Westwood Group and is reflected as an equity-based compensation expense with the offset as a contribution to the Westwood Group’s additional paid-in capital. On a consolidated basis, 80.18% of this charge, or $2,741,000, is reflected in SWS’s stockholders’ equity as additional paid-in capital. The remainder of the equity-based compensation expense is the difference between the face and fair value of the notes, $557,000.

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

In February 2002, Westwood filed its registration statement on Form 10 with the Securities and Exchange Commission (“SEC”). In June 2002, the SEC declared Westwood’s registration statement effective. Record date for the spin-off was June 17, 2002, with a distribution date of June 28, 2002. One share of Westwood stock was distributed to SWS’s stockholders for every four shares of SWS’s stock owned as of the close of business on the record date. Because the spin-off occurred on June 28, 2002, Westwood’s statement of financial condition was not included in the consolidated statement of financial condition as of that date; however, SWS’s share of Westwood’s operations was included in the consolidated statements of income (loss) and comprehensive income (loss) for fiscal 2002. See Note 2.

Southwest Advisors, although dormant, is a registered investment advisor under the Investment Advisors Act of 1940.

Banking Group. First Savings is a federally chartered savings association regulated by the Office of Thrift Supervision. FSB Financial purchases non-prime automobile loans and FSB Development develops single-family residential lots.

First Savings increased its ownership interest in FSBF from 50% to 75% and in FSB Financial from 49% to 73.5% in August 2001, recording goodwill of $1,256,000 on the acquisition.

In October 2001, First Savings sold its interest in its minority-owned subsidiary First Consumer Credit, LLC (“First Consumer”), receiving $1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. (“USHS”), a company publicly traded on NASDAQ. The shares of USHS were paid to the Parent as a dividend and were recorded at fair market value. A gain of approximately $1,163,000 was recorded on the sale of First Consumer in other income in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Under the terms of the sales agreement, an additional 91,000 shares of U.S. Home Systems, Inc. (“USHS”) stock was held in escrow issuable in October 2003 provided no material contingencies related to the operations of First Consumer were discovered. As of June 2003, SWS has not been notified of any contingencies that would prevent the issuance of these shares. As of September 2, 2003, USHS had a market price per share of $10.40.

Other Consolidated Entities. In the first quarter of fiscal 2003, SWS sold SWS Technologies’ Internet service provider (“ISP”) customer list and accounts receivable to a third party for $75,000. During the fiscal year 2003, SWS completed the transition of these accounts with no additional compensation.

Effective April 28, 2003, Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, Southwest Insurance Agency of Alabama, became consolidated subsidiaries of SWS due to the purchase by SWS of the outstanding stock of Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc. As a result of this transaction and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” SWS recognized an extraordinary gain, net of tax of $445,300. SFAS No. 141 requires that any excess cost should be recorded as an extraordinary gain as excess cost can no longer be recorded as goodwill. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, hold insurance agency licenses in forty-two states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities, Inc. and SWS Financial Services.

Consolidated Financial Statements. The annual consolidated financial statements of SWS are prepared as of the close of business on the last Friday of June. All significant intercompany balances and transactions have been eliminated.

(b) Cash & Cash Equivalents

For the purposes of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in depository accounts. In addition, all highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents. Assets segregated for regulatory purposes are not included as cash equivalents for purposes of the consolidated statements of cash flows because such assets are segregated for the benefit of customers only.

(c) Securities Transactions

Proprietary securities transactions in regular-way trades are recorded on a trade date basis, as if they had settled. Clients’ securities and commodities transactions are reported on a settlement date basis with the related commission income and expenses reported on a trade date basis.

(d) Securities Owned

Marketable securities are carried at quoted market value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the consolidated statements of income (loss) and comprehensive income (loss). SWS records the market value of securities owned on a trade date basis.

(e) Loans Held for Sale

Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis. Discounts are amortized using a method approximating the interest method over the remaining period to contractual maturity. Loans held for sale consist of first mortgage loans and home improvement loans, which have been purchased but not yet sold in the secondary market. Gains and losses on the sale of loans held for sale are determined using the specific identification method. At June 27, 2003, June 28, 2002 and June 29, 2001, the cost of loans held for sale approximated market.

(f) Loans and Allowance for Probable Loan Losses

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

Impaired loans (as defined by SFAS No. 114 and as amended by SFAS No. 118) are accounted for at the net present value of expected future cash flows, discounted at the loan’s effective interest rate, the observable market price of the loan or at the fair value of the collateral if the loan is collateral dependent.

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

(g) Depreciation and Amortization

Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term (up to 9 years) using the straight-line method.

Goodwill resulting from acquisitions made prior to June 30, 2001, which represented the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over periods ranging from ten to forty years. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The statement also provides specific guidance for impairment testing. Provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year to all goodwill and other intangible assets recognized in the financial statements at that date. Therefore, SWS applied the provisions of SFAS No. 142 in accordance with the transition provisions of SFAS No. 142 during fiscal 2003.

In accordance with the transition provisions of SFAS No. 142, SWS performed the first step of transition impairment testing, by determining the fair value of the reporting units with goodwill, during the second quarter of fiscal 2003. Based on the results of the valuation, SWS’s goodwill balance was not impaired. SWS has two reporting units with goodwill - Southwest Securities and the Bank. Changes in the carrying value of goodwill during the twelve-month period ended June 27, 2003, by company and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 28, 2002	$5,237	$1,256	$6,493
Arising from earn-out provision of completed business combination	1,065	—	1,065

Balance, June 27, 2003	$6,302	$1,256	$7,558

Prior to the spin-off of the Westwood Group and the write-off of the Parent’s equity method investment in Comprehensive Software Systems, Ltd. (“CSS”), see Note 9, in the fourth quarter of fiscal 2002, both the Asset Management Group and Other Consolidated Entities reported goodwill. Changes in the carrying amount of goodwill for the fiscal years ended June 29, 2001 and June 28, 2002 by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Balance, June 30, 2000	$4,546	$2,412	$—	$1,784	$8,742
Arising from completed business combinations	153	—	—	—	153
Amortization expense	(217)	(73)	—	(302)	(592)
Balance, June 29, 2001	4,482	2,339	—	1,482	8,303
Arising from completed business combinations	983	—	1,256	—	2,239
Amortization expense	(228)	(37)	—	(371)	(636)
Adjustment to equity method goodwill	—	—	—	(178)	(178)
Write-off of CSS Inv.	—	—	—	(933)	(933)
Spin-off of Westwood	—	(2,302)	—	—	(2,302)

Balance, June 28, 2002	$5,237	$—	$1,256	$—	$6,493

In accordance with SFAS No. 142, SWS ceased amortizing its goodwill at the date of adoption, and recorded no amortization expense in the fiscal year 2003. SWS recorded amortization expense of $592,000 and $636,000 ($384,000 and $413,400 after tax) for the fiscal years 2001 and 2002, including $302,000 and $371,000 related to SWS’ equity method investment in CSS. The following table adjusts net income and earnings per share – basic & diluted - to exclude the amortization of goodwill as if SFAS No. 142 had been adopted on June 30, 2000 (in thousands, except per share amounts):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net income (loss), as reported	$2,868	$(7,184)	$18,403
Amortization expense, net of tax	—	413	384

Adjusted net income (loss)	$2,868	$(6,771)	$18,787

Earnings per share – basic
Net income (loss), as reported	$0.17	$(0.42)	$1.06
Amortization expense, net of tax	—	0.03	0.02

Adjusted net income (loss)	$0.17	$(0.39)	$1.08

Earnings per share – diluted
Net income (loss), as reported	$0.17	$(0.42)	$1.05
Amortization expense, net of tax	—	0.03	0.02

Adjusted net income (loss)	$0.17	$(0.39)	$1.07

(h) Drafts Payable

In the normal course of business, SWS uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through SWS’s bank and are sent to SWS daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(i) Reverse Repurchase and Repurchase Agreements

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

(j) Federal Income Taxes

SWS and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k) Earnings Per Share

SWS complies with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised.

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

(m) Stock-Based Compensation

At June 27, 2003, SWS had two stock option plans, SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS’s common stock for issuance to eligible employees of SWS or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS’s common stock for eligible employees or potential employees of SWS or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. Options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

At the discretion of the Compensation Committee, the stock options outstanding, as well as the options’ exercise prices, were adjusted as noted in the table in Note 18 to reflect stock dividends declared by SWS. In fiscal 2002, all stock options and exercise prices were adjusted to reflect the spin-off of the Westwood Group. Shares issued and remaining for future issuance under these option plans reflect stock dividends issued by SWS, as well as the adjustment for the Westwood Group spin-off.

The following table sets forth certain information concerning all equity compensation plans approved by the stockholders and all equity compensation plans not required to be approved by the stockholders as of June 27, 2003. The 1996 Plan was approved by SWS’s stockholders, while the 1997 Plan was not and was not required to be approved by SWS’s stockholders.

	Equity Compensation Plan Information as of June 27, 2003
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,713,197	$18.23	2,411,592
Equity compensation plans not required to be approved by stockholders	99,334	$18.05	147,373

	1,812,531	$18.22	2,558,965

A summary of the status of SWS’s outstanding stock options as of June 27, 2003, June 28, 2002 and June 29, 2001 is presented below:

	2003		2002		2001
	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	1,688,176	$19.16	1,169,650	$24.57	775,753	$24.71
Granted	398,140	13.48	393,652	19.15	394,315	28.27
Exercised	(106,293)	13.24	(92,550)	16.28	(27,879)	15.88
Forfeited	(167,492)	19.61	(97,138)	25.03	(78,945)	26.57
Adjustment for Westwood Group spin-off	—		314,562	—	—	—
Adjustment for stock dividends	—		—	—	106,406	—

Outstanding, end of period	1,812,531	$18.22	1,688,176	$19.16	1,169,650	$24.57

Exercisable, end of period	935,273		797,698		377,232

Weighted-average fair value of options granted during fiscal year	$5.26		$6.13		$13.19

The following table summarizes information for the stock options outstanding at June 27, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$10.92 - $16.34	1,070,300	7.4	$14.05	443,660	$13.71
$16.47 - $23.39	426,528	6.8	$22.77	245,498	$22.73
$25.40 - $33.61	315,703	6.0	$26.20	246,115	$26.20

$10.92 - $33.61	1,812,531	7.0	$18.22	935,273	$19.36

SWS accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if SWS had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. (in thousands, except per share amounts):

	2003		2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss):
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$2,423	$537	$(7,184)	$(9,045)	$21,277	$19,842
Extraordinary item	445	445	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(2,874)	(2,874)

Net income (loss)	$2,868	$982	$(7,184)	$(9,045)	$18,403	$16,968

	2003		2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share - basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.14	$0.03	$(0.42)	$(0.53)	$1.22	$1.14
Extraordinary item	0.03	0.03	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.16)	(0.16)

Net income (loss)	$0.17	$0.06	$(0.42)	$(0.53)	$1.06	$0.98

Earnings per share - diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.14	$0.03	$(0.42)	$(0.53)	$1.21	$1.13
Extraordinary item	0.03	0.03	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.16)	(0.16)

Net income (loss)	$0.17	$0.06	$(0.42)	$(0.53)	$1.05	$0.97

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001:

	2003	2002	2001
Expected volatility	52%	51%	52%
Risk-free interest rate	3.15%	4.16%	5.97%
Expected dividend yield	2.57%	2.57%	1.45%
Expected life	5 years	5 years	5 years

(n) Treasury Stock

In fiscal 2002, SWS repurchased 80,000 shares of its common stock for $1,325,000, or $16.56 per share, under a one million share repurchase plan authorized by its Board of Directors on November 1, 2000. In fiscal 2003, SWS repurchased 364,800 shares at a cost of $4,425,000 or $12.13 per share. In February 2003, the Board of Directors of SWS approved the repurchase of up to 500,000 additional SWS shares of common stock. On the date of approval, there were 336,200 authorized shares remaining. As a result of the action, there were 836,200 shares remaining that are authorized to be repurchased under the program. No shares have been repurchased since February 2003. The repurchase plan is currently set to expire in December 2003. Treasury stock is also repurchased periodically under SWS’s Deferred Compensation Plan (Note 19).

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

(p) Fair Value of Financial Instruments

Substantially all of SWS’s brokerage assets and liabilities are carried at market value or at amounts, which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale and loans receivable was $574,659,000 at June 27, 2003 and $448,757,000 at June 28, 2002.

SWS’s short-term borrowings, if recalculated based on current interest rates, would not significantly differ from the amounts recorded at June 28, 2002. There were no borrowings at June 27, 2003.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of deposits was $528,515,000 at June 27, 2003 and $272,595,000 at June 28, 2002. The carrying amount of advances from the FHLB approximates fair value at June 27, 2003 and June 28, 2002.

The 5% Exchangeable Subordinated Notes (“Notes”) are recorded at their fair value on the consolidated statements of financial condition in accordance with SFAS No. 133, “Accounting for Derivative

Instruments and Hedging Activities”, as amended. The fair value of the notes was determined by prices quoted in the open market by a third party capital markets firm and considers the valuation changes associated with the derivatives identified with such notes (Note 16).

(q) Accounting Pronouncements

The Financial Accounting Standards Board has recently issued the following SFAS, which are applicable to SWS:

Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. The Financial Accounting Standards Board issued FIN No. 46 on January 17, 2003. Upon review of its investments, SWS has determined that it has one potential variable interest entity (“VIE”) as defined by FIN No. 46. This investment was created January 2, 2003 and according to FIN No. 46 would not be consolidated in our consolidated financial statements until the “first interim period beginning after June 15, 2003.” We have a 33.33% investment in this potential VIE, which provides option execution services. As of June 27, 2003, we have made an initial investment of $10,000, recorded our share of earnings of $75,000, and made loans to the entity totaling $475,000. We loaned $250,000 with an interest rate of 10% payable on June 27, 2003. The loan was not repaid and was subsequently extended. The second loan of $225,000 represents subordinated debt of the investment, bears interest at a rate of 3%, and matures on March 1, 2006. We also provide “Options Clearing Corporation (“OCC”) clearing services to the entity at cost. The effect on the consolidated financial statements would be immaterial, if we would have consolidated the entity at June 27, 2003.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Issued in April 2003, this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and hedging Activities. The provisions of this statement are effective, in general, for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SWS does not expect this pronouncement to have a material impact on the consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Issued in June 2003, this statement establishes standards for how SWS would classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement may apply to SWS’s minority interest in FSB Financial and FSB Development. The impact on SWS’s consolidated statement of financial condition is not expected to be material.

2. SPIN-OFF OF WESTWOOD GROUP

On June 28, 2002, SWS completed the spin-off of the Westwood Group. See Note 1. Summarized financial information of the Westwood Group is as follows (in thousands):

	2002	2001
Revenues	$20,575	$18,018
Operating expenses	17,275	10,404

	3,300	7,614
Income taxes	2,652	2,909

Net income	$648	$4,705

Total assets	$20,976

Total liabilities	$4,011

Shareholders’ equity	$16,965

Immediately prior to the spin-off on June 28, 2002, SWS had minority interest of $502,000 and equity in earnings of $16,463,000 related to the Westwood Group recorded in the consolidated statements of financial condition.

3. ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 27, 2003, SWS had U.S. Treasury securities with a market value of approximately $248,143,000, reverse repurchase agreements of approximately $191,990,000, and related cash and accrued interest of approximately $51,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $194,647,000. SWS also had approximately $1,000,000 in reverse repurchase agreements in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 27, 2003. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $1,003,000.

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

4. MARKETABLE EQUITY SECURITIES

SWS’s shares of Knight Trading Group, Inc. (“Knight”) and USHS common stock are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at June 27, 2003 and June 28, 2002 (dollars in thousands):

	Shares Held	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 27, 2003
Knight	373,550	$48	2,388	—	$2,436
USHS	365,723	936	2,227	—	3,163

Marketable equity securities		$984	4,615	—	$5,599

June 28, 2002
Knight	373,550	$48	1,909	—	$1,957
USHS	365,723	936	1,039	—	1,975

Marketable equity securities		$984	2,948	—	$3,932

The “specific identification” method is used to determine the cost of marketable securities sold. At June 27, 2003 and June 28, 2002, all of the Knight shares held were hedged by the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSsm (or “Derivative Adjustable Ratio Securitiessm”) and subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended. See Note 16.

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

There were no sales of Knight stock during fiscal year ended June 27, 2003.

For the fiscal year ended June 28, 2002, SWS sold 532,634 shares of Knight with cash proceeds from the sales totaling $5,063,000. Realized cash gains on these sales totaled $4,994,000 for the fiscal year ended June 28, 2002. All of the shares sold in fiscal 2002 were previously hedged stock. Consequently, in accordance with SFAS No. 133, SWS recorded non-cash gains of $19,257,000 ($12,517,000, net of tax) related to the shares sold in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Therefore, total gains related to the sales of Knight common stock were $24,251,000 during fiscal 2002.

In fiscal 2001, SWS sold 646,292 shares of Knight with proceeds from the sales totaling $11,488,000, and realized cash gains on these sales totaling $11,405,000. Of the shares sold in fiscal 2001, 108,148 shares was previously hedged stock, therefore, a $4,075,000 ($2,648,000, net of tax) non-cash gain on sale of stock was recorded in net gains from principal transactions in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Therefore, total gains related to the sales of Knight common stock were $15,480,000 during fiscal 2001.

5. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 27, 2003 and June 28, 2002, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2003	2002
Receivable:
Securities failed to deliver	$55,337	$44,495
Securities borrowed	2,401,665	1,693,083
Correspondent broker/dealers	18,104	22,147
Clearing organizations	5,762	2,538
Other	7,140	7,792

	$2,488,008	$1,770,055

Payable:
Securities failed to receive	$62,723	$31,330
Securities loaned	2,303,994	1,699,072
Correspondent broker/dealers	14,777	25,012
Other	23,933	9,327

	$2,405,427	$1,764,741

Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. Securities borrowed and loaned represent deposits made to or received from other broker/dealers relating to these transactions. These deposits approximate the market value of the underlying securities.

SWS clears securities transactions for correspondent broker/dealers. Settled securities and related transactions for these correspondents are included in the receivable from and payable to brokers, dealers and clearing organizations.

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS has received collateral of $2,401,665,000 under securities lending agreements, of which SWS has repledged $2,286,526,000 at June 27, 2003. At June 28, 2002, SWS had collateral of $1,693,083,000 under securities lending agreements, of which SWS had repledged $1,675,205,000.

6. RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $1,211,000 and $3,827,000, respectively, at June 27, 2003 and $8,133,000 and $2,220,000, respectively, at June 28, 2002. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $620,140,000 and $663,712,000 at June 27, 2003 and June 28, 2002, respectively. During fiscal year 2003, the interest rates paid on these balances ranged from 0.6% to 1%. The weighted average interest rate paid was 0.82% in fiscal 2003 and 1.6% in fiscal 2002.

SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations. At June 27, 2003 and June 28, 2002, all unsecured customer receivables had been provided for in this allowance.

7. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within the Dallas/Fort Worth, Texas metropolitan area. Also, the Bank purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the area. At June 27, 2003 and June 28, 2002, substantially all of the Bank’s loans are collateralized with real estate.

Loans receivable at June 27, 2003 and June 28, 2002 are summarized as follows (in thousands):

	2003	2002
First mortgage loans (principally conventional):
Real estate	$198,226	$169,613
Construction	99,303	122,885

	297,529	292,498

Consumer and other loans:
Commercial	24,022	24,171
Other	61,535	35,400

	85,557	59,571

Factored receivables	6,377	8,833

	389,463	360,902
Unearned income	(19,034)	(10,606)
Allowance for probable loan losses	(4,421)	(4,758)

	$366,008	$345,538

Impairment of loans with a recorded investment of approximately $11,692,000 and $7,423,000 at June 27, 2003 and June 28, 2002, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures – an Amendment of SFAS No. 114”. The average recorded investment in impaired loans was approximately $11,795,000 during fiscal 2003 and $6,591,000 in fiscal 2002. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $768,000 and $440,000 at June 27, 2003 and June 28, 2002, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in 2003 and 2002.

An analysis of the allowance for probable loan losses for the years ended June 27, 2003, June 28, 2002 and June 29, 2001 is as follows (in thousands):

	2003	2002	2001
Balance at beginning of year	$4,758	$3,280	$3,699
Provision for loan losses	3,516	2,716	1,756
Sale of First Consumer Credit, LLC	—	(15)	—
Loans charged to the allowance, net	(3,853)	(1,223)	(2,175)

Balance at end of year	$4,421	$4,758	$3,280

8. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 27, 2003 and June 28, 2002, which are carried at market value, include the following (in thousands):

	2003	2002
Securities owned:
Corporate equity securities	$6,875	$13,097
Municipal obligations	35,405	24,474
U.S. Government and Government agency obligations	17,666	19,613
Corporate obligations	46,240	34,915
Other	16,507	11,789

	$122,693	$103,888

Securities sold, not yet purchased:
Corporate equity securities	$1,549	$5,615
Municipal obligations	726	298
U.S. Government and Government agency obligations	9,047	9,248
Corporate obligations	29,040	4,142
Other	258	354

	$40,620	$19,657

Certain of the above securities have been pledged to secure short-term borrowings (Note 12) and as security deposits at clearing organizations for SWS’s clearing business. Securities pledged as security deposits at clearing organizations were $1,945,000 and $1,987,000 at June 27, 2003 and June 28, 2002, respectively. Additionally, at June 27, 2003 and June 28, 2002, SWS had pledged firm securities valued at $242,000 and $406,000, respectively, in conjunction with securities lending activities.

9. EQUITY METHOD INVESTMENTS

SWS is a part-owner of Comprehensive Software Systems, Ltd. (“CSS”), a software development company formed in 1993 to develop a new brokerage front- and back-office system. SWS initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments by SWS, SWS’s ownership in CSS increased in fiscal 2002 to 25.08%. Consequently, SWS implemented the equity method of accounting, prescribed by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” with respect to its investment in CSS. Summarized financial information of CSS is as follows (in thousands):

	2003	2002	2001
Total assets	$7,871	$14,475

Total liabilities	$8,775	$2,180

Shareholders’ equity	$(904)	$12,295

Total revenues	$4,162	$4,024	$3,516

Net loss	$(16,526)	$(13,113)	$(9,344)

As required by APB Opinion No. 18, SWS recorded its share of undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill. For fiscal year 2002, SWS’s proportionate share of the undistributed net loss was $2,931,000 and amortization expense on the designated goodwill was $370,000.

Additionally, SWS determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, SWS wrote-off the investment in CSS of $3,084,000 and the related goodwill of $933,000 in June 2002.

However, on December 6, 2002, SWS entered into a loan agreement with CSS under which SWS agreed to advance to CSS the principal sum of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2003. The unpaid principal balance of the note bears interest at 6% per annum. The note is payable in equal monthly installments beginning January 1, 2008 with the final payment due January 1, 2013. In June of 2003, SWS and CSS amended the loan agreement to provide that SWS would increase the two remaining quarterly installments to $937,500. All other terms of the note were unchanged.

SWS has resumed recording its share of the undistributed losses of CSS due to this loan agreement. SWS’s share of the undistributed losses of CSS for the fiscal year 2003 was $2,076,000. SWS’s percentage of losses was greater than the $1,625,000 loaned during fiscal year 2003 by $451,000. As a result, there is no recorded equity investment or loan receivable from CSS at June 27, 2003.

SWS has two other investment vehicles, which are accounted for under the equity method. One is a limited partnership venture capital fund. Upon formation of this fund, SWS committed $5 million to the fund. As of June 27, 2003, SWS had contributed $2.5 million. During fiscal year 2003, SWS recorded losses of $53,000 and an impairment charge of $212,000 related to this investment. SWS also has a 33.33% investment in a business, which provides option execution services. SWS entered into this investment January 2, 2003. As of June 27, 2003, SWS has made the initial investment of $10,000, recorded its share of earnings of $75,000, and made loans to the entity totaling $475,000. SWS loaned $250,000 with an interest rate of 10% payable on June 27, 2003. The loan was not repaid and was subsequently extended. The second loan of $225,000 represents subordinated debt of the investment, bears interest at a rate of 3%, and a maturity date of March 1, 2006. See additional discussion in Footnote 1(q) Accounting Pronouncements.

10. IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed,” SWS recorded additional leasehold and fixed asset impairment charges of $1.4 million in fiscal 2003. Of the charges recorded in fiscal 2003, $891,000 relates to the space formerly occupied by Mydiscountbroker, $305,000 relates to space formerly occupied by a trading operation and $125,000 relates to space formerly occupied by a private client group office in fiscal 2003.

In June 2002, SWS recorded $6.3 million in charges primarily related to leasehold and fixed asset impairments, resulting from consolidating and reorganizing certain business units. The impairment of fixed assets totaled $3.4 million, and represented 100% of the net book value of the assets at the time of the charge. Leasehold impairments totaled $2.9 million, as determined by the present value of future cash flows on the impaired leases. These charges are included in occupancy, equipment and computer service costs on the consolidated statements of income (loss) and comprehensive income (loss). Of the charges discussed above, $5 million relates to the Parent and $1.3 million related to SWS Technologies, both of which are included in the “other” business segment.

11. SOFTWARE DEVELOPMENT

In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” SWS has capitalized $1,217,000 of software development costs associated with the CSS technology platform for fiscal 2003. These capitalized costs are primarily labor related and will be depreciated over a three-year period which began in the fourth quarter of 2003.

12. SHORT-TERM BORROWINGS

SWS has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate (1.0625% at June 27, 2003). There were no borrowings under these arrangements at June 27, 2003. At June 28, 2002, the amount outstanding under these secured arrangements was $31,000,000 which was collateralized by securities held for firm accounts valued at $36,053,000 and $6,600,000 which was collateralized by securities held for non customer accounts valued at $27,703,000.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At June 27, 2003, the total amount available for borrowings was $17,750,000. There were no amounts outstanding on this line at June 27, 2003 or June 28, 2002.

SWS has an irrevocable letter of credit agreement aggregating $57,000,000 and $45,000,000 at June 27, 2003 and June 28, 2002, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $76,298,000 and $75,502,000 at June 27, 2003 and June 28, 2002, respectively. SWS also has unsecured letters of credit, aggregating $2,250,000 and $4,845,000 at June 27, 2003 and June 28, 2002, pledged to support its open positions with securities clearing organizations. The unsecured letter of credit bears interest at the prime rate plus 3%, if drawn, and are renewable semi-annually.

In addition to using customer securities to finance bank loans as discussed above, SWS also pledges client securities as collateral in conjunction with SWS’s securities lending activities. At June 27, 2003, $389,240,000 of client securities under customer margin loans are available to be pledged, of which SWS has pledged $16,753,000 under securities loan agreements. At June 28, 2002, $488,500,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $22,829,000 under securities loan agreements.

During fiscal years 2003, 2002 and 2001 SWS had no repurchase agreements outstanding.

13. DEPOSITS

Bank deposits at June 27, 2003 and June 28, 2002 are summarized as follows (dollars in thousands):

	2003		2002
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$26,428	5.0%	$20,154	7.6%
Interest bearing demand accounts	326,238	61.7	33,905	12.8
Savings accounts	1,205	0.2	925	0.3
Limited access money market accounts	16,654	3.2	14,214	5.4
Certificates of deposit, less than $100,000	105,434	20.0	127,049	47.9
Certificates of deposit, $100,000 and greater	52,556	9.9	69,123	26.0

	$528,515	100.0%	$265,370	100.0%

The weighted average interest rate on deposits was approximately 1.98 % at June 27, 2003 and 3.3% at June 28, 2002. At June 27, 2003, scheduled maturities of certificates of deposit were as follows (in thousands):

	2004	2005	2006	Thereafter	Total
Certificates of deposit, less than $100,000	$70,186	$20,014	$10,738	$4,496	$105,434
Certificates of deposit, $100,000 and greater	37,800	8,764	4,895	1,097	52,556

	$107,986	$28,778	$15,633	$5,593	$157,990

14. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 27, 2003 and June 28, 2002, advances from the FHLB were due as follows (in thousands):

	2003	2002
Maturity:
Due within one year	$33,000	$147,075
Due within two years	2,396	—
Due within five years	1,160	3,246
Due within seven years	948	533
Due within ten years	5,260	3,661
Due within twenty years	7,121	5,953

	$49,885	$160,468

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 1.2% to 7.7% are collateralized by approximately $87 million of collateral value (as defined) in qualifying first mortgage loans at June 27, 2003. At June 28, 2002, advances with interest rates from 1.9% to 7.7% were collateralized by approximately $176.2 million of collateral value in qualifying first mortgages.

15. INCOME TAXES

Income tax expense (benefit) for the years ended June 27, 2003, June 28, 2002 and June 29, 2001 (effective rate of 20.8% in 2003, 18.3% in 2002 and 32.3% in 2001) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in 2003, 2002 and 2001) to income before income taxes and minority interest in consolidated subsidiaries and is comprised of the following (in thousands):

	2003	2002	2001
Income tax expense (benefit) at the statutory rate	$1,755	$(2,585)	$12,236
Tax exempt interest	(495)	(434)	(269)
Minority interest in consolidated subsidiaries	(542)	(467)	(834)
Non-deductible compensation expense on Westwood spin-off	—	1,197	—
Other, net	323	937	168

	$1,041	$(1,352)	$11,301

Income taxes as set forth in the consolidated statements of income (loss) and comprehensive income (loss) consisted of the following components (in thousands):

	2003	2002	2001
Federal – current	$(2,178)	$(3,443)	$18,891
Federal – deferred	3,142	2,007	(7,699)
State – current	77	84	109
State – deferred	—	—	—

Total income tax expense (benefit)	$1,041	$(1,352)	$11,301

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 27, 2003 and June 28, 2002 are presented below (in thousands):

	2003	2002
Deferred tax assets:
Expenses for book, not deductible until paid	$9,062	$14,692
Depreciation at rates different for tax than for financial reporting	583	702
Gain on sale of loans deferred for book	303	121
Impairment of fixed assets and leasehold improvements	2,269	2,116
Undistributed loss, amortization and impairment of CSS investment and related goodwill	3,592	3,065
Allowance for probable loan losses in excess of tax reserve	3,512	1,470
Other	1,602	1,494

Total gross deferred tax assets	20,923	23,660
Deferred tax liabilities:
Unrealized holding gain on marketable equity securities	(7,041)	(6,625)
Investment in limited liability companies	(201)	—
Extraordinary gain	(239)	—
Other	(769)	(769)

Total gross deferred tax liabilities	(8,250)	(7,394)

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$12,673	$16,266

As a result of SWS’s history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that SWS will realize the benefit of the deferred tax assets.

16. EXCHANGEABLE SUBORDINATED NOTES

Issuance and Repurchase. On June 16, 1999, SWS issued $50 million Notes consisting of 882,028 DARTS. In July 1999, SWS issued an additional $7.5 million of the Notes (132,304 DARTS) as the underwriters exercised their over-allotment option. These Notes were designated as a hedge of 1,014,332 shares of Knight common stock.

In December 2000, SWS paid approximately $17 million to repurchase and retire 640,782, or approximately 63%, of its outstanding DARTS. SWS reduced the DART liability by approximately $17 million as a result of the repurchase in fiscal 2001. There was no material gain or loss recorded on the repurchase of the DARTS.

At June 27, 2003, 373,550 DARTS with a face value of $21.2 million remain outstanding. The remaining Notes mature on June 30, 2004, and are not redeemable or exchangeable until that time. The 5% interest payments, paid quarterly in arrears on March 31, June 30, September 30, and December 31, commenced September 30, 1999. Interest expense was approximately $1.1 million in fiscal 2003, $1.1 million in fiscal 2002 and $2.0 million in fiscal 2001 on the DARTS. Accrued interest at both June 27, 2003 and June 28, 2002 totaled $265,000.

Legal and accounting fees, printing costs and other expenses associated with the issuance of the DARTS totaled approximately $2 million and are being amortized on the straight-line method over the term of the bonds. Approximately $900,000 of debt issue costs were written off in conjunction with the repurchase in December 2000. In fiscal 2003, 2002 and 2001, amortization expense charged to operations was $151,000, $151,000 and $280,000, respectively.

SFAS No. 133. SWS adopted SFAS No. 133 effective July 1, 2000. Upon adoption of SFAS No. 133, SWS recognized a net transition loss of $4,422,000, or $2,874,000 net of tax, which includes gains on the change in the value of the embedded derivative, net of losses on the change in value of the corresponding Knight common stock reclassified from other comprehensive income (loss). The net transition loss represents the differences in time value of money related to the embedded derivative. To properly adjust the value of the embedded derivative on the statement of financial condition upon adoption of SFAS No. 133, SWS reduced the Notes’ liability by $17,956,000 and recorded offsetting increases to accumulated other comprehensive income (loss) of $14,546,000 and deferred tax liability of $6,285,000.

SFAS No. 133 requires changes in the fair value of the embedded derivative to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For fiscal 2003, the change in the time value of the embedded equity option in the DARTS was immaterial to the consolidated financial statements. For fiscal 2002 and 2001, SWS recognized losses of $253,000 and $2,199,000, respectively, for the change in the time value of the embedded equity option in the DARTS. Under SFAS No. 133, such gain or loss is calculated on a quarterly basis until such time as the embedded derivative ceases to exist.

In fiscal 2003, SWS reclassified gains of $310,000, net of tax of $167,000 from other comprehensive income (loss),to earnings to record the change in value of the hedged Knight shares. In fiscal 2002 and 2001, SWS also reclassified losses of $1,322,000 and $10,526,000, respectively, from other comprehensive income (loss), net of tax of $713,000 and $5,596,000, respectively, to earnings to record the change in value of the hedged Knight shares.

SFAS No. 133 also requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account on the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the fiscal years ended June 27, 2003 and June 28, 2002 (in thousands):

	2003	2002
Balance at beginning of fiscal year	$6,785	$8,568
Change in value of embedded derivative	499	(1,783)

Balance at end of fiscal year	$7,284	$6,785

DARTS Obligation. At maturity in June 2004, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of SWS, the stock’s cash equivalent. The Notes were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Notes’ maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight’s common stock is 20% or more greater than the DARTS’ issue price. If the average price of the Knight common stock is between the Notes’ issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. The amount of Knight common stock delivered at maturity may be adjusted as a result of certain distribution and recapitalization events involving Knight.

The DARTS are subordinated and unsecured general debts of SWS and are subordinated to all existing and future indebtedness of SWS and all liabilities of SWS’s subsidiaries. DARTS will rank equal to future debt for money borrowed that is not designated as senior to the DARTS and future debt that is exchangeable for capital stock.

17. REGULATORY CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain “minimum net capital,” as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 27, 2003, Southwest Securities had net capital of $102,736,000, or approximately 23.1% of aggregate debit balances, which is $93,841,000 in excess of its minimum net capital requirement of $8,895,000 at that date. Additionally, the net capital rule of the New York Stock Exchange (“NYSE”) provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 27, 2003, Southwest Securities had net capital of $80,498,000 in excess of 5% of aggregate debit items.

Southwest Clearing and May Financial also follow the alternative method and are both required to maintain minimum net capital of $250,000. At June 27, 2003, the net capital and excess net capital for Southwest Clearing was $1,383,000 and $1,133,000, respectively, and May Financial had net capital of and excess net capital of $1,714,000 and $1,464,000, respectively.

SWS Financial and Mydiscountbroker follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At June 27, 2003, the net capital and excess net capital of SWS Financial was $372,000 and $122,000, respectively, and Mydiscountbroker had net capital and excess net capital of $2,242,000 and $1,992,000, respectively.

Banking Group. First Savings is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 27, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 27, 2003 and June 28, 2002, First Savings is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 27, 2003:
Total capital (to risk weighted assets)	$55,034	11.2%	$39,312	8.0%	$49,140	10.0%
Tier I capital (to risk weighted assets)	52,011	10.6	19,656	4.0	29,484	6.0
Tier I capital (to adjusted total assets)	52,011	8.1	25,763	4.0	32,204	5.0

June 28, 2002:
Total capital (to risk weighted assets)	$47,808	11.5%	$33,369	8.0%	$41,711	10.0%
Tier I capital (to risk weighted assets)	44,805	10.7	16,684	4.0	25,026	6.0
Tier I capital (to adjusted total assets)	44,805	9.3	19,258	4.0	24,072	5.0

18. STOCK DIVIDENDS

No stock dividends were declared in fiscal 2003 or 2002. The Board of Directors has declared the following stock dividends to stockholders in prior fiscal years:

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

19. EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan. SWS has a defined contribution profit sharing/401(k) plan covering substantially all employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at SWS’s discretion. There was no profit sharing expense in fiscal 2003 or 2002. Profit sharing expense for fiscal years 2001 was approximately $1,920,000. The 401(k) portion of the plan began in January 2000, and SWS provides a match of up to 4% of eligible compensation. SWS’s matching contributions vest immediately and the expense totaled approximately $2,278,000, $2,394,000 and $2,561,000 in fiscal 2003, 2002 and 2001, respectively.

Money Purchase Pension Plan. In January 2000, SWS implemented a Money Purchase Pension Plan (“Money Purchase Plan”) covering substantially all employees. Employer contributions become vested after six years of service by the participant. Money Purchase Plan contributions were determined by SWS’s Board of Directors and could not exceed the lesser of 15% of the total annual compensation paid to the participant or SWS’s net profits before taxes. For the years ended June 28, 2002 and June 29, 2001, SWS contributed $244,000 and $1,905,000, respectively, to the Money Purchase Plan. The Money Purchase Plan was terminated effective January 1, 2002. All participant accounts became fully vested at that time and were transferred into the 401(k) plan.

Deferred Compensation Plan. In July 1999, SWS implemented a Deferred Compensation Plan (“Plan”) for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the Plan consist of employee pre-tax contributions and SWS’s matching contributions up to a specified limit. Participants can invest in SWS’s common stock or a variety of mutual funds. SWS stock is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. For the fiscal years ended June 27, 2003 and June 28, 2002, approximately $5,880,000 and $5,474,000, respectively, were invested into the Plan. At June 27, 2003, funds totaling $1,549,000 were invested in 86,013 shares of SWS’s common stock, with the remainder being used to purchase mutual funds. Funds totaling $1,502,000 were invested in 61,237 shares of SWS’s common stock, with the remainder being used to purchase mutual funds as of June 28, 2002. Approximately $616,000, $181,000 and $1,697,000 of compensation expense was recorded related to the Plan in fiscal years 2003, 2002 and 2001, respectively. The trustee of the Plan is Westwood Trust.

Stock Purchase Plan. On August 20, 1997, the Board of Directors adopted a Stock Purchase Plan (“Stock Purchase Plan”) to enable employees of SWS and its subsidiaries to purchase up to 1,270,500 shares of common stock of SWS, as adjusted for stock dividends (Note 18). The Plan was terminated by the Board of Directors in November 1999. The Plan distributed remaining shares to participants during fiscal 2002, and 898 forfeited shares, with a cost basis of $23,000, were released to treasury stock.

20. EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations, as adjusted for the stock dividends as discussed in Note 18, is as follows (in thousands, except share and per share amounts):

	2003	2002	2001
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$2,423	$(7,184)	$21,277
Extraordinary item, net of tax	445	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(2,874)

Net income (loss)	$2,868	$(7,184)	$18,403

Weighted average shares outstanding – basic	16,950,561	17,215,592	17,408,922
Effect of dilutive securities:
Assumed exercise of stock options	46,517	—	91,854

Weighted average shares outstanding – diluted	16,997,078	17,215,592	17,500,776

Earnings per share – basic
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.14	$(0.42)	$1.22
Extraordinary item, net of tax	0.03	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.16)

Net income (loss)	$0.17	$(0.42)	$1.06

Earnings per share – diluted
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.14	$(0.42)	$1.21
Extraordinary item, net of tax	0.03	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.16)

Net income (loss)	$0.17	$(0.42)	$1.05

At June 27, 2003 and June 29, 2001, there were approximately 1.8 million and 1.2 million, respectively, options outstanding under the two stock option plans, see Note 1. As of June 27, 2003 and June 29, 2001, approximately 1,766,000 and 722,000, respectively, outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted. As a result of the net loss in fiscal 2002, all options are considered antidilutive and are thus not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share.

21. COMMITMENTS AND CONTINGENCIES

SWS leases its offices under noncancelable operating lease agreements. During fiscal years 2003, 2002 and 2001, SWS entered into various noncancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for facilities and equipment leases for fiscal years 2003, 2002 and 2001 aggregated approximately $17,278,000, $23,394,000 and $19,825,000, respectively.

SWS has capital lease obligations of $1,248,000 at June 27, 2003. These obligations bear interest at a weighted average borrowing rate of 2.51%, with principal and interest payable for 26-29 months from the date of financing. The capital leases are collateralized by computer equipment.

At June 27, 2003, the future rental payments for the noncancelable operating and capital leases are included in the table below (in thousands). Of the $34.6 million in lease commitments, approximately $7.3 million has been reserved for as impaired.

	Operating	Capital
Year ending:
2004	$9,823	$1,016
2005	5,749	255
2006	5,542	—
2007	5,378	—
2008	4,699	—
Thereafter	3,398	—

Total minimum lease payments	$34,589	$1,271

Less amounts representing interest		(23)

Present value of minimum lease payments		$1,248

Under the terms of a severance agreement, SWS is obligated to pay a former executive officer a total of $1 million for consulting services. SWS is paying the former executive $50,000 per month through August 15, 2003.

On October 21, 1999, SWS filed an arbitration claim with the National Association of Securities Dealers against a former correspondent broker/dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. On January 22, 2001, SWS obtained a $4.7 million award against the correspondent broker/dealer, but was unsuccessful in its cause against the individual principal of the correspondent firm. This loan was fully reserved. SWS exhausted its collection efforts and wrote off this margin loan in January of 2003.

During the first quarter of fiscal 2003, First Savings provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, First Savings has recorded assignments on fifteen. First Savings has verification on thirteen of the fifteen assignments from the County Clerk’s office of the county where the mortgaged property is located; with twelve of the liens indicating First Savings has filed first and one lien indicating First Savings filed second. However, First Savings is not receiving payments on these loans. First Savings is currently evaluating its options to recover some of the loss from the underlying property or from other parties. First Savings also filed a claim with its insurance carrier who subsequently rejected the claim. First Savings may decide to pursue the recovery from the carrier through litigation. A court appointed receiver for the New York mortgage bank is investigating the fraud at the mortgage bank including the potential recovery of fraudulently received funds. At this time, the likelihood of recovery from any of these sources cannot be estimated.

SWS has committed $5 million to invest in a limited partnership venture capital fund. As of June 27, 2003, SWS had contributed $2.5 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period. SWS contributed $1.0 million to the partnership during the previous twelve months.

In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’s consolidated financial position, results of operations or cash flows.

SWS implemented Financial Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5-Contingencies, SFAS No. 57-Related Party, and SFAS No. 107-Disclosure of Fair Value of

Financial Instruments and rescission of Financial Accounting Standards Board Interpretation No. 34,” (“FIN 45”) effective for reporting periods ending after December 15, 2002. Implementation of this statement had no material impact on the financial condition or results of operations.

In March 2002, SWS issued a loan guarantee for FSB Financial for $10 million. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25 million, up to a maximum of $35 million. At June 27, 2003, the Bank had loaned $37,825,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $10,000,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements as FIN 45 requires only disclosure of guarantees issued between parents and their subsidiaries.

In connection with the spin-off, SWS agreed to indemnify the Westwood Group from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. SWS’s management believes that the resolution of the remaining issues associated with the Boykin Trust in bankruptcy will not have a material impact on the consolidated financial statements.

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $1.5 million. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

22. AFFILIATE TRANSACTIONS

SWS, through its principal subsidiary, Southwest Securities, provides accounting and administrative services for its subsidiaries and clears all customer transactions for SWS Financial, May Financial and Mydiscountbroker.

SWS has signed a transition services agreement with the Westwood Group to provide information systems and human resources services. The total amount invoiced to Westwood Group for these services was $1.8 million for the twelve-month period ended June 30, 2003. Additionally, Westwood Management will continue to serve as an investment manager for the assets discussed in Note 3. Westwood Trust will continue to act as an agent on behalf of Southwest Securities in the direction of transactions related to these assets. For the fiscal year ended June 27, 2003, SWS expensed $777,000 for these services.

Clients and correspondents of SWS have the option to invest in a brokered NOW account called Bank Insured Funds at First Savings. These funds are FDIC insured up to $100,000. At June 27, 2003, clients of Southwest Securities had invested $321,885,000 in these funds.

23. FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

Brokerage Group. In the normal course of business, the broker/dealer subsidiaries engage in activities involving the execution, settlement and financing of various securities transactions. These activities may expose SWS to off-statement of financial condition credit and market risks in the event the customer or counter-party is unable to fulfill its contractual obligation. Such risks may be increased by volatile trading markets.

As part of its normal brokerage activities, SWS sells securities not yet purchased (short sales) for its own account. The establishment of short positions exposes SWS to off-statement of financial condition market risk in the event prices increase, as SWS may be obligated to acquire the securities at prevailing market prices.

SWS seeks to control the risks associated with its customer activities, including customer accounts of its Correspondents for which it provides clearing services, by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The required margin levels are monitored daily and, pursuant to such guidelines, customers are required to deposit additional collateral or to reduce positions when necessary.

A portion of SWS’s customer activity involves short sales and the writing of option contracts. Such transactions may require SWS to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer’s obligations.

At times, SWS lends money using reverse repurchase agreements. All positions are collateralized by U.S. Government or U.S. Government agency securities. Such transactions may expose SWS to off-statement of financial condition risk in the event such borrowers do not repay the loans and the value of collateral held is less than that of the underlying receivable. These agreements provide SWS with the right to maintain the relationship between market value of the collateral and the receivable.

SWS arranges secured financing by pledging securities owned and unpaid customer securities for short-term borrowings to satisfy margin deposits of clearing organizations. SWS also actively participates in the borrowing and lending of securities. In the event the counter-party in these and other securities loaned transactions is unable to return such securities pledged or borrowed or to repay the deposit placed with them, SWS may be exposed to the risks of acquiring the securities at prevailing market prices or holding collateral possessing a market value less than that of the related pledged securities. SWS seeks to control the risks by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary.

Banking Group. The Bank is a party to financial instruments with off-statement of financial condition risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. First Savings uses the same credit policies in making commitments and conditional obligations as it does for on-statement of financial condition instruments.

At June 27, 2003, the approximate amounts of these financial instruments were as follows (in thousands):

Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to fund loans	$112,768
Available credit	20,435
Standby letters of credit	1,510

$134,713

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn on, the total commitments do not necessarily represent future cash requirements. First Savings evaluates each of the customer’s credit-worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counter-party. The Bank has not incurred any significant losses on its commitments in the year ended June 27, 2003. Further, management believes First Savings will not incur material losses as a result of the commitments existing at June 27, 2003.

24. SEGMENT REPORTING

During fiscal years 2003, 2002 and 2001, SWS operated three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. Such segments are managed separately based on types of products and services offered and their related client bases. SWS evaluates the performance of its segments based primarily on income before income taxes and minority interest in consolidated subsidiaries.

Brokerage Group. The Brokerage Group is comprised of Southwest Securities, SWS Financial, Southwest Clearing and May Financial. Southwest Securities provides Correspondent clearing and execution services to securities broker/dealers, including SWS Financial and May Financial and other financial institutions. Through its branch offices, clients gain access to Southwest Securities’ investment research. Southwest Securities also provides municipal finance and investment banking and underwriting services. The operations of Mydiscountbroker are included for all of fiscal 2003. As noted in Note 1, Mydisountbroker accounts were sold effective June 13, 2003 to Ameritrade. The financial results of Mydisountbroker are included in the analysis below.

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

Banking Group. The Banking Group is composed of First Savings and its wholly and majority owned subsidiaries. First Savings is a thrift institution offering full-service, traditional banking, as well as banking services through the Internet. FSB Financial purchases non-prime automobile loans; and FSB Development develops single-family residential lots.

Other Consolidated Entities Group. The Parent, SWS Technologies and SWS Insurance comprise the Other Consolidated Entities Group. The Parent is a holding company that owns various investments, including the investment in Knight and USHS common stock. SWS Technologies provides limited Internet-related services. (See discussion of SWS Technologies in Note 1.) SWS Insurance facilitates the sale of insurance and annuities for Southwest Securities and SWS Financial. There are no material reconciling adjustments included in this category.

All accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 27, 2003

Net revenues from external sources	$213,909	$1,478	$48,003	$91	$263,481
Net intersegment revenues	377	—	(1,402)	1,025	—
Net interest revenue (expense)	25,666	—	32,507	(754)	57,419
Depreciation and amortization	4,344	7	592	207	5,150
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(761)	312	9,212	(4,789)	3,974
Net income (loss)	(761)	312	7,661	(4,344)	2,868
Segment assets	3,418,796	1,670	645,268	26,350	4,092,084
Expenditures for long-lived assets	6,250	8	306	78	6,642

June 28, 2002

Net revenues from external sources	$239,922	$22,201	$47,416	$22,611	$332,150
Net intersegment revenues	(4,265)	764	(14)	3,515	—
Net interest revenue (expense)	34,325	542	24,846	(401)	59,312
Depreciation and amortization	3,711	113	630	4,764	9,218
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(22,737)	3,888	12,005	(541)	(7,385)
Net income (loss)	(12,967)	1,214	6,875	(2,306)	(7,184)
Segment assets	2,838,656	1,315	481,564	42,118	3,363,653
Expenditures for long-lived assets	4,305	29	1,495	631	6,460

June 29, 2001

Net revenues from external sources	$388,220	$19,815	$53,065	$9,602	$470,702
Net intersegment revenues	(6,703)	585	(66)	6,184	—
Net interest revenue (expense)	53,269	625	25,366	(1,411)	77,849
Depreciation and amortization	2,905	170	510	1,755	5,340
Income before income taxes and minority interest in consolidated subsidiaries	20,365	8,390	16,242	(10,035)	34,962
Net income	15,964	5,209	9,074	(11,844)	18,403
Segment assets	3,217,759	21,121	503,583	40,855	3,783,318
Expenditures for long-lived assets	5,343	55	1,122	407	6,927

On the consolidated statements of income (loss) and comprehensive income (loss), the cumulative effect of a change in accounting principle and other comprehensive income (loss) are solely related to the Parent, which is included in the “Other” category. Minority interest is attributable to the Westwood Group and the Bank. The Westwood Group’s minority interest resulted from the sale of 19.82% of the Westwood Group to members of Westwood Group’s management in the second quarter of fiscal 2002. The extraordinary gain is solely related to the acquisition of SWS Insurance, which is included in the “other” category.

Report of Independent Auditors

To Board of Directors and Stockholders

of SWS Group, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SWS Group, Inc. and its subsidiaries at June 27, 2003 and June 28, 2002, and the results of their operations and their cash flows for each of the two years in the period ended June 27, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas

July 31, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

SWS Group, Inc.:

We have audited the consolidated financial statements of SWS Group, Inc. and subsidiaries (formerly Southwest Securities Group, Inc. and subsidiaries) for the year ended June 29, 2001 as listed in the accompanying index on page F-1. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended June 29, 2001 as listed in the accompanying index appearing under Item 14(a)(2) on page 41. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of SWS Group, Inc. and subsidiaries for the year ended June 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 16 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in fiscal 2001.

KPMG LLP

Dallas, Texas

August 21, 2001, except as to note 9,

        which is as of September 12, 2002

S-1

Schedule I - Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 27, 2003 and June 28, 2002

(In thousands)

	2003	2002
Assets
Investment in subsidiaries, at equity	$262,624	$263,680
Marketable equity securities	5,599	3,932
Notes receivable from subsidiary	—	43,000
Other assets	19,805	22,087

	$288,028	$332,699

Liabilities and Stockholders’ Equity

Other liabilities	$30,971	$70,629
Exchangeable subordinated notes	7,284	6,785
Stockholders’ equity	249,773	255,285

	$288,028	$332,699

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income (Loss), Comprehensive Income (Loss)

and Stockholders’ Equity

Years Ended June 27, 2003, June 28, 2002 and June 29, 2001

(In thousands)

	2003	2002	2001
Revenue:
Net gains (losses) on principal transactions	$(462)	$24,285	$15,307
Interest revenue	1,323	4,165	6,707
Other revenue	(80)	25	3,399

	781	28,475	25,413

Expenses:
Interest expense	1,088	1,079	1,957
Other expense	4,973	18,064	11,945

	6,061	19,143	13,902

Income (loss) before income tax (benefit) expense and equity in earnings (loss) of subsidiaries	(5,280)	9,332	11,511
Income tax expense (benefit)	(1,846)	3,990	4,311

Income (loss) before equity in earnings of subsidiaries	(3,434)	5,342	7,200
Equity in earnings (loss) of subsidiaries	5,857	(12,526)	14,077

Income (loss) before extraordinary item and cumulative effect of change in accounting principles	2,423	(7,184)	21,277
Extraordinary item, net of tax of $240	445	—	—
Cumulative effect of change in accounting principles, net of tax of $1,548	—	—	(2,874)

Net income (loss)	2,868	(7,184)	18,403
Other comprehensive income (loss):
Holding gain (loss) arising during period, net of tax of $583 in 2003, $570 in 2002 and $8,788 in 2001	1,511	(2,084)	(17,213)
Reclassification for hedging activities, net of tax of $167 in 2003, $713 in 2002 and $4,881 in 2001	(310)	1,322	25,073
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $8,488 in 2002 and $5,419 in 2001	—	(15,763)	(10,061)

Net income (loss) recognized in other comprehensive income (loss)	1,201	(16,525)	(2,201)

Comprehensive income (loss)	$4,069	$(23,709)	$16,202

(continued)

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income (Loss), Comprehensive Income (Loss)

and Stockholders’ Equity

Years Ended June 27, 2003, June 28, 2002 and June 29, 2001

(In thousands)

(continued)	2003	2002	2001
Stockholders’ equity at beginning of year	$255,285	$298,503	$291,140
Payment of cash dividends on common stock – Registrant	(6,769)	(6,886)	(5,701)
Exercise of stock options	1,612	1,630	587
Compensation expense on option exercise	—	294	—
Repurchase of treasury stock	(4,424)	(1,325)	(3,797)
Spin-off Westwood Holdings Group, Inc. (“Westwood Group”)	—	(16,463)	—
Compensation expense on Westwood Group spin-off	—	2,741	—
Gain on sale of Westwood Group common stock	—	518	—
Issuance (forfeiture) of common stock and amortization of deferred compensation expense for Stock Purchase Plan	—	(18)	72

Stockholders’ equity at end of year	$249,773	$255,285	$298,503

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 27, 2003, June 28, 2002 and June 29, 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,868	$(7,184)	$18,403
Adjustments:
Depreciation and amortization	152	735	1,686
Impairment charge on fixed assets and leasehold improvements	987	2,598	—
Deferred income tax benefit (expense)	938	4,186	(7,151)
Gain on sale of marketable equity securities	—	(24,251)	(15,480)
Reclassification from other comprehensive loss under SFAS No. 133	21	253	2,199
Equity in undistributed loss (earnings) of subsidiaries	(5,857)	12,526	(14,077)
Equity in undistributed loss on investments	1,815	2,931	1,138
Write-off investment in CSS and related goodwill	—	4,017	—
Compensation expense on spin-off of Westwood Holdings Group, Inc.	—	3,976	—
Impairment on investment	—	1,503	—
Compensation expense on stock options	—	294	—
Extraordinary gain	(445)	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	2,874
Other	(11,948)	3,938	(1,555)

Net cash (used in) provided by operating activities	(11,469)	5,522	(11,963)

Cash flows from investing activities:
Payments on notes and other accounts with subsidiaries	12,997	18,076	61,711
Net capital contributions to subsidiaries	6,913	(18,732)	(28,488)
Cash acquired in purchase of May Financial, net of payment for purchase	—	—	584
Decrease (increase) in loans receivable, net of payments	3,904	2,353	(7,696)
Proceeds from sale of marketable equity securities	—	5,063	11,488
Purchase of investments	(2,558)	(5,577)	(4,370)
Return of investment	—	—	4,722

Net cash provided by investing activities	21,256	1,183	37,951

(continued)

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 27, 2003, June 28, 2002 and June 29, 2001

(In thousands)

(continued)	2003	2002	2001
Cash flows from financing activities:
Proceeds from issuance of (payments to repurchase) 5% exchangeable subordinated notes	—	—	(16,981)
Payment of cash dividends on common stock	(6,769)	(6,886)	(5,701)
Net proceeds from exercise of stock options	1,406	1,506	491
Proceeds related to the Deferred Compensation Plan	304	356	435
Purchase of treasury stock	(4,728)	(1,681)	(4,232)

Net cash used in financing activities	(9,787)	(6,705)	(25,988)

Net change in cash	—	—	—
Cash at beginning of year	1	1	1

Cash at end of year	$1	$1	$1

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 27, 2003, June 28, 2002 and June 29, 2001 included elsewhere in this Annual Report on Form 10-K. Fiscal 2001 financial information has been restated for a change in accounting method on the Registrant’s investment in Comprehensive Software Systems, Ltd. (“CSS”) from the cost basis to the equity method. See Note 9 in the notes to the consolidated financial statements.