Form 10-Q
period 2003-09-26
SWS GROUP INC
filed 2003-11-10
CIK 878520

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

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

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of November 5, 2003, there were 17,115,187 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition September 26, 2003 (unaudited) and June 27, 2003	1

	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) For the three months ended September 26, 2003 and September 27, 2002 (unaudited)	2

	Consolidated Statements of Cash Flows For the three months ended September 26, 2003 and September 27, 2002 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits and Reports on Form 8-K	35

SIGNATURES		37

EXHIBIT INDEX		38

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

Included among these factors are those discussed in “Management Discussion and Analysis of Financial Condition and Results of Operation –Overview,” “-Critical Accounting Policies and Estimates” and “- Market Risk” in this Report and those discussed in our other reports filed with and available from the Securities and Exchange Commission. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

September 26, 2003 and June 27, 2003

(In thousands, except par values and share amounts)

	September (unaudited)	June

Assets
Cash and cash equivalents	$233,690	$74,706
Assets segregated for regulatory purposes	505,310	441,184
Marketable equity securities available for sale	8,640	5,599
Receivable from brokers, dealers and clearing organizations	2,868,283	2,488,008
Receivable from clients, net	362,122	297,238
Loans held for sale, net	105,379	201,265
Loans, net	362,350	366,008
Securities owned, at market value	136,416	122,693
Goodwill	7,700	7,558
Other assets	81,922	87,825

	$4,671,812	$4,092,084

Liabilities and Stockholders’ Equity
Short-term borrowings	$48,400	$—
Payable to brokers, dealers and clearing organizations	2,795,337	2,405,427
Payable to clients	738,644	705,474
Deposits	632,757	528,515
Securities sold, not yet purchased, at market value	70,584	40,620
Drafts payable	32,857	29,331
Advances from Federal Home Loan Bank	18,010	49,885
Other liabilities	72,909	73,953
Exchangeable subordinated notes	9,086	7,284

	4,418,584	3,840,489
Minority interest in consolidated subsidiaries	2,029	1,822
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 17,773,849 and outstanding 17,020,079 shares at September 26, 2003; issued 17,707,998 and outstanding 16,957,287 shares at June 27, 2003	1,777	1,770
Additional paid-in capital	244,155	243,683
Retained Earnings	1,272	1,217
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $7,305 at September 26, 2003 and $6,824 at June 27, 2003	13,566	12,673
Deferred compensation, net	1,611	1,549
Treasury stock (753,770 shares at September 26, 2003 and 750,711 shares at June 27, 2003, at cost)	(11,182)	(11,119)

Total stockholders’ equity	251,199	249,773
Commitments and contingencies

	$4,671,812	$4,092,084

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the three months ended September 26, 2003 and September 27, 2002

(In thousands, except per share and share amounts)

(Unaudited)

	Fiscal 2004	Fiscal 2003
Net revenues from clearing operations	$5,276	$5,310
Commissions	21,858	18,150
Interest	24,403	24,817
Investment banking, advisory and administrative fees	6,045	6,970
Net gains on principal transactions	3,453	6,762
Other	2,735	3,780

	63,770	65,789

Commissions and other employee compensation	32,620	30,991
Interest	8,169	10,780
Occupancy, equipment and computer service costs	7,364	8,829
Communications	3,095	3,983
Floor brokerage and clearing organization charges	1,768	1,782
Advertising and promotional	771	747
Other	7,873	8,909

	61,660	66,021

Income (loss) before income tax expense (benefit) and minority interest in consolidated subsidiaries	2,110	(232)
Income tax expense (benefit)	527	(251)

Income before minority interest in consolidated subsidiaries	1,583	19
Minority interest in consolidated subsidiaries	(300)	(329)

Net income (loss)	1,283	(310)
Other comprehensive income (loss):
Holding gain (loss) arising during period, net of tax of $1,064 in fiscal 2004 and ($190) in fiscal 2003	2,073	(674)
Reclassification for hedging activities, net of tax of ($635) in fiscal 2004 and $158 in fiscal 2003	(1,180)	294

Net income (loss) recognized in other comprehensive income (loss)	893	(380)

Comprehensive income (loss)	$2,176	$(690)

Earnings per share – basic
Net income (loss)	$0.08	$(0.02)

Weighted average shares outstanding – basic	17,001,684	17,125,507

Earnings per share – diluted
Net income (loss)	$0.07	$(0.02)

Weighted average shares outstanding – diluted	17,206,521	17,125,507

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended September 26, 2003 and September 27, 2002

(In thousands)

(Unaudited)

	Fiscal 2004	Fiscal 2003

Cash flows from operating activities:
Net income (loss)	$1,283	$(310)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,460	1,173
Provision for doubtful accounts	806	655
Provision for loss on mortgage loans	—	3,423
Deferred income tax benefit (expense)	1,267	(413)
Deferred compensation	108	(600)
Equity in undistributed (earnings) loss on investments	1,265	—
Net change in minority interest in consolidated subsidiaries	207	176
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(64,126)	(6,889)
Net change in broker, dealer and clearing organization accounts	9,635	(33,072)
Net change in client accounts	(31,479)	75,488
Net change in loans held for sale	95,886	(82,297)
(Increase) decrease in securities owned	(13,627)	21,475
(Increase) decrease in other assets	2,203	(5,751)
Increase (decrease) in drafts payable	3,526	(4,263)
Increase (decrease) in securities sold, not yet purchased	29,964	(4,002)
Increase (decrease) in other liabilities	554	(1,075)

Net cash provided by (used in) operating activities	38,932	(36,282)

Cash flows from investing activities:
Purchase of fixed assets	(1,431)	(2,498)
Loan originations and purchases, net of repayments	2,617	(5,326)
Cash paid for purchase of O’Connor, net of cash acquired	(142)	(377)
Cash paid to CSS to finance operations	(938)	—
Cash received on investments	40	—

Net cash provided by (used in) investing activities	146	(8,201)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	48,400	(37,600)
Payments on capital leases	(83)	—
Increase in deposits	104,242	89,656
Increase (decrease) in advances from Federal Home Loan Bank	(31,875)	1,725
Payment of cash dividends on common stock –Parent	(1,702)	(1,702)
Net proceeds from exercise of stock options	924	26
Proceeds related to Deferred Compensation Plan	63	103
Purchase of treasury stock	(63)	(3,331)

Net cash provided by financing activities	119,906	48,877

Net increase in cash	158,984	4,394
Cash at beginning of period	74,706	24,777

Cash at end of period	$233,690	$29,171

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$8,550	$10,984

Taxes	$100	$—

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three Months Ended September 26, 2003 and September 27, 2002

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 26, 2003, and for the three-month periods ended September 26, 2003 and September 27, 2002, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 27, 2003 filed on Form 10-K. Amounts included for June 27, 2003 are from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“Parent”) and its consolidated subsidiaries listed below (collectively, “SWS”):

Brokerage Group
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Southwest Clearing Corp.	“Southwest Clearing”
May Financial Corporation	“May Financial”
Mydiscountbroker.com, Inc.	“Mydiscountbroker”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
First Savings Bank, FSB	“First Savings” or “Bank”
FSBF, LLC (75%)	“FSBF”
FSB Financial, LTD (73.5%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
SWS Technologies Corporation	“SWS Technologies”
Southwest Financial Insurance Agency, Inc.	“SWS Insurance”
Southwest Insurance Agency, Inc.	“
Southwest Insurance Agency of Alabama	“

Brokerage Group. Southwest Securities is a New York Stock Exchange (“NYSE”) registered broker/dealer and SWS Financial, Southwest Clearing and May Financial are National Association of Securities Dealers (“NASD”) registered broker/dealers under the Securities Exchange Act of 1934 (“1934 Act”).

On April 22, 2003, SWS Group, Inc. and Mydiscountbroker signed a definitive agreement to sell the accounts of Mydiscountbroker to Ameritrade, Inc. and Ameritrade Canada, Inc., subsidiaries of Ameritrade Holding Corporation (“Ameritrade”). The purchase price was based on the actual accounts transferred at closing, which was completed on June 13, 2003. Mydiscountbroker had approximately 16,500 accounts. The sales price was $4,200,000, for an after-tax gain to SWS of $2,730,000, which was recognized in June of 2003.

Asset Management Group. Asset management services are offered through SWS Capital, which administers the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas. LOGIC is an investment program tailored to the needs of local governments within the state of Texas.

Southwest Advisors, although dormant, is a registered investment advisor under the Investment Advisors Act of 1940.

Banking Group. First Savings is a federally chartered savings association regulated by the Office of Thrift Supervision. FSB Financial purchases non-prime automobile loans and FSB Development develops single- family residential lots.

Other Consolidated Entities. In the first quarter of fiscal 2003, SWS sold SWS Technologies’ internet service provider (“ISP”) customer list and accounts receivable to a third party for $75,000. During fiscal 2003, SWS completed the transition of these accounts with no additional compensation.

Effective April 28, 2003, Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, Southwest Insurance Agency of Alabama, became consolidated subsidiaries of SWS due to the purchase by SWS of the outstanding stock of Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, hold insurance agency licenses in 42 states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities, Inc. and SWS Financial Services.

STOCK OPTION PLANS

At September 26, 2003, SWS had two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS’ common stock for issuance to eligible employees of SWS or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS’ common stock for eligible employees or potential employees of SWS or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. Options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

At the discretion of the Compensation Committee, the stock options outstanding and shares reserved for issuance, as well as the options’ exercise prices, were adjusted for various stock dividends declared by the Board of Directors from 1997 through 2001. In fiscal 2002, all stock options and exercise prices were adjusted to reflect the spin-off of SWS’ primary asset management subsidiary. Shares issued and remaining for future issuance under these option plans reflect stock dividends issued by the Company, as well as the adjustment for the asset management subsidiary spin-off.

The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. (in thousands, except share and per share amounts):

	Three Months Ended
	September 26, 2003	September 27, 2002
Net income (loss):
As Reported	$1,283	$(310)
Pro forma	837	(795)
Earnings per share – basic:
As Reported	$0.08	$(0.02)
Pro forma	0.05	(0.05)
Earnings per share – diluted:
As Reported	$0.07	$(0.02)
Pro forma	0.05	(0.05)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended September 26, 2003 and September 27, 2002:

	Three Months Ended
	September 26, 2003	September 27, 2002
Expected volatility	52%	51%
Risk-free interest rate	3.37%	4.16%
Expected dividend yield	2.57%	2.57%
Expected life	5 years	5 years

CASH & CASH EQUIVALENTS

The Company includes cash on hand, cash in banks and highly liquid investments with original maturities of three months or less as cash and cash equivalents.

EQUITY METHOD INVESTMENTS

SWS is a part owner of Comprehensive Software Systems, Ltd. (“CSS”), a software development company formed in 1993 to develop a new brokerage front- and back-office system. SWS initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments by SWS, SWS’ ownership in CSS increased in fiscal 2002 to 25.08%. Consequently, SWS implemented the equity method of accounting, prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” with respect to its investment in CSS. Summarized financial information of CSS is as follows (in thousands):

	September 30, 2003	June 27, 2003
Total assets	$7,513	$7,871
Total liabilities	10,778	8,775
Shareholders’ equity	(3,265)	(904)

	Three Months Ended
	September 30, 2003	September 30, 2002
Total revenues	$1,024	$1,029
Net loss	(4,017)	(4,468)

As required by APB Opinion No. 18, SWS recorded its share of undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill. Additionally, SWS determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, SWS wrote-off the investment in CSS and the related goodwill in June 2002.

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

SWS resumed recording its share of the undistributed losses of CSS due to this loan agreement. SWS’ share of the undistributed losses of CSS for the three months ended September 26, 2003 was $1,007,400. SWS’ percentage of losses was greater than the $937,500 loaned during the quarter ended September 26, 2003 by $69,900. From inception of the loan to date, SWS’ percentage of losses of $3,083,400 was greater than the $2,562,500 loaned by $520,900. As a result, there is no recorded equity investment or loan receivable from CSS at September 26, 2003.

SWS has four other investment vehicles, which are accounted for under the equity method. One is a limited partnership venture capital fund. Upon formation of this fund, SWS committed $5 million to the fund. As of September 26, 2003, SWS had contributed $2.5 million from inception to date. During the quarter ended September 26, 2003, SWS recorded losses of $ 255,000 related to this investment.

SWS also has a 33.33% investment in a business, which provides option execution services. SWS entered into this investment January 2, 2003. As of September 26, 2003, SWS has made the initial investment of $10,000, recorded its share of losses for the quarter of $ 69,000, and made loans to the entity totaling $475,000. SWS loaned $250,000 with an interest rate of 10% due on June 27, 2003. As of September 26, 2003, $40,000 of the outstanding balance had been repaid. The second loan of $225,000 represents subordinated debt of the investment, bears interest at a rate of 3%, and matures March 1, 2006. SWS also provides option clearing services to the entity at cost.

The Financial Accounting Standards Board issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003. Upon review of its investments, SWS determined that it has a variable interest entity (“VIE”), as defined by FIN No. 46, it can potentially consolidate. This investment is the equity method investment entered into on January 2, 2003 described above. According to FIN No. 46, the investment would not be consolidated in SWS’ consolidated financial statements until the “first interim period beginning after June

15, 2003.” On October 8, 2003, the Financial Accounting Standards Board deferred the latest date for consolidation to the “first reporting period ending after December 15, 2003.” SWS is still assessing the effect of the implementation of FIN No. 46 on the consolidated financial statements if SWS consolidated the entity.

SWS’ two remaining equity investments had total losses for the three months ended September 26, 2003 of $100,600.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 26, 2003, SWS had U.S. Treasury securities with a market value of approximately $151,923,000, reverse repurchase agreements of approximately $101,521,000 and related cash and accrued interest of approximately $5,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $103,210,000. SWS also had approximately $4,001,000 in reverse repurchase agreements and related cash and accrued interest of approximately $1,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at September 26, 2003. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $4,050,000. SWS also had approximately $247,800,000 of cash and accrued interest of $59,000 held in a reserve account at September 26, 2003.

At June 27, 2003, SWS had U.S. Treasury securities with a market value of approximately $248,143,000, reverse repurchase agreements of approximately $191,990,000, and related cash and accrued interest of approximately $51,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $194,647,000. SWS also had approximately $1,000,000 in reverse repurchase agreements in special reserve bank accounts for the PAIB at June 27, 2003. The reverse repurchase agreements in the PAIB accounts were collateralized by U.S. Government securities with a market value of approximately $1,003,000.

MARKETABLE EQUITY SECURITIES

SWS’ shares of Knight Trading Group, Inc. (“Knight”) and U.S. Home Systems, Inc. (“USHS”) common stock are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. At September 26, 2003 and June 27, 2003, SWS held 373,550 shares of Knight common stock with a cost basis of $48,000 and 365,723 shares of USHS with a cost basis of $936,000. The market value of the Knight shares was $4,251,000 at September 26, 2003 and $2,436,000 at June 27, 2003. The market value of the USHS shares was $4,389,000 at September 26, 2003 and $3,163,000 at June 27, 2003.

The “specific identification” method is used to determine the cost of marketable securities sold. At September 26, 2003 and June 27, 2003, all of the Knight shares held were hedged by the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSSM (or“Derivative Adjustable Ratio SecuritiesSM”) and subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

There were no sales of Knight or USHS stock in the three-month periods ending September 26, 2003 and September 27, 2002.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 26, 2003 and June 27, 2003, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$41,703	$55,337
Securities borrowed	2,794,872	2,401,665
Correspondent broker/dealers	19,535	18,104
Clearing organizations	6,223	5,762
Other	5,950	7,140

	$2,868,283	$2,488,008

Payable
Securities failed to receive	$43,707	$62,723
Securities loaned	2,724,993	2,303,994
Correspondent broker/dealers	17,554	14,777
Other	9,083	23,933

	$2,795,337	$2,405,427

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS has received collateral of $2,794,873,000 under securities lending agreements, of which the Company has repledged $2,681,596,000 at September 26, 2003. At June 27, 2003, the Company had collateral of $2,401,665,000 under securities lending agreements, of which the Company had repledged $2,286,526,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at September 26, 2003 and June 27, 2003 are summarized as follows (in thousands):

	September	June
First mortgage loans (principally conventional):
Real estate	$195,587	$198,226
Construction	89,916	99,303

	285,503	297,529

Consumer and other loans:
Commercial	33,539	24,022
Other	57,008	61,535

	90,547	85,557

Factored receivables	7,440	6,377

	383,490	389,463
Unearned income	(16,419)	(19,034)
Allowance for probable loan losses	(4,721)	(4,421)

	$362,350	$366,008

Impairment of loans with a recorded investment of approximately $11,801,000 and $11,692,000 at September 26, 2003 and June 27, 2003, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an Amendment of FASB Statement No. 114”.

An analysis of the allowance for probable loan losses for the three-month periods ended September 26, 2003 and September 27, 2002 is as follows (in thousands):

	Three Months Ended
	September 26, 2003	September 27, 2002
Balance at beginning of period	$4,421	$4,758
Provision for loan losses	1,041	399
Loans charged to the allowance, net	(741)	(99)

Balance at end of period	$4,721	$5,058

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At September 26, 2003 and June 27, 2003, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	September	June
Securities owned
Corporate equity securities	$8,599	$6,875
Municipal obligations	19,869	35,405
U.S. Government and Government agency obligations	37,854	17,666
Corporate obligations	56,261	46,240
Other	13,833	16,507

	$136,416	$122,693

Securities sold, not yet purchased
Corporate equity securities	$2,252	$1,549
Municipal obligations	89	726
U.S. Government and Government agency obligations	22,627	9,047
Corporate obligations	45,275	29,040
Other	341	258

	$70,584	$40,620

Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $2,047,000 and $1,945,000 at September 26, 2003 and June 27, 2003, respectively. Additionally, at September 26, 2003 and June 27, 2003, SWS had pledged firm securities valued at $441,000 and $242,000, respectively, in conjunction with securities lending activities.

GOODWILL

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill.

This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The statement also provides specific guidance for impairment testing. In accordance with the transition provisions of SFAS No. 142, SWS performed the first step of transition impairment testing, by determining the fair value of the reporting units with goodwill, during the second quarter of fiscal 2003. SWS performed its annual assessment of the fair value of goodwill and based on the results of the valuation, SWS’ goodwill balance was not impaired.

SWS has two reporting units with goodwill—Southwest Securities and the Bank. Changes in the carrying value of goodwill during the three month periods ended September 26, 2003, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 27, 2003	$6,302	$1,256	$7,558
Arising from earn-out provision of completed business combination	142	—	142

Balance, September 26, 2003	$6,444	$1,256	$7,700

In accordance with SFAS No. 142, SWS ceased amortizing its goodwill at the date of adoption.

SOFTWARE DEVELOPMENT

In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” SWS has capitalized $ 52,000 of software development up-grade costs associated with the CSS technology platform for the three months ended September 26, 2003. There were no capitalized software development costs for the three months ended September 27, 2002. These capitalized costs are primarily labor related and will be depreciated over a three-year period.

SHORT-TERM BORROWINGS

SWS has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At September 26, 2003, the amount outstanding under these secured arrangements was $34,200,000, which was collateralized by securities held for firm accounts valued at $44,048,000, and $14,200,000, which was collateralized by securities held for non customer accounts valued at $27,499,000. There were no borrowings under these arrangements at June 27, 2003.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At September 26, 2003 and June 27, 2003, the total amount available for borrowings was $16,750,000 and $17,750,000, respectively. There were no amounts outstanding on this line at September 26, 2003 and June 27, 2003.

SWS has an irrevocable letter of credit agreement aggregating $62,000,000 and $57,000,000 at September 26, 2003 and June 27, 2003, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $78,712,000 and $76,298,000 at September 26, 2003 and June 27, 2003, respectively. SWS also has unsecured letters of credit, aggregating $2,250,000 at both September 26, 2003 and June 27, 2003, pledged to support its open positions with securities clearing organizations. At September 26, 2003, SWS has an additional unsecured letter of credit issued for a sub-lease to the sub-leasee of space previously occupied by Mydiscountbroker in the amount of $1,000,000. The unsecured letters of credit bear interest at the prime rate plus 3%, if drawn, and are renewable semi-annually.

In addition to using customer securities to finance bank loans as discussed above, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At September 26, 2003, approximately $467,862,000 of client securities under customer margin loans is available to be repledged, of which SWS has pledged $43,303,000 under securities loan agreements. At June 27, 2003, $389,240,000 of client securities under customer margin loans is available to be pledged, of which the Company has repledged $16,753,000 under securities loan agreements.

At September 26, 2003 and June 27, 2003, SWS had no repurchase agreements outstanding.

DEPOSITS

Deposits at September 26, 2003 and June 27, 2003 are summarized as follows (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$24,656	3.9%	$26,428	5.0%
Interest bearing demand accounts	363,976	57.5	326,238	61.7
Savings accounts	1,359	0.2	1,205	0.2
Limited access money market accounts	17,235	2.7	16,654	3.2
Certificates of deposit, less than $100,000	101,531	16.1	105,434	20.0
Certificates of deposit, $100,000 and greater	124,000	19.6	52,556	9.9

	$632,757	100.0%	$528,515	100.0%

The weighted average interest rate on deposits was approximately 1.74% at September 26, 2003 and 1.98% at June 27, 2003.

At September 26, 2003, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Thereafter	Total
Certificates of deposit, less than $100,000	$69,063	$21,353	$7,119	$3,996	$101,531
Certificates of deposit, $100,000 and greater	110,911	9,761	2,325	1,003	124,000

	$179,974	$31,114	$9,444	$4,999	$225,531

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At September 26, 2003 and June 27, 2003, advances from the FHLB were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$—	$33,000
Due within two years	2,378	2,396
Due within five years	1,682	1,160
Due within seven years	1,094	948
Due within ten years	5,826	5,260
Due within twenty years	7,030	7,121

	$18,010	$49,885

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 3.3% to 7.7%, are collateralized by approximately $117,000,000 of collateral value (as defined) in qualifying loans at September 26, 2003 (calculated at June 30, 2003). At June 27, 2003 (calculated at March 31, 2003), advances with interest rates from 1.2% to 7.7% were collateralized by approximately $87,000,000 of collateral value in qualifying first mortgages.

EXCHANGEABLE SUBORDINATED NOTES

SWS adopted SFAS No. 133 effective July 1, 2000. SFAS No. 133 is applicable to the Notes due 2004 with a face value of $21.2 million. SWS issued the Notes in June 1999 in the form of DARTSSM, or Derivative Adjustable Ratio SecuritiesSM. 373,550 DARTS were outstanding at both September 26, 2003 and June 27, 2003.

SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account in the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the three month periods ended September 26, 2003 and September 27, 2002 (in thousands):

	Fiscal 2004	Fiscal 2003
Balance at beginning of period	$7,284	$6,785
Change in value of embedded derivative	1,802	(447)

Balance at end of first quarter	$9,086	$6,338

Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For the three-month periods ended September 26, 2003 and September 27, 2002, the changes in the time value of the embedded equity option in the DARTS were immaterial to the consolidated financial statements.

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain “minimum net capital,” as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate “debit balances”, as defined in Rule 15c3-3 under the 1934 Act. At September 26, 2003, Southwest Securities had net capital of $98,778,000, or approximately 20.3% of aggregate debit balances, which is $89,043,000 in excess of its minimum net capital requirement of $9,735,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 26, 2003, Southwest Securities had net capital of $74,441,000 in excess of 5% of aggregate debit items.

Southwest Clearing and May Financial also follow the alternative method and are both required to maintain minimum net capital of $250,000. At September 26, 2003, the net capital and excess net capital for Southwest Clearing was $1,384,000 and $1,134,000, respectively, and May Financial had net capital and excess net capital of $3,377,000 and $3,127,000, respectively.

SWS Financial and Mydiscountbroker follow the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At September 26, 2003, the net capital and excess net capital of SWS Financial was $356,000 and $106,000, respectively, and Mydiscountbroker had net capital and excess net capital of $2,242,000 and $1,992,000, respectively.

Banking Group. First Savings is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 26, 2003 and June 27, 2003, that the Bank met all capital adequacy requirements to which it is subject.

As of September 26, 2003 and June 27, 2003, First Savings is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 26, 2003:
Total capital (to risk weighted assets)	$57,615	12.3%	$37,611	8.0%	$47,014	10.0%
Tier I capital (to risk weighted assets)	54,464	11.6	18,806	4.0	28,209	6.0
Tier I capital (to adjusted total assets)	54,464	7.6	28,747	4.0	35,933	5.0

June 27, 2003:
Total capital (to risk weighted assets)	$55,034	11.2%	$39,312	8.0%	$49,140	10.0%
Tier I capital (to risk weighted assets)	52,011	10.6	19,656	4.0	29,484	6.0
Tier I capital (to adjusted total assets)	52,011	8.1	25,763	4.0	32,204	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three months ended September 26, 2003 and September 27, 2002 (in thousands, except share and per share amounts):

	Three Months Ended
	September 26, 2003	September 27, 2002
Net income	$1,283	$(310)

Weighted average shares outstanding – basic	17,001,684	17,125,507
Effect of dilutive securities:
Assumed exercise of stock options	204,837	—

Weighted average shares outstanding – diluted	17,206,521	17,125,507

Earnings per share – basic	$0.08	$(0.02)

Earnings per share – diluted	$0.07	$(0.02)

At September 26, 2003, there were approximately 1.7 million options outstanding under the two stock option plans, see “-General and Basis of Presentation-Stock Option Plans.” As of September 26, 2003, approximately 94,114 outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted. As a result of the net losses reported in the first quarter of fiscal 2003, all options are considered antidilutive and are thus not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share.

REPURCHASE OF TREASURY STOCK

In the quarter ended September 27, 2002, SWS repurchased 270,700 shares of its common stock for $3,227,000, or $11.92 per share, under a plan to repurchase up to one million shares of the Parent’s common stock, authorized by its Board of Directors on November 1, 2000. In February 2003, the Board of Directors of SWS approved the repurchase of up to 500,000 additional SWS shares of common stock. As a result of the action, on that date, SWS was authorized to repurchase 836,200 shares under the program. No shares have been repurchased since February 2003. The one million share repurchase plan expires in December 2003. At that time, SWS will have 500,000 shares authorized for repurchase that expire in June of 2004.

Additionally, SWS periodically purchases stock in the open market under SWS’ Deferred Compensation Plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. Approximately 3,059 shares were purchased in the first quarter of fiscal 2004 at a cost of $63,000 or $20.59 per share and 10,015 shares were purchased in the first quarter of fiscal 2003 at a cost of $104,000 or $10.38 per share.

SEGMENT REPORTING

SWS operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported.

The category “other consolidated entities” includes the Parent, SWS Technologies and SWS Insurance. The Parent is a holding company that owns various investments, including the investments in Knight and USHS common stocks. SWS Technologies is dormant. SWS Insurance facilitates the sale of insurance and annuities for Southwest Securities and SWS Financial. There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended September 26, 2003
Net revenues from external sources	$51,450	$255	$12,398	$(333)	$63,770
Net intersegment revenue (expense)	(760)	—	799	(39)	—
Net interest revenue (expense)	6,742	—	9,735	(243)	16,234
Depreciation and amortization	1,270	2	150	38	1,460
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(654)	74	4,731	(2,041)	2,110
Net income (loss)	(547)	48	3,134	(1,352)	1,283
Segment assets	3,917,927	1,689	719,858	32,338	4,671,812
Expenditures for long-lived assets	1,422	—	265	(256)	1,431

Three months ended September 27, 2002
Net revenues from external sources	$54,592	$411	$10,720	$66	$65,789
Net intersegment revenue (expense)	(694)	—	(75)	769	—
Net interest revenue (expense)	7,371	—	6,820	(155)	14,037
Depreciation and amortization	966	1	151	55	1,173
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(165)	166	146	(379)	(232)
Net income (loss)	194	108	(96)	(516)	(310)
Segment assets	2,890,705	1,400	571,958	25,633	3,489,696
Expenditures for long-lived assets	2,352	6	65	75	2,498

On the consolidated statements of income (loss) and comprehensive income (loss), minority interest is solely related to the Banking Group and other comprehensive income (loss) is solely related to the Parent, which is included in the “Other” category.

COMMITMENTS, CONTINGENCIES and GUARANTEES

During the first quarter of fiscal 2003, First Savings provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, First Savings has recorded assignments on fifteen. First Savings has verification on thirteen of the fifteen assignments from the County Clerk’s office of the county where the mortgaged property is located; with twelve of the liens indicating First Savings has filed first and one lien indicating First Savings filed second. However, First Savings is not receiving payments on these loans. First Savings filed a claim with its insurance carrier who subsequently rejected the claim. A court appointed receiver for the New York mortgage bank is investigating the fraud at the mortgage bank including the potential recovery of fraudulently received funds. First Savings is currently evaluating its options to recover some of the loss from the underlying property or from other parties. At this time, the likelihood of recovery from any of these sources cannot be estimated.

SWS has committed $5 million to invest in a limited partnership venture capital fund. As of September 26, 2003, SWS had contributed $2.5 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period. No contributions were made to the partnership during the three-month period ended September 26, 2003.

As a result of an NYSE examination for the period from January 2000 to January 2001, the NYSE’s staff indicated that Southwest Securities may have violated certain of the NYSE’s recordkeeping, continuing education, and floor brokerage rules. We believe our activities in those areas complied in all material respects with the applicable rules and regulations. Nevertheless, in order to resolve this matter expeditiously, Southwest Securities entered into a stipulation of facts and consent to penalty (the “Stipulation”) with respect to this matter without admitting or denying any of the NYSE’s Enforcement Division’s allegations. Under the terms of the Stipulation, Southwest Securities made a payment of $150,000 to the NYSE in October of 2003.

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

In March 2002, SWS issued a loan guarantee for FSB Financial for $10 million. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25 million, up to a maximum of $35 million. At September 26, 2003, the Bank had loaned $29,750,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $4,750,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements as FIN 45 requires only disclosure of guarantees issued between parents and their subsidiaries.

In connection with the 2002 spin-off of SWS’ primary asset management subsidiary, the Westwood Group, SWS agreed to indemnify the Westwood Group from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. SWS’ management believes that the resolution of the remaining issues associated with the Boykin Trust in bankruptcy will not have a material impact on the consolidated financial statements.

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $181,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

ACCOUNTING PRONOUNCEMENTS

Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Financial Accounting Standards Board issued FIN No. 46 on January 17, 2003. Upon review of its investments, SWS determined that it had a VIE, as defined by FIN No. 46, it can potentially consolidate. This investment was created January 2, 2003 and according to FIN No. 46 would not be consolidated in SWS’ consolidated financial statements until the “first interim period beginning after June 15, 2003.” SWS has a 33.33% investment in this VIE, which provides option execution services. As of September 26, 2003, SWS had made an initial investment of $10,000, recorded its share of losses for the quarter of $69,000, and made loans to the entity totaling $475,000. SWS loaned $250,000 with an interest rate of 10% due on June 27,

2003. As of September 26, 2003, $40,000 of the outstanding balance had been repaid. The second loan of $225,000 represents subordinated debt of the investment, bears interest at a rate of 3%, and matures on March 1, 2006. SWS also provides option clearing services to the entity at cost. On October 8, 2003, the Financial Accounting Standards Board deferred the latest date for consolidation to the “first reporting period ending after December 15, 2003.” SWS is still assessing the effect of the implementation of FIN No. 46 on the consolidated financial statements if SWS consolidated the entity.

Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In June 2003, the Financial Accounting Standards Board issued SFAS No. 150. This statement establishes standards for how SWS should classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement applies to SWS’ minority interest in the Bank’s subsidiaries. On November 5, 2003, the Financial Accounting Standards Board deferred, indefinitely, the implementation of SFAS No. 150 as it pertains to minority interest. The effect on the consolidated financial statements if SWS would have implemented SFAS No. 150 as of September 26, 2003 would be immaterial. SWS’ fair value of the minority interest in the Bank’s subsidiaries is approximately equivalent to book value. Thus, the amount that would be paid if the Bank’s subsidiaries terminated and settled their operations at September 26, 2003 would be $1.9 million.

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

Our business and future prospects may fluctuate due to numerous factors, such as:

•	the volume of trading in securities;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the credit-worthiness of our correspondents in the event of a material adverse change in the values of margined securities;

•	the credit-worthiness of our counter-parties in securities lending transactions;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	the demand for investment banking services;

•	the ability to maintain investment management and administrative fees at current levels;

•	the ability to attract and retain key personnel;

•	the total value and composition of assets under management;

•	the credit-worthiness of our banking and margin customers;

•	the interest rate environment; and

•	the demand for housing in the North Texas area and the national market.

Our future operating results are also dependent upon our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

Our business is subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements, which may have a substantial impact on our business and results of operations.

Brokerage Group

The U.S. equities market has shown some improvement from the conditions experienced in early fiscal 2003. While volumes overall remained relatively light with average daily volume on the NYSE of 1.4 billion shares, the Dow Jones Industrial Average increased to 9,275.06 at September 30, 2003 versus 7,701.45 at September 27, 2002. The volumes and thus the revenues generated by our clearing business are dependent on active markets. Sustained growth in volumes is necessary for growth in our clearing business. During the first quarter we noted volume increases in trades processed in both our high-volume trading correspondents and our general securities correspondents. Clearing revenue increased for the second consecutive quarter. Continued improvement in volumes and share prices will facilitate growth in revenues in the clearing business. However, growth could be encumbered in this business line by pricing pressure.

Average margin balances reported by NYSE member firms averaged $151 billion in the first quarter of fiscal 2004 versus $133 billion in the first quarter of fiscal 2003. We rely on margin lending to our customers to generate revenue. Unlike the NYSE margin balances, we have yet to see a recovery in our margin balances. As the markets show sustained improvement, we expect these balances to grow. Stock loan balances are also influenced by these same market conditions. Stock lending balances were up in the first quarter of fiscal 2004 over last year and the previous quarter. We expect these balances to continue at the same levels as long as the markets continue to improve.

As expected, volatility in interest rates during the first quarter of fiscal 2004 resulted in depressed earnings from our fixed income business. In July and August of 2003, interest rates on U.S. Treasury Bills rose 1.2% to 1.4% depending on maturity. While this volatility has abated, the interest rate environment is less favorable than in the same quarter last year. As equity markets improve, fixed income markets are likely to stay at or below current levels. The fixed income business, in the first quarter of fiscal 2003, accounted for 34% of our operating revenue, while in the first quarter of fiscal 2004, the fixed income business accounted for 29% of our operating revenue.

Management is currently focused on two aspects of our business: growing the clearing business and taking advantage of our prominence in the Southwest to become a nationally recognized full-service regional brokerage firm. Continued improvement in the equity markets is critical to growth in both of these areas. As management continues to refine our focus, impairments, acquisitions or dispositions could be warranted.

To realize management’s goal to become a nationally recognized full-service regional brokerage firm it is essential to grow the retail brokerage distribution network. This will be accomplished through the hiring of additional registered representatives and the opening of new branch office locations in the Southwest. As a result of this effort, we recruited five new Private Client Group representatives in the first quarter of fiscal year 2004. These five new representatives have an average annual production of $382,000 per representative. We also opened one new branch office in Houston, Texas. Expansion of this network will require outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. Breakeven points for new office locations generally take at least 11 months to achieve, depending on the successful recruiting of registered representatives.

Equity capital markets are an integral part of a full-service regional firm. Growth in the equity capital markets area requires additional investment banking, research and sales personnel. Revenue from this area is cyclical and varies significantly with the growth in the equity markets. Consequently, current investment in personnel could negatively impact earnings until the equity capital markets improve.

While we completed our conversion to a new electronic brokerage operating system in August of 2002, ongoing efforts to upgrade and enhance the core system will result in continued investment in the technology area. Management continues to review equipment and communications in an effort to offset some of the costs of software enhancement. Our system was developed by Comprehensive Software Systems, Ltd. (“CSS”), an entity that is backed by a consortium of brokerage firms, including Southwest Securities. The development of the system required more time and capital from these brokerage firms than was originally anticipated. While the system is fully functional at SWS, other consortium members have yet to completely install the system. Decisions by these other firms will impact CSS’s ability to continue to deliver new modules and enhancements and could impact the cost of technology to us.

Regulatory Environment

The brokerage group is subject to regulation by the SEC, the NYSE, the NASD and various state securities regulators. The events surrounding corporate accounting and other activities and the enactment of the Sarbanes-Oxley Act have caused the various regulatory bodies to increase their surveillance of public companies in general as well as brokerage firms. New regulations and new interpretation and enforcement of existing regulations are becoming more frequent. The recent Global Settlement of Conflicts of Interest between Research and Investment Banking among securities regulators and several securities firms regarding analysts reports and conflicts of interests has resulted in changes in the way brokerage firms conduct their business. More recently, investigations by the SEC and state regulators into mutual fund trading practices and adherence to breakpoint schedules are another indication of the regulators’ heightened commitment to enforcement actions. We conduct research, investment banking and mutual fund trading. This regulatory environment could result in increased costs of compliance with rules and regulations, increased exposure to regulatory actions and could potentially lead to the elimination of, or material changes to, certain lines of business. In October of 2003, Southwest, along with all other users of the National Securities Clearing Corporation’s mutual fund order system, received a request from the SEC to review its policies and procedures over mutual fund trading. We expect to complete this review, in accordance with the SEC’s request by November 28, 2003. Additionally, Southwest Securities has been notified by the NASD of certain required actions and potential regulatory consequences related to compliance with mutual fund breakpoints. This communication was received by approximately 450 brokerage firms indicating the extent of the regulators’ review of the mutual fund area. At this time, we do not expect a material impact on our financial statements from this review.

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

The purchased mortgage loan program operated at record levels during 2003 due to the high level of mortgage refinancing transactions driven by lower mortgage interest rates. Mortgage interest rates began to rise in July 2003 and volumes in this business have begun to show a decline. This environment could produce volume declines in this line of business of 30-50%. Additionally, during fiscal 2003, management reduced credit lines and eliminated certain customers in this line of business to reflect more stringent internal control guidelines.

During the later part of fiscal 2003, the Bank hired two individuals in key management positions. A new President with extensive residential, consumer and commercial lending experience was hired to focus on growing the community banking and single-family interim construction lending businesses. Also, a new head of mortgage warehouse lending was hired to bring additional controls to the present business and grow the Bank’s mortgage warehouse business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially since June 27, 2003. See our Annual Report on Form 10-K for the fiscal year then ended.

RESULTS OF OPERATIONS

Net income for the three-month period ended September 26, 2003 was $1,283,000 representing an increase in income over the comparable three-month period ended September 27, 2002 of $1,593,000. The three-month period ended September 26, 2003 as well as the comparable period of fiscal 2003 contained 63 trading days.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results is discussed below.

Mydiscountbroker. On June 13, 2003, we sold the accounts of Mydiscountbroker to Ameritrade. The sales price of $4,200,000 (generating an after tax gain of $2,730,000), which was recognized in June of 2003, was based on the actual accounts transferred at closing, approximately 16,500 accounts. Mydiscountbroker had recorded revenues of $854,000 and expenses of $1,343,000 for a net loss before taxes for the three-month period ended September 27, 2002 of $489,000.

Mortgage Loan Charge. During the first quarter of fiscal 2003, First Savings provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, First Savings has recorded assignments on fifteen. First Savings has verification on thirteen of the fifteen assignments from the County Clerk’s office of the county where the mortgaged property is located, with twelve of the liens indicating First Savings has filed first and one lien indicating First Savings filed second. However, we are not receiving payments on these loans. First Savings filed a claim with its insurance carrier who subsequently rejected the claim. A court appointed receiver for the New York mortgage bank is investigating the fraud at the mortgage bank including the potential recovery of fraudulently received funds. We are currently evaluating options to recover some of the loss from the underlying property or from other parties. At this time, the likelihood of recovery from any of these sources cannot be estimated.

Investment in Comprehensive Software Systems, Ltd. The continued enhancement of our brokerage system is important to the growth of our clearing and retail brokerage business. To ensure the continued enhancement of the systems developed by CSS, we entered into a loan agreement on December 6, 2002 with CSS that calls for the total advance to CSS of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2003. In June of 2003, we amended the loan agreement to provide that our two remaining quarterly installments would be increased to $937,500. All other terms of the agreement were unchanged. Because of this commitment, we began recognizing our share of the undistributed losses of CSS in January of 2003. For the three months ended September 26, 2003, our percentage interest in CSS’s losses was $1,007,400. Our percentage of losses was greater than the $937,500 loaned during the quarter ended September 26, 2003 by $69,900. From inception of the loan to date, SWS’ percentage of losses of $3,083,400 was greater than the $2,562,500 loaned by $520,900. As a result, there is no recorded equity investment or loan receivable from CSS at September 26, 2003.

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” in fiscal 2003, we recorded leasehold and fixed asset impairment charges of $1.4 million. Of the charges recorded in fiscal 2003, $891,000 relates to the space formerly occupied by Mydiscountbroker, $305,000 relates to space formerly occupied by a trading operation and $125,000 relates to space formerly occupied by a private client group office. As of September 2003, we have entered into sublease agreements for all but 4,000 square feet of these leased locations.

SFAS No. 133 and Sales of Knight Stock. The adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, in the first quarter of fiscal 2001 created a non-cash earnings impact on our financial statements. SFAS No. 133 is applicable to our 5% Exchangeable Subordinated Notes (“Notes”), issued in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”). The DARTS contain an equity-based derivative designed to hedge changes in fair value of our investment in Knight Trading Group, Inc. (“Knight”) common stock. At our option, the principal of the Notes can be paid in shares of Knight at maturity or in cash. The embedded derivative has been designated as a fair value hedge of our investment in Knight shares.

SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares.

For the first quarters of fiscal 2004 and 2003, the impact on the consolidated statements of income (loss) and comprehensive income (loss), representing the change in the time value of money of the embedded derivative was a gain of $13,600 and a loss of $5,000, respectively. Under SFAS No. 133, the related change in the time value of money in the embedded derivative and the changes in the fair value of the embedded derivative, along with the change in fair value of the hedged Knight shares, are calculated on a quarterly basis and recognized in the consolidated statements of income (loss) and comprehensive income (loss) until such time as the fair value hedge ceases to exist.

At September 26, 2003 and September 27, 2002, we held 373,550 shares of Knight common stock, respectively, and had 373,550 DARTS outstanding as of both dates.

Analysis of Operations. The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three -month periods ended September 26, 2003 and September 27, 2002 (dollars in thousands):

	Amount	%
Net revenues:
Net revenues from clearing operations	$(34)	(1)%
Commissions	3,708	20
Net interest	2,197	16
Investment banking, advisory and administrative fees	(925)	(13)
Net gains on principal transactions	(3,309)	(49)
Other	(1,045)	(28)

	592	1

Operating expenses:
Commissions and other employee compensation	1,629	5
Occupancy, equipment and computer service costs	(1,465)	(17)
Communications	(888)	(22)
Floor brokerage and clearing organization charges	(14)	(1)
Advertising and promotional	24	3
Other	(1,036)	(12)

	(1,750)	(3)

Pretax income	$2,342	1,009%

Net revenues increased for the quarter by $592,000. Of the total change, we experienced a $3.7 million increase in commission revenue offset by a $3.3 million decrease in net gains on principal transactions. The $3.7 million increase is primarily due to improved commission revenue in the Private Client Group. The Private Client Group added five new representatives during the quarter with an average annual production of $382,000 per representative. From September 27, 2002 to September 26, 2003, Southwest Securities added a net of sixteen new representatives. This increase in representatives contributed to the increase in commission revenue for the Private Client Group of $2.1 million. The $3.3 million decrease in net gains on principal transactions can be principally attributed to reduced fixed income trading profits in the quarter. In the months of July and August of fiscal 2004, the general bond market noted an increase in interest rates, which made it difficult to generate significant trading profits in the quarter.

Operating expenses declined $1.8 million for the quarter ended September 26, 2003. However, taking into account the $3.4 million fraud charge recorded in the three-month period ended September 27, 2002, operating expenses would have increased $1.6 million. The largest single increase was in the variable compensation component of commissions and employee compensation. Commissions paid increased $1.6 million, which represents approximately 44% of the increase in commission revenue.

Net Revenues from Clearing Operations. Net revenues from clearing decreased $34,000 when compared to the three months ended September 27, 2002. Net clearing revenues decreased despite the increase in the total transactions processed in the first quarter from 7.1 million in fiscal 2003 to 9.1 million in fiscal 2004. The increase in transactions processed was most pronounced in our high volume trading correspondents. The increase in transactions was offset by the reduction in revenue per ticket of 26% due to intense price competition. Revenue per transaction was $0.55 in the first quarter of fiscal 2004 verses $0.74 in the first quarter of fiscal 2003.

Commissions. Commission revenue increased 20% for the three-month period. The largest increases were noted in the private client group and portfolio trading. These increases were offset by a slight decrease in institutional equity sales. Commission revenue by type of representative is as follows (dollars in thousands):

	September 26, 2003		September 27, 2002
	Three Months Ended	No. of Reps	Three Months Ended	No. of Reps
Southwest Securities brokers:
Private client group	$6,557	96	$4,495	80
Fixed income sales & trading	6,926	32	6,013	35
Institutional equity sales	2,133	11	2,476	13
Independent registered representatives	4,654	416	3,969	402
Portfolio Trading	1,476		478
Other	112		719

	$21,858		$18,150

Net Interest Income. Net interest income from the Brokerage Group is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income from the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts.

The components of interest earnings are as follows for the three-month periods ended September 26, 2003 and September 27, 2002 (in thousands):

	Three Months Ended
	September 26, 2003	September 27, 2002
Interest revenue:
Customer margin accounts	$3,564	$4,675
Assets segregated for regulatory purposes	1,319	2,179
Stock borrowed	6,689	6,825
Bank loans	11,753	9,893
Other	1,078	1,245

	$24,403	$24,817

Interest expense:
Customer funds on deposit	$1,099	$2,041
Stock loaned	4,391	5,004
Bank deposits	1,923	2,118
Federal Home Loan Bank advances	251	975
Other	505	642

	8,169	10,780

Net interest	$16,234	$14,037

Brokerage Group. For the three months ended September 26, 2003, net interest income for the Brokerage Group accounted for 12%, of our net revenue versus 13% for the three months ended September 27, 2002. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended
	September 26, 2003	September 27, 2002
Average interest-earning assets:
Customer margin balances	$279,000	$347,000
Assets segregated for regulatory purposes	485,000	481,000
Stock borrowed	2,770,000	1,885,000

Average interest-bearing liabilities:
Customer funds on deposit	617,000	686,000
Stock loaned	2,689,000	1,889,000

Net interest revenue from customer margin balances and assets segregated for regulatory purposes decreased 21% due to both lower interest rates and reduced balances in the first quarter of fiscal 2004 over the first quarter of fiscal 2003. Net interest revenue generated from securities lending activities has increased 26% from fiscal 2003 to fiscal 2004 due to increased balances. Interest spreads decreased one basis point from fiscal 2003 to fiscal 2004. The types of securities borrowed or loaned and the interest rate environment influence the spread earned in this business.

Banking Group. Net interest revenue generated by the Bank accounted for approximately 17% and 12% of net revenue in the three-month periods ended September 26, 2003 and September 27, 2002. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 26, 2003 and September 27, 2002 (dollars in thousands):

	Three Months Ended
	Fiscal 2004			Fiscal 2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$218,116	$3,320	6.0%	$163,168	$2,903	7.1%
Real estate – construction	93,982	1,529	6.5	116,623	1,853	6.4
Commercial	162,015	2,882	7.1	127,252	2,637	8.3
Individual	45,523	3,439	30.0	31,299	1,811	23.1
Land	40,068	583	5.8	39,984	689	6.9
Investments	92,286	239	1.0	13,439	88	2.6

	651,990	$11,992	7.3%	491,765	$9,981	8.1%
Noninterest-earning assets:
Cash and due from banks	46,174			4,870
Other assets	11,944			14,966

	$710,108			$511,601

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$205,559	$1,470	2.8%	$211,702	$1,958	3.7%
Money market accounts	17,686	37	0.8	14,762	50	1.4
Interest-bearing demand accounts	361,548	414	0.5	40,102	108	1.1
Savings accounts	1,292	2	0.6	908	2	0.9
Federal Home Loan Bank advances	28,193	251	3.5	158,884	975	2.5
Notes payable	4,783	83	6.9	10,694	108	4.0

	619,061	2,257	1.5%	437,052	3,201	2.9%

Noninterest-bearing liabilities:
Non interest-bearing demand accounts	25,768			20,604
Other liabilities	11,017			6,302

	655,846			463,958
Stockholders’ equity	54,262			47,643

	$710,108			$511,601

Net interest income		$9,735			$6,780

Net yield on interest-earning assets			5.9%			5.5%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank. Additionally, in January of 2003, the Bank began offering an FDIC insured deposit product to our brokerage customers. As of September 26, 2003, $361 million of brokerage customers’ funds were on deposit at the Bank. Rates paid on these deposits are generally less than the rates on Federal Home Loan Bank (“FHLB”) advances and certificates of deposit, allowing the Bank to earn an increased interest spread.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended Fiscal 2004 vs. 2003
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate – mortgage	$417	$978	$(420)	$(141)
Real estate – construction	(324)	(360)	45	(9)
Commercial	245	721	(374)	(102)
Individual	1,628	823	553	252
Land	(106)	1	(107)	—
Investments	151	331	(30)	(150)

	$2,011	$2,494	$(333)	$(150)

Interest expense:
Certificates of deposit	$(488)	$(57)	$(444)	$13
Money market accounts	(13)	10	(19)	(4)
Interest-bearing demand accounts	306	862	(62)	(494)
Savings accounts	—	1	(1)	—
Federal Home Loan Bank advances	(724)	(643)	(327)	246
Notes payable	(25)	(60)	78	(43)

	(944)	113	(775)	(282)

Net interest income	$2,955	$2,381	$442	$132

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reason for the decrease in fiscal 2004 fees over the prior year is decreased revenue in both municipal and corporate finance underwriting and advisory fees of $897,000. There was also a decrease in money market fees of $330,000, which was offset by an increase in managed account, and advisory fees of $400,000.

Average assets under management by the Asset Management Group were $975,000,000 at September 26, 2003 and $1,118,000,000 at September 27, 2002.

Net Gains on Principal Transactions. The decrease in net gains on principal transactions of $3.3 million from the three-month periods ending September 26, 2003 and September 27, 2002 was due to the decline in fixed income trading profits in the first quarter of fiscal 2004. The months of July and August of fiscal 2004 showed an increase in interest rates. Rate increases on U.S. Treasury Bills ranged from 1.2% to 1.4% in these two months leading to a decrease in revenue. Rates began to stabilize in mid August of fiscal 2004 giving the fixed income group an opportunity to offset the decrease that occurred in the earlier part of the quarter.

Other Revenue. Other revenue decreased approximately $1 million from the three-month periods ending September 26, 2003 and September 27, 2002. The decrease is primarily due to the elimination of $382,000 in other revenue from Mydiscountbroker and SWS Technologies, which were sold in fiscal 2003. The remaining decline is due to losses on corporate investments.

Commissions and Other Employee Compensation. The level of operating revenues, earnings and the number of employees generally affects commissions and other employee compensation. Overall, commissions and other employee compensation increased $1.6 million for the quarter over the comparable period in fiscal 2003. The increase was due to commissions paid to revenue-producing employees generating higher levels of commissions revenue (see discussion above.) The increase in commissions expense is approximately 44% of the increase in commission revenue.

Occupancy, Equipment and Computer Services. The decrease in the three-month period ended September 26, 2003 from the comparable prior year period is primarily due to a decrease in equipment rental expense. In the first quarter of 2003, SWS completed the conversion of its operating system, CSS. Consequently, costs incurred in the first quarter of 2003 to complete this system did not recur in the first quarter of fiscal 2004. Also, SWS began purchasing new computer equipment as leases expired. In the first quarter of fiscal 2003, SWS incurred approximately $396,000 in occupancy and equipment costs for Mydiscountbroker and SWS Technologies that did not occur in the first quarter of fiscal 2004.

Communications. Communications expense decreased due primarily to a decrease in quote and telephone expense in the three-month period ended September 26, 2003 versus the three-month period ended September 27, 2002.

Other Expense. Excluding the $3.4 million charge for fraudulent loans at the Bank in the first quarter of fiscal 2003, other expense increased $2.4 million for the first three months of fiscal 2004 when compared to the same period in fiscal 2003. The increases for the quarter were primarily due to an increase in bad debts and the loan loss provision for the Bank of $1.8 million as well as increased legal costs. The Bank’s loan loss provision increased $600,000 from the same period a year ago. The increased equity losses on investments primarily related to the losses on the CSS investment of $938,000. We also experienced an increase in legal expenses of $1.5 million. This increase was comprised of $1 million in actual settlements and estimates on future settlements as well as $500,000 in legal fees.

Income Tax Expense (Benefit). Income tax expense (effective rate 25% for the quarter ended September 26, 2003) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income (loss) before income taxes. The effective rate was unusually low because of the ratio of tax-exempt income and other permanently excluded items.

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

Loans receivable at September 26, 2003 and June 27, 2003 are summarized as follows (in thousands):

	September 26, 2003	June 27, 2003
Real estate – mortgage	$132,085	$231,023
Real estate – construction	105,308	109,968
Commercial	146,210	139,476
Individuals	44,963	47,154
Land	39,163	39,652

	$467,729	$567,273

The following table shows the expected life of certain loans at September 26, 2003, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$91,696	$6,286	$7,326	$105,308
Commercial	27,041	52,227	66,942	146,210

Total	$118,737	$58,513	$74,268	$251,518

Amount of loans based upon:
Floating or adjustable interest rates	$112,100	$51,231	$49,343	$212,674
Fixed interest rates	6,637	7,282	24,925	38,844

Total	$118,737	$58,513	$74,268	$251,518

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of September 26, 2003 and June 27, 2003 are as follows (dollars in thousands):

	September 26, 2003	June 27, 2003
Loans accounted for on a non-accrual basis	$11,801	$11,692

Non-performing loans as a percentage of total loans	2.5%	2.1%

Loans past due 90 days or more, not included above	$3,697	$5,069

Troubled debt restructurings	$4,412	$5,746

An analysis of the allowance for probable loan losses for the three -month periods ended September 26, 2003 and September 27, 2002 is as follows (dollars in thousands):

	Three Months Ended
	September 26, 2003	September 27, 2002
Balance at beginning of period	$4,421	$4,758
Charge-offs – individual	(763)	(118)
Charge-offs – commercial, financial and agricultural	(9)	—
Recoveries – individual	31	19

Net charge-offs	(741)	(99)
Additions charged to operations	1,041	399

Balance at end of period	$4,721	$5,058

Ratio of net charge-offs during the period to average loans outstanding during the period	0.14%	0.02%

The allowance for probable loan losses is applicable to the following types of loans as of September 26, 2003 and June 27, 2003 (dollars in thousands):

	September 26, 2003		June 27, 2003
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,835	31.3%	$1,711	24.7%
Real estate – construction	987	22.5	970	19.4
Real estate – mortgage & land	1,150	36.5	987	47.5
Individuals	749	9.7	753	8.4

	$4,721	100.0%	$4,421	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three -month periods ended September 26, 2003 and September 27, 2002 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $124,000,000 and $52,556,000 at September 26, 2003 and June 27, 2003, respectively. Prior to January 2003, the bank funded its loans through short-term borrowings at the FHLB, internally generated deposits and brokered certificates of deposit. In early fiscal 2003, the Bank began offering an FDIC insured interest bearing checking account to our brokerage customers. In January of 2003, Southwest Securities began using this product as one of the primary products in its cash management accounts. Consequently, the Bank now has in excess of $300 million ($361 million at September 26, 2003) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB.

Advances from Federal Home Loan Bank (“FHLB”). The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 2-7 days, during the three month periods ended September 26, 2003 and September 27, 2002 (dollars in thousands):

	Three Months Ended
	September 26, 2003		September 27, 2002
	Amount	Interest Rate	Amount	Interest Rate
At end of period	$—	—%	$148,964	2.1%
Average during period	10,437	1.3%	145,595	2.1%
Maximum month-end balance during year	36,875	—	161,400	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage Group. Our assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents.

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At September 26, 2003, the amount outstanding under these secured arrangements was $34,200,000, which was collateralized by securities held for firm accounts valued at $44,048,000, and $14,200,000, which was collateralized by securities held for non customer accounts valued at $27,499,000.

We also have an irrevocable letter of credit agreement (aggregating $62,000,000 at September 26, 2003) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $78,712,000 at September 26, 2003. We also have unsecured letters of credit, aggregating $2,250,000 at September 26, 2003, pledged to support our open positions with securities clearing organizations. At September 26, 2003, we have an additional unsecured letter of credit issued for a sub-lease to the sub-leasee of space previously occupied by Mydiscountbroker in the amount of $1,000,000. The unsecured letters of credit bear interest at the prime rate plus 3%, if drawn, and are renewable semi-annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At September 26, 2003, the total amount available for borrowings was $16,750,000. There were no amounts outstanding at September 26, 2003.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs for the foreseeable future.

Exchangeable Subordinated Notes. On June 16, 1999, we issued $50 million of 5% Exchangeable Subordinated Notes (the “Notes”) due June 30, 2004. In July 1999, we issued an additional $7.5 million of the Notes as the underwriters exercised their over-allotment option. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of SWS, their cash equivalent. The Notes, which are in the form of DARTSSM, were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note’s maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight’s common stock is 20% or more greater than the DARTS’ issue price. If the average price of the Knight common stock is between the Note’s issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At September 26, 2003, SWS had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $9.1 million on the consolidated statements of financial condition.

The DARTS mature on June 30, 2004, fiscal 2005. At that time, we may choose to deliver our remaining shares of Knight stock in satisfaction of our obligation. Extinguishment of this obligation will result in a non-cash gain equal to the difference in the fair value of the Knight stock at the hedging date and the fair value of the Knight stock at the maturity date of the DARTS. As of September 26, 2003, this gain would be approximately $23,000,000.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission (“SEC”) relating to liquidity, capital standards and the use of client funds and securities. The amount of broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See “Net Capital Requirements in the Notes to the Consolidated Financial Statements.

Banking Group. The Bank’s asset and liability management policy is intended to manage interest rate risk. First Savings accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “gap” data.

Liquidity is monitored daily to ensure the ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB, vault cash and advances from the FHLB. In addition, First Savings has borrowing capacity with the FHLB for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $99,291,000. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

First Savings is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. First Savings has historically met all the capital adequacy requirements to which it is subject.

We filed an application with the OTS to create a new bank holding company. This new subsidiary could be used to issue trust-preferred securities to facilitate additional capital at the Bank.

Cash Flow. Net cash provided by operating activities was $38,932,000 for the three-months ended September 26, 2003 compared to net cash used in operating activities of $36,282,000 for the three-month periods ended September 27, 2002. The largest difference from period to period is due primarily to a net decrease in loans held for sale of $95,886,000 for fiscal 2004 compared to a net increase in loans held for sale in fiscal 2003 of $82,297,000. This decrease is a result of decreased volume in the Bank’s purchased mortgage program. As mortgage interest rates have risen, demand for mortgage refinancing has decreased, resulting in reduced volume and increased cash flow. This is offset by an increase in client accounts in fiscal 2004 of $31,479,000 compared to a decrease in client accounts in fiscal 2003 of $75,488,000. Net cash provided by investing activities for the three-month period ended September 26, 2003 was $146,000 compared to net cash used in investing activities was of $8,201,000 for the three-month period ended September 27, 2002. The change from the prior comparable period was due to a decrease in loan originations and purchases. In fiscal 2003, loans increased $5,326,000 compared to a decrease in fiscal 2004 of $2,617,000. Net cash flows provided by financing activities totaled $119,906,000 and $48,877,000 for the three month periods ended September 26, 2003 and September 27, 2002, respectively. The increase from the prior comparable period reflects short-term borrowings in the brokerage group to finance customer and inventory positions.

Treasury Stock. Periodically, SWS repurchases its common stock under a plan to repurchase up to one million shares of its common stock, authorized by its Board of Directors on November 1, 2000. In February 2003, the Board of Directors of SWS approved the repurchase of up to 500,000 additional SWS shares of common stock. As a result of the action, on that date, we were authorized to repurchase 836,200 shares under the program. No shares have been repurchased since February 2003. The one million share repurchase plan expires in December 2003. At that time, SWS will have 500,000 shares authorized for repurchase that expire in June of 2004.

Additionally, we periodically purchase stock in the open market under our Deferred Compensation Plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by us. Approximately 3,059 shares were purchased in the first quarter of fiscal 2004 at a cost of $63,000 or $20.59 per share.

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

In accordance with the SEC’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased which are in our trading portfolio, as well as marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$101	$594	$3,620	$15,465	$19,780
U.S. Government and Government agency obligations	1,211	3,426	10,907	(317)	15,227
Corporate obligations	596	6,445	(3,250)	7,195	10,986

Total debt securities	1,908	10,465	11,277	22,343	45,993
Corporate equity	—	—	—	6,347	6,347
Other	13,492	—	—	—	13,492

	$15,400	$10,465	$11,277	$28,690	$65,832

Weighted average yield
Municipal obligations	3.76%	3.55%	3.91%	12.37%	10.37%
U.S. Government and Government agency obligations	16.60%	5.01%	4.11%	(1.70)%	5.43%
Corporate obligations	1.81%	1.83%	8.77%	10.60%	5.58%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$8,640	$8,640

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued the following SFAS, which are applicable to us:

Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Financial Accounting Standards Board issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003. Upon review of our investments, we determined that we have a variable interest entity (“VIE”), as defined by FIN No. 46, we can potentially consolidate. This investment was created January 2, 2003 and according to FIN No. 46 would not be consolidated in our consolidated financial statements until the “first interim period beginning after June 15, 2003.” We have a 33.33% investment in this VIE, which provides option execution services. As of September 26, 2003, we had made an initial investment of $10,000, recorded our share of losses for the quarter of $69,000, and made loans to the entity totaling $475,000. We loaned $250,000 with an interest rate of 10% due on June 27, 2003. As of September 26, 2003, $40,000 of the outstanding balance had been repaid. The second loan of $225,000 represents subordinated debt of the investment, bears interest at a rate of 3%, and matures on March 1, 2006. We also provide option clearing services to the entity at cost. On October 8, 2003, the Financial Accounting Standards Board deferred the latest date for consolidation to the “first reporting period ending after December 15, 2003.” We are still assessing the effect of the implementation of FIN No. 46 on the consolidated financial statements if we consolidated the entity.

Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In June 2003, the Financial Accounting Standards Board issued SFAS No. 150. This statement establishes standards for how we should classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement applies to our minority interest in the Bank’s subsidiaries. On November 5, 2003, the Financial Accounting Standards Board deferred, indefinitely, the implementation of SFAS No. 150 as it pertains to minority interest. The effect on the consolidated financial statements if we would have implemented SFAS No. 150 as of September 26, 2003 would be immaterial. Our fair value of the minority interest in the Bank’s subsidiaries is approximately equivalent to book value. Thus, the amount that would be paid if the Bank’s subsidiaries terminated and settled their operations at September 26, 2003 would be $1.9 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Market Risk.

Item 4.	Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and the Securities Exchange Act of 1934) as of September 26, 2003. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of September 26, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Report is made known to them by others on a timely basis. There have not been any changes in SWS’ internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending September 26, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SWS filed one Report on Form 8-K during the three-month period ended September 26, 2003:

Date Filed	Description
July 31, 2003	Reported under Item 12. Results of Operations and Financial Condition. SWS’ financial results for the quarter and year ended June 27, 2003. Press release attached thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

November 10, 2003 Date	/S/ DONALD W. HULTGREN

(Signature) Donald W. Hultgren Chief Executive Officer (Principal Executive Officer)

November 10, 2003 Date	/S/ KENNETH R. HANKS

(Signature) Kenneth R. Hanks Treasurer and Chief Financial Officer (Principal Financial Officer)

November 10, 2003 Date	/S/ STACY HODGES

(Signature) Stacy Hodges Principal Accounting Officer (Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Reorganization dated as of August 10, 1999 between the Registrant and ASBI Holdings,

Inc. incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

3.1	Certificate of Incorporation of the Registrant incorporated by reference to the Registrant’s Registration Statement No. 33-42338 filed August 21, 1991

3.2	By-laws of the Registrant incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement No. 33-42338 filed October 7, 1991

3.3	Certificate of Amendment of Certificate of Incorporation incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 25, 1997

10.1+	Deferred Compensation Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

10.2+	Employee Stock Purchase Plan incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)

10.3+	Stock Option Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.4+	Phantom Stock Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.5+	1997 Stock Option Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.6+	Stock Purchase Plan (Restated) incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999

10.7+	Agreement between Registrant and David Glatstein, effective as of December 28, 2001 incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 26, 2002

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement