Form 10-Q
period 2003-12-31
SWS GROUP INC
filed 2004-02-13
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

As of February 9, 2004, there were 17,145,976 shares of the registrant’s common stock, $.10 par value, outstanding.

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

Included among these factors are those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview,” “-Critical Accounting Policies and Estimates” and “-Market Risk” in this Report and those discussed in our other reports filed with and available from the Securities and Exchange Commission. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

3

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2003 and June 27, 2003

(In thousands, except par values and share amounts)

	December	June
	(unaudited)
Assets
Cash and cash equivalents	$156,882	$74,706
Assets segregated for regulatory purposes	353,574	441,184
Marketable equity securities available for sale	10,551	5,599
Receivable from brokers, dealers and clearing organizations	3,037,298	2,488,008
Receivable from clients, net	397,937	297,238
Loans held for sale, net	81,378	201,265
Loans, net	380,944	366,008
Securities owned, at market value	122,896	122,693
Goodwill	7,936	7,558
Other assets	64,975	87,825

	$4,614,371	$4,092,084

Liabilities and Stockholders’ Equity
Payable to brokers, dealers and clearing organizations	$2,909,310	$2,405,427
Payable to clients	706,232	705,474
Deposits	529,792	528,515
Securities sold, not yet purchased, at market value	74,988	40,620
Drafts payable	31,676	29,331
Advances from Federal Home Loan Bank	18,827	49,885
Other liabilities	76,456	73,953
Exchangeable subordinated notes	10,311	7,284

	4,357,592	3,840,489

Minority interest in consolidated subsidiaries	2,154	1,822

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 17,803,611 and outstanding 17,051,380 shares at December 31, 2003; issued 17,707,998 and outstanding 16,957,287 shares at June 27, 2003	1,780	1,770
Additional paid-in capital	245,795	243,683
Retained Earnings	3,587	1,217
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $7,498 at December 31, 2003 and $6,824 at June 27, 2003	13,925	12,673
Deferred compensation, net	687	1,549
Treasury stock (752,231 shares at December 31, 2003 and 750,711 shares at June 27, 2003, at cost)	(11,149)	(11,119)

Total stockholders’ equity	254,625	249,773
Commitments and contingencies

	$4,614,371	$4,092,084

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

For the three and six months ended December 31, 2003 and 2002

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2003	2002	2003	2002
Net revenues from clearing operations	$5,009	$4,864	$10,285	$10,174
Commissions	26,469	22,519	48,327	40,669
Interest	23,739	24,194	48,142	49,011
Investment banking, advisory and administrative fees	5,902	7,025	11,947	13,995
Net gains on principal transactions	6,072	2,804	9,525	9,566
Other	4,827	4,950	7,562	8,730

	72,018	66,356	135,788	132,145

Commissions and other employee compensation	36,432	33,184	69,052	64,175
Interest	8,423	10,348	16,592	21,128
Occupancy, equipment and computer service costs	7,145	7,915	14,509	16,744
Communications	3,293	3,869	6,388	7,852
Floor brokerage and clearing organization charges	1,681	1,755	3,449	3,537
Advertising and promotional	938	961	1,709	1,708
Other	7,343	7,034	15,216	15,943

	65,255	65,066	126,915	131,087

Income before income tax expense and minority interest in consolidated subsidiaries	6,763	1,290	8,873	1,058
Income tax expense	2,286	325	2,813	74

Income before minority interest in consolidated subsidiaries	4,477	965	6,060	984
Minority interest in consolidated subsidiaries	(221)	(116)	(521)	(445)

Net income	4,256	849	5,539	539
Other comprehensive income (loss):
Holding gain arising during the three and six months ended December 31, 2003, net of tax of $290 and $1,354, respectively and during the three months ended December 31, 2002, net of tax of $119 and a holding loss arising during the six months ended December 31, 2002, net of tax of $72.	1,155	494	3,228	(179)
Reclassification for hedging activities, net of tax of ($429) and ($1,064) for the three and six months ended December 31, 2003 and ($99) and $59 for the three and six months ended December 31, 2002.	(796)	(184)	(1,976)	109

Net income (loss) recognized in other comprehensive income	359	310	1,252	(70)

Comprehensive income	$4,615	$1,159	$6,791	$469

Earnings per share – basic
Net income	$0.25	$0.05	$0.33	$0.03

Weighted average shares outstanding – basic	17,041,885	16,915,491	17,022,322	17,018,241

Earnings per share – diluted
Net income	$0.25	$0.05	$0.32	$0.03

Weighted average shares outstanding – diluted	17,249,984	16,922,640	17,228,830	17,030,219

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended December 31, 2003 and 2002

(In thousands)

(Unaudited)

	December 31
	2003	2002
Cash flows from operating activities:
Net income	$5,539	$539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,011	2,426
Provision for doubtful accounts	1,644	1,833
Provision for loss on mortgage loans	—	3,423
Deferred income tax benefit	596	2,962
Deferred compensation	651	(322)
Gain on sale of fixed assets	—	(98)
Equity in undistributed losses on investments	2,562	—
Net change in minority interest in consolidated subsidiaries	332	44
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	87,610	(47,781)
Net change in broker, dealer and clearing organization accounts	(45,407)	(8,513)
Net change in client accounts	(99,706)	73,027
Net change in loans held for sale	119,887	(97,585)
Decrease in securities owned	510	22,824
(Increase) decrease in other assets	20,241	(8,180)
Increase (decrease) in drafts payable	2,345	(4,462)
Increase in securities sold, not yet purchased	34,368	12,392
Increase in other liabilities	4,011	4,117

Net cash provided by (used in) operating activities	138,194	(43,354)

Cash flows from investing activities:
Purchase of fixed assets	(3,544)	(3,981)
Proceeds form the sale of fixed assets	—	98
Loan originations and purchases, net of repayments	(16,815)	(15,721)
Cash paid for purchase of O’Connor, net of cash acquired	(378)	(677)
Cash paid to CSS to finance operations	(1,875)	—
Cash received on investments	40	—
Gain on sale of subsidiary	(1,082)	—

Net cash used in investing activities	(23,654)	(20,281)

Cash flows from financing activities:
Decrease in short-term borrowings	—	(37,600)
Payments on capital leases	(494)	—
Increase in deposits	1,277	160,245
Decrease in advances from Federal Home Loan Bank	(31,058)	(37,068)
Payment of cash dividends on common stock –Parent	(3,407)	(3,388)
Net proceeds from exercise of stock options	1,318	133
Proceeds related to Deferred Compensation Plan	30	204
Purchase of treasury stock	(30)	(4,629)

Net cash (used in) provided by financing activities	(32,364)	77,897

Net increase in cash	82,176	14,262
Cash at beginning of period	74,706	24,777

Cash at end of period	$156,882	$39,039

	Fiscal 2004	Fiscal 2003
Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$930	$—

Removal from escrow marketable equity securities	$1,082	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,245	$21,786

Taxes	$2,733	$—

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Six Months Ended December 31, 2003 and 2002

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 31, 2003, and for the three and six-month periods ended December 31, 2003 and 2002, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 27, 2003 filed on Form 10-K. Amounts included for June 27, 2003 are from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“Parent”) and its consolidated subsidiaries listed below (collectively with the Parent, “SWS”):

Brokerage Group
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
May Financial Corporation	“May Financial”
Mydiscountbroker.com, Inc.	“Mydiscountbroker”
Southwest Clearing Corp.	“Southwest Clearing”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
First Savings Bank, FSB	“First Savings” or “Bank”
FSBF, LLC (75%)	“FSBF”
FSB Financial, LTD (73.5%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
SWS Technologies Corporation	“SWS Technologies”
Southwest Financial Insurance Agency, Inc.	“SWS Insurance”
Southwest Insurance Agency, Inc.	“
Southwest Insurance Agency of Alabama	“

Brokerage Group. Southwest Securities is a New York Stock Exchange (“NYSE”) registered broker/dealer and SWS Financial and May Financial are National Association of Securities Dealers (“NASD”) registered broker/dealers under the Securities Exchange Act of 1934 (“1934 Act”).

SWS filed broker dealer withdrawals with the NASD for Mydiscountbroker and Southwest Clearing on December 4, 2003. The effective date of the Mydiscountbroker withdrawal was December 2, 2003 and the effective date of the Southwest Clearing withdrawal was December 1, 2003.

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

Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, hold insurance agency licenses in 42 states for the purpose of facilitating the sale of insurance and annuities for customers of Southwest Securities, Inc. and its correspondents.

STOCK OPTION AND RESTRICTED STOCK PLANS

At December 31, 2003, SWS had two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS’ common stock for issuance to eligible employees of SWS or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS’ common stock for eligible employees or potential employees of SWS or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. Options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

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

The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Net income (loss):
As Reported	$4,256	$849	$5,539	$539
Pro forma	3,994	310	4,831	(484)

Earnings per share - basic:
As Reported	$0.25	$0.05	$0.33	$0.03
Pro forma	0.23	0.02	0.28	(0.03)

Earnings per share - diluted:
As Reported	$0.25	$0.05	$0.32	$0.03
Pro forma	0.23	0.02	0.28	(0.03)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended December 31, 2003 and 2002:

	December 31, 2003	December 31, 2002
Expected volatility	52%	51%
Risk-free interest rate	3.15%	4.16%
Expected dividend yield	2.57%	2.57%
Expected life	5 years	5 years

On November 12, 2003, the shareholders of SWS Group Inc. approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of stock to SWS’s directors, officers and employees. The Restricted Stock Plan authorizes the granting of awards up to 500,000 shares of SWS’s common stock. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted under the Restricted Stock Plan is fully vested after three years. On November 12, 2003, the Board of Directors approved grants to various officers totaling 45,727 shares under the Restricted Stock Plan. As a result of these grants, SWS recorded deferred compensation of approximately $930,000 and as of December 31, 2003 has recognized compensation expense of approximately $39,000.

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

	December 31, 2003	June 27, 2003
Total assets	$7,808	$7,871
Total liabilities	10,463	8,775
Shareholders’ equity	(2,655)	(904)

	Three Months Ended
	December 31, 2003	December 31, 2002
Total revenues	$1,229	$1,083
Net loss	(3,173)	(3,781)

	Six Months Ended
	December 31, 2003	December 31, 2002
Total revenues	$2,253	$2,112
Net loss	(7,190)	(8,249)

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

SWS resumed recording its share of the undistributed losses of CSS due to this loan agreement. SWS’ share of the undistributed losses of CSS for the three and six months ended December 31, 2003 was $795,800 and $1,803,000, respectively. SWS’ percentage of losses was less than the $937,500 and $1,875,000, respectively, loaned during the three and six months ended December 31, 2003 by $141,700 and $72,000, respectively. From inception of the loan to date, SWS’ percentage of losses of $3,879,200 was greater than the $3,500,000 loaned by $379,200. As a result, there is no recorded equity investment or loan receivable from CSS at December 31, 2003.

Effective December 20, 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase will be made in equal quarterly installments and will ultimately result in increasing SWS’s position in CSS to 30.22%. The first installment of $721,475 was made in January 2004.

SWS has four other investment vehicles, which are accounted for under the equity method. One is a limited partnership venture capital fund. Upon formation of this fund, SWS committed $5 million to the fund. As of December 31, 2003, SWS had contributed $2.5 million from inception to date. During the three and six months ended December 31, 2003, SWS recorded losses of $ 251,000 and $506,000, respectively, related to this investment.

SWS also has a 33.33% investment in a business, which provides option execution services. SWS entered into this investment on January 2, 2003. As of December 31, 2003, SWS has made the initial investment of $10,000, recorded its share of gains for the quarter of $ 7,000, losses for the six month period of $62,000, and made loans to the entity totaling $475,000. SWS loaned $250,000 with an interest rate of 10% due on June 27, 2003. As of December 31, 2003, $40,000 of the outstanding balance had been repaid. The second loan of $225,000 represents subordinated debt, bears interest at a rate of 3%, and matures March 1, 2006. SWS also provides option clearing services to the entity at cost.

The Financial Accounting Standards Board issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003 and the revised version, FIN No. 46R in December 2003. Upon review of its investments, SWS determined that it does not have any variable interest entities (“VIE”), as defined by FIN No. 46R, that should be consolidated.

SWS’ two remaining equity investments had total losses for the three and six months ended December 31, 2003 of $103,000 and $205,000, respectively.

SWS has an investment in Archipelago Holding, L.L.C., recorded at its cost of zero. SWS’s 303,456 shares represent less than 0.2% of Archipelago Holding, L.L.C.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 2003, SWS had reverse repurchase agreements of approximately $177,632,000 and related cash and accrued interest of approximately $44,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $180,052,000. SWS had no positions in reverse repurchase agreements in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at December 31, 2003. SWS also had approximately $175,700,000 of cash and accrued interest of $198,000 held in a reserve account at December 31, 2003.

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

MARKETABLE EQUITY SECURITIES

SWS’ shares of Knight Trading Group, Inc. (“Knight”) and U.S. Home Systems, Inc. (“USHS”) common stock are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. At December 31, 2003 and June 27, 2003, SWS held 373,550 shares of Knight common stock with a cost basis of $48,000. At December 31, 2003 and June 27, 2003, SWS held 457,154 and 365,723, respectively, shares of USHS with a cost basis of $2,018,000 and $936,000, respectively. The market value of the Knight shares was $5,476,000 at December 31, 2003 and $2,436,000 at June 27, 2003. The market value of the USHS shares was $5,075,000 at December 31, 2003 and $3,163,000 at June 27, 2003.

During the quarter, SWS received an additional 91,431 shares of the common stock of USHS that had been held in escrow under the terms of a sales agreement. The additional shares were issued after no material contingencies were found related to the operations of First Consumer Credit, LLC, a business that the Bank sold in October 2001. The Bank paid the shares to the Parent in the form of a dividend. The shares were recorded at fair market value resulting in a gain of $1,082,000 (after-tax gain of $703,000).

The “specific identification” method is used to determine the cost of marketable securities sold. At December 31, 2003 and June 27, 2003, all of the Knight shares held were hedged by the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSSM (or “Derivative Adjustable Ratio SecuritiesSM”) and subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

There were no sales of Knight or USHS stock in the three and six -month periods ending December 31, 2003 and 2002.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 31, 2003 and June 27, 2003, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December	June
Receivable
Securities failed to deliver	$24,675	$55,337
Securities borrowed	2,946,641	2,401,665
Correspondent broker/dealers	20,290	18,104
Clearing organizations	5,849	5,762
Other	39,843	7,140

	$3,037,298	$2,488,008

Payable
Securities failed to receive	$33,940	$62,723
Securities loaned	2,856,163	2,303,994
Correspondent broker/dealers	16,060	14,777
Other	3,147	23,933

	$2,909,310	$2,405,427

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS has received collateral of $2,946,641,000 under securities lending agreements, of which the Company has repledged $2,833,857,000 at December 31, 2003. At June 27, 2003, the Company had collateral of $2,401,665,000 under securities lending agreements, of which the Company had repledged $2,286,526,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at December 31, 2003 and June 27, 2003 are summarized as follows (in thousands):

	December	June
First mortgage loans (principally conventional):
Real estate	$204,676	$198,226
Construction	90,120	99,303

	294,796	297,529

Consumer and other loans:
Commercial	41,028	24,022
Other	56,684	61,535

	97,712	85,557

Factored receivables	7,403	6,377

	399,911	389,463
Unearned income	(14,357)	(19,034)
Allowance for probable loan losses	(4,610)	(4,421)

	$380,944	$366,008

Impairment of loans with a recorded investment of approximately $8,279,000 and $11,692,000 at December 31, 2003 and June 27, 2003, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures - an Amendment of FASB Statement No. 114.”

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Balance at beginning of period	$4,721	$5,058	$4,421	$4,758
Provision for loan losses	838	1,418	1,879	1,817
Loans charged to the allowance, net	(949)	(819)	(1,690)	(918)

Balance at end of period	$4,610	$5,657	$4,610	$5,657

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At December 31, 2003 and June 27, 2003, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	December	June
Securities owned
Corporate equity securities	$7,525	$6,875
Municipal obligations	19,092	35,405
U.S. Government and Government agency obligations	41,214	17,666
Corporate obligations	45,478	46,240
Other	9,587	16,507

	$122,896	$122,693

Securities sold, not yet purchased
Corporate equity securities	$4,178	$1,549
Municipal obligations	—	726
U.S. Government and Government agency obligations	18,339	9,047
Corporate obligations	51,945	29,040
Other	526	258

	$74,988	$40,620

During the quarter certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $2,593,000 and $1,945,000 at December 31, 2003 and June 27, 2003, respectively. Additionally, at December 31, 2003 and June 27, 2003, SWS had pledged firm securities valued at $214,000 and $242,000, respectively, in conjunction with securities lending activities.

GOODWILL

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The statement also provides specific guidance for impairment testing. In accordance with the transition provisions of SFAS No. 142, SWS performed the first step of transition impairment testing, by determining the fair value of the reporting units with goodwill, during the second quarter of fiscal 2003. SWS performed its annual assessment of the fair value of goodwill during fiscal 2004, and based on the results of the valuation, SWS’ goodwill balance was not impaired.

SWS has two reporting units with goodwill - Southwest Securities and the Bank. Changes in the carrying value of goodwill during the six-month period ended December 31, 2003, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 27, 2003	$6,302	$1,256	$7,558
Arising from earn-out provision of completed business combination	378	—	378

Balance, December 31, 2003	$6,680	$1,256	$7,936

In accordance with SFAS No. 142, SWS ceased amortizing its goodwill at the date of adoption.

SOFTWARE DEVELOPMENT

In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” SWS has capitalized $300,000 and $353,000 of software development up-grade costs associated with the CSS technology platform for the three and six months ended December 31, 2003. There were $154,000 of capitalized software development costs for the three and six months ended December 31, 2002. These capitalized costs are primarily labor related and will be depreciated over a three-year period.

SHORT-TERM BORROWINGS

SWS has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. There were no borrowings under these arrangements at December 31, 2003 or June 27, 2003.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At December 31, 2003 and June 27, 2003, the total amount available for borrowings was $16,750,000 and $17,750,000, respectively. There were no amounts outstanding on this line at December 31, 2003 and June 27, 2003.

SWS has an irrevocable letter of credit agreement aggregating $61,000,000 and $57,000,000 at December 31, 2003 and June 27, 2003, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $76,075,000 and $76,298,000 at December 31, 2003 and June 27, 2003, respectively. SWS also has unsecured letters of credit, aggregating $2,250,000 at both December 31, 2003 and June 27, 2003, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At December 31, 2003, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-leasee of space previously occupied by Mydiscountbroker in the amount of $1,000,000. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to using client securities to finance bank loans, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At December 31, 2003, approximately $505,730,000 of client securities under customer margin loans was available to be repledged, of which SWS has pledged $21,952,000 under securities loan agreements. At June 27, 2003, $389,240,000 of client securities under customer margin loans was available to be pledged, of which the Company has repledged $16,753,000 under securities loan agreements.

At December 31, 2003 and June 27, 2003, SWS had no repurchase agreements outstanding.

DEPOSITS

Deposits at December 31, 2003 and June 27, 2003 are summarized as follows (dollars in thousands):

	December		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$23,706	4.5%	$26,428	5.0%
Interest bearing demand accounts	12,090	2.3	326,238	61.7
Savings accounts	350,202	66.1	1,205	0.2
Limited access money market accounts	16,389	3.1	16,654	3.2
Certificates of deposit, less than $100,000	93,611	17.6	105,434	20.0
Certificates of deposit, $100,000 and greater	33,794	6.4	52,556	9.9

	$529,792	100.0%	$528,515	100.0%

The weighted average interest rate on deposits was approximately 1.67% at December 31, 2003 and 1.98% at June 27, 2003.

At December 31, 2003, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Thereafter	Total
Certificates of deposit, less than $100,000	$58,928	$26,054	$3,620	$5,009	$93,611
Certificates of deposit, $100,000 and greater	20,958	10,043	1,197	1,596	33,794

	$79,886	$36,097	$4,817	$6,605	$127,405

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At December 31, 2003 and June 27, 2003, advances from the FHLB were due as follows (in thousands):

	December	June
Maturity:
Due within one year	$1,430	$33,000
Due within two years	927	2,396
Due within five years	1,795	1,160
Due within seven years	929	948
Due within ten years	5,746	5,260
Due within twenty years	8,000	7,121

	$18,827	$49,885

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 3.29% to 7.7%, are collateralized by approximately $86 million of collateral value (as defined) in qualifying loans at December 31, 2003 (calculated at September 30, 2003). At June 27, 2003 (calculated at March 31, 2003), advances with interest rates from 1.2% to 7.7% were collateralized by approximately $87 million of collateral value in qualifying loans.

EXCHANGEABLE SUBORDINATED NOTES

SWS adopted SFAS No. 133 effective July 1, 2000. SFAS No. 133 is applicable to the Notes due 2004 with a face value of $21.2 million. SWS issued the Notes in June 1999 in the form of DARTSSM, or Derivative Adjustable Ratio SecuritiesSM. 373,550 DARTS were outstanding at both December 31, 2003 and June 27, 2003.

SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account in the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the three and six-month periods ended December 31, 2003 and 2002 (in thousands):

	Fiscal 2004	Fiscal 2003
Balance at beginning of period	$7,284	$6,785
Change in value of embedded derivative	1,802	(447)

Balance at end of first quarter	$9,086	$6,338
Change in value of embedded derivative	1,225	286

Balance at end of second quarter	$10,311	$6,624

Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For the three and six -month periods ended December 31, 2003 and 2002, the changes in the time value of the embedded equity option in the DARTS were immaterial to the consolidated financial statements.

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain “minimum net capital,” as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate “debit balances”, as defined in Rule 15c3-3 under the 1934 Act. At December 31, 2003, Southwest Securities had net capital of $107,127,099, or approximately 20.1% of aggregate debit balances, which was $96,477,346 in excess of its minimum net capital requirement of $10,649,753 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2003, Southwest Securities had net capital of $80,502,715 in excess of 5% of aggregate debit items.

May Financial also follows the alternative method and is required to maintain minimum net capital of $250,000. At December 31, 2003, the net capital and excess net capital for May Financial was $2,689,151 and $2,439,151, respectively.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At December 31, 2003, the net capital and excess net capital of SWS Financial was $405,826 and $155,826, respectively.

Banking Group. First Savings is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and June 27, 2003, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2003 and June 27, 2003, First Savings is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003:
Total capital (to risk weighted assets)	$58,872	12.9%	$36,380	8.0%	$45,475	10.0%
Tier I capital (to risk weighted assets)	55,641	12.2	18,190	4.0	27,285	6.0
Tier I capital (to adjusted total assets)	55,641	9.0	24,756	4.0	30,945	5.0

June 27, 2003:
Total capital (to risk weighted assets)	$55,034	11.2%	$39,312	8.0%	$49,140	10.0%
Tier I capital (to risk weighted assets)	52,011	10.6	19,656	4.0	29,484	6.0
Tier I capital (to adjusted total assets)	52,011	8.1	25,763	4.0	32,204	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and six-months ended December 31, 2003 and 2002 (in thousands, except share and per share amounts):

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
Net income	$4,256	$849	$5,539	$539

Weighted average shares outstanding – basic	17,041,885	16,915,491	17,022,322	17,018,241
Effect of dilutive securities:
Assumed exercise of stock options	184,272	7,149	194,276	11,978
Restricted Stock	23,827	—	12,232	—

Weighted average shares outstanding – diluted	17,249,984	16,922,640	17,228,830	17,030,219

Earnings per share – basic	$0.25	$0.05	$0.33	$0.03

Earnings per share – diluted	$0.25	$0.05	$0.32	$0.03

At December 31, 2003 and 2002, there were approximately 1.7 million and 1.9 million options, respectively, outstanding under the two stock option plans, see “-Stock Option and Restricted Stock Plans.” As of December 31, 2003 and 2002, approximately 107,868 and 499,479, respectively, outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF TREASURY STOCK

No shares have been repurchased since February 2003. In the three and six-month periods ended December 31, 2002, SWS repurchased 94,100 and 364,800 shares of its common stock for $1,197,000, or $12.72 per share, and $4,425,000, or $ 12.13 per share, respectively, under a plan to repurchase up to one million shares of the Parent’s common stock, authorized by its Board of Directors on November 1, 2000. In February 2003, the Board of Directors of SWS approved the repurchase of up to 500,000 additional SWS shares of common stock. As a result of the action, on that date, SWS was authorized to repurchase 836,200 shares under the program. The one million share repurchase plan expired in December 2003. Currently, SWS has 500,000 shares authorized for repurchase that expire in June of 2004.

Additionally, SWS periodically purchases stock in the open market under SWS’ Deferred Compensation Plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. 1,520 shares were purchased in the first half of fiscal 2004 at a cost of $30,050, or $19.77 per share, and 18,145 shares were purchased in the first half of fiscal 2003 at a cost of $205,109, or $11.30 per share.

SEGMENT REPORTING

SWS operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported.

The category “other consolidated entities” includes the Parent, SWS Technologies and SWS Insurance. The Parent is a holding company that owns various investments, including the investments in Knight and USHS common stocks. SWS Technologies is dormant. SWS Insurance facilitates the sale of insurance and annuities for customers of Southwest Securities and its correspondents. There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended December 31, 2003
Net revenues from external sources	$59,643	$228	$11,784	$363	$72,018
Net intersegment revenue (expense)	(774)	—	802	(28)	—
Net interest revenue (expense)	7,118	—	8,455	(257)	15,316
Depreciation and amortization	1,352	1	159	39	1,551
Income (loss) before income taxes and minority interest in consolidated subsidiaries	5,116	27	4,347	(2,727)	6,763
Net income (loss)	3,077	18	2,933	(1,772)	4,256
Segment assets	3,970,760	1,637	620,052	21,922	4,614,371
Expenditures for long-lived assets	1,548	1	564	—	2,113
Three months ended December 31, 2002
Net revenues from external sources	$53,774	$374	$12,141	$67	$66,356
Net intersegment revenue (expense)	(138)	—	(39)	177	—
Net interest revenue (expense)	6,380	—	7,639	(173)	13,846
Depreciation and amortization	1,051	2	147	52	1,252
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(414)	121	2,768	(1,185)	1,290
Net income (loss)	(109)	79	1,713	(834)	849
Segment assets	2,888,082	1,469	606,090	24,125	3,519,766
Expenditures for long-lived assets	1,429	2	51	—	1,482

Six months ended December 31, 2003
Net revenues from external sources	$111,093	$483	$24,182	$30	$135,788
Net intersegment revenue (expense)	(1,534)	—	1,601	(67)	—
Net interest revenue (expense)	13,859	—	18,191	(500)	31,550
Depreciation and amortization	2,622	3	310	76	3,011
Income (loss) before income taxes and minority interest in consolidated subsidiaries	4,461	101	9,079	(4,768)	8,873
Net income (loss)	2,531	66	6,067	(3,125)	5,539
Segment assets	3,970,760	1,637	620,052	21,922	4,614,371
Expenditures for long-lived assets	2,970	1	829	(256)	3,544
Six months ended December 31, 2002
Net revenues from external sources	$108,366	$785	$22,861	$133	$132,145
Net intersegment revenue (expense)	(832)	—	(114)	946	—
Net interest revenue (expense)	13,752	—	14,459	(328)	27,883
Depreciation and amortization	2,018	3	298	107	2,426
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(579)	287	2,914	(1,564)	1,058
Net income (loss)	85	187	1,617	(1,350)	539
Segment assets	2,888,082	1,469	606,090	24,125	3,519,766
Expenditures for long-lived assets	3,781	8	116	76	3,981

On the consolidated statements of income and comprehensive income, minority interest is solely related to the Banking Group and other comprehensive income (loss) is solely related to the Parent, which is included in the “Other” category.

COMMITMENTS, CONTINGENCIES and GUARANTEES

Commitments and Contingencies. During the first quarter of fiscal 2003, First Savings provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, First Savings has recorded assignments on fifteen. First Savings has verification on thirteen of the fifteen assignments from the County Clerk’s office of the county where the mortgaged property is located. However, First Savings is not receiving payments on these loans. A court appointed receiver for the New York mortgage bank is investigating the fraud at the mortgage bank including the potential recovery of fraudulently received funds. First Savings is currently evaluating its options to recover some of the loss from the underlying property or from other parties. At this time, the likelihood of recovery from any of these sources cannot be estimated.

SWS has committed $5 million to invest in a limited partnership venture capital fund. As of December 31, 2003, SWS had contributed $2.5 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period. No contributions were made to the partnership during the three-month period ended December 31, 2003.

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

Guarantees. SWS implemented Financial Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5-Contingencies, SFAS No. 57-Related Party, and SFAS No. 107-Disclosure of Fair Value of Financial Instruments and rescission of Financial Accounting Standards Board Interpretation No. 34,” (“FIN 45”) effective for reporting periods ending after December 15, 2002. Implementation of this statement had no material impact on the financial condition or results of operations.

In March 2002, SWS issued a loan guarantee for FSB Financial for $10 million. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25 million, up to a maximum of $35 million. At December 31, 2003, the Bank had loaned $25,550,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $550,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements as FIN 45 requires only disclosure of guarantees issued between parents and their subsidiaries.

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

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $248,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

AFFILIATE TRANSACTIONS

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of the Company’s management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%.

ACCOUNTING PRONOUNCEMENTS

Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Financial Accounting Standards Board issued FIN No. 46 on January 17, 2003. In December 2003, the Financial Accounting Standards Board issued a revision to FIN No. 46, FIN No. 46R. Based on a review of its investments and FIN No. 46R, SWS determined that it did not have any VIEs, as defined by FIN No. 46R, that should be consolidated.

Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In June 2003, the Financial Accounting Standards Board issued SFAS No. 150. This statement establishes standards for how SWS should classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement applies to SWS’ minority interest in the Bank’s subsidiaries. On November 5, 2003, the Financial Accounting Standards Board deferred, indefinitely, the implementation of SFAS No. 150 as it pertains to minority interest. The effect on the consolidated financial statements if SWS would have implemented SFAS No. 150 as of December 31, 2003 would be immaterial. SWS’ fair value of the minority interest in the Bank’s subsidiaries is approximately equivalent to book value. Thus, the amount that would be paid if the Bank’s subsidiaries terminated and settled their operations at December 31, 2003 would be $2.0 million.

Financial Accounting Standard No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits-An Amendment of FASs 87, 88 and 106 and a revision of FAS 132.” The Financial Accounting Standards Board issued SFAS 132 (revised 2003) on December 23, 2003. This statement revises employer’s disclosures about pension plans and postretirement benefit plans. Additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans are required. The statement also addresses additional interim disclosure requirements. SFAS 132 (revised 2003) is effective for fiscal years ending after December 15, 2003. The interim requirements are effective for interim periods beginning after December 15, 2003.

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

Brokerage Group

The U.S. equities market continued to show improvement from the conditions experienced in comparable periods of fiscal 2003. While trading volumes overall remained relatively light with average daily volume on the NYSE of 1.3 billion shares, the Dow Jones Industrial Average increased to 10,453.92 at December 31, 2003 versus 8,341.63 at December 31, 2002. The volumes and thus the revenues generated by our clearing business are dependent on active markets. Sustained growth in volumes is necessary for growth in our clearing business. The volume of trades we processed in the first half of fiscal 2004 increased when compared to the same period in the prior year. Clearing revenue increased slightly over the first half of the year compared to the same period in the prior year. Continued improvement in trading volumes and share prices will facilitate growth in revenues in the clearing business. However, growth could be encumbered in this business line by pricing pressure. Additionally, changes in the mix of business processed and volume discounts can impact the revenue growth as well.

Margin balances reported by NYSE member firms averaged $160 billion in the first half of fiscal 2004 versus $133 billion in the first half of fiscal 2003. We rely on margin lending to our customers to generate revenue. During the second quarter of fiscal 2004, we saw an increase in our margin balances of $50 million or 18%, over the same period in the prior fiscal year. As the markets show sustained improvement, we expect these balances to continue to grow.

Stock loan balances are also influenced by the volumes in the market as well as interest rates. Stock lending balances were up 39% over the level in the last year’s quarter. As markets improve, these balances should increase. We earn an interest spread in this business that is impacted by the overall interest rate environment. Until rates begin to rise, we expect our interest spread to remain at current levels or decrease slightly.

The interest rate environment also impacts our fixed income businesses. The first two fiscal 2004 quarters produced a stable rate environment versus the falling interest rate environment that occurred in fiscal 2003. The fixed income business should remain at current levels until interest rates begin to rise or experience significant volatility. Management constantly monitors our exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

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

To realize management’s goal to become a nationally recognized full-service regional brokerage firm, it is essential to grow the retail brokerage distribution network. This will be accomplished through the hiring of additional registered representatives and the opening of new branch office locations in the Southwest. As a result of this effort, we recruited 10 new Private Client Group representatives in the first half of fiscal year 2004. We also opened one new branch office in Houston, Texas. Expansion of this network will require outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. Breakeven points for new office locations generally take at least 11 months to achieve, depending on the successful recruiting of registered representatives.

Equity capital markets are an integral part of a full-service regional firm. Growth in the equity capital markets area requires additional investment banking, research and sales personnel. Revenue from this area is cyclical and varies significantly with the growth in the equity markets. Consequently, current investment in personnel could negatively impact earnings until the equity capital markets show additional improvement.

Management’s emphasis on these two aspects of our business is expected to diversify the revenue stream and to enhance aspects of our business that have relatively higher margins than our traditional clearing business. In the full service brokerage section of our business, we retain more of each dollar of commission than in a traditional clearing arrangement. As the full service business grows, we expect to be able to take advantage of the increased margin.

We completed our conversion to a new electronic brokerage operating system in August of 2002, but continue with ongoing efforts to upgrade and enhance the core system with investments in the technology area. Management continually reviews equipment and communications in an effort to offset some of the costs of software enhancement. Our system was developed by Comprehensive Software Systems, Ltd. (“CSS”), an entity that is backed by a consortium of brokerage firms, including Southwest Securities. The development of the system required more time and capital from these brokerage firms than was originally anticipated. While the system is fully functional at SWS, other consortium members have yet to completely install the system. Decisions by these other firms will impact CSS’s ability to continue to deliver new modules and enhancements and could impact the cost of technology to us.

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

In October of 2003, Southwest, along with all other users of the National Securities Clearing Corporation’s mutual fund order system, received a request from the SEC to review its policies and procedures regarding mutual fund trading. We completed this review, in accordance with the SEC’s request in November 2003. SWS was also examined by the SEC in connection with the SEC’s ongoing review of industry trading practices with regard to mutual funds. SWS is continuing to cooperate with the SEC on all aspects of this review and has no indication of any actions by the regulator that could have a material impact on our business or that could be material to our financial statements.

Additionally, Southwest Securities has been notified by the NASD of certain required actions related to compliance with mutual fund breakpoints. This communication was received by approximately 450 brokerage firms indicating the extent of the regulators’ review of the mutual fund area. We are in the process of complying with the required actions, including certain customer notifications and certain trade reviews and expect to complete these actions in accordance with the schedule outlined by the NASD. We have also finalized the resulting regulatory action related to mutual fund break points. There was no material impact to the financial statements from the regulatory action.

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

The purchased mortgage loan program operated at record levels during 2003 due to the high level of mortgage refinancing transactions driven by lower mortgage interest rates. Mortgage interest rates began to rise in July 2003 and volumes in this business have declined 59% from December 31, 2002 to December 31, 2003. We expect this line of business to remain at current levels until mortgage interest rates move, as higher interest rates tend to depress mortgage lending. Until mortgage interest rates move, the Bank will continue to experience lower revenues than in previous quarters. With the decrease in mortgage loan originations, the Bank has moved funds to cash and investments. The yield rates for investments range from 1% to 2%, while the yield rates on mortgage loans range from 6% to 7%, resulting in a decrease in interest revenue. The Bank experienced growth in commercial real estate lending and other lending due to a continued focus on the Bank’s Community Banking division. This focus is due to the hiring, in the fourth quarter of fiscal 2003, of a new bank President with extensive residential, consumer and commercial lending experience to focus on growing the community banking business.

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

RESULTS OF OPERATIONS

Net income for the three and six-month period ended December 31, 2003 was $4,256,000 and $5,539,000, respectively representing an increase in income over the comparable three and six-month periods ended December 31, 2002 of $3,407,000 and $5,000,000, respectively. The three and six-month periods ended December 31, 2003 contained 67 and 130 trading days, respectively. The comparable periods of fiscal 2003 contained 65 and 128 trading days, respectively.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results is presented below.

Mydiscountbroker. On June 13, 2003, we sold the accounts of Mydiscountbroker to Ameritrade Inc. and Ameritrade Canada, Inc., subsidiaries of Ameritrade Holding Corporation (“Ameritrade”). The sales price of $4,200,000 (generating an after tax gain of $2,730,000), which was recognized in June of 2003, was based on the actual accounts transferred at closing, approximately 16,500 accounts. Mydiscountbroker had recorded revenues of $747,000 and $1,601,000 and expenses of $992,000 and $2,335,000 for a net loss before taxes for the three and six-month periods ended December 31, 2002 of $245,000 and $734,000, respectively.

Investment in Comprehensive Software Systems, Ltd. The continued enhancement of our brokerage system is important to the growth of our clearing and retail brokerage business. To ensure the continued enhancement of the systems developed by CSS, we entered into a loan agreement on December 6, 2002 with CSS that calls for the total advance to CSS of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2003. In June of 2003, we amended the loan agreement to provide that our two remaining quarterly installments would be increased to $937,500. All other terms of the agreement were unchanged. Because of this commitment, we began recognizing our share of the undistributed losses of CSS in January of 2003. For the three and six months ended December 31, 2003, our percentage interest in CSS’s losses was $795,800 and $1,803,000, respectively. Our percentage of losses was less than the $937,500 and $1,875,000 loaned during the three and six months ended December 31, 2003 by $141,700 and $72,000, respectively. From inception of the loan to date, SWS’ percentage of losses of $3,879,200 was greater than the $3,500,000 loaned by $379,200. As a result, there is no recorded equity investment or loan receivable from CSS at December 31, 2003.

Effective December 20, 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase will be made in equal quarterly installments and will ultimately result in increasing SWS’s position in CSS to 30.22%. The first installment of $721,475 was made in January 2004.

USHS. During the quarter, we received an additional 91,431 shares of the common stock of USHS that had been held in escrow under the terms of a sales agreement. The additional shares were issued after no material contingencies were found related to the operations of First Consumer Credit, LLC, a business that the Bank sold in October 2001. The Bank paid the shares to the Parent in the form of a dividend. The shares were recorded at fair market value resulting in a gain of $1,082,000 (after-tax gain of $703,000). Prior to this transaction, we owned 365,723 of USHS stock.

Archipelago. During the quarter, we tendered half of our stake in Archipelago Holding, L.L.C., an electronic stock exchange, or 303,456 shares of Archipelago common stock. We recognized a gain of $903,000 (after-tax gain of $587,000). After the tender, we currently own 303,456 shares of Archipelago at a cost of zero.

Analysis of Operations. The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-month periods ended December 31, 2003 and 2002 (dollars in thousands):

	Three Months Ended		Six Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$145	3%	$111	1%
Commissions	3,950	18	7,658	19
Net interest	1,470	11	3,667	13
Investment banking, advisory and administrative fees	(1,123)	(16)	(2,048)	(15)
Net gains on principal transactions	3,268	117	(41)	—
Other	(123)	(2)	(1,168)	(13)

	7,587	14	8,179	7

Operating expenses:
Commissions and other employee compensation	3,248	10	4,877	8
Occupancy, equipment and computer service costs	(770)	(10)	(2,235)	(13)
Communications	(576)	(15)	(1,464)	(19)
Floor brokerage and clearing organization charges	(74)	(4)	(88)	(2)
Advertising and promotional	(23)	(2)	1	—
Other	309	4	(727)	(5)

	2,114	4	364	—

Pretax income	$5,473	424%	$7,815	739%

Net revenues increased for the quarter and the first half of fiscal 2004 by $7,587,000 and $8,179,000, respectively. The largest component of the increase was in commission revenue, which was up $4 million and $7.7 million, respectively. Also contributing to this increase in the three months ended December 31, 2003 was an increase in net gains on principal transactions of $3.3 million. The $3.3 million increase in net gains on principal transactions can be principally attributed to increased fixed income trading profits in the second quarter.

Operating expenses increased $2.1 million and $364,000 for the three and six months ended December 31, 2003. However, taking into account the Bank’s $3.4 million fraud charge recorded in the six-month period ended December 31, 2002, see “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements, operating expenses for the six-month period would have increased $3.8 million. The largest single increase was in the variable compensation component of commissions and employee compensation. Commissions paid increased $3.1 million and $4.9 million, respectively, which represents approximately 43% and 65%, respectively, of the increase in commission and trading revenue for the three and six month periods. Offsetting the increased commission expense was a reduction in operating expenses from the sale of the Mydiscountbroker accounts of $942,000 and $1,779,000 in the quarter and year-to-date, respectively.

Net Revenues from Clearing Operations. Net revenues from clearing increased $145,000 and $111,000, respectively, when compared to the three and six months ended December 31, 2002. Net clearing revenues increased due to an increase in total transactions processed in the three and six-month periods from 6,499,000 and 13,554,000 in fiscal 2003 to 7,147,000 and 16,203,000 in fiscal 2004. The increase in transactions was offset by the reduction in revenue per ticket of 6% and 15%, respectively, for the three and six month periods due to price competition and changes in the mix of clearing transactions. Revenue per transaction was $0.70 and $0.63, respectively, in the three and six month periods of fiscal 2004 versus $0.75 for both the three and six month periods of fiscal 2003.

Commissions. Commission revenue increased 18% and 19%, respectively, for the three and six-month periods. The largest increases were noted in the Private Client Group, independent registered representatives and portfolio trading. These increases for the six-month period were offset by a slight decrease in institutional equity sales. Commission revenue by type of representative is as follows (dollars in thousands):

	December 31, 2003			December 31, 2002
	Three Months Ended	Six Months Ended	No. of Reps	Three Months Ended	Six Months Ended	No. of Reps
Southwest Securities brokers:
Private client group	$7,986	$14,544	93	$5,431	$9,926	84
Fixed income sales & trading	9,058	15,984	34	8,695	14,708	34
Institutional equity sales	2,910	5,044	11	2,847	5,323	13
Independent registered representatives	5,028	9,682	400	4,058	8,027	411
Portfolio Trading	1,355	2,831		834	1,313
Other	132	242		654	1,372

	$26,469	$48,327		$22,519	$40,669

All of the increases were offset somewhat by a decrease in commissions from the sale of our Mydiscountbroker accounts in June 2003. The sold accounts generated $636,000 and $1.3 million in commissions for the three and six months ended December 31, 2002.

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

The components of interest earnings are as follows for the three and six-month periods ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
Interest revenue:
Customer margin accounts	$4,411	$3,818	$7,975	$8,493
Assets segregated for regulatory purposes	1,218	1,635	2,537	3,814
Stock borrowed	6,914	6,466	13,603	13,291
Bank loans	10,097	10,983	21,850	20,876
Other	1,099	1,292	2,177	2,537

	$23,739	$24,194	$48,142	$49,011

Interest expense:
Customer funds on deposit	$1,049	$1,817	$2,148	$3,858
Stock loaned	5,092	4,589	9,483	9,593
Bank deposits	1,606	2,706	3,528	4,823
Federal Home Loan Bank advances	258	680	509	1,655
Other	418	556	924	1,199

	8,423	10,348	16,592	21,128

Net interest	$15,316	$13,846	$31,550	$27,883

Brokerage Group. For the three and six-months ended December 31, 2003, net interest income for the Brokerage Group accounted for 10.8% and 11.2% of our net revenue, respectively. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Average interest-earning assets:
Customer margin balances	$330,000	$280,000	$305,000	$313,000
Assets segregated for regulatory purposes	440,000	513,000	463,000	499,000
Stock borrowed	2,799,000	2,020,000	2,785,000	1,953,000
Average interest-bearing liabilities:
Customer funds on deposit	577,000	627,000	597,000	656,000
Stock loaned	2,765,000	1,988,000	2,727,000	1,938,000

Net interest revenue from customer margin balances increased 15% for the three months ended December 31, 2003 due primarily to the increase in average margin balances of $50 million. The slight decrease in net interest revenue generated from securities lending activities for the quarter of 3% is due to reduction in the average spread by 10 basis points in the second quarter. The types of securities borrowed or loaned and the interest rate environment influence the spread earned in this business. For the six-month period, there was a decrease of 6% in net interest revenue from customer margin balances, due to the effect of lower interest rates and reduced balances in the first quarter of 2004 over the first quarter of 2003. Net interest revenue generated from securities lending activities increased 11% for the six months of fiscal 2004 versus fiscal 2003 due to increased balances.

Banking Group. Net interest revenue generated by the Bank accounted for approximately 13.3% and 15.3% of net revenue in the three and six-month periods ended December 31, 2003. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended December 31, 2003 and 2002 (dollars in thousands):

	Three Months Ended
	Fiscal 2004			Fiscal 2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$110,126	$1,689	6.1%	$230,835	$3,842	6.7%
Real estate – construction	92,676	1,344	5.8	116,063	1,893	6.5
Commercial	174,248	2,937	6.7	134,859	2,685	8.0
Individual	49,083	3,569	28.9	32,559	1,923	23.6
Land	38,832	558	5.7	42,100	640	6.1
Investments	141,794	337	1.0	15,324	87	2.3

	606,759	$10,434	6.9%	571,740	$11,070	7.7%
Noninterest-earning assets:
Cash and due from banks	40,981			3,945
Other assets	9,980			12,643

	$657,720			$588,328

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$158,259	$1,155	2.9%	$332,137	$2,526	3.0%
Money market accounts	17,085	33	0.8	14,648	46	1.2
Interest-bearing demand accounts	361,435	416	0.5	43,254	131	1.2
Savings accounts	5,035	2	0.1	1,223	3	0.9
Federal Home Loan Bank advances	18,427	258	5.6	117,859	680	2.3
Notes payable	9,100	141	6.2	2,500	61	9.8

	569,341	2,005	1.4%	511,621	3,447	2.7%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	24,725			23,126
Other liabilities	7,377			6,161

	601,443			540,908
Stockholders’ equity	56,277			47,420

	$657,720			$588,328

Net interest income		$8,429			$7,623

Net yield on interest-earning assets			5.6%			5.3%

	Six Months Ended
	Fiscal 2004			Fiscal 2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$164,121	$5,009	6.1%	$197,001	$6,745	6.8%
Real estate – construction	93,329	2,874	6.2	116,343	3,746	6.4
Commercial	168,132	5,819	6.9	131,056	5,322	8.1
Individual	47,303	7,008	29.6	31,930	3,734	23.4
Land	39,450	1,140	5.8	41,042	1,329	6.5
Investments	117,040	576	1.0	14,381	175	2.4

	629,375	$22,426	7.1%	531,753	$21,051	7.9%
Noninterest-earning assets:
Cash and due from banks	43,578			4,407
Other assets	10,961			13,804

	$683,914			$549,964

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$181,909	$2,624	2.9%	$271,920	$4,484	3.3%
Money market accounts	17,386	69	0.8	14,705	96	1.3
Interest-bearing demand accounts	361,491	831	0.5	41,678	238	1.1
Savings accounts	3,163	4	0.2	1,065	5	1.0
Federal Home Loan Bank advances	23,310	509	4.4	138,371	1,655	2.4
Notes payable	6,942	225	6.5	6,597	169	5.1

	594,201	4,262	1.4%	474,336	6,647	2.8%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	25,246			21,865
Other liabilities	9,198			6,232

	628,645			502,433
Stockholders’ equity	55,269			47,531

	$683,914			$549,964

Net interest income		$18,164			$14,404

Net yield on interest-earning assets			5.8%			5.4%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank. Additionally, in January of 2003, the Bank began offering an FDIC insured deposit product to our brokerage customers. As of December 31, 2003, $351 million of brokerage customers’ funds were on deposit at the Bank. Rates paid on these deposits are generally less than the rates on Federal Home Loan Bank (“FHLB”) advances and certificates of deposit, allowing the Bank to earn an increased interest spread.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended Fiscal 2004 vs. 2003
		Attributed to
	Total Change	Volume	Rate	Mix
Interest income:
Real estate – mortgage	$(2,153)	$(2,009)	$(301)	$157
Real estate – construction	(549)	(382)	(209)	42
Commercial	252	785	(413)	(120)
Individual	1,646	976	444	226
Land	(82)	(50)	(35)	3
Investments	250	438	(24)	(164)

	$(636)	$(242)	$(538)	$144

Interest expense:
Certificates of deposit	$(1,371)	$(1,322)	$(103)	$54
Money market accounts	(13)	7	(17)	(3)
Interest-bearing demand accounts	285	963	(81)	(597)
Savings accounts	(1)	9	(2)	(8)
Federal Home Loan Bank advances	(422)	(391)	(475)	444
Notes payable	80	161	(22)	(59)

	(1,442)	(573)	(700)	(169)

Net interest income	$806	$331	$162	$313

	Six months ended Fiscal 2004 vs. 2003
		Attributed to
	Total Change	Volume	Rate	Mix
Interest income:
Real estate – mortgage	$(1,736)	$(1,125)	$(733)	$122
Real estate – construction	(872)	(741)	(164)	33
Commercial	497	1,506	(787)	(222)
Individual	3,274	1,798	996	480
Land	(189)	(52)	(142)	5
Investments	401	773	(55)	(317)

	$1,375	$2,159	$(885)	$101

Interest expense:
Certificates of deposit	$(1,860)	$(1,484)	$(561)	$185
Money market accounts	(27)	17	(37)	(7)
Interest-bearing demand accounts	593	1,830	(142)	(1,095)
Savings accounts	(1)	10	(4)	(7)
Federal Home Loan Bank advances	(1,146)	(1,038)	(465)	357
Notes payable	56	9	45	2

	(2,385)	(656)	(1,164)	(565)

Net interest income	$3,760	$2,815	$279	$666

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reason for the decrease in fiscal 2004 fees for both quarter and year-to-date over the prior year is decreased revenue in both municipal and corporate finance underwriting and advisory fees of $689,000 and $1,586,000, respectively. There was also a decrease in money market fees of $465,000 and $787,000, respectively, which were offset by increases in managed account and advisory fees of $400,000 for the six-month period. The money market fees declined as a result of our introduction of the Bank Insured Fund to our customers. As customers have transferred assets to the higher earning Bank Insured Fund, we no longer receive fees for servicing the third party money market products.

Average assets under management by the Asset Management Group were $927,000,000 and $1,080,000,000 at December 31, 2003 and 2002, respectively.

Net Gains on Principal Transactions. The increase in net gains on principal transactions of $3.3 million for the three-month period ending December 31, 2003 versus December 31, 2002 was due primarily to an increase in fixed income trading profits. The fiscal 2003 quarter included a volatile interest rate environment that negatively impacted fixed income trading profits in December of 2002. For the six-month period, net gains on principal transactions decreased $41,000. The interest rate environment in early fiscal 2004 led to reduced fixed income trading profits in the first quarter of 2004 causing the six-month reduction.

Other Revenue. Other revenue decreased approximately $123,000 and $1.2 million from the three and six-month periods ending December 31, 2003 and 2002. Even though other revenue in the second quarter of fiscal 2004 was relatively even with the second quarter of fiscal 2003, after accounting for the transactions with Archipelago and USHS that occurred during the second quarter of fiscal 2004, we experienced an approximate $2.0 million decrease. Approximately $757,000 of the $2.0 million decline resulted from decreased revenue in insurance products. The remaining decline for both the quarter and year-to-date is due to losses on corporate investments and charges related to the fluctuation in market value of assets held in SWS’s deferred compensation plan.

Commissions and Other Employee Compensation. The level of operating revenues, earnings and the number of employees generally affects commissions and other employee compensation. Overall, commissions and other employee compensation increased $3.2 million and $4.9 million for the quarter and year-to-date over the comparable periods in fiscal 2003. The increase was due to commissions paid to revenue-producing employees generating higher levels of commissions revenue (see discussion above). The increases in commissions expense are approximately 43% and 65%, respectively, of the increases in commission and trading revenue.

Occupancy, Equipment and Computer Services. The decrease in the three and six-month periods ended December 31, 2003 from the comparable prior year periods is primarily due to a decrease in equipment rental expense. In the first quarter of 2003, SWS completed the conversion of its operating system, CSS. Consequently, costs incurred in the first quarter of 2003 to complete this system did not recur in fiscal 2004. Also, SWS began purchasing new computer equipment as leases expired. Lastly, in the three and six-month periods of fiscal 2003, SWS incurred approximately $254,000 and $650,000, respectively, in occupancy and equipment costs for Mydiscountbroker and SWS Technologies that did not recur in the three and six-month periods of fiscal 2004.

Communications. Communications expense decreased due primarily to a decrease in quote and telephone expense in the three and six-month periods ended December 31, 2003 versus the three and six-month periods ended December 31, 2002.

Other Expense. The increase in other expense for the second quarter was $309,000 versus the second quarter of last year. For the six-month period, excluding the $3.4 million charge for fraudulent loans at the Bank in the first quarter of fiscal 2003, other expense increased $2.7 million for the first half of fiscal 2004 compared to fiscal 2003. The increase for the six months was primarily due to an increase in bad debts and the loan loss provision for the Bank of $1.7 million, increased losses on equity investments, primarily CSS, of $1.9 million, and increased legal expenses of $1.8 million.

Income Tax Expense. Income tax expense (effective rate 34% for the three months ended December 31, 2003 and 32% for the six months ended December 31, 2003) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income before income taxes. The effective rate was slightly lower because of tax-exempt income and other permanently excluded items.

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

Loans receivable at December 31, 2003 and June 27, 2003 are summarized as follows (in thousands):

	December 31, 2003	June 27, 2003
Real estate – mortgage	$106,838	$231,023
Real estate – construction	109,773	109,968
Commercial	161,180	139,476
Individuals	46,462	47,154
Land	38,069	39,652

	$462,322	$567,273

The following table shows the expected life of certain loans at December 31, 2003, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$90,002	$10,403	$9,368	$109,773
Commercial	27,097	64,822	69,261	161,180

Total	$117,099	$75,225	$78,629	$270,953

Amount of loans based upon:
Floating or adjustable interest rates	$113,562	$63,621	$57,772	$234,955
Fixed interest rates	3,537	11,604	20,857	35,998

Total	$117,099	$75,225	$78,629	$270,953

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of December 31, 2003 and June 27, 2003 are as follows (dollars in thousands):

	December 31, 2003	June 27, 2003
Loans accounted for on a non-accrual basis	$8,279	$11,692

Non-performing loans as a percentage of total loans	1.8%	2.1%

Loans past due 90 days or more, not included above	$794	$5,069

Troubled debt restructurings	$4,343	$5,746

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2003 and 2002 is as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Balance at beginning of period	$4,721	$5,058	$4,421	$4,758
Charge-offs – individual	859	311	1,622	429
Charge-offs – real estate – construction	45	100	45	100
Charge-offs – real estate – mortgage	26	435	26	435
Charge-offs – commercial, financial and agricultural	47	—	56	—
Recoveries – individual	(28)	(27)	(59)	(46)

Net charge-offs	(949)	(819)	(1,690)	(918)
Additions charged to operations	838	1,418	1,879	1,817

Balance at end of period	$4,610	$5,657	$4,610	$5,657

Ratio of net charge-offs during the period to average loans outstanding during the period	0.21%	0.15%	0.34%	0.18%

The allowance for probable loan losses is applicable to the following types of loans as of December 31, 2003 and June 27, 2003 (dollars in thousands):

	December 31, 2003		June 27, 2003
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,875	34.9%	$1,711	24.7%
Real estate – construction	734	23.7	970	19.4
Real estate – mortgage & land	1,233	31.3	987	47.5
Individuals	768	10.1	753	8.4

	$4,610	100.0%	$4,421	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three and six-month periods ended December 31, 2003 and 2002 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $34,000,000 and $52,556,000 at December 31, 2003 and June 27, 2003, respectively. Prior to January 2003, the bank funded its loans through short-term borrowings at the FHLB, internally generated deposits and brokered certificates of deposit. In early fiscal 2003, the Bank began offering an FDIC insured interest bearing checking account to our brokerage customers. In January of 2003, Southwest Securities began using this product as one of the primary products in its cash management accounts. Consequently, the Bank now has in excess of $300 million ($351 million at December 31, 2003) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB.

Advances from Federal Home Loan Bank (“FHLB”). The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 2-7 days, during the three and six-month periods ended December 31, 2003 and 2002 (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2003		December 31, 2002		December 31, 2003		December 31, 2002
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$—	—%	$110,000	1.5%	$—	—%	$110,000	1.5%
Average during period	—	—%	103,180	1.7%	5,275	1.27%	124,388	2.0%
Maximum month-end balance during year	—	—	150,000	—	—	—	150,000	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. There were no borrowings under these arrangements at December 31, 2003.

We also have an irrevocable letter of credit agreement (aggregating $61,000,000 at December 31, 2003) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $76,075,000 at December 31, 2003. We also have unsecured letters of credit, aggregating $2,250,000 at December 31, 2003, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At December 31, 2003, we have an additional unsecured letter of credit issued for a sub-lease to the sub-leasee of space previously occupied by Mydiscountbroker in the amount of $1,000,000. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At December 31, 2003, the total amount available for borrowings was $16,750,000. There were no amounts outstanding at December 31, 2003.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs for the foreseeable future.

Exchangeable Subordinated Notes. On June 16, 1999, we issued $50 million of 5% Exchangeable Subordinated Notes (the “Notes”) due June 30, 2004. In July 1999, we issued an additional $7.5 million of the Notes as the underwriters exercised their over-allotment option. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of SWS, their cash equivalent. The Notes, which are in the form of DARTSSM, were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note’s maturity is equal to or less than the DARTS issue price. Noteholders are entitled to ..833 shares of Knight common stock for each DARTS if the average price of Knight’s common stock is 20% or more greater than the DARTS’ issue price. If the average price of the Knight common stock is between the Note’s issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At December 31, 2003, SWS had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $10.3 million on the consolidated statements of financial condition.

The DARTS mature on June 30, 2004, fiscal 2005. At that time, we may choose to deliver our remaining shares of Knight stock in satisfaction of our obligation. Extinguishment of this obligation will result in a non-cash gain equal to the difference in the fair value of the Knight stock at the hedging date and the fair value of the Knight stock at the maturity date of the DARTS. As of December 31, 2003, this gain would be approximately $23,000,000.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission (“SEC”) relating to liquidity, capital standards and the use of client funds and securities. The amount of broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See “Net Capital Requirements” in the Notes to the Consolidated Financial Statements.

Banking Group. The Bank’s asset and liability management policy is intended to manage interest rate risk. First Savings accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “gap” data.

Liquidity is monitored daily to ensure the ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, First Savings has borrowing capacity with the FHLB for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $54,628,000. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

First Savings is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. First Savings has historically met all the capital adequacy requirements to which it is subject.

The OTS has approved our application to create a new bank holding company. This new subsidiary could be used to issue trust-preferred securities to facilitate additional capital at the Bank. There is no current plan for the Bank to issue trust-preferred securities.

Cash Flow. Net cash provided by operating activities was $138,194,000 for the six-months ended December 31, 2003 compared to net cash used in operating activities of $43,354,000 for the six-month periods ended December 31, 2002. The largest difference from period to period is due primarily to a net decrease in loans held for sale of $119,887,000 for fiscal 2004 compared to a net increase in loans held for sale in fiscal 2003 of $97,585,000. This decrease is a result of decreased volume in the Bank’s purchased mortgage program. As mortgage interest rates have risen, demand for mortgage refinancing has decreased, resulting in reduced volume and increased cash flow. This is offset by an increase in client accounts in fiscal 2004 of $99,706,000 compared to a decrease in client accounts in fiscal 2003 of $73,027,000. Net cash used in investing activities for the six-month period ended December 31, 2003 was $23,654,000 compared to $20,281,000 for the six-month period ended December 31, 2002. The change from the prior comparable period was due to loans to CSS that were not incurred in the prior period of $1.9 million and gain on sale of subsidiary of $1.1 million recorded when the 91,431 shares of USHS were released from escrow in October 2003. Net cash flows used in financing activities totaled $32,364,000 for the six month period ended December 31, 2003 compared to cash proved by financing activities of $77,897,000 for the six month period ended December 31, 2002. The primary difference is the decrease in deposits at the Bank.

Treasury Stock. Periodically, SWS repurchases its common stock under a plan approved by our Board of Directors. A plan to repurchase 1 million shares (336,200 shares remaining) expired in December 2003.

Currently, SWS has authorization, which will expire in June 2004, to repurchase 500,000 shares. No shares have been repurchased since February 2003.

Additionally, we periodically purchase stock in the open market under our Deferred Compensation Plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by us. Approximately 1,520 shares were purchased in the first half of fiscal 2004 at a cost of $30,050 or $19.77 per share.

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

In accordance with the SEC’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased that are in our trading portfolio, as well as marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$195	$1,149	$4,861	$12,887	$19,092
U.S. Government and Government agency obligations	2,419	9,551	12,141	(1,236)	22,875
Corporate obligations	1,110	(727)	(6,128)	(722)	(6,467)

Total debt securities	3,724	9,973	10,874	10,929	35,500
Corporate equity	—	—	—	3,347	3,347
Other	9,061	—	—	—	9,061

	$12,785	$9,973	$10,874	$14,276	$47,908

Weighted average yield
Municipal obligations	9.15%	2.22%	1.46%	3.35%	2.87%
U.S. Government and Government agency obligations	6.60%	3.13%	4.26%	5.81%	3.95%
Corporate obligations	9.84%	11.87%	5.79%	(4.17)%	4.69%
Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$10,551	$10,551

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

Managing Risk Exposure. We manage risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are well established and monitored on an ongoing basis. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. First Savings seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap,” by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counter-party risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees, that have the responsibility to review and manage risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued the following SFAS, which are applicable to us:

Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Financial Accounting Standards Board issued FIN No. 46 on January 17, 2003. In December 2003, the Financial Accounting Standards Board issued a revision to FIN No. 46, FIN No. 46R. Based on a review of its investments and the revised FIN No. 46R, SWS determined that it did not have any VIEs, as defined by FIN No. 46R, that must be consolidated.

Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In June 2003, the Financial Accounting Standards Board issued SFAS No. 150. This statement establishes standards for how SWS should classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement applies to SWS’ minority interest in the Bank’s subsidiaries. On November 5, 2003, the Financial Accounting Standards Board deferred, indefinitely, the implementation of SFAS No. 150 as it pertains to minority interest. The effect on the consolidated financial statements if SWS would have implemented SFAS No. 150 as of December 31, 2003 would be immaterial. SWS’ fair value of the minority interest in the Bank’s subsidiaries is approximately equivalent to book value. Thus, the amount that would be paid if the Bank’s subsidiaries terminated and settled their operations at December 31, 2003 would be $2.0 million.

Financial Accounting Standard No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits-An Amendment of FASs 87, 88 and 106 and a revision of FAS 132.” The Financial Accounting Standards Board issued SFAS 132 (revised 2003) on December 23, 2003. This statement revises employer’s disclosures about pension plans and postretirement benefit plans. Additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans are required. The statement also addresses additional interim disclosure requirements. SFAS 132 (revised 2003) is effective for fiscal years ending after December 15, 2003. The interim requirements are effective for interim periods beginning after December 15, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Market Risk.

Item 4.	Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and the Securities Exchange Act of 1934) as of December 31, 2003. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of December 31, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis. There have not been any changes in SWS’ internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three month period ending December 31, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Changes in Securities and Use of Proceeds

None Reportable.

Item 3.	Defaults upon Senior Securities

None Reportable.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 12, 2003. The following directors were elected at the meeting:

Nominees	For	Withheld	Abstain
Don A. Buchholz	13,118,175	817,544	—
Donald W. Hultgen	13,120,349	815,370	—
Brodie L. Cobb	13,114,823	820,896	—
J. Jan Collmer	13,117,193	818,526	—
Ron W. Haddock	13,111,901	823,818	—
R. Jan Lecroy	13,111,626	824,093	—
Frederick R. Meyer	13,109,192	826,527	—
Jon L. Mosle, Jr.	13,115,395	820,324	—

There were three other matters on which the shareholders voted. The results are as follows:

	For	Against	Abstain	Not Voted
Establishment of the Company’s Restricted Stock Plan	7,546,830	2,049,187	11,966	4,327,736
Amendment of the Company’s Deferred Compensation Plan	9,321,913	169,276	116,795	4,327,735

Item 5.	Other Information

None Reportable.

Item 6.	Exhibits and Reports on Form 8-K

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SWS filed one Report on Form 8-K during the three-month period ended December 31, 2003:

Date Filed	Description
October 23, 2003	Reported under Item 12. Results of Operations and Financial Condition. SWS’ financial results for the quarter ended September 26, 2003. Press release attached thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

February 13, 2004	/S/ DONALD W. HULTGREN

Date	(Signature) Donald W. Hultgren Chief Executive Officer (Principal Executive Officer)

February 13, 2004	/S/ KENNETH R. HANKS

Date	(Signature) Kenneth R. Hanks Treasurer and Chief Financial Officer (Principal Financial Officer)

February 13, 2004	/S/ STACY HODGES

Date	(Signature) Stacy Hodges Principal Accounting Officer (Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of August 10, 1999 between the Registrant and ASBI Holdings, Inc. incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

3.1	Certificate of Incorporation of the Registrant incorporated by reference to the Registrant’s Registration Statement No. 33-42338 filed August 21, 1991

3.2	By-laws of the Registrant incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement No. 33-42338 filed October 7, 1991

3.3	Certificate of Amendment of Certificate of Incorporation incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 25, 1997

10.1+	Deferred Compensation Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

10.2+	Employee Stock Purchase Plan incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)

10.3+	Stock Option Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.4+	Phantom Stock Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.5+	1997 Stock Option Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.6+	Stock Purchase Plan (Restated) incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999

10.7+	Agreement between Registrant and David Glatstein, effective as of December 28, 2001 incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 26, 2002

10.8+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to the Registrant’s Proxy Statement filed October 9, 2003

10.9+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to the Registrant’s Proxy Statement filed October 9, 2003

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement