Form 10-Q
period 2004-03-26
SWS GROUP INC
filed 2004-05-06
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

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

Yes ☑    No ☐

As of May 3, 2004, there were 17,151,996 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition March 26, 2004 and June 27, 2003(unaudited)	1

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) For the three and nine months ended March 26, 2004 and March 28, 2003 (unaudited)	2

Consolidated Statements of Cash Flows For the nine months ended March 26, 2004 and March 28, 2003 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	40

Item 3. Defaults Upon Senior Securities	41

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 5. Other Information	41

Item 6. Exhibits and Reports on Form 8-K	41

SIGNATURES	42

EXHIBIT INDEX	43

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

March 26, 2004 and June 27, 2003

(In thousands, except par values and share amounts)

(Unaudited)

	March	June
Assets
Cash and cash equivalents	$95,270	$74,706
Assets segregated for regulatory purposes	378,697	441,184
Marketable equity securities available for sale	9,694	5,599
Receivable from brokers, dealers and clearing organizations	3,265,530	2,488,008
Receivable from clients, net	441,253	297,238
Loans held for sale, net	99,759	201,265
Loans, net	420,947	366,008
Securities owned, at market value	194,143	122,693
Goodwill	8,097	7,558
Other assets	70,140	87,825

	$4,983,530	$4,092,084

Liabilities and Stockholders’ Equity
Short-term borrowings	$15,600	$—
Payable to brokers, dealers and clearing organizations	3,247,614	2,405,427
Payable to clients	700,347	705,474
Deposits	522,607	528,515
Securities sold, not yet purchased, at market value	97,438	40,620
Drafts payable	30,551	29,331
Advances from Federal Home Loan Bank	20,142	49,885
Other liabilities	82,847	73,953
Exchangeable subordinated notes	9,500	7,284

	4,726,646	3,840,489

Minority interest in consolidated subsidiaries	2,333	1,822

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 17,810,674 and outstanding 17,056,919 shares at March 26, 2004; issued 17,707,998 and outstanding 16,957,287 shares at June 27, 2003	1,781	1,770
Additional paid-in capital	245,931	243,683
Retained Earnings	3,332	1,217
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $7,480 at March 26, 2004 and $6,824 at June 27, 2003	13,891	12,673
Deferred compensation, net	792	1,549
Treasury stock (753,755 shares at March 26, 2004 and 750,711 shares at June 27, 2003, at cost)	(11,176)	(11,119)

Total stockholders’ equity	254,551	249,773
Commitments and contingencies

	$4,983,530	$4,092,084

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the three and nine months ended March 26, 2004 and March 28, 2003

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Net revenues from clearing operations	$4,678	$4,034	$14,964	$14,208
Commissions	24,753	19,701	73,080	60,370
Interest	23,013	22,352	71,154	71,363
Investment banking, advisory and administrative fees	7,765	5,579	19,711	19,574
Net gains on principal transactions	5,087	4,578	14,612	14,144
Other	4,404	3,017	11,966	11,747

	69,700	59,261	205,487	191,406

Commissions and other employee compensation	37,380	30,365	106,432	94,540
Interest	8,003	8,667	24,595	29,795
Occupancy, equipment and computer service costs	6,988	7,853	21,497	24,597
Communications	3,390	3,590	9,778	11,442
Floor brokerage and clearing organization charges	1,381	1,325	4,830	4,862
Advertising and promotional	718	763	2,427	2,471
Other	8,254	7,413	23,470	23,356

	66,114	59,976	193,029	191,063

Income (loss) before income tax expense (benefit) and minority interest in consolidated subsidiaries	3,586	(715)	12,458	343
Income tax expense (benefit)	1,806	(477)	4,618	(403)

Income (loss) before minority interest in consolidated subsidiaries	1,780	(238)	7,840	746
Minority interest in consolidated subsidiaries	(299)	(472)	(820)	(917)

Net income (loss)	1,481	(710)	7,020	(171)
Other comprehensive income (loss):
Holding loss arising during the three months ended March 26, 2004, net of tax of $300, holding gain arising during the nine months ended March 26, 2004, net of tax of $1,056 and holding losses arising during the three and nine months ended March 28, 2003, net of tax of $3 and $69, respectively.	(561)	(130)	2,668	(309)
Reclassification for hedging activities, net of tax of $284 and ($781) for the three and nine months ended March 26, 2004 and $99 and $158 for the three and nine months ended March 28, 2003.	527	185	(1,450)	294

Net income (loss) recognized in other comprehensive income	(34)	55	1,218	(15)

Comprehensive income (loss)	$1,447	$(655)	$8,238	$(186)

Earnings per share – basic
Net income (loss)	$0.09	$(0.04)	$0.41	$(0.01)

Weighted average shares outstanding – basic	17,056,661	16,866,511	17,033,225	16,969,887

Earnings per share – diluted
Net income (loss)	$0.09	$(0.04)	$0.41	$(0.01)

Weighted average shares outstanding – diluted	17,225,618	16,866,511	17,227,870	16,969,887

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended March 26, 2004 and March 28, 2003

(In thousands)

(Unaudited)

	March 26, 2004	March 28, 2003
Cash flows from operating activities:
Net income (loss)	$7,020	$(171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,623	3,754
Provision for doubtful accounts	3,234	753
Provision for loss on mortgage loans	—	3,423
Write-off of correspondent margin loan	—	(5,964)
Deferred income tax benefit	756	3,967
Deferred compensation	754	(403)
Gain on sale of loans	(1,017)	—
Gain on sale of fixed assets	—	(104)
Equity in undistributed losses on investments	4,088	813
Net change in minority interest in consolidated subsidiaries	511	172
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	62,487	(45,025)
Net change in broker, dealer and clearing organization accounts	64,665	(73,811)
Net change in client accounts	(149,438)	86,829
Net change in loans held for sale	101,506	(51,403)
Increase in securities owned	(70,741)	(6,802)
Decrease in other assets	15,007	985
Increase (decrease) in drafts payable	1,220	(5,310)
Increase in securities sold, not yet purchased	56,818	38,104
Increase in other liabilities	10,624	4,975

Net cash provided by (used in) operating activities	112,117	(45,218)

Cash flows from investing activities:
Purchase of fixed assets	(5,025)	(5,059)
Proceeds from the sale of fixed assets	—	111
Loan originations and purchases	(348,787)	(301,025)
Loan repayments	291,927	285,039
Cash paid for purchase of O’Connor, net of cash acquired	(539)	(1,065)
Cash paid on investments	(3,596)	(813)
Cash received on investments	40	—
Gain on sale of subsidiary	(1,082)	—

Net cash used in investing activities	(67,062)	(22,812)

Cash flows from financing activities:
Increase in short-term borrowings	15,600	7,950
Payments on capital leases	(743)	—
Increase (decrease) in deposits	(5,908)	326,213
Decrease in advances from Federal Home Loan Bank	(29,743)	(145,022)
Payment of cash dividends on common stock –SWS Group	(5,113)	(5,075)
Net proceeds from exercise of stock options	1,416	141
Proceeds related to Deferred Compensation Plan	57	255
Purchase of treasury stock	(57)	(4,679)

Net cash (used in) provided by financing activities	(24,491)	179,783

Net increase in cash	20,564	111,753
Cash at beginning of period	74,706	24,777

Cash at end of period	$95,270	$136,530

	March 26, 2004	March 28, 2003
Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$930	$—

Removal from escrow marketable equity securities	$1,082	$—

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$25,053	$30,788

Taxes	$5,300	$—

See accompanying Notes to Consolidated Financial Statements.

SWS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Three and Nine Months Ended March 26, 2004 and March 28, 2003

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 26, 2004, and for the three and nine-month periods ended March 26, 2004 and March 28, 2003, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 27, 2003 filed on Form 10-K. Amounts included for June 27, 2003 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”):

Brokerage Group
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
May Financial Corporation	“May Financial”
Mydiscountbroker.com, Inc.	“Mydiscountbroker”
Southwest Clearing Corp.	“Southwest Clearing”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
SWS Banc Holding, Inc.	“SWS Banc”
First Savings Bank, FSB	“First Savings” or the “Bank”
FSBF, LLC (75%)	“FSBF”
FSB Financial, LTD (73.5%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
SWS Technologies Corporation	“SWS Technologies”
Southwest Financial Insurance Agency, Inc.	“SWS Insurance”
Southwest Insurance Agency, Inc.	“
Southwest Insurance Agency of Alabama	“

Brokerage Group. Southwest Securities is a New York Stock Exchange (“NYSE”) registered broker/dealer and SWS Financial and May Financial are National Association of Securities Dealers (“NASD”) registered broker/dealers under the Securities Exchange Act of 1934 (“1934 Act”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission as registered investment advisors.

SWS filed broker/dealer withdrawals with the NASD for Mydiscountbroker and Southwest Clearing on December 4, 2003. The effective date of the Mydiscountbroker withdrawal was December 2, 2003 and the effective date of the Southwest Clearing withdrawal was December 1, 2003.

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

Banking Group. SWS Banc was incorporated in the state of Delaware on October 1, 2003. On March 5, 2004, SWS Banc became a savings and loan holding company through the issuance of 1,000 shares of common stock to the SWS Group for consideration of 300,000 shares of First Savings’ common stock, which represented a 100% equity interest in First Savings.

First Savings is a federally chartered savings association regulated by the Office of Thrift Supervision. FSB Financial purchases non-prime automobile loans and FSB Development develops single-family residential lots.

Other Consolidated Entities. In the first quarter of fiscal 2003, SWS sold SWS Technologies’ internet service provider customer list and accounts receivable to a third party for $75,000. During fiscal 2003, SWS completed the transition of these accounts with no additional compensation.

Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, hold insurance agency licenses in 42 states for the purpose of facilitating the sale of insurance and annuities for customers of Southwest Securities and its correspondents.

STOCK OPTION AND RESTRICTED STOCK PLANS

At March 26, 2004, SWS had two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS’ common stock for issuance to eligible officers, directors and employees of SWS or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS’ common stock for eligible employees or potential employees of SWS or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. Options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

At the discretion of the Compensation Committee, the stock options outstanding and shares reserved for issuance, as well as the options’ exercise prices, were adjusted for various stock dividends declared by the Board of Directors from 1997 through 2001. In fiscal 2002, all stock options and exercise prices were adjusted to reflect the spin-off of SWS’ primary asset management subsidiary. Shares issued and reserved for future issuance under these option plans reflect these adjustments.

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

	Three Months Ended		Nine Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Net income (loss):
As reported	$1,481	$(710)	$7,020	$(171)
Pro forma	1,276	(801)	6,107	(2,193)

Earnings per share – basic:
As reported	$0.09	$(0.04)	$0.41	$(0.01)
Pro forma	0.07	(0.05)	0.36	(0.13)

Earnings per share – diluted:
As reported	$0.09	$(0.04)	$0.41	$(0.01)
Pro forma	0.07	(0.05)	0.35	(0.13)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended March 26, 2004 and March 28, 2003:

	March 26, 2004	March 28, 2003
Expected volatility	52%	51.9%
Risk-free interest rate	3.15%	3.16%
Expected dividend yield	2.57%	2.57%
Expected life	5 years	5 years

On November 12, 2003, the shareholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 500,000 shares of SWS’s common stock to SWS’s directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted under the Restricted Stock Plan is fully vested after three years. On November 12, 2003, the Board of Directors approved grants to various officers totaling 45,747 shares under the Restricted Stock Plan. As a result of these grants, SWS recorded deferred compensation of approximately $930,000 and for the three and nine months ended March 26, 2004, SWS has recognized compensation expense of approximately $78,000 and $116,000, respectively.

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

	March 26, 2004	June 27, 2003
Total assets	$7,844	$7,871
Total liabilities	10,999	8,775
Shareholders’ equity	(3,155)	(904)

	Three Months Ended
	March 26, 2004	March 28, 2003
Total revenues	$1,286	$1,041
Net loss	(2,683)	(4,350)

	Nine Months Ended
	March 26, 2004	March 28, 2003
Total revenues	$3,539	$3,153
Net loss	(9,873)	(12,599)

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

SWS’ share of the undistributed losses of CSS for the three and nine months ended March 26, 2004 was $673,000 and $2,476,000, respectively. Based on SWS’ percentage of ownership, its pro-rata share of CSS’ losses was less than the $721,000 and $2,596,000, respectively, loaned during the three and nine months ended March 26, 2004 by $48,000 and $120,000, respectively. From inception of the loan to date, SWS’ pro-rata percentage of losses of $4,600,675 was greater than the $4,221,475 loaned and invested by $379,200. As a result, there is no recorded equity investment or loan receivable from CSS at March 26, 2004.

SWS has four other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund. Upon formation of this fund, SWS committed $5 million to the fund. As of March 26, 2004, SWS had contributed $3.5 million from inception to date. During the three and nine months ended March 26, 2004, SWS recorded losses of $485,000 and $991,000, respectively, related to this investment.

SWS also has a 33.33% investment in a business, which provides option execution services. SWS entered into this investment on January 2, 2003. As of March 26, 2004, SWS has made the initial investment of $10,000, recorded its share of losses for the quarter and nine month period of $19,000 and $81,000, respectively, and made loans to the entity totaling $475,000. SWS loaned $250,000 with an interest rate of 10% due on June 27, 2003. As of March 26, 2004, $40,000 of the outstanding balance had been repaid. The second loan of $225,000 represents subordinated debt, bears interest at a rate of 3%, and matures March 1, 2006. SWS also provides option clearing services to the entity at cost.

The Financial Accounting Standards Board issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003 and the revised version, FIN No. 46R in December 2003. Upon review of its investments, SWS determined that it does not have any variable interest entities (“VIE”), as defined by FIN No. 46R, that should be consolidated.

SWS’ two remaining equity investments had total losses for the three and nine months ended March 26, 2004 of $100,000 and $305,000, respectively.

SWS also has an investment in Archipelago Holdings, L.L.C., recorded at its cost of zero. SWS’s 303,456 shares represent less than 0.2% of Archipelago Holdings, L.L.C.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 26, 2004, SWS had U.S. Treasury securities with a market value of approximately $117,444,000, reverse repurchase agreements of approximately $76,013,000 and related cash and accrued interest of approximately $177,735,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $76,529,000. SWS also had approximately $7,500,000 in cash and accrued interest of approximately $5,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at March 26, 2004.

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

MARKETABLE EQUITY SECURITIES

SWS’ shares of Knight Trading Group, Inc. (“Knight”) and U.S. Home Systems, Inc. (“USHS”) common stock are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. At March 26, 2004 and June 27, 2003, SWS held 373,550 shares of Knight common stock with a cost basis of $48,000. At March 26, 2004 and June 27, 2003, SWS held 457,154 and 365,723, respectively, shares of USHS with a cost basis of $2,018,000 and $936,000, respectively. The market value of the Knight shares was $4,665,000 at March 26, 2004 and $2,436,000 at June 27, 2003. The market value of the USHS shares was $5,029,000 at March 26, 2004 and $3,163,000 at June 27, 2003.

During the second quarter of fiscal year 2004, SWS received an additional 91,431 shares of the common stock of USHS that had been held in escrow under the terms of a sales agreement. The additional shares were issued after no material contingencies were found related to the operations of First Consumer

Credit, LLC, a business the Bank sold in October 2001. The Bank paid the shares to the SWS Group in the form of a dividend. The shares were recorded at fair market value resulting in a gain of $1,082,000 (after-tax gain of $703,000).

The “specific identification” method is used to determine the cost of marketable securities sold. At March 26, 2004 and June 27, 2003, all of the Knight shares held were hedged by the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSSM (or “Derivative Adjustable Ratio SecuritiesSM”) and subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

There were no sales of Knight or USHS stock in the three and nine-month periods ending March 26, 2004 and March 28, 2003.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 26, 2004 and June 27, 2003, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March	June
Receivable
Securities failed to deliver	$43,480	$55,337
Securities borrowed	3,196,047	2,401,665
Correspondent broker/dealers	13,562	18,104
Clearing organizations	5,909	5,762
Other	6,532	7,140

	$3,265,530	$2,488,008

Payable
Securities failed to receive	$41,760	$62,723
Securities loaned	3,148,891	2,303,994
Correspondent broker/dealers	16,157	14,777
Other	40,806	23,933

	$3,247,614	$2,405,427

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS has received collateral of $3,196,047,000 under securities lending agreements, of which the Company has repledged $3,111,096,000 at March 26, 2004. At June 27, 2003, the Company had collateral of $2,401,665,000 under securities lending agreements, of which the Company had repledged $2,286,526,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at March 26, 2004 and June 27, 2003 are summarized as follows (in thousands):

	March	June
First mortgage loans (principally conventional):
Real estate	$212,656	$198,226
Construction	99,055	99,303

	311,711	297,529

Consumer and other loans:
Commercial	43,256	24,022
Other	73,915	61,535

	117,171	85,557

Factored receivables	8,316	6,377

	437,198	389,463
Unearned income	(11,854)	(19,034)
Allowance for probable loan losses	(4,397)	(4,421)

	$420,947	$366,008

Impairment of loans with a recorded investment of approximately $6,043,000 and $11,692,000 at March 26, 2004 and June 27, 2003, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an Amendment of FASB Statement No. 114.”

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 26, 2004 and March 28, 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Balance at beginning of period	$4,610	$5,657	$4,421	$4,758
Provision for loan losses	1,058	723	2,937	2,540
Loans charged to the allowance, net	(1,271)	(1,639)	(2,961)	(2,557)

Balance at end of period	$4,397	$4,741	$4,397	$4,741

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At March 26, 2004 and June 27, 2003, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	March	June
Securities owned
Corporate equity securities	$12,393	$6,875
Municipal obligations	43,096	35,405
U.S. Government and Government agency obligations	65,721	17,666
Corporate obligations	62,751	46,240
Other	10,182	16,507

	$194,143	$122,693

Securities sold, not yet purchased
Corporate equity securities	$2,205	$1,549
Municipal obligations	1,172	726
U.S. Government and Government agency obligations	41,565	9,047
Corporate obligations	52,107	29,040
Other	389	258

	$97,438	$40,620

During the quarter, certain of the above securities were deposited as security at clearing organizations for SWS’ clearing business to secure short-term borrowings. Securities deposited as security at clearing organizations were $4,440,000 and $1,945,000 at March 26, 2004 and June 27, 2003, respectively. Additionally, at March 26, 2004 and June 27, 2003, SWS had deposited firm securities valued at $517,000 and $242,000, respectively, in conjunction with securities lending activities.

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

SWS has two reporting units with goodwill—Southwest Securities and the Bank. Changes in the carrying value of goodwill during the nine-month period ended March 26, 2004, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 27, 2003	$6,302	$1,256	$7,558
Arising from earn-out provision of completed business combination	539	—	539

Balance, March 26, 2004	$6,841	$1,256	$8,097

In accordance with SFAS No. 142, SWS ceased amortizing its goodwill at the date of adoption.

SOFTWARE DEVELOPMENT

In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” SWS has capitalized $20,000 and $373,000 of software development up-grade costs associated with the CSS technology platform for the three and nine months ended March 26, 2004. There were $469,000 and $623,000 of capitalized software development costs for the three and nine months ended March 28, 2003. These capitalized costs are primarily labor related and will be depreciated over a three-year period.

SHORT-TERM BORROWINGS

SWS has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 26, 2004, the amount outstanding under these secured arrangements was $15,600,000, which was collateralized by securities held for firm accounts valued at $56,781,000. There were no borrowings under these arrangements at June 27, 2003.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At March 26, 2004 and June 27, 2003, the total amount available for borrowings was $16,750,000 and $17,750,000, respectively. There were no amounts outstanding on this line at March 26, 2004 and June 27, 2003.

SWS has an irrevocable letter of credit agreement aggregating $49,900,000 and $57,000,000 at March 26, 2004 and June 27, 2003, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $67,410,000 and $76,298,000 at March 26, 2004 and June 27, 2003, respectively. SWS also has unsecured letters of credit, aggregating $2,250,000 at both March 26, 2004 and June 27, 2003, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At March 26, 2004, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker in the amount of $1,000,000. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to using client securities to finance bank loans, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At March 26, 2004, approximately $569,443,000 of client securities under customer margin loans was available to be repledged, of which SWS has pledged $37,562,000 under securities loan agreements. At June 27, 2003, $389,240,000 of client securities under customer margin loans was available to be pledged, of which the Company has repledged $16,753,000 under securities loan agreements.

At March 26, 2004 and June 27, 2003, SWS had no repurchase agreements outstanding.

DEPOSITS

Deposits at March 26, 2004 and June 27, 2003 are summarized as follows (dollars in thousands):

	March		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$25,087	4.8%	$26,428	5.0%
Interest bearing demand accounts	26,329	5.0	326,238	61.7
Savings accounts	336,901	64.5	1,205	0.2
Limited access money market accounts	15,928	3.1	16,654	3.2
Certificates of deposit, less than $100,000	86,852	16.6	105,434	20.0
Certificates of deposit, $100,000 and greater	31,510	6.0	52,556	9.9

	$522,607	100.0%	$528,515	100.0%

The weighted average interest rate on deposits was approximately 1.62% at March 26, 2004 and 1.98% at June 27, 2003.

At March 26, 2004, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Thereafter	Total
Certificates of deposit, less than $100,000	$53,970	$24,334	$3,497	$5,051	$86,852
Certificates of deposit, $100,000 and greater	20,256	8,502	949	1,803	31,510

	$74,226	$32,836	$4,446	$6,854	$118,362

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At March 26, 2004 and June 27, 2003, advances from the FHLB were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$1,418	$33,000
Due within two years	979	2,396
Due within five years	1,692	1,160
Due within seven years	919	948
Due within ten years	6,801	5,260
Due within twenty years	8,333	7,121

	$20,142	$49,885

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 3.2% to 7.7%, are collateralized by approximately $48 million of collateral value (as defined) in qualifying loans at March 26, 2004 (calculated at December 31, 2003). At June 27, 2003 (calculated at March 31, 2003), advances with interest rates from 1.2% to 7.7% were collateralized by approximately $87 million of collateral value in qualifying loans.

BANK BORROWING

On February 3, 2004, FSB Financial obtained a line of credit in the amount of $10 million. FSB Financial has borrowed $10 million on this line. The note matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 1%. The proceeds of the loan were used by FSB Financial in the ordinary course of its business.

EXCHANGEABLE SUBORDINATED NOTES

SWS adopted SFAS No. 133 effective July 1, 2000. SFAS No. 133 is applicable to the Notes due 2004 with a face value of $21.2 million. SWS issued the Notes in June 1999 in the form of DARTSSM, or Derivative Adjustable Ratio SecuritiesSM. 373,550 DARTS were outstanding at both March 26, 2004 and June 27, 2003.

SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account in the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the three and nine-month periods ended March 26, 2004 and March 28, 2003 (in thousands):

	Fiscal 2004	Fiscal 2003
Balance at beginning of period	$7,284	$6,785
Change in value of embedded derivative	1,802	(447)

Balance at end of first quarter	$9,086	$6,338
Change in value of embedded derivative	1,225	286

Balance at end of second quarter	$10,311	$6,624
Change in value of embedded derivative	(811)	(284)

Balance at end of third quarter	$9,500	$6,340

Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For the three and nine -month periods ended March 26, 2004 and March 28, 2003, the changes in the time value of the embedded equity option in the DARTS were immaterial to the consolidated financial statements.

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain “minimum net capital,” as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,500,000 or 2% of aggregate “debit balances”, as defined in Rule 15c3-3 under the 1934 Act. At March 26, 2004, Southwest Securities had net capital of $100,705,000, or approximately 17.9% of aggregate debit balances, which was $89,452,000 in excess of its minimum net capital requirement of $11,253,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 26, 2004, Southwest Securities had net capital of $72,571,000 in excess of 5% of aggregate debit items.

May Financial also follows the alternative method and is required to maintain minimum net capital of $250,000. At March 26, 2004, the net capital and excess net capital for May Financial were $2,288,000 and $2,038,000, respectively.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At March 26, 2004, the net capital and excess net capital of SWS Financial were $584,000 and $334,000, respectively.

Banking Group. First Savings is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 26, 2004 and June 27, 2003, that the Bank met all capital adequacy requirements to which it is subject.

As of March 26, 2004 and June 27, 2003, First Savings is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 26, 2004:
Total capital (to risk weighted assets)	$59,201	11.9%	$39,820	8.0%	$49,775	10.0%
Tier I capital (to risk weighted assets)	56,223	11.3	19,910	4.0	29,865	6.0
Tier I capital (to adjusted total assets)	56,223	9.0	25,012	4.0	31,265	5.0

June 27, 2003:
Total capital (to risk weighted assets)	$55,034	11.2	$39,312	8.0%	$49,140	10.0%
Tier I capital (to risk weighted assets)	52,011	10.6	19,656	4.0	29,484	6.0
Tier I capital (to adjusted total assets)	52,011	8.1	25,763	4.0	32,204	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and nine-months ended March 26, 2004 and March 28, 2003 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Net income	$1,481	$(710)	$7,020	$(171)

Weighted average shares outstanding – basic	17,056,661	16,866,511	17,033,225	16,969,887
Effect of dilutive securities:
Assumed exercise of stock options	123,210	___	171,855	___
Restricted Stock	45,747	___	22,790	___

Weighted average shares outstanding – diluted	17,225,618	16,866,511	17,227,870	16,969,887

Earnings per share – basic	$0.09	$(0.04)	$0.41	$(0.01)

Earnings per share – diluted	$0.09	$(0.04)	$0.41	$(0.01)

At March 26, 2004, there were approximately 1.7 million options outstanding under the two stock option plans, see “-Stock Option and Restricted Stock Plans.” As of March 26, 2004 approximately 175,537 outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive. As a result of the net losses reported in the three and nine month periods ended March 28, 2003, all options are considered antidilutive and are thus not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share.

REPURCHASE OF TREASURY STOCK

For the nine-month period ended March 28, 2003, SWS repurchased 364,800 shares of its common stock for $4,425,000, or $12.13 per share, under a plan to repurchase up to 1,000,000 shares of SWS common stock, authorized by its Board of Directors on November 1, 2000. In February 2003, the Board of Directors of SWS approved the repurchase of up to 500,000 additional SWS shares of common stock. As a result of the action, on that date, SWS was authorized to repurchase up to 836,200 shares under the program. The initial 1,000,000 share repurchase plan expired in December 2003. Currently, SWS has 500,000 shares authorized for repurchase for which authorization expires in June of 2004. No shares have been repurchased under this program since February 2003.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. 3,044 shares were purchased in the nine-month period ended March 26, 2004 at a cost of $57,000, or $18.66 per share, and 21,879 shares were purchased in the nine-month period ended March 28, 2003 at a cost of $255,438, or $11.68 per share.

SEGMENT REPORTING

SWS operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported.

The category “other consolidated entities” includes SWS Group, SWS Technologies and SWS Insurance. SWS Group is a holding company that owns various investments, including the investments in Knight and USHS common stocks. SWS Technologies is dormant. SWS Insurance facilitates the sale of insurance and annuities for customers of Southwest Securities and its correspondents. There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended March 26, 2004
Net revenues from external sources	$58,482	$261	$11,403	$(446)	$69,700
Net intersegment revenue (expense)	(756)	__	799	(43)	__
Net interest revenue (expense)	7,101	__	8,165	(256)	15,010
Depreciation and amortization	1,410	1	163	38	1,612
Income (loss) before income taxes and minority interest in consolidated subsidiaries	2,043	61	3,819	(2,337)	3,586
Net income (loss)	442	40	2,535	(1,536)	1,481
Segment assets	4,333,409	1,682	626,260	22,179	4,983,530
Expenditures for long-lived assets	1,211	__	270	__	1,481

Three months ended March 28, 2003
Net revenues from external sources	$46,801	$417	$11,956	$87	$59,261
Net intersegment revenue (expense)	531	__	(531)	__	__
Net interest revenue (expense)	5,475	__	8,412	(202)	13,685
Depreciation and amortization	1,128	2	148	50	1,328
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(3,714)	139	4,217	(1,357)	(715)
Net income (loss)	(2,504)	90	2,585	(881)	(710)
Segment assets	3,446,496	1,613	668,154	22,823	4,139,086
Expenditures for long-lived assets	965	__	113	__	1,078

Nine months ended March 26, 2004
Net revenues from external sources	$169,575	$744	$35,584	$(416)	$205,487
Net intersegment revenue (expense)	(2,290)	__	2,399	(109)	__
Net interest revenue (expense)	20,959	__	26,356	(756)	46,559
Depreciation and amortization	4,031	5	473	114	4,623
Income (loss) before income taxes and minority interest in consolidated subsidiaries	6,504	162	12,898	(7,106)	12,458
Net income (loss)	2,973	105	8,602	(4,660)	7,020
Segment assets	4,333,409	1,682	626,260	22,179	4,983,530
Expenditures for long-lived assets	4,180	1	1,100	(256)	5,025

Nine months ended March 28, 2003
Net revenues from external sources	$155,167	$1,202	$34,817	$220	$191,406
Net intersegment revenue (expense)	(301)	__	(645)	946	__
Net interest revenue (expense)	19,227	__	22,871	(530)	41,568
Depreciation and amortization	3,146	5	446	157	3,754
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(4,293)	426	7,131	(2,921)	343
Net income (loss)	(2,419)	277	4,202	(2,231)	(171)
Segment assets	3,446,496	1,613	668,154	22,823	4,139,086
Expenditures for long-lived assets	4,746	8	229	76	5,059

On the consolidated statements of income and comprehensive income, minority interest is solely related to the Banking Group and other comprehensive income (loss) is solely related to SWS Group, which is included in the “Other” category.

COMMITMENTS, CONTINGENCIES and GUARANTEES

Commitments and Contingencies. In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims, other than as described below, will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

Fraudulent Mortgages: During the first quarter of fiscal 2003, First Savings provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, First Savings has recorded assignments on fifteen, for which First Savings has verification from the County Clerk’s office of the county where the mortgaged property is located. However, First Savings is not receiving payments on these loans. A court appointed receiver for the New York mortgage bank is investigating the fraud at the mortgage bank including the potential recovery of fraudulently received funds. First Savings is currently evaluating its options to recover some of the loss from the underlying property or from other parties. At this time, the likelihood of recovery from any of these sources cannot be estimated.

Venture Capital Fund: SWS has committed $5 million to invest in a limited partnership venture capital fund. As of March 26, 2004, SWS had contributed $3.5 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period. $1 million was contributed to the partnership during the three-month period ended March 26, 2004.

Mutual Fund Inquiry: Since November of 2003, Southwest Securities has been responding to the Securities and Exchange Commission as part of an industry-wide review of market timing, late trading and other activities involving mutual funds. Southwest Securities has conducted its own investigation and is continuing to cooperate with the SEC. During the investigation, Southwest Securities was unable to reproduce all e-mails sent or received as required by applicable regulations.

Based on internal examinations and preliminary discussions with the SEC staff, the Company believes a claim is probable of assertion. At this time the Company is unable to estimate the ultimate liability or the total potential loss that may be incurred related to this claim; however, the result could have a material adverse effect on the Company. During the third quarter of fiscal 2004, the Company recorded a liability of $2 million relating to this matter.

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

In March 2002, SWS issued a loan guarantee for FSB Financial for $10 million. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25 million, up to a maximum of $35 million. At March 26, 2004, the Bank had loaned $22,650,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would not be liable for any of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements as FIN 45 requires only disclosure of guarantees issued between parents and their subsidiaries.

In connection with the 2002 spin-off of SWS’ primary asset management subsidiary, the Westwood Group, SWS agreed to indemnify the Westwood Group from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”). The Boykin Trust is currently in bankruptcy. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. SWS’ management believes that the resolution of the remaining issues associated with the Boykin Trust in bankruptcy will not have a material impact on the consolidated financial statements.

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $198,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

AFFILIATE TRANSACTIONS

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of the Company’s management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%. The terms of the loan were no more favorable to the lenders than the terms of similar contemporaneous loans made by non-affiliated lenders. The proceeds of the loan were used by FSB Financial in the ordinary course of its business.

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

Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In June 2003, the Financial Accounting Standards Board issued SFAS No. 150. This statement establishes standards for how SWS should classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement applies to SWS’ minority interest in the Bank’s subsidiaries. On November 5, 2003, the Financial Accounting Standards Board deferred, indefinitely, the implementation of SFAS No. 150 as it pertains to minority interest. The effect on the consolidated financial statements if SWS would have implemented SFAS No. 150 as of March 26, 2004 would be immaterial. SWS’ fair value of the minority interest in the Bank’s subsidiaries is approximately equivalent to book value. Thus, the amount that would be paid if the Bank’s subsidiaries terminated and settled their operations at March 26, 2004 would be $2.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

From time to time, SWS Group, Inc. (‘we,” “us,” or the “Company”) makes statements (including some contained in this Report) that predict or forecast future events, depend on future events for their accuracy, embody projections or assumptions or that otherwise contain “forward-looking information.” These statements may relate to anticipated changes in revenues or earnings per share, anticipated changes in our businesses or in the amount of client assets under management, or anticipated expense levels or expectations regarding financial market conditions.

We caution readers that any forward-looking information we provide is not a guarantee of future performance. Our business and future prospects may fluctuate due to numerous factors, such as:

•	the volume of trading in securities;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the credit-worthiness of our correspondents in the event of a material adverse change in the values of margined securities;

•	the credit-worthiness of our counter-parties in securities lending transactions;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	the demand for investment banking services;

•	the ability to maintain investment management and administrative fees at current levels;

•	the ability to attract and retain key personnel;

•	the total value and composition of assets under management;

•	the credit-worthiness of our banking and margin customers;

•	the interest rate environment; and

•	the demand for housing in the North Texas area and the national market.

Our future operating results are also dependent upon our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

Additionally, factors which may cause actual results to differ materially from our forward-looking statements include the ultimate resolution of the SEC’s mutual fund inquiry, those factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview,” “-Critical Accounting Policies and Estimates” and “- Market Risk” in this Report and those discussed in our other reports filed with and available from the Securities and Exchange Commission. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

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

Mutual Fund Inquiry: Since November of 2003, Southwest Securities has been responding to the Securities and Exchange Commission as part of an industry-wide review of market timing, late trading and other activities involving mutual funds. Some of Southwest Securities’ employees and certain of its officers have testified under subpoena and we have answered several document requests.

Neither SWS nor any of our subsidiaries manages any proprietary mutual funds. The inquiries have centered on Southwest Securities’ activities as a broker/dealer and as a clearing firm. We have conducted our own investigation and are continuing to cooperate with the SEC. To date, no formal investigation has been commenced by the SEC of SWS or any of our subsidiaries or employees, although the inquiry remains ongoing. However, we believe the SEC will seek sanctions against Southwest Securities and certain individuals.

With respect to our potential exposure for late trading and market timing, we believe that a very limited number of our brokers may have engaged in the activities that are the subject of the SEC’s inquiry. We have taken remedial action to insure strict adherence to our trading policies in the future and we have terminated the employment of three brokers. During our investigation, we were unable to reproduce all e-mails sent or received by Southwest Securities as required by applicable regulations. In September 2003, we modified our system to capture and retain all e-mails.

Based on internal examinations and preliminary discussions with the SEC staff, the Company believes a claim is probable of assertion. At this time the Company is unable to estimate the ultimate liability or the total potential loss that may be incurred related to this claim; however, the result could have a material adverse effect on the Company. During the third quarter of fiscal 2004, the Company recorded a liability of $2 million relating to this matter.

Brokerage Group

The U.S. equities market continued to show improvement from the conditions experienced in comparable periods of fiscal 2003. While trading volumes overall remained relatively light with average daily volume on the NYSE of 1.5 billion shares, the Dow Jones Industrial Average increased to 10,212.97 at March 26, 2004 versus 8,145.77 at March 28, 2003. The volumes and thus the revenues generated by our clearing business are dependent on active markets. Sustained growth in volumes is necessary for growth in our clearing business. The volume of trades we processed in the nine months of fiscal 2004 increased when compared to the same period in the prior year. Clearing revenue increased during the same period. Continued improvement in share prices should result in increases in trading volume, which in turn should facilitate growth in revenues in the clearing business. However, growth could be encumbered in this business line by competitive restrictions on our ability to raise or sustain pricing. Additionally, changes in the mix of business processed and volume discounts can impact the revenue growth as well.

Month end margin balances reported by NYSE member firms averaged $180 billion in the three quarters of fiscal 2004 versus $136 billion in the three quarters of fiscal 2003, an increase of 33%. We rely on margin lending to our customers to generate revenue. During the third quarter of fiscal 2004, we saw an increase in our margin balances of $76 million or 26%, over the same period in the prior fiscal year. As the markets show sustained improvement, we expect these balances to continue to grow.

Stock loan balances are also influenced by the volumes in the market as well as interest rates. Stock lending balances were up 55% over the level in the last year’s quarter. As markets improve, these balances generally increase subject to credit limits imposed by us and our counter-parties. We earn an interest spread in this business that is impacted by the overall interest rate environment. Until rates begin to rise, we expect our interest spread to remain at current levels or decrease slightly.

The interest rate environment also impacts our fixed income businesses. The first nine months of fiscal 2004 produced a less favorable rate environment versus the falling interest rate environment that occurred in fiscal 2003. The fixed income business activity level is driven by spreads to published rates, the direction of rates and economic expectations. Management constantly monitors our exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

We are currently focused on two aspects of our business: growing the clearing business and taking advantage of our prominence in the Southwest to become a nationally recognized full-service regional brokerage and banking firm. Continued improvement in the equity markets is critical to growth in both of these areas. As management continues to refine our focus, impairments, acquisitions or dispositions could be warranted.

To realize our goal to become a nationally recognized full-service regional brokerage firm, it is essential to grow the retail brokerage distribution network. This will be accomplished through the hiring of additional registered representatives and the opening of new branch office locations in the Southwest. As a result of this effort, we recruited 16 new Private Client Group representatives in the first three quarters of fiscal year 2004. We also opened one new branch office in Houston, Texas. Expansion of this network will require outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. Breakeven points for new office locations generally take at least a year to achieve after permanent space is occupied, depending on the successful recruiting of registered representatives.

Equity capital markets are an integral part of a full-service regional firm. Growth in the equity capital markets area requires additional investment banking, research and sales personnel. Revenue from this area is cyclical and varies significantly with the growth in the equity markets. Consequently, investment in personnel could negatively impact earnings in periods of limited equity capital markets activity.

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

The purchased mortgage loan program operated at record levels during 2003 due to the high level of mortgage refinancing transactions driven by lower mortgage interest rates. Mortgage interest rates began to rise in July 2003 and volumes in this business have declined 35% from March 28, 2003 to March 26, 2004. Mortgage interest rates stabilized in the second quarter of fiscal 2004 and we expect this line of business to remain at current levels until mortgage interest rates move again. In the event interest rates increase, the Bank could experience lower revenues from these operations. With the decrease in mortgage loan originations, the Bank has moved funds to cash and investments. The yield rates for investments range from 1% to 2%, while the yield rates on mortgage loans range from 6% to 7%, resulting in a decrease in interest revenue. The Bank also began to diversify its lending base through increased commercial lending. The Bank’s commercial real estate lending was up 31% from prior year quarter, and consumer and commercial loans, were both up more than 65% over the prior year’s quarter, due to a continued focus on the Bank’s Community Banking division. This focus is due to the hiring, in the fourth quarter of fiscal 2003, of a new bank President with extensive residential, consumer and commercial lending experience to focus on growing the community banking business.

RESULTS OF OPERATIONS

Net income for the three and nine-month period ended March 26, 2004 was $1,481,000 and $7,020,000, respectively representing an increase in income over the comparable three and nine-month periods ended March 28, 2003 of $2,191,000 and $7,191,000, respectively. The three and nine-month periods ended

March 26, 2004 contained 59 and 189 trading days, respectively. The comparable periods of fiscal 2003 contained 60 and 188 trading days, respectively.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented in this report. A description of the facts and circumstances surrounding these transactions and the impact on our results is presented below.

Mydiscountbroker: On June 13, 2003, we sold the accounts of Mydiscountbroker to Ameritrade Inc. and Ameritrade Canada, Inc., subsidiaries of Ameritrade Holding Corporation. The sales price of $4,200,000 (generating an after tax gain of $2,730,000), which was recognized in June of 2003, was based on the actual accounts transferred at closing, approximately 16,500 accounts. Mydiscountbroker had recorded revenues of $623,000 and $2,225,000 and expenses of $772,000 and $3,107,000 for a net loss before taxes for the three and nine-month periods ended March 28, 2003 of $149,000 and $882,000, respectively.

Investment in Comprehensive Software Systems, Ltd.: The continued enhancement of our brokerage system is important to the growth of our clearing and retail brokerage business. To facilitate enhancement of the systems developed by CSS, we entered into a loan agreement on December 6, 2002 with CSS that calls for the total advance of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2003. In June of 2003, we amended the loan agreement to provide that our two remaining quarterly installments would be increased to $937,500. All other terms of the agreement were unchanged. Because of this commitment, we began recognizing our share of the undistributed losses of CSS in January of 2003. Effective December 20, 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase will be made in equal quarterly installments and will ultimately result in increasing SWS’s position in CSS to 30.22%. The first installment of $721,475 was made in January 2004. For the three and nine months ended March 26, 2004, our percentage interest in CSS’s losses was $673,000 and $2,476,000, respectively. Based on our percentage of ownership, our pro-rata share of CSS’ losses was less than the $721,000 and $2,596,000 loaned and invested during the three and nine months ended March 26, 2004 by $48,000 and $120,000, respectively. From inception of the loan to date, our pro-rata percentage of losses of $4,600,675 was greater than the $4,221,475 loaned and invested by $379,200. As a result, there is no recorded equity investment or loan receivable from CSS at March 26, 2004.

USHS: During the second quarter of 2004, we received an additional 91,431 shares of the common stock of US Home Systems which had been held in escrow under the terms of a sales agreement. The additional shares were issued after no material contingencies were found related to the operations of First Consumer Credit, LLC, a business that the Bank sold in October 2001. The Bank paid the shares to SWS in the form of a dividend. The shares were recorded at fair market value resulting in a gain of $1,082,000 (after-tax gain of $703,000). Prior to this transaction, we owned 365,723 of USHS stock.

Archipelago: During the second quarter, we tendered half of our stake in Archipelago Holdings, L.L.C., an electronic stock exchange, or 303,456 shares of Archipelago common stock for cash. We recognized a gain of $903,000 (after-tax gain of $587,000). After the tender, we currently own 303,456 shares of Archipelago at a cost of zero.

Analysis of Operations

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-month periods ended March 26, 2004 and March 28, 2003 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$644	16%	$756	5%
Commissions	5,052	26	12,710	21
Net interest	1,325	10	4,991	12
Investment banking, advisory and administrative fees	2,186	39	137	1
Net gains on principal transactions	509	11	468	3
Other	1,387	46	219	2

	11,103	22	19,281	12

Operating expenses:
Commissions and other employee compensation	7,015	23	11,892	13
Occupancy, equipment and computer service costs	(865)	(11)	(3,100)	(13)
Communications	(200)	(6)	(1,664)	(15)
Floor brokerage and clearing organization charges	56	4	(32)	(1)
Advertising and promotional	(45)	(6)	(44)	(2)
Other	841	11	114	—

	6,802	13	7,166	4

Pretax income	$4,301	602%	$12,115	3,532%

Net revenues increased for the quarter and the nine months of fiscal 2004 by $11,103,000 and $19,281,000, respectively. The largest component of the increase was in commission revenue, which was up $5.1 million and $12.7 million, respectively. Also contributing to the increase in the three months ended March 26, 2004 was an increase in investment banking, advisory and administrative fees revenues of $2.2 million. The $2.2 million increase in investment banking, advisory and administrative fees can be principally attributed to fees received for corporate finance transactions.

Operating expenses increased $6.8 million and $7.2 million for the three and nine months ended March 26, 2004. However, taking into account the Bank’s $3.4 million fraud charge recorded in the nine-month period ended March 28, 2003, see “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements, operating expenses for the nine-month period would have increased $10.6 million. The largest single increase was in the variable compensation component of commissions and employee compensation. Commissions paid increased $4.5 million and $9.5 million. Additionally, the $2 million accrual for contingent losses from regulatory investigations contributed to the increase in operating expenses. Offsetting the increases in commission and other expense was a reduction in operating expenses from the sale of the Mydiscountbroker accounts of $763,000 and $2,904,000 in the quarter and year-to-date, respectively.

Net Revenues from Clearing Operations. Net revenues from clearing increased $644,000 and $756,000, respectively, when compared to the three and nine months ended March 28, 2003. Net clearing revenues increased due to an increase in total transactions processed in the three and nine-month periods from 5,534,000 and 19,089,000 in fiscal 2003 to 6,462,000 and 22,665,000 in fiscal 2004. The increase in transactions was offset by the reduction in revenue per ticket of 1% and 3%, respectively, for the three and nine month periods due to price competition and changes in the mix of clearing transactions. Revenue per transaction was $0.72 and $0.71, respectively, in the three and nine month periods of fiscal 2004 versus $0.73 and $0.74 for the three and nine month periods of fiscal 2003.

Commissions. Commission revenue increased 26% and 21%, respectively, for the three and nine-month periods as a result of increased trading volume. The largest increases were recorded in the Private Client Group, independent registered representatives and portfolio trading. These increases for the three-month period were offset by a slight decrease in fixed income sales and trading. Commission revenue by type of representative is as follows (dollars in thousands):

	March 26, 2004			March 28, 2003
	Three Months Ended	Nine Months Ended	No. of Reps	Three Months Ended	Nine Months Ended	No. of Reps
Southwest Securities brokers:
Private client group	$7,632	$22,176	93	$3,850	$13,776	90
Fixed income sales & trading	7,005	23,028	34	7,949	22,657	34
Institutional equity sales	2,386	7,430	10	1,984	7,307	13
Independent registered representatives	5,712	15,394	394	3,952	11,979	414
Portfolio Trading	1,814	4,645		1,404	2,717
Other	204	407		562	1,934

	$24,753	$73,080		$19,701	$60,370

All of the increases were offset somewhat by a decrease in commissions from the sale of our Mydiscountbroker accounts in June 2003. The sold accounts generated $495,000 and $1,823,000 million in commissions for the three and nine months ended March 28, 2003.

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

The components of interest earnings are as follows for the three and nine-month periods ended March 26, 2004 and March 28, 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Interest revenue:
Customer margin accounts	$4,255	$3,473	$12,230	$11,966
Assets segregated for regulatory purposes	822	1,300	3,359	5,114
Stock borrowed	7,248	5,443	20,851	18,734
Bank loans	9,694	10,936	31,544	31,813
Other	994	1,200	3,170	3,736

	$23,013	$22,352	$71,154	$71,363

Interest expense:
Customer funds on deposit	$730	$1,412	$2,878	$5,270
Stock loaned	4,883	3,691	14,366	13,284
Bank deposits	1,372	2,760	4,900	7,584
Federal Home Loan Bank advances	272	269	781	1,924
Other	746	535	1,670	1,733

	8,003	8,667	24,595	29,795

Net interest	$15,010	$13,685	$46,559	$41,568

Brokerage Group: For the three and nine-months ended March 26, 2004, net interest income for the Brokerage Group accounted for 11% of our net revenue for both periods. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Average interest-earning assets:
Customer margin balances	$366,000	$290,000	$325,000	$306,000
Assets segregated for regulatory purposes	371,000	472,000	432,000	490,000
Stock borrowed	3,270,000	2,122,000	2,946,000	2,009,000

Average interest-bearing liabilities:
Customer funds on deposit	594,000	615,000	596,000	643,000
Stock loaned	3,192,000	2,061,000	2,882,000	1,979,000

Net interest revenue from customer margin balances increased 23% for the three months ended March 26, 2004 due primarily to the increase in average margin balances of $76 million. The increase in net interest revenue generated from securities lending activities for the quarter of 35% is due to increases in the average balance of $1.1 billion. The types of securities borrowed or loaned and the interest rate environment influence the spread earned in this business. For the nine-month period, there was an increase of 2% in net interest revenue from customer margin balances, which is at a significantly lower percentage than the quarter increase due to the effect of lower interest rates and reduced balances in the first quarter of 2004 over the first quarter of 2003. Net interest revenue generated from securities lending activities increased 19% for the nine months of fiscal 2004 versus fiscal 2003 due to increased balances.

Banking Group: Net interest revenue generated by the Bank accounted for approximately 13% and 15% of net revenue in the three and nine-month periods ended March 26, 2004. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended March 26, 2004 and March 28, 2003 (dollars in thousands):

	Three Months Ended
	Fiscal 2004			Fiscal 2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$96,204	$1,442	6.0%	$174,377	$2,824	6.5%
Real estate – construction	98,930	1,688	6.8	109,469	1,646	6.0
Commercial	187,526	3,132	6.7	143,178	2,900	8.1
Individual	58,241	2,840	19.5	40,138	2,951	29.4
Land	37,965	592	6.2	41,890	615	5.9
Investments	135,958	327	1.0	153,405	475	1.2

	614,824	$10,021	6.5%	662,457	$11,411	6.9%
Noninterest-earning assets:
Cash and due from banks	6,570			2,076
Other assets	7,439			11,822

	$628,833			$676,355

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$122,300	$927	3.0%	$300,835	$2,156	2.9%
Money market accounts	16,275	31	0.8	14,884	43	1.2
Interest-bearing demand accounts	14,081	29	0.8	251,482	558	0.9
Savings accounts	353,408	385	0.4	1,374	3	0.8
Federal Home Loan Bank advances	19,747	272	5.5	24,549	269	4.4
Notes payable	16,867	237	5.6	2,383	30	5.1

	542,678	1,881	1.4%	595,507	3,059	2.1%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	24,435			24,409
Other liabilities	5,191			7,335

	572,304			627,251
Stockholders’ equity	56,529			49,104

	$628,833			$676,355

Net interest income		$8,140			$8,352

Net yield on interest-earning assets			5.3%			5.0%

	Nine Months Ended
	Fiscal 2004			Fiscal 2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$141,482	$6,451	6.1%	$189,460	$9,569	6.7%
Real estate – construction	95,196	4,562	6.4	114,052	5,392	6.3
Commercial	174,596	8,951	6.8	135,096	8,223	8.1
Individual	50,949	9,848	25.8	34,666	6,685	25.7
Land	38,955	1,732	5.9	41,325	1,944	6.3
Investments	123,346	903	1.0	60,722	650	1.4

	624,524	$32,447	6.9%	575,321	$32,463	7.5%
Noninterest-earning assets:
Cash and due from banks	31,242			3,630
Other assets	9,788			13,144

	$665,554			$592,095

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$162,039	$3,551	2.9%	$281,558	$6,640	3.1%
Money market accounts	17,015	100	0.8	14,765	139	1.3
Interest-bearing demand accounts	245,688	860	0.5	111,612	797	1.0
Savings accounts	119,912	389	0.4	1,168	8	0.9
Federal Home Loan Bank advances	22,122	781	4.7	100,431	1,924	2.6
Notes payable	10,250	462	6.0	5,192	199	5.1

	577,026	6,143	1.4%	514,726	9,707	2.5%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	24,976			22,713
Other liabilities	7,863			6,600

	609,865			544,039
Stockholders’ equity	55,689			48,056

	$665,554			$592,095

Net interest income		$26,304			$22,756

Net yield on interest-earning assets			5.6%			5.3%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank. Additionally, in January of 2003, the Bank began offering an FDIC insured deposit product to our brokerage customers. As of March 26, 2004, $354 million of brokerage customers’ funds were on deposit at the Bank. Rates paid on these deposits are generally less than the rates on Federal Home Loan Bank (“FHLB”) advances and certificates of deposit, allowing the Bank to earn an increased interest spread.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended Fiscal 2004 vs. 2003
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate – mortgage	$(1,382)	$(1,266)	$(211)	$95
Real estate – construction	42	(159)	222	(21)
Commercial	232	898	(508)	(158)
Individual	(111)	1,331	(994)	(448)
Land	(23)	(58)	38	(3)
Investments	(148)	(82)	(288)	222

	$(1,390)	$664	$(1,741)	$(313)

Interest expense:
Certificates of deposit	$(1,229)	$(1,279)	$124	$(74)
Money market accounts	(12)	4	(15)	(1)
Interest-bearing demand accounts	(529)	(527)	(40)	38
Savings accounts	382	738	(1)	(355)
Federal Home Loan Bank advances	3	26	(57)	34
Notes payable	207	184	3	20

	(1,178)	(854)	14	(338)

Net interest income	$(212)	$1,518	$(1,755)	$25

	Nine months ended Fiscal 2004 vs. 2003
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate – mortgage	$(3,118)	$(2,297)	$(932)	$111
Real estate – construction	(830)	(899)	57	12
Commercial	728	2,403	(1,295)	(380)
Individual	3,163	3,129	5	29
Land	(212)	(106)	(105)	(1)
Investments	253	687	(343)	(91)

	$(16)	$2,917	$(2,613)	$(320)

Interest expense:
Certificates of deposit	$(3,089)	$(2,659)	$(423)	$(7)
Money market accounts	(39)	21	(52)	(8)
Interest-bearing demand accounts	63	1,298	(182)	(1,053)
Savings accounts	381	748	(4)	(363)
Federal Home Loan Bank advances	(1,143)	(1,009)	(858)	724
Notes payable	263	285	59	(81)

	(3,564)	(1,316)	(1,460)	(788)

Net interest income	$3,548	$4,233	$(1,153)	$468

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reason for the increase for the quarter over the comparable quarter in the prior year is an increase in corporate finance fees of $2.6 million. The slight increase in fiscal 2004 fees year-to-date over the prior year is due to increased corporate finance fees of $1,796,000 and increased managed account fees of $690,000 offset by declines in municipal underwriting and advisory fees of $1,088,000 and money market fees of $926,000. The money market fees declined as a result of our introduction of the Bank Insured Fund to our customers. As customers have transferred assets to the higher earning Bank Insured Fund, we no longer receive fees for servicing the third party money market products.

Average assets under management by the Asset Management Group were $973,000 and $1,173,000 at March 26, 2004 and March 28, 2003, respectively.

Net Gains on Principal Transactions. The increase in net gains on principal transactions of $509,000 and $468,000 for the three and nine-month periods ending March 26, 2004 versus March 28, 2003 was due primarily to an increase in equity trading profits.

Other Revenue. Other revenue increased approximately $1,387,000 and $219,000 from the three and nine-month periods ending March 26, 2004 and March 28, 2003, respectively. For the third quarter, the increase is due to an approximately $1 million gain on sale of $11.6 million in loans by FSB Financial. After excluding approximately $2 million in gains for the transactions with Archipelago and USHS that occurred during the second quarter of fiscal 2004, and the $1 million gain on sale of loans, we would have experienced an approximate $2.8 million decrease in other revenue for the nine-month period. This decrease is due to losses on corporate investments and charges related to the fluctuation in market value of assets held in SWS’s deferred compensation plan.

Commissions and Other Employee Compensation. The level of operating revenues, earnings and the number of employees generally affects commissions and other employee compensation. Overall, commissions and other employee compensation increased $7 million and $11.9 million for the quarter and year-to-date, respectively, over the comparable periods in fiscal 2003. The increase was due to commissions paid to revenue-producing employees generating higher levels of commissions revenue (see discussion above). The increases in commissions expense are approximately 58% and 71%, respectively, of the increases in commission, investment banking and trading revenue.

Occupancy, Equipment and Computer Services. The decrease in the three and nine-month periods ended March 26, 2004 from the comparable prior year periods is primarily due to a decrease in equipment rental expense. In the first quarter of 2003, SWS completed the conversion of its operating system. Consequently, costs incurred in the first quarter of 2003 to complete this system did not recur in fiscal 2004. Also, SWS began purchasing new computer equipment as leases expired. Lastly, in the three and nine-month periods of fiscal 2003, SWS incurred approximately $297,000 and $946,000, respectively, in occupancy and equipment costs for Mydiscountbroker and SWS Technologies that did not recur in the three and nine-month periods of fiscal 2004.

Communications. Communications expense decreased due primarily to a decrease in quote and telephone expense in the three and nine-month periods ended March 26, 2004 versus the three and nine-month periods ended March 28, 2003.

Other Expense. The increase in other expense for the second quarter was $841,000 versus the second quarter of last year. For the nine-month period, excluding the $3.4 million charge for fraudulent loans at the Bank in the first quarter of fiscal 2003, other expense increased $3.5 million for the nine months of fiscal 2004 compared to fiscal 2003. The increase for the nine months was primarily due to an increase in bad debts and the loan loss provision for the Bank of $1.7 million, increased losses on equity investments, primarily CSS, of $2.6 million, and increased legal expenses of $1.8 million, as well as the $2.0 reserve related to the SEC’s mutual fund inquiry. See “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements.

Income Tax Expense. Income tax expense (effective rate 50% for the three months ended March 26, 2004 and 37% for the nine months ended March 26, 2004) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income before income taxes. The effective rate was higher than the statutory rate because of permanently excluded items, primarily the $2,000,000 liability discussed in “Commitments, Contingencies and Guarantees” in the Notes to the Consolidated Financial Statements.

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

Loans receivable at March 26, 2004 and June 27, 2003 are summarized as follows (in thousands):

	March 26, 2004	June 27, 2003
Real estate – mortgage	$127,380	$231,023
Real estate – construction	124,550	109,968
Commercial	164,996	139,476
Individuals	65,549	47,154
Land	38,231	39,652

	$520,706	$567,273

The following table shows the expected life of certain loans at March 26, 2004, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$99,279	$15,727	$9,544	$124,550
Commercial	30,410	62,206	72,380	164,996

Total	$129,689	$77,933	$81,924	$289,546

Amount of loans based upon:
Floating or adjustable interest rates	$126,293	$65,910	$60,557	$252,760
Fixed interest rates	3,396	12,023	21,367	36,786

Total	$129,689	$77,933	$81,924	$289,546

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of March 26, 2004 and June 27, 2003 are as follows (dollars in thousands):

	March 26, 2004	June 27, 2003
Loans accounted for on a non-accrual basis	$6,043	$11,692

Non-performing loans as a percentage of total loans	1.2%	2.1%

Loans past due 90 days or more, not included above	$423	$5,069

Troubled debt restructurings	$1,929	$5,746

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 26, 2004 and March 28, 2003 is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Balance at beginning of period	$4,610	$5,657	$4,421	$4,758
Charge-offs – individual	979	364	2,601	793
Charge-offs – real estate – construction	—	—	45	100
Charge-offs – real estate – mortgage	—	—	26	435
Charge-offs – commercial, financial and agricultural	336	1,317	392	1,317
Recoveries – individual	(44)	(42)	(103)	(88)

Net charge-offs	(1,271)	(1,639)	(2,961)	(2,557)
Additions charged to operations	1,058	723	2,937	2,540

Balance at end of period	$4,397	$4,741	$4,397	$4,741

Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.32%	0.59%	0.50%

The allowance for probable loan losses is applicable to the following types of loans as of March 26, 2004 and June 27, 2003 (dollars in thousands):

	March 26, 2004		June 27, 2003
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,478	31.7%	$1,711	24.7%
Real estate – construction	820	23.9	970	19.4
Real estate – mortgage & land	1,209	31.3	987	47.5
Individuals	890	13.1	753	8.4

	$4,397	100.0%	$4,421	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three and nine-month periods ended March 26, 2004 and March 28, 2003 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $31,510,000 and $52,556,000 at March 26, 2004 and June 27, 2003, respectively. Prior to January 2003, the bank funded its loans through short-term borrowings at the FHLB, internally generated deposits and brokered certificates of deposit. In early fiscal 2003, the Bank began offering an FDIC insured interest bearing checking account to our brokerage customers. In January of 2003, Southwest Securities began using this product as one of the primary products in its cash management accounts. Consequently, the Bank now has in excess of $300 million ($354 million at March 26, 2004) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB.

Advances from Federal Home Loan Bank (“FHLB”). The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally 2-7 days, during the three and nine-month periods ended March 26, 2004 and March 28, 2003 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 26, 2004		March 28, 2003		March 26, 2004		March 28, 2003
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$1,418	6.78%	$—	—%	$1,418	6.78%	$—	—%
Average during period	1,418	6.78%	9,159	1.7%	4,947	2.63%	86,149	1.9%
Maximum month-end balance during period	1,418	—	110,000	—	36,875	—	110,000	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At March 26, 2004, the amount outstanding under these secured arrangements was $15,600,000, which was collateralized by securities held for firm accounts valued at $56,781,000.

We also have an irrevocable letter of credit agreement (aggregating $49,900,000 at March 26, 2004) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $67,410,000 at March 26, 2004. We also have unsecured letters of credit, aggregating $2,250,000 at March 26, 2004, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At March 26, 2004, we have an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker in the amount of $1,000,000. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At March 26, 2004, the total amount available for borrowings was $16,750,000. There were no amounts outstanding at March 26, 2004.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs for the foreseeable future.

Bank Borrowing. On February 3, 2004, FSB Financial obtained a line of credit in the amount of $10 million. FSB Financial has borrowed $10 million on this line. The note matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 1%. The proceeds of the loan were used by FSB Financial in the ordinary course of its business.

Exchangeable Subordinated Notes. On June 16, 1999, we issued $50 million of 5% Exchangeable Subordinated Notes (the “Notes”) due June 30, 2004. In July 1999, we issued an additional $7.5 million of the Notes as the underwriters exercised their over-allotment option. At maturity, the principal of the Notes will be paid in shares of the Class A common stock of Knight or, at the option of SWS, their cash equivalent. The Notes, which are in the form of DARTSSM, were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, noteholders are entitled to one share of Knight common stock for each DARTS if the average price for the 20 days immediately preceding the Note’s maturity is equal to or less than the DARTS issue price. Noteholders are entitled to .833 shares of Knight common stock for each DARTS if the average price of Knight’s common stock is 20% or more greater than the DARTS’ issue price. If the average price of the Knight common stock is between the Note’s issue price and 20% greater than the issue price, the exchange rate will be determined by a formula. At March 26, 2004, SWS had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $9.5 million on the consolidated statements of financial condition.

The DARTS mature on June 30, 2004, fiscal 2005. In accordance with the terms of the indenture governing the DARTS, we anticipate we will choose to deliver our remaining shares of Knight stock in satisfaction of our obligation at maturity. Extinguishment of this obligation will result in a non-cash gain equal to the difference in the fair value of the Knight stock at the hedging date and the fair value of the Knight stock at the maturity date of the DARTS. As of March 26, 2004, this gain would be approximately $23,000,000.

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

Liquidity is monitored daily to ensure the ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, First Savings has borrowing capacity with the FHLB for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $20 million. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

First Savings is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. First Savings has historically met all the capital adequacy requirements to which it is subject.

We have created a new bank holding company that could be used to issue trust-preferred securities to facilitate additional capital at the Bank. There is no current plan for the Bank to issue trust-preferred securities.

Cash Flow. Net cash provided by operating activities was $112,117,000 for the nine-months ended March 26, 2004 compared to net cash used in operating activities of $45,218,000 for the nine-month periods ended March 28, 2003. The largest difference from period to period is due primarily to a net decrease in loans held for sale of $101,506,000 for fiscal 2004 compared to a net increase in loans held for sale in fiscal 2003 of $51,403,000. This decrease is a result of decreased volume in the Bank’s purchased mortgage program. As mortgage interest rates have risen, demand for mortgage refinancing has decreased, resulting in reduced volume and increased cash flow. This is offset by an increase in client accounts in fiscal 2004 of $149,438,000 compared to a decrease in client accounts in fiscal 2003 of $86,829,000.

Net cash used in investing activities for the nine-month period ended March 26, 2004 was $67,062,000 compared to $22,812,000 for the nine-month period ended March 28, 2003. The change from the prior comparable period was due primarily to increased mortgage funding, loans to CSS that were not incurred in the prior period of $1.8 million and gain on sale of subsidiary of $1.1 million recorded when the 91,431 shares of USHS were released from escrow in October 2003.

Net cash flows used in financing activities totaled $24,491,000 for the nine month period ended March 26, 2004 compared to cash provided by financing activities of $179,783 000 for the nine month period ended March 28, 2003. The primary difference is the decrease in deposits at the Bank and reduced reliance on borrowings by the Bank from the FHLB due to cash inflows from Southwest Securities’ customers discussed above.

Treasury Stock. Periodically, SWS repurchases its common stock under a plan approved by our Board of Directors. A plan to repurchase 1 million shares (336,200 shares remaining) expired in December 2003. Currently, SWS has authorization, which will expire in June 2004, to repurchase 500,000 shares. No shares have been repurchased since February 2003.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by us. Approximately 3,044 shares were purchased in nine months ended March 26, 2004 at a cost of $57,000 or $18.66 per share.

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

In accordance with the SEC’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased that are in our trading portfolio, as well as marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$(760)	$4,313	$10,442	$27,929	$41,924
U.S. Government and Government agency obligations	6,237	18,399	(1,104)	624	24,156
Corporate obligations	(402)	(2,132)	13,088	90	10,644

Total debt securities	5,075	20,580	22,426	28,643	76,724
Corporate equity	—	—	—	10,188	10,188
Other	9,793	—	—	—	9,793

	$14,868	$20,580	$22,426	$38,831	$96,705

Weighted average yield
Municipal obligations	3.6%	2.4%	1.2%	3.8%	3.0%
U.S. Government and Government agency obligations	4.7%	2.0%	7.7%	4.2%	2.5%
Corporate obligations	(7.5)%	6.9%	4.3%	3.7%	5.4%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$9,694	$9,694

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “—Market Risk”.

Item 4. Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and the Securities Exchange Act of 1934) as of March 26, 2004. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of March 26, 2004, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in SWS’ internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934)

during the three month period ending March 26, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings Since November of 2003, Southwest Securities has been responding to the SEC as part of an industry-wide review of certain activities involving mutual funds. See description under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Regulatory Environment—Mutual Fund Inquiry.” Although no formal investigation has been commenced by the SEC against the Company or any of its subsidiaries or any of their respective officers or directors or employees as of the date of this report, the Company believes such actions may be commenced against Southwest Securities and certain individuals for late trading, market timing and various books and records violations. While we are unable to predict the outcome of this matter, the results could have a material adverse effect on the Company.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by SWS during the quarter ended March 26, 2004 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans
1/1/04 to 1/30/04	814	$17.99	814	611,653	(2)
1/31/04 to 2/27/04	353	16.95	353	611,300	(3)
2/28/04 to 3/26/04	357	17.15	357	610,943	(4)

	1,524	$17.55	1,524

(1) Amounts represent shares purchased under SWS’ Amended and Restated Deferred Compensation Plan (“Plan”), established by SWS in July 1999. The Plan was established for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the Plan consist of employee pre-tax contributions and SWS’s matching contributions up to a specified limit. Participants can invest in SWS’s common stock or a variety of mutual funds. If SWS’s common stock is elected, the Plan trustee purchases the necessary shares in the open market. The SWS stock purchased is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. No more than 200,000 shares of stock may be issued pursuant to the Plan and the Plan will terminate on June 30, 2009.

(2) Represents 111,653 shares available for purchase under the Plan and 500,000 shares available for purchase under a Stock Repurchase Program approved by our Board of Directors (the “Stock Repurchase Program”), pursuant to which SWS has authorization, which will expire in June 2004, to repurchase 500,000 shares. No shares were repurchased under the Stock Repurchase Program in the quarter ended March 26, 2004.

(3) Represents 111,300 shares available for purchase under the Plan and 500,000 shares available for purchase under the Stock Repurchase Program.

(4) Represents 110,943 shares available for purchase under the Plan and 500,000 shares available for purchase under the Stock Repurchase Program.

Item 3. Defaults upon Senior Securities

None Reportable.

Item 4. Submission of Matters to a Vote of Security Holders

None Reportable.

Item 5. Other Information

None Reportable.

Item 6. Exhibits and Reports on Form 8-K

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SWS filed one Report on Form 8-K during the three-month period ended March 26, 2004:

Date Filed	Description
January 29, 2004	Reported under Item 12. Results of Operations and Financial Condition. SWS’ financial results for the quarter ended December 31, 2003. Press release attached thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

May 5, 2004	/S/ Donald W. Hultgren

Date	(Signature)
Donald W. Hultgren
Chief Executive Officer
(Principal Executive Officer)

May 5, 2004	/S/ Kenneth R. Hanks

Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

May 5, 2004	/S/ Stacy Hodges

Date	(Signature)
Stacy Hodges
Principal Accounting Officer
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization dated as of August 10, 1999 between the Registrant and ASBI Holdings, Inc. incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

3.1	Certificate of Incorporation of the Registrant incorporated by reference to the Registrant’s Registration Statement No. 33-42338 filed August 21, 1991

3.2	By-laws of the Registrant incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement No. 33-42338 filed October 7, 1991

3.3	Certificate of Amendment of Certificate of Incorporation incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 25, 1997

10.1+	Deferred Compensation Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

10.2+	Employee Stock Purchase Plan incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)

10.3+	Stock Option Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.4+	Phantom Stock Plan incorporated by reference to the Registrant’s Proxy Statement filed September 24, 1996

10.5+	1997 Stock Option Plan incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.6+	Stock Purchase Plan (Restated) incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999

10.7+	Agreement between Registrant and David Glatstein, effective as of December 28, 2001 incorporated by reference to the Registrant’s Annual Report on Form 10-K filed September 26, 2002

10.8+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to the Registrant’s Proxy Statement filed October 9, 2003

10.9+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to the Registrant’s Proxy Statement filed October 9, 2003

10.10*+	Southwest Securities Group, Inc. Non-Qualified Stock Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan

10.11*+	Southwest Securities Group, Inc. Non-Qualified Stock Option Agreement for Key Employees for the 1996 Stock Option Plan

10.12*+	SWS Group, Inc. Non-Qualified Stock Option Agreement for the 1997 Stock Option Plan

10.13*+	SWS Group, Inc. Restricted Stock Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan

10.14*+	SWS Group, Inc. Restricted Stock Agreement for Employees for the 2003 Restricted Stock Plan

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

+ Management contract or compensatory plan or arrangement