Form 10-K
period 2004-06-25
SWS GROUP INC
filed 2004-09-08
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2004

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, December 31, 2003, was $269,778,000.

As of September 1, 2004, there were 17,262,838 shares of the Registrant’s common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 10, 2004, which will be filed with the Securities and Exchange Commission pursuant to Regulations 240.14a(6) within 120 days after the Registrant’s fiscal year end, are incorporated by reference into Part I and Part III of this Report on Form 10-K.

SWS GROUP, INC. AND SUBSIDIARIES

PART I

BUSINESS

We are a full-service securities and banking firm delivering a broad range of investment, commercial banking and related financial services to individual, corporate and institutional investors, broker/dealers, governmental entities and financial intermediaries. We are a Delaware corporation and were incorporated in 1972.

For purposes of this annual report, references to “we,” “us,” “our” and “SWS” mean SWS Group, Inc. collectively with all of our subsidiaries, and references to “SWS Group” mean solely SWS Group, Inc. as a single entity.

Our principal executive offices are located at 1201 Elm Street, Suite 3500, Dallas, Texas 75270. Our telephone number is (214) 859-1800 and our company website is www.swsgroupinc.com. We do not intend for information contained on our website to be part of this Form 10-K. We make available free of charge on or through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material or furnish it to the Securities and Exchange Commission (“SEC”). Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.

We currently operate through three business segments:

Brokerage Group: We provide clearing services to over 200 correspondent broker/dealers and registered investment advisors and over 390 independent registered representatives, as well as full-service brokerage services to individual and institutional investors. Clearing involves maintaining accounts, processing securities transactions, extending margin loans and performing a variety of administrative services as agent for our correspondent broker/dealers and their clients. Our clearing business is complemented by our capital markets, securities lending and investment management businesses.

Our principal subsidiary, Southwest Securities, Inc. (“Southwest Securities”), is a registered broker/dealer and a member of the New York Stock Exchange (“NYSE”), the American Stock Exchange, Inc. and the Chicago Stock Exchange, Inc. It is also a member of the National Association of Securities Dealers (“NASD”), Securities Investor Protection Corporation (“SIPC”), and other regulatory and trade organizations. Southwest Securities provides correspondent services to securities broker/dealers and other financial institutions in 33 states, Puerto Rico, Canada and Europe. Southwest Securities serves individual investors through its Private Client Group offices in Texas, New Mexico and Oklahoma and institutional investors nationwide from its Dallas, New York, Chicago, Milwaukee, Ft. Lauderdale and Newport Beach offices. Southwest Securities’ activities include execution and clearing of securities transactions, individual and institutional securities brokerage, securities lending, management of and participation in underwriting of equity and fixed income securities, market making in corporate securities and research and investment advisory services. For the year ended June 25, 2004, revenues from Southwest Securities accounted for approximately 72% of our consolidated revenues.

We operate other broker/dealer subsidiaries engaged in certain aspects of the securities brokerage business. All are NASD registered broker/dealers. SWS Financial Services, Inc. (“SWS Financial”) contracts with over 390 individual registered representatives (who are NASD licensed salespersons) for the administration of their securities business. While these registered representatives must conduct all of their securities business through SWS Financial, they may conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities’ registered representatives to compensate them for their added expenses. May Financial Corporation (“May Financial”) conducts trading operations as a principal for its own account. SWS Financial and May Financial are each correspondents of Southwest Securities.

Banking Group: We offer full-service, traditional and Internet banking through Southwest Securities Bank, Arlington, Texas (the “Bank”), formerly First Savings Bank, FSB. The Bank is a federally chartered savings bank organized and existing under the laws of the United States. Headquartered in Arlington, Texas, the Bank conducts business from its main office and its branch locations in Arlington, Granbury and Dallas, Texas and two loan production offices in Hurst, Texas and Dallas, Texas. On October 1, 2003, SWS Banc Holding, Inc. (“SWS Banc”) was incorporated in the state of Delaware. On March 5, 2004, SWS Banc became a savings and loan holding company through the issuance of 1,000 shares of common stock to SWS Group in exchange for all 300,000 issued and outstanding shares of the Bank’s common stock. The new bank holding company was created to facilitate future potential financing transactions.

The Bank has two subsidiaries. FSB Financial, LTD (“FSB Financial”) purchases and originates non-prime automobile loans and FSB Development, LLC (“FSB Development”) develops single-family residential lots.

The fiscal year-end for the Bank and its subsidiaries is June 30, 2004. Any individually material transactions are reviewed and recorded in the appropriate fiscal year.

Asset Management Group: We offer asset management services through SWS Capital Corporation (“SWS Capital”), which administers the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas. LOGIC is an investment program tailored to the investing needs of local governments within the state of Texas. The fund’s investments are subject to the requirements of the Texas Public Funds Act.

See Note 24 to the Consolidated Financial Statements contained in this Report for the revenue, income (loss) and asset information of each of our business segments.

PRODUCTS AND SERVICES

Brokerage Group

Execution and Clearing. We provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis) including general broker/dealers, bank affiliated firms and firms specializing in high volume trading. In a fully disclosed clearing transaction, the identity of the correspondent’s client is known to us and we physically maintain the client’s account and perform a variety of services as agent for the correspondent. We provide clearing and execution services for over 200 correspondents throughout the United States and Europe. Correspondent firms are charged fees based on their use of services according to a clearing schedule.

High-volume trading firms specialize in providing services to those customers who trade actively on a daily basis. As of June 25, 2004, Southwest Securities provided clearing services for 9 high-volume firms. The nature of services provided to the customers of high-volume firms and the internal costs necessary to support them are substantially different from the standard correspondent costs and services and, accordingly, fees for services to these correspondents, on a trade basis, are discounted 50-95% from the fees normally charged to other customers. The following table reflects the number of client transactions processed for each of the last three years and the number of correspondents at the end of each year:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Tickets for high-volume trading firms	27,558,921	27,001,660	49,536,038
Tickets for general securities broker/dealers	1,240,039	813,656	1,435,030
Tickets for SWS Group subsidiaries (*)	104,420	246,030	393,207
Tickets for Southwest Securities registered representatives	456,513	272,330	252,367
Tickets for institutional trading	1,790,633	972,707	663,690

Total tickets	31,150,526	29,306,383	52,280,332

Correspondents	215	227	232

(*)	Fiscal 2003 and 2002 includes tickets from Mydiscountbroker.com, Inc. See discussion of the sale of Mydiscountbroker.com, Inc. accounts in “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Results of Operations – Events and Transactions.”

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

At June 25, 2004, Southwest Securities had twelve retail brokerage offices, three located in Dallas and one in each of Austin, Georgetown, Houston, Longview, Lufkin, and San Antonio, Texas; Oklahoma City, Oklahoma; and Albuquerque and Santa Fe, New Mexico. In addition, Southwest Securities has bond brokerage offices in Dallas, Texas, Chicago, Illinois, Ft. Lauderdale, Florida, Newport Beach, California and New York, New York; and institutional equity sales offices in Dallas, Texas and Milwaukee, Wisconsin. Southwest Securities also has equity trading offices in Dallas, Texas and Brighton, Michigan.

Customer Financing. We extend credit on a secured basis directly to our customers, the customers of correspondent firms and the correspondent firms themselves in order to facilitate customer and correspondent securities transactions. This credit, which earns interest income, is known as “margin lending.” Our correspondents indemnify us against margin losses on their customers’ accounts. We extend margin credit to correspondent firms only to the extent that such firms pledge proprietary assets as collateral. Since we must rely on the guarantees and general credit-worthiness of the correspondents, we may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

In margin transactions, the client pays a portion of the purchase price, and we make a loan to the client for the balance, collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions at a floating rate. The rate charged is dependent on the average net debit balance in the client’s accounts, the activity level in the accounts and the applicable cost of funds. The amount of the loan is subject to the margin regulations (“Regulation T”) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and our internal policies. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, the NYSE regulates the percentage of client cash or securities that must be on deposit at all times as collateral for the loans.

In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client’s indebtedness. Agreements with margin account clients permit us to liquidate clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, we may be unable to liquidate clients’ securities for various reasons including the fact that the pledged securities may not be actively traded, there is a concentration of certain securities pledged, or a trading halt is issued with regard to pledged securities.

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

Securities borrowing and lending transactions are executed pursuant to written agreements with counter-parties which require that securities borrowed and loaned be marked-to-market on a daily basis, excess collateral be refunded, and deficit collateral be furnished. Collateral adjustments are usually made on a daily basis through the facilities of various clearinghouses. We are a principal in these securities borrowing and lending transactions and are liable for losses in the event of a failure of any other party to honor its contractual obligation. Our management sets credit limits with each counter-party and reviews these limits regularly to monitor the risk level with each counter-party.

The securities lending business is conducted primarily out of Southwest Securities’ New Jersey office using a highly specialized sales force. Competition for these professionals is intense, and there can be no assurance that we will be able to retain these securities lending professionals.

Investment Banking, Underwriting and Public Finance. We earn investment banking revenues by assisting corporate and public entity clients in meeting their financial needs and advising them on the most advantageous means of raising capital. We manage or co-manage public offerings of securities or arrange private placements of securities with institutional or individual investors. In addition, we provide consulting services, including valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

We are among the leaders in the Southwest in the origination, syndication and distribution of securities of municipalities and political subdivisions. The public finance department provides professional financial advisory and underwriting services to public bodies. Our syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises our selling allotments to our branch office system, to institutional clients and to other broker/dealers.

Southwest Securities maintains a corporate finance branch office in Dallas, Texas and public finance branch offices in Austin, Dallas, Houston, Longview and San Antonio, Texas; Newport Beach, California; New York, New York; Boston, Massachusetts; and Albuquerque, New Mexico.

The following table sets forth for the last three fiscal years, as reported to the Municipal Securities Rulemaking Board, the number and dollar amounts of municipal bond transactions of Southwest Securities:

Fiscal Years	Number of Issues	Aggregate Amount of Offerings
2004	277	$21,312,961,000
2003	292	$30,198,753,000
2002	187	$22,175,458,000

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

Market Making Activities. Southwest Securities and May Financial are market makers in OTC and exchange-listed equity securities as well as dealers in tax-exempt and governmental fixed income securities. Trading securities in the OTC market involves the purchase of securities from and the sale of securities to our own clients or to other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. At June 25, 2004, Southwest Securities acted as a market maker in 1,130 common stocks of which 499 were exchange-listed stocks. At June 25, 2004, May Financial acted as market maker in 1,500 common stocks. Southwest Securities frequently acts as agent in the execution of OTC orders for its clients and, as such, transacts these trades with other dealers. When we receive a client order in a security in which we make a market, we may act as principal as long as we match or improve upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Regulations require that client limit orders be satisfied prior to our buying securities into or selling the securities from our own inventory at the same price.

We execute principal transactions to facilitate individual and institutional customer trades and maintain certain inventory positions for our own accounts. These inventories require the commitment of capital and expose us to the risk of a loss if market prices of the securities held in inventory decrease. We have established internal guidelines to limit the size and risk of inventories, and management periodically reviews these guidelines.

Research Activities. We have a research department dedicated to the analysis of market/industry conditions and the performance and recommendation of stocks with an emphasis on the Southwest region. Research is a part of the capital markets effort, which works cooperatively to meet the needs of both our investor and issuer clients. At June 25, 2004, we had 9 senior securities analysts publishing research on 80 companies in sectors that include digital/interactive entertainment, specialty retail, natural gas, healthcare services, special situations and enterprise software.

Insurance. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, hold insurance agency licenses in 42 states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents.

Banking Group

The Bank offers services and products, such as certificates of deposit and checking and savings accounts, through traditional channels, the Internet, and direct offerings to customers of Southwest Securities. The Bank focuses on several sectors of the residential housing market, including interim construction lending and short term funding for mortgage bankers. In addition, the Bank originates commercial loans and purchases loans for investment. The Bank also recently entered the single-family mortgage banking business in the Dallas-Fort Worth and South Texas markets.

FSB Financial purchases non-prime loans collateralized by liens on automobiles and light trucks. The loans are generally originated by car dealerships and other institutions dealing in such consumer paper. The Bank currently owns approximately 74% of the voting interest in FSB Financial.

FSB Development currently is a limited partner in Terra/Estes Park II, LP, a Texas Limited partnership (“Terra/Estes Park”). Terra/Estes Park develops single family residential lots in the Dallas-Fort Worth, Texas metropolitan area. The lots will be sold to builders whose operating history indicates they will have the ability to complete the planned development. The Bank currently owns 100% of FSB Development.

Asset Management Group

SWS Capital administers the LOGIC program, which is targeted to the investing needs of cities, counties, schools and other local governments across Texas. LOGIC conforms to the Interlocal Cooperation Act and the Public Funds Investment Act of the Texas Government Code. This program allows participants to pool their available funds, resulting in increased economies of scale, which allow higher returns while maintaining a high degree of safety and liquidity. For the 12-month period ended June 25, 2004, the average assets under management for the Asset Management Group were $959,000,000.

Revenues by Source

The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues from clearing operations	$19,253	7%	$19,267	7%	$31,056	9%

Commissions:
Listed equities	15,540	6%	13,964	5%	9,223	3%
Over-the-counter equities	26,439	10%	19,495	7%	24,231	7%
Corporate bonds	17,741	6%	19,101	7%	15,032	5%
Government bonds and mortgage-backed securities	8,630	3%	7,207	3%	4,143	1%
Municipal bonds	8,807	3%	9,422	4%	7,827	2%
Options	4,547	2%	2,288	1%	1,877	1%
Mutual funds	11,255	4%	9,762	4%	11,502	4%
Other	3,879	1%	2,352	1%	1,499	—

	96,838		83,591		75,334

Interest	95,871	35%	97,304	37%	125,119	38%

Investment banking fees:
Corporate	4,806	2%	1,528	1%	1,128	—
Municipal	11,176	4%	12,249	5%	9,710	3%

	15,982		13,777		10,838

Advisory and administrative fees:
Institutional and individual accounts	—	—	—	—	21,642	7%
Money market funds	4,613	2%	5,702	2%	5,798	2%
Other	7,789	3%	6,110	2%	3,937	1%

	12,402		11,812		31,377

Net gains on principal transactions:
Investment in Knight Trading Group, Inc.	—	—	—	—	24,251	7%
Equity securities	10,144	4%	10,179	4%	11,670	4%
Municipal securities	1,082	—	2,059	1%	1,599	—
Corporate bonds	4,230	2%	4,182	2%	2,249	1%
Government issues	2,417	1%	675	—	1,521	—
Other	87	—	1,420	—	250	—

	17,960		18,515		41,540

Other:
Other fee revenue from clearing operations	7,870	3%	8,855	3%	6,320	2%
Non-interest bank revenue	3,866	1%	3,573	1%	5,056	1%
Floor brokerage	921	—	1,496	1%	2,520	1%
Gain on sale of Mydiscountbroker.com, Inc.	—	—	4,200	2%	—	—
Other	2,386	1%	1,091	—	2,990	1%

	15,043		19,215		16,886

Total revenue	$273,349	100%	$263,481	100%	$332,150	100%

COMPETITION

We encounter intense competition in our business. We compete directly with securities firms and banks, many of which have substantially greater capital and other resources. We also encounter additional competition from insurance companies and financial institutions in many elements of our business. During the past few years, a number of banks acquired securities firms and, in so doing, gained increased entry into the securities industry. These acquisitions have brought entirely new sources of capital into the securities industry, resulting in more formidable competition.

We compete principally on the basis of service, product selection, price, location and reputation in local markets. We operate at a price disadvantage to discount brokerage firms that do not offer equivalent services. Southwest Securities competes for the correspondent clearing business on the basis of service, price, technology, product selection and reputation. We compete in asset management services with other portfolio managers principally based on portfolio performance, price and service.

Competition for successful securities traders, securities analysts, stock loan professionals and investment bankers among securities firms and other competitors is intense and continuous, as is competition for experienced financial advisors. We recognize the importance of hiring and retaining skilled professionals, as well as hiring new professionals and invest heavily in the recruiting process.

The Bank also operates in an intensely competitive environment. This environment includes other banks, credit unions and insurance companies. There have been numerous new entrants into the Bank’s market area over the past few years. The competition ranges from small community banks to trillion dollar commercial banks. As with the securities industry the ability to attract and retain skilled professionals is critical to the Bank’s success. To enhance these activities the Bank utilizes SWS for assistance in recruiting and educational programs. The Bank competes for community banking products locally based on reputation, service, location and price. The Bank also competes nationally through its mortgage warehouse lending division and factoring division.

REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the NYSE. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities and SWS Financial are registered in all 50 states. Southwest Securities is also registered in Puerto Rico. May Financial is registered in California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, Ohio, South Carolina and Texas.

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

The enactment of the Sarbanes-Oxley Act of 2002 has led to significant changes in corporate governance, accounting requirements and corporate reporting. In order to comply with these new requirements promulgated by the SEC, the Financial Accounting Standard Board, the NYSE and the Public Company Accounting Oversight Board, we have incurred substantial expenses. We have reflected all costs incurred in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). See the Consolidated Financial Statements contained in this Report.

The SEC’s investigations into mutual fund trading practices and adherence to breakpoint schedules have lead to several rule proposals by the SEC, which inherently have lead to a stricter regulatory environment and significant fines and penalties for a number of financial services companies. See “-Legal Proceedings” for additional discussion.

The Bank, as a federal savings bank, is registered with the Office of Thrift Supervision (“OTS”) and is subject to OTS regulation, examination, supervision and reporting requirements. Regulations applicable to the Bank generally relate to lending and investment activities, payment of dividends and maintenance of appropriate levels of capital. Failure to comply with these regulations may be considered an unsafe and unsound practice and may result in the imposition by the OTS of various sanctions. Because the Bank’s deposits are insured by the Savings Association Insurance Fund (“SAIF”), the Federal Deposit Insurance Corporation (“FDIC”) also has the authority to conduct special examinations. The Bank is required to file periodic reports with the OTS describing its activities and financial condition. This supervision and regulation is intended primarily for the protection of the Bank’s depositors.

INSURANCE

Our broker/dealer subsidiaries are required by federal law to belong to SIPC. SIPC provides protection for clients up to $500,000 each with a limitation of $100,000 for claims for cash balances. Southwest Securities purchases insurance which, when combined with the SIPC insurance, provides total coverage in certain circumstances of up to $20.0 million per client for securities held in clients’ accounts with an $80 million aggregate limit.

The Bank’s deposits are insured by the SAIF, which is administered by the FDIC, up to applicable limits for each depositor.

EMPLOYEES

At June 25, 2004, we employed 927 individuals. Southwest Securities employed 797 of these individuals, 137 of whom were full-time registered representatives. In addition, 396 registered representatives were affiliated as independent contractors.

CUSTOMERS

As of the date of this report, through our broker/dealer subsidiaries, we provide full-service securities brokerage services to approximately 29,000 client accounts. Through our securities clearance business, we provide securities services to approximately 217,000 additional client accounts. No single client constitutes a material percentage of our total business.

As of the date of this report, we provide deposit and loan services to approximately 17,600 customers through the Bank and its subsidiaries. No single customer constitutes a material percentage of the Bank’s total business.

As of the date of this report, we provide investment management services to approximately 1,900 accounts representing over 360 cities, counties, schools and other local governments within the State of Texas.

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

Name	Age	Position
Donald W. Hultgren	47	Director and Chief Executive Officer
William D. Felder	46	President
Kenneth R. Hanks	49	Executive Vice President, Chief Financial Officer and Treasurer
Stacy M. Hodges	41	Executive Vice President
Richard H. Litton	57	Executive Vice President
W. Norman Thompson	48	Executive Vice President and Chief Information Officer
Paul D. Vinton	55	Executive Vice President
Richard J. Driscoll	49	Executive Vice President
Allen R. Tubb	50	Vice President, General Counsel and Secretary

Donald W. Hultgren was elected Director and Chief Executive Officer in August 2002. He served as Executive Vice President and Director of Capital Markets from March 2000 to August 2002. From 1989 to 2000, Mr. Hultgren was employed by Raymond James & Associates in various capacities including Managing Director in the Healthcare sector of Corporate Finance and Director of Research. He is a member of the Association of Investment Management and Research and a member of the Advisory Committee for the University of Texas MBA Investment Fund. He serves as a board member for the American Heart Association, Dallas, Texas Division, and is on the association’s Executive Committee. He also serves on the Strategic Advisory Board of the Dallas Society of Financial Analysts.

William D. Felder was elected President of SWS Group, Inc. in August 2002 and President and Chief Executive Officer of Southwest Securities, Inc. in September 2004. He served as Executive Vice President of SWS Group, Inc. from December 1995 to August 2002 and prior to that as Senior Vice President from 1993 to 1995. Mr. Felder has been associated with Southwest Securities in various other capacities since 1980, including Director since August 1993 and Senior Vice President in charge of Clearing Services from 1988 to 1998. Mr. Felder is a past Chairman of the District 6 Business Conduct Committee of the NASD and a past member of the Board of Governors of the Chicago Stock Exchange.

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

Stacy M. Hodges has served as Executive Vice President since February 1999. She served as Treasurer and Chief Financial Officer from August 1998 to August 2002. Ms. Hodges was Controller from September 1994 to August 1998. Ms. Hodges served as Director of Southwest Securities from June 1997 to August 2002 and has served as Chief Financial Officer of Southwest Securities since June 1997. Prior to joining Southwest Securities, Ms. Hodges was a Senior Audit Manager in the Financial Services division of KPMG LLP. Ms. Hodges is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs.

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

Paul D. Vinton has served as Executive Vice President since November 1998 and as Senior Vice President of Southwest Securities since June 1995. Mr. Vinton was associated with Stephens Inc. in various capacities from 1993 through 1995. Mr. Vinton has been employed within the securities industry since 1972 with various firms dealing primarily in operational, clearance and settlement activities. Mr. Vinton has served on various industry group boards including, most recently, the Depository Trust Company Settlement Advisory Board.

Richard J. Driscoll was elected Executive Vice President in August 2003. He has served as Chairman of the Board of Directors of the Bank since March 2002. He joined the Bank in 1991 as Chief Executive Officer and President and a member of the Board of Directors. Mr. Driscoll is a Director of the Texas Savings and Community Banker’s Association and serves as a member of the Federal Reserve Board Thrift Institutions Advisory Council.

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

We have twelve retail brokerage offices with nine in Texas, one in Oklahoma and two in New Mexico. In keeping with Management’s goal to become the leading brokerage firm in the Southwest, we plan to expand our offices throughout the region.

We have eight public finance branch offices, five in Texas, one in New Mexico, one in Massachusetts and one in California. (Public finance has one additional branch in New York for which SWS does not maintain an office.) We have five fixed income branch offices with one branch in each of Illinois, Texas, California, Florida and New York. We have two equity trading offices in Texas and Michigan and two institutional sales offices in Texas and Wisconsin. We have one corporate finance office located in Dallas, Texas. We also have a disaster recovery site in Dallas, Texas.

The consolidation of trading operations and the sale of the Mydiscountbroker.com, Inc. (“Mydiscountbroker”) accounts left us with approximately 47,000 square feet of excess office space with lease terms ending through 2011. Currently, all of the excess space is subject to subleases with terms ending concurrently with the original leases.

The Bank leases its approximately 25,000 square-foot main office located in Arlington, Texas, leases branch offices in Arlington, Dallas and Granbury, Texas, and leases separate space in Hurst and Dallas, Texas for loan production offices. The Bank owns drive-in facilities located next to the main office and branch offices in Arlington, Texas.

Management believes that our present and planned facilities and equipment are adequate for current and planned operations.

LEGAL PROCEEDINGS

In the general course of our brokerage business and the business of clearing for other brokerage firms, our subsidiaries and we have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims, other than as described below, will not result in any material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Dottie Boykin, Individually and as Next Friend of Vielle Nichole Boykin, a Minor Child v. Westwood Trust (District Court, Alabama).

In connection with the 2002 spin-off of our primary asset management subsidiary, the Westwood Group, we agreed to indemnify the Westwood Group from and against all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”). The Boykin Trust is currently in Bankruptcy. We settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. We believe that the resolution of the remaining issues associated with the Boykin Trust in Bankruptcy will not have a material impact on our consolidated financial statements.

SEC/NYSE Mutual Fund Inquiry

Southwest Securities, the company’s largest operating subsidiary, has been the subject of investigations of improper mutual fund trading alleged to have occurred from October 2002 through September 2003. The inquiries, which are being conducted by the U.S. Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), have questioned the adequacy of Southwest’s supervision of certain employees and the firm’s compliance with books and records and document production requirements. A former branch manager and two of the subsidiary’s former officers, including its former President, are expected to be fined and suspended from serving in a supervisory capacity.

While there have been lengthy settlement discussions, no final settlement documents have been submitted to the SEC, the NYSE or our Board of Directors for approval. At June 25, 2004, a total of $10.0 million had been reserved for this contingency.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “SWS.” At September 1, 2004, there were 298 holders of record of our common stock and in excess of 6,700 beneficial holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2004
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$22.51	$22.20	$19.29	$17.98
Low	$18.30	$17.44	$16.26	$14.05

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2003
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$16.80	$15.10	$17.20	$21.60
Low	$9.78	$10.02	$11.88	$13.78

The following table provides information about purchases by SWS during the quarter ended June 25, 2004 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
3/27/04 to 4/30/04	3,231	$17.60	3,231	607,712	(2)
5/1/04 to 5/28/04	384	15.32	384	614,069	(3)
5/29/04 to 6/25/04	327	16.11	327	613,742	(4)

	3,942	$17.26	3,942

(1)	Amounts represent shares purchased under our Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”), established by SWS in July 1999. The Deferred Compensation Plan was established for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the Deferred Compensation Plan consist of employee pre-tax contributions and matching contributions by SWS up to a specified limit. Participants can invest in SWS common stock or a variety of mutual funds. If SWS common stock is elected, the Deferred Compensation Plan trustee purchases the necessary shares in the open market. The SWS stock purchased is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. No more than 200,000 shares of stock may be issued pursuant to the Deferred Compensation Plan and the Deferred Compensation Plan will terminate on June 30, 2009.

(2)	Represents 107,712 shares available for purchase under the Plan and 500,000 shares available for purchase under a Stock Repurchase Program approved by our Board of Directors (the “Stock Repurchase Program”), pursuant to which SWS has authorization, which will expire December 31, 2005, to repurchase 500,000 shares. No shares were repurchased under the Stock Repurchase Program in the quarter ended June 25, 2004.
(3)	Represents 114,069 shares available for purchase under the Plan and 500,000 shares available for purchase under the Stock Repurchase Program. During the period 5/1/04 to 5/28/04, 6,741 shares were withdrawn from the Plan.
(4)	Represents 113,742 shares available for purchase under the Plan and 500,000 shares available for purchase under the Stock Repurchase Program.

Equity Compensation Plan Information

Stock Option Plans. We have two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of our common stock for issuance to our eligible employees, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of our common stock for eligible employees or potential employees. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term. Generally, options granted under the 1996 Plan have a four-year vesting schedule and options granted under the 1997 Plan have a five-year vesting schedule. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after the date of grant and have a five-year term. The 1996 Plan was approved by our stockholders, while the 1997 Plan was not approved by the stockholders, as it was not required.

Deferred Compensation Plan. In July 1999, we implemented the Deferred Compensation Plan for eligible officers and employees to defer a portion of their bonus compensation and commissions. Our stockholders approved the amended and restated Deferred Compensation Plan at the November 12, 2003 annual meeting. Contributions to the Plan consist of employee pre-tax contributions and our matching contributions up to a specified limit. Participants can invest in our common stock or a variety of mutual funds. Our stock is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of our consolidated statements of financial condition. For the fiscal year ended June 25, 2004, approximately $7,060,000, with a market value of $6,394,000, was invested in the Deferred Compensation Plan. At June 25, 2004, funds totaling $1,533,000 were invested in 86,258 shares of our common stock, with the remainder invested in mutual funds. Approximately $1,458,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the Deferred Compensation Plan in fiscal year 2004. On August 21, 2003 the Board amended the Deferred Compensation Plan to limit the number of shares that may be issued under the Deferred Compensation Plan to 200,000 shares and provide for a June 30, 2009 termination date. The trustee of the Deferred Compensation Plan is Westwood Trust. The number of shares available for future issuance under the plan is 113,742 at June 25, 2004.

Restricted Stock Plan. On November 12, 2003, the stockholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 500,000 shares of SWS common stock to SWS’ directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted under the Restricted Stock plan is fully vested after three years. At June 25, 2004, the total number of shares outstanding was 43,437 and the total number of securities available for future grants was 456,563.

The following table sets forth certain information concerning all equity compensation plans approved by our stockholders and all equity compensation plans not approved by our stockholders as of June 25, 2004.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 25, 2004

Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted- average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans
approved by stockholders	1,605,536	(1)	$18.37	(2)	3,069,744	(3)
Equity compensation plans not approved by stockholders	88,219	(4)	$17.48		155,232	(4)

	1,693,755		$18.32		3,224,976

(1)	Amount represents 1,519,278 shares issuable upon the exercise of options granted under the 1996 Plan and 86,258 stock units credited to participants’ accounts under the Deferred Compensation Plan (see descriptions above). The stock units credited to the participants’ accounts under the Deferred Compensation Plan are not included in the weighted average exercise price calculation.
(2)	Calculation of weighted-average exercise price does not include stock units credited to participants’ accounts under the Deferred Compensation Plan.
(3)	Amount represents 2,499,439 shares issuable upon the exercise of options available for future issuance under the 1996 Plan, 113,742 shares available for future issuance under the Deferred Compensation Plan and 456,563 shares available for future issuance under the Restricted Stock Plan.
(4)	Amounts represent share information with respect to the 1997 Plan.

SELECTED FINANCIAL DATA

The selected financial data presented below for the five years ended June 25, 2004 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information contained in this Report.

The following items, all of which impact the comparability of the data from year-to-year, should be considered: (i) the sale of the accounts of Mydiscountbroker in June 2003; (ii) the spin-off of Westwood Holdings Group (“Westwood Group”) in June 2002; (iii) the sale of First Consumer Credit, LLC (“First Consumer”) in October 2001; and (iv) the consolidation into our brokerage operations or discontinuance of the services provided by SWS Technologies Corporation (“SWS Technologies”) in the first quarter of fiscal 2003. Additional items that should be considered are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Events and Transactions.”

(In thousands, except ratios and per share amounts)

	Year Ended
	June 25, 2004	June 27, 2003	June 28, 2002	June 29, 2001 (3)	June 30, 2000
Consolidated Operating Results:
Total revenue	$273,349	$263,481	$332,150	$470,702	$589,086
Net revenue (1)	240,025	223,596	266,343	299,124	411,002
Net income (loss)	2,710	2,868	(7,184)	18,403	94,234
Earnings per share – basic (2)
Income (loss) before extraordinary item and cumulative effect of change in accounting principles	$0.16	$0.14	$(0.42)	$1.22	$5.40
Net income (loss)	$0.16	$0.17	$(0.42)	$1.06	$5.40
Earnings per share – diluted (2)
Income (loss) before extraordinary item and cumulative effect of change in accounting principles	$0.16	$0.14	$(0.42)	$1.21	$5.35
Net income (loss)	$0.16	$0.17	$(0.42)	$1.05	$5.35
Weighted average shares outstanding – basic (2)	17,068	16,951	17,216	17,409	17,447
Weighted average shares outstanding – diluted (2)	17,217	16,997	17,216	17,501	17,604
Cash dividends declared per common share (2)	$0.40	$0.40	$0.40	$0.33	$0.26

Consolidated Financial Condition:
Total assets	$4,742,650	$4,092,084	$3,363,653	$3,783,318	$5,229,035
Long-term debt (4)	34,990	24,423	20,479	20,589	65,856
Stockholders’ equity	247,639	249,773	255,285	298,503	291,140
Shares outstanding (2)	17,110	16,957	17,241	17,248	15,893
Book value per common share (2)	$14.47	$14.73	$14.81	$17.31	$18.32
Ratio of earnings to fixed charges (5)	1.3	1.1	—	1.2	1.8

Bank Performance Ratios:
Return on assets	1.29%	1.04%	1.4%	2.3%	4.6%
Return on equity (6)	15.13%	12.79%	15.6%	24.6%	48.0%
Equity to assets ratio	8.56%	8.15%	9.1%	9.4%	9.5%

(1)	Net revenues is equal to total revenues less interest expense.
(2)	Adjusted to reflect the ten percent stock dividends effective August 2, 1999, August 1, 2000 and August 1, 2001.
(3)	Restated for the change in accounting method for our investment in Comprehensive Software Systems, Inc. from the cost basis to the equity method. Previously reported amounts for fiscal 2001 consolidated operating results were as follows: net income was $19,339,000; earnings per share – basic, before the cumulative effect of a change in accounting principles, was $1.27; earnings per share – basic was $1.11; earnings per share – diluted, before the cumulative effect of a change in accounting principles, was $1.26; and earnings per share – diluted was $1.10. Additionally, total assets were previously reported as $3,784,757,000 and stockholders’ equity was previously reported as $299,439,000 on the consolidated statement of financial condition. Tangible book value was previously reported as $16.97 in fiscal 2001.
(4)	Includes subordinated notes, capital leases and Federal Home Loan Bank advances with maturities in excess of one year.
(5)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and fixed charges consist of interest expense and one-third of rental expense, which is deemed representative of an interest factor. Due to our net loss before income taxes and minority interest in consolidated subsidiaries in 2002, the coverage ratio was less than 1:1. The deficiency of earnings available to cover fixed charges is $7,385.
(6)	The return on equity ratios for the Bank for the year ended June 30, 2000 was calculated prior to the acquisition of ASBI Holdings, Inc. by SWS. In these periods, the Bank was a Subchapter S corporation and thus there were no taxes considered in the calculation of return on equity.

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

Brokerage Group

The U.S. equities market continued to show improvement from the conditions experienced in comparable periods of fiscal 2003. However, growth was tempered due to continued investor uncertainty resulting from political events, both foreign and domestic, November 2004 elections, continued threats of terrorist attacks, oil prices and the potential for rising interest rates. While trading volumes overall remained relatively light with average daily volume on the NYSE of 1.426 billion shares in fiscal 2004 and 1.475 in fiscal 2003, the Dow Jones Industrial Average increased to 10,435.48 at the end of June versus 8,989.05 in June 2003. The revenues generated by our clearing business are dependent on active markets. Sustained growth in trading volumes is necessary for growth in our clearing business. While the volume of trades we processed in fiscal 2004 increased slightly when compared to the same period in the prior year, clearing revenue remained flat during the same period, reflecting price competition and changes in business mix. Continued improvement in share prices should result in increases in trading volume, which in turn should facilitate growth in revenues in the clearing business. However, growth could be encumbered in this business line by competitive restrictions on our ability to raise or sustain pricing. Additionally, changes in the mix of business processed and volume discounts can impact the revenue growth as well. Lastly, we have been informed by one of our high volume trading customers that they expect to become self-clearing in fiscal 2005. This customer represented $3.7 million in net revenues from clearing in fiscal 2004.

Month-end margin balances reported by NYSE member firms averaged $170 billion in fiscal 2004 versus $136 billion in fiscal 2003, an increase of 25%. We rely on margin lending to our customers to generate revenue. During fiscal 2004, our average margin balance was $340 million, an increase of $40 million, or 13%, over the prior fiscal year. If the markets show sustained improvement, we expect these balances to continue to grow.

Stock loan balances are also influenced by the volumes in the market as well as interest rates. Stock lending balances were up 40% over the level in the last fiscal year. As markets improve, these balances generally increase subject to credit limits imposed by our counter-parties and us. We earn an interest spread in this business that is impacted by the overall interest rate environment. When rates begin to rise, we may have an opportunity to widen the interest spread we earn.

The interest rate environment also impacts our fixed income businesses. Fiscal 2004, with flat interest rates, produced a less favorable rate environment versus the falling interest rate environment that occurred in fiscal 2003. The fixed income business activity level is driven by spreads to published rates, the direction of rates and economic expectations. Management constantly monitors our exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

We are currently focused on three aspects of our business: growing the clearing business, taking advantage of our prominence in the Southwest to become a nationally recognized full-service regional brokerage firm and growing the Bank. Continued improvement in the equity markets is critical to growth in both our clearing and brokerage businesses. As management continues to refine our focus, acquisitions or dispositions could be warranted.

In evaluating the clearing business, management is focused on growth in clearing fees as well as increased margin balances and tickets processed. While growth in the number of correspondents is important, margin balances and tickets processed are the key variables used to determine growth in the business.

To realize our goal to become a nationally recognized full-service regional brokerage firm, it is essential to grow the retail brokerage distribution network. This will be accomplished through the hiring of additional registered representatives and the opening of new branch office locations in the Southwest. During fiscal 2004, we recruited 20 new Private Client Group representatives and opened one new branch office in Houston, Texas. Opening new branch offices requires outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. New office locations generally take at least a year after permanent space is occupied to achieve a breakeven point, depending on the successful recruiting of registered representatives. We are currently focused on filling our existing offices with producing registered representatives.

Equity capital markets are an integral part of a full-service regional firm. Revenue from this area is cyclical and varies significantly with the growth in the equity markets. Consequently, investment in personnel could negatively impact earnings in periods of limited equity capital markets activity.

As our full service brokerage segment grows, management will be reviewing profitability as well as productivity by registered representatives, transactions processed and deals completed, to measure success in this area.

Our emphasis on the full-service brokerage aspect of our business is expected to diversify the revenue stream and to enhance areas of our business that have relatively higher margins than our traditional clearing business. In the full service brokerage section of our business, we retain more of each dollar of commission than in a traditional clearing arrangement. As the full service business grows, we expect to be able to take advantage of the increased margin.

We completed our conversion to a new electronic brokerage operating system in August of 2002, but continue with ongoing efforts to upgrade and enhance the core system with investments in the technology area. Management continually reviews equipment and communications in an effort to offset some of the costs of software enhancement. Our system was developed by Comprehensive Software Systems, Ltd. (“CSS”), an entity that is backed by a consortium of brokerage firms, including Southwest Securities. The development of the system required more time and capital from these brokerage firms than was originally anticipated. While the system is fully functional at SWS, other consortium members have yet to completely install the system. Decisions by these other firms will impact CSS’ ability to continue to deliver new modules and enhancements and could impact the cost of technology to us.

Banking Group

A substantial portion of the Bank’s revenue is generated from the single-family construction loan and single-family mortgage loan markets. While the Bank’s purchased mortgage loan program is nationwide, the majority of the Bank’s other lending is concentrated in the North Texas geographic region. A strong housing market in North Texas is important to growing the Bank’s loan portfolio.

The purchased mortgage loan program operated at record levels during 2003 due to the high level of mortgage refinancing transactions driven by lower mortgage interest rates. Mortgage interest rates began to rise in July 2003 and volumes in this business have declined 61% from June 27, 2003 to June 25, 2004. Mortgage interest rates stabilized in the second quarter of fiscal 2004 and we expect this line of business to remain at current levels until mortgage interest rates move again. In the event interest rates increase, the Bank could experience lower revenues from these operations. With the decrease in mortgage loan originations, the Bank has moved funds to cash and investments. The yield rates for investments range from 1% to 3.1%, while the yield rates on mortgage loans range from 6% to 7.9%, resulting in a decrease in interest revenue. To counter this trend, the Bank also began to diversify its lending base through increased commercial lending. The Bank’s commercial real estate lending was up 21% from prior fiscal year, and consumer and commercial loans were both up more than 25% over the prior fiscal year, due to a continued focus on the Bank’s Community Banking division. This focus is due to the hiring, in the fourth quarter of fiscal 2003, of a new bank President with extensive residential, consumer and commercial lending experience to facilitate the growth of the community banking business. The Bank has planned to and recently entered the single-family mortgage banking business in the Dallas-Fort Worth and South Texas markets.

RESULTS OF OPERATIONS

Net income (loss) for the fiscal years ended June 25, 2004, June 27, 2003 and June 28, 2002 totaled $2,710,000, $2,868,000 and $(7,184,000), respectively, representing a decrease of $158,000, or 6% from fiscal 2003 to 2004 and an increase of $10,052,000, or 140% from fiscal 2002 to 2003. Fiscal years 2004, 2003, and 2002 contained 251, 251 and 247 trading days, respectively.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results is discussed below.

SEC/NYSE Mutual Fund Inquiry. Southwest Securities has been the subject of investigations of improper mutual fund trading alleged to have occurred from October 2002 through September 2003. The inquiries are being conducted by the SEC and the NYSE and question the adequacy of the subsidiary’s supervision of certain employees and the firm’s compliance with books and records and document production requirements.

During the third quarter of fiscal 2004, we recorded $2.0 million for this contingent liability. In the fourth quarter, we recorded an additional $8.0 million for a total reserve of $10 million ($9.3 million after tax). While these estimates are based on lengthy settlement discussions with the SEC and the NYSE, no settlement has yet been reached. And while we do not currently anticipate any further material liability related to these regulatory actions, no assurance can be given that these matters will be settled or settled substantially on these terms.

Archipelago. During the second quarter of fiscal 2004, we tendered half of our stake in Archipelago Holdings, L.L.C. (“Archipelago”), an electronic stock exchange, or 303,456 shares of Archipelago common stock, for cash. We recognized a gain of $903,000 (after-tax gain of $587,000). After the tender, we owned 303,456 shares of Archipelago at a cost of zero.

Mydiscountbroker. On June 13, 2003, we sold the accounts of Mydiscountbroker to Ameritrade Inc. and Ameritrade Canada, Inc., subsidiaries of Ameritrade Holding Corporation. The sales price of $4,200,000 (generating an after tax gain of $2,730,000), which was recognized in June of 2003, was based on the actual accounts transferred at closing, approximately 16,500 accounts. Mydiscountbroker had recorded revenues of $2,678,000 and expenses of $3,970,000 for a net loss before taxes for the fiscal year ended June 27, 2003 of $1,292,000.

Fraudulent Mortgages. During the first quarter of fiscal 2003, the Bank provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, the Bank has recorded assignments on fifteen, for which the Bank has verification from the County Clerk’s office of the county where the mortgaged property is located. However, the Bank is not receiving payments on these loans. A court appointed receiver for the New York mortgage bank is investigating the fraud at the mortgage bank, including the potential recovery of fraudulently received funds. The Bank is currently working with a court-appointed receiver, who is leading the efforts to recover some of the loss from the underlying collateral or from other parties. At this time, the likelihood of recovery from any of these sources cannot be estimated.

Investment in Comprehensive Software Systems, Ltd. We are a part owner of CSS, a software development company formed in 1993 to develop a new brokerage front-and back-office system. We initially acquired a 7.96% interest in CSS and accounted for the investment on a cost basis. Through subsequent investments, our ownership in CSS increased to 25.08% in fiscal 2002. Consequently, we implemented the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investment in

Common Stock,” with respect to our investment in CSS. As required by APB Option No. 18, we recorded our portion of the loss from CSS’ operations of $2.9 million and amortization expense of the CSS goodwill of $370,000 in fiscal 2002. At June 28, 2002, we determined that the investment in CSS and its related goodwill was fully impaired based on an analysis of the projected cash flow from the investment. Therefore, we wrote off the investment in CSS of $3,084,000 and the related goodwill of $933,000 in June 2002. We made no additional equity investments in CSS during fiscal 2003.

The continued enhancement of our brokerage system is important to the growth of our clearing and retail brokerage business. To facilitate enhancement of the systems developed by CSS, we entered into a loan agreement on December 6, 2002 with CSS that called for the total advance of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2003. In June of 2003, we amended the loan agreement to provide that our two remaining quarterly installments would be increased to $937,500. All other terms of the agreement were unchanged. Because of this commitment, we began recognizing our share of the undistributed losses of CSS in January of 2003. Effective December 20, 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase will be made in equal quarterly installments and will ultimately result in increasing SWS’ position in CSS to 30.22%. Two purchases totaling approximately $1,443,000 were made in fiscal 2004. For the fiscal year ended June 25, 2004, our percentage interest in CSS’ losses was $3,380,000. Based on our percentage of ownership, our pro-rata share of CSS’ losses was more than the $3,318,000 loaned and invested during the fiscal year ended June 25, 2004 by $62,000. From inception of the loan to date, our pro-rata percentage of losses of $5,456,000 was greater than the $4,943,000 loaned and invested by $513,000. As a result, there is no recorded equity investment or loan receivable from CSS at June 25, 2004.

Impairment of Long-Lived Assets. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” we recorded $6.3 million in fiscal 2002 in charges related to leasehold and fixed asset impairments resulting from consolidating and reorganizing certain business units. The impairment of fixed assets totaled $3.4 million, and represented 100% of the net book value of the fixed assets at the time of the charge. Leasehold impairments totaled $2.9 million as determined by the present value of future cash flows on the impaired leases offset by estimated sublease income. These charges are included in occupancy, equipment and computer service costs on the consolidated statements of income (loss) and comprehensive income (loss). In fiscal 2003, we recorded additional leasehold and fixed asset impairment charges of $1.4 million. Of the charges recorded in fiscal 2003, $891,000 relates to the space formerly occupied by Mydiscountbroker, $305,000 relates to space formerly occupied by a trading operation and $125,000 relates to space formerly occupied by a Private Client Group office. All of this space is currently subleased.

Westwood Group Spin-Off. In December 2001, we contributed all of the issued and outstanding common stock of two wholly owned subsidiaries, Westwood Management and Westwood Trust to the newly formed Westwood Group and announced our intention to spin-off the Westwood Group to our stockholders.

Also in December 2001, we sold 1,065 shares of the Westwood Group’s common stock, constituting 19.8% of the Westwood Group’s outstanding common stock, to five of the Westwood Group’s executive officers for cash consideration of $4,093,000, a price premised upon an understanding reached in October 2001. The shares sold to management were not distributed in the spin-off. We recorded the difference between the book value of the minority interest we sold and the purchase price as an increase of $518,000 to additional paid-in capital.

To finance the purchase, the Westwood Group loaned its executive officers $4,093,000 on a full-recourse basis, evidenced by notes secured by the stock, payable in nine years bearing interest at 3.93%. The notes receivable were distributed to stockholders as a part of the spin-off transaction and, accordingly, were not included in our consolidated statements of stockholders’ equity.

The difference between the fair value for financial reporting purposes of the stock on December 14, 2001, $7,512,000 and the cash consideration paid of $4,093,000, is an expense incurred by us for the Westwood Group and is reflected as a compensation expense with the offset as a contribution to the Westwood Group’s additional paid-in capital. On a consolidated basis, 80.18% of this charge, or $2,741,000, is reflected in our stockholders’ equity as additional paid-in capital.

The purchase price paid for the stock by the executives and the fair value of the stock for financial reporting purposes on December 14, 2001, differed due to changes in assets under management and the common stock prices of comparable public companies between September 30, 2001 and December 14, 2001. In addition, the purchase price was net of a 35% discount for lack of marketability. For financial accounting purposes, no discount for lack of marketability was recorded.

The record date for the spin-off was June 17, 2002, with a distribution date of June 28, 2002. Because the spin-off occurred on June 28, 2002, Westwood Group’s statement of financial condition is not included in the consolidated statement of financial condition as of that date; however, our share of Westwood Group’s operations is included in the consolidated statements of income (loss) and comprehensive income (loss) for fiscal 2002. During fiscal 2002, the Westwood Group generated $20,575,000 in revenue and $648,000 in net income. As of the date of the spin-off, the Westwood Group held $20,976,000 in total assets. For a detailed description of the financial condition and results of operations of the Westwood Group, see Note 2 to the Consolidated Financial Statements contained in this Report.

SFAS No. 133 and Sales of Knight Stock. The adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, in the first quarter of fiscal 2001 created a non-cash earnings impact on our financial statements in fiscal years 2004, 2003 and 2002. SFAS No. 133 is applicable to our 5% Exchangeable Subordinated Notes (“Notes”), issued in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”) in June 1999. The DARTS contain an equity-based derivative designed to hedge changes in fair value of our investment in Knight Trading Group, Inc. (“Knight”) common stock. The embedded derivative has been designated as a fair value hedge of our investment in Knight shares.

SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in the consolidated statements of financial condition. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the Knight shares.

For fiscal year ended June 25, 2004, the impact on the consolidated statements of income (loss) and comprehensive income (loss), representing the change in the time value of money of the embedded derivative was a loss of $14,000. For the comparable periods ended June 27, 2003 and June 28, 2002, SWS recognized losses of $21,000 and $253,000, respectively. Under SFAS No. 133, the related change in the time value of money in the embedded derivative and the changes in the fair value of the embedded derivative, along with the change in fair value of the hedged Knight shares, is calculated on a quarterly basis and recognized in the consolidated statements of income (loss) and comprehensive income (loss) until such time as the fair value hedge ceases to exist.

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

There were no sales of Knight stock in the fiscal years ended June 25, 2004 and June 27, 2003.

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

Of the Knight shares sold in fiscal 2002, 206,634 Knight shares were sold at a gain of $1,304,000 in order to reduce our position and relative risk in Knight. The remaining shares sold during fiscal 2002 were sold to fund the advertising commitment of Mydiscountbroker, our former on-line brokerage subsidiary. All shares sold in fiscal 2001 were sold to fund Mydiscountbroker’s advertising commitments. Knight sales benefiting Mydiscountbroker are discussed below in “- -Advertising and Promotional.”

At June 25, 2004 and June 27, 2003, we held 373,550 shares of Knight common stock and had 373,550 DARTS outstanding as of both dates.

The DARTS matured on June 30, 2004. At that time, we chose to deliver our remaining shares of Knight stock in satisfaction of our obligation. Extinguishment of this obligation resulted in a non-cash gain of $23,567,000. $4,835,000 of the gain was on the extinguishment of debt. The remainder of the gain was equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the hedging date. This transaction did not affect the results of operations in fiscal 2004 and will be reflected in the results of operations for fiscal 2005. See Note 25 to the Consolidated Financial Statements contained in this Report.

Sale of First Consumer Credit. In October 2001, the Bank sold its interest in its minority-owned subsidiary, First Consumer, receiving $1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. (“USHS”), a company publicly traded on NASDAQ. The shares of USHS were paid to SWS Group as a dividend by the Bank and were recorded at fair market value. The Bank recorded a gain of approximately $1,163,000 on the sale of First Consumer.

During the second quarter of fiscal 2004, we received an additional 91,431 shares of the common stock of USHS, which had been held in escrow under the terms of the sales agreement. The additional shares were issued after no material contingencies were found related to the operations of First Consumer. The Bank paid the shares to SWS Group in the form of a dividend. The shares were recorded at fair market value resulting in a gain of $1,082,000 (after-tax gain of $703,000).

Southwest Clearing Corp. On October 2, 2001, a bankruptcy court awarded us the accounts of a Midwest NASD broker/dealer. The SIPC assumed responsibility for the accounts when the Midwest broker/dealer reported that it was in violation of minimum capital requirements and its accounts were transferred to our wholly owned subsidiary, Southwest Clearing, in October 2001. In April 2002, all remaining customer accounts were transferred to Southwest Securities from Southwest Clearing. Southwest Clearing has ceased operations as a broker/dealer and the corporation was liquidated in July 2004.

Analysis of Operations

Our pretax income was $9,292,000 and $5,015,000, in fiscal 2004 and 2003, respectively, versus pretax loss of $(7,385,000) in fiscal 2002. The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	2003 to 2004		2002 to 2003
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$(14)	—	$(11,789)	(38)%
Commissions	13,247	16%	8,257	11%
Net interest	5,128	9%	(1,893)	(3)%
Investment banking, advisory and administrative fees	2,795	11%	(16,626)	(39)%
Net gains on principal transactions	(555)	(3)%	(23,025)	(55)%
Other	(4,172)	(22)%	2,329	14%

	$16,429	7%	$(42,747)	(16)%

Operating expenses:
Commissions and other employee Compensation	$12,513	10%	$(9,875)	(7)%
Occupancy, equipment and computer service costs	(5,231)	(16)%	(20,235)	(38)%
Communications	(2,315)	(15)%	(4,234)	(22)%
Floor brokerage and clearing organization charges	(92)	(1)%	(1,638)	(20)%
Advertising and promotional	(1)	—	(4,140)	(53)%
Other	7,278	24%	(15,025)	(33)%

	12,152	6%	(55,147)	(20)%

Pretax income (loss)	$4,277	85%	$12,400	168%

Net Revenues increased for fiscal year 2004 by $16,429,000. The largest component of the increase was commission revenue, which was up $13.2 million. Also contributing to the increase was a $2.8 million increase in investment banking, advisory and administrative fee revenues. This increase can be principally attributed to fees received for corporate finance transactions. We also noted an increase of $5.1 million in net interest revenue. This increase is primarily due to an increase in customer and stock loan balances. We also experienced a $4.2 million decrease in other revenue. This decrease is due to the $4.2 million gain recognized on the sale of Mydiscountbroker accounts in fiscal year 2003.

Net Revenues declined for fiscal year 2003 by $42.8 million. Of the total change, the spin-off of Westwood Group represents $20.6 million. In addition, we had $24.3 million of gains on the sale of Knight stock in fiscal 2002.

Operating expenses increased $12.2 million from fiscal 2003 to fiscal 2004. However, taking into account the Bank’s $3.4 million fraud charge recorded in fiscal 2003, operating expenses would have increased $15.6 million. The largest components of this increase were the $10 million accrual for contingent losses from regulatory investigations and the increase in the variable compensation portion of commissions and employee compensation, an increase of $9.9 million. Offsetting these increases was a reduction of $3.8 million in operating expenses from the sale of Mydiscountbroker accounts and reduced occupancy and equipment costs.

For fiscal year 2003, operating expenses declined $55.1 million. The spin-off of Westwood Group accounted for $17.3 million of the decrease. An additional $10.9 million of the savings in operating expenses relates to the clearing business acquired in October 2001 through a SIPC liquidation. See “—Events and Transactions-Southwest Clearing Corp.” That business was operated on a separate system from the rest of our operations until April 2002. Upon completion of the conversion to our internal system, the costs for personnel and systems relating to that business were eliminated. Additionally, in fiscal 2002, we recorded $6.3 million in charges related to leasehold and fixed asset impairments resulting from consolidating and reorganizing certain business units. Lastly, in fiscal 2002, we recorded impairment charges of $4.0 million related to our investment in CSS.

Net Revenues from Clearing Operations. Net revenues from clearing decreased slightly from fiscal 2003 to 2004. Total transactions processed in fiscal 2004 increased to approximately 28.8 million from approximately 27.8 million in the prior year. The slight increase in transactions was offset by the reduction in revenue per ticket of 3% due to price competition, volume discounts and changes in the mix of clearing transactions. Transactions for high volume customers were up 2% while transactions for general securities customers were up over 50%. Revenue per transaction was $0.67 in fiscal 2004 versus $0.69 in fiscal 2003.

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

Commissions. Commission revenue increased $13.2 million for fiscal 2004 versus 2003, an increase of 16%. The largest increases were recorded in the Private Client Group, independent registered representatives and portfolio trading. Improved market conditions and revenue from newly recruited representatives were the primary reasons for the increased revenue.

Commission revenue increased $8.3 million for fiscal 2003 versus 2002, an increase of 11%. Increases in fixed income commissions due to a strong bond market, as well as 33% growth in institutional equity sales, drove the improvement. These increases were offset by decreased commissions from SWS Financial, the independent contractor network, and reduced commissions in the portfolio trading area.

Commission revenue by type of representative follows for the fiscal years ended 2004, 2003 and 2002 (dollars in thousands):

	2004		2003		2002
	Commission Revenue	No. of Reps	Commission Revenue	No. of Reps	Commission Revenue	No. of Reps
Southwest Securities registered representatives:
Private Client Group	$27,953	91	$19,170	97	$18,548	78
Fixed income sales & trading	31,549	36	31,517	34	21,754	37
Institutional equity sales	10,021	10	10,078	13	7,555	13
Independent registered representatives	20,329	396	16,681	407	18,565	414
Portfolio trading	6,327		3,637		5,067
Other	659		2,508		3,845

	$96,838		$83,591		$75,334

All the increases were offset somewhat by a decrease in commissions from the sale of our Mydiscountbroker accounts in fiscal 2003. The sold accounts generated $2.3 million in commission revenue in fiscal 2003 and $3.3 million in fiscal 2002.

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

The components of interest earnings are as follows for the fiscal years ended 2004, 2003 and 2002 (dollars in thousands):

	2004	2003	2002
Interest revenue:
Customer margin accounts	$16,807	$15,550	$29,146
Assets segregated for regulatory purposes	4,220	6,418	9,206
Stock borrowed	28,433	27,110	37,376
Bank loans	42,613	43,589	42,045
Other	3,798	4,637	7,346

	95,871	97,304	125,119

Interest expense:
Customer funds on deposit	4,115	6,525	13,978
Stock loaned	19,890	19,269	30,027
Bank deposits	6,207	9,553	13,976
Federal Home Loan Bank advances	1,178	2,187	3,441
Other	1,934	2,351	4,385

	33,324	39,885	65,807

Net interest	$62,547	$57,419	$59,312

Brokerage Group. For the years ended June 25, 2004 and June 27, 2003, net interest income from the Brokerage Group accounted for approximately 11% of our net revenue versus 13% in fiscal 2002. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	2004	2003	2002
Average interest-earning assets:
Customer margin balances	$340,000	$300,000	$519,000
Assets segregated for regulatory purposes	412,000	482,000	423,000
Stock borrowed	3,004,000	2,150,000	1,941,000

Average interest-bearing liabilities:
Customer funds on deposit	598,000	632,000	760,000
Stock loaned	2,932,000	2,100,000	1,919,000

Net interest revenue from customer margin balances increased 8% from fiscal 2003 to 2004 due primarily to the increase in average margin balances of $40 million. The increase in net interest revenue generated from securities lending activities of 9% is due to increases in the average balances of $800 million. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business.

Interest revenue from customer margin balances and interest expense from customer funds on deposit decreased due to lower interest rates and reduced balances in fiscal 2003 over fiscal 2002. Interest revenue on assets segregated for regulatory purposes also decreased due to lower interest rates. The average rate earned on these assets was 1.3% in fiscal 2003 versus 2.2% in fiscal 2002. Net interest revenue generated from securities lending activities increased slightly from fiscal 2002 to fiscal 2003 due to increased balances.

Banking Group. Net interest revenue generated by the Bank accounted for approximately 15% of consolidated net revenues in 2004 and 2003 and 9% in 2002. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2004, 2003 and 2002 (dollars in thousands):

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Assets:
Interest-earning assets:
Real estate – mortgage	$142,444	$8,584	6.0%	$188,880	$12,794	6.8%	$150,775	$11,937	7.9%
Real estate – construction	99,574	6,379	6.4%	110,477	7,100	6.4%	121,019	8,897	7.4%
Commercial	178,756	12,186	6.8%	139,186	10,942	7.9%	115,734	10,632	9.2%
Individual	55,549	13,165	23.7%	37,468	10,191	27.2%	33,093	7,835	23.7%
Land	38,913	2,299	5.9%	41,234	2,562	6.2%	38,406	2,744	7.1%
Investments	106,928	1,063	1.0%	60,452	828	1.4%	10,177	318	3.1%

	$622,164	43,676	7.0%	577,697	44,417	7.7%	469,204	42,363	9.0%
Noninterest earning assets:
Cash and due from banks	25,311			9,809			2,402
Other assets	9,604			12,798			13,895

	$657,079			$600,304			$485,501

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$150,251	4,426	2.9%	$251,877	7,971	3.2%	$271,124	13,462	5.0%
Money market accounts	16,855	131	0.8%	15,226	194	1.3%	15,442	340	2.2%
Interest-bearing demand accounts	196,492	912	0.5%	165,869	1,377	0.8%	10,639	164	1.5%
Savings accounts	167,017	738	0.4%	1,188	11	0.9%	750	10	1.3%
FHLB advances	24,741	1,178	4.8%	81,218	2,187	2.7%	115,417	3,441	3.0%
Notes payable	12,557	731	5.8%	5,307	278	5.2%	1,857	100	5.4%

	567,913	8,116	1.4%	520,685	12,018	2.3%	415,229	17,517	4.2%
Noninterest bearing liabilities:
Non interest-bearing demand accounts	25,295			23,565			18,217
Other liabilities	7,564			7,126			7,946

	600,772			551,376			441,392
Stockholder’s equity	56,307			48,928			44,109

	$657,079			$600,304			$485,501

Net interest income		$35,560			$32,399			$24,846

Net yield on interest-earning assets			5.7%			5.6%			5.3%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank. Additionally, in January of 2003, the Bank began offering an FDIC insured deposit product to our brokerage customers. As of June 25, 2004, $340 million of brokerage customers’ funds were on deposit at the Bank. Rates paid on these deposits are generally less than the rates on Federal Home Loan Bank (“FHLB”) advances and certificates of deposit, allowing the Bank to earn an increased interest spread.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	2003 to 2004				2002 to 2003
	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix
Interest income:

Real estate – mortgage	$(4,210)	$(3,145)	$(1,412)	$347	$857	$3,016	$(1,723)	$(436)
Real estate – construction	(721)	(701)	(22)	2	(1,797)	(775)	(1,120)	98
Commercial	1,244	3,110	(1,453)	(413)	310	2,155	(1,534)	(311)
Individual	2,974	4,918	(1,311)	(633)	2,356	1,036	1,166	154
Land	(263)	(144)	(126)	7	(182)	202	(358)	(26)
Investments	235	419	(353)	169	510	895	(85)	(300)

	(741)	4,457	(4,677)	(521)	2,054	6,529	(3,654)	(821)

Interest expense:

Certificates of deposit	(3,545)	(3,216)	(552)	223	(5,491)	(956)	(4,882)	347
Money market accounts	(63)	21	(76)	(8)	(146)	(5)	(143)	2
Interest-bearing demand accounts	(465)	254	(607)	(112)	1,213	2,397	(76)	(1,108)
Savings accounts	727	1,488	(6)	(755)	1	6	(3)	(2)
FHLB advances	(1,009)	(797)	(538)	326	(1,254)	(809)	(660)	215
Notes payable	453	379	31	43	178	187	(3)	(6)

	(3,902)	(1,871)	(1,748)	(283)	(5,499)	820	(5,767)	(552)

Net interest income	$3,161	$6,328	$(2,929)	$(238)	$7,553	$5,709	$2,113	$(269)

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reason for the increase from fiscal 2003 to fiscal 2004 is the increase in corporate finance fees of $3.3 million and managed account fees of $1.1 million. The increase was offset by declines in municipal underwriting and advisory fees of $1.1 million and money market fees of $1.1 million. The money market fees declined as a result of our introduction of the Bank Insured Fund to our customers. As our customers have transferred assets to the higher earning Bank Insured Fund, we no longer receive fees for servicing the third party money market products.

The Westwood Group was spun-off to our stockholders on June 28, 2002. The Westwood Group generated advisory fee revenues in fiscal 2002 totaling $19.7 million. Investment banking, advisory and administrative fees for fiscal 2003 increased $3.1 million over the prior fiscal year after accounting for Westwood Group revenues. The primary reason for the increase in fiscal 2003 fees over the prior year is increased revenue in municipal finance underwriting and advisory deals.

Average assets under management by the Asset Management Group were $959 million in 2004 and $1,166 million in 2003, and excluding the Westwood Group, were $1,135 million in 2002. The Westwood Group’s assets under management for fiscal 2002 were $3,952 million.

Net Gains on Principal Transactions. The decrease in net gains on principal transactions of $555,000 from fiscal 2003 to 2004 was due to a $1.2 million decrease in fixed income trading profits and an offsetting $940,000 increase in equity trading profits. At June 25, 2004, we made a market in 2,630 common stocks of which 499 were exchange-listed securities.

For the fiscal year ended June 28, 2002, net gains on principal transactions include $24.3 million of gains realized on the sale of Knight common stock. Net gains on principal transactions excluding gains from the sale of the Knight shares were $17.3 million for the fiscal year ended June 28, 2002.

Net gains on principal transactions in fiscal 2003 were up $1.3 million after adjusting to exclude the gains on Knight stock. The increase was due to the strong performances of fixed income trading in fiscal 2003 versus 2002. At June 27, 2003, we made a market in 1,100 common stocks of which 658 were exchange-listed securities.

Other Income. Other income decreased $4.2 million from fiscal 2003 to 2004. This decrease is due to the $4.2 million gain recorded in fiscal 2003 for the sale of Mydiscountbroker accounts. Additionally, a $3.0 million decrease in other income is due to losses on corporate investments and charges related to the fluctuation in market value of assets held in our deferred compensation plan. These decreases were offset by a gain on the sale of Archipelago stock of $900,000; gain on the additional USHS stock received of $1.1 million and a gain on the sale of $11.6 million in loans by FSB Financial of $1 million.

Other income increased in fiscal 2003 from fiscal 2002 primarily due to the $4.2 million gain realized on the sale of Mydiscountbroker accounts recorded in fiscal 2003.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense on our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The commission portion is variable in nature based on the level of operating revenues, earnings and the number of registered representatives employed.

From fiscal 2003 to 2004, commissions and other employee compensation increased $12.5 million. The increase was primarily due to commissions paid of $9.9 million and additional incentive compensation of $2.7 million. The commission increase was due to commissions paid to revenue-producing employees generating higher levels of commission revenue. The increase in commissions expense was approximately 64% of the increase in commission, investment banking and trading revenues. The increase in incentive compensation was due to the overall increase in pre-tax income and increased profits at the branch levels. The number of full-time employees decreased to 927 at June 25, 2004 from 941 at June 27, 2003.

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

Occupancy, Equipment and Computer Service Costs. The decrease in occupancy, equipment and computer services from fiscal 2003 to 2004 is due primarily to a decrease in equipment rental costs. After the completion of the conversion of our brokerage operating system, we had reduced need for technology equipment. Additionally, as existing technology leases expired, we began purchasing equipment rather than leasing, which reduced the overall cost of ownership to us. Lastly, in fiscal 2003, we incurred approximately $1,219,000 in occupancy and equipment costs for Mydiscountbroker and SWS Technologies that did not occur in the current fiscal period.

The decrease in occupancy, equipment and computer services from fiscal 2002 to 2003 is primarily due to the conversion of business received from the SIPC liquidation in October 2001. The conversion of this business to our internal brokerage system reduced occupancy and equipment expenses by $6.4 million in fiscal 2003. Additional contributors to the decline include a decrease in equipment lease expense due to the completion of the conversion to our new operating system, CSS, in the first quarter of fiscal 2003, as well as reduced rent and depreciation charges from the consolidation of offices which occurred in the fourth quarter of fiscal 2002. Lastly, there was a $1.3 million decrease as a result of the spin-off of Westwood.

Communications. Communications expense decreased from fiscal 2003 to fiscal 2004 due primarily to a decrease in quote and telephone expense as several contracts were renewed at reduced rates.

Communications expense decreased from fiscal 2002 to 2003 due to a reduction in quote expense as well as the conversion of the SIPC liquidation accounts as discussed above.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges change in relation to the transactions processed in our clearing business. Floor brokerage expenses were down 20% from fiscal 2002 to 2003. These charges are impacted by the volume of transactions cleared, which declined over 44% in fiscal 2003.

General securities transactions processed in fiscal years 2004, 2003 and 2002 were 1,240,039, 813,656 and 1,435,030, respectively.

Advertising and Promotional. Advertising and promotional expense decreased in fiscal 2003 over the prior year as a result of eliminating the Mydiscountbroker ad campaign at the end of the second quarter of fiscal 2002. This campaign was funded through the sale of Knight stock. See “—Events and Transactions-SFAS No. 133 and Sales of Knight Stock.”

Other Expense. The increase in other expense of $10.7 million from fiscal 2003 to 2004, excluding the $3.4 million charge for fraudulent loans at the Bank in the first quarter of fiscal 2003, was primarily due to the $10 million reserve related to the SEC/NYSE mutual fund inquiry as well as an increase in the loan loss provision at the Bank of $1.4 million and increased losses on equity investments, primarily CSS, of $1.7 million. These increases were offset by a $2.2 million decrease in professional services charges. (See Note 21 to the Consolidated Financial Statements contained in this Report.)

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

Income Tax Expense (Benefit). Income tax expense (effective rate 59.8% for the year ended June 25, 2004) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income (loss) before income taxes and minority interest in consolidated subsidiaries. The effective rate was higher than the statutory rate because of permanently excluded items, primarily the $8 million provision for the contingent liability discussed in Note 21 to the Consolidated Financial Statements contained in this Report. See “Legal Proceedings.”

FINANCIAL CONDITION

Loans and Allowance for Probable Loan Losses.

The Bank grants loans to customers primarily within the Dallas-Fort Worth, Texas metropolitan area. The Bank also purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the Dallas-Fort Worth area. Substantially all of the Bank’s loans are collateralized with real estate.

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

Loans receivable at June 30, 2004, 2003, 2002, 2001 and 2000 are summarized as follows (in thousands):

	2004	2003	2002	2001	2000
Real estate – mortgage	$135,307	$231,023	$133,046	$187,967	$102,981
Real estate – construction	140,330	109,968	124,808	126,771	91,672
Commercial	155,290	139,476	120,789	92,855	72,299
Individuals	69,133	47,154	31,249	31,982	22,017
Land	41,980	39,652	38,770	35,399	36,925

	$542,040	$567,273	$448,662	$474,974	$325,894

The following table shows the scheduled maturities of certain loans at June 30, 2004, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$111,176	$18,502	$10,652	$140,330
Commercial	23,156	60,495	71,639	155,290

Total	$134,332	$78,997	$82,291	$295,620

Amount of loans based upon:
Fixed interest rates	$2,985	$12,235	$22,156	$37,376
Floating or adjustable interest rates	131,347	66,762	60,135	258,244

Total	$134,332	$78,997	$82,291	$295,620

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of June 30, 2004, 2003, 2002, 2001 and 2000 are as follows (dollars in thousands):

	2004	2003	2002	2001	2000
Loans accounted for on a non-accrual basis	$4,646	$11,692	$7,423	$4,084	$4,020

Non-performing loans as a percentage of total loans	0.9%	2.1%	1.7%	0.9%	1.2%

Loans past due 90 days or more, not included above	$492	$5,069	$1,314	$608	$860

Troubled debt restructurings	$2,280	$5,746	$4,547	$446	$1,219

Approximately $251,000, $524,000 and $387,000 of gross interest income would have been recorded in fiscal 2004, 2003 and 2002, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans in fiscal 2004, 2003 and 2002 totaled approximately $146,000, $416,000 and $146,000, respectively.

An analysis of the allowance for probable loan losses for the years ended June 30, 2004, 2003, 2002, 2001 and 2000 is as follows (dollars in thousands):

	2004	2003	2002	2001	2000
Balance at beginning of year	$4,421	$4,758	$3,280	$3,699	$3,374
Charge-offs:
Real estate - construction	45	100	—	—	—
Real estate - mortgage	123	—	165	29	208
Commercial	392	2,598	356	65	29
Individuals	2,993	1,321	1,072	2,498	665

	3,553	4,019	1,593	2,592	902
Recoveries:
Real estate - mortgage	—	—	—	1	3
Commercial	212	—	—	1	—
Individuals	123	166	355	415	122

	335	166	355	417	125

Net charge-offs	(3,218)	(3,853)	(1,238)	(2,175)	(777)
Additions charged to operations	3,440	3,516	2,716	1,756	1,102

Balance at end of year	$4,643	$4,421	$4,758	$3,280	$3,699

Ratio of net charge-offs during the period to average loans outstanding during the period	0.6%	0.8%	0.2%	0.6%	0.3%

The allowance for probable loan losses is applicable to the following types of loans as of June 30, 2004, 2003, 2002, 2001, and 2000 (dollars in thousands):

	2004		2003		2002		2001		2000
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,473	28.7%	$1,711	24.7%	$1,890	27.1%	$462	19.6%	$209	22.2%
Real estate - construction	799	25.8	970	19.4	1,109	27.8	837	26.7	829	28.1
Real estate – mortgage & land	1,347	32.7	987	47.5	1,025	38.0	689	47.0	490	42.9
Individuals	1,024	12.8	753	8.4	734	7.1	797	6.7	1,166	6.8
Unallocated	—	—	—	—	—	—	495	—	1,005	—

	$4,643	100.0%	$4,421	100.0%	$4,758	100.0%	$3,280	100.0%	$3,699	100.0%

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal years 2004, 2003 and 2002 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $30,425,000 and $52,556,000 at June 25, 2004 and June 27, 2003, respectively. Prior to January 2003, the Bank funded its loans through short-term borrowings at the FHLB, internally generated deposits and brokered certificates of deposit. In early fiscal 2003, the Bank began offering an FDIC insured interest bearing checking account to our brokerage customers. In January of 2003, Southwest Securities began using this product as one of the primary products in its cash management accounts. Consequently, the Bank now has in excess of $300 million ($340 million at June 25, 2004) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB.

Advances from Federal Home Loan Bank

The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year, generally two to seven days during the 12-month periods ended June 30, 2004, 2003 and 2002 (dollars in thousands):

	2004		2003		2002
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At June 30	$1,586	6.82%	$33,000	1.2%	$147,075	2.1%
Average during year	2,718	1.27%	9,100	1.4%	101,869	2.7%
Maximum month-end balance during year	33,000	—	147,500	—	147,075	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage Group

Our assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs.

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines of up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. There were no borrowings under these arrangements at June 25, 2004.

We also have an irrevocable letter of credit agreement (aggregating $40,000,000 at June 25, 2004) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $64,664,000 at June 25, 2004. We also have unsecured letters of credit agreements aggregating $2,250,000 at June 25, 2004, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At June 25, 2004, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker in the amount of $1,000,000. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At June 25, 2004, the total amount available for borrowings was $16,750,000. There were no amounts outstanding on this line at June 25, 2004.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs for the foreseeable future.

Exchangeable Subordinated Notes. In 1999, we issued $57.5 million of 5% Exchangeable Subordinated Notes (the “Notes”) due June 30, 2004. At maturity, June 30, 2004, the principal of the Notes was paid in shares of the Class A common stock of Knight. The Notes, which are in the form of DARTSSM, were issued in denominations of $56.6875, the closing bid price of Knight on June 10, 1999. At maturity, noteholders were entitled to one share of Knight common stock for each DARTS as the average price for the 20 days immediately preceding the Note’s maturity was equal to or less than the DARTS issue price. At June 25, 2004, SWS had 373,550 DARTS outstanding with a face value of $21.2 million. After adjusting for the impact of SFAS No. 133, the DARTS are recorded at $8.6 million on our consolidated statements of financial condition. Upon maturity, in accordance with the terms of the indenture governing the DARTS, SWS delivered the remaining 373,550 shares of Knight stock in satisfaction of our obligation. Extinguishment of this obligation resulted in a non-cash gain of $23,567,000. $4,835,000 of the gain was on the extinguishment of debt. The remainder of the gain was equal to the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the hedging date. This gain will be reflected in fiscal 2005.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as under contingent obligations, certain guaranteed contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section below. In addition, our broker-dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 23 in the Notes to Consolidated Financial Statements contained in this Report.

Contractual Obligations and Contingent Payments (in thousands):

	Payments Due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$34,990	$—	$1,239	$16,222	$17,529
Capital leases (2)	254	254	—	—	—
Operating leases (3)	29,383	7,842	13,631	6,038	1,872
Equity Investment Commitments	2,943	2,943	—	—	—
Purchase Obligations	289	289	—	—	—
Deferred compensation (4)	1,742	1,575	167	—	—

Total	$69,601	$12,903	$15,037	$22,260	$19,401

(1)	Long-term debt is comprised of Advances from the FHLB with maturities greater than one year.
(2)	We had capital lease obligations of $254,000 at June 25, 2004. These obligations bear interest at a weighted average borrowing rate of 2.51% with principal and interest payable for 26-29 months from the date of financing. The capital leases are secured by computer equipment. Amounts noted include amounts representing interest of $1,000.
(3)	Of the $29.4 million in lease commitments, approximately $6.3 million has been reserved for as impaired.
(4)	We have commitments to our employees for deferred compensation in the amount of $1.7 million that become payable in future years as defined by the plan and determined by participants who have formally requested payment of balance. See Note 19 of the Notes to the Consolidated Financial Statements contained in this Report.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of the broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See Note 18 to the Consolidated Financial Statements contained in this Report.

Banking Group

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “gap” data.

Liquidity is monitored daily to ensure the ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $48 million. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank is subject to capital standards imposed by regulatory bodies, including the OTS and the FDIC. The Bank has historically met all the capital adequacy requirements to which it is subject.

We have created a new bank holding company, SWS Banc Holding, Inc., that could be used to issue trust-preferred securities to facilitate additional capital at the Bank. There is no current plan for the holding company to issue trust-preferred securities.

Bank Borrowings. On February 3, 2004, FSB Financial obtained a line of credit in the amount of $10 million. FSB Financial has borrowed $10 million on this line as of June 25, 2004. The note matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 1%. On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of our management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%.

Cash Flow

Net cash provided by operating activities totaled $148,064,000 and $21,017,000 in fiscal 2004 and 2002 compared to net cash used in operations of $33,917,000 in fiscal 2003. In fiscal 2004, change in loans held for sale, securities sold and not yet purchased and assets segregated for regulatory purposes resulted in a positive cash flow from operations, while the primary uses of cash were the increase in customer receivables as noted by the increase in margin lending activities. In fiscal 2003, net changes in client accounts resulted in a positive cash flow from operations, while the primary uses of cash were net change in broker/dealer and clearing organization accounts and net change in loans held for sale. In fiscal 2002, the net change in client accounts and the net change in loans held for sale resulted in positive cash flow from operations, while the primary use of cash was increased assets segregated for regulatory purposes of $80,636,000.

Net cash used in investing activities was $102,612,000, $22,203,000 and $34,339,000 in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, 2003 and 2002, the Bank’s net increase in its loan portfolio was the primary reason for the change.

Net cash used in financing activities totaled $31,569,000 in fiscal 2004 compared to net cash provided by financing activities of $106,049,000 in fiscal 2003 and $6,875,000 in fiscal 2002. In fiscal 2004, the decrease in bank deposits and advances from the FHLB were the primary reason for the change offset by the $15,000,000 borrowed by FSB Financial to expand its business. In fiscal 2003, a substantial decrease in advances from the FHLB and an increase in bank deposits were the primary reasons for the change. A decrease in bank deposits was the primary driver for the decrease in fiscal 2002.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for the next year.

We restated our cash flow presentation for fiscal 2003 and fiscal 2002. See Note 1(r) to the Consolidated Financial Statements contained in this Report.

Treasury Stock

Periodically, SWS repurchases its common stock under a plan approved by our Board of Directors. A plan to repurchase 1 million shares (336,200 shares remaining) expired in December 2003. Currently, SWS has authorization, which will expire December 31, 2005, to repurchase 500,000 shares. No shares have been repurchased since February 2003.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. 10,813 shares were purchased in fiscal 2004 at a cost of $204,000. 10,568 shares were withdrawn from the plan at a cost of $219,000. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Issuer Purchases of Equity Securities.”

RISK MANAGEMENT

Managing Risk Exposure. We manage risk exposure through the involvement of various levels of management. Position limits in trading and inventory accounts are well established and monitored on an ongoing basis. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap”, by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counter-party risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

Credit Risk. Credit risk arises from the potential nonperformance by counter-parties, customers or debt security issuers. We are exposed to credit risk as a trading counter-party to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure is also associated with customer margin accounts, which are monitored daily. We monitor exposure to individual securities and perform sensitivity analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

Operational Risk. Operational risk refers generally to risk of loss resulting from our operations, including but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process large numbers of transactions. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. We also use periodic self-assessments and internal audit examinations as further reviews of the effectiveness of our controls and procedures in mitigating our operational risk.

Legal Risk. Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct business. We have established procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. We also have established procedures that are designed to ensure that executive management’s policies relating to conduct, ethics and business practices are followed. In connection with our business, we have various procedures addressing significant issues such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, granting credit, collection activities, money laundering, privacy and record keeping.

Market Risk. Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, equity prices, and changes in credit ratings of the issuer. Our exposure to market risk is directly related to our role as a financial intermediary in customer-related transactions and to our proprietary trading activities.

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

In accordance with the SEC’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased, which are in our trading portfolio, as well as marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$89	$2,842	$1,646	$23,818	$28,395
U.S. Government and Government agency obligations	4,342	11,405	(307)	660	16,100
Corporate obligations	(331)	(18,184)	7,430	(825)	(11,910)

Total debt securities	4,100	(3,937)	8,769	23,653	32,585
Corporate equity	—	—	—	9,502	9,502
Other	10,064	—	—	—	10,064

	$14,164	$(3,937)	$8,769	$33,155	$52,151

Weighted average yield
Municipal obligations	3.12%	3.00%	2.32%	4.90%	4.13%
U.S. Government and Government agency obligations	3.03%	3.11%	3.19%	5.50%	3.25%
Corporate obligations	2.50%	4.08%	4.34%	5.81%	4.29%

Available-for-sale securities, at fair Value
Marketable equity securities	$—	$—	$—	$7,038	$7,038

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

Contingencies

Accounting for contingencies requires the use of judgment and estimates in assessing the magnitude of the exposure and the likely outcome of the situation. In many cases, the outcome will be determined by third parties, which may include governmental or judicial bodies. The provisions made in our consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and, when warranted, in consultation with outside legal counsel. Management evaluates and revises its estimates on a quarterly basis. Adverse legal or arbitration judgments, inability to collect receivables, sudden declines in the market value of securities held in margin accounts or other actions could result in material changes to the estimates recorded in these financial statements. Resolution of these matters in amounts different from what has been accrued in the consolidated financial statements could materially impact our financial position and results of operations.

Securities and Investments

We trade debt instruments (including corporate, government and municipal bonds), mortgage-backed securities and marketable equity securities and record these securities at fair value. The fair value of these securities is determined by obtaining quoted market prices when available. In certain instances, quoted market prices are unavailable. We make judgments as to the value of these securities based on quotes from other dealers, interest coupon, maturity, credit quality and liquidity of these securities. Should market conditions or individual credit quality change, management’s estimate could be materially impacted.

We also hold strategic investments in several privately held companies that are recorded at cost or on the equity method of accounting on our consolidated statements of financial condition. Generally accepted accounting principles require that these holdings be evaluated for declines in market value below cost that may be other than temporary. Determination of the market value for these privately held companies requires the use of judgment. General market conditions, as well as company-specific events, could indicate a decline in value. Our consolidated financial statements could be materially impacted should a write-down from cost be necessitated. See “-Results of Operations-Events and Transactions-Investment in Comprehensive Software Systems, Ltd.”

Long-Lived Assets and Goodwill

Our long-lived assets are subject to impairment testing if specific events warrant the review. Our goodwill is subject to at least annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units. Judgment is required in assessing the effects of external factors, including market conditions and projecting future operating results. These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact our consolidated financial statements. If actual external conditions and future operating results differ from management’s judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate fair value. See “-Results of Operations-Events and Transactions-Impairment of Long-Lived Assets” and “-Results of Operations-Events and Transactions-Investment in Comprehensive Software Systems, Ltd.”

Allowance for Probable Loan Losses

We provide an allowance for probable loan losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Should actual losses differ from management’s estimates, our consolidated financial statements could be materially impacted.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking in consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Stock Options

We have two stock option plans, SWS Group, Inc. Stock Option Plan and SWS Group, Inc. 1997 Stock Option Plan, (the “Plans”). We account for our Plans under the recognition measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no stock-based employee compensation cost is reflected in net income. However, we disclose in Note 1(m) to the Notes to the Consolidated Financial Statements contained within this Report, the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. Under SFAS No. 123, the fair value of the stock options is estimated using expected dividend yields of our stock, the expected volatility of the stock, the expected length of time the options remain outstanding, the risk-free interest rates and expected forfeiture rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options. Recently, the Financial Accounting Standards Board has issued for comment a proposal that would mandate expensing the grant date fair value of the stock options under our Plans. As a result, we are in the process of evaluating the impact of the proposed standard on our financial results.

Income Tax Accrual

We operate in multiple taxing jurisdictions, and as a result, accruals for tax contingencies require us to make estimates and judgments with respect to the ultimate tax liability in any given year. Actual results could vary from these estimates. Changes in tax law, new tax rulings, or results of tax audits could cause management’s estimates to change. In our opinion, adequate provisions for income taxes have been made for all years.

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this Report) that

•	predict or forecast future events;

•	depend on future events for their accuracy;

•	embody projections or assumptions; or

•	otherwise contain “forward-looking information.”

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

Additionally, factors which may cause actual results to differ materially from forward-looking statements include the ultimate resolution of the SEC/NYSE mutual fund inquiry, those factors discussed in this Report in the sections entitled “Business,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those discussed in our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.”

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share amounts)

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2004
Revenues	$63,770	$72,018	$69,700	$67,861
Income (loss) before income taxes and minority interest in consolidated subsidiaries	2,110	6,763	3,586	(3,167)
Net income (loss)	1,283	4,256	1,481	(4,310)
Comprehensive income (loss)	2,176	4,615	1,447	(5,368)
Earnings per share – basic
Net income (loss)	$0.08	$0.25	$0.09	$(0.25)
Earnings per share – diluted
Net income (loss)	$0.07	$0.25	$0.09	$(0.25)
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$22.51	$22.20	$19.29	$17.98
Low	$18.30	$17.44	$16.26	$14.05

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2003
Revenues	$65,789	$66,356	$59,261	$72,075
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(232)	1,290	(715)	4,672
Income (loss) before extraordinary item	(301)	849	(710)	2,594
Net income (loss)	(310)	849	(710)	3,039
Comprehensive loss	(690)	1,159	(655)	4,255
Earnings per share – basic
Income (loss) before extraordinary item	$(0.02)	$0.05	$(0.04)	$0.15
Net income (loss)	$(0.02)	$0.05	$(0.04)	$0.18
Earnings per share – diluted
Income (loss) before extraordinary item	$(0.02)	$0.05	$(0.04)	$0.15
Net income (loss)	$(0.02)	$0.05	$(0.04)	$0.18
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$16.80	$15.10	$17.20	$21.60
Low	$9.78	$10.02	$11.88	$13.78

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

CONTROLS AND PROCEDURES

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the

Securities Exchange Act of 1934) as of June 25, 2004. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of June 25, 2004, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 25, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see “Business-Executive Officers of the Registrant.” The information under the heading “Proposal One - Election of Directors” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

For information on the Board of Directors’ determination of the financial expert on the Audit Committee and the name and independence of such expert, see “Financial Expert” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a (6) within 120 days after our fiscal year end which is incorporated herein by reference.

We have adopted a corporate Code of Business Conduct and Ethics (the “Code”) that applies to all directors and employees of SWS. This Code is intended to promote honest and ethical conduct; avoidance of conflicts of interest; full, fair, accurate, timely, and understandable disclosure in the reports and documents that the Company files with, or submits to, the SEC, and in all other public communications made by SWS; compliance with all governmental laws, rules, and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. The Code is a product of SWS’ commitment to honesty. The Code is posted on our corporate website at www.swsgroupinc.com. In addition, a copy of the Code may be obtained free of charge, upon written request to our corporate Secretary at SWS Group, Inc., 1201 Elm Street, Suite 3500, Dallas, TX 75270. Any amendments to the Code and any waivers that are required to be disclosed by the rules of the SEC and the NYSE, will be posted on our corporate website.

EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information under the heading “Stock Ownership of Principal Owners and Management” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Proposal One - Election of Directors” and under the heading “Interest of Certain Persons in Matters to be Acted Upon” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the subheadings “Fees Paid to Independent Accountants” and “Pre-approval of Independent Accountants Services” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

AND REPORTS ON FORM 8-K

(a)	List of documents filed as a part of this Report:

1.	The financial statements required to be filed with this Report are listed in the index appearing on page F-1 of this report.
2.	The following consolidated financial statement schedules of the Registrant and its subsidiaries, and the Report of Independent Registered Public Accounting Firm thereon, are attached hereto:

Exhibit Number
S-1	Schedule I – Condensed Financial Information of Registrant

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 14(d):

Exhibit Number
2.1	Agreement and Plan of Reorganization dated as of August 10, 1999 between the Registrant and ASBI Holdings, Inc. incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

3.1*	Restated Certificate of Incorporation of the Registrant

3.2*	Restated By-laws of the Registrant

10.1+	Deferred Compensation Plan incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

10.2+	Employee Stock Purchase Plan incorporated by reference to Exhibit 10 to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)

10.3+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996

10.4+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996

10.5+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.6+	Stock Purchase Plan (Restated) incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999

10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003

10.8+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed October 9, 2003

10.9+	Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.10+	Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.11+	SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.12+	SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.13+	SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K:

SWS filed the following Current Reports on Form 8-K during the three-month period ended June 25, 2004:

Date Filed	Description
April 1, 2004	Reported under Item 9. Regulation FD Disclosure. Mutual Fund Inquiry by the SEC.

April 22, 2004	Reported under Item 12. Results of Operations and Financial Condition. SWS’ financial results for the quarter ended March 26, 2004. Press release attached thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

September 8, 2004	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 8, 2004	/S/ Don A. Buchholz
(Date)	(Signature)
Don A. Buchholz
Chairman of the Board

September 8, 2004	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director and Chief Executive Officer
(Principal Executive Officer)

September 8, 2004	/S/ Kenneth R. Hanks
(Date)	(Signature)
Kenneth R. Hanks
Chief Financial Officer
(Principal Financial Officer)

September 8, 2004	/S/ Stacy Hodges
(Date)	(Signature)
Stacy Hodges
Principal Accounting Officer
(Principal Accounting Officer)

September 8, 2004	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb Director

September 8, 2004	/S/ J. Jan Collmer
(Date)	(Signature)
J. Jan Collmer
Director

September 8, 2004	/S/ Ronald W. Haddock
(Date)	(Signature)
Ronald W. Haddock
Director

September 8, 2004	/S/ R. Jan LeCroy
(Date)	(Signature)
R. Jan LeCroy
Director

September 8, 2004	/S/ Frederick R. Meyer
(Date)	(Signature)
Frederick R. Meyer
Director

September 8, 2004	/S/ Jon L. Mosle, Jr.
(Date)	(Signature)
Jon L. Mosle, Jr.
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 25, 2004 and June 27, 2003

(in thousands, except par values and share amounts)

	2004	2003
Assets
Cash	$88,589	$74,706
Assets segregated for regulatory purposes	367,070	441,184
Marketable equity securities available for sale	7,038	5,599
Receivable from brokers, dealers and clearing organizations	3,107,287	2,488,008
Receivable from clients, net	421,799	297,238
Loans held for sale, net	79,083	201,265
Loans, net	462,957	366,008
Securities owned, at market value	141,108	122,693
Goodwill, net	8,183	7,558
Other assets	59,536	87,825

	$4,742,650	$4,092,084

Liabilities and Stockholders’ Equity
Payable to brokers, dealers and clearing organizations	$3,050,748	$2,405,427
Payable to clients	691,456	705,474
Deposits	501,094	528,515
Securities sold, not yet purchased, at market value	88,957	40,620
Drafts payable	32,212	29,331
Advances from Federal Home Loan Bank	36,576	49,885
Other liabilities	82,968	73,953
Exchangeable subordinated notes	8,604	7,284

	4,492,615	3,840,489

Minority interest in consolidated subsidiaries	2,396	1,822

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, Issued 17,817,444 and outstanding 17,109,925 shares in 2004; issued 17,707,998 and outstanding 16,957,287 shares in 2003	1,781	1,770
Additional paid-in capital	245,391	243,683
Retained earnings (accumulated deficit)	(2,718)	1,217
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $6,910 in 2004 and $6,824 in 2003	12,833	12,673
Deferred compensation, net	834	1,549
Treasury stock (707,519 shares in 2004 and 750,711 shares in 2003, at cost)	(10,482)	(11,119)

Total stockholders’ equity	247,639	249,773
Commitments and contingencies

	$4,742,650	$4,092,084

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

Years ended June 25, 2004, June 27, 2003 and June 28, 2002

(in thousands, except share and per share amounts)

	2004	2003	2002
Net revenues from clearing operations	$19,253	$19,267	$31,056
Commissions	96,838	83,591	75,334
Interest	95,871	97,304	125,119
Investment banking, advisory and administrative fees	28,384	25,589	42,215
Net gains on principal transactions (including net gains on the sale of Knight Trading Group, Inc. (“Knight”) common stock of $24,251 in 2002)	17,960	18,515	41,540
Other	15,043	19,215	16,886

	273,349	263,481	332,150

Commissions and other employee compensation	141,163	128,650	138,525
Interest	33,324	39,885	65,807
Occupancy, equipment and computer service costs	28,443	33,674	53,909
Communications	12,990	15,305	19,539
Floor brokerage and clearing organization charges	6,324	6,416	8,054
Advertising and promotional	3,707	3,708	7,848
Other	38,106	30,828	45,853

	264,057	258,466	339,535

Income (loss) before income tax expense (benefit) and minority interest in consolidated subsidiaries	9,292	5,015	(7,385)
Income tax expense (benefit)	5,555	1,041	(1,352)

Income (loss) before minority interest in consolidated subsidiaries	3,737	3,974	(6,033)
Minority interest in consolidated subsidiaries	(1,027)	(1,551)	(1,151)

Income (loss) before extraordinary item	2,710	2,423	(7,184)
Extraordinary gain, net of tax of $240	—	445	—

Net income (loss)	2,710	2,868	(7,184)
Other comprehensive income (loss):
Holding gain (loss) arising during period, net of tax of $125 in 2004, $583 in 2003, and $570 in 2002	1,027	1,511	(2,084)
Reclassification for hedging activities, net of tax of $467 in 2004; $167 in 2003 and $713 in 2002	(867)	(310)	1,322
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $8,488 in 2002	—	—	(15,763)

Net income (loss) recognized in other comprehensive income (loss)	160	1,201	(16,525)

Comprehensive income (loss)	$2,870	$4,069	$(23,709)

Earnings per share - basic
Income (loss) before extraordinary item	$0.16	$0.14	$(0.42)
Extraordinary item, net of tax	—	0.03	—

Net income (loss)	$0.16	$0.17	$(0.42)

Weighted average shares outstanding – basic	17,068,457	16,950,561	17,215,592

Earnings per share – diluted
Income (loss) before extraordinary item	$0.16	$0.14	$(0.42)
Extraordinary item, net of tax	—	0.03	—

Net income (loss)	$0.16	$0.17	$(0.42)

Weighted average shares outstanding – diluted	17,216,735	16,997,078	17,215,592

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 25, 2004, June 27, 2003 and June 28, 2002

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (accumulated) deficit	Accumulated other comprehensive Income	Deferred compensation net	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at June 29, 2001	17,509,771	$1,751	$252,225	$20,333	$27,997	$1,141	(261,857)	$(4,944)	$298,503
Net income (loss)	—	—	—	(7,184)	—	—	—	—	(7,184)
Unrealized holding loss, net of tax of $570	—	—	—	—	(2,084)	—	—	—	(2,084)
Reclassification for hedging activities, net of tax of $713	—	—	—	—	1,322	—	—	—	1,322
Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $8,488	—	—	—	—	(15,763)	—	—	—	(15,763)
Cash dividends ($0.40 per share)	—	—	—	(6,886)	—	—	—	—	(6,886)
Exercise of stock options	92,550	9	1,974	(353)	—	—	—	—	1,630
Compensation expense on option exercise	—	—	294	—	—	—	—	—	294
Adjustment for fractional shares on stock dividend declared on May 3, 2001	(616)	—	(17)	17	—	—	(146)	—	—
Spin-off of Westwood Holdings Group, Inc, (“Westwood Group”)	—	—	(10,536)	(5,927)	—	—	—	—	(16,463)
Compensation expense on Westwood Group spin-off	—	—	2,741	—	—	—	—	—	2,741
Gain on sale of Westwood Group common stock	—	—	518	—	—	—	—	—	518
Repurchase of treasury stock, at cost	—	—	—	—	—	—	(80,000)	(1,325)	(1,325)
Forfeiture of common stock and amortization of deferred compensation expense for Stock Purchase Plan	—	—	—	—	—	5	(898)	(23)	(18)
Deferred compensation plan, net	—	—	—	—	—	356	(18,234)	(356)	—

Balance at June 28, 2002	17,601,705	1,760	247,199	—	11,472	1,502	(361,135)	(6,648)	255,285
Net income	—	—	—	2,868	—	—	—	—	2,868
Unrealized holding gain, net of tax of $583	—	—	—	—	1,511	—	—	—	1,511
Reclassification of hedging activities, net of tax of $167	—	—	—	—	(310)	—	—	—	(310)
Cash dividends ($0.40 per share)	—	—	(5,702)	(1,067)	—	—	—	—	(6,769)
Exercise of stock options	106,293	10	2,186	(584)	—	—	—	—	1,612
Repurchase of treasury stock, at cost	—	—	—	—	—	—	(364,800)	(4,424)	(4,424)
Deferred compensation plan, net	—	—	—	—	—	47	(24,776)	(47)	—

Balance at June 27, 2003	17,707,998	1,770	243,683	1,217	12,673	1,549	(750,711)	(11,119)	249,773
Net Income	—	—	—	2,710	—	—	—	—	2,710
Unrealized holding gain, net of tax of $125	—	—	—	—	1,027	—	—	—	1,027
Reclassification of hedging activities, net of tax of $467	—	—	—	—	(867)	—	—	—	(867)
Cash dividends ($0.40 per share)	—	—	(949)	(5,882)	—	—	—	—	(6,831)
Exercise of options	109,446	11	2,391	(763)	—	—	—	—	1,639
Deferred compensation plan, net	—	—	—	—	—	(15)	(245)	15	—
Restricted stock plan	—	—	266	—	—	(700)	43,437	622	188

Balance at June 25, 2004	17,817,444	$1,781	$245,391	$(2,718)	$12,833	$834	707,519	$(10,482)	$247,639

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 25, 2004, June 27, 2003 and June 28, 2002

(in thousands)

	2004	2003 Restated (see Note 1(r))	2002 Restated (see Note 1(r))
Cash flows from operating activities:
Net income (loss)	$2,710	$2,868	$(7,184)
Extraordinary item	—	(445)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,282	5,150	9,218
Amortization of discounts on loans purchased	(1,065)	(1,730)	(1,559)
Provision for doubtful accounts	4,437	669	4,109
Provisions for loss on mortgage loans	—	3,423	—
Deferred income tax benefit (expense)	2,674	3,142	2,007
Deferred compensation	938	219	(570)
Gain on sale of fixed assets	—	(104)	—
Gain on sale of Mydiscountbroker.com	—	(4,200)	—
Impairment of leases & fixed assets	—	1,064	2,598
Gain on sale of loans	(1,822)	(957)	(2,215)
(Gain)/loss on sale of real estate	396	(958)	51
Gain on sale of marketable equity securities	—	—	(24,251)
Reclassification from other comprehensive loss under SFAS No. 133	(14)	21	253
Equity in undistributed loss on investments	5,234	1,815	2,931
Write-off of investment in CSS and related goodwill	—	—	4,017
Gain on sale of First Consumer Credit LLC (“First Consumer”)	(1,082)	—	(1,163)
Compensation expense on spin-off of Westwood Group	—	—	3,976
Compensation expense on stock options	—	—	294
Net change in minority interest in consolidated subsidiaries	574	60	(557)
Change in operating assets and liabilities:
Decrease (increase) in assets segregated for regulatory purposes	74,114	1,523	(80,636)
Net change in broker, dealer and clearing organization accounts	26,042	(77,267)	(17,260)
Net change in client accounts	(139,567)	132,217	56,417
Net change in loans held for sale	122,182	(98,141)	50,494
Decrease (increase) in securities owned	(17,621)	(18,120)	29,072
Decrease (increase) in other assets	17,027	(931)	(6,451)
Increase (decrease) in drafts payable	2,880	(5,200)	4,911
Increase (decrease) in securities sold, not yet purchased	48,337	20,963	(8,993)
Increase (decrease) in other liabilities	(4,592)	1,002	1,508

Net cash provided by (used in) operating activities	148,064	(33,917)	21,017

Cash flows from investing activities:
Loan originations and purchases	(516,074)	(291,904)	(304,147)
Loan repayments	409,055	268,409	279,462
Purchase of fixed assets	(6,481)	(4,795)	(6,460)
Proceeds from the sale of fixed assets	10	111	—
Purchase of real estate	(3,877)	—	—
Proceeds from sale of real estate	12,777	7,152	2,329
Proceeds from sale of marketable equity securities	—	—	5,063
Cash paid for O’Connor & Company Securities, Inc., net of cash acquired	(625)	(1,065)	(1,126)
Cash received from sale of First Consumer	—	—	1,050
Cash paid on investments	(4,328)	(3,268)	(5,077)
Proceeds from sale of ownership in investments	452	—	—
Net cash received from purchase of insurance agencies	—	710	—
Cash received on the sale of Mydiscountbroker	—	3,360	—
Cash held by Westwood Group at June 28, 2002	—	—	(3,029)
Investment in Federal Home Loan Bank	6,479	(913)	(2,404)
Net cash used in investing activities	(102,612)	(22,203)	(34,339)

Cash flows from financing activities:
Payments on short-term borrowings	(1,633,200)	(1,721,050)	(1,633,300)
Cash proceeds on short-term borrowings	1,633,200	1,683,450	1,670,900
Payments on capital leases	(994)	(901)	—
Increase (decrease) in deposits	(27,421)	263,145	(70,911)

(continued)

	2004	2003 Restated (see Note 1(r))	2002 Restated (see Note 1(r))
Increase (decrease) in advances from Federal Home Loan Bank	(13,309)	(110,583)	46,991
Cash (Proceeds) payments on notes payable-Bank	15,475	1,775	(100)
Payment of cash dividends on common stock – Parent	(6,831)	(6,769)	(6,886)
Proceeds from exercise of stock options	1,511	1,406	1,506
Proceeds (payments) related to Deferred Compensation Plan	(15)	304	356
Purchase of treasury stock	15	(4,728)	(1,681)

Net cash (used in) provided by financing activities	(31,569)	106,049	6,875

Net increase (decrease) in cash	13,883	49,929	(6,447)
Cash at beginning of year	74,706	24,777	31,224

Cash at end of year	$88,589	$74,706	$24,777

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$33,863	$40,674	$69,981

Taxes	$7,350	$—	$4,011

Supplemental schedule of non-cash investing and financing activities:
Write-off of correspondent margin loan	$—	$1,924	$—

Purchase of property through capital leases	$—	$1,847	$323

Purchase of Insurance Agency	$—	$445	$—

Granting of restricted stock	$909	$—	$—

Removal from escrow of marketable equity securities	$1,082	$—	$—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”):

Brokerage Group
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
May Financial Corporation	“May Financial”
Mydiscountbroker.com, Inc.	“Mydiscountbroker”
Southwest Clearing Corp.	“Southwest Clearing”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
SWS Banc Holding, Inc.	“SWS Banc”
Southwest Securities Bank*	“Bank”
FSBF, LLC (75%)	“FSBF”
FSB Financial, LTD (73.5%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
SWS Technologies Corporation	“SWS Technologies”
Southwest Financial Insurance Agency, Inc.	“SWS Insurance”
Southwest Insurance Agency, Inc.	“
Southwest Insurance Agency of Alabama, Inc.	“

*	On June 1, 2004, First Savings Bank, FSB changed its name to Southwest Securities Bank

Brokerage Group. Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer, and SWS Financial and May Financial are National Association of Securities Dealers (“NASD”) member broker/dealers and each are registered under the Securities Exchange Act of 1934 (“1934 Act”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (“SEC”) as registered investment advisors.

SWS filed broker/dealer withdrawals with the NASD for Mydiscountbroker and Southwest Clearing on December 4, 2003. The effective date of the Mydiscountbroker withdrawal was December 2, 2003 and the effective date of the Southwest Clearing withdrawal was December 1, 2003.

In a cash transaction in August 2001, SWS acquired O’Connor & Company Securities, Inc. (“O’Connor”) which had assets totaling $1.2 million. SWS recorded approximately $744,000 in goodwill on the transaction. The operations of O’Connor, which engaged in the origination, sale and trading of taxable and tax-exempt municipal bonds, were merged into Southwest Securities, and O’Connor ceased operation as a separate broker/dealer in the third quarter of fiscal 2002. Additionally, contingent consideration based upon future operating performance will be calculated on an annual basis extending through July 2005 in accordance with the acquisition agreement. The maximum additional earn-out consideration per the acquisition agreement is $2,500,000. As of June 25, 2004, goodwill of $2,673,000 was recorded related to this transaction, $1,875,000 of which related to the $2,500,000 earn-out consideration.

On October 2, 2001, a bankruptcy court awarded Southwest Securities the accounts of a Midwest NASD broker/dealer. The Securities Investor Protection Corporation (“SIPC”) assumed responsibility for the accounts when the Midwest broker/dealer reported that it was in violation of minimum capital requirements and its accounts were transferred to SWS Group’s wholly owned subsidiary, Southwest Clearing, in October 2001. In April 2002, all remaining customer accounts were transferred to Southwest Securities from Southwest Clearing. Southwest Clearing was dissolved in July 2004.

On April 22, 2003, SWS Group, Inc. and Mydiscountbroker signed a definitive agreement to sell the accounts of Mydisountbroker to Ameritrade, Inc. and Ameritrade Canada, Inc., subsidiaries of Ameritrade Holding Corporation (“Ameritrade”). The purchase price was based on the actual accounts transferred at closing, which was completed on June 13, 2003. Mydisountbroker had approximately 16,500 accounts. The sales price was $4,200,000, for an after-tax gain to SWS of $2,730,000. Mydiscountbroker was dissolved in July 2004.

Asset Management Group. On December 12, 2001, the Westwood Group was formed by SWS to be a holding company for two of the businesses that substantially comprised the asset management segment of SWS. Prior to December 14, 2001, the Westwood Group had no assets or operations. On December 14, 2001, SWS contributed all of the issued and outstanding common stock of two wholly owned subsidiaries, Westwood Management and Westwood Trust to the Westwood Group and announced its intention to spin-off the Westwood Group to SWS’ stockholders. For financial statement purposes, the Westwood Group accounted for the contribution of Westwood Management and Westwood Trust to the Westwood Group as a reorganization of entities under common control at historical cost.

Also on December 14, 2001, SWS sold 1,065 shares of the Westwood Group’s common stock, constituting 19.8% of the Westwood Group’s outstanding common stock, to five of the Westwood Group’s executive officers for a cash consideration of $4,093,000, a price premised upon an understanding reached in October 2001 that SWS would sell the shares of Westwood Group common stock based on their value at September 30, 2001, after applying appropriate valuation discounts. The shares sold to management were not distributed in the spin-off. SWS recorded the difference between the book value of the minority interest we sold and the purchase price as an increase of $518,000 to additional paid-in capital.

The Westwood Group loaned the executive officers $4,093,000 on a full-recourse basis, evidenced by notes secured by the stock, payable in nine years bearing interest at 3.93%. Because the notes are receivable in connection with the sale of the Westwood Group’s common stock, they were recorded as an offset to stockholders’ equity at their fair value of $3,536,000. The difference between the face amount of the notes and their fair value is due to the difference between the stated interest rate and an estimated market interest rate of 6.0%. The notes receivable were distributed to stockholders as a part of the spin-off transaction and, accordingly, were not included in the consolidated statements of stockholders’ equity.

The difference between the fair value for financial reporting purposes of the stock on December 14, 2001, $7,512,000 and the cash consideration paid to SWS of $4,093,000, is an expense incurred by SWS for the Westwood Group and is reflected as an equity-based compensation expense with the offset as a contribution to the Westwood Group’s additional paid-in capital. On a consolidated basis, 80.18% of this charge, or $2,741,000, is reflected in SWS’ stockholders’ equity as additional paid-in capital.

The purchase price paid for the stock by the executives and the fair value of the stock for financial reporting purposes on December 14, 2001, differed due to changes in assets under management and the common stock prices of comparable public companies between September 30, 2001 and December 14, 2001. In addition, the purchase price was net of a 35% discount for lack of marketability. For financial accounting purposes, no discount for lack of marketability was recorded.

In February 2002, Westwood filed its registration statement on Form 10 with the SEC. In June 2002, the SEC declared Westwood’s registration statement effective. The record date for the spin-off was June 17, 2002, with a distribution date of June 28, 2002. One share of Westwood stock was distributed to SWS’ stockholders for every four shares of SWS’ stock owned as of the close of business on the record date. Because the spin-off occurred on June 28, 2002, Westwood’s statement of financial condition was not included in the consolidated statement of financial condition as of that date; however, SWS’ share of Westwood’s operations was included in the consolidated statements of income (loss) and comprehensive income (loss) for fiscal 2002. See Note 2.

Asset management services are offered through SWS Capital, which administers the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas. LOGIC is an investment program tailored to the investing needs of local governments within the state of Texas.

Southwest Advisors, although dormant, is a registered investment advisor under the Investment Advisors Act of 1940.

Banking Group. SWS Banc was incorporated in the state of Delaware on October 1, 2003. On March 5, 2004, SWS Banc became a savings and loan holding company through the issuance of 1,000 shares of common stock to the SWS Group for consideration of 300,000 shares of the Bank’s common stock, which represented a 100% equity interest in the Bank.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision. FSB Financial purchases non-prime automobile loans and FSB Development develops single-family residential lots.

The Bank increased its ownership interest in FSBF from 50% to 75% and in FSB Financial from 49% to 73.5% in August 2001, recording goodwill of $1,256,000 on the acquisitions.

In October 2001, the Bank sold its interest in its minority-owned subsidiary First Consumer Credit, LLC (“First Consumer”), receiving $1,050,000 and approximately 366,000 common shares of U.S. Home Systems, Inc. (“USHS”), a company publicly traded on NASDAQ. The shares of USHS were paid to the Parent as a dividend and were recorded at fair market value. A gain of approximately $1,163,000 was recorded on the sale of First Consumer in other income in the accompanying consolidated statements of income (loss) and comprehensive income (loss). Under the terms of the sales agreement, an additional 91,431 shares of USHS stock would be held in escrow provided no material contingencies related to the operations of First Consumer were discovered. During the second quarter of fiscal 2004, SWS received the additional 91,431 shares of the common stock of USHS. The Bank paid the shares to SWS Group in the form of a dividend. The shares were recorded at fair market value resulting in a gain of $1,082,000 (after tax gain of $703,000).

Other Consolidated Entities. In the first quarter of fiscal 2003, SWS sold SWS Technologies’ Internet service provider customer list and accounts receivable to a third party for $75,000. During the fiscal year 2003, SWS completed the transition of these accounts with no additional compensation. SWS Technologies was dissolved in July 2004.

Effective April 28, 2003, Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, Southwest Insurance Agency of Alabama, became consolidated subsidiaries of SWS due to the purchase by SWS of the outstanding stock of Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc. As a result of this transaction and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” SWS recognized an extraordinary gain, net of tax of $445,300. SFAS No. 141 requires that any excess assets acquired over purchase price paid should be recorded as an extraordinary gain as such excess cost can no longer be recorded as negative goodwill. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, hold insurance agency licenses in forty-two states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities, Inc. and its correspondents.

Consolidated Financial Statements. The annual consolidated financial statements of SWS are prepared as of the close of business on the last Friday of June. The Bank’s annual financial statements are prepared as of June 30. Any individually material transactions are reviewed and recorded in the appropriate fiscal year. All significant intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents

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

(c) Securities Transactions

Proprietary securities transactions are recorded on a trade date basis, as if they had settled. Clients’ securities and commodities transactions are reported on a settlement date basis with the related commission income and expenses reported on a trade date basis.

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

(e) Loans Held for Sale

Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis. Discounts are amortized using a method approximating the interest method over the remaining period to contractual maturity. Loans held for sale consist of first mortgage loans and home improvement loans, which have been purchased but not yet sold in the secondary market. Gains and losses on the sale of loans held for sale are determined using the specific identification method. At June 25, 2004, June 27, 2003 and June 28, 2002, the cost of loans held for sale approximated market.

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

Impaired loans (as defined by SFAS No. 114 “Accounting by Creditors for Impairment of a Loan-an amendment of SFAS No. 5 and 15” and as amended by SFAS No. 118 “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures-an amendment of SFAS No. 114”) are accounted for at the net present value of expected future cash flows, discounted at the loan’s effective interest rate, the observable market price of the loan or at the fair value of the collateral if the loan is collateral dependent.

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

(g) Depreciation and Amortization

Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the lease term (up to nine years) using the straight-line method.

Goodwill resulting from acquisitions made prior to June 30, 2001, which represented the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over periods ranging from 10 to 40 years. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The statement also provides specific guidance for impairment testing. SWS performed its annual assessment of the fair value of goodwill during fiscal 2004, and based on the results of the valuation, SWS’ goodwill balance was not impaired.

SWS has two reporting units with goodwill – Southwest Securities and the Bank. Changes in the carrying value of goodwill during the twelve-month period ended June 25, 2004, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 28, 2002	$5,237	$1,256	$6,493
Arising from earn-out provision of completed business combination	1,065	—	1,065

Balance, June 27, 2003	6,302	1,256	7,558

Arising from earn-out provision of completed business combination	625	—	625

Balance, June 25, 2004	$6,927	$1,256	$8,183

Prior to the spin-off of the Westwood Group and the write-off of the Parent’s equity method investment in Comprehensive Software Systems, Ltd. (“CSS”), see Note 9, in the fourth quarter of fiscal 2002, both the Asset Management Group and Other Consolidated Entities reported goodwill. Changes in the carrying amount of goodwill for the fiscal years ended June 28, 2002 by segment and in the aggregate, are summarized in the following table (in thousands):

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

In accordance with SFAS No. 142, SWS ceased amortizing its goodwill at the date of adoption, and recorded no amortization expense in the fiscal year 2004 or 2003. SWS recorded amortization expense of $636,000 for the fiscal year 2002, including $371,000 related to SWS’ equity method investment in CSS. The following table adjusts net income and earnings per share – basic & diluted - to exclude the amortization of goodwill as if SFAS No. 142 had been adopted on June 30, 2001 (in thousands, except per share amounts):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net income (loss), as reported	$2,710	$2,868	$(7,184)
Amortization expense, net of tax	—	—	413

Adjusted net income (loss)	$2,710	$2,868	$(6,771)

Earnings per share – basic
Net income (loss), as reported	$0.16	$0.17	$(0.42)
Amortization expense, net of tax	—	—	0.03

Adjusted net income (loss)	$0.16	$0.17	$(0.39)

Earnings per share – diluted
Net income (loss), as reported	$0.16	$0.17	$(0.42)
Amortization expense, net of tax	—	—	0.03

Adjusted net income (loss)	$0.16	$0.17	$(0.39)

(h) Drafts Payable

In the normal course of business, SWS uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through SWS’ bank and are sent to SWS daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

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

(m) Stock-Based Compensation

SWS accounts for the SWS Group, Inc. Stock Option Plan and the SWS Group, Inc. 1997 Stock Option Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. (in thousands, except per share amounts):

	2004	2003	2002
Net income (loss):
As reported	$2,710	$2,868	$(7,184)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,294)	(1,886)	(1,861)

Pro forma	$1,416	$982	$(9,045)

	2004	2003	2002
Earnings per share - basic:
As reported	$0.16	$0.17	$(0.42)

Pro forma	$0.8	$0.06	$(0.53)

Earnings per share - diluted:
As reported	$0.16	$0.17	$(0.42)

Pro forma	$0.8	$0.06	$(0.53)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002:

	2004	2003	2002
Expected volatility	64%	52%	51%
Risk-free interest rate	3.23%	3.15%	4.16%
Expected dividend yield	2.66%	2.57%	2.57%
Expected life	5 Years	5 years	5 years

(n) Treasury Stock

In fiscal 2003, SWS repurchased 364,800 shares at a cost of $4,425,000 or $12.13 per share, under a plan to repurchase up to 1,000,000 shares of SWS common stock, authorized by its Board of Directors on November 1, 2000. In February 2003, the Board of Directors of SWS approved the repurchase of up to 500,000 additional SWS shares of common stock. The initial 1,000,000 share repurchase plan expired in December 2003. Currently, SWS has 500,000 shares authorized for repurchase for which authorization expires December 31, 2005. No shares have been repurchased since February 2003. Treasury stock is also repurchased periodically under SWS’ Deferred Compensation Plan (Note 19).

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

(p) Fair Value of Financial Instruments

Substantially all of SWS’ brokerage assets and liabilities are carried at market value or at amounts, which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale and loans receivable was $542,718,000 at June 25, 2004 and $574,659,000 at June 27, 2003.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of deposits was $501,094,000 at June 25, 2004 and $528,515,000 at June 27, 2003. The fair value of advances to FHLB was $37,949,000 at June 25, 2004 and $54,066,000 at June 27, 2003.

The 5% Exchangeable Subordinated Notes (“Notes”) are recorded at their fair value on the consolidated statements of financial condition in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The fair value of the Notes was determined by prices quoted in the open market by a third party capital markets firm and considers the valuation changes associated with the derivatives identified with such notes (Note 17).

(q) Accounting Pronouncements

The Financial Accounting Standards Board has recently issued the following SFAS and Financial Interpretation (“FIN”), which are applicable to SWS:

Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Financial Accounting Standards Board issued FIN No. 46 on January 17, 2003. In December 2003, the Financial Accounting Standards Board issued a revision to FIN No. 46, FIN No. 46R. Based on a review of its investments and FIN No. 46R, SWS determined that it has one Variable Interest Entity, as defined by FIN No. 46R, that should be consolidated. This entity is consolidated at the Bank level through FSB Development. FSB Development has a limited partnership interest of $1.0 million in a land development limited partnership. The Bank has also loaned this limited partnership $2.5 million with an interest rate of prime plus 1% payable on December 17, 2005 to allow the limited partnership to purchase the land and finance the second phase of the development. As of June 25, 2004, the Bank consolidated $3.9 million in assets and $3,000 in net losses for this investment.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In June 2003, the Financial Accounting Standards Board issued SFAS No. 150. This statement establishes standards for how SWS should classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement applies to SWS’ minority interest in the Bank’s subsidiaries. On November 5, 2003, the Financial Accounting Standards Board deferred, indefinitely, the implementation of SFAS No. 150 as it pertains to minority interest. SWS’ fair value of the minority interest in the Bank’s subsidiaries is approximately equivalent to book value. Thus, the amount that would be paid if the Bank’s subsidiaries terminated and settled their operations at June 25, 2004 would be $2.3 million.

(r) Restatement of Cash Flow Statement

The Company has restated its Statement of Cash Flows for fiscal 2003 and 2002 to appropriately reflect the gross cash receipts and disbursements for certain loans, real estate sales and notes payable related to certain banking transactions. The changes resulted in increased use of cash from operations of $10.7 million in fiscal 2003 and a decrease in the cash provided by operations of $3.6 million in fiscal 2002. Cash flow used in investing activities decreased $8.9 million and $3.7 million, respectively for fiscal 2003 and 2002. Cash flow from financing activities was increased by $1.8 million and decreased by $100,000 in fiscal 2003 and 2002, respectively.

The effect of the revised presentation of cash flows from operating activities, cash flows from investing activities and cash flows from financing activities are presented below:

	Fiscal 2003		Fiscal 2002
	Restated Amount	Previously Reported	Restated Amount	Previously Reported
Cash flow from operating activities	$(33,917)	$(23,216)	$21,017	$24,616
Cash flow from investing activities	(22,203)	(31,129)	(34,339)	(38,038)
Cash flow from financing activities	106,049	104,274	6,875	6,975

Net changes in cash	$49,929	$49,929	$(6,447)	$(6,447)

2. SPIN-OFF OF WESTWOOD GROUP

On June 28, 2002, SWS completed the spin-off of the Westwood Group. See Note 1. Summarized financial information of the Westwood Group is as follows (in thousands):

2002
Revenues	$20,575
Operating expenses	17,275

3,300
Income taxes	2,652

Net income	$648

Total assets	$20,976

Total liabilities	$4,011

Shareholders’ equity	$16,965

Immediately prior to the spin-off on June 28, 2002, SWS had minority interest of $502,000 and equity in earnings of $16,463,000 related to the Westwood Group recorded in the consolidated statements of financial condition.

3. ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 25, 2004, SWS had U.S. Treasury securities with a market value of approximately $95,439,000, reverse repurchase agreements of approximately $99,026,000 and related cash and accrued interest of approximately $172,605,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $100,555,000. SWS had no positions in reverse repurchase agreements in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 25, 2004.

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

4. MARKETABLE EQUITY SECURITIES

SWS’ shares of Knight Trading Group, Inc. (“Knight”) and USHS common stock are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at June 25, 2004 and June 27, 2003 (dollars in thousands):

	Shares Held	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 25, 2004
Knight	373,550	$48	3,721	—	$3,769
USHS	457,154	2,018	1,251	—	3,269

Marketable equity securities		$2,066	4,972	—	$7,038

June 27, 2003
Knight	373,550	$48	2,388	—	$2,436
USHS	365,723	936	2,227	—	3,163

Marketable equity securities		$984	4,615	—	$5,599

The “specific identification” method is used to determine the cost of marketable securities sold. All of the Knight shares held were hedged by the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSSM (or “Derivative Adjustable Ratio SecuritiesSM”) and subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended. The DARTS matured on June 30, 2004, fiscal 2005. To satisfy the obligation at maturity, SWS delivered its remaining shares of Knight stock to the DART holders. See Notes 17 and 25.

There were no sales of Knight stock during the fiscal years ended June 25, 2004 and June 27, 2003.

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

5. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 25, 2004 and June 27, 2003, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2004	2003
Receivable:
Securities failed to deliver	$25,214	$55,337
Securities borrowed	3,053,926	2,401,665
Correspondent broker/dealers	16,397	18,104
Clearing organizations	6,085	5,762
Other	5,665	7,140

	$3,107,287	$2,488,008

Payable:
Securities failed to receive	$46,788	$62,723
Securities loaned	2,962,133	2,303,994
Correspondent broker/dealers	18,351	14,777
Other	23,476	23,933

	$3,050,748	$2,405,427

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

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS has received collateral of $3,053,926,000 under securities lending agreements, of which SWS had repledged $2,927,311,000 at June 25, 2004. At June 27, 2003, SWS had collateral of $2,401,665,000 under securities lending agreements, of which SWS had repledged $2,286,526,000.

6. RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $959,000 and $2,072,000, respectively, at June 25, 2004 and $1,211,000 and $3,827,000, respectively, at June 27, 2003. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $596,769,000 and $620,140,000 at June 25, 2004 and June 27, 2003, respectively. During fiscal year 2004, the interest rates paid on these balances ranged from 0.4% to 0.6%. The weighted average interest rate paid was 0.4% in fiscal 2004 and 0.82% in fiscal 2003.

SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations. At June 25, 2004 and June 27, 2003, all unsecured customer receivables had been provided for in this allowance.

7. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within the Dallas-Fort Worth, Texas metropolitan area. Also, the Bank purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the area.

Loans receivable at June 25, 2004 and June 27, 2003 are summarized as follows (in thousands):

	2004	2003
First mortgage loans (principally conventional):
Real estate	$245,292	$198,226
Construction	112,016	99,303

	357,308	297,529

Consumer and other loans:
Commercial	37,427	24,022
Other	78,241	61,535

	115,668	85,557

Factored receivables	6,415	6,377

	479,391	389,463
Unearned income	(11,791)	(19,034)
Allowance for probable loan losses	(4,643)	(4,421)

	$462,957	$366,008

Impairment of loans with a recorded investment of approximately $4,646,000 and $11,692,000 at June 25, 2004 and June 27, 2003, respectively, has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. The average recorded investment in impaired loans was approximately $7,692,000 during fiscal 2004 and $11,795,000 in fiscal 2003. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $440,000 and $768,000 at June 25, 2004 and June 27, 2003, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in 2004 and 2003.

An analysis of the allowance for probable loan losses for the years ended June 25, 2004, June 27, 2003 and June 28, 2002 is as follows (in thousands):

	2004	2003	2002
Balance at beginning of year	$4,421	$4,758	$3,280
Provision for loan losses	3,440	3,516	2,716
Sale of First Consumer Credit, LLC	—	—	(15)
Loans charged to the allowance, net	(3,218)	(3,853)	(1,223)

Balance at end of year	$4,643	$4,421	$4,758

8. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 25, 2004 and June 27, 2003, which are carried at market value, include the following (in thousands):

	2004	2003
Securities owned:
Corporate equity securities	$12,451	$6,875
Municipal obligations	28,904	35,405
U.S. Government and Government agency obligations	32,239	17,666
Corporate obligations	56,984	46,240
Other	10,530	16,507

	$141,108	$122,693

Securities sold, not yet purchased:
Corporate equity securities	$2,949	$1,549
Municipal obligations	509	726
U.S. Government and Government agency obligations	16,139	9,047
Corporate obligations	68,894	29,040
Other	466	258

	$88,957	$40,620

Certain of the above securities have been pledged to secure short-term borrowings (Note 12) and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $4,339,000 and $1,945,000 at June 25, 2004 and June 27, 2003, respectively. Additionally, at June 25, 2004 and June 27, 2003, SWS had pledged firm securities valued at $377,000 and $242,000, respectively, in conjunction with securities lending activities.

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

	2004	2003	2002
Total assets	$7,235	$7,871	$14,475

Total liabilities	$11,360	$8,775	$2,180

Shareholders’ equity	$(4,125)	$(904)	$12,295

Total revenues	$4,789	$4,162	$4,024

Net loss	$(12,789)	$(16,526)	$(13,113)

As required by APB Opinion No. 18, SWS recorded its share of undistributed loss from CSS’ operations, as well as amortization expense on the portion of the investment designated as goodwill. For fiscal year 2002, SWS’ proportionate share of the undistributed net loss was $2,931,000 and amortization expense on the designated goodwill was $370,000.

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

SWS resumed recording its share of the undistributed losses of CSS due to this loan agreement. Effective December 20, 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase will be made in equal quarterly installments and will ultimately result in increasing SWS’ position in CSS to 30.22%. SWS’ current position in CSS is 28.81%. The first two purchases, totaling $1,443,000 were made in fiscal 2004.

SWS’ share of the undistributed losses of CSS for the fiscal year 2004 and 2003 were $3,380,000 and $2,076,000, respectively. Based on SWS’ percentage of ownership, its pro-rata share of CSS’ losses was greater than the $3,318,000 and $1,625,000 investments during fiscal year 2004 and 2003, respectively, by $62,000 and $451,000, respectively. From inception of the loans to date, SWS’ pro-rata percentage of losses of $5,456,000 was greater than the $4,943,000 loaned and invested by $513,000. As a result, there is no recorded equity investment or loan receivable from CSS at June 25, 2004 or June 27, 2003.

SWS has five other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund. Upon formation of this fund, SWS committed $5 million to the fund. As of June 25, 2004, SWS had contributed $3.5 million from inception to date. During fiscal 2003, SWS recorded losses of $53,000 and an impairment charge of $212,000 related to this investment. During fiscal 2004, SWS recorded losses of $1,290,000 related to this investment.

SWS also had a 33.33% investment in a business, which provided option execution services. SWS entered into this investment on January 2, 2003 with an initial investment of $10,000 and a subordinated loan of $225,000, bearing interest at 3% and maturing March 1, 2006. On March 27, 2003, SWS loaned the entity an additional $250,000 with interest at 10% due June 27, 2003. The assets of this investment were sold effective April 1, 2004. As a result of this sale, SWS received approximately $412,000 in fiscal 2004 and another $15,000 in July 2004, in payment for the two notes. SWS recorded losses of $106,000 related to this entity in fiscal 2004. For the fiscal year ended June 27, 2003, SWS recorded its share of earnings of $75,000. SWS also provided option clearing services to the entity at cost.

SWS’ three remaining equity investments had total losses for the twelve-months ended June 25, 2004 of $404,000 and no losses in fiscal year 2003.

SWS also has an investment in Archipelago Holdings, L.L.C., an electronic stock exchange, (“Archipelago”), recorded at its cost of zero. During the second quarter of fiscal 2004, SWS tendered half of its stake in Archipelago, or 303,456 shares of Archipelago common stock, for cash. SWS recognized a gain of $903,000 (after-tax gain of $587,000). After the tender, SWS owned 303,456 shares of Archipelago. In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock. SWS sold 23,714 shares at $10.695, yielding a gain of $254,000. After these transactions, SWS owns 43,721 shares of Archipelago stock.

10. IMPAIRMENT OF LONG-LIVED ASSETS

SWS recorded leasehold and fixed asset impairment charges of $1.4 million in fiscal 2003. In fiscal 2003, SWS recorded charges of $891,000 relating to the space formerly occupied by Mydiscountbroker, $305,000 relating to space formerly occupied by a trading operation and $125,000 relating to space formerly occupied by a Private Client Group office.

No impairment charges were recorded in fiscal 2004.

11. SOFTWARE DEVELOPMENT

In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” SWS has capitalized approximately $380,000 and $1,217,000 of software development up-grade costs associated with the CSS technology platform for fiscal 2004 and 2003, respectively. These capitalized costs are primarily labor related and will be depreciated over a three-year period which began in the fourth quarter of 2003.

12. SHORT-TERM BORROWINGS

SWS has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate (1.0625% at June 25, 2004). There were no borrowings under these arrangements at June 25, 2004 and June 27, 2003.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At June 25, 2004 and June 27, 2003, the total amount available for borrowings was $16,750,000 and $17,750,000. There were no amounts outstanding on this line at June 25, 2004 or June 27, 2003.

SWS has an irrevocable letter of credit agreement aggregating $40,000,000 and $57,000,000 at June 25, 2004 and June 27, 2003, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $64,664,000 and $76,298,000 at June 25, 2004 and June 27, 2003, respectively. SWS also has unsecured letters of credit, aggregating $2,250,000 at both June 25, 2004 and June 27, 2003, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At June 25, 2004, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker in the amount of $1,000,000. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to using customer securities to finance bank loans as discussed above, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At June 25, 2004, $541,506,000 of client securities under customer margin loans are available to be pledged, of which SWS has pledged $34,374,000 under securities loan agreements. At June 27, 2003, $389,240,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $16,753,000 under securities loan agreements.

During fiscal years 2004, 2003 and 2002, SWS had no repurchase agreements outstanding.

13. DEPOSITS

Bank deposits at June 25, 2004 and June 27, 2003 are summarized as follows (dollars in thousands):

	2004		2003
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$24,972	5.0%	$26,428	5.0%
Interest bearing demand accounts	49,783	9.9	326,238	61.7
Savings accounts	295,253	58.9	1,205	0.2
Limited access money market accounts	18,620	3.7	16,654	3.2
Certificates of deposit, less than $100,000	82,041	16.4	105,434	20.0
Certificates of deposit, $100,000 and greater	30,425	6.1	52,556	9.9

	$501,094	100.0%	$528,515	100.0%

The weighted average interest rate on deposits was approximately 1.63 % at June 25, 2004 and 1.98% at June 27, 2003.

At June 25, 2004, scheduled maturities of certificates of deposit were as follows (in thousands):

	2005	2006	2007	Thereafter	Total
Certificates of deposit, less than $100,000	$54,977	$18,111	$3,507	$5,446	$82,041
Certificates of deposit, $100,000 and greater	21,437	6,227	840	1,921	30,425

	$76,414	$24,338	$4,347	$7,367	$112,466

14. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 25, 2004 and June 27, 2003, advances from the FHLB were due as follows (in thousands):

	2004	2003
Maturity:
Due within one year	$1,586	$33,000
Due within two years	1,239	2,396
Due within five years	16,222	1,160
Due within seven years	908	948
Due within ten years	6,298	5,260
Due within twenty years	10,323	7,121

	$36,576	$49,885

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8% are collateralized by approximately $84 million of collateral value (as defined) in qualifying first mortgage loans at June 25, 2004 (calculated at March 31, 2004). At June 27, 2003 (calculated at March 31, 2003), advances with interest rates from 1.2% to 7.7% were collateralized by approximately $87 million of collateral value in qualifying first mortgages.

15. INCOME TAXES

Income tax expense (benefit) for the years ended June 25, 2004, June 27, 2003 and June 28, 2002 (effective rate of 59.8% in 2004, 20.8% in 2003 and 18.3% in 2002) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in 2004, 2003 and 2002) to income before income taxes and minority interest in consolidated subsidiaries and is comprised of the following (in thousands):

	2004	2003	2002
Income tax expense (benefit) at the statutory rate	$3,252	$1,755	$(2,585)
Tax exempt interest	(416)	(495)	(434)
Minority interest in consolidated subsidiaries	(360)	(542)	(467)
Non-deductible compensation expense on Westwood spin-off	—	—	1,197
Reserve for fines and penalties	2,800	—	—
Other, net	279	323	937

	$5,555	$1,041	$(1,352)

Income taxes as set forth in the consolidated statements of income (loss) and comprehensive income (loss) consisted of the following components (in thousands):

	2004	2003	2002
Federal – current	$2,763	$(2,178)	$(3,443)
Federal – deferred	2,680	3,142	2,007
State – current	112	77	84

Total income tax expense (benefit)	$5,555	$1,041	$(1,352)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 25, 2004 and June 27, 2003 are presented below (in thousands):

	2004	2003
Deferred tax assets:
Expenses for book, not deductible until paid	$6,870	$9,062
Depreciation at rates different for tax than for financial reporting	723	583
Gain on sale of loans deferred for book	438	303
Impairment of fixed assets and leasehold improvements	1,833	2,269
Undistributed loss, amortization and impairment of CSS investment and related goodwill	4,753	3,592
Allowance for probable loan losses in excess of tax reserve	1,362	3,512
Investment in LLCs	164	(201)
Other	1,920	1,602

Total gross deferred tax assets	18,063	20,722
Deferred tax liabilities:
Unrealized holding gain on marketable equity securities	(6,699)	(7,041)
Extraordinary gain	(239)	(239)
Other	(784)	(769)

Total gross deferred tax liabilities	(7,722)	(8,049)

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$10,341	$12,673

As a result of SWS’ history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that SWS will realize the benefit of the deferred tax assets.

16. BANK BORROWING

On February 3, 2004, FSB Financial obtained a line of credit in the amount of $10 million. At June 25, 2004, $10 million was outstanding on this line of credit. The note matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 1%.

17. EXCHANGEABLE SUBORDINATED NOTES

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

At June 25, 2004, 373,550 DARTS with a face value of $21.2 million remained outstanding. The 5% interest payments, paid quarterly in arrears on March 31, June 30, September 30, and December 31, commenced September 30, 1999. Interest expense was approximately $1.1 million in fiscal 2004, 2003 and 2002 on the DARTS. Accrued interest at both June 25, 2004 and June 27, 2003 totaled $265,000.

Legal and accounting fees, printing costs and other expenses associated with the issuance of the DARTS totaled approximately $2 million and are being amortized on the straight-line method over the term of the bonds. Approximately $900,000 of debt issue costs were written off in conjunction with the repurchase in December 2000. In fiscal 2004, 2003 and 2002, amortization expense for each year charged to operations was $151,000.

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

SFAS No. 133 requires changes in the fair value of the embedded derivative to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For fiscal 2004 and 2003, the change in the time value of the embedded equity option in the DARTS was immaterial to the consolidated financial statements. For fiscal 2002, SWS recognized losses of $253,000 for the change in the time value of the embedded equity option in the DARTS. Under SFAS No. 133, such gain or loss is calculated on a quarterly basis until such time as the embedded derivative ceases to exist.

In fiscal 2004 and 2003, SWS reclassified gains of $867,000 and $310,000, respectively, net of tax of $467,000 and $167,000, respectively, from other comprehensive income (loss) to earnings to record the change in value of the hedged Knight shares. In fiscal 2002, SWS also reclassified losses of $1,322,000 from other comprehensive income (loss), net of tax of $713,000, to earnings to record the change in value of the hedged Knight shares.

SFAS No. 133 also requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account on the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the fiscal years ended June 25, 2004 and June 27, 2003 (in thousands):

	2004	2003
Balance at beginning of fiscal year	$7,284	$6,785
Change in value of embedded derivative	1,320	499

Balance at end of fiscal year	$8,604	$7,284

DARTS Obligation. The DARTS were subordinated and unsecured general debts of SWS and subordinated to all existing and future indebtedness of SWS and all liabilities of SWS’ subsidiaries. The DARTS ranked equal to future debt for money borrowed that was not designated as senior to the DARTS and future debt that was exchangeable for capital stock. The DARTS matured June 30, 2004, which is fiscal 2005. In accordance with the terms of the indenture governing the DARTS, SWS delivered the remaining 373,550 shares of Knight stock in satisfaction of SWS’ obligation at maturity. Extinguishment of this obligation resulted in a non-cash gain of $23,567,000. $4,835,000 of the gain was on the extinguishment of debt. The remainder of the gain was equal to the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the hedging date. See Note 25.

18. REGULATORY CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 25, 2004, Southwest Securities had net capital of $110,946,000, or approximately 21% of aggregate debit balances, which is $100,410,000 in excess of its minimum net capital requirement of $10,536,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 25, 2004, Southwest Securities had net capital of $84,606,000 in excess of 5% of aggregate debit items.

May Financial also follows the alternative method and is required to maintain minimum net capital of $250,000. At June 25, 2004, the net capital and excess net capital for May Financial were $2,530,000 and $2,280,000, respectively.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At June 25, 2004, the net capital and excess net capital of SWS Financial was $942,000 and $692,000, respectively.

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 25, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 25, 2004 and June 27, 2003, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 25, 2004:
Total capital (to risk weighted assets)	$61,416	12.1%	$40,625	8.0%	$50,781	10.0%
Tier I capital (to risk weighted assets)	58,483	11.5	20,312	4.0	30,469	6.0
Tier I capital (to adjusted total assets)	58,483	9.5	24,657	4.0	30,821	5.0

June 27, 2003:
Total capital (to risk weighted assets)	$55,034	11.2%	$39,312	8.0%	$49,140	10.0%
Tier I capital (to risk weighted assets)	52,011	10.6	19,656	4.0	29,484	6.0
Tier I capital (to adjusted total assets)	52,011	8.1	25,763	4.0	32,204	5.0

19. EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan. SWS has a defined contribution profit sharing/401(k) plan covering substantially all employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at SWS’ discretion. There was no profit sharing expense in fiscal 2004, 2003 or 2002. The 401(k) portion of the plan began in January 2000, wherein SWS provides a match of up to 4% of eligible compensation. SWS’ matching contributions vest immediately and the expense totaled approximately $2,324,000, $2,278,000 and $2,394,000 in fiscal 2004, 2003 and 2002, respectively.

Money Purchase Pension Plan. In January 2000, SWS implemented a Money Purchase Pension Plan (“Money Purchase Plan”) covering substantially all employees. Employer contributions become vested after six years of service by the participant. Money Purchase Plan contributions were determined by SWS’ Board of Directors and could not exceed the lesser of 15% of the total annual compensation paid to the participant or SWS’ net profits before taxes. For the year ended June 28, 2002, SWS contributed $244,000 to the Money Purchase Plan. The Money Purchase Plan was terminated effective January 1, 2002. All participant accounts became fully vested at that time and were transferred into the 401(k) plan.

Deferred Compensation Plan. In July 1999, SWS implemented a Deferred Compensation Plan (“Deferred Compensation Plan”) for eligible officers and employees to defer a portion of their bonus compensation and commissions. The stockholders approved the amended and restated Deferred Compensation Plan at the November 12, 2003 annual meeting. Contributions to the Deferred Compensation Plan consist of employee pre-tax contributions and SWS’ matching contributions up to a specified limit. Participants can invest in SWS’ common stock or a variety of mutual funds. SWS stock is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. For the fiscal years ended June 25, 2004 and June 27, 2003, approximately $7,060,000 and $7,372,000, respectively, were invested in the Deferred Compensation Plan. The market value of the Deferred Compensation Plan assets was $6,394,000 and 6,311,000 at June 25, 2004 and June 27, 2003, respectively. At June 25, 2004, funds totaling $1,533,000 were invested in 86,258 shares of SWS’ common stock, with the remainder invested in mutual funds. Funds totaling $1,549,000 were invested in 86,013 shares of SWS’

common stock, with the remainder invested in mutual funds as of June 27, 2003. Approximately $1,458,000, $1,411,000 and $443,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the Deferred Compensation Plan in fiscal years 2004, 2003 and 2002, respectively. The trustee of the Deferred Compensation Plan is Westwood Trust.

Stock Purchase Plan. On August 20, 1997, the Board of Directors adopted a Stock Purchase Plan (“Stock Purchase Plan”) to enable employees of SWS and its subsidiaries to purchase up to 1,270,500 shares of common stock of SWS, as adjusted for stock dividends. The Plan was terminated by the Board of Directors in November 1999. The Plan distributed remaining shares to participants during fiscal 2002, and 898 forfeited shares, with a cost basis of $23,000, were released to treasury stock.

Stock Option Plan. At June 25, 2004, SWS had two stock option plans, SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS’ common stock for issuance to eligible officers, directors and employees of SWS or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS’ common stock for eligible employees or potential employees of SWS or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after the grant and have a five-year term.

At the discretion of the Compensation Committee, the stock options outstanding and shares reserved for issuance, as well as the options’ exercise prices, were adjusted to reflect stock dividends declared by SWS. In fiscal 2002, all stock options and exercise prices were adjusted to reflect the spin-off of the Westwood Group. Shares issued and reserved for future issuance under these option plans reflect these adjustments.

A summary of the status of SWS’ outstanding stock options as of June 25, 2004, June 27, 2003 and June 28, 2002 is presented below:

	2004		2003		2002
	Underlying Shares	Weighted - Average Exercise Price	Underlying Shares	Weighted - Average Exercise Price	Underlying Shares	Weighted - Average Exercise Price
Outstanding, beginning of period	1,812,531	$18.22	1,688,176	$19.16	1,169,650	$24.57
Granted	8,000	17.43	398,140	13.48	393,652	19.15
Exercised	(109,446)	13.81	(106,293)	13.24	(92,550)	16.28
Forfeited	(103,588)	21.19	(167,492)	19.61	(97,138)	25.03
Adjustment for Westwood Group spin-off	—		—		314,562

Outstanding, end of period	1,607,497	$18.32	1,812,531	$18.22	1,688,176	$19.16

Exercisable, end of period	1,093,520		935,273		797,698

Weighted-average fair value of options granted during fiscal year	$4.35		$5.26		$6.13

The following table summarizes information for the stock options outstanding at June 25, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$10.08 - $13.44	466,449	6.96	$13.13	214,570	$12.80
$13.45 - $16.80	475,712	6.14	$15.08	295,739	$14.83
$16.81 - $20.16	28,279	3.50	$18.42	21,275	$18.03
$20.17 - $ 23.52	352,923	5.99	$23.27	279,731	$23.25
$23.53 - $ 26.88	275,064	5.17	$26.05	274,767	$26.05
$26.89 - $ 30.25	9,070	5.84	$28.32	7,438	$28.32

	1,607,497	6.13	$18.32	1,093,520	$19.56

Restricted Stock Plan. On November 12, 2003, the stockholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 500,000 shares of SWS common stock to SWS’ directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted under the Restricted Stock Plan is fully vested after three years. On November 12, 2003, the Board of Directors approved grants to various officers and employees totaling 44,729 shares under the Restricted Stock Plan at a price of $20.33. As a result of these grants, SWS recorded deferred compensation of approximately $909,000 and for the twelve-month period ended June 25, 2004, SWS has recognized compensation expense of approximately $189,000. At June 25, 2004, the total number of shares outstanding was 43,437 and the total number of securities available for future grants was 456,563.

20. EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations, is as follows (in thousands, except share and per share amounts):

	2004	2003	2002
Income (loss) before extraordinary item	$2,710	$2,423	$(7,184)
Extraordinary item, net of tax	—	445	—

Net income (loss)	$2,710	$2,868	$(7,184)

Weighted average shares outstanding – basic	17,068,457	16,950,561	17,215,592
Effect of dilutive securities:
Assumed exercise of stock options	148,278	46,517	—

Weighted average shares outstanding – diluted	17,216,735	16,997,078	17,215,592

Earnings per share – basic
Income (loss) before extraordinary item	$0.16	$0.14	$(0.42)
Extraordinary item, net of tax	—	0.03	—

Net income (loss)	$0.16	$0.17	$(0.42)

Earnings per share – diluted
Income (loss) before extraordinary item	$0.16	$0.14	$(0.42)
Extraordinary item, net of tax	—	0.03	—

Net income (loss)	$0.16	$0.17	$(0.42)

At June 25, 2004 and June 27, 2003, there were approximately 1.6 million and 1.8 million options, respectively, outstanding under SWS’ stock option plans, see Note 19. As of June 25, 2004 and June 27, 2003 approximately 219,000 and 183,000, respectively, outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted. As a result of the net loss in fiscal 2002, all options are considered antidilutive and are thus not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share.

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

Leases: SWS leases its offices under noncancelable operating lease agreements. During fiscal years 2004, 2003 and 2002, SWS entered into various noncancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for facilities and equipment leases for fiscal years 2004, 2003 and 2002 aggregated approximately $10,786,000, $17,278,000 and $23,394,000, respectively.

SWS has capital lease obligations of $253,000 at June 25, 2004. These obligations bear interest at a weighted average borrowing rate of 2.51%, with principal and interest payable for 26-29 months from the date of financing. The capital leases are collateralized by computer equipment.

At June 25, 2004, the future rental payments for the noncancelable operating and capital leases are included in the table below (in thousands). Of the $29.4 million in lease commitments, approximately $6.3 million has been reserved for as impaired. The minimum lease payments shown below have been reduced by $3.5 million of minimum sublease rentals to be received in the future under non-cancelable subleases.

	Operating	Capital
Year ending:
2005	$7,842	$254
2006	7,617	—
2007	6,014	—
2008	4,954	—
2009	1,084	—
Thereafter	1,872	—

Total minimum lease payments	$29,383	$254

Less amounts representing interest		(1)

Present value of minimum lease payments		$253

Arbitration Claim: On October 21, 1999, SWS filed an arbitration claim with the National Association of Securities Dealers against a former correspondent broker/dealer and its principal for non-performance under the correspondent clearing agreement relating to a $5.7 million margin loan. On January 22, 2001, SWS obtained a $4.7 million award against the correspondent broker/dealer, but was unsuccessful in its cause against the individual principal of the correspondent firm. This loan was fully reserved. SWS exhausted its collection efforts and wrote off this margin loan in January of 2003.

Fraudulent Mortgages: During the first quarter of fiscal 2003, the Bank provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, the Bank has recorded assignments on fifteen, for which the Bank has verification from the County Clerk’s office of the county where the mortgaged property is located. However, the Bank is not receiving payments on these loans. A court appointed receiver for the New York mortgage bank is investigating the fraud at the mortgage bank, including the potential recovery of fraudulently received funds. The Bank is currently working with the receiver, who is leading the efforts to recover some of the loss from the underlying collateral or from other parties. At this time, the likelihood of recovery from any of these sources cannot be estimated.

Venture Capital Fund: SWS has committed $5 million to invest in a limited partnership venture capital fund. As of June 25, 2004, SWS had contributed $3.5 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period. $1 million was contributed to the partnership during the 12-month period ended June 25, 2004.

Underwriting: Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase can not be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at June 25, 2004 were $105,420,000 for public finance. All open underwritings were subsequently settled and had no material effect on the consolidated financial statements.

SEC/NYSE Mutual Fund Inquiry: Southwest Securities has been the subject of investigations of improper mutual fund trading alleged to have occurred from October 2002 through September 2003. The inquiries are being conducted by the SEC and the NYSE and relate to the adequacy of the subsidiary’s supervision of certain employees and the firm’s compliance with books and records and document production requirements.

SWS has recorded a liability of $10 million for this contingency. While these estimates are based on lengthy settlement discussions with the SEC and the NYSE, no settlement has yet been reached. And while we do not currently anticipate any further material liability related to these regulatory actions, no assurance can be given that these matters will be settled substantially on these terms.

Guarantees. SWS implemented Financial Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5-Contingencies, SFAS No. 57-Related Party, and SFAS No. 107-Disclosure of Fair Value of Financial Instruments and Rescission of Financial Accounting Standards Board Interpretation No. 34,” (“FIN 45”) effective for reporting periods ending after December 15, 2002. Implementation of this statement had no material impact on SWS’ financial condition or results of operations.

In March 2002, SWS issued a loan guarantee for FSB Financial for $10 million. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25 million, up to a maximum of $35 million. At June 25, 2004, the Bank had loaned $28,250,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $3,250,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements as FIN 45 requires only disclosure of guarantees issued between parents and their subsidiaries.

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

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $286,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

SWS is a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. SWS’ maximum potential liability under these arrangements cannot be quantified. However, the potential for SWS to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

22. AFFILIATE TRANSACTIONS

SWS, through its principal subsidiary, Southwest Securities, provides accounting and administrative services for its subsidiaries and clears all customer transactions for SWS Financial and May Financial.

SWS has signed a transition services agreement with the Westwood Group to provide information systems and human resources services; however, SWS no longer provides human resource services for Westwood Group. The total amount invoiced to Westwood Group for these services was $83,000 for the twelve-month period ended June 30, 2004. Additionally, Westwood Management serves as an investment manager for the assets discussed in Note 3. Westwood Trust acts as an agent on behalf of Southwest Securities in the direction of transactions related to these assets. For the fiscal year ended June 25, 2004, SWS expensed $333,000 for these services.

Clients and correspondents of SWS have the option to invest in an interest bearing checking account called Bank Insured Funds at the Bank. These funds are FDIC insured up to $100,000. At June 25, 2004, clients of Southwest Securities had invested $340,379,000 in these funds.

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of SWS’ management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%. The terms of the loan were no more favorable to the lenders than the terms of similar contemporaneous loans made by non-affiliated lenders. The proceeds of the loan were used by FSB Financial in the ordinary course of its business.

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

A portion of SWS’ customer activity involves short sales and the writing of option contracts. Such transactions may require SWS to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer’s obligations.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-statement of financial condition instruments.

At June 25, 2004, the approximate amounts of these financial instruments were as follows (in thousands):

Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to fund loans	$117,721
Available credit	20,801
Standby letters of credit	286

$138,808

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn on, the total commitments do not necessarily represent future cash requirements. The Bank evaluates the customer’s credit-worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counter-party. The Bank has not incurred any significant losses on its commitments in the year ended June 25, 2004. Further, management believes the Bank will not incur material losses as a result of the commitments existing at June 25, 2004.

24. SEGMENT REPORTING

During fiscal years 2004, 2003 and 2002, SWS operated three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. Such segments are managed separately based on types of products and services offered and their related client bases. SWS evaluates the performance of its segments based primarily on income before income taxes and minority interest in consolidated subsidiaries.

Brokerage Group. The Brokerage Group is comprised of Southwest Securities, SWS Financial, Southwest Clearing and May Financial. Southwest Securities provides correspondent clearing and execution services to securities broker/dealers, including SWS Financial and May Financial and other financial institutions. Through its branch offices, clients gain access to Southwest Securities’ investment research. Southwest Securities also provides municipal finance and investment banking and underwriting services. The operations of Mydiscountbroker are included for all of fiscal 2003. As noted in Note 1, Mydisountbroker accounts were sold effective June 13, 2003 to Ameritrade. The financial results of Mydisountbroker are included in the analysis for fiscal 2002 and 2003. However, as the sale was effective on June 13, 2003, Mydiscountbroker’s statement of financial condition is not included in the consolidated statement of financial condition as of that date.

SWS Financial contracts with independent registered representatives for the administration of their securities business. Southwest Clearing became an active broker/dealer in October 2001, as SIPC transferred to Southwest Clearing the accounts of a Midwest NASD broker/dealer after the Midwest broker/dealer was found to be in violation of minimum net capital requirements. Southwest Clearing effectively withdrew from the NASD on December 4, 2003 and was dissolved in July 2004. May Financial is a registered broker/dealer that was acquired February 28, 2001 and is primarily involved in trading activities.

Asset Management Group. Prior to the spin-off of the Westwood Group, the Asset Management Group was composed of the Westwood Group and SWS Capital. Westwood Management manages the Gabelli-Westwood Family of Mutual Funds as well as equity and fixed income investments for a diverse clientele including corporate plan sponsors, charitable institutions, educational endowments and public funds. Westwood Trust provides trust, custodial and other management services to high net worth individuals and corporations throughout Texas and the Southwest. SWS Capital administers the LOGIC fund for cities, counties, schools and other local governments across Texas. The operations of the Westwood Group are included for all of fiscal 2002; however, as the spin-off was effective on June 28, 2002, the Westwood Group’s statement of financial condition is not included in the consolidated statement of financial condition as of that date.

Banking Group. The Banking Group is composed of the Bank and its wholly and majority owned subsidiaries. The Bank is a thrift institution offering full-service, traditional banking, as well as banking services through the Internet. FSB Financial purchases non-prime automobile loans; and FSB Development develops single-family residential lots.

Other Consolidated Entities Group. The category “other consolidated entities” includes SWS Group, SWS Technologies and SWS Insurance. SWS Group is a holding company that owns various investments, including the investment in Knight and USHS common stock. SWS Technologies was dissolved in July 2004. SWS Insurance facilitates the sale of insurance and annuities for customers of Southwest Securities and its correspondents. There are no material reconciling adjustments included in this category.

All accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 25, 2004

Net revenues from external sources	$225,586	$985	$47,471	$(693)	$273,349
Net intersegment revenues	(3,048)	—	3,170	(122)	—
Net interest revenue (expense)	27,940	—	35,618	(1,011)	62,547
Depreciation and amortization	5,495	7	628	152	6,282
Income (loss) before income taxes and minority interest in consolidated subsidiaries	532	208	17,482	(8,930)	9,292
Net income (loss)	(3,267)	135	11,689	(5,847)	2,710
Segment assets	4,101,454	622	621,390	19,184	4,742,650
Expenditures for long-lived assets	5,153	2	1,581	(255)	6,481

June 27, 2003

Net revenues from external sources	$213,909	$1,478	$48,003	$91	$263,481
Net intersegment revenues	377	—	(1,402)	1,025	—
Net interest revenue (expense)	25,666	—	32,507	(754)	57,419
Depreciation and amortization	4,344	7	592	207	5,150
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(1,349)	481	12,716	(6,833)	5,015
Net income (loss)	(761)	312	7,661	(4,344)	2,868
Segment assets	3,418,796	1,670	645,268	26,350	4,092,084
Expenditures for long-lived assets	6,250	8	306	78	6,642

June 28, 2002

Net revenues from external sources	$239,922	$22,201	$47,416	$22,611	$332,150
Net intersegment revenues	(4,265)	764	(14)	3,515	—
Net interest revenue (expense)	34,325	542	24,846	(401)	59,312
Depreciation and amortization	3,711	113	630	4,764	9,218
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(22,737)	3,888	12,005	(541)	(7,385)
Net income (loss)	(12,967)	1,214	6,875	(2,306)	(7,184)
Segment assets	2,838,656	1,315	481,564	42,118	3,363,653
Expenditures for long-lived assets	4,305	29	1,495	631	6,460

On the consolidated statements of income (loss) and comprehensive income (loss), minority interest is attributable to the Westwood Group and the Bank. The Westwood Group’s minority interest resulted from the sale of 19.82% of the Westwood Group to members of Westwood Group’s management in the second quarter of fiscal 2002. The extraordinary gain is solely related to the acquisition of SWS Insurance and other comprehensive income (loss) is solely related to SWS Group, both of which are included in the “other” category.

25. SUBSEQUENT EVENT.

The DARTS discussed in Note 17 matured on June 30, 2004. In accordance with the terms of the indenture governing the DARTS, SWS delivered the remaining 373,550 shares of Knight stock in satisfaction of SWS’ obligation at maturity. Extinguishment of this obligation resulted in a non-cash gain of $23,567,000. $4,835,000 of the gain was on the extinguishment of debt. The reminder of the gain was equal to the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the hedging date.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

of SWS Group, Inc:

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of SWS Group, Inc. and its subsidiaries at June 25, 2004 and June 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company has restated its Statement of Cash Flows for the years ended June 27, 2003 and June 28, 2002.

PricewaterhouseCoopers LLP

Dallas, Texas

September 3, 2004

S-1

Schedule I - Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 25, 2004 and June 27, 2003

(In thousands)

	2004	2003
Assets
Investment in subsidiaries, at equity	$267,573	$262,624
Marketable equity securities	7,038	5,599
Other assets	11,784	19,805

	$286,395	$288,028

Liabilities and Stockholders’ Equity
Other liabilities	$30,152	$30,971
Exchangeable subordinated notes	8,604	7,284
Stockholders’ equity	247,639	249,773

	$286,395	$288,028

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income (Loss), Comprehensive Income (Loss)

and Stockholders’ Equity

Years Ended June 25, 2004, June 27, 2003 and June 28, 2002

(In thousands)

	2004	2003	2002
Revenue:
Net gains (losses) on principal transactions	$(271)	$(462)	$24,285
Interest revenue	100	1,323	4,165
Other revenue	(973)	(80)	25

	(1,144)	781	28,475

Expenses:
Interest expense	1,096	1,088	1,079
Other expense	6,715	4,973	18,064

	7,811	6,061	19,143

Income (loss) before income tax (benefit) expense and equity in earnings (loss) of subsidiaries	(8,955)	(5,280)	9,332
Income tax expense (benefit)	(3,134)	(1,846)	3,990

Income (loss) before equity in earnings of subsidiaries	(5,821)	(3,434)	5,342
Equity in earnings (loss) of subsidiaries	8,531	5,857	(12,526)

Income (loss) before extraordinary item	2,710	2,423	(7,184)
Extraordinary item, net of tax of $240	—	445	—

Net income (loss)	2,710	2,868	(7,184)
Other comprehensive income (loss):

Holding gain (loss) arising during period, net of tax of $125 in 2004, $583 in 2003 and $570 in 2002	1,027	1,511	(2,084)
Reclassification for hedging activities, net of tax of $467 in 2004, $167 in 2003 and $713 in 2002	(867)	(310)	1,322

Reclassification adjustment for gains realized in net income on the sale of Knight common stock, net of tax of $8,488 in 2002	—	—	(15,763)

Net income (loss) recognized in other comprehensive income (loss)	160	1,201	(16,525)

Comprehensive income (loss)	$2,870	$4,069	$(23,709)

(continued)

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income (Loss), Comprehensive Income (Loss)

and Stockholders’ Equity

Years Ended June 25, 2004, June 27, 2003 and June 28, 2002

(In thousands)

(continued)	2004	2003	2002

Stockholders’ equity at beginning of year	$249,773	$255,285	$298,503
Payment of cash dividends on common stock – Registrant	(6,831)	(6,769)	(6,886)
Exercise of stock options	1,639	1,612	1,630
Restricted Stock Plan	188	—	—
Compensation expense on option exercise	—	—	294
Repurchase of treasury stock	—	(4,424)	(1,325)
Spin-off Westwood Holdings Group, Inc. (“Westwood Group”)	—	—	(16,463)
Compensation expense on Westwood Group spin-off	—	—	2,741
Gain on sale of Westwood Group common stock	—	—	518
Issuance (forfeiture) of common stock and amortization of deferred compensation expense for Stock Purchase Plan	—	—	(18)

Stockholders’ equity at end of year	$247,639	$249,773	$255,285

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 25, 2004, June 27, 2003 and June 28, 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,710	$2,868	$(7,184)
Adjustments:
Depreciation and amortization	151	152	735
Impairment charge on fixed assets and leasehold improvements	—	987	2,598
Deferred income tax benefit (expense)	(1,176)	938	4,186
Gain on sale of marketable equity securities	—	—	(24,251)
Deferred compensation	701	616	181
Reclassification from other comprehensive loss under SFAS No. 133	(14)	21	253
Equity in undistributed loss (earnings) of subsidiaries	(8,531)	(5,857)	12,526
Equity in undistributed loss on investments	5,234	1,815	2,931
Write-off investment in CSS and related goodwill	—	—	4,017
Compensation expense on spin-off of Westwood Holdings Group, Inc.	—	—	3,976
Impairment on investment	—	—	1,503
Compensation expense on stock options	—	—	294
Extraordinary gain	—	(445)	—
Other	972	(12,564)	3,757

Net cash (used in) provided by operating activities	47	(11,469)	5,522

Cash flows from investing activities:
Payments on notes and other accounts with subsidiaries	5,210	12,997	18,076
Net capital contributions to subsidiaries	2,500	6,913	(18,732)
Decrease in loans receivable, net of payments	1,439	3,904	2,353
Proceeds from sale of marketable equity securities	—	—	5,063
Purchase of investments	(4,328)	(2,558)	(5,577)
Proceeds received on sale of investment	452	—	—

Net cash provided by investing activities	5,273	21,256	1,183

(continued)

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 25, 2004, June 27, 2003 and June 28, 2002

(In thousands)

(continued)	2004	2003	2002

Cash flows from financing activities:
Payment of cash dividends on common stock	(6,831)	(6,769)	(6,886)
Net proceeds from exercise of stock options	1,511	1,406	1,506
Proceeds (payments) related to the Deferred Compensation Plan	(15)	304	356
Purchase of treasury stock	15	(4,728)	(1,681)

Net cash used in financing activities	(5,320)	(9,787)	(6,705)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 25, 2004, June 27, 2003 and June 28, 2002 included elsewhere in this Annual Report on Form 10-K.