Form 10-Q
period 2004-09-24
SWS GROUP INC
filed 2004-11-02
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

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

As of October 27, 2004, there were 17,268,821 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 24, 2004 and June 25, 2004

(In thousands, except par values and share amounts)

(Unaudited)

	September	June
Assets
Cash and cash equivalents	$33,458	$88,589
Assets segregated for regulatory purposes	401,527	367,070
Marketable equity securities available for sale	3,205	7,038
Receivable from brokers, dealers and clearing organizations	3,452,684	3,107,287
Receivable from clients, net	362,463	421,799
Loans held for sale, net	97,008	79,083
Loans, net	476,447	462,957
Securities owned, at market value	187,979	141,108
Goodwill	8,358	8,183
Other assets	64,412	59,536

	$5,087,541	$4,742,650

Liabilities and Stockholders’ Equity
Short-term borrowings	$16,800	$—
Payable to brokers, dealers and clearing organizations	3,372,699	3,050,748
Payable to clients	684,608	691,456
Deposits	498,134	501,094
Securities sold, not yet purchased, at market value	108,429	88,957
Drafts payable	32,395	32,212
Advances from Federal Home Loan Bank	34,681	36,576
Other liabilities	84,765	82,968
Exchangeable subordinated notes	—	8,604

	4,832,511	4,492,615
Minority interest in consolidated subsidiaries	2,540	2,396

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 17,819,654 and outstanding 17,169,930 shares at September 24, 2004; issued 17,817,444 and outstanding 17,109,925 shares at June 25, 2004	1,781	1,781
Additional paid-in capital	245,389	245,391
Retained Earnings	14,603	(2,718)
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $117 at September 24, 2004 and $6,910 at June 25, 2004	218	12,833
Deferred compensation, net	166	834
Treasury stock (649,724 shares at September 24, 2004 and 707,519 shares at June 25, 2004, at cost)	(9,667)	(10,482)

Total stockholders’ equity	252,490	247,639

Commitments and contingencies
	$5,087,541	$4,742,650

See accompanying Notes to Consolidated Financial Statements.

1

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three months ended September 24, 2004 and September 26, 2003

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended
	September 24, 2004	September 26, 2003
Net revenues from clearing operations	$3,667	$5,276
Commissions	19,225	21,858
Interest	27,352	24,403
Investment banking, advisory and administrative fees	6,847	6,045
Net gains on principal transactions	22,316	3,453
Other	9,165	2,735

	88,572	63,770

Commissions and other employee compensation	31,493	32,620
Interest	10,280	8,169
Occupancy, equipment and computer service costs	6,839	7,364
Communications	3,037	3,095
Floor brokerage and clearing organization charges	1,582	1,768
Advertising and promotional	805	771
Other	5,045	7,873

	59,081	61,660

Income before income tax expense and minority interest in consolidated subsidiaries	29,491	2,110
Income tax expense	10,198	527

Income before minority interest in consolidated subsidiaries	19,293	1,583
Minority interest in consolidated subsidiaries	(262)	(300)

Net income	19,031	1,283
Other comprehensive income (loss):
Holding loss arising during the three months ended September 24, 2004, net of tax of $(32), holding gain arising during the three months ended September 26, 2003, net of tax of $1,064.	(161)	2,073
Reclassification for hedging activities, net of tax of $9 and ($635) for the three months ended September 24, 2004 and September 26, 2003, respectively.	17	(1,180)
Maturity of DARTS, net of tax of $(6,262)	(12,471)	—

Net income (loss) recognized in other comprehensive income	(12,615)	893

Comprehensive income	$6,416	$2,176

Earnings per share - basic
Net income	$1.12	$0.08

Weighted average shares outstanding – basic	17,064,681	17,001,684

Earnings per share – diluted
Net income	$1.11	$0.07

Weighted average shares outstanding – diluted	17,167,448	17,206,521

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 24, 2004 and September 26, 2003

(In thousands)

(Unaudited)

	For the Three Months Ended
	September 24, 2004	September 26, 2003 (see “- Restatement of Cash Flow Statement”)
Cash flows from operating activities:
Net income	$19,031	$1,283
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,668	1,460
Amortization of discounts on loans purchased	(367)	(425)
Provision for doubtful accounts	885	806
Deferred income tax expense	11	1,267
Deferred compensation	89	108
Gain on sale of loans	(108)	(113)
Gain on sale of fixed assets	(8)	—
Loss on sale of real estate	24	58
Gain on maturity of DARTSsm	(23,567)	—
Equity in undistributed losses on investments	566	1,265
Net change in minority interest in consolidated subsidiaries	144	207
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(34,457)	(64,126)
Net change in broker, dealer and clearing organization accounts	(23,446)	9,635
Net change in client accounts	52,248	(31,479)
Net change in loans held for sale	(17,925)	95,886
Increase in securities owned	(46,974)	(13,627)
Decrease (increase) in other assets	(942)	838
Increase in drafts payable	183	3,526
Increase in securities sold, not yet purchased	19,472	29,964
Increase (decrease) in other liabilities	1,324	(221)

Net cash provided by (used in) operating activities	(52,149)	36,312

Cash flows from investing activities:
Purchase of fixed assets	(1,109)	(1,431)
Purchase of real estate	(186)	—
Proceeds from the sale of fixed assets	9	—
Proceeds from the sale of real estate	604	3,807
Loan originations and purchases	(131,719)	(106,100)
Loan repayments	117,839	106,801
Cash paid for purchase of O’Connor, net of cash acquired	(175)	(142)
Cash paid on investments	(721)	(938)
Cash received on investments	20	40
Investment in Federal Home Loan Bank	(47)	(46)

Net cash provided by (used in) investing activities	(15,485)	1,991

Cash flows from financing activities:
Payments on short-term borrowings	(350,840)	(585,100)
Cash proceeds from short-term borrowings	367,640	633,500
Payments on capital leases	(253)	(83)
Increase (decrease) in deposits	(2,960)	104,242
Decrease in advances from Federal Home Loan Bank	(1,895)	(31,875)
Cash proceeds from notes payable-Bank	2,500	775
Payment of cash dividends on common stock –SWS Group	(1,717)	(1,702)

	For the Three Months Ended
	September 24, 2004	September 26, 2003 (see “- Restatement of Cash Flow Statement”)
Net proceeds from exercise of stock options	28	924
Proceeds related to Deferred Compensation Plan	114	63
Purchase of treasury stock	(114)	(63)

Net cash provided by financing activities	12,503	120,681

Net increase(decrease) in cash	(55,131)	158,984
Cash at beginning of period	88,589	74,706

Cash at end of period	$33,458	$233,690

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$948	$—

Maturity of DARTSsm	$23,567	$—

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$9,891	$8,550

Taxes	$300	$100

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 24, 2004 and September 26, 2003

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 24, 2004, and for the three-month periods ended September 24, 2004 and September 26, 2003, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 25, 2004 filed on Form 10-K. Amounts included for June 25, 2004 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”):

Brokerage Group
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
May Financial Corporation	“May Financial”
Mydiscountbroker.com, Inc.	“Mydiscountbroker”
Southwest Clearing Corp.	“Southwest Clearing”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
SWS Banc Holdings, Inc.	“SWS Banc”
Southwest Securities Bank, FSB	“Bank”
FSBF, LLC (75%)	“FSBF”
FSB Financial, LTD (73.5%)	“FSB Financial”
FSB Development, LLC	“FSB Development”

Other
SWS Technologies Corporation	“SWS Technologies”
Southwest Financial Insurance Agency, Inc.	“SWS Insurance”
Southwest Insurance Agency, Inc.	“
Southwest Insurance Agency of Alabama, Inc.	“

Brokerage Group. Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer and SWS Financial and May Financial are National Association of Securities Dealers (“NASD”) member broker/dealers and each are registered under the Securities Exchange Act of 1934 (“1934 Act”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission as registered investment advisors.

Mydiscountbroker and Southwest Clearing were dissolved in July 2004.

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

Banking Group. SWS Banc was incorporated in the state of Delaware on October 1, 2003. On March 5, 2004, SWS Banc became a savings and loan holding company through the issuance of 1,000 shares of common stock to SWS Group for consideration of 300,000 shares of the Bank’s common stock, which represented a 100% equity interest in the Bank.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision. FSB Financial purchases non-prime automobile loans and FSB Development develops single-family residential lots.

The Bank’s quarterly financial statements are prepared as of September 30 for each period presented. Any individually material transactions are reviewed and recorded in the appropriate quarter. All significant intercompany balances and transactions have been eliminated.

Other Consolidated Entities. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, Southwest Insurance Agency of Alabama, Inc., hold insurance agency licenses in 42 states for the purpose of facilitating the sale of insurance and annuities for customers of Southwest Securities and its correspondents.

SWS Technologies was dissolved in July 2004.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. At September 24, 2004, SWS had two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS Group’s common stock for issuance to eligible officers, directors and employees of SWS Group or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

SWS accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if SWS had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended
	September 24, 2004	September 26, 2003
Net income (loss):
As reported	$19,031	$1,283
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(206)	(446)

Pro forma	$18,825	$837

Earnings per share - basic:
As reported	$1.12	$0.08
Pro forma	1.10	0.05

Earnings per share - diluted:
As reported	$1.11	$0.07
Pro forma	1.10	0.05

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended September 24, 2004 and September 26, 2003:

	September 24, 2004	September 26, 2003
Expected volatility	64%	52%
Risk-free interest rate	3.23%	3.37%
Expected dividend yield	2.66%	2.57%
Expected life	5 years	5 years

Restricted Stock Plan. On November 12, 2003, the shareholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 500,000 shares of SWS’ common stock to SWS’ directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. While the vesting period of each restricted stock award is determined on an individualized basis by the Compensation Committee of the Board of Directors, in general, restricted stock granted under the Restricted Stock Plan is fully vested after three years. On November 12, 2003, the Board of Directors approved grants under the Restricted Stock Plan to various officers and employees totaling 44,729 shares with a fair market value of $20.33 per share. On August 18, 2004, a second grant was approved totaling 65,950 shares at a price of $13.85. As a result of these grants, SWS recorded deferred compensation of approximately $1,823,000 and for the three months ended September 24, 2004, SWS has recognized compensation expense of approximately $112,000.

CASH & CASH EQUIVALENTS

The Company includes cash on hand, cash in banks and highly liquid investments with original maturities of three months or less as cash and cash equivalents.

RESTATEMENT OF CASH FLOW STATEMENT

SWS has restated its Statement of Cash Flows for the three months ended September 26, 2003 to appropriately reflect the gross cash receipts and disbursements of certain loans, real estate sales and notes payable related to certain banking transactions. The changes resulted in decreased cash from operations of $2.6 million. Cash flow provided by investing activities increased $1.8 million. Cash flow from financing activities was increased $0.8 million.

The effect of the revised presentation of cash flows from operating activities, cash flow from investing activities and cash flow from financing activities are presented below:

	Restated Amount	Previously Reported
Cash flow from operating activities	$36,312	$38,932
Cash flow from investing activities	1,991	146
Cash flow from financing activities	120,681	119,906

Net changes in cash	$158,984	$158,984

EQUITY METHOD INVESTMENTS

SWS is a part owner of Comprehensive Software Systems, Ltd. (“CSS”), a software development company formed in 1993 to develop a new brokerage front- and back-office system. SWS initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments, SWS’ ownership in CSS increased in fiscal 2002 to 25.08%. Consequently, SWS implemented the equity method of accounting, prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” with respect to its investment in CSS. Summarized financial information of CSS is as follows (in thousands):

	September 30, 2004	June 30, 2004
Total assets	$7,163	$7,235
Total liabilities	11,715	11,360
Shareholders’ equity	(4,552)	(4,125)

	Three Months Ended
	September 30, 2004	September 30, 2003
Total revenues	$1,344	$1,024
Net loss	(2,592)	(4,017)

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

SWS resumed recording its share of the undistributed losses of CSS due to this loan agreement. Effective December 20, 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase will be made in four equal quarterly installments and will ultimately result in increasing SWS’ position in CSS to 30.22%. SWS’ current position in CSS is 29.6%. The first three purchases totaling $2,164,425 have been made as of September 24, 2004.

SWS’ share of the undistributed losses of CSS for the three months ended September 24, 2004 was $767,000. Based on SWS’ percentage of ownership, its pro-rata share of CSS’ losses was greater than the $721,000 loaned during the three months ended September 24, 2004 by $46,000. From inception of the loan to date, SWS’ pro-rata percentage of losses of $6,224,000 was greater than the $5,664,000 loaned and invested by $560,000. As a result, there is no recorded equity investment or loan receivable from CSS at September 24, 2004.

SWS has three other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund. Upon formation of this fund, SWS committed $5,000,000 to the fund. As of September 24, 2004, SWS had contributed $3,500,000 from inception to date. During the three months ended September 24, 2004 and September 26, 2003, SWS recorded income of $158,000 and losses of $255,000, respectively, related to this investment.

SWS’ two remaining equity investments had total losses for the three months ended September 24, 2004 and September 26, 2003 of $2,600 and $100,600, respectively.

The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003 and the revised version, FIN No. 46R, in December 2003. Upon review of its investments, SWS determined that it has one Variable Interest Entity (“VIE”), as defined by FIN No. 46R, that should be consolidated. This entity is consolidated at the Bank level through FSB Development. FSB Development has a limited partnership interest of $1.0 million in a land development limited partnership. The Bank has also loaned this limited partnership $2.7 million with an interest rate of prime plus 1% payable on December 17, 2005 to allow the limited partnership to purchase the land and finance the second phase of the development. As of September 30, 2004, the Bank consolidated $4.1 million in assets and $35,000 in net losses for the three months ended September 24, 2004 for this investment.

SWS also has an investment in Archipelago Holdings, L.L.C., an electronic stock exchange, (“Archipelago”), recorded at its cost of zero. During the second quarter of fiscal 2004, SWS tendered half of its stake in Archipelago, or 303,456 shares of Archipelago common stock, for cash. SWS recognized a gain of $903,000 (after tax gain of $587,000). After the tender, SWS owned 303,456 shares of Archipelago. In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock. SWS sold 23,714 shares at $10.695, yielding a gain of $254,000 in the offering. After giving effect to these transactions, SWS owns 43,721 shares of Archipelago stock. This stock is included in securities owned and marked to market and is subject to a six-month holding period. See “-Securities Owned and Securities Sold, Not Yet Purchased.”

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 24, 2004, SWS had U.S. Treasury securities with a market value of approximately $44,006,000, reverse repurchase agreements of approximately $157,572,000 and related cash and accrued interest of approximately $188,799,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $160,821,000. At September 24, 2004, SWS also had approximately $11,150,000 in cash in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”).

At June 25, 2004, SWS had U.S. Treasury securities with a market value of approximately $95,439,000, reverse repurchase agreements of approximately $99,026,000, and related cash and accrued interest of approximately $172,605,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $100,555,000. SWS had no positions in reverse repurchase agreements in special reserve bank accounts for the PAIB at June 25, 2004.

MARKETABLE EQUITY SECURITIES

SWS owns shares of common stock that are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At September 24, 2004 and June 25, 2004, SWS held 457,154 shares of U.S. Home Systems, Inc. (“USHS”) with a cost basis of $2,018,000. The market value of the USHS shares was $3,205,000 at September 24, 2004 and $3,269,000 at June 25, 2004. There were no sales of USHS stock in the three-month periods ended September 24, 2004 and September 26, 2003.

At June 25, 2004, SWS held 373,550 shares of Knight Trading Group, Inc. (“Knight”) with a market value of $3,769,000, all of which were hedged by the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSSM (or “Derivative Adjustable Ratio SecuritiesSM”) and subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The DARTS matured on June 30, 2004. To satisfy the obligation at maturity, SWS delivered its remaining 373,550 shares of Knight stock to the DART holders. See “-Exchangeable Subordinated Notes.”

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 24, 2004 and June 25, 2004, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$34,869	$25,214
Securities borrowed	3,386,057	3,053,926
Correspondent broker/dealers	19,062	16,397
Clearing organizations	5,925	6,085
Other	6,771	5,665

	$3,452,684	$3,107,287

Payable
Securities failed to receive	$55,438	$46,788
Securities loaned	3,273,964	2,962,133
Correspondent broker/dealers	20,126	18,351
Other	23,171	23,476

	$3,372,699	$3,050,748

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS has received collateral of $3,386,057,000 under securities lending agreements, of which the Company has repledged $3,251,874,000 at September 24, 2004. At June 25, 2004, SWS had collateral of $3,053,926,000 under securities lending agreements, of which SWS had repledged $2,927,311,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at September 24, 2004 and June 25, 2004 are summarized as follows (in thousands):

	September	June
First mortgage loans (principally conventional):
Real estate	$258,431	$245,292
Construction	109,336	112,016

	367,767	357,308

Consumer and other loans:
Commercial	39,266	37,427
Other	81,036	78,241

	120,302	115,668

Factored receivables	4,535	6,415

	492,604	479,391
Unearned income	(11,530)	(11,791)
Allowance for probable loan losses	(4,627)	(4,643)

	$476,447	$462,957

Impairment of loans with a recorded investment of approximately $5,367,000 and $4,646,000 at September 24, 2004 and June 25, 2004, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures - an Amendment of FASB Statement No. 114.”

An analysis of the allowance for probable loan losses for the three-month periods ended September 24, 2004 and September 26, 2003 is as follows (in thousands):

	Three Months Ended
	September 24, 2004	September 26, 2003
Balance at beginning of period	$4,643	$4,421
Provision for loan losses	646	1,041
Loans charged to the allowance, net	(662)	(741)

Balance at end of period	$4,627	$4,721

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At September 24, 2004 and June 25, 2004, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	September	June
Securities owned
Corporate equity securities	$6,845	$12,451
Municipal obligations	19,830	28,904
U.S. Government and Government agency obligations	63,884	32,239
Corporate obligations	85,027	56,984
Other	12,393	10,530

	$187,979	$141,108

Securities sold, not yet purchased
Corporate equity securities	$2,124	$2,949
Municipal obligations	110	509
U.S. Government and Government agency obligations	37,215	16,139
Corporate obligations	68,500	68,894
Other	480	466

	$108,429	$88,957

During the quarter, certain of the above securities were deposited as security at clearing organizations for SWS’ clearing business to secure short-term borrowings. Securities deposited as security at clearing organizations were $3,784,000 and $4,339,000 at September 24, 2004 and June 25, 2004, respectively. Additionally, at September 24, 2004 and June 25, 2004, SWS had deposited firm securities valued at $121,000 and $377,000, respectively, in conjunction with securities lending activities.

GOODWILL

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The statement also provides specific guidance for impairment testing. SWS performed its annual assessment of the fair value of goodwill during fiscal 2004, and based on the results of the valuation, SWS’ goodwill balance was not impaired.

SWS has two reporting units with goodwill: Southwest Securities in the Brokerage Group segment and the Bank in the Banking Group segment. Changes in the carrying value of goodwill during the three-month period ended September 24, 2004, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 25, 2004	$6,927	$1,256	$8,183
Arising from earn-out provision of completed business combination	175	—	175

Balance, September 24, 2004	$7,102	$1,256	$8,358

SOFTWARE DEVELOPMENT

In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” SWS did not capitalize any software development up-grade costs associated with the CSS technology platform for the three months ended September 24, 2004, whereas $52,000 of costs were capitalized for the three months ended September 26, 2003. These capitalized costs are primarily labor related and will be depreciated over a three-year period.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At September 24, 2004, the amount outstanding under these secured arrangements was $16,800,000, which was collateralized by securities held for firm accounts valued at $70,855,000. There were no borrowings under these arrangements at June 25, 2004.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At September 24, 2004 and June 25, 2004, the total amount available for borrowings was $16,893,000 and $16,750,000, respectively. There were no amounts outstanding on this line at September 24, 2004 and June 25, 2004.

SWS has an irrevocable letter of credit agreement aggregating $45,000,000 and $40,000,000 at September 24, 2004 and June 25, 2004, respectively, pledged to support its open options positions with an options clearing organization. This letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $59,117,000 and $64,664,000 at September 24, 2004 and June 25, 2004, respectively. SWS also has unsecured letters of credit, aggregating $2,250,000 at both September 24, 2004 and June 25, 2004, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At September 24, 2004 and June 25, 2004, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker in the amount of $857,000 and $1,000,000, respectively. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to using client securities to finance bank loans, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At September 24, 2004, approximately $485,753,000 of client securities under customer margin loans was available to be repledged, of which SWS has pledged $21,361,000 under securities loan agreements. At June 25, 2004, $541,506,000 of client securities under customer margin loans was available to be pledged, of which SWS has pledged $34,374,000 under securities loan agreements.

At September 24, 2004 and June 25, 2004, SWS had no repurchase agreements outstanding.

DEPOSITS

Deposits at September 24, 2004 and June 25, 2004 are summarized as follows (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$28,759	5.8%	$24,972	5.0%
Interest bearing demand accounts	51,126	10.3	49,783	9.9
Savings accounts	293,572	58.9	295,253	58.9
Limited access money market accounts	15,793	3.2	18,620	3.7
Certificates of deposit, less than $100,000	78,657	15.8	82,041	16.4
Certificates of deposit, $100,000 and greater	30,227	6.0	30,425	6.1

	$498,134	100.0%	$501,094	100.0%

The weighted average interest rate on deposits was approximately 1.86% at September 24, 2004 and 1.63% at June 25, 2004.

At September 24, 2004, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
Certificates of deposit, less than $100,000	$54,478	$14,690	$4,157	$5,332	$78,657
Certificates of deposit, $100,000 and greater	22,324	4,192	1,002	2,709	30,227

	$76,802	$18,882	$5,159	$8,041	$108,884

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At September 24, 2004 and June 25, 2004, advances from the FHLB were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$2,298	$1,586
Due within two years	1,942	1,239
Due within five years	14,094	16,222
Due within seven years	898	908
Due within ten years	5,670	6,298
Due within twenty years	9,779	10,323

	$34,681	$36,576

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $148 million of collateral value (as defined by the credit policy of the FHLB) in qualifying loans at September 24, 2004 (calculated at June 30, 2004). At June 25, 2004 (calculated at March 31, 2004), advances with interest rates from 2% to 8% were collateralized by approximately $84 million of collateral value in qualifying loans.

BANK BORROWINGS

On February 3, 2004, FSB Financial obtained a line of credit in the amount of $10 million. At September 24, 2004 and June 25, 2004, $10.0 million was outstanding on this line of credit. The note matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 1%.

A new participant in FSB Financial’s line of credit with the Bank was added in the first quarter of fiscal 2004 in the amount of $2,500,000. All terms of the loan are the same as those between FSB Financial and the Bank. The loan matures on March 22, 2005 and interest is paid on a monthly basis at a rate of prime plus 1.5%.

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of SWS’ management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%. The terms of the loan were no more favorable to the lenders than the terms of similar contemporaneous loans made by non-affiliated lenders. At September 24, 2004 and June 25, 2004, $5 million was outstanding on this loan.

EXCHANGEABLE SUBORDINATED NOTES

SWS adopted SFAS No. 133 effective July 1, 2000. SFAS No. 133 was applicable to the Notes due June 30, 2004 that had a face value of $21.2 million. SWS issued the Notes in June 1999 in the form of DARTS.

SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account in the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the three-month periods ended September 24, 2004 and September 26, 2003 (in thousands):

	Fiscal 2005	Fiscal 2004
Balance at beginning of period	$8,604	$7,284
Change in value of embedded derivative	(26)	1,802
Maturity of the DARTS	(8,578)	—

Balance at end of first quarter	$—	$9,086

373,550 DARTS were outstanding at June 25, 2004 and were hedged with 373,550 shares of Knight stock. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For each of the three-month periods ended September 24, 2004 and September 26, 2003, the change in the time value of the embedded equity option in the DARTS was immaterial to the consolidated financial statements.

The DARTS matured on June 30, 2004, at which time, SWS delivered 373,550 shares of Knight stock to the DART holders in satisfaction of SWS’ obligation, all in accordance with the terms governing the DARTS. Extinguishment of this obligation resulted in a non-cash gain of $23,567,000. $4,835,000 of the gain was on the extinguishment of debt. The remainder of the gain was equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the hedging date.

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At September 24, 2004, Southwest Securities had net capital of $112,411,000, or approximately 23.4% of aggregate debit balances, which was $102,794,000 in excess of its minimum net capital requirement of $9,617,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn and cash dividends may not be paid if resulting net capital would be less than 5% of aggregate debit items. At September 24, 2004, Southwest Securities had net capital of $88,368,000 in excess of 5% of aggregate debit items.

May Financial also follows the alternative method and is required to maintain minimum net capital of $1,000,000. At September 24, 2004, the net capital and excess net capital for May Financial were $3,556,000 and $2,556,000, respectively.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At September 24, 2004, the net capital and excess net capital of SWS Financial were $934,000 and $684,000, respectively.

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in 12 CFR 565 and 12 CFR 567). Management believes, as of September 24, 2004 and June 25, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 24, 2004 and June 25, 2004, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 24, 2004:
Total capital (to risk weighted assets)	$63,633	12.2%	$41,807	8.0%	$52,259	10.0%
Tier I capital (to risk weighted assets)	61,055	11.7	20,904	4.0	31,355	6.0
Tier I capital (to adjusted total assets)	61,055	9.9	24,709	4.0	30,886	5.0

June 25, 2004:
Total capital (to risk weighted assets)	$61,416	12.1%	$40,625	8.0%	$50,781	10.0%
Tier I capital (to risk weighted assets)	58,483	11.5	20,312	4.0	30,469	6.0
Tier I capital (to adjusted total assets)	58,483	9.5	24,657	4.0	30,821	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three-month periods ended September 24, 2004 and September 26, 2003 (in thousands, except share and per share amounts):

	Three Months Ended
	September 24, 2004	September 26, 2003
Net income	$19,031	$1,283

Weighted average shares outstanding – basic	17,064,681	17,001,684
Effect of dilutive securities:
Assumed exercise of stock options	31,966	204,837
Restricted stock	70,801	—

Weighted average shares outstanding – diluted	17,167,448	17,206,521

Earnings per share – basic	$1.12	$0.08

Earnings per share – diluted	$1.11	$0.07

At September 24, 2004 and September 26, 2003, there were approximately 1.6 million and 1.7 million options outstanding under the two stock option plans, respectively. See “-Stock Option and Restricted Stock Plans.” As of September 24, 2004 and September 26, 2003, approximately 307,296 and 94,114 outstanding options, respectively, were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF TREASURY STOCK

On May 12, 2004, the Board of Directors of SWS approved the extension of SWS’ stock repurchase plan to December 31, 2005. As a result of this action, on that date, SWS was authorized to repurchase up to 500,000 shares under the program. No shares have been repurchased by SWS under this program since February 2003.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 8,768 shares in the three-month period ended September 24, 2004 at a cost of $125,000, or $14.26 per share, and 3,978 shares in the three-month period ended September 26, 2003 at a cost of $82,100, or $20.63 per share. During the three-month period ended September 24, 2004, 544 shares were sold or withdrawn from the plan and 1,442 shares were removed from treasury for future withdrawals for terminated employees. 919 shares were withdrawn from the plan during the three-month period ended September 26, 2003.

SEGMENT REPORTING

SWS operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported. The Brokerage Group no longer includes the entities of Mydiscountbroker and Southwest Clearing as these entities were dissolved in July 2004. The balances for these entities are included in the balances presented for the three-month period ended and as of September 26, 2003.

The category “other consolidated entities” includes SWS Group and SWS Insurance. The three-month period ended September 26, 2003 includes the balances of SWS Technologies. As SWS Technologies was dissolved in July 2004, the September 24, 2004 balances do not include balances from this entity. SWS Group is a holding company that owns various investments, including the investment in USHS common stock. SWS Group held the investment in Knight stock through June 30, 2004. See “-Marketable Equity Securities.” SWS Insurance facilitates the sale of insurance and annuities for customers of Southwest Securities and its correspondents. There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended September 24, 2004
Net revenues from external sources	$51,702	$149	$12,713	$24,008	$88,572
Net intersegment revenue (expense)	(747)	—	760	(13)	—
Net interest revenue (expense)	7,286	—	9,806	(20)	17,072
Depreciation and amortization	1,500	2	166	—	1,668
Income before income taxes and minority interest in consolidated subsidiaries	2,234	5	4,697	22,555	29,491
Net income	1,251	3	3,123	14,654	19,031
Segment assets	4,442,806	574	622,912	21,249	5,087,541
Expenditures for long-lived assets	654	—	455	—	1,109

Three months ended September 26, 2003
Net revenues from external sources	$51,450	$255	$12,398	$(333)	$63,770
Net intersegment revenue (expense)	(760)	—	799	(39)	—
Net interest revenue (expense)	6,742	—	9,735	(243)	16,234
Depreciation and amortization	1,270	2	150	38	1,460
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(654)	74	4,731	(2,041)	2,110
Net income (loss)	(547)	48	3,134	(1,352)	1,283
Segment assets	3,917,927	1,689	719,858	32,338	4,671,812
Expenditures for long-lived assets	1,422	—	265	(256)	1,431

On the consolidated statements of income and comprehensive income, minority interest is solely related to the Banking Group and other comprehensive income (loss) is solely related to SWS Group, which is included in the “Other Consolidated Entities” category, above.

COMMITMENTS, CONTINGENCIES and GUARANTEES

Commitments and Contingencies. In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS Group and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims, other than as described below, will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

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

Venture Capital Fund: SWS has committed $5 million to invest in a limited partnership venture capital fund. As of September 24, 2004, SWS had contributed $3.5 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period.

Underwriting: Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase can not be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at September 24, 2004 were $114,837,000 for public finance. All open underwritings are scheduled to be settled within the next 60 days and have no material effect on the consolidated financial statements.

SEC/NYSE Mutual Fund Inquiry: Southwest Securities was the subject of investigations of improper mutual fund trading alleged to have occurred from October 2002 through September 2003. The inquiries were conducted by the SEC and the NYSE and relate to the adequacy of the subsidiary’s supervision of certain employees and the firm’s compliance with books and records and document production requirements.

SWS recorded a liability of $10 million in fiscal 2004 for this contingency. While this estimate is based on lengthy settlement discussions with the regulatory authorities, a final settlement has not yet been reached. And while we do not currently anticipate any further material liability related to these regulatory actions, no assurance can be given that these matters will be settled substantially on these terms.

Guarantees. SWS implemented FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5-Contingencies, SFAS No. 57-Related Party, and SFAS No. 107-Disclosure of Fair Value of Financial Instruments and rescission of Financial Accounting Standards Board Interpretation No. 34” (“FIN 45”), effective for reporting periods ending after December 15, 2002. Implementation of this statement had no material impact on SWS’ financial condition or results of operations.

In March 2002, SWS issued a loan guarantee for FSB Financial for $10,000,000. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25,000,000, up to a maximum of $35,000,000. At September 24, 2004, the Bank had loaned $28,950,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $3,950,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements, as FIN 45 requires disclosure only of guarantees issued between parents and their subsidiaries.

In connection with the 2002 spin-off of SWS’ primary asset management subsidiary, the Westwood Holding Group, Inc., SWS agreed to indemnify the Westwood Holding Group, Inc. from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. SWS’ management believes that the resolution of the remaining issues associated with the Boykin Trust in bankruptcy will not have a material impact on SWS’ consolidated financial statements.

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $440,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

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

ACCOUNTING PRONOUNCEMENTS

Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.” FASB issued FIN No. 46 on January 17, 2003. In December 2003, FASB issued a revision to FIN No. 46, FIN No. 46R. Based on a review of its investments and FIN No. 46R, SWS determined that it has one VIE, as defined by FIN No. 46R, that should be consolidated. See “-Equity Method Investments.”

Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In June 2003, FASB issued SFAS No. 150. This statement establishes standards for how SWS should classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement applies to SWS’ minority interest in the Bank’s subsidiaries. On November 5, 2003, FASB deferred, indefinitely, the implementation of SFAS No. 150 as it pertains to minority interest. SWS’ fair value of the minority interest in the Bank’s subsidiaries is approximately equivalent to book value. Thus, the amount that would be paid if the Bank’s subsidiaries terminated and settled their operations at September 24, 2004 would be $2.4 million.

SUBSEQUENT EVENT

In October 2004, SWS closed its May Financial office in Brighton, Michigan. As a result, SWS will be recording approximately $543,000 in disposal costs in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Approximately $212,000 represents lease termination costs, $276,000 represents costs associated with the termination of contracts and $55,000 represents severance and related payroll costs to be paid to the 22 terminated employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (“we,” “us,” or the “Company”) is primarily engaged in securities execution and clearing, securities brokerage, investment banking, securities lending and borrowing, and trading as a principal in equity and fixed income securities. We also engage in full-service banking and asset management. All of these activities are highly competitive.

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

Brokerage Group

Growth in the U.S. equities market slowed in the first quarter of fiscal 2005 due to the normal summer slowdown in trading activities as well as investor uncertainty resulting from the upcoming election, continued threats of terrorist attacks, oil prices and rising interest rates. The Dow Jones Industrial Average decreased from 10,435.48 at June 30, 2004 to 10,047.24 at September 24, 2004. Trading volumes overall remained light with average daily volume on the New York Stock Exchange (“NYSE”) of 1.3 billion shares for the first quarter of fiscal 2005 compared to 1.4 billion in the same period last year. The revenues generated by our clearing business are dependent on active markets. Sustained growth in volumes is necessary for growth in our clearing business. The volume of trades we processed in the first three months of fiscal 2005 were down substantially compared to the same period in the prior year, reflecting significantly lower volumes in the active trading segment of our customer base. We expect continued declines in trades processed as one of our high volume trading customers is expected to clear through an affiliate of its parent beginning in the second quarter of fiscal 2005. This customer represented $637,000 in net revenues in the first quarter of fiscal 2005.

Month end margin balances reported by NYSE member firms averaged $177 billion in the first quarter of fiscal 2005 versus $170 billion in fiscal 2004. We rely on margin lending to our customers to generate revenue. Sustained improvement in stock prices are necessary to promote growth in margin balances and to facilitate earnings growth from margin lending to our customers. Our margin balances averaged $367 million, up 31.5% over the comparable period last year but down 4.7% from the three-month period ended June 25, 2004.

Stock loan balances are also influenced by the volumes in the market as well as interest rates. Stock lending balances were up more than 2% over the comparable period last year but were down 11.5% from June 2004 levels. As markets improve, these balances generally increase subject to credit limits imposed by our counter-parties and us. We earn an interest spread in this business that is impacted by the overall interest rate environment. When rates begin to rise, we may have an opportunity to widen the interest spread we earn.

The interest rate environment also impacts our fixed income businesses. In the first three months of fiscal 2005, the Federal Reserve Board continued to increase the discount rate with the rate rising 50 basis points in the first quarter of fiscal 2005, which negatively impacted revenues in our fixed income business. Our fixed income business activity level is driven by spreads to published rates, the direction of rates and economic expectations. Management constantly monitors our exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

We are currently focused on three aspects of our business: growing our clearing business, taking advantage of our prominence in the Southwest to become a nationally recognized full-service regional brokerage firm and growing Southwest Securities Bank, FSB (the “Bank”). Continued improvement in the equity markets is critical to growth in our clearing and brokerage businesses. As management continues to refine our focus, acquisitions or dispositions could be warranted.

In evaluating the clearing business, management is focused on growth in clearing fees as well as increased margin balances and tickets processed. While growth in the number of correspondents is important, margin balances and tickets processed are the key variables used to determine growth in this business.

To realize our goal of becoming a nationally recognized full-service regional brokerage firm, it is essential to grow the retail brokerage distribution network. This will be accomplished through the hiring of additional registered representatives and the opening of new branch office locations in the Southwest. Opening new branch offices requires outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. New office locations generally take at least a year after permanent space is occupied to achieve a breakeven point, depending on successful recruiting of registered representatives. We are currently focused on filling our existing offices with producing registered representatives.

Equity capital markets are an integral part of a full-service regional firm. Revenue from this area is cyclical and varies significantly with the growth in the equity markets. Consequently, investment in personnel could negatively impact earnings in periods of limited equity capital markets activity.

As our full-service brokerage segment grows, management will be reviewing profitability as well as productivity by registered representatives, transactions processed and deals completed, to measure success in this area.

Our emphasis on the full-service brokerage aspect of our business is expected to diversify our revenue stream and to enhance areas of our business that have relatively higher margins than our traditional clearing business. In the full-service brokerage section of our business, we retain more of each dollar of commission than in a traditional clearing arrangement. As the full-service business grows, we expect to be able to take advantage of the increased margin.

To accomplish our goals, we closed, effective October 2004, our May Financial Corporation office in Brighton, Michigan. As a result, we will recognize approximately $543,000 in disposal costs in the second quarter of fiscal 2005. May Financial Corporations’ revenues represent 0.6% of our total consolidated revenues for the three months ended September 24, 2004. May Financial Corporation’s net loss for the three months ended September 24, 2004 was $466,000.

We completed our conversion to a new electronic brokerage operating system in August of 2002, but continue with ongoing efforts to upgrade and enhance the core system with investments in the technology area. Management continually reviews equipment and communications in an effort to offset some of the costs of software enhancement. Our system was developed by Comprehensive Software Systems, Ltd. (“CSS”), an entity that is backed by a consortium of brokerage firms, including Southwest Securities, Inc. (“Southwest Securities”). The development of the system required more time and capital from these brokerage firms than was originally anticipated. While the system is fully functional at SWS, other consortium members have yet to completely install the system. Decisions by these other firms will impact CSS’ ability to continue to deliver new modules and enhancements and could impact the cost of technology to us.

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

Mortgage interest rates declined slightly in the first quarter of fiscal 2005 as compared to the first and fourth quarters of fiscal 2004. The average balances in the Bank’s purchased mortgage loan program, consequently were up 23% over the average balances in the fourth quarter of fiscal 2004. In the event mortgage interest rates increase, the Bank could experience lower revenues from these operations. The bank was able to invest funds in loans in the first quarter of fiscal 2005 utilizing approximately $31 million in excess liquidity. The yield on mortgage loans range from 5% to 6%, while excess liquidity generally yields 1% to 2%, resulting in an increase in interest revenue. The Bank continued to diversify its lending base through increased commercial lending. The Bank’s commercial real estate lending was up 21% from the comparable quarter last year due to a continued focus on the Bank’s Community Banking division, and consumer loans were up more than 60% over the comparable quarter last year. The Bank recently entered the single-family mortgage banking business in the Dallas-Fort Worth and South Texas markets.

SEC/NYSE Mutual Fund Inquiry

Southwest Securities was the subject of investigations of improper mutual fund trading alleged to have occurred from October 2002 through September 2003. The inquiries were conducted by the Securities and Exchange Commission (“SEC”) and the NYSE and questioned the adequacy of the subsidiary’s supervision of certain employees and the firm’s compliance with books and records and document production requirements. During the third quarter of fiscal 2004, we recorded $2.0 million for this contingent liability. In the fourth quarter, we recorded an additional $8.0 million for a total reserve of $10 million ($9.3 million after tax). While these estimates are based on lengthy settlement discussions with the regulatory authorities, no final settlement has yet been reached. And while we do not currently anticipate any further material liability related to these regulatory actions, no assurance can be given that these matters will be settled or settled substantially on these terms.

Regulation

On October 11, 2004, Congress passed the American Jobs Creation Act of 2004 (the “Job Act”), which includes numerous provisions that may affect business practices and accounting for income taxes. Since the Job Act was enacted in October, any effects from the law itself would not be reflected in our income tax provision until the second quarter of fiscal 2005. Management is currently evaluating what, if any, effects the Job Act may have on us.

RESULTS OF OPERATIONS

Net income for the three-month period ended September 24, 2004 was $19,031,000 representing an increase of $17,748,000 over net income for the comparable three-month period ended September 26, 2003 of $1,283,000. The three-month period ended September 24, 2004 as well as the comparable period last year contained 63 trading days.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results are discussed below.

Archipelago. In August 2004, Archipelago Holdings, L.L.C. (“Archipelago”) declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock. SWS sold 23,714 shares at $10.695 per share, yielding a gain of $254,000 (an after-tax gain of $165,100), in the offering. After giving effect to these transactions, SWS owns 43,721 shares of Archipelago stock. SWS recorded a gain of $658,000 in the first quarter of fiscal 2005 from the market appreciation of the remaining Archipelago shares.

Maturity of DARTS. The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities, “ as amended, in the first quarter of fiscal 2001 created a non-cash earnings impact on our financial statements in fiscal 2004. SFAS No. 133 was applicable to our 5% Exchangeable Subordinated Notes (“Notes”), issued in the form of DARTSsm (or, “Derivative Adjustable Ratio Securitiessm”) in June 1999. The DARTS contained an equity-based derivative designed to hedge changes in fair value of our investment in Knight Trading Group, Inc. (“Knight”) common stock. The embedded derivative was designated as a fair value hedge of our investment in Knight shares.

SFAS No. 133 requires fair value recognition of the DARTS’ embedded derivative in our consolidated statements of financial condition. Changes in the fair value of the embedded derivative were required to be recognized in earnings, along with the change in the fair value of the Knight shares.

The DARTS matured on June 30, 2004, at which time, we chose to deliver our remaining 373,550 shares of Knight stock in satisfaction of our obligation. Extinguishment of this obligation resulted in a non-cash gain of $23,567,000. $4,835,000 of the gain was on the extinguishment of debt. The remainder of the gain was equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the hedging date. See “-Exchangeable Subordinated Notes” in the Notes to our Consolidated Financial Statements contained in this Report.

Investment in Comprehensive Software Systems, Ltd. The continued enhancement of our brokerage system is important to the growth of our clearing and retail brokerage businesses. To facilitate enhancement of the systems developed by CSS, we entered into a loan agreement on December 6, 2002 with CSS that called for the total advance of $3,250,000 in quarterly installments of $812,500 beginning January 6, 2003. In June of 2003, we amended the loan agreement to provide that our two remaining quarterly installments would be increased to $937,500. All other terms of the agreement were unchanged. Because of this commitment, we began recognizing our share of the undistributed losses of CSS in January of 2003. Effective December 20, 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase will be made in equal quarterly installments and will ultimately result in increasing our position in CSS to 30.22%. Three purchases totaling $2,164,000 have been made as of September 24, 2004. For the three-month period ended September 24, 2004, based on our percentage of ownership, our pro-rata share of CSS’ losses was $767,000, which was greater than the $721,000 invested during the three months ended September 24, 2004 by $46,000. From inception of the loan to date, based on our percentage of ownership, our pro-rata share of losses of $6,224,000 was greater than the $5,664,000 loaned and invested by $560,000. As a result, there is no recorded equity investment or loan receivable from CSS at September 24, 2004.

Analysis of Operations

Our pretax income was $29,491,000 and $2,110,000 for the three months ended September 24, 2004 and September 26, 2003, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month period ended September 24, 2004 compared to the three-month period ended September 26, 2003 (dollars in thousands):

	Amount	%
Net revenues:
Net revenues from clearing operations	$(1,609)	(30)%
Commissions	(2,633)	(12)
Net interest	838	5
Investment banking, advisory and administrative fees	802	13
Net gains on principal transactions	18,863	546
Other	6,430	235

	22,691	41

Operating expenses:
Commissions and other employee compensation	(1,127)	(3)
Occupancy, equipment and computer service costs	(525)	(7)
Communications	(58)	(2)
Floor brokerage and clearing organization charges	(186)	(11)
Advertising and promotional	34	4
Other	(2,828)	(36)

	(4,690)	(9)

Pretax income	$27,381	1,298%

Net revenues increased for the first quarter of fiscal 2005 by $22.7 million. The largest component of the increase was in other revenue and net gains on principal transactions, which was up $6.4 million and $18.9 million, respectively, due primarily to the $23.6 million gain attributable to the DART maturity.

Operating expenses decreased $4.7 million for the three months ended September 24, 2004. The largest decreases were in commissions and other employee compensation and other expenses. The decrease in commissions and other employee compensation is due primarily to decreases in commissions and incentive compensation resulting from reduced business line profitability. The decrease in other expenses was due primarily to the Bank’s decrease in its allowance for probable loan losses, a decrease in legal expenses due to the completion of cases open at the end of the same quarter last year, a decrease in state tax expenses and the release of reserves related to the purchases of Southwest Clearing Corporation (“Southwest Clearing”), which was dissolved in July 2004.

Net Revenues from Clearing Operations. Net revenues from clearing decreased $1.6 million compared to the three months ended September 26, 2003. Net clearing revenues decreased due to a decrease in total transactions processed from 9,055,973 in the first quarter of fiscal 2004 to 4,870,482 in the first quarter of fiscal 2005. Revenue per ticket increased 29% in the first quarter of fiscal 2005 compared to the same period last year due to changes in the mix of clearing transactions. Revenue per transaction was $0.75 for the first quarter of fiscal 2005 versus $0.58 for the first quarter of fiscal 2004.

Commissions. Commission revenue decreased 12% for the three-month period ended September 24, 2004 compared to the three-month period ended September 26, 2003 as a result of decreased trading volumes. The largest decreases were recorded in the Private Client Group and Fixed Income Sales and Trading. The decreases were offset by a slight increase in commission revenue in Independent Registered Representatives and Portfolio Trading. Uncertainty in economic and world events and the departure of certain brokers led to the decrease in revenues. Commission revenue by type of representative is as follows (dollars in thousands):

	Three Months Ended
	September 24, 2004		September 26, 2003
	Amount	No. of Reps	Amount	No. of Reps
Southwest Securities brokers:
Private Client Group	$4,653	89	$6,557	96
Fixed Income Sales & Trading	5,861	37	6,926	32
Institutional Equity Sales	1,863	10	2,133	11
Independent Registered Representatives	4,753	402	4,654	416
Portfolio Trading	1,855		1,476
Other	240		112

	$19,225		$21,858

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

The components of interest earnings are as follows for the three-month periods ended September 24, 2004 and September 26, 2003 (in thousands):

	Three Months Ended
	September 24, 2004	September 26, 2003
Interest revenue:
Customer margin accounts	$4,582	$3,564
Assets segregated for regulatory purposes	1,331	1,319
Stock borrowed	9,022	6,689
Bank loans	11,867	11,775
Other	550	1,056

	$27,352	$24,403

Interest expense:
Customer funds on deposit	$1,106	$1,099
Stock loaned	6,659	4,391
Bank deposits	1,498	1,923
Federal Home Loan Bank advances	385	251
Other	632	505

	10,280	8,169

Net interest	$17,072	$16,234

Brokerage Group: For the three months ended September 24, 2004 and September 26, 2003, net interest income from the Brokerage Group accounted for approximately 9.3% and 12%, respectively, of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended
	September 24, 2004	September 26, 2003
Average interest-earning assets:
Customer margin balances	$367,000	$279,000
Assets segregated for regulatory purposes	379,000	485,000
Stock borrowed	2,845,000	2,770,000

Average interest-bearing liabilities:
Customer funds on deposit	607,000	617,000
Stock loaned	2,745,000	2,689,000

Net interest revenue from customer margin balances increased 29% for the three months ended September 24, 2004 over the first quarter of fiscal 2004 due primarily to the increase in average margin balances of $88 million. The increase in net interest revenue generated from securities lending activities for the quarter of 3% is due to increases in the average balances of $75 million for stock borrowed and $56 million for stock loaned. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business.

Banking Group: Net interest revenue generated by the Bank accounted for approximately 13% and 17% of net revenue in the three-month periods ended September 24, 2004 and September 26,

2003, respectively. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and changes in the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2004 and September 30, 2003 (dollars in thousands):

	Three Months Ended
	September 30, 2004			September 30, 2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$144,210	$2,155	5.9%	$218,116	$3,342	6.1%
Real estate – construction	111,847	1,856	6.6	93,982	1,529	6.5
Commercial	186,500	3,418	7.3	162,015	2,882	7.1
Individual	71,159	3,571	19.9	45,523	3,439	30.0
Land	48,988	867	7.0	40,068	583	5.8
Investments	44,635	143	1.3	92,286	239	1.0

	607,339	$12,010	7.9%	651,990	$12,014	7.3%
Noninterest-earning assets:
Cash and due from banks	7,923			46,174
Other assets	12,111			11,944

	$627,373			$710,108

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$110,519	$870	3.1%	$205,559	$1,470	2.8%
Money market accounts	16,940	33	0.8	17,686	37	0.8
Interest-bearing demand accounts	54,129	77	0.6	361,548	414	0.5
Savings accounts	295,031	518	0.7	1,292	2	0.6
Federal Home Loan Bank advances	35,843	385	4.3	28,193	251	3.5
Notes payable	22,250	333	5.9	4,783	83	6.9

	534,712	2,216	1.6%	619,061	2,257	1.5%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	26,425			25,768
Other liabilities	5,812			11,017

	566,949			655,846
Stockholders’ equity	60,424			54,262

	$627,373			$710,108

Net interest income		$9,794			$9,757

Net yield on interest-earning assets			6.4%			5.9%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended
	September 24, 2004 compared to September 26, 2003
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$(1,187)	$(1,132)	$(83)	$28
Real estate - construction	327	291	30	6
Commercial	536	436	87	13
Individual	132	1,936	(1,154)	(650)
Land	284	129	127	28
Investments	(96)	(127)	61	(30)

	$(4)	$1,533	$(932)	$(605)

Interest expense:
Certificates of deposit	$(600)	$(680)	$149	$(69)
Money market accounts	(4)	(2)	(2)	—
Interest-bearing demand accounts	(337)	(352)	101	(86)
Savings accounts	516	424	—	92
Federal Home Loan Bank advances	134	188	(14)	(40)
Notes payable	250	304	(12)	(42)

	(41)	(118)	222	(145)

Net interest income	$37	$1,651	$(1,154)	$(460)

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reason for the increase for the first quarter of fiscal 2005 over the comparable quarter in the prior year is an increase in corporate finance fees of $308,000 and fixed income related fees of $239,000.

Average assets under management by the Asset Management Group were $672,000,000 and $975,000,000 in the first quarters of fiscal 2005 and 2004, respectively.

Net Gains on Principal Transactions. The increase in net gains on principal transactions of $18.9 million for the three-months ended September 24, 2004 versus September 26, 2003 was due primarily to the $18.7 million recognized upon the maturity of the DARTS, which represents the difference between the fair value of the Knight stock upon acquisition and the Knight stock on the hedging date.

Other Revenue. Other revenue increased approximately $6.4 million for the three-month period ended September 24, 2004 compared to the three-month period ended September 26, 2003. The increase is due primarily to the $4.8 million non-cash gain recognized upon maturity of the DARTS for gain on extinguishment of debt. The remaining increase is due to increases in fees received from insurance products and miscellaneous bank fees.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature based on the level of operating revenues, earnings and the number of registered representatives employed. Overall, commissions and other employee compensation decreased $1.1 million for the quarter over the comparable period in fiscal 2004. A decrease of $0.8 million was due to commissions paid to revenue-

producing employees generating lower levels of commissions revenue. We also experienced a decrease of $0.8 million in incentive compensation due to reduced business line profitability. These decreases were offset by a $0.5 million increase in salaries.

Occupancy, Equipment and Computer Services. The decrease in the three-month period ended September 24, 2004 from the comparable period in the prior year period is primarily due to a decrease in equipment rental costs. After the completion of the conversion of our brokerage operating system, we had reduced need for technology equipment. Additionally, as existing technology leases expired, we began purchasing equipment rather than leasing, which reduced the overall cost of ownership to us. This decrease was offset by an increase in depreciation expense for the equipment purchased.

Other Expense. The decrease in other expense for the first quarter of fiscal 2005 was $2.8 million compared to the first quarter of last year. The decrease is made up of a $600,000 decrease in the Bank’s provision for loan losses, as credit quality of loans improved. Additionally, legal fees decreased $578,000 while other taxes decreased $905,000. We finalized a state gross receipts tax refund claim of approximately $200,000 and released related accruals. Finally, we had a decrease of $582,000 in other expenses related to the resolution of items from purchases of Southwest Clearing, which was dissolved in July 2004.

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

Loans receivable at September 24, 2004 and June 25, 2004 are summarized as follows (in thousands):

	September 24, 2004	June 25, 2004
Real estate – mortgage	$153,052	$135,307
Real estate – construction	139,736	140,330
Commercial	158,102	155,290
Individuals	72,029	69,133
Land	50,536	41,980

	$573,455	$542,040

The following table shows the expected life of certain loans at September 24, 2004, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total

Real estate – construction	$110,446	$17,913	$11,377	$139,736
Commercial	24,679	60,589	72,834	158,102

Total	$135,125	$78,502	$84,211	$297,838

Amount of loans based upon:
Floating or adjustable interest rates	$132,185	$64,667	$64,820	$261,672
Fixed interest rates	2,940	13,835	19,391	36,166

Total	$135,125	$78,502	$84,211	$297,838

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of September 24, 2004 and June 25, 2004 are as follows (dollars in thousands):

	September 24, 2004	June 25, 2004
Loans accounted for on a non-accrual basis	$5,367	$4,646

Non-performing loans as a percentage of total gross loans	1.07%	0.96%

Loans past due 90 days or more, not included above	$823	$599

Troubled debt restructurings	$1,872	$2,280

An analysis of the allowance for probable loan losses for the three-month periods ended September 24, 2004 and September 26, 2003 is as follows (dollars in thousands):

	Three Months Ended
	September 24, 2004	September 26, 2003
Balance at beginning of period	$4,643	$4,421
Charge-offs – individual	(688)	(763)
Charge-offs – commercial, financial and agricultural	—	(9)
Recoveries - individual	26	31

Net charge-offs	(662)	(741)
Additions charged to operations	646	1,041

Balance at end of period	$4,627	$4,721

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.14%

The allowance for probable loan losses is applicable to the following types of loans as of September 24, 2004 and June 25, 2004 (dollars in thousands):

	September 24, 2004		June 25, 2004
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,470	27.6%	$1,473	28.7%
Real estate - construction	834	24.3	799	25.8
Real estate – mortgage & land	1,316	35.5	1,347	32.7
Individuals	1,007	12.6	1,024	12.8

	$4,627	100.0%	$4,643	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three-month periods ended September 24, 2004 and September 26, 2003 can be found in this Report under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $30,227,000 and $30,425,000 at September 24, 2004 and June 25, 2004, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. The Bank has in excess of $300 million ($336 million at September 24, 2004) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB.

Advances from Federal Home Loan Bank. The Bank finances some of its short-term borrowing needs through advances from the FHLB. The following table represents advances from the FHLB which were due within one year, generally 2-7 days, during the three-month periods ended September 24, 2004 and September 26, 2003 (dollars in thousands):

	Three Months Ended
	September 24, 2004		September 26, 2003
	Amount	Interest Rate	Amount	Interest Rate
At end of period	$2,298	6.9%	$—	—%
Average during period	1,687	6.8%	10,437	1.3%
Maximum month-end balance during period	3,500	—	36,875	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At September 24, 2004, the amount outstanding under these secured arrangements was $16,800,000, which was collateralized by securities held for firm accounts valued at $70,885,000.

We also have an irrevocable letter of credit agreement (aggregating $45,000,000 at September 24, 2004) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $59,117,000 at September 24, 2004. We also have unsecured letters of credit, aggregating $2,250,000 at September 24, 2004, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At September 24, 2004, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc. in the amount of $857,000. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At September 24, 2004, the total amount available for borrowings was $16,893,000. There were no amounts outstanding at September 24, 2004.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs for the foreseeable future.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements, as defined by the SEC, include certain transactions, agreements or other contractual arrangements pursuant to which a company has any obligation under certain guarantee contracts, certain retained or contingent interests in assets transferred to an unconsolidated entity, any obligation under certain derivative investments, or any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support or engages in leasing, hedging or research and development services with us. We generally do not enter into off-balance sheet arrangements, other than those described in the Contractual Obligations and Contingent Payments section of our annual report on Form 10-K for the fiscal year ended June 25, 2004 filed September 8, 2004 with the SEC. In addition, our broker-dealer subsidiaries and the Bank enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 23 of the Notes to Consolidated Financial Statements contained in our annual report on Form 10-K for the fiscal year ended June 25, 2004 filed with the SEC on September 8, 2004.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See “Net Capital Requirements” in the Notes to the Consolidated Financial Statements contained in this Report.

Banking Group

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “gap” data.

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB for the purpose of purchasing the short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $113.6 million. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Bank has historically met all the capital adequacy requirements to which it is subject.

We created a new bank holding company in October 2003, SWS Banc Holdings, Inc, that could be used to issue trust-preferred securities to facilitate additional capital at the Bank. There is no current plan for the Bank to issue trust-preferred securities.

Bank Borrowings. On February 3, 2004, FSB Financial, LTD. (“FSB Financial”) obtained a line of credit in the amount of $10 million. FSB Financial has borrowed $10.0 million on this line as of September 24, 2004. The note matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 1%.

A new participant in FSB Financial’s line of credit with the Bank was added in the first quarter of fiscal 2004 in the amount of $2,500,000. All terms of the loan are the same as those between FSB

Financial and the Bank. The loan matures on March 22, 2005 and interest is paid on a monthly basis at a rate of prime plus 1.5%.

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. $5 million is outstanding at September 24, 2004. A member of our management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%.

Cash Flow

Net cash used in operating activities was $52,149,000 for the three months ended September 24, 2004 compared to net cash provided by operating activities of $36,312,000 for the three months ended September 26, 2003. The primary reason for the use of cash was increased investment in securities owned of $47,000,000.

Net cash used in investing activities for the three-month period ended September 24, 2004 was $15,485,000 compared to cash provided by investing activities of $ 1,991,000 for the three-month period ended September 26, 2003. The change from the prior comparable period was due primarily to increased mortgage funding.

Net cash flows provided by financing activities totaled $12,503,000 for the three-month period ended September 24, 2004 compared to $120,681,000 for the three-month period ended September 26, 2003. The primary difference was the decrease in deposits at the Bank, reduced reliance on borrowings by the Bank from the FHLB due to cash inflows from Southwest Securities’ customers and decrease in the amount of short-term borrowings needed in fiscal 2005 compared to fiscal 2004.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2005.

We restated our cash flow presentation for the three months ended September 26, 2003. See “-Restatement of Cash Flow Statement” in the Notes to our Consolidated Financial Statements contained in this Report.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire in December 31, 2005, to repurchase 500,000 shares. No shares have been repurchased since February 2003.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. The plan purchased 8,768 shares in the three-month period ended September 24, 2004 at an average cost of $14.26 per share. 544 shares were sold or withdrawn from the plan and 1,442 shares were removed from treasury for future withdrawals for terminated employees. See “Part II. Other Information-Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

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

In accordance with the SEC’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased, which are in our trading portfolio, as well as marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$39	$1,464	$5,861	$12,356	$19,720
U.S. Government and Government agency obligations	3,436	14,788	7,086	1,359	26,669
Corporate obligations	(1,860)	6,945	2,082	9,360	16,527

Total debt securities	1,615	23,197	15,029	23,075	62,916
Corporate equity	—	—	—	4,721	4,721
Other	11,913	—	—	—	11,913

	$13,528	$23,197	$15,029	$27,796	$79,550

Weighted average yield
Municipal obligations	—%	2.4%	1.6%	3.3%	2.5%
U.S. Government and Government agency obligations	1.7%	1.5%	3.2%	4.9%	2.0%
Corporate obligations	1.3%	3.6%	4.5%	5.0%	4.1%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$3,205	$3,205

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially since June 25, 2004. See our Annual Report on Form 10-K for the fiscal year then ended.

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this Report) that

•	predict or forecast future events;

•	depend on future events for their accuracy;

•	embody projections or assumptions;

•	or that otherwise contain “forward-looking information.”

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

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

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

Additionally, factors which may cause actual results to differ materially from our forward-looking statements include the ultimate resolution of the SEC/NYSE mutual fund inquiry, those factors discussed in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview,” “-Risk Management” and “-Critical Accounting Policies and Estimates” and those discussed in our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “-Risk Management”.

Item 4. Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 24, 2004. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 24, 2004, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three-month period ended September 24, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the general course of our brokerage business and the business of clearing for other brokerage firms, SWS Group and/or our subsidiaries have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims, other than as described below, will not result in any material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

SEC/NYSE Mutual Fund Inquiry: Southwest Securities, the Company’s largest operating subsidiary, was the subject of investigations of improper mutual fund trading alleged to have occurred from October 2002 through September 2003. The inquiries, which were conducted by the SEC and the NYSE, questioned the adequacy of Southwest Securities’ supervision of certain employees and the firm’s compliance with books and records and document production requirements. A former branch manager and two of the subsidiary’s former officers, including its former President, are expected to be fined and suspended from serving in a supervisory capacity.

While there have been lengthy settlement discussions, no final settlement has been reached. At September 24, 2004, a total of $10.0 million is reserved for this contingency.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by SWS during the quarter ended September 24, 2004 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans
6/26/04 to 7/30/04	1,332	$14.74	1,332	612,954	(2)
7/31/04 to 8/27/04	5,586	13.81	5,586	607,368	(3)
8/28/04 to 9/24/04	1,850	15.28	1,850	606,960	(4)

	8,768	$14.26	8,768

(1)	Amounts represent shares purchased under our Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”), established by SWS in July 1999. The Deferred Compensation Plan was established for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the Deferred Compensation Plan consist of employee pre-tax contributions and matching contributions by SWS up to a specified limit. Participants can invest in SWS’ common stock or a variety of mutual funds. If SWS’ common stock is elected, the Deferred Compensation Plan trustee purchases the necessary shares in the open market. The SWS stock purchased is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of our consolidated statements of financial condition. No more than 200,000 shares of stock may be issued pursuant to the Deferred Compensation Plan and the Deferred Compensation Plan will terminate on June 30, 2009.
(2)	Represents 112,954 shares available for purchase under the Deferred Compensation Plan and 500,000 shares available for purchase under a stock repurchase program approved by our Board of Directors (the “Stock Repurchase Program”), pursuant to which SWS has authorization, which will expire on December 31, 2005, to repurchase 500,000 shares. No shares were repurchased under the Stock Repurchase Program in the quarter ended September 24, 2004.
(3)	Represents 107,368 shares available for purchase under the Deferred Compensation Plan and 500,000 shares available for purchase under the Stock Repurchase Program.
(4)	Represents 106,960 shares available for purchase under the Deferred Compensation Plan and 500,000 shares available for purchase under the Stock Repurchase Program.

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

SWS Group, Inc.
(Registrant)

November 2, 2004	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

November 2, 2004	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

November 2, 2004	/S/ Stacy Hodges
Date	(Signature)
Stacy Hodges
Executive Vice President
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of August 10, 1999 between the Registrant and ASBI Holdings, Inc. incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

3.2*	Restated By-laws of the Registrant

10.1+	Deferred Compensation Plan incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

10.2+	Employee Stock Purchase Plan incorporated by reference to Exhibit 10 to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)

10.3+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996

10.4+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996

10.5+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.6+	Stock Purchase Plan (Restated) incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999

10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003

10.8+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to Exhibit C to the Registrant’s Proxy Statement filed October 9, 2003

10.9+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.10+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.11+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.12+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.13+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.14*+	Description of Registrant’s cash bonus plan

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

+ Management contract or compensatory plan or arrangement