Form 10-Q
period 2004-12-31
SWS GROUP INC
filed 2005-02-09
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 2, 2005, there were 17,382,714 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and June 25, 2004

(In thousands, except par values and share amounts)

(Unaudited)

	December	June
Assets
Cash and cash equivalents	$17,401	$88,589
Assets segregated for regulatory purposes	381,343	367,070
Marketable equity securities available for sale	2,812	7,038
Receivable from brokers, dealers and clearing organizations	3,062,420	3,107,287
Receivable from clients, net	387,073	421,799
Loans held for sale, net	114,310	79,083
Loans, net	523,064	462,957
Securities owned, at market value	145,226	136,199
Securities purchased under agreements to resell	48,433	4,909
Goodwill	8,543	8,183
Other assets	69,983	59,536

	$4,760,608	$4,742,650

Liabilities and Stockholders’ Equity
Short-term borrowings	$59,425	$—
Payable to brokers, dealers and clearing organizations	2,946,027	3,050,748
Payable to clients	678,617	691,456
Deposits	510,130	501,094
Securities sold, not yet purchased, at market value	127,294	88,957
Drafts payable	39,729	32,212
Advances from Federal Home Loan Bank	48,909	36,576
Other liabilities	90,650	82,968
Exchangeable subordinated notes	—	8,604

	4,500,781	4,492,615

Minority interest in consolidated subsidiaries	2,595	2,396

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 17,912,209 and outstanding 17,263,582 shares at December 31, 2004; issued 17,817,444 and outstanding 17,109,925 shares at June 25, 2004	1,791	1,781
Additional paid-in capital	247,432	245,391
Retained Earnings	16,869	(2,718)
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $293 at December 31, 2004 and $6,910 at June 25, 2004	545	12,833
Deferred compensation, net	182	834
Treasury stock (648,627 shares at December 31, 2004 and 707,519 shares at June 25, 2004, at cost)	(9,587)	(10,482)

Total stockholders’ equity	257,232	247,639
Commitments and contingencies

	$4,760,608	$4,742,650

See accompanying Notes to Consolidated Financial Statements.

1

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and six months ended December 31, 2004 and 2003

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2004	2003	2004	2003
Net revenues from clearing operations	$3,724	$5,009	$7,391	$10,285
Commissions	24,304	26,469	43,529	48,327
Interest	38,167	23,739	65,519	48,142
Investment banking, advisory and administrative fees	6,459	5,902	13,306	11,947
Net gains on principal transactions	3,456	6,072	25,772	9,525
Other	4,390	4,827	13,555	7,562

	80,500	72,018	169,072	135,788

Commissions and other employee compensation	35,853	36,550	67,346	69,301
Interest	17,442	8,423	27,722	16,592
Occupancy, equipment and computer service costs	6,699	7,164	13,566	14,551
Communications	3,098	3,345	6,185	6,497
Floor brokerage and clearing organization charges	1,587	1,681	3,169	3,449
Advertising and promotional	1,093	964	1,925	1,758
Other	7,388	7,128	12,328	14,767

	73,160	65,255	132,241	126,915

Income before income tax expense and minority interest in consolidated subsidiaries	7,340	6,763	36,831	8,873
Income tax expense	2,546	2,286	12,744	2,813

Income before minority interest in consolidated subsidiaries	4,794	4,477	24,087	6,060
Minority interest in consolidated subsidiaries	(253)	(221)	(515)	(521)

Net income	4,541	4,256	23,572	5,539
Other comprehensive income (loss):
Net holding gains and losses, net of tax of ($138) and ($169) for the three and six months ended December 31, 2004 and $290 and $1,354 for the three and six months ended December 31, 2003	327	1,155	166	3,228
Reclassification for hedging activities, net of tax of $9 for the six months ended December 31, 2004 and ($429) and ($1,064) for the three and six months ended December 31, 2003	—	(796)	17	(1,976)
Maturity of DARTSSM, net of tax of ($6,262)	—	—	(12,471)	—

Net income (loss) recognized in other comprehensive income	327	359	(12,288)	1,252

Comprehensive income	$4,868	$4,615	$11,284	$6,791

Earnings per share - basic
Net income	$0.27	$0.25	$1.38	$0.33

Weighted average shares outstanding – basic	17,111,267	17,041,885	17,088,836	17,022,322

Earnings per share – diluted
Net income	$0.26	$0.25	$1.36	$0.32

Weighted average shares outstanding – diluted	17,366,500	17,249,984	17,270,658	17,228,830

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2004 and 2003

(In thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2004	2003 (see “- Restatement of Cash Flow Statement”)
Cash flows from operating activities:
Net income	$23,572	$5,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,149	3,011
Amortization of discounts on loans purchased	(609)	(656)
Provision for doubtful accounts	2,598	1,644
Deferred income tax expense	(1,095)	596
Deferred compensation	635	651
Gain on sale of loans	(349)	(298)
Loss on sale of fixed assets	51	—
Loss on sale of real estate	3	273
Gain on maturity of DARTSSM	(23,567)	—
Equity in undistributed losses on investments	1,350	2,562
Net change in minority interest in consolidated subsidiaries	199	332
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	(14,273)	87,610
Net change in broker, dealer and clearing organization accounts	(59,854)	(45,407)
Net change in client accounts	21,407	(99,706)
Net change in loans held for sale	(35,227)	119,887
(Increase) decrease in securities owned	(8,547)	8,262
Increase in securities purchased under agreements to resell	(43,524)	(7,752)
(Increase) decrease in other assets	(4,745)	12,089
Increase in drafts payable	7,517	2,345
Increase in securities sold, not yet purchased	38,337	34,368
Decrease in other liabilities	(770)	(1,914)

Net cash provided by (used in) operating activities	(93,742)	123,436

Cash flows from investing activities:
Purchase of fixed assets	(2,235)	(3,544)
Purchase of real estate	(538)	—
Proceeds from the sale of fixed assets	51	—
Proceeds from the sale of real estate	2,528	8,223
Loan originations and purchases	(277,823)	(221,509)
Loan repayments	214,447	198,673
Cash paid for purchase of O’Connor & Company Securities, Inc., net of cash acquired	(360)	(378)
Cash paid on investments	(1,443)	(1,875)
Cash received on investments	20	40
Gain on sale of subsidiary	—	(1,082)
Sales of Federal Home Loan Bank stock	—	6,700
Purchases of Federal Home Loan Bank stock	(556)	(69)

Net cash used in investing activities	(65,909)	(14,821)

Cash flows from financing activities:
Payments on short-term borrowings	(1,014,965)	(981,600)
Cash proceeds from short-term borrowings	1,074,390	981,600
Payments on capital leases	(253)	(494)
Increase in deposits	9,036	1,277
Increase (decrease) in advances from Federal Home Loan Bank	12,333	(31,058)

	For the Six Months Ended December 31,
	2004	2003 (see “- Restatement of Cash Flow Statement”)
Cash proceeds from notes payable - Bank	10,050	5,925
Payment of cash dividends on common stock - SWS Group	(3,459)	(3,407)
Net proceeds from exercise of stock options	1,379	1,318
Proceeds related to Deferred Compensation Plan	(49)	30
Purchase of treasury stock	1	(30)

Net cash provided by (used in) financing activities	88,463	(26,439)

Net increase (decrease) in cash	(71,188)	82,176
Cash at beginning of period	88,589	74,706

Cash at end of period	$17,401	$156,882

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$948	$930

Maturity of DARTSSM	$23,567	$—

Removal from escrow marketable equity securities	$—	$1,082

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,234	$17,245

Taxes	$9,150	$2,733

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended December 31, 2004 and 2003

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 31, 2004, and for the three and six-month periods ended December 31, 2004 and 2003, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 25, 2004 filed on Form 10-K. Amounts included for June 25, 2004 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated. Certain amounts in fiscal 2004 have been reclassified to conform to the 2005 presentation.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”):

Brokerage Group
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
May Financial Corporation	“May Financial”
Mydiscountbroker.com, Inc.	“Mydiscountbroker”
Southwest Clearing Corp.	“Southwest Clearing”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
SWS Banc Holdings, Inc.	“SWS Banc”
Southwest Securities Bank, FSB	“Bank”
FSBF, LLC (75%)	“FSBF”
FSB Financial, LTD (73.5%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
SWS Technologies Corporation	“SWS Technologies”
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”

Brokerage Group. Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer and SWS Financial is a National Association of Securities Dealers (“NASD”) member broker/dealer and each is registered under the Securities Exchange Act of 1934 (“1934 Act”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission as registered investment advisors.

Mydiscountbroker and Southwest Clearing were dissolved in July 2004.

SWS filed a broker/dealer withdrawal with the NASD for May Financial on October 26, 2004. The effective date of the withdrawal was November 1, 2004. May Financial was dissolved December 31, 2004.

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

Banking Group. The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision. SWS Banc was incorporated as a wholly owned subsidiary of SWS Group in 2003 and became the sole shareholder of the Bank in 2004. FSB Financial purchases non-prime automobile loans and FSB Development develops single-family residential lots.

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

SWS Technologies was dissolved in July 2004.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. At December 31, 2004, SWS had two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS Group’s common stock for issuance to eligible officers, directors and employees of SWS Group or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

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

The following table illustrates the effect on net income and earnings per share if SWS had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$4,541	$4,256	$23,572	$5,539
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(100)	(262)	(307)	(708)

Pro forma	$4,441	$3,994	$23,265	$4,831

Earnings per share - basic:
As reported	$0.27	$0.25	$1.38	$0.33
Pro forma	0.26	0.23	1.36	0.28

Earnings per share - diluted:
As reported	$0.26	$0.25	$1.36	$0.32
Pro forma	0.26	0.23	1.35	0.28

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
Expected volatility	57%	52%
Risk-free interest rate	3.94%	3.15%
Expected dividend yield	2.66%	2.57%
Expected life	5 years	5 years

Restricted Stock Plan. On November 12, 2003, the shareholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 500,000 shares of SWS’ common stock to SWS’ directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. While the vesting period of each restricted stock award is determined on an individualized basis by the Compensation Committee of the Board of Directors, in general, restricted stock granted under the Restricted Stock Plan is fully vested after three years. On November 12, 2003, the Board of Directors approved grants under the Restricted Stock Plan to various officers and employees totaling 44,729 shares with a fair market value of $20.33 per share. On August 18, 2004, a second grant was approved totaling 65,950 shares at a price of $13.85. As a result of these grants, SWS recorded deferred compensation of approximately $1,823,000 and for the three and six months ended December 31, 2004, SWS has recognized compensation expense of approximately $129,000 and $241,000, respectively.

CASH & CASH EQUIVALENTS

The Company includes cash on hand, cash in banks and highly liquid investments with original maturities of three months or less as cash and cash equivalents.

RESTATEMENT OF CASH FLOW STATEMENT

SWS has restated its Statement of Cash Flows for the six months ended December 31, 2003 to appropriately reflect the gross cash receipts and disbursements of certain loans, real estate sales and notes payable related to certain banking transactions. The changes resulted in decreased cash from operations of $14.7 million. Cash flow provided by investing activities increased $8.8 million. Cash flow from financing activities was increased $5.9 million.

The effect of the revised presentation of cash flows from operating activities, cash flow from investing activities and cash flow from financing activities are presented below:

	Restated Amount	Previously Reported
Cash flow from operating activities	$123,436	$138,194
Cash flow from investing activities	(14,821)	(23,654)
Cash flow from financing activities	(26,439)	(32,364)

Net changes in cash	$82,176	$82,176

EQUITY METHOD INVESTMENTS

SWS is a part owner of Comprehensive Software Systems, Ltd. (“CSS”), a software development company formed in 1993 to develop a new brokerage front- and back-office system. Summarized financial information of CSS is as follows (in thousands):

	December 31, 2004	June 30, 2004
Total assets	$4,391	$7,235
Total liabilities	11,851	11,360
Shareholders’ equity	(7,460)	(4,125)

	Three Months Ended
	December 31, 2004	December 31, 2003
Total revenues	$1,263	$1,229
Net loss	(2,933)	(3,173)

	Six Months Ended
	December 31, 2004	December 31, 2003
Total revenues	$2,607	$2,253
Net loss	(5,525)	(7,190)

By fiscal 2002, SWS’ ownership in CSS equaled 25.08%, and SWS implemented the equity method of accounting, prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In June 2002, SWS determined that its investment in CSS was fully impaired and wrote off the investment and the associated goodwill.

In December 2002, SWS agreed to advance CSS the principal sum of $3,250,000 under a note bearing interest at 6% per annum. The note is payable in equal monthly installments beginning January 2008 with the final payment due January 2013. In June 2003, SWS and CSS amended the agreement to increase the total principal to $3,500,000. All other terms of the note were unchanged. See “- Subsequent Events.”

SWS resumed recording its share of the undistributed losses of CSS due to this loan agreement. In December 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase was made in four equal quarterly installments totaling $2,885,900 and resulted in increasing SWS’ position in CSS to 30.22%.

SWS’ share of the undistributed losses of CSS for the three and six months ended December 31, 2004 was $886,000 and $1,654,000, respectively. Based on SWS’ percentage of ownership, its pro-rata share of CSS’ losses was greater than the $721,000 purchased during the three months ended December 31, 2004 by $165,000. For the six-month period ended December 31, 2004, SWS’ pro-rata share of CSS’ losses was greater than the $1,443,000 purchased by $211,000. From initial application of the equity method of accounting to date, SWS’ pro-rata percentage of losses of $7,110,000 was greater than the $6,386,000 loaned and invested by $724,000. As a result, there is no recorded equity investment or loan receivable from CSS at December 31, 2004.

SWS has three other investment vehicles accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of December 31, 2004, SWS had contributed $3,500,000 to the fund. During the three and six months ended December 31, 2004, SWS recorded losses of $57,000 and income of $101,000, respectively, related to this investment. In comparison, during the three and six months ended December 31, 2003, SWS recorded losses of $251,000 and $506,000, respectively.

SWS’ two remaining equity investments had total losses for the three and six months ended December 31, 2004 of $5,100 and $7,700, respectively. The comparable periods of fiscal 2004 had total losses of $103,000 and $205,000, respectively.

The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003 and the revised version, FIN No. 46R, in December 2003. Upon review of its investments, SWS determined that it has one Variable Interest Entity (“VIE”), as defined by FIN No. 46R, that should be consolidated. This entity is consolidated at the Bank level through FSB Development. FSB Development has a limited partnership interest of $1.0 million in a land development limited partnership. The Bank has also loaned this limited partnership $3.0 million with an interest rate of prime plus 1% payable on December 17, 2005 to allow the limited partnership to purchase the land and finance the second phase of the development. As of December 31, 2004, the Bank consolidated $4.4 million in assets and $42,000 and $77,000 in net losses for the three and six months ended December 31, 2004 for this investment. FSB Development’s interest in the limited partnership is under contract to be sold to a third party in the third quarter of fiscal 2005.

SWS also has an investment in Archipelago Holdings, L.L.C., an electronic stock exchange, (“Archipelago”), recorded at its cost of zero. During the second quarter of fiscal 2004, SWS tendered half of its stake in Archipelago, or 303,456 shares of Archipelago common stock, for cash. SWS recognized a gain of $903,000 (after tax gain of $587,000). After the tender, SWS owned 303,456 shares of Archipelago. In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock. SWS sold 23,714 shares at $10.695, yielding a gain of $254,000 in the offering. After giving effect to these transactions, SWS owns 43,721 shares of Archipelago stock. This stock is included in securities owned and marked to market and is subject to a six-month holding period. The holding period ends February 19, 2005. See “-Securities Owned and Securities Sold, Not Yet Purchased.”

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 2004, SWS had U.S. Treasury securities with a market value of approximately $94,989,000, reverse repurchase agreements of approximately $99,341,000 and related cash and accrued interest of approximately $187,013,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $101,562,000. At December 31, 2004, SWS had no position in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”).

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

At December 31, 2004 and June 25, 2004, SWS held 457,154 shares of U.S. Home Systems, Inc. (“USHS”) with a cost basis of $2,018,000. The market value of the USHS shares was $2,812,000 at December 31, 2004 and $3,269,000 at June 25, 2004. There were no sales of USHS stock in the three-month periods ended December 31, 2004 and 2003.

At June 25, 2004, SWS held 373,550 shares of Knight Trading Group, Inc. (“Knight”) with a market value of $3,769,000, all of which were hedged by the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSSM (or “Derivative Adjustable Ratio SecuritiesSM”) and subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The DARTSSM matured on June 30, 2004. To satisfy the obligation at maturity, SWS delivered its remaining 373,550 shares of Knight stock to the DARTSSM holders. See “-Exchangeable Subordinated Notes.”

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 31, 2004 and June 25, 2004, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December	June
Receivable
Securities failed to deliver	$38,056	$25,214
Securities borrowed	2,968,157	3,053,926
Correspondent broker/dealers	31,029	16,397
Clearing organizations	6,075	6,085
Other	19,103	5,665

	$3,062,420	$3,107,287

Payable
Securities failed to receive	$47,342	$46,788
Securities loaned	2,882,016	2,962,133
Correspondent broker/dealers	13,425	18,351
Other	3,244	23,476

	$2,946,027	$3,050,748

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS has received collateral of $2,869,482,000 under securities lending agreements, of which the Company has repledged $2,858,940,000 at December 31, 2004. At June 25, 2004, SWS had collateral of $3,053,926,000 under securities lending agreements, of which SWS had repledged $2,927,311,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at December 31, 2004 and June 25, 2004 are summarized as follows (in thousands):

	December	June
First mortgage loans (principally conventional):
Real estate	$270,286	$245,292
Construction	113,954	112,016

	384,240	357,308

Consumer and other loans:
Commercial	44,092	37,427
Other	107,225	78,241

	151,317	115,668

Factored receivables	5,278	6,415

	540,835	479,391
Unearned income	(12,379)	(11,791)
Allowance for probable loan losses	(5,392)	(4,643)

	$523,064	$462,957

Impairment of loans with a recorded investment of approximately $7,814,000 and $4,646,000 at December 31, 2004 and June 25, 2004, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures - an Amendment of FASB Statement No. 114.”

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Balance at beginning of period	$4,627	$4,721	$4,643	$4,421
Provision for loan losses	1,473	838	2,119	1,879
Loans charged to the allowance, net	(708)	(949)	(1,370)	(1,690)

Balance at end of period	$5,392	$4,610	$5,392	$4,610

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At December 31, 2004 and June 25, 2004, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	December	June
Securities owned
Corporate equity securities	$5,303	$12,451
Municipal obligations	24,049	28,904
U.S. Government and Government agency obligations	41,144	27,330
Corporate obligations	66,896	56,984
Other	7,834	10,530

	$145,226	$136,199

Securities sold, not yet purchased
Corporate equity securities	$2,254	$2,949
Municipal obligations	31	509
U.S. Government and Government agency obligations	54,112	16,139
Corporate obligations	70,548	68,894
Other	349	466

	$127,294	$88,957

During the quarter, certain of the above securities were pledged to secure short-term borrowings or as security deposits at clearing organizations for SWS’ clearing business. Securities deposited as security at clearing organizations were $4,878,000 and $4,339,000 at December 31, 2004 and June 25, 2004, respectively. Additionally, at December 31, 2004 and June 25, 2004, SWS had deposited firm securities valued at $124,000 and $377,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At December 31, 2004, SWS held reverse repurchase agreements totaling $48,433,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $48,081,000. At June 25, 2004, SWS held reverse repurchase agreements totaling $4,909,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $4,886,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2004 as required by SFAS No. 142, and based on the results of the valuation, SWS’ goodwill balance was not impaired.

SWS has two reporting units with goodwill: Southwest Securities in the Brokerage Group segment and the Bank in the Banking Group segment. Changes in the carrying value of goodwill during the six-month period ended December 31, 2004, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 25, 2004	$6,927	$1,256	$8,183
Arising from earn-out provision of completed business combination	360	—	360

Balance, December 31, 2004	$7,287	$1,256	$8,543

SOFTWARE DEVELOPMENT

In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” SWS did not capitalize any software development upgrade costs associated with the CSS technology platform for the three and six months ended December 31, 2004, whereas $300,000 and $353,000 of costs were capitalized for the comparable periods of fiscal 2003. These capitalized costs are primarily labor related and will be depreciated over a three-year period.

DISPOSAL ACTIVITY

In October 2004, SWS closed its May Financial office in Brighton, Michigan. As a result, SWS recorded approximately $553,000 in disposal costs in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Approximately $213,000 represents leasehold improvements write-offs, $70,000 represents costs associated with the termination of contracts, $58,000 represents severance and related payroll costs to be paid to the 22 terminated employees, and $212,000 represents lease termination costs. As of February 2, 2005, this space has been subleased under similar terms as the original lease.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 31, 2004, the amount outstanding under these secured arrangements was $42,525,000, which was collateralized by securities held for firm accounts valued at $97,996,000. There were no borrowings under these arrangements at June 25, 2004.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At December 31, 2004 and June 25, 2004, the total amount available for borrowings was $16,896,000 and $16,750,000, respectively. At December 31, 2004, $16,900,000 was outstanding on this line. No amounts were outstanding at June 25, 2004.

SWS has an irrevocable letter of credit agreement aggregating $63,000,000 and $40,000,000 at December 31, 2004 and June 25, 2004, respectively, pledged to support its open options positions with an options clearing organization. This letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $80,874,000 and $64,664,000 at December 31, 2004 and June 25, 2004, respectively. SWS also has unsecured letters of credit, aggregating $2,250,000 at both December 31, 2004 and June 25, 2004, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At December 31, 2004 and June 25, 2004, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker in the amount of $854,000 and $1,000,000, respectively. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to using client securities to finance bank loans, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At December 31, 2004, approximately $512,506,000 of client securities under customer margin loans was available to be repledged, of which SWS has pledged $22,747,000 under securities loan agreements. At June 25, 2004, $541,506,000 of client securities under customer margin loans was available to be pledged, of which SWS has pledged $34,374,000 under securities loan agreements.

At December 31, 2004 and June 25, 2004, SWS had no repurchase agreements outstanding.

DEPOSITS

Deposits at December 31, 2004 and June 25, 2004 are summarized as follows (dollars in thousands):

	December		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$28,614	5.6%	$24,972	5.0%
Interest bearing demand accounts	51,407	10.1	49,783	9.9
Savings accounts	311,800	61.1	295,253	58.9
Limited access money market accounts	14,653	2.9	18,620	3.7
Certificates of deposit, less than $100,000	74,018	14.5	82,041	16.4
Certificates of deposit, $100,000 and greater	29,638	5.8	30,425	6.1

	$510,130	100.0%	$501,094	100.0%

The weighted average interest rate on deposits was approximately 2.23% at December 31, 2004 and 1.63% at June 25, 2004.

At December 31, 2004, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
Certificates of deposit, less than $100,000	$54,219	$10,162	$3,670	$5,967	$74,018
Certificates of deposit, $100,000 and greater	22,624	2,660	1,085	3,269	29,638

	$76,843	$12,822	$4,755	$9,236	$103,656

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At December 31, 2004 and June 25, 2004, advances from the FHLB were due as follows (in thousands):

	December	June
Maturity:
Due within one year	$17,398	$1,586
Due within two years	6,086	1,239
Due within five years	9,450	16,222
Due within seven years	2,217	908
Due within ten years	4,060	6,298
Due within twenty years	9,698	10,323

	$48,909	$36,576

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $152 million of collateral value (as defined by the credit policy of the FHLB) in qualifying loans at December 31, 2004 (calculated at September 30, 2004). At June 25, 2004 (calculated at March 31, 2004), advances with interest rates from 2% to 8% were collateralized by approximately $84 million of collateral value in qualifying loans.

BANK BORROWINGS

On February 3, 2004, FSB Financial obtained a line of credit from a bank in the amount of $10 million. In December 2004, this line of credit was increased to $15 million. At December 31, 2004 and June 25, 2004, $15 million and $10 million, respectively, was outstanding on this line of credit. The note related to this line of credit matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 0.75%.

FSB Financial also has a line of credit with the Bank. The total credit line is $70.2 million of which FSB Financial has drawn $56.7 million. $9.5 million is provided by participations from third parties and $13.5 million is provided by participations from SWS Group, Inc. The loan bears interest at prime plus 1.5% and matures March 22, 2005. SWS Group, Inc. guarantees $10 million of this credit line to the Bank. See “-Commitments and Contingencies – Guarantees.” The portion of the credit line from the Bank and SWS Group, Inc. to FSB Financial is eliminated in consolidation.

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of SWS’ management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%. The terms of the loan were no more favorable to the lenders than the terms of similar contemporaneous loans made available by non-affiliated lenders. At December 31, 2004 and June 25, 2004, $5 million was outstanding on this loan.

EXCHANGEABLE SUBORDINATED NOTES

SFAS No. 133 was applicable to the Notes due June 30, 2004 that had a face value of $21.2 million. SWS issued the Notes in June 1999 in the form of DARTSSM.

SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account in the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the three and six-month periods ended December 31, 2004 and 2003 (in thousands):

	Fiscal 2005	Fiscal 2004
Balance at beginning of period	$8,604	$7,284
Change in value of embedded derivative	(26)	1,802
Maturity of the DARTSSM	(8,578)	—

Balance at end of first quarter	$—	$9,086
Change in value of embedded derivative	—	1,225

Balance at end of second quarter	$—	$10,311

373,550 DARTSSM were outstanding at June 25, 2004 and were hedged with 373,550 shares of Knight stock. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For each of the three and six-month periods ended December 31, 2003 and the three month period ended September 24, 2004, the change in the time value of the embedded equity option in the DARTSSM was immaterial to the consolidated financial statements.

The DARTSSM matured on June 30, 2004, at which time, SWS delivered 373,550 shares of Knight stock to the DARTSSM holders in satisfaction of SWS’ obligation, all in accordance with the terms governing the DARTSSM. Extinguishment of this obligation resulted in a non-cash gain of $23,567,000. $4,835,000 of the gain was on the extinguishment of debt. The remainder of the gain was equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the hedging date.

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Net Capital Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Net Capital Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At December 31, 2004, Southwest Securities had net capital of $114,728,000, or approximately 22.8% of aggregate debit balances, which was $104,675,000 in excess of its minimum net capital requirement of $10,053,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn and cash dividends may not be paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2004, Southwest Securities had net capital of $89,595,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At December 31, 2004, the net capital and excess net capital of SWS Financial were $889,000 and $639,000, respectively.

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted total assets (all as defined in 12 CFR 565 and 12 CFR 567). Management believes, as of December 31, 2004 and June 25, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004 and June 25, 2004, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004:
Total capital (to risk weighted assets)	$64,790	11.1%	$46,853	8.0%	$58,566	10.0%
Tier I capital (to risk weighted assets)	61,625	10.5	23,427	4.0	35,140	6.0
Tier I capital (to adjusted total assets)	61,625	9.2	26,661	4.0	33,326	5.0

June 25, 2004:
Total capital (to risk weighted assets)	$61,416	12.1%	$40,625	8.0%	$50,781	10.0%
Tier I capital (to risk weighted assets)	58,483	11.5	20,312	4.0	30,469	6.0
Tier I capital (to adjusted total assets)	58,483	9.5	24,657	4.0	30,821	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and six-month periods ended December 31, 2004 and 2003 (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income	$4,541	$4,256	$23,572	$5,539

Weighted average shares outstanding – basic	17,111,267	17,041,885	17,088,836	17,022,322
Effect of dilutive securities:
Assumed exercise of stock options	155,728	184,272	96,138	194,276
Restricted stock	99,505	23,827	85,684	12,232

Weighted average shares outstanding – diluted	17,366,500	17,249,984	17,270,658	17,228,830

Earnings per share – basic	$0.27	$0.25	$1.38	$0.33

Earnings per share – diluted	$0.26	$0.25	$1.36	$0.32

At December 31, 2004 and 2003, there were approximately 1.5 million and 1.7 million options outstanding under the two stock option plans, respectively. See “-Stock Option and Restricted Stock Plans.” As of December 31, 2004 and 2003, approximately 97,789 and 107,868 outstanding options, respectively, were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF TREASURY STOCK

On May 12, 2004, the Board of Directors of SWS approved the extension of SWS’ stock repurchase plan to December 31, 2005. As a result of this action, SWS was authorized to repurchase up to 500,000 shares under the program. No shares have been repurchased by SWS under this program since February 2003.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 2,004 and 10,772 shares during the three and six-month periods ended December 31, 2004 at a cost of $35,600 and $161,000, or $17.74 and $14.91 per share, respectively. During the three and six month periods ended December 31, 2003, 1,552 and 5,530 shares were purchased at a cost of $31,300 and $113,335, or $20.14 and $20.49 per share, respectively. During the three and six month periods ended December 31, 2004, 8,106 and 10,092 shares were sold or withdrawn from the plan, respectively. 3,091 and 4,010 shares were withdrawn from the plan during the three and six months ended December 31, 2003, respectively.

On November 12, 2004, one third of the shares previously granted under the restricted stock plan vested. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, 2,404 shares were repurchased with a market value of $48,000 or $19.99 per share.

SEGMENT REPORTING

SWS operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group, and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported. The Brokerage Group no longer includes the entities of Mydiscountbroker and Southwest Clearing as these entities were dissolved in July 2004. The balances for these entities are included in the balances presented for the three and six-month periods ended and as of December 31, 2003. As of December 31, 2004, May Financial was dissolved. As a result, the balances for this entity are included in the balances presented for the three and six months ended and as of December 31, 2004 and 2003, but will not be included in future presentations.

The category “other consolidated entities” includes SWS Group and SWS Insurance. The three and six-month periods ended and as of December 31, 2003 includes the balances of SWS Technologies. As SWS Technologies was dissolved in July 2004, the December 31, 2004 balances do not include balances from this entity. SWS Group is a holding company that owns various investments, including the investment in USHS common stock. SWS Group held the investment in Knight stock through June 30, 2004. See “-Marketable Equity Securities.” SWS Insurance facilitates the sale of insurance and annuities for customers of Southwest Securities and its correspondents. There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended December 31, 2004
Net revenues from external sources	$65,681	$86	$14,763	$(30)	$80,500
Net intersegment revenue (expense)	(754)	—	910	(156)	—
Net interest revenue (expense)	9,392	—	11,336	(3)	20,725
Depreciation and amortization	1,309	1	171	—	1,481
Income (loss) before income taxes and minority interest in consolidated subsidiaries	5,102	(38)	4,765	(2,489)	7,340
Net income (loss)	2,975	(25)	3,276	(1,685)	4,541
Segment assets	4,066,138	572	672,029	21,869	4,760,608
Expenditures for long-lived assets	559	—	566	1	1,126

Three months ended December 31, 2003
Net revenues from external sources	$59,643	$228	$11,784	$363	$72,018
Net intersegment revenue (expense)	(774)	—	802	(28)	—
Net interest revenue (expense)	7,118	—	8,455	(257)	15,316
Depreciation and amortization	1,352	1	159	39	1,551
Income (loss) before income taxes and minority interest in consolidated subsidiaries	5,116	27	4,347	(2,727)	6,763
Net income (loss)	3,077	18	2,933	(1,772)	4,256
Segment assets	3,970,760	1,637	620,052	21,922	4,614,371
Expenditures for long-lived assets	1,548	1	564	—	2,113

Six months ended December 31, 2004
Net revenues from external sources	$117,384	$234	$27,476	$23,978	$169,072
Net intersegment revenue (expense)	(1,501)	—	1,670	(169)	—
Net interest revenue (expense)	16,678	—	21,142	(23)	37,797
Depreciation and amortization	2,809	3	337	—	3,149
Income (loss) before income taxes and minority interest in consolidated subsidiaries	7,336	(33)	9,462	20,066	36,831
Net income (loss)	4,226	(22)	6,399	12,969	23,572
Segment assets	4,066,138	572	672,029	21,869	4,760,608
Expenditures for long-lived assets	1,213	—	1,021	1	2,235

Six months ended December 31, 2003
Net revenues from external sources	$111,093	$483	$24,182	$30	$135,788
Net intersegment revenue (expense)	(1,534)	—	1,601	(67)	—
Net interest revenue (expense)	13,859	—	18,191	(500)	31,550
Depreciation and amortization	2,622	3	310	76	3,011
Income (loss) before income taxes and minority interest in consolidated subsidiaries	4,461	101	9,079	(4,768)	8,873
Net income (loss)	2,531	66	6,067	(3,125)	5,539
Segment assets	3,970,760	1,637	620,052	21,922	4,614,371
Expenditures for long-lived assets	2,970	1	829	(256)	3,544

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

SEC/NYSE Mutual Fund Inquiry. Southwest Securities was the subject of investigations of improper mutual fund trading alleged to have occurred from October 2002 through September 2003. The inquiries were conducted by the SEC and the NYSE. See discussion in “Subsequent Events.”

Fraudulent Mortgages. During the first quarter of fiscal 2003, the Bank provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank. Of these sixteen loans, the Bank has recorded assignments on fifteen, for which the Bank has verification from the County Clerk’s office of the county where the mortgaged property is located. However, the Bank is not receiving payments on these loans. A court appointed receiver for the New York mortgage bank is investigating the fraud at the mortgage bank including the potential recovery of fraudulently received funds. The Bank is currently working with the receiver, who is leading the efforts to recover some of the loss from the underlying collateral or from other parties. The receiver has filed a lawsuit against two of the other parties involved asking for thirteen of the mortgages to be turned over to the Bank. At this time, the likelihood of recovery cannot be estimated.

Venture Capital Fund. SWS has committed $5 million to invest in a limited partnership venture capital fund. As of December 31, 2004, SWS had contributed $3.5 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period.

Underwriting. Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase can not be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at December 31, 2004 were $181,098,000 for public finance. Open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material adverse effect on the consolidated financial statements.

Guarantees.

In March 2002, SWS issued a loan guarantee for FSB Financial for $10,000,000. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25,000,000, up to a maximum of $35,000,000. At December 31, 2004, the Bank had loaned $33,450,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $8,450,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements, as FIN No. 45 requires disclosure only of guarantees issued between parents and their subsidiaries. In addition to this guarantee, SWS has agreed to participate in FSB Financial’s $70.2 million line of credit with the Bank, up to $24.0 million.

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

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $886,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

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

ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment.” In December 2004, FASB issued a revised standard regarding share-based payments, SFAS No. 123R. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or service that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this statement are effective as of the beginning of the first interim period that begins after June 15, 2005. The effect of implementation on SWS’ financial statements for the three and six months ended December 31, 2004 would result in a decrease in net income of $100,000 and $307,000, respectively and a decrease of $0.01 in diluted earnings per share for the six months ended December 31, 2004. (see “Stock Option and Restricted Stock Plans” for additional discussion)

SUBSEQUENT EVENTS

CSS. In January 2005, SWS finalized an agreement with CSS to forgive the $3.5 million loan made in fiscal 2003. This forgiveness will have no impact on the Consolidated Statement of Income and Comprehensive Income. The loan would be considered an equity contribution to CSS. Additionally, SWS did not participate in CSS’s January 2005 equity offering. Subsequent to the offering, which closed January 28, 2005, SWS will own 13.7% of CSS.

Deferred Compensation Plan. On November 10, 2004, the shareholders of SWS Group, Inc. approved the 2005 Deferred Compensation Plan (the “2005 Plan”), the effective date of which is January 1, 2005. With the approval of the 2005 Plan, no future deferrals may be made pursuant to the 1999 Deferred Compensation Plan (the “1999 Plan”) after the effective date; however, any amounts previously deferred will be paid in accordance with the terms of the 1999 Plan. The 2005 Plan is designed to comply with the American Jobs Creation Act of 2004 passed on October 11, 2004 while continuing to allow eligible officers and employees to defer a portion of certain compensation.

The assets of the 2005 Plan include investments in SWS Group, Inc., Westwood Holdings Group (“WHG”) and company owned life insurance (“COLI”). Investments in SWS Group, Inc. stock continue to be carried at cost and is held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. Investments in WHG stock continue to be carried at market value and recorded as securities owned. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition. As of December 31, 2004, all investments in the 1999 Plan were dissolved, except for the investments in SWS Group, Inc. and WHG stock. Proceeds from the liquidation were invested in COLI.

SEC/NYSE Mutual Fund Inquiry. In January 2005, Southwest Securities settled enforcement proceedings brought against it and three of its managers by the SEC and NYSE. According to the SEC and NYSE, Southwest Securities and the managers failed reasonably to supervise three brokers in Southwest Securities’ downtown Dallas branch office who engaged in fraudulent mutual fund timing schemes, late trading of mutual fund shares, or both. In settlement of the SEC and NYSE actions, Southwest Securities agreed to pay a total of $10 million ($9.3 million after tax), consisting of $2 million in disgorgement and an $8 million civil penalty, and to undertake a number of measures to prevent future misconduct. This amount was recorded as a liability during fiscal 2004.

FSB Financial. Effective January 7, 2005, the Bank purchased an additional 15% of FSBF at a cost of $83,000 bringing the percentage of ownership to 90%. Also, the Bank purchased an additional 14.7% of FSB Financial at a cost of $4.3 million bringing the percentage of ownership to 88.2%. This created $2.9 million of goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (“we,” “us,” “SWS,” or the “Company”) is primarily engaged in securities execution and clearing, securities brokerage, investment banking, securities lending and borrowing, and trading as a principal in equity and fixed income securities. We also engage in full-service banking and asset management. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period. Our business is subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “-Forward-Looking Statements.”

We are currently focused on three aspects of our overall business: growing our clearing business, taking advantage of our prominence in the Southwest to become a nationally recognized full-service regional brokerage firm and growing Southwest Securities Bank, FSB (the “Bank”).

Brokerage Group

Growth in the U.S. equities market slightly increased in the second quarter of fiscal 2005 due to an increase in investor confidence with the finalization of the Presidential Election. However, the market did not increase significantly. The Dow Jones Industrial Average increased from 10,453.92 at December 31, 2003 to 10,783.01 at December 31, 2004. Trading volumes overall remained light with average daily volume on the New York Stock Exchange (“NYSE”) of 1.41 billion shares for the first half of fiscal 2005 compared to 1.35 billion in the same period last year. Continued improvement in the equity markets is critical to growth in our clearing and brokerage businesses.

The revenues generated by our clearing business are dependent on active markets. The volume of trades we processed in the first six months of fiscal 2005 was down substantially compared to the same period in the prior year, reflecting significantly lower volumes in the active trading segment of our customer base as one of our high volume trading customers began to clear its transactions through an affiliate of its parent in the second quarter of fiscal 2005. We expect a stabilization of the number of trades processed for the remainder of 2005 absent any significant changes in market volumes or direction.

Month end margin balances reported by NYSE member firms averaged $191 billion in the second quarter of fiscal 2005 versus $169 billion in the same period of fiscal 2004. We rely on margin lending to our customers to generate revenue. Sustained improvement in stock prices are necessary to promote growth in margin balances and to facilitate earnings growth from margin lending to our customers. Our second quarter margin balances averaged $358 million, up 8.5% over the comparable period last year but down 2% from the three-month period ended September 24, 2004.

Stock loan balances are also influenced by the volumes in the market as well as interest rates. Stock lending balances for the second quarter were up more than 20% over the comparable period last year and were up approximately 21% from September 2004 levels. As markets improve, these balances generally increase subject to credit limits imposed by our counter-parties and us. We earn an interest spread in this business that is impacted by the overall interest rate environment. As rates rise, we may have an opportunity to widen the interest spread we earn.

The interest rate environment also impacts our fixed income business. In the first six months of fiscal 2005, the Federal Reserve Board continued to increase the discount rate with the rate rising 125 basis points in the first half of fiscal 2005, which negatively impacted revenues in our fixed income business. The volume of our fixed income business is driven by spreads to published rates, the direction of rates and economic expectations. Management constantly monitors our exposure to interest rate fluctuations to mitigate risk of loss in volatile interest rate environments.

In evaluating the clearing business, management is focused on growth in clearing fees as well as increased margin balances and tickets processed. While growth in the number of correspondents is important, margin balances and tickets processed are the key variables used to determine growth in this business.

To realize our goal of becoming a nationally recognized full-service regional brokerage firm, it is essential to grow the retail brokerage distribution network. This will be accomplished through the hiring of additional registered representatives and the opening of new branch office locations in the Southwest. Opening new branch offices requires outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. We are currently focused on filling our existing offices with producing registered representatives and have no plans to open new branches in the foreseeable future.

Equity capital markets is an integral part of a full-service regional firm. Revenue from this area is cyclical and varies significantly with the vitality of the equity markets. Consequently, investment in personnel could negatively impact earnings in periods of limited equity capital markets activity.

As our full-service brokerage segment grows, management will be reviewing profitability as well as productivity by registered representatives, transactions processed and deals completed, to measure success in this area.

Our emphasis on the full-service brokerage aspect of our business is expected to diversify our revenue stream and to enhance areas of our business that have relatively higher margins than our traditional clearing business. In the full-service brokerage section of our business, we retain more of each dollar of commission than in a traditional clearing arrangement. As the full-service business grows, we expect to be able to take advantage of increased margins.

In pursuit of these goals, we closed our May Financial Corporation (“May Financial”) office in Brighton, Michigan in October 2004. As a result, we recognized approximately $553,000 in disposal costs in the second quarter of fiscal 2005. May Financial’s revenues represent 0.1% of our total consolidated revenues for the six months ended December 31, 2004. May Financial’s net loss for the six months ended December 31, 2004 was $591,000.

We completed our conversion to a new electronic brokerage operating system in August of 2002, but continue to upgrade and enhance the core system with investments in technology. Management continually reviews equipment and communications in an effort to offset some of the costs of software enhancement. Our system was developed by Comprehensive Software Systems, Ltd. (“CSS”), an entity that is backed by a consortium of brokerage firms, including Southwest Securities, Inc. (“Southwest Securities”). The development of the system required more time and capital from these brokerage firms than was originally anticipated. While the system is fully functional at SWS, other consortium members have yet to completely install the system. Decisions by these other firms will impact CSS’ ability to continue to deliver new modules and enhancements and could impact the cost of technology to us.

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

Mortgage interest rates remained stable and are still relatively attractive in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Because of this attractive interest rate environment, the Bank has concentrated on loan warehousing and additional business from existing customers. The average balances in the Bank’s purchased mortgage loan program for the second quarter of 2005, consequently were up 18% and 40% over the average balances in the first quarter of fiscal 2005 and second quarter of fiscal 2004, respectively. In the event mortgage interest rates increase, the Bank could experience lower revenues from these operations. The Bank was able to invest funds in loans in the first six months of fiscal 2005 utilizing approximately $47 million in excess liquidity resulting in increased interest revenue.

The Bank continued to diversify its lending base through increased commercial lending, which increased 10% from the comparable quarter last year. Consumer loans were up more than 100% over the comparable quarter last year. In the first quarter of fiscal 2005, the Bank entered the single-family mortgage banking business in the Dallas-Fort Worth and South Texas markets.

SEC/NYSE Mutual Fund Inquiry

In January 2005, Southwest Securities settled enforcement proceedings brought against it and three of its managers by the SEC and NYSE. According to the SEC and NYSE, Southwest Securities and the managers failed reasonably to supervise three brokers in Southwest Securities’ downtown Dallas branch office who engaged in fraudulent mutual fund timing schemes, late trading of mutual fund shares, or both. In settlement of the SEC and NYSE actions, Southwest Securities agreed to pay a total of $10 million ($9.3 million after tax), consisting of $2 million in disgorgement and an $8 million civil penalty, and to undertake a number of measures to prevent future misconduct.

Regulation

On October 11, 2004, Congress passed the American Jobs Creation Act of 2004 (the “Job Act”), which includes numerous provisions that may affect business practices and accounting for income taxes. Management anticipates that there will be no material effect from the Job Act.

RESULTS OF OPERATIONS

Net income for the three and six-month period ended December 31, 2004 was $4,541,000 and $23,572,000, representing an increase in income over the comparable three and six-month periods ended December 31, 2003 of $285,000 and $18,033,000, respectively. The three-month period ended December 31, 2004 contained 63 and 131 trading days, respectively. The comparable periods of fiscal 2004 contained 67 and 130 days, respectively.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results are discussed below.

Archipelago. During the second quarter of fiscal 2004, we tendered half of our stake in Archipelago Holding, L.L.C. (“Archipelago”), an electronic stock exchange, or 303,456 shares of Archipelago common stock. We recognized a gain of $903,000 (after-tax gain of $587,000). After the tender, we owned 303,456 shares of Archipelago at a cost of zero.

In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock in which SWS sold 23,714 shares at $10.695 per share, yielding a gain of $254,000 (an after-tax gain of $165,100). After giving effect to the sale, SWS owns 43,721 shares of Archipelago stock. SWS recorded a gain of $900,000 in the first half of fiscal 2005 from the market appreciation of the remaining Archipelago shares.

Maturity of DARTSSM. In June 1999, we issued 5% Exchangeable Subordinated Notes (“Notes”), in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”). The DARTSSM contained an equity-based derivative designed to hedge changes in fair value of our investment in Knight Trading Group, Inc. (“Knight”) common stock. The embedded derivative was designated as a fair value hedge of our investment in Knight shares.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires fair value recognition of the DARTSSM, embedded derivative in our consolidated statements of financial condition. Changes in the fair value of the embedded derivative were required to be recognized in earnings, along with the change in the fair value of the Knight shares.

The DARTSSM matured on June 30, 2004, at which time, we chose to deliver our remaining 373,550 shares of Knight stock in satisfaction of our obligation. Extinguishment of this obligation resulted in a non-cash gain of $23,567,000. Of this gain, $4,835,000 was recognized on the extinguishment of debt and the remainder was equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the hedging date. See “-Exchangeable Subordinated Notes” in the Notes to our Consolidated Financial Statements contained in this Report.

Investment in Comprehensive Software Systems, Ltd. To facilitate enhancement of the systems developed by CSS, we entered into a loan agreement in December 2002 with CSS that called for the total advance of $3,250,000. In June 2003, we amended the loan agreement to increase the total principal to $3,500,000. All other terms of the agreement were unchanged. In December 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase was made in equal quarterly installments and ultimately resulted in increasing our position in CSS to 30.22%. For the three and six-month periods ended December 31, 2004, based on our percentage of ownership, our pro-rata share of CSS’ losses was $886,000 and $1,654,000, respectively, which was greater than the $721,000 and $1,443,000, respectively, invested during the three and six months ended December 31, 2004 by $165,000 and $211,000, respectively. From initial application of the equity method of accounting to date, based on our percentage of ownership, our pro-rata share of losses of $7,110,000 was greater than the $6,386,000 loaned and invested by $724,000. As a result, there is no recorded equity investment or loan receivable from CSS at December 31, 2004.

In January 2005, SWS finalized an agreement with CSS to forgive the $3.5 million loan made in fiscal 2003. This forgiveness will have no impact on the Consolidated Statement of Income and Comprehensive Income. The loan would be considered an equity contribution to CSS. Additionally, SWS did not participate in CSS’s January 2005 equity offering. Subsequent to the offering, which closed January 28, 2005, SWS will own 13.7% of CSS.

USHS. During the December 2003 quarter, we received an additional 91,431 shares of the common stock of USHS that had been held in escrow under the terms of a sales agreement. The additional shares were issued after no material contingencies were found related to the operations of First Consumer Credit, LLC, a business that the Bank sold in October 2001. Prior to this transaction, we owned 365,723 of USHS stock. The Bank paid the shares to SWS Group, Inc. in the form of a dividend. The shares were recorded at fair market value resulting in a gain of $1,082,000 (after-tax gain of $703,000).

Analysis of Operations

Our pretax income was $7,340,000 and $36,831,000 for the three and six months ended December 31, 2004 as compared to $6,763,000 and $8,873,000 for the comparable periods of fiscal 2004.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-month period ended December 31, 2004 compared to the three and six-month period ended December 31, 2003 (dollars in thousands):

	Three Months Ended		Six Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$(1,285)	(26)%	$(2,894)	(28)%
Commissions	(2,165)	(8)	(4,798)	(10)
Net interest	5,409	35	6,247	20
Investment banking, advisory and administrative fees	557	9	1,359	11
Net gains on principal transactions	(2,616)	(43)	16,247	171
Other	(437)	(9)	5,993	79

	(537)	(1)	22,154	19

Operating expenses:
Commissions and other employee compensation	(697)	(2)	(1,955)	(3)
Occupancy, equipment and computer service costs	(465)	(6)	(985)	(7)
Communications	(247)	(7)	(312)	(5)
Floor brokerage and clearing organization charges	(94)	(6)	(280)	(8)
Advertising and promotional	129	13	167	9
Other	260	4	(2,439)	(17)

	(1,114)	(2)	(5,804)	(5)

Pretax income	$577	9%	$27,958	315%

Net revenues decreased in the three months ended December 31, 2004 when compared to the prior year period by $537,000. This is primarily a result of decrease in clearing, commissions and trading revenues offset by an increase in net interest revenue. The decrease in clearing revenue is due to the departure of a significant clearing client at the beginning of the quarter. This customer produced revenue of $996,000 in the December quarter of last year versus $118,000 in the current year quarter. The departure of certain brokers in the Private Client Group and reduced commissions in the fixed income area were the primary drivers of the decrease in commissions revenue. Trading revenue decreased due to the closing of the Brighton, Michigan office which accounted for approximately half of the total decrease in trading revenue. Net interest revenue increased due to increases in the margin and stock lending balances as well as an increase in the Bank’s average loans outstanding.

Net revenues increased for the first half of fiscal 2005 by $22.2 million. The largest component of the increase was in other revenue and net gains on principal transactions, which were up $6.0 million and $16.2 million, respectively, due primarily to the $23.6 million gain attributable to the DARTSSM maturity.

Operating expenses decreased $1.1 million and $5.8 million for the three and six months ended December 31, 2004, respectively. The largest decreases were in commissions and other employee compensation and occupancy and equipment for the three and six month periods and other expenses for the six-month period. The decrease in commissions and other employee compensation is due primarily to decreases in commissions and incentive compensation resulting from reduced business line profitability. The decrease in occupancy and equipment is due to the maturity of our capital lease obligations and the expiration of several operating leases for which we either purchased or returned the equipment. The decrease in other expenses for the six month period was due primarily to a decrease in legal expenses from the resolution of cases open at the end of the same period last year, a decrease in other tax expenses and the release of reserves related to Southwest Clearing Corporation (“Southwest Clearing”), which was dissolved in July 2004.

Net Revenues from Clearing Operations. Net revenues from clearing decreased $1.3 million and $2.9 million, respectively, when compared to the three and six months ended December 31, 2003. Net clearing revenues decreased due to the departure of a significant clearing client, which led to a reduction in the tickets processed in the December 2004 quarter. We processed 2,421,960 and 7,292,442 in the three and six month periods ended December 31, 2004 compared to the 7,147,107 and 16,203,080 in the same periods last year. Revenue per ticket, however, increased 119% and 60% for the three and six-month periods in fiscal 2005 compared to the same period last year due to changes in the mix of clearing transactions. Revenue per transaction was $1.54 and $1.01 for the three and six month periods of fiscal 2005 versus $0.70 and $0.63 for the comparable periods of fiscal 2004. Correspondent count at December 31, 2004 was 221 versus 232 at December 31, 2003.

Commissions. Commission revenue decreased 8% and 10%, respectively, for the three and six-month periods ended December 31, 2004 compared to the three and six-month periods ended December 31, 2003. The largest decreases were recorded in the Private Client Group and Fixed Income Sales & Trading. The decreases were offset by increases in commission revenue from SWS Financial and Portfolio Trading. Continued economic uncertainty and the departure of certain brokers led to the decrease in Private Client Group revenues and rising interest rates contributed to the reduction in fixed income commissions. The increase in Portfolio Trading for the three and six months ended December 31, 2004 when compared to the three and six months ended December 31, 2003 was due to a large portfolio rebalancing from one customer in October 2004. Additionally, Portfolio Trading increased its customer base and signed a new customer as a result of cross-selling with Institutional Equity Sales. Commission revenue by type of representative is as follows (dollars in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	No. of Reps	No. of Reps
	December 31,		December 31,		December 31,
	2004	2003	2004	2003	2004	2003
Southwest Securities brokers:
Private Client Group	$5,986	$7,986	$10,639	$14,544	91	93
Fixed Income Sales & Trading	6,855	9,058	12,716	15,984	39	34
Institutional Equity Sales	2,329	2,910	4,192	5,044	10	11
SWS Financial
Representatives	5,761	5,028	10,514	9,682	381	400
Portfolio Trading	3,199	1,355	5,054	2,831
Other	174	132	414	242

	$24,304	$26,469	$43,529	$48,327

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

The components of interest earnings are as follows for the three and six-month periods ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Interest revenue:
Customer margin accounts	$5,511	$4,411	$10,093	$7,975
Assets segregated for regulatory purposes	1,841	1,218	3,172	2,537
Stock borrowed	15,659	6,914	24,681	13,603
Bank loans	13,949	10,103	25,816	21,877
Other	1,207	1,093	1,757	2,150

	$38,167	$23,739	$65,519	$48,142

Interest expense:
Customer funds on deposit	$1,763	$1,049	$2,869	$2,148
Stock loaned	12,440	5,092	19,099	9,483
Bank deposits	1,837	1,606	3,335	3,528
Federal Home Loan Bank advances	374	258	759	509
Notes payable	619	141	952	225
Other	409	277	708	699

	17,442	8,423	27,722	16,592

Net interest	$20,725	$15,316	$37,797	$31,550

Brokerage Group: For the three and six months ended December 31, 2004, net interest income from the Brokerage Group accounted for approximately 15% and 12%, respectively, of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Average interest-earning assets:
Customer margin balances	$358,000	$330,000	$362,000	$305,000
Assets segregated for regulatory purposes	369,000	440,000	374,000	463,000
Stock borrowed	3,412,000	2,799,000	3,129,000	2,785,000

Average interest-bearing liabilities:
Customer funds on deposit	595,000	577,000	601,000	597,000
Stock loaned	3,315,000	2,765,000	3,030,000	2,727,000

Net interest revenue from customer balances increased 11% for the three months ended December 31, 2004 over the second quarter of fiscal 2004 due primarily to the increase in average margin balances of $28 million. The increase in net interest revenue generated from securities lending activities for the quarter of 77% is due to increases in the average balances of $613 million for stock borrowed, as well as an increase in the net interest spread of 7 basis points. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business.

Interest revenue from assets segregated for regulatory purposes increased even though average balances decreased as the average interest rate earned on the investments for the second quarter of fiscal 2004 was 0.97% while the average interest rate earned on these investments for the second quarter of fiscal 2005 was 1.81%.

For the six-month period, there was an increase of 24% in net interest revenue from customer balances, due to an increase in average margin balances of $57 million. Net interest revenue generated from securities lending activities increased 35% for the six months of fiscal 2005 versus fiscal 2004 due to increased balances and change in spread.

Banking Group: Net interest revenue generated by the Bank accounted for approximately 18% and 15% of net revenue in the three and six-month periods ended December 31, 2004. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and changes in the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended December 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended
	December 31, 2004			December 31, 2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$153,637	$2,425	6.3%	$110,126	$1,695	6.1%
Real estate – construction	115,053	2,053	7.1	92,676	1,344	5.8
Commercial	192,095	3,574	7.4	174,248	2,937	6.7
Individual	90,819	4,867	21.3	49,083	3,569	28.9
Land	54,732	1,030	7.5	38,832	558	5.7
Investments	14,920	61	1.6	141,794	337	1.0

	621,256	$14,010	9.0%	606,759	$10,440	6.8%
Noninterest-earning assets:
Cash and due from banks	8,280			40,981
Other assets	12,849			9,980

	$642,385			$657,720

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$105,889	$862	3.2%	$158,259	$1,155	2.9%
Money market accounts	15,361	38	1.0	17,085	33	0.8
Interest-bearing demand accounts	54,691	120	0.9	361,435	416	0.5
Savings accounts	297,208	817	1.1	5,035	2	0.1
Federal Home Loan Bank advances	36,278	374	4.1	18,427	258	5.6
Notes payable	36,637	619	6.7	9,100	141	6.2

	546,064	2,830	2.1%	569,341	2,005	1.4%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	28,015			24,725
Other liabilities	6,364			7,377

	580,443			601,443
Stockholders’ equity	61,942			56,277

	$642,385			$657,720

Net interest income		$11,180			$8,435

Net yield on interest-earning assets			7.1%			5.5%

	Six Months Ended
	December 31, 2004			December 31, 2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$148,923	$4,580	6.1%	$164,121	$5,036	6.1%
Real estate – construction	113,450	3,909	6.8	93,329	2,874	6.2
Commercial	189,297	6,991	7.3	168,132	5,819	6.9
Individual	80,989	8,438	20.7	47,303	7,008	29.6
Land	51,860	1,898	7.3	39,450	1,140	5.8
Investments	29,777	204	1.4	117,040	576	1.0

	614,296	$26,020	8.4%	629,375	$22,453	7.1%
Noninterest-earning assets:
Cash and due from banks	8,102			43,578
Other assets	12,481			10,961

	$634,879			$683,914

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$108,204	$1,732	3.2%	$181,909	$2,624	2.9%
Money market accounts	16,150	71	0.9	17,386	69	0.8
Interest-bearing demand accounts	54,410	197	0.7	361,491	831	0.5
Savings accounts	296,119	1,335	0.9	3,163	4	0.2
Federal Home Loan Bank advances	36,060	759	4.2	23,310	509	4.4
Notes payable	29,443	952	6.4	6,942	225	6.5

	540,386	5,046	1.9%	594,201	4,262	1.4%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	27,220			25,246
Other liabilities	6,090			9,198

	573,696			628,645
Stockholders’ equity	61,183			55,269

	$634,879			$683,914

Net interest income		$20,974			$18,191

Net yield on interest-earning assets			6.8%			5.7%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended Fiscal 2005 compared to Fiscal 2004
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$730	$669	$44	$17
Real estate - construction	709	325	309	75
Commercial	637	301	305	31
Individual	1,298	3,035	(939)	(798)
Land	472	228	173	71
Investments	(276)	(293)	164	(147)

	$3,570	$4,265	$56	$(751)

Interest expense:
Certificates of deposit	$(293)	$(383)	$134	$(44)
Money market accounts	5	(3)	9	(1)
Interest-bearing demand accounts	(296)	(353)	378	(321)
Savings accounts	815	94	12	709
Federal Home Loan Bank advances	116	215	(61)	(38)
Notes payable	478	429	12	37

	825	(1)	484	342

Net interest income	$2,745	$4,266	$(428)	$(1,093)

	Six months ended Fiscal 2005 compared to Fiscal 2004
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$(456)	$(466)	$11	$(1)
Real estate - construction	1,035	619	342	74
Commercial	1,172	733	390	49
Individual	1,430	4,991	(2,080)	(1,481)
Land	758	360	303	95
Investments	(372)	(421)	196	(147)

	$3,567	$5,816	$(838)	$(1,411)

Interest expense:
Certificates of deposit	$(892)	$(1,063)	$288	$(117)
Money market accounts	2	(5)	7	—
Interest-bearing demand accounts	(634)	(706)	480	(408)
Savings accounts	1,331	322	11	998
Federal Home Loan Bank advances	250	413	(65)	(98)
Notes payable	727	730	(1)	(2)

	784	(309)	720	373

Net interest income	$2,783	$6,125	$(1,558)	$(1,784)

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reasons for the increase of $557,000 for the second quarter of fiscal 2005 over the second quarter of fiscal 2004 were increases in managed accounts and advisory fees, public finance fees (due to an increase in the number of transactions), money market fees and other investment banking, advisory and administrative fees. The increase in other fees is due to the collection of IRA fees in calendar 2004. These fees were not collected in calendar 2003. These increases were offset by decreases in corporate finance and fixed income fees.

The primary reasons for the increase of $1,359,000 for the six-month period of fiscal 2005 over the comparable period in the prior year are an increase in managed accounts and advisory fees of $621,000, fixed income related fees of $391,000 and other investment banking, advisory and administrative fees of $373,000.

Average assets under management by the Asset Management Group were $713,000,000 and $927,000,000 at December 31, 2004 and 2003, respectively.

Net Gains on Principal Transactions. The decrease in net gains on principal transactions of $2.6 million for the three-months ended December 31, 2004 versus December 31, 2003 was due primarily to decreases in fixed income and equity trading gains. The decrease in equity trading was primarily from the closing of the May Financial office in Brighton, Michigan resulting in a $1.4 million reduction in revenues. The fixed income trading decline was due to the rising interest rate environment.

The increase in net gains on principal transactions of $16.2 million for the six months ended December 31, 2004 is primarily due to the $18.7 million recognized upon the maturity of the DARTSSM, which represents the difference between the fair value of the Knight stock upon acquisition and the Knight stock on the hedging date. The gain on the DARTSSM transaction was offset by the closure of May Financial, which resulted in a $2.3 million reduction in trading revenues.

Other Revenue. Other revenue decreased approximately $400,000 and increased approximately $6.0 million for the three and six-month periods ended December 31, 2004 compared to the three and six-month periods ended December 31, 2003. The decrease for the three-month period is primarily due to the receipt of USHS stock in October of 2003 that resulted in a gain of $1.1 million and the tender of half our stake in Archipelago that resulted in a gain of $903,000. These did not occur in 2004. The decrease was offset by increased revenues from insurance products and other operating revenues of $630,000. The remainder of the offset was due to gains on the fluctuation in market value of assets held in SWS’ deferred compensation plan, reduced repurchase losses at the Bank and miscellaneous bank fees.

The increase for the six-month period is due primarily to the $4.8 million non-cash gain recognized upon maturity of the DARTSSM for gain on extinguishment of debt, as well as increased fees received from insurance products and miscellaneous bank fees.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature based on the level of operating revenues, earnings and the number of registered representatives employed. Overall, commissions and other employee compensation decreased $0.7 million and $2.0 million for the quarter and year-to-date over the comparable period in fiscal 2004. Both decreases were due to the variable component of compensation as revenue-producing employees generated lower levels of commission revenue. Commission expense was down $1.0 million for the three-month period and $1.7 million for the six-month period. We also experienced a decrease of $0.3 million for the three-month period and $1.2 million in the six-month period in incentive compensation due to reduced business line profitability. These decreases were offset by a $0.6 million increase for the three-month period and $1.0 million increase in the six-month period in salaries.

Occupancy, Equipment and Computer Services. The decrease in the three and six-month periods ended December 31, 2004 from the comparable period in the prior year period is primarily due to a decrease in equipment rental costs. After the completion of the conversion of our brokerage operating system, we had reduced need for technology equipment. Additionally, as existing technology leases expired, we began purchasing equipment rather than leasing, which reduced the overall cost of ownership to us. This decrease was offset by an increase in depreciation expense for the equipment purchased. Also contributing to the decrease was the completion of our capital lease obligations in the prior quarter, reducing depreciation expense.

Communications. The decreases in communication expense for the three and six-month periods of fiscal 2005 were $200,000 and $300,000, respectively, compared to the same periods of last fiscal year. These decreases are due substantially to the closing of the May Financial office in Brighton, Michigan.

Advertising and promotional. The increase in advertising and promotional expense for the three and six-month periods of fiscal 2005 was $130,000 and $170,000, respectively, compared to the same periods of last fiscal year. The increases reflect the additional cost of recruiting, primarily for the Private Client Group.

Other Expense. The slight increase in other expenses of $300,000 for the second quarter of fiscal 2005 when compared to the same period in fiscal 2004 was due to a reduction in our NASD trade activity fee and legal fees of $1 million, offset by increased loan loss provisions at FSB Financial of $800,000 and $400,000 of consulting fees primarily for Sarbanes-Oxley Section 404 compliance.

The decrease in other expense for the six months period ended December 31, 2004 was $2.4 million compared to the same period of last fiscal year. The decrease was due to a reduction in our NASD trade activity fee and legal fees of $1.6 million, offset by increased loan loss provisions primarily at FSB Financial of $200,000 and $400,000 of consulting fees primarily for Sarbanes-Oxley Section 404 compliance. Additionally, there was a decrease in other taxes of $0.8 million. We finalized a state gross receipts tax refund claim of approximately $200,000 and released related accruals. Finally, we had a decrease of $0.6 million in other expenses related to the release of reserves and professional services no longer needed for Southwest Clearing, which was dissolved in July 2004.

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

Loans receivable at December 31, 2004 and June 25, 2004 are summarized as follows (in thousands):

	December 31, 2004	June 25, 2004
Real estate – mortgage	$167,213	$135,307
Real estate – construction	138,160	140,330
Commercial	176,131	155,290
Individuals	96,726	69,133
Land	59,144	41,980

	$637,374	$542,040

The following table shows the expected life of certain loans at December 31, 2004, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$115,519	$14,270	$8,371	$138,160
Commercial	32,440	62,583	81,108	176,131

Total	$147,959	$76,853	$89,479	$314,291

Amount of loans based upon:
Floating or adjustable interest rates	$144,360	$58,236	$69,293	$271,889
Fixed interest rates	3,599	18,617	20,186	42,402

Total	$147,959	$76,853	$89,479	$314,291

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of December 31, 2004 and June 25, 2004 are as follows (dollars in thousands):

	December 31, 2004	June 25, 2004
Loans accounted for on a non-accrual basis	$7,814	$4,646

Non-performing loans as a percentage of total gross loans	1.32%	0.96%

Loans past due 90 days or more, not included above	$406	$599

Troubled debt restructurings	$1,858	$2,280

An analysis of the allowance for probable loan losses for the three-month and six-month periods ended December 31, 2004 and 2003 is as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Balance at beginning of period	$4,627	$4,721	$4,643	$4,421
Charge-offs – individual	(753)	(859)	(1,441)	(1,622)
Charge-offs – real-estate – construction	—	(45)	—	(45)
Charge-offs – real-estate – mortgage	—	(26)	—	(26)
Charge-offs – commercial, financial and agricultural	—	(47)	—	(56)
Recoveries – individual	45	28	71	59

Net charge-offs	(708)	(949)	(1,370)	(1,690)
Additions charged to operations	1,473	838	2,119	1,879

Balance at end of period	$5,392	$4,610	$5,392	$4,610

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.21%	0.23%	0.34%

The allowance for probable loan losses is applicable to the following types of loans as of December 31, 2004 and June 25, 2004 (dollars in thousands):

	December 31, 2004		June 25, 2004
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,432	27.6%	$1,473	28.7%
Real estate - construction	879	21.6	799	25.8
Real estate – mortgage & land	1,310	35.5	1,347	32.7
Individuals	1,771	15.3	1,024	12.8

	$5,392	100.0%	$4,643	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three and six-month periods ended December 31, 2004 and 2003 can be found in this Report under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $29,638,000 and $30,425,000 at December 31, 2004 and June 25, 2004, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers.

Advances from Federal Home Loan Bank. The Bank finances some of its short-term borrowing needs through advances from the FHLB. The following table represents advances from the FHLB which were due within one year, generally 2-7 days, during the three and six-month periods ended December 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2004		2003		2004		2003
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$17,398	2.5%	$—	—%	$17,398	2.5%	$—	—%
Average during period	3,400	3.5%	—	—%	2,180	4.2%	5,275	1.3%
Maximum month-end balance during period	18,900	—	—	—	18,900	—	—	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At December 31, 2004, the amount outstanding under these secured arrangements was $42,525,000, which was collateralized by securities held for firm accounts valued at $97,996,000.

We also have an irrevocable letter of credit agreement (aggregating $63,000,000 at December 31, 2004) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $80,874,000 at December 31, 2004. We also have unsecured letters of credit, aggregating $2,250,000 at December 31, 2004, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At December 31, 2004, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc. in the amount of $854,000. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At December 31, 2004, the total amount available for borrowings was $16,896,000. There was $16,900,000 outstanding at December 31, 2004.

In the opinion of management, these credit arrangements are adequate to meet the operating capital needs of the Brokerage Group for the foreseeable future.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements, as defined by the SEC, include certain transactions, agreements or other contractual arrangements pursuant to which a company has any obligation under certain guarantee contracts, certain retained or contingent interests in assets transferred to an unconsolidated entity, any obligation under certain derivative investments, or any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support or engages in leasing, hedging or research and development services with us. We generally do not enter into off-balance sheet arrangements, other than those described in the Contractual Obligations and Contingent Payments section of our annual report on Form 10-K for the fiscal year ended June 25, 2004. In addition, our broker/dealer subsidiaries and the Bank enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 23 of the Notes to Consolidated Financial Statements contained in our annual report on Form 10-K for the fiscal year ended June 25, 2004.

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

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB for the purpose of purchasing the short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $110.3 million. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Bank has historically met all the capital adequacy requirements to which it is subject.

We created a new bank holding company in October 2003, SWS Banc Holdings, Inc, that could be used to issue trust-preferred securities to facilitate additional capital at the Bank. There is no current plan for the Bank to issue securities.

Bank Borrowings. On February 3, 2004, FSB Financial, LTD (“FSB Financial”) obtained a line of credit in the amount of $10.0 million. In December 2004, this line of credit was increased to $15.0 million. FSB Financial has borrowed $15.0 million on this line as of December 31, 2004. The note related to this line of credit matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 0.75%.

FSB Financial also has a line of credit with the Bank. The total credit line is $70.2 million of which FSB Financial has drawn $56.7 million. $9.5 million is provided by participations from third parties and $13.5 million is provided by participations from SWS Group, Inc. The loan bears interest at prime plus 1.5% and matures March 22, 2005. SWS Group, Inc. guarantees $10 million of this credit line to the Bank. See “-Commitments and Contingencies – Guarantees” in the Notes to the Consolidated Financial Statements contained in this Report. The portion of the credit line from the Bank and SWS Group to FSB Financial is eliminated in consolidation.

On November 7, 2003, FSB Financial borrowed $5.0 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. $5.0 million is outstanding at December 31, 2004. A member of our management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%.

Cash Flow

Net cash used in operating activities was $93,742,000 for the six months ended December 31, 2004 compared to net cash provided by operating activities of $123,436,000 for the six months ended December 31, 2003. The two primary reasons for the use of cash was increased broker, dealer and clearing organization accounts of $59,854,000 and increased investment in securities owned of $52,071,000.

Net cash used in investing activities for the six-month period ended December 31, 2004 was $65,909,000 compared to cash used in investing activities of $14,821,000 for the six-month period ended December 31, 2003. The change from the prior comparable period was due primarily to increased mortgage funding.

Net cash flows provided by financing activities totaled $88,463,000 for the six-month period ended December 31, 2004 compared to cash used in financing activities of $26,439,000 for the six-month period ended December 31, 2003. The primary difference was the increase in the amount of short-term borrowings needed in fiscal 2005 compared to fiscal 2004.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2005.

We restated our cash flow presentation for the six months ended December 31, 2003. See “-Restatement of Cash Flow Statement” in the Notes to our Consolidated Financial Statements contained in this Report.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire in December 31, 2005, to repurchase 500,000 shares. No shares have been repurchased since February 2003.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. The plan purchased 10,772 shares in the six-month period ended December 31, 2004 at an average cost of $14.91 per share. 10,092 shares were sold or withdrawn from the plan in the six-month period ended December 31, 2004. See “Part II. Other Information-Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

On November 12, 2004, one third of the shares granted in November 2003 under the restricted stock plan vested. Upon vesting a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, 2,404 shares were repurchased with a market value of $48,000 or $19.99 per share.

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

In accordance with the SEC’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased, which are in our trading portfolio, as well as marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$929	$2,392	$3,288	$17,409	$24,018
U.S. Government and Government agency obligations	5,294	(12,225)	(7,503)	1,466	(12,968)
Corporate obligations	(9,002)	(10,340)	6,482	9,208	(3,652)

Total debt securities	(2,779)	(20,173)	2,267	28,083	7,398
Corporate equity	—	—	—	3,049	3,049
Other	7,485	—	—	—	7,485

	$4,706	$(20,173)	$2,267	$31,132	$17,932

Weighted average yield
Municipal obligations	—%	2.6%	3.5%	3.8%	3.3%
U.S. Government and Government agency obligations	2.2%	2.2%	3.5%	5.0%	2.6%
Corporate obligations	3.3%	3.1%	4.2%	5.4%	3.9%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$2,812	$2,812

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

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this Report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain “forward-looking information.”

These statements may relate to anticipated changes in revenues or earnings per share, anticipated changes in our businesses or in anticipated expense levels, or in expectations regarding financial market conditions.

We caution readers that any forward-looking information we provide is not a guarantee of future performance. Actual results may differ materially as a result of various factors, some of which are outside of our control.

Our business and future prospects may fluctuate due to numerous factors, such as:

•	the volume of trading in securities;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in the North Texas area and the national market;

•	the credit-worthiness of our correspondents, counter-parties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	the ability to attract and retain key personnel; and

•	the interest rate environment.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

Additionally, factors which may cause actual results to differ materially from our forward-looking statements include those factors discussed in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview,” “-Risk Management” and “-Critical Accounting Policies and Estimates” and those discussed in our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “-Risk Management”.

Item 4. Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2004. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2004, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three and six-month periods ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SEC/NYSE Mutual Fund Inquiry:

In January 2005, the SEC and the NYSE instituted and settled enforcement proceedings against Southwest Securities and three of its managers. According to the SEC and NYSE, Southwest Securities and the managers failed reasonably to supervise brokers in Southwest Securities’ downtown Dallas branch office who engaged in fraudulent mutual fund market timing schemes, late trading of mutual fund shares, or both.

In settlement of the SEC and NYSE actions, Southwest Securities agreed to pay a total of $10 million ($9.3 million after tax), consisting of $2 million in disgorgement and an $8 million civil money penalty, and to undertake a number of measures to prevent future misconduct. The managers have agreed to settlements that included payments of disgorgement and civil money penalties totaling $275,000, as well as 12-month suspensions from association with a broker-dealer or investment adviser in any supervisory capacity. As part of the settlement, the firm and the managers neither admitted nor denied the SEC and NYSE findings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by SWS during the quarter ended December 31, 2004 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans (2)
9/25/04 to 10/29/04	1,300	$16.67	—	500,000
10/30/04 to 11/27/04	575	19.83	—	500,000
11/28/04 to 12/31/04	129	22.11	—	500,000

	2,004	$18.97	—

(1)	Amounts represent shares purchased under our Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”), established by SWS in July 1999. The Deferred Compensation Plan was established for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the Deferred Compensation Plan consist of employee pre-tax contributions and matching contributions by SWS up to a specified limit. Participants can invest in SWS’ common stock or a variety of mutual funds. If SWS’ common stock is elected, the Deferred Compensation Plan trustee purchases the necessary shares in the open market. The SWS stock purchased is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of our consolidated statements of financial condition. No more than 200,000 shares of stock may be issued pursuant to the Deferred Compensation Plan and the Deferred Compensation Plan will terminate on June 30, 2009. See the Subsequent Events footnote in the Notes to the Consolidated Financial Statements contained in this report for discussion regarding the 2005 Deferred Compensation Plan approved by the shareholders on November 10, 2004. The 2005 Deferred Compensation Plan was effective as of January 1, 2005.

(2)	Represents 500,000 shares available for purchase under a stock repurchase program approved by our Board of Directors pursuant to which SWS has authorization, which will expire on December 31, 2005, to repurchase 500,000 shares. No shares were repurchased under the Stock Repurchase Program in the quarter ended December 31, 2004.

Item 3. Defaults upon Senior Securities

None Reportable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 10, 2004. The following directors were elected at the meeting:

Nominees	For	Withheld	Abstain
Don A. Buchholz	13,449,448	900,168	—
Donald W. Hultgren	13,460,157	889,459	—
Brodie L. Cobb	13,236,331	1,113,285	—
J. Jan Collmer*	13,455,940	893,676	—
Ronald W. Haddock	13,447,047	902,569	—
R. Jan LeCroy	13,237,527	1,112,089	—
Frederick R. Meyer	13,390,715	958,901	—
Jon L. Mosle, Jr.	13,298,612	1,051,004	—

*	Effective November 11, 2004, J. Jan Collmer resigned as a member of SWS’ Board of Directors.

There was one other matter on which the shareholders voted. The results were as follows:

	For	Against	Abstain	Not Voted
Approval of the 2005 Deferred Compensation Plan	10,280,689	1,237,005	13,316	2,818,606

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

SWS Group, Inc.
(Registrant)

February 9, 2005 Date	/S/ Donald W. Hultgren
(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

February 9, 2005 Date	/S/ Kenneth R. Hanks
(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

February 9, 2005 Date	/S/ Stacy Hodges
(Signature)
Stacy Hodges
Executive Vice President
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.1+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996

10.2+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.3+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.4+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.5+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.6+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996

10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003

10.8+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.9+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.10+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan - Effective July 1, 1999 incorporated by reference to Exhibit C to the Registrant’s Proxy Statement filed October 9, 2003

10.11+	SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 6, 2004

10.12+	Form of Plan Agreement for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.13+	Form of Election Form for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.14+	Description of Registrant’s cash bonus plan incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2004

10.15*+	Description of Registrant’s director compensation arrangement

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement