Form 10-Q
period 2005-03-24
SWS GROUP INC
filed 2005-05-03
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2005

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

As of April 29, 2005, there were 17,393,626 shares of the registrant’s common stock, $.10 par value outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 24, 2005 and June 25, 2004

(In thousands, except par values and share amounts)

(Unaudited)

	March	June
Assets
Cash and cash equivalents	$33,840	$88,589
Assets segregated for regulatory purposes	358,143	367,070
Marketable equity securities available for sale	2,647	7,038
Receivable from brokers, dealers and clearing organizations	3,271,714	3,107,287
Receivable from clients, net	381,136	421,799
Loans held for sale, net	145,098	79,083
Loans, net	564,021	462,957
Securities owned, at market value	202,572	136,199
Securities purchased under agreements to resell	70,480	4,909
Goodwill	11,645	8,183
Other assets	72,604	59,536

	$5,113,900	$4,742,650

Liabilities and Stockholders’ Equity
Short-term borrowings	$64,400	$—
Payable to brokers, dealers and clearing organizations	3,201,518	3,050,748
Payable to clients	660,387	691,456
Deposits	525,158	501,094
Securities sold, not yet purchased, at market value	147,288	88,957
Drafts payable	36,864	32,212
Advances from Federal Home Loan Bank	118,419	36,576
Other liabilities	96,962	82,968
Exchangeable subordinated notes	—	8,604

	4,850,996	4,492,615

Minority interest in consolidated subsidiaries	1,079	2,396

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 17,956,032 and outstanding 17,302,302 shares at March 24, 2005; issued 17,817,444 and outstanding 17,109,925 shares at June 25, 2004	1,795	1,781
Additional paid-in capital	248,440	245,391
Retained earnings	20,419	(2,718)
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $231 at March 24, 2005 and $6,910 at June 25, 2004	431	12,833
Deferred compensation, net	420	834
Treasury stock (653,730 shares at March 24, 2005 and 707,519 shares at June 25, 2004, at cost)	(9,680)	(10,482)

Total stockholders’ equity	261,825	247,639
Commitments and contingencies

	$5,113,900	$4,742,650

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and nine months ended March 24, 2005 and March 26, 2004

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
Net revenues from clearing operations	$3,306	$4,678	$10,697	$14,964
Commissions	19,408	24,753	62,937	73,080
Interest	42,706	23,013	108,225	71,154
Investment banking, advisory and administrative fees	7,084	7,765	20,390	19,711
Net gains on principal transactions	4,551	5,087	30,323	14,612
Other	4,385	4,404	17,940	11,966

	81,440	69,700	250,512	205,487

Commissions and other employee compensation	34,423	37,399	101,769	106,699
Interest	21,880	8,003	49,602	24,595
Occupancy, equipment and computer service costs	6,262	7,002	19,828	21,553
Communications	2,495	3,442	8,680	9,939
Floor brokerage and clearing organization charges	1,177	1,381	4,346	4,830
Advertising and promotional	568	745	2,493	2,504
Other	5,827	8,142	18,155	22,909

	72,632	66,114	204,873	193,029

Income before income tax expense and minority interest in consolidated subsidiaries	8,808	3,586	45,639	12,458
Income tax expense	3,104	1,806	15,848	4,618

Income before minority interest in consolidated subsidiaries	5,704	1,780	29,791	7,840
Minority interest in consolidated subsidiaries	(111)	(299)	(626)	(820)

Net income	5,593	1,481	29,165	7,020
Other comprehensive income (loss):
Net holding gains and losses, net of tax of $158 and $327 for the three and nine months ended March 24, 2005 and ($300) and $1,056 for the three and nine months ended March 26, 2004	(114)	(561)	52	2,668
Reclassification for hedging activities, net of tax of $9 for the nine months ended March 24, 2005 and $284 and $781 for the three and nine months ended March 26, 2004	—	527	17	(1,450)
Maturity of DARTSSM, net of tax of $6,262	—	—	(12,471)	—

Net income (loss) recognized in other comprehensive income	(114)	(34)	(12,402)	1,218

Comprehensive income	$5,479	$1,447	$16,763	$8,238

Earnings per share - basic
Net income	$0.32	$0.09	$1.70	0.41

Weighted average shares outstanding – basic	17,275,934	17,121,144	17,194,927	17,097,709

Earnings per share – diluted
Net income	$0.32	$0.09	$1.68	$0.41

Weighted average shares outstanding – diluted	17,501,027	17,290,101	17,389,953	17,292,354

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 24, 2005 and March 26, 2004

(In thousands)

(Unaudited)

	For the Nine Months Ended
	March 24, 2005	March 26, 2004 (see “- Restatement of Cash Flow Statement”)
Cash flows from operating activities:
Net income	$29,165	$7,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,666	4,623
Amortization of discounts on loans purchased	(808)	(831)
Provision for doubtful accounts	3,550	3,241
Deferred income tax expense (benefit)	(1,590)	756
Deferred compensation	779	754
Gain on sale of loans	(593)	(1,502)
Loss on sale of fixed assets	48	—
(Gain) loss on sale of real estate	(214)	430
Gain on maturity of DARTSSM	(23,567)	—
Equity in undistributed losses on investments	612	4,088
Net change in minority interest in consolidated subsidiaries	(1,317)	511
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	8,927	62,487
Net change in broker, dealer and clearing organization accounts	(13,657)	64,665
Net change in client accounts	9,074	(149,438)
Net change in loans held for sale	(66,015)	101,506
Increase in securities owned	(65,900)	(38,393)
Increase in securities purchased under agreements to resell	(65,571)	(32,348)
(Increase) decrease in other assets	(4,617)	4,424
Increase in drafts payable	4,652	1,220
Increase in securities sold, not yet purchased	58,331	56,818
Increase (decrease) in other liabilities	2,131	(5,301)

Net cash provided by (used in) operating activities	(121,914)	84,730

Cash flows from investing activities:
Purchase of fixed assets	(3,150)	(5,025)
Purchase of real estate	(2,471)	—
Proceeds from the sale of fixed assets	54	—
Proceeds from the sale of real estate	9,883	11,092
Loan originations and purchases	(415,734)	(347,956)
Loan repayments	307,998	284,844
Cash paid for purchase of O’Connor & Company Securities, Inc., net of cash acquired	(586)	(539)
Cash paid on investments	(1,443)	(3,596)
Cash received from investments	180	40
Cash paid for additional investment in FSB Financial & FSBF	(3,000)	—
Gain on sale of subsidiary	—	(1,082)
Sales of Federal Home Loan Bank stock	—	6,700
Purchases of Federal Home Loan Bank stock	(3,428)	(78)

Net cash used in investing activities	(111,697)	(55,600)

Cash flows from financing activities:
Payments on short-term borrowings	(1,520,415)	(1,217,700)
Cash proceeds from short-term borrowings	1,584,815	1,233,300
Payments on capital leases	(253)	(743)
Increase (decrease) in deposits	24,064	(5,908)

	For the Nine Months Ended
	March 24, 2005	March 26, 2004 (see “- Restatement of Cash Flow Statement”)
Increase (decrease) in advances from Federal Home Loan Bank	81,843	(29,743)
Cash proceeds from notes payable - Bank	13,700	15,925
Cash paid on notes payable - Bank	(1,500)	—
Cash paid on note payable	(165)	—
Payment of cash dividends on common stock - SWS Group	(5,207)	(5,113)
Net proceeds from exercise of stock options	1,983	1,416
Proceeds related to Deferred Compensation Plan	235	140
Purchase of treasury stock	(238)	(140)

Net cash provided by (used in) financing activities	178,862	(8,566)

Net increase (decrease) in cash	(54,749)	20,564
Cash at beginning of period	88,589	74,706

Cash at end of period	$33,840	$95,270

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$948	$930

Maturity of DARTSSM	$23,567	$—

Removal from escrow marketable equity securities	$—	$1,082

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$57,278	$25,053

Taxes	$10,300	$5,300

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended March 24, 2005 and March 26, 2004

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 24, 2005, and for the three and nine-month periods ended March 24, 2005 and March 26, 2004, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 25, 2004 filed on Form 10-K. Amounts included for June 25, 2004 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated. Certain amounts in fiscal 2004 have been reclassified to conform to the 2005 presentation.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”):

Brokerage Group
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
May Financial Corporation	“May Financial”
Mydiscountbroker.com, Inc.	“Mydiscountbroker”
Southwest Clearing Corp.	“Southwest Clearing”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
SWS Banc Holdings, Inc.	“SWS Banc”
Southwest Securities Bank	“Bank”
FSBF, LLC (90%)	“FSBF”
FSB Financial, LTD (88.2%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
SWS Technologies Corporation	“SWS Technologies”
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”

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

Banking Group. The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision. SWS Banc was incorporated as a wholly owned subsidiary of SWS Group in 2003 and became the sole shareholder of the Bank in 2004. FSBF is a 2% general partner of FSB Financial which purchases non-prime automobile loans. FSB Development develops single-family residential lots.

In January 2005, the Bank purchased an additional 15% of FSBF at a cost of $83,000, bringing the Bank’s percentage of ownership to 90%. Also, the Bank purchased an additional 14.7% of FSB Financial at a cost of $4.4 million bringing the Bank’s percentage of ownership to 88.2%. Of the $4.4 million purchase price, $3.0 million was paid in cash and the remaining $1.4 million was given in the form of a promissory note. The monthly note payment is 35% of the monthly after-tax net income allocated to the Bank from FSB Financial until the amount has been paid in full. This transaction created $2.9 million in goodwill.

The Bank’s quarterly financial statements are prepared as of March 31 for each period presented. Any individually material transactions are reviewed and recorded in the appropriate quarter. All significant intercompany balances and transactions have been eliminated.

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

SWS Technologies was dissolved in July 2004.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. At March 24, 2005, SWS had two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS Group’s common stock for issuance to eligible officers, directors and employees of SWS Group or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

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

The following table illustrates the effect on net income and earnings per share if SWS had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
Net income (loss):
As reported	$5,593	$1,481	$29,165	$7,020
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(205)	(402)	(913)

Pro forma	$5,498	$1,276	$28,763	$6,107

Earnings per share - basic:
As reported	$0.32	$0.09	$1.70	$0.41
Pro forma	0.32	0.07	1.67	0.36

Earnings per share - diluted:
As reported	$0.32	$0.09	$1.68	$0.41
Pro forma	0.31	0.07	1.65	0.35

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended March 24, 2005 and March 26, 2004:

	March 24, 2005	March 26, 2004
Expected volatility	57%	52%
Risk-free interest rate	3.94%	3.15%
Expected dividend yield	2.66%	2.57%
Expected life	5 years	5 years

Restricted Stock Plan. On November 12, 2003, the shareholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 500,000 shares of SWS’ common stock to SWS’ directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. While the vesting period of each restricted stock award is determined on an individualized basis by the Compensation Committee of the Board of Directors, in general, restricted stock granted under the Restricted Stock Plan is fully vested after three years. On November 12, 2003, the Board of Directors approved grants under the Restricted Stock Plan to various officers and employees totaling 44,729 shares with a fair market value of $20.33 per share. On August 18, 2004, a second grant was approved totaling 65,950 shares at a price of $13.85. As a result of these grants, SWS recorded deferred compensation of approximately $1,823,000 and for the three and nine months ended March 24, 2005, SWS has recognized compensation expense of approximately $147,000 and $388,000, respectively. In the third quarter of fiscal 2005, the Board of Directors voted to accelerate the vesting schedule of the then outstanding shares of restricted stock issued to the Company’s non-employee directors to the next anniversary of the date of grant. The vesting for future issuances to non-employee directors will be determined when granted, but it is anticipated that such shares will vest on the one year anniversary of the date of grant.

CASH & CASH EQUIVALENTS

The Company includes cash on hand, cash in banks and highly liquid investments with original maturities of three months or less as cash and cash equivalents.

RESTATEMENT OF CASH FLOW STATEMENT

SWS has restated its Statement of Cash Flows for the nine months ended March 26, 2004 to appropriately reflect the gross cash receipts and disbursements of certain loans, real estate sales and notes payable related to certain banking transactions. The changes resulted in decreased cash from operations of $27.4 million. Cash flow from investing activities decreased $11.5 million. Cash flow from financing activities was decreased $15.9 million.

The effect of the revised presentation of cash flows from operating activities, cash flow from investing activities and cash flow from financing activities is presented below:

	Restated Amount	Previously Reported
Cash flow from operating activities	$84,730	$112,117
Cash flow from investing activities	(55,600)	(67,062)
Cash flow from financing activities	(8,566)	(24,491)

Net changes in cash	$20,564	$20,564

EQUITY METHOD INVESTMENTS

In 1993, SWS became a part owner of Comprehensive Software Systems, Ltd. (“CSS”), a software development company formed to develop a new brokerage front- and back-office system. Summarized financial information of CSS is as follows (in thousands):

	March 31, 2005	June 30, 2004
Total assets	$9,396	$7,235
Total liabilities	4,424	11,360
Shareholders’ equity	4,972	(4,125)

	Three Months Ended
	March 31, 2005	March 31, 2004
Total revenues	$1,176	$1,286
Net loss	(1,969)	(2,683)

	Nine Months Ended
	March 31, 2005	March 31, 2004
Total revenues	$3,783	$3,539
Net loss	(7,494)	(9,873)

By fiscal 2002, SWS held a 25.08% ownership interest in CSS, and implemented the equity method of accounting, prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In June 2002, SWS determined that its investment in CSS was fully impaired and wrote off the investment and the associated goodwill.

In December 2002, SWS agreed to advance CSS the principal sum of $3,250,000 under a note bearing interest at 6% per annum. The note was payable in equal monthly installments beginning January 2008 with the final payment due January 2013. In June 2003, SWS and CSS amended the agreement to increase the total principal to $3,500,000. All other terms of the note were unchanged.

SWS resumed recording its share of the undistributed losses of CSS due to this loan agreement. In December 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase was made in four equal quarterly installments totaling $2,885,900 and resulted in increasing SWS’ position in CSS to 30.22%.

In January 2005, SWS forgave the $3,500,000 loan that was made in fiscal 2003, converting it to an equity contribution. Additionally, SWS declined participation in CSS’ January 2005 equity offering. Subsequent to the offering, SWS position in CSS decreased to 13.7%.

SWS’ share of the undistributed losses of CSS for the three and nine months ended March 24, 2005 was $408,000 and $2,062,000, respectively. For the nine-month period ended March 24, 2005, SWS’ pro-rata share of CSS’ losses was greater than the $1,443,000 purchased by $619,000. From initial application of the equity method of accounting to date, SWS’ pro-rata percentage of losses of $7,518,000 was greater than the $6,386,000 loaned and invested by $1,132,000. As a result, there is no recorded equity investment or loan receivable from CSS at March 24, 2005. Because SWS declined to participate in CSS’ January 2005 equity offering, there were no equity contributions in the third quarter of fiscal 2005.

SWS has three other investment vehicles accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of March 24, 2005, SWS had contributed $3,500,000 to the fund. During the three and nine months ended March 24, 2005, SWS recorded income of $583,000 and $683,000, respectively, related to this investment. In comparison, during the three and nine months ended March 26, 2004, SWS recorded losses of $485,000 and $991,000, respectively.

With respect to SWS’ two remaining equity investments, one was sold resulting in a gain of $160,000. The remaining equity investment had total losses for the three and nine months ended March 24, 2005 of $4,000 and $11,700, respectively. The comparable periods of fiscal 2004 had total losses of $100,000 and $305,000, respectively.

The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003 and the revised version, FIN No. 46R, in December 2003. Upon review of its investments, SWS determined that it has one Variable Interest Entity (“VIE”), as defined by FIN No. 46R, that should be consolidated. This entity is consolidated at the Bank level through FSB Development. In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. The Bank has also loaned this limited partnership $2.4 million with an interest rate of prime plus 1% payable on May 10, 2006 to allow the limited partnership to purchase the land to be used in the development. As of and for the three months ended March 24, 2005, the Bank consolidated $1.9 million in assets and $6,300 in net losses, respectively, for this investment.

FSB Development had a limited partnership interest of $1.0 million in a land development limited partnership at December 2004. FSB Development’s interest in the limited partnership was sold on February 3, 2005 for $1,125,000, resulting in a gain of $223,000. The Bank recorded $17,000 and $94,000 in net losses for the three and nine months ended March 24, 2005. The Bank has also loaned this limited partnership $3.0 million with an interest rate of prime plus 1% payable on December 17, 2005 to allow the limited partnership to purchase the land and finance the second phase of the development.

SWS also has an investment in Archipelago Holdings, L.L.C., an electronic stock exchange, (“Archipelago”), recorded at its cost of zero. During the second quarter of fiscal 2004, SWS tendered half of its stake in Archipelago, or 303,456 shares of Archipelago common stock, for cash. SWS recognized a gain of $903,000 (after tax gain of $587,000). After the tender, SWS owned 303,456 shares of Archipelago. In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock. SWS sold 23,714 shares at $10.695, yielding a gain of $254,000 in the offering. After giving effect to these transactions, SWS owns 43,721 shares of Archipelago stock. This stock is included in securities owned and marked to market and was subject to a holding period which ended February 19, 2005. See “-Securities Owned and Securities Sold, Not Yet Purchased.”

Southwest Securities has been a member of the NYSE since 1972 and as such owns one seat on the NYSE carried at a cost of $240,000.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 24, 2005, SWS had U.S. Treasury securities with a market value of approximately $104,247,000, reverse repurchase agreements of approximately $69,786,000 and related cash and accrued interest of approximately $184,110,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $70,105,000. At March 24, 2005, SWS had no position in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”).

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

At March 24, 2005 and June 25, 2004, SWS held 457,154 shares of U.S. Home Systems, Inc. (“USHS”) with a cost basis of $2,018,000. The market value of the USHS shares was $2,647,000 at March 24, 2005 and $3,269,000 at June 25, 2004. There were no sales of USHS stock in the three-month periods ended March 24, 2005 and March 26, 2004.

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

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 24, 2005 and June 25, 2004, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March	June
Receivable
Securities failed to deliver	$30,138	$25,214
Securities borrowed	3,193,354	3,053,926
Correspondent broker/dealers	33,578	16,397
Clearing organizations	8,366	6,085
Other	6,278	5,665

	$3,271,714	$3,107,287

Payable
Securities failed to receive	$41,610	$46,788
Securities loaned	3,108,755	2,962,133
Correspondent broker/dealers	25,825	18,351
Other	25,328	23,476

	$3,201,518	$3,050,748

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value daily according to standard industry practices. SWS has received collateral of $3,193,258,000 under securities lending agreements, of which the Company has repledged $3,076,851,000 at March 24, 2005. At June 25, 2004, SWS had collateral of $3,053,813,000 under securities lending agreements, of which SWS had repledged $2,927,311,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at March 24, 2005 and June 25, 2004 are summarized as follows (in thousands):

	March	June
First mortgage loans (principally conventional):
Real estate	$293,030	$245,292
Construction	132,245	112,016

	425,275	357,308

Consumer and other loans:
Commercial	43,839	37,427
Other	105,026	78,241

	148,865	115,668

Factored receivables	8,320	6,415

	582,460	479,391
Unearned income	(13,040)	(11,791)
Allowance for probable loan losses	(5,399)	(4,643)

	$564,021	$462,957

Impairment of loans with a recorded investment of approximately $5,672,000 and $4,646,000 at March 24, 2005 and June 25, 2004, respectively, has been recognized in conformity with SFAS No.

114, “Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures - an Amendment of FASB Statement No. 114.”

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 24, 2005 and March 26, 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
Balance at beginning of period	$5,392	$4,610	$4,643	$4,421
Provision for loan losses	912	1,058	3,031	2,937
Loans charged to the allowance, net	(905)	(1,271)	(2,275)	(2,961)

Balance at end of period	$5,399	$4,397	$5,399	$4,397

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At March 24, 2005 and June 25, 2004, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	March	June
Securities owned
Corporate equity securities	$6,896	$12,451
Municipal obligations	48,244	28,904
U.S. Government and Government agency obligations	29,504	27,330
Corporate obligations	111,234	56,984
Other	6,694	10,530

	$202,572	$136,199

Securities sold, not yet purchased
Corporate equity securities	$1,207	$2,949
Municipal obligations	486	509
U.S. Government and Government agency obligations	87,241	16,139
Corporate obligations	58,108	68,894
Other	246	466

	$147,288	$88,957

During the quarter, certain of the above securities were pledged to secure short-term borrowings or as security deposits at clearing organizations for SWS’ business. Securities deposited as security at clearing organizations were $5,074,000 and $4,339,000 at March 24, 2005 and June 25, 2004, respectively. Additionally, at March 24, 2005 and June 25, 2004, SWS had deposited firm securities valued at $112,000 and $377,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At March 24, 2005, SWS held reverse repurchase agreements totaling $70,480,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $70,154,000. At June 25, 2004, SWS held reverse repurchase agreements totaling $4,909,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $4,886,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2004 as required by SFAS No. 142, and based on the results of the valuation, SWS’ goodwill balance was not impaired. SWS will be evaluating impairment of goodwill for fiscal 2005 in June 2005. There have been no events in the last nine months that would trigger an interim assessment on the fair value of goodwill.

SWS has two reporting units with goodwill: Southwest Securities in the Brokerage Group segment and the Bank in the Banking Group segment. Changes in the carrying value of goodwill during the nine-month period ended March 24, 2005, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 25, 2004	$6,927	$1,256	$8,183
Arising from earn-out provision of completed business combination	585	—	585
Arising from additional investment in FSBF and FSB Financial	—	2,877	2,877

Balance, March 24, 2005	$7,512	$4,133	$11,645

SOFTWARE DEVELOPMENT

In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” SWS did not capitalize any software development upgrade costs associated with the CSS technology platform for the three and nine months ended March 24, 2005, whereas $20,000 and $373,000 of costs were capitalized for the comparable periods of fiscal 2004. These capitalized costs are primarily labor related and will be depreciated over a three-year period.

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

DEFERRED COMPENSATION PLAN

On November 10, 2004, the shareholders of SWS Group approved the 2005 Deferred Compensation Plan (the “2005 Plan”), the effective date of which was January 1, 2005. With the approval of the 2005 Plan, no future deferrals may be made pursuant to the 1999 Deferred Compensation Plan (the “1999 Plan”) after the effective date; however, any amounts previously deferred will be paid in accordance with the terms of the 1999 Plan. The 2005 Plan is designed to comply with the American

Jobs Creation Act of 2004, passed on October 11, 2004, while continuing to allow eligible officers and employees to defer a portion of certain compensation.

The assets of the 2005 Plan include investments in SWS Group, Westwood Holdings Group, Inc. (“Westwood”) and company owned life insurance (“COLI”). Investments in SWS Group stock continue to be carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. Investments in Westwood stock continue to be carried at market value and recorded as securities owned. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition. As of December 31, 2004, all investments in the 1999 Plan were dissolved, except for the investments in SWS Group and Westwood stock. Proceeds from the liquidation were invested in COLI.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 24, 2005, the amount outstanding under these secured arrangements was $56,700,000, which was collateralized by securities held for firm accounts valued at $109,943,000. There were no borrowings under these arrangements at June 25, 2004.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At March 24, 2005 and June 25, 2004, the total amount available for borrowings was $16,896,000 and $16,750,000, respectively. At March 24, 2005, $7,700,000 was outstanding on this line. No amounts were outstanding at June 25, 2004.

SWS has an irrevocable letter of credit agreement aggregating $44,000,000 and $40,000,000 at March 24, 2005 and June 25, 2004, respectively, pledged to support its open options positions with an options clearing organization. This letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $60,957,000 and $64,664,000 at March 24, 2005 and June 25, 2004, respectively. SWS also has unsecured letters of credit, aggregating $2,250,000 at both March 24, 2005 and June 25, 2004, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At March 24, 2005 and June 25, 2004, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker in the amount of $854,000 and $1,000,000, respectively. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to using client securities to finance bank loans, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At March 24, 2005, approximately $493,822,000 of client securities under customer margin loans was available to be repledged, of which SWS has pledged $31,120,000 under securities loan agreements. At June 25, 2004, $541,506,000 of client securities under customer margin loans was available to be pledged, of which SWS has pledged $34,374,000 under securities loan agreements.

At March 24, 2005 and June 25, 2004, SWS had no repurchase agreements outstanding.

DEPOSITS

Deposits at March 24, 2005 and June 25, 2004 are summarized as follows (dollars in thousands):

	March		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$34,846	6.6%	$24,972	5.0%
Interest bearing demand accounts	51,358	9.8	49,783	9.9
Savings accounts	319,168	60.8	295,253	58.9
Limited access money market accounts	20,909	4.0	18,620	3.7
Certificates of deposit, less than $100,000	70,647	13.4	82,041	16.4
Certificates of deposit, $100,000 and greater	28,230	5.4	30,425	6.1

	$525,158	100.0%	$501,094	100.0%

The weighted average interest rate on deposits was approximately 2.55% at March 24, 2005 and 1.63% at June 25, 2004.

At March 24, 2005, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
Certificates of deposit, less than $100,000	$50,934	$9,696	$3,517	$6,500	$70,647
Certificates of deposit, $100,000 and greater	21,212	2,202	825	3,991	28,230

	$72,146	$11,898	$4,342	$10,491	$98,877

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At March 24, 2005 and June 25, 2004, advances from the FHLB were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$86,061	$1,586
Due within two years	11,811	1,239
Due within five years	3,269	16,222
Due within seven years	2,592	908
Due within ten years	3,590	6,298
Due within twenty years	11,096	10,323

	$118,419	$36,576

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $162 million of collateral value (as defined by the credit policy of the FHLB) in qualifying loans at March 24, 2005 (calculated at December 31, 2004). At June 25, 2004 (calculated at March 31, 2004), advances with interest rates from 2% to 8% were collateralized by approximately $84 million of collateral value in qualifying loans.

BANK BORROWINGS

On February 3, 2004, FSB Financial obtained a line of credit from a bank in the amount of $10 million. In December 2004, this line of credit was increased to $15 million. At March 24, 2005 and June 25, 2004, $15 million and $10 million, respectively, were outstanding on this line of credit. The note related to this line of credit matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 0.75%.

FSB Financial also has a line of credit with the Bank. The total credit line is $57 million of which FSB Financial has drawn $53.6 million. $12 million is provided by participations from third parties and $7.1 million is provided by participations from SWS Group. As of January 1, 2005, the loan bears interest at prime plus 0.75% and matures March 27, 2006. Prior to January 1, 2005, the loan boar interest at prime plus 1.5%. SWS Group guarantees $10 million of this credit line to the Bank. See “-Commitments and Contingencies – Guarantees.” The portion of the credit line from the Bank and SWS Group, Inc. to FSB Financial is eliminated in consolidation.

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of SWS’ management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%. The terms of the loan were no more favorable to the lenders than the terms of similar contemporaneous loans made available by non-affiliated lenders. At March 24, 2005 and June 25, 2004, $5 million was outstanding on this loan.

EXCHANGEABLE SUBORDINATED NOTES

SFAS No. 133 was applicable to the Notes due June 30, 2004 that had a face value of $21.2 million. SWS issued the Notes in June 1999 in the form of DARTSSM.

SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account in the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the three and nine-month periods ended March 24, 2005 and March 26, 2004 (in thousands):

	Fiscal 2005	Fiscal 2004
Balance at beginning of period	$8,604	$7,284
Change in value of embedded derivative	(26)	1,802
Maturity of the DARTSSM	(8,578)	—

Balance at end of first quarter	$—	$9,086
Change in value of embedded derivative	—	1,225

Balance at end of second quarter	$—	$10,311
Change in value of embedded derivative	—	(811)

Balance at end of third quarter	$—	$9,500

373,550 DARTSSM were outstanding at June 25, 2004 and were hedged with 373,550 shares of Knight stock. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For each of the three and nine-month periods ended March 26, 2004 and the three month period ended September 24, 2004, the change in the time value of the embedded equity option in the DARTSSM was immaterial to the consolidated financial statements.

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

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Net Capital Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Net Capital Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At March 24, 2005, Southwest Securities had net capital of $106,799,000, or approximately 22.1% of aggregate debit balances, which was $97,119,000 in excess of its minimum net capital requirement of $9,680,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn and cash dividends may not be paid if resulting net capital would be less than 5% of aggregate debit items. At March 24, 2005, Southwest Securities had net capital of $82,600,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At March 24, 2005, the net capital and excess net capital of SWS Financial were $930,000 and $680,000, respectively.

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted total assets (all as defined in 12 CFR 565 and 12 CFR 567). Management believes, as of March 24, 2005 and June 25, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 24, 2005 and June 25, 2004, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 24, 2005:
Total capital (to risk weighted assets)	$63,159	10.2%	$49,738	8.0%	$62,173	10.0%
Tier I capital (to risk weighted assets)	60,184	9.7	24,869	4.0	37,304	6.0
Tier I capital (to adjusted total assets)	60,184	8.0	29,992	4.0	37,490	5.0

June 25, 2004:
Total capital (to risk weighted assets)	$61,416	12.1%	$40,625	8.0%	$50,781	10.0%
Tier I capital (to risk weighted assets)	58,483	11.5	20,312	4.0	30,469	6.0
Tier I capital (to adjusted total assets)	58,483	9.5	24,657	4.0	30,821	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and nine-month periods ended March 24, 2005 and March 26, 2004 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
Net income	$5,593	$1,481	$29,165	$7,020

Weighted average shares outstanding – basic	17,275,934	17,121,144	17,194,927	17,097,709
Effect of dilutive securities:
Assumed exercise of stock options	134,102	123,210	107,722	171,855
Restricted stock	90,991	45,747	87,304	22,790

Weighted average shares outstanding – diluted	17,501,027	17,290,101	17,389,953	17,292,354

Earnings per share – basic	$0.32	$0.09	$1.70	$0.41

Earnings per share – diluted	$0.32	$0.09	$1.68	$0.41

At March 24, 2005 and March 26, 2004, there were approximately 1.4 million and 1.7 million options outstanding under the two stock option plans, respectively. See “-Stock Option and Restricted Stock Plans.” As of March 24, 2005 and March 26, 2004, approximately 110,472 and 175,537 outstanding options, respectively, were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF TREASURY STOCK

On May 12, 2004, the Board of Directors of SWS approved the extension of SWS’ stock repurchase plan to December 31, 2005. As a result of this action, SWS was authorized to repurchase up to 500,000 shares under the program. No shares have been repurchased by SWS under this program since February 2003.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 4,014 and 14,786 shares during the three and nine-month periods ended March 24, 2005 at a cost of $77,400 and $238,000, or $19.29 and $16.10 per share, respectively. During the three and nine-month periods ended March 26, 2004, 1,524 and 7,054 shares were purchased at a cost of $26,700 and $140,100, or $17.55 and $19.86 per share, respectively. During the nine month period ended March 24, 2005, 10,092 shares were sold or distributed pursuant to the plan. 4,010 shares were distributed pursuant to the plan during the nine-month period ended March 26, 2004.

On November 12, 2004, one third of the shares previously granted under the restricted stock plan vested. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, 2,404 shares were repurchased with a market value of $48,000 or $19.99 per share.

SEGMENT REPORTING

SWS operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group, and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported. The Brokerage Group no longer includes the entities of Mydiscountbroker and Southwest Clearing as these entities were dissolved in July 2004. The balances for these entities are included in the balances presented for the three and nine-month periods ended and as of March 26, 2004. As of December 31, 2004, May Financial was dissolved. As a result, the balances for this entity are included in the balances presented for the three and nine months ended and as of March 24, 2005 and March 26, 2004, but will not be included in future presentations.

The category “other consolidated entities” includes SWS Group and SWS Insurance. The three and nine-month periods ended and as of March 26, 2004 includes the balances of SWS Technologies. As SWS Technologies was dissolved in July 2004, the March 24, 2005 balances do not include balances from this entity. SWS Group is a holding company that owns various investments, including the investment in USHS common stock. SWS Group held the investment in Knight stock through June 30, 2004. See “-Marketable Equity Securities.” SWS Insurance facilitates the sale of insurance and annuities for customers of Southwest Securities and its correspondents. There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended March 24, 2005
Net revenues from external sources	$63,995	$135	$16,592	$718	$81,440
Net intersegment revenue (expense)	(785)	—	938	(153)	—
Net interest revenue (expense)	8,432	—	12,430	(36)	20,826
Depreciation and amortization	1,300	1	215	—	1,516
Income (loss) before income taxes and minority interest in consolidated subsidiaries	2,607	91	5,905	205	8,808
Net income (loss)	1,356	55	4,100	82	5,593
Segment assets	4,333,101	637	755,638	24,524	5,113,900
Expenditures for long-lived assets	230	—	686	—	916

Three months ended March 26, 2004
Net revenues from external sources	$58,482	$261	$11,403	$(446)	$69,700
Net intersegment revenue (expense)	(756)	—	799	(43)	—
Net interest revenue (expense)	7,101	—	8,165	(256)	15,010
Depreciation and amortization	1,410	1	163	38	1,612
Income (loss) before income taxes and minority interest in consolidated subsidiaries	2,043	61	3,819	(2,337)	3,586
Net income (loss)	442	40	2,535	(1,536)	1,481
Segment assets	4,333,409	1,682	626,260	22,179	4,983,530
Expenditures for long-lived assets	1,211	—	270	—	1,481

Nine months ended March 24, 2005
Net revenues from external sources	$181,378	$370	$44,068	$24,696	$250,512
Net intersegment revenue (expense)	(2,286)	—	2,607	(321)	—
Net interest revenue (expense)	25,110	—	33,572	(59)	58,623
Depreciation and amortization	4,110	4	552	—	4,666
Income (loss) before income taxes and minority interest in consolidated subsidiaries	9,943	57	15,368	20,271	45,639
Net income (loss)	5,582	33	10,499	13,051	29,165
Segment assets	4,333,101	637	755,638	24,524	5,113,900
Expenditures for long-lived assets	1,442	—	1,707	1	3,150

Nine months ended March 26, 2004
Net revenues from external sources	$169,575	$744	$35,584	$(416)	$205,487
Net intersegment revenue (expense)	(2,290)	—	2,399	(109)	—
Net interest revenue (expense)	20,959	—	26,356	(756)	46,559
Depreciation and amortization	4,031	5	473	114	4,623
Income (loss) before income taxes and minority interest in consolidated subsidiaries	6,504	162	12,898	(7,106)	12,458
Net income (loss)	2,973	105	8,602	(4,660)	7,020
Segment assets	4,333,409	1,682	626,260	22,179	4,983,530
Expenditures for long-lived assets	4,180	1	1,100	(256)	5,025

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

SEC/NYSE Mutual Fund Inquiry. In January 2005, Southwest Securities settled enforcement proceedings brought against it and three of its managers by the SEC and NYSE by agreeing to pay a total of $10 million ($9.3 million after tax), consisting of $2 million in disgorgement and an $8 million civil penalty and undertaking a number of measures to prevent future misconduct.

Fraudulent Mortgages. During the first quarter of fiscal 2003, the Bank provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank and the Bank is not receiving payments on these loans. At this time, the likelihood of recovery cannot be estimated.

Venture Capital Fund. SWS has committed $5 million to invest in a limited partnership venture capital fund. As of March 24, 2005, SWS had contributed $3.5 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period.

Underwriting. Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at March 24, 2005 were $456,820,000 for public finance. Open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material adverse effect on the consolidated financial statements.

Guarantees.

In March 2002, SWS issued a loan guarantee for FSB Financial for $10,000,000. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25,000,000, up to a maximum of $35,000,000. At March 24, 2005, the Bank had loaned $34,500,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $9,500,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements, as FIN No. 45 requires disclosure only of guarantees issued between parents and their subsidiaries. In addition to this guarantee, SWS has agreed to participate in FSB Financial’s $57 million line of credit with the Bank, up to $10 million.

In connection with the 2002 spin-off of SWS’ primary asset management subsidiary, Westwood, SWS agreed to indemnify the Westwood from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. SWS’ management believes that the resolution of the remaining issues associated with the

Boykin Trust in bankruptcy will not have a material impact on SWS’ consolidated financial statements.

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

ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment.” In December 2004, FASB issued a revised standard regarding share-based payments, SFAS No. 123R. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this statement are effective as of the beginning of the next fiscal year that begins after June 15, 2005. The effect of implementation on SWS’ financial statements for the three and nine months ended March 24, 2005 would result in a decrease in net income of $95,000 and $402,000, respectively and a decrease in diluted earnings per share of $0.01 and $0.03 for the three and nine month periods ended March 24, 2005. SWS has not determined its method of implementation of SFAS No. 123R. (see “Stock Option and Restricted Stock Plans” for additional discussion)

To provide guidance on the implementation of SFAS No. 123R, the SEC issued Staff Accounting Bulletin No. 107 on March 29, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (“we,” “us,” “SWS,” or the “Company”) is engaged in full-service securities brokerage primarily through Southwest Securities, Inc. (“Southwest Securities”), full-service commercial banking through Southwest Securities Bank (the “Bank”), and asset management. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period. Our business is subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “-Forward-Looking Statements.”

We are currently focused on three aspects of our overall business: growing our clearing business, taking advantage of our prominence in the Southwest to become a nationally recognized full-service regional brokerage firm and growing the Bank.

Brokerage Group

Through our Brokerage Group we engage in securities execution and clearing, securities brokerage, investment banking, securities lending and borrowing, and trading as a principal in equity and fixed income securities.

The U.S. equities market declined slightly in the second quarter of fiscal 2005 due to increasing concerns over rising oil prices and interest rate hikes. The Dow Jones Industrial Average (“DJIA”) decreased from 10,783.07 at December 31, 2004 to 10,442.87 at March 24, 2005. The market is up slightly from March of last year when the DJIA was 10,212.97.

The revenues generated by our clearing business are dependent on active markets. The volume of trades we processed in the first nine months of fiscal 2005 was down substantially compared to the same period in the prior year, reflecting significantly lower volumes in the active trading segment of our customer base as one of our high volume trading customers began to clear its transactions through an affiliate of its parent in the second quarter of fiscal 2005. We expect a stabilization of the number of trades processed for the remainder of 2005 absent any significant changes in market volumes or direction.

Month end margin balances reported by NYSE member firms averaged $201 billion in the third quarter of fiscal 2005 versus $180 billion in the same period of fiscal 2004 and $191 billion in December 2004. We rely on margin lending to our customers to generate revenue. Sustained improvement in stock prices are necessary to promote growth in margin balances and to facilitate earnings growth from margin lending to our customers. Our third quarter margin balances averaged $361 million, roughly even with the comparable period last year and the three-month period ended December 31, 2004.

Stock loan balances are also influenced by the volumes in the market as well as interest rates. Stock lending balances for the third quarter were down less than 1% over the comparable period last year and were down approximately 4.1% from December 2004 levels. As markets improve, these balances generally increase subject to credit limits imposed by our counter-parties and us. We earn an interest spread in this business that is impacted by the overall interest rate environment. As rates have risen, we have had the opportunity to widen the interest spread we earn.

The interest rate environment also impacts our fixed income business. In the first nine months of fiscal 2005, the Federal Reserve Board continued to increase the discount rate resulting in an increase in the prime rate with the prime rate rising 175 basis points in the first nine months of fiscal 2005, with 50 basis points of the increase occurring in the third quarter of fiscal 2005. This negatively impacted revenues in our fixed income business. The volume of our fixed income business is driven by spreads to published rates, the direction of rates and economic expectations. Management constantly monitors our exposure to interest rate fluctuations to mitigate risk of loss in volatile interest rate environments.

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

In pursuit of these goals, we closed our May Financial Corporation (“May Financial”) office in Brighton, Michigan in October 2004. As a result, we recognized approximately $553,000 in disposal costs in the second quarter of fiscal 2005. May Financial’s revenues represented 1% of our total consolidated revenues for the six months ended December 31, 2004. May Financial’s net loss for the same period was $591,000.

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

Mortgage interest rates remained stable and are still relatively attractive in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. Because of this attractive interest rate environment, the Bank has concentrated on growing its loan warehouse business. The average balances in the Bank’s loan warehouse business for the third quarter of 2005, consequently were up 27% and 45% over the average balances in the second quarter of fiscal 2005 and third quarter of fiscal 2004, respectively. In the event mortgage interest rates increase, the Bank could experience lower revenues from these operations. The Bank was able to invest funds in loans in the first nine months of fiscal 2005 utilizing all of its approximately $47 million in excess liquidity resulting in increased interest revenue.

The Bank continued to diversify its lending base through increased commercial lending, which increased 16% from the comparable quarter last year. Consumer loans were up more than 49% over the comparable quarter last year. In the first quarter of fiscal 2005, the Bank entered the single-family mortgage banking business in the Dallas-Fort Worth and South Texas markets.

SEC/NYSE Mutual Fund Inquiry

In January 2005, Southwest Securities settled enforcement proceedings brought against it and three of its managers by the SEC and NYSE. According to the allegations, Southwest Securities and the managers failed reasonably to supervise three brokers in Southwest Securities’ downtown Dallas branch office who engaged in fraudulent mutual fund timing schemes, late trading of mutual fund shares, or both. In settlement of the SEC and NYSE actions, Southwest Securities agreed to pay a total of $10 million ($9.3 million after tax), consisting of $2 million in disgorgement and an $8 million civil penalty, and to undertake a number of measures to prevent future misconduct.

RESULTS OF OPERATIONS

Net income for the three and nine-month period ended March 24, 2005 was $5,593,000 and $29,165,000, compared to income over the comparable three and nine-month periods ended March 26, 2004 of $1,481,000 and $7,020,000, respectively. The three and nine month periods ended March 24, 2005 contained 58 and 189 trading days, respectively. The comparable periods of fiscal 2004 contained 59 and 189 days, respectively.

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

In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock in which SWS sold 23,714 shares at $10.695 per share, yielding a gain of $254,000 (an after-tax gain of $165,100). After giving effect to the sale, SWS owns 43,721 shares of Archipelago stock. SWS recorded a gain of $776,000 in the first nine months of fiscal 2005 from the market appreciation of the remaining Archipelago shares.

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

The DARTSSM matured on June 30, 2004, at which time we chose to deliver our remaining 373,550 shares of Knight stock in satisfaction of our obligation. Extinguishment of this obligation resulted in a non-cash gain of $23,567,000. Of this gain, $4,835,000 was recognized on the extinguishment of debt and the remainder was equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the hedging date. See “-Exchangeable Subordinated Notes” in the Notes to our Consolidated Financial Statements contained in this Report.

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

For the three and nine-month periods ended March 24, 2005, based on our percentage of ownership, our pro-rata share of CSS’ losses was $408,000 and $2,062,000, respectively. The pro-rata share of loses was greater than the $1,443,000 invested during the nine months ended March 24, 2005 by $619,000. From initial application of the equity method of accounting to date, based on our percentage of ownership, our pro-rata share of losses of $7,518,000 was greater than the $6,386,000 loaned and invested by $1,132,000.

In January 2005, SWS forgave the $3.5 million loan made in fiscal 2003, converting it to an equity contribution. Additionally, SWS did not participate in CSS’s January 2005 equity offering. Subsequent to the offering, SWS owns 13.7% of CSS. Because no additional investments were made in CSS in the third quarter of 2005, we did not record any equity in losses of CSS. As of March 24, 2005, there is no recorded equity investment in CSS.

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

Analysis of Operations

Our pretax income was $8,808,000 and $45,639,000 for the three and nine months ended March 24, 2005 as compared to $3,586,000 and $12,458,000 for the comparable periods of fiscal 2004.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-month period ended March 24, 2005 compared to the three and nine-month period ended March 26, 2004 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$(1,372)	(29)%	$(4,267)	(29)%
Commissions	(5,345)	(22)	(10,143)	(14)
Net interest	5,816	39	12,064	26
Investment banking, advisory and administrative fees	(681)	(9)	679	3
Net gains on principal transactions	(536)	(11)	15,711	108
Other	(19)	—	5,974	50

	(2,137)	(3)	20,018	11

Operating expenses:
Commissions and other employee compensation	(2,976)	(8)	(4,930)	(5)
Occupancy, equipment and computer service costs	(740)	(11)	(1,725)	(8)
Communications	(947)	(28)	(1,259)	(13)
Floor brokerage and clearing organization charges	(204)	(15)	(484)	(10)
Advertising and promotional	(177)	(24)	(11)	—
Other	(2,315)	(28)	(4,754)	(21)

	(7,359)	(13)	(13,163)	(8)

Pretax income	$5,222	146%	$33,181	266%

Net revenues decreased in the three months ended March 24, 2005 when compared to the prior year period by $2.1 million. This is primarily a result of decreases in clearing, commissions and trading revenues offset by an increase in net interest revenue. The decrease in clearing revenue is primarily due to the departure of a significant clearing client at the beginning of the second quarter. This customer produced revenue of $892,000 in the March quarter of last year versus no revenue in the current year quarter. The departure of certain brokers in the Private Client Group and reduced commissions in the fixed income area were the primary drivers of the decrease in commissions revenue. Trading revenue decreased due to the closing of the Brighton, Michigan office which accounted for approximately $1.8 million of the total $536,000 decrease in trading revenue. The decrease from May Financial was offset by an increase in mortgage trading profits of approximately $1.3 million. Net interest revenue increased due to increased spreads in the stock lending business as well as an increase in the Bank’s average loans outstanding.

Net revenues increased for the three quarters of fiscal 2005 by $20 million. The largest component of the increase was in other revenue and net gains on principal transactions, which were up $6.0 million and $15.7 million, respectively, due primarily to the $23.6 million gain attributable to the DARTSSM maturity.

Operating expenses decreased $7.4 million and $13.2 million for the three and nine months ended March 24, 2005, respectively. The largest decreases were in commissions and other employee compensation, occupancy and equipment, communications and other expense for the three and nine month periods. The decrease in commissions and other employee compensation is due primarily to decreases in commissions and incentive compensation resulting from reduced business line profitability. The decrease in occupancy and equipment is due to the maturity of our capital lease obligations and the expiration of several operating leases for which we either purchased or returned the equipment. The decrease in communications is primarily due to the closing of the May Financial offices. The decrease in other expenses was due primarily to a decrease in legal expenses from the resolution of cases open at the end of the same period last year and reduced losses on equity investments, primarily CSS.

Net Revenues from Clearing Operations. Net revenues from clearing decreased $1.4 million and $4.3 million, respectively, when compared to the three and nine months ended March 26, 2004. Net clearing revenues decreased due to the departure of a significant clearing client, which led to a reduction in the tickets processed in the March 2005 quarter. This client produced net clearing no revenues for the three months ended March 24, 2005 and revenues of $755,000 in the nine-month periods ended March 24, 2005 and $892,000 and $2,848,000 in net clearing revenues for the same comparable periods in fiscal 2004. We processed 1,768,825 and 9,061,267 trades in the three and nine month periods ended March 24, 2005 compared to the 6,461,974 and 22,665,054 trades in the same periods last year. Revenue per ticket, however, increased 160% and 79% for the three and nine-month periods in fiscal 2005 compared to the same period last year due to changes in the mix of clearing transactions. Revenue per transaction was $1.87 and $1.18 for the three and nine month periods of fiscal 2005 versus $0.72 and $0.66 for the comparable periods of fiscal 2004. Correspondent count at March 24, 2005 was 227 verses 219 at March 26, 2004.

Commissions. Commission revenue decreased 22% and 14%, respectively, for the three and nine-month periods ended March 24, 2005 compared to the three and nine-month periods ended March 26, 2004. Decreases were noted in all areas except Portfolio Trading. Economic uncertainty as well as the departure of certain brokers led to the decrease in Private Client Group and SWS Financial. Revenues and rising interest rates contributed to the reduction in fixed income commissions. The increase in Portfolio Trading for the three and nine months ended March 24, 2005 when compared to the three and nine months ended March 26, 2004 was due to a large portfolio rebalancing from one customer in October 2004 and increased activity by existing customers. Additionally, Portfolio

Trading increased business with its current customer base. Institutional Equity Sales decreased for both the three and nine-month periods ended March 24, 2005 when compared to the same periods in the prior fiscal year due to overall market conditions, the loss of key traders, and the reduction of personnel in the Research department, which contributes significantly to Institutional Sales’ product offerings. Commission revenue by type of representative is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended		No. of Reps
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
Southwest Securities brokers:
Private Client Group	$4,426	$7,632	$15,064	$22,176	98	93
Fixed Income Sales & Trading	6,218	7,005	18,934	23,028	39	34
Institutional Equity Sales	1,168	2,386	5,360	7,430	11	10
SWS Financial Representatives	4,918	5,712	15,432	15,394	388	394
Portfolio Trading	2,596	1,814	7,649	4,645
Other	82	204	498	407

	$19,408	$24,753	$62,937	$73,080

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

The components of interest earnings were as follows for the three and nine-month periods ended March 24, 2005 and March 26, 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
Interest revenue:
Customer margin accounts and assets segregated for regulatory purposes	$6,574	$5,052	$19,743	$15,386
Stock borrowed	19,716	7,248	44,397	20,851
Bank loans	15,604	9,705	41,420	31,583
Other	812	1,008	2,665	3,334

	$42,706	$23,013	$108,225	$71,154

Interest expense:
Customer funds on deposit	$1,975	$715	$4,798	$2,299
Stock loaned	15,911	4,883	35,010	14,366
Bank deposits	2,285	1,372	5,620	4,900
Federal Home Loan Bank advances	493	272	1,252	815
Notes Payable	606	237	1,558	462
DARTSSM and Other	610	524	1,364	1,753

	21,880	8,003	49,602	24,595

Net interest	$20,826	$15,010	$58,623	$46,559

Brokerage Group: For the three and nine months ended March 24, 2005, net interest income from the Brokerage Group accounted for approximately 14% and 11%, respectively, of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
Average interest-earning assets:
Customer margin balances	$361,000	$366,000	$362,000	$325,000
Assets segregated for regulatory purposes	356,000	371,000	368,000	432,000
Stock borrowed	3,259,000	3,270,000	3,172,000	2,946,000

Average interest-bearing liabilities:
Customer funds on deposit	586,000	594,000	596,000	596,000
Stock loaned	3,180,000	3,192,000	3,080,000	2,882,000

Net interest revenue from customer balances increased 6% for the three months ended March 24, 2005 over the third quarter of fiscal 2004 due primarily to the increase in earnings on assets segregated for regulatory purposes. The average interest rate spread on margin balances was 4.23% in March 2005 versus 4.25% in March 2004. The increase in net interest revenue generated from securities lending activities for the quarter of 61% is due to an increase in the net interest spread of 16 basis points despite the $11 million decrease in stock borrowed average balances. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business.

For the nine-month period, there was an increase of 14% in net interest revenue from customer balances, due to an increase in average margin balances of $37 million as well as increased earnings on assets held for regulatory purposes. Net interest revenue generated from securities lending activities increased 45% for the nine months of fiscal 2005 versus fiscal 2004 due to increased balances and change in the spread.

Banking Group: Net interest revenue generated by the Bank accounted for approximately 21% and 13% of net revenue in the three and nine-month periods ended March 24, 2005. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and changes in the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended March 24, 2005 and March 26, 2004 (dollars in thousands):

	Three Months Ended
	March 24, 2005			March 26, 2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$155,239	$2,638	6.9%	$96,204	$1,453	6.1%
Real estate – construction	123,796	2,319	7.6	98,930	1,688	6.8
Commercial	214,937	4,262	8.0	187,526	3,132	6.7
Individual	93,948	5,159	22.3	58,241	2,840	19.5
Land	66,819	1,226	7.5	37,965	592	6.2
Investments	9,298	58	2.5	135,958	327	1.0

	664,037	$15,662	9.6%	614,824	$10,032	6.6%

Noninterest-earning assets:
Cash and due from banks	8,839			6,570
Other assets	14,329			7,439

	$687,205			$628,833

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$102,098	$845	3.4%	$122,300	$927	3.0%
Money market accounts	16,311	56	1.4	16,275	31	0.8
Interest-bearing demand accounts	54,610	163	1.2	14,081	29	0.8
Savings accounts	319,071	1,221	1.6	353,408	385	0.4
Federal Home Loan Bank advances	57,710	493	3.5	19,747	272	5.5
Notes payable	38,733	606	6.4	16,867	237	5.6

	588,533	3,384	2.3%	542,678	1,881	1.4%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	29,283			24,435
Other liabilities	6,129			5,191

	623,945			572,304
Stockholders’ equity	63,260			56,529

	$687,205			$628,833

Net interest income		$12,278			$8,151

Net yield on interest-earning assets			7.5%			5.4%

	Nine Months Ended
	March 24, 2005			March 26, 2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$151,028	$7,219	6.4%	$141,482	$6,490	6.1%
Real estate – construction	116,899	6,227	7.1	95,196	4,562	6.4
Commercial	197,844	11,253	7.6	174,596	8,951	6.8
Individual	85,309	13,597	21.2	50,949	9,848	25.8
Land	56,846	3,124	7.3	38,955	1,732	5.9
Investments	22,951	262	1.5	123,346	903	1.0

	630,877	$41,682	8.8%	624,524	$32,486	6.9%
Noninterest-earning assets:
Cash and due from banks	8,347			31,242
Other assets	13,097			9,788

	$652,321			$665,554

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$106,169	$2,576	3.2%	$162,039	$3,551	2.9%
Money market accounts	16,204	127	1.0	17,015	100	0.8
Interest-bearing demand accounts	54,476	360	0.9	245,688	860	0.5
Savings accounts	303,770	2,557	1.1	119,912	389	0.4
Federal Home Loan Bank advances	43,277	1,252	3.9	22,122	815	4.9
Notes payable	32,540	1,558	6.4	10,250	462	6.0

	556,436	8,430	2.0%	577,026	6,177	1.4%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	27,908			24,976
Other liabilities	6,102			7,863

	590,446			609,865
Stockholders’ equity	61,875			55,689

	$652,321			$665,554

Net interest income		$33,252			$26,309

Net yield on interest-earning assets			7.0%			5.6%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended Fiscal 2005 compared to Fiscal 2004
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$1,185	$892	$182	$111
Real estate - construction	631	424	165	42
Commercial	1,130	458	586	86
Individual	2,319	1,741	358	220
Land	634	450	105	79
Investments	(269)	(297)	384	(356)

	$5,630	$3,668	$1,780	$182

Interest expense:
Certificates of deposit	$(82)	$(153)	$85	$(14)
Money market accounts	25	—	25	—
Interest-bearing demand accounts	134	84	13	37
Savings accounts	836	(38)	968	(94)
Federal Home Loan Bank advances	221	191	(63)	93
Notes payable	369	308	26	35

	1,503	392	1,054	57

Net interest income	$4,127	$3,276	$726	$125

	Nine months ended Fiscal 2005 compared to Fiscal 2004
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$729	$438	$273	$18
Real estate - construction	1,665	1,040	509	116
Commercial	2,302	1,192	980	130
Individual	3,749	6,642	(1,728)	(1,165)
Land	1,392	796	408	188
Investments	(641)	(714)	378	(305)

	$9,196	$9,394	$820	$(1,018)

Interest expense:
Certificates of deposit	$(975)	$(1,225)	$381	$(131)
Money market accounts	27	(5)	33	(1)
Interest-bearing demand accounts	(500)	(669)	763	(594)
Savings accounts	2,168	595	621	952
Federal Home Loan Bank advances	437	712	(159)	(116)
Notes payable	1,096	1,006	28	62

	2,253	414	1,667	172

Net interest income	$6,943	$8,980	$(847)	$(1,190)

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reasons for the decrease of $681,000 for the third quarter of fiscal 2005 over the third quarter of fiscal 2004 were a decrease in corporate finance fees of $1.6 million offset by increases in managed accounts and advisory fees, public finance fees (due to an increase in the number of transactions) and other investment banking, advisory and administrative fees.

The primary reasons for the increase of $679,000 for the nine-month period of fiscal 2005 over the comparable period in the prior year are an increase in managed accounts and advisory fees of $783,000, fixed income related fees of $959,000 and other investment banking, advisory and administrative fees of $630,000 offset by a decrease in corporate finance fees of $1,679,000.

Average assets under management by the Asset Management Group were $844,000,000 and $973,000,000 at March 24, 2005 and March 26, 2004, respectively. The decrease in the average assets under management is due to increased competition from other pool competitors, local banks paying higher rates to municipal depositors and a decreased marketing presence.

Net Gains on Principal Transactions. The decrease in net gains on principal transactions of $536,000 for the three-months ended March 24, 2005 versus March 26, 2004 was due primarily to a decrease in equity trading gains. The decrease in equity trading resulted from the closing of the May Financial office in Brighton, Michigan which recorded $1.8 million in revenues in the March quarter of fiscal 2004. This decrease was offset by gains in fixed income trading of $1.3 million from mortgage trading profits.

The increase in net gains on principal transactions of $15.8 million for the nine months ended March 24, 2005 is primarily due to the $18.7 million recognized upon the maturity of the DARTSSM, which represents the difference between the fair value of the Knight stock upon acquisition and the Knight stock on the hedging date. The gain on the DARTSSM transaction was offset by the closure of May Financial, which resulted in a $4.2 million reduction in trading revenues as well as a slight decrease in fixed income trading revenues for the nine-month period.

Other Revenue. Other revenue decreased approximately $19,000 and increased approximately $6.0 million for the three and nine-month periods ended March 24, 2005 compared to the three and nine-month periods ended March 26, 2004. The decrease in the three-month period is primarily due to a $1 million gain last year from loan sales at FSB Financial offset by increased revenue from corporate investments of $862,000 and increased bank fees.

The increase for the nine-month period is due primarily to the $4.8 million non-cash gain recognized upon maturity of the DARTSSM for gain on extinguishment of debt, as well as increased fees received from insurance products, revenues from corporate investments and miscellaneous bank fees. These increases were offset by a $1 million gain from FSB Financial loan sales, a gain of $1.1 million on the receipt of additional USHS stock and a $903,000 gain from the tender of Archipelago stock in fiscal 2004.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature based on the level of operating revenues, earnings and the number of registered representatives employed. Overall, commissions and other employee compensation decreased $3 million and $4.9 million for the quarter and year-to-date over the comparable period in fiscal 2004. Both decreases were due to the variable component of compensation as revenue-producing employees generated lower levels of commission revenue. Commission expense was down $2.7 million for the three-month period and $4.5 million for the nine-month period. We also experienced a decrease of $0.9 million for the three-month period and $2.1 million in the nine-month period in incentive compensation due to reduced business line profitability. These decreases were offset by a $0.7 million increase for the three-month period and $1.6 million increase in the nine-month period in salaries. Total headcount was 924 at March 24, 2005 verses 928 at March 26, 2004.

Occupancy, Equipment and Computer Services. The decrease in the three and nine-month periods ended March 24, 2005 from the comparable period in the prior year period is primarily due to a decrease in equipment rental costs. After the completion of the conversion of our brokerage operating system, we had reduced need for technology equipment. Additionally, as existing technology leases expired, we began purchasing equipment rather than leasing, which reduced the overall cost of ownership to us. This decrease was offset by an increase in depreciation expense for the equipment purchased. Also contributing to the decrease was the completion of our capital lease obligations in the prior quarter, reducing depreciation expense.

Communications. The decreases in communication expense for the three and nine-month periods of fiscal 2005 were $947,000 and $1,259,000, respectively, compared to the same periods of last fiscal year. These decreases are due primarily to the closing of the May Financial office in Brighton, Michigan.

Advertising and promotional. The decrease in advertising and promotional expense for the three and nine-month periods of fiscal 2005 was $177,000 and $11,000, respectively, compared to the same periods of last fiscal year. The decreases reflect the reduction in advertising throughout the company offset by additional costs in recruiting in the Private Client Group.

Floor brokerage and clearing organization charges. The decrease in floor brokerage and clearing organization charges of $204,000 and $484,000 for the three and nine-month periods of fiscal 2005 when compared to the same periods in the prior fiscal year, respectively, are due primarily to rebates received from the Depository Trust Company and the National Securities Clearing Corporation. The remainder of the decrease is due to the decrease in transaction volume.

Other Expense. The decrease in other expenses of $2,315,000 for the third quarter of fiscal 2005 compared to fiscal 2004 is due to a $1.6 million reduction in legal fees as we accrued $2.0 million of our settlement with the SEC and NYSE in the third quarter of fiscal 2004, a $1 million reduction in the provision for bad debts and loan losses from the recovery of one large bank loan and reduced losses from CSS, as well as reduced licenses and fees of $400,000. These reductions were offset by $400,000 in professional fees related to Sarbanes-Oxley Section 404 compliance.

The decrease in other expense for the nine months period ended March 24, 2005 was $4.8 million compared to the same period of last fiscal year. The decrease was due to a reduction in our licenses fees and legal fees of $3.6 million, reduced losses from CSS of $721,000 and reduced other taxes of $800,000 as we finalized a state gross receipts tax refund claim. Offsetting these reductions was a net increase in professional services fees of $645,000 from Sarbanes-Oxley Section 404 compliance.

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

Loans receivable at March 24, 2005 and June 25, 2004 are summarized as follows (in thousands):

	March 24, 2005	June 25, 2004
Real estate – mortgage	$195,169	$135,307
Real estate – construction	159,199	140,330
Commercial	193,701	155,290
Individuals	93,499	69,133
Land	67,551	41,980

	$709,119	$542,040

The following table shows the expected life of certain loans at March 24, 2005, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$131,396	$23,487	$4,316	$159,199
Commercial	31,956	74,922	86,823	193,701

Total	$163,352	$98,409	$91,139	$352,900

Amount of loans based upon:
Floating or adjustable interest rates	$161,071	$78,404	$72,648	$312,123
Fixed interest rates	2,281	20,005	18,491	40,777

Total	$163,352	$98,409	$91,139	$352,900

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of March 24, 2005 and June 25, 2004 are as follows (dollars in thousands):

	March 24, 2005	June 25, 2004
Loans accounted for on a non-accrual basis	$5,672	$4,646

Non-performing loans as a percentage of total gross loans	0.87%	0.96%

Loans past due 90 days or more, not included above	$569	$599

Troubled debt restructurings	$2,069	$2,280

An analysis of the allowance for probable loan losses for the three-month and nine-month periods ended March 24, 2005 and March 26, 2004 is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
Balance at beginning of period	$5,392	$4,610	$4,643	$4,421

Charge-offs – individual	(1,070)	(979)	(2,414)	(2,601)
Charge-offs – real-estate - construction	—	—	(81)	(45)
Charge-offs – real-estate – mortgage	—	—	—	(26)
Charge-offs – commercial, financial and agricultural	(567)	(336)	(583)	(392)
Recoveries - individual	32	44	103	103
Recoveries – commercial, financial and agricultural	700	—	700	—

Net charge-offs	(905)	(1,271)	(2,275)	(2,961)
Additions charged to operations	912	1,058	3,031	2,937

Balance at end of period	$5,399	$4,397	$5,399	$4,397

Ratio of net charge-offs during the period to average loans outstanding during the period	0.14%	0.27%	0.38%	0.59%

The allowance for probable loan losses is applicable to the following types of loans as of March 24, 2005 and June 25, 2004 (dollars in thousands):

	March 24, 2005		June 25, 2004
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,364	27.3%	$1,473	28.7%
Real estate - construction	1,023	22.4	799	25.8
Real estate – mortgage & land	1,216	36.9	1,347	32.7
Individuals	1,796	13.4	1,024	12.8

	$5,399	100.0%	$4,643	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three and nine-month periods ended March 24, 2005 and March 26, 2004 can be found in this Report under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $28,230,000 and $30,425,000 at March 24, 2005 and June 25, 2004, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers.

Advances from Federal Home Loan Bank. The Bank finances some of its short-term borrowing needs through advances from the FHLB. The following table represents advances from the FHLB which were due within one year, generally 2-7 days, during the three and nine-month periods ended March 24, 2005 and March 26, 2004 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 24, 2005		March 26, 2004		March 24, 2005		March 26, 2004
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$86,061	2.9%	$1,418	6.8%	$86,061	2.9%	$1,418	6.8%
Average during period	26,243	2.4%	1,418	6.8%	8,836	2.3%	4,947	2.6%
Maximum month-end balance during period	86,061	—	1,418	—	86,061	—	36,875	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage Group

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs.

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At March 24, 2005, the amount outstanding under these secured arrangements was $56,700,000, which was collateralized by securities held for firm accounts valued at $109,943,000.

We also have an irrevocable letter of credit agreement ($44,000,000 at March 24, 2005) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $60,957,000 at March 24, 2005. We also have unsecured letters of credit, aggregating $2,250,000 at March 24, 2005, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear interest at 1%, if drawn, and are renewable semi-annually. At March 24, 2005, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc. in the amount of $854,000. This letter of credit bears interest at 1%, if drawn, and is renewable annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At March 24, 2005, the total amount available for borrowings was $16,896,000. There was $7,700,000 outstanding at March 24, 2005.

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

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB for the purpose of borrowing the short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $44.1 million. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

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

Bank Borrowings. On February 3, 2004, FSB Financial, LTD (“FSB Financial”) obtained a line of credit in the amount of $10.0 million. In December 2004, this line of credit was increased to $15.0 million. FSB Financial has borrowed $15.0 million on this line as of March 24, 2005. The note related to this line of credit matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 0.75%.

FSB Financial also has a line of credit with the Bank. The total credit line is $57 million of which FSB Financial has drawn $53.6 million. $12 million is provided by participations from third parties and $7.1 million is provided by participations from SWS Group, Inc. As of January 1, 2005, the loan bears interest at prime plus 0.75% and matures March 27, 2006. Prior to January 1, 2005, the loan boar interest at prime plus 1.5%. SWS Group, Inc. guarantees $10 million of this credit line to the

Bank. See “-Commitments and Contingencies – Guarantees” in the Notes to the Consolidated Financial Statements contained in this Report. The portion of the credit line from the Bank and SWS Group to FSB Financial is eliminated in consolidation.

On November 7, 2003, FSB Financial borrowed $5.0 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. $5.0 million is outstanding at March 24, 2005. A member of our management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%.

Cash Flow

Net cash used in operating activities was $121,914,000 for the nine months ended March 24, 2005 compared to net cash provided by operating activities of $84,730,000 for the nine months ended March 26, 2004. The primary reasons for the use of cash were increases in loans held for sale of $66,015,000, securities owned of $65,900,000, and securities purchased under agreements to resell of $65,571,000, all offset by increased securities sold, not yet purchased of $58,331,000.

Net cash used in investing activities for the nine-month period ended March 24, 2005 was $111,697,000 compared to cash used in investing activities of $55,600,000 for the nine-month period ended March 26, 2004. The change from the prior comparable period was due primarily to increased mortgage funding.

Net cash flows provided by financing activities totaled $178,862,000 for the nine-month period ended March 24, 2005 compared to cash used in financing activities of $8,566,000 for the nine-month period ended March 26, 2004. The primary differences were increases in deposits and advances from FHLB in fiscal 2005 compared to fiscal 2004.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2005.

We restated our cash flow presentation for the nine months ended March 24, 2005. See “-Restatement of Cash Flow Statement” in the Notes to our Consolidated Financial Statements contained in this Report.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire in December 31, 2005, to repurchase 500,000 shares. No shares have been repurchased since February 2003.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. The plan purchased 14,786 shares in the nine-month period ended March 24, 2005 at an average cost of $16.10 per share. 10,092 shares were sold or distributed pursuant to the plan in the nine-month period ended March 24, 2005. See “Part II. Other Information-Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

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

In accordance with the SEC’s risk disclosure requirements, the following table categorizes securities owned, net of securities sold, not yet purchased, which are in our trading portfolio, as well as marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$—	$10,579	$9,613	$27,566	$47,748
U.S. Government and Government agency obligations	5,246	(34,191)	(26,635)	(2,157)	(57,737)
Corporate obligations	(6,285)	6,197	16,912	36,302	53,126

Total debt securities	(1,039)	(17,415)	(110)	61,711	43,147
Corporate equity	—	—	—	5,689	5,689
Securities purchased under agreements to resell	—	37,578	32,902	—	70,480
Other	6,448	—	—	—	6,448

	$5,409	$20,163	$32,792	$67,400	$125,764

Weighted average yield
Municipal obligations	—%	3.1%	3.7%	4.0%	3.8%
U.S. Government and Government agency obligations	2.6%	4.0%	4.0%	5.1%	4.0%
Corporate obligations	2.6%	4.3%	4.7%	6.0%	4.9%
Securities purchased under agreements to resell	—%	3.9%	3.7%	—%	3.8%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$2,647	$2,647

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

Our business and future prospects may fluctuate due to numerous factors, such as:

•	the interest rate environment;

•	the volume of trading in securities;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in the North Texas area and the national market;

•	the credit-worthiness of our correspondents, counter-parties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements; and

•	the ability to attract and retain key personnel.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

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

Item 4. Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 24, 2005. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 24, 2005, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three and nine-month periods ended March 24, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SEC/NYSE Mutual Fund Inquiry:

In January 2005, the SEC and the NYSE instituted and settled enforcement proceedings against Southwest Securities and three of its managers. According to the allegations, Southwest Securities and the managers failed reasonably to supervise brokers in Southwest Securities’ downtown Dallas branch office who engaged in fraudulent mutual fund market timing schemes, late trading of mutual fund shares, or both, from October 2002 through September 2003.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by SWS during the quarter ended March 24, 2005 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans (2)
1/1/05 to 1/28/05	—	$—	—	500,000
1/29/05 to 2/25/05	2,740	20.28	—	500,000
2/26/05 to 3/24/05	1,274	17.14	—	500,000

	4,014	$19.29	—

(1)	Amounts represent shares purchased under our 2005 Deferred Compensation Plan (the “2005 Plan”), established by SWS in July 1999. The 2005 Plan was established for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the 2005 Plan consist of employee pre-tax contributions and matching contributions by SWS up to a specified limit. Participants can invest in SWS’ and Westwood Holdings Group common stock or company owned life insurance. If SWS’ common stock is elected, the 2005 Plan trustee purchases the necessary shares in the open market. The SWS stock purchased is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of our consolidated statements of financial condition. No more than 250,000 shares of stock may be issued pursuant to the 2005 Plan and the 2005 Plan will terminate on December 31, 2014. See the Deferred Compensation Plan footnote in the Notes to the Consolidated Financial Statements contained in this report for discussion regarding the 2005 Plan which was approved by the shareholders on November 10, 2004. The 2005 Plan was effective as of January 1, 2005.
(2)	Represents 500,000 shares available for purchase under a stock repurchase program approved by our Board of Directors pursuant to which SWS has authorization, which will expire on December 31, 2005, to repurchase 500,000 shares. No shares were repurchased under the Stock Repurchase Program in the quarter ended March 24, 2005.

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

SWS Group, Inc.
(Registrant)

May 3, 2005	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

May 3, 2005	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

May 3, 2005	/S/ Stacy Hodges
Date	(Signature)
Stacy Hodges
Executive Vice President
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number		Description

3.1		Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

3.2		Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

31.1	*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement