Form 10-K
period 2005-06-24
SWS GROUP INC
filed 2005-09-20
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, December 31, 2004, was $343,646,000.

As of August 31, 2005, there were 17,489,219 shares of the Registrant’s common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 29, 2005, which will be filed with the Securities and Exchange Commission pursuant to Regulations 240.14a (6) within 120 days after the Registrant’s fiscal year end, are incorporated by reference into Part I and Part III of this Report on Form 10-K.

SWS GROUP, INC. AND SUBSIDIARIES

PART I

BUSINESS

We are a full-service securities and banking firm delivering a broad range of investment, commercial banking and related financial services to individual, corporate and institutional investors, broker/dealers, governmental entities and financial intermediaries. We are a Delaware corporation and were incorporated in 1972.

For purposes of this report, references to “we,” “us,” “our,” “SWS” and the “Company” mean SWS Group, Inc. collectively with all of our subsidiaries, and references to “SWS Group” mean solely SWS Group, Inc. as a single entity.

Our principal executive offices are located at 1201 Elm Street, Suite 3500, Dallas, Texas 75270. Our telephone number is (214) 859-1800 and our company website is www.swsgroupinc.com. We do not intend for information contained on our website to be part of this Form 10-K.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including SWS) file electronically with the SEC. The SEC’s internet site is www.sec.gov. We make available free of charge on or through our website our annual, quarterly and current reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.

In fiscal 2005, we operated through three business segments:

Brokerage Group: We provide clearing services to over 200 correspondent broker/dealers and registered investment advisors and over 380 independent registered representatives, as well as full-service brokerage services to individual and institutional investors. Clearing involves maintaining accounts, processing securities transactions, extending margin loans and performing a variety of administrative services as agent for our correspondent broker/dealers and their clients. Our clearing business is complemented by our capital markets, securities lending and investment management businesses.

Our principal brokerage subsidiary, Southwest Securities, Inc. (“Southwest Securities”), is a registered broker/dealer and a member of the New York Stock Exchange, Inc. (“NYSE”) and the American Stock Exchange (“AMEX”). It is also a member of the National Association of Securities Dealers, Inc. (“NASD”), Securities Investor Protection Corporation (“SIPC”), and other regulatory and trade organizations. Southwest Securities provides correspondent services to securities broker/dealers and other financial institutions in 34 states, Puerto Rico, Canada and Europe. Southwest Securities serves individual investors through its Private Client Group offices in Texas, New Mexico and Oklahoma and institutional investors nationwide from its Dallas, New York, Chicago, Ft. Lauderdale, Fairfield, Connecticut, Evergreen, Colorado, Mill Valley, California and Newport Beach offices. Southwest Securities’ activities include execution and clearing of securities transactions, individual and institutional securities brokerage, securities lending, management of and participation in underwriting of equity and fixed income securities, market making in corporate securities and research and investment advisory services. For the year ended June 24, 2005, revenues from Southwest Securities accounted for approximately 67% of our consolidated revenues.

We operate one other broker/dealer subsidiary which is registered with the NASD. SWS Financial Services, Inc. (“SWS Financial”) contracts with over 380 individual registered representatives (who are NASD licensed salespersons) for the administration of their securities business. While these registered representatives must conduct all of their securities business through SWS Financial, they may conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities’ registered representatives to compensate them for their added expenses. SWS Financial is a correspondent of Southwest Securities.

Banking Group: We offer full-service, traditional and Internet banking through Southwest Securities Bank, Arlington, Texas (the “Bank”). The Bank is a federally chartered savings bank organized and existing under the laws of the United States. Headquartered in Arlington, Texas, the Bank conducts business from its main office and its branch locations in Arlington, Garland, Granbury and Dallas, Texas and four loan production offices in Granbury, Hurst, Dallas and Waxahachie, Texas. In July 2005, the Bank opened a small business administration loan production office in Tyler, Texas. In 2003, SWS Banc Holding, Inc. (“SWS Banc”) was incorporated as a wholly owned subsidiary of SWS Group in the state of Delaware and became the sole shareholder of the Bank in 2004. SWS Banc was created to facilitate future potential financing transactions.

The Bank has two subsidiaries: FSB Financial, LTD (“FSB Financial”) purchases and originates non-prime automobile loans and FSB Development, LLC (“FSB Development”) develops single-family residential lots.

The fiscal year-end for the Bank and its subsidiaries is June 30, 2005. Any individually material transactions are reviewed and recorded in the appropriate fiscal year. All significant intercompany balances and transactions have been eliminated.

Asset Management Group: Asset management services are provided by SWS Capital Corporation (“SWS Capital”). From 1994 to September 4, 2005, SWS Capital administered the Local Government Investment Cooperative (“LOGIC”), a cooperative investment fund for cities, counties, other local governments and schools throughout Texas. SWS Capital did not renew its agreement as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. LOGIC represented 100% of the Company’s assets under management.

See Note 26 to the Consolidated Financial Statements contained in this report for information regarding the revenues, income (loss) and assets of each of our business segments.

PRODUCTS AND SERVICES

Brokerage Group

Execution and Clearing. We provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis) including general securities broker/dealers, bank affiliated firms and firms specializing in high volume trading. In a fully disclosed clearing transaction, the identity of the correspondent’s client is known to us and we physically maintain the client’s account and perform a variety of services as agent for the correspondent. We provide clearing and execution services for over 200 correspondents throughout the United States and Europe. Correspondent firms are charged fees based on their use of services according to a clearing schedule.

High-volume trading firms specialize in providing services to those customers who trade actively on a daily basis. As of June 24, 2005, Southwest Securities provided clearing services for nine high-volume firms. The nature of services provided to the customers of high-volume firms and the internal costs necessary to support them are substantially different from the standard correspondent costs and services. Accordingly, fees for services to these correspondents, on a per trade basis, are discounted 50-95% from the fees normally charged to other customers.

The following table reflects the number of client transactions processed for each of the last three years and the number of correspondents at the end of each year:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Tickets for high-volume trading firms	9,816,960	27,558,921	27,001,660
Tickets for general securities broker/dealers	1,425,141	1,240,039	813,656
Tickets for SWS Group subsidiaries (1) (2)	151,657	104,420	246,030
Tickets for Southwest Securities registered representatives	455,479	456,513	272,330
Tickets for institutional trading	2,387,176	1,790,633	972,707

Total tickets	14,236,413	31,150,526	29,306,383

Correspondents	224	215	227

(1)	Fiscal 2003 includes tickets from Mydiscountbroker.com, Inc. See discussion of the sale of Mydiscountbroker.com, Inc. accounts in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Events and Transactions.”
(2)	Fiscal 2005, 2004 and 2003 include tickets from May Financial. See discussion of the closure of May Financial in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Events and Transactions.”

In addition to clearing trades, we provide other products and services to our correspondents such as recordkeeping, trade reporting, accounting, general back-office support, securities lending, reorganization assistance and custody of securities. We also attempt to add value to our correspondent relationships by advising the correspondent on communications and networking functions as well as making available to them a variety of non-brokerage products and services on competitive terms.

The terms of our agreements with our correspondents define the allocation of financial, operational and regulatory responsibility arising from the clearing relationship. To the extent that the correspondent has available resources, we are protected against claims by customers of the correspondent arising from actions by the correspondent; however, if the correspondent is unable to meet its obligations, dissatisfied customers may attempt to recover from us.

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

At June 24, 2005, Southwest Securities had 12 retail brokerage offices: three located in Dallas and one each in Austin, Georgetown, Houston, Longview, Lufkin, and San Antonio, Texas; Oklahoma City, Oklahoma; and Albuquerque and Santa Fe, New Mexico. In addition, Southwest Securities has fixed income offices in Dallas, Texas, Chicago, Illinois, Ft. Lauderdale, Florida, Newport Beach and Mill Valley, California, Fairfield, Connecticut, Evergreen, Colorado and New York, New York; and an institutional equity sales office in Dallas, Texas. Southwest Securities also has an equity trading office in Dallas, Texas. In April 2005, we opened an institutional equity sales office in New York, New York. In June 2005, we closed our institutional equity sales office in Milwaukee, Wisconsin.

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

In margin transactions, the client borrows money from us to purchase securities or for other purposes. The loan is collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions at a floating rate. The rate charged is dependent on the average net debit balance in the client’s accounts, the activity level in the accounts and the applicable cost of funds. The amount of the loan is subject to the margin regulations (“Regulation T”) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and our internal policies. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, the NYSE regulates the percentage of client cash or securities that must be on deposit at all times as collateral for the loans.

In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client’s indebtedness. Agreements with margin account clients permit us to liquidate clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, we may be unable to liquidate clients’ securities for various reasons including a thin trading market, an excessive concentration or the issuance of a trading halt.

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

The following table sets forth for the last three fiscal years, as reported to the Municipal Securities Rulemaking Board, the number and dollar amounts of municipal bond transactions of Southwest Securities:

Fiscal Year	Number of Issues	Aggregate Amount of Offerings
2005	439	$37,850,151,000
2004	277	$21,312,961,000
2003	292	$30,198,753,000

Participation in underwritings, both corporate and municipal, can expose us to material risk since the possibility exists that securities we have committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.

Market Making Activities. Southwest Securities is a market maker in OTC and exchange-listed equity securities as well as a dealer in tax-exempt and governmental fixed income securities. Trading securities in the OTC market involves the purchase of securities from, and the sale of securities to, our own clients or to other dealers who may be purchasing or selling securities for their own account or acting as agent for their clients. Profits and losses are derived from the spreads between bid and asked prices, as well as market trends for the individual securities during the holding period. At June 24, 2005, Southwest Securities acted as a market maker in 997 common stocks of which 411 were exchange-listed stocks. Southwest Securities frequently acts as agent in the execution of OTC orders for its clients and, as such, transacts these trades with other dealers. When we receive a client order in a security in which we make a market, we may act as principal as long as we match or improve upon the best price in the dealer market, plus or minus a mark-up or mark-down not exceeding the equivalent agency commission charge. Regulations require that client limit orders be satisfied prior to our buying securities into, or selling the securities from, our own inventory at the same price.

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

Research Activities. We have a research department dedicated to the analysis of market/industry conditions and the performance and recommendation of stocks with an emphasis on the Southwest region. Research is a part of the capital markets effort, which works cooperatively to meet the needs of both our institutional and retail clients. At June 24, 2005, we had seven senior securities analysts publishing research on 66 companies in sectors that include digital/interactive entertainment, specialty retail, healthcare services, Southwest region, technology outsourcing services and infrastructure software.

Insurance. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, Southwest Insurance Agency of Alabama, Inc., hold insurance agency licenses in 44 states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents.

Banking Group

The Bank offers services and products, such as certificates of deposit and checking and savings accounts, through traditional channels, the Internet, and direct offerings to customers of Southwest Securities. The Bank focuses on several sectors of the residential housing market, including interim construction lending and short-term funding for mortgage bankers. In addition, the Bank originates commercial loans and purchases loans for investment. In fiscal 2005, the Bank entered the single-family mortgage banking business in the Dallas-Fort Worth market.

FSB Financial, a 90% owned subsidiary of the Bank, purchases non-prime retail installment automobile loan portfolios. In order to mitigate credit risk and collateral risk, FSB Financial evaluates the payment performance of each loan, the collateral value of each vehicle and loan to value ratios. FSB Financial also purchases seasoned loans or seeks limited recourse against the seller for defaults. The residual value of the loans is not guaranteed by the seller. (See also “Management’s Discussion and Analysis – Overview – Events and Transactions” and “– Risk Management – Credit Risk – Banking Group.”)

FSB Development, a wholly owned subsidiary of the Bank, currently is a limited partner in Rose Creek Estates, LP, a Texas limited partnership (“Rose Creek”). Rose Creek develops single family residential lots in the Dallas-Fort Worth, Texas metropolitan area. The lots will be sold to builders whose operating history indicates they will have the ability to complete the planned development.

Asset Management Group

Prior to September 4, 2005, SWS Capital administered the LOGIC program, which is targeted to the investing needs of cities, counties, schools and other local governments across Texas. LOGIC conformed to the Interlocal Cooperation Act and the Public Funds Investment Act of the Texas Government Code. This program allowed participants to pool their available funds, resulting in increased economies of scale, which allowed higher returns while maintaining a high degree of safety and liquidity. For the 12-month period ended June 24, 2005, the average assets under management for the Asset Management Group were $918,000,000, of which LOGIC represented 100%. SWS Capital determined that it would not continue as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005.

Revenues by Source

The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

	2005		2004(1)		2003(1)
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues from clearing operations	$14,078	4%	$19,253	7%	$19,267	7%

Commissions:
Listed equities	10,701	3%	15,540	6%	13,964	5%
Over-the-counter equities	28,942	8%	26,439	9%	19,495	7%
Corporate bonds	13,615	4%	17,741	6%	19,101	7%
Government bonds and mortgage-backed securities	5,393	2%	8,630	3%	7,207	3%
Municipal bonds	9,866	3%	8,807	3%	9,422	3%
Options	1,538	—	4,547	2%	2,288	1%
Mutual funds	11,179	3%	11,255	4%	9,762	4%
Other	2,517	1%	3,879	1%	2,352	1%

	83,751		96,838		83,591

Interest	162,296	47%	95,871	34%	97,304	36%

Investment banking fees:
Corporate	1,805	—	4,806	2%	1,528	1%
Municipal	13,392	4%	11,176	4%	12,249	5%

	15,197		15,982		13,777

Advisory and administrative fees:
Money market funds	4,769	2%	4,613	2%	5,702	2%
Managed Account Fees	3,747	1%	2,851	1%	1,995	1%
Other	4,282	1%	4,938	2%	4,115	1%

	12,798		12,402		11,812

Net gains on principal transactions:
Equity securities	4,420	1%	10,144	4%	10,179	4%
Municipal securities	1,842	—	1,082	—	2,059	1%
Corporate bonds	2,564	1%	4,230	1%	4,182	2%
Government issues	6,251	2%	2,417	1%	675	—
Gain on delivery of Knight shares in settlement of DARTSSM obligation	18,733	5%	—	—	—	—
Other	2,207	1%	87	—	1,420	—

	36,017		17,960		18,515

Other:
Other fee revenue from clearing operations	9,626	3%	7,870	3%	8,855	3%
Non-interest bank revenue	3,328	1%	3,866	1%	3,573	1%
Floor brokerage	536	—	921	—	1,496	1%
Gain on sale of Mydiscountbroker.com, Inc.	—	—	—	—	4,200	2%
Regulatory fees	3,029	1%	7,666	3%	6,256	2%
Other	4,796	2%	2,386	1%	1,091	—

	21,315		22,709		25,471

Total revenue	$345,452	100%	$281,015	100%	$269,737	100%

(1)	Restated for the valuation of the DARTSSM. See additional discussion in Note 1(t) in the Notes to the Consolidated Financial Statements contained in this Report.

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

The brokerage group competes principally on the basis of service, product selection, price, location and reputation in local markets. We operate at a price disadvantage to discount brokerage firms that do not offer equivalent services. Southwest Securities competes for the correspondent clearing business on the basis of service, price, technology, product selection and reputation.

Competition for successful securities traders, securities analysts, stock loan professionals and investment bankers among securities firms and other competitors is intense and continuous, as is competition for experienced financial advisors. We recognize the importance of hiring and retaining skilled professionals, as well as hiring new professionals; we invest heavily in the recruiting process.

The Bank also operates in an intensely competitive environment. This environment includes other banks, credit unions and insurance companies. There have been numerous new entrants into the Bank’s market area over the past few years. The competition ranges from small community banks to trillion dollar commercial banks. As with the securities industry the ability to attract and retain skilled professionals is critical to the Bank’s success. To enhance these activities the Bank utilizes SWS for assistance in recruiting and educational programs. The Bank competes for community banking products locally based on reputation, service, location and price. The Bank also competes nationally through its purchased mortgage loan division, factoring division and its auto loan subsidiary, FSB Financial.

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

The broker/dealer subsidiaries of SWS are subject to the SEC’s net capital rule and the net capital requirements of various securities exchanges of which they are members. NASD rules also impose limitations on the transfer of a broker/dealer’s assets. Compliance with the capital requirements may limit SWS’ operations requiring the intensive use of capital. Such requirements restrict SWS’ ability to withdraw capital from its broker/dealer subsidiaries, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss of any unusually large charge against capital, could adversely affect SWS’ ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require SWS to make substantial capital contributions into one or more of its broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule.

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) imposes significant obligations to detect and deter money laundering and terrorist financing activity, including requiring banks, broker-dealers and mutual funds to obtain specific identification on customers that maintain accounts. The PATRIOT Act also requires us to provide employees with anti-money laundering (“AML”) training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of the AML program. We have established appropriate policies, procedures and internal controls that are designed to comply with these AML requirements.

Certain SWS subsidiaries are registered futures commission merchants subject to the net capital requirements of, and their activities are regulated by, the Commodity Futures Trading Commission (the “CFTC”) and various commodity exchanges. SWS’ futures business is also regulated by the National Futures Association (the “NFA”), a registered futures association. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships. We have established appropriate policies, procedures and internal controls that are designed to comply with these CFTC requirements.

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

INSURANCE

Our broker/dealer subsidiaries are required by federal law to belong to SIPC. SIPC provides protection for clients up to $500,000 each with a limitation of $100,000 for claims for cash balances. Southwest Securities purchases insurance which, when combined with the SIPC insurance, provides total coverage in certain circumstances of up to $20.0 million per client for securities held in clients’ accounts with an $80.0 million aggregate limit.

The Bank’s deposits are insured by the SAIF, which is administered by the FDIC, up to applicable limits for each depositor.

EMPLOYEES

At June 24, 2005, we employed 928 individuals. Southwest Securities employed 756 of these individuals, 141 of whom were full-time registered representatives. In addition, 386 registered representatives were affiliated with Southwest Securities as independent contractors.

CUSTOMERS

As of the date of this report, through our broker/dealer subsidiaries, we provide full-service securities brokerage services to approximately 27,000 client accounts. Through our securities clearance business, we provide securities services to approximately 200,000 additional client accounts. No single client constitutes a material percentage of our total business.

As of the date of this report, we provide deposit and loan services to approximately 20,500 customers through the Bank and its subsidiaries. No single customer constitutes a material percentage of the Bank’s total business.

Through September 4, 2005, we provided investment management services to approximately 1,900 accounts representing over 376 cities, counties, schools and other local governments within the State of Texas.

TRADEMARKS

We own various registered trademarks and service marks, including “Southwest Securities,” “SWS,” “SWS Financial” and “SWS Group.” We also own various design marks related to logos for various business segments.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their respective ages and positions, followed by a brief description of their business experience over the past five years. Each listed person has been elected to the indicated office by our board of directors.

Name	Age	Position
Donald W. Hultgren	48	Director and Chief Executive Officer
William D. Felder	47	President
Kenneth R. Hanks	50	Executive Vice President, Chief Financial Officer and Treasurer
Stacy M. Hodges	42	Executive Vice President
Richard H. Litton	58	Executive Vice President
James H. Ross	55	Executive Vice President
W. Norman Thompson	49	Executive Vice President and Chief Information Officer
Paul D. Vinton	56	Executive Vice President
Richard J. Driscoll	50	Executive Vice President
Allen R. Tubb	51	Vice President, General Counsel and Secretary

Donald W. Hultgren was elected Director and Chief Executive Officer in August 2002. He served as Executive Vice President and Director of Capital Markets from March 2000 to August 2002. From 1989 to 2000, Mr. Hultgren was employed by Raymond James & Associates in various capacities including Managing Director in the Healthcare sector of Corporate Finance and Director of Research. He is a member of the Association of Investment Management and Research and a member of the Advisory Committee for the University of Texas MBA Investment Fund. He serves as chairman of the board for the American Heart Association, Dallas, Texas Division, and is on the association’s Executive Committee. He also serves on the Strategic Advisory Board of the Dallas Society of Financial Analysts.

William D. Felder was elected President of SWS Group in August 2002 and President and Chief Executive Officer of Southwest Securities, Inc. in September 2004. He served as Executive Vice President of SWS Group from December 1995 to August 2002 and prior to that as Senior Vice President from 1993 to 1995. Mr. Felder has been associated with Southwest Securities in various other capacities since 1980, including Director since August 1993 and Senior Vice President in charge of Clearing Services from 1988 to 1998. Mr. Felder is a past Chairman of the District 6 Business Conduct Committee of the NASD and a past member of the Board of Governors of the Chicago Stock Exchange. Mr. Felder is a member of the Securities Industry Association’s Board of Trustees for the Securities Industry Institute and a past member of the Securities Industry Association’s Clearing Firms Committee.

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

James H. Ross was elected Executive Vice President of SWS effective November 10, 2004. Mr. Ross was appointed the Director of the Private Client Group at Southwest Securities and Chief Executive Officer of SWS Financial Services effective March 9, 2004. Mr. Ross came to Southwest Securities January 5, 2004, to head the Private Client Group’s brokerage office in downtown Dallas. Prior to coming to Southwest Securities, Mr. Ross was with UBS Paine Webber, where, from April 1991 to December 2003, Mr. Ross held various positions from financial advisor to branch manager. He began his securities industry career in 1975.

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

Richard J. Driscoll was elected Executive Vice President in August 2003. He has served as Chairman of the Board of Directors of the Bank since March 2002. He joined the Bank in 1991 as Chief Executive Officer and President and a member of the Board of Directors. Mr. Driscoll is a Director of the Texas Savings and Community Banker’s Association and recently served as a member of the Federal Reserve Board Thrift Institutions Advisory Council.

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

We have 12 retail brokerage offices with nine in Texas, one in Oklahoma and two in New Mexico. In keeping with Management’s goal to become the leading brokerage firm in the Southwest, we plan to expand our offices throughout the region.

We have eight public finance branch offices, five in Texas, one in New Mexico, one in Massachusetts and one in California. (Public finance has one additional branch in New York for which SWS does not maintain an office.) We have eight fixed income branch offices with one branch in each of Illinois, Texas, Connecticut, Colorado, Florida and New York and two branches in California. We have one institutional sales office in New York. We have one equity trading office, one institutional sales office and one corporate finance office all located in Dallas, Texas. We also have a disaster recovery site in Dallas, Texas.

The Bank leases its approximately 25,000 square-foot main office located in Arlington, Texas, leases branch offices in Arlington, Dallas and Garland, Texas, and leases separate space in Hurst, Waxahachie and Dallas, Texas for loan production offices. In July 2005, the Bank began leasing space for its small business administration loan production office in Tyler, Texas. The Bank leases the land and owns the drive-in facilities located next to the main office. The Bank closed two loan production offices in July 2005 in Corpus Christi and Ingleside, Texas. These closures left the Bank with an aggregate of approximately 3,800 square feet of excess office space with lease terms ending November 30, 2006 and July 30, 2007 for the Corpus Christi and Ingleside locations, respectively. The Bank plans to pursue the possibilities of subleasing these spaces; however, no such agreements are currently in place. The Bank owns its banking facilities in Granbury, Texas and South Arlington. FSB Financial leases its approximately 19,000 square-foot office located in Arlington, Texas.

Management believes that our present facilities and equipment are adequate for the foreseeable future.

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

FSB Financial, Ltd. v. Dan Nelson Automotive Group, Inc., South Dakota Acceptance Corporation, Daniel A. Nelson, Individually and Christian J. Tapken; Cause No. 017-210220-05; 17th District Court of Tarrant County, Texas.

In September 2004, FSB Financial entered into a Master Sale and Purchase Agreement with South Dakota Acceptance Corporation (“SD Acceptance”) guaranteed by Dan Nelson Automotive Group (“Nelson Automotive”), an affiliate. By January 2005, FSB Financial had purchased approximately $16 million of auto loans from SD Acceptance originated by Nelson Automotive.

In January 2005, the office of the Attorney General of the State of Iowa filed suit against Nelson Automotive, SD Acceptance and two individuals (including Dan Nelson) alleging that the defendants had violated the Iowa Consumer Fraud Act and the Iowa Consumer Credit Code and had engaged in criminal conduct in connection with their sales of used motor vehicles.

Both SD Acceptance and Nelson Automotive are in default of their financial obligations under the purchase agreement and the guaranty. In February 2005, we filed suit against Nelson Automotive and SD Acceptance under their agreements seeking specific performance. In June 2005, both Nelson Automotive and SD Acceptance filed bankruptcy and the Nelson dealerships have gone out of business.

In August 2005, we were contacted by the Attorneys General of the States of Iowa and South Dakota regarding the validity and enforceability of the loans we purchased from SD Acceptance under state law. In September 2005, FSB entered into settlement agreements with the Iowa Attorney General and the South Dakota Attorney General. Pursuant to these agreements, FSB Financial reformed the contracts in return for a release from the Attorneys General. The reformed contracts:

•	reduced the principal balance of each loan by $500 (to be credited against the final $500 principal balance of the loan);

•	reduced the interest rate to no more than 17.95% per annum (many were at 24.95%); and

•	restored all delinquent loans to current status.

FSB Financial also agreed to forgo collection efforts on loans written off prior to the effective date of the agreements, to send a letter written by the Attorneys General to all affected consumers and to continue its voluntary practice of aiding consumers with non-maintenance repairs on their vehicles. Nothing in either agreement constitutes a waiver or release of FSB Financial by any consumer. The agreements with the Attorneys General cover all of the loans purchased from SD Acceptance.

NYSE Electronic Blue Sheet Reporting Inquiry

In the ordinary course of business, Southwest Securities receives and responds to requests from regulatory agencies (the SEC, the NYSE, the AMEX, etc.) for information regarding trading in specific securities. These requests are often made in connection with investigations of suspected insider trading. The responses are automated and are known as “blue sheets” or “electronic blue sheets.”

In July 2005, Southwest Securities was notified by the NYSE that it, along with a number of other NYSE members, had failed to provide accurate blue sheet responses (thereby impeding regulatory investigations) and would face fines, penalties and other sanctions. Southwest Securities understands that it is being criticized for failing to identify short sales, as distinguished from sales.

On August 26, 2005 Southwest Securities received a demand from the NYSE requiring us to agree to a censure and a fine of $300,000. We are considering our course of action. At June 24, 2005, $300,000 had been reserved for this contingency.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “SWS.” At August 31, 2005, there were 287 holders of record of our common stock and in excess of 5,200 beneficial holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

2005	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$16.22	$22.84	$21.97	$18.34
Low	$12.92	$15.75	$15.85	$14.30

2004	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$22.51	$22.20	$19.29	$17.98
Low	$18.30	$17.44	$16.26	$14.05

The following table provides information about purchases by SWS during the quarter ended June 24, 2005 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
3/25/05 to 4/29/05	565	$16.15	—	500,000
4/30/05 to 5/27/05	—	—	—	500,000
5/28/05 to 6/24/05	—	—	—	500,000

	565	$16.15	—

(1)	Amounts represent shares purchased under our 2005 Deferred Compensation Plan (the “2005 Plan”), established by SWS in January 2005. The 2005 Plan was established for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the 2005 Plan consist of employee pre-tax contributions and matching contributions by SWS up to a specified limit. Participants can invest in SWS and Westwood Holdings Group common stock or company owned life insurance. If SWS’ common stock is elected, the 2005 Plan trustee purchases the necessary shares in the open market. The SWS stock purchased is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of our consolidated statements of financial condition. No more than 250,000 shares of stock may be issued pursuant to the 2005 Plan and the 2005 Plan will terminate on December 31, 2014. See Note 21 in the Notes to Consolidated Financial Statements contained in this Report for discussion regarding the 2005 Plan which was approved by the shareholders on November 10, 2004. The 2005 Plan was effective as of January 1, 2005.

(2)	Represents 500,000 shares available for purchase under a stock repurchase program approved by our Board of Directors and expiring on December 31, 2006. No shares were repurchased under the Stock Repurchase Program in the quarter ended June 24, 2005.

Equity Compensation Plan Information

Stock Option Plans. We have two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of our common stock for issuance to our eligible employees, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of our common stock for eligible employees or potential employees. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term. Generally, options granted under the 1996 Plan have a four-year vesting schedule and options granted under the 1997 Plan have a five-year vesting schedule. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after the date of grant and have a five-year term. On June 7, 2005, the Compensation Committee of SWS Group’s Board of Directors recommended amending the 1996 and 1997 Plans to allow for accelerated vesting of 100% of all unvested options. The Board of Directors approved the recommendation effective June 7, 2005. On this date there were 588,301 unvested shares with exercise prices ranging from $12.78 to $20.84. SWS Group recognized $117,700 of incremental compensation expense in the period for the estimated number of employees and non-employee directors who would have forfeited their unvested options, absent the acceleration. (5,149 shares were considered “out-of-the-money” upon acceleration based on the stock price on the measurement date of $17.54.)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The provisions of this statement are effective for us beginning June 25, 2005. In anticipation of the implementation of this standard, the Board of Directors approved the recommendation so that we would not be required to record compensation expense on the small number of options still unvested. We have substantially eliminated the use of options as a compensation tool and currently grant restricted stock to reward our management and employees. (See additional discussion of SFAS No. 123R in Note 1(r) to the Consolidated Financial Statements contained in this Report.) Additionally, approximately 31% of the unvested options were scheduled to vest August 22, 2005. The 1996 Plan was approved by our stockholders, while the 1997 Plan was not approved by the stockholders, as it was not required. The Plans authorize the issuance of 4,720,150 shares, and as of June 24, 2005, 2,753,354 are still available.

Deferred Compensation Plan. In July 1999, we implemented a deferred compensation plan for eligible officers and employees to defer a portion of their bonus compensation and commissions, which was amended and restated by our stockholders at the November 12, 2003 annual meeting, as amended, the “1999 Plan.” On November 10, 2004, the shareholders of SWS Group approved the 2005 Deferred Compensation Plan (the “2005 Plan”), with an effective date of January 1, 2005. Following the effective date of the 2005 Plan, no future deferrals were or will be made pursuant to the 1999 Plan; however, amounts previously deferred will be paid in accordance with the terms of the 1999 Plan. The 2005 Plan was designed to comply with the American Jobs Creation Act of 2004, passed October 11, 2004, while continuing to allow eligible officers and employees to defer a portion of certain compensation. Contributions to the 2005 Plan, and previously the 1999 Plan, consist of employee pre-tax contributions and SWS’ matching contributions, in the form of SWS stock, up to a specified limit. The 2005 Plan limits the number of shares that may be issued to 250,000 shares.

The assets of the 2005 Plan include investments in SWS Group, Westwood Holdings Group, Inc. (“Westwood”), and company owned life insurance (“COLI”). Investments in SWS Group stock continue to be carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the Consolidated Statement of Financial Condition. Investments in Westwood stock continue to be carried at market value and recorded as securities owned. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition. As of December 31, 2004, all investments in the 1999 Plan, except for the investments in SWS Group and Westwood stock, were dissolved. Proceeds from the liquidation, the market value of the mutual funds on December 31, 2004, were invested in COLI.

For the fiscal year ended June 24, 2005, approximately $7,128,000, with a market value of $7,129,000, was invested in the 2005 Plan. At June 24, 2005, funds totaling $1,432,000 were invested in 83,396 shares of our common stock. Approximately $1,259,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the 2005 Plan in fiscal year 2005. The trustee of the 2005 Plan is Wilmington Trust Company. The number of shares available for future issuance under the plan is 166,604 at June 24, 2005.

Restricted Stock Plan. On November 12, 2003, the stockholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 500,000 shares of SWS common stock to SWS’ directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted under the Restricted Stock plan is fully vested after three years. In the third quarter of fiscal 2005, the Board of Directors voted to accelerate the vesting schedule of the then outstanding shares of restricted stock issued to the Company’s non-employee directors to the next anniversary of the date of grant. The vesting of the non-employee directors’ restricted stock was accelerated so that the vesting period is similar to the elected term of the non-employee director. The vesting for future issuances to non-employee directors will be determined when granted, but it is anticipated that such shares will vest on the one year anniversary of the date of grant. At June 24, 2005, the total number of shares outstanding was 89,201 and the total number of securities available for future grants was 396,963.

The following table sets forth certain information concerning all equity compensation plans approved by our stockholders and all equity compensation plans not approved by our stockholders as of June 24, 2005.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 24, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,359,286	(1)	$18.75	(2)	3,152,743	(3)
Equity compensation plans not approved by stockholders	73,128	(4)	$17.50		164,178	(4)

	1,432,414		$18.68		3,316,921

(1)	Amount represents 1,275,890 shares issuable upon the exercise of options granted under the 1996 Plan and 83,396 stock units credited to participants’ accounts under the 2005 Plan (see descriptions above). The stock units credited to the participants’ accounts under the 2005 Plan are not included in the weighted average exercise price calculation.
(2)	Calculation of weighted-average exercise price does not include stock units credited to participants’ accounts under the 2005 Plan.
(3)	Amount represents 2,589,176 shares issuable upon the exercise of options available for future issuance under the 1996 Plan, 166,604 shares available for future issuance under the 2005 Plan and 396,963 shares available for future issuance under the Restricted Stock Plan.
(4)	Amounts represent share information with respect to the 1997 Plan.

SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended June 24, 2005 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information contained in this Report.

The following items, all of which impact the comparability of the data from year-to-year, should be considered: (i) the sale of First Consumer Credit, LLC (“First Consumer”) in October 2001; (ii) the spin-off of Westwood in June 2002; (iii) the consolidation into our brokerage operations or discontinuance of the services provided by SWS Technologies Corporation (“SWS Technologies”) in the first quarter of fiscal 2003; (iv) the sale of the accounts of Mydiscountbroker in June 2003; (v) the maturation of the DARTSSM on June 30, 2004 and (vi) the closure of May Financial in October 2004. Additional items that should be considered are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Events and Transactions.” Results for 2001, 2002, 2003 and 2004 have been restated for the valuation of the DARTSSM. See additional discussion in Note 1(t) in the Notes to the Consolidated Financial Statements in this Report. This restatement increased net income by $135,000, $616,000, $963,000 and $1.4 million, respectively, in fiscal 2004, 2003, 2002 and 2001.

(In thousands, except ratios and per share amounts)

	Year Ended
	June 24, 2005	June 25, 2004 (restated)	June 27, 2003 (restated)	June 28, 2002 (restated)	June 29, 2001 (3) (restated)
Consolidated Operating Results:
Total revenue	$345,452	$281,015	$269,737	$342,955	$491,600
Net revenue (1)	266,497	247,691	229,852	277,148	320,022
Net income (loss)	31,332	2,845	3,484	(6,221)	19,832
Earnings per share – basic (2)
Income (loss) before extraordinary item and cumulative effect of change in accounting principles	$1.82	$0.17	$0.17	$(0.36)	$1.28
Net income (loss)	$1.82	$0.17	$0.20	$(0.36)	$1.14
Earnings per share – diluted (2)
Income (loss) before extraordinary item and cumulative effect of change in accounting principles	$1.80	$0.16	$0.17	$(0.36)	$1.28
Net income (loss)	$1.80	$0.16	$0.20	$(0.36)	$1.13
Weighted average shares outstanding – basic (2)	17,213	17,102	17,016	17,252	17,429
Weighted average shares outstanding – diluted (2)	17,397	17,278	17,063	17,252	17,522
Cash dividends declared per common share (2)	$0.40	$0.40	$0.40	$0.40	$0.33

Consolidated Financial Condition:
Total assets	$4,631,144	$4,740,958	$4,090,464	$3,362,364	$3,782,548
Long-term debt (4)	70,108	34,990	19,795	16,798	18,390
Stockholders’ equity	265,770	250,782	252,781	257,677	299,932
Shares outstanding (2)	17,330	17,110	16,957	17,241	17,248
Book value per common share (2)	$15.34	$14.66	$14.91	$14.95	$17.39
Ratio of earnings to fixed charges (5)	1.6	1.3	1.1	—	1.2

Bank Performance Ratios:
Return on assets	1.3%	1.3%	1.0%	1.4%	2.3%
Return on equity	15.3%	15.1%	12.8%	15.6%	24.6%
Equity to assets ratio	8.6%	8.6%	8.2%	9.1%	9.4%

(1)	Net revenues is equal to total revenues less interest expense.
(2)	Adjusted to reflect the ten percent stock dividends effective August 1, 2000 and August 1, 2001.

(3)	Restated for the change in accounting method for our investment in Comprehensive Software Systems, Inc. from the cost basis to the equity method. Previously reported amounts for fiscal 2001 consolidated operating results were as follows: net income was $19,339,000; earnings per share – basic, before the cumulative effect of a change in accounting principles, was $1.27; earnings per share – basic was $1.11; earnings per share – diluted, before the cumulative effect of a change in accounting principles, was $1.26; and earnings per share – diluted was $1.10. Additionally, total assets were previously reported as $3,784,757,000 and stockholders’ equity was previously reported as $299,439,000 on the consolidated statement of financial condition. Tangible book value was previously reported as $16.97 in fiscal 2001.
(4)	Includes subordinated notes, capital leases, Federal Home Loan Bank advances with maturities in excess of one year and the FSB Financial note.
(5)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and fixed charges. Fixed charges consist of interest expense and one-third of rental expense, which is deemed representative of an interest factor. Due to our net loss before income taxes and minority interest in consolidated subsidiaries in 2002, the coverage ratio was less than 1:1. This deficiency of earnings available to cover fixed charges is $5,903.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in full-service securities brokerage and full-service commercial banking. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period. Our business is subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “-Forward-Looking Statements.”

We are currently focused on three aspects of our overall business: growing our clearing business, taking advantage of our prominence in the Southwest to become a nationally recognized full-service regional brokerage firm and growing the Bank’s business.

Brokerage Group

Through our Brokerage Group we engage in securities execution and clearing, securities brokerage, investment banking, securities lending and borrowing, and trading as a principal in equity and fixed income securities.

The U.S. equities market decreased, though not significantly, in fiscal 2005 due to increasing concerns over rising oil prices, interest rate hikes and continued international strife. The Dow Jones Industrial Average (“DJIA”) decreased from 10,371.84 at June 25, 2004 to 10,297.83 at June 24, 2005. Average daily volume on the NYSE was 1.504 billion shares in fiscal year 2005 versus 1.426 billion shares in fiscal 2004.

The revenues generated by our clearing business are dependent on active markets. The volume of trades we processed in fiscal 2005 was down substantially compared to the prior fiscal year, reflecting significantly lower volumes in the active trading segment of our customer base as one of our high volume trading customers began to clear its own transactions in the second quarter of fiscal 2005. In the fourth quarter of fiscal 2005, the number of trades processed stabilized and increased by approximately 412,000. We expect the number of trades processed to increase slightly in fiscal 2006 as we bring on new clearing customers absent any significant changes in market direction.

In evaluating the clearing business, management focuses on clearing fees as well as margin balances and tickets processed. While growth in the number of correspondents is important, margin balances and tickets processed are the key variables we use to determine growth.

Month-end margin balances reported by NYSE member firms averaged $193 billion in fiscal 2005 versus $170 billion in fiscal 2004, an increase of approximately 14%. We rely on margin lending to our customers to generate revenue. Sustained improvement in stock prices is necessary to promote growth in margin balances and to facilitate earnings growth from margin lending to our customers. Our margin balances averaged $356 million in fiscal 2005, a slight increase from an average margin balance of $340 million in fiscal 2004.

Stock loan balances are also influenced by the volumes in the market as well as interest rates. Our stock lending balances for fiscal 2005 were up approximately 5% over last year. As markets improve, these balances generally increase subject to credit limits imposed by our counter-parties and us. Stock lending generates an interest spread that is impacted by the overall interest rate environment. As rates have risen, we have had the opportunity to widen the interest spread we earn.

The interest rate environment also impacts our fixed income business. In fiscal 2005, the Federal Reserve Board continued to increase the discount rate resulting in the prime rate rising 225 basis points. This negatively impacted revenues in our fixed income business. The volume of our fixed income business is driven by spreads to published rates, the direction of rates and economic expectations. Management constantly monitors our exposure to interest rate fluctuations to mitigate risk of loss in volatile interest rate environments.

To realize our goal of becoming a nationally recognized full-service regional brokerage firm, it is essential to grow the retail brokerage distribution network. This will be accomplished by hiring of additional registered representatives and, secondarily, by opening new branch office locations in the Southwest. Opening new branch offices requires outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. However, we are currently focused on filling our existing offices with producing registered representatives and have no present intentions to open any branch offices.

Equity capital markets is an integral part of a full-service regional firm. Revenue from this area is cyclical and varies significantly with the vitality of the equity markets. Investment in personnel could negatively impact earnings in periods of limited equity capital markets activity.

Our emphasis on the full-service brokerage aspect of our business is expected to diversify our revenue stream and to enhance areas of our business that have relatively higher margins than our traditional clearing business. In the full-service brokerage section of our business, we retain more of each dollar of commission than in a traditional clearing arrangement. As the full-service business grows, we expect to be able to take advantage of increased margins. Management will be reviewing profitability as well as productivity by registered representatives, transactions processed and deals completed to measure success in our full service brokerage business.

In October 2004, we closed our May Financial Corporation (“May Financial”) office in Brighton, Michigan. As a result, we recognized approximately $553,000 in disposal costs in the second quarter of fiscal 2005. May Financial’s revenues represented 1% of our total consolidated revenues for the six months ended December 31, 2004. May Financial’s net loss for the same period was $591,000.

We completed our conversion to a new electronic brokerage operating system in August of 2002, but continue to upgrade and enhance the core system with investments in technology. Management continually reviews equipment and communications in an effort to offset some of the costs of software enhancement. Our system was developed by Comprehensive Software Systems, Inc. (“CSS”), an entity that is backed by a consortium of brokerage firms, including Southwest Securities. The development of the system required more time and capital from these brokerage firms than was originally anticipated. While the system is fully functional at SWS, other consortium members have yet to completely install the system. Decisions by these other firms will impact CSS’ ability to continue to deliver new modules and enhancements and could impact the cost of technology to us.

Banking Group

A substantial portion of the Bank’s revenue is generated from the single-family construction loan and single-family mortgage loan markets. While the Bank’s purchased mortgage loan and auto loan programs are nationwide, the majority of the Bank’s other lending is concentrated in North Texas. A strong housing market in North Texas is important to growing the Bank’s loan portfolio.

Mortgage interest rates remained stable and were still relatively attractive at the end of fiscal 2005. Because of this attractive interest rate environment, the Bank has concentrated on growing its purchased mortgage loan program. The average balance in the Bank’s purchased mortgage loan business for fiscal 2005, consequently, was up 117% from fiscal 2004. In the event mortgage interest rates increase, the Bank could experience lower revenues from these operations.

The Bank was able to invest funds in loans in fiscal 2005 utilizing all of its approximately $47 million in excess liquidity resulting in increased interest revenue. To fund loan growth in excess of the existing liquidity, the Bank utilized Federal Home Loan Bank (“FHLB”) short-term borrowings and brokered certificates of deposit.

The Bank continued to diversify its lending base through increased commercial lending, which increased 36% from fiscal 2004 to fiscal 2005. Consumer loans were up more than 44% over fiscal 2004. In the first quarter of fiscal 2005, the Bank entered the single-family mortgage banking business in the Dallas-Fort Worth and South Texas markets. This diversification led to an 85% increase from fiscal 2004 to fiscal 2005 in mortgage originations. However, offices in the South Texas market were closed in July of fiscal 2006 to consolidate operations in the North Texas area.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results is discussed below.

Restatement. In June 1999, we issued 5% Exchangeable Subordinated Notes (“Notes”), in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”). The DARTSSM contained an equity-based derivative designed to hedge changes in the fair value of our investment in Knight Trading Group, Inc. (“Knight”) common stock. The embedded derivative was designated as a fair value hedge of our investment in Knight shares upon adoption of SFAS No. 133.

In fiscal 2005, we determined that our initial and periodic computation of the fair value of the embedded equity option in the DARTSSM obligation was incorrect. We erroneously calculated the value of the purchased put option component in the embedded equity collar as a purchased call option. The result of this accounting error was an overstatement of the DARTSSM obligation in the balance sheet and an understatement of income in fiscal 2001 through fiscal 2004. Because the DARTSSM obligation was overstated by $4.8 million at the beginning of fiscal 2005, we recorded $4.8 million in gain on the maturity of the DARTSSM obligation in the first quarter of fiscal 2005 that should have been recorded in previous years. Consequently, we restated our results for the first quarter of fiscal 2005 to eliminate the impact of the gain. We also restated our prior year financial statements to reflect the proper valuation of the embedded option. This restatement increased net income by $135,000 and $616,000, respectively, in fiscal 2004 and 2003.

Dan Nelson Automotive Group. In the first half of fiscal 2005, FSB Financial purchased $16 million in auto receivables from an affiliate of Dan Nelson Automotive Group, Inc. (“Nelson Automotive”). (See “Legal Proceedings”) Nelson Automotive subsequently defaulted on their contract and FSB Financial filed suit in February of 2005. At June 24, 2005, FSB Financial had recorded reserves for probable loan losses related to this portfolio of $1.7 million. At that date, the portfolio had an outstanding loan balance of $9.6 million.

SEC/NYSE Mutual Fund Inquiry. In January 2005, Southwest Securities settled enforcement proceedings brought against it by the SEC and the NYSE alleging improper mutual fund trading and lack of appropriate record retention. In settlement of the actions, Southwest Securities agreed to pay a total of $10 million ($9.3 million after tax) which was fully reserved for in fiscal 2004. Additionally, Southwest Securities agreed to engage an independent consultant to conduct a review of its supervisory, compliance and other policies and procedures designed to detect and prevent violations of federal securities law related to mutual fund late trading and making, keeping and preserving required books and records.

The consultant’s initial report contained an evaluation of preventative steps taken on Southwest Securities’ own initiative and recommended strengthening and modifying additional written procedures and reporting regimens. In August 2005, Southwest Securities accepted all of the consultant’s recommendations and has undertaken implementation. Southwest Securities anticipates all recommendations will be fully implemented by calendar year-end without significant expenditures.

May Financial. In October 2004, we closed the May Financial equity trading office in Brighton, Michigan. As a result, we recorded approximately $553,000 in disposal costs. Of this amount, approximately $213,000 represents leasehold improvement write-offs, $70,000 represents costs associated with the termination of contracts, $58,000 represents severance and related payroll costs to be paid to the 22 terminated employees, and $212,000 represents lease termination costs. As of February 2, 2005, this space has been subleased under terms similar to the original lease.

Archipelago. During the second quarter of fiscal 2004, we tendered half of our stake, or 303,456 shares of common stock, in Archipelago Holdings, L.L.C. (“Archipelago”), an electronic stock exchange, for cash. We recognized a gain of $903,000 ($587,000 after-tax). After the tender, we owned 303,456 shares of Archipelago at a cost of zero.

In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, we owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock in which we sold 23,714 shares at $10.695 per share, yielding a gain of $254,000 ($165,100 after-tax). On May 24, 2005, SWS sold 20,000 shares at an average price of $32.97 for a gain of $659,000. After giving effect to these transactions, SWS owns 23,721 shares of Archipelago stock. We recorded a gain of $947,890 in fiscal 2005 from the market appreciation of the remaining Archipelago shares.

Maturity of DARTSSM. The DARTSSM matured June 30, 2004, at which time SWS delivered 373,550 shares of Knight stock to the DARTSSM holders in satisfaction of SWS’ obligation in accordance with the terms of the governing agreements. Delivery of the Knight shares upon maturity of this obligation resulted in a gain of $18,732,000, equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the issuance date of the DARTSSM (i.e. the hedging date). See Note 19 to the Consolidated Financial Statements contained in this Report.

Investment in Comprehensive Software Systems, Inc. In 1993, SWS became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system. We initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments, our ownership in CSS increased to 25.08% in fiscal 2002. Consequently, we implemented the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We were the first company, and to date the only company, to fully implement the CSS system. We completed our installation of the system in September 2002. At June 28, 2002, we determined that the investment in CSS and its related goodwill were fully impaired based on an analysis of the projected cash flow from the investment.

To facilitate the continued enhancement of the CSS system, we entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000. In December 2003, we agreed to an additional equity investment of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in equal quarterly installments (two purchases totaling approximately $1,443,000 were made in fiscals 2004 and 2005) and ultimately resulted in increasing our position in CSS to 30.22%. In January 2005, we forgave the $3.5 million loan made in fiscal 2003, converting it to an equity contribution. These investments were made to insure the continued operation of CSS while development of needed enhancements to the system were built.

In January 2005, we did not participate in CSS’ equity offering because we are no longer dependent on CSS for enhancements to the system. We have developed many of the functions needed to run the CSS system in-house. (See Note 12 to the Consolidated Financial Statements contained in this Report.) Subsequent to the equity offering in January 2005, we own 13.7% of CSS. Because no additional investments were made in CSS in the last half of fiscal 2005, we did not record any equity in losses of CSS. As of June 24, 2005, there is no recorded equity investment in CSS.

Our share of the undistributed losses of CSS for the fiscal years 2005, 2004 and 2003 were $2,276,000, $3,380,000 and $2,076,000, respectively. Based on SWS’ percentage of ownership, its pro-rata share of CSS’ losses was greater than the $1,443,000, $3,318,000 and $1,625,000 invested and loaned during fiscal years 2005, 2004, and 2003, respectively, by $833,000, $62,000 and $451,000, respectively. From inception of the loans to date, SWS’ pro-rata percentage of losses of $7,733,000 was greater than the $6,386,000 loaned and invested by $1,347,000.

Sale of First Consumer Credit and USHS. In October 2001, the Bank sold its interest in its minority-owned subsidiary, First Consumer, receiving $1,050,000 and 365,723 common shares of U.S. Home Systems, Inc. (“USHS”), a company publicly traded on NASDAQ. The shares of USHS were paid to SWS Group as a dividend by the Bank and were recorded at fair market value. The Bank recorded a gain of approximately $1,163,000 on the sale of First Consumer.

During the second quarter of fiscal 2004, we received an additional 91,431 shares of the common stock of USHS, which had been held in escrow under the terms of the sales agreement for total holdings of 457,154. The additional shares were issued after no material contingencies were found related to the operations of First Consumer. The Bank paid the shares to SWS Group in the form of a dividend. The shares were recorded at fair market value resulting in a gain of $1,082,000 (after-tax gain of $703,000).

Mydiscountbroker. On June 13, 2003, we sold the accounts of Mydiscountbroker to Ameritrade Inc. and Ameritrade Canada, Inc., subsidiaries of Ameritrade Holding Corporation. The sales price of $4,200,000 generated an after-tax gain of $2,730,000, which was recognized in June of 2003. The price was based on the actual accounts transferred at closing. Mydiscountbroker had recorded revenues of $2,678,000 and expenses of $3,970,000 for a net loss before taxes for the fiscal year ended June 27, 2003 of $1,292,000.

Fraudulent Mortgages. During the first quarter of fiscal 2003, the Bank provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York-based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank, and the Bank is not receiving payments on these loans.

The Bank has taken specific actions to enhance the control environment of this line of business. The Bank hired a new senior manager with extensive experience to head the purchased mortgage loan business and hired additional staff to monitor, more closely, collateral documents and aged loans. In addition, all control procedures were reviewed and enhancements were made to our funding procedures, aged loan monitoring procedures, purchase procedures and collateral procedures. All customer relationships were thoroughly reviewed, resulting in the termination of several relationships. A detailed review of the standard customer contract resulted in significant changes to the contract. These steps were taken subsequent to the fraud and have improved efficiency and enhanced internal controls.

Impairment of Long-Lived Assets. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” we recorded $1.4 million in fiscal 2003 in charges related to leasehold and fixed asset impairments. Of the charges recorded in fiscal 2003, $891,000 relates to the space formerly occupied by Mydiscountbroker, $305,000 relates to space formerly occupied by a trading operation and $125,000 relates to space formerly occupied by a Private Client Group office.

RESULTS OF OPERATIONS

Net income for the fiscal years ended June 24, 2005, June 25, 2004 and June 27, 2003 totaled $31,332,000, $2,845,000 and $3,484,000, respectively, representing an increase of $28,487,000 from fiscal 2004 to 2005 and a decrease of $639,000, or 18% from fiscal 2003 to 2004. Fiscal years 2005, 2004 and 2003 contained 253, 251 and 251 trading days, respectively.

Analysis of Operations

Our pretax income was $48,909,000, $9,499,000 and $5,962,000, in fiscal 2005, 2004 and 2003, respectively. The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands) (fiscal 2003 and 2004 have been restated for the valuation of the DARTSSM, see additional discussion in Note 1(t) in the Notes to the Consolidated Financial Statements contained in this Report):

	2004 to 2005		2003 to 2004
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$(5,175)	(27)%	$(14)	—
Commissions	(13,087)	(14)%	13,247	16%
Net interest	20,794	33%	5,128	9%
Investment banking, advisory and administrative fees	(389)	(1)%	2,795	11%
Net gains on principal transactions	18,057	101%	(555)	(3)%
Other	(1,394)	6%	(2,762)	(11)%

	$18,806	8%	$17,839	8%

	2004 to 2005		2003 to 2004
	Amount	Percent	Amount	Percent
Operating expenses:
Commissions and other employee compensation	$(1,135)	(1)%	$12,779	10%
Occupancy, equipment and computer service costs	(2,606)	(9)%	(5,165)	(15)%
Communications	(2,120)	(16)%	(2,112)	(14)%
Floor brokerage and clearing organization charges	(541)	(9)%	(92)	(1)%
Advertising and promotional	(470)	(12)%	100	3%
Other	(13,732)	(31)%	8,792	24%

	(20,604)	(9)%	14,302	6%

Pretax income	$39,410	415%	$3,537	59%

Net Revenues for fiscal 2005 increased by $18.8 million. This increase was due primarily to the $20.8 million increase in net interest revenue and the $18.7 million gain attributable to the DARTSSM maturity, offset by reduced clearing and commission revenue. Net interest revenue increased primarily due to increased spreads in the stock lending business as well as an increase in the Bank’s average loans outstanding. The departure of certain brokers in the Private Client Group and reduced commissions in the fixed income area were the primary drivers of the decrease in commissions revenue. The departure of one high-volume clearing customer contributed substantially to the reduced clearing fees.

Net Revenues increased for fiscal year 2004 by $17.8 million. The largest component of the increase was commission revenue, which was up $13.7 million. Also contributing to the increase was a $2.8 million increase in investment banking, advisory and administrative fee revenues. This increase can be principally attributed to fees received for corporate finance transactions. We also noted an increase of $5.1 million in net interest revenue. This increase was primarily due to an increase in customer and stock loan balances. We experienced a $2.8 million decrease in other revenue. This decrease was primarily due to the $4.2 million gain recognized on the sale of Mydiscountbroker accounts in fiscal year 2003.

Operating expenses for fiscal 2005 decreased $20.6 million. The largest decreases were in commissions and other employee compensation, $1.1 million, occupancy and equipment, $2.6 million, communications, $2.1 million, and other expense, $13.9 million. The decrease in commissions and other employee compensation was due primarily to decreases in commission revenue. The decrease in occupancy and equipment was due to the maturity of our capital lease obligations and the expiration of several operating leases for which we either purchased or returned the equipment. The decrease in communications was primarily due to the elimination of communications and quote contracts from the closing of May Financial office. The decrease in other expenses was due primarily to a decrease in legal expenses relating to the SEC/NYSE mutual fund inquiry in fiscal 2004 offset by a net increase in professional services fees from Sarbanes-Oxley Section 404 compliance of $1.3 million and increases in bad debts for Southwest Securities and the provisions for probable loan loss by the Bank and FSB Financial of $3.0 million.

Operating expenses increased $14.3 million from fiscal 2003 to fiscal 2004. However, taking into account the Bank’s $3.4 million fraud charge recorded in fiscal 2003, operating expenses would have increased $17.7 million. The largest components of this increase were the $10 million accrual for probable losses from regulatory investigations related to the mutual fund inquiry and the increase in the variable compensation portion of commissions and employee compensation, an increase of $9.9 million. Offsetting these increases was a reduction of $3.8 million in operating expenses from the sale of Mydiscountbroker accounts and reduced occupancy and equipment costs.

Net Revenues from Clearing Operations. Net revenues from clearing for fiscal 2005 decreased $5.2 million when compared to fiscal 2004. Net clearing revenues decreased in part as a result of the departure of a significant clearing client. This high volume client produced net clearing revenues of $756,000 in fiscal 2005 and $3,686,000 in fiscal 2004. We processed 11.2 million trades in fiscal 2005 compared to the 28.8 million trades processed in fiscal 2004, a decline of 61%. Additionally, trading volume from other high volume correspondents decreased resulting in reduced net clearing revenue. Transactions processed for general securities correspondents increased by 15% which led to an increase in revenue per ticket in fiscal 2005. Revenue per transaction was $1.25 and $0.67 for fiscal 2005 and fiscal 2004, respectively. Correspondent count at June 24, 2005 was 224 compared to 215 at June 25, 2004.

Net revenues from clearing decreased slightly from fiscal 2003 to 2004. Total transactions processed in fiscal 2004 increased to approximately 28.8 million from approximately 27.8 million in the prior year. The slight increase in transactions was offset by the reduction in revenue per ticket of 3% due to price competition, volume discounts and changes in the mix of clearing transactions. Transactions for high volume customers were up 2% while transactions for general securities customers were up over 50%. Revenue per transaction was $0.67 in fiscal 2004 versus $0.69 in fiscal 2003. Correspondent count at June 25, 2004 was 215 compared to 227 at June 27, 2003.

Commissions. Commission revenue for fiscal 2005 decreased $13.1 million. Decreases were noted in all types of commissions except Portfolio Trading. Economic uncertainty as well as the departure of certain brokers led to the decrease in Private Client Group and SWS Financial commission revenue. Low volumes and rising interest rates contributed to the reduction in fixed income commissions. The increase in Portfolio Trading for fiscal 2005 when compared to fiscal 2004 was due to a large portfolio rebalancing from one customer in October 2004 and increased activity by existing customers. Institutional Equity Sales commissions decreased from fiscal 2004 to fiscal 2005 due to lower commission rates in the institutional commissions market, the loss of key traders, and the reduction of personnel in the Research department, which contributes significantly to Institutional Sales’ product offerings.

Commission revenue increased $13.2 million for fiscal 2004 versus 2003, an increase of 16%. The largest increases were recorded in the Private Client Group, independent registered representatives and Portfolio Trading. Improved market conditions and revenue from newly recruited representatives were the primary reasons for the increased revenue. These increases were offset by sale of our Mydiscountbroker accounts in fiscal 2003, which had generated $2.3 million in commission revenue in fiscal 2003.

Commission revenue by type of representative follows for the fiscal years ended 2005, 2004 and 2003 (dollars in thousands):

	Commission Revenue			No. of Reps
	2005	2004	2003	2005	2004	2003
Southwest Securities registered representatives:
Private Client Group	$19,997	$27,953	$19,170	96	91	97
Fixed income sales & trading	26,088	31,549	31,517	36	36	34
Institutional equity sales	6,762	10,021	10,078	9	10	13
Independent registered representatives	20,049	20,329	16,681	386	396	407
Portfolio trading	10,279	6,327	3,637
Other	576	659	2,508

	$83,751	$96,838	$83,591

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

The components of interest earnings are as follows for the fiscal years ended 2005, 2004 and 2003 (dollars in thousands):

	2005	2004	2003
Interest revenue:
Customer margin accounts and assets segregated for regulatory purposes	$27,648	$20,758	$21,350
Stock borrowed	71,613	28,433	27,109
Bank loans	59,613	42,613	43,589
Other	3,422	4,067	5,256

	162,296	95,871	97,304

Interest expense:
Customer funds on deposit	7,553	3,019	6,305
Stock loaned	56,306	19,890	19,269
Bank deposits	8,710	6,207	9,538
Federal Home Loan Bank advances	2,056	1,178	2,187
Notes payable	2,275	731	278
DARTSSM and other	2,055	2,299	2,308

	78,955	33,324	39,885

Net interest	$83,341	$62,547	$57,419

Brokerage Group. For the year ended June 24, 2005, net interest income from the Brokerage Group accounted for approximately 13% of our net revenue versus 11% for the years ended June 25, 2004 and June 27, 2003. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	2005	2004	2003
Average interest-earning assets:
Customer margin balances	$356,000	$340,000	$300,000
Assets segregated for regulatory purposes	359,000	412,000	482,000
Stock borrowed	3,177,000	3,004,000	2,150,000

Average interest-bearing liabilities:
Customer funds on deposit	582,000	598,000	632,000
Stock loaned	3,086,000	2,932,000	2,100,000

Net interest revenue from customer balances increased 13% from fiscal 2004 to fiscal 2005 due to the increase in earnings on assets segregated for regulatory purposes as well as an increase in the average margin balance from fiscal 2004 to fiscal 2005 of $16 million. The average rate spread on margin balances was 4.28% in fiscal 2005 and 4.24% in fiscal 2004. The increase in net interest revenue generated from securities lending activities from fiscal 2004 to fiscal 2005 of 79% is due to an increase in the net interest spread of 15 basis points and increased average balances. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business.

Net interest revenue from customer margin balances increased 18% from fiscal 2003 to 2004 due primarily to the increase in average margin balances of $40 million. The increase in net interest revenue generated from securities lending activities of 9% is due to increases in the average balances of $832 million.

Banking Group. Net interest revenue generated by the Bank accounted for approximately 18% of consolidated net revenues in 2005 and 14% for 2004 and 2003. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2005, 2004 and 2003 (dollars in thousands):

	2005			2004			2003
	Average Balance	Interest Income / Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$162,588	$10,822	6.7%	$142,444	$8,584	6.0%	$188,880	$12,794	6.8%
Real estate – construction	121,741	9,106	7.5%	99,574	6,379	6.4%	110,477	7,100	6.4%
Commercial	206,213	15,896	7.7%	178,756	12,186	6.8%	139,186	10,942	7.9%
Individual	88,262	19,192	21.7%	55,549	13,165	23.7%	37,468	10,191	27.2%
Land	60,946	4,597	7.5%	38,913	2,299	5.9%	41,234	2,562	6.2%
Investments	19,820	346	1.7%	106,928	1,063	1.0%	60,452	828	1.4%

	$659,570	59,959	9.1%	$622,164	43,676	7.0%	577,697	44,417	7.7%
Noninterest earning assets:
Cash and due from banks	8,527			25,311			9,809
Other assets	13,704			9,604			12,798

	$681,801			$657,079			$600,304

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$108,981	3,523	3.2%	$150,251	4,426	2.9%	$251,877	7,971	3.2%
Money market accounts	16,849	219	1.3%	16,855	131	0.8%	15,226	194	1.3%
Interest-bearing demand accounts	54,108	573	1.1%	196,492	912	0.5%	165,869	1,362	0.8%
Savings accounts	312,501	4,395	1.4%	167,017	738	0.4%	1,188	11	0.9%
FHLB advances	55,009	2,056	3.7%	24,741	1,178	4.8%	81,218	2,187	2.7%
Notes payable	35,834	2,275	6.4%	12,557	731	5.8%	5,307	278	5.2%

	583,282	13,041	2.2%	567,913	8,116	1.4%	520,685	12,003	2.3%
Noninterest bearing liabilities:
Non interest-bearing demand accounts	28,743			25,295			23,565
Other liabilities	6,738			7,564			7,126

	618,763			600,772			551,376
Stockholder’s equity	63,038			56,307			48,928

	$681,801			$657,079			$600,304

Net interest income		$46,918			$35,560			$32,414

Net yield on interest-earning assets			7.1%			5.7%			5.6%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank. Additionally, in January of 2003, the Bank began offering an FDIC-insured deposit product to our brokerage customers. Rates paid on these deposits are generally less than the rates on FHLB advances and certificates of deposit, allowing the Bank to earn an increased interest spread.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	2004 to 2005				2003 to 2004
	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix
Interest income:

Real estate – mortgage	$2,238	$1,214	$897	$127	$(4,210)	$(3,145)	$(1,412)	$347
Real estate – construction	2,727	1,420	1,069	238	(721)	(701)	(22)	2
Commercial	3,710	1,872	1,593	245	1,244	3,110	(1,453)	(413)
Individual	6,027	7,753	(1,086)	(640)	2,974	4,918	(1,311)	(633)
Land	2,298	1,302	636	360	(263)	(144)	(126)	7
Investments	(717)	(829)	525	(413)	235	419	(353)	169

	16,283	12,732	3,634	(83)	(741)	4,457	(4,677)	(521)

Interest expense:

Certificates of deposit	(903)	(1,215)	431	(119)	(3,545)	(3,216)	(552)	223
Money market accounts	88	—	88	—	(63)	21	(76)	(8)
Interest-bearing demand accounts	(339)	(661)	1,170	(848)	(450)	251	(592)	(109)
Savings accounts	3,657	643	1,611	1,403	727	1,488	(6)	(755)
FHLB advances	878	874	(161)	165	(1,009)	(797)	(538)	326
Notes payable	1,544	1,354	67	123	453	379	31	43

	4,925	995	3,206	724	(3,887)	(1,874)	(1,733)	(280)

Net interest income	$11,358	$11,737	$428	$(807)	$3,146	$6,331	$(2,944)	$(241)

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The decrease of $389,000 in fiscal year 2005 when compared to fiscal 2004 is due to decreases in corporate finance fees of $3.0 million and decreases in LOGIC fees of $460,000, offset by increases in managed accounts and advisory fees and public finance fees (due to an increase in the number of transactions).

The primary reason for the increase from fiscal 2003 to fiscal 2004 is the increase in corporate finance fees of $3.3 million and managed account fees of $1.1 million due to increases in the number of transactions. The increase was offset by declines in municipal underwriting and advisory fees of $1.1 million and money market fees of $1.1 million. The money market fees declined as a result of our introduction of the Bank Insured Fund to our customers. As our customers have transferred assets to the higher earning Bank Insured Fund, we no longer receive fees for servicing the third party money market products.

Average assets under management by the Asset Management Group were $918 million, $959 million, and $1,166 million in 2005, 2004 and 2003, respectively. The decrease in the average assets under management is due to increased competition from other pool competitors, local banks paying higher rates to municipal depositors and a decreased marketing presence.

Net Gains on Principal Transactions. The increase from fiscal 2004 to fiscal 2005 in net gains on principal transactions of $18.1 million is primarily due to the $18.7 million recognized upon the maturity of DARTSSM, which represents the difference between the fair value of the Knight stock upon acquisition and the Knight stock on the hedging date. Additionally, we recognized a $948,000 gain on holding Archipelago stock and an increase of $3.3 million in fixed income trading revenue primarily from municipal security issuances. These gains were offset by the closure of May Financial, which resulted in a $5.3 million reduction in trading revenues. At June 24, 2005, we made a market in 997 common stocks of which 411 were exchange-listed securities.

The decrease in net gains on principal transactions of $555,000 from fiscal 2003 to 2004 was due to a $1.2 million decrease in fixed income trading profits and an offsetting $940,000 increase in equity trading profits. At June 25, 2004, we made a market in 2,630 common stocks of which 499 were exchange-listed securities.

Other Income. The decrease of $1.4 million in other revenue from fiscal 2004 to fiscal 2005 is primarily due to the inclusion, last year, in other income of a $1.0 million gain from FSB Financial loan sales, a gain of $1.1 million on the receipt of additional USHS stock and a $900,000 gain from the tender of Archipelago stock in fiscal 2004. Also, a decrease of $4.6 million in fees collected from customers for regulatory fee reimbursement contributed to the overall decrease of $1.4 million from fiscal 2004 to fiscal 2005. The decrease was offset by increased fees received from insurance products, $1.2 million, revenues from corporate investments, $3.2 million, earnings on deferred compensation plan assets and miscellaneous bank fees.

Other income decreased $2.8 million from fiscal 2003 to 2004. This decrease is due to the $4.2 million gain recorded in fiscal 2003 for the sale of Mydiscountbroker accounts. Additionally, a $3.0 million decrease in other income is due to losses on corporate investments and charges related to the fluctuation in market value of assets held in our deferred compensation plan. These decreases were offset by a gain on the sale of Archipelago stock of $900,000; gain on the additional USHS stock received of $1.1 million; a gain on the sale of $11.6 million in loans by FSB Financial of $1 million and an increase of $1.4 million in fees collected from customers for regulatory fee reimbursement.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense, other than interest expense, on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature and is based on the level of operating revenues, earnings and the number of registered representatives employed.

Overall, commissions and other employee compensation decreased $1.1 million from fiscal 2004 to fiscal 2005. The decrease was due to the variable component of compensation as revenue-producing employees generated lower levels of commission revenue. Commission expense was down $3.9 million for fiscal 2005. This decrease was offset by increases of $2.8 million for salaries and incentive compensation. The number of full-time employees remained the same from fiscal 2004 to fiscal 2005.

From fiscal 2003 to 2004, commissions and other employee compensation increased $12.8 million. The increase was primarily due to commissions paid of $9.9 million and additional incentive compensation of $2.7 million. The commission increase was due to commissions paid to revenue-producing employees generating higher levels of commission revenue. The increase in commissions expense was approximately 64% of the increase in commission, investment banking and trading revenues. The increase in incentive compensation was due to the overall increase in pre-tax income and increased profits at the branch levels. The number of full-time employees decreased to 927 at June 25, 2004 from 941 at June 27, 2003.

Occupancy, Equipment and Computer Service. The decrease in occupancy, equipment and computer services from fiscal 2004 to fiscal 2005 of $2.6 million is due primarily to a decrease in equipment rental costs. After the completion of the conversion of our brokerage operating system, we had reduced need for technology equipment. Additionally, as existing technology leases expired, we began purchasing equipment rather than leasing, which reduced the overall cost of ownership to us. This decrease was offset by an increase in depreciation expense for the equipment purchased. Also contributing to the decrease was the completion of our capital lease obligations in the fiscal 2005, reducing depreciation expense.

The decrease in occupancy, equipment and computer services from fiscal 2003 to 2004 is also due primarily to a decrease in equipment rental costs. Also, in fiscal 2003, we incurred approximately $1,219,000 in occupancy and equipment costs for Mydiscountbroker and SWS Technologies that did not occur in fiscal 2004.

Communications. The decrease in communication expense from fiscal 2004 to fiscal 2005 of $2.1 million was due primarily to the closing of the May Financial office in Brighton, Michigan resulting in the elimination of communication and quote contracts.

Communications expense decreased from fiscal 2003 to fiscal 2004 due primarily to a decrease in quote and telephone expense as several contracts were renewed at reduced rates.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges change in relation to the transactions processed in our clearing business. In fiscal 2005, floor brokerage and clearing organization charges decreased $541,000. The decrease is due primarily to rebates received from the Depository Trust Company and the National Securities Clearing Corporation. The remainder of the decrease is due to the decrease in transaction volume. (See discussion under “- Net Revenues from Clearing Operations”)

Advertising and Promotional. Advertising and promotional expense decreased from fiscal 2004 to fiscal 2005 by $470,000. This decrease reflects the reduction in advertising and the elimination of an annual customer conference offset by additional costs of recruiting in the Private Client Group.

Other Expense. The decrease in other expenses of $13.7 million from fiscal 2004 to fiscal 2005 was due to a reduction in our licenses fees of $1.2 million, reduction in our legal expenses of $10.0 million from the 2004 accrual of the SEC/NYSE settlement, reduced losses from CSS of $1.4 million, a $4.6 million decrease in fees paid to regulators and reduced other taxes of $800,000 as we finalized a state gross receipts tax refund claim. Offsetting these reductions were a net increase in professional services fees from Sarbanes-Oxley Section 404 compliance of $1.3 million and increases in the provisions for probable loan loss by the Bank and FSB Financial. (See discussion in “Legal Proceedings.”) The total increase in bad debts and the provision for probable loan losses from fiscal 2004 to fiscal 2005 was $3.0 million.

The increase in other expense of $12.2 million from fiscal 2003 to 2004, excluding the $3.4 million charge for fraudulent loans at the Bank in the first quarter of fiscal 2003, was primarily due to the $10 million accrual related to the SEC/NYSE mutual fund inquiry as well as an increase in the loan loss provision at the Bank of $1.4 million and increased losses on equity investments, primarily CSS, of $1.7 million. There was also a $1.4 million increase in fees paid to regulators. These increases were offset by a $2.2 million decrease in professional services charges.

Income Tax Expense. For fiscal 2004, income tax expense (effective rate 59.2% for the year ended June 25, 2004) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was higher than the statutory rate because of permanently excluded items, primarily the $8 million civil penalty discussed in Note 23 to the Consolidated Financial Statements contained in this Report. See “Legal Proceedings.”

Minority Interest in Consolidated Subsidiaries. The decrease in minority interest in consolidated subsidiaries of $382,000 was primarily due to the increase in the Bank’s total investment in FSB Financial from 75% in fiscal 2004 to 90% in January of fiscal 2005. See Note 1(a) in the Notes to Consolidated Financial Statements contained in this Report. Minority interest in consolidated subsidiaries decreased $524,000 from fiscal 2003 to fiscal 2004. In fiscal 2003, FSB Development substantially completed the sale of the lots in its 50% owned partnership recognizing income of $1,500,000 while in 2004 income from FSB Development was $72,000 as it did not actively pursue a development in that year.

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

Loans receivable at June 30, 2005, 2004, 2003, 2002 and 2001 are summarized as follows (in thousands):

	2005	2004	2003	2002	2001
Real estate – mortgage	$225,256	$135,307	$231,023	$133,046	$187,967
Real estate – construction	168,343	140,330	109,968	124,808	126,771
Commercial	197,045	155,290	139,476	120,789	92,855
Individuals	95,382	69,133	47,154	31,249	31,982
Land	77,854	41,980	39,652	38,770	35,399

	$763,880	$542,040	$567,273	$448,662	$474,974

The following table shows the scheduled maturities of certain loans at June 30, 2005, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$137,978	$20,205	$10,160	$168,343
Commercial	26,859	77,068	93,118	197,045

Total	$164,837	$97,273	$103,278	$365,388

Amount of loans based upon:
Fixed interest rates	$1,637	$18,970	$20,951	$41,558
Floating or adjustable interest rates	163,200	78,303	82,327	323,830

Total	$164,837	$97,273	$103,278	$365,388

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of June 30, 2005, 2004, 2003, 2002 and 2001 are as follows (dollars in thousands):

	2005	2004	2003	2002	2001
Loans accounted for on a non-accrual basis	$4,949	$4,646	$11,692	$7,423	$4,084

Non-performing loans as a percentage of total loans	0.7%	1.0%	2.1%	1.7%	0.9%

Loans past due 90 days or more, not included above	$804	$599	$5,069	$1,314	$608

Troubled debt restructurings	$2,027	$2,280	$5,746	$4,547	$446

Approximately $277,000, $251,000 and $524,000 of gross interest income would have been recorded in fiscal 2005, 2004 and 2003, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans in fiscal 2005, 2004 and 2003 totaled approximately $497,000, $146,000 and $416,000, respectively.

An analysis of the allowance for probable loan losses for the years ended June 30, 2005, 2004, 2003, 2002 and 2001 is as follows (dollars in thousands):

	2005	2004	2003	2002	2001
Balance at beginning of year	$4,643	$4,421	$4,758	$3,280	$3,699
Charge-offs:
Real estate - construction	96	45	100	—	—
Real estate - mortgage	—	123	—	165	29
Commercial	1,183	392	2,598	356	65
Individuals	3,239	2,993	1,321	1,072	2,498

	4,518	3,553	4,019	1,593	2,592
Recoveries:
Real estate - mortgage	—	—	—	—	1
Commercial	718	212	—	—	1
Individuals	208	123	166	355	415

	926	335	166	355	417

Net charge-offs	(3,592)	(3,218)	(3,853)	(1,238)	(2,175)
Additions charged to operations	6,399	3,440	3,516	2,716	1,756

Balance at end of year	$7,450	$4,643	$4,421	$4,758	$3,280

Ratio of net charge-offs during the period to average loans outstanding during the period	0.6%	0.6%	0.8%	0.2%	0.6%

The allowance for probable loan losses is applicable to the following types of loans as of June 30, 2005, 2004, 2003, 2002 and 2001 (dollars in thousands):

	2005		2004		2003		2002		2001
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,446	25.7%	$1,473	28.7%	$1,711	24.7%	$1,890	27.1%	$462	19.6%
Real estate - construction	1,033	22.0	799	25.8	970	19.4	1,109	27.8	837	26.7
Real estate – mortgage & land	1,313	39.5	1,347	32.7	987	47.5	1,025	38.0	689	47.0
Individuals	3,658	12.8	1,024	12.8	753	8.4	734	7.1	797	6.7
Unallocated	—	—	—	—	—	—	—	—	495	—

	$7,450	100.0%	$4,643	100.0%	$4,421	100.0%	$4,758	100.0%	$3,280	100.0%

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal years 2005, 2004 and 2003 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $58,554,000 and $30,425,000 at June 30, 2005 and 2004, respectively. The Bank funds its loans through short-term borrowings at the FHLB, internally generated deposits and brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers.

Advances from Federal Home Loan Bank

The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year (generally two to seven days) during the 12-month periods ended June 30, 2005, 2004 and 2003 (dollars in thousands):

	2005		2004		2003
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At June 30	$58,731	3.34%	$1,586	6.82%	$33,000	1.2%
Average during year	20,446	2.87%	2,718	1.27%	9,100	1.4%
Maximum month-end balance during year	86,061	—	33,000	—	147,500	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines of up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At June 24, 2005, the amount outstanding under these secured arrangements was $63,400,000, which was collateralized by securities held for firm accounts valued at $88,488,000.

We also have an irrevocable letter of credit agreement (aggregating $49,000,000 at June 24, 2005) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $66,974,000 at June 24, 2005. We also have unsecured letters of credit agreements aggregating $2,250,000 at June 24, 2005, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually. At June 24, 2005, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker in the amount of $857,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At June 24, 2005, the total amount available for borrowings was $16,893,000. There was $5,000,000 outstanding on this line at June 24, 2005.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs of the Brokerage Group for the foreseeable future.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has a binding obligation which is not reflected on the balance sheet. Included are contingent obligations, certain guaranteed contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section below. In addition, our broker-dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 25 in the Notes to Consolidated Financial Statements contained in this Report.

Contractual Obligations and Contingent Payments (in thousands):

	Payments Due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$70,108	$—	$47,787	$6,556	$15,765
Interest on long-term debt (2)	17,077	—	7,264	2,206	7,607
Operating leases (3)	24,238	8,091	12,432	2,610	1,105
Equity investment commitments	1,500	1,500	—	—	—
Purchase obligations	14,165	7,772	5,508	862	23
Deferred compensation (4)	419	95	324	—	—

Total	$127,507	$17,458	$73,315	$12,234	$24,500

(1)	Long-term debt is comprised of Advances from the FHLB with maturities greater than one year and the FSB Financial note.
(2)	Amount of interest payable on the Advances from the FHLB is based on rates ranging from 2.93% to 5.64%. Amount of interest payable on the FSB Financial note is based on estimated interest rates in effect for July 2005 to June 2006 for all periods outstanding.
(3)	Of the $24.2 million in lease commitments, approximately $5.5 million has been reserved for as impaired.
(4)	We have commitments to our employees for deferred compensation in the amount of $419,000 that become payable in future years as defined by the plan and determined by participants who have formally requested payment of balance. See Note 21 of the Notes to the Consolidated Financial Statements contained in this report.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of the broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See Note 20 to the Consolidated Financial Statements contained in this report.

Banking Group

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “gap” data. (See the Bank’s gap analysis in “Risk Management—Market Risk—Interest Rate Risk.”) At June 30, 2005, $396 million of the Bank’s deposits were from the brokerage customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB and a $20.0 million federal funds line of credit for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $77 million. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank is subject to capital standards imposed by regulatory bodies, including the OTS and the FDIC. The Bank has historically met all the capital adequacy requirements to which it is subject.

We created a bank holding company that could be used to issue trust-preferred securities to facilitate additional capital at the Bank. There is no current plan for the holding company to issue securities.

Borrowings. On June 8, 2005, FSB Financial obtained a secured line of credit from a bank in the amount of $75 million. At June 30, 2005, $35.3 million was outstanding on this line of credit. The note related to this line of credit matures on June 7, 2008. Interest is paid on a monthly basis at a rate of 30-day LIBOR plus a variable rate that is determined by the status of certain financial ratios at the time of the advance. At June 30, 2005, this rate was 5.38%. This line of credit is secured by automobile loans totaling $43,328,000.

FSB Financial also has a line of credit with its parent Bank. The total credit line is $46 million of which FSB Financial has drawn $37.25 million. Of this total credit line, $11.85 million is provided by participations from third parties. As of June 8, 2005, the loan bears interest at 30-day LIBOR plus 2.25% and matures March 27, 2006. From January 1, 2005 to June 7, 2005, the loan bore interest at prime plus 0.75%. Prior to January 1, 2005, the loan bore interest at prime plus 1.5%. SWS Group guarantees $10 million of this credit line to the Bank. See Note 23 in the Notes to Consolidated Financial Statements contained in this Report.

In June 2005, the Bank entered into an agreement with a bank for the availability of a $20.0 million unsecured line-of-credit for the purchase of federal funds. The line bears interest at a rate equal to the rate of interest of federal funds plus 0.25%. The line is being used by the Bank to support short-term liquidity needs and expires May 31, 2006. At June 30, 2005, there were no amounts outstanding on this line-of-credit.

Cash Flow

Net cash used in operating activities totaled $164,266,000 and $33,932,000 in fiscal 2005 and fiscal 2003, respectively compared to net cash provided by operations of $148,080,000 in fiscal 2004. In fiscal 2005, the primary reasons for the use of cash were increases in loans held for sale of $92,940,000, dealer and clearing organization accounts of $43,681,000, securities owned of $30,454,000, securities purchased under agreements to resell of $23,981,000 and customer accounts of $33,083,000, all offset by a decrease in assets segregated for regulatory purposes of $36,282,000. In fiscal 2004, change in loans held for sale, securities sold and not yet purchased and assets segregated for regulatory purposes resulted in a positive cash flow from operations, while the primary uses of cash were the increase in customer receivables as noted by the increase in margin lending activities. In fiscal 2003, net changes in client accounts resulted in a positive cash flow from operations, while the primary uses of cash were net change in broker/dealer and clearing organization accounts and net change in loans held for sale.

Net cash used in investing activities was $143,732,000, $102,612,000, and $22,203,000 in fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, 2004 and 2003, the Bank’s net increase in its loan portfolio was the primary reason for the change.

Net cash provided by financing activities totaled $242,454,000 and $106,064,000 in fiscal 2005 and fiscal 2003, respectively, compared to net cash used in financing activities of $31,585,000 in fiscal 2004. In fiscal 2005, the primary differences were increases in short-term borrowings, bank borrowings, deposits and advances from FHLB when compared to fiscal 2004. In fiscal 2004, the decrease in bank deposits and advances from the FHLB were the primary reason for the change offset by the $15,000,000 borrowed by FSB Financial to expand its business. In fiscal 2003, a substantial decrease in advances from the FHLB and an increase in bank deposits were the primary reasons for the change.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for the next year.

We restated our cash flow presentation for fiscal 2003 to appropriately reflect the gross cash receipts and disbursements for certain loans, real estate sales and notes payable related to the Bank. See Note 1(s) to the Consolidated Financial Statements contained in this report.

Treasury Stock

Periodically, SWS repurchases its common stock under a plan approved by our Board of Directors to repurchase up to 500,000 shares. The plan expires on December 31, 2006. No shares have been repurchased under this authorization since February 2003.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in dividends declared by us. The plan purchased 15,351 shares in fiscal year 2005 at a cost of $247,000, or $16.10 per share. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Issuer Purchases of Equity Securities.”

On November 12, 2004, one third of the shares granted in November 2003 under the restricted stock plan vested. Upon vesting a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, 2,404 shares were sold with a market value of $48,000 or $19.99 per share.

Inflation

The Company’s assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and brokers and dealers. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. The rate of inflation affects various expenses of the Company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of its services. However, changes in inflation do not materially impact our overall net income balance.

RISK MANAGEMENT

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

Credit Risk.

Brokerage Group. Credit risk arises from the potential nonperformance by counter-parties, customers or debt security issuers. We are exposed to credit risk as a trading counter-party and as a stock loan counter-party to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure is also associated with customer margin accounts, which are monitored daily. We monitor exposure to individual securities and perform sensitivity analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

Banking Group. Credit risk is the possibility that a borrower or counter party will fail to meet its obligations in accordance with agreed terms. Therefore credit risk is inherent in all types of lending provided by the Bank. The bank has developed and implemented extensive policies and procedures to provide a robust process for proactively managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking, detailed loan approval procedures which includes officer and director loan committees. The bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within the Dallas / Fort Worth metropolitan area. Also, the Bank purchases loans, which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the area. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

At FSB Financial, the valuation of residual non-prime auto loans involves both credit risk and collateral value risk. Non-prime loans involve higher loss risk due to the lower credit quality of the borrower. Creditors mitigate this risk in pricing the loan at origination; generally, the interest rate is higher to compensate for the higher credit risk. FSB Financial further mitigates credit risk by purchasing bulk loans at a discount to increase the overall yield which compensates for inherent losses in the purchased portfolios. We also purchase seasoned loans, which reduce credit losses due to early defaults, or seek indemnifications from the seller for early defaults. Collateral value risk is addressed by adhering to established criteria regarding vehicle age, loan-to-value ratio and vehicle mileage limitations. In addition, we will not purchase a loan if the borrower has not provided proof of insurance on the collateral vehicle.

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

Interest Rate Risk.

Brokerage Group. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments.

Banking Group. Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. The Bank has established percentage change limits in both interest margin and net portfolio value. To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates. To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data prepared by the Office of Thrift and Supervision (“OTS”) for interest rate sensitivity of the Bank’s net portfolio. These analyses are conducted on a monthly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	4.65%
+200	3.10%
+100	1.55%
0	0%
-100	-1.65%
-200	-3.62%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at June 30, 2005:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$639,544	$41,841	$64,406	$25,537
Securities and FHLB Stock	6,382	—	—	269
Interest Bearing Deposits	7,179	—	—	—

Total Earning Assets	653,105	41,841	64,406	25,806

Interest Bearing Liabilities:
Transaction Accounts and Savings	427,216	—	—	—
Certificates of Deposit	41,730	58,238	15,750	10,540
Borrowings	110,150	731	12,487	22,321

Total Interest Bearing Liabilities	579,096	58,969	28,237	32,861

GAP	$74,009	$(17,128)	$36,169	$(7,055)

Cumulative GAP	$74,009	$56,881	$93,050	$85,995

Equity Price Risk. We are exposed to equity price risk as a result of making markets and taking proprietary positions in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our trading portfolio, marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk, as well as net securities purchased under agreements to resell, repurchase which are also subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$162	$2,498	$6,641	$23,316	$32,617
U.S. Government and Government agency obligations	4,740	(3,676)	(15,329)	411	(13,854)
Corporate obligations	2,766	(6,886)	631	33,915	30,426

Total debt securities	7,668	(8,064)	(8,057)	57,642	49,189
Corporate equity	—	—	—	4,302	4,302
Securities purchased under agreements to resell, net	—	4,979	16,566	(716)	20,829
Other	7,464	—	—	—	7,464

	$15,132	$(3,085)	$8,509	$61,228	$81,784

Weighted average yield
Municipal obligations	2.16%	3.11%	3.59%	3.35%	3.37%
U.S. Government and Government agency obligations	2.79%	3.27%	3.40%	4.78%	3.36%
Corporate obligations	5.21%	4.10%	4.83%	5.23%	4.61%
Securities purchased under agreements to resell, net	—	2.77%	2.50%	4.14%	2.67%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$2,208	$2,208

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

We also hold strategic investments in several privately held companies that are recorded at cost or on the equity method of accounting on our consolidated statements of financial condition. Generally accepted accounting principles require that these holdings be evaluated for declines in market value below cost that may be other than temporary. Determination of the market value for these privately held companies requires the use of judgment. General market conditions, as well as company-specific events, could indicate a decline in value. Our consolidated financial statements could be materially impacted should a write-down from cost be necessitated. See “-Results of Operations-Events and Transactions-Investment in Comprehensive Software Systems, Inc.”

Long-Lived Assets and Goodwill

Our long-lived assets are subject to impairment testing if specific events warrant the review. Our goodwill is subject to at least annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units. Judgment is required in assessing the effects of external factors, including market conditions and projecting future operating results. These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact our consolidated financial statements. If actual external conditions and future operating results differ from management’s judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate fair value. See “-Results of Operations-Events and Transactions-Impairment of Long-Lived Assets.”

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

In accordance with generally accepted accounting principles, FSB Financial evaluates risk based upon large homogenous pools rather than specific individual loans. FSB Financial evaluates its loan portfolio for inherent losses by stratifying the portfolio into risk pools based upon credit quality consistent with ratings defined by the Office of Thrift Supervision. Each pool is then evaluated for credit risk based upon historical losses of similar credits and other relevant information. An Allowance for Probable Loan Losses is established for estimable losses for each category of loans as indicated by the analysis. This review is performed monthly and current information is incorporated into management’s review of residual values.

Stock Options

We have two stock option plans, SWS Group, Inc. Stock Option Plan and SWS Group, Inc. 1997 Stock Option Plan, (the “Plans”). We account for our Plans under the recognition measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no stock-based employee compensation cost is reflected in net income. However, we disclose in Note 1(m) to the Consolidated Financial Statements contained within this report, the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. Under SFAS No. 123, the fair value of the stock options is estimated using expected dividend yields of our stock, the expected volatility of the stock, the expected length of time the options remain outstanding, the risk-free interest rates and expected forfeiture rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised standard regarding share-based payments, SFAS No. 123R. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this statement are effective as of the beginning of the next fiscal year that begins after June 15, 2005. On June 7, 2005, SWS’ Board of Directors approved the acceleration of all option grants to 100% at June 7, 2005, the measurement date, in anticipation of the implementation of SFAS No. 123R. Accordingly, we recognized approximately $117,700 as compensation expense based on the provisions of FASB’s Financial Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). Based on this interpretation, forfeitures were estimated for the remaining term of the options. (See additional discussion of SFAS No. 123R in Note 1(r) to the Consolidated Financial Statements contained in this report.)

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

Our business and future prospects may fluctuate due to numerous factors, such as:

•	the interest rate environment;

•	the volume of trading in securities;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in the North Texas area and the national market;

•	the credit-worthiness of our correspondents, counter-parties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in our business segments;

•	changes in accounting, tax and regulatory compliance requirements; and

•	our ability to attract and retain key personnel.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

Additionally, factors which may cause actual results to differ materially from forward-looking statements include those factors discussed in this report in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “- Risk Management,” and “- Critical Accounting Policies and Estimates” and those discussed in our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.”

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share amounts)

2005	1st Qtr.(1)	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$84,623	$81,232	$81,986	$97,611
Income before income taxes and minority interest in consolidated subsidiaries	24,656	7,340	8,808	8,105
Net income	15,888	4,541	5,593	5,310
Comprehensive income	3,273	4,868	5,479	5,017
Earnings per share – basic
Net income	$0.93	$0.27	$0.32	$0.31
Earnings per share – diluted
Net income	$0.92	$0.26	$0.32	$0.30
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$16.22	$22.84	$21.97	$18.34
Low	$12.92	$15.75	$15.85	$14.30

2004	1st Qtr. (1)	2nd Qtr. (1)	3rd Qtr. (1)	4th Qtr. (1)
Revenues	$66,291	$74,083	$71,686	$68,955
Income (loss) before income taxes and minority interest in consolidated subsidiaries	2,148	6,932	3,586	(3,167)
Net income (loss)	1,308	4,366	1,481	(4,310)
Comprehensive income (loss)	2,201	4,725	1,447	(5,368)
Earnings per share – basic
Net income (loss)	$0.08	$0.26	$0.09	$(0.25)
Earnings per share – diluted
Net income (loss)	$0.08	$0.25	$0.09	$(0.25)
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$22.51	$22.20	$19.29	$17.98
Low	$18.30	$17.44	$16.26	$14.05

(1)	Restated for the valuation of the DARTSSM. See additional discussion in Note 1(t) in the Notes to the Consolidated Financial Statements contained in this Report.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 24, 2005. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of June 24, 2005, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the course of filing our fiscal 2005 Form 10-K, management determined that an accounting error existed in the application of SFAS 133 to our DARTSSM securities. This error resulted in the restatement of our 2001, 2002, 2003 and 2004 annual consolidated financial statements and September 24, 2004 interim consolidated financial statements. The DARTSSM were our only financial instrument subject to the provisions of SFAS 133. They matured on the fourth day of our 2005 fiscal year and no other transaction arose during the year or existed at the assessment date related to the provisions of SFAS 133. Additionally, we have no expectation of entering into derivative transactions in the future. Consequently, management assessed the impact of this error on internal control over financial reporting and determined that no material weakness in internal control over financial reporting existed at June 24, 2005.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 24, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 24, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that we have maintained effective internal control over financial reporting as of June 24, 2005.

Our independent registered public accounting firm has audited management’s assessment of the effectiveness of our internal control over financial reporting as of June 24, 2005 as stated in their report, dated September 15, 2005, which appears herein.

OTHER INFORMATION

The information regarding the award of common stock under the Restricted Stock Plan and the amount paid under the cash bonus plan for fiscal 2005 which should have been included in a Form 8-K is contained in “Part III - Executive Compensation” of this Report and is incorporated herein by reference.

PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see “Business-Executive Officers of the Registrant.” The information under the heading “Proposal One - Election of Directors” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

For information on the Board of Directors’ determination of the financial expert on the Audit Committee and the name and independence of such expert, see “Financial Expert” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a (6) within 120 days after our fiscal year end which is incorporated herein by reference.

We have adopted a corporate Code of Business Conduct and Ethics (the “Code”) that applies to all directors and employees of SWS. This Code is intended to promote honest and ethical conduct; avoidance of conflicts of interest; full, fair, accurate, timely, and understandable disclosure in the reports and documents that the Company files with, or submits to, the SEC, and in all other public communications made by SWS; compliance with all governmental laws, rules, and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. The Code is a product of SWS’ commitment to honesty. The Code is posted on our corporate website at www.swsgroupinc.com. In addition, a copy of the Code may be obtained free of charge, upon written request to our Corporate Secretary at SWS Group, Inc., 1201 Elm Street, Suite 3500, Dallas, TX 75270. Any amendments to the Code and any waivers that are required to be disclosed by the rules of the SEC and the NYSE will be posted on our corporate website.

EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

The following table presents information related to the award of Common Stock under the Restricted Stock Plan as authorized pursuant to the terms of the Restricted Stock Plan on August 25, 2005 by our Board of Directors and the amount paid under the cash bonus plan for fiscal 2005.

	Restricted Stock Plan		Amount paid under the cash bonus plan
Name and Position	Dollar Value ($)	Number of Shares to be Granted (1)
Donald W. Hultgren Director and Chief Executive Officer	$67,500	4,055	$225,000
William D. Felder President	54,000	3,244	286,000
Kenneth R. Hanks Executive Vice President, Chief Financial Officer and Treasurer	54,000	3,244	180,000
Richard J. Driscoll Executive Vice President	33,750	2,028	175,000
Richard Litton Executive Vice President	33,750	2,028	371,000
All executive officers as a group (11 persons)	379,750	22,815	1,691,000

(1)	These values are based on the last reported sales price of our common stock on the NYSE on August 25, 2005, which was $16.65 per share.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information under the heading “Stock Ownership of Principal Owners and Management” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Proposal One - Election of Directors” and under the heading “Interest of Certain Persons in Matters to be Acted Upon” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Fees Paid to Independent Registered Public Accounting Firm” and “Pre-approval of Independent Registered Public Accounting Firm Services” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a (6) within 120 days after our fiscal year end is incorporated herein by reference.

PART IV

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.	The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 14(d):

Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.1+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996

10.2+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.3+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.4+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.5+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.6+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996

10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003

10.8+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 3, 2005

10.9+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed March 3, 2005

10.10+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan - Effective July 1, 1999 incorporated by reference to Exhibit C to the Registrant’s Proxy Statement filed October 9, 2003

10.11+	SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 6, 2004

10.12+	Form of Plan Agreement for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.13+	Form of Election Form for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.14*+	Description of Registrant’s executive cash bonus plan

10.14.1*+	Cash bonus compensation paid to named executive officers

10.15+	Description of Registrant’s director compensation arrangement incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed February 9, 2005

10.16	Loan and Security Agreement, dated June 8, 2005, by and between FSB Financial, Ltd. and Wells Fargo Financial Preferred Capital, Inc. incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed June 14, 2005

10.17	Agreement dated September 12, 2005 by and between the Attorney General of the State of Iowa and FSB Financial, Ltd. incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed September 16, 2005

10.18	Agreement dated September 14, 2005 by and between the Attorney General of the State of South Dakota and FSB Financial, Ltd. incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed September 16, 2005

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

September 20, 2005	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 20, 2005	/S/ Don A. Buchholz
(Date)	(Signature)
Don A. Buchholz
Chairman of the Board

September 20, 2005	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director and Chief Executive Officer
(Principal Executive Officer)

September 20, 2005	/S/ Kenneth R. Hanks
(Date)	(Signature)
Kenneth R. Hanks
Chief Financial Officer
(Principal Financial Officer)

September 20, 2005	/S/ Stacy Hodges
(Date)	(Signature)
Stacy Hodges
Principal Accounting Officer
(Principal Accounting Officer)

September 20, 2005	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

September 20, 2005	/S/ Larry A. Jobe
(Date)	(Signature)
Larry A. Jobe
Director

September 20, 2005	/S/ R. Jan LeCroy
(Date)	(Signature)
R. Jan LeCroy
Director

September 20, 2005	/S/ Frederick R. Meyer
(Date)	(Signature)
Frederick R. Meyer
Director

September 20, 2005	/S/ Jon L. Mosle, Jr.
(Date)	(Signature)
Jon L. Mosle, Jr.
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 24, 2005 and June 25, 2004

(in thousands, except par values and share amounts)

	2005	2004 Restated (see Note 1(t))
Assets
Cash	$23,045	$88,589
Assets segregated for regulatory purposes	330,788	367,070
Marketable equity securities available for sale	2,208	7,038
Receivable from brokers, dealers and clearing organizations	2,855,296	3,107,287
Receivable from clients, net	372,143	421,799
Loans held for sale, net	172,023	79,083
Loans, net	591,857	462,957
Securities owned, at market value	167,118	136,199
Securities purchased under agreements to resell	28,890	4,909
Goodwill, net	11,660	8,183
Other assets	76,116	57,844

	$4,631,144	$4,740,958

Liabilities and Stockholders’ Equity
Short-term borrowings	$68,400	$—
Payable to brokers, dealers and clearing organizations	2,755,076	3,050,748
Payable to clients	609,477	691,456
Deposits	587,978	501,094
Securities sold under agreements to repurchase	8,061	—
Securities sold, not yet purchased, at market value	106,163	88,957
Drafts payable	32,018	32,212
Advances from Federal Home Loan Bank	93,539	36,576
Other liabilities	103,496	82,968
Exchangeable subordinated notes	—	3,769

	4,364,208	4,487,780

Minority interest in consolidated subsidiaries	1,166	2,396

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 17,977,240 and outstanding 17,329,779 shares in 2005; issued 17,817,444 and outstanding 17,109,925 shares in 2004	1,797	1,781
Additional paid-in capital	248,955	245,391
Retained earnings	23,920	425
Accumulated other comprehensive income – unrealized holding gain, net of tax of $74 in 2005 and $6,910 in 2004	138	12,833
Deferred compensation, net	529	834
Treasury stock (647,461 shares in 2005 and 707,519 shares in 2004, at cost)	(9,569)	(10,482)

Total stockholders’ equity	265,770	250,782
Commitments and contingencies

	$4,631,144	$4,740,958

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended June 24, 2005, June 25, 2004 and June 27, 2003

(in thousands, except share and per share amounts)

	2005	2004 Restated (see Note 1(t))	2003 Restated (see Note 1(t))
Net revenues from clearing operations	$14,078	$19,253	$19,267
Commissions	83,751	96,838	83,591
Interest	162,296	95,871	97,304
Investment banking, advisory and administrative fees	27,995	28,384	25,589
Net gains on principal transactions	36,017	17,960	18,515
Other	21,315	22,709	25,471

	345,452	281,015	269,737

Commissions and other employee compensation	140,294	141,429	128,650
Interest	78,955	33,324	39,885
Occupancy, equipment and computer service costs	25,903	28,509	33,674
Communications	11,073	13,193	15,305
Floor brokerage and clearing organization charges	5,783	6,324	6,416
Advertising and promotional	3,338	3,808	3,708
Other	31,197	44,929	36,137

	296,543	271,516	263,775

Income before income tax expense and minority interest in consolidated subsidiaries	48,909	9,499	5,962
Income tax expense	16,932	5,627	1,372

Income before minority interest in consolidated subsidiaries	31,977	3,872	4,590
Minority interest in consolidated subsidiaries	(645)	(1,027)	(1,551)

Income before extraordinary item	31,332	2,845	3,039
Extraordinary gain, net of tax of $240	—	—	445

Net income	31,332	2,845	3,484
Other comprehensive income (loss):
Net holding gains and losses, net of tax of $(480) in 2005; $125 in 2004 and $583 in 2003	(241)	1,027	1,511
Reclassification for hedging activities, net of tax of $9 in 2005; $467 in 2004 and $167 in 2003	17	(867)	(310)
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	(12,471)	—	—

Net income (loss) recognized in other comprehensive income (loss)	(12,695)	160	1,201

Comprehensive income	$18,637	$3,005	$4,685

Earnings per share – basic
Income before extraordinary item	$1.82	$0.17	$0.17
Extraordinary item, net of tax	—	—	0.03

Net income	$1.82	$0.17	$0.20

Weighted average shares outstanding – basic	17,212,587	17,102,149	17,016,058

Earnings per share – diluted
Income before extraordinary item	$1.80	$0.16	$0.17
Extraordinary item, net of tax	—	—	0.03

Net income	$1.80	$0.16	$0.20

Weighted average shares outstanding – diluted	17,397,346	17,278,035	17,062,575

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 24, 2005, June 25, 2004 and June 27, 2003

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation, net	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at June 28, 2002 Restated (see Note 1(t))	17,601,705	$1,760	$247,199	$2,392	$11,472	$1,502	(361,135)	$(6,648)	$257,677
Net income	—	—	—	3,484	—	—	—	—	3,484
Unrealized holding gain, net of tax of $583	—	—	—	—	1,511	—	—	—	1,511
Reclassification of hedging activities, net of tax of $167	—	—	—	—	(310)	—	—	—	(310)
Cash dividends ($0.40 per share)	—	—	(5,702)	(1,067)	—	—	—	—	(6,769)
Exercise of stock options	106,293	10	2,186	(584)	—	—	—	—	1,612
Repurchase of treasury stock, at cost	—	—	—	—	—	—	(364,800)	(4,424)	(4,424)
Deferred compensation plan, net	—	—	—	—	—	47	(24,776)	(47)	—

Balance at June 27, 2003 Restated (see Note 1(t))	17,707,998	1,770	243,683	4,225	12,673	1,549	(750,711)	(11,119)	252,781
Net income	—	—	—	2,845	—	—	—	—	2,845
Unrealized holding gain, net of tax of $125	—	—	—	—	1,027	—	—	—	1,027
Reclassification of hedging activities, net of tax of $467	—	—	—	—	(867)	—	—	—	(867)
Cash dividends ($0.40 per share)	—	—	(949)	(5,882)	—	—	—	—	(6,831)
Exercise of options	109,446	11	2,391	(763)	—	—	—	—	1,639
Deferred compensation plan, net	—	—	—	—	—	(15)	(245)	15	—
Restricted stock plan	—	—	266	—	—	(700)	43,437	622	188

Balance at June 25, 2004 Restated (see Note 1(t))	17,817,444	1,781	245,391	425	12,833	834	(707,519)	(10,482)	250,782
Net income	—	—	—	31,332	—	—	—	—	31,332
Unrealized holding loss, net of tax of $480	—	—	—	—	(706)	—	—	—	(706)
Reclassification of hedging activities, net of tax of $9	—	—	—	—	17	—	—	—	17
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	—	—	—	—	(12,471)	—	—	—	(12,471)
Cash dividends ($0.40 per share)	—	—	—	(6,913)	—	—	—	—	(6,913)
Exercise of options	159,796	16	3,622	(924)	—	—	—	—	2,714
Deferred compensation plan, net	—	—	—	—	465	(46)	2,862	102	521
Restricted stock plan	—	—	(58)	—	—	(259)	57,196	811	494

Balance at June 24, 2005	17,977,240	$1,797	$248,955	$23,920	$138	$529	(647,461)	$(9,569)	$265,770

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 24, 2005, June 25, 2004 and June 27, 2003

(in thousands)

	2005	2004 Restated (see Note 1 (t))	2003 Restated (see Note 1(s) & (t))
Cash flows from operating activities:
Net income	$31,332	$2,845	$3,484
Extraordinary item	—	—	(445)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,143	6,282	5,150
Amortization of discounts on loans purchased	(1,120)	(1,065)	(1,730)
Provision for doubtful accounts	7,440	4,437	669
Provisions for loss on mortgage loans	—	—	3,423
Deferred income tax benefit (expense)	(2,960)	2,752	3,473
Deferred compensation	1,401	938	219
Acceleration of stock option vesting	118	—	—
(Gain) loss on sale of fixed assets	48	—	(104)
Gain on sale of Mydiscountbroker	—	—	(4,200)
Impairment of leases & fixed assets	—	—	1,064
Gain on sale of loans	(951)	(1,822)	(957)
(Gain) loss on sale of real estate	(270)	396	(958)
Gain on delivery of Knight shares in settlement of DARTSSM obligation	(18,732)	—	—
Reclassification from other comprehensive loss under SFAS No. 133	—	(221)	(926)
Equity in undistributed loss on investments	91	5,234	1,815
Gain on sale of First Consumer Credit LLC	—	(1,082)	—
Net change in minority interest in consolidated subsidiaries	(1,230)	574	60
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	36,282	74,114	1,523
Net change in broker, dealer and clearing organization accounts	(43,681)	26,042	(77,267)
Net change in client accounts	(33,083)	(139,567)	132,217
Net change in loans held for sale	(92,940)	122,182	(98,141)
Increase in securities owned	(30,454)	(19,247)	(20,674)
Decrease (increase) in securities purchased under agreements to resell	(23,981)	1,626	2,554
Decrease (increase) in other assets	(6,241)	18,643	2,637
Increase (decrease) in drafts payable	(194)	2,880	(5,200)
Increase in securities sold, not yet purchased	17,206	48,337	20,963
Increase (decrease) in other liabilities	(8,491)	(6,199)	(2,581)

Net cash (used in) provided by operating activities	(164,266)	148,080	(33,932)

Cash flows from investing activities:
Loan originations and purchases	(568,845)	(516,074)	(291,904)
Loan repayments	428,068	409,055	268,409
Purchase of fixed assets	(4,063)	(6,481)	(4,795)
Proceeds from the sale of fixed assets	54	10	111
Purchase of real estate	(2,471)	(3,877)	—
Proceeds from sale of real estate	12,206	12,777	7,152
Cash paid for purchase of O’Connor & Company Securities, Inc., net of cash acquired	(540)	(625)	(1,065)
Cash paid on investments	(1,443)	(4,328)	(3,268)
Cash received from investments	180	—	—
Cash paid for additional investment in FSB Financial & FSBF	(3,060)	—	—
Proceeds from sale of ownership in investments	—	452	—
Net cash received from purchase of insurance agencies	—	—	710
Cash received on the sale of Mydiscountbroker	—	—	3,360
Sales of Federal Home Loan Bank stock	—	6,700	—
Purchases of Federal Home Loan Bank stock	(3,818)	(221)	(913)

Net cash used in investing activities	(143,732)	(102,612)	(22,203)

Cash flows from financing activities:
Payments on short-term borrowings	(1,938,115)	(1,633,200)	(1,721,050)
Cash proceeds from short-term borrowings	2,006,515	1,633,200	1,683,450

(continued)

	2005	2004 Restated (see Note 1 (t))	2003 Restated (see Note 1(s) & (t))
Cash proceeds on securities sold under agreements to repurchase	8,061	—	—
Payments on capital leases	(253)	(994)	(901)
Increase (decrease) in deposits	86,884	(27,437)	263,160
Increase (decrease) in advances from Federal Home Loan Bank	56,963	(13,309)	(110,583)
Cash proceeds on notes payable – Bank	51,050	15,475	1,775
Cash payments on notes payable – Bank	(24,040)	—	—
Payment of cash dividends on common stock – SWS Group	(6,948)	(6,831)	(6,769)
Net proceeds from exercise of stock options	2,280	1,511	1,406
Proceeds related to Deferred Compensation Plan	304	208	304
Purchase of treasury stock	(247)	(208)	(4,728)

Net cash provided by (used in) financing activities	242,454	(31,585)	106,064

Net increase (decrease) in cash	(65,544)	13,883	49,929
Cash at beginning of year	88,589	74,706	24,777

Cash at end of year	$23,045	$88,589	$74,706

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$72,123	$33,863	$40,674

Taxes	$17,125	$7,350	$—

Supplemental schedule of non-cash investing and financing activities:
Write-off of correspondent margin loan	$—	$—	$1,924

Purchase of property through capital leases	$—	$—	$1,847

Purchase of Insurance Agency	$—	$—	$445

Delivery of Knight shares in settlement of DARTSSM obligation	$18,732	$—	$—

Granting of restricted stock	$948	$909	$—

Removal from escrow of marketable equity securities	$—	$1,082	$—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”):

Brokerage Group
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
SWS Banc Holding, Inc.	“SWS Banc”
Southwest Securities Bank*	“Bank”
FSBF, LLC (90%)	“FSBF”
FSB Financial, LTD (88.2%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”

*	On June 1, 2004, First Savings Bank, FSB changed its name to Southwest Securities Bank.

Brokerage Group. Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer and SWS Financial is a National Association of Securities Dealers (“NASD”) member broker/dealer. Each is registered under the Securities Exchange Act of 1934 (“1934 Act”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (“SEC”) as registered investment advisors.

SWS filed broker/dealer withdrawals with the NASD for Mydiscountbroker.com, Inc. (“Mydiscountbroker”) and Southwest Clearing on December 4, 2003. The effective date of the Mydiscountbroker withdrawal was December 2, 2003 and the effective date of the Southwest Clearing withdrawal was December 1, 2003.

SWS filed a broker/dealer withdrawal with the NASD for May Financial Corporation (“May Financial”) on October 26, 2004. The effective date of the withdrawal was November 1, 2004. May Financial was dissolved December 31, 2004.

In April 2002, Southwest Clearing Corp. (“Southwest Clearing”) transferred all customer accounts to Southwest Securities. Southwest Clearing was dissolved in July 2004.

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

Asset Management Group. Asset management services are offered through SWS Capital, which administered the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas. Prior to September 4, 2005, LOGIC was an investment program tailored to the investing needs of local governments within the state of Texas. SWS Capital determined that it would not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. LOGIC represented 100% of the assets under management at June 24, 2005.

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

In January 2005, the Bank purchased an additional 15% of FSBF at a cost of $84,000, bringing the Bank’s percentage ownership to 90%. Also, the Bank purchased an additional 14.7% of FSB Financial at a cost of $4.4 million bringing the Bank’s percentage of ownership to 88.2%. FSBF owns 2% of FSB Financial effectively giving the Bank a 90% interest in FSB Financial. Of the $4.5 million total purchase price, $3.1 million was paid in cash and the remaining $1.4 million was given in the form of a promissory note. As of June 30, 2005, $999,000 is still outstanding on this note. The monthly note payment is 35% of the monthly after-tax income allocated to the Bank from FSB Financial until the amount has been paid in full. This transaction created $2.9 million in goodwill. See Note 1(g).

Other Consolidated Entities. In the first quarter of fiscal 2003, SWS sold SWS Technologies Corporation’s (“SWS Technologies”) Internet service provider customer list and accounts receivable to a third party for $75,000. During the fiscal year 2003, SWS completed the transition of these accounts and SWS Technologies was dissolved in July 2004.

Effective April 28, 2003, the SWS Insurance entities became consolidated subsidiaries of SWS due to the purchase by SWS of the outstanding stock of Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc. As a result of this transaction and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” SWS recognized an extraordinary gain, net of tax of $445,300. SFAS No. 141 requires that any excess assets acquired over purchase price paid should first be applied to reduce eligible non-current assets and then be recorded as an extraordinary gain as such excess cost can no longer be recorded as negative goodwill. SWS Insurance holds insurance agency licenses in forty-four states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents.

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

(f) Loans and Allowance for Probable Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for probable loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

The allowance for probable loan losses is increased by charges to income and decreased by charge-offs (net of recoveries) and is included in Other Expenses in the Consolidated Statement of Income and Comprehensive Income. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

(g) Depreciation and Amortization

Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the shorter of the useful life or the lease term (up to nine years) using the straight-line method.

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2005 and 2004 as required by SFAS No. 142, and based on the results of the valuation, SWS’ goodwill balance was not impaired.

SWS has two reporting units with goodwill – Southwest Securities and the Bank. Changes in the carrying value of goodwill during the three fiscal year periods ended June 24, 2005, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 27, 2003	$6,302	$1,256	$7,558
Arising from earn-out provision of completed business combination	625	—	625

Balance, June 25, 2004	6,927	1,256	8,183

Arising from earn-out provision of completed business combination	539	—	539
Arising from additional investment in FSBF and FSB Financial	—	2,938	2,938

Balance, June 24, 2005	$7,466	$4,194	$11,660

(h) Drafts Payable

In the normal course of business, SWS uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through the Bank and are sent to SWS daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(i) Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

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

(l) Minority Interest

Minority interest in consolidated subsidiaries in the consolidated statements of financial condition and the consolidated statements of income and comprehensive income arise from the Bank’s non-wholly owned subsidiary, FSB Financial, and FSB Development’s 50% owned partnership. These entities were acquired in conjunction with the acquisition of the Bank in fiscal 2001. See Note 1(a) regarding the purchase of an additional interest in FSB Financial in fiscal 2005.

(m) Stock-Based Compensation

SWS accounts for the SWS Group, Inc. Stock Option Plan (“1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (“1997 Plan”) under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

On June 7, 2005, the Compensation Committee of SWS Group, Inc.’s Board of Directors recommended amending the 1996 and 1997 Plans to allow for accelerated vesting of 100% of all unvested options. The Board of Directors approved the recommendation. On this date there were 588,301 unvested shares with exercise prices ranging from $12.85 to $20.84. SWS Group, Inc. recognized $117,700 of incremental compensation expense in the period for the estimated number of employees and non-employee directors who would have forfeited their unvested options, absent the acceleration. (5,149 shares were considered “out-of-the-money” upon acceleration based on the stock price on the measurement date of $17.54.)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” The provisions of this statement are effective for us beginning June 25, 2005.) In anticipation of the implementation of this standard, the Board of Directors approved the vesting recommendation so that the Company would not be required to record compensation expense on the small number of options still unvested. The Company has substantially eliminated the use of options as a compensation tool and currently grants restricted stock to reward management and employees. (See additional discussion of SFAS No. 123R in Note 1(r).) Additionally, approximately 31% of the unvested options were scheduled to vest by August 22, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. (in thousands, except per share amounts):

	2005	2004 Restated (see Note 1(t))	2003 Restated (see Note 1(t))
Net income:
As reported	$31,332	$2,845	$3,484
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(493)	(1,294)	(1,886)

Pro forma	$30,839	$1,551	$1,598

Earnings per share - basic:
As reported	$1.82	$0.17	$0.20

Pro forma	$1.79	$0.09	$0.09

Earnings per share - diluted:
As reported	$1.80	$0.16	$0.20

Pro forma	$1.77	$0.09	$0.09

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2005, 2004 and 2003:

	2005	2004	2003
Expected volatility	57%	64%	52%
Risk-free interest rate	3.94%	3.23%	3.15%
Expected dividend yield	2.66%	2.66%	2.57%
Expected life	5 years	5 years	5 years

(n) Treasury Stock

In fiscal 2003, SWS repurchased 364,800 shares at a cost of $4,425,000 or $12.13 per share, under a plan to repurchase up to 1,000,000 shares of SWS common stock, authorized by its Board of Directors on November 1, 2000. In February 2003, the Board of Directors of SWS approved the repurchase of up to 500,000 additional SWS shares of common stock. The initial 1,000,000 share repurchase plan expired in December 2003. Currently, SWS has 500,000 shares authorized for repurchase for which authorization expires December 31, 2006. No shares have been repurchased since February 2003. Treasury stock is also repurchased periodically under SWS’ Deferred Compensation Plan (Note 21).

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

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale and loans receivable was $770,259,000 and $542,718,000 at June 30, 2005 and 2004, respectively.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of deposits was $587,861,000 and $501,094,000 at June 30, 2005 and 2004, respectively. The fair value of advances to FHLB was $95,213,000 and $37,949,000 at June 30, 2005 and 2004, respectively.

The 5% Exchangeable Subordinated Notes (“Notes”) are comprised of two components. The embedded derivative is recorded at fair value based on the use of a standard options pricing model, utilizing quoted market inputs. The host contract is recorded at its carrying value which is not materially different than its fair value at June 25, 2004. Both components are included in the same line on the Consolidated Statement of Financial Condition.

(q) Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability (a “fair value” hedge). The Company currently has no cash flow hedges, foreign currency hedges or non-hedging derivative instruments. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. The mark-to-market of the time value of the embedded derivative in the Notes is recorded in Other Expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

The Company has issued a financial instrument in which a derivative instrument was “embedded”. The Company assessed whether the economic characteristics of the embedded derivative was clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it was determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative was separated from the host contract, carried at fair value, and designated as a fair value hedge.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking the derivative that is designated as a fair-value hedge to the specific asset on the balance sheet. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivative that is used in the hedging transaction has been highly effective in offsetting changes in the fair value of the hedged item and whether that derivative may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires or is sold, terminated or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued due to the Company’s determination that the derivative no longer qualifies as an effective fair-value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but will cease to adjust the hedged asset for changes in fair value. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

Assets designated as hedged items are assessed for impairment according to generally accepted accounting principles that apply to that asset. Such assessments are made after hedge accounting has been applied to the asset and exclude consideration of (1) any anticipated effects of hedge accounting and (2) the fair value of any related hedging instrument that is recognized as a separate asset or liability.

(r) Accounting Pronouncements

The FASB has recently issued the following exposure document and SFAS, which are applicable to SWS:

On June 30, 2005, FASB issued an exposure document titled “Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries — a replacement of ARB No. 51.” This proposed SFAS would establish new standards for the accounting for noncontrolling interests (minority interests). Resulting in the basic consolidation model changing to an economic-entity model, in which minority interests would be recognized as a component of equity. The proposed SFAS will be effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect of this proposed SFAS.

SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” In May 2005, FASB issued this standard which changes the requirements for accounting for and the reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s consolidated financial statements.

SFAS No. 123 (revised 2004), “Share-Based Payment.” In December 2004, FASB issued a revised standard regarding share-based payments, SFAS No. 123R. To provide guidance on the implementation of SFAS No. 123R, the SEC issued Staff Accounting Bulletin No. 107 on March 29, 2005. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this statement are effective as of the beginning of the next fiscal year that begins after June 15, 2005. As noted in Note 1(m) Stock-Based

Compensation, SWS’ Board of Directors approved the acceleration of all option grants to 100% at June 7, 2005, the measurement date, in anticipation of the implementation of SFAS No. 123R. Accordingly, $117,700 was recognized as compensation expense in the 12-month period ended June 24, 2005. (See Note 21 for additional discussion.)

For the restricted stock plan which is also accounted for under APB 25, the implementation of SFAS No. 123R will result in a cumulative effect of accounting change recorded in the first quarter of fiscal 2006 of $75,117.

(s) Prior Year Restatement of Cash Flow Statement

In its prior year financial statements, the Company restated its Statement of Cash Flows for fiscal 2003 to reflect the gross cash receipts and disbursements for the Bank’s loans, real estate sales, investment in FHLB stock and notes payable transactions as required by SFAS 95, “Statement of Cash Flows.” The changes resulted in increased use of cash from operations of $10.7 million. Cash flow used in investing activities decreased $8.9 million. Cash flow from financing activities was increased by $1.8 million.

The effect of the revised presentation of cash flows from operating activities, cash flows from investing activities and cash flows from financing activities are presented below:

	Fiscal 2003
(in thousands)	Restated Amount	Previously Reported
Cash flow from operating activities	$(33,932)	$(23,216)
Cash flow from investing activities	(22,203)	(31,129)
Cash flow from financing activities	106,064	104,274

Net changes in cash	$49,929	$49,929

(t) Restatement for SFAS No. 133

In fiscal 2005, SWS determined that its initial and periodic computation of the fair value of the embedded equity options in the DARTSSM obligation was incorrect. SWS erroneously calculated the value of the purchased put option component in the embedded equity collar as a purchased call option. The result of this accounting error was an overstatement of the DARTSSM obligation in the balance sheet and an understatement of income in fiscal 2001 through fiscal 2004. Because the DARTSSM obligation was overstated by $4.8 million at the beginning of fiscal 2005, SWS recorded $4.8 million in gain on the maturity of the DARTSSM obligation in the first quarter of fiscal 2005 that should have been recorded in previous years. Consequently, SWS restated its results for the first quarter of fiscal 2005 to eliminate the impact of the gain. SWS also restated its prior year financial statements to reflect the proper valuation of the embedded option. This restatement increased net income by $135,000 and $616,000, respectively, in fiscal 2004 and 2003.

The effect of the revised presentation of the Statement of Financial Condition, the Statement of Income and Comprehensive Income, Statement of Stockholder’s Equity and the Statement of Cash Flows are presented below:

	Fiscal 2004
(in thousands)	Restated Amount	Previously Reported
Statement of Financial Condition:
Other assets	$57,844	$59,536
Total assets	4,740,958	4,742,650
Exchangeable subordinated notes	3,769	8,604
Total liabilities	4,487,780	4,492,615
Retained earnings	425	(2,718)
Total stockholders’ equity	250,782	247,639
Total liabilities and stockholders’ equity	4,740,958	4,742,650

	Fiscal 2004		Fiscal 2003
(in thousands)	Restated Amount	Previously Reported	Restated Amount	Previously Reported
Statements of Income and Comprehensive Income:
Other expenses	$44,929	$45,136	$36,137	$37,084
Total expenses	271,516	271,723	263,775	264,722
Income before income tax expense and minority interest in consolidated subsidiaries	9,499	9,292	5,962	5,015
Income tax expense	5,627	5,555	1,372	1,041
Income before minority interest in consolidated subsidiaries	3,872	3,737	4,590	3,974
Income before extraordinary item	2,845	2,710	3,039	2,423
Net income	2,845	2,710	3,484	2,868
Comprehensive income	3,005	2,870	4,685	4,069
Earnings per share-basic
Income before extraordinary item	0.17	0.16	0.17	0.14
Net income	0.17	0.16	0.20	0.17
Earnings per share-diluted
Income before extraordinary item	0.16	0.16	0.17	0.14
Net income	0.16	0.16	0.20	0.17
Statements of Stockholders’ Equity:
Balance at June	252,781	249,773	257,677	255,285
Net income	2,845	2,710	3,484	2,868
Balance at June	250,782	247,639	252,781	249,773
Statement of Cash Flows:
Net income	2,845	2,710	3,484	2,868
Deferred income tax benefit (expense)	2,752	2,681	3,473	3,142
Reclassification from other comprehensive income under SFAS No. 133	(221)	(14)	(926)	21

(u) Other Comprehensive Income (Loss)

Net holding gains and losses represent the unrealized holding gains and losses on marketable equity securities available for sale (Knight Trading Group, Inc. (“Knight”) through June 30, 2005 and U.S. Home Systems, Inc. (“USHS”) for all of fiscal 2005) and on the assets held under the 2005 Deferred Compensation Plan (excluding holdings in SWS common stock which are carried at cost.) Reclassification for hedging activities represents the change in the fair value of the Knight shares that is reclassified into earnings under the provision of SFAS No. 133 for fair value hedges. The Reclassification for delivery of Knight shares in settlement of DARTSSM obligation represents the release of the gain on the Knight shares previously accumulated in other comprehensive income upon delivery of the Knight shares. (See Note 19 Exchangeable Subordinated Notes)

(v) Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the current year presentation.

2. DISPOSAL ACTIVITY

In October 2004, SWS closed its May Financial office in Brighton, Michigan. As a result, SWS recorded approximately $553,000 in disposal costs in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Approximately $213,000 represents leasehold improvements write-offs, $70,000 represents costs associated with the termination of contracts, $58,000 represents severance and related payroll costs paid to the 22 terminated employees, and $212,000 represents lease impairment costs. As of February 2, 2005, this space has been subleased under terms similar to the original lease.

3. ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 24, 2005, SWS had U.S. Treasury securities with a market value of approximately $25,620,000, reverse repurchase agreements of approximately $140,696,000 and related cash and accrued interest of approximately

$164,472,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $141,720,000. SWS had no positions in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 24, 2005.

At June 25, 2004, SWS had U.S. Treasury securities with a market value of approximately $95,439,000, reverse repurchase agreements of approximately $99,026,000 and related cash and accrued interest of approximately $172,605,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $100,555,000. SWS had no positions in special reserve bank accounts for the PAIB at June 25, 2004.

4. MARKETABLE EQUITY SECURITIES

The “specific identification” method is used to determine the cost of marketable securities sold. SWS’ shares of Knight and USHS common stock are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at June 24, 2005 and June 25, 2004 (dollars in thousands):

	Shares Held	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 24, 2005
USHS	457,154	$2,018	$190	—	$2,208

Marketable equity securities		$2,018	$190	—	$2,208

June 25, 2004
Knight	373,550	$(14,963)	$18,732	—	$3,769
USHS	457,154	2,018	1,251	—	3,269

Marketable equity securities		$(12,945)	$19,983	—	$7,038

In 2001, the Bank sold its interest in its minority-owned subsidiary First Consumer Credit, LLC (“First Consumer”), receiving $1,050,000 and approximately 366,000 common shares of USHS, a company publicly traded on NASDAQ. The shares of USHS were paid to SWS Group as a dividend and were recorded at fair market value. Under the terms of the sales agreement, an additional 91,431 shares of USHS stock were held in escrow provided no material contingencies related to the operations of First Consumer were discovered. During the second quarter of fiscal 2004, the Bank received the additional 91,431 shares of the common stock of USHS. The Bank paid the shares to SWS Group in the form of a dividend. The shares were recorded at fair market value resulting in a gain of $1,082,000 (after tax gain of $703,000).

SWS acquired the Knight shares as an original investor in the predecessor entity to Knight, Roundtable Partners LLC, (“Roundtable”). This ownership interest was converted to shares of Knight stock prior to the initial public offering of Knight stock in 1998. The original cost basis in the Knight shares is the carryover basis of the ownership interest in Roundtable and is equal to approximately $0.13 per share of Knight. The cost basis was adjusted due to the effects of applying SFAS No. 133.

All of the Knight shares held at June 25, 2004 were hedged by the embedded equity option included in the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSSM (or “Derivative Adjustable Ratio SecuritiesSM”) and subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The DARTSSM matured on June 30, 2004, in fiscal 2005. To satisfy the obligation at maturity, SWS delivered its remaining 373,550 shares of Knight stock to the DARTSSM holders. See Note 19. There were no sales of Knight stock during the fiscal year ended June 25, 2004.

5. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 24, 2005 and June 25, 2004, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2005	2004
Receivable:
Securities failed to deliver	$21,459	$25,214
Securities borrowed	2,768,922	3,053,926
Correspondent broker/dealers	39,940	16,397
Clearing organizations	8,196	6,085
Other	16,779	5,665

	$2,855,296	$3,107,287

Payable:
Securities failed to receive	$42,916	$46,788
Securities loaned	2,688,266	2,962,133
Correspondent broker/dealers	14,064	18,351
Other	9,830	23,476

	$2,755,076	$3,050,748

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

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS has received collateral of $2,768,921,000 under securities lending agreements, of which SWS had repledged $2,655,647,000 at June 24, 2005. At June 25, 2004, SWS had collateral of $3,053,813,000 under securities lending agreements, of which SWS had repledged $2,927,311,000.

6. RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $1,347,000 and $2,130,000, respectively, at June 24, 2005 and $959,000 and $2,072,000, respectively, at June 25, 2004. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $537,283,000 and $596,769,000 at June 24, 2005 and June 25, 2004, respectively. During fiscal year 2005, the interest rates paid on these balances ranged from 0.4% to 2.1%. The weighted average interest rate paid was 1.16% in fiscal 2005 and 0.4% in fiscal 2004.

SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations included in Other Expense in the Consolidated Statement of Income and Comprehensive Income. At June 24, 2005 and June 25, 2004, all unsecured customer receivables had been provided for in this allowance.

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

Loans receivable at June 30, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
First mortgage loans (principally conventional):
Real estate	$308,517	$245,292
Construction	135,444	112,016

	443,961	357,308

Consumer and other loans:
Commercial	51,312	37,427
Other	109,125	78,241

	160,437	115,668

Factored receivables	7,803	6,415

	612,201	479,391
Unearned income	(12,894)	(11,791)
Allowance for probable loan losses	(7,450)	(4,643)

	$591,857	$462,957

Impairment of loans with a recorded investment of approximately $4,949,000 and $4,646,000 at June 30, 2005 and 2004, respectively, has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. The average recorded investment in impaired loans was approximately $5,951,000 during fiscal 2005 and $7,692,000 during fiscal 2004. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $474,000 and $440,000 at June 30, 2005 and 2004, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in 2005 and 2004.

An analysis of the allowance for probable loan losses for the years ended June 30, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Balance at beginning of year	$4,643	$4,421	$4,758
Provision for loan losses	6,399	3,440	3,516
Loans charged to the allowance, net	(3,592)	(3,218)	(3,853)

Balance at end of year	$7,450	$4,643	$4,421

8. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 24, 2005 and June 25, 2004, which are carried at market value, include the following (in thousands):

	2005	2004
Securities owned:
Corporate equity securities	$7,423	$12,451
Municipal obligations	32,894	28,904
U.S. Government and Government agency obligations	30,079	27,330
Corporate obligations	88,877	56,984
Other	7,845	10,530

	$167,118	$136,199

	2005	2004
Securities sold, not yet purchased:
Corporate equity securities	$3,121	$2,949
Municipal obligations	277	509
U.S. Government and Government agency obligations	43,933	16,139
Corporate obligations	58,451	68,894
Other	381	466

	$106,163	$88,957

Certain of the above securities have been pledged to secure short-term borrowings (Note 13) and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $4,669,000 and $4,339,000 at June 24, 2005 and June 25, 2004, respectively. Additionally, at June 24, 2005 and June 25, 2004, SWS had pledged firm securities valued at $130,000 and $377,000, respectively, in conjunction with securities lending activities.

9. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At June 24, 2005, SWS held reverse repurchase agreements totaling $28,890,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $28,885,000. At June 25, 2004, SWS held reverse repurchase agreements totaling $4,909,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $4,886,000.

10. INVESTMENTS

In 1993, SWS became a part owner of Comprehensive Software Systems, Inc. (“CSS”), a software development company formed to develop a new brokerage front and back office system. SWS initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments, our ownership in CSS increased to 25.08% in fiscal 2002. Consequently, SWS implemented the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” SWS was the first company, and to date the only company, to fully implement the CSS system. SWS completed its installation of the system in September 2002. At June 28, 2002, SWS determined that the investment in CSS and its related goodwill were fully impaired based on an analysis of the projected cash flow from the investment.

To facilitate the continued enhancement of the CSS system, SWS entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000 under a note bearing interest at 6% per annum. In December 2003, SWS agreed to an additional equity investment of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in equal quarterly installments (two purchases totaling approximately $1,443,000 were made in fiscals 2004 and 2005) and ultimately resulted in increasing our position in CSS to 30.22%. In January 2005, SWS forgave the $3.5 million loan made in fiscal 2003, converting it to an equity contribution. These investments were made to insure the continued operation of CSS while development of needed enhancements to the system were built.

In January 2005, SWS did not participate in CSS’ equity offering because SWS is no longer dependent on CSS for enhancements to the system. SWS has developed many of the functions needed to run the CSS system in-house. See Note 12. Subsequent to the equity offering in January 2005, SWS owned 13.7% of CSS. Because no additional investments were made in CSS in the last half of fiscal 2005, SWS did not record any equity in losses of CSS. As of June 24, 2005, there is no recorded equity investment in CSS.

SWS’ share of the undistributed losses of CSS for the fiscal years 2005 and 2004 were $2,276,000 and $3,380,000, respectively. Based on SWS’ percentage of ownership, its pro-rata share of CSS’ losses was greater than the $1,443,000 and $3,318,000 invested during fiscal years 2005 and 2004, respectively, by $833,000 and $62,000, respectively. From inception of the loans to date, SWS’ pro-rata percentage of losses of $7,733,000 was greater than the $6,386,000 loaned and invested by $1,347,000. As a result, there is no recorded equity investment or loan receivable from CSS at June 24, 2005 or June 25, 2004.

Summarized financial information of CSS is as follows (in thousands):

	2005	2004	2003
Total assets	$7,719	$7,235	$7,871

Total liabilities	$4,273	$11,360	$8,775

Shareholders’ equity	$3,446	$(4,125)	$(904)

Total revenues	$4,973	$4,789	$4,162

Net loss	$(9,057)	$(12,789)	$(16,526)

SWS has three other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5 million. As of June 24, 2005, SWS had contributed $3.5 million from inception to date. During fiscal 2005, SWS recorded income of $1,197,000 related to this investment. During fiscal 2004, SWS recorded losses of $1,290,000 related to this investment.

With respect to SWS’ two remaining equity investments, one was sold resulting in a gain of $160,000 in fiscal 2005. The remaining equity investment had total losses of $5,000 and $4,800 for the years ended June 24, 2005 and June 25, 2004, respectively.

The FASB issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003 and the revised version, FIN No. 46R, in December 2003. Upon review of its investments, SWS determined that it has one Variable Interest Entity (“VIE”), as defined by FIN No. 46R, that should be consolidated. This entity is consolidated at the Bank level through FSB Development. In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. The Bank has established a $2.4 million line of credit with this limited partnership. If drawn this line bears a rate of prime plus 1%. At June 30, 2005, $1.4 million was outstanding on this line of credit. The line allows the limited partnership to purchase the land to be used in the development and is payable on May 10, 2006. For the year ended June 30, 2005, the Bank consolidated $1.9 million in assets and $31,000 in net losses, respectively, for this investment.

FSB Development had a limited partnership interest of $1.0 million in a land development limited partnership at December 2004. FSB Development’s interest in the limited partnership was sold on February 3, 2005 for $1,125,000, resulting in a gain of $223,000. The Bank recorded $94,000 in net losses for the nine months ended March 24, 2005. The Bank has also loaned this limited partnership $3.0 million with an interest rate of prime plus 1% payable on December 17, 2005 to allow the limited partnership to purchase the land and finance the second phase of the development.

SWS also has an investment in Archipelago Holdings, L.L.C., an electronic stock exchange, (“Archipelago”), recorded at its cost of zero. During the second quarter of fiscal 2004, SWS tendered half of its stake in Archipelago, or 303,456 shares of Archipelago common stock, for cash. SWS recognized a gain of $903,000 (after-tax gain of $587,000). After the tender, SWS owned 303,456 shares of Archipelago. In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock. SWS sold 23,714 shares at $10.695, yielding a gain of $254,000 in the offering. On May 24, 2005, SWS sold 20,000 shares at an average price of $32.97 for a gain of $659,000. After giving effect to these transactions, SWS owns 23,721 shares of Archipelago stock. This stock is included in securities owned and marked to market and was subject to a lockup provision which ended February 19, 2005. See Note 8.

Southwest Securities has been a member of the NYSE since 1972 and as such owns one seat on the NYSE carried at a cost of $230,000.

11. IMPAIRMENT OF LONG-LIVED ASSETS

SWS recorded leasehold impairment charges of $213,000 in fiscal 2005 representing write-offs of leasehold improvements at the May Financial office in Brighton, Michigan. See Note 2.

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

12. SOFTWARE DEVELOPMENT

SWS was part of a development team that worked with CSS to design and test CSS’s new brokerage front and back office system. The implementation was completed in September 2002. In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” all costs associated with the initial implementation of the system were expensed due to the pilot nature of the product. Because the product has been developed, is operating in a production environment and has proven its stability, and SWS has chosen to continue to use this product as its main source of brokerage front and back office automation, SWS capitalized approximately $380,000 of software development up-grade costs associated with the CSS technology platform for fiscal 2004. These capitalized costs are primarily labor related and are depreciated over a three-year period which began in the fourth quarter of 2003. No amounts were capitalized during fiscal 2005.

13. SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At June 24, 2005, the amount outstanding under these secured arrangements was $63,400,000, which was collateralized by securities held for firm accounts valued at $88,488,000. There were no borrowings under these arrangements at June 25, 2004.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At June 24, 2005 and June 25, 2004, the total amount available for borrowings was $16,893,000 and $16,750,000. At June 24, 2005, $5,000,000 was outstanding on this line. There were no amounts outstanding on this line at June 25, 2004.

SWS has an irrevocable letter of credit agreement aggregating $49,000,000 and $40,000,000 at June 24, 2005 and June 25, 2004, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $66,974,000 and $64,664,000 at June 24, 2005 and June 25, 2004, respectively. SWS also has unsecured letters of credit, aggregating $2,250,000 at both June 24, 2005 and June 25, 2004, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually. At June 24, 2005 and June 25, 2004, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker in the amount of $857,000 and $1,000,000, respectively. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to using customer securities to finance bank loans, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At June 24, 2005, approximately $469,399,000 of client securities under customer margin loans was available to be repledged, of which SWS had pledged $32,156,000 under securities loan agreements. At June 25, 2004, $541,506,000 of client securities under customer margin loans are available to be pledged, of which SWS has pledged $34,374,000 under securities loan agreements.

14. DEPOSITS

Bank deposits at June 30, 2005 and 2004 are summarized as follows (dollars in thousands):

	2005		2004
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$34,504	5.9%	$24,972	5.0%
Interest bearing demand accounts	48,524	8.2	49,783	9.9
Savings accounts	359,520	61.1	295,253	58.9
Limited access money market accounts	19,172	3.3	18,620	3.7
Certificates of deposit, less than $100,000	67,704	11.5	82,041	16.4
Certificates of deposit, $100,000 and greater	58,554	10.0	30,425	6.1

	$587,978	100.0%	$501,094	100.0%

The weighted average interest rate on deposits was approximately 2.92% and 1.63% at June 30, 2005 and 2004, respectively.

At June 30, 2005, scheduled maturities of certificates of deposit were as follows (in thousands):

	2006	2007	2008	Thereafter	Total
Certificates of deposit, less than $100,000	$48,263	$9,381	$3,442	$6,618	$67,704
Certificates of deposit, $100,000 and greater	51,705	1,795	1,132	3,922	58,554

	$99,968	$11,176	$4,574	$10,540	$126,258

15. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at June 24, 2005 were $8,061,000. At June 25, 2004, SWS had no repurchase agreements.

16. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2005 and 2004, advances from the FHLB were due as follows (in thousands):

	2005	2004
Maturity:
Due within one year	$58,731	$1,586
Due within two years	12,487	1,239
Due within five years	6,556	16,222
Due within seven years	3,787	908
Due within ten years	4,746	6,298
Due within twenty years	7,232	10,323

	$93,539	$36,576

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8% are collateralized by approximately $170 million of collateral value (as defined) in qualifying first mortgage loans at June 30, 2005 (calculated at March 31, 2005). At June 30, 2004 (calculated at March 31, 2004), advances with interest rates from 2% to 8% were collateralized by approximately $84 million of collateral value in qualifying first mortgages.

17. INCOME TAXES

Income tax expense for the years ended June 24, 2005, June 25, 2004 and June 27, 2003 (effective rate of 34.6% in 2005, 59.2% in 2004 and 23.0% in 2003) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in 2005, 2004 and 2003) to income before income taxes and minority interest in consolidated subsidiaries and is comprised of the following (in thousands):

	2005	2004 Restated (see Note 1(t))	2003 Restated (see Note 1(t))
Income tax expense at the statutory rate	$17,118	$3,324	$2,086
Tax exempt interest	(299)	(416)	(495)
Minority interest in consolidated subsidiaries	(226)	(360)	(542)
Reserve for tax impact of non-deductible civil money penalty (*)	—	2,800	—
Other, net	339	279	323

	$16,932	$5,627	$1,372

(*)	The Reserve for tax impact of non-deductible civil money penalty consists of the $8 million civil money penalty, at 35% or $2,800, discussed in Note 23 and “Legal Proceedings.” $8 million of the total $10 million fine is a permanently excluded item for income tax purposes.

Income taxes as set forth in the consolidated statements of income and comprehensive income consisted of the following components (in thousands):

	2005	2004 Restated (see Note 1(t))	2003 Restated (see Note 1(t))
Federal – current	$19,533	$2,763	$(2,178)
Federal – deferred	(2,960)	2,752	3,473
State – current	359	112	77

Total income tax expense	$16,932	$5,627	$1,372

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 24, 2005 and June 25, 2004 are presented below (in thousands):

	2005	2004 Restated (see Note 1(t))
Deferred tax assets:
Expenses for book, not deductible until paid	$8,297	$6,870
Depreciation at rates different for tax than for financial reporting	1,232	723
Gain on sale of loans deferred for book	547	438
Impairment of fixed assets and leasehold improvements	1,753	1,833
Undistributed loss, amortization and impairment of CSS investment and related goodwill	4,033	4,753
Allowance for probable loan losses in excess of tax reserve	1,678	1,362
Investment in LLCs	539	164
Other	1,086	1,920

Total gross deferred tax assets	$19,165	$18,063

	2005	2004 Restated (see Note 1(t))
Deferred tax liabilities:
Unrealized holding gain on marketable equity securities	(66)	(8,391)
Extraordinary gain	(239)	(239)
Other	(653)	(784)

Total gross deferred tax liabilities	(958)	(9,414)

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$18,207	$8,649

As a result of SWS’ history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that SWS will realize the benefit of the deferred tax assets.

18. BANK BORROWINGS

In June 2005, the Bank entered into an agreement with a bank for the availability of a $20.0 million unsecured line of credit for the purchase of federal funds. The line bears interest at a rate equal to the rate of interest of federal funds plus 0.25%. The line is being used by the Bank to support short-term liquidity needs and expires on May 31, 2006. At June 30, 2005, there were no amounts outstanding on this line of credit.

On June 8, 2005, FSB Financial obtained a secured line of credit from a bank in the amount of $75 million. At June 30, 2005, $35.3 million was outstanding on this line of credit. The note related to this line of credit matures on June 7, 2008. Interest is paid on a monthly basis at a rate of 30-day LIBOR plus a variable rate that is determined by the status of certain financial ratios at the time of the advance. At June 30, 2005 the interest rate was 5.38%. This line of credit contains certain restrictive covenants that, among other things, limit the ability of FSB Financial to incur indebtedness, engage in transactions with affiliates, create liens, engage in mergers and consolidations, and sell collateral. The line of credit also requires FSB Financial to maintain certain financial ratios. The Bank was in compliance with all covenants and provisions of the agreement at June 30, 2005. This line of credit is secured by automobile loans totaling $43.3 million.

The $75 million line of credit noted above replaced a line of credit obtained on February 3, 2004 from another bank. The $10 million initial amount of this first line of credit had been increased to $15 million in December 2004 and was to have matured on February 1, 2006. Interest was paid monthly at a rate of prime plus 0.75%. In June 2005, the $10 million outstanding on this first line of credit was paid off. At the end of the prior fiscal year, $10 million was outstanding on this line of credit.

FSB Financial also has a line of credit with its parent Bank. The total credit line is $46 million of which FSB Financial has drawn $37.25 million. $11.85 million is provided by participations from third parties. As of June 8, 2005, the loan bears interest at 30-day LIBOR plus 2.25% and matures March 27, 2006. From January 1, 2005 to June 7, 2005, the loan bore interest at prime plus 0.75%. Prior to January 1, 2005, the loan bore interest at prime plus 1.5%. SWS Group guarantees $10 million of this credit line to the Bank. See Note 23. The portion of the credit line from the Bank to FSB Financial is eliminated in consolidation.

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of SWS’ management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matured on May 7, 2005. Interest was paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate was not to be more than 18%. The terms of the loan were no more favorable to the lenders than the terms of similar contemporaneous loans made available by non-affiliated lenders. This note was repaid on June 8, 2005 and financed through an unsecured subordinated note bearing interest at prime plus 100 bps that matures on June 8, 2008 with SWS Group, which is in accordance with the terms of FSB Financial’s bank loan and is eliminated in consolidation. At the end of the prior fiscal year, $5 million was outstanding on the CN 2003 Partners loan.

19. EXCHANGEABLE SUBORDINATED NOTES

Issuance and Repurchase. On June 16, 1999, SWS issued $50 million Notes consisting of 882,028 DARTSSM. In July 1999, SWS issued an additional $7.5 million of the Notes (132,304 DARTSSM) as the underwriters exercised their over-allotment option. The embedded equity option in these Notes was designated as a hedge of 1,014,332 shares of Knight common stock. At maturity, these Notes were exchangeable into shares of Knight common stock or cash at the discretion of SWS. The number of Knight common stock shares to be delivered at maturity is equal to:

1)	0.8333 shares of Knight common stock for each DARTSSM if the price of Knight common stock at maturity is greater than or equal to $68.03;

2)	if the maturity price is less than $68.03 but greater than $56.6875, a fractional share of Knight common stock equal to $56.6875 divided by the price at the maturity date; or

3)	one share of Knight common stock if the maturity price is below $56.6875.

Consequently, since the price of Knight common stock at maturity was less than $56.6875, SWS issued one share of common stock of Knight for each DARTSSM at maturity.

In December 2000, SWS purchased 640,782 DARTSSM in the open market for approximately $17 million, or approximately 63% of its outstanding DARTSSM. These obligations were retired. SWS reduced the DARTSSM liability by approximately $17 million as a result of the repurchase in fiscal 2001. There was no material gain or loss recorded on the repurchase of the DARTSSM.

The DARTSSM were subordinated and unsecured general debts of SWS and subordinated to all existing and future indebtedness of SWS and all liabilities of SWS’ subsidiaries. The DARTSSM ranked equal to future debt for money borrowed that was not designated as senior to the DARTSSM and future debt that was exchangeable for capital stock.

Legal and accounting fees, printing costs and other expenses associated with the issuance of the DARTSSM of approximately $2 million were being amortized on the straight-line method over the term of the bonds. Approximately $900,000 of debt issue costs were written off in conjunction with the repurchase in December 2000. There was no amortization expense in fiscal 2005, and amortization expense of $151,000 in fiscal 2004 was charged to operations.

At June 25, 2004, 373,550 DARTSSM with a face value of $21.2 million remained outstanding. The 5% interest payments paid quarterly in arrears on March 31, June 30, September 30, and December 31, commenced September 30, 1999. Interest expense was approximately $15,000 in fiscal 2005 and $1.1 million in both fiscal 2004 and 2003 on the DARTSSM. Accrued interest at June 25, 2004 totaled $265,000.

The DARTSSM matured June 30, 2004, at which time SWS delivered 373,550 shares of Knight stock to the DARTSSM holders in satisfaction of SWS’ obligation in accordance with the terms of the governing agreements. Delivery of the Knight shares upon maturity of this obligation resulted in a gain of $18,732,000, equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the issuance date of the DARTSSM (i.e. the hedging date).

SFAS No. 133. SFAS No. 133 was applicable to the Notes. SFAS No. 133 also requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account on the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the fiscal years ended June 24, 2005 and June 25, 2004 (in thousands):

	2005	2004 Restated (see Note 1(t))
Balance at beginning of fiscal year	$3,769	$2,656
Change in value of embedded derivative	(26)	1,113
Maturity of the DARTSSM	(3,743)	—

Balance at end of fiscal year	$—	$3,769

The 373,550 DARTSSM outstanding at June 25, 2004 were hedging the 373,550 shares of Knight stock. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For fiscal 2005, 2004 and 2003, the change in the time value of the embedded equity option in the DARTSSM was immaterial to the consolidated financial statements.

In fiscal 2004 and 2003, SWS reclassified gains of $867,000 and $310,000, respectively, net of tax of $467,000 and $167,000, respectively, from other comprehensive income to earnings to record the change in value of the hedged Knight shares.

20. REGULATORY CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 24, 2005, Southwest Securities had net capital of $108,054,000, or approximately 23% of aggregate debit balances, which is $98,536,000 in excess of its minimum net capital requirement of $9,518,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 24, 2005, Southwest Securities had net capital of $84,259,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At June 24, 2005, the net capital and excess net capital of SWS Financial was $1,026,000 and $776,000, respectively.

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2005 and 2004, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005:
Total capital (to risk weighted assets)	$69,874	10.6%	$52,817	8.0%	$66,021	10.0%
Tier I capital (to risk weighted assets)	62,425	9.5	26,409	4.0	39,613	6.0
Tier I capital (to adjusted total assets)	62,425	7.8	32,198	4.0	40,247	5.0

June 30, 2004:
Total capital (to risk weighted assets)	$61,416	12.1%	$40,625	8.0%	$50,781	10.0%
Tier I capital (to risk weighted assets)	58,483	11.5	20,312	4.0	30,469	6.0
Tier I capital (to adjusted total assets)	58,483	9.5	24,657	4.0	30,821	5.0

21. EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan. SWS has a defined contribution profit sharing/401(k) plan covering substantially all employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at SWS’ discretion. There was no profit sharing expense in fiscal 2005, 2004 or 2003. Under the 401(k) portion of the plan SWS provides a match of up to 4% of eligible compensation. SWS’ matching contributions vest immediately and the expense totaled approximately $2,314,000, $2,324,000 and $2,278,000 in fiscal 2005, 2004 and 2003, respectively.

Deferred Compensation Plan. In July 1999, SWS implemented a Deferred Compensation Plan (the “1999 Plan”) for eligible officers and employees to defer a portion of their bonus compensation and commissions. The stockholders approved the amended and restated 1999 Plan at the November 12, 2003 annual meeting. On November 10, 2004, the shareholders of SWS Group approved the 2005 Deferred Compensation Plan (the “2005 Plan”), the effective date of which was January 1, 2005. With the approval of the 2005 Plan, no future deferrals may be made pursuant to the 1999 Plan after the effective date; however, any amounts previously deferred will be paid in accordance with the terms of the 1999 Plan. The 2005 Plan was designed to comply with the American Jobs Creation Act of 2004, passed October 11, 2004, while continuing to allow eligible officers and employees to defer a portion of certain compensation. Contributions to the 2005 Plan, and previously the 1999 Plan, consist of employee pre-tax contributions and SWS’ matching contributions up to a specified limit.

The assets of the 2005 Plan include investments in SWS Group, Westwood Holdings Group, Inc. (“Westwood”), and company owned life insurance (“COLI”). Investments in SWS Group stock continue to be carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statement of financial condition. Investments in Westwood stock continue to be carried at market value and recorded as securities owned. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition. As of December 31, 2004, all investments in the 1999 Plan were dissolved, except for the investments in SWS Group and Westwood stock. Proceeds from the liquidation, the market value of the mutual funds on December 31, 2004, were invested in COLI.

For the fiscal year ended June 24, 2005, approximately $7,128,000 was invested in the 2005 Plan. The fair value of SWS’ common stock and Westwood stock at June 24, 2005 was $1,380,000 and $164,000, respectively. The cash surrender value of COLI at June 24, 2005 was $5,583,000. Funds totaling $1,432,000 were invested in 83,396 shares of SWS’ common stock, with the remainder invested in Westwood stock and COLI as of June 24, 2005. Approximately $1,259,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the 2005 Plan in fiscal year 2005. The trustee of the 2005 Plan is Wilmington Trust Company.

For the fiscal year ended June 25, 2004, approximately $7,060,000 was invested in the 1999 Plan. The fair value of the 1999 Plan assets was $6,394,000 at June 25, 2004. At June 25, 2004, funds totaling $1,533,000 were invested in 86,258 shares of SWS’ common stock, with the remainder invested in mutual funds. Approximately $1,458,000 and $1,411,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the 1999 Plan in fiscal years 2004 and 2003, respectively.

The trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 15,351 shares during the year ended June 24, 2005 at a cost of $247,000, or $16.10 per share. During the year ended June 25, 2004, 10,996 shares were purchased at a cost of $208,000, or $18.93 per share. During the year ended June 24, 2005, 18,213 shares were sold or distributed pursuant to the plan. 10,751 shares were distributed pursuant to the plan during the year ended June 25, 2004.

Stock Option Plan. At June 24, 2005, SWS had two stock option plans, SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS Group’s common stock for issuance to eligible officers, directors and employees of SWS Group or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. On June 7, 2005, the vesting of all outstanding options was accelerated to 100% upon approval by the Board of Directors. See Note 1(m). However, options granted to non-employee directors under the 1996 Plan are fully vested six months after the grant and have a five-year term.

A summary of the status of SWS’ outstanding stock options as of June 24, 2005, June 25, 2004 and June 27, 2003 is presented below:

	2005		2004		2003
	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	1,607,497	$18.32	1,812,531	$18.22	1,688,176	$19.16
Granted	2,500	13.41	8,000	17.43	398,140	13.48
Exercised	(159,796)	14.27	(109,446)	13.81	(106,293)	13.24
Forfeited	(101,183)	19.75	(103,588)	21.19	(167,492)	19.61

Outstanding, end of period	1,349,018	$18.68	1,607,497	$18.32	1,812,531	$18.22

Exercisable, end of period	1,349,018		1,093,520		935,273

Weighted-average fair value of options granted during fiscal year	$5.96		$4.35		$5.26

The following table summarizes information for the stock options outstanding at June 24, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$10.08 - $13.44	380,106	5.99	$13.13	380,106	$13.13
$13.45 - $16.80	371,666	5.12	$15.09	371,666	$15.09
$16.81 - $20.16	11,463	6.08	$18.94	11,463	$18.94
$20.17 - $ 23.52	323,055	5.00	$23.29	323,055	$23.29
$23.53 - $ 26.88	255,295	4.16	$26.05	255,295	$26.05
$26.89 - $ 30.25	7,433	4.84	$28.32	7,433	$28.32

	1,349,018	5.16	$18.68	1,349,018	$18.68

Restricted Stock Plan. On November 12, 2003, the stockholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 500,000 shares of SWS Group’s common stock to SWS’ directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors; in general, restricted stock granted under the Restricted Stock Plan is fully vested after three years.

On November 12, 2003, the Board of Directors approved grants to various officers and employees totaling 44,729 shares under the Restricted Stock Plan at a price of $20.33. On August 18, 2004, a second grant was approved totaling 65,950 shares at a price of $13.85. As a result of these grants, SWS recorded deferred compensation of approximately $1,823,000. For the years ended June 24, 2005 and June 25, 2004, SWS has recognized compensation expense of approximately $546,000 and $189,000, respectively.

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

At June 24, 2005, the total number of shares outstanding was 89,201 and the total number of securities available for future grants was 396,963.

As a result of the adoption of SFAS No. 123R on June 25, 2005, SWS will record a cumulative effect of accounting change in the first quarter of fiscal 2006 of $75,117.

22. EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations, is as follows (in thousands, except share and per share amounts):

	2005	2004 Restated (see Note 1(t))	2003 Restated (see Note 1(t))
Income before extraordinary item	$31,332	$2,845	$3,039
Extraordinary item, net of tax	—	—	445

Net income	$31,332	$2,845	$3,484

Weighted average shares outstanding – basic	17,212,587	17,102,149	17,016,058
Effect of dilutive securities:
Assumed exercise of stock options	96,762	148,278	46,517
Restricted stock	87,997	27,608	—

Weighted average shares outstanding – diluted	17,397,346	17,278,035	17,062,575

Earnings per share – basic
Income before extraordinary item	$1.82	$0.17	$0.17
Extraordinary item, net of tax	—	—	0.03

Net income	$1.82	$0.17	$0.20

Earnings per share – diluted
Income before extraordinary item	$1.80	$0.16	$0.17
Extraordinary item, net of tax	—	—	0.03

Net income	$1.80	$0.16	$0.20

At June 24, 2005 and June 25, 2004, there were approximately 1.3 million and 1.6 million options, respectively, outstanding under SWS’ stock option plans, see Note 21. As of June 24, 2005 and June 25, 2004 approximately 198,000 and 219,000, respectively, outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted.

23. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Leases: SWS leases its offices under noncancelable operating lease agreements. During fiscal years 2005, 2004 and 2003, SWS entered into various noncancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for facilities and equipment leases for fiscal years 2005, 2004 and 2003 aggregated approximately $9,277,000, $10,786,000 and $17,278,000, respectively.

The future rental payments for the noncancelable operating and capital leases at June 24, 2005 are included in the table below (in thousands). Of the $24.2 million in lease commitments, approximately $5.5 million has been reserved for as impaired. The minimum lease payments shown below have been reduced by $3.0 million of minimum sublease rentals to be received in the future under non-cancelable subleases.

Operating
Year ending:
2006	$8,091
2007	6,883
2008	5,549
2009	1,435
2010	1,175
Thereafter	1,105

Total minimum lease payments	$24,238

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

Fraudulent Mortgages: During the first quarter of fiscal 2003, the Bank provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million, were sold twice by the mortgage bank and the Bank is not receiving payment on these loans. At this time, the likelihood of recovery from any of these sources cannot be estimated.

Venture Capital Fund: SWS has committed $5 million to invest in a limited partnership venture capital fund. As of June 24, 2005, SWS had contributed $3.5 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period.

Underwriting: Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at June 24, 2005 were $528,609,000 for public finance. Open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material adverse effect on the consolidated financial statements.

SEC/NYSE Mutual Fund Inquiry: In January 2005, Southwest Securities settled enforcement proceedings brought against it by the SEC and the NYSE alleging improper mutual fund trading and lack of appropriate record retention. In settlement of the actions, Southwest Securities agreed to pay a total of $10 million ($9.3 million after tax) which was fully reserved in fiscal 2004. Additionally, Southwest Securities agreed to engage an independent consultant to conduct a review of its supervisory, compliance and other policies and procedures designed to detect and prevent violations of federal securities law related to mutual fund late trading and making, keeping and preserving required books and records.

The consultant’s initial report contained an evaluation of preventative steps taken on Southwest Securities’ own initiative and recommended strengthening and modifying additional written procedures and reporting regimens. In August 2005, Southwest Securities accepted all of the consultant’s recommendations and has undertaken implementation. Southwest Securities anticipates all recommendations will be fully implemented by calendar year-end without significant expenditures.

NYSE Electronic Blue Sheet Reporting Inquiry: In the ordinary course of business, Southwest Securities receives and responds to requests from regulatory agencies (the SEC, the NYSE, the AMEX, etc.) for information regarding trading in specific securities. These requests are often made in connection with investigations of suspected insider trading. The responses are automated and are known as “blue sheets” or “electronic blue sheets.”

In July 2005, Southwest Securities was notified by the NYSE that it, along with a number of other NYSE members, had failed to provide accurate blue sheet responses (thereby impeding regulatory investigations) and would face fines, penalties and other sanctions. Southwest Securities understands that it is being criticized for failing to identify short sales, as distinguishable from sales.

On August 26, 2005 Southwest Securities received a demand from the NYSE requiring us to agree to a censure and a fine of $300,000. We are considering our course of action. This amount is accrued for in the consolidated statement of financial condition at June 24, 2005.

Guarantees. SWS implemented FIN No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5-Contingencies, SFAS No. 57-Related Party, and SFAS No. 107-Disclosure of Fair Value of Financial Instruments and Rescission of Financial Accounting Standards Board Interpretation No. 34,” effective for reporting periods ending after December 15, 2002. Implementation of this statement had no material impact on SWS’ financial condition or results of operations.

In March 2002, SWS issued a loan guarantee for FSB Financial for $10,000,000. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25,000,000, up to a maximum of $35,000,000. At June 30, 2005, the Bank had loaned $25,400,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $400,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements, as FIN No. 45 requires disclosure only of guarantees issued between parents and their subsidiaries.

In connection with the 2002 spin-off of SWS’ primary asset management subsidiary, Westwood, SWS agreed to indemnify the Westwood Group from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. SWS’ management believes that the resolution of the remaining issues associated with the Boykin Trust in bankruptcy will not have a material impact on the consolidated financial statements.

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $678,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

SWS is a member of an exchange and multiple clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. SWS’ maximum potential liability under these arrangements cannot be quantified. However, the potential for SWS to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

24. AFFILIATE TRANSACTIONS

SWS, through its principal subsidiary, Southwest Securities, provides accounting and administrative services for its subsidiaries and clears all customer transactions for SWS Financial.

Westwood Management serves as an investment manager for the assets discussed in Note 3. Westwood Trust acts as an agent on behalf of Southwest Securities in the direction of transactions related to these assets. For the fiscal year ended June 24, 2005, SWS expensed $261,000 for these services.

Clients and correspondents of SWS have the option to invest in an interest bearing checking account called Bank Insured Funds at the Bank. These funds are FDIC insured up to $100,000. At June 24, 2005, clients of Southwest Securities had invested $396,842,000 in these funds.

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of SWS’ management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matured on May 7, 2005. Interest was paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate was not to be more than 18%. The terms of the loan were no more favorable to the lenders than the terms of similar contemporaneous loans made by non-affiliated lenders. The proceeds of the loan were used by FSB Financial in the ordinary course of its business. This note was repaid on June 8, 2005.

25. FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

At June 30, 2005, the approximate amounts of these financial instruments were as follows (in thousands):

Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to fund loans	$215,504
Available credit	26,298
Standby letters of credit	678

$242,480

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn on, the total commitments do not necessarily represent future cash requirements. The Bank evaluates the customer’s credit-worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counter-party. The Bank has not incurred any significant losses on its commitments in the year ended June 30, 2005. Further, management believes the Bank will not incur material losses as a result of the commitments existing at June 24, 2005.

26. SEGMENT REPORTING

During fiscal years 2005, 2004 and 2003, SWS operated three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. Such segments are managed separately based on types of products and services offered and their related client bases. SWS evaluates the performance of its segments based primarily on income before income taxes and minority interest in consolidated subsidiaries.

Brokerage Group. The Brokerage Group is comprised of Southwest Securities, SWS Financial and Southwest Clearing. Southwest Securities provides correspondent clearing and execution services to securities broker/dealers, including SWS Financial and other financial institutions. Through its branch offices, clients gain access to Southwest Securities’ investment research. Southwest Securities also provides municipal finance and investment banking and underwriting services. SWS Financial contracts with independent registered representatives for the administration of their securities business.

May Financial was a registered broker/dealer that was acquired February 28, 2001 and was primarily involved in trading activities. As noted in Note 1, May Financial effectively withdrew from the NASD on November 1, 2004 was dissolved on December 31, 2004. The financial results of May Financial are included in the analysis through the second quarter of fiscal 2005 and for the entirety of fiscal 2004 and 2003.

Southwest Clearing became an active broker/dealer in October 2001, as SIPC transferred to Southwest Clearing the accounts of a Midwest NASD broker/dealer after the Midwest broker/dealer was found to be in violation of minimum net capital requirements. Southwest Clearing effectively withdrew from the NASD on December 4, 2003 and was dissolved in July 2004. As a result, the financial results of Southwest Clearing are included in the analysis for fiscal 2004 and 2003.

As noted in Note 1, Mydiscountbroker accounts were sold effective June 13, 2003 to Ameritrade. The financial results of Mydiscountbroker are included in the analysis for fiscal 2003. However, as the sale was effective on June 13, 2003, Mydiscountbroker’s statement of financial condition is not included in the consolidated statement of financial condition as of that date.

Asset Management Group. SWS Capital administers the LOGIC fund for cities, counties, schools and other local governments across Texas.

Banking Group. The Banking Group is composed of the Bank and its wholly and majority owned subsidiaries. The Bank is a thrift institution offering full-service, traditional banking. FSB Financial purchases non-prime automobile loans; and FSB Development develops single-family residential lots.

Other Consolidated Entities Group. The category “other consolidated entities” includes SWS Group and SWS Insurance. The twelve-month periods ending June 25, 2004 and June 27, 2003 include the balances of SWS Technologies. As SWS Technologies was dissolved in July 2004, the June 24, 2005 balances do not include balances from this entity. SWS Group is a holding company that owns various investments, including the investment in Knight through June 30, 2004 and USHS common stock. SWS Technologies was dissolved in July 2004. SWS Insurance facilitates the sale of insurance and annuities for customers of Southwest Securities and its correspondents. There are no material reconciling adjustments included in this category.

All accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 24, 2005

Net revenues from external sources	$260,764	$526	$63,201	$20,961	$345,452
Net intersegment revenues	(3,119)	—	3,602	(483)	—
Net interest revenue (expense)	36,054	—	47,400	(113)	83,341
Depreciation and amortization	5,385	4	753	1	6,143
Income before income taxes and minority interest in consolidated subsidiaries	15,640	45	19,865	13,359	48,909
Net income	8,965	25	13,755	8,587	31,332
Segment assets	3,794,895	610	810,887	24,752	4,631,144
Expenditures for long-lived assets	1,854	—	2,208	1	4,063

June 25, 2004 Restated (see Note 1(t))

Net revenues from external sources	$233,252	$985	$47,471	$(693)	$281,015
Net intersegment revenues	(3,048)	—	3,170	(122)	—
Net interest revenue (expense)	27,940	—	35,618	(1,011)	62,547
Depreciation and amortization	5,495	7	628	152	6,282
Income (loss) before income taxes and minority interest in consolidated subsidiaries	532	208	17,482	(8,723)	9,499
Net income (loss)	(3,267)	135	11,689	(5,712)	2,845
Segment assets	4,101,454	622	621,390	17,492	4,740,958
Expenditures for long-lived assets	5,153	2	1,581	(255)	6,481

June 27, 2003 Restated (see Note 1(t))

Net revenues from external sources	$220,165	$1,478	$48,003	$91	$269,737
Net intersegment revenues	377	—	(1,402)	1,025	—
Net interest revenue (expense)	25,666	—	32,507	(754)	57,419
Depreciation and amortization	4,344	7	592	207	5,150
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(1,349)	481	12,716	(5,886)	5,962
Net income (loss)	(761)	312	7,661	(3,728)	3,484
Segment assets	3,418,796	1,670	645,268	24,730	4,090,464
Expenditures for long-lived assets	6,250	8	306	78	6,642

On the consolidated statements of income and comprehensive income, minority interest is attributable to the Bank. The extraordinary gain is solely related to the acquisition of SWS Insurance and other comprehensive income is solely related to SWS Group, both of which are included in the “other” category.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

of SWS Group, Inc:

We have completed an integrated audit of SWS Group, Inc.’s June 24, 2005 consolidated financial statements and of its internal control over financial reporting as of June 24, 2005 and audits of its June 25, 2004 and June 27, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements in the accompanying index, present fairly, in all material respects, the financial position of SWS Group, Inc. and its subsidiaries at June 24, 2005 and June 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(t), the Company has restated its financial statements for the years ended June 25, 2004 and June 27, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing in Part II, Controls and Procedures, that the Company maintained effective internal control over financial reporting as of June 24, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Dallas, Texas

September 15, 2005

S-1

Schedule I - Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 24, 2005 and June 25, 2004

(In thousands)

	2005	2004 Restated (see Note 1(t))
Assets

Investment in subsidiaries, at equity	$278,577	$267,573
Marketable equity securities	2,208	7,038
Deferred compensation asset	5,583	—
Deferred tax asset	9,352	1,851
Other assets	12,506	8,241

	$308,226	$284,703

Liabilities and Stockholders’ Equity

Payable to broker dealer	$26,420	$18,767
Other liabilities	16,036	11,385
Exchangeable subordinated notes	—	3,769
Stockholders’ equity	265,770	250,782

	$308,226	$284,703

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income, Comprehensive Income

and Stockholders’ Equity

Years Ended June 24, 2005, June 25, 2004 and June 27, 2003

(In thousands)

	2005	2004 Restated (see Note 1(t))	2003 Restated (see Note 1(t))
Revenue:
Net gains (losses) on principal transactions	$18,629	$(271)	$(462)
Interest revenue	491	100	1,323
Other revenue	1,568	(973)	(80)

	20,688	(1,144)	781

Expenses:
Interest expense	171	1,096	1,088
Other expense	6,906	6,508	4,026

	7,077	7,604	5,114

Income (loss) before income tax (benefit) expense and equity in earnings of subsidiaries	13,611	(8,748)	(4,333)
Income tax expense (benefit)	4,684	(3,062)	(1,515)

Income (loss) before equity in earnings of subsidiaries	8,927	(5,686)	(2,818)
Equity in earnings of subsidiaries	22,405	8,531	5,857

Income before extraordinary item	31,332	2,845	3,039
Extraordinary item, net of tax of $240	—	—	445

Net income	31,332	2,845	3,484
Other comprehensive income (loss):
Net holding gains and losses arising during period, net of tax of $(480) in 2005, $125 in 2004 and $583 in 2003	(241)	1,027	1,511
Reclassification for hedging activities, net of tax of $9 in 2005, $467 in 2004 and $167 in 2003	17	(867)	(310)
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	(12,471)	—	—

Net income (loss) recognized in other comprehensive income (loss)	(12,695)	160	1,201

Comprehensive income	$18,637	$3,005	$4,685

(continued)

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income, Comprehensive Income

and Stockholders’ Equity

Years Ended June 24, 2005, June 25, 2004 and June 27, 2003

(In thousands)

(continued)

	2005	2004 Restated (see Note 1(t))	2003 Restated (see Note 1(t))
Stockholders’ equity at beginning of year	$250,782	$252,781	$257,677
Payment of cash dividends on common stock – Registrant	(6,913)	(6,831)	(6,769)
Exercise of stock options	2,714	1,639	1,612
Restricted Stock Plan	494	188	—
Repurchase of treasury stock	—	—	(4,424)
Deferred compensation plan, net	56	—	—

Stockholders’ equity at end of year	$265,770	$250,782	$252,781

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 24, 2005, June 25, 2004 and June 27, 2003

(In thousands)

	2005	2004 Restated (see Note 1(t))	2003 Restated (see Note 1(t))
Cash flows from operating activities:
Net income	$31,332	$2,845	$3,484
Adjustments:
Depreciation and amortization	—	151	152
Impairment charge on fixed assets and leasehold improvements	—	—	987
Deferred income tax benefit (expense)	(787)	(1,104)	1,269
Deferred compensation	1,265	701	616
Acceleration of stock option vesting	118	—	—
Reclassification from other comprehensive loss under SFAS No. 133	—	(221)	(926)
Equity in undistributed earnings of subsidiaries	(11,004)	(8,531)	(5,857)
Equity in undistributed loss on investments	91	5,234	1,815
Gain on delivery of Knight shares in settlement of DARTSSM obligation	(18,732)	—	—
Extraordinary gain	—	—	(445)
Change in minority interest	(100)	—	(100)
Other	(3,798)	972	(12,464)

Net cash (used in) provided by operating activities	(1,615)	47	(11,469)

Cash flows from investing activities:
Payments on notes and other accounts with subsidiaries	7,489	5,210	12,997
Net capital contributions to subsidiaries	—	2,500	6,913
Decrease (increase) in loans receivable, net of payments	(5,000)	1,439	3,904
Purchase of investments	(1,443)	(4,328)	(2,558)
Proceeds received on sale of investment	180	452	—

Net cash provided by investing activities	1,226	5,273	21,256

Cash flows from financing activities:
Proceeds from short-term borrowings	275,875	—	—
Payments of short-term borrowings	(270,875)	—	—
Payment of cash dividends on common stock	(6,948)	(6,831)	(6,769)
Net proceeds from exercise of stock options	2,280	1,511	1,406
Proceeds related to the Deferred Compensation Plan	304	208	304
Purchase of treasury stock	(247)	(208)	(4,728)

Net cash provided by (used in) financing activities	389	(5,320)	(9,787)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 24, 2005, June 25, 2004 and June 27, 2003 included elsewhere in this Annual Report on Form 10-K.