Form 10-Q/A
period 2004-09-24
SWS GROUP INC
filed 2005-11-01
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☑

As of October 27, 2004, there were 17,268,821 shares of the registrant’s common stock, $.10 par value, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A includes restated unaudited consolidated financial statements for the three months ended September 24, 2004 and September 26, 2003 which supersedes the Company’s previously issued unaudited consolidated financial statements for those interim periods. For information regarding the restatement, see RESTATEMENT FOR STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (“SFAS”) No. 133“Accounting for Derivative Instruments and Hedging Activities,” as amended, contained herein. This Amendment No. 1 also includes related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures” and other changes throughout that are intended to conform the disclosure herein to that included with the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2005. Except as otherwise specifically noted, all information contained herein is as of September 24, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2004 (except that certain exhibits that were previously filed with the Form 10-Q have been incorporated herein by reference to that Form 10-Q).

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 24, 2004 and June 25, 2004

(In thousands, except par values and share amounts)

(Unaudited)

	September	June
		(Restated)
Assets
Cash and cash equivalents	$33,444	$88,589
Assets segregated for regulatory purposes	401,527	367,070
Marketable equity securities available for sale	3,205	7,038
Receivable from brokers, dealers and clearing organizations	3,452,684	3,107,287
Receivable from clients, net	362,463	421,799
Loans held for sale, net	97,008	79,083
Loans, net	476,447	462,957
Securities owned, at market value	187,979	136,199
Securities purchased under agreements to resell	—	4,909
Goodwill	8,358	8,183
Other assets	64,426	57,844

	$5,087,541	$4,740,958

Liabilities and Stockholders’ Equity
Short-term borrowings	$16,800	$—
Payable to brokers, dealers and clearing organizations	3,372,699	3,050,748
Payable to clients	684,608	691,456
Deposits	498,164	501,094
Securities sold, not yet purchased, at market value	108,429	88,957
Drafts payable	32,395	32,212
Advances from Federal Home Loan Bank	34,681	36,576
Other liabilities	84,735	82,968
Exchangeable subordinated notes	—	3,769

	4,832,511	4,487,780
Minority interest in consolidated subsidiaries	2,540	2,396
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 17,819,654 and outstanding 17,169,930 shares at September 24, 2004; issued 17,817,444 and outstanding 17,109,925 shares at June 25, 2004	1,781	1,781
Additional paid-in capital	245,389	245,391
Retained Earnings	14,603	425
Accumulated other comprehensive income – unrealized holding gain net of tax of $117 at September 24, 2004 and $6,910 at June 25, 2004	218	12,833
Deferred compensation, net	166	834
Treasury stock (649,724 shares at September 24, 2004 and 707,519 shares at June 25, 2004, at cost)	(9,667)	(10,482)

Total stockholders’ equity	252,490	250,782
Commitments and contingencies

	$5,087,541	$4,740,958

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three months ended September 24, 2004 and September 26, 2003

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended
	September 24, 2004	September 26, 2003
	(Restated)	(Restated)
Net revenues from clearing operations	$3,667	$5,276
Commissions	19,225	21,858
Interest	27,352	24,403
Investment banking, advisory and administrative fees	6,847	6,045
Net gains on principal transactions	22,316	3,453
Other	5,216	5,256

	84,623	66,291

Commissions and other employee compensation	31,493	32,751
Interest	10,280	8,169
Occupancy, equipment and computer service costs	6,867	7,387
Communications	3,087	3,152
Floor brokerage and clearing organization charges	1,582	1,768
Advertising and promotional	832	794
Other	5,826	10,122

	59,967	64,143

Income before income tax expense and minority interest in consolidated subsidiaries	24,656	2,148
Income tax expense	8,506	540

Income before minority interest in consolidated subsidiaries	16,150	1,608
Minority interest in consolidated subsidiaries	(262)	(300)

Net income	15,888	1,308
Other comprehensive income (loss):
Holding gains and losses net of tax of $(32) and $1,064 arising during the three months ended September 24, 2004 and September 26, 2003, respectively.	(161)	2,073
Reclassification for hedging activities, net of tax of $9 and ($635) for the three months ended September 24, 2004 and September 26, 2003, respectively.	17	(1,180)
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262.	(12,471)	—

Net income (loss) recognized in other comprehensive income	(12,615)	893

Comprehensive income	$3,273	$2,201

Earnings per share – basic
Net income	$0.93	$0.08

Weighted average shares outstanding – basic	17,139,822	17,067,643

Earnings per share – diluted
Net income	$0.92	$0.08

Weighted average shares outstanding – diluted	17,242,589	17,272,480

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 24, 2004 and September 26, 2003

(In thousands)

(Unaudited)

	For the Three Months Ended
	September 24, 2004	September 26, 2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$15,888	$1,308
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,668	1,460
Amortization of discounts on loans purchased	(367)	(425)
Provision for doubtful accounts	885	806
Deferred income tax expense	(1,680)	1,280
Deferred compensation	89	108
Gain on sale of loans	(108)	(113)
Gain on sale of fixed assets	(8)	—
Loss on sale of real estate	24	58
Gain on delivery of Knight shares in settlement of DARTSSM obligation	(18,732)	—
Reclassification from other comprehensive income under SFAS No. 133	—	(52)
Equity in undistributed losses on investments	566	1,265
Net change in minority interest in consolidated subsidiaries	144	207
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(34,457)	(64,126)
Net change in broker, dealer and clearing organization accounts	(23,446)	9,635
Net change in client accounts	52,248	(31,479)
Net change in loans held for sale	(17,925)	97,832
Increase in securities owned	(51,883)	(13,627)
Decrease in securities purchased under agreements to resell	4,909	—
Decrease in other assets	784	2,475
Increase in drafts payable	183	3,526
Increase in securities sold, not yet purchased	19,472	29,964
Decrease in other liabilities	(447)	(1,842)

Net cash (used in) provided by operating activities	(52,193)	38,260

Cash flows from investing activities:
Purchase of fixed assets	(1,109)	(1,431)
Purchase of real estate	(186)	—
Proceeds from the sale of fixed assets	9	—
Proceeds from the sale of real estate	604	3,807
Loan originations and purchases	(131,719)	(106,100)
Loan repayments	117,839	104,855
Cash paid for purchase of O’Connor, net of cash acquired	(175)	(142)
Cash paid on investments	(721)	(938)
Cash received on investments	20	40
Investment in Federal Home Loan Bank	(47)	(46)

Net cash (used in) provided by investing activities	(15,485)	45

Cash flows from financing activities:
Payments on short-term borrowings	(350,840)	(585,100)
Cash proceeds from short-term borrowings	367,640	633,500
Payments on capital leases	(253)	(83)
Increase (decrease) in deposits	(2,930)	104,240
Decrease in advances from Federal Home Loan Bank	(1,895)	(31,875)
Cash proceeds from notes payable-Bank	2,500	775
Payment of cash dividends on common stock –SWS Group	(1,717)	(1,702)

	For the Three Months Ended
	September 24, 2004	September 26, 2003
	(Restated)	(Restated)
Net proceeds from exercise of stock options	28	924
Proceeds related to Deferred Compensation Plan	125	82
Purchase of treasury stock	(125)	(82)

Net cash provided by financing activities	12,533	120,679

Net (decrease) increase in cash	(55,145)	158,984
Cash at beginning of period	88,589	74,706

Cash at end of period	$33,444	$233,690

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$948	$—

Delivery of Knight shares in settlement of DARTSSM obligation	$18,732	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,891	$8,550

Taxes	$300	$100

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 24, 2004 and September 26, 2003

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 24, 2004, and for the three-month periods ended September 24, 2004 and September 26, 2003, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the restated audited consolidated financial statements and related notes as of and for the year ended June 25, 2004 as filed on the June 24, 2005 Form 10-K. Amounts included for June 25, 2004 are derived from the audited consolidated financial statements as filed on the June 24, 2005 Form 10-K. All significant intercompany balances and transactions have been eliminated. Certain amounts in fiscal 2004 have been reclassified to conform to the 2005 presentation.

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

Banking Group. The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision. SWS Banc was incorporated as a wholly owned subsidiary of SWS Group in the state of Delaware and became the sole shareholder of the Bank in 2004. SWS Banc was created to facilitate future potential financial transactions. FSBF is a 2% general partner of FSB Financial which purchases non-prime automobile loans. FSB Development develops single-family residential lots.

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

SWS Technologies was dissolved in July 2004.

RESTATEMENT FOR STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (“SFAS”) No. 133“Accounting for Derivative Instruments and Hedging Activities,” as amended. In fiscal 2005, SWS determined that its initial and periodic computation of the fair value of the embedded equity options in the DARTSSM obligation was incorrect. SWS erroneously calculated the value of the purchased put option component in the embedded equity collar as a purchased call option. The result of this accounting error was an overstatement of the DARTSSM obligation in the balance sheet and an understatement of income in fiscal 2001 through fiscal 2004. Because the DARTSSM obligation was overstated by $4.8 million at the beginning of fiscal 2005, SWS recorded $4.8 million in gain on the maturity of the DARTSSM obligation in the first quarter of fiscal 2005 that should have been recorded in previous years. Consequently, SWS restated its results for the first quarter of fiscal 2005 to eliminate the impact of the gain. SWS also restated its prior year financial statements to reflect the proper valuation of the embedded option. This restatement decreased net income in the first quarter of fiscal 2005 by $3,143,000 and increased net income by $25,000 in the first quarter of fiscal 2004.

The effect of the revised presentation of the Statement of Financial Condition, the Statement of Income and Comprehensive Income and the Statement of Cash Flows are presented below:

	June 25, 2004
(in thousands)	Restated Amount	Previously Reported
Statement of Financial Condition:
Other assets	$57,844	$59,536
Total assets	4,740,958	4,742,650
Exchangeable subordinated notes	3,769	8,604
Total liabilities	4,487,780	4,492,615
Retained earnings	425	(2,718)
Total stockholders’ equity	250,782	247,639
Total liabilities and stockholders’ equity	4,740,958	4,742,650

	For the Three Months Ended
	September 24, 2004		September 26, 2003
(in thousands)	Restated Amount	Previously Reported	Restated Amount	Previously Reported
Statements of Income and Comprehensive Income:
Other revenues	$5,216	$9,165	$5,256	$2,735
Total revenues	84,623	88,572	66,291	63,770
Other expenses	5,826	5,045	10,122	7,873
Total expenses	59,967	59,081	64,143	61,660
Income before income tax expense and minority interest in consolidated subsidiaries	24,656	29,491	2,148	2,110
Income tax expense	8,506	10,198	540	527
Income before minority interest in consolidated subsidiaries	16,150	19,293	1,608	1,583
Net income	15,888	19,031	1,308	1,283
Comprehensive income	3,273	6,416	2,201	2,176
Earnings per share-basic
Net income	0.93	1.12	0.08	0.08
Earnings per share-diluted
Net income	0.92	1.11	0.08	0.07
Statement of Cash Flows:
Net income	15,888	19,031	1,308	1,283
Deferred income tax benefit (expense)	(1,680)	11	1,280	1,267
Reclassification from other comprehensive income under SFAS No. 133	—	—	(52)	(14)
Gain on delivery of Knight shares in settlement of DARTSSM obligation	(18,732)	(23,567)	—	—

RESTATEMENT OF CASH FLOW STATEMENT

SWS has restated its Statement of Cash Flows for the three months ended September 26, 2003 to reflect the gross cash receipts and disbursements for the Bank’s loans, real estate sales, investments in FHLB stock and notes payable transactions as required by SFAS 95 “Statement of Cash Flows.” The changes resulted in decreased cash from operations of $0.7 million. Cash flow provided by investing activities decreased $0.1 million. Cash flow from financing activities was increased $0.8 million.

The effect of the revised presentation of cash flows from operating activities, cash flow from investing activities and cash flow from financing activities are presented below:

	Restated Amount	Previously Reported
Cash flow from operating activities	$38,260	$38,932
Cash flow from investing activities	45	146
Cash flow from financing activities	120,679	119,906

Net changes in cash	$158,984	$158,984

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

The following table illustrates the effect on net income and earnings per share if SWS had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended
	September 24, 2004	September 26, 2003

	(Restated)	(Restated)
Net income (loss):
As reported	$15,888	$1,308
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(206)	(446)

Pro forma	$15,682	$862

Earnings per share - basic:
As reported	$0.93	$0.08
Pro forma	0.91	0.05
Earnings per share - diluted:
As reported	$0.92	$0.08
Pro forma	0.91	0.05

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

By fiscal 2002, SWS held a 25.08% ownership interest in CSS, and implemented the equity method of accounting, prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” SWS was the first company, and to date the only company, to fully implement the CSS system. SWS completed its installation of the system in September 2002. In June 2002, SWS determined that its investment in CSS and its related goodwill were fully impaired based on an analysis of the projected cash flow from the investment.

To facilitate the continued enhancement of the CSS system, SWS entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000 under a note bearing interest at 6% per annum. In December 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase will be made in four equal quarterly installments totaling $2,885,900 and will ultimately result in increasing SWS’ position in CSS to 30.22%. SWS’ current position in CSS is 29.6%. The first three purchases totaling $2,164,425 have been made as of September 24, 2004.

SWS’ share of the undistributed losses of CSS for the three months ended September 24, 2004 was $767,000. For the three-month period ended September 24,2005, SWS’ pro-rata share of CSS’ losses was greater than the $721,000 purchased by $46,000. From inception of the loan to date, SWS’ pro-rata percentage of losses of $6,224,000 was greater than the $5,664,000 loaned and invested by $560,000. As a result, there is no recorded equity investment or loan receivable from CSS at September 24, 2004.

SWS has three other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of September 24, 2004, SWS had contributed $3,500,000 to the fund. During the three months ended September 24, 2004 and September 26, 2003, SWS recorded income of $158,000 and losses of $255,000, respectively, related to this investment.

SWS’ two remaining equity investments had total losses for the three months ended September 24, 2004 and September 26, 2003 of $2,600 and $100,600, respectively.

The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003 and the revised version, FIN No. 46R, in December 2003. Upon review of its investments, SWS determined that it has one Variable Interest Entity (“VIE”), as defined by FIN No. 46R, that should be consolidated. This entity is consolidated at the Bank level through FSB Development. FSB Development has a limited partnership interest of $1.0 million in a land development limited partnership. The Bank has also loaned this limited partnership $2.7 million with an interest rate of prime plus 1% payable on December 17, 2005 to allow the limited partnership to purchase the land and finance the second phase of the development. As of September 30, 2004, the Bank consolidated $4.1 million in assets and $35,000 in net losses for the three months ended September 30, 2004 for this investment.

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

At June 25, 2004, SWS held 373,550 shares of Knight Trading Group, Inc. (“Knight”) with a market value of $3,769,000, all of which were hedged by the embedded equity option included in the 5% Exchangeable Subordinated Notes (“Notes”) issued in the form of DARTSSM (or “Derivative Adjustable Ratio SecuritiesSM”) and subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The DARTSSM matured on June 30, 2004. To satisfy the obligation at maturity, SWS delivered its remaining 373,550 shares of Knight stock to the DARTSSM holders. See “-Exchangeable Subordinated Notes.”

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

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS has received collateral of $3,386,894,000 under securities lending agreements, of which the Company has repledged $3,251,874,000 at September 24, 2004. At June 25, 2004, SWS had collateral of $3,053,813,000 under securities lending agreements, of which SWS had repledged $2,927,311,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at September 30, 2004 and June 30, 2004 are summarized as follows (in thousands):

	September	June
First mortgage loans (principally conventional):
Real estate	$258,431	$245,292
Construction	109,336	112,016

	367,767	357,308

Consumer and other loans:
Commercial	39,266	37,427
Other	81,036	78,241

	120,302	115,668

Factored receivables	4,535	6,415

	492,604	479,391
Unearned income	(11,530)	(11,791)
Allowance for probable loan losses	(4,627)	(4,643)

	$476,447	$462,957

Impairment of loans with a recorded investment of approximately $5,367,000 and $4,646,000 at September 30, 2004 and June 30, 2004, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures - an Amendment of FASB Statement No. 114.”

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2004 and September 30, 2003 is as follows (in thousands):

	Three Months Ended
	September 30, 2004	September 30, 2003
Balance at beginning of period	$4,643	$4,421
Provision for loan losses`	646	1,041
Loans charged to the allowance, net	(662)	(741)

Balance at end of period	$4,627	$4,721

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At September 24, 2004 and June 25, 2004, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	September	June
Securities owned
Corporate equity securities	$6,845	$12,451
Municipal obligations	19,830	28,904
U.S. Government and Government agency obligations	63,884	27,330
Corporate obligations	85,027	56,984
Other	12,393	10,530

	$187,979	$136,199

	September	June
Securities sold, not yet purchased
Corporate equity securities	$2,124	$2,949
Municipal obligations	110	509
U.S. Government and Government agency obligations	37,215	16,139
Corporate obligations	68,500	68,894
Other	480	466

	$108,429	$88,957

Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $3,784,000 and $4,339,000 at September 24, 2004 and June 25, 2004, respectively. Additionally, at September 24, 2004 and June 25, 2004, SWS had pledged firm securities valued at $121,000 and $377,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At September 24, 2005, SWS held no reverse repurchase agreements. At June 25, 2004, SWS held reverse repurchase agreements totaling $4,909,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $4,886,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2004, as required by SFAS No. 142 and based on the results of the valuation, SWS’ goodwill balance was not impaired. SWS will be evaluating impairment of goodwill for fiscal 2005 in June 2005. There have been no events in the last three months that would trigger an interim assessment on the fair value of goodwill.

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

SOFTWARE DEVELOPMENT

SWS was part of a development team that worked with CSS to design and test CSS’s new brokerage front and back office system. The implementation was completed in September 2002. In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or

Obtained for Internal Use,” all costs associated with the initial implementation of the system were expensed due to the pilot nature of the product. Because the product has been developed, is operating in a production environment and has proven its stability, and SWS has chosen to continue to use this product as its main source of brokerage front and back office automation, SWS capitalized approximately $52,000 of software development up-grade costs associated with the CSS technology platform for the three months ended September 26, 2003. These capitalized costs are primarily labor related and are depreciated over a three-year period which began in the fourth quarter of 2003. No amounts were capitalized for the three months ended September 24, 2004.

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

At September 24, 2004 and June 25, 2004, SWS had no repurchase agreements outstanding.

DEPOSITS

Deposits at September 30, 2004 and June 30, 2004 are summarized as follows (dollars in thousands):

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

The weighted average interest rate on deposits was approximately 1.86% at September 30, 2004 and 1.63% at June 30, 2004.

At September 30, 2004, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
Certificates of deposit, less than $100,000	$54,478	$14,690	$4,157	$5,332	$78,657
Certificates of deposit, $100,000 and greater	22,324	4,192	1,002	2,709	30,227

	$76,802	$18,882	$5,159	$8,041	$108,884

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At September 30, 2004 and June 30, 2004, advances from the FHLB were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$2,298	$1,586
Due within two years	1,942	1,239
Due within five years	14,094	16,222
Due within seven years	898	908
Due within ten years	5,670	6,298
Due within twenty years	9,779	10,323

	$34,681	$36,576

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $148 million of collateral value (as defined by the credit policy of the FHLB) in qualifying loans at September 30, 2004 (calculated at June 30, 2004). At June 30, 2004 (calculated at March 31, 2004), advances with interest rates from 2% to 8% were collateralized by approximately $84 million of collateral value in qualifying loans.

BANK BORROWINGS

On February 3, 2004, FSB Financial obtained a line of credit in the amount of $10 million. At September 30, 2004 and June 30, 2004, $10.0 million was outstanding on this line of credit. The note related to this line of credit matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 1%.

FSB Financial also has a line of credit with the Bank. The total credit line is $42 million of which FSB Financial has drawn $36 million as of September 30, 2004. $7 million is provided by participations from third parties. The loan bears interest at prime plus 1.5% and matures March 22, 2005. SWS Group, Inc. guarantees $10 million of this credit line to the Bank. See “-Commitments and Contingencies – Guarantees.”

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of SWS’ management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%. The terms of the loan were no more favorable to the lenders than the terms of similar contemporaneous loans made by non-affiliated lenders. At September 30, 2004 and June 30, 2004, $5 million was outstanding on this loan.

EXCHANGEABLE SUBORDINATED NOTES

SFAS No. 133 was applicable to the Notes due June 30, 2004. SFAS No. 133 requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account on the consolidated statements of financial condition.

The following table reflects the activity in the Notes’ liability account for the three-month periods ended September 24, 2004 and September 26, 2003 (in thousands):

	Fiscal 2005 (Restated)	Fiscal 2004 (Restated)
Balance at beginning of period	$3,769	$2,656
Change in value of embedded Derivative	(26)	1,764
Maturity of the DARTSSM	(3,743)	—

Balance at end of first quarter	$—	$4,420

The 373,550 DARTSSM, with a face value of $21.2 million, outstanding at June 25, 2004 were hedging the 373,550 shares of Knight stock. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For each of the three-month periods ended September 24, 2004 and September 26, 2003, the change in the time value of the embedded equity option in the DARTSSM was immaterial to the consolidated financial statements.

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

The DARTSSM matured on June 30, 2004, at which time, SWS delivered 373,550 shares of Knight stock to the DARTSSM holders in satisfaction of SWS’ obligation, all in accordance with the terms of the governing agreements. Delivery of the Knight shares upon maturity of this obligation resulted in a gain of $18,732,000, equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the issuance date of the DARTSSM (i.e. hedging date).

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

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted total assets (all as defined in 12 CFR 565 and 12 CFR 567). Management believes, as of September 30, 2004 and June 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2004 and June 30, 2004, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2004:
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

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three-month periods ended September 24, 2004 and September 26, 2003 (in thousands, except share and per share amounts):

	Three Months Ended
	September 24, 2004	September 26, 2003
	(Restated)	(Restated)
Net income	$15,888	$1,308

Weighted average shares outstanding – basic	17,139,822	17,067,643
Effect of dilutive securities:
Assumed exercise of stock options	31,966	204,837
Restricted stock	70,801	—

Weighted average shares outstanding – diluted	17,242,589	17,272,480

Earnings per share – basic	$0.93	$0.08

Earnings per share – diluted	$0.92	$0.08

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

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended September 24, 2004 (Restated)
Net revenues from external sources	$52,588	$149	$12,713	$19,173	$84,623
Net intersegment revenue (expense)	(747)	—	760	(13)	—
Net interest revenue (expense)	7,286	—	9,806	(20)	17,072
Depreciation and amortization	1,500	2	166	—	1,668
Income before income taxes and minority interest in consolidated subsidiaries	2,234	5	4,697	17,720	24,656
Net income	1,251	3	3,123	11,511	15,888
Segment assets	4,442,806	574	622,912	21,249	5,087,541
Expenditures for long-lived assets	654	—	455	—	1,109
Three months ended September 26, 2003 (Restated)
Net revenues from external sources	$53,971	$255	$12,398	$(333)	$66,291
Net intersegment revenue (expense)	(760)	—	799	(39)	—
Net interest revenue (expense)	6,742	—	9,735	(243)	16,234
Depreciation and amortization	1,270	2	150	38	1,460
Income (loss) before income taxes and minority interest in consolidated subsidiaries	(654)	74	4,731	(2,003)	2,148
Net income (loss)	(547)	48	3,134	(1,327)	1,308
Segment assets	3,917,927	1,689	719,858	30,705	4,670,179
Expenditures for long-lived assets	1,422	—	265	(256)	1,431

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

Fraudulent Mortgages: During the first quarter of fiscal 2003, the Bank provided $3.4 million ($2.2 million after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3.4 million were sold twice by the mortgage bank and the Bank is not receiving payments on these loans. At this time, the likelihood of recovery cannot be estimated.

Venture Capital Fund: SWS has committed $5 million to invest in a limited partnership venture capital fund. As of September 24, 2004, SWS had contributed $3.5 million of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period.

Underwriting: Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at September 24, 2004 were $114,837,000 for public finance. All open underwritings are generally scheduled to be settled within the next 60 days and have no material effect on the consolidated financial statements.

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

Guarantees. In March 2002, SWS issued a loan guarantee for FSB Financial for $10,000,000. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25,000,000, up to a maximum of $35,000,000. At September 30, 2004, the Bank had loaned $28,950,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $3,950,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements, as FIN No.45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5-Contingencies, SFAS No. 57-Related Party, and SFAS No. 107-Disclosure of Fair Value of Financial Instruments and rescission of Financial Accounting Standards Board Interpretation No. 34” (“FIN 45”) requires disclosure only of guarantees issued between parents and their subsidiaries.

In connection with the 2002 spin-off of SWS’ primary asset management subsidiary, the Westwood Holdings Group, Inc., SWS agreed to indemnify the Westwood Holdings Group, Inc. from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2 million. SWS’ management believes that the resolution of the remaining issues associated with the Boykin Trust in bankruptcy will not have a material impact on SWS’ consolidated financial statements.

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

SUBSEQUENT EVENT

In October 2004, SWS closed its May Financial office in Brighton, Michigan. As a result, SWS will be recording approximately $553,000 in disposal costs in accordance with SFAS No. 146 “Accounting for

Costs Associated with Exit or Disposal Activities.” Approximately $213,000 represents leasehold improvement write-offs, $212,000 represents lease termination costs, $70,000 represents costs associated with the termination of contracts and $58,000 represents severance and related payroll costs to be paid to the 22 terminated employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (“we,” “us,” “SWS” or the “Company”) is primarily engaged in full-service securities brokerage primarily through Southwest Securities, Inc. (“Southwest Securities”), full-service commercial banking through Southwest Securities Bank (the “Bank”), and asset management. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period. Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “-Forward-Looking Statements.”

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

To realize our goal of becoming a nationally recognized full-service regional brokerage firm, it is essential to grow the retail brokerage distribution network. This will be accomplished through the hiring of additional registered representatives and the opening of new branch office locations in the Southwest. Opening new branch offices requires an outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. New office locations generally take at least a year after permanent space is occupied to achieve a breakeven point, depending on successful recruiting of registered representatives. We are currently focused on filling our existing offices with producing registered representatives.

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

To accomplish our goals, we closed, effective October 2004, our May Financial Corporation office in Brighton, Michigan. As a result, we will recognize approximately $553,000 in disposal costs in the second quarter of fiscal 2005. May Financial Corporations’ revenues represent 0.6% of our total consolidated revenues for the three months ended September 24, 2004. May Financial Corporation’s net loss for the three months ended September 24, 2004 was $466,000.

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

Restatement. In June 1999, we issued 5% Exchangeable Subordinated Notes (“Notes”), in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”). The DARTSSM contained an equity-based derivative designed to hedge changes in the fair value of our investment in Knight Trading Group, Inc. (“Knight”) common stock. The embedded derivative was designated as a fair value hedge of our investment in Knight shares, upon adoption of SFAS No. 133.

In fiscal 2005, we determined that our initial and periodic computation of the fair value of the embedded equity option in the DARTSSM obligation was incorrect. We erroneously calculated the value of the purchased put option component in the embedded equity collar as a purchased call option. The result of this accounting error was an overstatement of the DARTSSM obligation in the balance sheet and an understatement of income in fiscal 2001 through fiscal 2004. Because the DARTSSM obligation was overstated by $4.8 million at the beginning of fiscal 2005, we recorded $4.8 million in gain on the maturity of the DARTSSM obligation in the first quarter of fiscal 2005 that should have been recorded in previous years. Consequently, we restated our results for the first quarter of fiscal 2005 to eliminate the impact of the gain. We also restated our prior year financial statements to reflect the proper valuation of the embedded option. This restatement decreased net income in the first quarter of fiscal 2005 by $3,143,000 and increased net income by $25,000 in the first quarter of fiscal 2004.

Archipelago. In August 2004, Archipelago Holdings, L.L.C. (“Archipelago”) declared an approximately 1 for 4.5 reverse stock split. After the split, we owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock. SWS sold 23,714 shares at $10.695 per share, yielding a gain of $254,000 (an after-tax gain of $165,100), in the offering. After giving effect to these transactions, we own 43,721 shares of Archipelago stock. We recorded a gain of $658,000 in the first quarter of fiscal 2005 from the market appreciation of the remaining Archipelago shares.

Maturity of DARTSSM. The DARTSSM matured June 30, 2004, at which time we delivered 373,550 shares of Knight stock to the DARTSSM holders in satisfaction of our obligation in accordance with the terms of the governing agreements. Delivery of the Knight shares upon maturity of this obligation resulted in a gain of $18,732,000, equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the issuance date of the DARTSSM (i.e. the hedging date). See “-Exchangeable Subordinated Notes in the Notes” to the Consolidated Financial Statements.

Investment in Comprehensive Software Systems, Ltd. In 1993, SWS became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system. We initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments, our ownership in CSS increased to 25.08% in fiscal 2002. Consequently, we implemented the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We were the first company, and to date the only company, to fully implement the CSS system. We completed our installation of the system in September 2002. At June 28, 2002, we determined that the investment in CSS and its related goodwill were fully impaired based on an analysis of the projected cash flow from the investment.

To facilitate the continued enhancement of the CSS system, we entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000. In December 2003, we agreed to an additional equity investment of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. The purchase will be made in four equal quarterly installment totaling $2,885,900 and will ultimately result in increasing our position in CSS to 30.22%. These investments were made to insure the continued operation of CSS while development of needed enhancements to the system were built.

Three purchases totaling $2,164,000 have been made as of September 24, 2004. For the three-month period ended September 24, 2004, our pro-rata share of CSS’ losses was $767,000, which was greater than the $721,000 purchased by $46,000. From inception of the loan to date, our pro-rata share of losses of $6,224,000 was greater than the $5,664,000 loaned and invested by $560,000. As a result, there is no recorded equity investment or loan receivable from CSS at September 24, 2004.

RESULTS OF OPERATIONS

Net income for the three-month period ended September 24, 2004 was $15,888,000 representing an increase of $14,580,000 over net income for the comparable three-month period ended September 26, 2003 of $1,308,000. The three-month period ended September 24, 2004 as well as the comparable period last year contained 63 trading days.

Our pretax income was $24,656,000 and $2,148,000 for the three months ended September 24, 2004 and September 26, 2003, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month period ended September 24, 2004 compared to the three-month period ended September 26, 2003 (dollars in thousands):

	Amount	%
Net revenues:
Net revenues from clearing operations	$(1,609)	(30)%
Commissions	(2,633)	(12)
Net interest	838	5
Investment banking, advisory and administrative fees	802	13
Net gains on principal transactions	18,863	546
Other	(40)	(1)

	16,221	28

Operating expenses:
Commissions and other employee compensation	(1,258)	(4)
Occupancy, equipment and computer service costs	(520)	(7)
Communications	(65)	(2)
Floor brokerage and clearing organization charges	(186)	(11)
Advertising and promotional	38	5
Other	(4,296)	(42)

	(6,287)	(11)

Pretax income	$22,508	1,048%

Net revenues increased for the first quarter of fiscal 2005 by $16.2 million. The largest component of the increase was in net gains on principal transactions, which was up $18.9 million, respectively, due primarily to the $18.7 million gain attributable to the DARTSSM maturity.

Operating expenses decreased $6.3 million for the three months ended September 24, 2004. The largest decreases were in commissions and other employee compensation and other expenses. The decrease in commissions and other employee compensation is due primarily to decreases in commissions and incentive compensation resulting from reduced business line profitability. The decrease in other expenses was due primarily to the Bank’s decrease in its allowance for probable loan losses, a decrease in legal expenses due to the completion of cases open at the end of the same quarter last year, a decrease in state tax expenses, a decrease in fees paid to regulators and the release of reserves related to the purchases of Southwest Clearing Corporation (“Southwest Clearing”), which was dissolved in July 2004.

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

The components of interest earnings are as follows for the three-month periods ended September 24, 2004 and September 26, 2003 (in thousands):

	Three Months Ended
	September 24, 2004	September 26, 2003
Interest revenue:
Customer margin accounts	$4,582	$3,564
Assets segregated for regulatory purposes	1,283	1,198
Stock borrowed	9,022	6,689
Bank loans	11,867	11,775
Other	598	1,177

	$27,352	$24,403

Interest expense:
Customer funds on deposit	$1,066	$817
Stock loaned	6,659	4,391
Bank deposits	1,498	1,923
Notes Payable	333	83
Federal Home Loan Bank advances	385	251
Other	339	704

	10,280	8,169

Net interest	$17,072	$16,234

Brokerage Group: For the three months ended September 24, 2004 and September 26, 2003, net interest income from the Brokerage Group accounted for approximately 9.8% and 11.2%, respectively, of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

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

	Three months ended September 30, 2004 compared to September 30, 2003
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

Net Gains on Principal Transactions. The increase in net gains on principal transactions of $18.9 million for the three-months ended September 24, 2004 versus September 26, 2003 was due primarily to the $18.7 million recognized upon the maturity of the DARTSSM, which represents the difference between the fair value of the Knight stock upon acquisition and the Knight stock on the hedging date.

Other Revenue. Other revenue decreased approximately $40,000 for the three-month period ended September 24, 2004 compared to the three-month period ended September 26, 2003. The decrease is due primarily to the $1.6 million decrease from fees collected from customers for regulatory fee reimbursement. The decrease is off-set by increases in fees received from insurance products and miscellaneous bank fees.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature based on the level of operating revenues, earnings and the number of registered representatives employed. Overall, commissions and other employee compensation decreased $1.3 million for the quarter over the comparable period in fiscal 2004. A decrease of $0.8 million was due to commissions paid to revenue-producing employees generating lower levels of commissions revenue. We also experienced a decrease of $0.8 million in incentive compensation due to reduced business line profitability. These decreases were offset by a $0.3 million increase in salaries.

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

Other Expense. The decrease in other expense for the first quarter of fiscal 2005 was $4.3 million compared to the first quarter of last year. The decrease is made up of a $600,000 decrease in the Bank’s provision for loan losses, as credit quality of loans improved. Additionally, legal fees decreased $578,000 while other taxes decreased $905,000. We finalized a state gross receipts tax refund claim of approximately $200,000 and released related accruals. A decrease of $1.6 million was also noted in the fees paid to regulators. Finally, we had a decrease of $582,000 in other expenses related to the resolution of items from purchases of Southwest Clearing, which was dissolved in July 2004.

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

Loans receivable at September 30, 2004 and June 30, 2004 are summarized as follows (in thousands):

	September 30, 2004	June 30, 2004
Real estate – mortgage	$153,052	$135,307
Real estate – construction	139,736	140,330
Commercial	158,102	155,290
Individuals	72,029	69,133
Land	50,536	41,980

	$573,455	$542,040

The following table shows the expected life of certain loans at September 30, 2004, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$110,446	$17,913	$11,377	$139,736
Commercial	24,679	60,589	72,834	158,102

Total	$135,125	$78,502	$84,211	$297,838

Amount of loans based upon:
Floating or adjustable interest rates	$132,185	$64,667	$64,820	$261,672
Fixed interest rates	2,940	13,835	19,391	36,166

Total	$135,125	$78,502	$84,211	$297,838

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of September 30, 2004 and June 30, 2004 are as follows (dollars in thousands):

	September 30, 2004	June 30, 2004
Loans accounted for on a non-accrual basis	$5,367	$4,646

Non-performing loans as a percentage of total gross loans	1.07%	0.96%

Loans past due 90 days or more, not included above	$823	$599

Troubled debt restructurings	$1,872	$2,280

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2004 and September 30, 2003 is as follows (dollars in thousands):

	Three Months Ended
	September 30, 2004	September 30, 2003
Balance at beginning of period	$4,643	$4,421
Charge-offs – individual	(688)	(763)
Charge-offs – commercial, financial and agricultural	—	(9)
Recoveries – individual	26	31

Net charge-offs	(662)	(741)
Additions charged to operations	646	1,041

Balance at end of period	$4,627	$4,721

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.14%

The allowance for probable loan losses is applicable to the following types of loans as of September 30, 2004 and June 30, 2004 (dollars in thousands):

	September 30, 2004		June 30, 2004
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,470	27.6%	$1,473	28.7%
Real estate – construction	834	24.3	799	25.8
Real estate – mortgage & land	1,316	35.5	1,347	32.7
Individuals	1,007	12.6	1,024	12.8

	$4,627	100.0%	$4,643	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three-month periods ended September 30, 2004 and September 30, 2003 can be found in this Report under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $30,227,000 and $30,425,000 at September 30, 2004 and June 30, 2004, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. The Bank has in excess of $300 million ($336 million at September 24, 2004) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB.

Advances from Federal Home Loan Bank. The Bank finances some of its short-term borrowing needs through advances from the FHLB. The following table represents advances from the FHLB which were due within one year, generally 2-7 days, during the three-month periods ended September 30, 2004 and September 30, 2003 (dollars in thousands):

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

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See “-Net Capital Requirements” in the Notes to the Consolidated Financial Statements contained in this Report.

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

Bank Borrowings. On February 3, 2004, FSB Financial, LTD. (“FSB Financial”) obtained a line of credit in the amount of $10 million. FSB Financial has borrowed $10.0 million on this line as of September 30, 2004. The note related to this line of credit matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 1%.

FSB Financial also has a line of credit with the Bank. The total credit line is $42 million of which FSB Financial has drawn $36 million as of September 30, 2004. $7 million is provided by participations from third parties. The loan bears interest at prime plus 1.5% and matures March 22, 2005.

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. $5 million is outstanding at September 30, 2004. A member of our management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%.

Cash Flow

Net cash used in operating activities was $52,193,000 for the three months ended September 24, 2004 compared to net cash provided by operating activities of $38,260,000 for the three months ended September 26, 2003. The primary reason for the use of cash was increased investment in securities owned of $52,000,000.

Net cash used in investing activities for the three-month period ended September 24, 2004 was $15,485,000 compared to cash provided by investing activities of $ 45,000 for the three-month period ended September 26, 2003. The change from the prior comparable period was due primarily to increased mortgage funding.

Net cash flows provided by financing activities totaled $12,533,000 for the three-month period ended September 24, 2004 compared to $120,679,000 for the three-month period ended September 26, 2003. The primary difference was the decrease in deposits at the Bank, reduced reliance on borrowings by the Bank from the FHLB due to cash inflows from Southwest Securities’ customers and decrease in the amount of short-term borrowings needed in fiscal 2005 compared to fiscal 2004.

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

Credit Risk

Brokerage Group. Credit risk arises from the potential nonperformance by counter parties, customers or debt security issuers. We are exposed to credit risk as a trading counter party and as a stock loan counter party to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure is also associated with customer margin accounts, which are monitored daily. We monitor exposure to individual securities and perform sensitivity analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

Banking Group. Credit risk is the possibility that a borrower or counter party will fail to meet its obligations in accordance with agreed terms. Therefore credit risk is inherent in all types of lending provided by the Bank. The Bank has developed and implemented extensive policies and procedures to provide a robust process for proactively managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within the Dallas / Fort Worth metropolitan area. Also, the Bank purchases loans, which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the area. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

Operational Risk

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

Legal Risk

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

Interest Rate Risk/Brokerage Group. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	3.96%
+200	2.66%
+100	1.34%
0	0%
-100	-1.99%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2004:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$461,757	$35,497	$51,403	$29,425
Securities and FHLB Stock	2,611	—	—	269
Interest Bearing Deposits	18,599	—	—	—

Total Earning Assets	482,967	35,497	51,403	29,694

Interest Bearing Liabilities:
Transaction Accounts and Savings	360,491	—	—	—
Certificates of Deposit	32,255	44,545	24,042	8,042
Borrowings	24,548	647	11,334	20,402

Total Interest Bearing Liabilities	417,294	45,192	35,376	28,444

GAP	65,673	(9,695)	16,027	1,250
Cumulative GAP	65,673	55,978	72,005	73,255

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially from those policies presented in our June 24, 2005 Form 10-K.

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

Our business and future prospects may fluctuate due to numerous factors, such as:

•	the interest rate environment;

•	the volume of trading in securities;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in the North Texas area and the national market;

•	the credit-worthiness of our correspondents, counter parties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements; and

•	the ability to attract and retain key personnel.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

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

In the course of filing our fiscal 2005 Form 10-K, management determined that an accounting error existed in the application of SFAS 133 to our DARTSSM securities. This error resulted in the restatement of our 2001, 2002, 2003 and 2004 annual consolidated financial statements and September 24, 2004 interim consolidated financial statements. The DARTSSM were our only financial instrument subject to the provisions of SFAS 133, they matured on the fourth day of our 2005 fiscal year and no other transaction arose during the year or existed at the assessment date related to the provisions of SFAS 133. Additionally, we have no expectation of entering into derivative transactions in the future. Consequently, management assessed the impact of this error on internal control over financial reporting and determined that no material weakness in internal control over financial reporting existed at September 24, 2004.

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

SWS Group, Inc.
(Registrant)

November 1, 2005	/s/ DONALD W. HULTGREN
Date	(Signature) Donald W. Hultgren Chief Executive Officer and Duly Authorized Officer (Principal Executive Officer)

November 1, 2005	/s/ KENNETH R. HANKS
Date	(Signature) Kenneth R. Hanks Treasurer and Chief Financial Officer (Principal Financial Officer)

November 1, 2005	/s/ STACY HODGES
Date	(Signature) Stacy Hodges Executive Vice President (Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated as of August 10, 1999 between the Registrant and ASBI Holdings, Inc. incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2004

10.1+	Deferred Compensation Plan incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 23, 1999

10.2+	Employee Stock Purchase Plan incorporated by reference to Exhibit 10 to the Registrant’s Registration Statement on Form S-8, filed November 10, 1994 (Registration No. 33-86234)

10.3+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996

10.4+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996

10.5+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.6+	Stock Purchase Plan (Restated) incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed February 16, 1999

10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003

10.8+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan--Effective July 1, 1999 incorporated by reference to Exhibit C to the Registrant’s Proxy Statement filed October 9, 2003

10.9+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.10+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.11+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.12+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.13+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.14+	Description of Registrant’s cash bonus plan incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2004

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement