Form 10-Q/A
period 2004-12-31
SWS GROUP INC
filed 2005-11-01
CIK 878520

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A includes restated unaudited consolidated financial statements for the three and six months ended December 31, 2004 and 2003 which supersedes the Company’s previously issued unaudited consolidated financial statements for those interim periods. For information regarding the restatement, see RESTATEMENT FOR STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, contained herein. This Amendment No. 1 also includes related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures” and other changes throughout that are intended to conform the disclosure herein to that included with the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2005. Except as otherwise specifically noted, all information contained herein is as of December 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (except that certain exhibits that were previously filed with the Form 10-Q have been incorporated herein by reference to that Form 10-Q).

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and June 25, 2004

(In thousands, except par values and share amounts)

(Unaudited)

	December	June (Restated)
Assets
Cash and cash equivalents	$17,401	$88,589
Assets segregated for regulatory purposes	381,343	367,070
Marketable equity securities available for sale	2,812	7,038
Receivable from brokers, dealers and clearing organizations	3,062,420	3,107,287
Receivable from clients, net	387,073	421,799
Loans held for sale, net	114,310	79,083
Loans, net	523,064	462,957
Securities owned, at market value	145,226	136,199
Securities purchased under agreements to resell	48,433	4,909
Goodwill	8,543	8,183
Other assets	69,983	57,844

	$4,760,608	$4,740,958

Liabilities and Stockholders’ Equity
Short-term borrowings	$59,425	$—
Payable to brokers, dealers and clearing organizations	2,946,027	3,050,748
Payable to clients	678,617	691,456
Deposits	510,202	501,094
Securities sold, not yet purchased, at market value	127,294	88,957
Drafts payable	39,729	32,212
Advances from Federal Home Loan Bank	48,909	36,576
Other liabilities	90,578	82,968
Exchangeable subordinated notes	—	3,769

	4,500,781	4,487,780
Minority interest in consolidated subsidiaries	2,595	2,396
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 17,912,209 and outstanding 17,263,582 shares at December 31, 2004; issued 17,817,444 and outstanding 17,109,925 shares at June 25, 2004	1,791	1,781
Additional paid-in capital	247,432	245,391
Retained Earnings	16,869	425
Accumulated other comprehensive income – unrealized holding gain, net of tax of $293 at December 31, 2004 and $6,910 at June 25, 2004	545	12,833
Deferred compensation, net	182	834
Treasury stock (648,627 shares at December 31, 2004 and 707,519 shares at June 25, 2004, at cost)	(9,587)	(10,482)

Total stockholders’ equity	257,232	250,782
Commitments and contingencies

	$4,760,608	$4,740,958

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and six months ended December 31, 2004 and 2003

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2004	2003 (Restated)	2004 (Restated)	2003 (Restated)
Net revenues from clearing operations	$3,724	$5,009	$7,391	$10,285
Commissions	24,304	26,469	43,529	48,327
Interest	38,167	23,739	65,519	48,142
Investment banking, advisory and administrative fees	6,459	5,902	13,306	11,947
Net gains on principal transactions	3,456	6,072	25,772	9,525
Other	5,122	6,892	10,338	12,148

	81,232	74,083	165,855	140,374

Commissions and other employee compensation	35,853	36,550	67,346	69,301
Interest	17,442	8,423	27,722	16,592
Occupancy, equipment and computer service costs	6,699	7,164	13,566	14,551
Communications	3,098	3,345	6,185	6,497
Floor brokerage and clearing organization charges	1,587	1,681	3,169	3,449
Advertising and promotional	1,093	964	1,925	1,758
Other	8,120	9,024	13,946	19,146

	73,892	67,151	133,859	131,294

Income before income tax expense and minority interest in consolidated subsidiaries	7,340	6,932	31,996	9,080
Income tax expense	2,546	2,345	11,052	2,885

Income before minority interest in consolidated subsidiaries	4,794	4,587	20,944	6,195
Minority interest in consolidated subsidiaries	(253)	(221)	(515)	(521)

Net income	4,541	4,366	20,429	5,674
Other comprehensive income (loss):
Net holding gains and losses arising during the three and six months ended December 31, 2004, net of tax of ($138) and ($169) and the three and six months ended December 31, 2003, net of tax of $290 and $1,354	327	1,155	166	3,228
Reclassification for hedging activities, net of tax of $9 for the six months ended December 31, 2004 and ($429) and ($1,064) for the three and six months ended December 31, 2003	—	(796)	17	(1,976)
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	—	—	(12,471)	—

Net income (loss) recognized in other comprehensive income	327	359	(12,288)	1,252

Comprehensive income	$4,868	$4,725	$8,141	$6,926

Earnings per share - basic
Net income	$0.27	$0.26	$1.19	$0.33

Weighted average shares outstanding – basic	17,181,347	17,099,973	17,158,916	17,080,410

Earnings per share - diluted
Net income	$0.26	$0.25	$1.18	$0.33

Weighted average shares outstanding – diluted	17,436,580	17,307,541	17,340,738	17,286,646

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2004 and 2003

(In thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2004 (Restated)	2003 (Restated)
Cash flows from operating activities:
Net income	$20,429	$5,674
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,149	3,011
Amortization of discounts on loans purchased	(609)	(656)
Provision for doubtful accounts	2,598	1,644
Deferred income tax expense	(2,787)	679
Deferred compensation	635	651
Gain on sale of loans	(349)	(298)
Loss on sale of fixed assets	51	—
Loss on sale of real estate	3	273
Gain on delivery of Knight shares in settlement of DARTSSM obligation	(18,732)	—
Reclassification from other comprehensive income under SFAS No. 133	—	(221)
Equity in undistributed losses on investments	1,350	2,562
Net change in minority interest in consolidated subsidiaries	199	332
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	(14,273)	87,610
Net change in broker, dealer and clearing organization accounts	(59,854)	(45,407)
Net change in client accounts	21,407	(99,706)
Net change in loans held for sale	(35,227)	122,138
(Increase) decrease in securities owned	(8,547)	8,262
Increase in securities purchased under agreements to resell	(43,524)	(7,752)
(Increase) decrease in other assets	(3,019)	13,719
Increase in drafts payable	7,517	2,345
Increase in securities sold, not yet purchased	38,337	34,368
Decrease in other liabilities	(2,616)	(3,541)

Net cash (used in) provided by operating activities	(93,862)	125,687

Cash flows from investing activities:
Purchase of fixed assets	(2,235)	(3,544)
Purchase of real estate	(538)	—
Proceeds from the sale of fixed assets	51	—
Proceeds from the sale of real estate	2,528	8,223
Loan originations and purchases	(277,823)	(221,509)
Loan repayments	214,447	196,422
Cash paid for purchase of O’Connor & Company Securities, Inc., net of cash acquired	(360)	(378)
Cash paid on investments	(1,443)	(1,875)
Cash received on investments	20	40
Gain on sale of subsidiary	—	(1,082)
Sales of Federal Home Loan Bank stock	—	6,700
Purchases of Federal Home Loan Bank stock	(556)	(69)

Net cash used in investing activities	(65,909)	(17,072)

Cash flows from financing activities:
Payments on short-term borrowings	(1,014,965)	(981,600)
Cash proceeds from short-term borrowings	1,074,390	981,600
Payments on capital leases	(253)	(494)
Increase in deposits	9,108	1,277
Increase (decrease) in advances from Federal Home Loan Bank	12,333	(31,058)
Cash proceeds from notes payable - Bank	10,050	5,925
Payment of cash dividends on common stock - SWS Group	(3,459)	(3,407)
Net proceeds from exercise of stock options	1,379	1,318
Proceeds related to Deferred Compensation Plan	161	113
Purchase of treasury stock	(161)	(113)

Net cash provided by (used in) financing activities	88,583	(26,439)

Net(decrease) increase in cash	(71,188)	82,176
Cash at beginning of period	88,589	74,706

Cash at end of period	$17,401	$156,882

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$948	$930

Delivery of Knight shares in settlement of DARTSSM obligation	$18,732	$—

Removal from escrow marketable equity securities	$—	$1,082

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,234	$17,245

Taxes	$9,150	$2,733

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

SWS Technologies was dissolved in July 2004.

RESTATEMENT FOR STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended

In fiscal 2005, SWS determined that its initial and periodic computation of the fair value of the embedded equity options in the DARTSSM obligation was incorrect. SWS erroneously calculated the value of the purchased put option component in the embedded equity collar as a purchased call option. The result of this accounting error was an overstatement of the DARTSSM obligation in the balance sheet and an understatement of income in fiscal 2001 through fiscal 2004. Because the DARTSSM obligation was overstated by $4.8 million at the beginning of fiscal 2005, SWS recorded $4.8 million in gain on the maturity of the DARTSSM obligation in the first quarter of fiscal 2005 that should have been recorded in previous years. Consequently, SWS restated its results for the first quarter of fiscal 2005 to eliminate the impact of the gain. SWS also restated its prior year financial statements to reflect the proper valuation of the embedded option. This restatement decreased net income in the first quarter of fiscal 2005 by $3,143,000 and increased net income by $110,000 and $135,000 in the three and six months ended December 31, 2003.

The effect of the revised presentation of the Statement of Financial Condition, the Statement of Income and Comprehensive Income and the Statement of Cash Flows are presented below:

	June 25, 2004
(in thousands)	Restated Amount	Previously Reported
Statement of Financial Condition:
Other assets	$57,844	$59,536
Total assets	4,740,958	4,742,650
Exchangeable subordinated notes	3,769	8,604
Total liabilities	4,487,780	4,492,615
Retained earnings	425	(2,718)
Total stockholders’ equity	250,782	247,639
Total liabilities and stockholders’ equity	4,740,958	4,742,650

	For the Three Months Ended December 31, 2003		For the Six Months Ended December 31, 2004		For the Six Months Ended December 31, 2003
(in thousands)	Restated Amount	Previously Reported	Restated Amount	Previously Reported	Restated Amount	Previously Reported
Statements of Income and Comprehensive Income:
Other revenues	$6,892	$4,827	$10,338	$13,555	$12,148	$7,562
Total revenues	74,083	72,018	165,855	169,072	140,374	135,788
Other expenses	9,024	7,128	13,946	12,328	19,146	14,767
Total expenses	67,151	65,255	133,859	132,241	131,294	126,915
Income before income tax expense and minority interest in consolidated subsidiaries	6,932	6,763	31,996	36,831	9,080	8,873
Income tax expense	2,345	2,286	11,052	12,744	2,885	2,813
Income before minority interest in consolidated subsidiaries	4,587	4,477	20,944	24,087	6,195	6,060
Net income	4,366	4,256	20,429	23,572	5,674	5,539
Comprehensive income	4,725	4,615	8,141	11,284	6,926	6,791
Earnings per share-basic
Net income	0.26	0.25	1.19	1.38	0.33	0.33
Earnings per share-diluted
Net income	0.25	0.25	1.18	1.36	0.33	0.32

Statement of Cash Flows:
Net income			20,429	23,572	5,674	5,539
Deferred income tax benefit (expense)			(2,787)	(1,095)	679	596
Reclassification from other comprehensive income under SFAS No. 133			—	—	(221)	(14)
Gain on delivery of Knight shares in settlement of DARTSSM obligation			(18,732)	(23,567)	—	—

RESTATEMENT OF CASH FLOW STATEMENT

SWS has restated its Statement of Cash Flows for the three and six months ended December 31, 2003 to reflect the gross cash receipts and disbursements for the Bank’s loans, real estate sales, investments in FHLB stock and notes payable transactions as required by SFAS 95 “Statement of Cash Flows.” The changes resulted in decreased cash from operations of $12.5 million. Cash flow provided by investing activities increased $6.6 million. Cash flow from financing activities was increased $5.9 million.

The effect of the revised presentation of cash flows from operating activities, cash flow from investing activities and cash flow from financing activities are presented below:

	Restated Amount	Previously Reported
Cash flow from operating activities	$125,687	$138,194
Cash flow from investing activities	(17,072)	(23,654)
Cash flow from financing activities	(26,439)	(32,364)

Net changes in cash	$82,176	$82,176

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

The following table illustrates the effect on net income and earnings per share if SWS had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003 (Restated)	2004 (Restated)	2003 (Restated)
Net income (loss):
As reported	$4,541	$4,366	$20,429	$5,674
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(100)	(262)	(307)	(708)

Pro forma	$4,441	$4,104	$20,122	$4,966

Earnings per share - basic:
As reported	$0.27	$0.26	$1.19	$0.33
Pro forma	0.26	0.24	1.17	0.29
Earnings per share - diluted:
As reported	$0.26	$0.25	$1.18	$0.33
Pro forma	0.25	0.24	1.16	0.29

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

To facilitate the continued enhancement of the CSS system, SWS entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000 under a note bearing interest at 6% per annum. See “- Subsequent Events.”

In December 2003, SWS agreed to an additional equity investment in CSS of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. This purchase was made in four equal quarterly installments totaling $2,885,900 and resulted in increasing SWS’ position in CSS to 30.22%.

SWS’ share of the undistributed losses of CSS for the three and six months ended December 31, 2004 was $886,000 and $1,654,000, respectively. SWS’ pro-rata share of CSS’ losses was greater than the $721,000 purchased during the three months ended December 31, 2004 by $165,000. For the six-month period ended December 31, 2004, SWS’ pro-rata share of CSS’ losses was greater than the $1,443,000 purchased by $211,000. From inception of the loan to date, SWS’ pro-rata percentage of losses of $7,110,000 was greater than the $6,386,000 loaned and invested by $724,000. As a result, there is no recorded equity investment or loan receivable from CSS at December 31, 2004.

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

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at December 31, 2004 and June 30, 2004 are summarized as follows (in thousands):

	December	June
First mortgage loans (principally conventional):
Real estate	$270,286	$245,292
Construction	113,954	112,016

	384,240	357,308

Consumer and other loans:
Commercial	44,092	37,427
Other	107,225	78,241

	151,317	115,668

Factored receivables	5,278	6,415

	540,835	479,391
Unearned income	(12,379)	(11,791)
Allowance for probable loan losses	(5,392)	(4,643)

	$523,064	$462,957

Impairment of loans with a recorded investment of approximately $7,814,000 and $4,646,000 at December 31, 2004 and June 30, 2004, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures - an Amendment of FASB Statement No. 114.”

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

Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $4,878,000 and $4,339,000 at December 31, 2004 and June 25, 2004, respectively. Additionally, at December 31, 2004 and June 25, 2004, SWS had pledged firm securities valued at $124,000 and $377,000, respectively, in conjunction with securities lending activities.

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

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2004 as required by SFAS No. 142, and based on the results of the valuation, SWS’ goodwill balance was not impaired. SWS will be evaluating impairment of goodwill for fiscal 2005 in June 2005. There have been no events in the last six months that would trigger an interim assessment of the fair value of goodwill.

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

SOFTWARE DEVELOPMENT

SWS was part of a development team that worked with CSS to design and test CSS’s new brokerage front and back office system. The implementation was completed in September 2002. In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” all costs associated with the initial implementation of the system were expensed due to the pilot nature of the product. Because the product has been developed, is operating in a production environment and has proven its stability, and SWS has chosen to continue to use this product as its main source of brokerage front and back office automation, SWS capitalized approximately $300,000 and $353,000 of software development up-grade costs associated with the CSS technology platform for the three and six months ended December 31, 2003. These capitalized costs are primarily labor related and are depreciated over a three-year period which began in the fourth quarter of 2003. No amounts were capitalized for the three and six months ended December 31, 2004.

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

Deposits at December 31, 2004 and June 30, 2004 are summarized as follows (dollars in thousands):

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

The weighted average interest rate on deposits was approximately 2.23% at December 31, 2004 and 1.63% at June 30, 2004.

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

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At December 31, 2004 and June 30, 2004, advances from the FHLB were due as follows (in thousands):

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

BANK BORROWINGS

On February 3, 2004, FSB Financial obtained a line of credit from a bank in the amount of $10 million. In December 2004, this line of credit was increased to $15 million. At December 31, 2004 and June 30, 2004, $15 million and $10 million, respectively, were outstanding on this line of credit. The note related to this line of credit matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 0.75%.

FSB Financial also has a line of credit with the Bank. The total credit line is $70.2 million of which FSB Financial has drawn $56.7 million. $9.4 million is provided by participations from third parties and $13.85 million is provided by participations from SWS Group, Inc. The loan bears interest at prime plus 1.5% and matures March 22, 2005. SWS Group, Inc. guarantees $10 million of this credit line to the Bank. See “-Commitments and Contingencies – Guarantees.” The portion of the credit line from the Bank and SWS Group, Inc. to FSB Financial is eliminated in consolidation.

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

The following table reflects the activity in the Notes’ liability account for the three and six-month periods ended December 31, 2004 and 2003 (in thousands):

	Fiscal 2005 (Restated)	Fiscal 2004 (Restated)
Balance at beginning of period	$3,769	$2,656
Change in value of embedded derivative	(26)	1,764
Maturity of the DARTSSM	(3,743)	—

Balance at end of first quarter	$—	$4,420
Change in value of embedded derivative	—	1,056

Balance at end of second quarter	$—	$5,476

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

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted total assets (all as defined in 12 CFR 565 and 12 CFR 567). Management believes, as of December 31, 2004 and June 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004 and June 30, 2004, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

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

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and six-month periods ended December 31, 2004 and 2003 (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003 (Restated)	2004 (Restated)	2003 (Restated)
Net income	$4,541	$4,366	$20,429	$5,674

Weighted average shares outstanding – basic	17,181,347	17,099,973	17,158,916	17,080,410
Effect of dilutive securities:
Assumed exercise of stock options	155,728	184,272	96,138	194,276
Restricted stock	99,505	23,296	85,684	11,960

Weighted average shares outstanding – diluted	17,436,580	17,307,541	17,340,738	17,286,646

Earnings per share – basic	$0.27	$0.26	$1.19	$0.33

Earnings per share – diluted	$0.26	$0.25	$1.18	$0.33

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

The category “other consolidated entities” includes SWS Group and SWS Insurance. The three and six-month periods ended and as of December 31, 2003 include the balances of SWS Technologies. As SWS Technologies was dissolved in July 2004, the December 31, 2004 balances do not include balances from this entity. SWS Group is a holding company that owns various investments, including the investment in USHS common stock. SWS Group held the investment in Knight stock through June 30, 2004. See “-Marketable Equity Securities.” SWS Insurance facilitates the sale of insurance and annuities for customers of Southwest Securities and its correspondents. There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended December 31, 2004
Net revenues from external sources	$66,413	$86	$14,763	$(30)	$81,232
Net intersegment revenue (expense)	(754)	—	910	(156)	—
Net interest revenue (expense)	9,392	—	11,336	(3)	20,725
Depreciation and amortization	1,309	1	171	—	1,481
Income (loss) before income taxes and minority interest in consolidated subsidiaries	5,102	(38)	4,765	(2,489)	7,340
Net income (loss)	2,975	(25)	3,276	(1,685)	4,541
Segment assets	4,066,138	572	672,029	21,869	4,760,608
Expenditures for long-lived assets	559	—	566	1	1,126

Three months ended December 31, 2003 (Restated)
Net revenues from external sources	$61,708	$228	$11,784	$363	$74,083
Net intersegment revenue (expense)	(774)	—	802	(28)	—
Net interest revenue (expense)	7,118	—	8,455	(257)	15,316
Depreciation and amortization	1,352	1	159	39	1,551
Income (loss) before income taxes and minority interest in consolidated subsidiaries	5,116	27	4,347	(2,558)	6,932
Net income (loss)	3,077	18	2,933	(1,662)	4,366
Segment assets	3,970,760	1,637	620,052	20,230	4,612,679
Expenditures for long-lived assets	1,548	1	564	—	2,113

Six months ended December 31, 2004 (Restated)
Net revenues from external sources	$119,002	$234	$27,476	$19,143	$165,855
Net intersegment revenue (expense)	(1,501)	—	1,670	(169)	—
Net interest revenue (expense)	16,678	—	21,142	(23)	37,797
Depreciation and amortization	2,809	3	337	—	3,149
Income (loss) before income taxes and minority interest in consolidated subsidiaries	7,336	(33)	9,462	15,231	31,996
Net income (loss)	4,226	(22)	6,399	9,826	20,429
Segment assets	4,066,138	572	672,029	21,869	4,760,608
Expenditures for long-lived assets	1,213	—	1,021	1	2,235

Six months ended December 31, 2003 (Restated)
Net revenues from external sources	$115,679	$483	$24,182	$30	$140,374
Net intersegment revenue (expense)	(1,534)	—	1,601	(67)	—
Net interest revenue (expense)	13,859	—	18,191	(500)	31,550
Depreciation and amortization	2,622	3	310	76	3,011
Income (loss) before income taxes and minority interest in consolidated subsidiaries	4,461	101	9,079	(4,561)	9,080
Net income (loss)	2,531	66	6,067	(2,990)	5,674
Segment assets	3,970,760	1,637	620,052	20,230	4,612,679
Expenditures for long-lived assets	2,970	1	829	(256)	3,544

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

Guarantees.

In March 2002, SWS issued a loan guarantee for FSB Financial for $10,000,000. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25,000,000, up to a maximum of $35,000,000. At December 31, 2004, the Bank had loaned $33,450,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $8,450,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements, as FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5-Contingencies, SFAS No. 57-Related Party, and SFAS No. 107-Disclosure of Fair Value of Financial Instruments and rescission of Financial Accounting Standards Board Interpretation No. 34” (“FIN 45”) requires disclosure only of guarantees issued between parents and their subsidiaries. In addition to this guarantee, SWS has agreed to participate in FSB Financial’s $70.2 million line of credit with the Bank, up to $24.0 million.

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

ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment.” In December 2004, FASB issued a revised standard regarding share-based payments, SFAS No. 123R. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or service that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this statement are effective as of the beginning of the first interim period that begins after June 15, 2005. The effect of implementation on SWS’ financial statements for the three and six months ended December 31, 2004 would result in a decrease in net income of $100,000 and $307,000, respectively and a decrease of $0.01 in diluted earnings per share for the six months ended December 31, 2004. (see “-Stock Option and Restricted Stock Plans” for additional discussion)

SUBSEQUENT EVENTS

CSS. In January 2005, SWS forgave the $3.5 million loan made in fiscal 2003, converting it to an equity contribution. These investments were made to insure the continued operation of CSS while development of needed enhancements to the system were built.

Additionally, in January 2005, SWS did not participate in CSS’ equity offering because SWS is no longer dependent on CSS for enhancements to the system. SWS has developed many of the functions needed to run the CSS system in-house. Subsequent to the equity offering, which closed January 28, 2005, SWS will own 13.7% of CSS.

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

The assets of the 2005 Plan include investments in SWS Group, Inc., Westwood Holdings Group, Inc. (“WHG”) and company owned life insurance (“COLI”). Investments in SWS Group, Inc. stock continue to be carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. Investments in WHG stock continue to be carried at market value and recorded as securities owned. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition. As of December 31, 2004, all investments in the 1999 Plan were dissolved, except for the investments in SWS Group, Inc. and WHG stock. Proceeds from the liquidation were invested in COLI.

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

OVERVIEW

SWS Group, Inc. (“we,” “us,” “SWS,” or the “Company”) is primarily engaged in full-service securities brokerage primarily through Southwest Securities, Inc. (“Southwest Securities”), full-service commercial banking through Southwest Securities Bank (the “Bank”), and asset management. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period. Our business is subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “-Forward-Looking Statements.”

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

In pursuit of these goals, we closed our May Financial Corporation (“May Financial”) office in Brighton, Michigan in October 2004. As a result, we recognized approximately $553,000 in disposal costs in the second quarter of fiscal 2005. May Financial’s revenues represent 1% of our total consolidated revenues for the six months ended December 31, 2004. May Financial’s net loss for the six months ended December 31, 2004 was $591,000.

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

In fiscal 2005, we determined that our initial and periodic computation of the fair value of the embedded equity option in the DARTSSM obligation was incorrect. We erroneously calculated the value of the purchased put option component in the embedded equity collar as a purchased call option. The result of this accounting error was an overstatement of the DARTSSM obligation in the balance sheet and an understatement of income in fiscal 2001 through fiscal 2004. Because the DARTSSM obligation was overstated by $4.8 million at the beginning of fiscal 2005, we recorded $4.8 million in gain on the maturity of the DARTSSM obligation in the first quarter of fiscal 2005 that should have been recorded in previous years. Consequently, we restated our results for the first quarter of fiscal 2005 to eliminate the impact of the gain. We also restated our prior year financial statements to reflect the proper valuation of the embedded option. This restatement decreased net income in the first quarter of fiscal 2005 by $3,143,000 and increased net income by $110,000 and $135,000 in the three and six months ended December 31, 2004.

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

Maturity of DARTSSM. The DARTSSM matured June 30, 2004, at which time we delivered 373,550 shares of Knight stock to the DARTSSM holders in satisfaction of our obligation in accordance with the terms of the governing agreements. Delivery of the Knight shares upon maturity of this obligation resulted in a gain of $18,732,000, equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the issuance date of the DARTSSM (i.e. the hedging date). See “-Exchangeable Subordinated Notes” in the Notes to the Consolidated Financial Statements.

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

In January 2005, we did not participate in CSS’ equity offering because we are no longer dependent on CSS for enhancements to the system. We have developed many of the functions needed to run the CSS system in-house. Subsequent to the equity offering, we will own 13.7% of CSS.

For the three and six-month periods ended December 31, 2004, based on our percentage of ownership, our pro-rata share of CSS’ losses was $886,000 and $1,654,000, respectively, which was greater than the $721,000 and $1,443,000, respectively, invested during the three and six months ended December 31, 2004 by $165,000 and $211,000, respectively. From inception of the loan to date, our pro-rata share of losses of $7,110,000 was greater than the $6,386,000 loaned and invested by $724,000. As a result, there is no recorded equity investment or loan receivable from CSS at December 31, 2004.

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

RESULTS OF OPERATIONS

Net income for the three and six-month period ended December 31, 2004 was $4,541,000 and $20,429,000, representing an increase in income over the comparable three and six-month periods ended December 31, 2003 of $175,000 and $14,755,000, respectively. The three and six-month periods ended December 31, 2004 contained 63 and 131 trading days, respectively. The comparable periods of fiscal 2004 contained 67 and 130 days, respectively.

Our pretax income was $7,340,000 and $31,996,000 for the three and six months ended December 31, 2004 as compared to $6,932,000 and $9,080,000 for the comparable periods of fiscal 2004.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-month period ended December 31, 2004 compared to the three and six-month period ended December 31, 2003 (dollars in thousands):

	Three Months Ended		Six Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$(1,285)	(26)%	$(2,894)	(28)%
Commissions	(2,165)	(8)	(4,798)	(10)
Net interest	5,409	35	6,247	20
Investment banking, advisory and administrative fees	557	9	1,359	11
Net gains on principal transactions	(2,616)	(43)	16,247	171
Other	(1,770)	(26)	(1,810)	(15)

	(1,870)	(3)	14,351	12

	Three Months Ended		Six Months Ended
	Amount	%	Amount	%
Operating expenses:
Commissions and other employee compensation	(697)	(2)	(1,955)	(3)
Occupancy, equipment and computer service costs	(465)	(6)	(985)	(7)
Communications	(247)	(7)	(312)	(5)
Floor brokerage and clearing organization charges	(94)	(6)	(280)	(8)
Advertising and promotional	129	13	167	9
Other	(904)	(10)	(5,200)	(27)

	(2,278)	(4)	(8,565)	(7)

Pretax income	$408	6%	$22,916	252%

Net revenues decreased in the three months ended December 31, 2004 when compared to the prior year period by 1,870,000. This is primarily a result of decrease in clearing, commissions and trading revenues offset by an increase in net interest revenue. The decrease in clearing revenue is due to the departure of a significant clearing client at the beginning of the quarter. This customer produced revenue of $996,000 in the December quarter of last year versus $118,000 in the current year quarter. The departure of certain brokers in the Private Client Group and reduced commissions in the fixed income area were the primary drivers of the decrease in commissions revenue. Trading revenue decreased due to the closing of the Brighton, Michigan office which accounted for approximately half of the total decrease in trading revenue. Net interest revenue increased due to increases in the margin and stock lending balances as well as an increase in the Bank’s average loans outstanding.

Net revenues increased for the first half of fiscal 2005 by $14.4 million. The largest components of the increase were in net interest revenue and net gains on principal transactions, which were up $6.2 million and $16.2 million, respectively. Net interest revenue increased due to increases in margin and stock lending balances as well as an increase in the Bank’s average loans outstanding and a decrease in average interest bearing liabilities. The increase in net gains on principal transactions is due primarily to the $18.7 million gain attributable to the DARTSSM maturity.

Operating expenses decreased $2.3 million and $8.6 million for the three and six months ended December 31, 2004, respectively. The largest decreases were in commissions and other employee compensation, occupancy and equipment and other expenses for the three and six month periods. The decrease in commissions and other employee compensation is due primarily to decreases in commissions and incentive compensation resulting from reduced business line profitability. The decrease in occupancy and equipment is due to the maturity of our capital lease obligations and the expiration of several operating leases for which we either purchased or returned the equipment. The decrease in other expenses for the six month period was due primarily to a decrease in legal expenses from the resolution of cases open at the end of the same period last year, a decrease in other tax expenses, a decrease in fees paid to regulators and the release of reserves related to Southwest Clearing Corporation (“Southwest Clearing”), which was dissolved in July 2004. The decrease in other expenses for the three month period was due primarily to a decrease in fees paid to regulators.

Net Revenues from Clearing Operations. Net revenues from clearing decreased $1.3 million and $2.9 million, respectively, when compared to the three and six months ended December 31, 2003. Net clearing revenues decreased due to the departure of a significant clearing client, which led to a reduction in the tickets processed in the December 2004 quarter. We processed 2,421,960 and 7,292,442 in the three and six month periods ended December 31, 2004 compared to the 7,147,107 and 16,203,080 in the same periods last year. Revenue per ticket, however, increased 119% and 60% for the three and six-month periods in fiscal 2005 compared to the same period last year due to changes in the mix of clearing transactions. Revenue per transaction was $1.54 and $1.01 for the three and six month periods of fiscal 2005 versus $0.70 and $0.63 for the comparable periods of fiscal 2004. Correspondent count at December 31, 2004 was 221 verses 232 at December 31, 2003.

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

The components of interest earnings are as follows for the three and six-month periods ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Interest revenue:
Customer margin accounts	$5,511	$4,411	$10,093	$7,975
Assets segregated for regulatory purposes	1,793	1,161	3,076	2,359
Stock borrowed	15,659	6,914	24,681	13,603
Bank loans	13,949	10,103	25,816	21,877
Other	1,255	1,150	1,853	2,328

	$38,167	$23,739	$65,519	$48,142

Interest expense:
Customer funds on deposit	$1,757	$767	$2,823	$1,584
Stock loaned	12,440	5,092	19,099	9,483
Bank deposits	1,837	1,606	3,335	3,528
Federal Home Loan Bank advances	374	258	759	509
Notes Payable	619	141	952	225
Other	415	559	754	1,263

	17,442	8,423	27,722	16,592

Net interest	$20,725	$15,316	$37,797	$31,550

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

Interest revenue from assets segregated for regulatory purposes increased even though average balances decreased as the average interest rate earned on these investment for the second quarter of fiscal 2004 was 0.97% while the average interest rate earned on these investment for the second quarter of fiscal 2005 was 1.81%.

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

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended Fiscal 2005 compared to Fiscal 2004
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$730	$669	$44	$17
Real estate - construction	709	325	309	75
Commercial	637	301	305	31
Individual	1,298	3,035	(939)	(798)
Land	472	228	173	71
Investments	(276)	(293)	164	(147)

	$3,570	$4,265	$56	$(751)

Interest expense:
Certificates of deposit	$(293)	$(383)	$134	$(44)
Money market accounts	5	(3)	9	(1)
Interest-bearing demand accounts	(296)	(353)	378	(321)
Savings accounts	815	94	12	709
Federal Home Loan Bank advances	116	215	(61)	(38)
Notes payable	478	429	12	37

	825	(1)	484	342

Net interest income	$2,745	$4,266	$(428)	$(1,093)

	Six months ended Fiscal 2005 compared to Fiscal 2004
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$(456)	$(466)	$11	$(1)
Real estate - construction	1,035	619	342	74
Commercial	1,172	733	390	49
Individual	1,430	4,991	(2,080)	(1,481)
Land	758	360	303	95
Investments	(372)	(421)	196	(147)

	$3,567	$5,816	$(838)	$(1,411)

Interest expense:
Certificates of deposit	$(892)	$(1,063)	$288	$(117)
Money market accounts	2	(5)	7	__
Interest-bearing demand accounts	(634)	(706)	480	(408)
Savings accounts	1,331	322	11	998
Federal Home Loan Bank advances	250	413	(65)	(98)
Notes payable	727	730	(1)	(2)

	784	(309)	720	373

Net interest income	$2,783	$6,125	$(1,558)	$(1,784)

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

Other Revenue. Other revenue decreased approximately $1.8 million for both the three and six-month periods ended December 31, 2004 compared to the three and six-month periods ended December 31, 2003. The decrease for the three-month period is primarily due to the receipt of USHS stock in October of 2003 that resulted in a gain of $1.1 million and the tender of half our stake in Archipelago that resulted in a gain of $903,000. These did not occur in 2004. The decrease was also due to the $1.3 million decrease from fees collected from customers for regulatory fee reimbursement. The decrease was offset by increased revenues from insurance products and other operating revenues of $630,000. The remainder of the offset was due to gains on the fluctuation in market value of assets held in SWS’ deferred compensation plan, reduced repurchase losses at the Bank and miscellaneous bank fees.

The decrease for the six-month period is due primarily to the decrease from fees collected from customers for regulatory fee reimbursement of $3.0 million, offset by increased fees received from insurance products and miscellaneous bank fees.

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

Other Expense. The decrease in other expenses of $904,000 for the second quarter of fiscal 2005 when compared to the same period in fiscal 2004 was due to a reduction in our NASD trade activity fee and legal fees of $1 million, a decrease of $1.3 million for fees paid to regulators offset by increased loan loss provisions at FSB Financial of $800,000 and $400,000 of consulting fees primarily for Sarbanes-Oxley Section 404 compliance. Contributing to the offset is the $169,000 reclassified in fiscal 2004 from other comprehensive income under SFAS No. 133. With the maturity of the DARTSSM, no amounts were reclassified in fiscal 2005.

The decrease in other expense for the six months period ended December 31, 2004 was $5.2 million compared to the same period of last fiscal year. The decrease was due to a reduction in our NASD trade activity fee and legal fees of $1.6 million, as well as a $3.0 decrease for fees paid to regulators offset by increased loan loss provisions primarily at FSB Financial of $200,000 and $400,000 of consulting fees primarily for Sarbanes-Oxley Section 404 compliance. Contributing to the offset is the $207,000 reclassified in fiscal 2004 from other comprehensive income under SFAS No. 133. With the maturity of the DARTSSM, no amounts were reclassified in fiscal 2005. Additionally, there was a decrease in other taxes of $0.8 million. We finalized a state gross receipts tax refund claim of approximately $200,000 and released related accruals. Finally, we had a decrease of $0.6 million in other expenses related to the release of reserves and professional services no longer needed for Southwest Clearing, which was dissolved in July 2004.

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

Loans receivable at December 31, 2004 and June 30, 2004 are summarized as follows (in thousands):

	December 31, 2004	June 30, 2004
Real estate – mortgage	$167,213	$135,307
Real estate – construction	138,160	140,330
Commercial	176,131	155,290
Individuals	96,726	69,133
Land	59,144	41,980

	$637,374	$542,040

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

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of December 31, 2004 and June 30, 2004 are as follows (dollars in thousands):

	December 31, 2004	June 30, 2004
Loans accounted for on a non-accrual basis	$7,814	$4,646

Non-performing loans as a percentage of total gross loans	1.32%	0.96%

Loans past due 90 days or more, not included above	$699	$599

Troubled debt restructurings	$1,858	$2,280

An analysis of the allowance for probable loan losses for the three-month and six-month periods ended December 31, 2004 and 2003 is as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Balance at beginning of period	$4,627	$4,721	$4,643	$4,421
Charge-offs – individual	(753)	(859)	(1,441)	(1,622)
Charge-offs – real-estate - construction	—	(45)	—	(45)
Charge-offs – real-estate – mortgage	—	(26)	—	(26)
Charge-offs – commercial, financial and agricultural	—	(47)	—	(56)
Recoveries – individual	45	28	71	59

Net charge-offs	(708)	(949)	(1,370)	(1,690)
Additions charged to operations	1,473	838	2,119	1,879

Balance at end of period	$5,392	$4,610	$5,392	$4,610

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.21%	0.23%	0.34%

The allowance for probable loan losses is applicable to the following types of loans as of December 31, 2004 and June 30, 2004 (dollars in thousands):

	December 31, 2004		June 30, 2004
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,432	27.6%	$1,473	28.7%
Real estate - construction	879	21.6	799	25.8
Real estate – mortgage & land	1,310	35.5	1,347	32.7
Individuals	1,771	15.3	1,024	12.8

	$5,392	100.0%	$4,643	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three and six-month periods ended December 31, 2004 and 2003 can be found in this Report under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $29,638,000 and $30,425,000 at December 31, 2004 and June 30, 2004, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers.

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

FSB Financial also has a line of credit with the Bank. The total credit line is $70.2 million of which FSB Financial has drawn $56.7 million. $9.4 million is provided by participations from third parties and $13.85 million is provided by participations from SWS Group, Inc. The loan bears interest at prime plus 1.5% and matures March 22, 2005. SWS Group, Inc. guarantees $10 million of this credit line to the Bank. See “-Commitments and Contingencies – Guarantees” in the Notes to the

Consolidated Financial Statements contained in this Report. The portion of the credit line from the Bank and SWS Group to FSB Financial is eliminated in consolidation.

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

Cash Flow

Net cash used in operating activities was $93,862,000 for the six months ended December 31, 2004 compared to net cash provided by operating activities of $125,687,000 for the six months ended December 31, 2003. The two primary reasons for the use of cash was increased broker, dealer and clearing organization accounts of $59,854,000 and increased investment in securities owned of $52,071,000.

Net cash used in investing activities for the six-month period ended December 31, 2004 was $65,909,000 compared to cash used in investing activities of $17,072,000 for the six-month period ended December 31, 2003. The change from the prior comparable period was due primarily to increased mortgage funding.

Net cash flows provided by financing activities totaled $88,583,000 for the six-month period ended December 31, 2004 compared to cash used in financing activities of $26,439,000 for the six-month period ended December 31, 2003. The primary difference was the increase in the amount of short-term borrowings needed in fiscal 2005 compared to fiscal 2004.

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

Interest Rate Risk / Brokerage Group. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	4.44%
+200	2.96%
+100	1.49%
0	0%
-100	-1.73%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at December 31, 2004:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$503,303	$42,164	$66,944	$30,355
Securities and FHLB Stock	3,120	—	—	269
Interest Bearing Deposits	1,892	—	—	—

Total Earning Assets	508,315	42,164	66,944	30,624

Interest Bearing Liabilities:
Transaction Accounts and Savings	377,860	—	—	—
Certificates of Deposit	32,275	44,569	17,576	9,236
Borrowings	61,048	—	6,086	25,425

Total Interest Bearing Liabilities	471,183	44,569	23,662	34,661

GAP	37,132	(2,405)	43,282	(4,037)
Cumulative GAP	37,132	34,727	78,009	73,972

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

In the course of filing our fiscal 2005 Form 10-K, management determined that an accounting error existed in the application of SFAS 133 to our DARTSSM securities. This error resulted in the restatement of our 2001, 2002, 2003 and 2004 annual consolidated financial statements and December 31, 2004 interim consolidated financial statements. The DARTSSM were our only financial instrument subject to the provisions of SFAS 133, they matured on the fourth day of our 2005 fiscal year and no other transaction arose during the year or existed at the assessment date related to the provisions of SFAS 133. Additionally, we have no expectation of entering into derivative transactions in the future. Consequently, management assessed the impact of this error on internal control over financial reporting and determined that no material weakness in internal control over financial reporting existed at December 31, 2004.

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

The following table provides information about purchases by SWS during the quarter ended December 31, 2004 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans (2)
9/25/04 to 10/29/04	1,300	$16.67	—	500,000
10/30/04 to 11/27/04	575	19.83	—	500,000
11/28/04 to 12/31/04	129	22.11	—	500,000

	2,004	$19.99	—

(1)	Amounts represent shares purchased under our Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”), established by SWS in July 1999. The Deferred Compensation Plan was established for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the Deferred Compensation Plan consist of employee pre-tax contributions and matching contributions by SWS up to a specified limit. Participants can invest in SWS’ common stock or a variety of mutual funds. If SWS’ common stock is elected, the Deferred Compensation Plan trustee purchases the necessary shares in the open market. The SWS stock purchased is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of our consolidated statements of financial condition. No more than 200,000 shares of stock may be issued pursuant to the Deferred Compensation Plan and the Deferred Compensation Plan will terminate on June 30, 2009. See the “-Subsequent Events” footnote in the Notes to the Consolidated Financial Statements contained in this report for discussion regarding the 2005 Deferred Compensation Plan approved by the shareholders on November 10, 2004. The 2005 Deferred Compensation Plan was effective as of January 1, 2005.

(2)	Represents 500,000 shares available for purchase under a stock repurchase program approved by our Board of Directors pursuant to which SWS has authorization, which will expire on December 31, 2005, to repurchase 500,000 shares. No shares were repurchased under the Stock Repurchase Program in the quarter ended December 31, 2004.

Item 3.	Defaults upon Senior Securities

None Reportable.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 10, 2004. The following directors were elected at the meeting:

Nominees	For	Withheld	Abstain
Don A. Buchholz	13,449,448	900,168	—
Donald W. Hultgren	13,460,157	889,459	—
Brodie L. Cobb	13,236,331	1,113,285	—
J. Jan Collmer*	13,455,940	893,676	—
Ronald W. Haddock	13,447,047	902,569	—
R. Jan LeCroy	13,237,527	1,112,089	—
Frederick R. Meyer	13,390,715	958,901	—
Jon L. Mosle, Jr.	13,298,612	1,051,004	—

*	Effective November 11, 2004, J. Jan Collmer resigned as a member of SWS’ Board of Directors.

There was one other matter on which the shareholders voted. The results were as follows:

	For	Against	Abstain	Not Voted
Approval of the 2005 Deferred Compensation Plan	10,280,689	1,237,005	13,316	2,818,606

Item 5.	Other Information

None reportable.

Item 6.	Exhibits

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