Form 10-Q/A
period 2005-03-24
SWS GROUP INC
filed 2005-11-01
CIK 878520

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A includes restated unaudited consolidated financial statements for the three months and nine months ended March 24, 2005 and March 26, 2004 which supersedes the Company’s previously issued unaudited consolidated financial statements for those interim periods. For information regarding the restatement, see RESTATEMENT FOR STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, contained herein. This Amendment No. 1 also includes related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures” and other changes throughout that are intended to conform the disclosure herein to that included with the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2005. Except as otherwise specifically noted, all information contained herein is as of March 24, 2005 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2005 (except that certain exhibits that were previously filed with the Form 10-Q have been incorporated herein by reference to that Form 10-Q).

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 24, 2005 and June 25, 2004

(In thousands, except par values and share amounts)

(Unaudited)

	March	June
		(Restated)
Assets
Cash and cash equivalents	$33,840	$88,589
Assets segregated for regulatory purposes	358,143	367,070
Marketable equity securities available for sale	2,647	7,038
Receivable from brokers, dealers and clearing organizations	3,271,714	3,107,287
Receivable from clients, net	381,136	421,799
Loans held for sale, net	145,098	79,083
Loans, net	564,021	462,957
Securities owned, at market value	202,572	136,199
Securities purchased under agreements to resell	70,480	4,909
Goodwill	11,645	8,183
Other assets	72,604	57,844

	$5,113,900	$4,740,958

Liabilities and Stockholders’ Equity
Short-term borrowings	$64,400	$—
Payable to brokers, dealers and clearing organizations	3,201,518	3,050,748
Payable to clients	660,387	691,456
Deposits	525,531	501,094
Securities sold, not yet purchased, at market value	147,288	88,957
Drafts payable	36,864	32,212
Advances from Federal Home Loan Bank	118,419	36,576
Other liabilities	96,589	82,968
Exchangeable subordinated notes	—	3,769

	4,850,996	4,487,780
Minority interest in consolidated subsidiaries	1,079	2,396
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 17,956,032 and outstanding 17,302,302 shares at March 24, 2005; issued 17,817,444 and outstanding 17,109,925 shares at June 25, 2004	1,795	1,781
Additional paid-in capital	248,440	245,391
Retained earnings	20,419	425
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $231 at March 24, 2005 and $6,910 at June 25, 2004	431	12,833
Deferred compensation, net	420	834
Treasury stock (653,730 shares at March 24, 2005 and 707,519 shares at June 25, 2004, at cost)	(9,680)	(10,482)

Total stockholders’ equity	261,825	250,782
Commitments and contingencies

	$5,113,900	$4,740,948

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and nine months ended March 24, 2005 and March 26, 2004

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
		(Restated)	(Restated)	(Restated)
Net revenues from clearing operations	$3,306	$4,678	$10,697	$14,964
Commissions	19,408	24,753	62,937	73,080
Interest	42,706	23,013	108,225	71,154
Investment banking, advisory and administrative fees	7,084	7,765	20,390	19,711
Net gains on principal transactions	4,551	5,087	30,323	14,612
Other	4,931	6,390	15,269	18,538

	81,986	71,686	247,841	212,059

Commissions and other employee compensation	34,423	37,399	101,769	106,699
Interest	21,880	8,003	49,602	24,595
Occupancy, equipment and computer service costs	6,262	7,002	19,828	21,553
Communications	2,495	3,442	8,680	9,939
Floor brokerage and clearing organization charges	1,177	1,381	4,346	4,830
Advertising and promotional	568	745	2,493	2,504
Other	6,373	10,128	20,319	29,274

	73,178	68,100	207,037	199,394

Income before income tax expense and minority interest in consolidated subsidiaries	8,808	3,586	40,804	12,665
Income tax expense	3,104	1,806	14,156	4,690

Income before minority interest in consolidated subsidiaries	5,704	1,780	26,648	7,975
Minority interest in consolidated subsidiaries	(111)	(299)	(626)	(820)

Net income	5,593	1,481	26,022	7,155
Other comprehensive income (loss):
Net holding gains and losses arising during the three and nine months ended March 24, 2005, net of tax of $58 and $327 and the three and nine months ended March 26, 2004, net of tax of ($300) and $1,056	(114)	(561)	52	2,668
Reclassification for hedging activities, net of tax of $9 for the nine months ended March 24, 2005 and $284 and $781 for the three and nine months ended March 26, 2004	—	527	17	(1,450)
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	—	—	(12,471)	—

Net income (loss) recognized in other comprehensive income	(114)	(34)	(12,402)	1,218

Comprehensive income	$5,479	$1,447	$13,620	$8,373

Earnings per share - basic
Net income	$0.32	$0.09	$1.51	0.42

Weighted average shares outstanding – basic	17,275,934	17,121,144	17,194,927	17,097,709

Earnings per share – diluted
Net income	$0.32	$0.09	$1.50	$0.41

Weighted average shares outstanding – diluted	17,501,027	17,288,986	17,389,953	17,291,930

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 24, 2005 and March 26, 2004

(In thousands)

(Unaudited)

	For the Nine Months Ended
	March 24, 2005	March 26, 2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$26,022	$7,155
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,666	4,623
Amortization of discounts on loans purchased	(808)	(831)
Provision for doubtful accounts	3,550	3,241
Deferred income tax expense (benefit)	(3,282)	837
Deferred compensation	779	754
Gain on sale of loans	(593)	(1,502)
Loss on sale of fixed assets	48	—
(Gain) loss on sale of real estate	(214)	430
Gain on delivery of Knight shares in settlement of DARTSSM obligation	(18,732)	—
Reclassification from other comprehensive income under SFAS No. 133	—	(221)
Equity in undistributed losses on investments	612	4,088
Net change in minority interest in consolidated subsidiaries	(1,317)	511
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	8,927	62,487
Net change in broker, dealer and clearing organization accounts	(13,657)	64,665
Net change in client accounts	9,074	(149,438)
Net change in loans held for sale	(66,015)	103,757
Increase in securities owned	(65,900)	(38,393)
Increase in securities purchased under agreements to resell	(65,571)	(32,348)
(Increase) decrease in other assets	(2,892)	6,054
Increase in drafts payable	4,652	1,220
Increase in securities sold, not yet purchased	58,331	56,818
Increase (decrease) in other liabilities	33	(6,926)

Net cash (used in) provided by operating activities	(122,287)	86,981

Cash flows from investing activities:
Purchase of fixed assets	(3,150)	(5,025)
Purchase of real estate	(2,471)	—
Proceeds from the sale of fixed assets	54	—
Proceeds from the sale of real estate	9,883	11,092
Loan originations and purchases	(415,734)	(347,956)
Loan repayments	307,998	282,593
Cash paid for purchase of O’Connor & Company Securities, Inc., net of cash acquired	(586)	(539)
Cash paid on investments	(1,443)	(3,596)
Cash received from investments	180	40
Cash paid for additional investment in FSB Financial & FSBF	(3,000)	—
Gain on sale of subsidiary	—	(1,082)
Sales of Federal Home Loan Bank stock	—	6,700
Purchases of Federal Home Loan Bank stock	(3,428)	(78)

Net cash used in investing activities	(111,697)	(57,851)

Cash flows from financing activities:
Payments on short-term borrowings	(1,520,415)	(1,217,700)
Cash proceeds from short-term borrowings	1,584,815	1,233,300
Payments on capital leases	(253)	(743)
Increase (decrease) in deposits	24,437	(5,908)

	For the Nine Months Ended
	March 24, 2005	March 26, 2004
	(Restated)	(Restated)
Increase (decrease) in advances from Federal Home Loan Bank	81,843	(29,743)
Cash proceeds from notes payable - Bank	13,700	15,925
Cash paid on notes payable - Bank	(1,500)	—
Cash paid on note payable	(165)	—
Payment of cash dividends on common stock - SWS Group	(5,207)	(5,113)
Net proceeds from exercise of stock options	1,983	1,416
Proceeds related to Deferred Compensation Plan	235	140
Purchase of treasury stock	(238)	(140)

Net cash provided by (used in) financing activities	179,235	(8,566)

Net (decrease) increase in cash	(54,749)	20,564
Cash at beginning of period	88,589	74,706

Cash at end of period	$33,840	$95,270

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$948	$930

Delivery of Knight shares in settlement of DARTSSM obligation	$18,732	$—

Removal from escrow marketable equity securities	$—	$1,082

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$57,278	$25,053

Taxes	$10,300	$5,300

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

SWS Technologies was dissolved in July 2004.

RESTATEMENT FOR STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended In fiscal 2005, SWS determined that its initial and periodic computation of the fair value of the embedded equity options in the DARTSSM obligation was incorrect. SWS erroneously calculated the value of the purchased put option component in the embedded equity collar as a purchased call option. The result of this accounting error was an overstatement of the DARTSSM obligation in the balance sheet and an understatement of income in fiscal 2001 through fiscal 2004. Because the DARTSSM obligation was overstated by $4.8 million at the beginning of fiscal 2005, SWS recorded $4.8 million in gain on the maturity of the DARTSSM obligation in the first quarter of fiscal 2005 that should have been recorded in previous years. Consequently, SWS restated its results for the first quarter of fiscal 2005 to eliminate the impact of the gain. SWS also restated its prior year financial statements to reflect the proper valuation of the embedded option. This restatement decreased net income in the first quarter of fiscal 2005 by $3,143,000 and increased net income by $135,000 in the nine months ended March 26, 2004.

The effect of the revised presentation of the Statement of Financial Condition, the Statement of Income and Comprehensive Income and the Statement of Cash Flows are presented below:

	June 25, 2004
(in thousands)	Restated Amount	Previously Reported
Statement of Financial Condition:
Other assets	$57,844	$59,536
Total assets	4,740,958	4,742,650
Exchangeable subordinated notes	3,769	8,604
Total liabilities	4,487,780	4,492,615
Retained earnings	425	(2,718)
Total stockholders’ equity	250,782	247,639
Total liabilities and stockholders’ equity	4,740,958	4,742,650

	Nine Months Ended
	March 24, 2005		March 26, 2004
(in thousands)	Restated Amount	Previously Reported	Restated Amount	Previously Reported
Statements of Income and Comprehensive Income:
Other revenues	$15,269	$17,940	$18,538	$11,966
Total revenues	247,841	250,512	212,059	205,487
Other expenses	20,319	18,155	29,274	22,909
Total expenses	207,037	204,873	199,394	193,029
Income before income tax expense and minority interest in consolidated subsidiaries	40,804	45,639	12,665	12,458
Income tax expense	14,156	15,848	4,690	4,618
Income before minority interest in consolidated subsidiaries	26,648	26,791	7,975	7,840
Net income	26,022	29,165	7,155	7,020
Comprehensive income	13,620	16,763	8,373	8,238
Earnings per share-basic Net income	1.51	1.70	0.42	0.41
Earnings per share-diluted Net income	1.50	1.68	0.41	0.41
Statement of Cash Flows:
Net income	26,022	29,165	7,155	7,020
Deferred income tax benefit (expense)	(3,282)	(1,590)	837	756
Reclassification from other comprehensive income under SFAS No. 133	—	—	(221)	(14)
Gain on delivery of Knight shares in settlement of DARTSSM obligation	(18,732)	(23,567)	—	—

RESTATEMENT OF CASH FLOW STATEMENT

SWS has restated its Statement of Cash Flows for the three and nine months ended March 26, 2004 to reflect the gross cash receipts and disbursements for the Bank’s loans, real estate sales, investments in FHLB stock and notes payable transactions as required by SFAS 95 “Statement of Cash Flows.” The changes resulted in decreased cash from operations of $25.1 million. Cash flow from investing activities decreased $9.2 million. Cash flow from financing activities was decreased $15.9 million.

The effect of the revised presentation of cash flows from operating activities, cash flow from investing activities and cash flow from financing activities is presented below:

	Restated Amount	Previously Reported
Cash flow from operating activities	$86,981	$112,117
Cash flow from investing activities	(57,851)	(67,062)
Cash flow from financing activities	(8,566)	(24,491)

Net changes in cash	$20,564	$20,564

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

The following table illustrates the effect on net income and earnings per share if SWS had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
		(Restated)	(Restated)	(Restated)
Net income (loss):
As reported	$5,593	$1,481	$26,022	$7,155
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(205)	(402)	(913)

Pro forma	$5,498	$1,276	$25,620	$6,242

Earnings per share - basic:
As reported	$0.32	$0.09	$1.51	$0.42
Pro forma	0.32	0.07	1.49	0.37
Earnings per share - diluted:
As reported	$0.32	$0.09	$1.50	$0.41
Pro forma	0.31	0.07	1.47	0.36

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

To facilitate the continued enhancement of the CSS system, SWS entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000. In December 2003, SWS agreed to an additional equity investment of $2.9 million, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in equal quarterly installments and ultimately resulted in increasing SWS’ position in CSS to 30.22%. In January 2005, SWS forgave the $3.5 million loan made in fiscal 2003, converting it to an equity contribution. These investments were made to insure the continued operation of CSS while development of needed enhancements to the system were built.

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

SWS’ share of the undistributed losses of CSS for the three and nine months ended March 24, 2005 was $408,000 and $2,062,000, respectively. For the nine-month period ended March 24, 2005, SWS’ pro-rata share of CSS’ losses was greater than the $1,443,000 purchased by $619,000. From inception of the loan to date, SWS’ pro-rata percentage of losses of $7,518,000 was greater than the $6,386,000 loaned and invested by $1,132,000. As a result, there is no recorded equity investment or loan receivable from CSS at March 24, 2005. Because SWS declined to participate in CSS’ January 2005 equity offering, there were no equity contributions in the third quarter of fiscal 2005.

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

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at March 31, 2005 and June 30, 2004 are summarized as follows (in thousands):

	March	June
First mortgage loans (principally conventional):
Real estate	$293,030	$245,292
Construction	132,245	112,016

	425,275	357,308

Consumer and other loans:
Commercial	43,839	37,427
Other	105,026	78,241

	148,865	115,668

Factored receivables	8,320	6,415

	582,460	479,391
Unearned income	(13,040)	(11,791)
Allowance for probable loan losses	(5,399)	(4,643)

	$564,021	$462,957

Impairment of loans with a recorded investment of approximately $5,672,000 and $4,646,000 at March 31, 2005 and June 30, 2004, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures—an Amendment of FASB Statement No. 114.”

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 31, 2005 and March 31, 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Balance at beginning of period	$5,392	$4,610	$4,643	$4,421
Provision for loan losses	912	1,058	3,031	2,937
Loans charged to the allowance, net	(905)	(1,271)	(2,275)	(2,961)

Balance at end of period	$5,399	$4,397	$5,399	$4,397

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At March 24, 2005 and June 25, 2004, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	March	June
Securities owned
Corporate equity securities	$6,896	$12,451
Municipal obligations	48,244	28,904
U.S. Government and Government agency obligations	29,504	27,330
Corporate obligations	111,234	56,984
Other	6,694	10,530

	$202,572	$136,199

	March	June
Securities sold, not yet purchased
Corporate equity securities	$1,207	$2,949
Municipal obligations	486	509
U.S. Government and Government agency obligations	87,241	16,139
Corporate obligations	58,108	68,894
Other	246	466

	$147,288	$88,957

Certain of the above securities have been pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ business. Securities pledged as security deposits at clearing organizations were $5,074,000 and $4,339,000 at March 24, 2005 and June 25, 2004, respectively. Additionally, at March 24, 2005 and June 25, 2004, SWS had pledged firm securities valued at $112,000 and $377,000, respectively, in conjunction with securities lending activities.

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

SOFTWARE DEVELOPMENT

SWS was part of a development team that worked with CSS to design and test CSS’s new brokerage front and back office system. The implementation was completed in September 2002. In accordance with Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” all costs associated with the initial implementation of the system were expensed due to the pilot nature of the product. Because the product has been developed, is operating in a production environment and has proven its stability, and SWS has chosen to continue to use this product as its main source of brokerage front and back office automation, SWS capitalized approximately $20,000 and $373,000 of software development up-grade costs associated with the CSS technology platform for the three and nine months ended March 26, 2004. These capitalized costs are primarily labor related and are depreciated over a three-year period which began in the fourth quarter of 2003. No amounts were capitalized for the three and nine months ended March 24, 2005.

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

Deposits at March 31, 2005 and June 30, 2004 are summarized as follows (dollars in thousands):

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

The weighted average interest rate on deposits was approximately 2.55% at March 31, 2005 and 1.63% at June 30, 2004.

At March 31, 2005, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
Certificates of deposit, less than $100,000	$50,934	$9,696	$3,517	$6,500	$70,647
Certificates of deposit, $100,000 and greater	21,212	2,202	825	3,991	28,230

	$72,146	$11,898	$4,342	$10,491	$98,877

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At March 31, 2005 and June 30, 2004, advances from the FHLB were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$86,061	$1,586
Due within two years	11,811	1,239
Due within five years	3,269	16,222
Due within seven years	2,592	908
Due within ten years	3,590	6,298
Due within twenty years	11,096	10,323

	$118,419	$36,576

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $162 million of collateral value (as defined by the credit policy of the FHLB) in qualifying loans at March 31, 2005 (calculated at December 31, 2004). At June 30, 2004 (calculated at March 31, 2004), advances with interest rates from 2% to 8% were collateralized by approximately $84 million of collateral value in qualifying loans.

BANK BORROWINGS

On February 3, 2004, FSB Financial obtained a line of credit from a bank in the amount of $10 million. In December 2004, this line of credit was increased to $15 million. At March 31, 2005 and June 30, 2004, $15 million and $10 million, respectively, were outstanding on this line of credit. The note related to this line of credit matures on February 1, 2006. Interest is paid on a monthly basis at a rate of prime plus 0.75%.

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

On November 7, 2003, FSB Financial borrowed $5 million, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of SWS’ management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matures on May 7, 2005. Interest is paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate will not be more than 18%. The terms of the loan were no more favorable to the lenders than the terms of similar contemporaneous loans made available by non-affiliated lenders. At March 31, 2005 and June 30, 2004, $5 million was outstanding on this loan.

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

The following table reflects the activity in the Notes’ liability account for the three and nine-month periods ended March 24, 2005 and March 26, 2004 (in thousands):

	Fiscal 2005	Fiscal 2004
	(Restated)	(Restated)
Balance at beginning of period	$3,769	$2,656
Change in value of embedded derivative	(26)	1,764
Maturity of the DARTSSM	(3,743)	—

Balance at end of first quarter	$—	$4,420
Change in value of embedded derivative	—	1,056

Balance at end of second quarter	$—	$5,476
Change in value of embedded derivative	—	(811)

Balance at end of third quarter	$—	$4,665

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

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted total assets (all as defined in 12 CFR 565 and 12 CFR 567). Management believes, as of March 31, 2005 and June 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2005 and June 30, 2004, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005:
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

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and nine-month periods ended March 24, 2005 and March 26, 2004 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 24, 2005	March 26, 2004	March 24, 2005	March 26, 2004
		(Restated)	(Restated)	(Restated)
Net income	$5,593	$1,481	$26,022	$7,155

Weighted average shares outstanding – basic	17,275,934	17,121,144	17,194,927	17,097,709
Effect of dilutive securities:
Assumed exercise of stock options	134,102	123,210	107,722	171,888
Restricted stock	90,991	44,632	87,304	22,333

Weighted average shares outstanding – diluted	17,501,027	17,288,986	17,389,953	17,291,930

Earnings per share – basic	$0.32	$0.09	$1.51	$0.42

Earnings per share – diluted	$0.32	$0.09	$1.50	$0.41

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

The category “other consolidated entities” includes SWS Group and SWS Insurance. The three and nine-month periods ended and as of March 26, 2004 include the balances of SWS Technologies. As SWS Technologies was dissolved in July 2004, the March 24, 2005 balances do not include balances from this entity. SWS Group is a holding company that owns various investments, including the investment in USHS common stock. SWS Group held the investment in Knight stock through June 30, 2004. See “-Marketable Equity Securities.” SWS Insurance facilitates the sale of insurance and annuities for customers of Southwest Securities and its correspondents. There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended March 24, 2005
Net revenues from external sources	$64,541	$135	$16,592	$718	$81,986
Net intersegment revenue (expense)	(785)	—	938	(153)	—
Net interest revenue (expense)	8,432	—	12,430	(36)	20,826
Depreciation and amortization	1,300	1	215	—	1,516
Income (loss) before income taxes and minority interest in consolidated subsidiaries	2,607	91	5,905	205	8,808
Net income (loss)	1,356	55	4,100	82	5,593
Segment assets	4,333,101	637	755,638	24,524	5,113,900
Expenditures for long-lived assets	230	—	686	—	916
Three months ended March 26, 2004 (Restated)
Net revenues from external sources	$60,468	$261	$11,403	$(446)	$71,686
Net intersegment revenue (expense)	(756)	—	799	(43)	—
Net interest revenue (expense)	7,101	—	8,165	(256)	15,010
Depreciation and amortization	1,410	1	163	38	1,612
Income (loss) before income taxes and minority interest in consolidated subsidiaries	2,043	61	3,819	(2,337)	3,586
Net income (loss)	442	40	2,535	(1,536)	1,481
Segment assets	4,333,409	1,682	626,260	20,487	4,981,838
Expenditures for long-lived assets	1,211	—	270	—	1,481
Nine months ended March 24, 2005 (Restated)
Net revenues from external sources	$183,542	$370	$44,068	$19,861	$247,841
Net intersegment revenue (expense)	(2,286)	—	2,607	(321)	—
Net interest revenue (expense)	25,110	—	33,572	(59)	58,623
Depreciation and amortization	4,110	4	552	—	4,666
Income (loss) before income taxes and minority interest in consolidated subsidiaries	9,943	57	15,368	15,436	40,804
Net income (loss)	5,582	33	10,499	9,908	26,022
Segment assets	4,333,101	637	755,638	24,524	5,113,900
Expenditures for long-lived assets	1,442	—	1,707	1	3,150

	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Nine months ended March 26, 2004 (Restated)
Net revenues from external sources	$176,147	$744	$35,584	$(416)	$212,059
Net intersegment revenue (expense)	(2,290)	—	2,399	(109)	—
Net interest revenue (expense)	20,959	—	26,356	(756)	46,559
Depreciation and amortization	4,031	5	473	114	4,623
Income (loss) before income taxes and minority interest in consolidated subsidiaries	6,504	162	12,898	(6,899)	12,665
Net income (loss)	2,973	105	8,602	(4,525)	7,155
Segment assets	4,333,409	1,682	626,260	20,487	4,981,838
Expenditures for long-lived assets	4,180	1	1,100	(256)	5,025

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

ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment.” In December 2004, FASB issued a revised standard regarding share-based payments, SFAS No. 123R. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this statement are effective as of the beginning of the next fiscal year that begins after June 15, 2005. The effect of implementation on SWS’ financial statements for the three and nine months ended March 24, 2005 would result in a decrease in net income of $95,000 and $402,000, respectively and a decrease in diluted earnings per share of $0.01 and $0.03 for the three and nine month periods ended March 24, 2005. SWS has not determined its method of implementation of SFAS No. 123R. (see “-Stock Option and Restricted Stock Plans” for additional discussion)

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

In fiscal 2005, we determined that our initial and periodic computation of the fair value of the embedded equity option in the DARTSSM obligation was incorrect. We erroneously calculated the value of the purchased put option component in the embedded equity collar as a purchased call option. The result of this accounting error was an overstatement of the DARTSSM obligation in the balance sheet and an understatement of income in fiscal 2001 through fiscal 2004. Because the DARTSSM obligation was overstated by $4.8 million at the beginning of fiscal 2005, we recorded $4.8 million in gain on the maturity of the DARTSSM obligation in the first quarter of fiscal 2005 that should have been recorded in previous years. Consequently, we restated our results for the first quarter of fiscal 2005 to eliminate the impact of the gain. We also restated our prior year financial statements to reflect the proper valuation of the embedded option. This restatement decreased net income in the first quarter of fiscal 2005 by $3,143,000 and increased net income by $135,000 in the nine months ended March 26, 2005.

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

In January 2005, we did not participate in CSS’ equity offering because we are no longer dependent on CSS for enhancements to the system. We have developed many of the functions needed to run the CSS system in-house. Subsequent to the equity offering, we owned 13.7% of CSS.

For the three and nine-month periods ended March 24, 2005, based on our percentage of ownership, our pro-rata share of CSS’ losses was $408,000 and $2,062,000, respectively. The pro-rata share of loses was greater than the $1,443,000 invested during the nine months ended March 24, 2005 by $619,000. From inception of the loan to date, our pro-rata share of losses of $7,518,000 was greater than the $6,386,000 loaned and invested by $1,132,000.

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

RESULTS OF OPERATIONS

Net income for the three and nine-month period ended March 24, 2005 was $5,593,000 and $26,022,000, compared to income over the comparable three and nine-month periods ended March 26, 2004 of $1,481,000 and $7,155,000, respectively. The three and nine month periods ended March 24, 2005 contained 58 and 189 trading days, respectively. The comparable periods of fiscal 2004 contained 59 and 189 days, respectively.

Our pretax income was $8,808,000 and $40,804,000 for the three and nine months ended March 24, 2005 as compared to $3,586,000 and $12,665,000 for the comparable periods of fiscal 2004.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-month period ended March 24, 2005 compared to the three and nine-month period ended March 26, 2004 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$(1,372)	(29)%	$(4,267)	(29)%
Commissions	(5,345)	(22)	(10,143)	(14)
Net interest	5,816	39	12,064	26
Investment banking, advisory and administrative fees	(681)	(9)	679	3
Net gains on principal transactions	(536)	(11)	15,711	108
Other	(1,459)	(23)	(3,269)	(18)

	(3,577)	(6)	10,775	6

Operating expenses:
Commissions and other employee compensation	(2,976)	(8)	(4,930)	(5)
Occupancy, equipment and computer service costs	(740)	(11)	(1,725)	(8)
Communications	(947)	(28)	(1,259)	(13)
Floor brokerage and clearing organization charges	(204)	(15)	(484)	(10)
Advertising and promotional	(177)	(24)	(11)	—
Other	(3,755)	(37)	(8,955)	(31)

	(8,799)	(15)	(17,364)	(10)

Pretax income	$5,222	146%	$28,139	222%

Net revenues decreased in the three months ended March 24, 2005 when compared to the prior year period by $3.6 million. This is primarily a result of decreases in clearing, commissions and trading revenues and other revenues offset by an increase in net interest revenue. The decrease in clearing revenue is primarily due to the departure of a significant clearing client at the beginning of the second quarter. This customer produced revenue of $892,000 in the March quarter of last year versus no revenue in the current year quarter. The departure of certain brokers in the Private Client Group and reduced commissions in the fixed income area were the primary drivers of the decrease in commissions revenue. Trading revenue decreased due to the closing of the Brighton, Michigan office which accounted for approximately $1.8 million of the total $536,000 decrease in trading revenue. The decrease from May Financial was offset by an increase in mortgage trading profits of approximately $1.3 million. Net interest revenue increased due to increased spreads in the stock lending business as well as an increase in the Bank’s average loans outstanding. The decrease in other revenues is primarily due to the decrease for fees collected from customers for regulatory fee reimbursement.

Net revenues increased for the three quarters of fiscal 2005 by $10.8 million. The largest component of the increase was in net gains on principal transactions, which was up $15.7 million due primarily to the $18.7 million gain attributable to the DARTSSM maturity. This increase was offset by a decrease in other revenues primarily due to the decrease in fees collected from customers for regulatory fee reimbursement.

Operating expenses decreased $8.8 million and $17.4 million for the three and nine months ended March 24, 2005, respectively. The largest decreases were in commissions and other employee compensation, occupancy and equipment, communications and other expense for the three and nine month periods. The decrease in commissions and other employee compensation is due primarily to decreases in commissions and incentive compensation resulting from reduced business line profitability. The decrease in occupancy and equipment is due to the maturity of our capital lease obligations and the expiration of several operating leases for which we either purchased or returned the equipment. The decrease in communications is primarily due to the closing of the May Financial offices. The decrease in other expenses was due primarily to a decrease in legal expenses from the resolution of cases open at the end of the same period last year, a decrease in fees paid to regulators and reduced losses on equity investments, primarily CSS.

Net Revenues from Clearing Operations. Net revenues from clearing decreased $1.4 million and $4.3 million, respectively, when compared to the three and nine months ended March 26, 2004. Net clearing revenues decreased due to the departure of a significant clearing client, which led to a reduction in the tickets processed in the March 2005 quarter. This client produced no net clearing revenues for the three months ended March 24, 2005 and revenues of $755,000 in the nine-month periods ended March 24, 2005 and $892,000 and $2,848,000 in net clearing revenues for the same comparable periods in fiscal 2004. We processed 1,768,825 and 9,061,267 trades in the three and nine month periods ended March 24, 2005 compared to the 6,461,974 and 22,665,054 trades in the same periods last year. Revenue per ticket, however, increased 160% and 79% for the three and nine-month periods in fiscal 2005 compared to the same period last year due to changes in the mix of clearing transactions. Revenue per transaction was $1.87 and $1.18 for the three and nine month periods of fiscal 2005 versus $0.72 and $0.66 for the comparable periods of fiscal 2004. Correspondent count at March 24, 2005 was 227 verses 219 at March 26, 2004.

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

Brokerage Group: For the three and nine months ended March 24, 2005, net interest income from the Brokerage Group accounted for approximately 14% and 13%, respectively, of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

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

Banking Group: Net interest revenue generated by the Bank accounted for approximately 21% and 17% of net revenue in the three and nine-month periods ended March 24, 2005. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and changes in the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended March 31, 2005 and March 31, 2004 (dollars in thousands):

	Three Months Ended
	March 31, 2005			March 31, 2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$155,239	$2,638	6.9%	$96,204	$1,453	6.1%
Real estate – construction	123,796	2,319	7.6	98,930	1,688	6.8
Commercial	214,937	4,262	8.0	187,526	3,132	6.7
Individual	93,948	5,159	22.3	58,241	2,840	19.5
Land	66,819	1,226	7.5	37,965	592	6.2
Investments	9,298	58	2.5	135,958	327	1.0

	664,037	$15,662	9.6%	614,824	$10,032	6.6%
Noninterest-earning assets:
Cash and due from banks	8,839			6,570
Other assets	14,329			7,439

	$687,205			$628,833

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$102,098	$845	3.4%	$122,300	$927	3.0%
Money market accounts	16,311	56	1.4	16,275	31	0.8
Interest-bearing demand accounts	54,610	163	1.2	14,081	29	0.8
Savings accounts	319,071	1,221	1.6	353,408	385	0.4
Federal Home Loan Bank advances	57,710	493	3.5	19,747	272	5.5
Notes payable	38,733	606	6.4	16,867	237	5.6

	588,533	3,384	2.3%	542,678	1,881	1.4%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	29,283			24,435
Other liabilities	6,129			5,191

	623,945			572,304
Stockholders’ equity	63,260			56,529

	$687,205			$628,833

Net interest income		$12,278			$8,151

Net yield on interest-earning assets			7.5%			5.4%

	Nine Months Ended
	March 31, 2005			March 31, 2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$151,028	$7,219	6.4%	$141,482	$6,490	6.1%
Real estate – construction	116,899	6,227	7.1	95,196	4,562	6.4
Commercial	197,844	11,253	7.6	174,596	8,951	6.8
Individual	85,309	13,597	21.2	50,949	9,848	25.8
Land	56,846	3,124	7.3	38,955	1,732	5.9
Investments	22,951	262	1.5	123,346	903	1.0

	630,877	$41,682	8.8%	624,524	$32,486	6.9%
Noninterest-earning assets:
Cash and due from banks	8,347			31,242
Other assets	13,097			9,788

	$652,321			$665,554

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$106,169	$2,576	3.2%	$162,039	$3,551	2.9%
Money market accounts	16,204	127	1.0	17,015	100	0.8
Interest-bearing demand accounts	54,476	360	0.9	245,688	860	0.5
Savings accounts	303,770	2,557	1.1	119,912	389	0.4
Federal Home Loan Bank advances	43,277	1,252	3.9	22,122	815	4.9
Notes payable	32,540	1,558	6.4	10,250	462	6.0

	556,436	8,430	2.0%	577,026	6,177	1.4%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	27,908			24,976
Other liabilities	6,102			7,863

	590,446			609,865
Stockholders’ equity	61,875			55,689

	$652,321			$665,554

Net interest income		$33,252			$26,309

Net yield on interest-earning assets			7.0%			5.6%

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

The increase in net gains on principal transactions of $15.7 million for the nine months ended March 24, 2005 is primarily due to the $18.7 million recognized upon the maturity of the DARTSSM, which represents the difference between the fair value of the Knight stock upon acquisition and the Knight stock on the hedging date. The gain on the DARTSSM transaction was offset by the closure of May Financial, which resulted in a $4.2 million reduction in trading revenues as well as a slight decrease in fixed income trading revenues for the nine-month period.

Other Revenue. Other revenue decreased approximately $1.5 million and $3.3 million, respectively, for the three and nine-month periods ended March 24, 2005 compared to the three and nine-month periods ended March 26, 2004. The decrease in the three-month period is primarily due to a $1 million gain last year from loan sales at FSB Financial and a decrease of $1.4 million for fees collected from customers for regulatory fee reimbursement offset by increased revenue from corporate investments of $862,000 and increased bank fees.

The decrease for the nine-month period is due primarily to a $1 million gain from FSB Financial loan sales, a gain of $1.1 million on the receipt of additional USHS stock, a $903,000 gain from the tender of Archipelago stock in fiscal 2004 and a decrease of $4.4 million for fees collected from customers for regulatory requirements offset by increased fees received from insurance products, revenues from corporate investments and miscellaneous bank fees.

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

Other Expense. The decrease in other expenses of $3,755,000 for the third quarter of fiscal 2005 compared to fiscal 2004 is due to a $1.6 million reduction in legal fees as we accrued $2.0 million of our settlement with the SEC and NYSE in the third quarter of fiscal 2004, a $1.4 million decrease in fees paid to regulators, a $1 million reduction in the provision for bad debts and loan losses from the recovery of one large bank loan and reduced losses from CSS, as well as reduced licenses and fees of $400,000. These reductions were offset by $400,000 in professional fees related to Sarbanes-Oxley Section 404 compliance.

The decrease in other expense for the nine months period ended March 24, 2005 was $9.0 million compared to the same period of last fiscal year. The decrease was due to a reduction in our licenses fees and legal fees of $3.6 million, reduced losses from CSS of $721,000, a decrease of $4.4 million in fees paid to regulators and reduced other taxes of $800,000 as we finalized a state gross receipts tax refund claim. Offsetting these reductions was a net increase in professional services fees of $645,000 from Sarbanes-Oxley Section 404 compliance. Contributing to the offset is the $207,000 reclassified in fiscal 2004 from other comprehensive income under SFAS No. 133. With the maturity of the DARTSSM, no amounts were reclassified in fiscal 2005.

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

Loans receivable at March 31, 2005 and June 30, 2004 are summarized as follows (in thousands):

	March 31, 2005	June 30, 2004
Real estate – mortgage	$195,169	$135,307
Real estate – construction	159,199	140,330
Commercial	193,701	155,290
Individuals	93,499	69,133
Land	67,551	41,980

	$709,119	$542,040

The following table shows the expected life of certain loans at March 31, 2005, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$131,396	$23,487	$4,316	$159,199
Commercial	31,956	74,922	86,823	193,701

Total	$163,352	$98,409	$91,139	$352,900

Amount of loans based upon:
Floating or adjustable interest rates	$161,071	$78,404	$72,648	$312,123
Fixed interest rates	2,281	20,005	18,491	40,777

Total	$163,352	$98,409	$91,139	$352,900

Loans may be classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. A standardized review process exists to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of March 31, 2005 and June 30, 2004 are as follows (dollars in thousands):

	March 31, 2005	June 30, 2004
Loans accounted for on a non-accrual basis	$5,672	$4,646

Non-performing loans as a percentage of total gross loans	0.87%	0.96%

Loans past due 90 days or more, not included above	$569	$599

Troubled debt restructurings	$2,069	$2,280

An analysis of the allowance for probable loan losses for the three-month and nine-month periods ended March 31, 2005 and March 31, 2004 is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Balance at beginning of period	$5,392	$4,610	$4,643	$4,421
Charge-offs – individual	(1,070)	(979)	(2,414)	(2,601)
Charge-offs – real-estate - construction	—	—	(81)	(45)
Charge-offs – real-estate – mortgage	—	—	—	(26)
Charge-offs – commercial, financial and agricultural	(567)	(336)	(583)	(392)
Recoveries – individual	32	44	103	103
Recoveries – commercial, financial and agricultural	700	—	700	—

Net charge-offs	(905)	(1,271)	(2,275)	(2,961)
Additions charged to operations	912	1,058	3,031	2,937

Balance at end of period	$5,399	$4,397	$5,399	$4,397

Ratio of net charge-offs during the period to average loans outstanding during the period	0.14%	0.27%	0.38%	0.59%

The allowance for probable loan losses is applicable to the following types of loans as of March 31, 2005 and June 30, 2004 (dollars in thousands):

	March 31, 2005		June 30, 2004
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,364	27.3%	$1,473	28.7%
Real estate - construction	1,023	22.4	799	25.8
Real estate – mortgage & land	1,216	36.9	1,347	32.7
Individuals	1,796	13.4	1,024	12.8

	$5,399	100.0%	$4,643	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three and nine-month periods ended March 31, 2005 and March 31, 2004 can be found in this Report under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $28,230,000 and $30,425,000 at March 31, 2005 and June 30, 2004, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers.

Advances from Federal Home Loan Bank. The Bank finances some of its short-term borrowing needs through advances from the FHLB. The following table represents advances from the FHLB which were due within one year, generally 2-7 days, during the three and nine-month periods ended March 31, 2005 and March 31, 2004 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2005		March 31, 2004		March 31, 2005		March 31, 2004
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$86,061	2.9%	$1,418	6.8%	$86,061	2.9%	$1,418	6.8%
Average during period	26,243	2.4%	1,418	6.8%	8,836	2.3%	4,947	2.6%
Maximum month-end balance during period	86,061	—	1,418	—	86,061	—	36,875	—

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

Cash Flow

Net cash used in operating activities was $122,287,000 for the nine months ended March 24, 2005 compared to net cash provided by operating activities of $86,981,000 for the nine months ended March 26, 2004. The primary reasons for the use of cash were increases in loans held for sale of $66,015,000, securities owned of $65,900,000, and securities purchased under agreements to resell of $65,571,000, all offset by increased securities sold, not yet purchased of $58,331,000.

Net cash used in investing activities for the nine-month period ended March 24, 2005 was $111,697,000 compared to cash used in investing activities of $57,851,000 for the nine-month period ended March 26, 2004. The change from the prior comparable period was due primarily to increased mortgage funding.

Net cash flows provided by financing activities totaled $179,235,000 for the nine-month period ended March 24, 2005 compared to cash used in financing activities of $8,566,000 for the nine-month period ended March 26, 2004. The primary differences were increases in deposits and advances from FHLB in fiscal 2005 compared to fiscal 2004.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	3.56%
+200	2.38%
+100	1.19%
0	0%
-100	-1.44%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at March 31, 2005:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$580,687	$40,999	$68,047	$24,785
Securities and FHLB Stock	5,992	—	—	269
Interest Bearing Deposits	8,251	—	—	—

Total Earning Assets	594,930	40,999	68,047	25,054

Interest Bearing Liabilities:
Transaction Accounts and Savings	391,435	—	—	—
Certificates of Deposit	30,414	41,731	16,241	10,491
Borrowings	125,111	—	11,811	20,547

Total Interest Bearing Liabilities	546,960	41,731	28,052	31,038

GAP	47,970	(732)	39,995	(5,984)

Cumulative GAP	47,970	47,238	87,233	81,249

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

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our trading portfolio, as well as marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$—	$10,579	$9,613	$27,566	$47,758
U.S. Government and Government agency obligations	5,246	(34,191)	(26,635)	(2,157)	(57,737)
Corporate obligations	(6,285)	6,197	16,912	36,302	53,126

Total debt securities	(1,039)	(17,415)	(110)	61,711	43,147
Corporate equity	—	—	—	5,689	5,689
Securities purchased under agreements to resell	—	37,578	32,902	—	70,480
Other	6,448	—	—	—	6,448

	$5,409	$20,163	$32,792	$67,400	$125,764

Weighted average yield
Municipal obligations	—%	3.1%	3.7%	4.0%	3.8%
U.S. Government and Government agency obligations	2.6%	4.0%	4.0%	5.1%	4.0%
Corporate obligations	2.6%	4.3%	4.7%	6.0%	4.9%
Securities purchased under agreements to resell	—%	3.9%	3.7%	—%	3.8%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$2,647	$2,647

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

In the course of filing our fiscal 2005 Form 10-K, management determined that an accounting error existed in the application of SFAS 133 to our DARTSSM securities. This error resulted in the restatement of our 2001, 2002, 2003 and 2004 annual consolidated financial statements and March 24, 2005 interim consolidated financial statements. The DARTSSM were our only financial instrument subject to the provisions of SFAS 133, they matured on the fourth day of our 2005 fiscal year and no other transaction arose during the year or existed at the assessment date related to the provisions of SFAS 133. Additionally, we have no expectation of entering into derivative transactions in the future. Consequently, management assessed the impact of this error on internal control over financial reporting and determined that no material weakness in internal control over financial reporting existed at March 24, 2005.

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

The following table provides information about purchases by SWS during the quarter ended March 24, 2005 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans (2)
1/1/05 to 1/28/05	—	$—	—	500,000
1/29/05 to 2/25/05	2,740	20.28	—	500,000
2/26/05 to 3/24/05	1,274	17.14	—	500,000

	4,014	$19.29	—

(1)	Amounts represent shares purchased under our 2005 Deferred Compensation Plan (the “2005 Plan”), established by SWS in July 1999. The 2005 Plan was established for eligible officers and employees to defer a portion of their bonus compensation and commissions. Contributions to the 2005 Plan consist of employee pre-tax contributions and matching contributions by SWS up to a specified limit. Participants can invest in SWS’ and Westwood Holdings Group, Inc. common stock or company owned life insurance. If SWS’ common stock is elected, the 2005 Plan trustee purchases the necessary shares in the open market. The SWS stock purchased is carried at cost and is held as treasury stock, with an offsetting deferred compensation liability in the equity section of our consolidated statements of financial condition. No more than 250,000 shares of stock may be issued pursuant to the 2005 Plan and the 2005 Plan will terminate on December 31, 2014. See the “—Deferred Compensation Plan” footnote in the Notes to the Consolidated Financial Statements contained in this report for discussion regarding the 2005 Plan which was approved by the shareholders on November 10, 2004. The 2005 Plan was effective as of January 1, 2005.

(2)	Represents 500,000 shares available for purchase under a stock repurchase program approved by our Board of Directors pursuant to which SWS has authorization, which will expire on December 31, 2005, to repurchase 500,000 shares. No shares were repurchased under the Stock Repurchase Program in the quarter ended March 24, 2005.

Item 3.	Defaults upon Senior Securities

None reportable.

Item 4.	Submission of Matters to a Vote of Security Holders

None reportable.

Item 5.	Other Information

None reportable.

Item 6.	Exhibits

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