Form 10-Q
period 2005-09-30
SWS GROUP INC
filed 2005-11-09
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November 4, 2005, there were 17,501,740 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2005 and June 24, 2005

(In thousands, except par values and share amounts)

(Unaudited)

	September	June
Assets
Cash	$27,255	$23,045
Assets segregated for regulatory purposes	320,546	330,788
Marketable equity securities available for sale	2,770	2,372
Receivable from brokers, dealers and clearing organizations	2,395,330	2,855,296
Receivable from clients, net	353,944	372,143
Loans held for sale, net	158,149	172,023
Loans, net	621,242	591,857
Securities owned, at market value	177,304	166,954
Securities purchased under agreements to resell	41,715	28,890
Goodwill	11,746	11,660
Other assets	71,444	76,116

	$4,181,445	$4,631,144

Liabilities and Stockholders’ Equity
Short-term borrowings	$82,200	$68,400
Payable to brokers, dealers and clearing organizations	2,259,136	2,755,076
Payable to clients	617,621	609,477
Deposits	629,966	587,978
Securities sold under agreements to repurchase	20,423	8,061
Securities sold, not yet purchased, at market value	108,120	106,163
Drafts payable	32,436	32,018
Advances from Federal Home Loan Bank	82,982	93,539
Bank borrowings	30,375	47,150
Other liabilities	45,265	56,346

	3,908,524	4,364,208

Minority interest in consolidated subsidiaries	1,193	1,166

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 17,986,460 and outstanding 17,406,679 shares at September 30, 2005; issued 17,977,240 and outstanding 17,329,779 shares at June 24, 2005	1,798	1,797
Additional paid-in capital	249,217	248,955
Retained earnings	29,333	23,920
Accumulated other comprehensive income – unrealized holding gain net of tax of $213 at September 30, 2005 and $74 at June 24, 2005	396	138
Deferred compensation, net	(130)	529
Treasury stock (579,781 shares at September 30, 2005 and 647,461 shares at June 24, 2005, at cost)	(8,886)	(9,569)

Total stockholders’ equity	271,728	265,770
Commitments and contingencies

	$4,181,445	$4,631,144

See accompanying Notes to Consolidated Financial Statements.

1

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three months ended September 30, 2005 and September 24, 2004

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended
	September 30, 2005	September 24, 2004
Net revenues from clearing operations	$3,717	$3,667
Commissions	21,070	19,225
Interest	56,868	27,352
Investment banking, advisory and administrative fees	9,176	6,847
Net gains on principal transactions	5,000	22,316
Other	5,968	5,216

	101,799	84,623

Commissions and other employee compensation	39,018	31,493
Interest	33,191	10,280
Occupancy, equipment and computer service costs	5,760	6,867
Communications	2,484	3,087
Floor brokerage and clearing organization charges	1,295	1,582
Advertising and promotional	689	832
Other	8,253	5,826

	90,690	59,967

Income before income tax expense and minority interest in consolidated subsidiaries	11,109	24,656
Income tax expense	3,983	8,506

Income before minority interest in consolidated subsidiaries	7,126	16,150
Minority interest in consolidated subsidiaries	(29)	(262)

Income before cumulative effect of a change in accounting principle	7,097	15,888
Cumulative effect of a change in accounting principle, net of tax of $40.	75	—

Net income	7,172	15,888
Other comprehensive income (loss):
Holding gains and losses net of tax of $139 and $(32) arising during the three months ended September 30, 2005 and September 24, 2004, respectively.	258	(161)
Reclassification for hedging activities, net of tax of $9.	—	17
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262.	—	(12,471)

Net income (loss) recognized in other comprehensive income	258	(12,615)

Comprehensive income	$7,430	$3,273

Earnings per share - basic
Income before cumulative effect of change in accounting principles	$0.41	$0.93
Cumulative effect of change in accounting principles	—	—

Net income	$0.41	$0.93

Weighted average shares outstanding – basic	17,328,934	17,139,822

Earnings per share – diluted
Income before cumulative effect of change in accounting principles	$0.41	$0.92
Cumulative effect of change in accounting principles	—	—

Net income	$0.41	$0.92

Weighted average shares outstanding – diluted	17,517,023	17,242,589

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2005 and September 24, 2004

(In thousands)

(Unaudited)

	For the Three Months Ended
	September 30, 2005	September 24, 2004
Cash flows from operating activities:
Net income	$7,172	$15,888
Cumulative effect of a change in accounting principle	(75)	—
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,456	1,668
Amortization of discounts on loans purchased	(71)	(367)
Provision for doubtful accounts	2,934	885
Deferred income tax benefit (expense)	1,082	(1,680)
Deferred compensation	525	89
Gain on sale of loans	(691)	(108)
(Gain) loss on sale of fixed assets	50	(8)
Loss on sale of real estate	89	24
Gain on delivery of Knight shares in settlement of DARTSSM obligation	—	(18,732)
Equity in undistributed losses on investments	11	566
Net change in minority interest in consolidated subsidiaries	27	144
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	10,242	(34,457)
Net change in broker, dealer and clearing organization accounts	(35,974)	(23,446)
Net change in client accounts	26,103	52,248
Net change in loans held for sale	13,874	(17,925)
Increase in securities owned	(10,350)	(51,883)
(Increase) decrease in securities purchased under agreements to resell	(12,825)	4,909
Decrease in other assets	3,035	784
Increase in drafts payable	418	183
Increase in securities sold, not yet purchased	1,957	19,472
Decrease in other liabilities	(11,440)	(447)
Windfall tax benefits	(24)	—

Net cash used in operating activities	(2,475)	(52,193)

Cash flows from investing activities:
Purchase of fixed assets	(830)	(1,109)
Purchase of real estate	(12)	(186)
Proceeds from the sale of fixed assets	76	9
Proceeds from the sale of real estate	1,110	604
Loan originations and purchases	(160,748)	(131,719)
Loan repayments	128,429	117,839
Cash paid for purchase of O’Connor	(86)	(175)
Cash paid on investments	(500)	(721)
Cash received on investments	—	20
Purchases of Federal Home Loan Bank stock	(63)	(47)

Net cash used in investing activities	(32,624)	(15,485)

Cash flows from financing activities:
Payments on short-term borrowings	(643,200)	(350,840)
Cash proceeds from short-term borrowings	657,000	367,640
Payments on capital leases	—	(253)
Increase (decrease) in deposits	41,988	(2,930)
Decrease in advances from Federal Home Loan Bank	(10,557)	(1,895)
Cash payments on notes payable – Bank	(16,787)	—
Cash proceeds on notes payable – Bank	—	2,500

	For the Three Months Ended
	September 30, 2005	September 24, 2004
Payment of cash dividends on common stock – SWS Group	(1,749)	(1,717)
Windfall tax benefits	24	—
Cash proceeds on securities sold under agreements to repurchase	12,362	—
Net proceeds from exercise of stock options	127	28
Proceeds related to the Deferred Compensation Plan	101	125
Purchase of treasury stock	—	(125)

Net cash provided by financing activities	39,309	12,533

Net increase (decrease) in cash	4,210	(55,145)
Cash at beginning of period	23,045	88,589

Cash at end of period	$27,255	$33,444

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$1,029	$948

Delivery of Knight shares in settlement of DARTSSM obligation	$—	$18,732

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$33,824	$9,891

Taxes	$2,150	$300

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2005 and September 24, 2004

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 30, 2005, and for the three-month periods ended September 30, 2005 and September 24, 2004, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 24, 2005 filed on Form 10-K. Amounts included for June 24, 2005 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated. Certain amounts in fiscal 2005 have been reclassified to conform to the 2006 presentation.

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

Asset Management Group. Asset management services are offered through SWS Capital, which administered the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas through September 4, 2005. LOGIC is an investment program tailored to the investing needs of local governments within the state of Texas. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. LOGIC represented 100% of the assets under management at June 24, 2005. At September 30, 2005, SWS Capital had no assets under management.

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

In January 2005, the Bank purchased an additional 15% of FSBF at a cost of $84,000, bringing the Bank’s percentage ownership to 90%. Also, the Bank purchased an additional 14.7% of FSB Financial at a cost of $4,367,000 bringing the Bank’s percentage of ownership to 88.2%. FSBF owns 2% of FSB Financial effectively giving the Bank a 90% interest in FSB Financial. Of the $4,451,000 total purchase price, $3,062,000 was paid in cash and the remaining $1,389,000 was given in the form of a promissory note. As of September 30, 2005, $987,000 is still outstanding on this note. The monthly note payment is 35% of the monthly after-tax income allocated to the Bank from FSB Financial until the amount has been paid in full.

The Bank’s quarterly financial statements are prepared as of September 30 for each period presented. All significant intercompany balances and transactions have been eliminated.

Other Consolidated Entities. SWS Insurance holds insurance agency licenses in 44 states for the purpose of facilitating the sale of insurance and annuities for customers of Southwest Securities and its correspondents.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. At September 30, 2005, SWS had two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS Group’s common stock for issuance to eligible officers, directors and employees of SWS Group or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

On June 7, 2005, the vesting of all outstanding options was accelerated to 100% upon approval by the Board of Directors. The Company has substantially eliminated the use of options as a compensation tool and currently grants restricted stock to reward management and employees. Consequently, no stock options were granted during the three months ended September 30, 2005.

As of June 25, 2005, SWS accounts for the plans under the recognition and measurement principles of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” For all periods prior to June 25, 2005, SWS accounted for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income and earnings per share if SWS had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months ended September 24, 2004 (in thousands, except per share amounts):

Three Months Ended September 24, 2004

Net income:
As reported	$15,888
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(206)

Pro forma	$15,682

Earnings per share - basic:
As reported	$0.93
Pro forma	0.91

Earnings per share - diluted:
As reported	$0.92
Pro forma	0.91

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended September 24, 2004:

September 24, 2004
Expected volatility	64%
Risk-free interest rate	3.23%
Expected dividend yield	2.66%
Expected life	5 years

Restricted Stock Plan. The SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”) allows for awards of up to 500,000 shares of SWS Group’s common stock to SWS’ directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan is fully vested after three years, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

On November 12, 2003, the Board of Directors approved grants to various officers and employees totaling 44,729 shares with a fair market value of $20.33 per share. On August 18, 2004, a second grant was approved totaling 65,950 shares at a price of $13.85. On August 25, 2005, a third grant was approved totaling 72,199 shares at a price of $16.65. As a result of these grants, SWS recorded deferred compensation of approximately $2,852,000 and for the three months ended September 30, 2005 and September 24, 2004, SWS has recognized compensation expense of approximately $166,000 and $112,000, respectively.

On June 25, 2005, SWS adopted the provisions of SFAS No. 123R in relation to the Restricted Stock Plan. This adoption resulted in income of $75,000 recorded as a cumulative effect of a change in accounting principle, net of tax. The adoption affected SWS’ accounting for forfeitures. The adoption required SWS to estimate and record future forfeitures on previously granted restricted stock awards. Also, the adoption of SFAS No. 123R required SWS to change its accounting for dividends paid to restricted stock stockholders. Under APB Opinion No. 25, dividends paid to restricted stock stockholders were recorded in equity. SFAS No. 123R requires dividends paid to restricted stock stockholders to be recorded as compensation expense.

CASH

The Company considers cash to include cash on hand and in depository accounts.

INVESTMENTS

In 1993, SWS became a part owner of Comprehensive Software Systems, Inc. (“CSS”), a software development company formed to develop a new brokerage front and back office system. By fiscal 2002, SWS held a 25.08% ownership interest in CSS, and implemented the equity method of accounting, prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” SWS was the first company, and to date the only company, to fully implement the CSS system. SWS completed its installation of the system in September 2002. In June 2002, SWS determined that the investment in CSS and its related goodwill were fully impaired based on an analysis of the projected cash flow from the investment.

To facilitate the continued enhancement of the CSS system, SWS entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000 under a note bearing interest at 6% per annum. In December 2003, SWS agreed to an additional equity investment in CSS of $2,900,000, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in equal quarterly installments (two purchases totaling approximately $1,443,000 were made in fiscal years 2004 and 2005) and ultimately resulted in increasing SWS’ position in CSS to 30.22%. In January 2005, SWS forgave the $3,500,000 loan made in fiscal 2003, converting it to an equity contribution. These investments were made to insure the continued operation of CSS while needed enhancements to the system were built.

In January 2005, SWS did not participate in CSS’ equity offering because SWS is no longer dependent on CSS for enhancements to the system. SWS has developed many of the functions needed to run the CSS system in-house. Subsequent to the equity offering in January 2005, SWS owned 13.7% of CSS. SWS has not made any additional investments in CSS since January 2005.

SWS’ share of the undistributed losses of CSS for the three months ended September 30, 2005 was $191,000. From inception of the loan to date, SWS’ pro-rata percentage of losses of $7,924,000 was greater than the $6,386,000 loaned and invested by $1,538,000. As a result, there is no recorded equity investment or loan receivable from CSS at September 30, 2005.

Summarized financial information of CSS is as follows (in thousands):

	September 30, 2005	June 30, 2005
Total assets	$6,254	$7,719
Total liabilities	4,208	4,273
Shareholders’ equity	2,046	3,446

	Three Months Ended
	September 30, 2005	September 30, 2004
Total revenues	$1,480	$1,344
Net loss	(1,394)	(2,592)

SWS has two other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of September 30, 2005, SWS had contributed $4,000,000 from inception to date. During the three months ended September 30, 2005 and September 24, 2004, SWS recorded losses of $9,000 and income of $158,000, respectively, related to this investment.

SWS’ remaining equity investment had total losses for the three months ended September 30, 2005 and September 24, 2004 of $1,600 and $2,600, respectively.

The FASB issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003 and the revised version, FIN No. 46R, in December 2003. Upon review of its investments, SWS determined that it has one Variable Interest Entity (“VIE”), as defined by FIN No. 46R, that should be consolidated. In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. The Bank has established a $2,400,000 line of credit with this limited partnership. If drawn this line bears a rate of prime plus 1%. At September 30, 2005, $1,456,000 was outstanding on this line of credit. The line allows the limited partnership to purchase the land to be used in the development and is payable on May 10, 2006. This entity is consolidated at the Bank level through FSB Development. As of September 30, 2005, the Bank consolidated $1,945,000 in assets and $27,000 in net losses for this investment.

FSB Development had a limited partnership interest of $1,000,000 in a land development limited partnership at December 2004. FSB Development’s interest in the limited partnership was sold on February 3, 2005 for $1,125,000, resulting in a gain of $223,000. The Bank had loaned this limited partnership $3,000,000 with an interest rate of prime plus 1% payable on December 17, 2005 to allow the limited partnership to purchase the land and finance the second phase of the development. This loan was paid off on August 4, 2005. For the three months ended September 24, 2004, the Bank consolidated $35,000 in net losses for this investment.

SWS also has an investment in Archipelago Holdings, L.L.C., an electronic stock exchange, (“Archipelago”), recorded at its cost of zero. During the second quarter of fiscal 2004, SWS tendered half of its stake in Archipelago, or 303,456 shares of Archipelago common stock, for cash. After the tender, SWS owned 303,456 shares of Archipelago. In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock. SWS sold 23,714 shares at $10.695, yielding a gain of $254,000 in the offering. On May 24, 2005, SWS sold 20,000 shares at an average price of $32.97 for a gain of $659,000. After giving effect to these transactions, SWS owns 23,721 shares of Archipelago stock. This stock is included in securities owned and marked to market. At September 30, 2005 and June 24, 2004, the market value of Archipelago was $937,000 and $948,000, respectively. See “-Securities Owned and Securities Sold, Not Yet Purchased.”

Southwest Securities has been a member of the NYSE since 1972 and as such owns one seat on the NYSE carried at a cost of $230,000.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 30, 2005, SWS had reverse repurchase agreements of approximately $163,871,000 and related cash and accrued interest of approximately $155,375,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $165,069,000. At September 30, 2005, SWS also had approximately $1,300,000 in cash in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”).

At June 24, 2005, SWS had U.S. Treasury securities with a market value of approximately $25,620,000, reverse repurchase agreements of approximately $140,696,000 and related cash and accrued interest of approximately $164,472,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $141,720,000. SWS had no positions in special reserve bank accounts for the PAIB at June 24, 2005.

MARKETABLE EQUITY SECURITIES

SWS owns shares of common stock that are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At September 30, 2005 and June 24, 2005, SWS held 457,154 shares of U.S. Home Systems, Inc. (“USHS”) with a cost basis of $2,018,000. The market value of the USHS shares was $2,606,000 at September 30, 2005 and $2,208,000 at June 24, 2005. There were no sales of USHS stock in the three-month periods ended September 30, 2005 and September 24, 2004.

At September 30, 2005 and June 24, 2005, SWS held 8,954 shares of Westwood Holdings Group, Inc. (“Westwood”) within the deferred compensation plan with a cost basis of $150,650. The market value of the Westwood shares was $164,000 at September 30, 2005 and June 24, 2005.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 30, 2005 and June 24, 2005, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$51,824	$21,459
Securities borrowed	2,275,357	2,768,922
Correspondent broker/dealers	20,143	39,940
Clearing organizations	8,281	8,196
Other	39,725	16,779

	$2,395,330	$2,855,296

Payable
Securities failed to receive	$46,096	$42,916
Securities loaned	2,190,303	2,688,266
Correspondent broker/dealers	14,035	14,064
Other	8,702	9,830

	$2,259,136	$2,755,076

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS received collateral of $2,275,348,000 under securities lending agreements, of which the Company repledged $2,164,823,000 at September 30, 2005. SWS received collateral of $2,768,921,000 under securities lending agreements, of which SWS repledged $2,655,647,000 at June 24, 2005.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at September 30, 2005 and June 30, 2005 are summarized as follows (in thousands):

	September	June
First mortgage loans (principally conventional):
Real estate	$323,255	$308,517
Construction	158,029	135,444

	481,284	443,961

Consumer and other loans:
Commercial	59,259	51,312
Other	91,629	109,125

	150,888	160,437

Factored receivables	7,802	7,803

	639,974	612,201
Unearned income	(11,174)	(12,894)
Allowance for probable loan losses	(7,558)	(7,450)

	$621,242	$591,857

Impairment of loans with a recorded investment of approximately $5,591,000 and $4,949,000 at September 30, 2005 and June 30, 2005, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended.

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2005 and September 30, 2004 is as follows (in thousands):

	Three Months Ended
	September 30, 2005	September 30, 2004
Balance at beginning of period	$7,450	$4,643
Provision for loan losses	2,489	646
Loans charged to the allowance, net	(2,381)	(662)

Balance at end of period	$7,558	$4,627

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At September 30, 2005 and June 24, 2005, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	September	June
Securities owned
Corporate equity securities	$7,837	$7,259
Municipal obligations	36,715	32,894
U.S. Government and Government agency obligations	39,158	30,079
Corporate obligations	85,158	88,877
Other	8,436	7,845

	$177,304	$166,954

	September	June
Securities sold, not yet purchased
Corporate equity securities	$3,410	$3,121
Municipal obligations	7	277
U.S. Government and Government agency obligations	46,602	43,933
Corporate obligations	57,453	58,451
Other	648	381

	$108,120	$106,163

During the quarter, certain of the above securities were pledged to secure short-term borrowings or as security deposits at clearing organizations for SWS’ clearing business. Securities deposited as security at clearing organizations were $3,781,000 and $4,669,000 at September 30, 2005 and June 24, 2005, respectively. Additionally, at September 30, 2005 and June 24, 2005, SWS had deposited firm securities valued at $196,000 and $130,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At September 30, 2005, SWS held reverse repurchase agreements totaling $41,715,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $41,304,000. At June 24, 2005, SWS held reverse repurchase agreements totaling $28,890,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $28,885,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2005 in June 2005, as required by SFAS No. 142 and based on the results of the valuation, SWS’ goodwill balance was not impaired. There have been no events in the last three months that would trigger an interim assessment on the fair value of goodwill.

SWS has two reporting units with goodwill: Southwest Securities in the Brokerage Group segment and the Bank in the Banking Group segment. Changes in the carrying value of goodwill during the three-month period ended September 30, 2005, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 24, 2005	$7,466	$4,194	$11,660
Arising from earn-out provision of completed business combination	86	—	86

Balance, September 30, 2005	$7,552	$4,194	$11,746

In August 2001, SWS Group acquired O’Connor & Company Securities, Inc. (“O’Connor”) and recorded approximately $744,000 of goodwill on the transaction. SWS Group transferred the goodwill to Southwest Securities after the adoption of SFAS No. 142. Per the terms of the acquisition agreement, contingent consideration based upon future operating performance of O’Connor is to be calculated on an annual basis extending through July 2005. The maximum additional earn-out consideration per the acquisition agreement is $2,500,000. In July 2005 both the period for earn-out consideration ended and the $2,500,000 maximum was reached. As such, no additional goodwill will be recorded under the acquisition agreement.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At September 30, 2005, the amount outstanding under these secured arrangements was $77,200,000, which was collateralized by securities held for firm accounts valued at $127,245,000. At June 24, 2005, the amount outstanding under these secured arrangements was $63,400,000, which was collateralized by securities held for firm accounts valued at $88,488,000.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At September 30, 2005 and June 24, 2005, the total amount available for borrowings was $12,036,000 and $11,893,000, respectively. There was $5,000,000 outstanding on this line at each of September 30, 2005 and June 24, 2005.

SWS has an irrevocable letter of credit agreement aggregating $45,000,000 and $49,000,000 at September 30, 2005 and June 24, 2005, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $59,361,000 and $66,974,000 at September 30, 2005 and June 24, 2005, respectively.

SWS also has unsecured letters of credit, aggregating $2,250,000 at both September 30, 2005 and June 24, 2005, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At September 30, 2005 and June 24, 2005, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS that was dissolved in July 2004, in the amount of $714,000 and $857,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to using customer securities to finance bank loans, SWS also pledges client securities as collateral in conjunction with SWS’ securities lending activities. At September 30, 2005, approximately $448,448,000 of client securities under customer margin loans was available to be repledged, of which SWS has pledged $25,208,000 under securities loan agreements. At June 24, 2005, approximately $469,399,000 of client securities under customer margin loans was available to be repledged, of which SWS had pledged $32,156,000 under securities loan agreements.

DEPOSITS

Deposits at September 30, 2005 and June 30, 2005 are summarized as follows (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$42,867	6.8%	$34,504	5.9%
Interest bearing demand accounts	52,977	8.4	48,524	8.2
Savings accounts	394,405	62.6	359,520	61.1
Limited access money market accounts	20,130	3.2	19,172	3.3
Certificates of deposit, less than $100,000	63,951	10.2	67,704	11.5
Certificates of deposit, $100,000 and greater	55,636	8.8	58,554	10.0

	$629,966	100.0%	$587,978	100.0%

The weighted average interest rate on deposits was approximately 3.26% at September 30, 2005 and 2.92% at June 30, 2005.

At September 30, 2005, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Certificates of deposit, less than $100,000	$45,192	$9,091	$2,609	$7,059	$63,951
Certificates of deposit, $100,000 and greater	47,843	2,386	868	4,539	55,636

	$93,035	$11,477	$3,477	$11,598	$119,587

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 30, 2005 and June 24, 2005 were $20,423,000 and $8,061,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At September 30, 2005 and June 30, 2005, advances from the FHLB were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$47,064	$58,731
Due within two years	11,380	12,487
Due within five years	6,628	6,556
Due within seven years	5,147	3,787
Due within ten years	5,967	4,746
Due within twenty years	6,796	7,232

	$82,982	$93,539

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $181,000,000 of collateral value (as defined by the credit policy of the FHLB) in qualifying loans at September 30, 2005 (calculated at June 30, 2005).

At June 30, 2005 (calculated at March 31, 2005), advances with interest rates from 2% to 8% were collateralized by approximately $170,000,000 of collateral value in qualifying loans.

BANK BORROWINGS

In June 2005, the Bank entered into an agreement with a bank for the availability of a $20,000,000 unsecured line of credit for the purchase of federal funds. The line bears interest at a rate equal to the rate of interest of federal funds plus 0.25%. The line is being used by the Bank to support short-term liquidity needs and expires on May 31, 2006. At September 30, 2005 and June 30, 2005, there were no amounts outstanding on this line of credit.

On June 8, 2005, FSB Financial obtained a secured line of credit from a bank in the amount of $75,000,000. At September 30, 2005 and June 30, 2005, $19,525,000 and $35,300,000 were outstanding on this line of credit, respectively. The note related to this line of credit matures on June 7, 2008. Interest is paid on a monthly basis at a rate of 30-day LIBOR plus a variable rate that is determined by the status of certain financial ratios at the time of the advance. The interest rate was 5.95% and 5.38% at September 30, 2005 and June 30, 2005, respectively. This line of credit contains certain restrictive covenants that, among other things, limit the ability of FSB Financial to incur indebtedness, engage in transactions with affiliates, create liens, engage in mergers and consolidations, or sell collateral. The line of credit also requires FSB Financial and the Bank to maintain certain financial ratios. FSB Financial and the Bank were in compliance with all covenants and provisions of the agreement at September 30, 2005. This line of credit is secured by automobile loans totaling $37,233,000.

FSB Financial also has a line of credit with its parent Bank. At September 30, 2005, the total credit line is $45,850,000 of which FSB Financial has drawn $37,950,000. At June 30, 2005, the total credit line was $46,000,000 of which FSB Financial had drawn $37,250,000. $10,850,000 and $11,850,000 was provided by participations from third parties at September 30, 2005 and June 30, 2005, respectively. Since June 8, 2005, the loan bears interest for unaffiliated participants at 30-day LIBOR plus 2.25% and matures March 27, 2006. The loan bears interest for the Bank at the Bank Insured Funds rate plus 0.9%, 3.83% at September 30, 2005. From January 1, 2005 to June 7, 2005, the loan bore interest at prime plus 0.75%. Prior to January 1, 2005, the loan bore interest at prime plus 1.5%. SWS Group guarantees $10,000,000 of this credit line to the Bank. See “-Commitments and Contingencies – Guarantees.” The portion of the credit line from the Bank to FSB Financial is eliminated in consolidation.

On November 7, 2003, FSB Financial borrowed $5,000,000, in the form of an unsecured note, from CN 2003 Partners, a partnership. A member of SWS’ management has an interest in an entity that is one of the partners in CN 2003 Partners. The note matured on May 7, 2005. Interest was paid on a monthly basis at a floating rate of prime plus 2%. The applicable annual interest rate was not more than 18%. The terms of the loan were no more favorable to the lenders than the terms of similar contemporaneous loans made by non-affiliated lenders.

The loan from CN 2003 Partners was repaid on June 8, 2005. Simultaneously, FSB Financial financed the repayment through an unsecured subordinated note issued by SWS Group. The loan from SWS Group bears interest at prime plus 100 bps and matures on June 8, 2008. This loan does not violate the covenants of FSB Financial’s $75,000,000 line of credit. At September 30, 2005 and June 30, 2005, $5,000,000 is outstanding on this loan, which is eliminated in consolidation.

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Net Capital Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Net Capital Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At September 30, 2005, Southwest Securities had net capital of $119,021,000, or approximately 25.3% of aggregate debit balances, which was $109,600,000 in excess of its minimum net capital requirement of $9,421,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn and cash dividends may not be paid if resulting net capital would be less than 5% of aggregate debit items. At September 30, 2005, Southwest Securities had net capital of $95,468,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At September 30, 2005, the net capital and excess net capital of SWS Financial were $1,080,000 and $830,000, respectively.

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted total assets (all as defined in 12 CFR 565 and 12 CFR 567). Management believes, as of September 30, 2005 and June 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2005 and June 30, 2005, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2005:
Total capital to risk weighted assets	$72,885	10.8%	$54,171	8.0%	$67,713	10.0%
Tier I capital to risk weighted assets	65,328	9.6	27,085	4.0	40,628	6.0
Tier I capital to adjusted total assets	65,328	8.0	32,728	4.0	40,911	5.0

June 30, 2005:
Total capital to risk weighted assets	$69,874	10.6%	$52,817	8.0%	$66,021	10.0%
Tier I capital to risk weighted assets	62,425	9.5	26,409	4.0	39,613	6.0
Tier I capital to adjusted total assets	62,425	7.8	32,198	4.0	40,247	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three-month periods ended September 30, 2005 and September 24, 2004 (in thousands, except share and per share amounts):

	Three Months Ended
	September 30, 2005	September 24, 2004
Income before cumulative effect of a change in accounting principles	$7,097	$15,888
Cumulative effect of a change in accounting principles	75	—

Net income	$7,172	$15,888

	Three Months Ended
	September 30, 2005	September 24, 2004
Weighted average shares outstanding – basic	17,328,934	17,139,822
Effect of dilutive securities:
Assumed exercise of stock options	82,640	31,966
Restricted stock	105,449	70,801

Weighted average shares outstanding – diluted	17,517,023	17,242,589

Earnings per share – basic
Income before cumulative effect of a change in accounting principles	$0.41	$0.93
Cumulative effect of a change in accounting principles	—	—

Net income	$0.41	$0.93

Earnings per share – diluted
Income before cumulative effect of a change in accounting principles	$0.41	$0.92
Cumulative effect of a change in accounting principles	—	—

Net income	$0.41	$0.92

At September 30, 2005 and September 24, 2004, there were approximately 1.3 million and 1.6 million options outstanding under the two stock option plans, respectively. See “-Stock Option and Restricted Stock Plans.” As of September 30, 2005 and September 24, 2004, approximately 167,868 and 307,296 outstanding options, respectively, were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF TREASURY STOCK

The Board of Directors has authorized the repurchase of up to 500,000 shares of SWS common stock for which authorization expires December 31, 2006. No shares were repurchased by SWS under this program from February 2003 through September 30, 2005. SWS did repurchase shares during October 2005. See “- Subsequent Event.”

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan did not purchase any shares in the three-month period ended September 30, 2005. The plan purchased 8,768 shares in the three-month period ended September 24, 2004 at a cost of $125,000, or $14.26 per share. During the three-month period ended September 24, 2004, 544 shares were sold or withdrawn from the plan and 1,442 shares were removed from treasury for future withdrawals for terminated employees. On August 18, 2005, one third of the shares previously granted under the restricted stock plan vested. The fair value of the vested shares was $391,000. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. As a result, 3,468 shares were repurchased with a market value of $58,000 or $16.84 per share.

SEGMENT REPORTING

SWS operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported. The Brokerage Group no longer includes May Financial as this entity was dissolved on December 31, 2004. The balances for this entity are included in the amounts presented for the three month period ended and as of September 24, 2004, but are not included in the September 30, 2005 amounts.

SWS Capital, an entity within the Asset Management Group, determined that it would not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. LOGIC represented 100% of the assets under management for this entity through the expiration of the agreement.

The category “other consolidated entities” includes SWS Group and SWS Insurance. SWS Group is a holding company that owns various investments, including the investment in USHS common stock. See “-Marketable Equity Securities.” SWS Insurance facilitates the sale of insurance and annuities for customers of Southwest Securities and its correspondents. There are no material reconciling adjustments included in this category.

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended September 30, 2005
Net revenues from external sources	$80,571	$131	$20,541	$556	$101,799
Net intersegment revenue (expense)	(913)	—	1,019	(106)	—
Net interest revenue (expense)	9,536	—	14,191	(50)	23,677
Depreciation and amortization	1,220	1	235	—	1,456
Income before income taxes and minority interest in consolidated subsidiaries	7,047	—	5,459	(1,397)	11,109
Net income	4,095	—	3,880	(803)	7,172
Segment assets	3,332,260	585	825,467	23,133	4,181,445
Expenditures for long-lived assets	355	—	475	—	830

Three months ended September 24, 2004
Net revenues from external sources	$52,588	$149	$12,713	$19,173	$84,623
Net intersegment revenue (expense)	(747)	—	760	(13)	—
Net interest revenue (expense)	7,286	—	9,806	(20)	17,072
Depreciation and amortization	1,500	2	166	—	1,668
Income before income taxes and minority interest in consolidated subsidiaries	2,234	5	4,697	17,720	24,656
Net income	1,251	3	3,123	11,511	15,888
Segment assets	4,442,806	574	622,912	21,249	5,087,541
Expenditures for long-lived assets	654	—	455	—	1,109

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

Fraudulent Mortgages: During the first quarter of fiscal 2003, the Bank provided $3,400,000 ($2,200,000 after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3,400,000 were sold twice by the mortgage bank and the Bank is not receiving payments on these loans. At this time, the likelihood of recovery cannot be estimated.

Venture Capital Fund: SWS has committed $5,000,000 to invest in a limited partnership venture capital fund. As of September 30, 2005, SWS had contributed $4,000,000 of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period.

Underwriting: Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at September 30, 2005 were $277,268,000. All open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material effect on the consolidated financial statements.

Guarantees. In March 2002, SWS issued a loan guarantee for FSB Financial for $10,000,000. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25,000,000, up to a maximum of $35,000,000. At September 30, 2005, the Bank had loaned $27,100,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $2,100,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements, as FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5-Contingencies, SFAS No. 57-Related Party, and SFAS No. 107-Disclosure of Fair Value of Financial Instruments and rescission of Financial Accounting Standards Board Interpretation No. 34” requires disclosure only of guarantees issued between parents and their subsidiaries.

In connection with the 2002 spin-off of SWS’ primary asset management subsidiary, the Westwood Holdings Group, Inc., SWS agreed to indemnify the Westwood Holdings Group, Inc. from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2,000,000. SWS’ management believes that the resolution of the remaining issues associated with the Boykin Trust in bankruptcy will not have a material impact on SWS’ consolidated financial statements.

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $446,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

SWS is a member of an exchange and multiple clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchange and clearinghouses often require members to post collateral. SWS’ maximum potential liability under these arrangements cannot be quantified. However, the potential for SWS to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). This SOP requires loans acquired in a transfer, including loans acquired in the acquisition of a bank or branch, to be accounted for at fair value. SOP 03-3 was adopted during the first quarter of fiscal 2006 and did not have a material impact on the Company’s consolidated financial statements.

SUBSEQUENT EVENT

In October 2005, SWS repurchased 31,090 shares at a cost of $478,000 or $15.36 per share, in accordance with the repurchase plan. See “-Repurchase of Treasury Stock.”

In October 2005, FSB Financial sold $3.6 million of their Dan Nelson Automotive Group, Inc. loan portfolio, recognizing a $47,000 loss. After the sale, $4.2 million of the original Dan Nelson Automotive Group, Inc. loan portfolio remains with FSB Financial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (“we,” “us,” “SWS” or the “Company”) is engaged in full-service securities brokerage primarily through Southwest Securities, Inc. (“Southwest Securities”) and full-service commercial banking through Southwest Securities Bank (the “Bank”). While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period. Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “-Forward-Looking Statements.”

We are currently focused on three aspects of our business: growing our clearing business, taking advantage of our prominence in the Southwest to become a nationally recognized full-service regional brokerage firm and growing the Bank’s business.

Brokerage Group

Growth in the U.S. equities market increased in the first quarter of fiscal 2006 as the Dow Jones Industrial Average rose from 10,297.83 at June 24, 2005 to 10,568.70 at September 30, 2005. Trading volumes also increased with average daily volume on the New York Stock Exchange (“NYSE”) of 1.5 billion shares for the first quarter of fiscal 2006 compared to 1.3 billion in the same period last year.

The revenues generated by our clearing business are dependent on active markets. Sustained growth in volumes is necessary for growth in our clearing business. While the volume of trades we processed in the first three months of fiscal 2006 was down compared to the same period in the prior year, the decrease was a result of one of our high volume trading customers clearing through an affiliate of its parent beginning in the second quarter of fiscal 2005. Trading volume from our general securities customers increased 43% over last year due to a more active market.

Month-end margin balances reported by NYSE member firms averaged $212 billion in the first quarter of fiscal 2006 versus $177 billion in fiscal 2005. We rely on margin lending to our customers to generate revenue. Sustained improvement in stock prices are necessary to promote growth in margin balances and to facilitate earnings growth from margin lending to our customers. Our margin balances averaged $322,990,000, down 11.9% over the comparable period last year. This decrease is primarily related to decreased margin balances of our clearing customers.

Stock loan balances are also influenced by the volumes in the market as well as interest rates. Our stock lending balances decreased more than 9% over the comparable period last year. As markets improve, these balances generally increase subject to credit limits imposed by our counter-parties and us. Stock lending generates an interest spread that is impacted by the overall interest rate environment. As rates have risen, we have had the opportunity to widen the interest spread we earn.

The interest rate environment also impacts our fixed income business. In the first three months of fiscal 2006, the Federal Reserve Board continued to increase the discount rate with the rate rising 50 basis points. This negatively impacted revenues in our fixed income business. The volume of our fixed income business is driven by market perception of the direction and volatility of rates and economic expectations. Management constantly monitors our exposure to interest rate fluctuations to mitigate risk of loss in volatile interest rate environments.

To realize our goal of becoming a nationally recognized full-service regional brokerage firm, it is essential to grow the retail brokerage distribution network. This will be accomplished by hiring additional registered representatives and, secondarily, by opening new branch office locations in the Southwest. Opening new branch offices requires an outlay of capital that may not be immediately offset by revenues, which will negatively impact results of operations until new locations become positive contributors. However, we are currently focused on filling our existing offices with producing registered representatives and have no present intentions to open any branch offices. We hired 4 new registered representatives in the first quarter of fiscal 2006.

Equity capital markets is an integral part of a full-service regional firm. Revenue from this area is cyclical and varies significantly with the vitality of the equity markets. Investment in personnel could negatively impact earnings in periods of limited equity capital markets activity.

Our emphasis on the full-service brokerage aspect of our business is expected to diversify our revenue stream and to enhance areas of our business that have relatively higher margins than our traditional clearing business. In the full-service brokerage section of our business, we retain more of each dollar of commission than in a traditional clearing arrangement. As the full-service business grows, we expect to be able to take advantage of the increased margins. Management will be reviewing profitability as well as productivity by registered representatives, transactions processed and deals completed to measure success in our full service brokerage business.

We continue to upgrade and enhance the core operating system with investments in technology. Management continually reviews equipment and communications in an effort to offset some of the costs of software enhancement. Our system was developed by Comprehensive Software Systems, Inc. (“CSS”), an entity that is backed by a consortium of brokerage firms, including Southwest Securities. The development of the system required more time and capital from these brokerage firms than was originally anticipated. While the system is fully functional at SWS, other consortium members have yet to completely install the system. Decisions by these other firms will impact CSS’ ability to continue to deliver new modules and enhancements and could impact the cost of technology to us.

Banking Group

A substantial portion of the Bank’s revenue is generated from the single-family construction loan and single-family mortgage loan markets. While the Bank’s purchased mortgage loan and auto loan programs are nationwide, the majority of the Bank’s other lending is concentrated in North Texas. A strong housing market in North Texas is important to growing the Bank’s loan portfolio.

Mortgage interest rates increased slightly in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. The average balances in the Bank’s purchased mortgage loan program, increased 63% over the average balances in the first quarter of fiscal 2005. In the event mortgage interest rates increase, the Bank could experience lower revenues from these operations.

To fund loan growth in excess of the existing liquidity, the Bank utilized Federal Home Loan Bank (“FHLB”) short-term borrowings and brokered certificates of deposit.

The Bank continued to diversify its lending base through increased commercial lending. The Bank’s commercial real estate lending was up 17% from the comparable quarter last year due to a continued focus on the Bank’s Community Banking division, and consumer loans were up approximately 18% over the comparable quarter last year.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results are discussed below.

Archipelago. In August 2004, Archipelago Holdings, L.L.C. (“Archipelago”) declared an approximately 1 for 4.5 reverse stock split. After the split, we owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock in which we sold 23,714 shares at $10.695 per share, yielding a gain of $254,000 (an after-tax gain of $165,100). On May 24, 2005, SWS sold 20,000 shares at an average price of $32.97 for a gain of $659,000. After giving effect to these transactions, we own 23,721 shares of Archipelago stock. We recorded a gain of $658,000 in the first quarter of fiscal 2005 from the market appreciation of the remaining Archipelago shares. Comparably, we recorded a loss of $11,000 in the first quarter of fiscal 2006 from a decline in the market price.

Maturity of DARTSSM. In June 1999, we issued 5% Exchangeable Subordinated Notes in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”). The DARTSSM contained an equity-based derivative designed to hedge changes in the fair value of our investment in Knight Trading Group, Inc. common stock. The embedded derivative was designated as a fair value hedge of our investment in Knight shares. The DARTSSM matured June 30, 2004, at which time we delivered 373,550 shares of Knight stock to the DARTSSM holders in satisfaction of our obligation in accordance with the terms of the governing agreements. Delivery of the Knight shares upon maturity of this obligation resulted in a gain of $18,732,000, equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the issuance date of the DARTSSM (i.e. the hedging date).

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

To facilitate the continued enhancement of the CSS system, we entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000. In December 2003, we agreed to an additional equity investment of $2,900,000, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in four equal quarterly installments totaling $2,885,900 (two purchases totaling approximately $1,443,000 were made in fiscals 2004 and 2005) and ultimately resulted in increasing our position in CSS to 30.22%. In January 2005, we forgave the $3,500,000 loan made in fiscal 2003, converting it to an equity contribution. These investments were made to insure the continued operation of CSS while development of needed enhancements to the system was built.

In January 2005, we did not participate in CSS’ equity offering because we were no longer dependent on CSS for enhancements to the system. We have developed many of the functions needed to run the CSS system in-house. Subsequent to the equity offering in January 2005, we own 13.7% of CSS. Because no additional investments were made in CSS in the last half of fiscal 2005, we did not record any equity in losses of CSS. As of September 30, 2005, there is no recorded equity investment in CSS.

For the three-month period ended September 24, 2004, our pro-rata share of CSS’ losses was $767,000, which was greater than the $721,000 purchased by $46,000. For the three-month period ended September 30, 2005, our pro-rata share of CSS’ losses was $191,000. From inception of the loan to date, based on our percentage of ownership, our pro-rata share of losses of $7,924,000 was greater than the $6,386,000 loaned and invested by $1,538,000.

RESULTS OF OPERATIONS

Net income for the three-month period ended September 30, 2005 was $7,172,000 representing a decrease of $8,895,000 over net income for the comparable three-month period ended September 24, 2004 of $15,888,000. The three-month period ended September 30, 2005 contained 68 trading days as compared to the 63 trading days in the comparable period last year.

Our pretax income was $11,109,000 and $24,656,000 for the three months ended September 30, 2005 and September 24, 2004, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month period ended September 30, 2005 compared to the three-month period ended September 24, 2004 (dollars in thousands):

	Amount	%
Net revenues:
Net revenues from clearing operations	$50	1%
Commissions	1,845	10
Net interest	6,605	39
Investment banking, advisory and administrative fees	2,329	34
Net gains on principal transactions	(17,316)	(78)
Other	752	14

	(5,735)	(8)

Operating expenses:
Commissions and other employee compensation	7,525	24
Occupancy, equipment and computer service costs	(1,107)	(16)
Communications	(603)	(20)
Floor brokerage and clearing organization charges	(287)	(18)
Advertising and promotional	(143)	(17)
Other	2,427	42

	7,812	16

Pretax income	$(13,547)	(55)%

Net revenues decreased for the first quarter of fiscal 2006 by $5,735,000. The largest component of the decrease was in net gains on principal transactions, which decreased $17,316,000, due primarily to the $18,732,000 gain attributable to the DARTSSM maturity recorded in the first quarter of fiscal 2005. Commissions revenue increased as a result of increased registered representatives within the Private Client Group and increased production within Portfolio Trading. Net interest revenue increased primarily due to increased spreads in the stock lending business as well as an increase in the Bank’s average loans outstanding. An increase in public finance fees resulted in increased investment banking, advisory and administrative fees.

Operating expenses increased $7,812,000 for the three months ended September 30, 2005. The largest increases were in commissions and other employee compensation and other expenses. The increase in commissions and other employee compensation is due primarily to increased business line revenues. The increase in other expenses was due primarily to the Bank’s increase in its allowance for probable loan losses and an increase in other tax expenses.

Net Revenues from Clearing Operations. Net clearing revenues increased $50,000 when compared to the three months ended September 24, 2004. We processed 2,409,901 transactions during the first quarter of fiscal 2006 compared to 4,870,482 transactions during the comparable period of the prior year. The reduction in transactions was primarily in the day trader business, which has a lower fee per ticket. The reduction in day trader transactions was offset slightly by an increase in the general securities business which has a higher fee per ticket. Consequently, revenue per transaction increased to $1.54 for the three months ended September 30, 2005 from $0.75 for the three months ended September 24, 2004.

Commissions. Commission revenue increased 10% for the three-month period ended September 30, 2005 compared to the three-month period ended September 24, 2004 as a result of increased trading volumes. The largest increases were recorded in Portfolio Trading, Private Client Group and SWS Financial Representatives. The increases were offset by decreases in commission revenue in Institutional Equity Sales and Fixed Income Sales and Trading. Improved market conditions and revenue from newly recruited representatives were the primary reasons for the increased revenue. Commission revenue by type of representative is as follows (dollars in thousands):

	Commission Revenue		No. of Reps
	Three Months Ended		Three Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Southwest Securities brokers:
Private Client Group	$5,367	$4,653	98	89
Fixed Income Sales & Trading	5,610	5,861	35	37
Institutional Equity Sales	1,266	1,863	8	10
SWS Financial Representatives	5,446	4,753	384	402
Portfolio Trading	3,302	1,855
Other	79	240

	$21,070	$19,225

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

The components of interest earnings are as follows for the three-month periods ended September 30, 2005 and September 24, 2004 (in thousands):

	Three Months Ended
	September 30, 2005	September 24, 2004
Interest revenue:
Customer margin accounts and assets segregated for regulatory purposes	$9,059	$5,865
Stock borrowed	27,034	9,022
Bank loans	19,431	11,867
Other	1,344	598

	$56,868	$27,352

Interest expense:
Customer funds on deposit	$4,058	$1,066
Stock loaned	23,109	6,659
Bank deposits	3,845	1,498
Federal Home Loan Bank advances	908	385
Notes payable	691	333
DARTSSM and Other	580	339

	33,191	10,280

Net interest	$23,677	$17,072

Brokerage Group: For the three months ended September 30, 2005 and September 24, 2004, net interest income from the Brokerage Group accounted for approximately 13.8% and 9.8%, respectively, of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended
	September 30, 2005	September 24, 2004
Average interest-earning assets:
Customer margin balances	$323,000	$367,000
Assets segregated for regulatory purposes	341,000	379,000
Stock borrowed	2,573,000	2,845,000

Average interest-bearing liabilities:
Customer funds on deposit	547,000	607,000
Stock loaned	2,490,000	2,745,000

Net interest revenue from customer balances increased 4% for the three months ended September 30, 2005 over the first quarter of fiscal 2005 due primarily to increased earnings on assets segregated for regulatory purposes. The increase in net interest revenue generated from securities lending activities for the quarter of 66% is due to an increase in the net interest spread of 17 basis points, offset slightly by decreased average balances. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business.

Banking Group: Net interest revenue generated by the Bank accounted for approximately 20.7% and 13.2% of net revenue in the three-month periods ended September 30, 2005 and September 24,

2004, respectively. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2005 and September 30, 2004 (dollars in thousands):

	Three Months Ended
	September 30, 2005			September 30, 2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$225,380	$4,523	8.0%	$144,210	$2,155	5.9%
Real estate – construction	147,179	3,278	8.8	111,847	1,856	6.6
Commercial	237,033	4,832	8.1	186,500	3,418	7.3
Individual (*)	86,281	4,925	22.7	71,159	3,571	19.9
Land	82,717	1,873	9.0	48,988	867	7.0
Investments	10,606	98	3.7	44,635	143	1.3

	789,196	$19,529	9.8%	607,339	$12,010	7.9%
Noninterest-earning assets:
Cash and due from banks	8,915			7,923
Other assets	17,036			12,111

	$815,147			$627,373

(*) Individual interest-earning assets are primarily composed of sub-prime automobile loans.

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$122,295	$1,001	3.3%	$110,519	$870	3.1%
Money market accounts	19,667	116	2.3	16,940	33	0.8
Interest-bearing demand accounts	55,628	287	2.1	54,129	77	0.6
Savings accounts	368,384	2,441	2.6	295,031	518	0.7
Federal Home Loan Bank advances	93,307	908	3.9	35,843	385	4.3
Notes payable	41,558	691	6.6	22,250	333	5.9

	700,839	5,444	3.1%	534,712	2,216	1.6%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	36,277			26,425
Other liabilities	9,362			5,812

	746,478			566,949
Stockholders’ equity	68,669			60,424

	$815,147			$627,373

Net interest income		$14,085			$9,794

Net yield on interest-earning assets			7.1%			6.4%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended
	September 30, 2005 compared to September 30, 2004
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$2,368	$1,212	$740	$416
Real estate - construction	1,422	587	634	201
Commercial	1,414	926	384	104
Individual	1,354	759	491	104
Land	1,006	597	242	167
Investments	(45)	(97)	217	(165)

	$7,519	$3,984	$2,708	$827

Interest expense:
Certificates of deposit	$131	$92	$35	$4
Money market accounts	83	5	67	11
Interest-bearing demand accounts	210	2	202	6
Savings accounts	1,923	129	1,437	357
Federal Home Loan Bank advances	523	259	(1)	265
Notes payable	358	289	37	32

	3,228	776	1,777	675

Net interest income	$4,291	$3,208	$931	$152

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue generated by the Asset Management Group, as well as revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reason for the increase for the first quarter of fiscal 2006 over the comparable quarter in the prior year is an increase in public finance fees of $2,275,000.

Average assets under management by the Asset Management Group were $672,000,000 in the first quarter of fiscal 2005. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. As a result, there were no assets under management at September 30, 2005. Revenue generated from the management of these assets was $131,000 and $149,000 for the three months ended September 30, 2005 and September 24, 2004, respectively.

Net Gains on Principal Transactions. The decrease in net gains on principal transactions of $17,316,000 for the three-months ended September 30, 2005 versus September 24, 2004 was due primarily to the $18,732,000 recognized upon the maturity of the DARTSSM during the first quarter of fiscal 2005. This amount represents the difference between the fair value of the Knight stock upon acquisition and the Knight stock on the hedging date. Offsetting this decrease was an increase in fixed income trading revenue of $1,864,000 primarily from the mortgage-backed area.

Other Revenue. Other revenue increased approximately $752,000 for the three-month period ended September 30, 2005 compared to the three-month period ended September 24, 2004. The increase is due primarily to the $339,000 increase in fees from insurance products and a $308,000 increase in SBA loan sales and other portfolio sales at FSB Financial.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense, other than interest expense, on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature based on the level of operating revenues, earnings and the number of registered representatives employed.

Overall, commissions and other employee compensation increased $7,525,000 for the quarter over the comparable period in fiscal 2005. An increase of $2,953,000 was due to commissions paid to revenue-producing employees generating higher levels of commission revenue. We also experienced an increase of $2,548,000 in incentive compensation due to increased business line profitability. Additionally, an increase of $2,024,000 in other compensation expense is a result of annual raises and increases in profit sharing and deferred compensation plan expenses.

Occupancy, Equipment and Computer Services. The $1,107,000 decrease in the three-month period ended September 30, 2005 from the comparable period in the prior year is primarily due to decreases of $324,000 in statement processing costs, $210,000 in depreciation, $189,000 in computer services costs, and $174,000 in equipment rental costs. The reduction in statement processing costs is a result of favorable contract negotiations. The depreciation decrease is due to the completion of our capital lease obligations at the end of the first quarter of fiscal 2005. The primary reason for the decrease in computer service costs is the termination of certain software maintenance contracts since the fiscal 2005 first quarter. Equipment rental costs decreased as certain operating lease contracts expired in October 2004 and were not renewed.

Communications. Communications expense decreased $603,000 for the three-month period ended September 30, 2005 as compared to the same period of the prior year. This decrease is primarily due to the closing of the May Financial office in Brighton, Michigan resulting in the elimination of communication and quote contracts.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges change in relation to the transactions processed in our clearing business as well as changes in the costs from our clearing agencies. These charges decreased $287,000 when comparing the three-month period ended September 30, 2005 to the same period in the prior year. The decrease is due primarily to rebates received from the Depository Trust Company.

Advertising and Promotional. Advertising and promotional expense decreased $143,000 when comparing the first quarter of fiscal 2005 to the first quarter of fiscal 2006. This decrease reflects the reduction in advertising and external recruiting costs.

Other Expense. The increase in other expense for the first quarter of fiscal 2006 was $2,427,000 compared to the first quarter of last year. The rise is primarily composed of a $1,500,000 increase in the Bank’s provision for loan losses due to an increasing portfolio size, a $694,000 increase in other taxes due to a large state gross receipts tax refund in fiscal 2005 and a $582,000 increase related to the resolution of items from the Southwest Clearing purchase in the prior year that credited other expense, offset by a decrease of $274,000 in licenses and fees. The decrease in licenses and fees relates primarily to reduced trading volumes in the current quarter, thereby reducing the related fees.

Income Tax Expense. For the first quarter of fiscal 2006, income tax expense (effective rate was 35.9%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was higher than the statutory rate because of permanently excluded items, primarily the state income tax provision.

Minority Interest in Consolidated Subsidiaries. The decrease in minority interest in consolidated subsidiaries of $233,000 is primarily due to the increase in the Bank’s total investment in FSB Financial from 75% in the first quarter of fiscal 2005 to 90% in January of fiscal 2005.

FINANCIAL CONDITION

Loans and Allowance for Probable Loan Losses. The Bank grants loans to customers primarily within North Texas. The Bank also purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of North Texas. Substantially all of the Bank’s loans are collateralized with real estate.

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

Loans receivable at September 30, 2005 and June 30, 2005 are summarized as follows (in thousands):

	September 30, 2005	June 30, 2005
Real estate – mortgage	$209,404	$225,256
Real estate – construction	199,263	168,343
Commercial	199,363	197,045
Individuals	79,851	95,382
Land	91,510	77,854

	$779,391	$763,880

The following table shows the expected life of certain loans at September 30, 2005, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 Years	Total
Real estate – construction	$161,799	$23,522	$13,942	$199,263
Commercial	30,207	79,722	89,434	199,363

Total	$192,006	$103,244	$103,376	$398,626

Amount of loans based upon:
Floating or adjustable interest rates	$189,538	$84,117	$80,989	$354,644
Fixed interest rates	2,468	19,127	22,387	43,982

Total	$192,006	$103,244	$103,376	$398,626

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

Non-performing assets as of September 30, 2005 and June 30, 2005 are as follows (dollars in thousands):

	September 30, 2005	June 30, 2005
Loans accounted for on a non-accrual basis	$5,591	$4,949

Non-performing loans as a percentage of total gross loans	0.8%	0.7%

Loans past due 90 days or more, not included above	$391	$804

Troubled debt restructurings	$1,830	$2,027

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2005 and September 30, 2004 is as follows (dollars in thousands):

	Three Months Ended
	September 30, 2005	September 30, 2004
Balance at beginning of period	$7,450	$4,643
Charge-offs – individual	(2,476)	(688)
Charge-offs – real estate-mortgage	(52)	—
Recoveries – individual	102	26
Recoveries – commercial, financial and agricultural	45	—

Net charge-offs	(2,381)	(662)
Additions charged to operations	2,489	646

Balance at end of period	$7,558	$4,627

Ratio of net charge-offs during the period to average loans outstanding during the period	0.31%	0.10%

The allowance for probable loan losses is applicable to the following types of loans as of September 30, 2005 and June 30, 2005 (dollars in thousands):

	September 30, 2005		June 30, 2005
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,543	25.5%	$1,446	25.7%
Real estate – construction	1,264	25.5	1,033	22.0
Real estate – mortgage & land	1,526	38.4	1,313	39.5
Individuals	3,225	10.6	3,658	12.8

	$7,558	100.0%	$7,450	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three-month periods ended September 30, 2005 and September 30, 2004 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $55,636,000 and $58,554,000 at September 30, 2005 and June 30, 2005, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. The Bank has in excess of $400 million ($435,000,000 at September 30, 2005) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank. The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year (generally two to seven days) during the three-month periods ended September 30, 2005 and September 30, 2004 (dollars in thousands):

	Three Months Ended
	September 30, 2005		September 30, 2004
	Amount	Interest Rate	Amount	Interest Rate
At end of period	$47,064	4.1%	$2,298	6.9%
Average during period	57,961	3.6%	1,687	6.8%
Maximum month-end balance during period	73,228	—	3,500	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At September 30, 2005, the amount outstanding under these secured arrangements was $77,200,000, which was collateralized by securities held for firm accounts valued at $127,245,000.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At September 30, 2005, the total amount available for borrowings was $12,036,000. There was no amount outstanding on this line at September 30, 2005.

We also have an irrevocable letter of credit agreement aggregating $45,000,000 at September 30, 2005 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $59,361,000 at September 30, 2005. We also have unsecured letters of credit, aggregating $2,250,000 at September 30, 2005, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually. At September 30, 2005, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS dissolved in July 2004, in the amount of $714,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs of the Brokerage Group for the foreseeable future.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has a binding obligation which is not reflected on the balance sheet. Included are contingent obligations, certain guaranteed contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative investments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section of our annual report on Form 10-K for the fiscal year ended June 24, 2005. In addition, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 25 of the Notes to Consolidated Financial Statements contained in our annual report on Form 10-K for the fiscal year ended June 24, 2005.

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

Banking Group

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB and a $20,000,000 federal funds line of credit for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $144,400,000. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “gap” data. See the Bank’s gap analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking Group.” At September 30, 2005, $435,000,000 of the Bank’s deposits was from broker customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

FSB Financial has borrowing capacity of $75,000,000 through a secured line of credit for the purpose of purchasing pools of loans.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Bank has historically met all the capital adequacy requirements to which it is subject.

We created a new bank holding company that could be used to issue trust-preferred securities to facilitate additional capital at the Bank. There is no current plan for the holding company to issue securities.

Bank Borrowings. In June 2005, the Bank entered into an agreement with an unaffiliated bank for the availability of a $20,000,000 unsecured line of credit for the purchase of federal funds. The line bears interest at a rate equal to the rate of interest of federal funds plus 0.25%. The line is being used by the Bank to support short-term liquidity needs and expires on May 31, 2006. At September 30, 2005, there were no amounts outstanding on this line of credit.

On June 8, 2005, FSB Financial obtained a secured line of credit from an unaffiliated bank in the amount of $75,000,000. At September 30, 2005, $19,525,000 was outstanding on this line of credit. The note related to this line of credit matures on June 7, 2008. Interest is paid on a monthly basis at a rate of 30-day LIBOR plus a variable rate that is determined by the status of certain financial ratios at the time of the advance. The interest rate was 5.95% September 30, 2005. This line of credit is secured by automobile loans totaling $37,233,000.

FSB Financial also has a line of credit with its parent Bank. At September 30, 2005, the total credit line is $45,850,000 of which FSB Financial has drawn $37,950,000. $10,850,000 was provided by participations from third parties at September 30, 2005. Since June 8, 2005, the loan bears interest for unaffiliated participants at 30-day LIBOR plus 2.25% and matures March 27, 2006. The loan bears interest for the Bank at the Bank Insured Funds rate plus 0.9%, 3.83% at September 30, 2005. SWS Group guarantees $10,000,000 of this credit line to the Bank. See “-Commitments and Contingencies – Guarantees.”

Cash Flow

Net cash used in operating activities was $2,475,000 and $52,193,000 for the three months ended September 30, 2005 and September 24, 2004, respectively. The primary reasons for the decreased use of cash were increases in assets segregated for regulatory purposes, loans held for sale, securities owned, and other assets, offset partially by decreases in securities sold not yet purchased, other liabilities, securities purchased under agreements to resell, net client accounts, and net broker, dealer and clearing organization accounts.

Net cash used in investing activities for the three-month periods ended September 30, 2005 and September 24, 2004 was $32,624,000 and $15,485,000, respectively. The primary reason for the increase in cash used for investing activities was increased mortgage funding.

Net cash flows provided by financing activities totaled $39,309,000 for the three-month period ended September 30, 2005 compared to $12,533,000 for the three-month period ended September 24, 2004. The primary differences were the increases in cash proceeds from securities sold under agreements to repurchase and in deposits at the Bank, offset by reduced reliance on borrowings by the Bank from the FHLB due to cash inflows from Southwest Securities’ customers.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2006.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire in December 31, 2006, to repurchase 500,000 shares. In October 2005, we repurchased 31,090 shares at a cost of $478,000 or $15.36 per share.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. There was no treasury stock activity related to the deferred compensation plan during the three months ended September 30, 2005. See “Part II. Other Information-Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	4.29%
+200	2.86%
+100	1.44%
0	0%
-100	-1.44%
-200	-3.22%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2005:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$658,097	$32,170	$60,691	$35,991
Securities and FHLB Stock	6,445	—	—	269
Interest Bearing Deposits	5,087	—	—	—

Total Earning Assets	669,629	32,170	60,691	36,260

Interest Bearing Liabilities:
Transaction Accounts and Savings	467,512	—	—	—
Certificates of Deposit	30,596	62,438	14,955	11,598
Borrowings	81,875	564	11,380	24,538

Total Interest Bearing Liabilities	579,983	63,002	26,335	36,136

GAP	$89,646	$(30,832)	$34,356	$124

Cumulative GAP	$89,646	$58,814	$93,170	$93,294

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

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$—	$6,019	$10,565	$20,124	$36,708
U.S. Government and Government agency obligations	4,223	(2,466)	293	(9,494)	(7,444)
Corporate obligations	(1,443)	(156)	(6,993)	36,297	27,705

Total debt securities	2,780	3,397	3,865	46,927	56,969
Corporate equity	—	—	—	4,427	4,427
Securities purchased under agreements to resell, net	—	3,099	15,182	3,011	21,292
Other	7,788	—	—	—	7,788

	$10,568	$6,496	$19,047	$54,365	$90,476

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	—%	3.5%	3.8%	3.3%	3.5%
U.S. Government and Government agency obligations	3.3%	4.1%	3.9%	5.1%	4.1%
Corporate obligations	6.3%	4.7%	4.9%	5.9%	5.2%
Securities purchased under agreements to resell, net	—%	3.9%	2.5%	4.5%	3.6%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$2,770	$2,770

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially since June 24, 2005. (See our Annual Report on Form 10-K for the fiscal year then ended.)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “-Risk Management.”

Item 4. Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2005, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three-month period ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by SWS during the quarter ended September 30, 2005 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(1)
6/25/05 to 7/29/05	—	$—	—	500,000
7/30/05 to 8/26/05	—	—	—	500,000
8/27/05 to 9/30/05	—	—	—	500,000

	—	$—	—

(1)	Represents 500,000 shares available for purchase under a stock repurchase program approved by our Board of Directors pursuant to which SWS has authorization, which will expire on December 31, 2006, to repurchase 500,000 shares. No shares were repurchased under the Stock Repurchase Program in the quarter ended September 30, 2005.

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

SWS Group, Inc.
(Registrant)

November 9, 2005	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

November 9, 2005	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

November 9, 2005	/S/ Stacy Hodges
Date	(Signature)
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