Form 10-Q
period 2005-12-30
SWS GROUP INC
filed 2006-02-08
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 3, 2006, there were 17,615,153 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 30, 2005 and June 24, 2005

(In thousands, except par values and share amounts)

(Unaudited)

	December	June
Assets
Cash	$27,607	$23,045
Assets segregated for regulatory purposes	367,641	330,788
Marketable equity securities available for sale	3,077	2,372
Receivable from brokers, dealers and clearing organizations	2,427,645	2,855,296
Receivable from clients, net	366,407	372,143
Loans held for sale, net	136,857	172,023
Loans, net	647,434	591,857
Securities owned, at market value	176,407	166,954
Securities purchased under agreements to resell	34,107	28,890
Goodwill	11,746	11,660
Other assets	70,153	76,116

	$4,269,081	$4,631,144

Liabilities and Stockholders’ Equity
Short-term borrowings	$47,300	$68,400
Payable to brokers, dealers and clearing organizations	2,318,032	2,755,076
Payable to clients	643,387	609,477
Deposits	642,028	587,978
Securities sold under agreements to repurchase	29,417	8,061
Securities sold, not yet purchased, at market value	115,106	106,163
Drafts payable	37,401	32,018
Advances from Federal Home Loan Bank	75,189	93,539
Bank borrowings	27,950	47,150
Other liabilities	52,261	56,346

	3,988,071	4,364,208

Minority interest in consolidated subsidiaries	1,273	1,166

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 18,048,475 and outstanding 17,484,402 shares at December 30, 2005; issued 17,977,240 and outstanding 17,329,779 shares at June 24, 2005	1,804	1,797
Additional paid-in capital	250,903	248,955
Retained earnings	36,012	23,920
Accumulated other comprehensive income – unrealized holding gain net of tax of $314 at December 30, 2005 and $66 at June 24, 2005	598	138
Deferred compensation, net	(907)	529
Treasury stock (564,073 shares at December 30, 2005 and 647,461 shares at June 24, 2005, at cost)	(8,673)	(9,569)

Total stockholders’ equity	279,737	265,770
Commitments and contingencies

	$4,269,081	$4,631,144

See accompanying Notes to Consolidated Financial Statements.

1

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and six months ended December 30, 2005 and December 31, 2004

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Net revenues from clearing operations	$3,449	$3,724	$7,166	$7,391
Commissions	25,056	24,304	46,126	43,529
Interest	55,307	38,167	112,175	65,519
Investment banking, advisory and administrative fees	6,931	6,459	16,107	13,306
Net gains on principal transactions	3,844	3,456	8,844	25,772
Other	7,147	5,122	13,115	10,338

	101,734	81,232	203,533	165,855

Commissions and other employee compensation	38,680	35,853	77,698	67,346
Interest	32,158	17,442	65,349	27,722
Occupancy, equipment and computer service costs	6,078	6,699	11,838	13,566
Communications	2,338	3,098	4,822	6,185
Floor brokerage and clearing organization charges	798	1,587	2,093	3,169
Advertising and promotional	709	1,093	1,398	1,925
Other	7,423	8,120	15,676	13,946

	88,184	73,892	178,874	133,859

Income before income tax expense and minority interest in consolidated subsidiaries	13,550	7,340	24,659	31,996
Income tax expense	4,723	2,546	8,706	11,052

Income before minority interest in consolidated subsidiaries	8,827	4,794	15,953	20,944
Minority interest in consolidated subsidiaries	(62)	(253)	(91)	(515)

Income before cumulative effect of a change in accounting principle	8,765	4,541	15,862	20,429
Cumulative effect of a change in accounting principle, net of tax of $40.	—	—	75	—

Net income	8,765	4,541	15,937	20,429
Other comprehensive income (loss):
Holding gains and losses arising during the three and six months ended December 30, 2005, net of tax of $109 and $248 and the three and six months ended December 31, 2004, net of tax of ($138) and ($169).	202	327	460	166
Reclassification for hedging activities, net of tax of $9.	—	—	—	17
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262.	—	—	—	(12,471)

Net income (loss) recognized in other comprehensive income	202	327	460	(12,288)

Comprehensive income	$8,967	$4,868	$16,397	$8,141

Earnings per share - basic
Income before cumulative effect of change in accounting principles	$0.51	$0.27	$0.91	$1.19
Cumulative effect of change in accounting principles	—	—	0.01	—

Net income	$0.51	$0.27	$0.92	$1.19

Weighted average shares outstanding – basic	17,353,831	17,181,347	17,340,925	17,158,916

Earnings per share – diluted
Income before cumulative effect of change in accounting principles	$0.50	$0.26	$0.90	$1.18
Cumulative effect of change in accounting principles	—	—	0.01	—

Net income	$0.50	$0.26	$0.91	$1.18

Weighted average shares outstanding – diluted	17,615,354	17,436,580	17,564,369	17,340,738

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 30, 2005 and December 31, 2004

(In thousands)

(Unaudited)

	For the Six Months Ended
	December 30, 2005	December 31, 2004
Cash flows from operating activities:
Net income	$15,937	$20,429
Cumulative effect of a change in accounting principle	(75)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,875	3,149
Amortization of discounts on loans purchased	(454)	(609)
Provision for doubtful accounts	5,242	2,598
Deferred income tax expense	(496)	(2,787)
Deferred compensation	1,009	635
Gain on sale of loans	(1,232)	(349)
Loss on sale of fixed assets	50	51
Loss on sale of real estate	121	3
Gain on delivery of Knight shares in settlement of DARTSSM obligation	—	(18,732)
Dividend received on investment in Federal Home Loan Bank stock	(56)	—
Equity (gains) losses on investments	(1,431)	1,350
Net change in minority interest in consolidated subsidiaries	107	199
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(36,853)	(14,273)
Net change in broker, dealer and clearing organization accounts	(9,393)	(59,854)
Net change in client accounts	39,166	21,407
Net change in loans held for sale	35,166	(35,227)
Increase in securities owned	(9,453)	(8,547)
Increase in securities purchased under agreements to resell	(5,217)	(43,524)
(Increase) decrease in other assets	1,672	(3,019)
Increase in drafts payable	5,383	7,517
Increase in securities sold, not yet purchased	8,943	38,337
Decrease in other liabilities	(3,495)	(2,616)
Windfall tax benefits	(22)	—

Net cash provided by (used in) operating activities	47,494	(93,862)

Cash flows from investing activities:
Purchase of fixed assets	(1,051)	(2,235)
Purchase of real estate	(12)	(538)
Proceeds from the sale of fixed assets	76	51
Proceeds from the sale of real estate	2,465	2,528
Loan originations and purchases	(327,835)	(277,823)
Loan repayments	266,195	214,447
Cash paid for purchase of O’Connor	(86)	(360)
Cash paid on investments	(500)	(1,443)
Cash received on investments	1,630	20
Proceeds from the sale of Federal Home Loan Bank stock	2,708	—
Purchases of Federal Home Loan Bank stock	(487)	(556)

Net cash used in investing activities	(56,897)	(65,909)

Cash flows from financing activities:
Payments on short-term borrowings	(1,218,200)	(1,014,965)
Cash proceeds from short-term borrowings	1,197,100	1,074,390
Payments on capital leases	—	(253)
Increase in deposits	54,050	9,108
Increase (decrease) in advances from Federal Home Loan Bank	(18,350)	12,333
Cash payments on notes payable – Bank	(27,300)	—
Cash proceeds on notes payable – Bank	8,100	10,050

	For the Six Months Ended
	December 30, 2005	December 31, 2004
Payment of cash dividends on common stock – SWS Group	(3,505)	(3,459)
Windfall tax benefits	22	—
Cash proceeds on securities sold under agreements to repurchase	21,356	—
Net proceeds from exercise of stock options	1,024	1,379
Proceeds related to the Deferred Compensation Plan	145	161
Purchase of treasury stock	(477)	(161)

Net cash provided by financing activities	13,965	88,583

Net increase (decrease) in cash	4,562	(71,188)
Cash at beginning of period	23,045	88,589

Cash at end of period	$27,607	$17,401

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$2,074	$948

Delivery of Knight shares in settlement of DARTSSM obligation	$—	$18,732

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$64,626	$27,234

Taxes	$4,550	$9,150

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended December 30, 2005 and December 31, 2004

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 30, 2005, and for the three and six-month periods ended December 30, 2005 and December 31, 2004, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 24, 2005 filed on Form 10-K. Amounts included for June 24, 2005 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated. Certain amounts in fiscal 2005 have been reclassified to conform to the 2006 presentation.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”):

Brokerage Group
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
SWS Banc Holdings, Inc.	“SWS Banc”
Southwest Securities, FSB (*)	“Bank”
FSBF, LLC (90%)	“FSBF”
FSB Financial, LTD (88.2%)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”

(*)	Effective January 1, 2006, the Bank changed its name from Southwest Securities Bank to Southwest Securities, FSB.

Brokerage Group. Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer and SWS Financial is a National Association of Securities Dealers (“NASD”) member broker/dealer. Each is registered under the Securities Exchange Act of 1934 (“1934 Act”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (“SEC”) as registered investment advisors under the Investment Advisors Act of 1940.

SWS filed a broker/dealer withdrawal with the NASD for May Financial Corporation (“May Financial”) on October 26, 2004. The effective date of the withdrawal was November 1, 2004. May Financial was dissolved December 31, 2004.

Asset Management Group. Asset management services are offered through SWS Capital, which administered the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas through September 4, 2005. LOGIC is an investment program tailored to the investing needs of local governments within the state of Texas. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. LOGIC represented 100% of the assets under management at June 24, 2005. At December 30, 2005, SWS Capital had no assets under management.

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

In January 2005, the Bank purchased an additional 15% of FSBF at a cost of $84,000, bringing the Bank’s percentage ownership to 90%. Also, the Bank purchased an additional 14.7% of FSB Financial at a cost of $4,367,000 bringing the Bank’s percentage of ownership to 88.2%. FSBF owns 2% of FSB Financial effectively giving the Bank a 90% interest in FSB Financial. Of the $4,451,000 total purchase price, $3,062,000 was paid in cash and the remaining $1,389,000 was given in the form of a promissory note. As of December 31, 2005, $845,000 is still outstanding on this note. The monthly note payment is 35% of the monthly after-tax income allocated to the Bank from FSB Financial until the amount has been paid in full.

The Bank’s quarterly financial statements are prepared as of December 31 for each period presented. All significant intercompany balances and transactions have been eliminated.

Other Consolidated Entities. SWS Insurance holds insurance agency licenses in 44 states for the purpose of facilitating the sale of insurance and annuities for customers of Southwest Securities and its correspondents.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. At December 30, 2005, SWS had two stock option plans; the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS Group’s common stock for issuance to eligible officers, directors and employees of SWS Group or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

The 1996 Plan expired on February 1, 2006. At December 30, 2005, there were 2,589,176 shares available for future issuances under the 1996 Plan. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs.

On June 7, 2005, all outstanding options were vested upon approval by the Board of Directors. The Company has substantially eliminated the use of options as a compensation tool and currently grants restricted stock to reward management and employees. Consequently, no stock options were granted during the six months ended December 30, 2005.

As of June 25, 2005, SWS began accounting for the plans under the recognition and measurement principles of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” For all periods prior to June 25, 2005, SWS accounted for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income and earnings per share if SWS had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and six months ended December 31, 2004 (in thousands, except per share amounts):

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income:
As reported	$4,541	$20,429
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(100)	(307)

Pro forma	$4,441	$20,122

Earnings per share - basic:
As reported	$0.27	$1.19
Pro forma	0.26	1.17

Earnings per share - diluted:
As reported	$0.26	$1.18
Pro forma	0.25	1.16

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended December 31, 2004:

December 31, 2004
Expected volatility	57%
Risk-free interest rate	3.94%
Expected dividend yield	2.66%
Expected life	5 years

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

On August 25, 2005, the Board of Directors approved grants to various officers and employees totaling 72,199 shares with a fair market value of $16.65 per share. On November 28, 2005, a grant was approved totaling 50,000 shares with a fair market value of $20.89 per share. As a result of these grants and previous grants, SWS has recorded cumulative deferred compensation of approximately $3,896,500. For the three and six months ended December 30, 2005, SWS recognized compensation expense of approximately $252,000 and $431,000, respectively. For the three and six months ended December 31, 2004, SWS recognized compensation expense of approximately $129,000 and $241,000, respectively.

On June 25, 2005, SWS adopted the provisions of SFAS No. 123R in relation to the Restricted Stock Plan. This adoption resulted in income of $75,000 recorded as a cumulative effect of a change in accounting principle, net of tax. The adoption affected SWS’ accounting for forfeitures and dividends. The adoption required SWS to estimate and record future forfeitures on previously granted restricted stock awards. SWS was also required to change its accounting for dividends paid to restricted stock stockholders. Under APB Opinion No. 25, dividends paid to restricted stock stockholders were recorded in equity. SFAS No. 123R requires dividends paid to restricted stock stockholders to be recorded as compensation expense.

CASH

The Company considers cash to include cash on hand and in depository accounts.

INVESTMENTS

In 1993, SWS became a part owner of Comprehensive Software Systems, Inc. (“CSS”), a software development company formed to develop a new brokerage front and back office system. By fiscal 2002, SWS held a 25.08% ownership interest in CSS, and implemented the equity method of accounting, prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” SWS is the only company to have fully implemented the CSS system. SWS completed its installation of the system in September 2002. In June 2002, SWS determined that the investment in CSS and its related goodwill were fully impaired based on an analysis of the projected cash flow from the investment.

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

SWS’ share of the undistributed losses of CSS for the three and six months ended December 30, 2005 were $232,000 and $423,000, respectively. From inception of the investment to date, SWS’ pro-rata percentage of losses of $8,155,000 was greater than the $6,386,000 loaned and invested by $1,769,000. As a result, there is no recorded equity investment from CSS at December 30, 2005.

Summarized financial information of CSS is as follows (in thousands):

	December 31, 2005	June 30, 2005
Total assets	$4,691	$7,719
Total liabilities	4,346	4,273
Shareholders’ equity	345	3,446

	Three Months Ended
	December 31, 2005	December 31, 2004
Total revenues	$1,189	$1,263
Net loss	(1,689)	(2,933)

	Six Months Ended
	December 31, 2005	December 31, 2004
Total revenues	$2,669	$2,607
Net loss	(3,088)	(5,525)

SWS has two other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of December 30, 2005, SWS had contributed $4,000,000 from inception to date. During the three and six months ended December 30, 2005, SWS recorded income of $1,547,000 and $1,538,000, respectively, related to this investment. In December 2005, SWS received a distribution of $1,547,000. In comparison, during the three and six months ended December 31, 2004, SWS recorded losses of $57,000 and income of $101,000, respectively.

SWS’ remaining equity investment sold its assets to a third party in December 2005, with SWS receiving a distribution of $83,000 for its portion of the proceeds. As a result, SWS recorded total losses for the three and six months ended December 30, 2005 of $105,000 and $106,600, respectively. The comparable periods of fiscal 2005 had total losses of $5,100 and $7,700, respectively.

The FASB issued Financial Interpretation (“FIN”) No. 46 on January 17, 2003 and the revised version, FIN No. 46R, in December 2003. Upon review of its investments, SWS determined that it has one Variable Interest Entity (“VIE”), as defined by FIN No. 46R, that should be consolidated. In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. The Bank has established a $2,400,000 line of credit with this limited partnership. If drawn this line bears a rate of prime plus 1%. At December 31, 2005, $1,456,000 was outstanding on this line of credit. The line allows the limited partnership to purchase the land to be used in the development and is payable on May 10, 2006. This entity is consolidated at the Bank level through FSB Development. As of December 31, 2005, the Bank consolidated $1,945,000 in assets and $57,000 in net losses for this investment.

FSB Development had a limited partnership interest of $1,000,000 in a land development limited partnership at December 2004. FSB Development’s interest in the limited partnership was sold on February 3, 2005 for $1,125,000, resulting in a gain of $223,000. The Bank had loaned this limited partnership $3,000,000 with an interest rate of prime plus 1% payable on December 17, 2005 to allow the limited partnership to purchase the land and finance the second phase of the development. This loan was paid off on August 4, 2005. For the three and six months ended December 31, 2004, the Bank consolidated $42,000 and $77,000 in net losses for this investment, respectively.

SWS also has an investment in 23,721 shares of Archipelago Holdings, L.L.C., an electronic stock exchange, (“Archipelago”). This stock is included in securities owned and marked to market. At December 30, 2005 and June 24, 2004, the market value of Archipelago was $1,147,000 and $948,000, respectively. See “-Securities Owned and Securities Sold, Not Yet Purchased.” See “-Subsequent Events” for information on the merger of Archipelago and the NYSE.

Southwest Securities has been a member of the NYSE since 1972 and as such owns one seat on the NYSE carried at a cost of $230,000. See “-Subsequent Events” for information on the merger of Archipelago and the NYSE.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 30, 2005, SWS had U.S. Treasury securities with a market value of approximately $76,314,000, reverse repurchase agreements of approximately $107,766,000 and related cash and accrued interest of approximately $183,561,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $110,326,000. At December 30, 2005, SWS had no positions in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”).

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

At December 30, 2005 and June 24, 2005, SWS held 457,154 shares of U.S. Home Systems, Inc. (“USHS”) with a cost basis of $2,018,000. The market value of the USHS shares was $2,916,000 at December 30, 2005 and $2,208,000 at June 24, 2005. There were no sales of USHS stock in the three and six-month periods ended December 30, 2005 and 2004.

At December 30, 2005, SWS held 8,825 shares of Westwood Holdings Group, Inc. (“Westwood”) within the deferred compensation plan with a cost basis of $148,000. At June 24, 2005, SWS held 8,954 shares of Westwood within the deferred compensation plan with a cost basis of $150,650. The market value of the Westwood shares was $161,000 and $164,000 at December 30, 2005 and June 24, 2005, respectively. The reduction in shares results from a distribution from the deferred compensation plan.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 30, 2005 and June 24, 2005, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December	June
Receivable
Securities failed to deliver	$16,149	$21,459
Securities borrowed	2,327,618	2,768,922
Correspondent broker/dealers	37,718	39,940
Clearing organizations	8,574	8,196
Other	37,586	16,779

	$2,427,645	$2,855,296

Payable
Securities failed to receive	$29,997	$42,916
Securities loaned	2,259,594	2,688,266
Correspondent broker/dealers	13,531	14,064
Other	14,910	9,830

	$2,318,032	$2,755,076

SWS participates in the securities borrowing and lending business by lending excess margin securities of its clients as well as by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS received collateral of $2,327,618,000 under securities lending agreements, of which the Company repledged $2,221,847,000 at December 30, 2005. SWS received collateral of $2,768,921,000 under securities lending agreements, of which SWS repledged $2,655,647,000 at June 24, 2005.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at December 31, 2005 and June 30, 2005 are summarized as follows (in thousands):

	December	June
First mortgage loans (principally conventional):
Real estate	$331,313	$308,517
Construction	177,161	135,444

	508,474	443,961
Commercial and Consumer loans:
Commercial	57,940	51,312
Consumer	90,815	109,125

	148,755	160,437
Factored receivables	7,753	7,803

	664,982	612,201
Unearned income	(10,397)	(12,894)
Allowance for probable loan losses	(7,151)	(7,450)

	$647,434	$591,857

Impairment of loans with a recorded investment of approximately $6,536,000 and $4,949,000 at December 31, 2005 and June 30, 2005, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and SFAS No. 15,” as amended.

An analysis of the allowance for probable loan losses for the three and six-months ended December 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Balance at beginning of period	$7,558	$4,627	$7,450	$4,643
Provision for loan losses	2,068	1,473	4,557	2,119
Loans charged to the allowance, net	(2,475)	(708)	(4,856)	(1,370)

Balance at end of period	$7,151	$5,392	$7,151	$5,392

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At December 30, 2005 and June 24, 2005, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	December	June
Securities owned
Corporate equity securities	$6,250	$7,259
Municipal obligations	25,540	32,894
U.S. Government and Government agency obligations	44,594	30,079
Corporate obligations	89,575	88,877
Other	10,448	7,845

	$176,407	$166,954

	December	June
Securities sold, not yet purchased
Corporate equity securities	$2,270	$3,121
Municipal obligations	730	277
U.S. Government and Government agency obligations	46,003	43,933
Corporate obligations	65,587	58,451
Other	516	381

	$115,106	$106,163

During the quarter, certain of the above securities were pledged to secure short-term borrowings or as security deposits at clearing organizations for SWS’ clearing business. Securities deposited as security at clearing organizations were $4,704,000 and $4,669,000 at December 30, 2005 and June 24, 2005, respectively. Additionally, at December 30, 2005 and June 24, 2005, SWS had deposited firm securities valued at $550,000 and $130,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At December 30, 2005, SWS held reverse repurchase agreements totaling $34,107,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $33,826,000. At June 24, 2005, SWS held reverse repurchase agreements totaling $28,890,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $28,885,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill in June 2005 for fiscal 2005, as required by SFAS No. 142 and based on the results of the valuation, SWS’ goodwill balance was not impaired. There have been no events in the last six months that would trigger an interim assessment on the fair value of goodwill.

SWS has two reporting units with goodwill: Southwest Securities in the Brokerage Group segment and the Bank in the Banking Group segment. Changes in the carrying value of goodwill during the six-month period ended December 30, 2005, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 24, 2005	$7,466	$4,194	$11,660
Arising from earn-out provision of completed business combination	86	—	86

Balance, December 30, 2005	$7,552	$4,194	$11,746

In August 2001, SWS Group acquired O’Connor & Company Securities, Inc. (“O’Connor”) and recorded approximately $744,000 of goodwill on the transaction. SWS Group transferred the goodwill to Southwest Securities after the adoption of SFAS No. 142. Pursuant to the terms of the acquisition agreement, contingent consideration based upon future operating performance of O’Connor was calculated on an annual basis through July 2005. The maximum additional earn-out consideration was $2,500,000 which was reached in July 2005. No additional goodwill will be recorded related to this agreement.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 30, 2005, the amount outstanding under these secured arrangements was $47,300,000, which was collateralized by securities held for firm accounts valued at $92,103,000. At June 24, 2005, the amount outstanding under these secured arrangements was $63,400,000, which was collateralized by securities held for firm accounts valued at $88,488,000.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. At December 30, 2005 and June 24, 2005, the total amount available for borrowings was $17,036,000 and $11,893,000, respectively. At December 30, 2005 there were no amounts outstanding on this line and $2,964,000 under unsecured letters of credit. There was $5,000,000 outstanding on this line and $3,107,000 under unsecured letters of credit at June 24, 2005.

SWS also has unsecured letters of credit, aggregating $2,250,000 at both December 30, 2005 and June 24, 2005, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At December 30, 2005 and June 24, 2005, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS that was dissolved in July 2004, in the amount of $714,000 and $857,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

SWS has an irrevocable letter of credit agreement aggregating $45,000,000 and $49,000,000 at December 30, 2005 and June 24, 2005, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $57,378,000 and $66,974,000 at December 30, 2005 and June 24, 2005, respectively.

In addition to using customer securities to finance bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At December 30, 2005, approximately $464,293,000 of client securities under customer margin loans was available to be loaned, of which SWS has loaned $37,325,000 under securities loan agreements. At June 24, 2005, approximately $469,399,000 of client securities under customer margin loans was available to be loaned, of which SWS had loaned $32,156,000 under securities loan agreements.

DEPOSITS

Deposits at December 31, 2005 and June 30, 2005 are summarized as follows (dollars in thousands):

	December		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$45,581	7.1%	$34,504	5.9%
Interest bearing demand accounts	68,719	10.7	48,524	8.2
Savings accounts	419,312	65.3	359,520	61.1
Limited access money market accounts	25,020	3.9	19,172	3.3
Certificates of deposit, less than $100,000	60,172	9.4	67,704	11.5
Certificates of deposit, $100,000 and greater	23,224	3.6	58,554	10.0

	$642,028	100.0%	$587,978	100.0%

The weighted average interest rate on deposits was approximately 3.72% at December 31, 2005 and 2.92% at June 30, 2005.

At December 31, 2005, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Certificates of deposit, less than $100,000	$41,932	$8,460	$3,468	$6,312	$60,172
Certificates of deposit, $100,000 and greater	16,267	2,061	1,150	3,746	23,224

	$58,199	$10,521	$4,618	$10,058	$83,396

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 30, 2005 and June 24, 2005 were $29,417,000 and $8,061,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At December 31, 2005 and June 30, 2005, advances from the FHLB were due as follows (in thousands):

	December	June
Maturity:
Due within one year	$36,488	$58,731
Due within two years	7,443	12,487
Due within five years	8,628	6,556
Due within seven years	8,773	3,787
Due within ten years	6,307	4,746
Due within twenty years	7,550	7,232

	$75,189	$93,539

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $185,000,000 of collateral value (as defined by the credit policy of the FHLB) in qualifying loans at December 31, 2005 (calculated at September 30, 2005). At June 30, 2005 (calculated at March 31, 2005), advances with interest rates from 2% to 8% were collateralized by approximately $170,000,000 of collateral value in qualifying loans.

BANK BORROWINGS

In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured line of credit for the purchase of federal funds. The line bears interest at a rate equal to the federal funds rate plus 0.25%. The line is used by the Bank to support short-term liquidity needs and expires on May 31, 2006. At December 31, 2005 and June 30, 2005, there were no amounts outstanding on this line of credit.

On June 8, 2005, FSB Financial obtained a secured line of credit from an unaffiliated bank in the amount of $75,000,000. At December 31, 2005 and June 30, 2005, $18,600,000 and $35,300,000 were outstanding on this line of credit, respectively. The note related to this line of credit matures on June 7, 2008. Interest is paid on a monthly basis at a rate of 30-day LIBOR plus a variable rate that is determined by the status of certain financial ratios at the time of the advance. The interest rate was 6.54% and 5.38% at December 31, 2005 and June 30, 2005, respectively. This line of credit contains certain restrictive covenants that, among other things, limit the ability of FSB Financial to incur indebtedness, engage in transactions with affiliates, create liens, engage in mergers and consolidations, or sell collateral. The line of credit also requires FSB Financial and the Bank to maintain certain financial ratios. FSB Financial and the Bank were in compliance with all covenants and provisions of the agreement at December 31, 2005. This line of credit is secured by automobile loans totaling $30,367,000.

FSB Financial also has a line of credit with its parent Bank. At December 31, 2005, the total credit line is $44,350,000 of which FSB Financial has drawn $44,350,000. At June 30, 2005, the total credit line was $46,000,000 of which FSB Financial had drawn $37,250,000. Participations by third parties totaled $9,350,000 and $11,850,000 at December 31, 2005 and June 30, 2005, respectively. The loan bears interest for unaffiliated participants at 30-day LIBOR plus 2.25%. The loan bears interest for the Bank at the Bank Insured Funds rate plus 0.9%, 4.34% at December 31, 2005. The loan matures on March 27, 2006. SWS Group guarantees $10,000,000 of this credit line to the Bank. See “-Commitments and Contingencies – Guarantees.” The portion of the credit line from the Bank to FSB Financial is eliminated in consolidation.

FSB Financial has a line of credit with SWS Group up to $5,000,000. The line of credit with SWS Group bears interest at prime plus 1.0% and matures on June 8, 2008. At December 31, 2005, there were no amounts outstanding on this line of credit. At June 30, 2005, $5,000,000 was outstanding on this line of credit, which was eliminated in consolidation.

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the Securities and Exchange Commission’s (“SEC”) Uniform Net Capital Rule (the “Net Capital Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Net Capital Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At December 30, 2005, Southwest Securities had net capital of $119,749,000, or approximately 26.2% of aggregate debit balances, which was $110,604,000 in excess of its minimum net capital requirement of $9,145,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn and cash dividends may not be paid if resulting net capital would be less than 5% of aggregate debit items. At December 30, 2005, Southwest Securities had net capital of $96,887,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At December 30, 2005, the net capital and excess net capital of SWS Financial were $1,109,000 and $859,000, respectively.

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted total assets (all as defined in 12 CFR 565 and 12 CFR 567). Management believes, as of December 31, 2005 and June 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005 and June 30, 2005, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005:
Total capital to risk weighted assets	$75,870	11.0%	$55,391	8.0%	$69,238	10.0%
Tier I capital to risk weighted assets	68,719	9.9	27,695	4.0	41,543	6.0
Tier I capital to adjusted total assets	68,719	8.4	32,880	4.0	41,100	5.0

June 30, 2005:
Total capital to risk weighted assets	$69,874	10.6%	$52,817	8.0%	$66,021	10.0%
Tier I capital to risk weighted assets	62,425	9.5	26,409	4.0	39,613	6.0
Tier I capital to adjusted total assets	62,425	7.8	32,198	4.0	40,247	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and six-months ended December 30, 2005 and December 31, 2004 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Income before cumulative effect of a change in accounting principles	$8,765	$4,541	$15,862	$20,429
Cumulative effect of a change in accounting principles	—	—	75	—

Net income	$8,765	$4,541	$15,937	$20,429

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Weighted average shares outstanding – basic	17,353,831	17,181,347	17,340,925	17,158,916
Effect of dilutive securities:
Assumed exercise of stock options	114,534	155,728	97,994	96,138
Restricted stock	146,989	99,505	125,450	85,684

Weighted average shares outstanding – diluted	17,615,354	17,436,580	17,564,369	17,340,738

Earnings per share – basic
Income before cumulative effect of a change in accounting principles	$0.51	$0.27	$0.91	$1.19
Cumulative effect of a change in accounting principles	—	—	0.01	—

Net income	$0.51	$0.27	$0.92	$1.19

Earnings per share – diluted
Income before cumulative effect of a change in accounting principles	$0.50	$0.26	$0.90	$1.18
Cumulative effect of a change in accounting principles	—	—	0.01	—

Net income	$0.50	$0.26	$0.91	$1.18

At December 30, 2005 and December 31, 2004, there were approximately 1.2 million and 1.5 million options outstanding under the two stock option plans, respectively. See “-Stock Option and Restricted Stock Plans.” As of December 30, 2005 and December 31, 2004, approximately 107,274 and 97,789 outstanding options, respectively, were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF TREASURY STOCK

The Board of Directors has authorized the repurchase of up to 500,000 shares of SWS common stock on or prior to December 31, 2006. In October 2005, 31,090 shares were repurchased at a cost of $478,000, or $15.36 per share, in accordance with the repurchase plan. No shares were repurchased by SWS under this program from February 2003 through September 30, 2005. As of December 30, 2005, 468,910 shares may be repurchased under the plan.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan did not purchase any shares in the three and six-month periods ended December 30, 2005. The plan purchased 2,004 and 10,772 shares in the three and six-month periods ended December 31, 2004 at a cost of $35,600 and $161,000, or $17.74 and $14.91 per share, respectively. During the three and six-month periods ended December 30, 2005, 611 shares were sold or distributed pursuant to the plan. During the three and six-month periods ended December 31, 2004, 8,106 and 10,092 shares were sold or distributed pursuant to the plan, respectively.

On August 18, 2005, one-third of the shares previously granted under the restricted stock plan on August 18, 2004 vested. The fair value of the vested shares was $391,000. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. As a result, 3,468 shares were repurchased with a market value of $58,000 or $16.84 per share.

On November 11, 2005, one-third of the shares previously granted under the restricted stock plan on November 11, 2003 vested. The fair value of the vested shares was $272,000. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. As a result, 2,219 shares were repurchased with a market value of $44,000 or $19.89 per share.

SEGMENT REPORTING

SWS operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported. The Brokerage Group no longer includes May Financial as this entity was dissolved on December 31, 2004. The balances for this entity are included in the amounts presented for the three and six-month periods ended and as of December 31, 2004, but are not included in the December 30, 2005 amounts.

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

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended December 30, 2005
Net revenues from external sources	$78,675	$—	$21,064	$1,995	$101,734
Net intersegment revenue (expense)	(1,017)	—	1,102	(85)	—
Net interest revenue (expense)	8,861	—	14,322	(34)	23,149
Depreciation and amortization	1,174	1	244	—	1,419
Income (loss) before income taxes and minority interest in consolidated subsidiaries	6,441	(22)	6,304	827	13,550
Net income (loss)	4,096	(15)	4,067	617	8,765
Segment assets	3,417,978	537	827,922	22,644	4,269,081
Expenditures for long-lived assets	102	—	119	—	221

Three months ended December 31, 2004
Net revenues from external sources	$66,413	$86	$14,763	$(30)	$81,232
Net intersegment revenue (expense)	(754)	—	910	(156)	—
Net interest revenue (expense)	9,392	—	11,336	(3)	20,725
Depreciation and amortization	1,309	1	171	—	1,481
Income (loss) before income taxes and minority interest in consolidated subsidiaries	5,102	(38)	4,765	(2,489)	7,340
Net income (loss)	3,237	(25)	2,960	(1,631)	4,541
Segment assets	4,066,138	572	672,029	21,869	4,760,608
Expenditures for long-lived assets	559	—	566	1	1,126

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Six months ended December 30, 2005
Net revenues from external sources	$159,246	$131	$41,605	$2,551	$203,533
Net intersegment revenue (expense)	(1,930)	—	2,121	(191)	—
Net interest revenue (expense)	18,398	—	28,513	(85)	46,826
Depreciation and amortization	2,394	1	480	—	2,875
Income (loss) before income taxes and minority interest in consolidated subsidiaries	13,488	(23)	11,764	(570)	24,659
Net income (loss)	8,518	(15)	7,582	(148)	15,937
Segment assets	3,417,978	537	827,922	22,644	4,269,081
Expenditures for long-lived assets	457	—	594	—	1,051

Six months ended December 31, 2004
Net revenues from external sources	$119,002	$234	$27,476	$19,143	$165,855
Net intersegment revenue (expense)	(1,501)	—	1,670	(169)	—
Net interest revenue (expense)	16,678	—	21,142	(23)	37,797
Depreciation and amortization	2,809	3	337	—	3,149
Income (loss) before income taxes and minority interest in consolidated subsidiaries	7,336	(33)	9,462	15,231	31,996
Net income (loss)	4,746	(22)	5,821	9,884	20,429
Segment assets	4,066,138	572	672,029	21,869	4,760,608
Expenditures for long-lived assets	1,213	—	1,021	1	2,235

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

Venture Capital Fund: SWS has committed $5,000,000 to invest in a limited partnership venture capital fund. As of December 30, 2005, SWS had contributed $4,000,000 of its commitment. Under the terms of the agreement, no more than 30% of the commitment will be drawn in any 12-month period.

Underwriting: Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at December 30, 2005 were $162,817,000. All open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material effect on the consolidated financial statements.

In March 2002, SWS issued a loan guarantee for FSB Financial for $10,000,000. The guarantee is based on a loan agreement between FSB Financial and the Bank. SWS has agreed to guarantee funds drawn on the loan in excess of $25,000,000, up to a maximum of $35,000,000. At December 31, 2005, the Bank had loaned $35,000,000 to FSB Financial. As a result of this loan, if FSB Financial defaults on the loan to the Bank, SWS would be liable for $10,000,000 of the total loan outstanding. SWS has not recorded a liability for the guarantee in its financial statements, as the guarantee is to a subsidiary.

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

The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $594,000 at December 31, 2005. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

On December 29, 2005, SWS entered into the eighth amendment of the existing operating lease for its corporate headquarters originally dated November 30, 1994. The amendment of the lease extends the term for 151 months, from June 1, 2008 until December 31, 2020. The amount of rentable square feet was reduced from approximately 188,000 square feet to 155,000 square feet with the potential to reduce the rentable square feet by an additional 31,000 square feet. Total future rental payments under the amended lease are $32,700,000 from December 31, 2005 through December 31, 2020.

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

SUBSEQUENT EVENTS

NYSE Electronic Blue Sheet Reporting Inquiry. In the ordinary course of business, Southwest Securities receives and responds to requests from regulatory agencies (the SEC, the NYSE, the AMEX, etc.) for information regarding trading in specific securities. These requests are often made in connection with investigations of suspected insider trading. The responses are automated and are known as “blue sheets” or “electronic blue sheets.”

In July 2005, Southwest Securities was notified by the NYSE that it, along with a number of other NYSE members, had allegedly failed to provide accurate blue sheet responses by failing to identify short sales, as distinguishable from sales (thereby impeding regulatory investigations), and could face fines, penalties and other sanctions.

On August 26, 2005, Southwest Securities received a demand from the NYSE requiring it to agree to a censure and a fine of $300,000. This amount was accrued for in the consolidated statement of financial condition at June 24, 2005. In January 2006, Southwest Securities and the NYSE settled this inquiry for the $300,000.

NYSE / Archipelago merger. Southwest Securities has been a member of the NYSE since 1972 and as such owns one seat on the NYSE carried at a cost of $230,000. Contingent upon and pursuant to the plan of merger between the NYSE and Archipelago, Southwest Securities will surrender its seat for the right to receive from NYSE Group $300,000 in cash and 80,177 restricted shares of NYSE Group common stock, par value $0.01 per share. In lieu of a seat, on January 4, 2006, Southwest Securities secured the right to a trading license at the inaugural NYSE license auction for $49,290. This license will allow Southwest Securities continued physical and electronic access to the NYSE trading facilities following the close of the merger which is targeted for early February 2006.

Upon the merger, each outstanding share of Archipelago common stock will be converted into one share of NYSE Group common stock.

Sale of certain assets of the Institutional Sales / Trading and Research departments. On January 20, 2006, the sale of certain assets of the Institutional Sales/Trading and Research departments was finalized resulting in no material financial statement impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (“we,” “us,” “SWS” or the “Company”) is engaged in full-service securities brokerage primarily through Southwest Securities, Inc. (“Southwest Securities”) and full-service commercial banking through Southwest Securities, FSB (the “Bank”). While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period. Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “-Forward-Looking Statements.”

We are currently focused on three aspects of our business: growing our clearing business, taking advantage of our prominence in the Southwest to become a nationally recognized full-service regional brokerage firm and growing the Bank’s business.

Brokerage Group

Growth in the U.S. equities market increased in the second quarter of fiscal 2006 as the Dow Jones Industrial Average rose from 10,297.83 at June 24, 2005 to 10,717.50 at December 30, 2005. Trading volumes also increased with average daily volume on the New York Stock Exchange (“NYSE”) of 1.6 billion shares for the first half of fiscal 2006 compared to 1.41 billion in the same period last year.

The revenues generated by our clearing business are dependent on active markets. Sustained growth in volumes is necessary for growth in our clearing business. While the overall volume of trades we processed in the first six months of fiscal 2006 was down compared to the same period in the prior year, the decrease was a result of one of our high volume trading customers clearing through an affiliate of its parent beginning in the second quarter of fiscal 2005. In contrast, trading volume from our general securities customers increased 24% over last year due to a more active market.

Month-end margin balances reported by NYSE member firms averaged $216 billion in the second quarter of fiscal 2006 versus $195 billion in fiscal 2005. We rely on margin lending to our customers to generate revenue. Sustained improvement in stock prices is necessary to promote growth in margin balances and to facilitate earnings growth from margin lending to our customers. Our second quarter margin balances averaged $326,411,000, down 8.9% over the comparable period last year but up 1% from the September 2005 levels. The decrease from prior year is primarily related to the decreased margin balances of our clearing customers.

Stock loan balances are also influenced by the volumes in the market as well as interest rates. Our stock lending balances for the second quarter of fiscal 2006 decreased 27% over the comparable period last year, but were down just under 3% from the September 2005 levels. As markets improve, these balances generally increase subject to credit limits imposed by our counter-parties and us. Stock lending generates an interest spread that is impacted by the overall interest rate environment. As rates have risen, we have had the opportunity to widen the interest spread we earn.

The interest rate environment also impacts our fixed income business. In the first six months of fiscal 2006, the Federal Reserve Board continued to increase the discount rate with the rate rising 100 basis points. This negatively impacted revenues in our fixed income business. The volume of our fixed income business is driven by market perception of the direction and volatility of rates and economic expectations. Management constantly monitors our exposure to interest rate fluctuations to mitigate risk of loss in volatile interest rate environments.

To realize our goal of becoming a nationally recognized full-service regional brokerage firm, it is essential to grow the retail brokerage distribution network. This will be accomplished by hiring additional registered representatives and, secondarily, by opening new branch office locations in the Southwest. Opening new branch offices requires an outlay of capital that is not immediately offset by revenues, which negatively impacts results of operations until new locations become positive contributors. We are currently focused on filling our existing offices with producing registered representatives and have no present intentions to open any branch offices. Although we only increased the number of our registered representatives by one in the second quarter of fiscal 2006, we have hired 6 new registered representatives in the first half of fiscal 2006 as we are focusing on hiring larger producers. The year-end holidays are traditionally a slow recruiting period.

Our emphasis on the full-service brokerage aspect of our business is expected to diversify our revenue stream and to enhance areas of our business that have relatively higher margins than our traditional clearing business because we retain more of each dollar of commission than in a traditional clearing arrangement. As the full-service business grows, we expect to be able to take advantage of the increased margins. Management will be reviewing profitability as well as productivity by registered representatives, transactions processed and deals completed to measure success in our full service brokerage business.

We continue to upgrade and enhance the core operating system with investments in technology. Management continually reviews equipment and communications in an effort to offset some of the costs of software enhancement. Our system was developed by Comprehensive Software Systems, Inc. (“CSS”), an entity that is backed by a consortium of brokerage firms, including Southwest Securities. The development of the system required more time and capital from these brokerage firms than was originally anticipated. While the system is fully functional at SWS, other consortium members have yet to completely install the system. Decisions by these other firms will impact CSS’ ability to continue to deliver new modules and enhancements and could impact the cost of technology to us. See “-Investments” in the Notes to the Consolidated Financial Statements for additional discussion.

Banking Group

A substantial portion of the Bank’s revenue is generated from the single-family construction loan and single-family mortgage loan markets. While the Bank’s purchased mortgage loan and auto loan programs are nationwide, the majority of the Bank’s other lending is concentrated in North Texas. A strong housing market in North Texas is important to growing the Bank’s loan portfolio.

Mortgage interest rates increased slightly in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. The average balances in the Bank’s purchased mortgage loan program, increased 20% over the average balances in the second quarter of fiscal 2005. In the event mortgage interest rates increase, the Bank could experience lower revenues from these operations.

The Bank’s primary liquidity source outside of client deposits is the deposits of brokerage clients in the PC2 Bank Fund. To fund loan growth in excess of the existing liquidity, the Bank utilized Federal Home Loan Bank (“FHLB”) short-term borrowings and brokered certificates of deposit.

The Bank continued to diversify its lending base through increased commercial lending. The Bank’s commercial real estate lending was up 16% from the comparable quarter last year due to a continued focus on the Bank’s Community Banking division.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results are discussed below.

Distribution from an equity investment. In December 2005, the limited partnership venture capital fund in which SWS has an equity investment realized a significant gain and made a subsequent distribution to its partners. SWS’ portion of this gain was $1,547,000 and is included in other revenue in the consolidated statement of income and comprehensive income. See “-Investments” in the Notes to the Consolidated Financial Statements.

Archipelago. In August 2004, Archipelago Holdings, L.L.C. (“Archipelago”) declared an approximately 1 for 4.5 reverse stock split. After the split, we owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock in which we sold 23,714 shares at $10.695 per share, yielding a gain of $254,000 (an after-tax gain of $165,100). On May 24, 2005, SWS sold 20,000 shares at an average price of $32.97 for a gain of $659,000. After giving effect to these transactions, we own 23,721 shares of Archipelago stock. We recorded gains of $242,000 and $900,000 for the three and six months ended December 31, 2004, respectively, from the market appreciation of the remaining Archipelago shares. Comparably, we recorded gains of $210,000 and $199,000 for the three and six months ended December 30, 2005, respectively, from the change in market price. See “-Subsequent Events” for information regarding the merger of Archipelago and the NYSE.

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

In January 2005, we did not participate in CSS’ equity offering because we were no longer dependent on CSS for enhancements to the system. We have developed many of the functions needed to run the CSS system in-house. Subsequent to the equity offering in January 2005, we own 13.7% of CSS. Because no additional investments were made in CSS in the last half of fiscal 2005 and the first half of fiscal 2006, we did not record any equity in losses of CSS. As of December 30, 2005, there is no recorded equity investment in CSS.

For the three and six-month periods ended December 30, 2005, our pro-rata share of CSS’ losses was $232,000 and $423,000, respectively. For the three and six-month periods ended December 31, 2004, our pro-rata share of CSS’ losses was $886,000 and $1,654,000, respectively. These losses were greater than the $721,000 and $1,443,000 purchased during the same periods of fiscal 2005 by $165,000 and $211,000, respectively. From inception of the investment to date, based on our percentage of ownership, our pro-rata share of losses of $8,155,000 was greater than the $6,386,000 invested by $1,769,000.

RESULTS OF OPERATIONS

Net income for the three and six-month periods ended December 30, 2005 was $8,765,000 and $15,937,000, representing an increase of $4,224,000 and a decrease of $4,492,000, respectively, compared to net income for the comparable periods of fiscal 2005. The three and six-month periods ended December 30, 2005 and December 31, 2004 contained 63 and 131 trading days, respectively.

Our pretax income was $13,550,000 and $24,659,000 for the three and six month periods ended December 30, 2005 as compared to $7,340,000 and $31,996,000 for the same periods of fiscal 2005.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-month periods ended December 30, 2005 compared to the three and six-month periods ended December 31, 2004 (dollars in thousands):

	Three Months Ended		Six Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$(275)	(7)%	$(225)	(3)%
Commissions	752	3	2,597	6
Net interest	2,424	12	9,029	24
Investment banking, advisory and administrative fees	472	7	2,801	21
Net gains on principal transactions	388	11	(16,928)	(66)
Other	2,025	40	2,777	27

	5,786	9	51	—

Operating expenses:
Commissions and other employee compensation	2,827	8	10,352	15
Occupancy, equipment and computer service costs	(621)	(9)	(1,728)	(13)
Communications	(760)	(25)	(1,363)	(22)
Floor brokerage and clearing organization charges	(789)	(50)	(1,076)	(34)
Advertising and promotional	(384)	(35)	(527)	(27)
Other	(697)	(9)	1,730	12

	(424)	(1)	7,388	7

Pretax income	$6,210	85%	$(7,337)	(23)%

Net revenues increased for the second quarter of fiscal 2006 by $5,786,000. The largest components of the increase were in net interest revenue, which increased $2,424,000, and in other revenue, which increased $2,025,000. Net interest revenue increased primarily due to increased revenue from securities lending business and an increase in the Bank’s average loans outstanding, offset by lower revenue from customer balances. The increase in other revenues is a result of the equity distribution from our equity investment and the gain on the sale of certain loan portfolios by FSB Financial.

Net revenues for the first half of fiscal 2006 were relatively stable when compared to the first half of fiscal 2005. However, there were large fluctuations in net gains on principal transactions, net interest, investment banking and other. Net gains on principal transaction decreased $16,928,000 due primarily to the $18,732,000 gain attributable to the DARTSSM maturity recorded in the first quarter of fiscal 2005, which was offset slightly by increases in fixed income trading revenue. Net interest revenue increased primarily due to increased revenue from securities lending business and an increase in the Bank’s average loans outstanding, offset by lower revenue from customer balances. The increase in other revenues is a result of the equity distribution from our equity investment and the gain on the sale of certain loan portfolios by FSB Financial.

Overall operating expenses decreased by $424,000 for the three months ended December 30, 2005 as compared to the same period of fiscal 2005. The only increase was in commissions and other employee compensation, which is primarily due to increased business line revenues and health insurance costs. Reductions in floor brokerage, communications, occupancy, equipment and service costs, and other expense offset this increase.

Operating expenses increased by $7,388,000 for the six months ended December 30, 2005 as compared to the same period of fiscal 2005. The changes are consistent with those discussed above for the three month change with the exception of other expense, which increased $1,730,000 during the six month period. The increase in other expense is primarily the result of the Bank’s increase in its allowance for probable loan losses offset by reduced losses from CSS.

Net Revenues from Clearing Operations. Net clearing revenues decreased $275,000 and $225,000 for the three and six-month periods ended December 30, 2005 compared to the three and six-month periods ended December 31, 2004, respectively. We processed 2,559,500 and 4,969,401 transactions in the second quarter and first half of fiscal 2006 compared to 2,421,960 and 7,292,442 transactions in the same periods of fiscal 2005. Revenue per ticket decreased to $1.35 from $1.54 when comparing the second quarter of fiscal 2006 to the same period of fiscal 2005. In contrast, revenue per ticket increased to $1.44 from $1.01 for the six-month periods of fiscal 2006 and 2005, respectively. Correspondent count at December 30, 2005 was 216 versus 221 at December 31, 2004.

Commissions. Commission revenue increased 3% and 6%, respectively, for the three and six-month periods ended December 30, 2005 compared to the three and six-month periods ended December 31, 2004 as a result of increased trading volumes. The largest increases for both periods were recorded in Portfolio Trading due to a significant increase in trading from a customer that is starting a new fund and is trading a large amount of shares. These increases were offset by decreases in commission revenue in Institutional Equity Sales and Fixed Income Sales and Trading. The reduction in Institutional Equity Sales primarily results from the closure of the Milwaukee, Wisconsin office, as well as the impending sale of the Institutional Sales business. See “Subsequent Events” in the Notes to the Consolidated Financial Statements contained in this Report. Fixed Income Sales and Trading’s decrease is the result of reduced sales of corporate and municipal bonds.

Commission revenue by type of representative is as follows (dollars in thousands):

	Commission Revenue				No. of Reps
	Three Months Ended		Six Months Ended		As of
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Southwest Securities brokers:
Private Client Group	$6,146	$5,986	$11,513	$10,639	97	91
Fixed Income Sales & Trading	5,927	6,855	11,537	12,716	37	39
Institutional Equity Sales	1,088	2,329	2,354	4,192	5	10
SWS Financial Representatives	5,159	5,761	10,605	10,514	372	381
Portfolio Trading	6,664	3,199	9,966	5,054
Other	72	174	151	414

	$25,056	$24,304	$46,126	$43,529

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

The components of interest earnings are as follows for the three and six-month periods ended December 30, 2005 and December 31, 2004 (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Interest revenue:
Customer margin accounts and assets segregated for regulatory purposes	$9,527	$7,304	$18,586	$13,169
Stock borrowed	24,523	15,659	51,557	24,681
Bank loans	20,026	13,949	39,457	25,816
Other	1,231	1,255	2,575	1,853

	$55,307	$38,167	$112,175	$65,519

Interest expense:
Customer funds on deposit	$4,667	$1,757	$8,725	$2,823
Stock loaned	21,043	12,440	44,152	19,099
Bank deposits	4,613	1,837	8,458	3,335
Federal Home Loan Bank advances	753	374	1,661	759
Notes payable	516	619	1,207	952
Other	566	415	1,146	754

	32,158	17,442	65,349	27,722

Net interest	$23,149	$20,725	$46,826	$37,797

Brokerage Group: For the three and six months ended December 30, 2005, net interest income from the Brokerage Group accounted for approximately 12.7% and 13.3%, respectively, of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Average interest-earning assets:
Customer margin balances	$326,000	$358,000	$325,000	$362,000
Assets segregated for regulatory purposes	352,000	369,000	346,000	374,000
Stock borrowed	2,491,000	3,412,000	2,532,000	3,129,000

Average interest-bearing liabilities:
Customer funds on deposit	565,000	595,000	556,000	601,000
Stock loaned	2,417,000	3,315,000	2,454,000	3,030,000

Net interest revenue from customer balances decreased 12% for the three months ended December 30, 2005 over the second quarter of fiscal 2005 due primarily to the decreases in average balances on customer margin accounts by $32 million and in assets segregated for regulatory purposes of $17 million.

The increase in net interest revenue generated from securities lending activities for the quarter of 8% is due to an increase in the net interest spread of 14 basis points.

For the six months ended, net interest revenue from customer balances decreased 5% due to the decreases in average balances on customer margin accounts of $37 million and on assets segregated for regulatory purposes of $28 million.

Net interest revenue from stock lending activities for the six months ended December 30, 2005 when compared to December 31, 2004 increased 33% due to the increased net interest spread.

Banking Group: Net interest revenue generated by the Bank accounted for approximately 21% of net revenue for both the three and six-month periods ended December 31, 2005. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The following tables set forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended December 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended
	December 31, 2005			December 31, 2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$186,803	$3,941	8.4%	$153,637	$2,425	6.3%
Real estate – construction	168,662	3,943	9.3	115,053	2,053	7.1
Commercial	241,468	5,445	9.0	192,095	3,574	7.4
Individual (*)	81,756	4,586	22.3	90,819	4,867	21.3
Land	96,746	2,111	8.7	54,732	1,030	7.5
Investments	9,472	93	3.9	14,920	61	1.6

	784,907	$20,119	10.2%	621,256	$14,010	9.0%
Noninterest-earning assets:
Cash and due from banks	9,838			8,280
Other assets	16,041			12,849

	$810,786			$642,385

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$95,254	$798	3.3%	$105,889	$862	3.2%
Money market accounts	23,297	147	2.5	15,361	38	1.0
Interest-bearing demand accounts	64,282	423	2.6	54,691	120	0.9
Savings accounts	407,072	3,245	3.2	297,208	817	1.1
Federal Home Loan Bank advances	70,550	753	4.2	36,278	374	4.1
Notes payable	29,117	516	7.0	36,637	619	6.7

	689,572	5,882	3.4%	546,064	2,830	2.1%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	40,502			28,015
Other liabilities	8,818			6,364

	738,892			580,443
Stockholders’ equity	71,894			61,942

	$810,786			$642,385

Net interest income		$14,237			$11,180

Net yield on interest-earning assets			7.2%			7.1%

(*)	Individual interest-earning assets are primarily composed of sub-prime automobile loans.

	Six Months Ended
	December 31, 2005			December 31, 2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$206,091	$8,465	8.2%	$148,923	$4,580	6.1%
Real estate – construction	157,921	7,221	9.1	113,450	3,909	6.8
Commercial	239,250	10,276	8.5	189,297	6,991	7.3
Individual (*)	84,019	9,511	22.5	80,989	8,438	20.7
Land	89,732	3,984	8.8	51,860	1,898	7.3
Investments	10,039	192	3.8	29,777	204	1.4

	787,052	$39,649	10.0%	614,296	$26,020	8.4%
Noninterest-earning assets:
Cash and due from banks	9,376			8,102
Other assets	16,538			12,481

	$812,966			$634,879

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$108,775	$1,799	3.3%	$108,204	$1,732	3.2%
Money market accounts	21,482	263	2.4	16,150	71	0.9
Interest-bearing demand accounts	59,955	710	2.4	54,410	197	0.7
Savings accounts	387,728	5,686	2.9	296,119	1,335	0.9
Federal Home Loan Bank advances	81,928	1,661	4.0	36,060	759	4.2
Notes payable	35,338	1,207	6.8	29,443	952	6.4

	695,206	11,326	3.2%	540,386	5,046	1.9%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	38,389			27,220
Other liabilities	9,090			6,090

	742,685			573,696
Stockholders’ equity	70,281			61,183

	$812,966			$634,879

Net interest income		$28,323			$20,974

Net yield on interest-earning assets			7.1%			6.8%

(*)	Individual interest-earning assets are primarily composed of sub-prime automobile loans.

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended
	December 31, 2005 compared to December 31, 2004
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$1,516	$524	$816	$176
Real estate - construction	1,890	956	637	297
Commercial	1,871	918	758	195
Individual	(281)	(486)	228	(23)
Land	1,081	791	164	126
Investments	32	(11)	83	(40)

	$6,109	$2,692	$2,686	$731

Interest expense:
Certificates of deposit	$(64)	$(87)	$25	$(2)
Money market accounts	109	20	59	30
Interest-bearing demand accounts	303	21	240	42
Savings accounts	2,428	302	1,552	574
Federal Home Loan Bank advances	379	214	23	142
Notes payable	(103)	(127)	30	(6)

	3,052	343	1,929	780

Net interest income	$3,057	$2,349	$757	$(49)

	Six months ended
	December 31, 2005 compared to December 31, 2004
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$3,885	$1,758	$1,537	$590
Real estate - construction	3,312	1,532	1,279	501
Commercial	3,285	1,845	1,139	301
Individual	1,073	316	730	27
Land	2,086	1,386	405	295
Investments	(12)	(108)	322	(226)

	$13,629	$6,729	$5,412	$1,488

Interest expense:
Certificates of deposit	$67	$10	$57	$—
Money market accounts	192	23	127	42
Interest-bearing demand accounts	513	20	447	46
Savings accounts	4,351	413	3,007	931
Federal Home Loan Bank advances	902	527	20	355
Notes payable	255	190	54	11

	6,280	1,183	3,712	1,385

Net interest income	$7,349	$5,546	$1,700	$103

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds, as well as revenue generated by the Asset Management Group. The primary reason for the increases for the three months ended December 30, 2005 compared to the three months ended December 31, 2004 and the first half of fiscal 2006 over the comparable period in the prior year is an increase in public finance fees of $430,000 and $2,706,000, respectively.

Average assets under management by the Asset Management Group were $713,000,000 at December 31, 2004. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. As a result, there were no assets under management at December 30, 2005. Revenue generated from the management of these assets was $131,000 and $234,000 for the six months ended December 30, 2005 and December 31, 2004, respectively.

Net Gains on Principal Transactions. The increase of $388,000 for the three months ended December 30, 2005 compared to the three months ended December 31, 2004 is due to an increase in fixed income trading revenue primarily from corporate bonds.

The decrease in net gains on principal transactions of $16,928,000 for the six months ended December 30, 2005 versus December 31, 2004 was due primarily to the $18,732,000 recognized upon the maturity of the DARTSSM during the first quarter of fiscal 2005. This amount represents the difference between the fair value of the Knight stock upon acquisition and the Knight stock on the hedging date. Offsetting this decrease was an increase in fixed income trading revenue of $2,275,000 primarily from the mortgage-backed and corporate bonds areas.

Other Revenue. Other revenue increased approximately $2,025,000 for the three-month period ended December 30, 2005 compared to the three-month period ended December 31, 2004. The increase is due primarily to the $1,547,000 increase from the distribution from an equity investment. Additionally, we recorded gains of $308,000 on the sale of certain loan portfolios at FSB Financial and a $192,000 increase in fees from insurance products.

Other revenue increased approximately $2,777,000 for the six-month period ended December 30, 2005 compared to the six-month period ended December 31, 2004. The increase is due primarily to the $1,547,000 increase from distribution related to an equity investment. Additionally, a gain of $635,000 resulted from the sale of certain loan portfolios at FSB Financial and we recorded increased fees from insurance products of $531,000

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense, other than interest expense, on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature based on the level of operating revenues, earnings and the number of registered representatives employed.

Overall, commissions and other employee compensation increased $2,827,000 for the second quarter of fiscal 2006 over the comparable period in fiscal 2005. The primary driver of the increase was $1,831,000 in variable compensation due to increased business line profitability in the brokerage segment. Additionally, an increase of $997,000 in other compensation expense is a result of increases in profit sharing and health insurance expense, offset by lower deferred compensation plan expenses.

Total commissions and other employee compensation increased by $10,352,000 for the first half of fiscal 2006 over the comparable period in fiscal 2005. An increase of $2,608,000 was due to commissions paid to revenue-producing employees generating higher levels of commission revenue. We also experienced an increase of $4,724,000 in incentive compensation due to increased business line profitability. Additionally, an increase of $3,021,000 in other compensation expense is a result of annual raises and increases in profit sharing and health insurance expenses.

Occupancy, Equipment and Computer Services. The $621,000 decrease in the three-month period ended December 30, 2005 from the comparable period in the prior year is primarily due to decreases of $383,000 in statement processing costs and $216,000 in rent expense. The reduction in statement processing costs is a result of favorable contract negotiations. Rent expense decreased due to a non-recurring lease termination costs in fiscal 2005 of $213,000 related to the closure of the May Financial office in Brighton, Michigan.

The $1,728,000 decrease in the six-month period ended December 30, 2005 from the comparable period in the prior year is primarily due to decreases of $707,000 in statement processing costs, the $213,000 in rent expense noted above and $620,000 from reduced expenditures for leased computer equipment and software licenses.

Communications. Communications expense decreased $760,000 for the three-month period ended December 30, 2005 as compared to the same period of the prior year. Quotation costs were down $463,000 due to the closure of two offices (Michigan and Wisconsin) as well as reduced headcount in equity trading. Additionally, telephone expenses were reduced by $198,000 due to favorable restructuring of our telecommunications contracts.

Communications expense decreased $1,363,000 for the six-month period ended December 30, 2005 as compared to the same period of the prior year. Quotation costs were down $1,079,000 and telephone expenses were down $267,000 due to the reasons noted above.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges change in relation to the transactions processed in our clearing business as well as changes in the costs from our clearing agencies. These charges decreased $789,000 and $1,076,000 when comparing the three and six month periods ended December 30, 2005 to the same period in the prior year, respectively. The reductions are due to reduced clearing costs as we significantly reduced our market making business in September 2005 and rebates received from the Depository Trust Company.

Advertising and Promotional. Advertising and promotional expense decreased $384,000 and $527,000 when comparing the three and six months ended December 30, 2005 to the same periods in the prior fiscal year, respectively. This decrease reflects the reduction in advertising, external recruiting, and travel and entertainment costs.

Other Expense. The decrease in other expense for the second quarter of fiscal 2006 was $697,000 compared to the second quarter of last year. The reduction is primarily due to reduced losses from CSS of $721,000, a decrease in professional services of $375,000, and $260,000 reduction in other tax expense due to the receipt of a state franchise tax refund. The reduction in professional services is due to costs related to Sarbanes-Oxley Section 404 (“SOX 404”) compliance that were incurred in fiscal 2005 that did not recur in fiscal 2006. These decreases are offset by increases of $595,000 in the Bank’s provision for loan losses due to an increasing portfolio size.

The increase in other expense for the first half of fiscal 2006 was $1,730,000 compared to the first half of last year. The increase is primarily composed of a $2,644,000 increase in the Bank’s provision for loan losses as well as $994,000 in non-recurring items in fiscal 2005 related to a state tax refund and the resolution of items from the purchase of a clearing business by Southwest Clearing Corporation. These increases were offset by reduced losses from CSS of $1,433,000 and reduced SOX 404 consulting fees of $501,000.

Income Tax Expense. For the first half of fiscal 2006, income tax expense (effective rate was 35.3%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was higher than the statutory rate because of permanently excluded items, primarily the state income tax provision and meals and entertainment expenses offset by tax exempt interest and income from company-owned life insurance policies.

Minority Interest in Consolidated Subsidiaries. The decrease in minority interest in consolidated subsidiaries of $191,000 and $424,000 for the three and six months ended December 30, 2005 when compared to similar periods in the prior year is primarily due to the increase in the Bank’s total investment in FSB Financial from 75% in the first quarter of fiscal 2005 to 90% in January of fiscal 2005.

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

Loans receivable at December 31, 2005 and June 30, 2005 are summarized as follows (in thousands):

	December 31, 2005	June 30, 2005
Real estate – mortgage	$190,217	$225,256
Real estate – construction	224,233	168,343
Commercial	191,891	197,045
Individuals	80,228	95,382
Land	97,722	77,854

	$784,291	$763,880

The following table shows the expected life of certain loans at December 31, 2005, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$179,246	$26,006	$18,981	$224,233
Commercial	31,178	74,159	86,554	191,891

Total	$210,424	$100,165	$105,535	$416,124

Amount of loans based upon:
Floating or adjustable interest rates	$208,778	$75,906	$80,226	$364,910
Fixed interest rates	1,646	24,259	25,309	51,214

Total	$210,424	$100,165	$105,535	$416,124

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

Non-performing assets as of December 31, 2005 and June 30, 2005 are as follows (dollars in thousands):

	December 31, 2005	June 30, 2005
Loans accounted for on a non-accrual basis	$6,536	$4,949

Non-performing loans as a percentage of total gross loans	0.9%	0.7%

Loans past due 90 days or more, not included above	$486	$804

Troubled debt restructurings	$2,428	$2,027

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2005 and 2004 is as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Balance at beginning of period	$7,558	$4,627	$7,450	$4,643

Charge-offs – commercial	(113)	—	(113)	—
Charge-offs – individual	(2,356)	(753)	(4,832)	(1,441)
Charge-offs – real estate-mortgage	(50)	—	(102)	—
Recoveries – individual	32	45	134	71
Recoveries – commercial	12	—	57	—

Net charge-offs	(2,475)	(708)	(4,856)	(1,370)
Additions charged to operations	2,068	1,473	4,557	2,119

Balance at end of period	$7,151	$5,392	$7,151	$5,392

Ratio of net charge-offs during the period to average loans outstanding during the period	0.32%	0.12%	0.64%	0.23%

The allowance for probable loan losses is applicable to the following types of loans as of December 31, 2005 and June 30, 2005 (dollars in thousands):

	December 31, 2005		June 30, 2005
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,616	24.5%	$1,446	25.7%
Real estate – construction	1,377	28.5	1,033	22.0
Real estate – mortgage & land	1,802	36.6	1,313	39.5
Individuals	2,356	10.4	3,658	12.8

	$7,151	100.0%	$7,450	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three and six-month periods ended December 31, 2005 and 2004 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $23,224,000 and $58,554,000 at December 31, 2005 and June 30, 2005, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. The Bank has in excess of $400 million ($475,000,000 at December 31, 2005) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank. The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year (generally two to seven days) during the three and six-month periods ended December 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$36,488	4.2%	$17,398	2.5%	$36,488	4.2%	$17,398	2.5%
Average during period	35,457	4.0%	3,400	3.5%	48,444	3.8%	2,180	4.2%
Maximum balance during period	77,442	—	18,900	—	77,442	—	18,900	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At December 30, 2005, the amount outstanding under these secured arrangements was $47,300,000, which was collateralized by securities held for firm accounts valued at $92,103,000.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line and $2,964,000 under unsecured letters of credit at December 30, 2005. At December 30, 2005, the total amount available for borrowings was $17,036,000.

We also have unsecured letters of credit, aggregating $2,250,000 at December 30, 2005, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At December 30, 2005, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS dissolved in July 2004, in the amount of $714,000. This letter of credit bears a 1% commitment fee and is renewable annually.

We also have an irrevocable letter of credit agreement aggregating $45,000,000 at December 30, 2005 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $57,378,000 at December 30, 2005.

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

Banking Group

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB and a $20,000,000 federal funds line of credit for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $110,103,000. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. See discussion of the Bank’s gap analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking Group.” At December 31, 2005, $475,000,000 of the Bank’s deposits was from broker customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

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

Bank Borrowings. In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured line of credit for the purchase of federal funds. The line bears interest at a rate equal to the federal funds rate plus 0.25%. The line is used by the Bank to support short-term liquidity needs and expires on May 31, 2006. At December 31, 2005, there were no amounts outstanding on this line of credit.

On June 8, 2005, FSB Financial obtained a secured line of credit from an unaffiliated bank in the amount of $75,000,000. At December 31, 2005, $18,600,000 was outstanding on this line of credit. The note related to this line of credit matures on June 7, 2008. Interest is paid on a monthly basis at a rate of 30-day LIBOR plus a variable rate that is determined by the status of certain financial ratios at the time of the advance. The interest rate was 6.54% December 31, 2005. This line of credit is secured by automobile loans totaling $30,367,000.

FSB Financial also has a line of credit with its parent Bank. At December 31, 2005, the total credit line is $44,350,000 of which FSB Financial has drawn $44,350,000. Participations by third parties totaled $9,350,000 at December 31, 2005. The loan bears interest for unaffiliated participants at 30-day LIBOR plus 2.25%. The loan bears interest for the Bank at the Bank Insured Funds rate plus 0.9%, 4.34% at December 31, 2005. The loan matures on March 27, 2006. SWS Group guarantees $10,000,000 of this credit line to the Bank. See “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements contained in this Report.

FSB Financial has the ability to borrow up to $5 million from SWS Group, if needed. Any funds borrowed bear interest at prime plus 1.0% and mature on June 8, 2008. At December 31, 2005, there were no amounts outstanding on this borrowing.

Cash Flow

Net cash provided by operating activities was $47,494,000 for the six months ended December 30, 2005 compared to net cash used in operating activities of $93,862,000 for the six months ended December 31, 2004. The primary reasons for the increase in cash from operating activities were decreases in client receivable accounts of $39,166,000 and loans held for sale of $35,166,000 compared to a net change in client receivable accounts of only $21,407,000 for the six months ended December 31, 2004 and an increase in loans held for sale of $35,227,000. These are offset by a small increase in securities purchased under agreements to resell and net change in broker, dealer and clearing organization accounts of $5,217,000 and $9,393,000, respectively, for the six months ended December 30, 2005 compared to $43,524,000 and $59,854,000, respectively, for the six months ended December 31, 2004.

Net cash used in investing activities for the six-month periods ended December 30, 2005 and December 31, 2004 was $56,897,000 and $65,909,000, respectively. The primary reason for the decrease in cash used for investing activities was increased mortgage payments.

Net cash flows provided by financing activities totaled $13,965,000 for the six-month period ended December 30, 2005 compared to $88,583,000 for the six-month period ended December 31, 2004. The primary differences were the reduced reliance on borrowings by the Bank from the FHLB due to cash inflows from Southwest Securities’ customers and payments on borrowings at the Bank, offset by the increases in cash proceeds from securities sold under agreements to repurchase and in deposits at the Bank.

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

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During the three and six-month periods ended December 30, 2005, 611 shares were sold or distributed pursuant to the plan. See “Part II. Other Information-Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

RISK MANAGEMENT

We manage risk exposure through the involvement of various levels of management. We establish, maintain and regularly monitor maximum positions (by industry and issuer) in both trading and inventory accounts. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap”, by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counter-party risk through the use of credit information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

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

Banking Group. Credit risk is the possibility that a borrower or counter party will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending provided. The Bank has developed and implemented extensive policies and procedures to provide a robust process for proactively managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within the Dallas / Fort Worth metropolitan area. The Bank also purchases loans which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	0.70%
+200	0.48%
+100	0.25%
0	0%
-100	-0.26%
-200	-0.72%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at December 31, 2005:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$649,924	$28,757	$75,994	$36,767
Securities and FHLB Stock	4,217	—	—	269
Interest Bearing Deposits	2,562	—	—	—

Total Earning Assets	656,703	28,757	75,994	37,036

Interest Bearing Liabilities:
Transaction Accounts and Savings	513,051	—	—	—
Certificates of Deposit	24,443	33,756	15,139	10,058
Borrowings	60,450	3,988	7,443	31,258

Total Interest Bearing Liabilities	597,944	37,744	22,582	41,316

GAP	$58,759	$(8,987)	$53,412	$(4,280)

Cumulative GAP	$58,759	$49,772	$103,184	$98,904

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

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$556	$6,963	$6,012	$11,279	$24,810
U.S. Government and Government agency obligations	4,913	3,757	(4,862)	(5,217)	(1,409)
Corporate obligations	2,675	(3,728)	(9,851)	34,892	23,988

Total debt securities	8,144	6,992	(8,701)	40,954	47,389
Corporate equity	—	—	—	3,980	3,980
Securities purchased under agreements to resell, net	—	(4,890)	9,413	167	4,690
Other	9,932	—	—	—	9,932

	$18,076	$2,102	$712	$45,101	$65,991

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	3.9%	3.5%	4.0%	2.4%	3.2%
U.S. Government and Government agency obligations	3.8%	4.4%	3.7%	5.3%	4.2%
Corporate obligations	6.7%	5.2%	5.4%	5.6%	5.4%
Securities purchased under agreements to resell, net	—%	4.2%	3.4%	4.4%	3.9%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$3,077	$3,077

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

Item 4. Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 30, 2005. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 30, 2005, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three and six-month periods ended December 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by SWS during the quarter ended December 30, 2005 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(1)
10/1/05 to 10/28/05	31,090	$15.36	31,090	468,910
10/29/05 to 11/25/05	—	—	—	468,910
11/26/05 to 12/30/05	—	—	—	468,910

	31,090	$15.36	31,090

(1)	31,090 shares were repurchased under the Stock Repurchase Program in the quarter ended December 30, 2005. After this repurchase, there are 468,910 shares available for purchase under a stock repurchase program approved by our Board of Directors pursuant to which SWS has authorization, which will expire on December 31, 2006, to repurchase a total of 500,000 shares.

Item 3. Defaults upon Senior Securities

None Reportable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 29, 2005. The following directors were elected at the meeting:

Nominees	For	Withheld	Abstain
Don A. Buchholz	16,000,354	96,014	—
Donald W. Hultgren	16,004,438	91,930	—
Brodie L. Cobb	12,472,592	3,623,776	—
Larry A. Jobe	16,010,083	86,285	—
R. Jan LeCroy	15,853,714	242,654	—
Frederick R. Meyer	15,652,163	444,205	—
Jon L. Mosle, Jr.	15,581,950	514,418	—

There were no other matters voted on at the annual meeting.

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

SWS Group, Inc. (Registrant)

February 8, 2006 Date	/S/ Donald W. Hultgren
(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

February 8, 2006 Date	/S/ Kenneth R. Hanks
(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

February 8, 2006 Date	/S/ Stacy Hodges
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