Form 10-Q
period 2006-03-31
SWS GROUP INC
filed 2006-05-10
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 8, 2006, there were 17,772,094 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2006 and June 24, 2005

(In thousands, except par values and share amounts)

	March	June
	(Unaudited)
Assets
Cash	$70,552	$23,045
Restricted cash	3,587	—
Assets segregated for regulatory purposes	328,262	330,788
Marketable equity securities available for sale	4,110	2,372
Receivable from brokers, dealers and clearing organizations	2,611,072	2,855,296
Receivable from clients, net	380,062	372,143
Loans held for sale	119,992	172,023
Loans, net	615,675	591,857
Securities owned, at market value	199,877	166,954
Securities purchased under agreements to resell	37,970	28,890
Goodwill	7,552	11,660
Other assets	69,857	76,116

	$4,448,568	$4,631,144

Liabilities and Stockholders’ Equity
Short-term borrowings	$51,100	$68,400
Payable to brokers, dealers and clearing organizations	2,510,761	2,755,076
Payable to clients	616,875	609,477
Deposits	676,727	588,015
Securities sold under agreements to repurchase	31,328	8,061
Securities sold, not yet purchased, at market value	118,650	106,163
Drafts payable	33,057	32,018
Advances from Federal Home Loan Bank	46,989	93,539
Bank borrowings	—	47,150
Other liabilities	60,731	56,309

	4,146,218	4,364,208

Minority interest in consolidated subsidiaries	616	1,166

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 18,208,795 and outstanding 17,648,303 shares at March 31, 2006; issued 17,977,240 and outstanding 17,329,779 shares at June 24, 2005	1,820	1,797
Additional paid-in capital	252,913	247,996
Retained earnings	52,737	23,920
Accumulated other comprehensive income – unrealized holding gain net of tax of $673 at March 31, 2006 and $66 at June 24, 2005	1,276	138
Deferred compensation, net	1,581	1,488
Treasury stock (560,492 shares at March 31, 2006 and 647,461 shares at June 24, 2005, at cost)	(8,593)	(9,569)

Total stockholders’ equity	301,734	265,770
Commitments and contingencies

	$4,448,568	$4,631,144

See accompanying Notes to Consolidated Financial Statements.

1

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and nine months ended March 31, 2006 and March 24, 2005

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2006	March 24, 2005	March 31, 2006	March 24, 2005
Net revenues from clearing operations	$3,742	$3,306	$10,908	$10,697
Commissions	19,357	19,408	65,483	62,937
Interest	54,806	37,694	157,766	95,103
Investment banking, advisory and administrative fees	5,773	7,084	21,881	20,390
Net gains on principal transactions	7,803	4,551	16,647	30,323
Other	5,714	4,935	18,285	15,226

	97,195	76,978	290,970	234,676

Commissions and other employee compensation	34,474	33,311	109,766	98,878
Interest	33,935	21,426	98,268	48,365
Occupancy, equipment and computer service costs	6,163	6,140	17,730	19,525
Communications	2,273	2,415	6,925	8,493
Floor brokerage and clearing organization charges	343	1,177	2,436	4,346
Advertising and promotional	931	533	2,257	2,384
Other	6,104	5,027	17,757	16,657

	84,223	70,029	255,139	198,648

Income from continuing operations before income tax expense	12,972	6,949	35,831	36,028
Income tax expense	4,524	2,498	12,632	12,682

Income from continuing operations	8,448	4,451	23,199	23,346
Discontinued operations
Income from discontinued operations including a gain on sale of $20,453 for the three and nine months ended March 31, 2006	20,775	1,858	22,576	4,775
Income tax expense	(6,227)	(605)	(6,826)	(1,473)
Minority interest	(2,974)	(111)	(3,065)	(626)

Income from discontinued operations	11,574	1,142	12,685	2,676

Income before cumulative effect of a change in accounting principle	20,022	5,593	35,884	26,022
Cumulative effect of a change in accounting principle, net of tax of $40.	—	—	75	—

Net income	20,022	5,593	35,959	26,022
Other comprehensive income (loss):
Holding gains and losses arising during the three and nine months ended March 31, 2006, net of tax of $358 and $606 and the three and nine months ended March 24, 2005, net of tax of ($58) and ($327).	678	(114)	1,138	52
Reclassification for hedging activities, net of tax of $9.	—	—	—	17
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262.	—	—	—	(12,471)

Net income (loss) recognized in other comprehensive income	678	(114)	1,138	(12,402)

Comprehensive income	$20,700	$5,479	$37,097	$13,620

Earnings per share - basic
Income from continuing operations	$0.49	$0.25	$1.33	$1.36
Income from discontinued operations	0.66	0.07	0.73	0.15
Cumulative effect of change in accounting principles	—	—	0.01	—

Net income	$1.15	$0.32	$2.07	$1.51

Weighted average shares outstanding – basic	17,467,368	17,275,934	17,382,130	17,194,927

Earnings per share – diluted
Income from continuing operations	$0.48	$0.25	$1.32	$1.35
Income from discontinued operations	0.65	0.07	0.72	0.15
Cumulative effect of change in accounting principles	—	—	—	—

Net income	$1.13	$0.32	$2.04	$1.50

Weighted average shares outstanding – diluted	17,775,886	17,501,027	17,633,227	17,389,953

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2006 and March 24, 2005

(In thousands)

(Unaudited)

	For the Nine Months Ended
	March 31, 2006	March 24, 2005
Cash flows from operating activities:
Net income	$35,959	$26,022
Income from discontinued operations	(12,685)	(2,676)
Cumulative effect of a change in accounting principle	(75)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,122	4,583
Amortization of discounts on loans purchased	(592)	(808)
Provision for doubtful accounts	2,530	476
Deferred income tax expense	(539)	(3,282)
Deferred compensation	1,590	779
Gain on sale of loans	(780)	(593)
Loss on sale of fixed assets	648	48
(Gain) loss on sale of real estate	(65)	(304)
Gain on delivery of Knight shares in settlement of DARTSSM obligation	—	(18,732)
Dividend received on investment in Federal Home Loan Bank stock	(94)	—
Equity (gains) losses on investments	(1,603)	612
Net change in minority interest in consolidated subsidiaries	43	—
Cash flow from operating activities of discontinued operations	(1,294)	3,905
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	2,526	8,927
Net change in broker, dealer and clearing organization accounts	(91)	(13,657)
Net change in client accounts	(1,241)	9,074
Net change in loans held for sale	52,031	(66,015)
Increase in securities owned	(32,923)	(65,900)
Increase in securities purchased under agreements to resell	(9,080)	(65,571)
Increase in other assets	(1,979)	(2,878)
Increase in drafts payable	1,039	4,652
Increase in securities sold, not yet purchased	12,487	58,331
Increase in other liabilities	5,684	719
Windfall tax benefits	(30)	—

Net cash provided by (used in) operating activities	55,588	(122,288)

Cash flows from investing activities:
Purchase of fixed assets	(1,891)	(2,843)
Purchase of real estate	(161)	(2,471)
Proceeds from the sale of fixed assets	93	54
Proceeds from the sale of real estate	1,507	5,850
Loan originations and purchases	(479,914)	(347,588)
Loan repayments	368,047	274,588
Cash paid for purchase of O’Connor	(86)	(585)
Cash paid for investments	(500)	(1,443)
Cash received from investments	1,630	180
Cash paid for additional investment in FSB Financial & FSBF	—	(3,000)
Cash flow from investing activities of discontinued operations	104,814	(31,010)
Proceeds from the sale of Federal Home Loan Bank stock	3,877	—
Purchases of Federal Home Loan Bank stock	(487)	(3,428)

Net cash used in investing activities	(3,071)	(111,696)

Cash flows from financing activities:
Payments on short-term borrowings	(1,733,100)	(1,520,415)
Cash proceeds from short-term borrowings	1,715,800	1,584,815
Payments on capital leases	—	(253)
Increase in deposits	88,712	24,437

	For the Nine Months Ended
	March 31, 2006	March 24, 2005
Advances from Federal Home Loan Bank	3,597,033	692,671
Payments on advances from Federal Home Loan Bank	(3,643,583)	(610,828)
Payment of cash dividends on common stock – SWS Group	(5,449)	(5,207)
Cash payments on notes payable – Bank	—	(165)
Cash flow from financing activities of discontinued operations	(50,878)	12,200
Windfall tax benefits	30	—
Cash proceeds on securities sold under agreements to repurchase	23,267	—
Net proceeds from exercise of stock options	3,422	1,983
Proceeds related to the Deferred Compensation Plan	213	235
Purchase of treasury stock	(477)	(238)

Net cash provided by (used in) financing activities	(5,010)	179,235

Net increase (decrease) in cash	47,507	(54,749)
Cash at beginning of period	23,045	88,589

Cash at end of period	$70,552	$33,840

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$2,074	$948

Delivery of Knight shares in settlement of DARTSSM obligation	$—	$18,732

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$98,551	$57,278

Taxes	$6,983	$10,300

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended March 31, 2006 and March 24, 2005

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 31, 2006, and for the three and nine-month periods ended March 31, 2006 and March 24, 2005, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 24, 2005 filed on Form 10-K. Amounts included for June 24, 2005 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively, “SWS” or the “Company”):

Brokerage Group
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Asset Management Group
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Banking Group
SWS Banc Holdings, Inc.	“SWS Banc”
Southwest Securities, FSB (*)	“Bank”
FSBF, LLC (90%)	“FSBF”
FSB Financial, LTD (**)	“FSB Financial”
FSB Development, LLC	“FSB Development”
Other
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”

(*)	Effective January 1, 2006, the Bank changed its name from Southwest Securities Bank to Southwest Securities, FSB.
(**)	On March 1, 2006, FSB Financial sold substantially all of its assets. See discussion in “-Discontinued Operations.”

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

SWS filed a broker/dealer withdrawal with the NASD for May Financial Corporation (“May Financial”) on October 26, 2004. The effective date of the withdrawal was November 1, 2004. May Financial was dissolved on December 31, 2004.

Asset Management Group. Asset management services are offered through SWS Capital, which administered the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas through September 4, 2005. LOGIC is an investment program tailored to the investing needs of local governments within the state of Texas. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. LOGIC represented 100% of the assets under management of SWS Capital at June 24, 2005. At March 31, 2006, SWS Capital had no assets under management.

Southwest Advisors, although dormant, is a registered investment advisor under the Investment Advisors Act of 1940.

Banking Group. The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision. SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004. FSBF is a 2% general partner of FSB Financial which purchased non-prime automobile loans.

On March 1, 2006, FSB Financial, a purchaser, generator and servicer of non-prime automobile loans, sold substantially all of its assets for $35,870,000 in cash and the retirement of $116,868,000 of related debt. See “-Discontinued Operations.”

In January 2005, the Bank purchased an additional 15% of FSBF at a cost of $84,000, bringing the Bank’s percentage ownership to 90%. Also, the Bank purchased an additional 14.7% of FSB Financial at a cost of $4,367,000 bringing the Bank’s percentage of ownership to 88.2%. FSBF owns 2% of FSB Financial effectively giving the Bank a 90% interest in FSB Financial. Of the $4,451,000 total purchase price, $3,062,000 was paid in cash and the remaining $1,389,000 was given in the form of a promissory note. The note was paid in full in March 2006 with the sale of the assets of FSB Financial. See “-Discontinued Operations.”

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

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. At March 31, 2006, SWS had two stock option plans; the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS Group’s common stock for issuance to eligible officers, directors and employees of SWS Group or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

The 1996 Plan expired on February 1, 2006. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs.

On June 7, 2005, all outstanding options were vested upon approval by the Board of Directors. The Company has substantially eliminated the use of options as a compensation tool and currently grants restricted stock to reward management and employees. Consequently, no stock options were granted during the nine months ended March 31, 2006.

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

The following table illustrates the effect on net income and earnings per share if SWS had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and nine months ended March 24, 2005 (in thousands, except per share amounts):

	Three Months Ended March 24, 2005	Nine Months Ended March 24, 2005
Net income:
As reported	$5,593	$26,022
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(95)	(402)

Pro forma	$5,498	$25,620

Earnings per share - basic:
As reported	$0.32	$1.51
Pro forma	0.32	1.49

Earnings per share - diluted:
As reported	$0.32	$1.50
Pro forma	0.31	1.47

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended March 24, 2005:

March 24, 2005
Expected volatility	57%
Risk-free interest rate	3.94%
Expected dividend yield	2.66%
Expected life	5 years

Restricted Stock Plan. The SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”), which terminates on August 21, 2013, allows for awards of up to 500,000 shares of SWS Group’s common stock to SWS’ directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan is fully vested after three years, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

On August 25, 2005, the Board of Directors approved grants to various officers and employees totaling 72,199 shares with a fair market value of $16.65 per share. On November 28, 2005, a grant was approved totaling 50,000 shares with a fair market value of $20.89 per share. For the three and nine months ended March 31, 2006, SWS recognized compensation expense of approximately $332,000 which includes $18,000 expensed for dividends paid on unvested restricted stock and $763,000 which includes $49,000 expensed for dividends paid on unvested restricted stock, respectively. For the three and nine months ended March 24, 2005, SWS recognized compensation expense of approximately $147,000 and $388,000, respectively.

On June 25, 2005, SWS adopted the provisions of SFAS No. 123R in relation to the Restricted Stock Plan. This adoption resulted in income of $75,000 recorded as a cumulative effect of a change in accounting principle, net of tax. The adoption affected SWS’ accounting for forfeitures and dividends. The adoption required SWS to estimate and record future forfeitures on previously granted restricted stock awards. SWS was also required to change its accounting for dividends paid to unvested holders of restricted stock.

CASH

The Company considers cash to include cash on hand and in depository accounts.

RESTRICTED CASH

At March 31, 2006, restricted cash consisted of $3,587,000, of which $358,700 will be paid to the minority shareholder of FSB Financial, received by the Bank and held in escrow from the sale of FSB Financial. As part of the asset purchase agreement, ten percent of the purchase price is to be held in escrow until June 30, 2007; until such time, the Bank does not have access to these funds. See “-Discontinued Operations” for discussion of the sale of the assets of FSB Financial.

INVESTMENTS

Comprehensive Software Systems, Inc. (“CSS”). In 1993, SWS became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system. By fiscal 2002, SWS held a 25.08% ownership interest in CSS, and implemented the equity method of accounting, prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

SWS is the only company to have fully implemented the CSS system. SWS completed its installation of the system in September 2002. In June 2002, SWS determined that the investment in CSS and its related goodwill were fully impaired based on an analysis of the projected cash flow from the investment.

To facilitate the continued enhancement of the CSS system, SWS entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000 under a note bearing interest at 6% per annum. This note was ultimately forgiven in January of 2005. In December 2003, SWS agreed to an additional equity investment in CSS of $2,900,000, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in equal quarterly installments (two purchases were made in fiscal years 2004 and 2005 totaling approximately $1,443,000) and ultimately resulted in increasing SWS’ position in CSS to 30.22%. These investments were made to insure the continued operation of CSS while needed enhancements to the system were built.

SWS did not participate in CSS’ equity offering in January 2005. SWS has developed many of the functions needed to run the CSS system in-house and is no longer dependent on CSS for enhancements. Subsequent to the equity offering in January 2005, SWS owned 13.7% of CSS. SWS has not made any additional investments in CSS since January 2005.

See “-Subsequent Events” for discussion of a maintenance fee agreement entered into in April 2006.

SWS’ share of the undistributed losses of CSS for the three and nine months ended March 31, 2006 were $220,000 and $643,000, respectively, which SWS did not recognize as there is no recorded equity investment in CSS. From inception of the investment to date, SWS has recognized $6,486,000 of its pro-rata percentage of CSS’ losses of $8,375,000.

Summarized financial information of CSS is as follows (in thousands):

	March 31, 2006	June 30, 2005
Total assets	$3,288	$7,719
Total liabilities	4,539	4,273
Shareholders’ equity (deficit)	(1,251)	3,446

	Three Months Ended
	March 31, 2006	March 31, 2005
Total revenues	$1,174	$1,176
Net loss	(1,606)	(1,969)

	Nine Months Ended
	March 31, 2006	March 31, 2005
Total revenues	$3,843	$3,783
Net loss	(4,694)	(7,494)

Other Equity Investments. SWS has two other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of March 31, 2006, SWS had contributed $4,000,000 of this commitment. During the three and nine months ended March 31, 2006, SWS recorded income of $172,000 and $1,710,000, respectively, related to this investment. In December 2005, SWS received a distribution of $1,547,000. In comparison, during the three and nine months ended March 24, 2005, SWS recorded losses of $583,000 and income of $683,000, respectively.

SWS’ remaining equity investment sold its assets to a third party in December 2005, with SWS receiving a distribution of $83,000 for its portion of the sale proceeds. SWS recorded total losses for the nine months ended March 31, 2006 of $106,600 on this investment. The three and nine-month periods of fiscal 2005 had total losses of $4,000 and $11,700, respectively.

Variable Interest Entity. SWS consolidates investments which meet the definition of a “Variable Interest Entity” as defined in Financial Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities (as amended).”.

In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. The Bank has established a $2,400,000 line of credit with this limited partnership. If drawn this line bears a rate of prime plus 1%. At March 31, 2006 and June 24, 2005, $1,606,000 and $1,456,000 was outstanding on this line of credit, respectively. The line allows the limited partnership to purchase the land to be used in the development and was amended in the March 2006 quarter to be payable on September 10, 2007. This entity is consolidated at the Bank level through FSB Development. As of March 31, 2006 and 2005, the Bank consolidated $2,165,000 and $1,933,000 in assets for this investment, respectively. Net losses of $29,000 and $86,000 were consolidated for the three and nine months ended March 31, 2006, respectively. For the three and nine months ended March 31, 2005, net losses of $6,300 were consolidated for this investment.

FSB Development had a limited partnership interest of $1,000,000 in a land development limited partnership that was sold on February 3, 2005 for $1,125,000, resulting in a gain of $223,000. The Bank loaned this limited partnership $3,000,000 with an interest rate of prime plus 1% payable on December 17, 2005 to allow the limited partnership to purchase the land and finance the second phase of the development. This loan was paid off on August 4, 2005. For the three and nine months ended March 31, 2005, the Bank consolidated $17,000 and $94,000 in net losses for this investment, respectively.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 31, 2006, SWS had U.S. Treasury securities with a market value of approximately $132,391,000, reverse repurchase agreements of approximately $36,924,000 and related cash and accrued interest of approximately $157,547,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $37,206,000. At March 31, 2006, SWS had $1,400,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”).

At June 24, 2005, SWS had U.S. Treasury securities with a market value of approximately $25,620,000, reverse repurchase agreements of approximately $140,696,000 and related cash and accrued interest of approximately $164,472,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. The reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $141,720,000. SWS had no deposits in special reserve bank accounts for the PAIB at June 24, 2005.

MARKETABLE EQUITY SECURITIES

SWS Group owns shares of common stock that are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At March 31, 2006 and June 24, 2005, SWS Group held 457,154 shares of U.S. Home Systems, Inc. (“USHS”) with a cost basis of $2,018,000. The market value of the USHS shares was $3,941,000 at March 31, 2006 and $2,208,000 at June 24, 2005. There were no sales of USHS stock in the three and nine-month periods ended March 31, 2006 and March 24, 2005.

At March 31, 2006, SWS Group held 8,556 shares of Westwood Holdings Group, Inc. (“Westwood”) within the deferred compensation plan with a cost basis of $143,000. At June 24, 2005, SWS held 8,954 shares of Westwood within the deferred compensation plan with a cost basis of $150,650. The market value of the Westwood shares was $169,000 and $164,000 at March 31, 2006 and June 24, 2005, respectively. The reduction in shares results from a distribution from the deferred compensation plan.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 31, 2006 and June 24, 2005, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March	June
Receivable
Securities failed to deliver	$36,933	$21,459
Securities borrowed	2,513,754	2,768,922
Correspondent broker/dealers	22,690	39,940
Clearing organizations	11,247	8,196
Other	26,448	16,779

	$2,611,072	$2,855,296

Payable
Securities failed to receive	$44,598	$42,916
Securities loaned	2,442,743	2,688,266
Correspondent broker/dealers	12,846	14,064
Other	10,574	9,830

	$2,510,761	$2,755,076

SWS participates in the securities borrowing and lending business by lending excess margin securities of its clients as well as by borrowing and lending securities other than those of its clients. SWS adjusts open positions to market value according to standard industry practices. SWS received collateral of $2,513,754,000 under securities lending agreements, of which the Company repledged $2,384,481,000 at March 31, 2006. SWS received collateral of $2,768,921,000 under securities lending agreements, of which SWS repledged $2,655,647,000 at June 24, 2005.

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of aggregate cost or market value. Loans held for sale consisted of first mortgage loans and home improvement loans which had been purchased but had not yet been sold in the secondary market.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable, excluding loans held for sale, at March 31, 2006 and June 30, 2005 are summarized as follows (in thousands):

	March	June
First mortgage loans (principally conventional):
Real estate	$355,303	$308,517
Construction	193,684	135,444

	548,987	443,961
Commercial and Consumer loans:
Commercial	61,089	51,312
Consumer	6,204	109,125

	67,293	160,437
Factored receivables	8,127	7,803

	624,407	612,201
Unearned income	(3,665)	(12,894)
Allowance for probable loan losses	(5,067)	(7,450)

	$615,675	$591,857

Impairment of loans with a recorded investment of approximately $3,176,000 and $4,949,000 at March 31, 2006 and June 30, 2005, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and SFAS No. 15,” as amended.

An analysis of the allowance for probable loan losses for the three and nine-months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Balance at beginning of period	$7,151	$5,392	$7,450	$4,643
Discontinued operations	(2,329)	25	(3,635)	773
Provision for loan losses	350	(151)	1,515	(42)
Loans charged to the allowance, net	(105)	133	(263)	25

Balance at end of period	$5,067	$5,399	$5,067	$5,399

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At March 31, 2006 and June 24, 2005, SWS had securities owned and securities sold, not yet purchased as follows (in thousands):

	March	June
Securities owned
Corporate equity securities	$16,448	$7,259
Municipal obligations	36,084	32,894
U.S. Government and Government agency obligations	47,141	30,079
Corporate obligations	89,892	88,877
Other	10,312	7,845

	$199,877	$166,954

	March	June
Securities sold, not yet purchased
Corporate equity securities	$2,789	$3,121
Municipal obligations	150	277
U.S. Government and Government agency obligations	49,594	43,933
Corporate obligations	65,736	58,451
Other	381	381

	$118,650	$106,163

During the quarter, certain of the above securities were pledged to secure short-term borrowings or as security deposits at clearing organizations for SWS’ clearing business. Securities deposited as security at clearing organizations were $4,818,000 and $4,669,000 at March 31, 2006 and June 24, 2005, respectively. Additionally, at March 31, 2006 and June 24, 2005, SWS had deposited firm securities valued at $337,000 and $130,000, respectively, in conjunction with securities lending activities.

NYSE / Archipelago. Southwest Securities has been a member of the NYSE since 1972 owning one seat carried at a cost of $230,000. Upon the merger of the NYSE and Archipelago Holdings, L.L.C. (“Archipelago”) in March 2006, Southwest Securities surrendered its seat for the right to receive from the new entity, NYSE Group, Inc. (“NYSE Group”), $300,000 in cash and 80,177 restricted shares of NYSE Group common stock (NYX), par value $0.01 per share.

Prior to the merger, Southwest Securities had an investment in 23,721 shares of Archipelago. At June 24, 2005, the market value of our Archipelago stock was $948,000. This stock is included in securities owned and is marked to market. Upon the merger, each outstanding share of Archipelago common stock was converted into one share of NYX stock.

Also, in lieu of a seat, on January 4, 2006, Southwest Securities secured the right to a trading license at the inaugural NYSE license auction for $49,290. This license allows Southwest Securities continued physical and electronic access to the NYSE trading facilities following the close of the merger.

The 80,177 NYX shares received from the merger are restricted shares. These restrictions prohibit any “direct or indirect assignment, sale, exchange, transfer, tender or other disposition of NYX stock.” The restrictions on the shares lapse based on a three year vesting schedule, with restrictions lapsing on one-third of the restricted shares annually. There are no restrictions on the 23,721 shares from our investment in Archipelago upon conversion to NYX stock.

The 80,177 NYX shares have been discounted at an overall rate of 19.73% of the market price of NYX stock at March 31, 2006. The discount rate was determined based on the length of time of the restrictions, expected rate of return for this type of investment and the relative amount of restricted NYX stock versus fully tradable stock.

The initial valuation of the restricted shares resulted in a gain of $5,100,000 recorded in net gains from principle transactions on the consolidated statements of income and comprehensive income. As of March 31, 2006, the 103,898 shares were valued at $6,967,000.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At March 31, 2006, SWS held reverse repurchase agreements totaling $37,970,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $37,577,000. At June 24, 2005, SWS held reverse repurchase agreements totaling $28,890,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $28,885,000.

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

At March 31, 2006, SWS has one reporting unit with goodwill, Southwest Securities, in the Brokerage Group segment. At June 24, 2005, the Banking Group segment also had goodwill. Changes in the carrying value of goodwill during the nine-month period ended March 31, 2006, by segment and in the aggregate, are summarized in the following table (in thousands):

	Brokerage Group	Banking Group	Consolidated SWS Group, Inc.
Balance, June 24, 2005	$7,466	$4,194	$11,660
Arising from earn-out provision of completed business combination	86	—	86
Sale of FSB Financial	—	(4,194)	(4,194)

Balance, March 31, 2006	$7,552	$—	$7,552

In August 2001, SWS Group acquired O’Connor & Company Securities, Inc. (“O’Connor”) and recorded approximately $744,000 of goodwill on the transaction. The goodwill was allocated to Southwest Securities after the adoption of SFAS No. 142. Pursuant to the terms of the acquisition agreement, contingent consideration based upon future operating performance of O’Connor was calculated on an annual basis through July 2005. The maximum additional earn-out consideration was $2,500,000 which was reached in July 2005. No additional goodwill will be recorded related to this agreement.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 31, 2006, the amount outstanding under these secured arrangements was $51,100,000, which was collateralized by securities held for firm accounts valued at $93,826,000. At June 24, 2005, the amount outstanding under these secured arrangements was $63,400,000, which was collateralized by securities held for firm accounts valued at $88,488,000.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. At March 31, 2006 and June 24, 2005, the total amount available for borrowings was $17,036,000 and $11,893,000, respectively. At March 31, 2006 there were no amounts outstanding on this line and $2,964,000 under unsecured letters of credit. There was $5,000,000 outstanding on this line and $3,107,000 under unsecured letters of credit at June 24, 2005.

SWS also has unsecured letters of credit, aggregating $2,250,000 at both March 31, 2006 and June 24, 2005, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At March 31, 2006 and June 24, 2005, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS that was dissolved in July 2004, in the amount of $714,000 and $857,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

SWS has an irrevocable letter of credit agreement aggregating $54,000,000 and $49,000,000 at March 31, 2006 and June 24, 2005, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $68,839,000 and $66,974,000 at March 31, 2006 and June 24, 2005, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At March 31, 2006, approximately $484,955,000 of client securities under customer margin loans was available to be loaned, of which SWS has loaned $57,934,000 under securities loan agreements. At June 24, 2005, approximately $469,399,000 of client securities under customer margin loans was available to be loaned, of which SWS had loaned $32,156,000 under securities loan agreements.

DEPOSITS

Deposits at March 31, 2006 and June 30, 2005 are summarized as follows (dollars in thousands):

	March		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$44,452	6.6%	$34,541	5.9%
Interest bearing demand accounts	74,843	11.1	48,524	8.2
Savings accounts	442,837	65.4	359,520	61.1
Limited access money market accounts	28,757	4.3	19,172	3.3
Certificates of deposit, less than $100,000	59,797	8.8	67,704	11.5
Certificates of deposit, $100,000 and greater	26,041	3.8	58,554	10.0

	$676,727	100.0%	$588,015	100.0%

The weighted average interest rate on deposits was approximately 4.02% at March 31, 2006 and 2.92% at June 30, 2005.

At March 31, 2006, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Certificates of deposit, less than $100,000	$43,826	$7,732	$2,679	$5,560	$59,797
Certificates of deposit, $100,000 and greater	19,837	1,542	1,217	3,445	26,041

	$63,663	$9,274	$3,896	$9,005	$85,838

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 31, 2006 and June 24, 2005 were $31,328,000 and $8,061,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At March 31, 2006 and June 30, 2005, advances from the FHLB were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$9,916	$58,731
Due within two years	544	12,487
Due within five years	11,869	6,556
Due within seven years	4,412	3,787
Due within ten years	6,908	4,746
Due within twenty years	13,340	7,232

	$46,989	$93,539

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $186,000,000 of collateral value (as defined by the credit policy of the FHLB) in qualifying loans at March 31, 2006 (calculated at December 31, 2005). At June 30, 2005 (calculated at March 31, 2005), advances with interest rates from 2% to 8% were collateralized by approximately $170,000,000 of collateral value in qualifying loans.

BANK BORROWINGS

In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured line of credit for the purchase of federal funds. The line bears interest at a rate equal to the federal funds rate plus 0.25%. In the third quarter ended March 31, 2006, the agreement was amended to increase the available credit to $30,000,000. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is used by the Bank to support short-term liquidity needs. At March 31, 2006 and June 30, 2005, there were no amounts outstanding on this line of credit.

On June 8, 2005, FSB Financial obtained a secured line of credit from an unaffiliated bank in the amount of $75,000,000. Pursuant to the sale of FSB Financial in March 2006, this line was terminated and paid in full incurring an early termination fee of $333,000, which is included in other expense on the consolidated statements of income and comprehensive income. At June 30, 2005, $35,300,000 was outstanding on this line of credit. The note related to this line of credit was to mature on June 7, 2008. Interest was paid on a monthly basis at a rate of 30-day LIBOR plus a variable rate that was determined by the status of certain financial ratios at the time of the advance. The interest rate was 5.38% at June 30, 2005. This line of credit contained certain restrictive covenants that, among other things, limited the ability of FSB Financial to incur indebtedness, engage in transactions with affiliates, create liens, engage in mergers and consolidations, or sell collateral. The line of credit also required FSB Financial and the Bank to maintain certain financial ratios. FSB Financial and the Bank were in compliance with all covenants and provisions of the agreement at the date of termination.

FSB Financial also had a line of credit with its parent Bank. This line was terminated and paid in full pursuant to the sale of FSB Financial in March 2006. At June 30, 2005, the total credit line was $46,000,000 of which FSB Financial had drawn $37,250,000. Participations by third parties totaled $11,850,000 at June 30, 2005. The loan was to mature on March 27, 2006. SWS Group guaranteed $10,000,000 of this credit line to the Bank. The portion of the credit line from the Bank to FSB Financial was eliminated in consolidation.

FSB Financial had a line of credit with SWS Group up to $5,000,000. This line of credit was also terminated and the outstanding balance was paid in full in conjunction with the sale of FSB Financial in March 2006. The line of credit with SWS Group bore interest at prime plus 1.0% and was to mature on June 8, 2008. At June 30, 2005, $5,000,000 was outstanding on this line of credit, which was eliminated in consolidation.

See discussion of the sale of FSB Financial at “-Discontinued Operations.”

DISCONTINUED OPERATIONS

In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. The purchase price was $35,870,000 in cash and the retirement of $116,868,000 of related debt. Pursuant to the sale agreement, 10% or $3,587,000 was placed in escrow and will be retained until June 30, 2007 to secure any purchase price adjustments and to secure sellers indemnifications. This amount is presented as restricted cash in the accompanying Statement of Financial Condition. A gain of $20,453,000 was recognized of which $2,965,000 belongs to the minority interest holder.

The results of FSB Financial, as summarized below, have been classified as discontinued operations for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net revenues	$25,553	$5,008	$35,312	$13,165
Net income before taxes	20,775	1,858	22,576	4,775
Income tax expense	6,227	605	6,826	1,473
Minority interest	2,974	111	3,065	626
Net income from discontinued operations	11,574	1,142	12,685	2,676

NET CAPITAL REQUIREMENTS

Brokerage Group. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Net Capital Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Net Capital Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At March 31, 2006, Southwest Securities had net capital of $122,888,000, or approximately 23.9% of aggregate debit balances, which was $112,611,000 in excess of its minimum net capital requirement of $10,277,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn and cash dividends may not be paid if resulting net capital would be less than 5% of aggregate debit items. At March 31, 2006, Southwest Securities had net capital of $97,196,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At March 31, 2006, the net capital and excess net capital of SWS Financial were $905,000 and $655,000, respectively.

Banking Group. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted total assets (all as defined in 12 CFR 565 and 12 CFR 567). Management believes, as of March 31, 2006 and June 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2006 and June 30, 2005, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006:
Total capital to risk weighted assets	$90,885	13.7%	$52,952	8.0%	$66,190	10.0%
Tier I capital to risk weighted assets	85,818	13.0	26,476	4.0	39,714	6.0
Tier I capital to adjusted total assets	85,818	10.4	32,880	4.0	41,101	5.0

June 30, 2005:
Total capital to risk weighted assets	$69,874	10.6%	$52,817	8.0%	$66,021	10.0%
Tier I capital to risk weighted assets	62,425	9.5	26,409	4.0	39,613	6.0
Tier I capital to adjusted total assets	62,425	7.8	32,198	4.0	40,247	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and nine-months ended March 31, 2006 and March 24, 2005 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 24, 2005	March 31, 2006	March 24, 2005
Income from continuing operations	$8,448	$4,451	$23,199	$23,346
Income from discontinued operations	11,574	1,142	12,685	2,676
Cumulative effect of a change in accounting principles	—	—	75	—

Net income	$20,022	$5,593	$35,959	$26,022

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 24, 2005	March 31, 2006	March 24, 2005
Weighted average shares outstanding – basic	17,467,368	17,275,934	17,382,130	17,194,927
Effect of dilutive securities:
Assumed exercise of stock options	140,689	134,102	111,874	107,722
Restricted stock	167,829	90,991	139,223	87,304

Weighted average shares outstanding – diluted	17,775,886	17,501,027	17,633,227	17,389,953

Earnings per share – basic
Income from continuing operations	$0.49	$0.25	$1.33	$1.36
Income from discontinued operations	0.66	0.07	0.73	0.15
Cumulative effect of a change in accounting principles	—	—	0.01	—

Net income	$1.15	$0.32	$2.07	$1.51

Earnings per share – diluted
Income from continuing operations	$0.48	$0.25	$1.32	$1.35
Income from discontinued operations	0.65	0.07	0.72	0.15
Cumulative effect of a change in accounting principles	—	—	—	—

Net income	$1.13	$0.32	$2.04	$1.50

At March 31, 2006 and March 24, 2005, there were approximately 1.1 million and 1.4 million options outstanding under the two stock option plans, respectively. See “-Stock Option and Restricted Stock Plans.” As of March 31, 2006 and March 24, 2005, approximately 18,466 and 110,472 outstanding options, respectively, were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF COMMON STOCK

The Board of Directors has authorized the repurchase of up to 500,000 shares of SWS common stock on or prior to December 31, 2006. In October 2005, 31,090 shares were repurchased at a cost of $478,000, or $15.36 per share, in accordance with the repurchase plan. As of March 31, 2006, 468,910 shares may be repurchased under the plan.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan did not purchase any shares in the three and nine-month periods ended March 31, 2006. The plan purchased 4,014 and 14,786 shares in the three and nine-month periods ended March 24, 2005 at a cost of $77,400 and $238,000, or $19.29 and $16.10 per share, respectively. During the three and nine-month periods ended March 31, 2006, 6,317 and 6,928 shares, respectively, were sold or distributed pursuant to the plan. During the nine-month period ended March 24, 2005, 10,092 shares were sold or distributed pursuant to the plan.

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

On January 20, 2006, in conjunction with the sale of the Institutional Sales business, the Board of Directors approved the immediate vesting of the 3,893 unvested restricted shares held by the employees effected by the sale. The fair value of the vested shares was $84,000. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. As a result, 1,318 shares were repurchased with a market value of $29,000 or $21.65 per share.

SEGMENT REPORTING

SWS operates three principal segments within the financial services industry: the Brokerage Group, the Asset Management Group and the Banking Group. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since last reported. The Brokerage Group no longer includes May Financial as this entity was dissolved on December 31, 2004. The balances for this entity are included in the amounts presented for the nine-month period ended and as of March 24, 2005, but are not included in the March 31, 2006 amounts.

SWS Capital, an entity within the Asset Management Group, determined that it would not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. LOGIC represented 100% of the assets under management for this entity through the expiration of the agreement.

In March 2006, FSB Financial, an entity in the Banking Group, was sold and is presented as discontinued operations in the schedule below for all periods. See “-Discontinued Operations.”

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

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Three months ended March 31, 2006
Net revenues from external sources	$79,544	$—	$16,844	$807	$97,195
Net intersegment revenue (expense)	(1,082)	—	1,124	(42)	—
Net interest revenue (expense)	10,517	—	10,381	(27)	20,871
Depreciation and amortization	1,133	—	192	—	1,325
Income (loss) from continuing operations before income tax expense	9,223	—	4,257	(508)	12,972
Income from discontinued operations	—	—	11,574	—	11,574
Net income (loss)	5,887	—	14,358	(223)	20,022
Segment assets	3,601,143	26	823,827	23,572	4,448,568
Expenditures for long-lived assets	871	—	102	—	973

Three months ended March 24, 2005
Net revenues from external sources	$64,541	$135	$11,584	$718	$76,978
Net intersegment revenue (expense)	(785)	—	938	(153)	—
Net interest revenue (expense)	8,432	—	7,872	(36)	16,268
Depreciation and amortization	1,300	1	168	—	1,469
Income from continuing operations before income tax expense	2,607	91	4,046	205	6,949
Income from discontinued operations	—	—	1,142	—	1,142
Net income	1,633	55	3,769	136	5,593
Segment assets	4,333,101	637	755,638	24,524	5,113,900
Expenditures for long-lived assets	230	—	426	—	656

(in thousands)	Brokerage Group	Asset Management Group	Banking Group	Other Consolidated Entities	Consolidated SWS Group, Inc.
Nine months ended March 31, 2006
Net revenues from external sources	$238,790	$131	$48,690	$3,359	$290,970
Net intersegment revenue (expense)	(3,013)	—	3,245	(232)	—
Net interest revenue (expense)	28,914	—	30,695	(111)	59,498
Depreciation and amortization	3,526	1	594	1	4,122
Income (loss) from continuing operations before income tax expense	22,711	(23)	14,221	(1,078)	35,831
Income from discontinued operations	—	—	12,685	—	12,685
Net income (loss)	14,406	(15)	21,940	(372)	35,959
Segment assets	3,601,143	26	823,827	23,572	4,448,568
Expenditures for long-lived assets	1,328	—	563	—	1,891

Nine months ended March 24, 2005
Net revenues from external sources	$183,542	$370	$30,903	$19,861	$234,676
Net intersegment revenue (expense)	(2,286)	—	2,607	(321)	—
Net interest revenue (expense)	25,110	—	21,687	(59)	46,738
Depreciation and amortization	4,110	4	469	—	4,583
Income from continuing operations before income tax expense	9,943	57	10,592	15,436	36,028
Income from discontinued operations	—	—	2,676	—	2,676
Net income	6,378	32	9,591	10,021	26,022
Segment assets	4,333,101	637	755,638	24,524	5,113,900
Expenditures for long-lived assets	1,442	—	1,400	1	2,843

On the consolidated statements of income and comprehensive income, other comprehensive income (loss) is solely related to SWS Group, which is included in the “Other Consolidated Entities” category, above.

COMMITMENTS, CONTINGENCIES and GUARANTEES

Litigation: In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS Group and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

Ameritrade: On March 22, 2006, Southwest Securities entered into an agreement with TD Ameritrade Holding Corporation and the Advanced Clearing division of the company’s subsidiary, Ameritrade, Inc., (“Ameritrade”) to transfer Advanced Clearing’s 15 correspondent clients to Southwest Securities. Each of the 15 correspondents has been notified and has the choice to select Southwest Securities or another firm to perform its clearing services. The purchase price is based on the estimated value of the correspondents transferred to Southwest Securities’ clearing platform. One half of the purchase price will be paid upon closing, expected to be in July 2006, with the remainder being paid on the one year anniversary of the closing date. Ameritrade will receive 100 percent of the remaining amount if the transferred correspondents meet agreed upon ticket volume numbers. If these numbers are not met, the second payment will be pro-rated by the ticket volumes incurred compared to the agreed upon ticket volume. The maximum purchase price is approximately $5.8 million.

Fraudulent Mortgages: During the first quarter of fiscal 2003, the Bank provided $3,400,000 ($2,200,000 after tax impact on earnings) to establish a reserve for fraudulent mortgages purchased from one New York based mortgage bank. Sixteen loans, aggregating approximately $3,400,000 were sold twice by the mortgage bank and the Bank is not receiving payments on these loans. At this time, the likelihood of recovery is not known.

Venture Capital Fund: SWS has committed $5,000,000 to invest in a limited partnership venture capital fund. As of March 31, 2006, SWS had contributed $4,000,000 of its commitment.

Underwriting: Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at March 31, 2006 were $406,711,000. All open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material effect on the consolidated financial statements.

Guarantees: In connection with the 2002 spin-off of SWS’ primary asset management subsidiary, the Westwood Holdings Group, Inc., SWS agreed to indemnify the Westwood Holdings Group, Inc. from and against any and all past and future liabilities or expenses in excess of $500,000 arising from the Richard A. Boykin Jr. Family Trust (“Boykin Trust”), for which Westwood Trust currently serves as trustee. The Boykin Trust is currently in bankruptcy. SWS settled litigation with the beneficiaries of the Boykin Trust in May 2002 for $2,000,000. SWS’ management believes that the resolution of the remaining issues associated with the Boykin Trust in bankruptcy will not have a material impact on SWS’ consolidated financial statements.

The Bank has issued stand-by letters of credit primarily for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $586,000 at March 31, 2006. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

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

SUBSEQUENT EVENTS

CSS: In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers has successfully converted to the CSS system by December 31, 2006. If the conversion is not successful, SWS is not obligated to pay the maintenance fee. However, if the conversion is successful, SWS will make a second payment of $1,700,000 in calendar 2007. Currently SWS estimates that the likelihood of this conversion by December 31, 2006 is remote.

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

Brokerage Group

Growth in the U.S. equities market increased in the third quarter of fiscal 2006 as the Dow Jones Industrial Average rose from 10,297.83 at June 24, 2005 to 11,109.32 at March 31, 2006. Trading volumes also increased with average daily volume on the New York Stock Exchange (“NYSE”) of 1.65 billion shares for the first nine months of fiscal 2006 compared to 1.48 billion in the same period last year.

The revenues generated by our clearing business are dependent on active markets and sustained growth in volumes is necessary for growth. While the overall volume of trades we processed in the first nine months of fiscal 2006 was down compared to the same period in the prior year, trades processed in the March 2006 quarter increased 51% over the March 2005 quarter. The third quarter increase was due to volume increases in the day trading business which is influenced by increasing market volumes. The nine-month period decrease resulted from the departure of one of our high volume trading customers to clear through an affiliate of its parent beginning in the second quarter of fiscal 2005, offset slightly by increased trades from other trading customers.

Stock loan balances are also influenced by the volumes in the market, interest rates and competitive factors. Our stock lending balances for the third quarter of fiscal 2006 decreased 17% over the comparable period last year, but were up almost 9% from the December 2005 levels. Stock lending generates an interest spread that is impacted by the overall interest rate environment. As rates have risen, we have had the opportunity to widen the interest spread we earn.

The interest rate environment also impacts our fixed income business. In the first nine months of fiscal 2006, the Federal Reserve Board continued to increase the discount rate with the rate rising 150 basis points. This negatively impacted revenues in our fixed income business. The volume of our fixed income business is driven by market perception of the direction and volatility of rates and economic expectations. Management constantly monitors our exposure to interest rate fluctuations to mitigate risk of loss in volatile interest rate environments.

To realize our goal of becoming a nationally recognized full-service regional brokerage firm, it is essential to grow the retail brokerage distribution network. This will be accomplished by hiring additional registered representatives and, in the future, by opening new branch office locations in the Southwest. Opening new branch offices requires an outlay of capital that is not immediately offset by revenues, which negatively impacts results of operations until new locations become positive contributors. We are currently focused on filling our existing offices with producing registered representatives and have no present intentions to open any branch offices. Although our number of registered representatives decreased by four in the third quarter of fiscal 2006, we have hired ten new registered representatives in the first nine months of fiscal 2006 as we are focusing on hiring producers with larger volumes of business.

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

Banking Group

A substantial portion of the Bank’s revenue is generated from the single-family construction loan and single-family mortgage loan markets. While the Bank’s purchased mortgage loan program is nationwide, the majority of the Bank’s other lending is concentrated in North Texas. A strong housing market in North Texas is important to growing the Bank’s loan portfolio.

Mortgage interest rates increased slightly in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. The average balances in the Bank’s single-family interim loan and single-family lot and development loan programs, increased 47% and 53%, respectively, over the average balances in the third quarter of fiscal 2005. In the event mortgage interest rates increase significantly, the Bank could experience lower revenues from these operations.

The Bank’s primary liquidity sources are deposits and Federal Home Loan Bank (“FHLB”) borrowings. A significant portion of the deposits are generated from an interest bearing account the Bank offers to customers of Southwest Securities. To fund loan growth in excess of the existing liquidity, the Bank utilized FHLB short-term borrowings and brokered certificates of deposit.

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

Discontinued operations/FSB Financial. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. The purchase price of the transaction was $35,870,000 in cash and the retirement of $116,868,000 of related debt. Pursuant to the sale agreement, 10% of the cash purchase price or $3,587,000 was placed in escrow and will be retained until June 30, 2007 to secure any purchase price adjustments and to secure seller’s indemnifications. This amount is presented as restricted cash in the accompanying Statement of Financial Condition. A gain of $20,453,000 was recognized of which $2,965,000 belongs to the minority interest holder. The results of FSB Financial have been classified as discontinued operations for all periods presented.

Sale of certain assets of the Institutional Sales / Trading and Research departments. On January 20, 2006, the sale of certain assets of the Institutional Sales / Trading and Research business was finalized resulting in an immaterial financial statement impact.

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

NYSE / Archipelago. In August 2004, Archipelago Holdings, L.L.C. (“Archipelago”) declared an approximately 1 for 4.5 reverse stock split. After the split, we owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock in which we sold 23,714 shares at $10.695 per share, yielding a gain of $254,000 (an after-tax gain of $165,100). On May 24, 2005, SWS sold 20,000 shares at an average price of $32.97 for a gain of $659,000. After giving effect to these transactions, we owned 23,721 shares of Archipelago stock.

In March 2006, Archipelago and the NYSE merged into a new entity, NYSE Group, Inc. (“NYSE Group”). Upon the merger, each share of our Archipelago stock was converted into one share of NYSE Group common stock (“NYX”). For the three and nine months ended March 31, 2006, we recorded gains of $730,000 and $929,000, respectively, from the market appreciation of the remaining Archipelago shares which were converted to NYX. Comparably, we recorded $124,000 in losses and $776,000 in gains for the three and nine months ended March 24, 2005, respectively, from the change in the market value of the Archipelago shares.

Additionally, as part of the merger, Southwest Securities surrendered the one NYSE seat which we carried at a cost of $230,000 in return for $300,000 in cash and 80,177 restricted shares of NYX. The gain on this transaction was $5,200,000.

Maturity of DARTSSM. In June 1999, we issued 5% Exchangeable Subordinated Notes in the form of DARTSSM (or, “Derivative Adjustable Ratio SecuritiesSM”). The DARTSSM contained an equity-based derivative designed to hedge changes in the fair value of our investment in Knight Trading Group, Inc. common stock. The embedded derivative was designated as a fair value hedge of our investment in Knight shares. The DARTSSM matured on June 30, 2004, at which time we delivered 373,550 shares of Knight stock to the DARTSSM holders in satisfaction of our obligation in accordance with the terms of the governing agreements. Delivery of the Knight shares upon maturity of this obligation resulted in a gain of $18,732,000, equal to the difference in the fair value of the Knight stock upon acquisition and the fair value of the Knight stock on the issuance date of the DARTSSM (i.e., the hedging date).

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

To facilitate the continued enhancement of the CSS system, we entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000. This note was ultimately forgiven in January of 2005. In December 2003, we agreed to an additional equity investment of $2,900,000, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in four equal quarterly installments totaling $2,885,900 (two purchases totaling approximately $1,443,000 were made in fiscals 2004 and 2005) and ultimately resulted in increasing our position in CSS to 30.22%. These investments were made to insure the continued operation of CSS while development of needed enhancements to the system were built.

We did not participate in CSS’ equity offering in January 2005. We have developed many of the functions needed to run the CSS system in-house and are no longer dependent on CSS for enhancements. Subsequent to the equity offering in January 2005, we own 13.7% of CSS. Because no additional investments were made in CSS in the last half of fiscal 2005 and the first nine months of fiscal 2006, we did not record any equity in losses of CSS. As of March 31, 2006, there is no recorded equity investment in CSS.

For the three and nine-month periods ended March 31, 2006, our pro-rata share of CSS’ losses was $220,000 and $643,000, respectively, which SWS did not recognize as there is no recorded equity investment in CSS. For the three and nine-month periods ended March 24, 2005, our pro-rata share of CSS’ losses was $408,000 and $2,062,000, respectively. These losses were greater than the $1,443,000 invested during the same period of fiscal 2005 by $619,000. From inception of the investment to date, based on our percentage of ownership, we have recognized $6,386,000 of our pro-rata share of CSS’ losses of $8,375,000.

See “Subsequent Events” in the Notes to the Consolidated Financial Statements for discussion of a maintenance fee agreement entered into in April 2006.

RESULTS OF OPERATIONS

Net income for the three and nine-month periods ended March 31, 2006 was $20,022,000 and $35,959,000, representing an increase of $14,429,000 and $9,937,000, respectively, compared to net income for the comparable periods of fiscal 2005. Net income includes income from discontinued operations of $11,574,000 and $1,142,000 for the three-month periods of fiscal 2006 and fiscal 2005, respectively. The fiscal 2006 and fiscal 2005 nine-month periods include $12,685,000 and $2,676,000 of income from discontinued operations, respectively. The three and nine-month periods ended March 31, 2006 contained 62 and 193 trading days, respectively. The comparable periods of fiscal 2005 contained 58 and 189 trading days, respectively.

Our pretax income was $12,972,000 and $35,831,000 for the three and nine-month periods ended March 31, 2006 as compared to $6,949,000 and $36,028,000 for the same periods of fiscal 2005.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-month periods ended March 31, 2006 compared to the three and nine-month periods ended March 24, 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$436	13%	$211	2%
Commissions	(51)	—	2,546	4
Net interest	4,603	28	12,760	27
Investment banking, advisory and administrative fees	(1,311)	(19)	1,491	7
Net gains on principal transactions	3,252	71	(13,676)	(45)
Other	779	16	3,059	20

	7,708	14	6,391	3

	Three Months Ended		Nine Months Ended
	Amount	%	Amount	%
Operating expenses:
Commissions and other employee compensation	$1,163	3%	$10,888	11%
Occupancy, equipment and computer service costs	23	—	(1,795)	(9)
Communications	(142)	(6)	(1,568)	(18)
Floor brokerage and clearing organization charges	(834)	(71)	(1,910)	(44)
Advertising and promotional	398	75	(127)	(5)
Other	1,077	21	1,100	7

	1,685	3	6,588	4

Pretax income	$6,023	87%	$(197)	(1)%

Net revenues increased for the third quarter of fiscal 2006 by $7,708,000. The largest components of the increase were in net interest income and net gains on principal transactions. The increase in net interest income is primarily due to an increase in the Bank’s average loans outstanding and increased net interest from securities lending. Net gains on principal transactions increased primarily due to the gain on NYX stock which was offset slightly by a decrease in fixed income trading.

Net revenues for the first nine months of fiscal 2006 increased $6,391,000 over the same period of fiscal 2005. The largest fluctuations were in net interest and net gains on principal transactions. Net interest revenue increased primarily due to an increase in the Bank’s average loans outstanding and increased net interest from securities lending. Net gains on principal transactions decreased $13,676,000 due primarily to the $18,732,000 gain attributable to the DARTSSM maturity recorded in the first quarter of fiscal 2005, which was offset by the $5,100,000 gain on NYX stock.

Overall operating expenses increased by $1,685,000 for the three months ended March 31, 2006 as compared to the same period of fiscal 2005, primarily resulting from an increase in commissions and other employee compensation. Increased incentive compensation as well as higher health insurance and other benefit plan expenses contributed to the increase in compensation expense.

Operating expenses increased by $6,588,000 for the nine months ended March 31, 2006 as compared to the same period of fiscal 2005. The increase results from higher expenses in commissions and other employee compensation (discussed above) offset by reduced floor brokerage, communications and occupancy, equipment and computer service costs. The decrease in floor brokerage expense is related to reduced clearing fees and the receipt of rebates from the Depository Trust Company. The decrease in communications expense is due primarily to a decrease in quotation costs from a reduction in headcount in equity trading. Occupancy, equipment and computer service costs decreased due to reduced statement processing costs, rent expense, and leased computer equipment and software licenses expenditures offset by the write-off of leasehold improvements upon renovation of our corporate headquarters.

Net Revenues from Clearing Operations. Net clearing revenues increased $436,000 and $211,000 for the three and nine-month periods ended March 31, 2006 compared to the three and nine-month periods ended March 24, 2005, respectively. We processed 2,668,655 and 7,638,056 transactions in the third quarter and nine months of fiscal 2006 compared to 1,768,825 and 9,061,267 transactions in the same periods of fiscal 2005. Revenue per ticket decreased to $1.40 from $1.87 when comparing the third quarter of fiscal 2006 to the same period of fiscal 2005 as the increased ticket volume was generated from day trading correspondents with a lower average ticket charge. In contrast, revenue per ticket increased to $1.43 from $1.18 for the nine-month periods of fiscal 2006 and 2005, respectively. Correspondent count at March 31, 2006 was 208 versus 227 at March 24, 2005.

Commissions. Commission revenue remained flat and increased 4%, respectively, for the three and nine-month periods ended March 31, 2006 compared to the three and nine-month periods ended March 24, 2005. Commission revenue by type of representative is as follows (dollars in thousands):

	Commission Revenue				No. of Reps
	Three Months Ended		Nine Months Ended		As of
	March 31, 2006	March 24, 2005	March 31, 2006	March 24, 2005	March 31, 2006	March 24, 2005
Southwest Securities brokers:
Private Client Group	$5,583	$4,426	$17,096	$15,064	93	98
Fixed Income Sales & Trading	4,253	6,218	15,790	18,934	36	39
Institutional Equity Sales	108	1,168	2,462	5,360	—	11
SWS Financial Representatives	5,619	4,918	16,224	15,432	379	388
Portfolio Trading	3,700	2,596	13,666	7,649
Other	94	82	245	498

	$19,357	$19,408	$65,483	$62,937

The largest increase for both periods was recorded in Portfolio Trading. The increase in Portfolio Trading for the nine-month period is due to a significant increase in volume due to a non-recurring expansion in the product line of one customer. The increase in the three-month period was due to increased volume across all customers. Reflecting the improved market volume and direction, commission revenue from the retail businesses (Private Client Group and SWS Financial) increased in the three and nine month periods by $1,858,000 and $2,824,000, respectively. While the number of account representatives is down, the recruiting efforts of the last two years have resulted in more productive representatives. These increases were offset by decreases in commission revenue in Institutional Equity Sales and Fixed Income Sales and Trading. The reduction in Institutional Equity Sales primarily results from the sale or closure of all Institutional Equity Sales offices. Fixed Income Sales and Trading’s decrease is the result of reduced sales of corporate and mortgage-backed bonds, primarily due to the unfavorable interest rate environment.

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

The components of interest earnings are as follows for the three and nine month periods ended March 31, 2006 and March 24, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 24, 2005	March 31, 2006	March 24, 2005
Interest revenue:
Customer margin accounts and assets segregated for regulatory purposes	$9,676	$6,574	$28,262	$19,743
Stock borrowed	27,367	19,716	78,924	44,397
Bank loans	15,864	10,592	46,105	28,299
Other	1,899	812	4,475	2,664

	$54,806	$37,694	$157,766	$95,103

Interest expense:
Customer funds on deposit	$4,934	$1,975	$13,659	$4,798
Stock loaned	22,145	15,911	66,297	35,010
Bank deposits	5,353	2,285	13,811	5,620
Federal Home Loan Bank advances	553	493	2,214	1,252
Other	950	762	2,287	1,685

	33,935	21,426	98,268	48,365

Net interest	$20,871	$16,268	$59,498	$46,738

Brokerage Group: For the three and nine months ended March 31, 2006, net interest income from the Brokerage Group accounted for approximately 17% and 15%, respectively, of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 24, 2005	March 31, 2006	March 24, 2005
Average interest-earning assets:
Customer margin balances	$333,000	$361,000	$327,000	$362,000
Assets segregated for regulatory purposes	346,000	356,000	346,000	368,000
Stock borrowed	2,678,000	3,259,000	2,580,000	3,172,000

Average interest-bearing liabilities:
Customer funds on deposit	555,000	586,000	556,000	596,000
Stock loaned	2,626,000	3,180,000	2,511,000	3,080,000

Net interest revenue from customer balances increased 3% for the three months ended March 31, 2006 over the third quarter of fiscal 2005 due primarily to a slightly longer quarter in fiscal 2006.

The decrease of 2% in net interest revenue from customer balances for the nine months ended March 31, 2006 over the same period last year is due primarily to the decrease in average balances on customer margin accounts by $35 million and in assets segregated for regulatory purposes of $22 million.

The increase of 37% in net interest revenue generated from securities lending activities for the quarter ended March 31, 2006 is due to an increase in the net interest spread of 24 basis points offset by reduced average balances.

Net interest revenue from stock lending activities for the nine months ended March 31, 2006 when compared to March 24, 2005 increased 35% due to the increased net interest spread of 19 basis points offset by reduced balances.

Banking Group: Net interest revenue generated by the Bank accounted for approximately 16% and 14% of net revenue for the three and nine-month periods ended March 31, 2006, respectively. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The following tables set forth an analysis of the Bank’s net interest income from continuing operations by each major category of interest-earning assets and interest-bearing liabilities for the three and nine-month periods ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	March 31, 2006			March 31, 2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$155,999	$3,346	8.7%	$155,239	$2,638	6.9%
Real estate – construction	185,498	4,345	9.5	123,796	2,319	7.6
Commercial	251,756	5,557	9.0	214,937	4,262	8.0
Individual	8,466	133	6.4	11,700	147	5.1
Land	104,177	2,483	9.7	66,819	1,226	7.5
Investments	36,689	423	4.7	9,298	58	2.5

	742,585	$16,287	8.9%	581,789	$10,650	7.4%

Interest-earning assets from discontinued operations	22,747			34,721

Noninterest-earning assets:
Cash and due from banks	11,822			8,829
Other assets	15,497			21,827

	$792,651			$647,166

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$84,654	$735	3.5%	$102,098	$845	3.4%
Money market accounts	27,154	167	2.5	16,311	56	1.4
Interest-bearing demand accounts	74,736	534	2.9	54,610	163	1.2
Savings accounts	434,708	3,917	3.7	319,071	1,221	1.6
Federal Home Loan Bank advances	47,969	553	4.7	57,710	493	3.5

	669,221	5,906	3.6%	549,800	2,778	2.1%

Noninterest-bearing liabilities:
Non interest-bearing demand accounts	43,175			29,283
Other liabilities	5,527			4,823

	717,923			583,906
Stockholders’ equity	74,728			63,260

	$792,651			$647,166

Net interest income		$10,381			$7,872

Net yield on interest-earning assets			5.7%			5.5%

	Nine Months Ended
	March 31, 2006			March 31, 2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$189,394	$11,810	8.3%	$151,028	$7,219	6.4%
Real estate – construction	167,113	11,566	9.2	116,899	6,227	7.1
Commercial	243,419	15,833	8.7	197,844	11,253	7.6
Individual	9,657	429	5.9	12,742	476	5.0
Land	94,547	6,467	9.1	56,846	3,124	7.3
Investments	18,922	615	4.3	22,951	260	1.5

	723,052	$46,720	8.6%	558,310	$28,559	6.8%

Interest-earning assets from discontinued operations	26,961			31,712

Noninterest-earning assets:
Cash and due from banks	10,188			8,337
Other assets	21,489			19,107

	$781,690			$617,466

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$100,734	$2,533	3.4%	$106,169	$2,576	3.2%
Money market accounts	23,373	430	2.5	16,204	127	1.0
Interest-bearing demand accounts	64,882	1,245	2.6	54,476	360	0.9
Savings accounts	403,388	9,603	3.2	303,770	2,557	1.1
Federal Home Loan Bank advances	70,609	2,214	4.2	43,277	1,252	3.9

	662,986	16,025	3.2%	523,896	6,872	1.8%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	39,984			27,908
Other liabilities	6,956			3,787

	709,926			555,591
Stockholders’ equity	71,764			61,875

	$781,690			$617,466

Net interest income		$30,695			$21,687

Net yield on interest-earning assets			5.7%			5.2%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended
	March 31, 2006 compared to March 31, 2005
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$708	$13	$692	$3
Real estate - construction	2,026	1,155	581	290
Commercial	1,295	730	482	83
Individual	(14)	(41)	37	(10)
Land	1,257	686	366	205
Investments	365	141	47	177

	$5,637	$2,684	$2,205	$748

Interest expense:
Certificates of deposit	$(110)	$(145)	$42	$(7)
Money market accounts	111	38	44	29
Interest-bearing demand accounts	371	59	228	84
Savings accounts	2,696	443	1,654	599
Federal Home Loan Bank advances	60	4	257	(201)

	3,128	399	2,225	504

Net interest income	$2,509	$2,285	$(20)	$244

	Nine months ended
	March 31, 2006 compared to March 31, 2005
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$4,591	$1,833	$2,199	$559
Real estate - construction	5,339	2,675	1,864	800
Commercial	4,580	2,592	1,616	372
Individual	(47)	(115)	90	(22)
Land	3,343	2,072	764	507
Investments	355	(21)	492	(116)

	$18,161	$9,036	$7,025	$2,100

Interest expense:
Certificates of deposit	$(43)	$(132)	$94	$(5)
Money market accounts	303	56	171	76
Interest-bearing demand accounts	885	69	685	131
Savings accounts	7,046	838	4,675	1,533
Federal Home Loan Bank advances	962	556	145	261

	9,153	1,387	5,770	1,996

Net interest income	$9,008	$7,649	$1,255	$104

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds, as well as revenue generated by the Asset Management Group through September 2005. The $1,311,000 decrease for the three months ended March 31, 2006 as compared to the three months ended March 24, 2005 is primarily due to decreased public and corporate finance fees. The $1,491,000 increase for the nine month period is primarily due to increased pubic finance fees of $2,067,000 offset by a decrease in corporate finance fees of $773,000.

Average assets under management by the Asset Management Group were $844,000,000 at March 24, 2005. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. As a result, there were no assets under management at March 31, 2006. Revenue generated from the management of these assets was $131,000 and $370,000 for the nine months ended March 31, 2006 and March 24, 2005, respectively.

Net Gains on Principal Transactions. The increase of $3,252,000 for the three months ended March 31, 2006 compared to the three months ended March 24, 2005 is due in part to the $5,100,000 gain recorded on the receipt of cash and NYX restricted stock in return for the surrender of our NYSE seat. This was offset by a decrease in fixed income trading gains of $2,400,000.

The decrease in net gains on principal transactions of $13,676,000 for the nine months ended March 31, 2006 versus March 24, 2005 was due primarily to the $18,732,000 recognized upon the maturity of the DARTSSM during the first quarter of fiscal 2005. This amount represents the difference between the fair value of the Knight stock upon acquisition and the Knight stock on the hedging date. Offsetting this decrease was an increase primarily due to the gain reported on the NYX restricted stock of $5,100,000.

Other Revenue. Other revenue increased approximately $779,000 for the three-month period ended March 31, 2006 compared to the three-month period ended March 24, 2005. The increase is due primarily to a $577,000 increase in insurance products revenue and increased cash surrender value of life insurance in the deferred compensation plan of $374,000, offset by a $400,000 reduction in revenue from our equity investments between these two periods.

Other revenue increased approximately $3,059,000 for the nine-month period ended March 31, 2006 compared to the nine-month period ended March 24, 2005. The increase is due primarily to the $1,547,000 increase in earnings from a venture capital investment, increased insurance product fees of $1,108,000, and an increase in the cash surrender value of life insurance in the deferred compensation plan of $650,000. Offsetting these increases is a reduction of $160,000 related to non-recurring revenue from the sale of an investment in the prior year.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense, other than interest expense, on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature based on the level of operating revenues, earnings and the number of registered representatives employed.

Overall, commissions and other employee compensation increased $1,163,000 for the third quarter of fiscal 2006 over the comparable period in fiscal 2005. The primary driver of the increase was $388,000 in variable compensation due to increased business line profitability in the brokerage segment. Additionally, an increase of $775,000 in other compensation expense is a result of increases in profit sharing and deferred compensation plan expenses, offset by reduced salaries expense.

Total commissions and other employee compensation increased by $10,888,000 for the first nine months of fiscal 2006 over the comparable period in fiscal 2005. An increase of $1,978,000 was due to commissions paid to revenue-producing employees generating higher levels of commission revenue. We also experienced an increase of $5,824,000 in incentive compensation due to increased business line profitability and improvements in consolidated return on equity. Additionally, an increase of $3,086,000 in other compensation expense is a result of increases in profit sharing, deferred compensation plan, and health insurance expenses.

Occupancy, Equipment and Computer Services. Expenses for the three month period were flat. The $1,795,000 decrease in the nine-month period ended March 31, 2006 from the comparable period in the prior year is primarily due to decreases of $1,133,000 in statement processing costs, $450,000 in rent expense and $652,000 from reduced expenditures for leased computer equipment. The reduction in statement processing costs is a result of favorable contract negotiations. Rent expense decreased due to non-recurring lease termination costs in fiscal 2005 of $213,000 related to the closure of the May Financial office in Brighton, Michigan. The remainder of the decrease in rent is due to a decrease in headquarters rent, which was offset by the write-off of leasehold improvements upon renovation of our corporate headquarters of $614,000.

Communications. Communications expense decreased $142,000 for the three-month period ended March 31, 2006 as compared to the same period of the prior year. Quotation costs were down $111,000 due to reduced headcount in equity trading. Additionally, telephone expenses were reduced by $46,000 due to favorable restructuring of our telecommunications contracts.

Communications expense decreased $1,568,000 for the nine-month period ended March 31, 2006 as compared to the same period of the prior year. Quotation costs were down $1,190,000 and telephone expenses were down $340,000 due to the reasons noted above. In addition, quotation costs were down due to the closure of two offices (Michigan & Wisconsin) in fiscal 2005.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges change in relation to the transactions processed in our clearing business as well as changes in the costs from our clearing agencies. These charges decreased $834,000 and $1,910,000 when comparing the three and nine month periods ended March 31, 2006 to the same period in the prior year, respectively. The reductions are due to reduced clearing costs as we significantly reduced our market making business in September 2005 and rebates received from the Depository Trust Company.

Advertising and Promotional. Advertising and promotional expense increased $398,000 and decreased $127,000 when comparing the three and nine months ended March 31, 2006 to the same periods in the prior fiscal year, respectively. The increase for the quarter is due to an increase in expenses in the current fiscal year for a promotional meeting for our top producing brokers and certain correspondent customers. The decrease for the year reflects the reduction in advertising, external recruiting, and travel and entertainment costs.

Other Expense. Other expenses for the three months ended March 31, 2006 increased $1,077,000 when compared to the same period last year. This increase is due to the write-off of certain receivables related to the sale of the Institutional Sales business of $327,000. Additionally, the prior year included a $200,000 reserve release related to a lawsuit while this quarter included additional reserves of $400,000. The increase is offset by a decrease in professional fees related to Sarbanes-Oxley Section 404 (“SOX 404”) compliance that were incurred in fiscal 2005 that did not recur in fiscal 2006.

Other expenses for the nine months ended March 31, 2006 increased $1,100,000 when compared to the same period last year. The increase is due to the receivable write-off noted above as well as non-recurring legal and other reserves released last year of $700,000 and additional legal and other reserves this year of $400,000. These increases were offset by reduced losses from CSS and reduced SOX 404 consulting fees.

Income Tax Expense. For the nine months of fiscal 2006, income tax expense (effective rate was 34.9%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was lower than the statutory rate because of permanently excluded items, primarily meals and entertainment expenses offset by tax exempt interest, and income from company-owned life insurance policies.

Minority Interest in Consolidated Subsidiaries. The increase in minority interest in consolidated subsidiaries of $2,863,000 and $2,439,000 for the three and nine months ended March 31, 2006 when compared to similar periods in the prior year is primarily due to the gain realized on the sale of FSB Financial. The minority interest on the gain was $2,965,000.

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

Loans receivable at March 31, 2006 and June 30, 2005 are summarized as follows (in thousands):

	March 31, 2006	June 30, 2005
Real estate – mortgage	$171,331	$225,256
Real estate – construction	237,135	168,343
Commercial and commercial real estate	219,179	197,045
Individuals (*)	4,393	95,382
Land	103,629	77,854

	$735,667	$763,880

(*)	The decrease is due to the sale of FSB Financial. See “-Discontinued Operations” in the Notes to the Consolidated Financial Statements.

The following table shows the expected life of certain loans at March 31, 2006, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$200,859	$23,167	$13,109	$237,135
Commercial	47,325	79,765	92,089	219,179

Total	$248,184	$102,932	$105,198	$456,314

Amount of loans based upon:
Floating or adjustable interest rates	$245,731	$76,429	$78,262	$400,422
Fixed interest rates	2,453	26,503	26,936	55,892

Total	$248,184	$102,932	$105,198	$456,314

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

Non-performing assets as of March 31, 2006 and June 30, 2005 are as follows (dollars in thousands):

	March 31, 2006	June 30, 2005
Loans accounted for on a non-accrual basis	$3,176	$4,949

Non-performing loans as a percentage of total gross loans	0.4%	0.6%

Loans past due 90 days or more, not included above	$44	$804

Troubled debt restructurings	$2,289	$2,027

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 31, 2006 and 2005 is as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Balance at beginning of period	$7,151	$5,392	$7,450	$4,643
Charge-offs – commercial	(34)	(567)	(147)	(583)
Charge-offs – individual	(3)	—	(3)	(11)
Charge-offs – real estate-mortgage	(37)	—	(139)	(81)
Charge-offs – real estate-construction	(45)	—	(45)	—
Recoveries – commercial	13	700	70	700
Recoveries – real estate-mortgage	1	—	1	—

Net (charge-offs) recoveries	(105)	133	(263)	25
Additions charged to operations	350	(151)	1,515	(42)
Discontinued operations	(2,329)	25	(3,635)	773

Balance at end of period	$5,067	$5,399	$5,067	$5,399

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.01)%	0.04%	(0.02)%	0.00%

The ratio of the allowance for probable loan losses to total loans as of March 31, 2006 is 0.68%. As of March 31, 2005, this ratio was 0.54%.

The allowance for probable loan losses is applicable to the following types of loans as of March 31, 2006 and June 30, 2005 (dollars in thousands):

	March 31, 2006		June 30, 2005
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,740	29.8%	$1,446	25.7%
Real estate – construction	1,455	32.2	1,033	22.0
Real estate – mortgage & land	1,847	37.4	1,313	39.5
Individuals (*)	25	0.6	3,658	12.8

	$5,067	100.0%	$7,450	100.0%

(*)	The decrease is due to the sale of FSB Financial. See “-Discontinued Operations” in the Notes to the Consolidated Financial Statements.

Deposits. Average deposits and the average interest rate paid on the deposits for the three and nine-month periods ended March 31, 2006 and 2005 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $26,041,000 and $58,554,000 at March 31, 2006 and June 30, 2005, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. The Bank has in excess of $500 million ($506,000,000 at March 31, 2006) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank. The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year (generally two to seven days) during the three and nine-month periods ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$9,916	3.0%	$86,061	2.9%	$9,916	3.0%	$86,061	2.9%
Average during period	9,970	3.6%	26,243	2.4%	34,587	3.8%	8,836	2.3%
Maximum balance during period	37,284	—	86,061	—	77,442	—	86,061	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At March 31, 2006, the amount outstanding under these secured arrangements was $51,100,000, which was collateralized by securities held for firm accounts valued at $93,826,000.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line and $2,964,000 under unsecured letters of credit at March 31, 2006. At March 31, 2006, the total amount available for borrowings was $17,036,000.

We also have unsecured letters of credit, aggregating $2,250,000 at March 31, 2006, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At March 31, 2006, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS dissolved in July 2004, in the amount of $714,000. This letter of credit bears a 1% commitment fee and is renewable annually.

We also have an irrevocable letter of credit agreement aggregating $54,000,000 at March 31, 2006 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $68,839,000 at March 31, 2006.

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

Banking Group

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB and a $30,000,000 federal funds agreement credit for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $139,007,000. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. See discussion of the Bank’s gap analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking Group.” At March 31, 2006, $506,000,000 of the Bank’s deposits was from broker customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Bank has historically met all the capital adequacy requirements to which it is subject.

The Bank has requested permission from its regulator to pay an $18 million dividend to the parent. If approved, it is anticipated that this dividend will be paid before the end of fiscal 2006.

Bank Borrowings. In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured line of credit for the purchase of federal funds. In the third quarter of fiscal 2006, the agreement was amended to increase the available credit to $30,000,000. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. Interest is charged on any borrowed funds at a rate equal to the federal funds rate plus 0.25%. The line is used by the Bank to support short-term liquidity needs. At March 31, 2006, there were no amounts outstanding on this line of credit.

All amounts outstanding under FSB Financial’s borrowing arrangements were paid in full during March 2006 with the proceeds from the sale of FSB Financial of $116,868,000. See “-Bank Borrowings” in the Notes to the Consolidated Financial Statements.

Cash Flow

Net cash provided by operating activities was $55,588,000 for the nine months ended March 31, 2006 compared to net cash used in operating activities of $122,288,000 for the nine months ended March 24, 2005. The primary reasons for the increase in cash from operating activities were:

•	A $52,031,000 decrease in loans held for sale for the nine months ended March 31, 2006 compared to an increase of $66,015,000 for the nine months ended March 24, 2005.

•	Securities purchased under agreements to resell increased $9,080,000 for the nine months of fiscal 2006 compared to an increase of $65,571,000 for the nine months of fiscal 2005.

•	Securities owned increased $32,923,000 for the nine months ended March 31, 2006 compared to an increase of $65,900,000 for the nine months ended March 24, 2005.

These increases were offset by securities sold, not yet purchased which increased $12,487,000 for the nine months of fiscal 2006 compared to an increase of $58,331,000 for the nine months of fiscal 2005.

Net cash used in investing activities for the nine-month periods ended March 31, 2006 and March 24, 2005 was $3,071,000 and $111,696,000, respectively. The primary reason for the decrease in cash used for investing activities was the $104,814,000 in cash flow from discontinued operations offset by increased mortgage originations.

Net cash flows used in financing activities totaled $5,010,000 for the nine-month period ended March 31, 2006 compared to net cash flows provided by financing activities of $179,235,000 for the nine-month period ended March 24, 2005. The primary differences were the reduced reliance on borrowings by the Bank from the FHLB due to cash inflows from Southwest Securities’ customers and payments on borrowings on the broker/dealer’s short-term borrowings. Offsetting these are increases in cash proceeds from securities sold under agreements to repurchase and in deposits at the Bank.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2006.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire on December 31, 2006, to repurchase 500,000 shares. In October 2005, we repurchased 31,090 shares at a cost of $478,000 or $15.36 per share.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in dividends declared by us. During the three and nine-month periods ended March 31, 2006, 6,317 shares were sold or distributed pursuant to the plan.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct business. We have established procedures based on legal and regulatory requirements that are designed to reasonably ensure compliance with all applicable statutory and regulatory requirements. We also have established procedures that are designed to ensure that executive management’s policies relating to conduct, ethics and business practices are followed. In connection with our business, we have various procedures addressing significant issues such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, granting credit, collection activities, money laundering, privacy and record keeping.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	3.74%
+200	2.50%
+100	1.25%
0	0%
-100	-1.26%
-200	-2.83%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at March 31, 2006:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$669,602	$7,955	$26,871	$36,306
Securities and FHLB Stock	3,086	—	—	269
Interest Bearing Deposits	42,085	—	—	—

Total Earning Assets	714,773	7,955	26,871	36,575

Interest Bearing Liabilities:
Transaction Accounts and Savings	546,437	—	—	—
Certificates of Deposit	26,738	36,925	13,170	9,005
Borrowings	—	9,916	544	36,529

Total Interest Bearing Liabilities	573,175	46,841	13,714	45,534

GAP	$141,598	$(38,886)	$13,157	$(8,959)

Cumulative GAP	$141,598	$102,712	$115,869	$106,910

Equity Price Risk. We are exposed to equity price risk as a result of making markets and taking proprietary positions in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk, as well as net securities purchased under agreements to resell, repurchase which are also subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$246	$4,281	$5,480	$25,927	$35,934
U.S. Government and Government agency obligations	6,460	700	(6,225)	(3,388)	(2,453)
Corporate obligations	5,920	(9,510)	(4,640)	32,386	24,156

Total debt securities	12,626	(4,529)	(5,385)	54,925	57,637
Corporate equity	—	—	—	13,659	13,659
Securities purchased under agreements to resell and securities sold under agreements to repurchase, net	(9,205)	4,478	11,046	323	6,642
Other	9,931	—	—	—	9,931

	$13,352	$(51)	$5,661	$68,907	$87,869

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	4.1%	3.9%	3.9%	3.6%	3.7%
U.S. Government and Government agency obligations	4.3%	4.8%	4.3%	5.5%	4.6%
Corporate obligations	4.4%	5.4%	5.6%	5.9%	5.5%
Securities purchased under agreements to resell and securities sold under agreements to repurchase, net	2.5%	4.6%	3.9%	4.9%	4.0%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$4,110	$4,110

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

Item 4. Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2006, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three and nine-month periods ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by SWS during the quarter ended March 31, 2006 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
12/31/05 to 1/27/06	1,318	$21.65	—	468,910
1/28/06 to 2/24/06	—	—	—	468,910
2/25/06 to 3/31/06	—	—	—	468,910

	1,318	$21.65	—

(1)	Upon vesting of restricted stock in accordance with the restricted stock plan, a grantee may choose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. This amount represents the number repurchased as a result of vesting in January 2006.
(2)	There are 468,910 shares available for purchase under a stock repurchase program approved by our Board of Directors pursuant to which SWS has authorization, which will expire on December 31, 2006, to repurchase a total of 500,000 shares.

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

SWS Group, Inc.
(Registrant)

May 10, 2006	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

May 10, 2006	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

May 10, 2006	/S/ Stacy Hodges
Date	(Signature)
Stacy Hodges
Executive Vice President
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.19*	Asset Purchase Agreement dated February 16, 2006 by and among Regional Acceptance Corporation, FSB Financial, LTD., Southwest Securities, FSB, FSBF, LLC, and Steven Burke

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith