Form 10-K
period 2006-06-30
SWS GROUP INC
filed 2006-09-13
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of voting and non-voting common equity held by non-affiliates on December 30, 2005, was $327,233,000 based on the closing price of the registrant’s common stock, $20.94 per share, reported on the New York Stock Exchange on December 30, 2005.

As of August 31, 2006, there were 17,857,064 shares of the Registrant’s common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 30, 2006, which will be filed with the Securities and Exchange Commission pursuant to Regulations 240.14a(6) within 120 days after the Registrant’s fiscal year end, are incorporated by reference into Part I and Part III of this Report on Form 10-K.

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

Our principal executive offices are located at 1201 Elm Street, Suite 3500, Dallas, Texas 75270. Our telephone number is (214) 859-1800 and our company website is www.swsgroupinc.com. We do not intend for information contained on our website to be part of this Form 10-K. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC also maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we (together with other issuers) file electronically. The SEC’s internet site is www.sec.gov. We make available free of charge on or through our website our annual, quarterly and current reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.

Our principal brokerage subsidiary, Southwest Securities, Inc. (“Southwest Securities”), is a registered broker/dealer and a member of the New York Stock Exchange, Inc. (“NYSE”). It is also a member of the National Association of Securities Dealers, Inc. (“NASD”), Securities Investor Protection Corporation (“SIPC”), and other regulatory and trade organizations. Southwest Securities provides correspondent services to securities broker/dealers and other financial institutions in 33 states, Canada and Europe. Southwest Securities serves individual investors through its Private Client Group offices in Texas, New Mexico and Oklahoma and institutional investors nationwide from its Dallas, Texas; New York, New York; Middletown, New Jersey; Chicago, Illinois; Ft. Lauderdale, Florida; Fairfield, Connecticut; Evergreen, Colorado; Mill Valley, California and Newport Beach, California offices. Southwest Securities executes and clears securities transactions for retail and institutional clients, extends margin credit and lends securities and manages and participates in underwriting equity and fixed income securities. For the year ended June 30, 2006, revenues from Southwest Securities accounted for approximately 73% of our consolidated revenues.

We operate one other broker/dealer subsidiary which is registered with the NASD. SWS Financial Services, Inc. (“SWS Financial”) contracts with 376 individual registered representatives (who are NASD licensed salespersons) for the administration of their securities business. While these registered representatives must conduct all of their securities business through SWS Financial, they may conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities’ registered representatives to compensate them for their added expenses. SWS Financial is a correspondent of Southwest Securities.

Our brokerage business provides clearing services to over 200 correspondent broker/dealers and registered investment advisors and 376 independent registered representatives, as well as full-service brokerage services to individual and institutional investors. Clearing involves maintaining accounts, processing securities transactions, extending margin loans and performing a variety of administrative services as agent for our correspondent broker/dealers and their clients.

We offer full-service, traditional and Internet banking through Southwest Securities, FSB, Arlington, Texas (the “Bank”). The Bank is a federally chartered savings bank organized and existing under the laws of the United States. Headquartered in Arlington, Texas, the Bank conducts business from its main office and its branch locations in Arlington, Garland, Granbury and Dallas, Texas and seven loan production offices in Hurst, Dallas, Plano, Fort Worth, Colleyville and Waxahachie, Texas and Oklahoma City, Oklahoma. In 2003, SWS Banc Holding, Inc. (“SWS Banc”) was incorporated as a wholly owned subsidiary of SWS Group in the state of Delaware and became the sole shareholder of the Bank in 2004.

The Bank’s one active subsidiary, FSB Development, LLC (“FSB Development”), participates in the development of single-family residential lots.

PRODUCTS AND SERVICES

In fiscal 2006, we operated through four business segments grouped primarily by products and services. Additionally, we provide margin lending across all of our brokerage segments. See Note 26 in the Notes to the Consolidated Financial Statements contained in this Report for information regarding the revenues and income (loss) of each of our business segments.

Margin Lending. We extend credit on a secured basis directly to our customers, both retail and institutional, the customers of correspondent firms and the correspondent firms themselves in order to facilitate customer and correspondent securities transactions. This credit, which earns interest income, is known as “margin lending.” We extend margin credit to correspondent firms only to the extent that such firms pledge proprietary assets as collateral. Our correspondents indemnify us against margin losses on their customers’ accounts. Since we must rely on the guarantees and general creditworthiness of the correspondents, we may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

In customer margin transactions, the client borrows money from us to purchase securities or for other purposes. The loan is collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions at a floating rate. The rate charged is dependent on the average net debit balance in the client’s accounts, the activity level in the accounts and the applicable cost of funds. The amount of the loan is subject to the margin regulations (“Regulation T”) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and our internal policies. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, the NYSE regulates the percentage of client cash or securities that must be on deposit at all times as collateral for the loans.

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

Clearing. In our Clearing segment, we provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis) including general securities broker/dealers, bank affiliated firms and firms specializing in high volume trading.

Clearing Services. In a fully disclosed clearing transaction, the identity of the correspondent’s client is known to us and we physically maintain the client’s account and perform a variety of services as agent for the correspondent. We provide clearing and execution services for over 200 correspondents throughout the United States and Europe. Correspondent firms are charged fees based on their use of services according to a contractual schedule.

High-volume trading firms specialize in providing services to those customers who trade actively on a daily basis. As of June 30, 2006, Southwest Securities provided clearing services for 10 high-volume firms. The nature of services provided to the customers of high-volume firms and the internal costs necessary to support them are substantially different from the standard correspondent costs and services. Accordingly, fees for services to these correspondents, on a per trade basis, are discounted 50-95% from the fees normally charged to other customers.

The following table reflects the number of client transactions processed for each of the last three years and the number of correspondents at the end of each year:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Tickets for high-volume trading firms	10,691,598	9,816,960	27,558,921
Tickets for general securities broker/dealers	1,399,019	1,425,141	1,240,039

Total tickets	12,090,617	11,242,101	28,798,960

Correspondents	218	224	215

In addition to clearing trades, we provide other products and services to our correspondents such as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

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

Retail Brokerage. The Retail Brokerage segment includes retail securities, insurance and managed accounts.

Retail Securities. We act as securities broker through our employee registered representatives or through our independent contractor arrangements. As a securities broker, we act as agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter market for retail investors. In most cases, we charge commissions to our clients, in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Some of our registered representatives also maintain licenses to sell certain insurance products. Southwest Securities is registered with the Commodity Futures Trading Commission as a non-guaranteed introducing broker and is a member of the National Futures Association. Southwest Securities is a fully disclosed client of two of the largest futures commodity merchants in the United States.

At June 30, 2006, Southwest Securities had 12 retail brokerage offices (three located in Dallas and one each in Austin, Georgetown, Houston, Longview, Lufkin, and San Antonio, Texas; Oklahoma City, Oklahoma; and Albuquerque and Santa Fe, New Mexico) and 97 registered representatives. At that date, SWS Financial had contracts with 376 independent retail representatives.

Insurance. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, Southwest Insurance Agency of Alabama, Inc., hold insurance agency licenses in 46 states for the purpose of facilitating the sale of insurance and annuities for our registered representatives to the retail customer.

Managed Accounts. Through the Managed Advisors and Accounts department of Southwest Securities, we provide advisors with a wide array of products and services to enhance and grow their advisory business. Each program can be tailored to the individual client-relationship, providing the flexibility that is key to an advisor’s success. Products available include “Premier Advisors,” which gives and investor access to more than 75 of the world’s leading institutional money managers at competitive rates; “Directed Mutual Fund Program” which offers an array of predefined mutual fund portfolios with automatic rebalancing and due diligence; and “Partner” which offers fee based advisor directed account solutions that include monthly and quarterly performance reporting.

Institutional Brokerage. The Institutional Brokerage segment is comprised of businesses serving institutional customers in securities lending, investment banking and public finance, fixed income sales and trading and equity trading.

Securities Lending Activities. We engage in securities lending for other broker/dealers and lending institutions, as well as our own clearing and retail segments. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date and lending securities to other broker/dealers for similar purposes.

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

Securities borrowing and lending transactions are executed pursuant to written agreements with counterparties which require that securities borrowed and loaned be marked-to-market on a daily basis, excess collateral be refunded, and deficit collateral be furnished. Collateral adjustments are usually made on a daily basis through the facilities of various clearinghouses. We are a principal in these securities borrowing and lending transactions and are liable for losses in the event of a failure of any other party to honor its contractual obligation. Our management sets credit limits with each counterparty and reviews these limits regularly to monitor the risk level with each counterparty.

The securities lending business is conducted primarily out of Southwest Securities’ New Jersey office using a highly specialized sales force. Competition for these professionals is intense, and there can be no assurance that we will be able to retain these securities lending professionals.

Investment Banking and Public Finance. We earn investment banking revenues by assisting corporate and public entity clients in meeting their financial needs and advising them on the most advantageous means of raising capital. We manage or co-manage public offerings of securities or arrange private placements of securities with institutional or individual investors. In addition, we provide consulting services, including valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

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

The following table sets forth for the last three fiscal years, as reported to the Municipal Securities Rulemaking Board, the number and dollar amounts of municipal bond transactions conducted by Southwest Securities:

Fiscal Year	Number of Issues	Aggregate Amount of Offerings
2006	575	$40,061,976,000
2005	439	$37,850,151,000
2004	277	$21,312,961,000

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

Fixed Income Sales and Trading and Equity Trading. Our Fixed Income Group trades fixed income securities primarily for and with institutional customers. These securities include U.S. government and agency bonds, corporate bonds, municipal bonds and mortgage backed securities. We discount our commissions substantially on institutional transactions. Southwest Securities has Fixed Income offices in Dallas, Texas, Chicago, Illinois, Ft. Lauderdale, Florida, Newport Beach and Mill Valley, California, Fairfield, Connecticut, Evergreen, Colorado and New York, New York.

Our Equity Trading Group focuses on providing best execution for equity and options orders for clients of our correspondents, as well as our own accounts. We also execute institutional portfolio trades, trade options and equities on a principal basis, make a limited number of markets in listed securities and extend margin loans.

Banking. The Bank offers a full array of deposit products, including checking, savings, money market and certificates of deposit. As a full-service lender, the Bank offers competitive rates and terms on business loans, as well as a full line of consumer loans. Customers have access to comprehensive Internet banking services and online bill payment. The Bank provides factoring of commercial accounts. The Bank also offers residential mortgages through conventional and government loans, primarily in North Texas.

The Bank also purchases participations in newly originated residential loans (1-4 families) from various mortgage bankers. The loans are pre-committed for sale to the secondary market and remain on the Bank’s books for an average of 17-20 days. As of the date of this Report, the Bank had 85 customer/originators with national coverage. Although the Bank is exposed to credit risk before the loans are sold, there is no recourse to the Bank once the sale has closed.

FSB Development, a wholly owned subsidiary of the Bank, currently is a limited partner in single family residential lot development in the Dallas-Fort Worth, Texas metropolitan area. The lots will be sold to builders whose operating history indicates they will have the ability to complete the planned development.

Revenues by Source

The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues from clearing operations	$14,671	4%	$14,078	4%	$19,253	7%

Commissions:
Listed equities	10,212	3%	10,701	3%	15,540	6%
Over-the-counter equities	35,905	9%	28,942	9%	26,439	10%
Corporate bonds	9,360	2%	13,615	4%	17,741	7%
Government bonds and mortgage-backed securities	5,252	1%	5,393	2%	8,630	3%
Municipal bonds	8,815	2%	9,866	3%	8,807	3%
Options	1,784	—	1,538	—	4,547	2%
Mutual funds	11,907	3%	11,179	4%	11,255	4%
Other	2,281	1%	2,517	1%	3,879	1%

	85,516		83,751		96,838

Interest	220,666	56%	143,730	44%	83,131	31%

Investment banking fees:
Corporate	1,331	—	1,805	1%	4,806	2%
Municipal	15,567	4%	13,392	4%	11,176	4%

	16,898		15,197		15,982

Advisory and administrative fees:
Money market funds	4,884	1%	4,769	1%	4,613	2%
Managed account fees	3,888	1%	3,747	1%	2,851	1%
Other	4,111	1%	4,282	1%	4,938	2%

	12,883		12,798		12,402

Net gains on principal transactions:
Equity securities	2,177	1%	4,420	1%	10,144	4%
Municipal securities	784	—	1,842	1%	1,082	1%
Corporate bonds	2,378	1%	2,564	1%	4,230	1%
Government issues	4,771	1%	6,251	2%	2,417	1%
Gain on delivery of Knight shares in settlement of DARTSSM obligation	—	—	18,733	6%	—	—
Other	6,392	2%	2,207	1%	87	—

	16,502		36,017		17,960

Other:
Other fee revenue from clearing operations	10,831	3%	9,626	3%	7,870	3%
Non-interest bank revenue	2,672	1%	3,241	1%	3,240	1%
Floor brokerage	570	—	536	—	921	—
Regulatory fees	3,437	1%	3,029	1%	7,666	3%
Other	6,972	2%	4,796	1%	2,386	1%

	24,482		21,228		22,083

Total revenue	$391,618	100%	$326,799	100%	$267,649	100%

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

The brokerage entities compete principally on the basis of service, product selection, price, location and reputation in local markets. We operate at a price disadvantage to discount brokerage firms that do not offer equivalent services. We compete for the correspondent clearing business on the basis of service, price, technology, product selection and reputation.

Competition for successful securities traders, stock loan professionals and investment bankers among securities firms and other competitors is intense and continuous, as is competition for experienced financial advisors. We recognize the importance of hiring and retaining skilled professionals, as well as hiring new professionals; we invest heavily in the recruiting process. The failure to attract and retain skilled professionals could have a material adverse effect on our business and on our performance.

The Bank also operates in an intensely competitive environment. This environment includes other banks, credit unions and insurance companies. There have been numerous new entrants into the Bank’s market area over the past few years. The competition ranges from small community banks to trillion dollar commercial banks. As with the securities industry the ability to attract and retain skilled professionals is critical to the Bank’s success. To enhance these activities the Bank utilizes SWS for assistance in recruiting and educational programs. The Bank competes for community banking products locally based on reputation, service, location and price. The Bank also competes nationally through its purchased mortgage loan division.

The Bank’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	The ability to expand the Bank’s market position;

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	The rate at which the Bank introduces new products and services relative to its competitors;

•	Customer satisfaction with the Bank’s level of service; and

•	Industry and general economic trends.

Failure by the Bank to successfully compete in its markets could have a material adverse affect on our business and our performance.

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

The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affects the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker/dealers.

Our broker/dealer subsidiaries are subject to the SEC’s net capital rule and the net capital requirements of various securities exchanges of which they are members. NASD rules also impose limitations on the transfer of a broker/dealer’s assets. Compliance with the capital requirements may limit SWS’ operations requiring the intensive use of capital. Such requirements restrict SWS’ ability to withdraw capital from its broker/dealer subsidiaries, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect SWS’ ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require SWS to make substantial capital contributions into one or more of its broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule.

Certain SWS subsidiaries are registered Introducing Brokers subject to the net capital requirements of, and their activities are regulated by, the Commodity Futures Trading Commission (the “CFTC”) and various commodity exchanges. SWS’ futures business is also regulated by the National Futures Association (the “NFA”), a registered futures association. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships. We have established policies, procedures and internal controls that are designed to comply with these CFTC requirements.

The Bank, as a federal savings bank, is registered with the Office of Thrift Supervision (“OTS”) and is subject to OTS regulation, examination, supervision and reporting requirements. Regulations applicable to the Bank generally relate to lending and investment activities, payment of dividends and maintenance of appropriate levels of capital. Failure to comply with these regulations may be considered an unsafe and unsound practice and may result in the imposition by the OTS of various sanctions. Because the Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”), the Federal Deposit Insurance Corporation (“FDIC”) also has the authority to conduct special examinations. The Bank is required to file periodic reports with the OTS describing its activities and financial condition. This supervision and regulation is intended primarily for the protection of the Bank’s depositors.

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

The Bank’s deposits are insured by the DIF, which is administered by the FDIC, up to applicable limits for each depositor.

EMPLOYEES

At June 30, 2006, we employed 889 individuals. Southwest Securities employed 700 of these individuals, 132 of whom were full-time registered representatives. In addition, 376 registered representatives were affiliated with Southwest Securities as independent contractors.

CUSTOMERS

As of the date of this report, we provide full-service securities brokerage services to approximately 28,500 client accounts and clearing services to approximately 184,000 additional client accounts. No single client constitutes a material percentage of our total business.

As of the date of this report, we provide deposit and loan services to approximately 69,900 customers through the Bank and its subsidiaries, which include 56,400 Southwest Securities’ customer accounts. No single customer constitutes a material percentage of the Bank’s total business.

TRADEMARKS

We own various registered trademarks and service marks, including “Southwest Securities,” “SWS,” “SWS Financial,” “Southwest Securities, FSB” and “SWS Group,” which are not material to our business. We also own various design marks related to logos for various business segments.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their respective ages and positions, followed by a brief description of their business experience over the past five years. Each listed person has been elected to the indicated office by our board of directors.

Name	Age	Position
Donald W. Hultgren	49	Director and Chief Executive Officer
William D. Felder	48	President
Kenneth R. Hanks	51	Executive Vice President, Chief Financial Officer and Treasurer
Stacy M. Hodges	43	Executive Vice President
Richard H. Litton	59	Executive Vice President
James H. Ross	56	Executive Vice President
W. Norman Thompson	50	Executive Vice President and Chief Information Officer
Paul D. Vinton	57	Executive Vice President
Richard J. Driscoll	51	Executive Vice President
Allen R. Tubb	52	Vice President, General Counsel and Secretary

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

William D. Felder was elected President of SWS Group in August 2002 and President and Chief Executive Officer of Southwest Securities, Inc. in September 2004. He served as Executive Vice President of SWS Group from December 1995 to August 2002 and prior to that as Senior Vice President from 1993 to 1995. Mr. Felder has been associated with Southwest Securities in various other capacities since 1980, including Director since August 1993 and Senior Vice President in charge of Clearing Services from 1988 to 1998. Mr. Felder is a past Chairman of the District 6 Business Conduct Committee of the NASD and a past member of the Board of Governors of the Chicago Stock

Exchange and Securities Industry Association’s Clearing Firms Committee. Mr. Felder is currently a member of the Securities Industry Association’s Board of Trustees for the Securities Industry Institute and a member of the NASD District 6 Nominating Committee. He also currently serves on the Board of Directors of the Options Clearing Corporation.

Kenneth R. Hanks was elected Treasurer and Chief Financial Officer in August 2002 and has served as Executive Vice President since June 1996. He served as Chief Operating Officer from August 1998 to August 2002. Mr. Hanks was the Chief Financial Officer from June 1996 to August 1998 and has been a Director of Southwest Securities since June 1997. Mr. Hanks served in various executive capacities of Rauscher Pierce Refsnes, Inc. from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with the NASD and formerly served as a member of the NASD’s District 6 Business Conduct Committee. Mr. Hanks also currently serves on the Board of Directors of Peerless, Mfg. Co., which designs and manufactures a wide range of separation filtration equipment and environmental systems for the reduction of air pollution.

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

Richard J. Driscoll was elected Executive Vice President in August 2003. He has served as Chairman of the Board of Directors of the Bank since March 2002. He joined the Bank in 1991 as Chief Executive Officer and President and a member of the Board of Directors. Mr. Driscoll recently served as a Director of the Texas Savings and Community Banker’s Association and recently served as a member of the Federal Reserve Board Thrift Institutions Advisory Council. He currently serves on the Board of Directors of America’s Community Bankers.

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

RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors. Many of these factors are beyond our control and may increase during periods of market volatility or reduced liquidity. The potential harm from any one of these risks, or others, could cause our actual results to vary materially from recent results or from anticipated future results. Some risks may adversely impact not only our own operations, but the banking or securities industry in general which could also produce marked swings in the trading price of our securities.

WE ARE SUBJECT TO RISKS SPECIFIC TO OUR INDUSTRIES

Our revenues may decrease if securities transaction volumes decline. Our securities business depends upon the general volume of trading in the United States securities markets. If the volume of securities transactions should decline, revenues from our securities brokerage, securities lending and clearing businesses would decrease and our business, financial condition, results of operations and cash flow would be materially and adversely impacted.

Market fluctuations could adversely impact our securities business. We are subject to risks as a result of fluctuations in the securities markets. Our securities trading, market-making and underwriting activities involve the purchase and sale of securities as a principal, which subjects our capital to significant risks. Market conditions could limit our ability to sell securities purchased or to purchase securities sold in such transactions. If price levels for equity securities decline generally, the market value of equity securities that we hold in our inventory could decrease and trading volumes could decline. In addition, if interest rates increase, the value of debt securities we hold in our inventory would decrease. Rapid or significant market fluctuations could adversely affect our business, financial conditions, results of operations and cash flow.

We are subject to risks relating to litigation and potential securities law liabilities. Many aspects of our business involve substantial risks of liability. In the normal course of our business, we have been subject to claims by clients dealing with matters such as unauthorized trading, churning, mismanagement, breach of fiduciary duty or other alleged misconduct by our employees. We are sometimes brought into lawsuits based on actions of our correspondents. As underwriters, we are subject to substantial potential liability for material misstatements and omissions in prospectuses and other communications with respect to underwritten offerings of securities. Prolonged litigation producing significant legal expenses or a substantial settlement by or judgment against us could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our securities business is subject to numerous operational risks. We must be able to consistently and reliably obtain securities pricing information, process client and investor transactions and provide reports and other customer service to our clients and investors. Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, portfolio accounting or other data processing systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.

Failure to comply with the extensive state and federal laws governing our securities and banking operations, or the regulations adopted by the several self-regulatory agencies having jurisdiction over us, could have material adverse consequences to our business, financial condition, results of operations or cash flow. Broker/dealers and banks are subject to regulation in almost every facet of their operations. Our ability to comply with these regulations depends largely on the establishment and maintenance of an effective compliance system as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed non-compliance with these laws or regulations or possibly for the claimed non-compliance of our correspondents. If a claim of non-compliance is made by a regulatory authority, the efforts of our management could be diverted to responding to such claim and we could be subject to a range of possible consequences, including the payment of fines and the suspension of one or more portions of our business. Additionally, our clearing contracts generally include automatic termination provisions which are triggered in the event we are suspended from any of the national exchanges which we are a member for failure to comply with the rules or regulations thereof.

We depend on our computer and communications systems and an interruption in service would negatively affect our business. Significant malfunctions or failures of our computer systems or any other systems in the trading process (e.g., record retention and data processing functions performed by third parties, and third party software, such as Internet browsers) could cause delays in customer trading activity. Such delays could cause substantial losses for customers and could subject us to claims from customers for losses, including litigation claiming fraud or negligence. In addition, if our computer and communications systems fail to operate properly, regulations would restrict our ability to conduct business. Any such failure could prevent us from collecting funds relating to customer transactions, which would materially impact our cash flow. Any computer or communications system failure or decrease in computer system performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our existing correspondents may choose to perform their own clearing services. As our correspondents’ operations grow, they often consider the option of performing clearing functions themselves, in a process referred to in the securities industry as “self clearing.” As the transaction volume of a broker/dealer grows, the cost of implementing the necessary infrastructure for self-clearing may be eventually offset by the elimination of per transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing broker/dealers to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. Significant losses to self-clearing could have a material adverse affect on our business, financial condition, results of operations and cash flow.

WE ARE SUBJECT TO RISKS SPECIFIC TO OUR COMPANY

Our business is significantly dependent on net interest margins. The profitability of our margin lending business depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings. The earnings and cash flows of the Bank are also dependent upon the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Our margin lending, stock lending, securities execution, bank lending and mortgage purchase businesses are all subject to credit risk. Credit risk in all areas of our business increases if prices decline rapidly because the value of our collateral could fall below the amount of indebtedness it secures. In rapidly appreciating markets, credit risk increases due to short positions. Our securities lending business subjects us to credit risk if a counterparty fails to perform. In securities transactions we are subject to credit risk during the period between the execution of a trade and the settlement by the customer. While agreements with our clients permit us to liquidate or buy securities if the amount of our collateral becomes insufficient, we may be unable to liquidate or buy securities for various reasons.

Our banking group is exposed to the risk that our loan customers may not repay their loans in accordance with their terms, and the collateral securing the loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. Our mortgage warehousing activities subject us to credit risk while mortgages are purchased and held for resale.

Significant failures by our customers or clients to honor their obligations, together with insufficient collateral, could have a material adverse affect on our business, financial condition, results of operations and cash flow.

The Bank’s mortgage lending business is dependent on the general health of the North Texas economy. A significant downturn in the local North Texas economy could adversely affect our mortgage lending business, and consequently our financial condition, results of operations and cash flow.

We depend on the highly skilled, and often specialized, individuals we employ, particularly certain personnel in our loan production, private client group, securities lending and trading businesses. Competition for the services of these employees is intense and we cannot guarantee that our efforts to retain such personnel will be successful. We generally do not enter into employment agreements or noncompetition agreements with our employees. Our business, financial condition, operating results and cash flow could be materially impacted if we were to lose the services of certain of our loan production, private client group, securities lending or trading professionals.

We face liquidity risk, which is the potential inability to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other obligations and continuing to operate as a going concern. Our liquidity may be impaired due to circumstances that we may be unable to control, such as general market disruptions or an operational problem that affects our trading clients, third parties or ourselves. Our ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. Our inability to borrow funds or sell assets to meet maturing obligations would have an adverse effect on our business, financial condition, results of operations and cash flow.

Our computer systems and network infrastructure could be vulnerable to security problems. Hackers may attempt to penetrate our network security which could have a material adverse effect on our business. A party who is able to penetrate our network security could misappropriate proprietary information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, discoveries in the field of cryptography and other discoveries, events or developments could lead to a compromise or breach of the algorithms that our licensed encryption and authentication technology uses to protect such confidential information. We may be required to expend significant capital and resources and engage the services of third parties to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems caused by such breaches. Security breaches or the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability which could have a material adverse affect on our business, financial condition, results of operations and cash flow

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain “forward-looking” information. These statements may relate to anticipated changes in revenues or earnings per share, anticipated changes in our businesses or in anticipated expense levels, or in expectations regarding financial market conditions. We caution readers that any forward-looking information we provide is not a guarantee of future performance. Actual results may differ materially as a result of various factors, some of which are outside of our control.

Factors which may cause actual results to differ materially from forward-looking statements include those factors discussed in this report in the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “-Risk Management,” and “-Critical Accounting Policies and Estimates” and those discussed in our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

UNRESOLVED STAFF COMMENTS

We receive from time to time written comments from the staff of the SEC regarding our periodic or current reports under the Securities Exchange Act of 1934 (the “Exchange Act”). There are no comments that remain unresolved.

PROPERTIES

Our executive offices and primary operations are located in approximately 155,000 square-feet of leased space in an office building in Dallas, Texas. The lease expires in 2020. Our other office locations are leased and generally do not exceed 13,000 square feet of space. We conduct our clearing operations primarily at the Dallas headquarters, and our securities lending activities are primarily conducted from our office in New Jersey.

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

The Company has developed business continuity plans that are designed to permit continued operation of business critical functions in the event of disruptions to its Dallas, Texas headquarters facility as well as critical facilities used by its major subsidiaries. Our critical activities can be relocated among our normal operating facilities and our North Dallas business recovery and disaster recovery center. Our North Dallas facility houses redundant securities and bank processing facilities adequate to replace those found in our primary data center. Our plans are periodically tested, and we participate in the industry-wide tests within the securities’ industry.

The Bank leases its approximately 25,000 square-foot main office located in Arlington, Texas, leases branch offices in Arlington, Dallas and Garland, Texas, and leases separate space in Hurst, Waxahachie, Plano, Fort Worth, Colleyville and Dallas, Texas and Oklahoma City, Oklahoma for loan production offices. The Bank leases the land and owns the drive-in facilities located next to the main office. The Bank owns it’s banking facilities in Granbury, Texas and South Arlington.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “SWS.” At August 31, 2006, there were 277 holders of record of our common stock and in excess of 5,300 beneficial holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$0.10	$0.10	$0.11	$1.11
Stock price range
High	$18.96	$22.15	$26.31	$29.82
Low	$15.68	$15.15	$20.40	$21.90

2005	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$16.22	$22.84	$21.97	$18.34
Low	$12.92	$15.75	$15.85	$14.30

The following table provides information about purchases by SWS during the quarter ended June 30, 2006 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
4/1/06 to 4/28/06	—	—	—	468,910
4/29/06 to 5/26/06	—	—	—	468,910
5/27/06 to 6/30/06	—	—	—	468,910

	—	—	—

(1)	There are 468,910 shares available for purchase under a stock repurchase program approved by our Board of Directors pursuant to which SWS has authorization, which will expire on December 31, 2006, to repurchase a total of 500,000 shares.

Equity Compensation Plan Information

Stock Option Plans. We have two stock option plans, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of our common stock for issuance to our eligible employees, as well as to non-employee members of the Board of Directors. The 1997 Plan reserves shares of our common stock for eligible employees and potential employees. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten year term. However, options granted to non-employee directors under the 1996 Plan have a five year term.

The Compensation Committee of the Board of Directors oversees the grant of awards under our stock option plans. All grants are approved by the Board of Directors. All grants are priced as of the date of grant or on the date approved and recommended by the Board of Directors or the Compensation Committee.

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

As of June 25, 2005, we began accounting for the plans under the recognition and measurement principles of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” For all periods prior to June 25, 2005, we accounted for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 1(n) in the Notes to the Consolidated Financial Statements contained in this Report.

The 1996 Plan expired on February 1, 2006. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs.

Deferred Compensation Plan. In July 1999, we implemented a deferred compensation plan (the “1999 Plan”) for eligible officers and employees to defer a portion of their bonus compensation and commissions. The stockholders approved the amended and restated 1999 Plan at the November 12, 2003 annual meeting. On November 10, 2004, the shareholders of SWS Group approved the 2005 Deferred Compensation plan (the “2005 Plan”), the effective date of which was January 1, 2005. With the approval of the 2005 Plan, no future deferrals may be made pursuant to the 1999 Plan after the effective date; however, amounts previously deferred will be paid in accordance with the terms of the 1999 Plan. The 2005 Plan was designed to comply with the American Jobs Creation Act of 2004, passed October 11, 2004, while continuing to allow eligible officers and employees to defer a portion of certain compensation. Contributions to the 2005 Plan, and previously the 1999 Plan, consist of employee pre-tax contributions and SWS’ matching contributions, in the form of SWS stock, up to a specified limit. The 2005 Plan limits the number of shares that may be issued to 250,000 shares.

The assets of the 2005 Plan include investments in SWS Group, Westwood Holdings Group, Inc. (“Westwood”), and company owned life insurance (“COLI”). Investments in SWS Group stock continue to be carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the Consolidated Statement of Financial Condition. Investments in Westwood stock continue to be carried at market value and recorded as marketable equity securities. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition. As of December 31, 2004, all investments in the 1999 Plan, except for the investments in SWS Group and Westwood stock, were liquidated. Proceeds from the liquidation were invested in COLI.

For the fiscal year ended June 30, 2006, approximately $7,020,000, with a market value of $7,954,000, was invested in the 2005 Plan. At June 30, 2006, funds totaling $1,209,000 were invested in 70,427 shares of our common stock. Approximately $1,300,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the 2005 Plan in fiscal year 2006. The trustee of the 2005 Plan is Wilmington Trust Company. The number of shares available for future issuance under the plan is 179,573 at June 30, 2006.

Restricted Stock Plan. On November 12, 2003, the stockholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 500,000 shares of SWS common stock to SWS’ directors, officers and employees. No more than 200,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock plan is fully vested after three years, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant. At June 30, 2006, the total number of shares outstanding was 165,882 and the total number of securities available for future grants was 279,523.

The following table sets forth certain information concerning all equity compensation plans approved by our stockholders and all equity compensation plans not approved by our stockholders as of June 30, 2006.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 30, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,031,483	(1)	$19.41	(2)	459,096	(3)
Equity compensation plans not approved by stockholders	37,310	(4)	$18.65		169,112	(4)

	1,068,793		$19.39		628,208

(1)	Amount represents 961,056 shares issuable upon the exercise of options granted under the 1996 Plan and 70,427 stock units credited to participants’ accounts under the 2005 Plan (see descriptions above). The stock units credited to the participants’ accounts under the 2005 Plan are not included in the weighted average exercise price calculation.
(2)	Calculation of weighted-average exercise price does not include stock units credited to participants’ accounts under the 2005 Plan.
(3)	Amount represents 179,573 shares available for future issuance under the 2005 Plan and 279,523 shares available for future issuance under the Restricted Stock Plan. The 1996 Plan expired on February 1, 2006 thus there are no longer any shares available for issuance. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs.
(4)	Amounts represent share information with respect to the 1997 Plan.

SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended June 30, 2006 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firms. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, and other financial information contained in this Report.

The following items, all of which impact the comparability of the data from year-to-year, should be considered: (i) the consolidation into our brokerage operations or discontinuance of the services provided by SWS Technologies Corporation (“SWS Technologies”) in the first quarter of fiscal 2003; (ii) the sale of the accounts of Mydiscountbroker in the fourth quarter of fiscal 2003; (iii) the maturation of the DARTSSM in the first quarter of fiscal 2004; (iv) the closure of May Financial in the second quarter of fiscal 2004 and (v) the sale of certain assets of FSB Financial in the third quarter of fiscal 2006. Additional items that should be considered are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Events and Transactions.” Results for 2002, 2003, 2004 and 2005 have been restated to reflect the operations of FSB Financial as discontinued operations. See additional discussion in Note 1(t) in the Notes to the Consolidated Financial Statements contained in this Report.

	(In thousands, except ratios and per share amounts)
	Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004	June 27, 2003	June 28, 2002
Consolidated Operating Results:
Total revenue	$391,618	$326,799	$267,649	$260,019	$335,333
Net revenue (1)	252,944	249,692	235,006	220,359	269,657
Net income (loss) from continuing operations	28,637	28,082	(190)	242	(8,438)
Net income from discontinued operations	12,696	3,250	3,035	2,797	2,217
Net income (loss)	41,408	31,332	2,845	3,484	(6,221)
Earnings per share – basic
Income (loss) from continuing operations	$1.64	$1.63	$(0.01)	$0.01	$(0.49)
Income from discontinued operations	0.73	0.19	0.18	0.16	0.13
Extraordinary item and cumulative effect of change in accounting principles	—	—	—	0.03	—
Net income (loss)	$2.37	$1.82	$0.17	$0.20	$(0.36)
Earnings per share – diluted
Income (loss) from continuing operations	$1.61	$1.61	$(0.01)	$0.01	$(0.49)
Income from discontinued operations	0.72	0.19	0.17	0.16	0.13
Extraordinary item and cumulative effect of change in accounting principles	—	—	—	0.03	—
Net income (loss)	$2.33	$1.80	$0.16	$0.20	$(0.36)
Weighted average shares outstanding – basic	17,441	17,213	17,102	17,016	17,252
Weighted average shares outstanding – diluted	17,737	17,397	17,278	17,063	17,252
Cash dividends declared per common share	$1.42	$0.40	$0.40	$0 .40	$0.40

Consolidated Financial Condition:
Total assets	$4,657,851	$4,631,144	$4,740,958	$4,090,464	$3,362,364
Long-term debt (2)	37,341	34,808	34,990	19,795	16,798
Stockholders’ equity	289,472	265,770	250,782	252,781	257,677
Shares outstanding	17,728	17,330	17,110	16,957	17,241
Book value per common share	$16.33	$15.34	$14.66	$14.91	$14.95

	Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004	June 27, 2003	June 28, 2002
Bank Performance Ratios:
Return on assets	1.5%	1.2%	0.8%	0.6%	1.0%
Return on equity	16.1%	13.6%	9.6%	7.1%	10.5%
Equity to assets ratio	9.6%	8.6%	8.6%	8.2%	9.1%

(1)	Net revenue is equal to total revenues less interest expense.
(2)	Includes subordinated notes, capital leases and Federal Home Loan Bank advances with maturities in excess of one year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in full-service securities brokerage and full-service commercial banking. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period. Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “-Risk Factors.”

We are currently focused on three aspects of our overall business: growing our clearing business, taking advantage of our prominence in the Southwest to become a nationally recognized, full-service regional brokerage firm and growing the Bank’s business.

We operate through four primary segments:

Clearing: We provide clearing and execution services for other broker/dealers including general securities broker/dealers, bank affiliated firms and firms specializing in high volume trading. We currently clear for 218 firms, down six from 224 at the end of 2005. Clearing’s growth strategy is based on a program of building relationships with potential customers over a multi-month sales cycle. We are also focused on providing additional products and services to our existing base of broker/dealer clearing customers.

Retail Brokerage: Retail Brokerage consists of our own retail sales force, our independent contractor sales force and the supporting products and services for these salesmen, including SWS Insurance Agency and Managed Accounts. This segment’s growth plans include the recruitment of additional employee registered representatives to fill our existing retail sales offices as well as selectively opening new retail offices to increase distribution. Growth is also focused on growing the independent sales force through marketing and referrals from existing relationships.

Institutional Brokerage: Institutional Brokerage consists of the corporate and public finance businesses, fixed income sales and trading, equity trading and the securities lending business. These areas are focused on serving the needs of institutional customers through mergers, acquisitions, equity and debt issuances as well as selling fixed income securities and facilitating securities loan and borrow transactions. The growth priorities for this segment include pursuing new institutional customer relationships, selective recruitment of experienced investment professionals and packaging of products to meet institutional customers’ needs.

Banking: The bank offers traditional banking products and services as well as focuses on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers. The bank is focused on growing its commercial business through strategic placement of new branch banks as well as growing the customer base in its niche businesses.

Business Environment

Financial market conditions improved during fiscal 2006 despite rising short-tem interest rates and energy prices. Fixed income markets remained active in the first half of the year but the flattening yield curve had a negative effect on the business in the last half of fiscal 2006. The Federal Reserve Board raised the federal funds rate eight times during the year from 6.25% to 8.25%. The Dow Jones Industrial Average increased 8.3% during fiscal 2006 while the Standard & Poor’s 500 Index and the NASDAQ Composite Index rose 6.6% and 5.8%, respectively. Average daily volume on the New York Stock Exchange rose 16%.

Our Clearing segment is dependent on active markets. Generally, increasing volume on the national securities exchanges indicates increasing volumes in our clearing segment. Clearing volumes increased 7.5% in 2006 over 2005.

The interest rate environment is significant for our Institutional Brokerage segment as well as the Bank. Rising interest rate scenarios can give us the opportunity to increase spreads in the securities lending business while negatively impacting the value of our fixed income inventories and the opportunities for debt offerings.

Our fixed income areas are also impacted by the relationship of key short-term and long-term rates. In the current environment, short-term and long-term rates are similar (a “flat” yield curve). This generally has a negative impact on this business. As the yield curve normalizes this business should be impacted positively.

Positive directional movements in key equity indices are key indicators of a good environment for our retail services segment. As equity indices rose in fiscal 2006, so did the revenues in this segment.

The Banking segment is also impacted by interest rates, specifically mortgage rates as a substantial portion of the bank’s portfolio relates to real estate lending. National mortgage rates increased over 100 basis points since June of 2005 but are still relatively attractive at a national average of 6.83%. Attractive mortgage rates and a healthy housing market are key indicators of the growth prospects at the Bank.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results is discussed below.

Sale of USHS stock and First Consumer Credit (“First Consumer”). In June 2006, SWS sold 100,000 shares of U.S. Home Systems, Inc. (“USHS”) stock for $9.80/share. SWS realized a gain on the transaction of $539,000.

In October 2001, the Bank sold its interest in its minority-owned subsidiary, First Consumer, receiving $1,050,000 and 365,723 common shares of USHS, a company publicly traded on NASDAQ. The shares of USHS were paid to SWS Group as a dividend by the Bank and were recorded at fair market value. The Bank recorded a gain of approximately $1,163,000 on the sale of First Consumer.

During the second quarter of fiscal 2004, we received an additional 91,431 shares of the common stock of USHS, which had been held in escrow under the terms of the sales agreement for total holdings of 457,154 shares. The additional shares were issued after no material contingencies were found related to the operations of First Consumer. The Bank paid the shares to SWS Group in the form of a dividend. The shares were recorded at fair market value resulting in a gain of $1,082,000 (after-tax gain of $703,000).

Discontinued operations/FSB Financial. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. The sales price of the transaction was $35,870,000 in cash and the retirement of $116,868,000 of related debt. Pursuant to the sale agreement, 10% of the cash purchase price or $3,587,000 was placed in escrow to secure any purchase price adjustments and to secure seller’s indemnifications and will be retained until June 30, 2007; until such time the Bank does not have access to these funds. This amount plus interest of $38,000 is presented in Other Assets in the accompanying Consolidated Statement of Financial Condition. A gain of $20,453,000 was recognized of which $2,965,000 belongs to the minority interest holder. The results of FSB Financial are classified as discontinued operations for all periods presented.

NYSE/Archipelago. In August 2004, Archipelago Holdings, LLC (“Archipelago”) declared an approximately 1 for 4.5 reverse stock split. After the split, we owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock in which we sold 23,714 shares at $10.695 per share, yielding a gain of $254,000 (an after-tax gain of $165,100). On May 24, 2005, SWS sold 20,000 shares at an average price of $32.97 for a gain of $659,000. After giving effect to these transactions, we owned 23,721 shares of Archipelago stock.

In March 2006, Archipelago and the NYSE merged into a new entity, NYSE Group, Inc. (“NYX”). As part of the merger, Southwest Securities surrendered the one NYSE seat which it carried at a cost of $230,000 in return for $300,000 in cash and 80,177 restricted shares of NYX common stock. The gain on this transaction was $5,200,000. From the merger date to June 30, 2006, we have recorded losses on the restricted shares of $658,000.

Upon the merger of NYSE and Archipelago, each share of our Archipelago stock was converted into one share of NYX common stock. In fiscal 2006, we recorded gains of $663,000 from the market appreciation of the remaining Archipelago shares which were converted to NYX. In 2005, we recorded a gain of $948,000 from the change in the market value of these shares.

Distribution from an equity investment. In December 2005, the limited partnership venture capital fund in which SWS has an equity investment realized a significant gain and made a subsequent distribution to its partners. SWS’ portion of this gain was $1,547,000 and is included in other revenue in the Consolidated Statement of Income and Comprehensive Income. See Note 11 in the Notes to the Consolidated Financial Statements contained in this Report.

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

Investment in Comprehensive Software Systems, Inc. (“CSS”). In 1993, SWS became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system. We initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments, our ownership in CSS increased to 25.08% in fiscal 2002. Consequently, we implemented the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We were the first company, and to date, the only company, to fully implement the CSS system. We completed our installation of the system in September 2002. At June 28, 2002, we determined that the investment in CSS and its related goodwill were fully impaired based on an analysis of the projected cash flow from the investment.

To facilitate the continued enhancement of the CSS system, we entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000. In December 2003, we agreed to an additional equity investment of $2,900,000, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in equal quarterly installments totaling $2,885,900 (two purchases totaling approximately $1,443,000 were made in fiscals 2004 and 2005) and ultimately resulted in increasing our position in CSS to 30.22%. In January 2005, we forgave the $3.5 million loan made in fiscal 2003, converting it to an equity contribution. These investments were made to insure the continued operation of CSS while development of needed enhancements to the system were built.

We did not participate in CSS’ equity offering in January 2005. We have developed many of the functions needed to run the CSS system in-house. Subsequent to the equity offering in January 2005, we own 13.7% of CSS. Because no additional investments were made in CSS in the last half of fiscal 2005 or all of fiscal 2006, we did not record any equity in losses of CSS. As of June 30, 2006, there is no recorded equity investment in CSS.

Our pro-rata share of CSS’ losses for the fiscal years 2006, 2005 and 2004 were $815,000, $2,276,000, and $3,380,000, respectively. These losses were greater than the $1,443,000 and $3,318,000 invested during fiscal 2005 and 2004 by $833,000 and $62,000. From inception of the investment to date, we have recognized $6,386,000 of our pro-rata percentage of CSS’ losses of $8,547,000.

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers has successfully converted to the CSS system by December 31, 2006. If the conversion is not successful, SWS is not obligated to pay the maintenance fee. However, if the conversion is successful, SWS is also obligated to make a second payment of $1,700,000 in calendar 2007 provided certain other conditions are met. See additional discussion in Note 11 in the Notes to the Consolidated Financial Statements contained in this Report.

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

The consultant’s initial report contained an evaluation of preventative steps taken on Southwest Securities’ own initiative and recommended strengthening and modifying additional written procedures and reporting regimens. In August 2005, Southwest Securities accepted all of the consultant’s recommendations and has undertaken implementation. All recommendations were fully implemented by December 2005 without significant expenditures.

May Financial. In October 2004, we closed the May Financial equity trading office in Brighton, Michigan. As a result, we recorded approximately $553,000 in disposal costs. Of this amount, approximately $213,000 represents leasehold improvement write-offs, $70,000 represents costs associated with the termination of contracts, $58,000 represents severance and related payroll costs to be paid to the 22 terminated employees, and $212,000 represents lease termination costs. As of February 2, 2005, this space has been subleased under terms similar to the original lease, and as such the lease impairment costs associated with the disposal were written down by $32,000 for a total of $180,000.

RESULTS OF OPERATIONS

Net income for the fiscal years ended June 30, 2006, June 24, 2005 and June 25, 2004 totaled $41,408,000, $31,332,000 and $2,845,000, respectively, representing an increase of $10,076,000 from fiscal 2005 to 2006 and $28,487,000 from fiscal 2004 to 2005. Net income includes income from discontinued operations of $12,696,000, $3,250,000 and $3,035,000 for fiscal 2006, 2005 and 2004, respectively. Fiscal years 2006, 2005 and 2004 contained 256, 253 and 251 trading days, respectively.

The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	2005 to 2006		2004 to 2005
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$593	4%	$(5,175)	(27)%
Commissions	1,765	2%	(13,087)	(14)%
Net interest	15,369	23%	16,135	32%
Investment banking, advisory and administrative fees	1,786	6%	(389)	(1)%
Net gains on principal transactions	(19,515)	(54)%	18,057	101%
Other	3,254	15%	(855)	(4)%

	$3,252	1%	$14,686	6%

	2005 to 2006		2004 to 2005
	Amount	Percent	Amount	Percent
Operating expenses:
Commissions and other employee compensation	$8,571	6%	$(2,012)	(1)%
Occupancy, equipment and computer service costs	(1,643)	(6)%	(2,725)	(10)%
Communications	(1,736)	(16)%	(2,192)	(17)%
Floor brokerage and clearing organization charges	(2,221)	(38)%	(541)	(9)%
Advertising and promotional	(174)	(5)%	(523)	(14)%
Other	(298)	(1)%	(16,597)	(40)%

	2,499	1%	(24,590)	(11)%

Pretax income	$753	2%	$39,276	984%

Net Revenues for fiscal 2006 increased $3,252,000. The largest fluctuations were in net interest and net gains on principal transactions. Net interest revenue increased $15,369,000 due to an increase in the bank’s average loans outstanding and increased net interest from securities lending. Net gains on principal transactions decreased $19,515,000 due primarily to the $18,732,000 gain attributable to the DARTSSM maturity recorded in the first quarter of fiscal 2005.

Net Revenues increased for fiscal 2005 by $14,686,000. This increase was due primarily to the $16,135,000 increase in net interest revenue and the $18,732,000 gain attributable to the DARTSSM maturity, offset by reduced clearing and commission revenue of $13,087,000. Net interest revenue increased primarily due to increased spreads in the stock lending business as well as an increase in the Bank’s average loans outstanding. The departure of certain brokers in the Private Client Group and reduced commissions in the fixed income area were the primary drivers of the decrease in commission revenue. The departure of one high-volume clearing customer contributed substantially to reduced clearing fees.

Overall Operating expenses increased $2,499,000 from fiscal 2005 to fiscal 2006, primarily resulting from an increase in commissions and other employee compensation. Increased incentive compensation as well as higher health insurance and other benefit plan expenses contributed to the increase in compensation expense. This increase is offset by reduced floor brokerage, communications and occupancy, equipment and computer service costs. The decrease in floor brokerage expense is related to reduced clearing fees and the receipt of additional rebates from the Depository Trust Company. The decrease in communications expense is due primarily to a decrease in quotation costs from a reduction in headcount in equity trading. Occupancy, equipment and computer service costs decreased due to reduced statement processing costs, rent expense, and leased computer equipment and software licenses expenditures offset by the write-off of leasehold improvements upon renovation of our corporate headquarters.

Operating expenses for fiscal 2005 decreased $24,590,000. The largest decreases were in commissions and other employee compensation, $2,012,000, occupancy and equipment, $2,725,000 million, communications, $2,192,000, and other expense, $16,597,000. The decrease in commissions and other employee compensation was due primarily to decreases in commission revenue. The decrease in occupancy and equipment was due to the maturity of our capital lease obligations and the expiration of several operating leases for which we either purchased or returned the equipment. The decrease in communications was primarily due to the elimination of communications and quote contracts from the closing of May Financial office. The decrease in other expenses was due primarily to a decrease in legal expenses relating to the SEC/NYSE mutual fund inquiry in fiscal 2004 offset by a net increase in professional services fees from Sarbanes-Oxley Section 404 compliance of $1,300,000 and increases in bad debts for Southwest Securities.

Net Revenues from Clearing Operations. Net clearing revenues increased $593,000, or 4%, from fiscal 2005 to fiscal 2006. We processed 12.1 million trades in fiscal 2006 versus 11.2 million trades in 2005, an increase of 8%. Revenue per ticket decreased from $1.25 in fiscal 2005 to $1.13 in fiscal 2006 as the increased ticket volume was generated from day trading correspondents with a lower average ticket charge. Ticket volume for the day traders increased 9% over the prior fiscal year 2005 while volume for general securities correspondents decreased 2%. Correspondent count at June 30, 2006 was 218 versus 224 at June 24, 2005.

Net revenues from clearing for fiscal 2005 decreased $5,175,000 when compared to fiscal 2004. Net clearing revenues decreased in part as a result of the departure of a significant clearing client. This high volume client produced net clearing revenues of $756,000 in fiscal 2005 and $3,686,000 in fiscal 2004. We processed 11.2 million trades in fiscal 2005 compared to the 28.8 million trades processed in fiscal 2004, a decline of 61%. Additionally, trading volume from other high volume correspondents decreased resulting in reduced net clearing revenue. Transactions processed for general securities correspondents increased by 15% which led to an increase in revenue per ticket in fiscal 2005. Revenue per transaction was $1.25 and $0.67 for fiscal 2005 and fiscal 2004, respectively. Correspondent count at June 24, 2005 was 224 compared to 215 at June 25, 2004.

Commissions. Commission revenue for fiscal 2006 increased $1,765,000. Reflecting the improved market volume and direction, commission revenue from the Retail Brokerage segment increased by $4,535,000, or 11%. While the number of overall account representatives went down, the recruiting efforts of the last two years have resulted in more productive representatives. Commission revenue results in the Institutional Brokerage segment were mixed. Portfolio trading increased commission revenue by $7,057,000 due to a non-recurring expansion of the product line of one core customer as well as general increased volumes from all Portfolio Trading customers. This increase was offset by a decrease in commission revenue in Fixed Income Sales and Trading. Fixed Income Sales and Trading’s decrease is the result of reduced sales of corporate and mortgage-backed bonds, primarily due to the unfavorable interest rate environment. The reduction in Institutional Equity Sales commissions results from the sale of this business in January of 2006.

Commission revenue for fiscal 2005 decreased $13,087,000. Decreases were noted in all types of commissions except Portfolio Trading. Economic uncertainty as well as the departure of certain brokers led to the decrease in Private Client Group and SWS Financial commission revenue. Low volumes and rising interest rates contributed to the reduction in fixed income commissions. The increase in Portfolio Trading for fiscal 2005 when compared to fiscal 2004 was due to a large portfolio rebalancing from one customer in October 2004 and increased activity by existing customers. Institutional Equity Sales commissions decreased from fiscal 2004 to fiscal 2005 due to lower commission rates in the institutional commissions market, the loss of key traders, and the reduction of personnel in the Research department, which contributes significantly to Institutional Sales’ product offerings.

Commission revenue by type of representative follows for the fiscal years ended 2006, 2005 and 2004 (dollars in thousands):

	Commission Revenue			No. of Reps
	2006	2005	2004	2006	2005	2004
Retail Brokerage:
Private Client Group	$22,786	$19,997	$27,953	97	96	91
Independent registered
representatives	21,795	20,049	20,329	376	386	396

	44,581	40,046	48,282	473	482	487

Institutional Brokerage:
Fixed income sales & trading	20,788	26,088	31,549	35	36	36
Institutional equity sales	2,462	6,762	10,021	__	9	10
Portfolio trading	17,336	10,279	6,327

	40,586	43,129	47,897

Other	349	576	659

	$85,516	$83,751	$96,838

Net Interest Income. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts.

The components of interest earnings are as follows for the fiscal years ended 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004
Interest revenue:
Customer margin accounts and assets segregated for regulatory purposes	$39,236	$27,648	$20,758
Stock borrowed	110,816	71,613	28,433
Bank loans	63,898	41,047	29,874
Other	6,716	3,422	4,066

	220,666	143,730	83,131

Interest expense:
Customer funds on deposit	18,990	7,553	3,019
Stock loaned	93,667	56,306	19,890
Bank deposits	20,152	8,710	6,207
Federal Home Loan Bank (“FHLB”) advances	2,765	2,056	1,178
DARTSSM and other	3,100	2,482	2,349

	138,674	77,107	32,643

Net interest	$81,992	$66,623	$50,488

Brokerage. For the year ended June 30, 2006, net interest income from the Brokerage segments accounted for approximately 16%, 14% and 11% of our net revenue for the years ended June 30, 2006, June 24, 2005 and June 25, 2004, respectively. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	2006	2005	2004
Average interest-earning assets:
Customer margin balances	$333,000	$356,000	$340,000
Assets segregated for regulatory purposes	339,000	359,000	412,000
Stock borrowed	2,624,000	3,177,000	3,004,000

Average interest-bearing liabilities:
Customer funds on deposit	551,000	582,000	598,000
Stock loaned	2,562,000	3,086,000	2,932,000

Net interest revenue from customer balances increased 1% from fiscal 2005 to 2006 due primarily to increased earnings on assets segregated for regulatory purposes as the average rate earned was 3.99% in fiscal 2006 versus 2.0% in fiscal 2005. Net interest revenue from stock lending activities increased 12% from fiscal 2005 to fiscal 2006. This increase in net interest is due to the increase in the net spread of 13 basis points offset by reduced average balances.

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

Banking. Net interest revenue generated by the Bank accounted for approximately 17% of consolidated net revenues in 2006, 12% for fiscal 2005 and 10% for fiscal 2004. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2006, 2005 and 2004 (dollars in thousands):

	2006			2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$184,305	$15,663	8.5%	$162,588	$10,822	6.7%	$142,444	$8,584	6.0%
Real estate – construction	176,062	16,493	9.4%	121,741	9,106	7.5%	99,574	6,379	6.4%
Commercial	249,613	21,985	8.8%	206,213	15,897	7.7%	178,756	12,186	6.8%
Individual	8,807	548	6.2%	12,324	625	5.1%	7,944	425	5.4%
Land	98,578	9,209	9.3%	60,946	4,597	7.5%	38,913	2,300	5.9%
Investments	24,185	1,095	4.5%	19,820	346	1.7%	106,928	1,062	1.0%

	$741,550	64,993	8.8%	$583,632	41,393	7.1%	$574,559	30,936	5.4%
Interest-earning assets from discontinued operations	20,220			32,042			28,122

Noninterest earning assets:
Cash and due from banks	11,100			8,517			25,301
Other assets	20,573			19,680			14,250

	$793,443			$643,871			$642,232

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$96,936	3,335	3.4%	$108,981	3,523	3.2%	$150,251	4,426	2.9%
Money market accounts	24,284	626	2.6%	16,849	219	1.3%	16,855	131	0.8%
Interest-bearing demand accounts	69,723	1,942	2.8%	54,108	573	1.1%	196,492	912	0.5%
Savings accounts	415,756	14,249	3.4%	312,501	4,395	1.4%	167,017	738	0.4%
FHLB advances	64,865	2,765	4.3%	55,009	2,056	3.7%	24,741	1,178	4.8%

	671,564	22,917	3.4%	547,448	10,766	2.0%	555,356	7,385	1.4%
Noninterest bearing liabilities:
Non interest-bearing demand accounts	41,046			28,743			25,295
Other liabilities	7,197			4,642			5,274

	719,807			580,833			585,925
Stockholder’s equity	73,636			63,038			56,307

	$793,443			$643,871			$642,232

Net interest income		$42,076			$30,627			$23,551

Net yield on interest-earning assets			5.7%			5.2%			4.1%

Interest rate trends, changes in the economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	2005 to 2006				2004 to 2005
	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix
Interest income:
Real estate – mortgage	$4,841	$1,445	$2,996	$400	$2,238	$1,214	$897	$127
Real estate – construction	7,387	4,063	2,298	1,026	2,727	1,420	1,069	238
Commercial	6,088	3,345	2,266	477	3,711	1,872	1,593	246
Individual	(77)	(178)	142	(41)	200	234	(22)	(12)
Land	4,612	2,839	1,096	677	2,297	1,302	636	359
Investments	749	72	551	126	(716)	(828)	525	(413)

	23,600	11,586	9,349	2,665	10,457	5,214	4,698	545

Interest expense:
Certificates of deposit	(188)	(389)	226	(25)	(903)	(1,215)	431	(119)
Money market accounts	407	96	216	95	88	__	88	__
Interest-bearing demand accounts	1,369	165	934	270	(339)	(661)	1,170	(848)
Savings accounts	9,854	1,452	6,315	2,087	3,657	643	1,611	1,403
FHLB advances	709	390	281	38	878	874	(161)	165

	12,151	1,714	7,972	2,465	3,381	(359)	3,139	601

Net interest income	$11,449	$9,872	$1,377	$200	$7,076	$5,573	$1,559	$(56)

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds, as well as revenue generated by the SWS Capital through September 2005. The $1,786,000 increase from fiscal 2005 to fiscal 2006 is primarily due to increased public finance fees of $2,175,000 offset by a decrease in corporate finance fees of $475,000.

The decrease of $389,000 in fiscal year 2005 when compared to fiscal 2004 is due to decreases in corporate finance fees of $3,001,000 and decreases in LOGIC fees of $460,000, offset by increases in managed accounts and advisory fees of $896,000 and public finance fees of $2,216,000 (due to an increase in the number of transactions).

Average assets under management by SWS Capital were $918 million and $959 million in 2005 and 2004, respectively. The decrease in the average assets under management was due to increased competition from other pool competitors, local banks paying higher rates to municipal depositors and a decreased marketing presence. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement in September 2005. As a result, there were no assets under management at June 30, 2006. Revenue generated from the management of these assets was $131,000, $526,000 and $986,000 for the fiscal years 2006, 2005 and 2004, respectively.

Net Gains on Principal Transactions. The decrease in net gains on principal transactions of $19,515,000 from fiscal 2005 to fiscal 2006 was primarily due to the $18,732,000 recognized upon the maturity of the DARTSSM during the first quarter of fiscal 2005. Fixed income and equity trading revenues also declined. The decrease by our fixed income group of $3,414,000 can be attributed to rising interest rates and the flattening yield curve which have depressed trading volumes. The decrease by our equity trading group of $900,000 is due to the sale of certain assets of our Institutional Sales/Trading and Research departments in fiscal 2006. Offsetting these decreases was an increase due to the gain reported on the NYX restricted stock of $4,433,000.

The increase from fiscal 2004 to fiscal 2005 in net gains on principal transactions of $18,057,000 is primarily due to the $18,732,000 recognized upon the maturity of DARTSSM, which represents the difference between the fair value of the Knight stock upon acquisition and the Knight stock on the hedging date. Additionally, we recognized a $948,000 gain on holding Archipelago stock and an increase of $3,273,000 in fixed income trading revenue primarily from municipal security issuances. These gains were offset by the closure of May Financial, which resulted in a $5.3 million reduction in trading revenues. At June 24, 2005, we made a market in 997 common stocks of which 411 were exchange-listed securities.

Other Income. Other income increased $3,254,000 from fiscal 2005 to fiscal 2006. The increase is due primarily to an increase of $602,000 in earnings from corporate investments, increased insurance product fees of $1,037,000, a gain on the sale of the USHS stock of $539,000 and an increase in various fees of $1,033,000.

The decrease of $855,000 in other revenue from fiscal 2004 to fiscal 2005 is primarily due to the inclusion in fiscal 2004 in other income of a gain of $1.1 million on the receipt of additional USHS stock and a $900,000 gain from the tender of Archipelago stock in fiscal 2004. Also, a decrease of $4.6 million in fees collected from customers for regulatory fee reimbursement contributed to the overall decrease of $1.4 million from fiscal 2004 to fiscal 2005. The decrease was offset by increased fees received from insurance products, $1.2 million, revenues from corporate investments, $3.2 million, earnings on deferred compensation plan assets and miscellaneous bank fees.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense, other than interest expense, on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature and is based on the level of operating revenues, earnings and the number of registered representatives employed.

Commissions and other employee compensation increased $8,571,000 from fiscal 2005 to fiscal 2006. An increase of $302,000 was due to commissions paid to revenue-producing employees generating higher levels of commission revenue. We also experienced an increase of $5,004,000 in incentive compensation due to increased business line profitability and improvements in consolidated return on equity. Additionally, an increase of $3,265,000 in other compensation is a result of increases in profit sharing, deferred compensation plan and health insurance expenses.

Overall, commissions and other employee compensation decreased $2.0 million from fiscal 2004 to fiscal 2005. The decrease was due to the variable component of compensation as revenue-producing employees generated lower levels of commission revenue. Commission expense was down $3.9 million for fiscal 2005. This decrease was offset by increases of $1.9 million for salaries and incentive compensation. The number of full-time employees remained the same from fiscal 2004 to fiscal 2005.

Occupancy, Equipment and Computer Service. The decrease of $1,643,000 from fiscal 2005 to 2006 in occupancy, equipment and computer services is primarily due to reduced statement processing costs of $907,000, reduced rental and computer services costs of $455,000 and a reduction of $211,000 in insurance expenses. In fiscal 2006, we renegotiated our statement processing contract as well as our headquarters lease and certain equipment leases leading to the reduced expenses.

The decrease in occupancy, equipment and computer services from fiscal 2004 to fiscal 2005 of $2.7 million is due primarily to a decrease in equipment rental costs. After the completion of the conversion of our brokerage operating system, we had reduced need for technology equipment. Additionally, as existing technology leases expired, we began purchasing equipment rather than leasing, which reduced the overall cost of ownership to us. This decrease was offset by an increase in depreciation expense for the equipment purchased. Also contributing to the decrease was the completion of our capital lease obligations in the fiscal 2005, reducing depreciation expense.

Communications. Communication expense decreased $1,736,000 from fiscal 2005 to 2006. Quotation costs were down $1,406,000 due to reduced headcount in equity trading. Additionally telephone expenses were reduced by $305,000 due to favorable restructuring of our telecommunications contracts.

The decrease in communication expense from fiscal 2004 to fiscal 2005 of $2,192,000 million was due primarily to the closing of the May Financial office in Brighton, Michigan, which resulted in the elimination of communication and quote contracts.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges change in relation to the transactions processed in our clearing business. In fiscal 2006, floor brokerage and clearing organization charges decreased $2,221,000. The reductions are due to reduced clearing costs as we significantly reduced our market making business in September 2005 as well as from increased rebates received from the Depository Trust Company.

In fiscal 2005, floor brokerage and clearing organization charges decreased $541,000. The decrease is due primarily to increased rebates received from the Depository Trust Company and the National Securities Clearing Corporation. The remainder of the decrease is due to the decrease in transaction volume. (See discussion under “- Net Revenues from Clearing Operations”)

Advertising and Promotional. Advertising and promotional expense decreased $174,000 from fiscal 2005 to fiscal 2006. The decrease reflects the reduction in advertising, external recruiting, and travel and entertainment costs.

Advertising and promotional expense decreased from fiscal 2004 to fiscal 2005 by $523,000. This decrease reflects the reduction in advertising and the elimination of an annual customer conference offset by additional costs of recruiting in the Private Client Group.

Other Expense. Other expenses decreased $298,000 from fiscal 2005 to fiscal 2006 due to a decrease in professional fees primarily related to Sarbanes-Oxley Section 404 compliance of $947,000 that were incurred in fiscal 2005 that did not recur in fiscal 2006, as well as reduced losses from our investment in CSS of $1,443,000. These decreases were offset by an increase in provision for bad debts and loan losses of $1,479,000 as well as non-recurring legal and other reserves released in fiscal 2005 of $700,000.

The decrease in other expenses of $16.6 million from fiscal 2004 to fiscal 2005 was due to a reduction in our licenses fees of $1.2 million, reduction in our legal expenses of $10.0 million from the 2004 accrual of the SEC/NYSE settlement, reduced losses from CSS of $1.4 million, a $4.6 million decrease in fees paid to regulators and reduced other taxes of $800,000 as we finalized a state gross receipts tax refund claim. Offsetting these reductions were a net increase in professional services fees from Sarbanes-Oxley Section 404 compliance of $1.3 million.

Income Tax Expense. For fiscal 2006 and 2005, income tax expense approximated the expected statutory rate of 35%. For fiscal 2004, income tax expense (effective rate 103% for the year ended June 25, 2004) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was higher than the statutory rate because of permanently excluded items, primarily the $8 million civil penalty discussed in “-Events and Transaction-SEC/NYSE Mutual Fund Inquiry.”

Minority Interest in Consolidated Subsidiaries. The decrease in minority interest in consolidated subsidiaries of $525,000 was primarily due to the sale by the Bank of its investment in FSB Financial in March 2006. See Note 1(t) in the Notes to Consolidated Financial Statements contained in this Report.

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

Loans receivable at June 30, 2006, 2005, 2004, 2003 and 2002 are summarized as follows (in thousands):

	2006	2005	2004	2003	2002
Real estate – mortgage	$177,587	$225,256	$135,307	$231,023	$133,046
Real estate – construction	250,664	168,343	140,330	109,968	124,808
Commercial	210,641	197,045	155,290	139,476	120,789
Individuals(*)	4,553	95,382	69,133	47,154	31,249
Land	123,970	77,854	41,980	39,652	38,770

	$767,415	$763,880	$542,040	$567,273	$448,662

(*)	The decrease is due to the sale of FSB Financial. See Note 1(t) in the Notes to the Consolidated Financial Statements contained in this Report.

The following table shows the scheduled maturities of certain loans at June 30, 2006, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 Years	Total
Real estate – construction	$214,289	$12,803	$23,572	$250,664
Commercial	39,563	83,585	87,493	210,641

Total	$253,852	$96,388	$111,065	$461,305

Amount of loans based upon:
Fixed interest rates	$3,240	$28,609	$28,237	$60,086
Floating or adjustable interest rates	250,612	67,779	82,828	401,219

Total	$253,852	$96,388	$111,065	$461,305

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is credited to income on a cash basis. Non-performing assets as of June 30, 2006, 2005, 2004, 2003 and 2002 are as follows (dollars in thousands):

	2006	2005	2004	2003	2002
Loans accounted for on a non-accrual basis	$4,115	$4,949	$4,646	$11,692	$7,423

Non-performing loans as a percentage of total loans	0.6%	0.7%	1.0%	2.1%	1.7%

Loans past due 90 days or more, not included above	$334	$804	$599	$5,069	$1,314

Troubled debt restructurings	$1,785	$2,027	$2,280	$5,746	$4,547

Approximately $253,000, $180,000 and $216,000 of gross interest income would have been recorded in fiscal 2006, 2005 and 2004, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans in fiscal 2006, 2005 and 2004 totaled approximately $84,000, $20,000 and $44,000, respectively. Approximately $97,000 and $35,000 of gross interest income would have been recorded in fiscal 2005 and 2004, respectively, had FSB Financial’s non-accrual loans been recorded in accordance with their original terms. Interest income recorded on FSB Financial’s non-accrual loans in fiscal 2005 and 2004 totaled approximately $477,000 and $102,000, respectively.

An for probable loan losses for the years ended June 30, 2006, 2005, 2004, 2003 and 2002 is as follows (dollars in thousands):

	2006	2005	2004	2003	2002
Balance at beginning of year	$7,450	$4,643	$4,421	$4,758	$3,280
Continuing operations:
Charge-offs:
Real estate - construction	50	96	45	100	—
Real estate - mortgage	148	—	123	—	165
Commercial	261	1,183	392	2,598	356
Individuals	3	92	7	1	10

	462	1,371	567	2,699	531
Recoveries:
Real estate - mortgage	3	—	—	—	—
Commercial	67	718	212	—	—

	70	718	212	—	—

Net charge-offs	(392)	(653)	(355)	(2,699)	(531)
Additions charged to operations	1,624	836	298	2,289	2,009

	1,232	183	(57)	(410)	1,478

Discontinued operations:
Provision for loan losses	5,877	5,563	3,142	1,227	707
Loans charged to the allowance, net	(5,781)	(2,939)	(2,863)	(1,154)	(707)
Sale of FSB Financial	(3,731)	—	—	—	—

	(3,635)	2,624	279	73	—

Balance at end of year	$5,047	$7,450	$4,643	$4,421	$4,758

Ratio of net charge-offs during the period to average loans outstanding during the period	0.1%	0.1%	0.1%	0.6%	0.1%

The allowance for probable loan losses is applicable to the following types of loans as of June 30, 2006, 2005, 2004, 2003 and 2002 (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$1,954	27.5%	$1,446	25.7%	$1,473	28.7%	$1,711	24.7%	$1,890	27.1%
Real estate - construction	1,178	32.6	1,033	22.0	799	25.8	970	19.4	1,109	27.8
Real estate – mortgage & land	1,914	39.3	1,313	39.5	1,347	32.7	987	47.5	1,025	38.0
Individuals (*)	1	0.6	3,658	12.8	1,024	12.8	753	8.4	734	7.1

	$5,047	100.0%	$7,450	100.0%	$4,643	100.0%	$4,421	100.0%	$4,758	100.0%

(*)	The decrease is due to the sale of FSB Financial. See Note 1(t) in the Notes to the Consolidated Financial Statements contained in this Report.

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal years 2006, 2005 and 2004 can be found in the discussion of the Bank’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking.”

Certificates of deposit of $100,000 or greater were $25,591,000 and $58,554,000 at June 30, 2006 and 2005, respectively. The Bank funds its loans through short-term borrowings at the FHLB, internally generated deposits brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. The Bank has in excess of $500 million ($537,000,000 at June 30, 2006) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank

The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year (generally two to seven days) during the 12-month periods ended June 30, 2006, 2005 and 2004 (dollars in thousands):

	2006		2005		2004
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At June 30	$9,753	3.07%	$58,731	3.34%	$1,586	6.82%
Average during year	28,460	3.67%	20,446	2.87%	2,718	1.27%
Maximum month-end balance during year	77,442	—	86,061	—	33,000	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines of up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At June 30, 2006, the amount outstanding under these secured arrangements was $30,500,000, which was collateralized by securities held for firm accounts valued at $68,089,000.

We have unsecured letters of credit, aggregating $2,250,000 at June 30, 2006, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At June 30, 2006, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker in the amount of $714,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line other than the $2,964,000 under unsecured letters of credit at June 30, 2006. At June 30, 2006, the total amount available for borrowings was $17,036,000.

We have an irrevocable letter of credit agreement (aggregating $50,000,000 at June 30, 2006) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $81,303,000 at June 30, 2006.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs of the Brokerage segments for the foreseeable future.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of the broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See Note 20 in the Notes to the Consolidated Financial Statements contained in this Report.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB and a $30,000,000 federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $144,948,000. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “gap” data. (See the Bank’s gap analysis in “Risk Management—Market Risk—Interest Rate Risk.”) At June 30, 2006, $537,000,000 of the Bank’s deposits were from the brokerage customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the OTS and the FDIC. The Bank has historically met all the capital adequacy requirements to which it is subject.

Borrowings. In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured line-of-credit for the purchase of federal funds. In the third quarter of fiscal 2006, the agreement was amended to increase the available credit to $30,000,000. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. Interest is charged on any borrowed funds at a rate equal to the federal funds rate plus 0.25%. The line is used by the Bank to support short-term liquidity needs. At June 30, 2006, there were no amounts outstanding on this line of credit.

All amounts outstanding under FSB Financial’s borrowing arrangements were paid in full during March 2006 with the proceeds from the sale of FSB Financial of $116,868,000. See Note 18 in the Notes to the Consolidated Financial Statements contained in this Report.

Off-Balance Sheet Arrangements

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

Contractual Obligations and Contingent Payments (in thousands):

	Payments Due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$37,341	$—	$—	$12,544	$24,797
Interest on long-term debt (2)	20,165	—	3,783	3,783	12,599
Operating leases (3)	49,785	7,085	10,828	6,875	24,997
Equity investment commitments	1,000	1,000	—	—	—
Purchase obligations	17,770	8,317	9,058	395	—
Deferred compensation (4)	1,045	414	118	392	121

Total	$127,106	$16,816	$23,787	$23,989	$62,514

(1)	Long-term debt is comprised of Advances from the FHLB with maturities greater than one year.
(2)	Amount of interest payable on the Advances from the FHLB is based on rates ranging from 3.29% to 7.71%.
(3)	Of the $49.8 million in lease commitments, approximately $3.6 million has been reserved for as impaired.
(4)	We have commitments to our employees for deferred compensation in the amount of $1,045,000 that become payable in future years as defined by the plan and determined by participants who have formally requested payment of balance. See Note 21 in the Notes to the Consolidated Financial Statements contained in this Report.

Cash Flow

Net cash provided by operating activities totaled $87,083,000 in fiscal 2006, compared to net cash used in operations of $164,266,000 in fiscal 2005. In fiscal 2004, $148,080,000 of cash was provided by operating activities. The primary reasons for the increase in cash from operating activities from fiscal 2005 to fiscal 2006 were:

•	Reduced investment in loans held for sale of $47,149,000;

•	Reduced net customer margin balances of $6,000,000 and securities lending and other broker/dealer balances of $54,000,000 as compared to fiscal 2005;

•	Increased firm inventory financed by reverse repurchase agreements of $34,746,000;

•	An increase in securities owned of $13,041,000 in fiscal 2006; and

•	Reduced assets segregated for regulatory purposes of $14,240,000.

The primary reasons for the decrease in cash from operating activities from fiscal 2004 to fiscal 2005 were:

•	A $92,940,000 increase in loans held for sale for fiscal 2005;

•	An increase in securities owned of $30,454,000 in fiscal 2005;

•	A net increase in customer accounts of $33,083,000 for fiscal 2005 as noted by the increase in margin lending activities in fiscal 2004; and

•	A decrease of $36,282,000 for fiscal 2005 in assets segregated for regulatory purposes.

Net cash used in investing activities was $30,306,000, $143,732,000 and $102,612,000 in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, 2005 and 2004, the Bank’s net increase in its loan portfolio was the primary reason for the change. In fiscal 2006, the net use of cash was offset by cash provided by the discontinued operations of FSB Financial of $104,776,000 from the sale of FSB Financial’s loan portfolio.

Net cash used in financing activities totaled $38,148,000 in fiscal 2006, compared to net cash provided by financing activities of $242,454,000 in fiscal 2005. In fiscal 2004, the company’s financing activities were a $31,585,000 use of cash. In fiscal 2006, the use of cash was primarily related to the reduced reliance on borrowings by the Bank from the FHLB due to cash inflows from Southwest Securities’ customers, reduced borrowings on the broker/dealer’s secured broker loan lines as well as the payment of a special dividend to SWS group stockholders. Increased deposits at the Bank and cash flows from the sale of FSB Financial helped to mitigate the impact of the cash outflows to reduce borrowings. In fiscal 2005, the primary differences were increases in short-term borrowings, bank borrowings, deposits and advances from FHLB when compared to fiscal 2004.

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

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in dividends declared by us. During fiscal year 2006, 12,969 shares were sold or distributed pursuant to the plan. No shares were purchased by the plan in fiscal 2006. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Issuer Purchases of Equity Securities.”

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, in fiscal 2006, 7,005 shares were repurchased by the Company at an average price of $18.84 per share to cover tax liabilities. In fiscal 2005, 2,404 shares were repurchased by the Company from employees with a market value of $48,000 or $19.99 per share and are now treasury shares.

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

RISK MANAGEMENT

We manage risk exposure through the involvement of various levels of management. We establish, maintain and regularly monitor maximum positions by industry and issuer in both trading and inventory accounts. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap”, by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counterparty risk through the use of credit information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

Credit Risk

Brokerage. Credit risk arises from the potential nonperformance by counterparties, customers or debt security issuers. We are exposed to credit risk as a trading counterparty and as a stock loan counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure is also associated with customer margin accounts, which are monitored daily. We monitor exposure to individual securities and perform sensitivity analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending provided. The Bank has developed and implemented extensive policies and procedures to provide a robust process for proactively managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking, detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within the Dallas / Fort Worth metropolitan area. Also, the Bank purchases loans, which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

Market Risk

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, equity prices, investor expectations and changes in credit ratings of the issuer. Our exposure to market risk is directly related to our role as a financial intermediary in customer-related transactions and to our proprietary trading activities.

Interest Rate Risk /Brokerage. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments.

Banking. Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. The Bank has established percentage change limits in both interest margin and net portfolio value. To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates. To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data prepared by the OTS for interest rate sensitivity of the Bank’s net portfolio. These analyses are conducted on a monthly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	0.59%
+200	0.56%
+100	0.22%
0	0%
-100	-1.08%
-200	-2.15%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at June 30, 2006:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans-gross	$686,278	$20,986	$35,231	$29,967
Securities and FHLB Stock	3,124	—	—	268
Interest Bearing Deposits	16,090	—	—	—

Total Earning Assets	705,492	20,986	35,231	30,235

Interest Bearing Liabilities:
Transaction Accounts and Savings	574,057	—	—	—
Certificates of Deposit	26,833	37,057	12,169	8,836
Borrowings	3,132	6,621	746	36,595

Total Interest Bearing Liabilities	604,022	43,678	12,915	45,431

GAP	$101,470	$(22,692)	$22,316	$(15,196)

Cumulative GAP	$101,470	$78,778	$101,094	$85,898

Equity Price Risk. We are exposed to equity price risk as a result of making markets and taking proprietary positions in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk, as well as net securities purchased under agreements to resell, repurchase which are also subject to interest rate risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$1,333	$3,384	$4,771	$21,426	$30,914
U.S. Government and Government agency obligations	11,821	(37,306)	(2,939)	(1,540)	(29,964)
Corporate obligations	776	3,957	8,176	22,947	35,856

Total debt securities	13,930	(29,965)	10,008	42,833	36,806
Corporate equity	—	—	—	12,961	12,961
Securities purchased under agreements to resell, net	—	43,608	12,309	—	55,917
Other	12,328	—	—	—	12,328

	$26,258	$13,643	$22,317	$55,794	$118,012

Weighted average yield
Municipal obligations	3.97%	4.12%	4.36%	3.56%	3.76%
U.S. Government and Government agency obligations	4.78%	5.34%	4.95%	5.67%	5.27%
Corporate obligations	6.73%	5.13%	5.60%	5.74%	5.56%
Securities purchased under agreements to resell, net	—	4.78%	4.62%	—	4.74%

Available-for-sale securities, at fair Value
Marketable equity securities	$—	$—	$—	$3,593	$3,593

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 in the Notes to the Consolidated Financial Statements contained in this Report.

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

We also hold strategic investments in several privately held companies that are recorded at cost or on the equity method of accounting on our consolidated statements of financial condition. Generally accepted accounting principles require that these holdings be evaluated for declines in market value below cost that may be other than temporary. Determination of the market value for these privately held companies requires the use of judgment. General market conditions, as well as company-specific events, could indicate a decline in value. Our consolidated financial statements could be materially impacted should a write-down from cost be necessitated. See “-Events and Transactions-Investment in Comprehensive Software Systems, Inc.”

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

Stock Options

We have two stock option plans, SWS Group, Inc. Stock Option Plan and SWS Group, Inc. 1997 Stock Option Plan, (the “Plans”). Prior to June 25, 2005, we accounted for our Plans under the recognition measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no stock-based employee compensation cost was reflected in net income. However, the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation is disclosed in Note 1(n) in the Notes to the Consolidated Financial Statements contained in this Report. Under SFAS No. 123, the fair value of the stock options is estimated using expected dividend yields of our stock, the expected volatility of the stock, the expected length of time the options remain outstanding, the risk-free interest rates and expected forfeiture rates. Changes in one or more of these factors may significantly affect the estimated fair value of the stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised standard regarding share-based payments, SFAS No. 123R. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this statement were effective for us on June 25, 2005. On June 7, 2005, SWS’ Board of Directors approved the acceleration of all option grants to 100%, the measurement date, in anticipation of the implementation of SFAS No. 123R. Accordingly, we recognized approximately $117,700 as compensation expense based on the provisions of FASB’s Financial Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). Based on this interpretation, forfeitures were estimated for the remaining term of the options.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share amounts)

2006	1st Qtr.(1)	2nd Qtr.(1)	3rd Qtr.	4th Qtr.
Revenues	$96,771	$97,004	$97,195	$100,648
Income from continuing operations	6,626	8,125	8,448	5,438
Income from discontinued operations	471	640	11,574	11
Net income	7,172	8,765	20,022	5,449
Comprehensive income	7,430	8,967	20,700	5,398
Earnings per share – basic
Income from continuing operations	$0.38	$0.47	$0.49	$0.31
Income from discontinued operations	0.03	0.04	0.66	—
Cumulative effect of change in accounting principles, net of tax	—	—	—	—
Net income	0.41	0.51	1.15	0.31
Earnings per share – diluted
Income from continuing operations	$0.38	$0.46	$0.48	$0.30
Income from discontinued operations	0.03	0.04	0.65	—
Cumulative effect of change in accounting principles, net of tax	—	—	—	—
Net income	0.41	0.50	1.13	0.30
Cash dividend declared per common share	$0.10	$0.10	$0.11	$1.11
Stock price range
High	$18.96	$22.15	$26.31	$29.82
Low	$15.68	$15.15	$20.40	$21.90

2005	1st Qtr. (1)	2nd Qtr. (1)	3rd Qtr. (1)	4th Qtr. (1)
Revenues	$81,202	$76,496	$76,978	$92,123
Income from continuing operations	15,203	3,692	4,451	4,736
Income from discontinued operations	685	849	1,142	574
Net income	15,888	4,541	5,593	5,310
Comprehensive income	3,273	4,868	5,479	5,017
Earnings per share – basic
Income from continuing operations	$0.89	$0.22	$0.25	$0.27
Income from discontinued operations	0.04	0.05	0.07	0.04
Net income	0.93	0.27	0.32	0.31
Earnings per share – diluted
Income from continuing operations	$0.88	$0.21	$0.25	$0.27
Income from discontinued operations	0.04	0.05	0.07	0.03
Net income	0.92	0.26	0.32	0.30
Cash dividend declared per common share	$0.10	$0.10	$0.10	$0.10
Stock price range
High	$16.22	$22.84	$21.97	$18.34
Low	$12.92	$15.75	$15.85	$14.30

(1)	Amounts have been restated to reflect the classification of FSB Financial as discontinued operations upon the sale of assets for cash and the retirement of all related debt in March 2006. See additional discussion in Note 1(t) in the Notes to the Consolidated Financial Statements contained in this Report.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed in the Company’s periodic report on Form 8-K filed March 22, 2006, the Company changed independent registered public accounting firms. The Company has engaged Grant Thornton LLP independent registered public accounting firm, replacing PricewaterhouseCoopers LLP.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of June 30, 2006, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that we have maintained effective internal control over financial reporting as of June 30, 2006.

Our independent registered public accounting firm has audited management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 as stated in their report, dated September 13, 2006, which appears herein.

OTHER INFORMATION

The information set forth in the table immediately below presents information related to the award of Common Stock under the Restricted Stock Plan as authorized pursuant to the terms of the Restricted Stock Plan on August 25, 2006 by our Board of Directors and the amount paid under the cash bonus plan for fiscal 2006.

	Restricted Stock Plan		Amount paid under the cash bonus plan
Name and Position	Dollar Value ($)	Number of Shares to be Granted (1)
Donald W. Hultgren Director and Chief Executive Officer	$90,000	3,630	$337,500
William D. Felder President	72,000	2,904	440,069
Kenneth R. Hanks Executive Vice President, Chief Financial Officer and Treasurer	72,000	2,904	270,000
Richard J. Driscoll Executive Vice President	45,000	1,815	360,984
Richard Litton Executive Vice President	45,000	1,815	464,726
All executive officers as a group (11 persons)	509,100	20,534	$2,767,612

(1)	These values are based on the last reported sales price of our common stock on the NYSE on August 25, 2006, which was $24.79 per share.

PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see “Business-Executive Officers of the Registrant.” The information under the heading “Proposal One - Election of Directors” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

For information on the Board of Directors’ determination of the financial expert on the Audit Committee and the name and independence of such expert, see “Financial Expert” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the identification of the audit committee and its members, see “Committees of the Board of Directors” under the heading “Corporate Governance” and the “Audit Committee Report” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the compliance with Section 16(a) of the Exchange Act, see “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

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

EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information under the heading “Stock Ownership of Principal Owners and Management” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Fees Paid to Independent Registered Public Accounting Firm” and “Pre-approval of Independent Registered Public Accounting Firm Services” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

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

3.	The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 15(b):

Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.1+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996

10.2+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.3+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.4+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.5+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.6+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996

10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003

10.8+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 3, 2005

10.9+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed March 3, 2005

10.10+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to Exhibit C to the Registrant’s Proxy Statement filed October 9, 2003

10.11+	SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 6, 2004

10.12+	Form of Plan Agreement for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.13+	Form of Election Form for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.14+	Description of Registrant’s executive cash bonus plan incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005

10.14.1+	Cash bonus compensation paid to named executive officers incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005

10.15+	Description of Registrant’s director compensation arrangement incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed February 9, 2005

10.16	Asset Purchase Agreement dated February 16, 2006 by and among Regional Acceptance Corporation, FSB Financial, LTD., Southwest Securities, FSB, FSBF, LLC, and Steven Burke incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006

14.1*	SWS Group, Inc. Code of Business Conduct and Ethics

21.1*	Subsidiaries

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

September 13, 2006	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 13, 2006	/S/ Don A. Buchholz
(Date)	(Signature)
Don A. Buchholz
Chairman of the Board

September 13, 2006	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director and Chief Executive Officer
(Principal Executive Officer)

September 13, 2006	/S/ Kenneth R. Hanks
(Date)	(Signature)
Kenneth R. Hanks
Chief Financial Officer
(Principal Financial Officer)

September 13, 2006	/S/ Stacy Hodges
(Date)	(Signature)
Stacy Hodges
Principal Accounting Officer
(Principal Accounting Officer)

September 13, 2006	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

September 13, 2006	/S/ Larry A. Jobe
(Date)	(Signature)
Larry A. Jobe
Director

September 13, 2006	/S/ R. Jan LeCroy
(Date)	(Signature)
R. Jan LeCroy
Director

September 13, 2006	/S/ Frederick R. Meyer
(Date)	(Signature)
Frederick R. Meyer
Director

September 13, 2006	/S/ Mike Moses, Ed.D.
(Date)	(Signature)
Mike Moses, Ed.D.
Director

September 13, 2006	/S/ Jon L. Mosle, Jr.
(Date)	(Signature)
Jon L. Mosle, Jr.
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 and June 24, 2005

(In thousands, except par values and share amounts)

	2006	2005
Assets
Cash	$41,674	$23,045
Assets segregated for regulatory purposes	345,028	330,788
Receivable from brokers, dealers and clearing organizations	2,821,512	2,855,296
Receivable from clients, net	373,245	372,143
Loans held for sale, net	124,874	172,023
Loans, net	642,541	591,857
Securities owned, at market value	159,004	166,954
Securities purchased under agreements to resell	63,636	28,890
Goodwill	7,552	11,660
Marketable equity securities available for sale	3,593	2,372
Other assets	75,192	76,116

	$4,657,851	$4,631,144

Liabilities and Stockholders’ Equity
Short-term borrowings	$30,500	$68,400
Payable to brokers, dealers and clearing organizations	2,775,564	2,755,076
Payable to clients	617,697	609,477
Deposits	705,894	588,015
Securities sold under agreements to repurchase	7,719	8,061
Securities sold, not yet purchased, at market value	96,909	106,163
Drafts payable	29,144	32,018
Advances from Federal Home Loan Bank	47,094	93,539
Bank borrowings	__	47,150
Other liabilities	57,217	56,309

	4,367,738	4,364,208

Minority interest in consolidated subsidiaries	641	1,166

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 18,283,074 and outstanding 17,727,927 shares at June 30, 2006; issued 17,977,240 and outstanding 17,329,779 shares at June 24, 2005	1,828	1,797
Additional paid-in capital	255,331	247,996
Retained earnings	37,968	23,920
Accumulated other comprehensive income – unrealized holding gain, net of tax of $650 in 2006 and $74 in 2005	1,225	138
Deferred compensation, net	1,610	1,488
Treasury stock (555,147 shares at June 30, 2006 and 647,461 shares at June 24,2005, at cost)	(8,490)	(9,569)

Total stockholders’ equity	289,472	265,770
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,657,851	$4,631,144

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended June 30, 2006, June 24, 2005 and June 25, 2004

(In thousands, except share and per share amounts)

	2006	2005	2004
Revenues:
Net revenues from clearing operations	$14,671	$14,078	$19,253
Commissions	85,516	83,751	96,838
Interest	220,666	143,730	83,131
Investment banking, advisory and administrative fees	29,781	27,995	28,384
Net gains on principal transactions	16,502	36,017	17,960
Other	24,482	21,228	22,083

Total Revenues	391,618	326,799	267,649

Interest Expense	138,674	77,107	32,643

Net Revenues	252,944	249,692	235,006

Non-Interest Expenses:
Commissions and other employee compensation	144,941	136,370	138,382
Occupancy, equipment and computer service costs	23,833	25,476	28,201
Communications	9,062	10,798	12,990
Floor brokerage and clearing organization charges	3,562	5,783	6,324
Advertising and promotional	3,010	3,184	3,707
Other	24,515	24,813	41,410

Total Non-Interest Expenses	208,923	206,424	231,014

Income from continuing operations before income tax expense	44,021	43,268	3,992
Income tax expense	15,384	15,186	4,110

Income (loss) from continuing operations before minority interest	28,637	28,082	(118)
Minority interest in consolidated subsidiaries	—	—	(72)

Income (loss) from continuing operations	28,637	28,082	(190)
Discontinued operations:
Income from discontinued operations including a gain on sale of $20,453 in 2006	22,596	5,642	5,507
Income tax expense	(6,833)	(1,747)	(1,517)
Minority interest in consolidated subsidiaries	(3,067)	(645)	(955)

Income from discontinued operations	12,696	3,250	3,035

Income before cumulative effect of a change in accounting principle	41,333	31,332	2,845
Cumulative effect of a change in accounting principle, net of tax of $40	75	—	—

Net income	41,408	31,332	2,845
Other comprehensive income (loss):
Net holding gains and losses, net of tax of $630 in 2006; $(480) in 2005 and $125 in 2004	1,087	(241)	1,027
Reclassification for hedging activities, net of tax of $9 in 2005 and $467 in 2004	—	17	(867)
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	—	(12,471)	—

Net income (loss) recognized in other comprehensive income (loss)	1,087	(12,695)	160

Comprehensive income	$42,495	$18,637	$3,005

Earnings per share – basic
Income (loss) from continuing operations	$1.64	$1.63	$(0.01)
Income from discontinued operations	0.73	0.19	0.18
Cumulative effect of a change in accounting principle	—	—	—

Net income	$2.37	$1.82	$0.17

Weighted average shares outstanding – basic	17,441,035	17,212,587	17,102,149

Earnings per share – diluted
Income (loss) from continuing operations	$1.61	$1.61	$(0.01)
Income from discontinued operations	0.72	0.19	0.17

Cumulative effect of a change in accounting principle	—	—	—

Net income	$2.33	$1.80	$0.16

Weighted average shares outstanding – diluted	17,737,479	17,397,346	17,278,035

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2006, June 24, 2005 and June 25, 2004

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation, net	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at June 27, 2003	17,707,998	$1,770	$243,683	$4,225	$12,673	$1,549	(750,711)	$(11,119)	$252,781
Net income	—	—	—	2,845	—	—	—	—	2,845
Unrealized holding gain, net of tax of $125	—	—	—	—	1,027	—	—	—	1,027
Reclassification of hedging activities, net of tax of $467	—	—	—	—	(867)	—	—	—	(867)
Cash dividends ($0.40 per share)	—	—	(949)	(5,882)	—	—	—	—	(6,831)
Exercise of options	109,446	11	2,391	(763)	—	—	—	—	1,639
Deferred compensation plan, net	—	—	—	—	—	(15)	(245)	15	—
Restricted stock plan	—	—	(434)	—	—	—	43,437	622	188

Balance at June 25, 2004	17,817,444	1,781	244,691	425	12,833	1,534	(707,519)	(10,482)	250,782
Net income	—	—	—	31,332	—	—	—	—	31,332
Unrealized holding loss, net of tax of $480	—	—	—	—	(706)	—	—	—	(706)
Reclassification of hedging activities, net of tax of $9	—	—	—	—	17	—	—	—	17
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	—	—	—	—	(12,471)	—	—	—	(12,471)
Cash dividends ($0.40 per share)	—	—	—	(6,913)	—	—	—	—	(6,913)
Exercise of options	159,796	16	3,622	(924)	—	—	—	—	2,714
Deferred compensation plan, net	—	—	—	—	465	(46)	2,862	102	521
Restricted stock plan	—	—	(317)	—	—	—	57,196	811	494

Balance at June 24, 2005	17,977,240	1,797	247,996	23,920	138	1,488	(647,461)	(9,569)	265,770
Net income	—	—	—	41,408	—	—	—	—	41,408
Unrealized holding gain, net of tax of $630	—	—	—	—	1,083	—	—	—	1,083
Windfall tax benefits	—	—	30	__	—	—	—	—	30
Cash dividends ($1.42 per share)	—	—	—	(25,027)	—	—	—	—	(25,027)
Exercise of options	305,834	31	7,912	(2,333)	—	—	—	—	5,610
Purchase of treasury stock, at cost	—	—	—	—	—	—	(31,090)	(478)	(478)
Deferred compensation plan, net	—	—	—	—	4	122	12,969	223	349
Restricted stock plan	—	—	(607)	—	—	—	110,435	1,334	727

Balance at June 30, 2006	18,283,074	$1,828	$255,331	$37,968	$1,225	$1,610	(555,147)	$(8,490)	$289,472

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2006, June 24, 2005 and June 25, 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$41,408	$31,332	$2,845
Income from discontinued operations	(12,696)	(3,250)	(3,035)
Cumulative effect of a change in accounting principle	(75)	—	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,337	6,029	6,207
Amortization of discounts on loans purchased	(726)	(1,120)	(1,065)
Provision for doubtful accounts	3,073	1,877	1,295
Deferred income tax (benefit) expense	(1,287)	(2,960)	2,752
Deferred compensation	2,056	1,401	938
Acceleration of stock option vesting	—	118	—
Loss on sale of fixed assets	665	48	__
Gain on sale of loans	(1,084)	(951)	(559)
Loss (gain) on sale of real estate	137	(374)	(264)
Gain on delivery of Knight shares in settlement of DARTSSM obligation	—	(18,732)	__
Reclassification from other comprehensive loss under SFAS No. 133	—	—	(221)
Dividend received on investment in Federal Home Loan Bank stock	(132)	—	—
Equity (gains) losses on investments	(7,395)	91	5,234
Gain on sale of First Consumer Credit LLC	—	—	(1,082)
Net change in minority interest in consolidated subsidiaries	209	(105)	(3)
Cash flow from operating activities of discontinued operations	(1,413)	7,790	5,845
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	(14,240)	36,282	74,114
Net change in broker, dealer and clearing organization accounts	54,272	(43,681)	26,042
Net change in client accounts	6,158	(33,083)	(139,567)
Net change in loans held for sale	47,149	(92,940)	122,182
Decrease (increase) in securities owned	13,041	(30,454)	(19,247)
(Increase) decrease in securities purchased under agreements to resell	(34,746)	(23,981)	1,626
(Increase) decrease in other assets	(2,704)	(6,018)	19,297
(Decrease) increase in drafts payable	(2,874)	(194)	2,880
(Decrease) increase in securities sold, not yet purchased	(9,254)	17,206	48,337
Increase (decrease) in other liabilities	2,234	(8,597)	(6,471)
Windfall tax benefits	(30)	—	—

Net cash provided by (used in) operating activities	87,083	(164,266)	148,080

Cash flows from investing activities:
Loan originations and purchases	(658,214)	(482,901)	(451,098)
Loan repayments	519,442	384,423	365,175
Purchase of fixed assets	(3,918)	(3,645)	(6,415)
Proceeds from the sale of fixed assets	99	54	10
Purchase of real estate	(188)	(2,471)	(3,877)
Proceeds from sale of real estate	1,983	5,850	6,043
Proceeds from exchange of NYSE seat	300	—	—
Cash paid for purchase of O’Connor & Company Securities, Inc., net of cash acquired	(86)	(540)	(625)
Cash paid on investments	(500)	(1,443)	(4,328)
Cash received from investments	1,630	180	—
Cash paid for additional investment in FSB Financial & FSBF	—	(3,060)	—
Proceeds from sale of ownership in investments	980	—	452
Cash flow from investing activities of discontinued operations	104,776	(36,361)	(14,428)
Proceeds from the sale of Federal Home Loan Bank stock	3,877	—	6,700
Purchases of Federal Home Loan Bank stock	(487)	(3,818)	(221)

Net cash used in investing activities	(30,306)	(143,732)	(102,612)

Cash flows from financing activities:
Payments on short-term borrowings	(2,238,500)	(1,938,115)	(1,633,200)
Cash proceeds from short-term borrowings	2,200,600	2,006,515	1,633,200

(continued)

(continued)

	2006	2005	2004
Cash proceeds on securities sold under agreements to repurchase	(342)	8,061	—
Payments on capital leases	—	(253)	(994)
Increase (decrease) in deposits	117,879	86,884	(27,437)
Advances from Federal Home Loan Bank	3,600,873	2,285,667	191,470
Payments on advances from Federal Home Loan Bank	(3,647,318)	(2,228,704)	(204,779)
Cash proceeds on notes payable – Bank	—	—	5,700
Cash payments on notes payable – Bank	—	(390)	—
Cash flow from financing activities of discontinued operations	(50,878)	27,400	9,775
Windfall tax benefits	30	—	—
Payment of cash dividends on common stock – SWS Group	(25,202)	(6,948)	(6,831)
Net proceeds from exercise of stock options	4,843	2,280	1,511
Proceeds related to Deferred Compensation Plan	345	304	208
Purchase of treasury stock	(478)	(247)	(208)

Net cash (used in) provided by financing activities	(38,148)	242,454	(31,585)

Net increase (decrease) in cash	18,629	(65,544)	13,883
Cash at beginning of year	23,045	88,589	74,706

Cash at end of year	$41,674	$23,045	$88,589

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest from continuing operations	$136,664	$69,848	$33,132

Taxes	$18,753	$17,125	$7,350

Supplemental schedule of non-cash investing and financing activities:
Delivery of Knight shares in settlement of DARTSSM obligation	$—	$18,732	$—

Granting of restricted stock	$2,074	$948	$909

Removal from escrow of marketable equity securities	$—	$—	$1,082

Exchange of NYSE stock	$5,091	$—	$—

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”), 100% owned unless otherwise noted:

Brokerage Entities:
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”
Banking Entities:
SWS Banc Holding, Inc.	“SWS Banc”
Southwest Securities, FSB*	“Bank”
SWS A, LLC (90%)**	“FSBF”
SWS B, LTD (88.2%)**	“FSB Financial”
FSB Development, LLC	“FSB Development”

*	Effective January 1, 2006, the Bank changed its name from Southwest Securities Bank to Southwest Securities, FSB.
**	On March 1, 2006, FSB Financial sold substantially all of its assts. See discussion in Note 1(t), Discontinued Operations. Also, effective March 1, 2006, FSBF changed its name from FSBF, LLC to SWS A, LLC and FSB Financial changed its name from FSB Financial, LTD to SWS B, LTD.

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

Asset management services are offered through SWS Capital, which administered the Local Government Investment Cooperative (“LOGIC”) fund for cities, counties, schools and other local governments across Texas through September 4, 2005. LOGIC is an investment program tailored to the investing needs of local governments within the state of Texas. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. LOGIC represented 100% of the assets under management of SWS Capital at June 24, 2005. At June 30, 2006, SWS Capital had no assets under management.

Southwest Advisors is a dormant entity.

SWS Insurance holds insurance agency licenses in forty-six states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision. SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004 through the issuance of 1,000 shares of common stock to SWS Group for consideration of 300,000 shares of the Bank’s common stock. FSBF is a 2% general partner of FSB Financial.

In March 1, 2006, FSB Financial, a purchaser, originator and servicer of non-prime automobile loans, sold substantially all of its assets for $35,870,000 in cash and the retirement of $116,868,000 of related debt. See Note 1(t), Discontinued Operations.

In January 2005, the Bank purchased an additional 15% of FSBF at a cost of $84,000, bringing the Bank’s percentage ownership to 90%. Also, the Bank purchased an additional 14.7% of FSB Financial at a cost of $4,367,000 bringing the Bank’s percentage of ownership to 88.2%. FSBF owns 2% of FSB Financial effectively giving the Bank a 90% interest in FSB Financial. Of the $4,451,000 total purchase price, $3,062,000 was paid in cash and the remaining $1,389,000 was given in the form of a promissory note. The note was paid in full in March 2006 with the sale of the assets of FSB Financial. See Note 1(t), Discontinued Operations.

FSB Development develops single-family residential lots.

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

(f) Loans and Allowance for Probable Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for probable loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance.

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

Interest income from factored receivables is recorded on an accrual basis in accordance with the terms of the agreements. Certain fees charged in connection with the factored receivables are recorded in the month in which the receivables are purchased due to the short holding period.

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

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized generally to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings and included in other expense. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

(g) Depreciation and Amortization

Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the shorter of the useful life or the lease term (up to nine years) using the straight-line method.

(h) Goodwill

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2006 and 2005 as required by SFAS No. 142, and based on the results of the valuation, SWS’ goodwill balance was not impaired.

SWS has two reporting units with goodwill, Clearing and Institutional Brokerage, both part of Southwest Securities. Changes in the carrying value of goodwill during the three fiscal year periods ended June 30, 2006, by segment and in the aggregate, are summarized in the following table (in thousands):

	Clearing	Institutional Brokerage	Banking	Consolidated SWS Group, Inc.
Balance, June 25, 2004	$4,254	$2,673	$1,256	$8,183
Arising from earn-out provision of completed business combination	—	539	—	539
Arising from additional investment in FSBF and FSB Financial	—	—	2,938	2,938

Balance, June 24, 2005	4,254	3,212	4,194	11,660

Arising from earn-out provision of completed business combination	—	86	—	86
Sale of FSB Financial	—	—	(4,194)	(4,194)

Balance, June 30, 2006	$4,254	$3,298	$—	$7,552

(i) Drafts Payable

In the normal course of business, SWS uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through the Bank and are sent to SWS daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(j) Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

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

(k) Federal Income Taxes

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

(l) Earnings Per Share

SWS complies with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised.

(m) Minority Interest

Minority interest in consolidated subsidiaries in the Consolidated Statements of Financial Condition and the Consolidated Statements of Income and Comprehensive Income arise from the Bank’s non-wholly owned subsidiary, FSB Financial, and FSB Development’s 50% owned partnership. These entities were acquired in conjunction with the acquisition of the Bank in fiscal 2001. See Note 1(a) regarding the purchase of an additional interest in FSB Financial in fiscal 2005. Also see Note 1(t) for a discussion of the sale of FSB Financial.

(n) Stock-Based Compensation

Beginning on June 25, 2005, SWS accounts for the SWS Group, Inc. Stock Option Plan (“1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (“1997 Plan”) under the recognition and measurement principles of SFAS No. 123R, “Share-Based Payment.” For all periods prior to June 25, 2005, SWS accounted for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. (in thousands, except per share amounts):

	2005	2004
Net income:
As reported	$31,332	$2,845
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(493)	(1,294)

Pro forma	$30,839	$1,551

Earnings per share - basic:
As reported	$1.82	$0.17

Pro forma	$1.79	$0.09

Earnings per share - diluted:
As reported	$1.80	$0.16

Pro forma	$1.77	$0.09

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2005 and 2004:

	2005	2004
Expected volatility	57%	64%
Risk-free interest rate	3.94%	3.23%
Expected dividend yield	2.66%	2.66%
Expected life	5 years	5 years

(o) Treasury Stock

In June 2005 the Board of Directors approved the repurchase of up to 500,000 shares of SWS common stock on or prior to December 31, 2006. In October 2005, 31,090 shares were repurchased at a cost of $478,000, or $15.36 per share, in accordance with the repurchase plan. Currently, SWS has 468,910 shares authorized for repurchase for which authorization expires December 31, 2006. Treasury stock is also repurchased periodically under SWS’ Deferred Compensation Plan (Note 21).

(p) Use of Estimates

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

(q) Fair Value of Financial Instruments

Substantially all of SWS’ brokerage assets and liabilities are carried at market value or at amounts, which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale and loans receivable was $777,287,000 and $770,259,000 at June 30, 2006 and 2005, respectively.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of deposits was $704,687,000 and $587,861,000 at June 30, 2006 and 2005, respectively. The fair value of advances to FHLB was $46,727,000 and $95,213,000 at June 30, 2006 and 2005, respectively.

(r) Accounting for Derivatives and Hedging Activities

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

(s) Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has recently issued the following SFAS and FASB interpretations, which are applicable to SWS:

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” In March 2006, FASB issued this standard which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The Bank, and thus SWS Group, will implement this standard July 1, 2007. The Bank has not determined the effect of this SFAS as of the reporting date.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109.” In July 2006, the FASB issued this interpretation with respect to all uncertain positions for taxes accounted for under FASB Statement 109, “Accounting for Income Taxes.” The interpretation addresses the recognition, measurement, accrual of interest and penalties, balance sheet classification and disclosure of any uncertain tax positions. This interpretation is effective for SWS beginning in fiscal 2008. SWS is assessing the impact of this interpretation on its financial statements and processes.

(t) Discontinued Operations

In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. The sale price was $35,870,000 in cash and the retirement of $116,868,000 of related debt. Pursuant to the sale agreement, 10% or $3,587,000 was placed in escrow to secure any purchase price adjustments and to secure sellers indemnifications and will be retained until June 30, 2007; until such time, the Bank does not have access to these funds. This amount plus interest of $38,000 is presented in Other Assets in the accompanying Consolidated Statements of Financial Condition. A gain of $20,453,000 was recognized on the sale of which $2,965,000 belongs to the minority interest holder.

The results of FSB Financial, as summarized below, have been classified as discontinued operations for all periods presented.

	2006	2005	2004
Net revenues	$33,518	$16,379	$12,636
Net income before taxes	22,596	5,642	5,507
Income tax expense	6,833	1,747	1,517
Minority interest	3,067	645	955
Income from discontinued operations	12,696	3,250	3,035

(u) Other Comprehensive Income (Loss)

Net holding gains and losses represent the unrealized holding gains and losses on marketable equity securities available for sale (Knight Trading Group, Inc. (“Knight”) through June 30, 2005 and U.S. Home Systems, Inc. (“USHS”) for all of fiscal 2005 and 2006) and on the assets held under the 2005 Deferred Compensation Plan (Westwood Holding Group, Inc., (“Westwood”) and excluding holdings in SWS common stock which are carried at cost.) Reclassification for hedging activities represents the change in the fair value of the Knight shares that was reclassified into earnings under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended for fair value hedges. The reclassification for delivery of Knight shares in settlement of DARTSSM obligation represented the release of the gain on the Knight shares previously accumulated in other comprehensive income upon delivery of the Knight shares. See Note 19 Exchangeable Subordinated Notes.

2. DISPOSAL ACTIVITY

In October 2004, SWS closed its May Financial office in Brighton, Michigan. As a result, SWS recorded approximately $553,000 in disposal costs in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Approximately $213,000 represents leasehold improvements write-offs, $70,000 represents costs associated with the termination of contracts, $58,000 represents severance and related payroll costs paid to the 22 terminated employees, and $212,000 represents lease impairment costs. As of February 2, 2005, this space has been subleased under terms similar to the original lease, and as such the lease impairment costs associated with the disposal were written down by $32,000 for a total of $180,000.

3. ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 30, 2006, SWS had U.S. Treasury securities with a market value of approximately $137,395,000, reverse repurchase agreements of approximately $25,000,000 and related cash and accrued interest of approximately $182,633,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $25,332,000. SWS had no positions in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 30, 2006.

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

4. MARKETABLE EQUITY SECURITIES

SWS Group owns shares of common stock, Westwood and USHS, that are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at June 30, 2006 and June 24, 2005 (dollars in thousands):

	Shares Held	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 30, 2006
USHS	357,154	$1,576	$1,856	—	$3,432
Westwood Holding Group	8,556	143	18	—	161

Marketable equity securities		$1,719	$1,874	—	$3,593

June 24, 2005
USHS	457,154	2,018	190	—	2,208
Westwood Holding Group	8,954	150	14	—	164

Marketable equity securities		$2,168	$204	—	$2,372

At June 30, 2006, SWS held shares of stock of Westwood within the deferred compensation plan. The reduction in shares results from distributions from the deferred compensation plan.

In June 2006, SWS sold 100,000 shares of USHS stock for $9.80 per share. SWS realized a gain on the transaction of $539,000.

5. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 30, 2006 and June 24, 2005, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2006	2005
Receivable:
Securities failed to deliver	$33,123	$21,459
Securities borrowed	2,728,679	2,768,922
Correspondent broker/dealers	34,601	39,940
Clearing organizations	9,730	8,196
Other	15,379	16,779

	$2,821,512	$2,855,296

Payable:
Securities failed to receive	$43,723	$42,916
Securities loaned	2,701,368	2,688,266
Correspondent broker/dealers	18,464	14,064
Other	12,009	9,830

	$2,775,564	$2,755,076

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

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At June 30, 2006, SWS had collateral of $2,728,266,000 under securities lending agreements, of which SWS had repledged $2,653,504,000. SWS had received collateral of $2,768,921,000 under securities lending agreements, of which SWS had repledged $2,655,647,000 at June 24, 2005.

6. RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 of the 1934 Act, principally officers, directors and related accounts), which aggregated approximately $491,000 and $2,204,000, respectively, at June 30, 2006 and $1,347,000 and $2,130,000, respectively, at June 24, 2005. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $543,092,000 and $537,283,000 at June 30, 2006 and June 24, 2005, respectively. During fiscal year 2006, the interest rates paid on these balances ranged from 2.1% to 3.9%. The weighted average interest rate paid was 3.10% in fiscal 2006 and 1.16% in fiscal 2005.

SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations and are included in Other Expense in the Consolidated Statement of Income and Comprehensive Income. At June 30, 2006 and June 24, 2005, all unsecured customer receivables had been provided for in this allowance.

7. LOANS HELD FOR SALE

Loans held for sale are carried at the lower of aggregate cost or market value. Loans held for sale consisted of first mortgage loans and home improvement loans which had been purchased but had not yet been sold in the secondary market.

8. LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

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

Loans receivable at June 30, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
First mortgage loans (principally conventional):
Real estate	$379,895	$308,517
Construction	200,523	135,444

	580,418	443,961

Consumer and other loans:
Commercial	55,634	51,312
Other	6,753	109,125

	62,387	160,437

Factored receivables	8,445	7,803

	651,250	612,201
Unearned income	(3,662)	(12,894)
Allowance for probable loan losses	(5,047)	(7,450)

	$642,541	$591,857

Impairment of loans with a recorded investment of approximately $682,000 and $194,000 at June 30, 2006 and 2005, respectively, has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. The average recorded investment in impaired loans was approximately $735,000 during fiscal 2006 and $450,000 during fiscal 2005. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $66,000 and $10,000 at June 30, 2006 and 2005, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in 2006 and 2005.

An analysis of the allowance for probable loan losses for the years ended June 30, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$7,450	$4,643	$4,421
Discontinued operations:
Provision for loan losses	5,877	5,563	3,142
Loans charged to the allowance, net	(5,781)	(2,939)	(2,863)
Sale of FSB Financial	(3,731)	—	—

	(3,635)	2,624	279

Continuing operations:
Provision for loan losses	1,624	836	298
Loans charged to the allowance, net	(392)	(653)	(355)

	1,232	183	(57)

Balance at end of year	$5,047	$7,450	$4,643

9. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 30, 2006 and June 24, 2005, which are carried at market value, include the following (in thousands):

	2006	2005
Securities owned:
Corporate equity securities	$14,676	$7,259
Municipal obligations	30,971	32,894
U.S. Government and Government agency obligations	46,168	30,079
Corporate obligations	54,076	88,877
Other	13,113	7,845

	$159,004	$166,954
Securities sold, not yet purchased:
Corporate equity securities	$1,715	$3,121
Municipal obligations	57	277
U.S. Government and Government agency obligations	76,132	43,933
Corporate obligations	18,220	58,451
Other	785	381

	$96,909	$106,163

Certain of the above securities have been pledged to secure short-term borrowings (Note 13) and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $5,044,000 and $4,669,000 at June 30, 2006 and June 24, 2005, respectively. Additionally, at June 30, 2006 and June 24, 2005, SWS had pledged firm securities valued at $2,025,000 and $130,000, respectively, in conjunction with securities lending activities.

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

SWS also had an investment in Archipelago recorded at its cost of zero. During the second quarter of fiscal 2004, SWS tendered half of its stake in Archipelago, or 303,456 shares of Archipelago common stock, for cash. SWS recognized a gain of $903,000 (after-tax gain of $587,000). After the tender, SWS owned 303,456 shares of Archipelago. In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock. SWS sold 23,714 shares at $10.695 in the offering, yielding a gain of $254,000. On May 24, 2005, SWS sold 20,000 shares at an average price of $32.97 for a gain of $659,000. After giving effect to these transactions, SWS owned 23,721 shares of Archipelago stock prior to the merger of the NYSE and Archipelago. At June 24, 2005, the market value of our Archipelago stock was $948,000. Upon the merger, each outstanding share of Archipelago common stock was converted into one share of NYX stock.

Also, in lieu of a seat, on January 4, 2006, Southwest Securities secured the right to a trading license at the inaugural NYSE license auction for $49,290. This license allows Southwest Securities continued physical and electronic access to the NYSE trading facilities following the close of the merger.

The 80,177 NYX shares received from the merger are restricted shares. These restrictions prohibit any “direct or indirect assignment, sale, exchange, transfer, tender or other disposition of NYX stock.” The restrictions on the shares lapse based on a three year vesting schedule with restrictions lapsing on one-third of the restricted shares annually. There are no restrictions on the 23,721 shares from our investment in Archipelago upon conversion to NYX stock.

The 80,177 NYX shares have been discounted at an overall rate of 18.6% of the market price of NYX stock at June 30, 2006. The discount rate was determined based on the length of time of the restrictions, expected rate of return for this type of investment and the relative amount of restricted NYX stock versus fully tradable stock.

The initial valuation of the restricted shares resulted in a gain of $5,100,000 recorded in net gains from principal transactions on the Consolidated Statements of Income and Comprehensive Income. As of June 30, 2006, our total investment, 103,898 of NYX shares, was valued at $6,044,000.

10. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At June 30, 2006, SWS held reverse repurchase agreements totaling $63,636,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $63,266,000. At June 24, 2005, SWS held reverse repurchase agreements totaling $28,890,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $28,885,000.

11. INVESTMENTS

Comprehensive Software Systems, Inc. (“CSS”). In 1993, SWS became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system. By fiscal 2002, SWS held a 25.08% ownership interest in CSS, and implemented the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

SWS is the only company to fully implement the CSS system. SWS completed its installation of the system in September 2002. In June 2002, SWS determined that the investment in CSS and its related goodwill were fully impaired based on an analysis of the projected cash flow from the investment.

To facilitate the continued enhancement of the CSS system, SWS entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000 under a note bearing interest at 6% per annum. This note was ultimately forgiven in January 2005. In December 2003, SWS agreed to an additional equity investment of $2,900,000, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in equal quarterly installments (two purchases were made in fiscal years 2004 and 2005 totaling approximately $1,443,000) and ultimately resulted in increasing SWS’ position in CSS to 30.22%. These investments were made to insure the continued operation of CSS while needed enhancements to the system were built.

SWS did not participate in CSS’ equity offering in January 2005. SWS has developed many of the functions needed to run the CSS system in-house and is no longer dependent on CSS for enhancements. Subsequent to the equity offering in January 2005, SWS owned 13.7% of CSS. SWS has not made any additional investments in CSS since January 2005.

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers has successfully converted to the CSS system by December 31, 2006. If the conversion is not successful, SWS is not obligated to pay the maintenance fee. However, if the conversion is successful, SWS is also obligated to make a second payment of $1,700,000 in calendar 2007 provided certain other conditions are met. Based on information currently available to SWS, SWS believes it is not probable that the conversion will be complete by December 31, 2006.

SWS’ share of the undistributed losses of CSS for the fiscal years 2006 and 2005 were $815,000 and $2,276,000, respectively, which SWS did not recognize as there is no recorded equity investment in CSS. From inception of the investment to date, SWS has recognized $6,386,000 of its pro-rata percentage of CSS’ losses of $8,547,000.

Summarized financial information as of June 30, 2006, 2005 and 2004 of CSS is as follows (in thousands):

	2006	2005	2004
Total assets	$4,313	$7,719	$7,235

Total liabilities	$5,639	$4,273	$11,360

Shareholders’ equity	$(1,326)	$3,446	$(4,125)

Total revenues	$5,132	$4,973	$4,789

Net loss	$(5,945)	$(9,057)	$(12,789)

Other Equity Investments. SWS has two other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of June 30, 2006, SWS had contributed $4,000,000 of this commitment. During fiscal 2006, SWS recorded income of $1,802,000 related to this investment. In December 2005, SWS received a cash distribution of $1,547,000. During fiscal 2005, SWS recorded income of $1,197,000 related to this investment.

SWS’ remaining equity investment sold its assets to a third party in December 2005, with SWS receiving a distribution of $83,000 for its portion of the sale proceeds. SWS recorded total losses of $106,600 and $5,000 for the years ended June 30, 2006 and June 24, 2005, respectively.

Variable Interest Entity. SWS consolidates investments which meet the definition of a “Variable Interest Entity” as defined in Financial Interpretation (“FIN”) No. 46R.

In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. The Bank has established a $2,400,000 line of credit with this limited partnership. If drawn this line bears a rate of prime plus 1%. At June 30, 2006 and 2005, $1,606,000 and $1,456,000, respectively, was outstanding on this line of credit. The line allows the limited partnership to purchase the land to be used in the development and was amended in the March 2006 quarter to be payable on September 10, 2007. This entity is consolidated at the Bank level through FSB Development. As of June 30, 2006 and 2005, the Bank consolidated $2,124,000 and $1,933,000 in assets for this investment, respectively. For the years ended June 30, 2006 and 2005, the Bank consolidated $121,000 and $31,000 in net losses, respectively, for this investment.

FSB Development had a limited partnership interest of $1,000,000 in a land development limited partnership that was sold in February 2005 for $1,125,000, resulting in a gain of $223,000. The Bank loaned this limited partnership $3,000,000 with an interest rate of prime plus 1% payable on December 17, 2005 to allow the limited partnership to purchase the land and finance the second phase of the development. This loan was paid off on August 4, 2005. The Bank recorded $94,000 in net losses for the nine months ended March 24, 2005.

12. IMPAIRMENT OF LONG-LIVED ASSETS

SWS recorded leasehold impairment charges of $213,000 in fiscal 2005 representing write-offs of leasehold improvements at the May Financial office in Brighton, Michigan. See Note 2.

No impairment charges were recorded in fiscal 2004 or 2006.

13. SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At June 30, 2006, the amount outstanding under these secured arrangements was $30,500,000, which was collateralized by securities held for firm accounts valued at $68,089,000. At June 24, 2005, the amount outstanding under these secured arrangements was $63,400,000, which was collateralized by securities held for firm accounts valued at $88,488,000.

SWS has unsecured letters of credit, aggregating $2,250,000 at both June 30, 2006 and June 24, 2005, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At June 30, 2006 and June 24, 2005, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker, a subsidiary of SWS that was dissolved in July 2004, in the amount of $714,000 and $857,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. At June 30, 2006 and June 24, 2005, the total amount available for borrowings was $17,036,000 and $16,893,000, respectively. There were no amounts outstanding on this line other than $2,964,000 under unsecured letters of credit at June 30, 2006. At June 24, 2005, $5,000,000 was outstanding on this line and $3,107,000 under unsecured letters of credit.

SWS has an irrevocable letter of credit agreement aggregating $50,000,000 and $49,000,000 at June 30, 2006 and June 24, 2005, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $81,303,000 and $66,974,000 at June 30, 2006 and June 24, 2005, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At June 30, 2006, approximately $479,956,000 of client securities under customer margin loans are available to be pledged, of which SWS has pledged $47,049,000 under securities loan agreements. At June 24, 2005, approximately $469,399,000 of client securities under customer margin loans was available to be repledged, of which SWS had pledged $32,156,000 under securities loan agreements.

14. DEPOSITS

Bank deposits at June 30, 2006 and 2005 are summarized as follows (dollars in thousands):

	2006		2005
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$46,942	6.7%	$34,541	5.9%
Interest bearing demand accounts	79,198	11.2	48,524	8.2
Savings accounts	468,767	66.4	359,520	61.1
Limited access money market accounts	26,092	3.7	19,172	3.3
Certificates of deposit, less than $100,000	59,304	8.4	67,704	11.5
Certificates of deposit, $100,000 and greater	25,591	3.6	58,554	10.0

	$705,894	100.0%	$588,015	100.0%

The weighted average interest rate on deposits was approximately 4.45% and 2.92% at June 30, 2006 and 2005, respectively.

At June 30, 2006, scheduled maturities of certificates of deposit were as follows (in thousands):

	2007	2008	2009	2010	Thereafter	Total
Certificates of deposit, less than $100,000	$44,941	$6,794	$2,394	$3,699	$1,476	$59,304
Certificates of deposit, $100,000 and greater	18,949	1,853	1,128	3,061	600	25,591

	$63,890	$8,647	$3,522	$6,760	$2,076	$84,895

15. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at June 30, 2006 were $7,719,000. At June 24, 2005, SWS had repurchase agreements totaling $8,061,000.

16. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2006 and 2005, advances from the FHLB were due as follows (in thousands):

	2006	2005
Maturity:
Due within one year	$9,753	$58,731
Due within two years	—	12,487
Due within five years	12,544	6,556
Due within seven years	4,421	3,787
Due within ten years	6,657	4,746
Due within twenty years	13,719	7,232

	$47,094	$93,539

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8% are collateralized by approximately $192,000,000 of collateral value (as defined) in qualifying first mortgage loans at June 30, 2006 (calculated at March 31, 2006). At June 30, 2005 (calculated at March 31, 2005), advances with interest rates from 2% to 8% were collateralized by approximately $170,000,000 of collateral value in qualifying first mortgages.

17. INCOME TAXES

Income tax expense for the years ended June 30, 2006, June 24, 2005 and June 25, 2004 (effective rate of 34.9% in 2006, 35.1% in 2005 and 103% in 2004) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in 2006, 2005 and 2004) to income from continuing operations before income tax expense and is comprised of the following (in thousands):

	2006	2005	2004
Income tax expense at the statutory rate	$15,407	$15,144	$1,397
Tax exempt interest	(114)	(299)	(416)
State income taxes, net of federal tax benefit	76	233	73
Non-deductible meals and entertainment	243	207	295
Minority interest in consolidated subsidiaries	—	—	(25)
Reserve for tax impact of non-deductible civil money penalty (*)	—	—	2,800
Other, net	(228)	(99)	(14)

	$15,384	$15,186	$4,110

(*)	The Reserve for tax impact of non-deductible civil money penalty consists of the $8 million civil money penalty, at 35% or $2,800, discussed in Management Discussion and Analysis-Events and Transactions-SEC/NYSE Mutual Fund Inquiry $8 million of the total $10 million fine is a permanently excluded item for income tax purposes.

Income taxes as set forth in the Consolidated Statements of Income and Comprehensive Income consisted of the following components (in thousands):

	2006	2005	2004
Current
Federal	$15,921	$17,787	$1,246
State	790	359	112

	16,711	18,146	1,358
Deferred
Federal	$(889)	$(2,960)	$2,752
State	(438)	—	—

	(1,327)	(2,960)	2,752

Total income tax expense	$15,384	$15,186	$4,110

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 30, 2006 and June 24, 2005 are presented below (in thousands):

	2006	2005
Deferred tax assets:
Employee compensation plans	$3,086	$4,960
Bad debt reserves	2,098	2,480
Deferred rent	1,755	848
Fixed assets	2,840	2,985
Gain on sale of loans deferred for book	576	547
Undistributed loss, amortization and impairment of CSS investment and related goodwill	4,033	4,033
Allowance for probable loan losses	2,265	1,678
Investment in LLCs	2,420	539
Other	785	1,095

Total gross deferred tax assets	19,858	19,165

Deferred tax liabilities:
Marketable equity securities	(650)	(66)
Other	(923)	(892)

Total gross deferred tax liabilities	(1,573)	(958)

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$18,285	$18,207

As a result of SWS’ history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that SWS will realize the benefit of the deferred tax assets.

18. BANK BORROWINGS

In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured line of credit for the purchase of federal funds. The line bears interest at a rate equal to the federal funds rate plus 0.25%. In the third quarter ended March 31, 2006, the agreement was amended to increase the available credit to $30,000,000. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At June 30, 2006 and 2005, there were no amounts outstanding on this line of credit.

On June 8, 2005, FSB Financial obtained a secured line of credit from an unaffiliated bank in the amount of $75,000,000. Pursuant to the sale of FSB Financial in March 2006, this line was terminated and paid in full incurring an early termination fee of $333,000, which is included in discontinued operations on the Consolidated Statements of Income and Comprehensive Income for fiscal year 2006. At June 30, 2005, $35,300,000 was outstanding on this line of credit. The note related to this line of credit was to mature on June 7, 2008. Interest was paid on a monthly basis at a rate of 30-day LIBOR plus a variable rate that was determined by the status of certain financial ratios at the time of the advance. At June 30, 2005 the interest rate was 5.38%. This line of credit contained certain restrictive covenants that, among other things, limited the ability of FSB Financial to incur indebtedness, engage in transactions with affiliates, create liens, engage in mergers and consolidations, or sell collateral. The line of credit also required FSB Financial and the Bank to maintain certain financial ratios. FSB Financial and the Bank were in compliance with all covenants and provisions of the agreement at the date of termination.

The $75,000,000 line of credit noted above replaced a line of credit obtained on February 3, 2004 from another bank. The $10 million initial amount of this first line of credit had been increased to $15 million in December 2004 and was to have matured on February 1, 2006. Interest was paid monthly at a rate of prime plus 0.75%. In June 2005, the $10 million outstanding on this first line of credit was paid off.

FSB Financial also had a line of credit with its parent Bank. The line was terminated and paid in full pursuant to the sale of FSB Financial in March 2006. At June 30, 2005, the total credit line was $46,000,000 of which FSB Financial had drawn $37,250,000. Participations by third parties totaled $11,850,000 at June 30, 2005. As of June 8, 2005, the loan bore interest at 30-day LIBOR plus 2.25% and was to mature March 27, 2006. From January 1, 2005 to June 7, 2005, the loan bore interest at prime plus 0.75%. Prior to January 1, 2005, the loan bore interest at prime plus 1.5%. SWS Group guaranteed $10,000,000 of this credit line to the Bank. The portion of the credit line from the Bank to FSB Financial is eliminated in consolidation.

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

See discussion of the sale of FSB Financial at Note 1(t).

19. EXCHANGEABLE SUBORDINATED NOTES

Issuance and Repurchase. On June 16, 1999, SWS issued $50 million Notes consisting of 882,028 DARTSSM. In July 1999, SWS issued an additional $7.5 million of the Notes (132,304 DARTSSM) as the underwriters exercised their over-allotment option. The embedded equity option in these Notes was designated as a hedge of 1,014,332 shares of Knight common stock. At maturity, these Notes were exchangeable into shares of Knight common stock or cash at the discretion of SWS. The number of Knight common stock shares to be delivered at maturity was equal to:

1)	0.8333 shares of Knight common stock for each DARTSSM if the price of Knight common stock at maturity was greater than or equal to $68.03;

2)	if the maturity price was less than $68.03 but greater than $56.6875, a fractional share of Knight common stock equal to $56.6875 divided by the price at the maturity date; or

3)	one share of Knight common stock if the maturity price was below $56.6875.

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

At June 24, 2005, 373,550 DARTSSM with a face value of $21.2 million remained outstanding. The 5% interest payments paid quarterly in arrears on March 31, June 30, September 30, and December 31, commenced September 30, 1999. Interest expense was approximately $15,000 in fiscal 2005 and $1.1 million in fiscal 2004 on the DARTSSM.

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

SFAS No. 133. SFAS No. 133 was applicable to the Notes. SFAS No. 133 also requires fair value recognition of the Notes’ embedded derivative by adjusting the Notes’ liability account on the consolidated statements of financial condition. The following table reflects the activity in the Notes’ liability account for the fiscal years ended June 24, 2005 (in thousands):

2005
Balance at beginning of fiscal year	$3,769
Change in value of embedded derivative	(26)
Maturity of the DARTSSM	(3,743)

Balance at end of fiscal year	$—

The 373,550 DARTSSM outstanding at June 25, 2004 were hedging the 373,550 shares of Knight stock. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For fiscal 2005 and 2004, the change in the time value of the embedded equity option in the DARTSSM was immaterial to the consolidated financial statements.

In fiscal 2004, SWS reclassified gains of $867,000, net of tax of $467,000, from other comprehensive income to earnings to record the change in value of the hedged Knight shares.

20. REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At June 30, 2006, Southwest Securities had net capital of $130,155,000, or approximately 27% of aggregate debit balances, which is $120,373,000 in excess of its minimum net capital requirement of $9,782,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 30, 2006, Southwest Securities had net capital of $105,699,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At June 30, 2006, the net capital and excess net capital of SWS Financial was $1,055,000 and $805,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2006 and 2005, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006:
Total capital (to risk weighted assets)	$75,574	10.6%	$56,831	8.0%	$71,039	10.0%
Tier I capital (to risk weighted assets)	70,526	9.9	28,416	4.0	42,624	6.0
Tier I capital (to adjusted total assets)	70,526	8.5	33,114	4.0	41,393	5.0

June 30, 2005:
Total capital (to risk weighted assets)	$69,874	10.6%	$52,817	8.0%	$66,021	10.0%
Tier I capital (to risk weighted assets)	62,425	9.5	26,409	4.0	39,613	6.0
Tier I capital (to adjusted total assets)	62,425	7.8	32,198	4.0	40,247	5.0

Capital Distributions. An application to the Office of Thrift Supervision (“OTS”) is required for capital distribution if the institution is not eligible for expedited treatment under 12 CFR 516.5, or the total amount of the institution’s capital distributions for the applicable calendar year exceeds the institution’s net income for that year to date plus retained net income for the preceding two years, or the institution would not be at least adequately capitalized, as set forth in 12 CFR 565.4 (b) (2) following the distribution, or the proposed distribution would violate a prohibition contained in any applicable statue, regulation, or agreement with the OTS, or violate a condition imposed on the institution in an OTS-approved application or notice.

Notice to the OTS is required if the institution would not be well capitalized, as set forth under 12 CFR 565.4 (b) (1) following the distribution, or the proposed capital distribution would reduce the amount of or retire any part of your common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under 12 CFR 567, or the institution is a subsidiary of a savings and loan holding company.

If the institution does not meet any of these criteria the OTS requires no application or notice.

Having not met any of the other criteria the bank as a subsidiary of a savings and loan holding company provided the OTS notice for capital distributions of $18,500 and $2,000 made respectively during fiscal 2006 and fiscal 2005.

21. EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan. SWS has a defined contribution profit sharing/401(k) plan covering substantially all employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at SWS’ discretion. There was a profit sharing contribution of $679,000 in fiscal 2006 and no contributions in fiscals 2005 or 2004. Under the 401(k) portion of the plan, SWS provides a match of up to 4% of eligible compensation. SWS’ matching contributions vest immediately and the expense totaled approximately $2,391,000, $2,314,000 and $2,324,000 in fiscal 2006, 2005 and 2004, respectively.

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

The assets of the 2005 Plan include investments in SWS Group, Westwood, and company owned life insurance (“COLI”). Investments in SWS Group stock continue to be carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statement of financial condition. Investments in Westwood stock continue to be carried at market value and recorded as marketable equity securities available for sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in Other Assets in the Consolidated Statements of Financial Condition. As of December 31, 2004, all investments in the 1999 Plan were liquidated, except for the investments in SWS Group and Westwood stock. Proceeds from the liquidation were invested in COLI.

For the fiscal year ended June 30, 2006 and June 24, 2005, approximately $7,020,000 and $7,128,000 was invested in the 2005 Plan, respectively. The fair value of SWS’ common stock at June 30, 2006 and June 24, 2005 was $1,699,000 and $1,380,000, respectively. The fair value of Westwood stock at June 30, 2006 and June 24, 2005 was $161,000 and $164,000, respectively. The cash surrender value of COLI at June 30, 2006 and June 24, 2005 was $6,094,000 and $5,583,000, respectively. Funds totaling $1,209,000 were invested in 70,427 shares of SWS’ common stock, with the remainder invested in Westwood stock and COLI as of June 30, 2006. Funds totaling $1,432,000 were invested in 83,396 share of SWS’ common stock, with the remainder invested in Westwood stock and COLI as of June 24, 2005. Approximately $1,300,000 and $1,259,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the 2005 Plan in fiscal year 2006 and 2005, respectively. The trustee of the 2005 Plan is Wilmington Trust Company.

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

The trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. The plan purchased 15,351 shares during the year ended June 24, 2005 at a cost of $247,000, or $16.10 per share. No shares were purchased in fiscal 2006. During the years ended June 30, 2006 and June 24, 2005, 12,969 and 18,213 shares were sold or distributed pursuant to the plan.

Stock Option Plan. At June 30, 2006, SWS had two stock option plans, SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserves shares of SWS Group’s common stock for issuance to eligible officers, directors and employees of SWS Group or its subsidiaries, as well as to non-employee members of the Board of Directors. The 1996 Plan expired on February 1, 2006. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after the grant and have a five-year term.

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

As of June 25, 2005, SWS began accounting for the plans under the recognition and measurement principles of the SFAS No. 123R, “Share-Based Payment.” For all periods prior to June 25, 2005, SWS accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 1(n).

A summary of the status of SWS’ outstanding stock options as of June 30, 2006, June 24, 2005 and June 25, 2004 is presented below:

	2006		2005		2004
	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	1,349,018	$18.68	1,607,497	$18.32	1,812,531	$18.22
Granted	—	—	2,500	13.41	8,000	17.43
Exercised	(305,834)	15.83	(159,796)	14.27	(109,446)	13.81
Forfeited	(44,818)	22.53	(101,183)	19.75	(103,588)	21.19

Outstanding, end of period	998,366	$19.39	1,349,018	$18.68	1,607,497	$18.32

Exercisable, end of period	998,366		1,349,018		1,093,520
Weighted-average fair value of options granted during fiscal year	$—		$5.96		$4.35

The following table summarizes information for the stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted -Average Remaining Contractual Life	Weighted -Average Exercise Price	Number Exercisable	Weighted -Average Exercise Price
$10.08 - $13.44	279,875	5.14	$13.14	279,875	$13.14
$13.45 - $16.80	214,974	4.29	$15.17	214,974	$15.17
$16.81 - $20.16	2,445	6.98	$19.99	2,445	$19.99
$20.17 - $ 23.52	264,654	4.15	$23.39	264,654	$23.39
$23.53 - $ 26.88	228,985	3.15	$26.05	228,985	$26.05
$26.89 - $ 30.25	7,433	3.82	$28.32	7,433	$28.32

	998,366	4.23	$19.39	998,366	$19.39

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

On November 12, 2003, the Board of Directors approved grants to various officers and employees totaling 44,729 shares under the Restricted Stock Plan at a price of $20.33. On August 18, 2004, a second grant was approved totaling 65,950 shares at a price of $13.85. On August 25, 2005, the Board of Directors approved grants to various officers and employees totaling 72,199 shares with a fair market value of $16.65 per share. On November 28, 2005, a grant was approved totaling 50,000 shares with a fair market value of $20.89 per share. As a result of these grants, SWS recorded deferred compensation in Additional Paid in Capital of approximately $3,897,000. For the years ended June 30, 2006 and June 24, 2005, SWS has recognized compensation expense of approximately $1,045,000 and $546,000, respectively.

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

On January 20, 2006, in conjunction with the sale of the Institutional Sales business, the Board of Directors approved the immediate vesting of the 3,893 unvested restricted shares held by the employees affected by the sale. The fair value of the vested shares was $84,000. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. As a result, 1,318 shares were repurchased with a market value of $29,000 or $21.65 per share.

At June 30, 2006, the total number of shares outstanding under the Restricted Stock Plan was 165,882 and the total number of securities available for future grants was 279,523.

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

22. EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations, is as follows (in thousands, except share and per share amounts):

	2006	2005	2004
Income from continuing operations	$28,637	$28,082	$(190)
Income from discontinued operations	12,696	3,250	3,035
Cumulative effect of a change in accounting principles	75	—	—

Net income	$41,408	$31,332	$2,845

Weighted average shares outstanding – basic	17,441,035	17,212,587	17,102,149
Effect of dilutive securities:
Assumed exercise of stock options	150,576	96,762	148,278
Restricted stock	145,868	87,997	27,608

Weighted average shares outstanding – diluted	17,737,479	17,397,346	17,278,035

Earnings per share – basic
Income from continuing operations	$1.64	$1.63	$(0.01)
Income from discontinued operations	0.73	0.19	0.18
Cumulative effect of a change in accounting principles	—	—	—

Net income	$2.37	$1.82	$0.17

	2006	2005	2004
Earnings per share – diluted
Income from continuing operations	$1.61	$1.61	$(0.01)
Income from discontinued operations	0.72	0.19	0.17
Cumulative effect of a change in accounting principle	—	—	—

Net income	$2.33	$1.80	$0.16

At June 30, 2006 and June 24, 2005, there were approximately 998,000 and 1.3 million options, respectively, outstanding under SWS’ stock option plans, see Note 21. As of June 30, 2006 and June 24, 2005 approximately 4,600 and 198,000, respectively, outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted.

23. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Litigation. In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims, other than as described below, will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

Leases. SWS leases its offices under non-cancelable operating lease agreements. During fiscal years 2006, 2005 and 2004, SWS entered into various non-cancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for facilities and equipment leases for fiscal years 2006, 2005 and 2004 aggregated approximately $8,814,000, $9,140,000 and $10,669,000, respectively.

The future rental payments for the non-cancelable operating and capital leases at June 30, 2006 are included in the table below (in thousands). Of the $49,785,000 in lease commitments, approximately $3,561,000 has been reserved for as impaired. The minimum lease payments shown below have been reduced by $2,359,000 of minimum sublease rentals to be received in the future under non-cancelable subleases.

Operating
Year ending:
2007	$7,085
2008	6,107
2009	4,721
2010	3,792
2011	3,083
Thereafter	24,997

Total minimum lease payments	$49,785

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

Venture Capital Fund. SWS has committed $5,000,000 to invest in a limited partnership venture capital fund. As of June 30, 2006, SWS had contributed $4,000,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at June 30, 2006 were $242,880,000. All open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material effect on the consolidated financial statements.

Guarantees. The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $1,045,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

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

Clients and correspondents of SWS have the option to invest in an interest bearing checking account called Bank Insured Funds at the Bank. These funds are FDIC insured up to $100,000. At June 30, 2006, clients of Southwest Securities had invested $536,777,000 in these funds.

One of our directors has a revolving line of credit in the amount of $100,000 from the Bank. As of June 30, 2006, no amounts were outstanding on this line of credit. The line of credit bears interest at the rate of 8.25% and the Bank recognized $2,900 in interest income during the fiscal year ended June 30, 2006. In addition to the above, a $416,000 loan was made to a general partnership of which one of our directors is a partner. The loan bears interest at the rate of 8.25% and the Bank recognized interest income of $32,500 during the fiscal year ended June 30, 2006.

25. FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

Brokerage. In the normal course of business, the broker/dealer subsidiaries engage in activities involving the execution, settlement and financing of various securities transactions. These activities may expose SWS to off-statement of financial condition credit and market risks in the event the customer or counterparty is unable to fulfill its contractual obligation. Such risks may be increased by volatile trading markets.

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

Banking. The Bank is a party to financial instruments with off-statement of financial condition risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-statement of financial condition instruments.

At June 30, 2006, the approximate amounts of these financial instruments were as follows (in thousands):

Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to fund loans	$245,664
Available credit	32,194
Standby letters of credit	1,045

$278,903

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn on, the total commitments do not necessarily represent future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank has not incurred any significant losses on its commitments in the year ended June 30, 2006. Further, management believes the Bank will not incur material losses as a result of the commitments existing at June 30, 2006.

26. SEGMENT REPORTING

Because of changes in the management structure of the Company including:

•	the termination of the LOGIC contract;

•	the focus on the distribution arm of our business;

•	the sale of the research and institutional equity business; and

•	other changes in management responsibility,

SWS has re-evaluated its segment reporting. SWS used the guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires SWS to separate financial information into segments based on how management makes decisions regarding how “resources are allocated” and in “assessing performance.”

Based on the evaluation, SWS operates four business segments: 1) Clearing; 2) Retail Brokerage; 3) Institutional Brokerage and 4) Banking. Such segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how SWS manages its resources and assesses its performance. SWS evaluates the performance of its segments based primarily on income before income taxes and discontinued operations. Our business segment information is prepared using the following methodologies:

•	The financial results for each segment are determined using the same policies as those described in Note 1, “Significant Accounting Policies;”

•	Segment financial information includes the allocation of interest based on each segment’s earned interest spreads;

•	Information system and operation expenses are allocated based on each segments trading volumes;

•	Trading expenses are allocated to the segments based on production levels;

•	Money market fee revenue is allocated based on each segment’s earned fees; and

•	Clearing charges are allocated based on clearing levels from each segment.

Intersegment balances are eliminated between segments upon consolidation and have been applied to the appropriate segment. Also, SWS reports net interest revenue (expense) by segment as management relies primarily on net interest revenue in assessing a segment’s performance. Segment assets are not disclosed because they are not used for evaluating segment performance or in deciding how to allocate resources to the segments.

Clearing. The Clearing segment provides correspondent clearing and execution services to securities broker/dealers, including SWS Financial, and other financial institutions.

Retail Brokerage. The Retail Brokerage segment is comprised of SWS’ Private Client Group, SWS Financial, the Insurance subsidiaries and the Managed Advisors and Accounts department (“MAA”). SWS’ Private Client Group consists of twelve branches with these branches providing securities brokerage services including the sale of equities, mutual funds, fixed income products and insurance products to individual clients. SWS Financial contracts with independent representatives for the administration of their securities balances. The insurance subsidiaries facilitate the sale of insurance and annuities for customers of SWS and its correspondents. MAA coordinates the back office support for investment advisory products offered by SWS Financial, the Private Client Group and correspondent firms. These products are money managed or broker managed accounts. The money managed accounts incur only a management fee based on a percentage of assets under management. The broker managed accounts incur a management fee and an account management fee.

Institutional Brokerage. The Institutional Brokerage segment is made up of Stock loan, Public finance, Fixed Income, Trading and Corporate Finance. The Stock Loan Group engages in securities lending activities for SWS’ clients, client’s of SWS’ correspondents and correspondents themselves as well as for other broker/dealers and lending institutions. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date and lending securities to other broker/dealers for similar purposes.

The Public Finance Group provides professional financial advisory and underwriting services to public bodies. The group earns revenues by assisting public entities in meeting their financial need and advising them on the most advantageous means of raising capital.

The Fixed Income Group trades and underwrites fixed income securities. These securities include U.S. government and agency bonds, corporate bonds, municipal bonds and mortgage backed securities.

The Equity Trading Group focuses on providing best execution for equity and options orders for clients of our correspondents, as well as our own accounts. We also execute institutional portfolio trades, trade options and equities on a principal basis, make a limited number of markets in listed securities and extend margin loans.

The Corporate Finance Group provides professional financial advisory and underwriting services to corporate customers. The group specializes in merger and acquisition advisory services. The group’s financial advisory services include fairness opinions, corporate valuations and appraisals, expert testimony and shareholder rights plans.

Banking. The Banking segment is composed of the Bank and its wholly and majority owned subsidiaries. The Bank is a Federal Savings Bank offering full-service, traditional banking. FSB Financial purchased non-prime automobile loans; and FSB Development develops single-family residential lots. In March 2006, FSB Financial, an entity in the Banking segment, was sold and is presented as discontinued operations in the schedule below for all periods. See Note 1(t).

Other Consolidated Entities. The category “other consolidated entities” includes SWS Group, Capital Markets, which includes the financial results of SWS’ Institutional Sales & Research departments. Certain assets of this business were sold in January 2006 and as a result, the financial results of this department are included in the analysis for fiscal 2006 as of the above date, fiscal 2005 and 2004. Also included in the other category are Corporate Administration and SWS Capital. SWS Group is a holding company that owns various investments, including the investment in Knight through June 30, 2004 and USHS common stock.

The twelve-month period ending June 25, 2004 includes the balances of SWS Technologies. As SWS Technologies was dissolved in July 2004, the June 30, 2006 or June 24, 2005 balances do not include balances from this entity. The financial results of May Financial were included in the Other category through the second quarter of fiscal 2005 and for the entirety of fiscal 2004. May Financial was a registered broker/dealer that was acquired February 28, 2001 and effectively withdrew from the NASD on November 1, 2004 and dissolved on December 31, 2004.

As a result of the withdrawal from the NASD of Southwest Clearing on December 4, 2003 and the subsequent dissolution in July 2004, the financial results of Southwest Clearing are included in Other for fiscal 2004.

The following table presents the Company’s operations by the segments outlined above:

(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 30, 2006
Operating revenue	$24,033	$63,160	$67,203	$2,673	$13,883	$170,952
Net intersegment revenues	(990)	1,031	519	4,403	(4,963)	—
Net interest revenue	13,455	6,685	16,665	42,075	3,112	81,992
Net revenues	37,488	69,845	83,868	44,748	16,995	252,944
Operating expenses	21,026	60,238	61,396	24,477	41,786	208,923
Depreciation and amortization	95	589	523	785	3,345	5,337
Income (loss) from continuing operations before taxes	16,462	9,607	22,472	20,271	(24,791)	44,021
Income from discontinued operations	—	—	—	12,696	—	12,696

June 24, 2005

Operating revenue	$22,250	$56,825	$67,406	$3,156	$33,432	$183,069
Net intersegment revenues	(919)	928	277	3,602	(3,888)	—
Net interest revenue	13,866	5,759	14,163	30,682	2,153	66,623
Net revenues	36,116	62,584	81,569	33,838	35,585	249,692
Operating expenses	21,145	60,316	60,085	19,614	45,264	206,424
Depreciation and amortization	109	636	564	638	4,082	6,029
Income (loss) from continuing operations before taxes	14,971	2,268	21,484	14,224	(9,679)	43,268
Income from discontinued operations	—	—	—	3,250	—	3,250

June 25, 2004

Operating revenue	$27,337	$62,806	$67,608	$3,160	$23,607	$184,518
Net intersegment revenues	(932)	932	64	3,170	(3,234)	—
Net interest revenue	11,853	4,877	9,374	23,559	825	50,488
Net revenues	39,190	67,683	76,982	26,719	24,432	235,006
Operating expenses	24,985	70,647	57,835	14,744	62,803	231,014
Depreciation and amortization	113	592	602	554	4,346	6,207
Income (loss) from continuing operations before taxes	14,205	(2,964)	19,147	11,975	(38,371)	3,992
Income from discontinued operations	—	—	—	3,035	—	3,035

27. SUBSEQUENT EVENTS

On March 22, 2006, Southwest Securities entered into an agreement with TD Ameritrade Holding Corporation and the Advanced Clearing division of the company’s subsidiary, Ameritrade, Inc., (“Ameritrade”) to transfer Advanced Clearing’s 15 correspondent clients to Southwest Securities. This transaction closed in July 2006, with 12 correspondents agreeing to transfer to Southwest Securities’ clearing platform. The purchase price was based on the estimated value of the correspondents transferred to Southwest Securities’ clearing platform. One half of the purchase price, $2.4 million was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade will receive 100 percent of the remaining amount if the transferred correspondents meet agreed upon ticket volumes. If these volumes are not met, the second payment will be pro-rated by the ticket volumes incurred compared to the agreed upon ticket volume. The maximum purchase price is approximately $5.8 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SWS Group, Inc.

We have audited the accompanying consolidated statement of financial condition of SWS Group, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWS Group, Inc. as of June 30, 2006, and the results of their operations and their cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SWS Group, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our accompanying report dated September 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of SWS Group, Inc. and subsidiaries’ internal control over financial reporting.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule I – Condensed Financial Information of Registrant is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited the adjustments to the June 24, 2005 and June 25, 2004 financial statements related to the presentation of discontinued operations and segment disclosures as described in Notes 1(u) and 26, respectively. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the June 24, 2005, or June 25, 2004 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the June 24, 2005 and June 25, 2004 financial statements taken as a whole.

Grant Thornton LLP

Dallas, Texas

September 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

SWS Group, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that SWS Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of June 30, 2006, and the related statements of income, stockholders’ equity, and cash flows for the year then ended, and our report dated September 13, 2006 expressed an unqualified opinion on those financial statements.

Grant Thornton LLP

Dallas, Texas

September 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SWS Group, Inc.

In our opinion, the consolidated statement of financial condition as of June 24, 2005 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of two years in the period ended June 24, 2005 before the effects of the adjustments to retrospectively reflect the discontinued operation discussed in Note 1(t) and the change in the composition of reportable segments discussed in Note 26, present fairly, in all material respects, the financial position of SWS Group, Inc. and its subsidiaries at June 24, 2005, and the results of their operations and their cash flows for each of the two years in the period ended June 24, 2005, in conformity with accounting principles generally accepted in the United States of America (the 2005 and 2004 consolidated financial statements before the effects of the adjustments discussed in Notes 1(t) and 26 are not presented herein). In addition, in our opinion, the financial statement schedule of Condensed Financial Information of Registrant as of June 24, 2005 and for the each of the two years in the period ended June 24, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operation discussed in Note 1(t) and the change in the composition of reportable segments discussed in Note 26 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

PricewaterhouseCoopers LLP

Dallas, Texas

September 15, 2005

S-1

Schedule I - Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 30, 2006 and June 24, 2005

(In thousands)

	2006	2005
Assets
Investment in subsidiaries, at equity	$268,920	$278,577
Marketable equity securities	3,593	2,208
Deferred compensation asset	6,094	5,583
Deferred tax asset	8,195	9,352
Other assets	13,561	12,506

	$300,363	$308,226

Liabilities and Stockholders’ Equity
Payable to broker dealer	$—	$26,420
Other liabilities	10,891	16,036
Exchangeable subordinated notes	—	—
Stockholders’ equity	289,472	265,770

	$300,363	$308,226

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income, Comprehensive Income

and Stockholders’ Equity

Years Ended June 30, 2006, June 24, 2005 and June 25, 2004

(In thousands)

	2006	2005	2004
Revenue:
Net gains (losses) on principal transactions	$186	$18,629	$(271)
Interest revenue	199	491	100
Other revenue	3,012	1,568	(973)

	3,397	20,688	(1,144)

Expenses:
Interest expense	124	171	1,096
Other expense	5,459	6,906	6,508

	5,583	7,077	7,604

Income (loss) before income tax (benefit) expense and equity in earnings of subsidiaries	(2,186)	13,611	(8,748)
Income tax expense (benefit)	(1,226)	4,684	(3,062)

Income (loss) before equity in earnings of subsidiaries	(960)	8,927	(5,686)
Equity in earnings of subsidiaries	42,293	22,405	8,531

Income before extraordinary item	41,333	31,332	2,845
Cumulative effect of a change in accounting principle, net of tax of $40	75	—	—

Net income	41,408	31,332	2,845
Other comprehensive income (loss):
Net holding gains and losses arising during period, net of tax of $630 in 2006, $(480) in 2005 and $125 in 2004	1,087	(241)	1,027
Reclassification for hedging activities, net of tax of $9 in 2005 and $467 in 2004	—	17	(867)
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	—	(12,471)	—

Net income (loss) recognized in other comprehensive income (loss)	1,087	(12,695)	160

Comprehensive income	$42,495	$18,637	$3,005

(continued)

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income, Comprehensive Income

and Stockholders’ Equity

Years Ended June 30, 2006, June 24, 2005 and June 25, 2004

(In thousands)

(continued)	2006	2005	2004
Stockholders’ equity at beginning of year	$265,770	$250,782	$252,781
Payment of cash dividends on common stock – Registrant	(25,027)	(6,913)	(6,831)
Exercise of stock options	5,610	2,714	1,639
Restricted Stock Plan	727	494	188
Windfall tax benefit	30	—	—
Repurchase of treasury stock	(478)	—	—
Deferred compensation plan, net	345	56	—

Stockholders’ equity at end of year	$289,472	$265,770	$250,782

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 30, 2006, June 24, 2005 and June 25, 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$41,408	$31,332	$2,845
Cumulative effect of a change in accounting principle	(75)	—	—
Adjustments:
Depreciation and amortization	—	—	151
Deferred income tax (benefit) expense	(51)	(787)	(1,104)
Deferred compensation	1,904	1,265	701
Acceleration of stock option vesting	—	118	—
Reclassification from other comprehensive loss under SFAS No. 133	—	—	(221)
Equity in undistributed earnings of subsidiaries	9,657	(11,004)	(8,531)
Equity in undistributed loss on investments	(2,234)	91	5,234
Gain on delivery of Knight shares in settlement of DARTSSM obligation	—	(18,732)	—
Change in minority interest	50	(100)	—
Windfall tax benefits	(30)	—	—
Other	(857)	(3,798)	972

Net cash provided by (used in) provided by operating activities	49,772	(1,615)	47

Cash flows from investing activities:
Payments on notes and other accounts with subsidiaries	(26,420)	7,489	5,210
Net capital contributions to subsidiaries	—	—	2,500
(Increase) decrease in loans receivable, net of payments	—	(5,000)	1,439
Purchase of investments	—	(1,443)	(4,328)
Proceeds received on sale of investment	2,110	180	452

Net cash (used in) provided by investing activities	(24,310)	1,226	5,273

Cash flows from financing activities:
Proceeds from short-term borrowings	(5,000)	275,875	—
Payments of short-term borrowings	—	(270,875)	—
Payment of cash dividends on common stock	(25,202)	(6,948)	(6,831)
Windfall tax benefit	30	—	—
Net proceeds from exercise of stock options	4,843	2,280	1,511
Proceeds related to the Deferred Compensation Plan	345	304	208
Purchase of treasury stock	(478)	(247)	(208)

Net cash (used in) provided by financing activities	(25,462)	389	(5,320)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 30, 2006, June 24, 2005 and June 25, 2004 included elsewhere in this Annual Report on Form 10-K.