Form 10-Q
period 2006-09-29
SWS GROUP INC
filed 2006-11-07
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

As of November 2, 2006, there were 17,939,729 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 29, 2006 and June 30, 2006

(In thousands, except par values and share amounts)

(Unaudited)

	September	June
Assets
Cash	$90,400	$41,674
Assets segregated for regulatory purposes	373,187	345,028
Receivable from brokers, dealers and clearing organizations	3,117,072	2,821,512
Receivable from clients, net of allowances	328,929	373,245
Loans held for sale, net	110,750	124,874
Loans, net	695,103	642,541
Securities owned, at market value	206,283	159,004
Securities purchased under agreements to resell	53,753	63,636
Goodwill	7,552	7,552
Marketable equity securities available for sale	3,536	3,593
Other assets	78,007	75,192

	$5,064,572	$4,657,851

Liabilities and Stockholders’ Equity
Short-term borrowings	$40,400	$30,500
Payable to brokers, dealers and clearing organizations	2,993,633	2,775,564
Payable to clients	649,979	617,697
Deposits	782,580	705,894
Securities sold under agreements to repurchase	30,457	7,719
Securities sold, not yet purchased, at market value	127,128	96,909
Drafts payable	31,923	29,144
Advances from Federal Home Loan Bank	55,006	47,094
Other liabilities	54,626	57,217

	4,765,732	4,367,738

Minority interest in consolidated subsidiaries	628	641

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 18,307,483 and outstanding 17,799,879 shares at September 29, 2006; issued 18,283,074 and outstanding 17,727,927 shares at June 30, 2006	1,830	1,828
Additional paid-in capital	255,596	255,331
Retained earnings	45,894	37,968
Accumulated other comprehensive income – unrealized holding gain net of tax of $631 at September 29, 2006 and $650 at June 30, 2006	1,200	1,225
Deferred compensation, net	1,607	1,610
Treasury stock (507,604 shares at September 29, 2006 and 555,147 shares at June 30, 2006, at cost)	(7,915)	(8,490)

Total stockholders’ equity	298,212	289,472

	$5,064,572	$4,657,851

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three months ended September 29, 2006 and September 30, 2005

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended
	September 29, 2006	September 30, 2005
Revenues:
Net revenues from clearing operations	$3,071	$3,717
Commissions	18,939	21,070
Interest	69,905	52,092
Investment banking, advisory and administrative fees	10,375	9,176
Net gains on principal transactions	8,198	5,000
Other	5,658	5,716

Total revenue	116,146	96,771

Interest Expense	45,805	32,606

Net Revenues	70,341	64,165

Non-Interest Expenses:
Commissions and other employee compensation	40,844	37,823
Occupancy, equipment and computer service costs	5,340	5,637
Communications	2,186	2,402
Floor brokerage and clearing organization charges	1,170	1,295
Advertising and promotional	455	653
Other	5,626	6,000

Total Non-Interest Expenses	55,621	53,810

Income from continuing operations before income tax expense	14,720	10,355
Income tax expense	4,637	3,729

Income from continuing operations	10,083	6,626
Discontinued operations:
Income from discontinued operations	41	754
Income tax expense	(13)	(254)
Minority interest	(4)	(29)

Income from discontinued operations	24	471

Income before cumulative effect of change in accounting principles	10,107	7,097
Cumulative effect of change in accounting principles, net of tax of $40	—	75

Net income	10,107	7,172
Net income (loss) recognized in other comprehensive income	(25)	258

Comprehensive income	$10,082	$7,430

	Three Months Ended
	September 29, 2006	September 30, 2005
Earnings per share – basic
Income from continuing operations	$0.57	$0.38
Income from discontinued operations	—	0.03
Cumulative effect of change in accounting principles, net of tax	—	—

Net income	$0.57	$0.41

Weighted average shares outstanding – basic	17,652,500	17,328,934

Earnings per share - diluted
Income from continuing operations	$0.57	$0.38
Income from discontinued operations	—	0.03
Cumulative effect of change in accounting principles, net of tax	—	—

Net income	$0.57	$0.41

Weighted average shares outstanding – diluted	17,839,017	17,440,574

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 29, 2006 and September 30, 2005

(In thousands)

(Unaudited)

	For the Three Months Ended
	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$10,107	$7,172
Income from discontinued operations	(24)	(471)
Cumulative effect of a change in accounting principle	—	(75)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,146	1,417
Amortization of discounts on loans purchased	(291)	256
Provision for doubtful accounts	534	997
Deferred income tax (expense) benefit	(696)	1,082
Deferred compensation	506	525
Gain on sale of loans	(229)	(691)
(Gain) loss on sale of fixed assets	(5)	50
Loss (gain) on sale of real estate	4	(13)
Equity in losses on of unconsolidated ventures	601	11
Dividend received on investment in Federal Home Loan Bank stock	(38)	—
Net change in minority interest in consolidated subsidiaries	(19)	79
Cash flow from operating activities of discontinued operations	72	2,347
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	(28,159)	10,242
Net change in broker, dealer and clearing organization accounts	(77,491)	(35,974)
Net change in client accounts	76,358	26,103
Net change in loans held for sale	14,124	13,874
Increase in securities owned	(47,279)	(10,350)
Decrease (increase) in securities purchased under agreements to resell	9,883	(12,825)
(Increase) decrease in other assets	(336)	2,779
Increase in drafts payable	2,779	418
Increase in securities sold, not yet purchased	30,219	1,957
Decrease in other liabilities	(3,217)	(11,361)
Windfall tax benefits	(148)	(24)

Net cash used in operating activities	(11,599)	(2,475)

Cash flows from investing activities:
Purchase of fixed assets	(922)	(759)
Purchase of real estate	(169)	(12)
Proceeds from the sale of fixed assets	5	76
Proceeds from the sale of real estate	488	477
Loan originations and purchases	(188,752)	(160,748)
Loan repayments	136,416	116,234
Cash paid for purchase of correspondent clients of Ameritrade	(2,382)	—
Cash paid for purchase of O’Connor & Co. Securities, net of cash acquired	—	(86)
Cash paid on investments	—	(500)
Cash flow from investing activities of discontinued operations	—	12,757
Purchases of Federal Home Loan Bank stock	(7)	(63)

Net cash used in investing activities	(55,323)	(32,624)

Cash flows from financing activities:
Payments on short-term borrowings	(436,900)	(643,200)
Cash proceeds from short-term borrowings	446,800	657,000
Increase in deposits	76,686	41,988
Advances from the Federal Home Loan Bank	18,738	2,075,842
Payments on advances from Federal Home Loan Bank	(10,826)	(2,086,399)

	For the Three Months Ended
	September 29, 2006	September 30, 2005
Cash payments on notes payable – Bank	—	(1,712)
Payment of cash dividends on common stock – SWS Group	(1,966)	(1,749)
Windfall tax benefits	148	24
Cash proceeds on securities sold under agreements to repurchase	22,738	12,362
Net proceeds from exercise of stock options	357	127
Cash flow from financing activities of discontinued operations	—	(15,075)
Proceeds related to the Deferred Compensation Plan	105	101
Purchase of treasury stock	(232)	—

Net cash provided by financing activities	115,648	39,309

Net increase in cash	48,727	4,210
Cash at beginning of period	41,674	23,045

Cash at end of period	$90,400	$27,255

Supplemental schedule of non-cash investing and financing activities:
Ameritrade transaction	$528	$—

Granting of Restricted Stock	$879	$1,029

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest from continuing operations	$45,516	$33,132

Taxes	$2,900	$2,150

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 29, 2006 and September 30, 2005

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 29, 2006, and for the three-month periods ended September 29, 2006 and September 30, 2005, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 30, 2006 filed on Form 10-K. Amounts included for June 30, 2006 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”):

Brokerage Entities:
Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”
Banking Entities:
SWS Banc Holdings, Inc.	“SWS Banc”
Southwest Securities, FSB*	“Bank”
SWS A, LLC (90%)**	“SWS A”
SWS B, LTD (88.2%)**	“SWS B”
FSB Development, LLC	“FSB Development”

*	Effective January 1, 2006, the Bank changed its name from Southwest Securities Bank to Southwest Securities, FSB.
**	On March 1, 2006, FSB Financial, LTD sold substantially all of its assets. See discussion in “-Discontinued Operations.” Also, effective March 1, 2006, FSBF, LLC changed its name to SWS A, LLC and FSB Financial, LTD changed its name to SWS B, LTD.

Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer and SWS Financial is a National Association of Securities Dealers (“NASD”) member broker/dealer. Each is registered under the Securities Exchange Act of 1934 (“Exchange Act”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (“SEC”) as registered investment advisors under the Investment Advisors Act of 1940.

SWS Capital administered the Local Government Investment Cooperative (“LOGIC”) asset management service for cities, counties, schools and other local governments across Texas through September 4, 2005. LOGIC is an investment program tailored to the investing needs of local governments within the state of Texas. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. At September 30, 2005, SWS Capital had no assets under management.

Southwest Advisors is a dormant entity.

SWS Insurance holds insurance agency licenses in 46 states for the purpose of facilitating the sale of insurance and annuities for customers of Southwest Securities and its correspondents. The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision. SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004. SWS A is a 2% general partner of SWS B.

On March 1, 2006, FSB Financial, LTD (“FSB Financial”), a purchaser, originator and servicer of non-prime automobile loans, sold substantially all of its assets for $35,870,000 in cash and the retirement of $116,868,000 of related debt. See “-Discontinued Operations.”

FSB Development develops single-family residential lots.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS for the first fiscal quarter are prepared as of the close of business on the last Friday of September. The Bank’s quarterly financial statements are prepared as of September 30. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant intercompany balances and transactions have been eliminated.

Discontinued Operations. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial, for $35,870,000 in cash and the retirement of $116,868,000 of related debt. Pursuant to the sale, 10% or $3,587,000 was placed in escrow until June 30, 2007 to secure the Bank’s indemnifications; until then, the Bank does not have access to the funds. This amount plus interest of $79,000 is presented in Other Assets in the accompanying Consolidated Statements of Financial Condition. A gain of $20,453,000 was recognized on the sale of which $2,965,000 was paid to the minority interest holder.

The results of FSB Financial, as summarized below, have been classified as discontinued operations for all periods presented, (in thousands).

	Three Months Ended
	September 29, 2006	September 30, 2005
Net revenues	$42	$4,343
Net income before taxes	41	754
Income tax expense	13	254
Minority interest	4	29
Income from discontinued operations	24	471

Amortization Expense. The Company has recorded a customer relationship intangible which is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in “-Intangible Assets”

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. At September 29, 2006, SWS had one active stock option plan, the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) and one expired plan, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) under which exerciseable options are still outstanding. The 1996 Plan, which expired on February 1, 2006, reserved shares of SWS Group’s common stock for issuance to eligible officers, directors and employees of SWS Group or its subsidiaries, as well as to non-employee members of the Board of Directors. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after grant and have a five-year term.

The Company has substantially eliminated the use of options as a compensation tool and currently grants restricted stock to reward management and employees. Consequently, no stock options were granted during the three months ended September 29, 2006 or September 30, 2005.

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

On August 25, 2005, the Board of Directors approved grants to various officers and employees totaling 72,199 shares with a fair market value of $16.65 per share. On August 25, 2006, the Board of Directors approved grants to various officers and employees totaling 60,649 shares with a fair market value of $24.79 per share. As a result of these grants, SWS recorded deferred compensation in Additional Paid in Capital of approximately $1,029,000 and $1,361,000, respectively. For the three month period ended September 29, 2006 and September 30, 2005, SWS has recognized compensation expense of approximately $333,000 and $166,000, respectively.

At September 29, 2006, the total number of shares outstanding under the Restricted Stock Plan was 182,014 and the total number of securities available for future grants was 220,545.

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

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers has successfully converted to the CSS system by December 31, 2006. If the conversion is not completed, SWS is not obligated to pay the maintenance fee. However, if the conversion is completed, SWS is also obligated to make a second payment of $1,700,000 in calendar 2007 provided certain other conditions are met. Based on information currently available to SWS, SWS believes that while it is “reasonably possible” that the conversion will be complete by December 31, 2006, such completion is not “probable.” Consequently, no accrual of the $1.7 million payment was made in the September 29, 2006 financial statements.

SWS’ share of the undistributed losses of CSS for the three months ended September 29, 2006 and September 30, 2005 were $137,000 and $191,000. From inception of the loan to date, SWS’ pro-rata percentage of losses of $8,684,000 was greater than the $6,386,000 loaned and invested by $2,298,000. As a result, there is no recorded equity investment or loan receivable from CSS at September 29, 2006.

Summarized financial information of CSS is as follows (in thousands):

	September 30, 2006	June 30, 2006
Total assets	$4,683	$4,313
Total liabilities	6,784	5,639
Shareholders’ equity	(2,101)	(1,326)

	Three Months Ended
	September 30, 2006	September 30, 2005
Total revenues	$1,058	$1,480
Net loss	(999)	(1,394)

Other Equity Investments. SWS has two other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of September 29, 2006, SWS had contributed $4,000,000 of this commitment. During the three months ended September 29, 2006 and September 30, 2005, SWS recorded losses of $600,891 and $9,000, respectively, related to this investment.

SWS’ remaining equity investment sold its assets to a third party in December 2005, with SWS receiving a distribution of $83,000 for its portion of the sale proceeds. SWS recorded total losses for the three months ended September 30, 2005 of $1,600.

Variable Interest Entity. SWS consolidates investments which meet the definition of a “Variable Interest Entity” as defined in Financial Interpretation (“FIN”) No. 46R.

In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. The Bank has established a $2,400,000 line of credit with this limited partnership. If drawn this line bears a rate of prime plus 1%. At both September 30, 2006 and June 30, 2006, $1,606,000 was outstanding on this line of credit. The line allows the limited partnership to purchase the land to be used in the development and was amended in the March 2006 quarter to be payable on September 10, 2007. This entity is consolidated at the Bank level through FSB Development. As of September 30, 2006 and June 30, 2006, the Bank consolidated $2,290,000 and $2,124,000, respectively, in assets for this investment. For the three months ended September 30, 2006 and 2005, the Bank consolidated $38,000 and $27,000 in net losses, respectively, for this investment, which is eliminated in consolidation.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 29, 2006, SWS had U.S. Treasury securities with a market value of approximately $31,822,000, reverse repurchase agreements of approximately $150,432,000 and related cash and accrued interest of approximately $190,933,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $153,009,000. At September 29, 2006, SWS had no position in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”).

At June 30, 2006, SWS had U.S. Treasury securities with a market value of approximately $137,395,000, reverse repurchase agreements of approximately $25,000,000 and related cash and accrued interest of approximately $182,633,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $25,332,000. SWS had no positions in special reserve bank accounts for the PAIB at June 30, 2006.

MARKETABLE EQUITY SECURITIES

SWS owns shares of common stock in U.S. Home Systems, Inc. (“USHS”) and Westwood Holding Group, Inc., (“Westwood”), that are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At September 29, 2006 and June 30, 2006, SWS held 357,154 shares of USHS with a cost basis of $1,576,000. The market value of the USHS shares was $3,379,000 at September 29, 2006 and $3,432,000 at June 30, 2006. There were no sales of USHS stock in the three-month periods ended September 29, 2006 and September 30, 2005.

At September 29, 2006 and June 30, 2006, SWS held 7,840 and 8,556 shares of Westwood, respectively, within the deferred compensation plan with a cost basis of $129,000 and $143,000, respectively. The market value of the Westwood shares was $157,000 at September 29, 2006 and $161,000 at June 30, 2006. The reduction in shares results from distributions from the deferred compensation plan.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 29, 2006 and June 30, 2006, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$40,736	$33,123
Securities borrowed	3,005,465	2,728,679
Correspondent broker/dealers	15,712	34,601
Clearing organizations	12,614	9,730
Other	42,545	15,379

	$3,117,072	$2,821,512

Payable
Securities failed to receive	$41,574	$43,723
Securities loaned	2,920,806	2,701,368
Correspondent broker/dealers	16,476	18,464
Other	14,777	12,009

	$2,993,633	$2,775,564

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At September 29, 2006, SWS received collateral of $3,005,394,000 under securities lending agreements, of which SWS had repledged $2,887,273,000. SWS received collateral of $2,728,266,000 under securities lending agreements, of which SWS had repledged $2,653,504,000 at June 30, 2006.

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of aggregate cost or market value. Loans held for sale consisted of first mortgage loans and home improvement loans which had been purchased but had not yet been sold in the secondary market.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable at September 30, 2006 and June 30, 2006 are summarized as follows (in thousands):

	September	June
First mortgage loans (principally conventional):
Real estate	$409,818	$379,895
Construction	214,786	200,523

	624,604	580,418

Consumer and other loans:
Commercial	61,318	55,634
Other	7,212	6,753

	68,530	62,387

Factored receivables	10,791	8,445

	703,925	651,250
Unearned income	(3,475)	(3,662)
Allowance for probable loan losses	(5,347)	(5,047)

	$695,103	$642,541

Impairment of loans with a recorded investment of approximately $818,000 and $682,000 at September 30, 2006 and June 30, 2006, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an Amendment of SFAS No. 5 and

SFAS No. 15,” as amended by SFAS No. 118 “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures-an amendment of SFAS No. 114”. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $63,000 and 52,000 at September 30, 2006 and 2005, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the first quarter of fiscal 2007 and fiscal 2006.

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2006 and September 30, 2005 is as follows (in thousands):

	Three Months Ended
	September 30, 2006	September 30, 2005
Balance at beginning of period	$5,047	$7,450
Continuing operations:
Provision for loan losses	294	552
Net recoveries (charge-offs)	6	(7)

	300	545

Discontinued operations:
Provision for loan losses	—	1,937
Net charge-offs	—	(2,374)
Sale of FSB Financial	—	—

	—	(437)

Balance at end of period	$5,347	$7,558

The reserve to loan ratio for the three month periods ended September 30, 2006 and 2005 were 0.66% and 0.96%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At September 29, 2006 and June 30, 2006, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	September	June
Securities owned
Corporate equity securities	$15,060	$14,676
Municipal obligations	28,442	30,971
U.S. Government and Government agency obligations	41,568	46,168
Corporate obligations	110,489	54,076
Other	10,724	13,113

	$206,283	$159,004

Securities sold, not yet purchased
Corporate equity securities	$2,903	$1,715
Municipal obligations	—	57
U.S. Government and Government agency obligations	76,306	76,132
Corporate obligations	47,353	18,220
Other	566	785

	$127,128	$96,909

During the quarter, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $5,169,000 and $5,044,000 at September 29, 2006 and June 30, 2006, respectively. Additionally, at September 29, 2006 and June 30, 2006, SWS had pledged firm securities valued at $1,802,000 and $2,025,000, respectively, in conjunction with securities lending activities.

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

SWS also had an investment in Archipelago recorded at its cost of zero. SWS owned 23,721 shares of Archipelago stock prior to the merger of the NYSE and Archipelago. Upon the merger, each outstanding share of Archipelago common stock was converted into one share of NYX stock. At September 29, 2006, the market value of our Archipelago stock was $1,760,000.

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

The 80,177 NYX shares have been discounted at an overall rate of 14.31% of the market price of NYX stock at September 29, 2006. The discount rate was determined based on the length of time of the restrictions, expected rate of return for this type of investment and the relative amount of restricted NYX stock versus fully tradable stock.

As of September 29, 2006, our total investment, 103,898 of NYX shares, was valued at $6,858,000.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At September 29, 2006, SWS held reverse repurchase agreements totaling $53,753,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $53,524,000. At June 30, 2006, SWS held reverse repurchase agreements totaling $63,636,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $63,266,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2006 in June 2006, as required by SFAS No. 142 and based on the results of the valuation, SWS’ goodwill balance was not impaired. There have been no events in the last three months that would trigger an interim assessment on the fair value of goodwill.

SWS has two reporting segments with goodwill, clearing and institutional brokerage, both part of Southwest Securities. There were no changes in the carrying value of goodwill during the three-month period ended September 29, 2006.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to the Company’s clearing platform. The purchase price was based on the estimated value of the transferred correspondents. One half of the purchase price, $2.4 million, was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade will receive 100 percent of the remaining amount if the transferred correspondents meet agreed upon ticket volumes. If these volumes are not met, the second payment will be pro-rated by the ticket volumes incurred compared to the agreed upon ticket volume. The maximum purchase price is approximately $5.8 million. As a result of this transaction, the Company has recorded a customer relationship intangible of $2,910,000, which will be amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. As a result, SWS has recognized approximately $65,000 of amortization expense for the three-months ended September 29, 2006. The intangible is included in Other Assets on the Consolidated Statement of Financial Condition.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At September 29, 2006, the amount outstanding under these secured arrangements was $40,400,000, which was collateralized by securities held for firm accounts valued at $83,898,000. At June 30, 2006, the amount outstanding under these secured arrangements was $30,500,000, which was collateralized by securities held for firm accounts valued at $68,089,000.

SWS has unsecured letters of credit, aggregating $2,250,000 at both September 29, 2006 and June 30, 2006, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At both September 29, 2006 and June 30, 2006, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS that was dissolved in July 2004, in the amount of $714,000. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. At both September 29, 2006 and June 30, 2006, the total amount available for borrowings was $17,036,000. There were no amounts outstanding on this line other than $2,964,000 under unsecured letters of credit at both September 29, 2006 and June 30, 2006.

SWS has an irrevocable letter of credit agreement aggregating $50,000,000 at September 29, 2006 and June 30, 2006, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $64,889,000 and $81,303,000 at September 29, 2006 and June 30, 2006, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At September 29, 2006, approximately $414,544,000 of client securities under customer margin loans was available to be pledged, of which SWS has pledged $32,844,000 under securities loan agreements. At June 30, 2006, approximately $479,956,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $47,049,000 under securities loan agreements.

DEPOSITS

Deposits at September 30, 2006 and June 30, 2006 are summarized as follows (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$62,436	8.0%	$46,942	6.7%
Interest bearing demand accounts	45,284	5.8	79,198	11.2
Savings accounts	563,719	72.0	468,767	66.4
Limited access money market accounts	27,548	3.5	26,092	3.7
Certificates of deposit, less than $100,000	57,839	7.4	59,304	8.4
Certificates of deposit, $100,000 and greater	25,754	3.3	25,591	3.6

	$782,580	100.0%	$705,894	100.0%

The weighted average interest rate on deposits was approximately 4.7% at September 30, 2006 and 4.45% at June 30, 2006.

At September 30, 2006, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total
Certificates of deposit, less than $100,000	$43,612	$6,986	$2,923	$3,221	$1,097	$57,839
Certificates of deposit, $100,000 and greater	18,975	1,768	2,320	2,392	299	25,754

	$62,587	$8,754	$5,243	$5,613	$1,396	$83,593

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 29, 2006 and June 30, 2006 were $30,457,000 and $7,719,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At September 30, 2006 and June 30, 2006, advances from the FHLB were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$8,865	$9,753
Due within two years	663	—
Due within five years	12,115	12,544
Due within seven years	3,973	4,421
Due within ten years	7,150	6,657
Due within twenty years	22,240	13,719

	$55,006	$47,094

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $253,000,000 of collateral value (as defined) in qualifying loans at September 30, 2006 (calculated at June 30, 2006). At June 30, 2006 (calculated at March 31, 2006), advances with interest rates from 2% to 8% were collateralized by approximately $192,000,000 of collateral value in qualifying loans.

BANK BORROWINGS

In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured line of credit for the purchase of federal funds. The line bears interest at a rate equal to the federal funds rate plus 0.25%. In the third quarter ended March 31, 2006, the agreement was amended to increase the available credit to $30,000,000. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At September 30, 2006 and June 30, 2006, there were no amounts outstanding on this line of credit.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At September 29, 2006, Southwest Securities had net capital of $128,833,000, or approximately 28.04% of aggregate debit balances, which was $119,644,000 in excess of its minimum net capital requirement of $9,189,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 29, 2006, Southwest Securities had net capital of $105,861,000 in excess of 5% of aggregate debit items.

SWS Financial follows the basic (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At September 29, 2006, the net capital and excess net capital of SWS Financial were $948,000 and $698,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006 and June 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2006 and June 30, 2006, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006:

Total capital to risk weighted assets	$78,822	10.3%	$61,057	8.0%	$76,322	10.0%
Tier I capital to risk weighted assets	73,475	9.6	30,529	4.0	45,793	6.0
Tier I capital to adjusted total assets	73,475	8.0	36,589	4.0	45,736	5.0

June 30, 2006:
Total capital to risk weighted assets	$75,574	10.6%	$56,831	8.0%	$71,039	10.0%
Tier I capital to risk weighted assets	70,526	9.9	28,416	4.0	42,624	6.0
Tier I capital to adjusted total assets	70,526	8.5	33,114	4.0	41,393	5.0

Capital Distributions by the Bank. An application to the Office of Thrift Supervision (“OTS”) is required for capital distribution if the institution is not eligible for expedited treatment under 12 CFR 516.5, or the total amount of the institution’s capital distributions for the applicable calendar year exceeds the institution’s net income for that year to date plus retained net income for the preceding two years, or the institution would not be at least adequately capitalized, as set forth in 12 CFR 565.4 (b) (2) following the distribution, or the proposed distribution would violate a prohibition contained in any applicable statue, regulation, or agreement with the OTS, or violate a condition imposed on the institution in an OTS-approved application or notice.

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

Having not met any of the these criteria, the Bank, as a subsidiary of a savings and loan holding company, provided the OTS notice for capital distributions of $18,500,000 in fiscal 2006.

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three-month periods ended September 29, 2006 and September 30, 2005 (in thousands, except share and per share amounts):

	Three Months Ended
	September 29, 2006	September 30, 2005
Income from continuing operations	$10,083	$6,626
Income from discontinued operations	24	471
Cumulative effect of a change in accounting principles	—	75

Net income	$10,107	$7,172

Weighted average shares outstanding – basic	17,652,500	17,328,934
Effect of dilutive securities:
Assumed exercise of stock options	138,249	82,640
Restricted stock	48,268	29,000

Weighted average shares outstanding – diluted	17,839,017	17,440,574

Earnings per share – basic
Income from continuing operations	$0.57	$0.38
Income from discontinued operations	—	0.03
Cumulative effect of a change in accounting principles	—	—

Net income	$0.57	$0.41

Earnings per share – diluted
Income from continuing operations	$0.57	$0.38
Income from discontinued operations	—	0.03
Cumulative effect of a change in accounting principles	—	—

Net income	$0.57	$0.41

At September 29, 2006 and September 30, 2005, there were approximately 971,000 and 1.3 million options outstanding under the two stock option plans, respectively. See “-Stock Option and Restricted Stock Plans.” As of September 29, 2006 and September 30, 2005, approximately 10,600 and 167,868 outstanding options, respectively, were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF TREASURY STOCK

In June 2005, the Board of Directors approved the repurchase of up to 500,000 shares of SWS common stock on or prior to December 31, 2006. No shares were repurchased by SWS under this program for the three months ended September 29, 2006 or September 30, 2005, respectively. Currently, 468,910 shares remain authorized for repurchase.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 10,373 shares in the three-month period ended September 29, 2006 at a cost of approximately $232,000 or $22.32 per share. The plan did not purchase any shares in the three-month period ended September 30, 2005. During the three-month period ended September 29, 2005, 5,919 shares were removed from treasury for withdrawals for employees under the terms of the plan.

On August 18, 2006 and August 25, 2006, one third of the shares for the August 18, 2004 and August 25, 2005 grants previously granted under the restricted stock plan vested. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. As a result, 6,981 shares were repurchased with a market value of approximately $178,000 or $25.47 per share.

SEGMENT REPORTING

SWS operates four business segments: 1) Clearing; 2) Retail Brokerage; 3) Institutional Brokerage and 4) Banking. Such segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how SWS manages its resources and assesses its performance. SWS evaluates the performance of its segments based primarily on income before income taxes and discontinued operations. Our business segment information is prepared using the following methodologies:

•	The financial results for each segment are determined using the same policies as those described in Note 1, “Significant Accounting Policies” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006;

•	Segment financial information includes the allocation of interest based on each segment’s earned interest spreads;

•	Information system and operation expenses are allocated based on each segments trading volumes;

•	Trading expenses are allocated to the segments based on production levels;

•	Money market fee revenue is allocated based on each segment’s earned fees; and

•	Clearing charges are allocated based on clearing levels from each segment.

Intersegment balances are eliminated upon consolidation and have been applied to the appropriate segment. Also, SWS reports net interest revenue (expense) by segment as management relies primarily on net interest revenue in assessing a segment’s performance. Segment assets are not disclosed because they are not used for evaluating segment performance or in deciding how to allocate resources to the segments.

•	Clearing: We provide clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers, including SWS Financial, and for bank affiliated firms and firms specializing in high volume trading.

•	Retail Brokerage: The retail brokerage segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of our employee registered representatives and our independent contractors.

•	Institutional Brokerage: The institutional brokerage segment serves institutional customers in securities lending, investment banking and public finance, fixed income sales and trading, and equity trading.

•	Banking: The Bank offers traditional banking products and services and focuses on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers.

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiaries comprise the bank segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Managed Advisors and Accounts department), the insurance subsidiaries and through SWS Financial (who contracts with independent representatives for the administration of their securities business).

Other. The category “other” includes SWS Group, Corporate Administration, SWS Capital and Capital Markets, which includes the financial results of SWS’ Institutional Sales & Research departments. Certain assets of this business were sold in January 2006 and as a result, the financial results of this department are included in the analysis for September 30, 2005. SWS Group is a holding company that owns various investments, including USHS common stock.

The following table is additional information regarding our segmentation for the three month periods ended September 29, 2006 and September 30, 2005:

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other	Consolidated SWS Group, Inc.
September 29, 2006
Operating revenue	$5,298	$15,886	$22,661	$652	$1,744	$46,241
Net intersegment revenues	(204)	210	177	1,292	(1,475)	—
Net interest revenue	3,729	1,659	6,579	11,670	463	24,100
Net revenues	9,027	17,545	29,240	12,322	2,207	70,341
Operating expenses	4,631	14,625	19,148	6,106	11,111	55,621
Depreciation and amortization	82	129	117	197	621	1,146
Income (loss) from continuing operations before taxes	4,396	2,920	10,092	6,216	(8,904)	14,720
Income from discontinued operations	—	—	—	24	—	24

September 30, 2005
Operating revenue	$6,049	$15,233	$19,755	$759	$2,883	$44,679
Net intersegment revenues	(248)	270	182	1,019	(1,223)	—
Net interest revenue	3,553	1,525	4,015	10,000	393	19,486
Net revenues	9,602	16,758	23,770	10,759	3,276	64,165
Operating expenses	5,191	14,629	16,897	6,054	11,039	53,810
Depreciation and amortization	25	158	134	197	903	1,417
Income (loss) from continuing operations before taxes	4,411	2,129	6,873	4,705	(7,763)	10,355
Income from discontinued operations	—	—	—	471	—	471

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

Venture Capital Funds. SWS has committed $5,000,000 to invest in a limited partnership venture capital fund. As of September 29, 2006, SWS had contributed $4,000,000 of its commitment. The Bank has committed $3,000,000 to invest in a limited partnership venture capital fund. As of September 30, 2006, the Bank has not paid and has not been required to pay any of its commitment.

Underwriting. Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at September 29, 2006 were $251,991,000. All open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material effect on the consolidated financial statements.

Guarantees. The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $1,320,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

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

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has recently issued the following SFAS and FASB interpretations, which are applicable to SWS:

Staff Accounting Bulletin No. 108. The staff accounting bulletin, which was issued by the SEC on September 13, 2006, provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff accounting bulletin is effective for the interim period of the first fiscal year ending after November 15, 2006, our second quarter of fiscal 2007. SWS has assessed the impact of staff accounting bulletin No. 108 and has determined that no material adjustments will be made upon adoption.

SFAS No. 157, “Fair Value Measurement.” In September 2006, FASB issued this standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. SWS is assessing the impact of this interpretation on its financial statements and processes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (“we,” “us,” “SWS” or the “Company”) is engaged in full-service securities brokerage and full-service commercial banking. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “-Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2006.

We are currently focused on three aspects of our business: growing our clearing business by expanding our correspondent base, focusing on our retail brokerage business by increasing our distribution capabilities and growing the Bank through the addition of experienced bankers.

We operate through four segments grouped primarily by products and services:

•	Clearing: We provide clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers, including SWS Financial, and for bank affiliated firms and firms specializing in high volume trading.

•	Retail Brokerage: The retail brokerage segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of our employee registered representatives and our independent contractors.

•	Institutional Brokerage: The institutional brokerage segment serves institutional customers in securities lending, investment banking and public finance, fixed income sales and trading and equity trading.

•	Banking: The Bank offers traditional banking products and services and focuses on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers.

Business Environment

Financial market conditions improved during the first quarter of fiscal 2007. Short-term interest rates have increased 150 basis points since September 2005 but have been unchanged since June 30, 2006. After several months of increasing energy prices, prices began to stabilize in the September quarter. The Federal Reserve Board’s federal funds rate was 5.25% during the first quarter of fiscal 2007 and 3.75% for that same period in fiscal 2006. The Dow Jones Industrial Average increased 10.5% from the end of the first quarter of fiscal 2006 to the first quarter of fiscal 2007 while the Standard & Poor’s 500 Index and the NASDAQ Composite Index rose 8.7% and 5.0%, respectively, for the same time periods. Average daily volume on the New York Stock Exchange rose 12.7%.

Our clearing segment is dependent on active markets. Generally, increasing volume on the national securities exchanges indicates increasing volumes in our clearing segment. Clearing volumes increased 84% from the first quarter of fiscal 2006 to fiscal 2007. We are aware that a current clearing customer has signed a letter of intent to sell certain businesses to another regional brokerage firm. This customer accounted for $4.4 million in net revenue and $2.9 million in income in fiscal 2006. This customer accounted for $1.1 million in net revenue and $725,000 in income for the first quarter of fiscal 2007.

The interest rate environment is significant for our institutional brokerage segment as well as for the Bank. Rising interest rates give us the opportunity to increase spreads in the securities lending business while negatively impacting the value of our fixed income inventories and the opportunities for debt offerings.

Our fixed income areas are also impacted by the relationship of key short-term and long-term rates. In the current environment, short-term and long-term rates are similar (a “flat” yield curve). This generally has a negative impact on the fixed income business. As the yield curve normalizes, this business should be positively impacted. The stable interest rate environment present in the September quarter led to increased volumes in this business.

Positive directional movements in key equity indices are key indicators of a good environment for our retail brokerage segment. As equity indices continue to rise in the first quarter of fiscal 2007, so did the revenues in this segment.

The Banking segment is also impacted by interest rates, specifically mortgage rates because a substantial portion of the bank’s portfolio relates to real estate lending. National rates for a 30 year mortgage increased 40 basis points from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, from 5.91% to a still relatively attractive 6.31%. Attractive mortgage rates and a healthy housing market are key indicators of the growth prospects at the Bank.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results are discussed below.

TD Ameritrade Transaction: On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to our clearing platform. As an inducement to transfer, we have generally provided substantial clearing fee discounts for a transition period. As a result of this transaction, we have recorded a customer relationship intangible of $2,910,000, which will be amortized over a five year period at a rate based on the future economic benefit of the customer relationships. As a result, we recognized approximately $65,000 of amortization expense for the three-months ended September 29, 2006. See additional discussion in “-Intangible Assets” in the Notes to the Consolidated Financial Statements contained in this Report.

Discontinued operations/FSB Financial, LTD (“FSB Financial”). In March 2006, the Bank sold the assets of its subsidiary, FSB Financial, for $35,870,000 in cash and the retirement of $116,868,000 of related debt. Pursuant to the sale, 10% of the cash purchase price, or $3,587,000, was placed in escrow until June 30, 2007 to secure the Bank’s indemnifications; until then, the Bank does not have access to the funds. This amount plus interest of $79,000 is presented in Other Assets in the accompanying Consolidated Statement of Financial Condition. The results of FSB Financial are classified as discontinued operations for all periods presented.

NYSE/Archipelago. SWS owned 23,721 shares of Archipelago Holdings, LLC (“Archipelago”) stock prior to the merger of Archipelago and the NYSE in March 2006. As part of the merger, Southwest Securities surrendered its one NYSE seat (carried at a cost of $230,000) in return for $300,000 in cash and 80,177 restricted shares of the new entity, NYSE Group, Inc. (“NYX”). The gain on this transaction was $5,200,000. From June 30, 2006 to September 29, 2006, we have recorded gains on the restricted shares of $665,000.

Upon the merger of NYSE and Archipelago, each share of our Archipelago stock was converted into one share of NYX common stock. In the first quarter of fiscal 2007, we recorded gains of $149,000 from the market appreciation of these shares. In the first quarter of fiscal 2006, we recorded a loss of $11,000 from the change in the market value of these shares.

Investment in Comprehensive Software Systems, Inc. (“CSS”). In 1993, SWS became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system. Our ownership in CSS increased to 25.08% in fiscal 2002, and we implemented the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

Subsequent to an equity offering by CSS in January 2005, we own 13.7% of CSS. Because no additional investments were made in CSS since the last half of fiscal 2005, we did not record any equity in losses of CSS. As of September 29, 2006, there is no recorded equity investment in CSS.

Our pro-rata share of CSS’ losses for the first quarter of fiscal 2007 and fiscal 2006 were $137,000 and $767,000, respectively. From inception of the investment to date, we have recognized $6,386,000 of our pro-rata percentage of CSS’ losses of $8,684,000.

In April 2006, we signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers has successfully converted to the CSS system by December 31, 2006. If the conversion is not completed, we are not obligated to pay the maintenance fee. However, if the conversion is completed, we are also obligated to make a second payment of $1,700,000 in calendar 2007, provided certain other conditions are met. Based on information currently available to us, we believe that while it is “reasonably possible” that the conversion will be complete by December 31, 2006 such completion is not “probable.” Consequently, no accrual of the $1.7 million payment was made in the September 29, 2006 financial statements. See additional discussion in “-Investment” in the Notes to the Consolidated Financial Statements contained in this Report.

RESULTS OF OPERATIONS

Net income for the three-month period ended September 29, 2006 was $10,107,000, representing an increase of $2,935,000 over net income for the comparable three-month period ended September 30, 2005 of $7,172,000. The three-month period ended September 29, 2006 contained 63 trading days as compared to the 68 trading days in the comparable period last year.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month period ended September 29, 2006 compared to the three-month period ended September 30, 2005 (dollars in thousands):

	Amount	%
Net revenues:
Net revenues from clearing operations	$(646)	(17)%
Commissions	(2,131)	(10)
Net interest	4,614	24
Investment banking, advisory and administrative fees	1,199	13
Net gains on principal transactions	3,198	64
Other	(58)	(1)

	6,176	10

Operating expenses:
Commissions and other employee compensation	3,021	8
Occupancy, equipment and computer service costs	(297)	(5)
Communications	(216)	(9)
Floor brokerage and clearing organization charges	(125)	(10)
Advertising and promotional	(198)	(30)
Other	(374)	(6)

	1,811	3

Pretax income	$4,365	42%

Net revenues increased for the first quarter of fiscal 2007 by $6,176,000. The largest components of the increase were in net interest revenue, $4,614,000, net gains on principal transactions, $3,198,000, and investment banking, advisory and administrative fees, $1,199,000. The increase in net interest revenue is primarily due to an increase at the Bank in average loans balances and an increase in rates of approximately 1% over the prior fiscal year. The increase was also due to an increase in spreads and average balances in the stock lending business. The increase in net gains on principal transactions is primarily due to an increase in our NYX stock investment and an increase in fixed income trading revenue. The increase in investment banking, advisory and administrative fees is due primarily to an increase in advisory fees from our corporate finance business. These increases were partially offset by a decrease in commission revenue. This decrease was due primarily to the sale of our institutional sales business line in third quarter of fiscal 2006 and reduced commissions in the fixed income area.

Operating expenses increased $1,811,000 for the three months ended September 29, 2006. The largest increase was in commissions and other employee compensation. The increase in commissions and other employee compensation is due primarily to increased business line revenues.

Net Revenues from Clearing Operations. Net clearing revenues decreased $646,000 when compared to the three months ended September 30, 2005. We processed 4,440,118 transactions during the first quarter of fiscal 2007 compared to 2,409,901 transactions during the comparable period of the prior year. Revenue decreased despite the increase in transactions because the additional tickets were primarily in the day trader business, which has a lower fee per ticket than our general securities processing. Average revenue per ticket decreased to $0.69 for the three months ended September 29, 2006 from $1.54 for the three months ended September 30, 2005, a 55% decrease reflecting the increased day trader tickets. Correspondent count at September 29, 2006 was 213 versus 222 at September 30, 2005.

Commissions. Commission revenue decreased 10% for the three-month period ended September 29, 2006 compared to the three-month period ended September 30, 2005. The largest decrease was recorded in Institutional Equity Sales, which resulted from the sale of this business in January of 2006. Commissions from the retail brokerage segment were down $667,000, primarily due to fewer trading days in the September 2006 quarter as compared to the comparable period last year. Commission revenue by type of representative is as follows (dollars in thousands):

	Commission Revenue Three Months Ended		No. of Reps Three Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Retail brokerage:
Private client group	$5,388	$5,367	95	98
Independent registered representatives	4,758	5,446	373	384

	10,146	10,813	468	482

Institutional brokerage:
Fixed income sales & trading	4,846	5,610	34	35
Institutional equity sales	—	1,266	—	8
Portfolio trading	3,841	3,302

	8,687	10,178

Other	106	79

	$18,939	$21,070

Net Interest Income. Net interest income from the brokerage segments (retail, institutional and clearing) is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income from the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts.

The components of interest earnings are as follows for the three-month periods ended September 29, 2006 and September 30, 2005 (in thousands):

	Three Months Ended
	September 29, 2006	September 30, 2005
Interest revenue:
Customer margin accounts and assets segregated for regulatory purposes	$10,025	9,059
Stock borrowed	36,396	27,034
Bank loans	19,022	14,655
Other	4,462	1,344

	$69,905	$52,092

Interest expense:
Customer funds on deposit	$6,035	$4,058
Stock loaned	30,911	23,109
Bank deposits	7,589	3,845
Federal Home Loan Bank advances	613	908
Other	657	686

	45,805	32,606

Net interest	$24,100	$19,486

Brokerage: For the three months ended September 29, 2006 and September 30, 2005, net interest income from the brokerage segments accounted for approximately 16.6% and 15.6%, respectively, of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended
	September 29, 2006	September 30, 2005
Average interest-earning assets:
Customer margin balances	$331,000	$323,000
Assets segregated for regulatory purposes	336,000	341,000
Stock borrowed	2,957,000	2,573,000

Average interest-bearing liabilities:
Customer funds on deposit	552,000	547,000
Stock loaned	2,911,000	2,490,000

Net interest revenue from customer balances decreased 20% for the three months ended September 29, 2006 over the first quarter of fiscal 2006 due primarily to increased payments of interest on customer funds on deposit of $1,977,000. This was offset by increases in both earnings on customer margin accounts and assets segregated for regulatory purposes of $541,000 and $424,000, respectively. Additionally, the assets invested in our reserve account (assets segregated for regulatory purposes) were more heavily invested in treasury bills in the September 2006 quarter. Earnings on these assets are recorded in net gains on principal transactions. The 40% increase in net interest revenue generated from securities lending activities for the quarter is due to an increase in the net interest spread of 22 basis points and increased average balances. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business. The increase in other interest revenue is due to increased activity in fixed income securities.

Banking: Net interest revenue generated by the Bank accounted for approximately 17.7% and 14.8% of net revenue in the three-month periods ended September 29, 2006 and September 30, 2005, respectively. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2006 and September 30, 2005 (dollars in thousands):

	Three Months Ended
	September 30, 2006			September 30, 2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$162,461	$3,785	9.2%	$221,957	$4,523	8.1%
Real estate – construction	209,019	5,202	9.9	147,179	3,278	8.8
Commercial	276,875	6,624	9.5	236,254	4,832	8.1
Individual	6,966	138	7.8	10,565	149	5.6
Land	130,526	3,273	10.0	81,262	1,873	9.1
Investments	65,587	850	5.1	10,606	98	3.7

	851,434	$19,872	9.3%	707,823	$14,753	8.3%
Interest-earning assets from discontinued operations				32,831
Noninterest-earning assets:
Cash and due from banks	12,746			8,915
Other assets	22,012			22,625

	$886,192			$772,194

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$83,592	840	4.0%	$122,295	$1,001	3.3%
Money market accounts	28,055	235	3.3	19,667	116	2.3
Interest-bearing demand accounts	69,666	423	2.4	55,628	287	2.1
Savings accounts	523,203	6,091	4.6	368,384	2,441	2.6
Federal Home Loan Bank advances	51,307	613	4.7	93,307	908	3.9

	755,823	8,202	4.3%	659,281	4,753	2.9%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	49,900			36,277
Other liabilities	6,974			7,967

	812,697			703,525
Stockholders’ equity	73,495			68,669

	$886,192			$772,194

Net interest income		$11,670			$10,000

Net yield on interest-earning assets			5.4%			5.6%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended September 30, 2006 compared to September 29, 2005
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$(738)	$(1,263)	$728	$(203)
Real estate - construction	1,924	1,377	385	162
Commercial	1,792	824	827	141
Individual	(11)	(51)	60	(20)
Land	1,400	1,119	176	105
Investments	752	430	34	288

	$5,119	$2,436	$2,210	$473

Interest expense:
Certificates of deposit	$(161)	$(317)	$228	$(72)
Money market accounts	119	51	48	20
Interest-bearing demand accounts	136	72	51	13
Savings accounts	3,650	1,026	1,847	777
Federal Home Loan Bank advances	(295)	(359)	322	(258)

	3,449	473	2,496	480

Net interest income	$1,670	$1,963	$(286)	$(7)

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reason for the increase for the first quarter of fiscal 2007 over the comparable quarter in the prior year is an increase in advisory fees from corporate finance of $1,523,000. The increase in fees is due to the closing of a large merger and acquisition transaction in the first quarter of fiscal 2007.

Net Gains on Principal Transactions. The increase in net gains on principal transactions of $3,198,000 for the three-months ended September 29, 2006 versus September 30, 2005 is due primarily to a $1,746,000 increase in fixed income trading revenue primarily from the mortgage-backed area and an increase in our underwriting activity. Also, contributing to the overall increase is an increase in the valuation of our NYX stock. We recognized a gain of $814,000 in the first quarter of fiscal 2007 compared to a loss of $11,000 recognized in the first quarter of fiscal 2006. We also had an increase in the unrealized gain recognized on our treasury bills owned for the 15c3-3 reserve account of $762,000.

Other Revenue. Other revenue decreased approximately $58,000 for the three-month period ended September 29, 2006 compared to the three-month period ended September 30, 2005. The decrease is due primarily to a decrease in earnings from our joint venture investment of $592,000 and a decrease in postage and transfer fees of $111,000. Offsetting these decreases is a $925,000 increase in fees from the sale of insurance products.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense, other than interest expense, on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature based on the level of operating revenues, earnings and the number of registered representatives employed.

Overall, commissions and other employee compensation increased $3,021,000 for the quarter over the comparable period in fiscal 2006. An increase of $1,134,000 was due to commissions paid to revenue-producing employees. We also experienced an increase of $1,903,000 in incentive compensation due to increased business line profitability.

Occupancy, Equipment and Computer Services. The $297,000 decrease in the three-month period ended September 29, 2006 from the comparable period in the prior year is primarily due to decreases of $117,000 in rent and $342,000 in depreciation. The decrease in rent is due to the renegotiation of our headquarters’ lease in January of 2006. The decrease in depreciation is due to the write-off of our leasehold improvements upon renegotiation of our lease, decreasing the number of floors occupied by one, in the third quarter of fiscal 2006. These decreases are offset by increases in amortization expenses, statement processing and computer services.

Communications. Communications expense decreased $216,000 for the three-month period ended September 29, 2006 as compared to the same period of the prior year. This decrease is primarily due to a decrease in our quotes expenses due to a reduced headcount in institutional equity trading.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges change in relation to the transactions processed in our clearing business and changes in the costs from our clearing agencies. These charges decreased $125,000 when comparing the three-month period ended September 29, 2006 to the same period in the prior year.

Advertising and Promotional. Advertising and promotional expense decreased $198,000 when comparing the first quarter of fiscal 2006 to the first quarter of fiscal 2007. This decrease reflects the reduction in advertising and external recruiting costs.

Other Expense. The decrease in other expense for the first quarter of fiscal 2007 was $374,000 when compared to the first quarter of last year. The decrease is primarily composed of a $462,000 decrease in the Bank’s provision for loan losses and a $157,000 decrease in legal fees and accruals both at the Bank and at the broker/dealer offset by an increase in other taxes.

Income Tax Expense. For the first quarter of fiscal 2007, income tax expense (effective rate of 31.5%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was lower than the statutory rate because of permanently excluded items, primarily tax exempt interest and state income taxes deductible for federal income tax purposes.

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

Loans receivable at September 30, 2006 and June 30, 2006 are summarized as follows (in thousands):

	September 30, 2006	June 30, 2006
Real estate – mortgage	$161,476	$177,587
Real estate – construction	277,652	250,664
Commercial	228,078	210,641
Individuals	4,902	4,553
Land	133,745	123,970

	$805,853	$767,415

The following table shows the expected life of certain loans at September 30, 2006, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$231,174	$17,371	$29,107	$277,652
Commercial	45,492	90,836	91,750	228,078

Total	$276,666	$108,207	$120,857	$505,730

Amount of loans based upon:
Floating or adjustable interest rates	$272,845	$76,044	$92,359	$441,248
Fixed interest rates	3,821	32,163	28,498	64,482

Total	$276,666	$108,207	$120,857	$505,730

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

Non-performing assets as of September 30, 2006 and June 30, 2006 are as follows (dollars in thousands):

	September 30, 2006	June 30, 2006
Loans accounted for on a non-accrual basis	$7,670	$4,115

Non-performing loans as a percentage of total gross loans	0.9%	0.6%

Loans past due 90 days or more, not included above	$12	$334

Troubled debt restructurings	$1,293	$1,785

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2006 and September 30, 2005 is as follows (dollars in thousands):

	Three Months Ended
	September 30, 2006	September 30, 2005
Balance at beginning of period	$5,047	$7,450
Continuing operations:
Charge-offs:
Charge-offs – commercial, financial and agricultural	(24)	—
Charge-offs – real estate-mortgage	—	(52)

	(24)	(52)

Recoveries:
Recoveries– construction	2	—
Recoveries– mortgage	2	—
Recoveries – commercial, financial and agricultural	26	45

	30	45

Net charge-offs	6	(7)
Additions charged to operations	294	552

	300	545
Discontinued operations:
Provision for loan losses	—	1,937
Loans charged to the allowance, net	—	(2,374)

	—	(437)

Balance at end of period	$5,347	$7,558

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%

The allowance for probable loan losses is applicable to the following types of loans as of September 30, 2006 and June 30, 2006 (dollars in thousands):

	September 30, 2006		June 30, 2006
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$2,497	28.4%	$1,954	27.5%
Real estate – construction	1,560	34.4	1,178	32.6
Real estate – mortgage & land	1,269	36.6	1,914	39.3
Individuals	21	0.6	1	0.6

	$5,347	100.0%	$5,047	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three-month periods ended September 30, 2006 and September 30, 2005 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $25,754,000 and $25,591,000 at September 30, 2006 and June 30, 2006, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. The Bank has approximately $600 million in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank. The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table represents advances from the FHLB which were due within one year (generally two to seven days) during the three-month periods ended September 30, 2006 and September 30, 2005 (dollars in thousands):

	Three Months Ended
	September 30, 2006		September 30, 2005
	Amount	Interest Rate	Amount	Interest Rate
At end of period	$8,865	3.13%	$47,064	4.1%
Average during period	9,255	3.11%	57,961	3.6%
Maximum month-end balance during period	18,127	—	73,228	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At September 30, 2006, the amount outstanding under these secured arrangements was $40,400,000, which was collateralized by securities held for firm accounts valued at $83,898,000.

We have unsecured letters of credit, aggregating $2,250,000 at September 29, 2006, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At September 29, 2006, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS dissolved in July 2004, in the amount of $714,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line other than the $2,964,000 under unsecured letters of credit at September 29, 2006. At September 29, 2006, the total amount available for borrowings was $17,036,000.

We have an irrevocable letter of credit agreement aggregating $50,000,000 at September 29, 2006 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $64,889,000 at September 29, 2006.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs of the Brokerage segments for the foreseeable future.

Off-Balance Sheet Arrangements. Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has a binding obligation not reflected on the balance sheet. Included are contingent obligations, certain guaranteed contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative investments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section of our annual report on Form 10-K for the fiscal year ended June 30, 2006. In addition, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 25 of the Notes to Consolidated Financial Statements contained in our annual report on Form 10-K for the fiscal year ended June 30, 2006.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB and a $30,000,000 federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $198,400,000. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “gap” data. See the Bank’s gap analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.” At September 30, 2006, $596,000,000 of the Bank’s deposits was from broker customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Bank has historically met all the capital adequacy requirements to which it is subject.

Borrowings. In June 2005, the Bank entered into an agreement with an unaffiliated bank for the availability of a $20,000,000 unsecured line of credit for the purchase of federal funds. In the third quarter of fiscal 2006, the agreement was amended to increase the available credit to $30,000,000. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. Interest is charged on any borrowed funds at a rate equal to the federal funds rate plus 0.25%. The line is used by the Bank to support short-term liquidity needs. At September 30, 2006, there were no amounts outstanding on this line of credit.

Cash Flow

Net cash used in operating activities was $11,599,000 and $2,475,000 for the three months ended September 29, 2006 and September 30, 2005, respectively. The primary reasons for the increased use of cash from operating activities from fiscal 2006 to fiscal 2007 were:

•	reduced net customer margin balances of $76,000,000 offset by increased investment in assets segregated for regulatory purposes of $28,159,000; and

•	an increase in securities lending and other broker/dealer balances of $77,000,000

Net cash used in investing activities for the three-month periods ended September 29, 2006 and September 30, 2005 was $55,323,000 and $32,624,000, respectively. The primary reason for the increase in cash used for investing activities was increased investments in loans at the Bank and our purchase of correspondent clients of Ameritrade.

Net cash flows provided by financing activities totaled $115,648,000 for the three-month period ended September 29, 2006 compared to $39,309,000 for the three-month period ended September 30, 2005. The primary reasons for the increases in cash proceeds is from securities sold under agreements to repurchase, in deposits at the Bank and in short-term borrowings by the broker/dealer.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2007.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire in December 31, 2006, to repurchase up to 468,910 shares.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. The plan purchased 10,373 shares in the three-month period ended September 29, 2006 at a cost of approximately $232,000 or $22.32 per share. 5,919 shares were distributed pursuant to the plan in the three-month period ended September 29, 2006. See “Part II. Other Information-Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, in the three-month period ended September 29, 2006, 6,981 shares were repurchased by the Company at an average price of $25.47 per share to cover tax liabilities.

RISK MANAGEMENT

We manage risk exposure by involving of various levels of management in establishing, maintaining and regularly monitoring maximum positions by industry and issuer in both trading and inventory accounts. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap”, by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

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

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending provided. The Bank has developed and implemented extensive policies and procedures to provide a robust process for proactively managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within the Dallas / Fort Worth metropolitan area. Also, the Bank purchases loans which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. The policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

Interest Rate Risk/Brokerage. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-2.43%
+200	-1.41%
+100	-0.40%
0	0%
-100	0.45%
-200	0.23%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2006 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$722,447	$21,312	$38,065	$29,376
Securities and FHLB Stock	3,169	—	—	268
Interest Bearing Deposits	55,787	—	—	—

Total Earning Assets	781,403	21,312	38,065	29,644

Interest Bearing Liabilities:
Transaction Accounts and Savings	636,551	—	—	—
Certificates of Deposit	26,287	36,300	13,997	7,009
Borrowings	8,321	544	12,777	33,364

Total Interest Bearing Liabilities	671,159	36,844	26,774	40,372

GAP	$110,244	$(15,532)	$11,291	$(10,728)

Cumulative GAP	$110,244	$94,712	$106,003	$95,275

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

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$412	$6,389	$10,260	$11,381	$28,442
U.S. Government and Government agency obligations	22,331	(48,124)	1,670	(10,615)	(34,738)
Corporate obligations	903	1,224	(2,614)	63,623	63,136

Total debt securities	23,646	(40,511)	9,316	64,389	56,840
Corporate equity	—	—	—	12,158	12,158
Other	10,161	—	—	—	10,161

	$33,807	$(40,511)	$9,316	$76,547	$79,159

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	6.6%	3.7%	3.8%	4.2%	4.0%
U.S. Government and Government agency obligations	2.9%	1.5%	5.8%	5.8%	2.8%
Corporate obligations	7.0%	5.3%	5.3%	5.3%	5.3%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$3,536	$3,536

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially since June 30, 2006. See our Annual Report on Form 10-K for the fiscal year then ended.

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

Our business and future prospects may fluctuate due to numerous factors, such as:

•	the interest rate environment;

•	the volume of trading in securities;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in the North Texas area and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements; and

•	the ability to attract and retain key personnel.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

Additionally, factors which may cause actual results to differ materially from our forward-looking statements include those factors discussed in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview,” “-Risk Management” and “-Critical Accounting Policies and Estimates” and those discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC and our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “-Risk Management.”

Item 4. Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 29, 2006. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 29, 2006, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three-month period ended September 29, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We may lose existing correspondents to self-clearing or otherwise. As our correspondents’ operations grow, they often consider the option of performing clearing functions themselves, in a process referred to in the securities industry as “self clearing.” As the transaction volume of a broker/dealer grows, the cost of implementing the necessary infrastructure for self-clearing may be eventually offset by the elimination of per transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing broker/dealers to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. Significant losses to self-clearing could have a material adverse affect on our business, financial condition, results of operations and cash flow. Additionally, industry consolidations or acquisitions may result in the loss of correspondents to self-clearing or to our competitors. Significant losses of correspondents could have a material adverse affect on our business, financial condition, results of operations and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by SWS during the quarter ended September 29, 2006 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
7/1/06 to 7/28/06	—	$—	—	468,910
7/29/06 to 8/25/06	6,981	25.47	—	468,910
8/26/06 to 9/29/06	—	—	—	468,910

	—	$—	—

(1)	Upon vesting of restricted stock in accordance with the restricted stock plan, a grantee may choose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. This amount represents the number repurchased as a result of vesting in August 2006.
(2)	There are 468,910 shares available for purchase under a stock repurchase program approved by our Board of Directors pursuant to which SWS has authorization, which will expire on December 31, 2006, to repurchase a total of 500,000 shares.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

November 7, 2006	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

November 7, 2006	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

November 7, 2006	/S/ Stacy Hodges
Date	(Signature)
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