Form 10-Q
period 2006-12-29
SWS GROUP INC
filed 2007-02-07
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

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

As of February 5, 2007, there were 27,392,114 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 29, 2006 and June 30, 2006

(In thousands, except par values and share amounts)

	December (unaudited)	June
Assets
Cash	$80,425	$41,674
Assets segregated for regulatory purposes	338,792	345,028
Receivable from brokers, dealers and clearing organizations	2,694,493	2,821,512
Receivable from clients, net of allowances	337,117	373,245
Loans held for sale, net	128,209	124,874
Loans, net	712,747	642,541
Securities owned, at market value	158,053	159,004
Securities purchased under agreements to resell	44,633	63,636
Goodwill	7,552	7,552
Marketable equity securities available for sale	4,224	3,593
Other assets	84,307	75,192

	$4,590,552	$4,657,851

Liabilities and Stockholders’ Equity
Short-term borrowings	$10,680	$30,500
Payable to brokers, dealers and clearing organizations	2,622,955	2,775,564
Payable to clients	597,276	617,697
Deposits	803,842	705,894
Securities sold under agreements to repurchase	10,002	7,719
Securities sold, not yet purchased, at market value	82,023	96,909
Drafts payable	26,633	29,144
Advances from Federal Home Loan Bank	59,337	47,094
Other liabilities	57,914	57,217

	4,270,662	4,367,738

Minority interest in consolidated subsidiaries	883	641

Commitments and contingencies

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 27,927,174 and outstanding 27,247,393 shares at December 29, 2006; issued 27,424,611 and outstanding 26,591,891 shares at June 30, 2006	2,792	1,828
Additional paid-in capital	266,857	255,331
Retained earnings	53,201	37,968
Accumulated other comprehensive income – unrealized holding gain net of tax of $863 at December 29, 2006 and $650 at June 30, 2006	1,656	1,225
Deferred compensation, net	1,604	1,610
Treasury stock (679,781 shares at December 29, 2006 and 832,720 shares at June 30, 2006, at cost)	(7,103)	(8,490)

Total stockholders’ equity	319,007	289,472

	$4,590,552	$4,657,851

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and six-months ended December 29, 2006 and December 30, 2005

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Revenues:
Net revenues from clearing operations	$3,056	$3,449	$6,127	$7,166
Commissions	24,360	25,057	43,299	46,127
Interest	74,877	50,868	144,782	102,960
Investment banking, advisory and administrative fees	8,050	6,931	18,425	16,107
Net gains on principal transactions	5,655	3,844	13,853	8,844
Other	9,111	6,855	14,769	12,571

Total revenue	125,109	97,004	241,255	193,775
Interest expense	50,802	31,727	96,607	64,333

Net revenues	74,307	65,277	144,648	129,442

Non-Interest Expenses:
Commissions and other employee compensation	40,837	37,469	81,681	75,292
Occupancy, equipment and computer service costs	5,489	5,930	10,829	11,567
Communications	2,103	2,250	4,289	4,652
Floor brokerage and clearing organization charges	1,106	798	2,276	2,093
Advertising and promotional	604	673	1,059	1,326
Other	4,841	5,653	10,467	11,653

Total non-interest expenses	54,980	52,773	110,601	106,583

Income from continuing operations before income tax expense	19,327	12,504	34,047	22,859
Income tax expense	6,422	4,379	11,059	8,108

Income from continuing operations	12,905	8,125	22,988	14,751

Discontinued operations:
Income from discontinued operations	45	1,047	86	1,801
Income tax expense	(14)	(345)	(27)	(599)
Minority interest	(5)	(62)	(9)	(91)

Income from discontinued operations	26	640	50	1,111

Income before cumulative effect of change in accounting principles	12,931	8,765	23,038	15,862
Cumulative effect of a change in accounting principle, net of tax of $40.	—	—	—	75

Net income	12,931	8,765	23,038	15,937
Net income recognized in other comprehensive income	456	202	431	460

Comprehensive income	$13,387	$8,967	$23,469	$16,397

	For the Three Months Ended		For the Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Earnings per share - basic
Income from continuing operations	$0.48	$0.31	$0.86	$0.57
Income from discontinued operations	—	0.03	—	0.04
Cumulative effect of change in accounting principles, net of tax	—	—	—	—

Net income	$0.48	$0.34	$0.86	$0.61

Weighted average shares outstanding – basic	26,836,292	26,030,746	26,654,548	26,011,387

Earnings per share – diluted
Income from continuing operations	$0.48	$0.31	$0.85	$0.56
Income from discontinued operations	—	0.02	—	0.04
Cumulative effect of change in accounting principles, net of tax	—	—	—	0.01

Net income	$0.48	$0.33	$0.85	$0.61

Weighted average shares outstanding – diluted	27,147,538	26,277,206	26,950,070	26,219,651

See accompanying Notes to Consolidated Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended December 29, 2006 and December 30, 2005

(In thousands)

(Unaudited)

	For the Six Months Ended
	December 29, 2006	December 30, 2005
Cash flows from operating activities:
Net income	$23,038	$15,937
Income from discontinued operations	(50)	(1,111)
Cumulative effect of a change in accounting principle	—	(75)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,417	2,797
Amortization/accretion of discounts/premiums on loans purchased	(771)	218
Provision for doubtful accounts	1,240	1,851
Deferred income tax benefit	(2,086)	(496)
Deferred compensation	1,462	1,009
Gain on sale of loans	(497)	(1,232)
(Gain) loss on sale of fixed assets	(5)	50
Gain on sale of real estate	(49)	(27)
Equity in losses (earnings) on of unconsolidated ventures	528	(1,431)
Dividend received on investment in Federal Home Loan Bank stock	(80)	(56)
Windfall tax benefits	(227)	(22)
Net change in minority interest in consolidated subsidiaries	231	127
Cash flow from operating activities of discontinued operations	148	3,996
Change in operating assets and liabilities:
Decrease (increase) in assets segregated for regulatory purposes	6,236	(36,853)
Net change in broker, dealer and clearing organization accounts	(25,590)	(9,393)
Net change in client accounts	15,227	39,166
Net change in loans held for sale	(3,335)	35,166
Decrease (increase) in securities owned	951	(9,453)
Decrease (increase) in securities purchased under agreements to resell	19,003	(5,217)
(Increase) decrease in other assets	(3,512)	1,407
(Decrease) increase in drafts payable	(2,511)	5,383
(Decrease) increase in securities sold, not yet purchased	(14,886)	8,943
Decrease in other liabilities	(759)	(3,152)

Net cash provided by operating activities	16,123	47,532

Cash flows from investing activities:
Purchase of fixed assets	(2,790)	(938)
Purchase of real estate	(284)	(12)
Proceeds from the sale of fixed assets	5	76
Proceeds from the sale of real estate	1,419	818
Loan originations and purchases	(367,223)	(327,835)
Loan repayments	296,963	257,170
Cash paid for purchase of correspondent clients of Ameritrade	(2,382)	—
Cash paid for purchase of O’Connor & Co. Securities, net of cash acquired	—	(86)
Cash paid on investments	—	(500)
Cash received on investments	—	1,630
Cash flow from investing activities of discontinued operations	—	10,521
Proceeds from the sale of Federal Home Loan Bank stock	—	2,708
Purchases of Federal Home Loan Bank stock	(7)	(487)

Net cash used in investing activities	(74,299)	(56,935)

Cash flows from financing activities:
Payments on short-term borrowings	(1,050,700)	(1,218,200)
Cash proceeds from short-term borrowings	1,030,880	1,197,100
Increase in deposits	97,948	54,050

	For the Six Months Ended
	December 29, 2006	December 30, 2005
Advances from the Federal Home Loan Bank	26,972	3,494,265
Payments on advances from Federal Home Loan Bank	(14,729)	(3,512,615)
Cash payments on notes payable – Bank	—	(1,700)
Payment of cash dividends on common stock – SWS Group	(3,993)	(3,505)
Windfall tax benefits	227	22
Cash proceeds on securities sold under agreements to repurchase	2,283	21,356
Net proceeds from exercise of stock options	8,114	1,024
Cash flow from financing activities of discontinued operations	—	(17,500)
Proceeds related to the Deferred Compensation Plan	157	145
Purchase of treasury stock	(232)	(477)

Net cash provided by financing activities	96,927	13,965

Net increase in cash	38,751	4,562
Cash at beginning of period	41,674	23,045

Cash at end of period	$80,425	$27,607

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$917	$2,074

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest from continuing operations	$54,768	$63,393

Taxes	$11,600	$4,550

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 29, 2006 and December 30, 2005

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 29, 2006, and for the three and six-month periods ended December 29, 2006 and December 30, 2005, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 30, 2006 filed on Form 10-K. Amounts included for June 30, 2006 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

On November 30, 2006, the Company’s Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. The additional shares were distributed on January 2, 2007, to shareholders of record on December 15, 2006. The distribution has been reflected in the December 29, 2006 financial statements. All references in the condensed consolidated financial statements to amounts per share and the number of shares outstanding have been restated to give retroactive effect to the stock split.

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

SWS Capital administered the Local Government Investment Cooperative (“LOGIC”) asset management service for cities, counties, schools and other local governments across Texas through September 4, 2005. LOGIC is an investment program tailored to the investing needs of local governments within the state of Texas. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. At December 29, 2006, SWS Capital had no assets under management.

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

On March 1, 2006, FSB Financial, LTD (“FSB Financial”) a purchaser, originator and servicer of non-prime automobile loans, sold substantially all of its assets for $35,870,000 in cash and the retirement of $116,868,000 of related debt. See “-Discontinued Operations.”

FSB Development develops single-family residential lots.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS for the second fiscal quarter are prepared as of the close of business on the last Friday of December. The Bank’s quarterly financial statements are prepared as of December 31, 2006. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

Discontinued Operations. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial, for $35,870,000 in cash and the retirement of $116,868,000 of related debt. Pursuant to the sale, 10% or $3,587,000 was placed in escrow until June 30, 2007 to secure the Bank’s indemnifications; until then, the Bank does not have access to the funds. This amount plus interest of $125,000 is presented in Other Assets in the accompanying Consolidated Statements of Financial Condition. A gain of $20,453,000 was recognized on the sale of which $2,965,000 was paid to the minority interest holder.

The results of FSB Financial, as summarized below, have been classified as discontinued operations for all periods presented, (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net revenues	$45	$4,215	$87	$8,552
Net income before taxes	45	1,047	86	1,801
Income tax expense	14	345	27	599
Minority interest	5	62	9	91
Income from discontinued operations	26	640	50	1,111

Amortization Expense. The Company has recorded a customer relationship intangible which is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in “-Intangible Assets”

EMPLOYEE BENEFITS

Deferred Compensation Plan. The Company purchases company-owned life insurance as a component of the company’s deferred compensation plan. The policies are valued at the cash surrender values as of the balance sheet date and are included in other assets in the Consolidated Statement of Financial Condition. During the second quarter of fiscal 2007, the Company received proceeds of $2,276,000 from company owned life insurance which were recorded in other revenue in the Consolidated Statements of Income and Comprehensive Income.

Stock Option Plans. At December 29, 2006, SWS had one active stock option plan, the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) and one expired plan, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) under which exerciseable options are still outstanding. All options outstanding under the 1996 Plan, which expired on February 1, 2006, may still be exercised until their contracted expiration date occurs. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six-months after grant and have a five-year term.

The Company has substantially eliminated the use of options as a compensation tool and currently grants restricted stock to reward directors, management and employees. Consequently, no stock options were granted during the six-months ended December 29, 2006.

SWS accounts for the plans under the recognition and measurement principles of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

Restricted Stock Plan. On November 12, 2003, the stockholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 750,000 shares of SWS Group’s common stock to SWS’ directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan is fully vested after three years, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

At various times in fiscal 2006, the Board of Directors approved grants to various officers and employees totaling 183,298 shares with a weighted average market value of $12.26 per share. In fiscal 2007, the Board of Directors approved grants to various officers and employees totaling 91,140 shares with a market value of $16.53 per share. As a result of these grants, SWS recorded deferred compensation in Additional Paid in Capital of approximately $2,074,000 and $1,364,000, respectively. For the three and six-months ended December 29, 2006, SWS has recognized compensation expense of approximately $414,000 and $747,000, respectively. For the three and six-months ended December 30, 2005, SWS has recognized compensation expense of approximately $252,000 and $431,000, respectively.

At December 29, 2006, the total number of shares outstanding under the Restricted Stock Plan was 240,356 and the total number of securities available for future grants was 390,399.

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

To facilitate the continued enhancement of the CSS system, SWS entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000 under a note bearing interest at 6% per annum. This note was ultimately forgiven in January 2005. In December 2003, SWS agreed to an additional equity investment of $2,900,000, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in equal quarterly installments (two purchases were made in fiscal years 2004 and 2005 totaling approximately $1,443,000 in each fiscal year) and ultimately resulted in increasing SWS’ position in CSS to 30.22%. These investments were made to insure the continued operation of CSS while needed enhancements to the system were built.

SWS did not participate in CSS’ equity offering in January 2005. SWS has developed many of the functions needed to run the CSS system in-house and is no longer dependent on CSS for enhancements. Subsequent to the equity offering in January 2005, SWS owned 13.7% of CSS. SWS has not made any additional investments in CSS since January 2005.

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers successfully converted to the CSS system by December 31, 2006. CSS made written demand of $1.7 million in additional maintenance payments from SWS in January 2007. SWS does not believe that the terms of the contract have been fulfilled and is disputing the payment. SWS has accrued its best estimate of the ultimate resolution of this matter in the financial statements as of December 29, 2006.

Also, if it is determined that the member did convert its system successfully, SWS will be obligated to make a second payment of $1,700,000 in calendar year 2007, provided certain other conditions are met.

SWS’ share of the undistributed losses of CSS for the three and six-months ended December 29, 2006 were $277,000 and $414,000, respectively. From inception of the investment to date, SWS’ pro-rata percentage of losses of $8,961,000 was greater than the $6,386,000 loaned and invested by $2,575,000. As a result, there is no recorded equity investment or loan receivable from CSS at December 29, 2006.

Summarized financial information of CSS is as follows (in thousands):

	December 31, 2006	June 30, 2006
Total assets	$5,795	$4,313
Total liabilities	6,773	5,639
Shareholders’ deficit	(978)	(1,326)

	Three Months Ended
	December 31, 2006	December 31, 2005
Total revenues	$933	$1,189
Net loss	(2,024)	(1,689)

	Six Months Ended
	December 31, 2006	December 31, 2005
Total revenues	$1,992	$2,669
Net loss	(3,022)	(3,088)

Other Equity Investments. SWS has two other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of December 29, 2006, SWS had contributed $4,000,000 of this commitment. During the three and six-months ended December 29, 2006, SWS recorded income of $73,000 and losses of $528,000, respectively, related to this investment. In comparison during the three and six-months ended December 30, 2005, SWS recorded income of $1,547,000 and $1,538,000, respectively, related to the investment. In December 2005, SWS received a distribution of $1,547,000.

SWS’ remaining equity investment sold its assets to a third party in December 2005, with SWS receiving a distribution of $83,000 for its portion of the sale proceeds. As a result, SWS recorded total losses for the three and six-months ended December 30, 2005 of $105,000 and $106,600, respectively.

In fiscal 2007, the Bank committed $3,000,000 to invest in a limited partnership venture capital fund as a cost effective way of meeting its obligations under the Community Reinvestment Act. As of December 31, 2006, the Bank has invested $900,000 of its commitment. No gains or losses have been recorded for the three and six-months ended December 31, 2006.

Variable Interest Entity. SWS consolidates investments which meet the definition of a “Variable Interest Entity” as defined in Financial Interpretation (“FIN”) No. 46R. In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. The Bank has established a $2,400,000 line of credit with this limited partnership. If drawn this line bears a rate of prime plus 1%. At both December 31, 2006 and June 30, 2006, $1,606,000 was outstanding on this line of credit. The line allows the limited partnership to purchase the land to be used in the development and was amended in the March 2006 quarter to be payable on September 10, 2007. This entity is consolidated at the Bank level through FSB Development. As of December 31, 2006 and June 30, 2006, the Bank consolidated $2,405,000 and $2,124,000, respectively, in assets for this investment. For the three and six-months ended December 31, 2006, the Bank consolidated $38,000 and $75,000 in net losses, respectively, for this investment, which is eliminated in consolidation. For the three and six-months ended December 31, 2005, the Bank consolidated $29,000 and $57,000 in net losses for this investment, which is eliminated in consolidation.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 29, 2006, SWS had U.S. Treasury securities with a market value of approximately $40,253,000, reverse repurchase agreements of approximately $132,013,000 and related cash and accrued interest of approximately $166,526,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $132,892,000. At December 29, 2006, SWS had no position in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”).

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

MARKETABLE EQUITY SECURITIES

SWS owns shares of common stock in U.S. Home Systems, Inc. (“USHS”) and Westwood Holding Group, Inc., (“Westwood”) that are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At December 29, 2006 and June 30, 2006, SWS held 357,154 shares of USHS with a cost basis of $1,576,000. The market value of the USHS shares was $4,043,000 at December 29, 2006 and $3,432,000 at June 30, 2006. There were no sales of USHS stock in the three and six-month periods ended December 29, 2006 and December 30, 2005.

At December 29, 2006 and June 30, 2006, SWS held 7,840 and 8,556 shares of Westwood, respectively, within the deferred compensation plan with a cost basis of $129,000 and $143,000, respectively. The market value of the Westwood shares was $181,000 at December 29, 2006 and $161,000 at June 30, 2006. The reduction in shares results from distributions from the deferred compensation plan.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 29, 2006 and June 30, 2006, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December	June
Receivable
Securities failed to deliver	$22,286	$33,123
Securities borrowed	2,607,106	2,728,679
Correspondent broker/dealers	30,672	34,601
Clearing organizations	9,632	9,730
Other	24,797	15,379

	$2,694,493	$2,821,512

Payable
Securities failed to receive	$24,664	$43,723
Securities loaned	2,563,035	2,701,368
Correspondent broker/dealers	19,633	18,464
Other	15,623	12,009

	$2,622,955	$2,775,564

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At December 29, 2006, SWS had collateral of $2,607,106,000 under securities lending agreements, of which SWS had repledged $2,540,278,000. SWS had collateral of $2,728,266,000 under securities lending agreements, of which SWS had repledged $2,653,504,000 at June 30, 2006.

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of aggregate cost or market value. Loans held for sale consisted of first mortgage loans and home improvement loans which had been purchased or originated but had not yet been sold in the secondary market.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable at December 31, 2006 and June 30, 2006 are summarized as follows (in thousands):

	December	June
First mortgage loans (principally conventional):
Real estate	$412,663	$379,895
Construction	225,306	200,523

	637,969	580,418

Consumer and other loans:
Commercial	67,784	55,634
Other	6,483	6,753

	74,267	62,387

Factored receivables	8,965	8,445

	721,201	651,250
Unearned income	(2,957)	(3,662)
Allowance for probable loan losses	(5,497)	(5,047)

	$712,747	$642,541

Impairment of loans with a recorded investment of approximately $695,000 and $682,000 at December 31, 2006 and June 30, 2006, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118 “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures-an amendment of SFAS No. 114”. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $49,000 and $98,000 at December 31, 2006 and 2005, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the second quarter of fiscal 2007 and fiscal 2006.

An analysis of the allowance for probable loan losses for the three and six-months ended December 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Balance at beginning of period	$5,347	$7,558	$5,047	$7,450
Continuing operations:
Provision for loan losses	421	614	715	1,165
Net recoveries (charge-offs)	(271)	(151)	(265)	(158)

	150	463	450	1,007

Discontinued operations:
Provision for loan losses	—	1,454	—	3,392
Net charge-offs	—	(2,324)	—	(4,698)
Sale of FSB Financial	—	—	—	—

	—	(870)	—	(1,306)

Balance at end of period	$5,497	$7,151	$5,497	$7,151

The reserve to loan ratio as of December 31, 2006 and 2005 was 0.77% and 0.83%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At December 29, 2006 and June 30, 2006, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	December	June
Securities owned
Corporate equity securities	$19,084	$14,676
Municipal obligations	29,896	30,971
U.S. Government and Government agency obligations	23,322	46,168
Corporate obligations	74,784	54,076
Other	10,967	13,113

	$158,053	$159,004

Securities sold, not yet purchased
Corporate equity securities	$1,983	$1,715
Municipal obligations	—	57
U.S. Government and Government agency obligations	49,715	76,132
Corporate obligations	29,627	18,220
Other	698	785

	$82,023	$96,909

During the quarter, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $5,110,000 and $5,044,000 at December 29, 2006 and June 30, 2006, respectively. Additionally, at December 29, 2006 and June 30, 2006, SWS had pledged firm securities valued at $2,816,000 and $2,025,000, respectively, in conjunction with securities lending activities.

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

SWS also had an investment in Archipelago recorded at its cost of zero. SWS owned 23,721 shares of Archipelago stock prior to the merger of the NYSE and Archipelago. Upon the merger, each outstanding share of Archipelago common stock was converted into one share of NYX stock. At December 29, 2006, the market value of these shares was $ 2,299,000.

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

The 80,177 NYX shares have been discounted at an overall rate of 11.88% of the market price of NYX stock at December 29, 2006. The discount rate was determined based on the length of time of the restrictions, expected rate of return for this type of investment and the relative amount of restricted NYX stock versus fully tradable stock.

As of December 29, 2006, our total investment, 103,898 of NYX shares, was valued at $9,166,000.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At December 29, 2006, SWS held reverse repurchase agreements totaling $44,633,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $44,447,000. At June 30, 2006, SWS held reverse repurchase agreements totaling $63,636,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $63,266,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2006 in June 2006, as required by SFAS No. 142 and based on the results of the valuation, SWS’ goodwill balance was not impaired. There have been no events in the last six-months that would trigger an interim assessment on the fair value of goodwill.

SWS has two reporting segments with goodwill, clearing and institutional brokerage, both part of Southwest Securities. There were no changes in the carrying value of goodwill during the six-month period ended December 29, 2006.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to the Company’s clearing platform. The purchase price was based on the estimated value of the transferred correspondents. One half of the purchase price, $2.4 million, was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade will receive 100 percent of the remaining amount if the transferred correspondents meet agreed upon ticket volumes. If these volumes are not met, the second payment will be pro-rated by the ticket volumes incurred compared to the agreed upon ticket volume. The maximum purchase price is approximately $5.8 million. As a result of this transaction, the Company has recorded a customer relationship intangible of $4.4 million, which is the Company’s estimate of the minimum amount to be paid. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS has recognized approximately $372,000 of amortization expense for the six-months ended December 29, 2006. The intangible is included in Other Assets on the Consolidated Statement of Financial Condition.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 29, 2006, the amount outstanding under these secured arrangements was $10,680,000, which was collateralized by securities held for firm accounts valued at $84,148,000. At June 30, 2006, the amount outstanding under these secured arrangements was $30,500,000, which was collateralized by securities held for firm accounts valued at $68,089,000.

SWS has unsecured letters of credit, aggregating $2,250,000 at both December 29, 2006 and June 30, 2005, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At both December 29, 2006 and June 30, 2006, SWS had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS that was dissolved in July 2004, in the amount of $571,000 and $714,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. At December 29, 2006 and June 30, 2006, the total amount available for borrowings was $17,179,000 and $17,036,000, respectively. There were no amounts outstanding on this line other than $2,821,000 and $2,964,000, under unsecured letters of credit at both December 29, 2006 and June 30, 2006, respectively.

SWS has an irrevocable letter of credit agreement aggregating $53,000,000 at December 29, 2006 and June 30, 2006, respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $67,990,000 and $81,303,000 at December 29, 2006 and June 30, 2006, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At December 29, 2006, approximately $421,953,000 of client securities under customer margin loans was available to be pledged, of which SWS has pledged $22,701,000 under securities loan agreements. At June 30, 2006, approximately $479,956,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $47,049,000 under securities loan agreements.

DEPOSITS

Deposits at December 31, 2006 and June 30, 2006 are summarized as follows (dollars in thousands):

	December		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$50,551	6.3%	$46,942	6.7%
Interest bearing demand accounts	48,241	6.0	79,198	11.2
Savings accounts	598,119	74.4	468,767	66.4
Limited access money market accounts	27,176	3.4	26,092	3.7
Certificates of deposit, less than $100,000	54,382	6.8	59,304	8.4
Certificates of deposit, $100,000 and greater	25,373	3.1	25,591	3.6

	$803,842	100.0%	$705,894	100.0%

The weighted average interest rate on deposits was approximately 4.06% at December 31, 2006 and 3.67% at June 30, 2006.

At December 31, 2006, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total
Certificates of deposit, less than $100,000	$41,192	$6,509	$2,896	$2,527	$1,258	$54,382
Certificates of deposit, $100,000 and greater	17,887	2,776	2,288	2,069	353	25,373

	$59,079	$9,285	$5,184	$4,596	$1,611	$79,755

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 29, 2006 and June 30, 2006 were $10,002,000 and $7,719,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At December 31, 2006 and June 30, 2006, advances from the FHLB were due as follows (in thousands):

	December	June
Maturity:
Due within one year	$6,076	$9,753
Due within two years	721	—
Due within five years	13,278	12,544
Due within seven years	2,811	4,421
Due within ten years	7,373	6,657
Due within twenty years	29,078	13,719

	$59,337	$47,094

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $259,000,000 of collateral value (as defined) in qualifying loans at December 31, 2006 (calculated at September 30, 2006). At June 30, 2006 (calculated at March 31, 2006), advances with interest rates from 2% to 8% were collateralized by approximately $192,000,000 of collateral value in qualifying loans.

BANK BORROWINGS

In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured line of credit for the purchase of federal funds. The line bore interest at a rate equal to the federal funds rate plus 0.25%. In the third quarter ended March 31, 2006, the agreement was amended to increase the available credit to $30,000,000. Beginning in the second quarter of fiscal 2007, the interest rate charged on any borrowed funds is at a rate quoted by the unaffiliated bank and accepted by the Bank. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At December 31, 2006 and June 30, 2006, there were no amounts outstanding on this line of credit.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 under the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 under the 1934 Act. At December 29, 2006, Southwest Securities had net capital of $141,641,000, or approximately 33.65% of aggregate debit balances, which was $133,224,000 in excess of its minimum net capital requirement of $8,417,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 29, 2006, Southwest Securities had net capital of $120,597,000 in excess of 5% of aggregate debit items.

SWS Financial follows the basic (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At December 29, 2006, the net capital and excess net capital of SWS Financial were $1,041,000 and $791,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and June 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006 and June 30, 2006, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:

Total capital to risk weighted assets	$84,824	10.3%	$65,683	8.0%	$82,104	10.0%
Tier I capital to risk weighted assets	79,326	9.7	32,842	4.0	49,262	6.0
Tier I capital to adjusted total assets	79,326	8.4	37,853	4.0	47,316	5.0

June 30, 2006:
Total capital to risk weighted assets	$75,574	10.6%	$56,831	8.0%	$71,039	10.0%
Tier I capital to risk weighted assets	70,526	9.9	28,416	4.0	42,624	6.0
Tier I capital to adjusted total assets	70,526	8.5	33,114	4.0	41,393	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and six-months ended December 29, 2006 and December 30, 2005 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Income from continuing operations	$12,905	$8,125	$22,988	$14,751
Income from discontinued operations	26	640	50	1,111
Cumulative effect of a change in accounting principles	—	—	—	75

Net income	$12,931	$8,765	$23,038	$15,937

Weighted average shares outstanding – basic	26,836,292	26,030,746	26,654,548	26,011,387
Effect of dilutive securities:
Assumed exercise of stock options	239,042	171,806	223,215	146,998
Restricted stock	72,204	74,654	72,307	61,266

Weighted average shares outstanding – diluted	27,147,538	26,277,206	26,950,070	26,219,651

Earnings per share – basic
Income from continuing operations	$0.48	$0.31	$0.86	$0.57
Income from discontinued operations	—	0.03	—	0.04
Cumulative effect of a change in accounting principles	—	—	—

Net income	$0.48	$0.34	$0.86	$0.61

Earnings per share – diluted
Income from continuing operations	$0.48	$0.31	$0.85	$0.56
Income from discontinued operations	—	0.02	—	0.04
Cumulative effect of a change in accounting principles	—	—	—	0.01

Net income	$0.48	$0.33	$0.85	$0.61

At December 29, 2006 and December 30, 2005, there were approximately 909,000 and 1.9 million options outstanding under the two stock option plans, respectively. See “-Employee Benefits.” As of December 29, 2006 there were no anti-dilutive options outstanding. As of December 30, 2005, approximately 160,389 outstanding options were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF TREASURY STOCK

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire in June 30, 2008, to repurchase up to 500,000 shares. No shares were repurchased by SWS under the previous program which expired December 31, 2006 for the six-months ended December 29, 2006. In October 2005, 46,635 shares were repurchased at a cost of $478,000, or $10.24 per share, in accordance with the repurchase plan.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan did not purchase any shares in the three months ended December 29, 2006. The plan purchased 15,560 shares in the six months ended December 29, 2006 at a cost of approximately $232,000 or $14.88 per share. 15,572 shares were distributed pursuant to the plan in the six-month period ended December 29, 2006. The plan did not purchase any shares in the three and six-month periods ended December 30, 2005. 917 shares were sold or distributed pursuant to the plan in the six-month period ended December 30, 2005.

During the first half of fiscal 2007, one-third of the shares for the August 18, 2004, August 25, 2005, November 11, 2003 and November 25, 2005 grants previously granted under the restricted stock plan vested. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. As a result, 13,581 shares were repurchased with a market value of approximately $239,000 or $17.60 per share.

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

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiaries comprise the bank segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Managed Advisors and Accounts department), the insurance subsidiaries and through SWS Financial (which contracts with independent representatives for the administration of their securities business).

Other. The category “other” includes SWS Group, Corporate Administration, SWS Capital and Capital Markets, which includes the financial results of SWS’ Institutional Sales & Research departments. Certain assets of this business were sold in January 2006 and as a result, the financial results of this department are included in the analysis for three and six-month periods ending December 30, 2005. SWS Group is a holding company that owns various investments, including USHS and NYX common stock.

The following tables provide additional information regarding our segmentation for the three and six-month periods ended December 29, 2006 and December 30, 2005:

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other	Consolidated SWS Group, Inc.
Three months ended December 29, 2006

Operating revenue	$5,753	$17,879	$21,503	$708	$4,389	$50,232
Net intersegment revenues	(234)	256	365	1,421	(1,808)	__
Net interest revenue	4,144	1,821	5,263	12,265	582	24,075
Net revenues	9,897	19,700	26,766	12,973	4,971	74,307
Operating expenses	4,664	16,062	18,638	6,221	9,395	54,980
Depreciation and amortization	323	138	114	140	556	1,271
Income (loss) from continuing operations before taxes	5,233	3,638	8,128	6,752	(4,424)	19,327
Income from discontinued operations	—	—	—	26	—	26

Three months ended December 30, 2005

Operating revenue	$5,689	$16,043	$19,983	$653	$3,768	$46,136
Net intersegment revenues	(244)	244	127	1,102	(1,229)	—
Net interest revenue	3,232	1,612	3,168	10,314	815	19,141
Net revenues	8,921	17,655	23,151	10,967	4,583	65,277
Operating expenses	5,256	15,466	16,415	5,709	9,927	52,773
Depreciation and amortization	24	166	131	205	854	1,380
Income (loss) from continuing operations before taxes	3,665	2,189	6,736	5,258	(5,344)	12,504
Income from discontinued operations	—	—	—	640	—	640

(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other	Consolidated SWS Group, Inc.
Six months ended December 29, 2006

Operating revenue	$11,051	$33,765	$44,164	$1,360	$6,133	$96,473
Net intersegment revenues	(438)	466	542	2,713	(3,283)	—
Net interest revenue	7,873	3,480	11,842	23,935	1,045	48,175
Net revenues	18,924	37,245	56,006	25,295	7,178	144,648
Operating expenses	9,295	30,687	37,786	12,327	20,506	110,601
Depreciation and amortization	405	267	231	337	1,177	2,417
Income (loss) from continuing operations before taxes	9,629	6,558	18,220	12,968	(13,328)	34,047
Income from discontinued operations	—	—	—	50	—	50

Six months ended December 30, 2005

Operating revenue	$11,738	$31,276	$39,738	$1,412	$6,651	$90,815
Net intersegment revenues	(492)	514	309	2,121	(2,452)	—
Net interest revenue	6,785	3,137	7,183	20,314	1,208	38,627
Net revenues	18,523	34,413	46,921	21,726	7,859	129,442
Operating expenses	10,447	30,095	33,312	11,763	20,966	106,583
Depreciation and amortization	49	324	265	402	1,757	2,797
Income (loss) from continuing operations before taxes	8,076	4,318	13,609	9,963	(13,107)	22,859
Income from discontinued operations	—	—	—	1,111	—	1,111

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

Venture Capital Funds. SWS has committed $5,000,000 to invest in a limited partnership venture capital fund. As of December 29, 2006, SWS had contributed $4,000,000 of its commitment. The Bank has committed $3,000,000 to invest in a limited partnership venture capital fund. As of December 31, 2006, the Bank has invested $900,000 of its commitment.

Underwriting. Through its participation in underwriting, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at December 29, 2006 were $301,859,000. All open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material effect on the consolidated financial statements.

Guarantees. The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $1,297,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

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

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has recently issued the following SFAS and FASB interpretations, which are applicable to SWS:

EITF 06-05, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4. The EITF provides guidance on the recording of the value of company owned life insurance and appropriate disclosure in the financial statements. The EIFT is effective for fiscal years beginning after December 15, 2006, our fiscal 2008. SWS is assessing the impact of this interpretation on its financial statements and processes.

Staff Accounting Bulletin No. 108. The staff accounting bulletin, which was issued by the SEC on September 13, 2006, provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff accounting bulletin is effective for the interim period of the first fiscal year ending after November 15, 2006, our second quarter of fiscal 2007. SWS has assessed the impact of staff accounting bulletin No. 108 and has determined that no material adjustments were required to comply with the terms of this bulletin.

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

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” In March 2006, FASB issued this standard which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. The Bank, and thus SWS Group, will implement this standard July 1, 2007. The Bank has determined the impact of this SFAS on the financial statements to be immaterial.

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

Business Environment

Financial market conditions improved during the second quarter of fiscal 2007. Short-term interest rates increased 100 basis points since December 2005 but have been unchanged since June 30, 2006. After several months of increasing energy prices, prices began to stabilize in the first half of fiscal 2007. The Federal Reserve Board’s federal funds rate was 5.25% during the second quarter of fiscal 2007 and 4.25% for that same period in fiscal 2006. The Dow Jones Industrial Average increased 16.29% from the end of the second quarter of fiscal 2006 to the second quarter of fiscal 2007 while the Standard & Poor’s 500 Index and the NASDAQ Composite Index rose 13.62% and 9.52%, respectively, for the same time periods. Average daily volume on the New York Stock Exchange rose 11.38% for fiscal 2007.

Our clearing segment is dependent on active markets. Generally, increasing volume on the national securities exchanges indicates increasing volumes in our clearing segment. Clearing volumes increased 48% from the second quarter of fiscal 2006 to fiscal 2007, driven by higher volumes in the market primarily from our high volume trading customers. During the second quarter of fiscal 2007, one of our clearing customers sold certain businesses to another regional brokerage firm, and we are no longer clearing this business. This customer accounted for $4.4 million in net revenue and $2.9 million in income in fiscal 2006, and accounted for $1.6 million in net revenue and $1.1 million in income for fiscal 2007.

The interest rate environment is significant for our institutional brokerage segment as well as for the Bank. Rising interest rates give us the opportunity to increase spreads in the securities lending business while negatively impacting the value of our fixed income inventories and the opportunities for debt offerings.

Our fixed income areas are also impacted by the relationship of key short-term and long-term rates. In the current environment, short-term and long-term rates are similar (a “flat” yield curve). This generally has a negative impact on the fixed income business. As the yield curve normalizes, this business should be positively impacted. The stable interest rate environment over the current fiscal year has led to slight increases in volumes in this business.

Positive directional movements in key equity indices are key indicators of a good environment for our retail brokerage segment. As equity indices continued to rise in the second quarter of fiscal 2007, so did the revenues in this segment.

The Banking segment is also impacted by interest rates, specifically mortgage rates because a substantial portion of the bank’s portfolio relates to real estate lending. National rates for a 30 year mortgage decreased 4 basis points from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, from 6.22% to 6.18%. Attractive mortgage rates and a healthy housing market are key indicators of the growth prospects at the Bank. The North Texas housing market has experienced some slow-down over the past six months with reduced housing starts and increased inventories. However, prices have remained stable. Overall, the housing market in Texas remains healthy.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results are discussed below.

3-for-2 Stock Split. On November 30, 2006, the Company’s Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. The additional shares were distributed on January 2, 2007, to shareholders of record on December 15, 2006. All references in the condensed consolidated financial statements to amounts per share and the number of shares outstanding have been restated to give retroactive effect to the stock split.

Payments to the Deferred Compensation Plan. We purchase company-owned life insurance as a component of the company’s deferred compensation plan. The policies are valued at the cash surrender values as of the balance sheet date and are included in other assets in the Consolidated Statement of Financial Condition. During the second quarter of fiscal 2007, we received proceeds of $2,276,000 from company owned life insurance which were recorded in other revenue in the Consolidated Statements of Income and Comprehensive Income.

TD Ameritrade Transaction: On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to our clearing platform. As an inducement to transfer, we generally provided substantial clearing fee discounts for a transition period. As a result of this transaction, we have recorded a customer relationship intangible of $4,400,000, which is being amortized over a five year period at a rate based on the future economic benefit of the customer relationships. As a result, we recognized approximately $306,510 and $371,763 of amortization expense for the three and six-months ended December 29, 2006, respectively. See additional discussion in “-Intangible Assets” in the Notes to the Consolidated Financial Statements contained in this Report.

Discontinued operations/FSB Financial, LTD (“FSB Financial”). In March 2006, the Bank sold the assets of its subsidiary, FSB Financial, for $35,870,000 in cash and the retirement of $116,868,000 of related debt. Pursuant to the sale, 10% of the cash purchase price, or $3,587,000, was placed in escrow until June 30, 2007 to secure the Bank’s indemnifications; until then, the Bank does not have access to these funds. This amount plus interest of $125,000 is presented in Other Assets in the accompanying Consolidated Statement of Financial Condition. The results of FSB Financial are classified as discontinued operations for all periods presented.

NYSE/Archipelago. SWS owned 23,721 shares of Archipelago Holdings, LLC (“Archipelago”) stock prior to the merger of Archipelago and the NYSE in March 2006. As part of the merger, Southwest Securities surrendered its one NYSE seat (carried at a cost of $230,000) in return for $300,000 in cash and 80,177 restricted shares of the new entity, NYSE Group, Inc. (“NYX”). The gain on this transaction was $5,200,000. For the three and six-months ended December 29, 2006, we have recorded gains on the restricted shares of $1,770,000 and $2,435,000, respectively.

Upon the merger of NYSE and Archipelago, each share of our Archipelago stock was converted into one share of NYX common stock. For the three and six-months ended December 29, 2006, we recorded gains of $538,000 and $687,000, respectively, from the market appreciation of these shares. For the three and six-months ended December 30, 2005, we recorded gains of $210,000 and $199,000, respectively, from the change in the market value of these shares.

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

Subsequent to an equity offering by CSS in January 2005, we own 13.7% of CSS. Because no additional investments were made in CSS since the last half of fiscal 2005, we did not record any equity in losses of CSS. As of December 29, 2006, there is no recorded equity investment in CSS.

Our pro-rata share of CSS’ losses for the three and six-month periods ended December 29, 2006 were $277,000 and $414,000, respectively. For the three and six-months periods ended December 30, 2005, our pro-rata share of CSS’ losses was $232,000 and $423,000, respectively. From inception of the investment to date, our pro-rata percentage of losses of $8,961,000 was greater than the $6,386,000 loaned and invested by $2,575,000.

In April 2006, we signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers successfully converted to the CSS system by December 31, 2006. CSS made written demand of $1.7 million in additional maintenance payments from us in January 2007. We do not believe that the terms of the contract have been fulfilled and are disputing the payment. We have accrued our best estimate of the ultimate resolution of this matter in the financial statements as of December 29, 2006.

Also, if it is determined that the member did convert its system successfully, we are obligated to make a second payment of $1,700,000 in calendar 2007, provided certain other conditions are met. See additional discussion in “-Investment” in the Notes to the Consolidated Financial Statements contained in this Report.

RESULTS OF OPERATIONS

Net income for the three and six-month periods ended December 29, 2006 was $12,931,000 and $23,038,000, representing an increase of $4,166,000 and $7,101,000, respectively, over net income for the comparable three and six-month period ended December 30, 2005. The three and six-month periods ended December 29, 2006 and December 30, 2005 contained 63 and 126 and 63 and 131 trading days, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-month periods ended December 29, 2006 compared to the three and six-month periods ended December 30, 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	Amount	%	Amount	%
Net revenues:
Net revenues from clearing operations	$(393)	(11)%	$(1,039)	(14)%
Commissions	(697)	(3)	(2,828)	(6)
Net interest	4,934	26	9,548	25
Investment banking, advisory and administrative fees	1,119	16	2,318	14
Net gains on principal transactions	1,811	47	5,009	57
Other	2,256	33	2,198	17

	9,030	14	15,206	12

Operating expenses:
Commissions and other employee compensation	$3,368	9%	$6,389	8%
Occupancy, equipment and computer service costs	(441)	(7)	(738)	(6)
Communications	(147)	(7)	(363)	(8)
Floor brokerage and clearing organization charges	308	39	183	9
Advertising and promotional	(69)	(10)	(267)	(20)
Other	(812)	(14)	(1,186)	(10)

	2,207	4	4,018	4

Pretax income	$6,823	55%	$11,188	49%

Net revenues increased for the second quarter of fiscal 2007 by $9,030,000. The largest components of the increase were in net interest revenue, $4,934,000, other, $2,256,000 and net gains on principal transactions, $1,811,000. The increase in net interest revenue is primarily due to an increase at the Bank in average loans balances over the prior fiscal year. The increase was also due to an increase in spreads and average balances in the stock lending business. The increase in other is due primarily to proceeds from company owned life insurance policies. The increase in net gains on principal transactions is primarily due to an increase in the value of our NYX stock investment and an increase in fixed income trading revenue.

Net revenues increased for the first half fiscal 2007 by $15,206,000. The largest components of the increase were in net interest revenue, $9,548,000, net gains on principal transactions, $5,009,000, and other, $2,198,000. These increases were due to substantially the same reasons as described in the paragraph above. Investment banking, advisory and administrative fees also increased by $2,318,000 due to an increase in fees from our corporate finance business. These increases are offset by a decrease in clearing revenue of $1,039,000 and commissions of $2,828,000. The decrease in clearing revenues is due primarily to decreased revenue from general securities correspondents. The decrease in commissions is due primarily to the sale of our institutional sales business line in the third quarter of fiscal 2006.

Operating expenses increased $2,207,000 for the three-months ended December 29, 2006 as compared to the same period of fiscal 2005. The largest increase was in commissions and other employee compensation. The increase in commissions and other employee compensation is due primarily to increased business profitability.

Operating expenses increased $4,018,000 for the six-months ended December 29, 2006 as compared to the same period of fiscal 2005. The largest increase was in commissions and other employee compensation as described above.

Net Revenues from Clearing Operations. Net clearing revenues decreased $393,000 and $1,039,000 for the three and six-month periods ended December 29, 2006 when compared to the three and six-months periods ended December 30, 2005, respectively. We processed 3,790,892 and 8,231,010 transactions during the second quarter and first half of fiscal 2007 compared to 2,559,500 and 4,969,401 transactions in the same periods of fiscal 2006. Revenue decreased despite the increase in transactions because the additional tickets were primarily in the day trader business, which has a lower fee per ticket than our general securities processing. Average revenue per ticket decreased to $0.81 from $1.35 when comparing the second quarter of fiscal 2007 to the same period of fiscal 2006. Revenue per ticket decreased to $0.81 from $1.44 for the six-month periods of fiscal 2007 and 2006, respectively. Additionally, the correspondents acquired from Ameritrade in July 2006 received substantially discounted clearing fees in the first half of fiscal 2007. Correspondent count at December 29, 2006 was 215 versus 216 at December 30, 2005.

Commissions. Commission revenue decreased 3% and 6%, respectively, for the three and six-month periods ended December 29, 2006 compared to the three and six-month periods ended December 30, 2005. The primary reason for the decline was the sale of the Institutional Equity Sales in January of 2006. Commissions from the retail brokerage segment were up $681,000 and $12,000, respectively, for the three and six-months periods ended December 29, 2006 primarily due to an increase in business by our Private Client Group in December. Commission revenue by type of representative is as follows (dollars in thousands):

	Commission Revenue				No. of Reps
	Three Months Ended		Six Months Ended		As of
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Retail brokerage:
Private Client Group	$6,572	$6,146	$11,959	$11,513	94	97
Independent registered representatives	5,414	5,159	10,171	10,605	371	372

	11,986	11,305	22,130	22,118	465	469

Institutional brokerage:
Fixed income sales & trading	5,987	5,927	10,833	11,537	34	37
Institutional equity sales	—	1,088	—	2,354	—	5
Portfolio trading	6,288	6,664	10,129	9,966

	12,275	13,679	20,962	23,857

Other	99	73	207	152

	$24,360	$25,057	$43,299	$46,127

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

The components of interest earnings are as follows for the three and six-month periods ended December 29, 2006 and December 30, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Interest revenue:
Customer margin accounts and assets segregated for regulatory purposes	$11,349	$9,527	$21,374	$18,586
Stock borrowed	40,490	24,523	76,886	51,557
Bank loans	20,047	15,587	39,069	30,242
Other	2,991	1,231	7,453	2,575

	$74,877	$50,868	$144,782	$102,960

Interest expense:
Customer funds on deposit	$5,986	$4,667	$12,021	$8,725
Stock loaned	34,914	21,043	65,825	44,152
Bank deposits	8,325	4,613	15,914	8,458
Federal Home Loan Bank advances	723	753	1,336	1,661
Notes Payable	—	—	—	—
Other	854	651	1,511	1,337

	50,802	31,727	96,607	64,333

Net interest	$24,075	$19,141	$48,175	$38,627

Brokerage: For the three and six-months ended December 29, 2006, net interest income from the brokerage segments accounted for approximately 15.9% and 16.7%, respectively, of our net revenue. For the three and six-months ended December 30, 2005, net interest income from the brokerage segments accounted for approximately 13.5% and 14.2%, respectively, of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Average interest-earning assets:
Customer margin balances	$288,000	$326,000	$309,000	$325,000
Assets segregated for regulatory purposes	380,000	352,000	358,000	346,000
Stock borrowed	3,072,000	2,491,000	3,014,000	2,532,000
Average interest-bearing liabilities:
Customer funds on deposit	546,000	565,000	549,000	556,000
Stock loaned	3,003,000	2,417,000	2,957,000	2,454,000

Net interest revenue from customer balances increased slightly for the three-months ended December 29, 2006 over the second quarter of fiscal 2006 due primarily to increased interest earnings on assets segregated for regulatory purposes. The increase in net interest revenue generated from securities lending activities for the quarter is due to an increase in the net interest spread of 18 basis points and a 23% increase in average balances. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business. The increase in other interest revenue is due to increased activity in fixed income securities.

Net interest revenue from customer balances decreased 5% for the six-months ended December 29, 2006 over the second half of fiscal 2006 due primarily to lower average margin balances. The increase in net interest revenue generated from securities lending activities for the quarter is due to an increase in the net interest spread of 21 basis points and a 19% increase in average balances. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business. The increase in other interest revenue is due to increased activity in fixed income securities.

Banking: Net interest revenue generated by the Bank accounted for approximately 16.5% and 16.6% of net revenue for the three and six-month periods ended December 31, 2006 and 15.8% and 15.7% for the three and six-month periods ended December 31, 2005, respectively. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three and six-month periods ended December 31, 2006 and December 31, 2005 (dollars in thousands):

	Three Months Ended
	December 31, 2006			December 31, 2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:
Loans:
Real estate – mortgage	$155,353	$3,705	9.5%	$186,803	$3,941	8.4%
Real estate – construction	222,779	5,303	9.4	168,662	3,943	9.3
Commercial	306,356	7,652	9.9	241,522	5,445	8.9
Individual	6,887	135	7.8	9,939	147	5.9
Land	130,800	3,252	9.9	95,291	2,111	8.8
Investments	100,113	1,266	5.0	9,472	93	3.9

	922,288	$21,313	9.2%	711,689	$15,680	8.7%
Interest-earning assets from discontinued operations				32,831

Noninterest-earning assets:
Cash and due from banks	9,164			9,838
Other assets	23,874			25,867

	$955,326			$780,225

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:
Certificates of deposit	$81,915	869	4.2%	$95,254	$798	3.3%
Money market accounts	29,070	243	3.3	23,297	147	2.5
Interest-bearing demand accounts	63,347	555	3.5	64,282	423	2.6
Savings accounts	586,993	6,658	4.5	407,072	3,245	3.2
Federal Home Loan Bank advances	58,349	723	4.9	70,550	753	4.2

	819,674	9,048	4.4%	660,455	5,366	3.2%

Noninterest-bearing liabilities:
Non interest-bearing demand accounts	51,312			40,502
Other liabilities	7,209			7,374

	878,195			708,331
Stockholders’ equity	77,131			71,894

	$955,326			$780,225

Net interest income		$12,265			$10,314

Net yield on interest-earning assets			5.3%			5.8%

	Six Months Ended
	December 31, 2006			December 31, 2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:

Loans:
Real estate – mortgage	$158,907	$7,490	9.4%	$204,380	$8,465	8.2%
Real estate – construction	215,899	10,505	9.7	157,921	7,221	9.1
Commercial	291,616	14,276	9.7	238,888	10,276	8.5
Individual	6,926	273	7.8	10,252	296	5.7
Land	130,663	6,525	9.9	88,276	3,984	9.0
Investments	82,850	2,116	5.1	10,039	191	3.8

	886,861	$41,185	9.2%	709,756	$30,433	8.5%
Interest-earning assets from discontinued operations				29,067

Noninterest-earning assets:
Cash and due from banks	10,955			9,376
Other assets	22,943			28,010

	$920,759			$776,209

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:
Certificates of deposit	$82,754	1,709	4.1%	$108,775	$1,799	3.3%
Money market accounts	28,562	478	3.3	21,482	263	2.4
Interest-bearing demand accounts	66,507	979	2.9	59,955	710	2.4
Savings accounts	555,098	12,748	4.6	387,728	5,686	2.9
Federal Home Loan Bank advances	54,828	1,336	4.8	81,928	1,661	4.0

	787,749	17,250	4.3%	659,868	10,119	3.0%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	50,606			38,389
Other liabilities	7,091			7,671

	845,446			705,928
Stockholders’ equity	75,313			70,281

	$920,759			$776,209

Net interest income		$23,935			$20,314

Net yield on interest-earning assets			5.4%			5.7%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended December 31, 2006 compared to December 31, 2005

	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:

Real estate - mortgage	$(236)	$(663)	$513	$(86)
Real estate - construction	1,360	1,265	72	23
Commercial	2,207	1,461	588	158
Individual	(12)	(45)	48	(15)
Land	1,141	787	258	96
Investments	1,173	863	28	282

	$5,633	$3,668	$1,507	$458

Interest expense:

Certificates of deposit	$71	$(112)	$213	$(30)
Money market accounts	96	36	48	12
Interest-bearing demand accounts	132	(6)	141	(3)
Savings accounts	3,413	1,434	1,372	607
Federal Home Loan Bank advances	(30)	(112)	(270)	352

	3,682	1,240	1,504	938

Net interest income	$1,951	$2,428	$3	$(480)

	Six months ended December 31, 2006 compared to December 31, 2005

	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:

Real estate - mortgage	$(975)	$(1,883)	$1,169	$(261)
Real estate - construction	3,284	2,651	463	170
Commercial	4,000	2,268	1,419	313
Individual	(23)	(96)	107	(34)
Land	2,541	1,913	424	204
Investments	1,925	1,260	62	603

	$10,752	$6,113	$3,644	$995

Interest expense:

Certificates of deposit	$(90)	$(430)	$447	$(107)
Money market accounts	215	86	97	32
Interest-bearing demand accounts	269	78	172	19
Savings accounts	7,062	2,454	3,219	1,389
Federal Home Loan Bank advances	(325)	(471)	492	(346)

	7,131	1,717	4,427	987

Net interest income	$3,621	$4,396	$(783)	$8

Investment Banking, Advisory and Administrative Fees. Investment banking, advisory and administrative fees include revenue derived from underwriting or distribution of corporate and municipal securities, unit trusts and money market and other mutual funds. The primary reason for the increase for the three months ended December 29, 2006 compared to the three months ended December 30, 2005 and the first half of fiscal 2007 over the comparable period in the prior year is an increase in advisory fees from corporate finance of $1,244,000 and $2,767,000, respectively. The increase in fees is due to the closing of several merger and acquisition transactions in both the first quarter and second quarters of fiscal 2007.

Net Gains on Principal Transactions. The increase in net gains on principal transactions of $1,811,000 for the three-months ended December 29, 2006 versus December 30, 2005 is due primarily to an increase in the valuation of our NYX stock. We recognized a gain of $2,308,000 in the second quarter of fiscal 2007 compared to a gain of $210,000 in the second quarter of fiscal 2006. Fixed income trading revenue primarily from the mortgage-backed area also increased $479,000. Offsetting these increases was a loss in the value of the treasury bills in our 15c3-3 reserve account of $582,000.

The increase in net gains on principal transactions of $5,009,000 for the six-months ended December 29, 2006 versus December 30, 2005 is due primarily to a gain of $3,122,000 in the value of our NYX stock in the first half of fiscal 2007 compared to a gain of $199,000 recognized in the first half of fiscal 2006. Fixed income trading revenue from the mortgage-backed area also increased $1,882,000. Lastly, we recorded a gain of $180,000 on our treasury bills owned for the 15c3-3 reserve account.

Other Revenue. Other revenue increased approximately $2,256,000 for the three-month period ended December 29, 2006 compared to the three-month period ended December 30, 2005. The increase in other revenue is due primarily to proceeds from company owned life insurance policies of $2,276,000, an $883,000 increase in fees from the sale of insurance products, a $400,000 termination fee paid by a clearing customer and an increase of $208,000 from floor brokerage specialist rebates. Offsetting these increases is a decrease in earnings from our joint venture investment of $1,473,000.

Other revenue increased approximately $2,198,000 for the six-month period ended December 29, 2006 compared to the six-month period ended December 30, 2005 for substantially the same reasons as the quarterly period discussed above.

Commissions and Other Employee Compensation. Commissions and other employee compensation is generally the most significant expense, other than interest expense, on our Consolidated Statements of Income and Comprehensive Income. The commission portion is variable in nature based on the level of operating revenues, earnings and the number of registered representatives employed.

Overall, commissions and other employee compensation increased $3,368,000 for the second quarter of fiscal 2007 over the comparable period in fiscal 2006. An increase of $1,516,000 was due to commissions paid to revenue-producing employees. We also experienced an increase of $709,000 in incentive compensation due to increased business line profitability.

Total commissions and other employee compensation increased $6,389,000 in the first half of fiscal 2007 over the comparable period in fiscal 2006. An increase of $2,650,000 was due to commissions paid to revenue-producing employees. We also experienced an increase of $2,112,000 in incentive compensation due to increased business line profitability.

Occupancy, Equipment and Computer Services. The $441,000 decrease in the three-month period ended December 29, 2006 from the comparable period in the prior year is primarily due to decreases in rent due to the renegotiation of our headquarters’ lease in January of 2006 and reduced depreciation expense. The decrease in depreciation is due to the write-off of our leasehold improvements upon renegotiation of our lease, decreasing the number of floors occupied by one, in the third quarter of fiscal 2006. These decreases are offset by an increase in amortization expenses of $310,000, $307,000 for the amortization of the customer relationship intangible generated in the recent purchase of correspondent customers.

The $738,000 decrease in occupancy and equipment expense in the six-month period ended December 29, 2006 from the comparable period in the prior year is primarily due to the previously discussed reductions in rent and depreciation, which were $248,000 and $762,000, respectively in the six-month period offset by an increase in amortization expenses of $382,000, primarily for the amortization of the customer relationship intangible.

Communications. Communications expense decreased $147,000 for the three-month period ended December 29, 2006 as compared to the same period of the prior year. This decrease is primarily due to a decrease in our quotes expenses due to a reduced headcount in institutional equity trading.

Communications expense decreased $363,000 for the six-month period ended December 29, 2006 as compared to the same period of the prior year. This decrease is primarily due to a decrease in our quotes expenses due to a reduced headcount in institutional equity trading.

Floor Brokerage and Clearing Organization Charges. Floor brokerage and clearing organization charges change in relation to the transactions processed in our clearing business and changes in the costs from our clearing agencies. These charges increased $308,000 and $183,000 when comparing the three and six-month period ended December 29, 2006 to the same period in the prior year, respectively. The increase is due to the increase in the number of transactions processed in our clearing area as well as rebates received from the Depository Trust Company in fiscal 2006.

Advertising and Promotional. Advertising and promotional expense decreased $69,000 and $267,000 when comparing the three and six-months ended December 29, 2006 to the same periods in the prior fiscal year, respectively. This decrease reflects the reduction in advertising and external recruiting costs.

Other Expense. The decrease in other expense for the second quarter of fiscal 2007 was $812,000 when compared to the second quarter of last year. The decrease is primarily composed of reduced legal fees of $747,000 and the positive settlement of a tax obligation for $900,000, offset by an increase in a contingency reserve.

The decrease in other expense for the first half of fiscal 2007 was $1,186,000 when compared to the first half of last year. The decrease is primarily composed of the reduced legal fees and settlements discussed above as well as a reduced provision for loan losses at the Bank offset by increased accruals for contingencies.

Income Tax Expense. For the first half of fiscal 2007, income tax expense (effective rate of 32.5%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income from continuing operations before income taxes. The effective rate was lower than the statutory rate because of permanently excluded items, primarily tax exempt interest and proceeds from company owned life insurance policies, offset by state income taxes deductible for federal income tax purposes.

Segment Operations Analysis

Clearing: The clearing segment benefited from increased net interest revenue with net interest earned by clearing up 28%. Clearing fees were down $400,000 in the quarter offset by the termination fee from one clearing correspondent. Expense reductions from operational and information technology expense allocations offset by $372,000 in amortization expenses from new correspondent acquisitions led to increased income from continuing operations of $1.6 million in the quarter.

For the six month period, net income from continuing operations also increased by $1.6 million for generally the same reasons as discussed above.

Retail: Income from continuing operations for the retail segment increased $1.5 million and $2.2 million for the three and six-month periods ending December 29, 2006 when compared to the same periods last year. For the quarter, commission revenue increased 6%. Fees from the sale of insurance products also increased substantially as did fees from managed accounts. Assets under management in the retail area increased from $5.6 billion at December 30, 2005 to $6.9 billion at December 29, 2006. Reduced legal fees also contributed to the improved results. Results for the six-month period varied for substantially similar reasons as the quarterly results.

Institutional: Income from continuing operations for the institutional segment increased $1.4 million and $4.6 million for the three and six-months ended December 29, 2006 when compared to the same periods for fiscal 2006. Increased net interest earnings from the stock loan area, increased fees from corporate finance transactions and increased trading revenues in the fixed income area all contributed to the increased profitability. These were offset by the elimination of institutional equity trading commissions upon the sale of this business last year.

Banking: The bank’s income from continuing operations increased $1.5 million and $3 million for the three and six-month periods ending December 31, 2006 when compared to the same periods last year. Growth in the loan portfolio at the bank as well as reduced legal expenses offset by increased compensation expenses from the branch expansion were the primary drivers for the increases in both period.

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

Loans receivable at December 31, 2006 and June 30, 2006 are summarized as follows (in thousands):

	December 31, 2006	June 30, 2006
Real estate – mortgage	$179,014	$177,587
Real estate – construction	289,379	250,664
Commercial	237,583	210,641
Individuals	4,560	4,553
Land	130,420	123,970

	$840,956	$767,415

The following table shows the expected life of certain loans at December 31, 2006, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$248,069	$16,324	$24,986	$289,379
Commercial	50,443	98,681	88,459	237,583

Total	$298,512	$115,005	$113,445	$526,962

Amount of loans based upon:
Floating or adjustable interest rates	$291,852	$80,414	$82,088	$454,354
Fixed interest rates	6,660	34,591	31,357	72,608

Total	$298,512	$115,005	$113,445	$526,962

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

Non-performing assets as of December 31, 2006 and June 30, 2006 are as follows (dollars in thousands):

	December 31, 2006	June 30, 2006
Loans accounted for on a non-accrual basis	$8,497	$4,115

Non-performing loans as a percentage of total gross loans	1.0%	0.6%

Loans past due 90 days or more, not included above	$312	$334

Troubled debt restructurings	$695	$1,785

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2006 and December 31, 2005 is as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Balance at beginning of period	$5,347	$7,558	$5,047	$7,450
Continuing operations:
Charge-offs:
Charge-offs – commercial, financial and agricultural	(86)	(113)	(110)	(113)
Charge-offs – real estate-mortgage	(224)	(50)	(224)	(102)
Charge-offs – Installment loans to individuals	(9)	—	(9)	—

	(319)	(163)	(343)	(215)

Recoveries:
Recoveries – construction	10	—	12	—
Recoveries – mortgage		—	2	—
Recoveries – commercial, financial and agricultural	38	12	64	57

	48	12	78	57

Net charge-offs	(271)	(151)	(265)	(158)
Additions charged to operations	421	614	715	1,165

		463		1,007

Discontinued operations:
Provision for loan losses	—	1,454	—	3,392
Loans charged to allowance, net	—	(2,324)	—	(4,698)

	—	(870)	—	(1,306)

Balance at end of period	$5,497	$7,151	$5,497	$7,151

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.02%	0.03%	0.02%

The allowance for probable loan losses is applicable to the following types of loans as of December 31, 2006 and June 30, 2006 (dollars in thousands):

	December 31, 2006		June 30, 2006
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$2,337	28.4%	$1,954	27.5%
Real estate – construction	1,741	34.4	1,178	32.6
Real estate – mortgage & land	1,397	36.7	1,914	39.3
Individuals	22	0.5	1	0.6

	$5,497	100.0%	$5,047	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three and six-month periods ended December 31, 2006 and December 30, 2005 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking Group.”

Certificates of deposit of $100,000 or greater were $25,373,000 and $25,591,000 at December 31, 2006 and June 30, 2006, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. The Bank has approximately $630 million in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank. The Bank has historically financed its short-term borrowing needs through advances from the FHLB. The Bank currently uses the FHLB advances to fund fixed rate loans. Short-term borrowing needs are covered by deposits. This table represents advances from the FHLB which were due within one year (generally two to seven days) during the three and six-month periods ended December 31, 2006 and December 31, 2005 (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2005		2006		2005
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$6,076	3.2%	$36,488	4.2%	$6,076	3.2%	$36,488	4.2%
Average during period	7,480	3.2%	35,457	4.0%	8,367	3.1%	48,444	3.8%
Maximum balance during period	8,865	—	77,442	—	18,127	—	77,442	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At December 29, 2006, the amount outstanding under these secured arrangements was $10,680,000 which was collateralized by securities held for firm accounts valued at $84,148,000.

We have unsecured letters of credit, aggregating $2,250,000 at December 29, 2006, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At December 29, 2006, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS dissolved in July 2004, in the amount of $571,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line other than the $2,821,000 under unsecured letters of credit at December 29, 2006. At December 29, 2006, the total amount available for borrowings was $17,179,000.

We have an irrevocable letter of credit agreement aggregating $53,000,000 at December 29, 2006 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $67,990,000 at December 29, 2006.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and other un-affiliated banks and vault cash. In addition, the Bank has borrowing capacity with the FHLB and a $30,000,000 federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $200,067,000. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “gap” data. See the Bank’s gap analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.” At December 31, 2006, $633,000,000 of the Bank’s deposits was from broker customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Bank has historically met all the capital adequacy requirements to which it is subject.

Borrowings. In June 2005, the Bank entered into an agreement with an unaffiliated bank for the availability of a $20,000,000 unsecured line of credit for the purchase of federal funds. In the third quarter of fiscal 2006, the agreement was amended to increase the available credit to $30,000,000. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. Interest is charged on any borrowed funds at a rate quoted by the unaffiliated bank and accepted by the Bank. The line is used by the Bank to support short-term liquidity needs. At December 31, 2006, there were no amounts outstanding on this line of credit.

Cash Flow

Net cash provided by operating activities was $16,122,000 and $47,532,000 for the six-months ended December 29, 2006 and December 30, 2005, respectively. The primary reasons for the decrease in cash provided by operating activities from fiscal 2006 to fiscal 2007 were:

•	a decrease of $14,900,000 in securities sold, not yet purchased versus a $8,900,000 increase last year;

•	an increase in securities lending and other broker/dealer balances of $26,000,000 versus a decrease of $10,000,000 last year; and

•	reduced cash flow from client accounts;

offset by:

•	reduced investment in assets segregated for regulatory purposes; and

•	a decrease of $19,000,000 in investments held in reverse repurchase agreements.

Net cash used in investing activities for the six-month periods ended December 29, 2006 and December 30, 2005 was $74,299,000 and $56,935,000, respectively. The primary reason for the increase in cash used for investing activities was our purchase of correspondent clients of Ameritrade and the elimination of cash provided by our discontinued operations.

Net cash flows provided by financing activities totaled $96,927,000 for the six-month period ended December 29, 2006 compared to $13,965,000 for the six-month period ended December 30, 2005. The primary reasons for the increase in cash proceeds is from increases in deposits at the Bank, increased net advances from the FHLB and an increase in proceeds from the options exercised by our employees.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2007.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire in June 30, 2008, to repurchase up to 500,000 shares.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. The plan purchased 15,560 shares in the six-month period ended December 29, 2006 at a cost of approximately $232,000 or $14.88 per share. 15,572 shares were distributed pursuant to the plan in the six-month period ended December 29, 2006. See “Part II. Other Information-Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, in the six-month period ended December 29, 2006, 13,581 shares were repurchased by the Company at an average price of $17.60 per share to cover tax liabilities.

RISK MANAGEMENT

We manage risk exposure by involving various levels of management in establishing, maintaining and regularly monitoring maximum positions by industry and issuer in both trading and inventory accounts. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “gap”, by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

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

Interest Rate Risk / Brokerage. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-3.91%
+200	-2.40%
+100	-0.89%
0	0%
-100	0.87%
-200	1.16%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at December 31, 2006 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$758,792	$15,069	$38,643	$33,949
Securities and FHLB Stock	3,211	—	—	268
Interest Bearing Deposits	65,363	—	—	—

Total Earning Assets	827,366	15,069	38,643	34,217

Interest Bearing Liabilities:
Transaction Accounts and Savings	673,536	—	—	—
Certificates of Deposit	33,990	25,090	14,469	6,206
Borrowings	6,076	721	178	52,362

Total Interest Bearing Liabilities	713,602	25,811	14,647	58,568

GAP	$113,764	$(10,742)	$23,996	$(24,351)

Cumulative GAP	$113,764	$103,022	$127,018	$102,667

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

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$225	$5,459	$7,352	$16,860	$29,896
U.S. Government and Government agency obligations	8,178	(25,995)	(259)	(8,317)	(26,393)
Corporate obligations	2,914	(519)	(4,563)	47,325	45,157

Total debt securities	11,317	(21,055)	2,530	55,868	48,660
Corporate equity	—	—	—	17,101	17,101
Other	10,269	—	—	—	10,269

	$21,586	$(21,055)	$2,530	$72,969	$76,030

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	3.9%	3.7%	3.9%	4.3%	4.1%
U.S. Government and Government agency obligations	4.8%	4.8%	4.8%	5.2%	4.8%
Corporate obligations	6.2%	5.9%	5.4%	5.7%	5.7%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$4,224	$4,224

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

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 29, 2006. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 29, 2006, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the six-month period ended December 29, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table provides information about purchases by SWS during the quarter ended December 29, 2006 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
9/30/06 to 10/27/06	—	$ —	—	468,910
10/28/06 to 11/24/06	3,110	19.71	—	468,910
11/25/06 to 12/29/06	—	—	—	468,910

	3,110	$ 19.71	—

(1)	Upon vesting of restricted stock in accordance with the restricted stock plan, a grantee may choose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. This amount represents the number repurchased as a result of vesting in November 2006.
(2)	There are 468,910 shares available for purchase under a stock repurchase program approved by our Board of Directors pursuant to which SWS has authorization, which expired on December 31, 2006, to repurchase a total of 500,000 shares. In November 2006, the Board of Directors approved a stock repurchase program effective January 1, 2007 and expires June 30, 2008. The program allows for the purchase of up to 500,000 shares of our common stock.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 30, 2006. The following directors were elected at the meeting:

Nominees	For	Withheld	Abstain
Don A. Buchholz	15,724,415	170,122	—
Donald W. Hultgren	15,725,245	169,292	—
Brodie L. Cobb	15,759,637	134,900	—
Larry A. Jobe	15,567,892	326,645	—
Dr. R. Jan LeCroy	15,619,025	275,512	—
Frederick R. Meyer	15,278,507	616,030	—
Dr. Mike Moses	15,772,164	122,373	—
Jon L. Mosle, Jr.	15,241,769	652,768	—

There were no other matters voted on at the annual meeting.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

February 7, 2007	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

February 7, 2007	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

February 7, 2007	/S/ Stacy Hodges
Date	(Signature)
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