Form 10-Q
period 2007-03-30
SWS GROUP INC
filed 2007-05-09
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

As of May 4, 2007, there were 27,589,746 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

I NDEX

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FIN ANCIAL CONDITION

March 30, 2007 and June 30, 2006

(In thousands, except par values and share amounts)

	March
	(unaudited)	June
Assets
Cash	$121,583	$41,674
Assets segregated for regulatory purposes	360,735	345,028
Receivable from brokers, dealers and clearing organizations	2,781,092	2,821,512
Receivable from clients, net of allowances	291,062	373,245
Loans held for sale	123,000	124,874
Loans, net	737,338	642,541
Securities owned, at market value	161,680	159,004
Securities purchased under agreements to resell	43,127	63,636
Goodwill	7,552	7,552
Marketable equity securities available for sale	4,732	3,593
Other assets	82,114	75,192

	$4,714,015	$4,657,851

Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$30,500
Payable to brokers, dealers and clearing organizations	2,716,880	2,775,564
Payable to clients	615,465	617,697
Deposits	841,984	705,894
Securities sold under agreements to repurchase	10,753	7,719
Securities sold, not yet purchased, at market value	62,457	96,909
Drafts payable	26,433	29,144
Advances from Federal Home Loan Bank	55,513	47,094
Other liabilities	55,098	57,217

	4,384,583	4,367,738
Minority interest in consolidated subsidiaries	911	641
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 28,148,976 and outstanding 27,438,613 shares at March 30, 2007; issued 27,424,611 and outstanding 26,591,891 shares at June 30, 2006	2,814	1,828
Additional paid-in capital	274,666	255,331
Retained earnings	55,201	37,968
Accumulated other comprehensive income – unrealized holding gain net of tax of $1,042 at March 30, 2007 and $650 at June 30, 2006	1,987	1,225
Deferred compensation, net	1,674	1,610
Treasury stock (710,363 shares at March 30, 2007 and 832,720 shares at June 30, 2006, at cost)	(7,821)	(8,490)

Total stockholders’ equity	328,521	289,472

	$4,714,015	$4,657,851

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and nine-months ended March 30, 2007 and March 31, 2006

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Revenues:
Net revenues from clearing operations	$2,986	$3,742	$9,113	$10,908
Commissions	21,963	19,357	65,262	65,483
Interest	73,376	54,806	218,158	157,766
Investment banking, advisory and administrative fees	7,822	5,773	26,247	21,881
Net gains on principal transactions	2,613	7,803	16,466	16,647
Other	5,729	5,714	20,498	18,285

Total revenue	114,489	97,195	355,744	290,970
Interest expense	50,985	33,935	147,592	98,268

Net revenues	63,504	63,260	208,152	192,702

Non-Interest Expenses:
Commissions and other employee compensation	38,856	34,474	120,537	109,766
Occupancy, equipment and computer service costs	6,268	6,163	17,097	17,730
Communications	2,218	2,273	6,507	6,925
Floor brokerage and clearing organization charges	415	343	2,691	2,436
Advertising and promotional	849	931	1,908	2,257
Other	3,645	6,104	14,112	17,757

Total non-interest expenses	52,251	50,288	162,852	156,871

Income from continuing operations before income tax expense	11,253	12,972	45,300	35,831
Income tax expense	3,663	4,524	14,722	12,632

Income from continuing operations	7,590	8,448	30,578	23,199
Discontinued operations:
Income from discontinued operations	45	20,775	131	22,576
Income tax expense	(14)	(6,227)	(41)	(6,826)
Minority interest	(4)	(2,974)	(13)	(3,065)

Income from discontinued operations	27	11,574	77	12,685

Income before cumulative effect of change in accounting principles	7,617	20,022	30,655	35,884
Cumulative effect of a change in accounting principle, net of tax of $40.	—	—	—	75

Net income	7,617	20,022	30,655	35,959
Net income recognized in other comprehensive income	331	678	762	1,138

Comprehensive income	$7,948	$20,700	$31,417	$37,097

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Earnings per share—basic
Income from continuing operations	$0.28	$0.32	$1.14	$0.89
Income from discontinued operations	—	0.44	—	0.49
Cumulative effect of change in accounting principles, net of tax	—	—	—	—

Net income	$0.28	$0.76	$1.14	$1.38

Weighted average shares outstanding – basic	27,248,436	26,201,053	26,856,992	26,073,195

Earnings per share – diluted
Income from continuing operations	$0.28	$0.32	$1.13	$0.88
Income from discontinued operations	—	0.44	—	0.48
Cumulative effect of change in accounting principles, net of tax	—	—	—	0.01

Net income	$0.28	$0.76	$1.13	$1.37

Weighted average shares outstanding – diluted	27,586,700	26,488,406	27,166,758	26,307,160

See accompanying Notes to Consolidated Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended March 30, 2007 and March 31, 2006

(In thousands)

(Unaudited)

	For the Nine Months Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$30,655	$35,959
Income from discontinued operations	(77)	(12,685)
Cumulative effect of a change in accounting principle	—	(75)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,612	4,122
Amortization/accretion of discounts/premiums on loans purchased	(1,073)	(592)
Provision for doubtful accounts	1,429	2,530
Deferred income tax benefit	(1,550)	(539)
Deferred compensation	230	1,590
Gain on sale of loans	(703)	(780)
Loss on sale of fixed assets	48	648
Gain on sale of real estate	(49)	(65)
Equity in losses (earnings) of unconsolidated ventures	817	(1,603)
Dividend received on investment in Federal Home Loan Bank stock	(121)	(94)
Windfall tax benefits	(225)	(30)
Net change in minority interest in consolidated subsidiaries	255	43
Cash flow from operating activities of discontinued operations	225	(1,294)
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	(15,707)	2,526
Net change in broker, dealer and clearing organization accounts	(18,264)	(91)
Net change in client accounts	79,231	(1,241)
Net change in loans held for sale	1,874	52,031
Increase in securities owned	(2,676)	(32,923)
Decrease (increase) in securities purchased under agreements to resell	20,509	(9,080)
Increase in other assets	(461)	(1,979)
(Decrease) increase in drafts payable	(2,711)	1,039
(Decrease) increase in securities sold, not yet purchased	(34,452)	12,487
(Decrease) increase in other liabilities	(1,164)	5,684

Net cash provided by operating activities	59,652	55,588

Cash flows from investing activities:
Purchase of fixed assets	(4,411)	(1,891)
Purchase of real estate	(284)	(161)
Proceeds from the sale of fixed assets	5	93
Proceeds from the sale of real estate	1,419	1,507
Loan originations and purchases	(529,544)	(479,914)
Loan repayments	434,118	368,047
Cash paid for purchase of correspondent clients of Ameritrade	(2,382)	—
Cash paid for purchase of O’Connor & Co. Securities, net of cash acquired	—	(86)
Cash paid on investments	—	(500)
Cash received on investments	—	1,630
Cash flow from investing activities of discontinued operations	—	104,814
Proceeds from the sale of Federal Home Loan Bank stock	—	3,877
Purchases of Federal Home Loan Bank stock	(7)	(487)

Net cash used in investing activities	(101,086)	(3,071)

Cash flows from financing activities:
Payments on short-term borrowings	(1,391,270)	(1,733,100)
Cash proceeds from short-term borrowings	1,360,770	1,715,800
Increase in deposits	136,090	88,712

	For the Nine Months Ended
	March 30, 2007	March 31, 2006
Advances from the Federal Home Loan Bank	32,002	3,597,033
Payments on advances from Federal Home Loan Bank	(23,583)	(3,643,583)
Payment of cash dividends on common stock – SWS Group	(6,199)	(5,449)
Windfall tax benefits	225	30
Cash proceeds on securities sold under agreements to repurchase	3,034	23,267
Net proceeds from exercise of stock options	10,997	3,422
Cash flow from financing activities of discontinued operations	__	(50,878)
Proceeds related to the Deferred Compensation Plan	239	213
Purchase of treasury stock	(962)	(477)

Net cash provided by (used in) financing activities	121,343	(5,010)

Net increase in cash	79,909	47,507
Cash at beginning of period	41,674	23,045

Cash at end of period	$121,583	$70,552

Supplemental schedule of non-cash investing and financing activities:
Granting of Restricted Stock	$917	$2,074

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest from continuing operations	$144,805	$98,551

Income Taxes	$15,225	$6,983

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 30, 2007 and March 31, 2006

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 30, 2007, and for the three and nine-month periods ended March 30, 2007 and March 31, 2006, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 30, 2006 filed on Form 10-K. Amounts included for June 30, 2006 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

On November 30, 2006, the Company’s Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. The additional shares were distributed on January 2, 2007, to shareholders of record on December 15, 2006. The distribution was reflected in the second quarter financial statements. All references in the condensed consolidated financial statements to amounts per share and the number of shares outstanding have been restated to give retroactive effect to the stock split.

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

Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer and SWS Financial is a National Association of Securities Dealers (“NASD”) member broker/dealer. Each is registered pursuant to the Securities Exchange Act of 1934 (“Exchange Act”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (“SEC”) as registered investment advisors under the Investment Advisors Act of 1940.

SWS Capital administered the Local Government Investment Cooperative (“LOGIC”) asset management service for cities, counties, schools and other local governments across Texas through

September 4, 2005. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. At March 30, 2007, SWS Capital had no assets under management.

Southwest Advisors is a dormant entity.

SWS Insurance holds insurance agency licenses in 46 states for the purpose of facilitating the sale of insurance and annuities for customers of Southwest Securities and its correspondents. We retain no risk of insurance related to the insurance and annuity products SWS Insurance sells.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision. SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004. SWS A is a 2% general partner of SWS B.

On March 1, 2006, SWS B (formerly known as FSB Financial, LTD) a purchaser, originator and servicer of non-prime automobile loans, sold substantially all of its assets for $35,870,000 in cash and the retirement of $116,868,000 of related debt. See “-Discontinued Operations.”

FSB Development develops single-family residential lots.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS for the third fiscal quarter are prepared as of the close of business on the last Friday of March. The Bank’s quarterly financial statements are prepared as of March 31, 2007. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

Discontinued Operations. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial, for $35,870,000 in cash and the retirement of $116,868,000 of related debt. Pursuant to the sale $3,587,000 was placed in escrow until June 30, 2007 to secure the Bank’s indemnifications; until then, the Bank does not have access to the funds. This amount plus interest of $171,000 is presented in Other Assets in the accompanying Consolidated Statements of Financial Condition. A gain of $20,453,000 was recognized on the sale of which $2,965,000 was paid to the minority interest holder.

The results of FSB Financial, summarized below, have been classified as discontinued operations for all periods presented, (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net revenues	$46	$25,553	$133	$35,312
Net income before taxes	45	20,775	131	22,576
Income tax expense	14	6,227	41	6,826
Minority interest	4	2,974	13	3,065
Income from discontinued operations	27	11,574	77	12,685

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

Stock Option Plans. At March 30, 2007, SWS had one active stock option plan, the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) and one expired plan, the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) under which exerciseable options are still outstanding. All options outstanding under the 1996 Plan, which expired on February 1, 2006, may still be exercised until their contracted expiration date occurs. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six-months after grant and have a five-year term.

SWS accounts for the plans under the recognition and measurement principles of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

The Company has substantially eliminated the use of options as a compensation tool and currently grants restricted stock to reward directors, management and employees. Consequently, no stock options were granted during the nine-months ended March 30, 2007.

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

At various times in fiscal 2006, the Board of Directors approved grants to various officers and employees totaling 183,298 shares with a weighted average market value of $12.26 per share. In fiscal 2007, the Board of Directors approved grants to various officers and employees totaling 91,140 shares with a weighted average market value of $16.53 per share. As a result of these grants, SWS recorded deferred compensation in Additional Paid in Capital of approximately $2,074,000 and $1,364,000, respectively. For the three and nine-months ended March 30, 2007, SWS has recognized compensation expense of approximately $335,000 and $1,082,000, respectively. For the three and nine-months ended March 31, 2006, SWS has recognized compensation expense of approximately $332,000 and $763,000, respectively.

At March 30, 2007, the total number of unvested shares outstanding under the Restricted Stock Plan was 237,542 and the total number of securities available for future grants was 393,213.

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

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers successfully converted to the CSS system by December 31, 2006. CSS made written demand of $1,700,000 under this agreement in January 2007. SWS disputed the payment.

SWS and CSS have reached a tentative agreement on this dispute pursuant to which SWS will enter into a new maintenance contract which will provide for total maintenance payments of $3,000,000 for calendar year 2007 with an additional two years of maintenance at $2,500,000 per year. SWS expects to receive assistance in converting to an updated version of the CSS software and a new broker front end platform in exchange for the increased maintenance payments. The final agreement is dependent on documentation.

SWS’ share of the undistributed losses of CSS for the three and nine-months ended March 30, 2007 were $209,000 and $623,000, respectively. From inception of the investment to date, SWS’ pro-rata percentage of losses of $9,170,000 was greater than the $6,386,000 loaned and invested by $2,784,000. As a result, there is no recorded equity investment from CSS at March 30, 2007.

Summarized financial information of CSS is as follows (in thousands):

	March 31, 2007	June 30, 2006
Total assets	$4,323	$4,313
Total liabilities	6,995	5,639
Shareholders’ deficit	(2,672)	(1,326)

	Three Months Ended
	March 31, 2007	March 31, 2006
Total revenues	$1,012	$1,174
Net loss	(1,525)	(1,606)

	Nine Months Ended
	March 31, 2007	March 31, 2006
Total revenues	$3,004	$3,843
Net loss	(4,547)	(4,694)

Other Equity Investments. SWS has three other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of March 30, 2007, SWS had contributed $4,000,000 of this commitment. During the three and nine-months ended March 30, 2007, SWS recorded losses of $201,000 and $729,000, respectively, related to this investment. In comparison during the three and nine-months ended March 31, 2006, SWS recorded income of $172,000 and $1,710,000, respectively, related to the investment. In December 2005, SWS received a distribution of $1,547,000.

In fiscal 2007, the Bank committed $3,000,000 to a limited partnership equity fund as a cost effective way of meeting its obligations under the Community Reinvestment Act. As of March 31, 2007, the Bank has invested $900,000 of its commitment. During the three and nine-months ended March 31, 2007, the Bank recorded losses of $88,000 related to this investment.

SWS’ remaining equity investment sold its assets to a third party in December 2005, with SWS receiving a distribution of $83,000 for its portion of the sale proceeds. As a result, SWS recorded total losses for the nine-months ended March 31, 2006 of $106,600 on this investment.

Variable Interest Entity. SWS consolidates investments which meet the definition of a “Variable Interest Entity” as defined in Financial Interpretation (“FIN”) No. 46R. In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. The Bank has established a $2,400,000 line of credit with this limited partnership. If drawn this line bears a rate of prime plus 1%. At both March 31, 2007 and June 30, 2006, $1,606,000 was outstanding on this line of credit. The line allows the limited partnership to purchase the land to be used in the development and was amended in the March 2006 quarter to be payable on September 10, 2007. This entity is consolidated at the Bank level through FSB Development. As of March 31, 2007 and June 30, 2006, the Bank consolidated $2,405,000 and $2,124,000, respectively, in assets for this investment. For the three and nine-months ended March 31, 2007, the Bank consolidated $37,000 and $112,000 in net losses, respectively, for this investment, which is eliminated in consolidation. For the three and nine-months ended March 31, 2006, the Bank consolidated $29,000 and $86,000 in net losses for this investment, which is eliminated in consolidation.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 30, 2007, SWS had U.S. Treasury securities with a market value of approximately $148,582,000, reverse repurchase agreements of approximately $28,690,000 and related cash and accrued interest of approximately $180,163,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $28,835,000. At March 30, 2007, SWS had $3,300,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”).

At June 30, 2006, SWS had U.S. Treasury securities with a market value of approximately $137,395,000, reverse repurchase agreements of approximately $25,000,000 and related cash and accrued interest of approximately $182,633,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the 1934 Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $25,332,000. SWS had no positions in special reserve bank accounts for the PAIB at June 30, 2006.

MARKETABLE EQUITY SECURITIES

SWS owns shares of common stock in U.S. Home Systems, Inc. (“USHS”) and Westwood Holdings Group, Inc., (“Westwood”) that are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At March 30, 2007 and June 30, 2006, SWS held 357,154 shares of USHS with a cost basis of $1,576,000. The market value of the USHS shares was $4,554,000 at March 30, 2007 and $3,432,000 at June 30, 2006. There were no sales of USHS stock in the three and nine-month periods ended March 30, 2007 and March 31, 2006.

At March 30, 2007 and June 30, 2006, SWS held 7,757 and 8,556 shares of Westwood, respectively, within the deferred compensation plan with a cost basis of $127,000 and $143,000, respectively. The market value of the Westwood shares was $178,000 at March 30, 2007 and $161,000 at June 30, 2006. The reduction in shares results from distributions from the deferred compensation plan.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 30, 2007 and June 30, 2006, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March	June
Receivable
Securities failed to deliver	$50,718	$33,123
Securities borrowed	2,676,642	2,728,679
Correspondent broker/dealers	16,587	34,601
Clearing organizations	12,104	9,730
Other	25,041	15,379

	$2,781,092	$2,821,512

Payable
Securities failed to receive	$37,601	$43,723
Securities loaned	2,647,942	2,701,368
Correspondent broker/dealers	18,011	18,464
Other	13,326	12,009

	$2,716,880	$2,775,564

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At March 30, 2007, SWS had collateral of $2,676,634,000 under securities lending agreements, of which SWS had repledged $2,627,589,000. SWS had collateral of $2,728,266,000 under securities lending agreements, of which SWS had repledged $2,653,504,000 at June 30, 2006.

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of aggregate cost or market value. Loans held for sale consisted of first mortgage loans and home improvement loans which had been purchased or originated but had not yet been sold in the secondary market.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

Loans receivable at March 31, 2007 and June 30, 2006 are summarized as follows (in thousands):

	March	June
First mortgage loans (principally conventional):
Real estate	$421,801	$379,895
Construction	239,623	200,523

	661,424	580,418

Consumer and other loans:
Commercial	72,907	55,634
Other	6,137	6,753

	79,044	62,387

Factored receivables	5,238	8,445

	745,706	651,250
Unearned income	(2,871)	(3,662)
Allowance for probable loan losses	(5,497)	(5,047)

	$737,338	$642,541

Impairment of loans with a recorded investment of approximately $2,693,000 and $682,000 at March 31, 2007 and June 30, 2006, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118 “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures-an amendment of SFAS No. 114”. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $104,000 and $38,000 at March 31, 2007 and 2006, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the third quarter of fiscal 2007 and fiscal 2006.

An analysis of the allowance for probable loan losses for the three and nine-months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$5,497	$7,151	$5,047	$7,450
Continuing operations:
Provision for loan losses	(63)	350	652	1,515
Net recoveries (charge-offs)	63	(105)	(202)	(263)

	—	245	450	1,252

Discontinued operations:
Provision for loan losses	—	2,486	—	5,878
Net charge-offs	—	(1,084)	—	(5,782)
Sale of FSB Financial	—	(3,731)	—	(3,731)

	—	(2,329)	—	(3,635)

Balance at end of period	$5,497	$5,067	$5,497	$5,067

The reserve to loan ratio as of March 31, 2007 and 2006 was 0.74% and 0.68%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

At March 30, 2007 and June 30, 2006, SWS held securities owned and securities sold, not yet purchased as follows (in thousands):

	March	June
Securities owned
Corporate equity securities	$19,596	$14,676
Municipal obligations	38,016	30,971
U.S. Government and Government agency obligations	22,686	46,168
Corporate obligations	53,816	54,076
Money Market Funds	18,268	—
Other	9,298	13,113

	$161,680	$159,004

Securities sold, not yet purchased
Corporate equity securities	$3,257	$1,715
Municipal obligations	—	57
U.S. Government and Government agency obligations	49,548	76,132
Corporate obligations	8,959	18,220
Money Market Funds	—	—
Other	693	785

	$62,457	$96,909

During the quarter, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $4,454,000 and $5,044,000 at March 30, 2007 and June 30, 2006, respectively. Additionally, at March 30, 2007 and June 30, 2006, SWS had pledged firm securities valued at $4,991,000 and $2,025,000, respectively, in conjunction with securities lending activities.

Southwest Securities has been a member of the NYSE since 1972 owning one seat carried at a cost of $230,000. Upon the merger of the NYSE and Archipelago Holdings, L.L.C. (“Archipelago”) in March 2006, Southwest Securities surrendered its seat for the right to receive from the new entity, NYSE Euronext, Inc. (“NYSE Euro”), $300,000 in cash and 80,177 restricted shares of NYSE Euro common stock (NYX), par value $0.01 per share.

Prior to the merger, SWS also had an investment of 23,721 shares of Archipelago common stock recorded at its cost of zero. Upon the merger, each outstanding share of Archipelago common stock was converted into one share of NYX stock. At March 30, 2007, the market value of these shares was $2,218,000.

In lieu of a seat, Southwest Securities has secured an annual trading license. This license allows Southwest Securities continued physical and electronic access to the NYSE trading facilities following the close of the merger.

The 80,177 NYX shares received from the merger were restricted shares. These restrictions prohibit any “direct or indirect assignment, sale, exchange, transfer, tender or other disposition of NYX stock.” The restrictions on the shares lapse based on a three year vesting schedule with restrictions lapsing on one-third of the restricted shares annually. There are no restrictions on the 23,721 shares from our investment in Archipelago upon conversion to NYX stock. The restriction on 26,727 shares of stock were lifted as of March 7, 2007.

The remaining 53,450 restricted NYX shares have been discounted at an overall rate of 12.48% of the market price of NYX stock at March 30, 2007. The discount rate was determined based on the length of time of the restrictions, expected rate of return for this type of investment and the relative amount of restricted NYX stock versus fully tradable stock.

As of March 30, 2007, our total investment, 103,898 of NYX shares, was valued at $8,791,000.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At March 30, 2007, SWS held reverse repurchase agreements totaling $43,127,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $43,033,000. At June 30, 2006, SWS held reverse repurchase agreements totaling $63,636,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $63,266,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2006 in June 2006, as required by SFAS No. 142 and based on the results of the valuation, SWS’ goodwill balance was not impaired. There have been no events in the last nine-months that would trigger an interim assessment on the fair value of goodwill.

SWS has two reporting segments with goodwill, clearing and institutional brokerage, both part of Southwest Securities. There were no changes in the carrying value of goodwill during the nine-month period ended March 30, 2007.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to the Company’s clearing platform. The purchase price was based on the estimated value of the transferred correspondents. One half of the purchase price, $2.4 million, was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade will receive 100 percent of the remaining amount if the transferred correspondents meet agreed upon ticket volumes. If these volumes are not met, the second payment will be pro-rated by the ticket volumes incurred compared to the agreed upon ticket volume. The maximum purchase price is approximately $5.8 million. As a result of this transaction, the Company has recorded a customer relationship intangible of $4.8 million, which is the Company’s estimate of the total amount to be paid. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS has recognized approximately $603,000 of amortization expense for the nine-months ended March 30, 2007. The intangible is included in Other Assets on the Consolidated Statement of Financial Condition.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 30, 2007, there were no amounts outstanding under these secured arrangements. At June 30, 2006, the amount outstanding under these secured arrangements was $30,500,000, which was collateralized by securities held for firm accounts valued at $68,089,000.

SWS has unsecured letters of credit, aggregating $2,250,000 at both March 30, 2007 and June 30, 2005, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At both March 30, 2007 and June 30, 2006, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS which was dissolved in July 2004, in the amount of $571,000 and $714,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually during the term of the sublease.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. At March 30, 2007 and June 30, 2006, the total amount available for borrowings was $17,179,000 and $17,036,000, respectively. There were no amounts outstanding on this line other than $2,821,000 and $2,964,000, under unsecured letters of credit at both March 30, 2007 and June 30, 2006, respectively.

At March 30, 2007 and June 30, 2006, SWS had an irrevocable letter of credit agreement aggregating $48,000,000 and $53,000,000 respectively, pledged to support its open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $66,296,000 and $81,303,000 at March 30, 2007 and June 30, 2006, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At March 30, 2007, approximately $374,349,000 of client securities under customer margin loans was available to be pledged, of which SWS has pledged $19,486,000 under securities loan agreements. At June 30, 2006, approximately $479,956,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $47,049,000 under securities loan agreements.

DEPOSITS

Deposits at March 31, 2007 and June 30, 2006 are summarized as follows (dollars in thousands):

	March		June
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$45,498	5.4%	$46,942	6.7%
Interest bearing demand accounts	136,608	16.2	79,198	11.2
Savings accounts	552,563	65.6	468,767	66.4
Limited access money market accounts	28,342	3.4	26,092	3.7
Certificates of deposit, less than $100,000	53,572	6.4	59,304	8.4
Certificates of deposit, $100,000 and greater	25,401	3.0	25,591	3.6

	$841,984	100.0%	$705,894	100.0%

The weighted average interest rate on deposits was approximately 4.12% at March 31, 2007 and 3.67% at June 30, 2006.

At March 31, 2007, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total
Certificates of deposit, less than $100,000	$32,704	$13,467	$3,135	$2,803	$1,463	$53,572
Certificates of deposit, $100,000 and greater	13,553	7,013	2,304	2,175	356	25,401

	$46,257	$20,480	$5,439	$4,978	$1,819	$78,973

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 30, 2007 and June 30, 2006 were $10,753,000 and $7,719,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At March 31, 2007 and June 30, 2006, advances from the FHLB were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$544	$9,753
Due within two years	708	—
Due within five years	14,445	12,544
Due within seven years	2,267	4,421
Due within ten years	6,999	6,657
Due within twenty years	30,550	13,719

	$55,513	$47,094

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 3% to 8%, are collateralized by approximately $274,000,000 of collateral value (as defined) in qualifying loans at March 31, 2007 (calculated at December 31, 2006). At June 30, 2006 (calculated at March 31, 2006), advances with interest rates from 2% to 8% were collateralized by approximately $192,000,000 of collateral value in qualifying loans.

BANK BORROWINGS

In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured federal funds line of credit. The line bore interest at a rate equal to the federal funds rate plus 0.25%. In the third quarter ended March 31, 2006, the agreement was amended to increase the available credit to $30,000,000. Beginning in the second quarter of fiscal 2007, the interest rate charged on any borrowed funds is at a rate quoted by the unaffiliated bank and accepted by the Bank. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At March 31, 2007 and June 30, 2006, there were no amounts outstanding on this line of credit.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 pursuant to the 1934 Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 pursuant to the 1934 Act. At March 30, 2007, Southwest Securities had net capital of $150,511,000, or approximately 35.57% of aggregate debit balances, which was $142,048,000 in excess of its minimum net capital requirement of $8,463,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 30, 2007, Southwest Securities had net capital of $129,354,000 in excess of 5% of aggregate debit items.

SWS Financial follows the basic (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of minimum net capital of $250,000. At March 30, 2007, the net capital and excess net capital of SWS Financial were $779,000 and $529,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2007 and June 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2007 and June 30, 2006, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007:
Total capital to risk weighted assets	$87,675	10.4%	$67,472	8.0%	$84,340	10.0%
Tier I capital to risk weighted assets	82,178	9.7	33,736	4.0	50,604	6.0
Tier I capital to adjusted total assets	82,178	8.3	39,392	4.0	49,240	5.0

June 30, 2006:
Total capital to risk weighted assets	$75,574	10.6%	$56,831	8.0%	$71,039	10.0%
Tier I capital to risk weighted assets	70,526	9.9	28,416	4.0	42,624	6.0
Tier I capital to adjusted total assets	70,526	8.5	33,114	4.0	41,393	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and nine-months ended March 30, 2007 and March 31, 2006 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Income from continuing operations	$7,590	$8,448	$30,578	$23,199
Income from discontinued operations	27	11,574	77	12,685
Cumulative effect of a change in accounting principles	—	—	—	75

Net income	$7,617	$20,022	$30,655	$35,959

Weighted average shares outstanding – basic	27,248,436	26,201,053	26,856,992	26,073,195
Effect of dilutive securities:
Assumed exercise of stock options	238,547	211,035	228,323	167,808
Restricted stock	99,717	76,318	81,443	66,157

Weighted average shares outstanding – diluted	27,586,700	26,488,406	27,166,758	26,307,160

Earnings per share – basic
Income from continuing operations	$0.28	$0.32	$1.14	$0.89
Income from discontinued operations	—	0.44	—	0.49
Cumulative effect of a change in accounting principles	—	—	—	—

Net income	$0.28	$0.76	$1.14	$1.38

Earnings per share – diluted
Income from continuing operations	$0.28	$0.32	$1.13	$0.88
Income from discontinued operations	—	0.44	—	0.48
Cumulative effect of a change in accounting principles	—	—	—	0.01

Net income	$0.28	$0.76	$1.13	$1.37

At March 30, 2007 and March 31, 2006, there were approximately 687,000 and 1.6 million options outstanding under the two stock option plans, respectively. See “-Employee Benefits.” As of March 30, 2007 there were no anti-dilutive options outstanding. As of March 31, 2006, approximately 27,702 outstanding options were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF TREASURY STOCK

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire in June 30, 2008, to repurchase up to 500,000 shares. No shares were repurchased by SWS under this program for the nine-months ended March 30, 2007. In October 2005, 46,635 shares were repurchased at a cost of $478,000, or $10.24 per share, in accordance with the repurchase plan.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 28,773 shares in the three months ended March 30, 2007 at a cost of approximately $730,000 or $25.36 per share. The plan purchased 44,333 shares in the nine months ended March 30, 2007 at a cost of approximately $962,000 or $21.69 per share. 14,345 shares were distributed pursuant to the plan in the nine-month period ended March 30, 2007. The plan did not purchase any shares in the three and nine-month periods ended March 31, 2006. 9,476 and 10,392 shares were sold or distributed pursuant to the plan in the nine-month period ended March 31, 2006.

During the first half of fiscal 2007, one-third of the shares granted under the restricted stock plan on August 18, 2004, August 25, 2005, November 11, 2003 and November 25, 2005 vested. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. As a result, 13,581 shares were repurchased with a market value of approximately $239,000 or $17.60 per share.

On January 20, 2006, in conjunction with the sale of the Institutional Sales business, the Board of Directors approved the immediate vesting of the 5,840 unvested restricted shares held by the employees affected by the sale. The fair value of the vested shares was $84,000. Upon vesting, a portion of the grantees chose to sell a portion of their vested shares to cover the tax liabilities arising from the vesting. As a result, 1,977 shares were repurchased with a market value of $29,000 or $14.43 per share.

SEGMENT REPORTING

SWS operates the following four business segments:

•

Clearing: We provide clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers, for bank affiliated firms and firms specializing in high volume trading.

•

Retail Brokerage: The retail brokerage segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of our employee registered representatives and our independent contractors who are under contract with SWS Financial.

•

Institutional Brokerage: The institutional brokerage segment serves institutional customers in securities lending, investment banking and public finance, fixed income sales and trading, proprietary trading and agency execution services.

•

Banking: The Bank offers traditional banking products and services and focuses on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers.

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiaries comprise the bank segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Managed Advisors Accounts department), the insurance subsidiaries and through SWS Financial (which contracts with independent representatives for the administration of their securities business).

Our segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how we manage our resources and assess our performance, based primarily on income before income taxes and discontinued operations. Our business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in Note 1, “Significant Accounting Policies” contained in our Annual Report on form 10-K for the fiscal year ended June 30, 2006;

•	segment financial information includes the allocation of interest based on each segment’s earned interest spreads;

•	information system and operation expenses are allocated based on each segment’s usage primarily determined by trading volumes;

•	shared securities execution facilities expenses are allocated to the segments based on production levels;

•	money market fee revenue is allocated based on each segment’s average balances; and

•	clearing charges are allocated based on clearing levels from each segment.

Intersegment balances are eliminated upon consolidation and have been applied to the appropriate segment. Also, SWS reports net interest revenue (expense) by segment as management relies primarily on net interest revenue in assessing a segment’s performance.

The “other” category includes SWS Group, Corporate Administration, SWS Capital and Capital Markets, which includes the financial results of SWS’ Institutional Sales & Research departments. Certain assets of this business were sold in January 2006 and as a result, the financial results of this department are included in the analysis for three and nine-month periods ending March 31, 2006. SWS Group is a holding company that owns various investments, including USHS and NYX common stock.

The following tables provide additional information regarding our segmentation for the three and nine-month periods ended March 30, 2007 and March 31, 2006:

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other	Consolidated SWS Group, Inc.
Three months ended March 30, 2007

Operating revenue	$5,643	$18,000	$17,167	$524	$(221)	$41,113
Net intersegment revenues	(240)	249	220	1,435	(1,664)	—
Net interest revenue	3,895	1,800	4,957	11,741	(2)	22,391
Net revenues	9,538	19,800	22,124	12,265	(223)	63,504
Operating expenses	4,719	16,792	15,912	6,538	8,290	52,251
Depreciation and amortization	248	149	110	156	532	1,195
Income (loss) from continuing operations before taxes	4,819	3,008	6,212	5,727	(8,513)	11,253
Income from discontinued operations	—	—	—	27	—	27

Three months ended March 31, 2006

Operating revenue	$6,029	$15,896	$12,502	$558	$7,404	$42,389
Net intersegment revenues	(259)	268	89	1,124	(1,222)	—
Net interest revenue	3,260	1,739	4,969	10,381	522	20,871
Net revenues	9,289	17,635	17,471	10,939	7,926	63,260
Operating expenses	5,294	15,257	13,591	6,682	9,464	50,288
Depreciation and amortization	24	125	130	192	854	1,325
Income (loss) from continuing operations before taxes	3,995	2,378	3,880	4,257	(1,538)	12,972
Income from discontinued operations	—	—	—	11,574	—	11,574

Nine months ended March 30, 2007

Operating revenue	$16,868	$51,891	$61,335	$1,884	$5,608	$137,586
Net intersegment revenues	(677)	714	762	4,148	(4,947)	—
Net interest revenue	11,594	5,154	16,795	35,676	1,347	70,566
Net revenues	28,462	57,045	78,130	37,560	6,955	208,152
Operating expenses	14,014	47,480	53,698	18,864	28,796	162,852
Depreciation and amortization	653	416	341	493	1,709	3,612
Income (loss) from continuing operations before taxes	14,448	9,565	24,432	18,696	(21,841)	45,300
Income from discontinued operations	—	—	—	77	—	77
Assets (*)	480,685	203,847	2,878,488	987,599	25,898	4,576,517
Nine months ended March 31, 2006

Operating revenue	$17,767	$47,172	$52,240	$1,970	$14,055	$133,204
Net intersegment revenues	(751)	782	398	3,245	(3,674)	—
Net interest revenue	10,045	4,876	12,152	30,695	1,730	59,498
Net revenues	27,812	52,048	64,392	32,665	15,785	192,702
Operating expenses	15,741	45,352	46,903	18,445	30,430	156,871
Depreciation and amortization	73	449	395	594	2,611	4,122
Income (loss) from continuing operations before taxes	12,071	6,696	17,489	14,220	(14,645)	35,831
Income from discontinued operations	—	—	—	12,685	—	12,685
Assets (*)	466,908	229,765	2,761,656	823,827	23,303	4,305,459

(*)	Assets are reconciled to total assets as presented in the March 30, 2007 and March 31, 2006 Consolidated Statement of Financial Condition as follows:

	March 30, 2007	March 31, 2006
Amount as presented above	$4,576,517	$4,305,459
Reconciling items:
Unallocated assets:
Cash	23,057	8,278
Receivables from brokers, dealers and clearing organizations	76,135	86,071
Receivable from clients, net of allowances	23,670	33,665
Other assets	15,173	15,534
Unallocated eliminations	(537)	(439)

Total Assets	$4,714,015	$4,448,568

COMMITMENTS, CONTINGENCIES and GUARANTEES

Commitments and Contingencies.

Litigation. In the general course of our brokerage business and the business of clearing for other brokerage firms, SWS Group and/or our subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

Venture Capital Funds. SWS has committed $5,000,000 to a limited partnership venture capital fund. As of March 30, 2007, SWS had contributed $4,000,000 of its commitment. The Bank has committed $3,000,000 to a limited partnership equity fund. As of March 30, 2007, the Bank has invested $900,000 of its commitment.

Underwriting. As an underwriter of both corporate and municipal securities, SWS faces the risk that securities which it has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total open underwritings at March 30, 2007 were $8,547,000. All open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material effect on the consolidated financial statements.

Guarantees. The Bank has stand-by letters of credit primarily issued for assigned notes and real estate. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $1,482,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of assigned notes, real estate, equipment, accounts receivable or furniture and fixtures.

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

SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities.” In February 2007, The FASB issued standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB No. 159 are elective; however, the amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. The standard is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. SWS is assessing the impact of this interpretation on its financial statements and processes.

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

We operate through four segments grouped primarily by products and services: Clearing, Retail Brokerage, Institutional Brokerage and Banking.

Clearing. We provide clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers, for bank affiliated firms and firms specializing in high volume trading. Revenues in this segment are generated primarily through transaction charges to our correspondent firms for clearing their trades. Revenue is also earned from various fees and other processing charges as well as through net interest earnings on correspondent customer balances.

Retail. The retail brokerage segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of our employee registered representatives and our independent contractors. This segment generates revenue primarily through commissions charged on securities transaction, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances.

Institutional. The institutional brokerage segment serves institutional customers in securities lending, investment banking and public finance, fixed income sales and trading, proprietary trading and agency execution services. Revenues in this segment are derived from the net interest spread on stock loan transactions, commission and trading income from fixed income and equity products to institutional customers and investment banking fees from corporate and municipal securities transactions.

Banking. The Bank offers traditional banking products and services and focuses on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers. The bank earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors.

The “other” category includes SWS Group, Corporate Administration, SWS Capital and Capital Markets, which includes the financial results of SWS’ Institutional Sales & Research departments. Certain assets of this business were sold in January 2006 and as a result, the financial results of this department are included in the analysis for three and nine-month periods ending March 31, 2006. SWS Group is a holding company that owns various investments, including USHS and NYX common stock.

Net interest income from the clearing, retail brokerage and institutional brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income from the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts.

We currently have significant growth agendas in three aspects of our business: we seek to grow our clearing business by expanding our correspondent base, our retail brokerage business by increasing our distribution capabilities and our Bank by adding experienced bankers.

Business Environment

Financial market conditions improved during fiscal 2007. Short-term interest rates increased 50 basis points since March 2006 but have been unchanged since June 30, 2006. The Federal Reserve Board’s federal funds rate was 5.25% during the third quarter of fiscal 2007 and 4.75% for that same period in fiscal 2006. The Dow Jones Industrial Average increased 10.8% from the end of the fiscal 2006 to the third quarter of fiscal 2007 while the Standard & Poor’s 500 Index and the NASDAQ Composite Index rose 11.9% and 11.5%, respectively, for the same time periods. Average daily volume on the New York Stock Exchange rose 11.2% for fiscal 2007. National rates for a 30 year mortgage decreased 4 basis points from the third quarter of fiscal 2006 to the third quarter of fiscal 2007, from 6.20% to 6.16%.

Our brokerage businesses are positively impacted by active securities markets, positive directional movements in key equity indices, steady interest rates and a normalized yield curve. Our banking business is dependent on relatively low mortgage rates and a healthy North Texas housing market.

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

TD Ameritrade Transaction. On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to our clearing platform. As an inducement to transfer, we generally provided substantial clearing fee discounts for a transition period. As a result of this transaction, we have recorded a customer relationship intangible of $4,761,000, which is being amortized over a five year period at a rate based on the future economic benefit of the customer relationships. As a result, we recognized approximately $232,000 and $603,000 of amortization expense for the three and nine-months ended March 30, 2007, respectively. See additional discussion in “-Intangible Assets” in the Notes to the Consolidated Financial Statements contained in this Report.

Discontinued operations/FSB Financial, LTD (“FSB Financial”). In March 2006, the Bank sold the assets of its subsidiary, FSB Financial, for $35,870,000 in cash and the retirement of $116,868,000 of related debt. Pursuant to the sale, 10% of the cash purchase price, or $3,587,000, was placed in escrow until June 30, 2007 to secure the Bank’s indemnifications; until then, the Bank does not have access to these funds. This amount plus interest of $171,000 is presented in Other Assets in the accompanying Consolidated Statement of Financial Condition. The results of FSB Financial are classified as discontinued operations for all periods presented.

NYSE/Archipelago. SWS owned 23,721 shares of Archipelago Holdings, LLC (“Archipelago”) stock prior to the merger of Archipelago and the NYSE in March 2006. Upon the merger, each share of our Archipelago stock was converted into one share of the new entity’s, NYSE Euronext, Inc., common stock (“NYX”). Also, as part of the merger, Southwest Securities surrendered its one NYSE seat (carried at a cost of $230,000) in return for $300,000 in cash and 80,177 restricted shares of the new entity. The gain on this transaction was $5,200,000. As of March 7, 2007, one-third of the 80,177 shares, 26,727 shares, are no longer restricted. For the three-months ended March 30, 2007, we recorded a loss of $375,000 on all 103,898 shares we own. For the nine-months ended March 30, 2007, we recorded a gain of $2,747,000 on these shares.

Investment in Comprehensive Software Systems, Inc. (“CSS”). In 1993, SWS became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system. Our ownership in CSS increased to 25.08% in fiscal 2002, and we implemented the equity method of accounting. Subsequent to an equity offering by CSS in January 2005, we owned 13.7% of CSS.

To facilitate the continued enhancement of the CSS system, we invested an aggregate of $6,386,000 is CSS all of which had been written off by March 30, 2007.

Our pro-rata share of CSS’ losses for the three and nine-month periods ended March 30, 2007 were $209,000 and $623,000, respectively. For the three and nine-months periods ended March 31, 2006, our pro-rata share of CSS’ losses was $220,000 and $643,000, respectively. From inception of the investment to date, our pro-rata percentage of losses of $9,170,000 was greater than the $6,386,000 loaned and invested by $2,784,000.

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers successfully converted to the CSS system by December 31, 2006. CSS made written demand of $1,700,000 under this agreement in January 2007. SWS disputed the payment.

SWS and CSS have reached a tentative agreement of this dispute pursuant to which SWS will enter into a new maintenance contract which calls for total maintenance payments of $3,000,000 for calendar year 2007 with an additional two years of maintenance at $2,500,000 per year. SWS expects to receive assistance in converting to an updated version of the CSS software and a new broker front end platform in exchange for the increased maintenance payments. The final agreement is dependent on documentation. See additional discussion in “-Investment” in the Notes to the Consolidated Financial Statements contained in this Report.

RESULTS OF OPERATIONS

THREE-MONTH ANALYSIS

Consolidated

Net income from continuing operations for the three month period ended March 30, 2007 was $7,590,000, representing a decrease of $858,000 over net income from continuing operations for the comparable three month period ended March 31, 2006. Net income includes income of $11,574,000 from discontinued operations due to the sale of FSB Financial for the three-month period ending March 31, 2006. The three month periods ended March 30, 2007 and March 31, 2006 contained 61 and 62 trading days, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three month period ended March 30, 2007 compared to the three month period ended March 31, 2006 (dollars in thousands):

	Three Months Ended
	Amount	%
Net revenues:
Net revenues from clearing operations	$(756)	(20)%
Commissions	2,606	13
Net interest	1,520	7
Investment banking, advisory and administrative fees	2,049	35
Net gains on principal transactions	(5,190)	(67)
Other	15	—

	244	—

Operating expenses:
Commissions and other employee compensation	$4,382	13%
Occupancy, equipment and computer service costs	105	2
Communications	(55)	(2)
Floor brokerage and clearing organization charges	72	21
Advertising and promotional	(82)	(9)
Other	(2,459)	(40)

	1,963	4

Pretax income	$(1,719)	(13)%

Net revenues increased for the third quarter of fiscal 2007 by $244,000. The largest components of the increase were in commissions, net interest, and investment banking, advisory and administrative fees. The increase in commissions is primarily due to increases in business for both the retail brokerage and the institutional brokerage segments. The increase in net interest revenue is primarily due to an increase at the Bank in average loan balances over the prior fiscal year. The increase in investment banking, advisory and administrative fees are due to an increase in public and corporate finance fees. These increases are offset by a decrease in net gains on principal transactions due to the gain of $5,200,000 realized in the third quarter of fiscal 2006 upon the merger of NYSE and Archipelago into NYX.

Operating expenses increased $1,963,000 for the three-months ended March 30, 2007 as compared to the same period of fiscal 2006. The largest increase was in commissions and other employee compensation, $4,382,000. The increase in commissions and other employee compensation is due primarily to increased business profitability as well as increased costs of employee benefits. This increase was offset by a decrease in other expenses of $2,459,000. The decrease in other is due primarily to a decrease in legal expenses and the Bank’s loan loss provision.

Additionally, occupancy, equipment and computer services expense increased $105,000 over the prior quarter. Our CSS maintenance expenses increased $540,000 over last year and amortization of intangibles was up $232,000. These increases were offset by reduced depreciation and leasehold improvements write-offs of $580,000 and $365,000, respectively. All other expense categories were consistent with last year.

Net Interest Income. The components of interest earnings are as follows for the three month periods ended March 30, 2007 and March 31, 2006 (in thousands):

	Three Months Ended
	March 30, 2007	March 31, 2006
Interest revenue:
Customer margin accounts and assets segregated for regulatory purposes:	$9,962	$9,676
Stock borrowed	40,367	27,367
Bank loans	19,453	15,864
Other	3,594	1,899

	$73,376	$54,806

Interest expense:
Customer funds on deposit	$5,871	$4,934
Stock loaned	35,572	22,145
Bank deposits	8,358	5,353
Federal Home Loan Bank advances	723	553
Other	461	950

	50,985	33,935

Net interest	$22,391	$20,871

For the three months ended March 30, 2007, net interest income generated by our brokerage entities accounted for approximately 16.8% of our net revenues. For the three months ended March 31, 2006, net interest income generated by our brokerage entities accounted for approximately 16.6% of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended
	March 30, 2007	March 31, 2006
Average interest-earning assets:
Customer margin balances	$283,000	$333,000
Assets segregated for regulatory purposes	345,000	346,000
Stock borrowed	2,845,000	2,678,000
Average interest-bearing liabilities:
Customer funds on deposit	521,000	555,000
Stock loaned	2,808,000	2,626,000

Net interest revenue from customer balances decreased $651,000 for the three-months ended March 30, 2007 over the third quarter of fiscal 2006 due to the decrease in the average customer margin balances of 15% for the quarter. The decrease in net interest revenue generated from securities lending activities for the quarter is due to a decrease in the spread by 8 basis points. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business. The increase in other interest revenue is due primarily to increased activity in fixed income securities.

Net interest revenue generated by the Bank is reviewed in detail in the segment analysis below.

Segment Information

The following is a summary of increases (decreases) in categories of net revenues and pre-tax income by segment for the three-month period ended March 30, 2007 compared to the three-month period ended March 31, 2006 (dollars in thousands):

	Three Months Ended
	March 30, 2007	March 31, 2006	Increase/ (Decrease)	% Change

Net revenues:

Clearing	$9,538	$9,289	$249	3
Retail brokerage	19,800	17,635	2,165	12
Institutional brokerage	22,124	17,471	4,653	27
Banking	12,265	10,939	1,326	12
Other	(223)	7,926	(8,149)	(103)

Total	$63,504	$63,260	244	__

Pre-Tax Income:

Clearing	$4,819	$3,995	$824	21
Retail brokerage	3,008	2,378	630	26
Institutional brokerage	6,212	3,880	2,332	60
Banking	5,727	4,257	1,470	35
Other	(8,513)	(1,538)	(6,975)	454

Total	$11,253	$12,972	(1,719)	(13)

Clearing. The clearing segment posted a modest increase in net revenue, up 3% and a 21% increase in pretax income. Tickets processed increased dramatically over the prior year due to increased volume from day trading customers; however, clearing revenue per ticket was down over the prior quarter as these customers are charged substantially lower rates than our general securities clients. Revenue per ticket was $0.77 in the third quarter of fiscal 2007 versus $1.40 per ticket in the third quarter of last year.

	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006
Tickets for high-volume trading firms	3,669,355	2,379,482
Tickets for general securities broker/dealers	216,734	289,173

Total tickets	3,886,089	2,668,655

Correspondents	217	208

Net interest revenue allocated to the clearing segment increased 19% over the same quarter of last year. The increase in net interest revenue accounted for 77% of the total increase in pretax income for this segment. This increase was generated by a growth in the earnings on assets segregated for regulatory purposes, most of which is allocated to the clearing segment. Operating revenues were down in the quarter primarily due to the departure, announced last quarter, of one our general securities customers due to an acquisition. Additionally, the correspondents we acquired from Ameritrade are still receiving reduced rates for clearing.

Operating expenses were down slightly in the quarter primarily due to a rebate received from the Depository Trust and Clearing Corporation Company offset by $231,000 in amortization expenses from the new correspondent acquisition from Ameritrade.

Retail. Net revenues in the retail segment were up 12% over last year’s third quarter while pretax profits were up 26%. The primary driver of the net revenue increase was increased operating revenue. The table below provides a detail of commission revenue.

	Operating Revenue Three Months Ended		No. of Representatives As of
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Private Client Group
Commissions	$5,980	$5,583	88	93
Advisory fees	739	610
Insurance products	708	418
Other	161	147

	7,588	6,758

Independent registered representatives (SWSF)
Commissions	6,209	5,619	387	379
Advisory fees	334	284
Insurance products	1,935	1,588
Other	217	289

	8,695	7,780

Other	1,717	1,358

	$18,000	$15,896	475	472

While the total number of registered representatives has increased only modestly from March of last year, the productivity of our representatives continues to improve.

Revenues from insurance products also increased 31% over the same quarter last year while fees from managed accounts were up 16%. Assets under management were $ 7.1 billion at March 30, 2007 versus $5.2 billion at March 30, 2006.

Commission expense, the primary component of operating expenses in this segment, increased in line with the revenue increases while cost controls kept fixed expenses down slightly from the previous quarter.

Institutional. Net revenues from the institutional segment increased 27% while pretax income was up 60%. The increased revenues were primarily from commissions on the sale of equity and fixed income products and fees from the municipal investment banking. The following table provides a breakdown of commission revenue in the institutional segment.

	Commission Revenue Three Months Ended		No. of Representatives As of
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Fixed income sales and trading	$4,612	$4,253	45	36
Portfolio trading	5,057	3,700
Other	4	6

	$9,673	$7,959

The municipal finance area participated in 152 transactions during the third quarter of fiscal 2007 versus 130 in the third quarter of fiscal 2006 which led to a 60% increase in public finance advisory fees.

Net interest allocated to this segment is substantially all from securities lending which is reviewed in detail in the consolidated section, above.

Operating expenses were up 17% driven primarily by increased commissions and incentive compensation due to the improved net revenue.

Banking. The bank’s net revenue increased 12% while its pretax income increased 35% over the same period last year.

Net interest revenue generated by the Bank accounted for approximately 18.5% of consolidated net revenue for the three -month period ended March 31, 2007 and 16.4% for the three -month period ended March 31, 2006, respectively. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2007 and March 31, 2006 (dollars in thousands):

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
Real estate – mortgage	$152,595	$3,609	9.6%	$155,999	$3,346	8.7%
Real estate – construction	230,417	5,391	9.5	185,498	4,345	9.5
Commercial	306,287	7,012	9.3	251,756	5,557	9.0
Individual	6,440	125	7.8	8,466	133	6.4
Land	134,471	3,316	10.0	104,177	2,483	9.7
Investments	107,566	1,358	5.1	38,275	423	4.5

	937,776	$20,811	9.0%	744,171	$16,287	8.9%
Interest-earning assets from discontinued operations				22,747
Noninterest-earning assets:
Cash and due from banks	8,441			11,822
Other assets	22,470			13,911

	$968,687			$792,651

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$79,091	865	4.4%	$84,654	$735	3.5%
Money market accounts	28,582	234	3.3	27,154	167	2.5
Interest-bearing demand accounts	93,037	1,019	4.4	74,736	534	2.9
Savings accounts	578,322	6,240	4.4	434,708	3,917	3.7
Federal Home Loan Bank advances	55,794	723	5.3	47,969	553	4.7

	834,826	9,081	4.4%	669,221	5,906	3.6%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	44,058			43,175
Other liabilities	7,628			5,527

	886,512			717,923
Stockholders’ equity	82,175			74,728

	$968,687			$792,651

Net interest income		$11,730			$10,381

Net yield on interest-earning assets			5.1%			5.7%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended March 31, 2007 compared to March 31, 2006
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate—mortgage	$263	$(73)	$343	$(7)
Real estate—construction	1,046	1,052	(5)	(1)
Commercial	1,455	1,204	207	44
Individual	(8)	(32)	31	(7)
Land	833	722	86	25
Investments	935	767	82	86

	$4,524	$3,640	$744	$140

Interest expense:
Certificates of deposit	$130	$(48)	$191	$(13)
Money market accounts	67	9	55	3
Interest-bearing demand accounts	485	131	284	70
Savings accounts	2,323	1,294	773	256
Federal Home Loan Bank advances	170	90	69	11

	3,175	1,476	1,372	327

Net interest income	$1,349	$2,164	$(628)	$(187)

The bank’s operating expenses were down slightly at 2%. This decrease is due to reduced loan loss allowance of $712,000 offset by increased compensation expenses. Headcount at the bank was 183 at March 31, 2007 versus 160 at March 31, 2006.

Other. Pretax loss from the other category was $8.5 million in the three months ended March 30, 2007 compared to $1.5 million the same period of last year. The primary driver of the change was the $5.2 million gain recorded on the initial receipt of the NYX shares in March of 2006. Additionally, earnings from our deferred compensation plan investments and our corporate equity investments decreased $588,000 and executive management incentive compensation is up $486,000.

NINE-MONTH ANALYSIS

Consolidated

Net income from continuing operations for the nine-month period ended March 30, 2007 was $30,578,000, representing an increase of $7,379,000 over net income for the comparable nine-month period ended March 31, 2006. Net income included income of $12,685,000 from discontinued operations due to the sale of FSB Financial for the nine-month period ending March 31, 2006. The nine-month periods ended March 30, 2007 and March 31, 2006 contained 187 and 193 trading days, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the nine-month period ended March 30, 2007 compared to the nine-month period ended March 31, 2006 (dollars in thousands):

	Nine Months Ended
	Amount	%
Net revenues:
Net revenues from clearing operations	$(1,795)	(16)%
Commissions	(221)	—
Net interest	11,068	19
Investment banking, advisory and administrative fees	4,366	20
Net gains on principal transactions	(181)	(1)
Other	2,213	12

	15,450	8

Operating expenses:
Commissions and other employee compensation	$10,771	10%
Occupancy, equipment and computer service costs	(633)	(4)
Communications	(418)	(6)
Floor brokerage and clearing organization charges	255	10
Advertising and promotional	(349)	(15)
Other	(3,645)	(21)

	5,981	4

Pretax income	$9,469	26%

Net revenues increased for the nine-months ended March 30, 2007 by $15,450,000. The largest components of the increase were in net interest revenue, investment banking, advisory and administrative fees and other revenues. The increases in net interest and investment banking, advisory and administrative fees were due to substantially the same reasons as described for the three-month period above. Other revenue increased due to the proceeds received from company owned life insurance policies of $2,276,000 in the second quarter of fiscal 2007, an increase in fees from the sale of insurance products of $2,495,000 offset by a decrease in earnings on equity investments of $2,436, 000. These increases were offset by a decrease in clearing revenue of $1,795,000. The decrease in clearing revenues is due primarily to decreased revenue from general securities correspondents.

Operating expenses increased $5,981,000 for the nine-months ended March 30, 2007 as compared to the same period of fiscal 2006. The largest increase was in commissions and other employee compensation offset by a decrease in other expenses. These items fluctuated for substantially the same reasons as described for the three-month period namely, increased commissions and other employee compensation of $10,771,000 offset by a decrease in other expenses of $3,645,000, primarily legal expenses. Occupancy, equipment and computer services expense also decreased $633,000 for the nine-month period primarily due to reduced depreciation expenses offset by increased intangible amortization and CSS maintenance charges. Communication expense also decreased during the nine-month period due to reduced quotes fees from the sale of the Institutional Equity business in January of 2006. Lower recruiting costs led to reduced advertising and promotional costs.

Net Interest Income. The components of interest earnings are as follows for nine-month periods ended March 30, 2007 and March 31, 2006 (in thousands):

	Nine Months Ended
	March 30, 2007	March 31, 2006
Interest revenue:
Customer margin accounts and assets segregated for regulatory purposes:	$31,336	$28,262
Stock borrowed	117,253	78,924
Bank loans	58,521	46,105
Other	11,048	4,475

	$218,158	$157,766

Interest expense:
Customer funds on deposit	$17,892	$13,659
Stock loaned	101,398	66,297
Bank deposits	24,272	13,811
Federal Home Loan Bank advances	2,059	2,214
Other	1,971	2,287

	147,592	98,268

Net interest	$70,566	$59,498

For the nine-months ended March 30, 2007, net interest income generated by our brokerage entities accounted for approximately 16.8% of our net revenues. For the nine-months ended March 31, 2006, net interest income generated by our brokerage entities accounted for approximately 15.0% of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Nine Months Ended
	March 30, 2007	March 31, 2006
Average interest-earning assets:
Customer margin balances	$301,000	$327,000
Assets segregated for regulatory purposes	353,000	346,000
Stock borrowed	2,958,000	2,580,000
Average interest-bearing liabilities:
Customer funds on deposit	540,000	556,000
Stock loaned	2,908,000	2,511,000

Net interest revenue from customer balances decreased for the nine-months ended March 30, 2007 over the nine-months of fiscal 2006 due to the decrease in average customer margin balances of 8%.

The increase in net interest revenue generated from securities lending activities for the nine-month period is due to an increase in the net interest spread of 10 basis points despite the decrease in average balances of 28%. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business. The increase in other interest revenue is due primarily to increased activity in fixed income securities.

Net interest revenue generated by the Bank is reviewed in detail in the segment analysis below.

Income Tax Expense. For the nine-months ended March 30, 2007, income tax expense (effective rate of 32.5%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income from continuing operations before income taxes. The effective rate was lower than the statutory rate because of permanently excluded items, primarily tax exempt interest and proceeds from company owned life insurance policies, offset by state income taxes deductible for federal income tax purposes.

Segment Information

The following is a summary of increases (decreases) in categories of net revenues and pre-tax income by segment for the nine-month period ended March 30, 2007 compared to the nine-month period ended March 31, 2006 (dollars in thousands):

	Nine Months Ended
	March 30, 2007	March 31, 2006	Increase/ (Decrease)	% Change
Net revenues:

Clearing	$28,462	$27,812	$650	2
Retail brokerage	57,045	52,048	4,997	10
Institutional brokerage	78,130	64,392	13,738	21
Banking	37,560	32,665	4,895	15
Other	6,955	15,785	(8,830)	(56)

Total	$208,152	$192,702	15,450	8

Pre-Tax Income:

Clearing	$14,448	$12,071	$2,377	20
Retail brokerage	9,565	6,696	2,869	43
Institutional brokerage	24,432	17,489	6,943	40
Banking	18,696	14,220	4,476	31
Other	(21,841)	(14,645)	(7,196)	(49)

Total	$45,300	$35,831	9,469	26

Clearing. The clearing segment posted a modest increase in net revenue, up 2% and a 20% increase in pretax income. Tickets processed increased dramatically over the prior year due to increased volume from day trading customers; however, clearing revenue per ticket was down over the prior year as these customers are charged substantially lower rates than our general securities clients. Revenue per ticket was $0.75 for the nine month period of fiscal 2007 versus $1.43 per ticket for the nine month period of fiscal 2006.

	Nine Months Ended March 30, 2007	Nine Months Ended March 31, 2006
Tickets for high-volume trading firms	11,456,086	6,485,818
Tickets for general securities broker/dealers	661,013	1,152,238

Total tickets	12,117,099	7,638,056

Correspondents	217	208

Net interest revenue allocated to the clearing segment increased 15% over the nine months of last year. The increase in net interest revenue accounted for 65% of the total increase in pretax income for this segment. This increase was generated by a growth in the earnings on assets segregated for regulatory purposes, most of which is allocated to the clearing segment. Operating revenues were down in the quarter primarily due to the departure, announced in the second quarter of fiscal 2007, of one of our general securities customers due to an acquisition. Additionally, the correspondents we acquired from Ameritrade are still receiving reduced rates for clearing.

Operating expenses for the nine months ended March 30, 2007 were down when compared to the nine-months ended March 31, 2006 due to a rebate received from the Depository Trust and Clearing Corporation Company and reduced legal fees offset by $603,000 in amortization expenses from the new correspondent acquisition from Ameritrade.

Retail. Net revenues in the retail segment were up 10% over last year’s third quarter while pretax profits were up 43%. All revenue components showed increases in this segment for the nine-month period. The table below provides a detail of operating revenue.

	Operating Revenue Nine Months Ended		No. of Representatives As of
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Private Client Group
Commissions	$17,940	$17,096	88	93
Advisory fees	2,194	1,669
Insurance products	2,733	903
Other	522	462

	23,389	20,130

Independent registered representatives (SWSF)
Commissions	16,380	16,224	387	379
Advisory fees	1,052	889
Insurance products	5,562	5,084
Other	664	910

	23,658	23,107

Other	4,844	3,935

	$51,891	$47,172	475	472

While the total number of registered representatives has increased only modestly from March of last year, the productivity of our representatives continues to improve.

Revenues from insurance products for the nine months ended March 30, 2007 also increased 38% over the nine months ended March 31, 2006 while fees from managed accounts were up 26%.

Commission expense, the primary component of operating expenses in this segment, increased in line with the revenue increases while reduced legal expenses led to an 11% decrease in fixed expenses from the previous year.

Institutional. Net revenues from the institutional segment increased 21% while pretax income was up 40%.

The following table provides a breakdown of commission revenue in the institutional segment.

	Commission Revenue Nine Months Ended		No. of Representatives As of
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
Fixed income sales & trading	$15,445	$15,790	45	36
Portfolio trading	15,186	13,666
Other	10	11

	30,641	29,467

Increased trading revenue as well as fees from municipal transactions led to the increased revenue as did increased net interest income. The municipal finance group participated in 451 transactions during the first nine-months of fiscal 2007 versus 430 in the fiscal 2006 period.

Net interest allocated to this segment is substantially all from securities lending which is reviewed in detail in the consolidated section, above.

Operating expenses were up 14% driven primarily by increased commissions and incentive compensation of $4,388 due to the improved net revenue. Other expenses increased $2,919 primarily due to an increase in clearing costs related to the additional volume in the portfolio trading area.

Banking. The bank’s net revenue increased 15% while its pretax income increased 31% over the same period last year.

Net interest revenue generated by the Bank accounted for approximately 17.1% of consolidated net revenue for the nine-month period ended March 31, 2007 and 15.9% for the nine-month period ended March 31, 2006, respectively. As noted above, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the nine month periods ended March 31, 2007 and March 31, 2006 (dollars in thousands):

	Nine Months Ended
	March 31, 2007			March 31, 2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Real estate – mortgage	$156,803	$11,099	9.4%	$188,253	$11,810	8.4%
Real estate – construction	220,738	15,896	9.6	167,113	11,566	9.2
Commercial	296,506	21,288	9.6	243,177	15,833	8.7
Individual	6,764	397	7.8	9,657	429	5.9
Land	131,933	9,841	9.9	93,577	6,467	9.2
Investments	91,089	3,475	5.1	19,451	615	4.2

	903,833	$61,996	9.1%	721,228	$46,720	8.6%
Interest-earning assets from discontinued operations				26,961
Noninterest-earning assets:
Cash and due from banks	10,117			10,188
Other assets	22,943			23,313

	$936,735			$781,690

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$81,533	2,574	4.2%	$100,734	$2,533	3.4%
Money market accounts	28,569	712	3.3	23,373	430	2.5
Interest-bearing demand accounts	75,350	1,998	3.5	64,882	1,245	2.6
Savings accounts	562,839	18,988	4.5	403,388	9,603	3.2
Federal Home Loan Bank advances	55,150	2,059	5.0	70,609	2,214	4.2

	803,441	26,331	4.4%	662,986	16,025	3.2%
Noninterest-bearing liabilities:
Non interest-bearing demand accounts	48,424			39,984
Other liabilities	7,270			6,956

	859,135			709,926
Stockholders’ equity	77,600			71,764

	$936,735			$781,690

Net interest income		35,665			$30,695

Net yield on interest-earning assets			5.3%			5.7%

Interest rate trends, changes in the economy and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

	Nine months ended March 31, 2007 compared to March 31, 2006
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate—mortgage	$(711)	$(1,973)	$1,515	$(253)
Real estate—construction	4,330	3,712	468	150
Commercial	5,455	3,472	1,626	357
Individual	(32)	(129)	138	(41)
Land	3,374	2,651	513	210
Investments	2,860	2,289	153	418

	$15,276	$10,022	$4,413	$841

	Nine months ended March 31, 2007 compared to March 31, 2006
	Total Change	Attributed to
		Volume	Rate	Mix
Interest expense:
Certificates of deposit	$41	$(483)	$647	$(123)
Money market accounts	282	96	152	34
Interest-bearing demand accounts	753	200	476	77
Savings accounts	9,385	3,796	4,006	1,583
Federal Home Loan Bank advances	(155)	(387)	559	(327)

	10,306	3,222	5,840	1,244

Net interest income	$4,970	$6,800	$(1,427)	$(403)

The bank’s operating expenses were up slightly at 2%. This increase is due to an increase in compensation expense due to primarily to increased headcount at the bank offset by a reduction in the loan loss allowance of $876,000

Other. Pretax loss from the other category was $21.8 million in the first nine months of 2007 versus $14.6 million in the first nine months of fiscal 2006. The variance is due primarily to the gain on the NYX stock recorded in March of 2006, reduced earnings from our corporate equity investments and increased executive management incentive compensation.

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

Loans receivable at March 31, 2007 and June 30, 2006 are summarized as follows (in thousands):

	March 31, 2007	June 30, 2006
Real estate – mortgage	$175,661	$177,587
Real estate – construction	299,202	250,664
Commercial	251,194	210,641
Individuals	4,359	4,553
Land	129,922	123,970

	$860,338	$767,415

The following table shows the expected life of real estate – construction and commercial loans at March 31, 2007, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$257,072	$14,835	$27,295	$299,202
Commercial	60,036	101,469	89,689	251,194

Total	$317,108	$116,304	$116,984	$550,396

Amount of loans based upon:
Floating or adjustable interest rates	$307,544	$80,244	$81,729	$469,517
Fixed interest rates	9,564	36,060	35,255	80,879

Total	$317,108	$116,304	$116,984	$550,396

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

Non-performing assets as of March 31, 2007 and June 30, 2006 are as follows (dollars in thousands):

	March 31, 2007	June 30, 2006
Loans accounted for on a non-accrual basis	$9,318	$4,115

Non-performing loans as a percentage of total gross loans	1.0%	0.6%

Loans past due 90 days or more, not included above	$211	$334

Troubled debt restructurings	$2,452	$1,785

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 31, 2007 and March 31, 2006 is as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$5,497	$7,151	$5,047	$7,450
Continuing operations:
Charge-offs:
Charge-offs – commercial, financial and agricultural	—	(34)	(110)	(147)
Charge-offs – real estate-mortgage	—	(37)	(224)	(139)
Charge-offs – real estate-construction	—	(45)	—	(45)
Charge-offs – Installment loans to individuals	(22)	(3)	(31)	(3)

	(22)	(119)	(365)	(334)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Recoveries:
Recoveries – construction	4	13	16	70
Recoveries – mortgage	—	1	2	1
Recoveries – commercial, financial and agricultural	81	—	145	—

	85	14	163	71

Net recoveries (charge-offs)	63	(105)	(202)	(263)
Additions charged to operations	(63)	350	652	1,515

	—	245	450	1,252
Discontinued operations:
Provision for loan losses	—	2,486	—	5,878
Loans charged to allowance, net	—	(1,084)	—	(5,782)
Sale of FSB Financial	—	(3,731)	—	(3,731)

	—	(2,329)	—	(3,635)

Balance at end of period	$5,497	$5,067	$5,497	$5,067

Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	0.01%	(0.01%)	(0.02%)	(0.02%)

The allowance for probable loan losses is applicable to the following types of loans as of March 31, 2007 and June 30, 2006 (dollars in thousands):

	March 31, 2007		June 30, 2006
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$2,591	29.3%	$1,954	27.5%
Real estate – construction	960	34.7	1,178	32.6
Real estate – mortgage & land	1,939	35.5	1,914	39.3
Individuals	7	0.5	1	0.6

	$5,497	100.0%	$5,047	100.0%

Deposits. Average deposits and the average interest rate paid on the deposits for the three and nine-month periods ended March 31, 2007 and March 31, 2006 can be found in the discussion of the Banking Group’s net interest income under the caption “-Results of Operations- Segment-Banking.”

Certificates of deposit of $100,000 or greater were $25,401,000 and $25,591,000 at March 31, 2007 and June 30, 2006, respectively. The Bank funds its loans through short-term borrowings at the Federal Home Loan Bank (“FHLB”), internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. The Bank has approximately $676 million in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank. The Bank has historically financed its short-term borrowing needs through advances from the FHLB. The Bank currently uses the FHLB advances to fund fixed rate loans. Short-term borrowing needs are covered by deposits. This table represents advances from the FHLB which were due within one year (generally two to seven days) during the three and nine-month periods ended March 31, 2007 and March 31, 2006 (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$544	3.3%	$9,916	3.0%	$544	3.3%	$9,916	3.0%
Average during period	2,511	3.2%	9,970	3.6%	8,367	3.1%	34,587	3.8%
Maximum balance during period	6,076	—	37,284	—	18,127	—	77,442	—

LIQUIDITY AND CAPITAL RESOURCES

While we manage our operation and measure our results through four segments, liquidity and capital resources are considered along more institutional lines due, in part, to the separate capital requirements imposed on our brokerage and banking businesses. Consequently, we will discuss these issues on that basis.

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At March 30, 2007, there were no amounts outstanding under these secured arrangements.

We have unsecured letters of credit, aggregating $2,250,000 at March 30, 2007, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At March 30, 2007, we had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, Inc., a subsidiary of SWS dissolved in July 2004, in the amount of $571,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line other than the $2,821,000 under unsecured letters of credit at March 30, 2007. At March 30, 2007, the total amount available for borrowings was $17,179,000.

We have an irrevocable letter of credit agreement aggregating $48,000,000 at March 30, 2007 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $66,296,000 at March 30, 2007.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and other un-affiliated banks and vault cash. In addition, the Bank has borrowing capacity with the FHLB and a $30,000,000 federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $219,000,000. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “gap” data. See the Bank’s gap analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.” At March 31, 2007, $676,000,000 of the Bank’s deposits was from broker customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Bank has historically met all the capital adequacy requirements to which it is subject.

Borrowings. In June 2005, the Bank entered into an agreement with an unaffiliated bank for the availability of a $20,000,000 unsecured federal funds line of credit. In the third quarter of fiscal 2006, the agreement was amended to increase the available credit to $30,000,000. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. Interest is charged on any borrowed funds at a rate quoted by the unaffiliated bank and accepted by the Bank. The line is used by the Bank to support short-term liquidity needs. At March 31, 2007, there were no amounts outstanding on this line of credit.

Cash Flow

Net cash provided by operating activities was $59,652,000 and $55,588,000 for the nine-months ended March 30, 2007 and March 31, 2006, respectively. The primary reasons for the increase in cash provided by operating activities from fiscal 2006 to fiscal 2007 were:

•	an decrease of $21,000,000 in investments held in reverse repurchase agreements ; and

•	reduced cash flow from client accounts;

offset by:

•	increased investment in assets segregated for regulatory purposes;

•	a decrease of $34,400,000 in securities sold, not yet purchased versus a $12,500,000 increase last year; and

•	an increase in securities lending and other broker/dealer balances of $18,000,000 versus a decrease of $91,000 last year.

Net cash used in investing activities for the nine-month periods ended March 30, 2007 and March 31, 2006 was $101,100,000 and $3,071,000, respectively. The primary reason for the increase in cash used for investing activities was our purchase of correspondent clients of Ameritrade and the elimination of cash provided by our discontinued operations.

Net cash flows provided by financing activities totaled $121,343,000 for the nine-month period ended March 30, 2007 compared to net cash flow used in financing activities of $5,010,000 for the nine-month period ended March 31, 2006. The primary reasons for the increase in cash proceeds is from increases in deposits at the Bank, increased net advances from the FHLB and an increase in proceeds from the options exercised by our employees.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2007.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire in June 30, 2008, to repurchase up to 500,000 shares.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. The plan purchased 44,333 shares in the nine-month period ended March 30, 2007 at a cost of approximately $962,000 or $21.69 per share. 14,345 shares were distributed pursuant to the plan in the nine-month period ended March 30, 2007.

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, in the nine-month period ended March 30, 2007, 13,581 shares were repurchased by the Company at an average price of $17.60 per share to cover tax liabilities.

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

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending provided. The Bank has developed and implemented extensive policies and procedures to provide a robust process for proactively managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within the Dallas / Fort Worth metropolitan area. The Bank also purchases loans which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Our policies and procedures to manage credit risk are designed to be responsive to changes in these economic conditions.

Operational Risk

Operational risk refers generally to risk of loss resulting from our operations, including but not limited to improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process large numbers of transactions. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures designed to identify and manage operational risk at appropriate levels. We also use periodic self-assessments and internal audit examinations to review the effectiveness of our controls and procedures in mitigating our operational risk.

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

Banking. Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. The Bank has established limits for acceptable interest rate risk and acceptable portfolio value risk. To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates. To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data prepared by the Office of Thrift and Supervision (“OTS”) for interest rate sensitivity of the Bank’s net portfolio. These analyses are conducted on a monthly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	4.86%
+200	3.23%
+100	1.60%
0	0%
-100	-1.59%
-200	-3.17%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at March 31, 2007 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Interest Earning Assets:
Loans	$744,392	$42,842	$45,228	$33,373
Securities and FHLB Stock	3,252	—	—	268
Interest Bearing Deposits	81,891	—	—	—

Total Interest Earning Assets	829,535	42,842	45,228	33,641

Interest Bearing Liabilities:
Transaction Accounts and Savings	717,513	—	—	—
Certificates of Deposit	33,642	24,481	14,215	6,635
Borrowings	—	544	2,237	52,732

Total Interest Bearing Liabilities	751,155	25,025	16,452	59,367

GAP	$78,380	$17,817	$28,776	$(25,726)

Cumulative GAP	$78,380	$96,197	$124,973	$99,247

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

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$—	$8,609	$11,754	$17,653	$38,016
U.S. Government and Government agency obligations	5,747	(16,677)	(7,595)	(8,337)	(26,862)
Corporate obligations	2,865	4,922	(1,026)	38,096	44,857

Total debt securities	8,612	(3,146)	3,133	47,412	56,011
Corporate equity	—	—	—	16,339	16,339
Other	26,873	—	—	—	26,873

	$35,485	$(3,146)	$3,133	$63,751	$99,223

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	—%	3.7%	3.8%	4.4%	4.0%
U.S. Government and Government agency obligations	4.7%	4.1%	2.4%	3.7%	4.0%
Corporate obligations	5.4%	4.9%	5.6%	6.1%	5.7%

Available-for-sale securities, at fair Value
Marketable equity securities	$—	$—	$—	$4,732	$4,732

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

Actual results may differ materially as a result of various factors, some of which are outside of our control. There factors include:

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

Item 4. Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Securities Exchange Act of 1934) as of March 30, 2007. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 30, 2007, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) pursuant to the Securities Exchange Act of 1934) during the nine-month period ended March 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by SWS during the quarter ended March 30, 2007 of equity securities that are registered by SWS pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(1)
12/30/06 to 1/26/07	—	$—	—	468,910
1/27/07 to 2/23/07	—	—	—	500,000
2/24/07 to 3/30/07	—	—	—	500,000

	—	$—	—

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

SIGNATURES

Pursuant to the requirements pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

May 9, 2007	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

May 9, 2007	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

May 9, 2007	/S/ Stacy Hodges
Date	(Signature)
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