Form 10-K
period 2007-06-29
SWS GROUP INC
filed 2007-09-12
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of voting and non-voting common equity held by non-affiliates on December 29, 2006, was $581,407,000 based on the closing price of the registrant’s common stock, $35.70 per share, reported on the New York Stock Exchange on December 29, 2006.

As of August 30, 2007, there were 27,720,256 shares of the Registrant’s common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 29, 2007, which will be filed with the Securities and Exchange Commission pursuant to Regulations 240.14a(6) within 120 days after the Registrant’s fiscal year end, are incorporated by reference into Part I and Part III of this Report on Form 10-K.

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

Our principal executive offices are located at 1201 Elm Street, Suite 3500, Dallas, Texas 75270. Our telephone number is (214) 859-1800 and our website is www.swsgroupinc.com. We do not intend for information contained on our website to be part of this Form 10-K. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room.

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

Our principal brokerage subsidiary, Southwest Securities, Inc. (“Southwest Securities”), is a registered broker/dealer and a member of the New York Stock Exchange, Inc. (“NYSE”). It is also a member of the Financial Industry Regulatory Authority (“FINRA”), Securities Investor Protection Corporation (“SIPC”), and other regulatory and trade organizations. FINRA was formed in July 2007 through the consolidation of the National Association of Securities Dealers (“NASD”) and the member regulation, enforcement and arbitration functions of the NYSE.

Southwest Securities provides correspondent services to securities broker/dealers and other financial institutions in 33 states, Canada and Europe. Southwest Securities serves individual investors through its Private Client Group offices in Texas, New Mexico and Oklahoma and institutional investors nationwide. Southwest Securities executes and clears securities transactions for retail and institutional clients, extends margin credit and lends securities and manages and participates in underwriting equity and fixed income securities. For the year ended June 29, 2007, revenues from Southwest Securities accounted for approximately 73% of our consolidated revenues.

We operate one other broker/dealer subsidiary which is registered with the FINRA. SWS Financial Services, Inc. (“SWS Financial”) contracts with over 370 individual registered representatives (who are FINRA licensed salespersons) for the administration of their securities business. While these registered representatives must conduct all of their securities business through SWS Financial, they may conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities’ registered representatives to compensate them for their added expenses. SWS Financial is a correspondent of Southwest Securities.

We provide clearing services to over 200 correspondent broker/dealers and registered investment advisors and over 370 independent registered representatives, as well as full-service brokerage services to individual and institutional investors. Clearing involves maintaining accounts, processing securities transactions, extending margin loans and performing a variety of administrative services as agent for our correspondent broker/dealers and their clients.

We offer full-service, traditional and Internet banking through Southwest Securities, FSB (the “Bank”). The Bank is a federally chartered savings bank organized and existing under the laws of the United States. Headquartered in Arlington, Texas, the Bank conducts business from its main office and its seven branch locations in North Texas and five loan production offices in Texas and Oklahoma. In 2003, SWS Banc Holding, Inc. (“SWS Banc”) was incorporated as a wholly owned subsidiary of SWS Group in the state of Delaware and became the sole shareholder of the Bank in 2004. The Bank’s one active subsidiary, FSB Development, LLC (“FSB Development”), participates in the development of single-family residential lots.

PRODUCTS AND SERVICES

In fiscal 2007, we operated through four business segments grouped primarily by products and services. See Note 25 in the Notes to the Consolidated Financial Statements contained in this Report for information regarding the revenues and income (loss) of each of our business segments.

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

High-volume trading firms specialize in providing services to those customers who trade actively on a daily basis. As of June 29, 2007, Southwest Securities provided clearing services for eight high-volume firms. The nature of services provided to the customers of high-volume firms and the internal costs necessary to support them are substantially different from the standard correspondent costs and services. Accordingly, fees for services to these correspondents, on a per trade basis, are discounted 50-95% from the fees normally charged to other customers.

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

Retail. The Retail segment includes retail securities, insurance and managed accounts.

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

At June 29, 2007, Southwest Securities had 12 retail brokerage offices (two located in Dallas and one each in Austin, Georgetown, Houston, Longview, Lufkin, Plano and San Antonio, Texas; Oklahoma City, Oklahoma; and Albuquerque and Santa Fe, New Mexico) and 94 registered representatives. At that date, SWS Financial had contracts with 376 independent retail representatives.

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

Managed Accounts. Through the Managed Advisors and Accounts department of Southwest Securities, we provide advisors with a wide array of products and services to enhance and grow their advisory business. Each program can be tailored to the individual client-relationship, providing the flexibility that is key to an advisor’s success. Products available include “Premier Advisors,” which gives an investor access to more than 75 of the world’s leading institutional money managers at competitive rates; “Directed Mutual Fund Program,” which offers an array of predefined mutual fund portfolios with automatic rebalancing and due diligence; and “Partner,” which offers fee-based, advisor-directed account solutions that include monthly and quarterly performance reporting.

Institutional. The Institutional segment is comprised of businesses serving institutional customers in securities lending, investment banking and public finance, fixed income sales and trading and equity trading.

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

When borrowing securities, we are required to deposit cash or other collateral or to post a letter of credit with the lender, and we generally receive a rebate (based on the amount of cash deposited) or a fee calculated to yield a negotiated rate of return. When lending securities, we receive cash or similar collateral and generally pay interest (based on the amount of cash deposited) to the other party to the transaction. Generally, we earn net interest income based on the spread between the interest rate on cash or similar collateral we deposit and the interest rate paid on cash or similar collateral we receive.

Securities borrowing and lending transactions are executed pursuant to written agreements with counterparties which require that securities borrowed and loaned be marked-to-market on a daily basis, that excess collateral be refunded, and that deficit collateral be furnished. Collateral adjustments are usually made on a daily basis through the facilities of various clearinghouses. We are a principal in these securities borrowing and lending transactions and are liable for losses in the event of a failure of any other party to honor its contractual obligation. Our management sets credit limits with each counterparty and reviews these limits regularly to monitor the risk level with each counterparty.

The securities lending business is conducted primarily from Southwest Securities’ New Jersey office using a highly specialized sales force. Competition for these professionals is intense, and there can be no assurance that we will be able to retain these securities lending professionals.

Investment Banking and Public Finance. We earn investment banking revenues by assisting corporate and public entity clients in meeting their financial needs and advising them on the most advantageous means of raising capital. We manage or co-manage public offerings of securities or arrange private placements of securities with institutional or individual investors. In addition, we provide consulting services, including valuations of securities and companies, we arrange and evaluate mergers and acquisitions and we advise clients with respect to financing plans and related matters.

Our syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises our selling allotments to our branch office system, to institutional clients and to other broker/dealers.

Southwest Securities maintains a corporate finance branch office in Dallas, Texas and public finance branch offices in Austin, Dallas, Houston, Longview, Plano and San Antonio, Texas; Newport Beach, California; New York, New York; Boston, Massachusetts; and Albuquerque, New Mexico.

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

Fixed Income Sales and Trading and Equity Trading. Our Fixed Income Group trades fixed income securities primarily for and with institutional customers. These securities include U.S. government and agency bonds, corporate bonds, municipal bonds and mortgage and asset backed securities. We discount our commissions substantially on institutional transactions. Southwest Securities has Fixed Income offices in Dallas, Texas; Chicago, Illinois; Ft. Lauderdale, Florida; Mill Valley, California; Fairfield, Connecticut; Evergreen, Colorado; Bloomfield, New Jersey and New York, New York.

Our Equity Trading Group focuses on providing best execution for equity and options orders for clients. We also execute institutional portfolio trades and make a limited number of markets in listed securities.

Banking. The Bank offers a full array of deposit products, including checking, savings, money market and certificates of deposit. As a full-service lender, the Bank offers competitive rates and terms on business loans, as well as a full line of consumer loans. Customers have access to comprehensive Internet banking services and online bill payment. The Bank provides interim construction lending to builders throughout the North Texas market. The Bank also provides factoring of commercial accounts. The Bank offers commercial and commercial real estate loans as well as residential mortgages through conventional and government loans, primarily in North Texas.

The Bank also purchases participations in newly originated residential loans (1-4 families), including sub-prime loans, from various mortgage bankers. The loans are pre-committed for sale to the secondary market and remain on the Bank’s books for an average of 17-20 days. As of the date of this Report, the Bank had 114 customer/originators with national coverage. Although the Bank is exposed to credit risk before the loans are sold, there is no recourse to the Bank once the sale has closed.

The Bank operates branch offices in Arlington, Garland, Granbury, Dallas and Fort Worth, Texas. The Bank also operates loan production offices in Hurst, Dallas, Fort Worth and Waxahachie, Texas and Oklahoma City, Oklahoma.

Margin Lending. We extend credit on a secured basis directly to our customers, both retail and institutional, the customers of correspondent firms and the correspondent firms themselves in order to facilitate customer and correspondent securities transactions. This credit, which earns interest income, is known as “margin lending” and is conducted across all of our brokerage segments. We extend margin credit to correspondent firms only to the extent that such firms pledge proprietary assets as collateral. Our correspondents indemnify us against margin losses on their customers’ accounts. Since we must rely on the guarantees and general creditworthiness of the correspondents, we may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

In customer margin transactions, the client borrows money from us to purchase securities or for other purposes. The loan is collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions at a floating rate. The rate charged is dependent on the average net debit balance in the client’s accounts, the activity level in the accounts and the applicable cost of funds. The amount of the loan is subject to the margin regulations (“Regulation T”) of the Board of Governors of the Federal Reserve System, FINRA margin requirements, and our internal policies. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of a particular security to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, FINRA requirements regulate the percentage of client cash or securities that must be on deposit at all times as collateral for the loans.

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

Revenues by Source

The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues from clearing operations	$12,451	3%	$14,671	4%	$14,078	4%

Commissions:
Listed equities	11,856	3%	10,212	3%	10,701	3%
Over-the-counter equities	35,461	8%	35,905	9%	28,942	9%
Corporate bonds	11,004	2%	9,360	2%	13,615	4%
Government bonds and mortgage-backed securities	6,802	1%	5,252	1%	5,393	2%
Municipal bonds	8,223	2%	8,815	2%	9,866	3%
Options	1,386	—	1,784	—	1,538	—
Mutual funds	13,328	3%	11,907	3%	11,179	4%
Other	2,338	—	2,281	1%	2,517	1%

	90,398		85,516		83,751

Interest	292,062	62%	220,666	56%	143,730	44%

Investment banking fees:
Corporate	4,629	1%	1,331	—	1,805	1%
Municipal	15,742	3%	15,567	4%	13,392	4%
Taxable fixed income	908	—	1,070	—	962	—
Other (trading and other)	289	—	463	—	702	—

	21,568		18,431		16,861

Advisory and administrative fees:
Money market funds	4,697	1%	4,884	1%	4,769	1%
Managed account fees	4,752	1%	3,888	1%	3,747	1%
Other	2,394	1%	2,578	1%	2,618	1%

	11,843		11,350		11,134

Net gains on principal transactions:
Equity securities	2,115	—	2,177	1%	4,420	1%
Municipal securities	1,297	—	784	—	1,842	1%
Corporate bonds	1,183	—	2,378	1%	2,564	1%
Government issues	8,599	2%	4,771	1%	6,251	2%
Gain on delivery of Knight shares in settlement of DARTSSM obligation	—	—	—	—	18,733	6%
Other	2,266	1%	6,392	2%	2,207	1%

	15,460		16,502		36,017

Other:
Other fee revenue from clearing operations	13,837	3%	10,831	3%	9,626	3%
Non-interest bank revenue	3,135	1%	2,672	1%	3,241	1%
Floor brokerage	1,126	—	570	—	536	—
Regulatory fees	2,680	1%	3,437	1%	3,029	1%
Other	6,338	1%	6,972	2%	4,796	1%

	27,116		24,482		21,228

Total revenue	$470,898	100%	$391,618	100%	$326,799	100%

COMPETITION

We encounter intense competition in our business. We compete directly with securities firms and banks, many of which have substantially greater capital and other resources. We also encounter competition from insurance companies and financial institutions in many elements of our business.

The brokerage entities compete principally on the basis of service, product selection, price, location and reputation. We operate at a price disadvantage to discount brokerage firms that do not offer equivalent services. We compete for the correspondent clearing business on the basis of service, reputation, price, technology and product selection.

Competition for successful securities traders, stock loan professionals and investment bankers among securities firms and other competitors is intense, as is competition for experienced financial advisors. We recognize the importance of hiring and retaining skilled professionals; we invest heavily in the recruiting process. The failure to attract and retain skilled professionals could have a material adverse effect on our business and on our performance.

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

REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC administers the federal securities laws; much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally FINRA. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities and SWS Financial are registered in all 50 states. Southwest Securities is also registered in Puerto Rico.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of clients and the securities markets rather than protection of creditors and shareholders of broker/dealers.

Our broker/dealer subsidiaries are subject to the SEC’s net capital rule and the net capital requirements of various securities exchanges of which they are members. FINRA rules also impose limitations on the transfer of a broker/dealer’s assets. Compliance with the capital requirements may limit SWS’ operations requiring the intensive use of capital. Such requirements restrict SWS’ ability to withdraw capital from its broker/dealer subsidiaries, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect SWS’ ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require SWS to make substantial capital contributions into one or more of its broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule.

Certain SWS subsidiaries are registered “introducing brokers” subject to the net capital requirements of, and their activities are regulated by, the Commodity Futures Trading Commission (the “CFTC”) and various commodity exchanges. SWS’ futures business is also regulated by the National Futures Association (the “NFA”), a registered futures association. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

The Bank, as a federal savings bank, is registered with the Office of Thrift Supervision (“OTS”) and is subject to OTS regulation, examination, supervision and reporting requirements. Regulations applicable to the Bank generally relate to lending and investment activities, payment of dividends and maintenance of appropriate levels of capital. Failure to comply with these regulations may be considered an unsafe and unsound practice and may result in the imposition by the OTS of various sanctions. Because the Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”), the Federal Deposit Insurance Corporation (“FDIC”) also has the authority to conduct special examinations. The Bank is required to file periodic reports with the OTS describing its activities and financial condition. This supervision and regulation is intended to protect the depositors and preserve the safety and soundness of the financial markets.

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

INSURANCE

Our broker/dealer subsidiaries are required by federal law to belong to the SIPC. SIPC provides protection for clients up to $500,000 each with a limitation of $100,000 for claims for cash balances. Southwest Securities purchases insurance which, when combined with the SIPC insurance, provides unlimited coverage in certain circumstances for securities held in clients’ accounts with a $100 million aggregate limit.

The Bank’s deposits are insured by the DIF, which is administered by the FDIC, up to applicable limits for each depositor.

EMPLOYEES

At June 29, 2007, we employed 899 individuals. Southwest Securities employed 693 of these individuals, 142 of whom were full-time registered representatives. In addition, 376 registered representatives were affiliated with Southwest Securities as independent contractors. The Bank employed 175 of these individuals at June 30, 2007.

CUSTOMERS

As of the date of this report, we provide full-service securities brokerage to approximately 28,300 client accounts and clearing services to approximately 166,000 additional client accounts. No single client constitutes a material percentage of our total business.

As of the date of this report, we provide deposit and loan services to approximately 73,300 customers through the Bank and its subsidiaries, which include 63,800 Southwest Securities’ customer accounts. No single customer constitutes a material percentage of the Bank’s total business.

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

Name	Age	Position
Donald W. Hultgren	50	Director and Chief Executive Officer
William D. Felder	49	President
Kenneth R. Hanks	52	Executive Vice President, Chief Financial Officer and Treasurer
Stacy M. Hodges	44	Executive Vice President
Daniel R. Leland	46	Executive Vice President
Richard H. Litton	60	Executive Vice President
James H. Ross	57	Executive Vice President
W. Norman Thompson	51	Executive Vice President and Chief Information Officer
Paul D. Vinton	58	Executive Vice President
Richard J. Driscoll	52	Executive Vice President
Allen R. Tubb	53	Vice President, General Counsel and Secretary

Donald W. Hultgren was elected Director and Chief Executive Officer in August 2002. He served as Executive Vice President and Director of Capital Markets from March 2000 to August 2002. From 1989 to 2000, Mr. Hultgren was employed by Raymond James & Associates in various capacities including Managing Director in the Healthcare sector of Corporate Finance and Director of Research. He is a member of the Certified Financial Advisors (“CFA”) Institute and a member of the Advisory Committee for the University of Texas MBA Investment Fund. He formerly served as chairman of the board for the American Heart Association, Dallas, Texas Division, and is currently on the association’s Executive Committee. He also serves on the Strategic Advisory Board of the CFA Society of Dallas/Ft. Worth.

William D. Felder was elected President of SWS Group in August 2002 and President and Chief Executive Officer of Southwest Securities, Inc. in September 2004. He served as Executive Vice President of SWS Group from December 1995 to August 2002 and prior to that as Senior Vice President from 1993 to 1995. Mr. Felder has been associated with Southwest Securities in various other capacities since 1980, including Director since August 1993 and Senior Vice President in charge of Clearing Services from 1988 to 1998. Mr. Felder is a past Chairman of the District 6 Business Conduct Committee of the NASD and a past member of the Board of Governors of the Chicago Stock Exchange and Securities Industry Association’s Clearing Firms Committee. Mr. Felder is currently a member of the Securities Industry and Financial Markets Association’s (SIFMA) Board of Trustees for the Securities Industry Institute and a member of the NASD District 6 Nominating Committee. He also currently serves on the Board of Directors of the Options Clearing Corporation.

Kenneth R. Hanks was elected Treasurer and Chief Financial Officer in August 2002 and has served as Executive Vice President since June 1996. He served as Chief Operating Officer from August 1998 to August 2002. Mr. Hanks was the Chief Financial Officer from June 1996 to August 1998 and has been a Director of Southwest Securities since June 1997. Mr. Hanks served in various executive capacities at Rauscher Pierce Refsnes, Inc. from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with the FINRA and formerly served as a member of the NASD’s District 6 Business Conduct Committee. Mr. Hanks also currently serves on the Board of Directors of Peerless, Mfg. Co., which designs and manufactures a wide range of separation filtration equipment and environmental systems for the reduction of air pollution.

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

Daniel R. Leland has served as Executive Vice President since May 2007. Mr. Leland was also Executive Vice President from February 1999 to September 2004. He served as President and Chief Executive Officer of Southwest Securities from August 2002 to September 2004. He also served as Executive Vice President of Southwest Securities from July 1995 to August 2002 and was re-elected in February 2006. Mr. Leland began his career at Barre & Company in June 1983 where he was employed in various capacities in fixed income sales and trading before becoming President of Barre & Company in 1993. Mr. Leland has been an arbitrator for the NASD and is a past Vice Chairman of the District 6 Business Conduct Committee.

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

Richard J. Driscoll was elected Executive Vice President in August 2003. He has served as Chairman of the Board of Directors of the Bank since March 2002 and CEO of the Bank since 1991. He joined the Bank in 1991 as Chief Executive Officer and President and a member of the Board of Directors. Mr. Driscoll recently served as a Director of the Texas Savings and Community Banker’s Association and recently served as a member of the Federal Reserve Board Thrift Institutions Advisory Council. He currently serves on the Board of Directors of America’s Community Bankers.

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

RISK FACTORS

Our business, reputation, financial condition, operating results and cash flows can be impacted by a number of factors. Many of these factors are beyond our control and may increase during periods of market volatility or reduced liquidity. The potential harm from any one of these risks, or others, could cause our actual results to vary materially from recent results or from anticipated future results. Some risks may adversely impact not only our own operations, but the banking or securities industry in general which could also produce marked swings in the trading price of our securities.

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

Market fluctuations could adversely impact our securities business. We are subject to risks as a result of fluctuations in the securities markets. Our securities trading, market-making and underwriting activities involve the purchase and sale of securities as a principal, which subjects our capital to significant risks. Market conditions could limit our ability to sell securities purchased or to purchase securities sold in such transactions. If price levels for equity securities decline generally, the market value of equity securities that we hold in our inventory could decrease and trading volumes could decline. In addition, if interest rates increase, the value of debt securities we hold in our inventory would decrease. Rapid or significant market fluctuations could adversely affect our business, financial condition, results of operations and cash flow.

We are subject to risks relating to litigation and potential securities law liabilities. Many aspects of our business involve substantial risks of liability. In the normal course of our business, we have been subject to claims by clients dealing with matters such as unauthorized trading, churning, mismanagement, breach of fiduciary duty or other alleged misconduct by our employees. We are sometimes brought into lawsuits based on actions of our correspondents. As underwriters, we are subject to substantial potential liability for material misstatements and omissions in prospectuses and other communications with respect to underwritten offerings of securities. Prolonged litigation producing significant legal expenses or a substantial settlement or adverse judgment could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Failure to comply with the extensive state and federal laws governing our securities and banking operations, or the regulations adopted by several self-regulatory agencies having jurisdiction over us, could have material adverse consequences for us. Broker/dealers and banks are subject to regulation in almost every facet of their operations. Our ability to comply with these regulations depends largely on the establishment and maintenance of an effective compliance system as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed non-compliance with these laws or regulations or possibly for the claimed non-compliance of our correspondents. If a claim of non-compliance is made by a regulatory authority, the efforts of our management could be diverted to responding to such claim and we could be subject to a range of possible consequences, including the payment of fines and the suspension of one or more portions of our business. Our clearing contracts generally include automatic termination provisions which are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. Compliance with capital requirements could limit our ability to pay dividends at SWS or may impede our ability to repurchase shares of our capital stock.

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

Our portfolio trading business is highly price competitive and serves a very limited market. Our business serves one small component of the portfolio trading execution market with a small customer base and a high service model, charging competitive commission rates. Consequently, growing or maintaining market share is very price sensitive. We rely upon a high level customer service and product customization to maintain our market share; however, should prevailing market prices fall, the size of our market segment decline or our customer base decline, our profitability would be adversely impacted.

Our computer systems and network infrastructure could be vulnerable to security problems. Hackers may attempt to penetrate our network security which could have a material adverse effect on our business. A party who is able to penetrate our network security could misappropriate proprietary information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, discoveries in the field of cryptography and other discoveries, events or developments could lead to a compromise or breach of the algorithms that our licensed encryption and authentication technology uses to protect such confidential information. We may be required to expend significant capital and resources and engage the services of third parties to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems caused by such breaches. Security breaches or the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability which could have a material adverse affect on our business, financial condition, results of operations and cash flow

Our existing correspondents may choose to perform their own clearing services. As our correspondents’ operations grow, they often consider the option of performing clearing functions themselves, in a process referred to as “self clearing.” As the transaction volume of a broker/dealer grows, the cost of implementing the necessary infrastructure for self-clearing may be offset eventually by the elimination of per transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing broker/dealers to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. Significant losses to self-clearing could have a material adverse affect on our business, financial condition, results of operations and cash flow.

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings. Such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Our banking group is exposed to the risk that our loan customers may not repay their loans in accordance with their terms, the collateral securing the loans may be insufficient, or our loan loss reserve may be inadequate, to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. Our mortgage warehousing activities subject us to credit risk while mortgages are purchased and held for resale.

Significant failures by our customers or clients to honor their obligations, together with insufficient collateral and reserves, could have a material adverse affect on our business, financial condition, results of operations and cash flow.

If our allowance for loan losses is not sufficient to cover actual loan losses, the profitability of our financial services segment could decrease. Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. We make various assumptions, estimates, and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on a number of factors, including our own experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary that would have a material adverse effect on our operating results.

The Bank’s mortgage and interim construction lending business is dependent on the general health of the North Texas economy. The Bank’s interim construction, commercial real estate, commercial and mortgage lending businesses are dependent on the general health of the North Texas economy. A significant downturn in the local North Texas economy could adversely affect these lines of business, and consequently our financial condition, results of operations and cash flow.

We depend on the highly skilled, and often specialized, individuals we employ, particularly certain personnel in our loan production, private client group, securities lending and trading businesses. Competition for the services of these employees is intense, and we cannot guarantee that our efforts to retain such personnel will be successful. We generally do not enter into employment agreements or noncompetition agreements with our employees. Our business, financial condition, operating results and cash flow could be materially impacted if we were to lose the services of certain of our loan production, private client group, securities lending or trading professionals.

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

We have nine public finance branch offices, six in Texas, one in New Mexico, one in Massachusetts and one in California. (Public finance has one additional branch in New York for which SWS does not maintain an office.) We have eight fixed income branch offices with one branch in each of Illinois, Texas, Connecticut, Colorado, Florida, New Jersey, New York and California. Our corporate finance office is located in Dallas, Texas. We also have a disaster recovery site in Dallas, Texas.

The company has developed business continuity plans that are designed to permit continued operation of business critical functions in the event of disruptions to our Dallas, Texas headquarters facility as well as critical facilities used by our major subsidiaries. Our critical activities can be relocated among our normal operating facilities and our North Dallas business recovery and disaster recovery center. Our North Dallas facility houses redundant securities and bank processing facilities adequate to replace those found in our primary data center. Our plans are periodically tested, and we participate in the industry-wide tests within the securities industry.

The Bank leases its approximately 25,000 square-foot main office located in Arlington, Texas, leases branch offices in Arlington, Downtown Dallas, North Dallas, Fort Worth and Garland, Texas, and leases separate space in Hurst, Waxahachie, Fort Worth, and Dallas, Texas and Oklahoma City, Oklahoma for loan production offices. The Bank leases the land and owns the drive-in facilities located next to the main office. The Bank owns its banking facilities in Granbury, Texas and South Arlington.

Management believes that our present facilities and equipment are adequate for the foreseeable future, exclusive of expansion opportunities.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “SWS.” At August 30, 2007, there were 280 holders of record of our common stock and approximately 6,400 beneficial holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

2007	1st Qtr. (1)	2nd Qtr. (1)	3rd Qtr.	4th Qtr.
Cash dividend declared per common share	$0.07	$0.07	$0.08	$1.08
Stock price range
High	$17.69	$24.95	$31.99	$28.22
Low	$14.45	$16.00	$22.54	$20.92

2006	1st Qtr. (1)	2nd Qtr. (1)	3rd Qtr. (1)	4th Qtr. (1)
Cash dividend declared per common share	$0.07	$0.07	$0.07	$0.74
Stock price range
High	$12.64	$14.77	$17.54	$19.88
Low	$10.45	$10.10	$13.60	$14.60

(1)

On November 30, 2006, our Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. All references to dividends and stock prices have been restated to give retroactive effect to the stock split.

The following table provides information about purchases by SWS during the quarter ended June 29, 2007 of our equity securities registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
3/31/07 to 4/27/07	—	—	—	500,000
4/27/07 to 5/25/07	—	—	—	500,000
5/26/07 to 6/29/07	—	—	—	500,000

	—	—	—

(1)

In November 2006, the Board of Directors approved a stock repurchase program effective January 1, 2007 and expires June 30, 2008. The program allows for the purchase of up to 500,000 shares of our common stock.

Equity Compensation Plan Information

Restricted Stock Plan. On November 12, 2003, our stockholders approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). The Restricted Stock Plan allows for awards of up to 750,000 shares of our common stock to our directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock plan is fully vested after three years, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant. At June 29, 2007, the total number of shares outstanding was 236,492 and the total number of securities available for future grants was 334,614.

Deferred Compensation Plan. In July 1999, we implemented a Deferred Compensation Plan (the “1999 Plan”) for eligible officers and employees to defer a portion of their bonus compensation and commissions. The 1999 Plan was amended and restated in 2003. On November 10, 2004, the shareholders of SWS Group approved the 2005 Deferred Compensation Plan (the “2005 Plan”), the effective date of which was January 1, 2005. With the approval of the 2005 Plan, no future deferrals may be made pursuant to the 1999 Plan after the effective date; however, amounts previously deferred will be paid in accordance with the terms of the 1999 Plan. The 2005 Plan was designed to comply with the American Jobs Creation Act of 2004 while continuing to allow eligible officers and employees to defer a portion of certain compensation. Contributions to the 2005 Plan, and previously the 1999 Plan, consist of employee pre-tax contributions and SWS’ matching contributions, in the form of SWS stock, up to a specified limit. The 2005 Plan limits the number of SWS shares that may be issued to 375,000 shares. The number of SWS shares available for future issuance under the plan is 143,804 at June 29, 2007.

The assets of the 2005 Plan include investments in SWS Group, Westwood Holdings Group, Inc. (“Westwood”), and company owned life insurance (“COLI”). Investments in SWS Group stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the Consolidated Statement of Financial Condition. Investments in Westwood stock are carried at market value and recorded as marketable equity securities available for sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in Other Assets in the Consolidated Statements of Financial Condition. As of December 31, 2004, all investments in the 1999 Plan were liquidated, except for the investments in SWS Group and Westwood stock. Proceeds from the liquidation were invested in COLI.

For the fiscal year ended June 29, 2007, approximately $9,191,000, with a market value of $10,531,000, was invested in the 2005 Plan. At June 29, 2007, funds totaling $1,917,000 were invested in 129,964 shares of our common stock. During the second quarter of fiscal 2007, SWS received proceeds of $2,289,000 from company owned life insurance which were recorded in other revenue in the Consolidated Statement of Income and Comprehensive Income. Approximately $1,332,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the 2005 Plan in fiscal year 2007.

The trustee of the 2005 Plan is Wilmington Trust Company.

Stock Option Plans. We have two expired stock option plans, the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) which expired August 19, 2007 and the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) which expired February 1, 2006. All options outstanding under the 1997 Plan and the 1996 Plan may still be exercised until their contracted expiration date occurs. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period was determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan were fully vested six-months after grant and have a five-year term.

As of June 25, 2005, we began accounting for the plans under the recognition and measurement principles of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” For all periods prior to June 25, 2005, we accounted for the plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 1(p) in the Notes to the Consolidated Financial Statements contained in this Report.

The following table sets forth certain information concerning all equity compensation plans approved by our stockholders and all equity compensation plans not approved by our stockholders as of June 29, 2007.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 29, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	755,509	(1)	$11.95	(2)	478,418	(3)
Equity compensation plans not approved by stockholders	12,479	(4)	$10.72		253,641	(4)

	767,988		$11.93		732,059

(1)

Amount represents 625,545 shares issuable upon the exercise of options granted under the 1996 Plan and 129,964 stock units credited to participants’ accounts under the 2005 Plan (see descriptions above). The stock units credited to the participants’ accounts under the 2005 Plan are not included in the weighted average exercise price calculation.

(2)	Calculation of weighted-average exercise price does not include stock units credited to participants’ accounts under the 2005 Plan.
(3)

Amount represents 143,804 shares available for future issuance under the 2005 Plan and 334,614 shares available for future issuance under the Restricted Stock Plan. The 1996 Plan expired on February 1, 2006 thus there are no longer any shares available for issuance. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs.

(4)	Amounts represent share information with respect to the 1997 Plan. The 1997 Plan expired August 19, 2007 at which time there were no longer any shares available for issuance.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the 60-month period from June 2002 through June 2007, with the cumulative total return of the Dow Jones Wilshire 5000 Index and the Nasdaq Financial Index over the same period. The graph depicts the results of investing $100 in our common stock, the Dow Jones Wilshire 5000 Index and the Nasdaq Financial Index in June 2002, including reinvestment of dividends.

	Cumulative Total Return
	6/02	6/03	6/04	6/05	6/06	6/07
SWS GROUP, INC.	100.00	132.07	102.65	117.86	176.31	251.27
DOW JONES WILSHIRE 5000	100.00	101.27	122.71	133.01	146.35	176.22
NASDAQ FINANCIAL	100.00	99.67	113.23	122.02	139.05	149.87

SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended June 29, 2007 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firms. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, and other financial information contained in this report.

The following items, all of which impact the comparability of the data from year-to-year, should be considered: (i) the consolidation into our brokerage operations or discontinuance of the services provided by SWS Technologies Corporation (“SWS Technologies”) in the first quarter of fiscal 2003; (ii) the sale of the accounts of Mydiscountbroker in the fourth quarter of fiscal 2003; (iii) the maturation of the DARTSSM in the first quarter of fiscal 2004; (iv) the closure of May Financial in the second quarter of fiscal 2004; (v) the sale of certain assets of FSB Financial LTD (“FSB Financial”) in the third quarter of fiscal 2006 and (vi) the declaration on November 30, 2006 by our Board of Directors of a 3-for-2 stock split effected in the form of a 50% stock dividend. All references to amounts per share and the number of shares outstanding have been restated to give retroactive effect to the stock split. Additional items that should be considered are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Events and Transactions.” Results for 2003, 2004 and 2005 have been restated to reflect the operations of FSB Financial as discontinued operations. See additional discussion in Note 1(v) in the Notes to the Consolidated Financial Statements contained in this Report.

	Year Ended
(In thousands, except ratios and per share amounts)	June 29, 2007	June 30, 2006	June 24, 2005	June 25, 2004	June 27, 2003
Consolidated Operating Results:
Total revenue	$470,898	$391,618	$326,799	$267,649	$260,019
Net revenue (1)	273,615	252,944	249,692	235,006	220,359
Net income (loss) from continuing operations	37,507	28,637	28,082	(190)	242
Net income from discontinued operations	102	12,696	3,250	3,035	2,797
Net income	37,609	41,408	31,332	2,845	3,484
Earnings per share – basic
Income (loss) from continuing operations	$1.39	$1.09	$1.09	$(0.01)	$0.01
Income from discontinued operations	—	0.49	0.12	0.12	0.10
Extraordinary item and cumulative effect of change in accounting principles	—	—	—	—	0.02
Net income	$1.39	$1.58	$1.21	$0.11	$0.13
Earnings per share – diluted
Income (loss) from continuing operations	$1.37	$1.08	$1.08	$(0.01)	$0.01
Income from discontinued operations	0.01	0.49	0.12	0.12	0.10
Extraordinary item and cumulative effect of change in accounting principles	—	—	—	—	0.02
Net income	$1.38	$1.57	$1.20	$0.11	$0.13
Weighted average shares outstanding – basic	26,972	26,162	25,819	25,653	25,524
Weighted average shares outstanding – diluted	27,284	26,420	26,096	25,917	25,595
Cash dividends declared per common share	$1.30	$.95	$0.27	$0.27	$0 .27

	Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005	June 25, 2004	June 27, 2003
Consolidated Financial Condition:
Total assets	$5,074,585	$4,657,851	$4,631,144	$4,740,958	$4,090,464
Long-term debt (2)	66,989	37,341	34,808	34,990	19,795
Stockholders’ equity	306,447	289,472	265,770	250,782	252,781
Shares outstanding	27,492	26,592	25,995	25,665	25,436
Book value per common share	$11.15	$10.89	$10.23	$9.78	$9.94

Bank Performance Ratios:
Return on assets	1.3%	1.5%	1.2%	0.8%	0.6%
Return on equity	15.3%	16.1%	13.6%	9.6%	7.1%
Equity to assets ratio	8.2%	9.6%	8.6%	8.6%	8.2%

(1)	Net revenue is equal to total revenues less interest expense.
(2)	Includes subordinated notes, capital leases and Federal Home Loan Bank advances with maturities in excess of one year.

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

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Risk Factors.”

We operate through four segments grouped primarily by products and services: Clearing, Retail, Institutional and Banking.

Clearing. We provide clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers, for bank affiliated firms and firms specializing in high volume trading. Revenues in this segment are generated primarily through transaction charges to our correspondent firms for clearing their trades. Revenue is also earned from various fees and other processing charges as well as through net interest earnings on correspondent customer balances. We seek to grow our clearing business by expanding our correspondent base and seeking acquisitions of other clearing firms.

Retail. The retail brokerage segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of our employee registered representatives and our independent contractors. This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances. We seek to grow our retail brokerage business by increasing our distribution capabilities through the recruitment of additional registered representatives.

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

Banking. The Bank offers traditional banking products and services and focuses on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers. The Bank earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors. We seek to grow our Bank by adding experienced bankers and through acquisition.

The “other” category includes SWS Group, Corporate Administration, SWS Capital and Capital Markets, which includes the financial results of SWS’ Institutional Sales & Research departments. Certain assets of this business were sold in January 2006 and as a result, the financial results of this department are included in the analysis for fiscal 2006. SWS Group is a holding company that owns various investments, including USHS common stock.

Business Environment

Our business is sensitive to financial market conditions which improved during fiscal 2007. The Dow Jones Industrial Average increased 20% from the end of the fiscal 2006 to fiscal 2007 while the Standard & Poors 500 index and the NASDAQ Composite Index rose 18% and 20%, respectively, for the same time period. Average daily volume on the New York Stock Exchange rose 9% for fiscal 2007.

Both short and long term interest rates are important to our businesses. Short term interest rates have remained steady throughout fiscal 2007 with the Federal Reserve Board’s rate at 5.25%. Rates on ten-year treasuries, however, dropped 13 basis points from June 30, 2006 to June 29, 2007 to 5.03% continuing the inverted yield curve environment.

Our brokerage businesses are positively impacted by active securities markets, positive directional movements in key equity indices, steady interest rates and a normalized yield curve.

The Banking segment is impacted by interest rates and the availability of mortgage credit. Prime rate is 8.25% and has not changed since June of 2006. The mortgage markets experienced a tightening of credit standards in the latter half of 2007. The tightening started with subprime mortgages and now includes Alt A mortgages. Alt A mortgages are defined as prime credit as compared to subprime credit loans with terms less restrictive than FNMA requirements. Conforming mortgage rates are still attractive with a national average for a 30 year mortgage of 6.67%. The national average decreased 11 basis points from fiscal 2006 to fiscal 2007. Nonconforming mortgage rates have increased in relation to conforming rates and are approximately 100 basis points higher.

The Banking segment is also impacted by the North Texas new home market. Currently the market has an oversupply on new homes. The supply of finished vacant housing units in our market was 2.95 months at June 30, 2007 an increase from 2.58 months at June 30, 2006. A 2.50 months supply is considered equilibrium. Both new home starts and closings have slowed compared to last year. Starts have decreased 36% and closings have decreased 24%. Should this slump continue or worsen in severity, results for the Bank could be adversely affected.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results is presented below:

3-for-2 Stock Split. On November 30, 2006, the company’s Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. The additional shares were distributed on January 2, 2007, to shareholders of record on December 15, 2006. All references in the consolidated financial statements to amounts per share and the number of shares outstanding have been restated to give retroactive effect to the stock split.

Payments to the Deferred Compensation Plan. We purchase company-owned life insurance as a component of the company’s deferred compensation plan. The life insurance policies are valued at the cash surrender values as of the balance sheet date and are included in Other Assets in the Consolidated Statement of Financial Condition. During the second quarter of fiscal 2007, we received proceeds of $2,289,000 from company owned life insurance which were recorded in Other Revenue in the Consolidated Statements of Income and Comprehensive Income.

TD Ameritrade Transaction. On March 22, 2006, the company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to our clearing platform. As an inducement to transfer, we generally provided substantial clearing fee discounts for a transition period. As a result of this transaction, we have recorded a customer relationship intangible of $5,022,000, which is being amortized over a five year period at a rate based on the future economic benefit of the customer relationships. We recognized approximately $849,000 of amortization expense related to this intangible for the year ended June 29, 2007. See additional discussion in Note 11 in the Notes to the Consolidated Financial Statements contained in this Report.

Sale of USHS stock and First Consumer Credit (“First Consumer”). In June 2006, SWS sold 100,000 shares of U.S. Home Systems, Inc. (“USHS”) stock for $9.80/share. SWS realized a gain on the transaction of $539,000.

Discontinued operations/FSB Financial. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. The sales price of the transaction was $35,870,000 in cash and the retirement of $116,868,000 of related debt. A gain of $20,453,000 was recognized of which $2,965,000 belongs to the minority interest holder. Pursuant to the sale agreement, 10% of the cash purchase price or $3,587,000 was placed in escrow to secure any purchase price adjustments and to secure seller’s indemnifications. This amount plus interest of $215,000 is presented in Other Assets in the accompanying Consolidated Statement of Financial Condition. This amount was released from escrow on July 3, 2007. The results of FSB Financial are classified as discontinued operations for all periods presented.

NYSE/Archipelago. In August 2004, Archipelago Holdings, LLC (“Archipelago”) declared an approximately 1-for-4.5 reverse stock split. After the split, we owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock in which we sold 23,714 shares at $10.695 per share, yielding a gain of $254,000 (an after-tax gain of $165,100). On May 24, 2005, SWS sold 20,000 shares at an average price of $32.97 for a gain of $659,000. After giving effect to these transactions, we owned 23,721 shares of Archipelago stock.

In March 2006, Archipelago and the NYSE merged into a new entity, NYSE Euronext, Inc. (“NYX”). As part of the merger, Southwest Securities surrendered the one NYSE seat which it carried at a cost of $230,000 in return for $300,000 in cash and 80,177 restricted shares of NYX common stock. The gain on this transaction was $5,200,000. As of June 29, 2007, two-thirds of the 80,177 shares, 53,452 shares, are no longer restricted.

Upon the merger of NYSE and Archipelago, each share of our Archipelago stock was converted into one share of NYX common stock giving us ownership of a total of 103,898 shares of NYX stock. In fiscal 2007, we recorded gains of $1,166,000 from the market appreciation of our shares of NYX. In 2006, we recorded a gain of $5,000 from the change in the market value of these shares. In 2005, we recorded a gain of $948,000 from the change in the market value of these shares.

In fiscal 2008, we moved our ownership of the NYX stock from the broker dealer, Southwest Securities, to the parent company, SWS Group. All future changes in valuation will appear in the other comprehensive income line of the income statement instead of net gains (losses) on principal transaction.

Distribution from an equity investment. In December 2005, the limited partnership venture capital fund in which SWS has an equity investment realized a significant gain and made a subsequent distribution to its partners. SWS’ portion of this gain was $1,547,000 and is included in Other Revenue in the Consolidated Statement of Income and Comprehensive Income. See Note 10 in the Notes to the Consolidated Financial Statements contained in this Report.

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

Investment in Comprehensive Software Systems, Inc. (“CSS”). In 1993, SWS became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system. We initially acquired a 7.96% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments, our ownership in CSS increased to 25.08% in fiscal 2002. Consequently, we implemented the equity method of accounting as prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Subsequent to an equity offering by CSS in January 2005, we owned 13.7% of CSS.

To facilitate the continued enhancement of the CSS system, we invested an aggregate of $6,386,000 in CSS all of which had been written off by June 29, 2007.

Our pro-rata share of CSS’ losses for the fiscal years 2007, 2006 and 2005 were $840,000, $815,000, and $2,276,000, respectively. From inception of the investment to date, our pro-rata percentage of losses of $9,386,000 was greater than the $6,386,000 loaned and invested by $3,000,000.

In April 2006, we signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers had successfully converted to the CSS system by December 31, 2006. CSS made written demand of $1,700,000 under this agreement in January 2007. We disputed the payment.

SWS and CSS have reached a tentative agreement pursuant to which SWS will enter into a new maintenance contract which calls for total maintenance payments of $3,000,000 for calendar year 2007 with an additional two years of maintenance at $2,500,000 per year. SWS will receive assistance in converting to an updated version of the CSS software and a new broker front end platform in exchange for the increased maintenance payments. The final agreement is dependent on documentation. See additional discussion in Note 10 in the Notes to the Consolidated Financial Statements contained in this Report.

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

May Financial. In October 2004, we closed the May Financial equity trading office in Brighton, Michigan. As a result, we recorded approximately $553,000 in disposal costs. Of this amount, approximately $213,000 represented leasehold improvement write-offs, $70,000 represented costs associated with the termination of contracts, $58,000 represented severance and related payroll costs paid to the 22 terminated employees, and $212,000 represented lease termination costs. As of February 2, 2005, this space has been subleased under terms similar to the original lease, and as such the lease impairment costs associated with the disposal were written down by $32,000 for a total of $180,000.

RESULTS OF OPERATIONS

Consolidated

Net income from continuing operations for the fiscal years ended June 29, 2007, June 30, 2006 and June 24, 2005 totaled $37,507,000, $28,637,000 and $28,082,000, respectively, representing an increase of $8,870,000 from fiscal 2006 to 2007 and $555,000 from fiscal 2005 to 2006. Net income includes income of $102,000, $12,696,000 and $3,250,000 from discontinued operations for fiscal 2007, 2006 and 2005, respectively. Fiscal years 2007, 2006 and 2005 contained 250, 256 and 253 trading days, respectively.

The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	Change 2006 to 2007		Change 2005 to 2006
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$(2,220)	(15)%	$593	4%
Commissions	4,882	6%	1,765	2%
Net interest	12,787	16%	15,369	23%
Investment banking, advisory and administrative fees	3,630	12%	1,786	6%
Net gains on principal transactions	(1,042)	(6)%	(19,515)	(54)%
Other	2,634	11%	3,254	15%

	$20,671	8%	$3,252	1%

Operating expenses:
Commissions and other employee compensation	$14,974	10%	$8,571	6%
Occupancy, equipment and computer service costs	(379)	(2)%	(1,643)	(6)%
Communications	(236)	(3)%	(1,736)	(16)%
Floor brokerage and clearing organization charges	342	10%	(2,221)	(38)%
Advertising and promotional	(424)	(14)%	(174)	(5)%
Other	(5,798)	(24)%	(298)	(1)%

	8,479	4%	2,499	1%

Pretax income	$12,192	28%	$753	2%

Fiscal 2007 versus 2006

Net revenues increased $20,671,000 from fiscal 2006 to fiscal 2007. The largest components of the increase were in commissions, net interest, investment banking, advisory and administrative fees and other revenue. The increase in commissions is primarily due to increases in business for both the retail brokerage and the institutional brokerage segments. The increase in net interest revenue is primarily due to an increase at the Bank in average loan balances over the prior fiscal year and net interest from our securities lending business. The increase in investment banking, advisory and administrative fees is due to an increase in corporate finance fees. Other revenue increased due to the proceeds received from company owned life insurance policies of $2,289,000, an increase in fees from the sale of insurance products of $3,162,000 offset by a decrease in earnings on equity investments of $2,544,000. These increases are offset by a decrease in net gains on principal transactions due to the gain of $5,200,000 realized in the third quarter of fiscal 2006 upon the merger of NYSE and Archipelago into NYX. The increases are also offset by a decrease in clearing revenues due to decreased revenue from general securities correspondents after the loss of one of our large correspondents to acquisition.

Operating expenses increased $8,479,000 for the twelve-month period ended fiscal 2007 as compared to the same period of fiscal 2006. The largest increase was in commissions and other employee compensation, $14,974,000, offset by a decrease in other expenses of $5,798,000. The increase in commissions and other employee compensation is due primarily to the increased variable compensation from increased commission and investment banking revenue as well as increased costs of employee benefits. The decrease in other expenses is due primarily to a decrease in legal expenses, the Bank’s loss provisions for loans and real estate owned, audit fees, and financial advisory expenses. These decreases were offset by increases in contract labor, check processing expense at the Bank and state non-income taxes.

Fiscal 2006 versus 2005

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

Net Interest Income

Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the fiscal years ended 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Brokerage	$46,808	$39,917	$35,941
Bank	47,971	42,075	30,682

Net interest	$94,779	$81,992	$66,623

Net interest income from the brokerage segments accounted for approximately 17%, 16% and 14% of our net revenue for the years ended June 29, 2007, June 30, 2006 and June 24, 2005, respectively. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	2007	2006	2005
Average interest-earning assets:
Customer margin balances	$294,000	$333,000	$356,000
Assets segregated for regulatory purposes	287,000	339,000	359,000
Stock borrowed	2,944,000	2,624,000	3,177,000

Average interest-bearing liabilities:
Customer funds on deposit	533,000	551,000	582,000
Stock loaned	2,897,000	2,562,000	3,086,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For fiscal 2007, income tax expense (effective rate of 33.2% for the year ended June 29, 2007) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was lower than the statutory rate because of the permanently excluded items, primarily tax exempt interest and proceeds from company owned life insurance policies, offset by state income taxes deductible for federal income tax purposes.

For fiscal 2006 and 2005, income tax expense approximated the expected statutory rate of 35%.

Segment Information

The following is a summary of net revenues and pre-tax income by segment for the fiscal periods ended June 29, 2007, June 30, 2006 and June 24, 2005 (dollars in thousands):

	June 29, 2007	% Change	June 30, 2006	% Change	June 24, 2005
Net revenues:
Clearing	$38,677	3%	$37,488	4%	$36,116
Retail	76,715	10	69,845	12	62,584
Institutional	101,619	21	83,868	3	81,569
Banking	51,106	14	44,748	32	33,838
Other	5,498	(68)	16,995	(52)	35,585

Total	$273,615	8%	$252,944	1%	$249,692

Pre-Tax Income:
Clearing	$19,950	21%	$16,462	10%	$14,971
Retail	13,015	35	9,607	324	2,268
Institutional	29,839	33	22,472	5	21,484
Banking	25,235	24	20,271	43	14,224
Other	(31,826)	28	(24,791)	156	(9,679)

Total	$56,213	28%	$44,021	2%	$43,268

Clearing. The following is a summary of the results for the clearing segment for fiscal 2007, 2006 and 2005:

	June 29, 2007	% Change	June 30, 2006	% Change	June 24, 2005
Net revenue from clearing	$12,444	(15)%	$14,664	4%	$14,071
Net interest	16,621	24	13,455	(3)	13,866
Other	9,612	3	9,369	15	8,179

Net revenues	38,677	3	37,488	4	36,116

Operating expenses	18,727	(11)	21,026	(1)	21,145

Pre-Tax Income	$19,950	21%	$16,462	10%	$14,971

Average customer margin balance	$195,000	(12)%	$222,000	(16)%	$265,000

Average customer funds on deposit	$359,000	(2)%	$368,000	—	$367,000

The following table reflects the number of client transactions processed for each of the last three years and the number of correspondents at the end of each year:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Tickets for high-volume trading firms	16,460,812	10,691,598	9,816,960
Tickets for general securities broker/dealers	906,266	1,399,019	1,425,141

Total tickets	17,367,078	12,090,617	11,242,101

Correspondents	209	218	224

Fiscal 2007 versus 2006

The clearing segment posted a modest increase in net revenue, up 3%, with a 21% increase in pretax income. Tickets processed increased dramatically over the prior year due to increased volume from day trading customers; however, clearing revenue and clearing revenue per ticket were down over the prior year as these customers are charged substantially lower rates than our general securities clients. Revenue per ticket was $0.72 in fiscal 2007 versus $1.13 per ticket for fiscal 2006. Also, net revenues from clearing operations were down in fiscal 2007 when compared to fiscal 2006 primarily due to the departure of one our general securities customers due to an acquisition in the second quarter of fiscal 2007. This customer accounted for $1.6 million in net revenue and $1.1 million in income for fiscal 2007 and accounted for $4.4 million in net revenue and $2.9 million in income in fiscal 2006. In addition, a $400,000 termination fee was paid by this customer increasing other revenue. Additionally, the correspondents we acquired from Ameritrade received reduced rates for clearing for substantially all of fiscal 2007.

Correspondent count was down nine for the year primarily due to correspondents we terminated as well as losses from correspondents leaving the brokerage business.

Net interest revenue allocated to the clearing segment increased 24% over the same period of last year. This increase was generated by interest allocated to the clearing area from earnings on correspondent receivables as well as growth in the earnings on assets segregated for regulatory purposes, most of which is allocated to the clearing segment. The decrease in customer balances is primarily due to the departure of the correspondents discussed above.

Operating expenses for fiscal 2007 decreased approximately $2,299,000 due primarily to a decrease in information technology and expenses of the operations department allocated to our clearing segment offset by an increase of $849,000 in amortization expenses from the new correspondent acquisition from Ameritrade.

Fiscal 2006 versus 2005

The clearing segment’s fiscal 2006 net revenues and pre-tax income increased 4% and 10%, respectively, when compared to fiscal 2005. We processed 12.1 million trades in fiscal 2006 versus 11.2 million trades in 2005, an increase of 8%. Revenue per ticket decreased from $1.25 in fiscal 2005 to $1.13 in fiscal 2006 as the increased ticket volume was generated from day trading correspondents with a lower average ticket charge. Ticket volume for the day traders increased 9% over the prior fiscal year 2005 while volume for general securities correspondents decreased 2%.

In fiscal 2006, net interest revenue allocated to the clearing segment decreased 3% over the same period of fiscal 2005. This decrease was generated by a decrease in net interest earned on customer accounts. Net interest revenue from customer balances decreased due to the decrease in average balances of 16%.

Operating expenses for fiscal 2006 did not change significantly from fiscal 2005. The decrease of $119,000 was primarily due to a decrease in statement processing due to a renegotiation of our contract. This decrease was offset by an increase in employee compensation.

Retail. The following is a summary of the results for the retail segment for fiscal 2007, 2006 and 2005:

	June 29, 2007	% Change	June 30, 2006	% Change	June 24, 2005
Net revenues:
Private Client Group
Commissions	$23,988	5%	$22,786	14%	$19,997
Advisory fees	4,605	24	3,717	39	2,667
Insurance products	3,586	162	1,369	27	1,082
Other	738	4	706	53	461
Net interest revenue	3,641	(5)	3,821	11	3,447

	36,558	13	32,399	17	27,654

Independent registered representatives (SWSF)
Commissions	22,560	4	21,795	9	20,049
Advisory fees	1,607	21	1,325	(32)	1,951
Insurance products	7,311	11	6,591	13	5,857
Other	885	(20)	1,101	12	982
Net interest revenue	3,289	22	2,696	27	2,127

	35,652	6	33,508	8	30,966
Other	4,505	14	3,938	(1)	3,964

Total	76,715	10	69,845	12	62,584

Operating expenses	63,700	6	60,238	—	60,316

Pre-tax income	$13,015	35%	$9,607	324%	$2,268

Average customer margin balances	$89,000	(9)%	$98,000	7%	$92,000

Average customer funds on deposit	$143,000	(3)%	$147,000	(16)%	$176,000

Private Client Group representatives	94	(3)%	97	1%	96

SWSF representatives	376	—	376	(3)%	386

Fiscal 2007 versus 2006

Net revenues in the retail segment were up 10% over last year driven by increased commissions, advisory fees and fees from the sale of insurance products. While the total number of registered representatives decreased from fiscal 2006 to 2007, our recruiting efforts over the last year have resulted in more productive representatives. Assets under management were $7.2 billion at June 29, 2007 and $5.2 billion at June 30, 2006.

Net interest revenue allocated to the retail segment increased 7% over the same period of last year. This increase was generated by a growth in the earnings on assets segregated for regulatory purposes.

Commission expense, the primary component of operating expenses in this segment, increased in line with the revenue increases in fiscal 2007. The increase was offset by a decrease in legal expenses of $1.2 million from fiscal 2006 to 2007.

Fiscal 2006 versus 2005

Net revenues in the retail segment were up 12% in fiscal 2006 over fiscal 2005 driven by increased commissions, advisory fees and fees from the sale of insurance products. The increase in the total number of registered representatives from fiscal 2005 to 2006 and the increase in more productive representatives, a result of our recruiting efforts, led to the increases in commissions, advisory fees and fees from the sale of insurance products. Assets under management were $5.2 billion at June 30, 2006 and $3.9 billion at June 24, 2005.

In fiscal 2006, net interest revenue allocated to the retail segment increased 16% over the same period of fiscal 2005. This increase was generated by a growth in the earnings on assets segregated for regulatory purposes.

Commission expense, the primary component of operating expenses in this segment, increased in line with the revenue increases in fiscal 2006. The increase was offset by a decrease in legal expenses of $2.8 million from fiscal 2005 to fiscal 2006.

Institutional. The following is a summary of the results for the institutional segment for fiscal 2007, 2006 and 2005:

	June 29, 2007	% Change	June 30, 2006	% Change	June 24, 2005
Net revenues:
Commissions
Taxable fixed income	$17,743	35%	$13,109	(22)%	$16,908
Municipal distribution	6,109	(20)	7,679	(16)	9,180
Portfolio Trading	19,610	13	17,336	69	10,279
Other	13	(63)	35	84	19

	43,475	14	38,159	5	36,386

Investment banking fees	21,568	17	18,431	9	16,861
Net gains on principal transactions	13,866	31	10,603	(25)	14,116
Other	1,154	11,440	10	(77)	43
Net interest revenue	21,556	29	16,665	18	14,163

Total	101,619	21	83,868	3	81,569

Operating expenses	71,780	17	61,396	2	60,085

Pre-tax income	$29,839	33%	$22,472	5%	$21,484

Taxable fixed income representatives	29	164%	11	10%	10

Municipal distribution representatives	19	(21)%	24	(8)%	26

Fiscal 2007 versus 2006

Net revenues from the institutional segment increased 21% while pre-tax income was up 33% from fiscal 2006 to fiscal 2007. The increased revenues were primarily from commissions on the sale of equity and fixed income products, net interest revenue on stock lending activities, fees from investment banking as well as net gains on principal transactions from fixed income products.

Increased commission revenue and net gains on principal transactions in the taxable fixed income area were facilitated by an increase in the number of registered representatives in the area as well as a focus on trading more asset-backed securities.

The increase in commissions from portfolio trading was driven by larger share volume from the program trading of institutional customers.

Investment banking, advisory and administrative fees are up 17% over fiscal 2006 primarily in the corporate finance area. Corporate finance closed several merger and acquisition transactions in fiscal 2007 while fiscal 2006 was a building year for the business.

Public finance revenues were up slightly from fiscal 2006. The following table sets forth for the last three fiscal years, as reported to the Municipal Securities Rulemaking Board, the number and dollar amounts of municipal bond transactions conducted by Southwest Securities:

Fiscal Year	Number of Issues	Aggregate Amount of Offerings
2007	650	$51,857,918,000
2006	575	$40,061,976,000
2005	439	$37,850,151,000

In fiscal 2007, net interest revenue allocated to the institutional brokerage segment increased 29% over the same period of last year. The institutional brokerage segment’s net interest is primarily generated from the company’s securities lending activities. The increase from fiscal 2006 to fiscal 2007 is due primarily to an increase in the spread by 7 basis points. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business.

Average balances of interest-earning assets and interest-bearing liabilities for the institutional brokerage segment are as follows (in thousands):

	2007	2006	2005
Average interest-earning assets:
Stock borrowed	$2,943,000	$2,624,000	$3,177,000

Average interest-bearing liabilities:
Stock loaned	2,897,000	2,562,000	3,086,000

Operating expenses were up 17% from fiscal 2006 to fiscal 2007 primarily due to increases in variable compensation and clearing charges.

Fiscal 2006 versus 2005

Net revenues from the institutional segment increased 3% while pre-tax income was up 5% from fiscal 2005 to fiscal 2006. The increased revenues were primarily from commissions on the sale of equity products, net interest revenue on stock lending activities and fees from investment banking. Offsetting the increases was a 25% decrease in net gains on principal transactions primarily in the portfolio trading department, which had a decrease of $3,513,000 from fiscal 2005 to fiscal 2006. This decrease was due in part to the sale of certain assets of our Institutional Sales/Trading and Research departments in fiscal 2006.

In fiscal 2006, net interest revenue allocated to the institutional brokerage segment increased 18% over the same period of fiscal 2005. The increase in net interest is due to the increase in the net spread of 13 basis points offset by reduced average balances.

Operating expenses were up 2% from fiscal 2005 to 2006. This increase is due to increased commissions and incentive compensation due to improved net revenue.

Banking. The following is a summary of the results for the banking segment for fiscal 2007, 2006 and 2005:

	June 29, 2007	% Change	June 30, 2006	% Change	June 24, 2005
Net revenues:
Net interest revenue	$47,971	14%	$42,075	37%	$30,682
Other	3,135	17	2,673	(15)	3,156

Total	51,106	14	44,748	32	33,838

	June 29, 2007	% Change	June 30, 2006	% Change	June 24, 2005
Operating expenses	25,871	6	24,477	25	19,614

Pre-Tax Income	$25,235	24%	$20,271	43%	$14,224

Fiscal 2007 versus 2006

The Bank’s net revenue increased 14% while pre-tax income increased 24% from fiscal 2006 to fiscal 2007.

Net interest revenue generated by the Bank accounted for approximately 17.5% of consolidated net revenue for fiscal 2007. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The Bank’s operating expenses were up 6% from fiscal 2006 to fiscal 2007. This increase is due primarily to increased headcount at the bank offset by a reduction in the loss allowances on loans and real estate owned of $1,613,000 and a decrease in legal fees of $733,000. Headcount at the bank was 175 at June 30, 2007 versus 166 at June 30, 2006.

Fiscal 2006 versus 2005

Net revenue and pre-tax income increased 32% and 43% from fiscal 2005 to fiscal 2006. This increase is primarily due to the increase in net interest income as discussed in the tables above.

The Bank’s operating expenses were up 25% from fiscal 2005 to fiscal 2006. This increase is due primarily to increase in compensation expense of $2,667,000. Increased incentive compensation as well as higher health insurance and other benefit plan expenses contributed to the increase in compensation expense. The Bank had a slight decrease in headcount from 168 at June 30, 2005 to 166 at June 30, 2006. The Bank also experienced an increase in other expenses of $1,486,000 from fiscal 2005 to fiscal 2006. This increase is due primarily to an increase in the provision for loan loss of $1,277,000, and an increase in legal fees of $593,000 offset by a decrease in audit fees of $268,000.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2007, 2006 and 2005 (dollars in thousands):

	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$163,701	$15,514	9.5%	$181,324	$15,663	8.6%	$159,165	$10,822	6.8%
Real estate – construction	224,720	21,373	9.5%	176,062	16,493	9.4%	121,741	9,106	7.5%
Commercial	303,007	28,713	9.5%	249,833	21,984	8.8%	208,349	15,897	7.6%
Individual	6,591	518	7.9%	8,807	548	6.2%	12,324	625	5.1%
Land	133,966	13,210	9.9%	97,449	9,209	9.5%	58,810	4,597	7.8%
Investments	93,557	4,777	5.1%	24,581	1,095	4.5%	19,820	346	1.7%

	$925,542	84,105	9.1%	$738,056	64,992	8.8%	$580,209	41,393	7.1%
Interest-earning assets from discontinued operations	—			20,220			32,042

Noninterest earning assets:
Cash and due from banks	12,556			11,100			8,517
Other assets	22,717			24,067			23,103

	$960,815			$793,443			$643,871

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$80,707	3,454	4.3%	$96,936	3,335	3.4%	$108,981	3,523	3.2%
Money market accounts	28,745	952	3.3%	24,284	626	2.6%	16,849	219	1.3%
Interest-bearing demand accounts	106,154	4,201	4.0%	69,723	1,942	2.8%	54,108	573	1.1%
Savings accounts	553,564	24,656	4.5%	415,756	14,249	3.4%	312,501	4,395	1.4%
FHLB advances	56,909	2,883	5.1%	64,865	2,765	4.3%	55,009	2,056	3.7%

	826,079	36,146	4.4%	671,564	22,917	3.4%	547,448	10,766	2.0%
Noninterest bearing liabilities:
Non interest-bearing demand accounts	47,556			41,046			28,743
Other liabilities	7,732			7,197			4,642

	881,367			719,807			580,833
Stockholder’s equity	79,448			73,636			63,038

	$960,815			$793,443			$643,871

Net interest income		$47,959			$42,075			$30,627

Net yield on interest-earning assets			5.2%			5.7%			5.3%

Interest rate trends, changes in the economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	2006 to 2007				2005 to 2006
	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix
Interest income:

Real estate – mortgage	$(149)	$(1,522)	$1,521	$(148)	$4,841	$1,507	$2,927	$407
Real estate – construction	4,880	4,558	252	70	7,387	4,063	2,298	1,026
Commercial	6,729	4,679	1,690	360	6,087	3,165	2,437	485
Individual	(30)	(138)	144	(36)	(77)	(178)	142	(41)
Land	4,001	3,451	400	150	4,612	3,021	960	631
Investments	3,682	3,112	162	408	749	77	537	135

	19,113	14,140	4,169	804	23,599	11,655	9,301	2,643

Interest expense:

Certificates of deposit	119	(558)	813	(136)	(188)	(389)	226	(25)
Money market accounts	326	115	178	33	407	96	216	95
Interest-bearing demand accounts	2,259	1,015	817	427	1,369	165	934	270
Savings accounts	10,407	4,723	4,269	1,415	9,854	1,452	6,315	2,087
FHLB advances	118	(218)	638	(302)	709	390	281	38

	13,229	5,077	6,715	1,437	12,151	1,714	7,972	2,465

Net interest income	$5,884	$9,063	$(2,546)	$(633)	$11,448	$9,941	$1,329	$178

Other. Pre-tax loss from the other category was $31.8 million in fiscal 2007 compared to $24.8 million in fiscal 2006. The variance is due primarily to the gain, of $5.2 million, on the NYX stock recorded in March 2006, reduced earnings from our corporate equity investments of $2.5 million and increased executive management incentive compensation of $3.6 million.

Pre-tax loss from the other category increased $15,112,000 from fiscal 2005 to 2006. This decrease is due primarily to the $18,732,000 recognized upon maturity of the DARTSSM during the first quarter of fiscal 2005. Offsetting this decrease was an increase due to the gain reported on the NYX restricted stock of $4,433,000 in fiscal 2006.

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

Loans receivable at June 30, 2007, 2006, 2005, 2004 and 2003 are summarized as follows (in thousands):

	2007	2006	2005	2004	2003
Real estate – mortgage	$201,635	$177,587	$225,256	$135,307	$231,023
Real estate – construction	284,969	250,664	168,343	140,330	109,968
Commercial	262,233	210,641	197,045	155,290	139,476
Individuals(*)	4,810	4,553	95,382	69,133	47,154
Land	150,403	123,970	77,854	41,980	39,652

	$904,050	$767,415	$763,880	$542,040	$567,273

(*)	The decrease is due to the sale of FSB Financial in fiscal 2006. See Note 1(v) in the Notes to the Consolidated Financial Statements contained in this Report.

The following table shows the scheduled maturities of certain loans at June 30, 2007, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 Years	Total
Real estate – construction	$237,286	$24,272	$23,411	$284,969
Commercial	59,115	117,676	85,442	262,233

Total	$296,401	$141,948	$108,853	$547,202

Amount of loans based upon:
Fixed interest rates	$13,644	$39,831	$35,996	$89,471
Floating or adjustable interest rates	282,757	102,117	72,857	457,731

Total	$296,401	$141,948	$108,853	$547,202

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans that ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made.

Non-performing assets as of June 30, 2007, 2006, 2005, 2004 and 2003 are as follows (dollars in thousands):

	2007	2006	2005	2004	2003
Loans accounted for on a non-accrual basis (*)
1-4 family	$1,064	$1,546	$960	$292	$782
Lot and land development	1,714	109	160	106	22
Multifamily	4,758	3	21	16	—
Interim construction	5,616	788	—	—	579
Commercial real estate	5,012	1,357	1,116	2,851	5,506
Commercial loans	922	309	317	683	3,637
Consumer loans	51	3	2,375	698	1,166

	19,137	4,115	4,949	4,646	11,692

Non-performing loans as a percentage of total loans	2.1%	0.6%	0.7%	1.0%	2.1%

Loans past due 90 days or more, not included above	$32	$334	$804	$599	$5,069

Troubled debt restructurings	$2,431	$1,785	$2,027	$2,280	$5,746

Non-performing assets	$21,600	$6,234	$7,780	$7,525	$22,507

Non-performing assets as a percentage of total assets	2.0%	0.8%	1.0%	1.2%	3.5%

(*)	The increase in non-accrual loans from fiscal 2006 to 2007 includes $5,114,000 in loans to one home builder, $4,758,000 in one multi-family loan, and $3,005,000 in two commercial real estate loans.

Approximately $789,000, $253,000 and $180,000 of gross interest income would have been recorded in fiscal 2007, 2006 and 2005, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans in fiscal 2007, 2006 and 2005 totaled approximately $807,000, $84,000 and $20,000, respectively. Approximately $97,000 of gross interest income would have been recorded in fiscal 2005, respectively, had FSB Financial’s non-accrual loans been recorded in accordance with their original terms. Interest income recorded on FSB Financial’s non-accrual loans in fiscal 2005 totaled approximately $477,000.

An analysis of the allowance for probable loan losses for the years ended June 30, 2007, 2006, 2005, 2004 and 2003 is as follows (dollars in thousands):

	2007	2006	2005	2004	2003
Balance at beginning of year	$5,047	$7,450	$4,643	$4,421	$4,758
Continuing operations:
Charge-offs:
Real estate – construction	—	50	96	45	100
Real estate – mortgage	224	148	—	123	—
Commercial	131	261	1,183	392	2,598
Individuals	31	3	92	7	1

	386	462	1,371	567	2,699

Recoveries:
Real estate – mortgage	8	3	—	—	—
Commercial	160	67	718	212	—
Real estate – construction	16	—	—	—	—
Individuals	1	—	—	—	—

	185	70	718	212	—

Net charge-offs	(201)	(392)	(653)	(355)	(2,699)
Additions charged to operations	651	1,624	836	298	2,289

	450	1,232	183	(57)	(410)

Discontinued operations:
Provision for loan losses	—	5,877	5,563	3,142	1,227
Loans charged to the allowance, net	—	(5,781)	(2,939)	(2,863)	(1,154)
Sale of FSB Financial	—	(3,731)	—	—	—

	—	(3,635)	2,624	279	73

Balance at end of year	$5,497	$5,047	$7,450	$4,643	$4,421

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.1%	0.1%	0.1%	0.1%

The allowance for probable loan losses is applicable to the following types of loans as of June 30, 2007, 2006, 2005, 2004 and 2003 (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$2,795	29.1%	$1,954	27.5%	$1,446	25.7%	$1,473	28.7%	$1,711	24.7%
Real estate – construction	1,087	31.5	1,178	32.6	1,033	22.0	799	25.8	970	19.4
Real estate – mortgage & land	1,588	38.9	1,914	39.3	1,313	39.5	1,347	32.7	987	47.5
Individuals (*)	27	0.5	1	0.6	3,658	12.8	1,024	12.8	753	8.4

	$5,497	100.0%	$5,047	100.0%	$7,450	100.0%	$4,643	100.0%	$4,421	100.0%

(*)	The decrease is due to the sale of FSB Financial in fiscal 2006. See Note 1(v) in the Notes to the Consolidated Financial Statements contained in this Report.

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal years 2007, 2006 and 2005 can be found in the discussion of the Bank’s net interest income under the caption “-Results of Operations-Net Interest Income-Banking.”

Certificates of deposit of $100,000 or greater were $24,427,000 and $25,591,000 at June 30, 2007 and 2006, respectively. The Bank funds its loans through short-term borrowings at the FHLB, internally generated deposits, brokered certificates of deposit and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. The Bank has in excess of $700 million ($730,000,000 at June 30, 2007) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank

The Bank has historically financed its short-term borrowing needs through advances from the FHLB. They are currently financing their short-term borrowing needs through deposits from customers of Southwest Securities, see discussion above. This table represents advances from the FHLB which were due within one year (generally two to seven days) during the 12-month periods ended June 30, 2007, 2006 and 2005 (dollars in thousands):

	2007		2006		2005
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At June 30	$—	—%	$9,753	3.07%	$58,731	3.34%
Average during year	4,814	3.14%	28,460	3.67%	20,446	2.87%
Maximum month-end balance during year	18,127	—	77,442	—	86,061	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts which represents amounts that are necessary in the judgment of management to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs.

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines of up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At June 29, 2007, the amount outstanding under these secured arrangements was $4,000,000, which was collateralized by securities held for firm accounts valued at $38,849,000.

We have unsecured letters of credit, aggregating $250,000 at June 29, 2007, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At June 29, 2007, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by a former subsidiary in the amount of $571,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we also have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line other than $821,000 for unsecured letters of credit at June 29, 2007. At June 29, 2007, the total amount available for borrowings was $19,179,000.

We have an irrevocable letter of credit agreement (aggregating $48,000,000 at June 29, 2007) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, (0.5% at June 29, 2007), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $66,381,000 at June 29, 2007.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs of the brokerage segments for the foreseeable future.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of the broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See Note 19 in the Notes to the Consolidated Financial Statements contained in this Report.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, the Bank has borrowing capacity with the FHLB and a $30,000,000 federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $214,979,000. Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “gap” data. (See the Bank’s gap analysis in “Risk Management—Market Risk—Interest Rate Risk.”) At June 30, 2007, $729,672,000 of the Bank’s deposits were from the brokerage customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the OTS and the FDIC. The Bank has historically met all the capital adequacy requirements to which it is subject.

Borrowings. In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured line of credit for the purchase of federal funds. The line bears interest at a rate equal to the federal funds rate plus 0.25%. In the third quarter ended March 31, 2006, the agreement was amended to increase the available credit to $30,000,000. Beginning in the second quarter of 2007, the interest rate charged on borrowed funds is at a rate quoted by the unaffiliated bank and accepted by the Bank. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At June 30, 2007 and 2006, there were no amounts outstanding on this line of credit.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has a binding obligation which is not reflected on the balance sheet. Included are contingent obligations, certain guaranteed contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section below. In addition, our broker-dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 24 in the Notes to Consolidated Financial Statements contained in this Report.

Contractual Obligations and Contingent Payments (in thousands):

	Payments Due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$66,989	$—	$696	$17,202	$49,091
Interest on long- term debt (2)	45,420	—	7,041	6,096	32,283
Operating leases (3)	49,388	7,171	11,316	7,606	23,295
Equity investment commitments	3,100	3,100	—	—	—
Purchase obligations	24,470	16,032	8,262	176	—
Deferred compensation (4)	1,501	158	464	631	248

Total	$190,868	$26,461	$27,779	$31,711	$104,917

(1)	Long-term debt is comprised of Advances from the FHLB with maturities greater than one year.
(2)	Amount of interest payable on the Advances from the FHLB is based on rates ranging from 3.29% to 7.71%.
(3)	Of the $49.4 million in lease commitments, approximately $2.5 million has been reserved for as impaired.
(4)

We have commitments to our employees for deferred compensation in the amount of $1,501,000 that become payable in future years as defined by the plan and determined by participants who have formally requested payment of balance. See Note 20 in the Notes to the Consolidated Financial Statements contained in this Report.

Cash Flow

Net cash provided by operating activities totaled $36,926,000 in fiscal 2007 and $87,083,000 in fiscal 2006. In fiscal 2005, $164,266,000 of cash was used in operating activities. The primary reasons for the decrease in cash from operating activities from fiscal 2006 to fiscal 2007 were:

•	an increase in the Bank’s investment in loans held for sale and

•	a larger net receivable from brokers, dealers and clearing organizations.

These items were offset by a reduced investment in assets segregated for regulatory purposes and an increase in the use of reverse repurchase agreements to finance our securities trading.

The primary reasons for the increase in cash from operating activities from fiscal 2005 to fiscal 2006 were:

•	Reduced investment in loans held for sale of $47,149,000;

•	Reduced net customer margin balances of $6,000,000 and securities lending and other broker/dealer balances of $54,000,000 as compared to fiscal 2005;

•	Increased firm inventory financed by reverse repurchase agreements of $34,746,000;

•	An decrease in securities owned of $13,041,000 in fiscal 2006; and

•	Increased assets segregated for regulatory purposes of $14,240,000.

Net cash used in investing activities was $119,740,000, $30,306,000 and $143,732,000 in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, 2006 and 2005, the Bank’s net increase in its loan portfolio was the primary reason for the change as well as our purchase of correspondent clients of Ameritrade and the elimination of cash provided by our discontinued operations. In fiscal 2006, the net use of cash was offset by cash provided by the discontinued operations of FSB Financial of $104,776,000 from the sale of FSB Financial’s loan portfolio.

Net cash provided by financing activities totaled $169,900,000 in fiscal 2007, compared to net cash used in financing activities of $38,148,000 in fiscal 2006. In fiscal 2005, the company’s net cash provided by financing activities totaled $242,454,000. In fiscal 2007, the increase in cash proceeds was primarily related to the increase in cash proceeds from deposits at the Bank, increased net advances from the FHLB and an increase in proceeds from the options exercised by our employees. These increases were offset by an increase in dividends paid to shareholders. In fiscal 2006, the use of cash was primarily related to the reduced reliance on borrowings by the Bank from the

FHLB due to cash inflows from Southwest Securities’ customers, reduced borrowings on the broker/dealer’s secured broker loan lines as well as the payment of a special dividend to SWS group stockholders. Increased deposits at the Bank and cash flows from the sale of FSB Financial helped to mitigate the impact of the cash outflows to reduce borrowings.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for the next year.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire June 30, 2008, to repurchase up to 500,000 shares.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During fiscal year 2007, the plan purchased 44,333 shares at a cost of $962,000, or $21.69 per share. During fiscal 2007, 20,009 shares were sold or distributed pursuant to the plan. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Issuer Purchases of Equity Securities.”

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, in fiscal 2007, 13,581 shares were repurchased by the company with a market value of approximately $239,000 or $17.60 per share to cover tax liabilities.

Inflation

The company’s assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and brokers and dealers. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. The rate of inflation affects various expenses of the company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of our services. However, changes in inflation do not materially impact our overall net income.

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

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending. The Bank has developed and implemented extensive policies and procedures to provide a robust process for proactively managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking, detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within the Dallas/Fort Worth metropolitan area. Also, the Bank purchases loans, which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	1.32%
+200	0.88%
+100	0.44%
0	0%
-100	-0.43%
-200	-0.86%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at June 30, 2007:

(in thousands)	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans-gross	$784,671	$40,682	$49,087	$35,107
Securities and FHLB Stock	3,358	—	—	268
Interest Bearing Deposits	96,097	—	—	—

Total Earning Assets	884,126	40,682	49,087	35,375

Interest Bearing Liabilities:
Transaction Accounts and Savings	773,986	—	—	—
Certificates of Deposit	32,255	23,807	13,823	6,912
Borrowings	—	—	3,249	63,740

Total Interest Bearing Liabilities	806,241	23,807	17,072	70,652

GAP	$77,885	$16,875	$32,015	$(35,277)

Cumulative GAP	$77,885	$94,760	$126,775	$91,498

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

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$1,082	$3,603	$6,514	$9,272	$20,471
U.S. Government and Government agency obligations	4,976	(26,373)	10,294	(11,035)	(22,138)
Corporate obligations	1,268	2,991	1,492	26,914	32,665

Total debt securities	7,326	(19,779)	18,300	25,151	30,998
Corporate equity	—	—	—	16,065	16,065
Other	9,088	—	—	—	9,088

	$16,414	($19,779)	$18,300	$41,216	$56,151

Weighted average yield
Municipal obligations	2.32%	4.17%	4.23%	4.62%	4.58%
U.S. Government and Government agency obligations	0.90%	5.00%	5.52%	5.53%	5.35%
Corporate obligations	5.01%	5.30%	5.57%	5.35%	5.36%

Available-for-sale securities, at fair Value
Marketable equity securities	$—	$—	$—	$3,793	$3,793

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

Long-Lived Assets, Goodwill and Intangibles

Our long-lived assets are subject to impairment testing if specific events warrant the review. Our goodwill and intangibles are subject to at least annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units. Judgment is required in assessing the effects of external factors, including market conditions and projecting future operating results. These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact our consolidated financial statements. If actual external conditions and future operating results differ from management’s judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate fair value.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, schedules and exhibits filed under this item are listed in the index appearing on page F-1 of this report.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share amounts)

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$116,146	$125,109	$114,489	$115,154
Income from continuing operations	10,083	12,905	7,590	6,929
Income from discontinued operations	24	26	27	25
Net income	10,107	12,931	7,617	6,954
Comprehensive income	10,082	13,387	7,948	6,384
Earnings per share – basic (1)
Income from continuing operations	$0.38	$0.48	$0.28	$0.25
Income from discontinued operations	—	—	—	—
Net income	0.38	0.48	0.28	0.25
Earnings per share – diluted (1)
Income from continuing operations	$0.38	$0.48	$0.28	$0.25
Income from discontinued operations	—	—	—	—
Net income	0.38	0.48	0.28	0.25
Cash dividend declared per common share(1)	$0.07	$0.07	$0.08	$1.08
Stock price range(1)
High	$17.69	$24.95	$31.99	$28.22
Low	$14.45	$16.00	$22.54	$20.92

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$96,771	$97,004	$97,195	$100,648
Income from continuing operations	6,626	8,125	8,448	5,438
Income from discontinued operations	471	640	11,574	11
Net income	7,172	8,765	20,022	5,449
Comprehensive income	7,430	8,967	20,700	5,398
Earnings per share – basic (1)
Income from continuing operations	$0.25	$0.31	$0.33	$0.21
Income from discontinued operations	0.02	0.03	0.44	—
Cumulative effect of change in accounting principles, net of tax	—	—	—	—
Net income	0.27	0.34	0.77	0.21
Earnings per share – diluted (1)
Income from continuing operations	$0.25	$0.31	$0.32	$0.20
Income from discontinued operations	0.02	0.03	0.43	—
Cumulative effect of change in accounting principles, net of tax	—	—	—	—
Net income	0.27	0.34	0.75	0.20
Cash dividend declared per common share (1)	$0.07	$0.07	$0.07	$0.74
Stock price range(1)
High	$12.64	$14.77	$17.54	$19.88
Low	$10.45	$10.10	$13.60	$14.60

(1)

On November 30, 2006, our Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. All references to amounts per share and the number of shares outstanding, dividends and stock prices have been restated to give retroactive effect to the stock split.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 29, 2007. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of June 29, 2007, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 29, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 29, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that we have maintained effective internal control over financial reporting as of June 29, 2007.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of June 29, 2007 as stated in their report, dated September 12, 2007, which appears herein.

OTHER INFORMATION

The information set forth in the table immediately below presents information related to the award of Common Stock under the Restricted Stock Plan as authorized pursuant to the terms of the Restricted Stock Plan on August 24, 2007 by our Board of Directors and the amount paid under the cash bonus plan for fiscal 2007.

	Restricted Stock Plan		Amount paid under the cash bonus plan
Name and Position	Dollar Value ($)	Number of Shares to be Granted (1)
Donald W. Hultgren Director and Chief Executive Officer	$112,500	5,952	$450,000
William D. Felder President	90,000	4,762	822,199
Kenneth R. Hanks Executive Vice President, Chief Financial Officer and Treasurer	90,000	4,762	360,000
Richard J. Driscoll Executive Vice President	56,250	2,976	375,263
Richard Litton Executive Vice President	56,250	2,976	707,857
All executive officers as a group (11 persons)	687,750	36,388	$4,104,356

(1)	These values are based on the last reported sales price of our common stock on the NYSE on August 24, 2007, which was $18.90 per share.

PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to our executive officers, see “Business-Executive Officers of the Registrant.” The information under the heading “Proposal One—Election of Directors” in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

For information on the Board of Directors’ determination of the financial expert on the Audit Committee and the name and independence of such expert, see “Financial Expert” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the identification of the audit committee and its members, see “Committees of the Board of Directors” under the heading “Corporate Governance” and the “Audit Committee Report” in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the compliance with Section 16(a) of the Exchange Act, see “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

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

EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information under the heading “Stock Ownership of Principal Owners and Management” in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Fees Paid to Independent Registered Public Accounting Firm” and “Pre-approval of Independent Registered Public Accounting Firm Services” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

PART IV

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this Report:

1.	The financial statements required to be filed with this Report are listed in the index appearing on page F-1 of this report.

2.	The following consolidated financial statement schedules of the Registrant and its subsidiaries, and the Reports of Independent Registered Public Accounting Firm thereon, are attached hereto:

Exhibit Number
S-1	Schedule I – Condensed Financial Information of Registrant

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 15(b):

Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2007

10.1+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996

10.2+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.3+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.4+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.5+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.6+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996

10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003

10.8+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 3, 2005

10.9+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed March 3, 2005

10.10+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to Exhibit C to the Registrant’s Proxy Statement filed October 9, 2003

10.11+	SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 6, 2004

10.12+	Form of Plan Agreement for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.13+	Form of Election Form for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.14+	Description of Registrant’s executive cash bonus plan incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005

10.14.1+	Cash bonus compensation paid to named executive officers incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005

10.15+	Description of Registrant’s director compensation arrangement incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed February 9, 2005

10.16	Asset Purchase Agreement dated February 16, 2006 by and among Regional Acceptance Corporation, FSB Financial, LTD., Southwest Securities, FSB, FSBF, LLC, and Steven Burke incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006

10.17+*	Executive Employment Agreement for Timothy J. Hamick

14.1	SWS Group, Inc. Code of Business Conduct and Ethics

21.1*	Subsidiaries

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

September 12, 2007	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 12, 2007	/S/ Don A. Buchholz
(Date)	(Signature)
Don A. Buchholz
Chairman of the Board

September 12, 2007	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director and Chief Executive Officer
(Principal Executive Officer)

September 12, 2007	/S/ Kenneth R. Hanks
(Date)	(Signature)
Kenneth R. Hanks
Chief Financial Officer
(Principal Financial Officer)

September 12, 2007	/S/ Stacy Hodges
(Date)	(Signature)
Stacy Hodges
Principal Accounting Officer
(Principal Accounting Officer)

September 12, 2007	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

September 12, 2007	/S/ Larry A. Jobe
(Date)	(Signature)
Larry A. Jobe
Director

September 12, 2007	/S/ R. Jan LeCroy
(Date)	(Signature)
R. Jan LeCroy
Director

September 12, 2007	/S/ Frederick R. Meyer
(Date)	(Signature)
Frederick R. Meyer
Director

September 12, 2007	/S/ Mike Moses, Ed.D.
(Date)	(Signature)
Mike Moses, Ed.D.
Director

September 12, 2007	/S/ Jon L. Mosle, Jr.
(Date)	(Signature)
Jon L. Mosle, Jr.
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 29, 2007 and June 30, 2006

(In thousands, except par values and share amounts)

	2007	2006
Assets
Cash and cash equivalents	$128,760	$41,674
Assets segregated for regulatory purposes	319,265	345,028
Receivable from brokers, dealers and clearing organizations	3,117,766	2,821,512
Receivable from clients, net	344,125	373,245
Loans held for sale	148,013	124,874
Loans, net	756,037	642,541
Securities owned, at market value	119,621	159,004
Securities purchased under agreements to resell	42,486	63,636
Goodwill	7,552	7,552
Marketable equity securities available for sale	3,793	3,593
Other assets	87,167	75,192

	$5,074,585	$4,657,851

Liabilities and Stockholders’ Equity
Short-term borrowings	$4,000	$30,500
Payable to brokers, dealers and clearing organizations	3,051,956	2,775,564
Payable to clients	581,118	617,697
Deposits	897,150	705,894
Securities sold under agreements to repurchase	17,829	7,719
Securities sold, not yet purchased, at market value	63,470	96,909
Drafts payable	25,718	29,144
Advances from Federal Home Loan Bank	66,989	47,094
Other liabilities	59,482	57,217

	4,767,712	4,367,738

Minority interest in consolidated subsidiaries	426	641

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 28,197,278 and outstanding 27,491,528 shares at June 29, 2007; issued 27,424,611 and outstanding 26,591,891 shares at June 30, 2006	2,819	1,828
Additional paid-in capital	268,575	255,331
Retained earnings	39,729	37,968
Accumulated other comprehensive income – unrealized holding gain, net of tax of $692 in 2007 and $650 in 2006	1,417	1,225
Deferred compensation, net	1,644	1,610
Treasury stock (705,750 shares at June 29, 2007 and 832,720 shares at June 30,2006, at cost)	(7,737)	(8,490)

Total stockholders’ equity	306,447	289,472

Commitments and contingencies
Total liabilities and stockholders’ equity	$5,074,585	$4,657,851

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended June 29, 2007, June 30, 2006 and June 24, 2005

(In thousands, except share and per share amounts)

	2007	2006	2005
Revenues:
Net revenues from clearing operations	$12,451	$14,671	$14,078
Commissions	90,398	85,516	83,751
Interest	292,062	220,666	143,730
Investment banking, advisory and administrative fees	33,411	29,781	27,995
Net gains on principal transactions	15,460	16,502	36,017
Other	27,116	24,482	21,228

Total Revenues	470,898	391,618	326,799
Interest Expense	197,283	138,674	77,107

Net Revenues	273,615	252,944	249,692

Non-Interest Expenses:
Commissions and other employee compensation	159,915	144,941	136,370
Occupancy, equipment and computer service costs	23,454	23,833	25,476
Communications	8,826	9,062	10,798
Floor brokerage and clearing organization charges	3,904	3,562	5,783
Advertising and promotional	2,586	3,010	3,184
Other	18,717	24,515	24,813

Total Non-Interest Expenses	217,402	208,923	206,424

Income from continuing operations before income tax expense	56,213	44,021	43,268
Income tax expense	18,706	15,384	15,186

Income from continuing operations	37,507	28,637	28,082

Discontinued operations:
Income from discontinued operations including a gain on sale of $20,453 in 2006	175	22,596	5,642
Income tax expense	(55)	(6,833)	(1,747)
Minority interest in consolidated subsidiaries	(18)	(3,067)	(645)

Income from discontinued operations	102	12,696	3,250

Income before cumulative effect of a change in accounting principle	37,609	41,333	31,332
Cumulative effect of a change in accounting principle, net of tax of $40	—	75	—

Net income	37,609	41,408	31,332
Other comprehensive income:
Net holding gains and losses, net of tax of $43 in 2007; $630 in 2006 and $(480) in 2005	192	1,087	(241)
Reclassification for hedging activities, net of tax of $9 in 2005	—	—	17
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	—	—	(12,471)

Net income (loss) recognized in other comprehensive income	192	1,087	(12,695)

Comprehensive income	$37,801	$42,495	$18,637

Earnings per share – basic
Income from continuing operations	$1.39	$1.09	$1.09
Income from discontinued operations	—	0.49	0.12
Cumulative effect of a change in accounting principle	—	—	—

Net income	$1.39	$1.58	$1.21

Weighted average shares outstanding – basic	26,972,392	26,161,552	25,818,880

Earnings per share – diluted
Income from continuing operations	$1.37	$1.08	$1.08
Income from discontinued operations	0.01	0.49	0.12
Cumulative effect of a change in accounting principle	—	—	—

Net income	$1.38	$1.57	$1.20

Weighted average shares outstanding – diluted	27,284,218	26,420,404	26,096,019

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 29, 2007, June 30, 2006 and June 24, 2005

(In thousands, except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation, net			Total
	Common Stock						Treasury Stock
	Shares	Amount					Shares	Amount
Balance at June 25, 2004	26,726,166	$1,781	$244,691	$425	$12,833	$1,534	(1,061,278)	$(10,482)	$250,782
Net income	—	—	—	31,332	—	—	—	—	31,332
Unrealized holding gain, net of tax of $480	—	—	—	—	(706)	—	—	—	(706)
Reclassification of hedging activities, net of tax of $9	—	—	—	—	17	—	—	—	17
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	—	—	—	—	(12,471)	—	—	—	(12,471)
Cash dividends ($0.27 per share) (*)	—	—	—	(6,913)	—	—	—	—	(6,913)
Exercise of options	239,694	16	3,622	(924)	—	—	—	—	2,714
Deferred compensation plan, net	—	—	—	—	465	(46)	4,293	102	521
Restricted stock plan	—	—	(317)	—	—	—	85,794	811	494

Balance at June 24, 2005	26,965,860	1,797	247,996	23,920	138	1,488	(971,191)	(9,569)	265,770
Net income	—	—	—	41,408	—	—	—	—	41,408
Unrealized holding gain, net of tax of $630	—	—	—	—	1,083	—	—	—	1,083
Windfall tax benefits	—	—	30	—	—	—	—	—	30
Cash dividends ($.95 per share) (*)	—	—	—	(25,027)	—	—	—	—	(25,027)
Exercise of options	458,751	31	7,912	(2,333)	—	—	—	—	5,610
Purchase of treasury stock, at cost	—	—	—	—	—	—	(46,635)	(478)	(478)
Deferred compensation plan, net	—	—	—	—	4	122	19,454	223	349
Restricted stock plan	—	—	(607)	—	—	—	165,652	1,334	727

Balance at June 30, 2006	27,424,611	1,828	255,331	37,968	1,225	1,610	(832,720)	(8,490)	289,472
Net income	—	—	—	37,609	—	—	—	—	37,609
Unrealized holding gain, net of tax of $43	—	—	—	—	79	—	—	—	79
Windfall tax benefits	—	—	225	—	—	—	—	—	225
Cash dividends ($1.30 per share) (*)	—	—	—	(35,827)	—	—	—	—	(35,827)
Exercise of options	853,490	66	14,226	—	—	—	—	—	14,292
Stock Split 3:2 December 15, 2006	(619)	933	(912)	(21)	—	—	—	—	—
Deferred compensation plan, net	—	—	(21)	—	113	34	(24,324)	(707)	(581)
Restricted stock plan	(80,204)	(8)	(274)	—	—	—	151,294	1,460	1,178

Balance at June 29, 2007	28,197,278	$2,819	$268,575	$39,729	$1,417	$1,644	(705,750)	$(7,737)	$306,447

(*)	Cash Dividends per share have been restated to give retroactive effect to the stock split.

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 29, 2007, June 30, 2006 and June 24, 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$37,609	$41,408	$31,332
Income from discontinued operations	(102)	(12,696)	(3,250)
Cumulative effect of a change in accounting principle	—	(75)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,790	5,337	6,029
Amortization of premiums on loans purchased	(1,278)	(726)	(1,120)
Provision for doubtful accounts	1,538	3,073	1,877
Deferred income tax (benefit) expense	632	(1,287)	(2,960)
Deferred compensation	3,139	2,056	1,401
Acceleration of stock option vesting	—	—	118
Gain on sale of loans	(999)	(1,084)	(951)
Loss on sale of fixed assets	146	665	48
(Gain) loss on sale of real estate	(668)	137	(374)
Equity in losses (earnings) of unconsolidated ventures	833	(7,395)	91
Gain on delivery of Knight shares in settlement of DARTSSM obligation	—	—	(18,732)
Dividend received on investment in Federal Home Loan Bank stock	(163)	(132)	—
Windfall tax benefits	(225)	(30)	—
Net change in minority interest in consolidated subsidiaries	(234)	209	(105)
Cash flow from operating activities of discontinued operations	298	(1,413)	7,790
Change in operating assets and liabilities:
Decrease (increase) in assets segregated for regulatory purposes	25,763	(14,240)	36,282
Net change in broker, dealer and clearing organization accounts	(19,862)	54,272	(43,681)
Net change in client accounts	(8,245)	6,158	(33,083)
Net change in loans held for sale	(23,139)	47,149	(92,940)
Decrease (increase) in securities owned	39,383	13,041	(30,454)
Decrease (increase) in securities purchased under agreements to resell	21,150	(34,746)	(23,981)
Increase in other assets	(7,355)	(2,704)	(6,018)
Decrease in drafts payable	(3,426)	(2,874)	(194)
(Decrease) increase in securities sold, not yet purchased	(33,439)	(9,254)	17,206
Increase (decrease) in other liabilities	780	2,234	(8,597)

Net cash provided by (used in) operating activities	36,926	87,083	(164,266)

Cash flows from investing activities:
Purchase of fixed assets	(6,566)	(3,918)	(3,645)
Purchase of real estate	(284)	(188)	(2,471)
Proceeds from the sale of fixed assets	7	99	54
Proceeds from sale of real estate	5,548	1,983	5,850
Loan originations and purchases	(695,886)	(658,214)	(482,901)
Loan repayments	580,794	519,442	384,423
Proceeds from exchange of NYSE seat	—	300	—
Cash paid for purchase of correspondent clients of Ameritrade	(2,382)	—	—
Cash paid for purchase of O’Connor & Company Securities, Inc., net of cash acquired	—	(86)	(540)
Cash paid on investments	(900)	(500)	(1,443)
Cash received from investments	—	1,630	180
Cash flow from investing activities of discontinued operations	—	104,776	(36,361)
Cash paid for additional investment in FSB Financial & FSBF	—	—	(3,060)
Proceeds from sale of ownership in investments	—	980	—
Proceeds from the sale of Federal Home Loan Bank stock	—	3,877	—
Purchases of Federal Home Loan Bank stock	(71)	(487)	(3,818)

Net cash used in investing activities	(119,740)	(30,306)	(143,732)

Cash flows from financing activities:
Payments on short-term borrowings	(1,440,520)	(2,238,500)	(1,938,115)
Cash proceeds from short-term borrowings	1,414,020	2,200,600	2,006,515

(continued)

(continued)

	2007	2006	2005
Increase in deposits	191,256	117,879	86,884
Advances from Federal Home Loan Bank	50,036	3,600,873	2,285,667
Payments on advances from Federal Home Loan Bank	(30,141)	(3,647,318)	(2,228,704)
Payment of cash dividends on common stock	(36,031)	(25,202)	(6,948)
Windfall tax benefits	225	30	—
Cash proceeds on securities sold under agreements to repurchase	10,110	(342)	8,061
Net proceeds from exercise of stock options	11,640	4,843	2,280
Payments on capital leases	—	—	(253)
Cash payments on notes payable – Bank	—	—	(390)
Cash flow from financing activities of discontinued operations	—	(50,878)	27,400
Proceeds related to Deferred Compensation Plan	267	345	304
Purchase of treasury stock related to Deferred Compensation Plan (Note 20)	(962)	—	(247)
Purchase of treasury stock related to Repurchase Plan	—	(478)	—

Net cash provided by (used in) financing activities	169,900	(38,148)	242,454

Net increase (decrease) in cash and cash equivalents	87,086	18,629	(65,544)
Cash and cash equivalents at beginning of year	41,674	23,045	88,589

Cash and cash equivalents at end of year	$128,760	$41,674	$23,045

Supplemental schedule of non-cash investing and financing activities:
Delivery of Knight shares in settlement of DARTSSM obligation	$—	$—	$18,732

Granting of restricted stock	$917	$2,074	$948

Exchange of NYSE stock	$—	$5,091	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest from continuing operations	$195,104	$136,664	$69,848

Income Taxes	$21,087	$18,753	$17,125

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”), 100% owned unless otherwise noted:

Southwest Securities, Inc.**	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”

Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”

SWS Banc Holding, Inc.	“SWS Banc”
Southwest Securities, FSB*	“Bank”
SWS A, LLC (90%)	“SWS A”
SWS B, LTD (88.2%)	“SWS B”
FSB Development, LLC	“FSB Development”

*	Effective January 1, 2006, the Bank changed its name from Southwest Securities Bank to Southwest Securities, FSB.
**	At June 29, 2007, 50 shares of Southwest Securities Series A Preferred Stock was outstanding with an outside broker/dealer which clears its proprietary transactions through Southwest Securities.

Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer and Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (“FINRA”). Each is registered with the Securities and Exchange Commission (the “SEC”) as a broker/dealer under the Securities Exchange Act of 1934 (“Exchange Act”) and as registered investment advisors under the Investment Advisors Act of 1940.

SWS filed a broker/dealer withdrawal with the NASD for May Financial Corporation (“May Financial”) on October 26, 2004. The effective date of the withdrawal was November 1, 2004. May Financial was dissolved December 31, 2004.

SWS Capital administered the Local Government Investment Cooperative (“LOGIC”) asset management service for cities, counties, schools and other local governments across Texas through September 4, 2005. SWS Capital did not renew its contract as General Manager of LOGIC upon the expiration of the original agreement on September 4, 2005. At June 29, 2007 and June 30, 2006, SWS Capital had no assets under management.

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

SWS A (formerly known as FSBF,LLC ) is a 2% general partner of SWS B (formerly known as FSB Financial, LTD ). In March 2006, FSB Financial, LTD (“FSB Financial”), a purchaser, originator and servicer of non-prime automobile loans, sold substantially all of its assets for $35,870,000 in cash and the retirement of $116,868,000 of related debt. See Note 1(v), Discontinued Operations.

FSB Development was formed to develop single-family residential lots. As of June 30, 2007, it has no investments.

Consolidated Financial Statements. The annual consolidated financial statements of SWS are prepared as of the close of business on the last Friday of June. The Bank’s annual financial statements are prepared as of June 30. Any individually material transactions are reviewed and recorded in the appropriate fiscal year. All significant intercompany balances and transactions have been eliminated.

On November 30, 2006, the Company’s Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. The additional shares were distributed on January 2, 2007, to shareholders of record on December 15, 2006. All references in the consolidated financial statements to amounts per share and the number of shares outstanding have been restated to give retroactive effect to the stock split.

(b) Cash and cash equivalents

For the purposes of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in depository accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At June 30, 2007 and 2006, these reserve balances amounted to $20,100,000 and $15,090,000, respectively.

(c) Securities Transactions

Proprietary securities transactions are recorded on a trade date basis, as if they had settled. Clients’ securities and commodities transactions are reported on a settlement date basis with the related commission income and expenses reported on a trade date basis.

(d) Securities-Lending Activities

Securities borrowed and securities loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities-borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

(e) Securities Owned

Marketable securities are carried at quoted market value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the consolidated statements of income and comprehensive income. SWS records the market value of securities owned on a trade date basis.

(f) Loans Held for Sale

Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis. Discounts are amortized using the interest method over the remaining period to contractual maturity. Loans held for sale consist of first mortgage loans and home improvement loans, which have been purchased or originated but not yet sold in the secondary market. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

(g) Loans and Allowance for Probable Loan Losses

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

Discounts on first mortgage, consumer and other loans are amortized to income using the interest method over the remaining period to contractual maturity.

Interest income from factored receivables is recorded on an accrual basis in accordance with the terms of the agreements. Certain fees charged in connection with the factored receivables are recorded in the month in which the receivables are purchased due to the short holding period.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

(h) Fixed Assets and Depreciation

Fixed assets are comprised of furniture, computer hardware, equipment and leasehold improvements. Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to expense in the period incurred. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the shorter of the useful life or the lease term (up to fifteen years) using the straight-line method. Depreciation expense totaled approximately $3,941,000, $5,337,000 and $6,029,000 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Property consisted of the following at June 29, 2007 and June 30, 2006:

(in thousands)	June 29, 2007	June 30, 2006
Furniture and equipment	$35,605	$32,280
Leasehold Improvements	12,935	13,264

	48,540	45,544
Less: Accumulated depreciation	(32,405)	(31,881)

Net property	$16,135	$13,663

Furniture, equipment and leasehold improvements are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

(i) Amortization

The Company has recorded a customer relationship intangible which is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in Note 11, Intangible Assets.

(j) Goodwill

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2007 and 2006 as required by SFAS No. 142, and based on the results of the assessment, SWS’ goodwill balance was not impaired.

SWS has two reporting units with goodwill, Clearing and Institutional Brokerage, both part of Southwest Securities. Changes in the carrying value of goodwill during the three fiscal year periods ended June 29, 2007, by segment and in the aggregate, are summarized in the following table (in thousands):

	Clearing	Institutional Brokerage	Banking	Consolidated SWS Group, Inc.
Balance, June 24, 2005	$4,254	$3,212	$4,194	$11,660
Arising from earn-out provision of completed business combination	—	86	—	86
Sale of FSB Financial	—	—	(4,194)	(4,194)

Balance, June 30, 2006 and June 29, 2007	4,254	3,298	—	7,552

(k) Drafts Payable

In the normal course of business, SWS uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through the Bank and are sent to SWS daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(l) Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

(m) Federal Income Taxes

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

(n) Earnings Per Share

SWS complies with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised.

(o) Minority Interest

Minority interest in consolidated subsidiaries in the Consolidated Statements of Financial Condition and the Consolidated Statements of Income and Comprehensive Income arise from the Bank’s non-wholly owned subsidiary FSB Development’s 50% owned partnership. This entity was acquired in conjunction with the acquisition of the Bank in fiscal 2001.

(p) Stock-Based Compensation

Beginning in fiscal 2006, SWS accounts for the SWS Group, Inc. Stock Option Plan (“1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (“1997 Plan”) under the recognition and measurement principles of SFAS No. 123R, “Share-Based Payment.” Prior to fiscal 2006, SWS accounted for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

For the year ended June 24, 2005
Net income:
As reported	$31,332
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(493)

Pro forma	$30,839

Earnings per share - basic:
As reported	$1.21

Pro forma	$1.19

For the year ended June 24, 2005
Earnings per share - diluted:
As reported	$1.20

Pro forma	$1.18

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2005:

2005
Expected volatility	57%
Risk-free interest rate	3.94%
Expected dividend yield	2.66%
Expected life	5 years

(q) Treasury Stock

In June 2005 the Board of Directors approved the repurchase of up to 500,000 shares of SWS common stock on or prior to December 31, 2006. In October 2005, 46,635 shares were repurchased at a cost of $478,000, or $10.24 per share, in accordance with the repurchase plan. Upon expiration of the repurchase plan in December 2006, the Board of Directors approved a stock repurchase program which allows for the purchase of up to 500,000 shares of our common stock. This new plan expires June 30, 2008. No shares have been repurchased for the year ended June 29, 2007. Treasury stock is also repurchased periodically under SWS’ Deferred Compensation Plan (Note 20).

(r) Use of Estimates

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

(s) Fair Value of Financial Instruments

Substantially all of SWS’ brokerage assets and liabilities are carried at market value or at amounts, which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale and loans receivable was $909,356,000 and $777,287,000 at June 30, 2007 and 2006, respectively.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of deposits was $897,150,000 and $704,687,000 at June 30, 2007 and 2006, respectively. The fair value of advances to FHLB was $70,282,000 and $46,727,000 at June 30, 2007 and 2006, respectively.

(t) Accounting for Derivatives and Hedging Activities

The Company has no cash flow hedges, foreign currency hedges or non-hedging derivative instruments. However, in fiscal 2005, the Company did have derivative and hedging activities. (See Note 18)

All derivatives were recognized on the balance sheet at their fair value. On the date that the Company entered into a derivative contract, it designated the derivative as a hedge of the fair value of a recognized asset or liability (a “fair value” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, were recorded in current-period earnings. The mark-to-market of the time value of the embedded derivative in the 5% Exchangeable Subordinated Notes (“Notes”) was recorded in Other Expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

The Company issued a financial instrument in which a derivative instrument was “embedded”. The Company assessed whether the economic characteristics of the embedded derivative was clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it was determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative was separated from the host contract, carried at fair value, and designated as a fair value hedge.

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

When hedge accounting is discontinued due to the Company’s determination that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value but ceases to adjust the hedged asset for changes in fair value. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company carries the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

Assets designated as hedged items are assessed for impairment according to generally accepted accounting principles that apply to that asset. Such assessments are made after hedge accounting has been applied to the asset and excluded consideration of (1) any anticipated effects of hedge accounting and (2) the fair value of any related hedging instrument that is recognized as a separate asset or liability.

(u) Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) and the SEC have recently issued the following statements and interpretations, which are applicable to SWS:

Staff Accounting Bulletin No. 108. The staff accounting bulletin, which was issued by the SEC on September 13, 2006, provided guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff accounting bulletin was effective for the interim period of the first fiscal year ending after November 15, 2006, fiscal 2007. SWS assessed the impact of staff accounting bulletin No. 108 and determined that no material adjustments were required upon adoption.

EITF 06-05, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4. The EITF provides guidance on the recording of the value of company owned life insurance and appropriate disclosure in the financial statements. The EITF is effective for fiscal years beginning after December 15, 2006, our fiscal 2008. SWS is assessing the impact of this interpretation on its financial statements and processes and currently does not believe that the impact on the financial statements will be material.

SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities.” The FASB standard, issued in February 2007, permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB No. 159 are elective; however, the amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. The standard is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. SWS is assessing the impact of this statement on its financial statements and processes.

SFAS No. 157, “Fair Value Measurement.” In September 2006, FASB issued this standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. SWS is assessing the impact of this statement on its financial statements and processes.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” In March 2006, FASB issued this standard which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SWS will implement this standard July 1, 2007. SWS has determined the impact of this statement on the financial statements to be immaterial.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109.” In July 2006, the FASB issued this interpretation with respect to all income tax positions accounted for under FASB Statement 109, “Accounting for Income Taxes.” The interpretation addresses the recognition, measurement, accrual of interest and penalties, balance sheet classification and disclosure of any uncertain tax positions. The provisions of FIN 48 are effective for SWS beginning in fiscal 2008, with the cumulative effect of the change in accounting principal recorded as an adjustment to the opening balance of retained earnings. SWS estimates the adoption of this standard will reduce the opening balance of retained earnings by approximately $400,000.

(v) Discontinued Operations

In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. The sale price was $35,870,000 in cash and the retirement of $116,868,000 of related debt. A gain of $20,453,000 was recognized on the sale of which $2,965,000 belongs to the minority interest holder. Pursuant to the sale agreement, 10% or $3,587,000 was placed in escrow to secure any purchase price adjustments and to secure sellers indemnifications. This money was released from escrow on July 3, 2007 at which time the Bank received $3,818,000, representing the original $3,587,000 and $231,000 in interest. The minority interest holder received $382,000 on this transaction.

At June 30, 2007, the $3,587,000 and interest of $215,000, is presented in Other Assets in the accompanying Consolidated Statements of Financial Condition.

The results of FSB Financial, as summarized below, have been classified as discontinued operations for all periods presented.

(in thousands)	2007	2006	2005
Net revenues	$177	$33,518	$16,379
Net income before taxes	175	22,596	5,642
Income tax expense	55	6,833	1,747
Minority interest	18	3,067	645
Income from discontinued operations	102	12,696	3,250

(w) Other Comprehensive Income (Loss)

Net holding gains and losses represent the unrealized holding gains and losses on marketable equity securities available for sale (Knight Trading Group, Inc. (“Knight”) through June 30, 2005 and U.S. Home Systems, Inc. (“USHS”) for all of fiscal 2005, 2006 and 2007) and on the Westwood Holdings Group, Inc. (“Westwood”) stock held under the 2005 Deferred Compensation Plan. Reclassification for hedging activities represents the change in the fair value of the Knight shares that was reclassified into earnings under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended for fair value hedges. The reclassification for delivery of Knight shares in settlement of DARTSSM obligation represented the release of the gain on the Knight shares previously accumulated in other comprehensive income upon delivery of the Knight shares. See Note 18 Exchangeable Subordinated Notes.

2. DISPOSAL ACTIVITY

In fiscal 2005, SWS closed its May Financial office in Brighton, Michigan. As a result, SWS recorded approximately $553,000 in disposal costs in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Approximately $213,000 represents leasehold improvements write-offs due to an impairment, $70,000 represents costs associated with the termination of contracts, $58,000 represents severance and related payroll costs paid to the 22 terminated employees, and $212,000 represents lease impairment costs. As of February 2, 2005, this space has been subleased under terms similar to the original lease, and as such the lease impairment costs associated with the disposal were written down by $32,000 for a total of $180,000.

3. ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 29, 2007, SWS had cash and accrued interest of approximately $319,265,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no positions in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 29, 2007.

At June 30, 2006, SWS had U.S. Treasury securities with a market value of approximately $137,395,000, reverse repurchase agreements of approximately $25,000,000 and related cash and accrued interest of approximately $182,633,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. These reverse repurchase agreements were collateralized by U.S. Government securities with a market value of approximately $25,332,000. SWS had no positions in special reserve bank accounts for the PAIB at June 30, 2006.

4. MARKETABLE EQUITY SECURITIES

SWS Group owns shares of common stock, Westwood and USHS, that are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at June 29, 2007 and June 30, 2006 (dollars in thousands):

	Shares Held	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 29, 2007
USHS	357,154	$1,576	$1,977	—	$3,553
Westwood	7,018	108	132	—	240

Marketable equity securities		$1,684	$2,109	—	$3,793

June 30, 2006
USHS	357,154	$1,576	$1,856	—	$3,432
Westwood	8,556	143	18	—	161

Marketable equity securities		$1,719	$1,874	—	$3,593

At June 29, 2007, SWS held shares of stock of Westwood within the deferred compensation plan. The reduction in shares results from distributions from the deferred compensation plan.

In June 2006, SWS sold 100,000 shares of USHS stock for $9.80 per share. SWS realized a gain on the transaction of $539,000.

5. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 29, 2007 and June 30, 2006, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2007	2006
Receivable:
Securities failed to deliver	$26,786	$33,123
Securities borrowed	2,987,907	2,728,679
Correspondent broker/dealers	33,943	34,601
Clearing organizations	12,853	9,730
Other	56,277	15,379

	$3,117,766	$2,821,512

Payable:
Securities failed to receive	$52,907	$43,723
Securities loaned	2,961,001	2,701,368
Correspondent broker/dealers	25,254	18,464
Other	12,794	12,009

	$3,051,956	$2,775,564

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

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At June 29, 2007, SWS had collateral of $2,987,905,000 under securities lending agreements, of which SWS had repledged $2,939,853,000. SWS had received collateral of $2,768,266,000 under securities lending agreements, of which SWS had repledged $2,653,504,000 at June 30, 2006.

6. RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 pursuant to the Exchange Act, principally officers, directors and related accounts), which aggregated approximately $3,203,000 and $512,000, respectively, at June 29, 2007 and $491,000 and $2,204,000, respectively, at June 30, 2006. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $503,532,000 and $543,092,000 at June 29, 2007 and June 30, 2006, respectively. During fiscal year 2007, the interest rates paid on these balances ranged from 3.9% to 4.2%. The weighted average interest rate paid was 4.14% in fiscal 2007 and 3.10% in fiscal 2006.

SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations and are included in Other Expense in the Consolidated Statement of Income and Comprehensive Income. At June 29, 2007 and June 30, 2006, all unsecured customer receivables had been provided for in this allowance. The allowance was $231,000 and $155,000 at June 29, 2007 and June 30, 2006.

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

Loans receivable at June 30, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
First mortgage loans (principally conventional):
Real estate	$454,111	$379,895
Construction	226,617	200,523

	680,728	580,418

Consumer and other loans:
Commercial	70,847	55,634
Other	6,664	6,753

	77,511	62,387

Factored receivables	5,969	8,445

	764,208	651,250
Unearned income	(2,674)	(3,662)
Allowance for probable loan losses	(5,497)	(5,047)

	$756,037	$642,541

Impairment of loans with a recorded investment of approximately $3,528,000 and $682,000 at June 30, 2007 and 2006, respectively, has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. The average recorded investment in impaired loans was approximately $1,933,000 during fiscal 2007 and $735,000 during fiscal 2006. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $532,000 and $66,000 at June 30, 2007 and 2006 respectively. No material amount of interest income on impaired loans was recognized for cash payments received in 2007 and 2006.

An analysis of the allowance for probable loan losses for the years ended June 30, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$5,047	$7,450	$4,643
Discontinued operations:
Provision for loan losses	—	5,877	5,563
Loans charged to the allowance, net	—	(5,781)	(2,939)
Sale of FSB Financial	—	(3,731)	—

	—	(3,635)	2,624

Continuing operations:
Provision for loan losses	651	1,624	836
Loans charged to the allowance, net	(201)	(392)	(653)

	450	1,232	183

Balance at end of year	$5,497	$5,047	$7,450

8. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 29, 2007 and June 30, 2006, which are carried at market value, include the following (in thousands):

	2007	2006
Securities owned:
Corporate equity securities	$17,135	$14,676
Municipal obligations	20,471	30,971
U.S. Government and Government agency obligations	27,443	46,168
Corporate obligations	45,391	54,076
Other	9,181	13,113

	$119,621	$159,004

Securities sold, not yet purchased:
Corporate equity securities	$1,070	$1,715
Municipal obligations	—	57
U.S. Government and Government agency obligations	49,581	76,132
Corporate obligations	12,726	18,220
Other	93	785

	$63,470	$96,909

Certain of the above securities have been pledged to secure short-term borrowings (Note 12) and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $4,130,000 and $5,044,000 at June 29, 2007 and June 30, 2006, respectively. Additionally, at June 29, 2007 and June 30, 2006, SWS had pledged firm securities valued at $277,000 and $2,025,000, respectively, in conjunction with securities lending activities.

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

Prior to the merger SWS also had an investment in 303,456 shares of Archipelago common stock recorded at its cost of zero. In August 2004, Archipelago declared an approximately 1 for 4.5 reverse stock split. After the split, SWS owned 67,435 shares of Archipelago stock. On August 19, 2004, Archipelago completed an initial public offering of its common stock. SWS sold 23,714 shares at $10.695 in the offering, yielding a gain of $254,000. On May 24, 2005, SWS sold 20,000 shares at an average price of $32.97 for a gain of $659,000. After giving effect to these transactions, SWS owned 23,721 shares of Archipelago stock. Upon the merger, each outstanding share of Archipelago common stock was converted into one share of NYX stock.

In lieu of a seat, Southwest Securities now has an annual trading license. This license allows Southwest Securities continued physical and electronic access to the NYSE trading facilities following the close of the merger.

The 80,177 NYX shares received from the merger were restricted by agreement. These restrictions prohibit any “direct or indirect assignment, sale, exchange, transfer, tender or other disposition of NYX stock.” The restrictions on the shares lapse based on a three year vesting schedule with restrictions lapsing on one-third of the restricted shares annually. The restriction on 26,727 shares of stock was lifted as of March 7, 2007. On June 7, 2007, NYSE Euro announced an early release of the restriction on an additional 26,725 shares. As of June 29, 2007, 26,725 shares are still restricted. There are no restrictions on the 23,721 shares from our investment in Archipelago upon conversion to NYX stock.

The remaining restricted 26,725 NYX shares have been discounted at rate of 21.9% of the market price of NYX stock at June 29, 2007. The discount rate was determined based on the length of time of the restriction, expected rate of return for this type of investment and the relative amount of restricted NYX stock versus fully tradable stock.

The initial valuation of the restricted shares resulted in a gain of $5,100,000 recorded in Net Gains from Principal Transactions on the Consolidated Statements of Income and Comprehensive Income in March of 2006. As of June 29, 2007 and June 30, 2006 our total investment, 103,898 of NYX shares, was valued at $7,209,000 and $6,044,000, respectively.

9. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At June 29, 2007, SWS held reverse repurchase agreements totaling $42,486,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $42,572,000. At June 30, 2006, SWS held reverse repurchase agreements totaling $63,636,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $63,266,000.

10. INVESTMENTS

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

SWS did not participate in a CSS equity offering in January 2005. SWS has developed many of the functions needed to run the CSS system in-house and is no longer dependent on CSS for enhancements. Subsequent to the equity offering in January 2005, SWS owned 13.7% of CSS. SWS has not made any additional investments in CSS since January 2005.

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealer owners had successfully converted to the CSS system by December 31, 2006. CSS made written demand of $1,700,000 under this agreement in January 2007, which SWS disputed.

SWS and CSS have reached a tentative agreement pursuant to which SWS will enter into a new maintenance contract which calls for total maintenance payments of $3,000,000 for calendar year 2007 with an additional two years of maintenance at $2,500,000 per year. SWS will receive assistance in converting to an updated version of the CSS software and a new broker front end platform in exchange for the increased maintenance payments. The final agreement is dependent on documentation.

SWS’ share of the undistributed losses of CSS for the fiscal years 2007, 2006 and 2005 were $840,000 and $815,000 and $2,276,000, respectively, which SWS did not recognize as there is no recorded equity investment in CSS. From inception of the investment to date, SWS’s pro-rata percentage of losses of $9,386,000 was greater than the $6,386,000 loaned and invested by $3,000,000. As a result, there is no recorded equity investment from CSS at June 29, 2007.

Summarized financial information as of June 30, 2007, 2006 and 2005 of CSS is as follows (in thousands):

	2007	2006	2005
Total assets	$3,776	$4,313	$7,719

Total liabilities	$8,029	$5,639	$4,273

Shareholders’ (deficit) equity	$(4,253)	$(1,326)	$3,446

Total revenues	$3,955	$5,132	$4,973

Net loss	$(6,128)	$(5,945)	$(9,057)

Other Equity Investments. SWS has three other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of June 29, 2007, SWS had contributed $4,000,000 of this commitment. During fiscal 2007, SWS recorded income of $745,000 related to this investment and during fiscal 2006, SWS recorded income of $1,802,000 related to this investment. In December 2005, SWS received a cash distribution of $1,547,000 from this investment. SWS’s investment is less than 20%, however, SWS is accounting for this investment under the equity method according to Statement of Position 78-9 (“SOP 78-9”). According to the Emerging Issues Task Force (“EITF”) D-46, a company should implement the guidance as established in the SEC’s Statement of Position (“SOP”) 78-9 for limited partnership investments. The SOP states that investments in all limited real estate partnerships should be accounted under the equity method unless the investor’s interest is “so minor, less than 5%, that the limited partner may have virtually no influence over the partnership operating and financial policies.”

In fiscal 2007, the Bank committed $3,000,000 to a limited partnership equity fund as a cost effective way of meeting its obligations under the Community Reinvestment Act. As of June 29, 2007, the Bank has invested $900,000 of its commitment. During fiscal 2007, the Bank recorded losses of $88,000 related to this investment.

SWS’ remaining equity investment sold its assets to a third party in December 2005, with SWS receiving a distribution of $83,000 for its portion of the sale proceeds. SWS recorded total losses of $106,600 for the year ended June 30, 2006 from this investment.

Variable Interest Entity. SWS consolidates investments which meet the definition of a “Variable Interest Entity” as defined in Financial Interpretation (“FIN”) No. 46R.

In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. On June 13, 2007, FSB Development sold its interest in this limited partnership and recognized a gain of $513,000. The Bank had also established a $2,400,000 line of credit with this limited partnership. If drawn this line carries a rate of prime plus 1%. The line of credit is still available to the limited partnership despite the Bank’s sale of its interest in the limited partnership. At June 30, 2007 and June 30, 2006, $2,097,000 and $1,606,000 were outstanding on this line of credit, respectively. The line allows the limited partnership to purchase the land to be used in the development. This entity was consolidated at the Bank level through FSB Development. As of June 30, 2006, the Bank consolidated $2,124,000 in assets for this investment. For the year ended June 30, 2007 and June 30, 2006, in addition to the gain noted on the sale of its interest, the Bank consolidated $135,000 and $121,000 in net losses, respectively, for this investment.

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

11. INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to the Company’s clearing platform. The purchase price was based on the estimated value of the transferred correspondents. $2,382,000 of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade received 78% of the remaining amount, $2,678,000, in July 2007. As the agreed upon ticket volumes were not met, the second payment was pro-rated by the ticket volumes achieved compared to the agreed upon ticket volume. As a result of these transactions, the Company has recorded a customer relationship intangible of $5,060,000 at July 27, 2006. The amount of the intangible at June 29, 2007 was $5,022,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS has recognized approximately $849,000 of amortization expense in fiscal 2007. The intangible is included in Other Assets on the Consolidated Statement of Financial Condition. SWS’s estimated Amortization Expense for the next 5 years is as follows:

(In thousands)
Fiscal 2008	$1,347
Fiscal 2009	1,130
Fiscal 2010	943
Fiscal 2011	785
Fiscal 2012	6

$4,211

12. SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At June 29, 2007, the amount outstanding under these secured arrangements was $4,000,000, which was collateralized by securities held for firm accounts valued at $38,849,000. At June 30, 2006, the amount outstanding under these secured arrangements was $30,500,000, which was collateralized by securities held for firm accounts valued at $68,089,000.

SWS has unsecured letters of credit, aggregating $250,000 at June 29, 2007 and $2,250,000 at June 30, 2006, pledged to support its open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At June 29, 2007 and June 30, 2006, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker, a subsidiary of SWS dissolved in July 2004, in the amount of $571,000 and $714,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. At June 29, 2007 and June 30, 2006, the total amount available for borrowings was $19,179,000 and $17,036,000, respectively. There were no amounts outstanding on this line other than $821,000 under unsecured letters of credit at June 29, 2007. At June 30, 2006, there were no amounts outstanding on this line other than $2,964,000 under unsecured letters of credit.

SWS has an irrevocable letter of credit agreement aggregating $48,000,000 and $50,000,000 at June 29, 2007 and June 30, 2006, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $66,381,000 and $81,303,000 at June 29, 2007 and June 30, 2006, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS' securities lending activities. At June 29, 2007, approximately $414,673,000 of client securities under customer margin loans are available to be pledged, of which SWS has pledged $20,855,000 under securities loan agreements. At June 30, 2006, approximately $479,956,000 of client securities under customer margin loans was available to be repledged, of which SWS had pledged $47,049,000 under securities loan agreements.

13. DEPOSITS

Bank deposits at June 30, 2007 and 2006 are summarized as follows (dollars in thousands):

	2007		2006
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$46,367	5.2%	$46,942	6.7%
Interest bearing demand accounts	242,388	27.0	79,198	11.2
Savings accounts	500,886	55.8	468,767	66.4
Limited access money market accounts	30,712	3.4	26,092	3.7
Certificates of deposit, less than $100,000	52,370	5.9	59,304	8.4
Certificates of deposit, $100,000 and greater	24,427	2.7	25,591	3.6

	$897,150	100.0%	$705,894	100.0%

The weighted average interest rate on deposits was approximately 4.11% and 3.67% at June 30, 2007 and 2006, respectively.

At June 30, 2007, scheduled maturities of certificates of deposit were as follows (in thousands):

	2008	2009	2010	2011	Thereafter	Total
Certificates of deposit, less than $100,000	$40,682	$5,453	$3,693	$1,464	$1,078	$52,370
Certificates of deposit, $100,000 and greater	18,209	1,707	3,368	700	443	24,427

	$58,891	$7,160	$7,061	$2,164	$1,521	$76,797

14. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at June 29, 2007 were $17,829,000. At June 30, 2006, SWS had repurchase agreements totaling $7,719,000.

15. ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2007 and 2006, advances from the FHLB were due as follows (in thousands):

	2007	2006
Maturity:
Due within one year	$—	$9,753
Due within two years	696	—
Due within five years	17,202	12,544
Due within seven years	1,521	4,421
Due within ten years	7,089	6,657
Due within twenty years	30,344	13,719
Due beyond twenty years	10,137	—

	$66,989	$47,094

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 3% to 8% are collateralized by approximately $282,000,000 of collateral value (as defined) in qualifying first mortgage loans at June 29, 2007 (calculated at March 31, 2007). At June 30, 2006 (calculated at March 31, 2006), advances with interest rates from 2% to 8% were collateralized by approximately $192,000,000 of collateral value in qualifying first mortgages.

16. INCOME TAXES

Income tax expense for the years ended June 29, 2007, June 30, 2006 and June 24, 2005 (effective rate of 33.3% in 2007, 34.9% in 2006 and 35.1% in 2005) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in 2007, 2006 and 2005) to income from continuing operations before income tax expense and is comprised of the following (in thousands):

	2007	2006	2005
Income tax expense at the statutory rate	$19,675	$15,407	$15,144
Tax exempt interest	(572)	(114)	(299)
Tax exempt income from company owned life insurance (“COLI”)	(1,015)	(179)	(80)
State income taxes, net of federal tax benefit	964	76	233
Non-deductible meals and entertainment	245	243	207
Other, net	(591)	(49)	(19)

	$18,706	$15,384	$15,186

Income taxes as set forth in the Consolidated Statements of Income and Comprehensive Income consisted of the following components (in thousands):

	2007	2006	2005
Current
Federal	$16,515	$15,921	$17,787
State	1,559	790	359

	18,074	16,711	18,146
Deferred
Federal	$681	$(889)	$(2,960)
State	(49)	(438)	—

	632	(1,327)	(2,960)

Total income tax expense	$18,706	$15,384	$15,186

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 29, 2007 and June 30, 2006 are presented below (in thousands):

	2007	2006
Deferred tax assets:
Employee compensation plans	$4,459	$3,086
Bad debt reserve	1,427	2,098
Deferred rent	1,438	1,755
Fixed assets	1,879	2,840
Gain on sale of loans deferred for book	496	576
Undistributed loss, amortization and impairment of CSS investment and related goodwill	4,033	4,033
Allowance for probable loan losses	2,017	2,265
Investment in unconsolidated ventures	2,617	2,420
Other	801	785

Total gross deferred tax assets	19,167	19,858

Deferred tax liabilities:
Marketable equity securities	(692)	(650)
Other	(864)	(923)

Total gross deferred tax liabilities	(1,556)	(1,573)

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$17,611	$18,285

As a result of SWS’ history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that SWS will realize the benefit of the deferred tax assets.

17. BANK BORROWINGS

In June 2005, the Bank entered into an agreement with an unaffiliated bank for a $20,000,000 unsecured line of credit for the purchase of federal funds. The line bears interest at a rate equal to the federal funds rate plus 0.25%. In the third quarter ended March 31, 2006, the agreement was amended to increase the available credit to $30,000,000. Beginning in the second quarter of 2007, the interest rate charged on borrowed funds is at a rate quoted by the unaffiliated bank and accepted by the Bank. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At June 30, 2007 and 2006, there were no amounts outstanding on this line of credit.

18. EXCHANGEABLE SUBORDINATED NOTES

Issuance and Repurchase. On June 16, 1999, SWS issued $50 million of Notes consisting of 882,028 DARTSSM. In July 1999, SWS issued an additional $7.5 million of the Notes (132,304 DARTSSM) as the underwriters exercised their over-allotment option. The embedded equity option in these Notes was designated as a hedge of 1,014,332 shares of Knight common stock. At maturity, these Notes were exchangeable into shares of Knight common stock or cash at the discretion of SWS. The number of Knight common stock shares to be delivered at maturity was equal to:

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

Legal and accounting fees, printing costs and other expenses associated with the issuance of the DARTSSM of approximately $2 million were being amortized on the straight-line method over the term of the bonds. Approximately $900,000 of debt issue costs were written off in conjunction with the repurchase in December 2000. There was no amortization expense in fiscal 2005.

At June 25, 2004, 373,550 DARTSSM with a face value of $21.2 million remained outstanding. The 5% interest payments paid quarterly in arrears on March 31, June 30, September 30, and December 31, commenced September 30, 1999. Interest expense was approximately $15,000 in fiscal 2005.

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

The 373,550 DARTSSM outstanding at June 25, 2004 were hedging the 373,550 shares of Knight stock. Changes in the fair value of the embedded derivative are required to be recognized in earnings, along with the change in fair value of the hedged Knight shares. For fiscal 2005, the change in the time value of the embedded equity option in the DARTSSM was immaterial to the consolidated financial statements.

19. REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 pursuant to the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 pursuant to the Exchange Act. At June 29, 2007, Southwest Securities had net capital of $133,002,000, or approximately 30% of aggregate debit balances, which is $124,195,000 in excess of its minimum net capital requirement of $8,807,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 29, 2007, Southwest Securities had net capital of $110,986,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At June 29, 2007, the net capital and excess net capital of SWS Financial was $691,000 and $441,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 29, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2007 and 2006, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007:
Total capital (to risk weighted assets)	$90,436	10.4%	$69,482	8.0%	$86,853	10.0%
Tier I capital (to risk weighted assets)	84,939	9.8	34,741	4.0	52,112	6.0
Tier I capital (to adjusted total assets)	84,939	8.0	42,274	4.0	52,842	5.0

June 30, 2006:
Total capital (to risk weighted assets)	$75,574	10.6%	$56,831	8.0%	$71,039	10.0%
Tier I capital (to risk weighted assets)	70,526	9.9	28,416	4.0	42,624	6.0
Tier I capital (to adjusted total assets)	70,526	8.5	33,114	4.0	41,393	5.0

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

Notice to the OTS is required if the institution would not be well capitalized, as set forth under 12 CFR 565.4 (b) (1) following the distribution, or the proposed capital distribution would reduce the amount of or retire any part of common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under 12 CFR 567, or the institution is a subsidiary of a savings and loan holding company.

If the institution does not meet any of these criteria the OTS requires no application or notice.

20. EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan. SWS has a defined contribution profit sharing/401(k) plan covering substantially all employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at SWS’ discretion. There was a profit sharing contribution of $1,411,000 in fiscal 2007, $679,000 in fiscal 2006 and no contribution in fiscal 2005. Under the 401(k) portion of the plan, SWS provides a match of up to 4% of eligible compensation. SWS’ matching contributions vest immediately and the expense totaled approximately $2,602,000, $2,391,000 and $2,314,000 in fiscal 2007, 2006 and 2005, respectively.

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

The assets of the 2005 Plan include investments in SWS Group, Westwood, and company owned life insurance (“COLI”). Investments in SWS Group stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statement of financial condition. Investments in Westwood stock are carried at market value and recorded as marketable equity securities available for sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in Other Assets in the Consolidated Statements of Financial Condition. As of December 31, 2004, all investments in the 1999 Plan were liquidated, except for the investments in SWS Group and Westwood stock. Proceeds from the liquidation were invested in COLI.

For fiscal years ended June 29, 2007 and June 30, 2006, approximately $9,191,000 and $7,020,000 was invested in the 2005 Plan, respectively. The fair value of SWS’ common stock at June 29, 2007 and June 30, 2006 was $2,810,000 and $1,699,000, respectively. The fair value of Westwood stock at June 29, 2007 and June 30, 2006 was $240,000 and $161,000, respectively. The cash surrender value of COLI at June 29, 2007 and June 30, 2006 was $7,481,000 and $6,094,000, respectively. Funds totaling $1,917,000 were invested in 129,964 shares of SWS’ common stock, with the remainder invested in Westwood stock and COLI as of June 29, 2007. During the second quarter of fiscal 2007, SWS received proceeds of $2,289,000 from company owned life insurance which were recorded in Other Revenue in the Consolidated Statements of Income and Comprehensive Income. Funds totaling $1,209,000 were invested in 105,641 shares of SWS’ common stock, with the remainder invested in Westwood stock and COLI as of June 30, 2006. Approximately $1,332,000, $1,300,000 and $1,259,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the 2005 Plan in fiscal year 2007, 2006 and 2005, respectively. The trustee of the 2005 Plan is Wilmington Trust Company.

The trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. The plan purchased 44,333 shares during the year ended June 29, 2007 at a cost of $962,000, or $21.69 per share. No shares were purchased in fiscal 2006. During the years ended June 29, 2007 and June 30, 2006, 20,009 and 19,454 shares, respectively, were sold or distributed pursuant to the plan.

Stock Option Plan. At June 29, 2007, SWS had two stock option plans, SWS Group, Inc. Stock Option Plan (the “1996 Plan”), and SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”). The 1996 Plan reserved shares of SWS Group’s common stock for issuance to eligible officers, directors and employees of SWS Group or its subsidiaries, as well as to non-employee members of the Board of Directors and expired on February 1, 2006. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs. The 1997 Plan reserves shares of SWS Group’s common stock for eligible employees or potential employees of SWS Group or its subsidiaries. Officers and directors are not eligible to receive options under the 1997 Plan. The 1997 Plan will expire on August 19, 2007. All options outstanding under the 1997 Plan may still be exercised until their contracted expiration date occurs. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and the vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. However, options granted to non-employee directors under the 1996 Plan are fully vested six months after the grant and have a five-year term.

On June 7, 2005, the Compensation Committee of SWS Group, Inc.’s Board of Directors recommended amending the 1996 and 1997 Plans to allow for accelerated vesting of 100% of all unvested options. The Board of Directors approved the recommendation. On this date, there were 882,451 unvested shares with exercise prices ranging from $8.52 to $13.59. SWS Group, Inc. recognized $117,700 of incremental compensation expense in the period for the estimated number of employees and non-employee directors who would have forfeited their unvested options, absent the acceleration, (7,723 shares were considered “out-of-the-money” upon acceleration based on the stock price on the measurement date of $11.69.)

As of June 25, 2005, SWS began accounting for the plans under the recognition and measurement principles of the SFAS No. 123R, “Share-Based Payment.” For all periods prior to June 25, 2005, SWS accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 1(p).

A summary of the status of SWS’ outstanding stock options as of June 29, 2007, June 30, 2006 and June 24, 2005 is presented below:

	2007		2006		2005
	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	1,497,549	$12.93	2,023,527	$12.45	2,411,246	$12.21
Granted	—	—	—	—	3,750	8.94
Exercised	(853,490)	13.56	(458,751)	10.55	(239,694)	9.51
Forfeited	(5,982)	16.81	(67,227)	15.02	(151,775)	13.17
Adjustment for Stock Split	(53)	—	—	—	—	—

Outstanding, end of period	638,024	$11.93	1,497,549	$12.93	2,023,527	$12.45

Exercisable, end of period	638,024		1,497,549		2,023,527
Weighted-average fair value of options granted during fiscal year	$—		$—		$3.97

The following table summarizes information for the stock options outstanding at June 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$6.72 - $8.96	270,637	4.26	$8.79	270,637	$8.79
$8.97 - $11.20	126,183	4.10	$10.29	126,183	$10.29
$11.21 - $13.44	—	—	—	—	—
$13.45 - $ 15.68	143,292	3.15	$15.59	143,292	$15.59
$15.69 - $ 17.92	97,912	2.16	$17.36	97,912	$17.36

	638,024	3.66	$11.93	638,024	$11.93

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

On August 18, 2004, a grant was approved totaling 98,925 shares at a price of $9.23. At various times in fiscal 2006, the Board of Directors approved grants to various officers and employees totaling 183,298 shares with a weighted average market value of $12.26 per share. In fiscal 2007, the Board of Directors approved grants to various officers and employees totaling 91,140 shares with a weighted average market value of $16.53 per share. As a result of these grants, SWS recorded deferred compensation in Additional Paid in Capital of approximately $4,351,000. For the years ended June 29, 2007, June 30, 2006 and June 24, 2005, SWS has recognized compensation expense of approximately $1,451,000, $1,045,000 and $546,000, respectively for all restricted stock grants.

On January 20, 2006, in conjunction with the sale of the Institutional Sales business, the Board of Directors approved the immediate vesting of the 5,840 unvested restricted shares held by the employees affected by the sale. The fair value of the vested shares was $84,000.

Upon vesting of the shares granted under the Restricted Stock Plan, a portion of the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. The table below summarizes the number and fair value of vested shares repurchased to cover the grantees tax liabilities.

(dollars in thousands except per share amounts)	Shares Purchased	Purchase Price	Weighted Average Price per Share
Fiscal years ended
June 29, 2007	13,581	$239	$17.60
June 30, 2006	10,508	131	$12.47

	24,089	$370

At June 29, 2007, the total number of shares outstanding under the Restricted Stock Plan was 236,492 and the total number of securities available for future grants was 334,614.

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

21. EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations, is as follows (in thousands, except share and per share amounts):

	2007	2006	2005
Income from continuing operations	$37,507	$28,637	$28,082
Income from discontinued operations	102	12,696	3,250
Cumulative effect of a change in accounting principle	—	75	—

Net income	$37,609	$41,408	$31,332

Weighted average shares outstanding – basic	26,972,392	26,161,552	25,818,880
Effect of dilutive securities:
Stock options and restricted stock	311,826	258,852	277,139

Weighted average shares outstanding – diluted	27,284,218	26,420,404	26,096,019

Earnings per share – basic
Income from continuing operations	$1.39	$1.09	$1.09
Income from discontinued operations	—	0.49	0.12
Cumulative effect of a change in accounting Principle	—	—	—

Net income	$1.39	$1.58	$1.21

	2007	2006	2005
Earnings per share – diluted
Income from continuing operations	$1.37	$1.08	$1.08
Income from discontinued operations	0.01	0.49	0.12
Cumulative effect of a change in accounting Principle	—	—	—

Net income	$1.38	$1.57	$1.20

At June 29, 2007, June 30, 2006 and June 24, 2005, there were approximately 638,000, 1,498,000 and 2,024,000 options, respectively, outstanding under SWS’ stock option plans, see Note 20. As of June 29, 2007 there were no outstanding options that were antidilutive. As of June 30, 2006, approximately 6,900 outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted. At June 24, 2005, approximately 296,000 outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted.

22. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Leases. SWS leases its offices under non-cancelable operating lease agreements. During fiscal years 2007, 2006 and 2005, SWS entered into various non-cancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for facilities and equipment leases for fiscal years 2007, 2006 and 2005 aggregated approximately $8,053,000, $8,814,000 and $9,140,000, respectively.

The future rental payments for the non-cancelable operating leases at June 29, 2007 are included in the table below (in thousands). Of the $49,388,000 in lease commitments, approximately $2,483,000 has been reserved for as impaired. The minimum lease payments shown below have been reduced by $1,655,000 of minimum sublease rentals to be received in the future under non-cancelable subleases.

Operating Leases
Year ending:
2008	$7,171
2009	6,117
2010	5,199
2011	4,203
2012	3,403
Thereafter	23,295

Total minimum lease payments	$49,388

Venture Capital Fund. SWS has committed $5,000,000 to invest in a limited partnership venture capital fund. As of June 29, 2007, SWS had contributed $4,000,000 of its commitment. The Bank has committed $3,000,000 to a limited partnership equity fund. As of June 29, 2007, the Bank had invested $900,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total liabilities on open underwritings at June 29, 2007 were $389,000. All open underwritings are generally scheduled to be settled within the next 60 days and are expected to have no material effect on the consolidated financial statements.

Guarantees. The Bank has stand-by letters of credit primarily issued for real estate development purposes. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $1,675,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnifications generally are standard contractual indemnifications and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

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

23. AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in an interest bearing checking account called Bank Insured Funds at the Bank. These funds are FDIC insured up to $100,000. At June 29, 2007, clients of Southwest Securities had invested $729,672,000 in these funds.

One of our directors has a revolving line of credit in the amount of $100,000 from the Bank. As of June 29, 2007, no amounts were outstanding on this line of credit. The line of credit bears interest at the rate of 8.25%. In addition, a $416,000 loan was made to a general partnership of which one of our directors is a partner. The loan bears interest at the rate of 8.25% and the Bank recognized interest income of $11,377 during the fiscal year ended June 29, 2007.

An executive officer of SWS is a trustee of a trust that owns a 5.7% interest in a local bank and two of our other executive officers own a combined interest of less than 1.5% of this bank. One of our directors also owns a 9.1% interest in this bank. The adult son of our director owns a controlling interest in this bank. The Bank has sold loan participations with outstanding balances of $10,588,000 and $7,778,000 at June 30, 2007 and 2006, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $692,000, $422,000 and $140,000 in fiscal 2007, 2006 and 2005, respectively. The Bank also purchased one loan participation from this bank in fiscal 2007 totaling $224,000, which had a balance of $0 at June 29, 2007. There was no amount outstanding on this loan at June 30, 2007. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

24. FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

At June 30, 2007, the approximate amounts of these financial instruments were as follows (in thousands):

Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to fund loans	$236,451
Available credit	33,127
Standby letters of credit	1,675

$271,253

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn on, the total commitments do not necessarily represent future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank has not incurred any significant losses on its commitments in the year ended June 30, 2007. Further, management believes the Bank will not incur material losses as a result of the commitments existing at June 30, 2007.

25. SEGMENT REPORTING

Because of changes in the management structure of the Company including:

•	the termination of the LOGIC contract;

•	the focus on the distribution arm of our business;

•	the sale of the research and institutional equity business; and

•	other changes in management responsibility,

SWS re-evaluated its segment reporting in fiscal 2006. SWS used the guidance in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information. “ SFAS 131 requires SWS to separate financial information into segments based on how management makes decisions regarding how “resources are allocated” and in “assessing performance.”

SWS operates the following four business segments:

•

Clearing: The clearing segment provides clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers, for bank affiliated firms and firms specializing in high volume trading.

•

Retail Brokerage: The retail brokerage segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of our employee registered representatives and our independent representatives who are under contract with SWS Financial.

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

Our segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how we manage our resources and assess our performance. Management assesses performance based primarily on income before income taxes and discontinued operations and net interest revenue (expense) as a result SWS reports net interest revenue (expense) by segment. Our business segment information is prepared using the following methodologies:

•	the financial results for each segment are determined using the same policies as those described in Note 1, “Significant Accounting Policies”;

•	segment financial information includes the allocation of interest based on each segment’s earned interest spreads;

•	information system and operation expenses are allocated based on each segment’s usage primarily determined by trading volumes;

•	shared securities execution facilities expenses are allocated to the segments based on production levels;

•	money market fee revenue is allocated based on each segment’s average balances; and

•	clearing charges are allocated based on clearing levels from each segment.

Intersegment balances are eliminated upon consolidation and have been applied to the appropriate segment.

The “other” category includes SWS Group, Corporate Administration, SWS Capital and Capital Markets, which includes the financial results of SWS’ Institutional Sales & Research departments. Certain assets of this business were sold in January 2006 and as a result, the financial results of this department are included in the analysis for fiscal 2006 as of the above date and 2005. SWS Group is a holding company that owns various investments, including the investment in Knight through June 30, 2004, and USHS common stock.

The financial results of May Financial were included in the Other category through the second quarter of fiscal 2005. May Financial was a registered broker/dealer that was acquired February 29, 2001 and effectively withdrew from NASD on November 1, 2004 and dissolved on December 31, 2004.

The following table presents the Company’s operations by the segments outlined above:

(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 29, 2007
Operating revenue	$22,056	$69,579	$80,063	$3,135	$4,003	$178,836
Net intersegment revenues	(908)	953	1,124	5,719	(6,888)	—
Net interest revenue	16,621	7,136	21,556	47,971	1,495	94,779
Net revenues	38,677	76,715	101,619	51,106	5,498	273,615
Operating expenses	18,727	63,700	71,780	25,871	37,324	217,402
Depreciation and amortization	914	576	439	665	2,196	4,790
Income (loss) from continuing operations before taxes	19,950	13,015	29,839	25,235	(31,826)	56,213
Income from discontinued operations	—	—	—	102	—	102
Assets (*)	490,522	181,755	3,165,280	1,056,602	29,723	4,923,882
June 30, 2006
Operating revenue	$24,033	$63,160	$67,203	$2,673	$13,883	$170,952
Net intersegment revenues	(990)	1,031	519	4,403	(4,963)	—
Net interest revenue	13,455	6,685	16,665	42,075	3,112	81,992
Net revenues	37,488	69,845	83,868	44,748	16,995	252,944
Operating expenses	21,026	60,238	61,396	24,477	41,786	208,923
Depreciation and amortization	95	589	523	785	3,345	5,337
Income (loss) from continuing operations before taxes	16,462	9,607	22,472	20,271	(24,791)	44,021
Income from discontinued operations	—	—	—	12,696	—	12,696
Assets (*)	519,918	224,074	2,961,497	829,741	22,986	4,558,216
June 24, 2005
Operating revenue	$22,250	$56,825	$67,406	$3,156	$33,432	$183,069
Net intersegment revenues	(919)	928	277	3,602	(3,888)	—
Net interest revenue	13,866	5,759	14,163	30,682	2,153	66,623
Net revenues	36,116	62,584	81,569	33,838	35,585	249,692
Operating expenses	21,145	60,316	60,085	19,614	45,264	206,424
Depreciation and amortization	109	636	564	638	4,082	6,029
Income (loss) from continuing operations before taxes	14,971	2,268	21,484	14,224	(9,679)	43,268
Income from discontinued operations	—	—	—	3,250	—	3,250
Assets (*)	536,772	188,579	2,975,764	810,886	25,667	4,537,668

(*)	Assets are reconciled to total assets as presented in the June 29, 2007, June 30, 2006 and June 24,2005 Consolidated Statement of Financial Condition as follows:

	June 29, 2007	June 30, 2006	June 24, 2005
Amount as presented above	$4,923,882	$4,558,216	$4,537,668

Reconciling items:
Unallocated assets:
Cash	4,550	5,261	3,992
Receivables from brokers, dealers and clearing organizations	83,417	48,502	38,238
Receivable from clients, net of allowances	47,930	30,419	36,858
Other assets	15,733	15,956	45,149
Unallocated eliminations	(927)	(503)	(30,761)

Total Assets	$5,074,585	$4,657,851	$4,631,144

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SWS Group, Inc.

We have audited the accompanying consolidated statements of financial condition of SWS Group, Inc. (a Delaware corporation) and subsidiaries as of June 29, 2007 and June 30, 2006, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWS Group, Inc. as of June 29, 2007 and June 30, 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SWS Group, Inc. and subsidiaries’ internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our accompanying report dated September 12, 2007 expressed an unqualified opinion on the effective operation of SWS Group, Inc. and subsidiaries’ internal control over financial reporting.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule I – Condensed Financial Information of Registrant is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule, as of June 29, 2007 and June 30, 2006 and for the years then ended, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited the adjustments to the June 24, 2005 financial statements related to the presentation of discontinued operations, segment disclosures, and the share and per share data resulting from the stock split, as described in Notes 1(v), 25, and 1(a), respectively. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the June 24, 2005 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the June 24, 2005 financial statements taken as a whole.

Grant Thornton LLP

Dallas, Texas

September 12, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

SWS Group, Inc.

We have audited SWS Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of June 29, 2007, and the related statements of income, stockholders’ equity, and cash flows for the year then ended, and our report dated September 12, 2007 expressed an unqualified opinion on those financial statements.

Grant Thornton LLP

Dallas, Texas

September 12, 2007

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of SWS Group, Inc.:

In our opinion, the consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the fiscal year ended June 24, 2005 before the effects of the adjustments to retrospectively reflect the stock split discussed in Note 1(a), the discontinued operations discussed in Note 1(v) and the change in the composition of reportable segments discussed in Note 25 present fairly, in all material respects, the results of operations and cash flows of SWS Group, Inc. and its subsidiaries for the fiscal year ended June 24, 2005, in conformity with accounting principles generally accepted in the United States of America (the 2005 consolidated financial statements before the effects of the adjustments discussed in Notes 1(a), (v) and 25 are not presented herein). In addition, in our opinion, the financial statement schedule of Condensed Financial Information of Registrant for the fiscal year ended June 24, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the stock split discussed in Note 1(a), the discontinued operations discussed in Note 1(v) and the change in the composition of reportable segments discussed in Note 25 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

PricewaterhouseCoopers LLP

Dallas, Texas

September 15, 2005

S-1

Schedule I - Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 29, 2007 and June 30, 2006

(In thousands)

	2007	2006
Assets
Investment in subsidiaries, at equity	$281,326	$268,920
Marketable equity securities	3,793	3,593
Deferred compensation asset	7,481	6,094
Deferred tax asset	9,518	8,195
Other assets	13,950	13,561

	$316,068	$300,363

Liabilities and Stockholders’ Equity
Other liabilities	$9,621	$10,891
Stockholders’ equity	306,447	289,472

	$316,068	$300,363

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income, Comprehensive Income

and Stockholders’ Equity

Years Ended June 29, 2007, June 30, 2006 and June 24, 2005

(In thousands)

	2007	2006	2005
Revenue:
Net gains (losses) on principal transactions	$(3)	$186	$18,629
Interest revenue	145	199	491
Other revenue	2,204	3,012	1,568

	2,346	3,397	20,688

Expenses:
Interest expense	—	124	171
Other expense	9,229	5,459	6,906

	9,229	5,583	7,077

Income (loss) before income tax (benefit) expense and equity in earnings of subsidiaries	(6,883)	(2,186)	13,611
Income tax expense (benefit)	(4,036)	(1,226)	4,684

Income (loss) before equity in earnings of subsidiaries	(2,847)	(960)	8,927
Equity in earnings of subsidiaries	40,456	42,293	22,405

Income before cumulative effect of a change in accounting principle	37,609	41,333	31,332
Cumulative effect of a change in accounting principle, net of tax of $40	—	75	—

Net income	37,609	41,408	31,332
Other comprehensive income:
Net holding gains and losses arising during period, net of tax of $43 in 2007, $630 in 2006 and $(480) in 2005	192	1,087	(241)
Reclassification for hedging activities, net of tax of $9 in 2005	—	—	17
Reclassification for delivery of Knight shares in settlement of DARTSSM obligation, net of tax of $6,262	—	—	(12,471)

Net income (loss) recognized in other comprehensive income	192	1,087	(12,695)

Comprehensive income	$37,801	$42,495	$18,637

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income, Comprehensive Income

and Stockholders’ Equity

Years Ended June 29, 2007, June 30, 2006 and June 24, 2005

(In thousands)

(continued)

	2007	2006	2005
Stockholders’ equity at beginning of year	$289,472	$265,770	$250,782
Payment of cash dividends on common stock – Registrant	(35,827)	(25,027)	(6,913)
Exercise of stock options	14,292	5,610	2,714
Restricted Stock Plan	1,178	727	494
Windfall tax benefit	225	30	—
Repurchase of treasury stock	—	(478)	—
Deferred compensation plan, net	(694)	345	56

Stockholders’ equity at end of year	$306,447	$289,472	$265,770

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 29, 2007, June 30, 2006 and June 24, 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$37,609	$41,408	$31,332
Cumulative effect of a change in accounting principle	—	(75)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(1,365)	(51)	(787)
Deferred compensation	2,992	1,904	1,265
Acceleration of stock option vesting	—	—	118
Equity in undistributed earnings of subsidiaries	(12,406)	9,657	(11,004)
Equity in loss on investments	745	(2,234)	91
Gain on delivery of Knight shares in settlement of DARTSSM obligation	—	—	(18,732)
Change in minority interest	(50)	50	(100)
Windfall tax benefits	(225)	(30)	—
Other	(2,439)	(857)	(3,798)

Net cash provided by provided by (used in) operating activities	24,861	49,772	(1,615)

Cash flows from investing activities:
Payments on notes and other accounts with subsidiaries	—	(26,420)	7,489
Increase in loans receivable, net of payments	—	—	(5,000)
Purchase of investments	—	—	(1,443)
Proceeds received on sale of investment	—	2,110	180

Net cash (used in) provided by investing activities	—	(24,310)	1,226

Cash flows from financing activities:
Proceeds from short-term borrowings	—	(5,000)	275,875
Payments of short-term borrowings	—	—	(270,875)
Payment of cash dividends on common stock	(36,031)	(25,202)	(6,948)
Windfall tax benefit	225	30	—
Net proceeds from exercise of stock options	11,640	4,843	2,280
Proceeds related to the Deferred Compensation Plan	267	345	304
Purchase of treasury stock related to Deferred Compensation Plan (Note 20)	(962)	—	(247)
Purchase of treasury stock related to Repurchase Plan	—	(478)	—

Net cash provided by (used in) financing activities	(24,861)	(25,462)	389

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 29, 2007, June 30, 2006 and June 24, 2005 included elsewhere in this Annual Report on Form 10-K.