Form 10-Q
period 2007-09-28
SWS GROUP INC
filed 2007-11-06
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

As of November 2, 2007, there were 27,738,241 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 28, 2007 and June 29, 2007

(In thousands, except par values and share amounts)

	September (Unaudited)
		June
Assets
Cash and cash equivalents	$192,458	$128,760
Assets segregated for regulatory purposes	331,165	319,265
Receivable from brokers, dealers and clearing organizations	2,708,521	3,117,766
Receivable from clients, net	318,224	344,125
Loans held for sale	149,982	148,013
Loans, net	761,474	756,037
Securities owned, at market value	109,456	119,621
Securities purchased under agreements to resell	15,609	42,486
Goodwill	7,552	7,552
Marketable equity securities available for sale	10,665	3,793
Other assets	82,504	87,167

	$4,687,610	$5,074,585

Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$4,000
Payable to brokers, dealers and clearing organizations	2,650,174	3,051,956
Payable to clients	595,908	581,118
Deposits	950,434	897,150
Securities sold under agreements to repurchase	2,961	17,829
Securities sold, not yet purchased, at market value	36,000	63,470
Drafts payable	24,015	25,718
Advances from Federal Home Loan Bank	69,846	66,989
Other liabilities	46,038	59,482

	4,375,376	4,767,712
Minority interest in consolidated subsidiaries	50	426

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 28,203,471 and outstanding 27,589,529 shares at September 28, 2007; issued 28,197,278 and outstanding 27,491,528 shares at June 29, 2007	2,820	2,819
Additional paid-in capital	268,351	268,575
Retained earnings	44,974	39,729
Accumulated other comprehensive income – unrealized holding gain net of tax of $570 at September 28, 2007 and $692 at June 29, 2007	1,192	1,417
Deferred compensation, net	1,885	1,644
Treasury stock (613,942 shares at September 28, 2007 and 705,750 shares at June 29, 2007, at cost)	(7,038)	(7,737)

Total stockholders’ equity	312,184	306,447
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,687,610	$5,074,585

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three months ended September 28, 2007 and September 29, 2006

(In thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended
	September 28, 2007	September 29, 2006
Revenues:
Net revenues from clearing operations	$3,351	$3,071
Commissions	22,172	18,939
Interest	69,205	69,905
Investment banking, advisory and administrative fees	10,041	10,375
Net gains on principal transactions	1,343	8,198
Other	6,428	5,658

Total revenue	112,540	116,146
Interest Expense	45,594	45,805

Net Revenues	66,946	70,341

Non-Interest Expenses:
Commissions and other employee compensation	40,224	40,844
Occupancy, equipment and computer service costs	6,523	5,340
Communications	2,226	2,186
Floor brokerage and clearing organization charges	1,127	1,170
Advertising and promotional	593	455
Other	4,307	5,626

Total Non-Interest Expenses	55,000	55,621

Income from continuing operations before income tax expense	11,946	14,720
Income tax expense	4,242	4,637

Income from continuing operations	7,704	10,083
Discontinued operations:
Income from discontinued operations	29	41
Income tax expense	(9)	(13)
Minority interest	(3)	(4)

Income from discontinued operations	17	24

Net income	7,721	10,107
Net loss recognized in other comprehensive income, net of tax of $122 for the three months ended September 28, 2007 and $19 for the three months ended September 29, 2006	(225)	(25)

Comprehensive income	$7,496	$10,082

Earnings per share – basic
Income from continuing operations	$0.28	$0.38
Income from discontinued operations	—	—

Net income	$0.28	$0.38

Weighted average shares outstanding – basic	27,405,943	26,479,007

Earnings per share – diluted
Income from continuing operations	$0.28	$0.38
Income from discontinued operations	—	—

Net income	$0.28	$0.38

Weighted average shares outstanding – diluted	27,613,315	26,758,790

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 28, 2007 and September 29, 2006

(In thousands)

(Unaudited)

	For the Three Months Ended
	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net income	$7,721	$10,107
Income from discontinued operations	(17)	(24)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,238	1,146
Amortization of premiums on loans purchased	(110)	(291)
Provision for doubtful accounts	291	534
Deferred income tax benefit	(93)	(696)
Deferred compensation	814	506
Gain on sale of loans	(246)	(229)
(Gain) loss on sale of fixed assets	185	(5)
Loss on sale of real estate	57	4
Equity in losses (earnings) of unconsolidated ventures	(578)	601
Dividend received on investment in Federal Home Loan Bank stock	(43)	(38)
Windfall tax benefits	(221)	(148)
Net change in minority interest in consolidated subsidiaries	—	(19)
Cash flow from operating activities of discontinued operations	4	72
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(11,900)	(28,159)
Net change in broker, dealer and clearing organization accounts	7,463	(77,491)
Net change in client accounts	40,451	76,358
Net change in loans held for sale	(1,969)	14,124
Decrease (increase) in securities owned	2,947	(47,279)
Decrease (increase) in securities purchased under agreements to resell	26,877	9,883
Decrease (increase) in other assets	6,339	(336)
(Decrease) increase in drafts payable	(1,703)	2,779
(Decrease) increase in securities sold, not yet purchased	(27,470)	30,219
Decrease in other liabilities	(14,141)	(3,217)

Net cash provided by (used in) operating activities	35,896	(11,599)

Cash flows from investing activities:
Purchase of fixed assets	(1,485)	(922)
Purchase of real estate	—	(169)
Proceeds from the sale of fixed assets	—	5
Proceeds from the sale of real estate	495	488
Loan originations and purchases	(142,284)	(188,752)
Loan repayments	136,021	136,416
Cash paid for purchase of correspondent clients of Ameritrade	(2,677)	(2,382)
Cash paid on investments	(1,500)	—
Cash received on investments	289	—
Cash flow from investing activities of discontinued operations	3,818	—
Purchases of Federal Home Loan Bank stock	(75)	(7)

Net cash used in investing activities	(7,398)	(55,323)

Cash flows from financing activities:
Payments on short-term borrowings	(142,600)	(436,900)
Cash proceeds from short-term borrowings	138,600	446,800
Increase in deposits	53,284	76,686
Advances from the Federal Home Loan Bank	3,614	18,738
Payments on advances from Federal Home Loan Bank	(757)	(10,826)

	For the Three Months Ended
	September 28, 2007	September 29, 2006
Payment of cash dividends on common stock	(2,218)	(1,966)
Windfall tax benefits	221	148
Cash proceeds on securities sold under agreements to repurchase	(14,868)	22,738
Net proceeds from exercise of stock options	66	357
Cash flow from financing activities of discontinued operations	(382)	—
Proceeds related to the Deferred Compensation Plan	240	105
Purchase of treasury stock related to Deferred Compensation Plan	—	(232)

Net cash provided by financing activities	35,200	115,648

Net increase in cash and cash equivalents	63,698	48,727
Cash and cash equivalents at beginning of period	128,760	41,674

Cash and cash equivalents at end of period	$192,458	$90,400

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$1,038	$879

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest from continuing operations	$45,555	$45,516

Income taxes	$—	$2,900

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended September 28, 2007 and September 29, 2006

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 28, 2007, and for the three-month periods ended September 28, 2007 and September 29, 2006, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 29, 2007 filed on Form 10-K. Amounts included for June 29, 2007 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and the consolidated active subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”), 100% owned unless otherwise noted:

Southwest Securities, Inc.*	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”
SWS Banc Holdings, Inc.	“SWS Banc”
Southwest Securities, FSB	“Bank”
SWS A, LLC (90%)	“SWS A”
SWS B, LTD (88.2%)	“SWS B”
FSB Development, LLC	“FSB Development”

*	At September 28, 2007, 50 shares of Southwest Securities, Inc. Series A Preferred Stock were held by an outside broker/dealer which clears its proprietary transactions through Southwest Securities.

Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer and Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (“FINRA”). Each is registered with the Securities Exchange Commission (the “SEC”) as a broker/dealer under the Securities Exchange Act of 1934 (“Exchange Act”) and as registered investment advisors under the Investment Advisors Act of 1940.

SWS Insurance holds insurance agency licenses in 46 states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. We retain no risk of insurance related to the insurance and annuity products SWS Insurance sells.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision (“OTS”). SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

SWS A (formerly known as FSBF, LLC) is a 2% general partner of SWS B (formerly known as FSB Financial, LTD). In March 2006, FSB Financial, LTD (“FSB Financial”), a purchaser, originator and servicer of non-prime automobile loans, sold substantially all of its assets. See “-Discontinued Operations” discussion below.

FSB Development was formed to develop single-family residential lots. As of September 30, 2007, it has no investments.

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

Discontinued Operations. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. Pursuant to the sale agreement, 10% of the sale price, or $3,587,000, was placed in escrow to secure purchase price adjustments and seller’s indemnifications. This money was released from escrow on July 3, 2007 at which time the Bank received $3,818,000, representing the original $3,587,000 and $231,000 in interest. The minority interest holder received $382,000 on this transaction.

The results of FSB Financial, as summarized below, have been classified as discontinued operations for all periods presented, (in thousands).

	Three Months Ended
	September 28, 2007	September 29, 2006
Net revenues	$29	$42
Net income before taxes	29	41
Income tax expense	9	13
Minority interest	3	4
Income from discontinued operations	17	24

Amortization Expense. The Company has recorded a customer relationship intangible which is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in “-Intangible Assets.”

Income Taxes. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”) with respect to all income tax positions accounted for under FASB Statement 109, “Accounting for Income Taxes.” The interpretation addresses the recognition, measurement, accrual of interest and penalties, balance sheet classification and disclosure of any uncertain tax positions. The provisions of FIN 48 were effective for SWS beginning July 2007, with the cumulative effect of the change in accounting principal recorded as an adjustment to the opening balance of retained earnings. The Company recorded the cumulative effect of adopting FIN 48 by decreasing the opening balance of retained earnings $271,000. Upon adoption, the Company also recorded a net liability for uncertain positions as of July 1, 2007 of $271,000. The net liability did not change materially from July 1, 2007 to September 28, 2007. While the Company expects that the net liability for uncertain positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on our consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalty of $81,300, net of federal benefit. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $146,000, net of federal benefit.

As of July 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006. State tax returns are subject to examination for varying periods, but generally for the tax years 2003 through 2006. The Company is currently not under examination for either federal or state tax returns.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. There were no active stock option plans at September 28, 2007. The Company has eliminated the use of options as a compensation tool and currently grants restricted stock to reward and incentivize officers, employees and directors. All currently outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contracted expiration date occurs. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and all options are fully vested.

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

SWS accounts for the plan under the recognition and measurement principles of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

At various times in fiscal 2007, the Board of Directors approved grants to various officers and employees totaling 91,140 shares with a weighted average market value of $16.53 per share. In August 2007, the Board of Directors approved grants to various officers and employees totaling 108,950 shares with a weighted average market value of $18.87 per share. As a result of these grants, SWS recorded deferred compensation in Additional Paid in Capital of approximately $1,364,000 in fiscal 2007 and $1,888,000 in fiscal 2008. For the three month period ended September 28, 2007 and September 29, 2006, SWS has recognized compensation expense related to restricted stock grants of approximately $409,000 and $333,000, respectively.

At September 28, 2007, the total number of unvested shares outstanding under the Restricted Stock Plan was 252,875 and the total number of securities available for future grants was 225,664.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cashflows, SWS considers cash to include cash on hand and in depository accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At September 30, 2007 and June 30, 2007, these reserve balances amounted to $32,124,000 and $20,100,000, respectively.

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

To facilitate the continued enhancement of the CSS system, SWS entered into an agreement in December 2002, amended in June 2003, to loan CSS $3,500,000 under a note bearing interest at 6% per annum. This note was ultimately forgiven in January 2005. In December 2003, SWS agreed to an additional equity investment of approximately $2,900,000, resulting in the purchase of 5.8 million shares of CSS common stock. The purchases were made in equal quarterly installments (two purchases were made in fiscal years 2004 and 2005 totaling approximately $1,443,000 in each fiscal year) and ultimately resulted in increasing SWS’ position in CSS to 30.22%. These investments were made to insure the continued operation of CSS while needed enhancements to the system were built.

SWS did not participate in CSS’ equity offering in January 2005. SWS has developed many of the functions needed to run the CSS system in-house and is no longer dependent on CSS for enhancements. Subsequent to the equity offering in January 2005, SWS owned 13.7% of CSS. SWS has not made any additional investments in CSS since January 2005.

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers had successfully converted to the CSS system by December 31, 2006. CSS made written demand of the $1,700,000 under this agreement in January 2007, which SWS disputed.

SWS and CSS have reached a tentative agreement pursuant to which SWS will enter into a new maintenance contract which calls for total maintenance payments of $3,000,000 for calendar year 2007 with an additional two years of maintenance at $2,500,000 per year. SWS will receive assistance in converting to an updated version of the CSS software and new broker front end platform in exchange for the increased maintenance payments.

From inception of the investment to date, SWS’ pro-rata percentage of losses of $9,639,000 (including $252,000 and $137,000 for the three months ended September 28, 2007 and September 29, 2006, respectively) was greater than the $6,386,000 loaned and invested by $3,253,000. As a result, there is no recorded equity investment from CSS at September 28, 2007.

Summarized financial information of CSS is as follows (in thousands):

	September 30, 2007	June 30, 2007
Total assets	$4,118	$3,776
Total liabilities	10,206	8,029
Shareholders’ deficit	(6,088)	(4,253)

	Three Months Ended
	September 30, 2007	September 30, 2006
Total revenues	$994	$1,058
Net loss	(1,835)	(999)

Other Equity Investments. SWS has two other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of September 28, 2007, SWS had contributed $4,000,000 of this commitment. During the three month periods ended September 28, 2007 and September 29, 2006, SWS reported gains of $575,000 and losses of $601,000, respectively related to this investment. In August 2007, SWS received a cash distribution of $289,000 from this investment.

In fiscal 2007, the Bank committed $3,000,000 to a limited partnership equity fund as a cost effective way of meeting its obligations under the Community Reinvestment Act. As of September 28, 2007, the Bank has invested $2,400,000 of its commitment. During the three-months ended September 28, 2007, the Bank recorded gains of $3,000 related to this investment.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 28, 2007, SWS had cash of approximately $317,065,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. At September 28, 2007, SWS also had approximately $14,100,000 in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”).

At June 29, 2007, SWS had cash of approximately $319,265,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no positions in special reserve bank accounts for the PAIB at June 29, 2007.

MARKETABLE EQUITY SECURITIES

SWS owns shares of common stock in U.S. Home Systems, Inc. (“USHS”), Westwood Holding Group, Inc., (“Westwood”) and NYSE Group, Inc. stock (“NYX”), which are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At September 28, 2007 and June 29, 2007, SWS held 357,154 shares of USHS with a cost basis of $1,576,000. The market value of the USHS shares was $2,554,000 at September 28, 2007 and $3,553,000 at June 29, 2007.

At both September 28, 2007 and June 29, 2007, SWS held 7,018 shares of Westwood, respectively, within the deferred compensation plan with a cost basis of $108,000. The market value of the Westwood shares was $241,000 at September 28, 2007 and $240,000 at June 29, 2007.

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

Prior to the merger, SWS owned 23,721 shares of Archipelago common stock recorded at its cost of zero. Upon the merger, each outstanding share of Archipelago common stock was converted into one share of NYX stock.

In lieu of a seat, Southwest Securities now has an annual trading license. This license allows Southwest Securities continued physical and electronic access to the NYSE trading facilities.

The 80,177 NYX shares received from the merger were restricted by agreement. These restrictions prohibit any “direct or indirect assignment, sale, exchange, transfer, tender or other disposition of NYX stock.” The restrictions on the shares lapse based on a three year vesting schedule with restrictions lapsing on one-third of the restricted shares annually. The restriction on 26,727 shares of stock was lifted as of March 7, 2007. On June 7, 2007, NYSE Euro announced an early release of the restriction on an additional 26,725 shares. As of September 28, 2007, 26,725 shares are still restricted. There are no restrictions on the 23,721 shares received on the conversion of our investment in Archipelago.

The remaining restricted 26,725 NYX shares have been discounted at a rate of 16.8% of the market price of NYX stock at September 28, 2007. The discount rate was determined based on the length of time of the restrictions, expected rate of return for this type of investment and the relative amount of restricted NYX stock versus fully tradable stock. The restriction on these shares is scheduled to lapse in March of 2009.

In July 2007, Southwest Securities transferred its ownership of the NYX stock at cost to SWS Group. These shares are now recorded as Marketable Equity Securities, Available for Sale and changes in valuation appear in Other Comprehensive Income in the income statement. For the three-months ended September 28, 2007, we recorded a gain in Other Comprehensive Income of $652,000 on all 103,898 shares that we own. In the first quarter of fiscal 2007, we recorded gains of $814,000 in net Gains (Losses) on Principal Transactions.

As of September 28, 2007, our total investment of 103,898 of NYX shares was valued at $7,870,000 with a cost basis of $7,218,000 (the value of the NYX shares upon transfer from Southwest Securities to SWS Group.) As of June 29, 2007, the Company’s total investment in NYX shares was valued at $7,209,000 and was included in Securities Owned and Securities Sold, Not Yet Purchased on the balance sheet.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 28, 2007 and June 29, 2007, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$26,236	$26,786
Securities borrowed	2,624,558	2,987,907
Correspondent broker/dealers	10,700	33,943
Clearing organizations	13,881	12,853
Other	33,146	56,277

	$2,708,521	$3,117,766

Payable
Securities failed to receive	$48,431	$52,907
Securities loaned	2,565,917	2,961,001
Correspondent broker/dealers	21,465	25,254
Other	14,361	12,794

	$2,650,174	$3,051,956

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At September 28, 2007, SWS had collateral of $2,624,558,000 under securities lending agreements, of which SWS had repledged $2,548,587,000. SWS had collateral of $2,987,905,000 under securities lending agreements, of which SWS had repledged $2,939,853,000 at June 29, 2007.

LOANS HELD FOR SALE

Loans held for sale are valued at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis. Discounts are amortized using the interest method over the remaining period to contractual maturity. Loans held for sale consist of first mortgage loans and home improvement loans which have been purchased or originated but not yet been sold in the secondary market. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within the Dallas-Fort Worth metropolitan area. The Bank also purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of North Texas.

Loans receivable at September 30, 2007 and June 30, 2007 are summarized as follows (in thousands):

	September	June
First mortgage loans (principally conventional):
Real estate	$457,383	$454,111
Construction	224,441	226,617

	681,824	680,728

Consumer and other loans:
Commercial	74,731	70,847
Other	6,822	6,664

	81,553	77,511

Factored receivables	6,233	5,969

	769,610	764,208
Unearned income	(2,589)	(2,674)
Allowance for probable loan losses	(5,547)	(5,497)

	$761,474	$756,037

Impairment of loans with a recorded investment of approximately $3,911,000 and $3,528,000 at September 30, 2007 and June 30, 2007, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118 “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures-an amendment of SFAS No. 114”. The average recorded investment in impaired loans was approximately $3,617,000 for the three-months ended September 30, 2007 and $1,933,000 during fiscal 2007. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $539,000 and $63,000 at September 30, 2007 and 2006, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the first quarter of either fiscal 2008 or fiscal 2007.

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2007 and September 30, 2006 is as follows (in thousands):

	Three Months Ended
	September 30, 2007	September 30, 2006
Balance at beginning of period	$5,497	$5,047
Provision for loan losses	51	294
Net recoveries (charge-offs)	(1)	6

	50	300

Balance at end of period	$5,547	$5,347

The reserve to loan ratio for the three month periods ended September 30, 2007 and 2006 were 0.72% and 0.66%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at September 28, 2007 and June 29, 2007, which are carried at market value, include the following (in thousands):

	September	June
Securities owned
Corporate equity securities	$10,850	$17,135
Municipal obligations	18,120	20,471
U.S. Government and Government agency obligations	11,095	27,443
Corporate obligations	31,640	45,391
Money market mutual funds	35,000	—
Other	2,751	9,181

	$109,456	$119,621

Securities sold, not yet purchased
Corporate equity securities	$1,234	$1,070
U.S. Government and Government agency obligations	26,250	49,581
Corporate obligations	8,112	12,726
Other	404	93

	$36,000	$63,470

During the quarter, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $4,957,000 and $4,130,000 at September 28, 2007 and June 29, 2007, respectively. Additionally, at September 28, 2007 and June 29, 2007, SWS had pledged firm securities valued at $92,000 and $277,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At September 28, 2007, SWS held reverse repurchase agreements totaling $15,609,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $15,598,000. At June 29, 2007, SWS held reverse repurchase agreements totaling $42,486,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $42,572,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2007 in June 2007, as required by SFAS No. 142 and based on the results of the assessment, SWS’ goodwill balance was not impaired. There have been no events in the last three months that would trigger an interim assessment on the fair value of goodwill.

SWS has two reporting segments within its broker/dealer operations with goodwill, clearing and institutional. There were no changes in the carrying value of goodwill during the three-month period ended September 28, 2007.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to the Company’s clearing platform. The purchase price was based on the estimated value of the transferred correspondents.

$2,382,000 million of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade received 78% of the remaining amount, $2,678,000, in July 2007. As the agreed upon ticket volumes were not met, the second payment was pro-rated by the ticket volumes achieved compared to the agreed upon ticket volume. As a result of these transactions, the Company has recorded a customer relationship intangible of $5,060,000 at September 28, 2007. The amount of the intangible at June 29, 2007 was $5,022,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS has recognized approximately $337,000 and $65,000 of amortization expense for the three-months ended September 28, 2007 and September 29, 2006, respectively. The intangible is included in Other Assets on the Consolidated Statement of Financial Condition.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At September 28, 2007, there were no amounts outstanding under these secured arrangements. At June 29, 2007, the amount outstanding under these secured arrangements was $4,000,000, which was collateralized by securities held for firm accounts valued at $38,849,000.

SWS had $250,000 outstanding under unsecured letters of credit at both September 28, 2007 and June 29, 2007, pledged to support its open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At September 28, 2007 and June 29, 2007, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $429,000 and $571,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. At September 28, 2007 and June 29, 2007, the total amount available for borrowings was $19,321,000 and 19,179,000, respectively. There were no amounts outstanding on this line other than $679,000 and $821,000 under unsecured letters of credit at September 28, 2007 and June 29, 2007, respectively.

At September 28, 2007 and June 29, 2007, SWS has an irrevocable letter of credit agreement aggregating $55,000,000 and $48,000,000 respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $86,931,000 and $66,381,000 at September 28, 2007 and June 29, 2007, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At September 28, 2007, approximately $417,442,000 of client securities under customer margin loans was available to be pledged, of which SWS has pledged $16,979,000 under securities loan agreements. At June 29, 2007, approximately $414,673,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $20,855,000 under securities loan agreements.

DEPOSITS

Deposits at September 30, 2007 and June 30, 2007 are summarized as follows (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$50,861	5.4%	$46,367	5.2%
Interest bearing demand accounts	332,425	35.0	242,388	27.0
Savings accounts	454,712	47.8	500,886	55.8
Limited access money market accounts	33,049	3.5	30,712	3.4
Certificates of deposit, less than $100,000	52,603	5.5	52,370	5.9
Certificates of deposit, $100,000 and greater	26,784	2.8	24,427	2.7

	$950,434	100.0%	$897,150	100.0%

The weighted average interest rate on deposits was approximately 4.9% at September 30, 2007 and 4.1% at June 30, 2007.

At September 30, 2007, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total
Certificates of deposit, less than $100,000	$42,833	$4,385	$3,368	$1,042	$975	$52,603
Certificates of deposit, $100,000 and greater	20,171	3,162	2,788	506	157	26,784

	$63,004	$7,547	$6,156	$1,548	$1,132	$79,387

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 28, 2007 and June 29, 2007 were $2,961,000 and $17,829,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At September 30, 2007 and June 30, 2007, advances from the FHLB were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$643	$—
Due within two years	370	696
Due within five years	19,607	17,202
Due within seven years	3,580	1,521
Due within ten years	5,473	7,089
Due within twenty years	30,077	30,344
Due beyond twenty years	10,096	10,137

	$69,846	$66,989

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 3% to 8%, are collateralized by approximately $281,000,000 of collateral value (as defined) in qualifying first mortgage loans at September 30, 2007 (calculated at June 30, 2007). At June 30, 2007 (calculated at March 31, 2007), advances with interest rates from 3% to 8% were collateralized by approximately $282,000,000 of collateral value in qualifying first mortgage loans.

BANK BORROWINGS

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds. Prior to the second quarter of last year, the interest rate was the federal funds rate plus 0.25%. Beginning in the second quarter of fiscal 2007, the interest rate charged on any borrowed funds is at a rate quoted by the unaffiliated bank and accepted by the Bank. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At September 30, 2007 and June 30, 2007, there were no amounts outstanding on this line of credit.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 pursuant to the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 pursuant to the Exchange Act. At September 28, 2007, Southwest Securities had net capital of $140,699,000, or approximately 32.7% of aggregate debit balances, which was $132,112,000 in excess of its minimum net capital requirement of $8,587,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 28, 2007, Southwest Securities had net capital of $119,232,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At September 28, 2007, the net capital and excess net capital of SWS Financial were $933,000 and $683,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2007 and June 30, 2007, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2007 and June 30, 2007, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007:
Total capital to risk weighted assets	$92,596	10.5%	$70,415	8.0%	$88,019	10.0%
Tier I capital to risk weighted assets	87,048	9.9	35,208	4.0	52,812	6.0
Tier I capital to adjusted total assets	87,048	7.8	44,511	4.0	55,639	5.0
June 30, 2007:
Total capital to risk weighted assets	$90,436	10.4%	$69,482	8.0%	$86,853	10.0%
Tier I capital to risk weighted assets	84,939	9.8	34,741	4.0	52,112	6.0
Tier I capital to adjusted total assets	84,939	8.0	42,274	4.0	52,842	5.0

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three-month periods ended September 28, 2007 and September 29, 2006 (in thousands, except share and per share amounts):

	Three Months Ended
	September 28, 2007	September 29, 2006
Income from continuing operations	$7,704	$10,083
Income from discontinued operations	17	24

Net income	$7,721	$10,107

Weighted average shares outstanding – basic	27,405,943	26,479,007
Effect of dilutive securities:
Assumed exercise of stock options	151,310	207,378
Restricted stock	56,062	72,405

Weighted average shares outstanding – diluted	27,613,315	26,758,790

Earnings per share – basic
Income from continuing operations	$0.28	$0.38
Income from discontinued operations	—	—

Net income	$0.28	$0.38

Earnings per share – diluted
Income from continuing operations	$0.28	$0.38
Income from discontinued operations	—	—

Net income	$0.28	$0.38

At September 28, 2007 and September 29, 2006, there were options outstanding to purchase approximately 632,000 and 1,456,000 shares of the Company’s common stock under the two stock option plans, respectively. See “Stock Options and Restricted Stock Plans.” As of September 28, 2007 there were no anti-dilutive options outstanding. As of September 29, 2006, options to purchase approximately 15,900 shares of the Company’s common stock were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

REPURCHASE OF TREASURY STOCK

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which will expire on June 30, 2008, to repurchase up to 500,000 shares. No shares were repurchased by SWS under this program or the previous program, which expired December 2006, for the three months ended September 28, 2007 and September 29, 2006, respectively.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. No shares were purchased by the plan in the three-month period ended September 28, 2007. The plan purchased 15,560 shares in the three-months period ended September 29, 2006 at a cost of approximately 232,000 or $14.88 per share.

Upon vesting of the shares granted under the Restricted Stock Plan, a portion of the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 17,142 shares were repurchased with a market value of approximately $335,784 or an average of $19.59 per share in the first quarter of fiscal 2008. In the first quarter of fiscal 2007, 10,471 shares were repurchased with a market value of $178,000 or an average of $16.98 per share.

SEGMENT REPORTING

SWS operates four business segments:

•

Clearing: The clearing segment provides clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers, for bank affiliated firms and firms specializing in high volume trading.

•

Retail: The retail segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of our employee registered representatives and our independent representatives who are under contract with SWS Financial.

•

Institutional: The institutional segment serves institutional customers in securities lending, investment banking and public finance, fixed income sales and trading, proprietary trading and agency execution services.

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

SWS’ segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how we manage our resources and assess our performance. Management assesses performance based primarily on income before income taxes and discontinued operations and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’ business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in Note 1, “Significant Accounting Policies,” to the Company’s audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended June 29, 2007;

•	segment financial information includes the allocation of interest based on each segment’s earned interest spreads;

•	information system and operation expenses are allocated based on each segment’s usage primarily determine by trading volumes;

•	shared securities execution facilities expenses are allocated to the segments based on production levels;

•	money market fee revenue is allocated based on each segment’s average balances; and

•	clearing charges are allocated based on clearing levels from each segment.

Intersegment balances are eliminated upon consolidation and have been applied to the appropriate segment.

The “other” category includes SWS Group, corporate administration and SWS Capital Corporation. SWS Capital Corporation is a dormant entity which holds approximately $25,000 of assets. SWS Group is a holding company that owns various investments, including USHS and NYX common stock.

The following table presents the Company’s operations by the segments outlined above for the three month periods ended September 28, 2007 and September 29, 2006:

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
September 28, 2007

Operating revenue	$5,799	$17,908	$18,454	$600	$574	$43,335
Net intersegment revenues	(243)	251	517	1,701	(2,226)	—
Net interest revenue	4,479	1,731	5,499	11,891	11	23,611
Net revenues	10,278	19,639	23,953	12,491	585	66,946
Operating expenses	5,781	16,455	16,916	7,039	8,809	55,000
Depreciation and amortization	341	174	97	183	443	1,238
Income (loss) from continuing operations before taxes	4,497	3,184	7,037	5,452	(8,224)	11,946
Income from discontinued operations	—	—	—	17	—	17
Assets (*)	491,733	176,380	2,761,059	1,112,702	36,398	4,578,272

September 29, 2006

Operating revenue	$5,298	$15,886	$22,661	$652	$1,744	$46,241
Net intersegment revenues	(204)	210	177	1,292	(1,475)	—
Net interest revenue	3,729	1,659	6,579	11,670	463	24,100
Net revenues	9,027	17,545	29,240	12,322	2,207	70,341
Operating expenses	4,631	14,625	19,148	6,106	11,111	55,621
Depreciation and amortization	82	129	117	197	621	1,146
Income (loss) from continuing operations before taxes	4,396	2,920	10,092	6,216	(8,904)	14,720
Income from discontinued operations	—	—	—	24	—	24
Assets (*)	505,621	204,215	3,277,586	917,017	22,191	4,926,630

(*)	Assets are reconciled to total assets as presented in the September 28, 2007 and September 29, 2006 Consolidated Statement of Financial Condition as follows:

	September 28, 2007	September 29, 2006
Amount as presented above	$4,578,272	$4,926,630
Reconciling items:
Unallocated assets:
Cash	17,730	5,876
Receivables from brokers, dealers and clearing organizations	59,758	83,281
Receivable from clients, net of allowances	20,050	32,826
Other assets	15,406	16,595
Unallocated eliminations	(3,606)	(637)

Total Assets	$4,687,610	$5,064,571

COMMITMENTS, CONTINGENCIES and GUARANTEES

Commitment and Contingencies.

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

Venture Capital Funds. SWS has committed to invest $5,000,000 in a limited partnership venture capital fund. As of September 28, 2007, SWS had contributed $4,000,000 of its commitment. The Bank has committed to invest $3,000,000 in a limited partnership equity fund. As of September 30, 2007, the Bank has invested $2,400,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total liabilities on open underwritings at September 28, 2007 were $466,450.

Guarantees. The Bank has stand-by letters of credit primarily issued for real estate development purposes. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $1,712,000. The collateral supporting these letters of credit consist of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

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

SWS is a member of various exchanges and of multiple clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these risks, the exchange and clearinghouses often require members to post collateral. SWS’ maximum potential liability under these arrangements cannot be quantified. However, it is unlikely that SWS would be required to make payments under these arrangements. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) and the SEC have recently issued the following statements and interpretations, which are applicable to SWS:

SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities.” The FASB standard, issued in February 2007, permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity

Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. The standard is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. SWS is assessing the impact of this statement on its financial statements and processes.

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

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” In March 2006, FASB issued this standard which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability, initially measured at fair value, each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SWS implemented this standard July 1, 2007. The impact of this statement on the financial statements was immaterial.

AFFILIATE TRANSACTIONS

A director of SWS owns a 9.1% interest in a local bank and one of SWS’ executive officers owns less than 1.0% interest in this bank. The adult son of our director owns a controlling interest in this bank. The Bank has sold loan participations with outstanding balances of $10,657,000 and $10,588,000 at September 30, 2007 and June 30, 2007, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $297,000 and $191,000 for the three month periods ending September 30, 2007 and 2006, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

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

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements” and “Risk Factors” of our Form 10-K filed with the Securities and Exchange Commission on September 12, 2007.

We operate through four segments grouped primarily by products and services: clearing, retail, institutional and banking.

Clearing. We provide clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers, for bank affiliated firms and for firms specializing in high volume trading. Revenues in this segment are generated primarily through transaction charges to our correspondent firms for clearing their trades. Revenue is also earned from various fees and other processing charges, as well as through net interest earnings on correspondent customer balances. We seek to grow our clearing business by expanding our correspondent base.

Retail. We offer retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employee registered representatives and our independent contractors. This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances. We seek to grow our retail brokerage business by increasing our distribution capabilities through the recruitment of additional registered representatives.

Institutional. We serve institutional customers in securities lending, investment banking and public finance, fixed income sales and trading, proprietary trading and agency execution services. Revenues are derived from the net interest spread on stock loan transactions, commission and trading income from fixed income and equity products and investment banking fees from corporate and municipal securities transactions.

Banking. The Bank offers traditional banking products and services and focuses on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers. The Bank earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors. We seek to grow our Bank by adding experienced bankers and through acquisitions.

The “other” category includes SWS Group, corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including USHS and NYX common stock.

Business Environment

Our business is sensitive to financial market conditions which were volatile during the first quarter of fiscal 2008. Equity market indices improved from a year ago with the Dow Jones Industrial Average increasing 19% while the Standard & Poor’s 500 Index and the NASDAQ Composite Index rose 14% and 20%, respectively. Average daily volume on the New York Stock Exchange rose 34% for the same period.

On the other hand, volatility in the credit markets (primarily due to sub-prime mortgage lending and residential real estate exposure) caused disruption for the financial markets. In response to this disruption, the Federal Reserve Board lowered the federal funds rate by 50 basis points to 4.75% on September 18, 2007. Rates on 10 year treasuries dropped 5 basis points over the same period, continuing the inverted yield curve environment. We have managed our exposure to these markets by reducing our average inventory balances and limiting our investment in mortgage-backed securities.

Our brokerage businesses are positively impacted by active securities markets, positive directional movements in key equity indices, but negatively impacted by volatile interest rates and an inverted yield curve. The current mix of positive and negative factors adversely impacted results for the current quarter when compared to the first quarter of fiscal 2007.

The banking segment is directly impacted by interest rates and the availability of mortgage credit. The prime rate was 7.75% at September 28, 2007 and has decreased from 8.25% at September 29, 2006 and June 29, 2007. In the latter half of fiscal 2007 and continuing in the first quarter of fiscal 2008, significant changes have been made primarily impacting the standards for mortgage qualification. The mortgage markets experienced a tightening of credit standards. The tightening started with sub-prime mortgages and now includes Alt A mortgages. (“Alt A mortgages” are defined as prime credit as compared to sub-prime credit loans with terms less restrictive than FNMA requirements.) The more stringent mortgage qualifications and more conservative lending culture have eliminated a large group of buyers that previously would have qualified for a mortgage on a new home. It will take some time from the market to absorb excess inventory and for builders to adjust to the new credit standards for qualified buyers. However, conforming mortgage rates are still attractive with a national average for a 30 year mortgage of 6.42%. The national average increased 11 basis points from September 2006 to September 2007 and decreased 25 basis points from June 29, 2007. Nonconforming mortgage rates are approximately 100 basis points higher.

Our banking segment is also impacted by the North Texas new home market. Currently the market has an oversupply of new homes. The supply of finished vacant housing units in our market was 2.82 months at September 28, 2007 an increase from 2.64 months at September 29, 2006. A 2.50 months supply is considered equilibrium. Both new home starts and closings have slowed compared to last year. Starts have decreased 31% and closings have decreased 19%. While there is no way to predict with certainty, we expect the disruption in this market to trigger some deterioration of the single family interim loan portfolio in the future. Our direct exposure to the sub-prime mortgage market is minimal.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results are discussed below.

3-for-2 Stock Split: On November 30, 2006, the company’s Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend. The additional shares were distributed on January 2, 2007, to shareholders of record on December 15, 2006. All references to amounts per share or the number of shares outstanding appearing in this report (including in the condensed consolidated financial statements) have been restated to give retroactive effect to the stock split.

TD Ameritrade Transaction: On March 22, 2006, the company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to our clearing platform. As an inducement to transfer, we offered substantial clearing fee discounts for a transition period. As a result, we have recorded a customer relationship intangible of $5,060,000, which is being amortized over a five year period at a rate based on the future economic benefit of the customer relationships. We recognized approximately $337,000 of amortization expense related to this intangible for the three-month period ended September 28, 2007. See additional discussion in “Intangible Assets” in the Notes to the Consolidated Financial Statements contained in this report.

NYSE/Archipelago: SWS owned 23,721 shares of Archipelago Holdings, LLC (“Archipelago”) stock prior to the merger of Archipelago and the NYSE in March 2006, for which it received 23,721 unrestricted shares of the new entity, NYSE Euro (“NYX”). As part of the merger, Southwest Securities also surrendered its NYSE seat (carried at a cost of $230,000) in return for $300,000 in cash and 80,177 restricted shares of NYX common stock. As of September 28, 2007, 53,452 of the 80,177 shares were no longer restricted.

In July 2007, ownership of the NYX stock was transferred from Southwest Securities to SWS Group. These shares are now recorded as “marketable equity securities available for sale” and changes in valuation appear in the “other comprehensive income” line of the income statement. For the three-months ended September 28, 2007, we recorded a gain in “other comprehensive income” of $652,000 on all 103,898 shares that we own. In the first quarter of fiscal 2007, we recorded gains of $814,000 in “net gains (losses) on principal transactions.”

Distribution from an equity investment: In the first quarter of fiscal 2007, a limited partnership venture capital fund in which SWS has an equity investment realized a gain and made a subsequent distribution to its partners. SWS’ portion of this gain was $575,000 and is included in Other Revenue in the Consolidated Statement of Income and Comprehensive Income. We received a distribution of $289,000 of this gain.

Investment in Comprehensive Software Systems, Inc. (“CSS”): In 1993, we became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system. We initially acquired a 7.6% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments, our ownership in CSS increased to 25.08% in fiscal 2002. Consequently, we implemented the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Subsequent to an equity offering by CSS in January 2005, we owned 13.7% of CSS.

To facilitate the continued enhancement of the CSS system, we invested an aggregate of $6,386,000 in CSS all of which had been written off by September 28, 2007.

Our pro-rata share of CSS’ losses for the first quarter of fiscal 2008 and fiscal 2007 were $252,000 and $137,000, respectively. From inception of the investment to date, our pro-rata percentage of losses of $9,639,000 was greater than the $6,386,000 loaned and invested by $3,253,000.

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers successfully converted to the CSS system by December 31, 2006. CSS made written demand of $1,700,000 under this agreement in January 2007. We disputed the payment.

SWS and CSS have reached a tentative agreement pursuant to which SWS will enter into a new maintenance contract which calls for total maintenance payments of $3,000,000 for calendar year 2007 with an additional two years of maintenance at $2,500,000 per year. SWS will receive assistance in converting to an updated version of the CSS software and new broker front end platform in exchange for the increased maintenance payments. See additional discussion in “-Investments” in the Notes to the Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Consolidated

Net income from continuing operations for the three-month period ended September 28, 2007 was $7,704,000, representing a decrease of $2,379,000 from net income for the comparable three-month period ended September 29, 2006 of $10,083,000. Net income includes income of $17,000 and $24,000 from discontinued operations for the three-months ended September 28, 2007 and September 29, 2006, respectively. The three-month periods ended September 28, 2007 and September 29, 2006 contained 63 trading days.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month period ended September 28, 2007 compared to the three-month period ended September 29, 2006 (dollars in thousands):

	Change
	Amount	%
Net revenues:
Net revenues from clearing operations	$280	9%
Commissions	3,233	17
Net interest	(489)	(2)
Investment banking, advisory and administrative fees	(334)	(3)
Net gains on principal transactions	(6,855)	(84)
Other	770	14

	(3,395)	(5)

Operating expenses:
Commissions and other employee compensation	(620)	(2)
Occupancy, equipment and computer service costs	1,183	22
Communications	40	2
Floor brokerage and clearing organization charges	(43)	(4)
Advertising and promotional	138	30
Other	(1,319)	(23)

	(621)	(1)

Pretax income	$(2,774)	(19)%

Net revenues decreased for the first quarter of fiscal 2008 by $3,395,000. The largest component of the decrease was in net gains on principal transactions, $6,855,000, offset by an increase in commissions of $3,233,000. The decrease in net gains on principal transactions is primarily due to a reduction in trading profit in taxable fixed income. The September 2006 quarter includes $2,700,000 in profit from the restructuring of a commercial mortgage backed security. Additionally, last year’s quarter included $814,000 in gains on NYX stock. As previously discussed, the market fluctuations on this stock are included in “other comprehensive income” in fiscal 2008. Lastly, lower inventories in fiscal 2008 have reduced trading profits in both the taxable and municipal business units. The increase in commissions is due primarily to increased volumes and client activity in the Retail and Institutional segments.

Operating expenses decreased $621,000 for the three months ended September 28, 2007. The largest decrease was in other expenses, $1,319,000, offset by an increase in occupancy, equipment and computer services cost of $1,183,000. The decrease in other expenses is due primarily to a decrease in legal and provision for loan losses. The increase in occupancy, equipment and computer service costs is due primarily to the increased maintenance expenses for CSS as discussed above. The increase is also due to an increase in rent and amortization expenses.

Net Interest Income

Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three month periods ended September 28, 2007 and September 29, 2006 (dollars in thousands):

	Three Months Ended
	September 28, 2007	September 29, 2006
Brokerage	$11,720	$12,430
Bank	11,891	11,670

Net interest	$23,611	$24,100

For the three months ended September 28, 2007, net interest income from our brokerage entities accounted for approximately 17.5% of our net revenues. For the three months ended September 29, 2006, net interest income generated by our brokerage entities accounted for approximately 17.7% of our net revenue. Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended
	September 28, 2007	September 29, 2006
Average interest-earning assets:
Customer margin balances	$292,000	$331,000
Assets segregated for regulatory purposes	312,000	336,000
Stock borrowed	3,069,000	2,957,000

Average interest-bearing liabilities:
Customer funds on deposit	503,000	552,000
Stock loaned	3,030,000	2,911,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the three months ended September 28, 2007, income tax expense (effective rate of 35.5%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income from continuing operations before income taxes. The effective rate was higher than the statutory rate because of state income taxes, partially offset by permanently excluded items, such as tax exempt interest.

Segment Information

The following is a summary of the increases (decreases) in categories of net revenues and pre-tax income by segment for the three-month period ended September 28, 2007 compared to the three-month period ended September 29, 2006 (dollars in thousands):

	Three Months Ended
	September 28, 2007	September 29, 2006	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$10,278	$9,027	$1,251	14
Retail	19,639	17,545	2,094	12
Institutional	23,953	29,240	(5,287)	(18)
Banking	12,491	12,322	169	1
Other	585	2,207	(1,622)	(73)

Total	$66,946	$70,341	(3,395)	(5)

Pre-Tax Income:
Clearing	$4,497	$4,396	$101	2
Retail	3,184	2,920	264	9
Institutional	7,037	10,092	(3,055)	(30)
Banking	5,452	6,216	(764)	(12)
Other	(8,224)	(8,904)	680	(8)

Total	$11,946	$14,720	(2,774)	(19)

Clearing: The following is a summary of the results for the clearing segment for the three months ended September 28, 2007 compared to the three months ended September 29, 2006 (dollars in thousands):

	Three Months Ended
	September 28, 2007	September 29, 2006	Increase/ (Decrease)	% Change
Net revenue from clearing	$3,351	$3,069	$282	9%
Net interest	4,479	3,729	750	20
Other	2,448	2,229	219	10

Net revenues	10,278	9,027	1,251	14

Operating expenses	5,781	4,631	1,150	25

Pre-Tax Income	$4,497	$4,396	$101	2%

Average customer margin balance	$198,000	$225,000	$(27,000)	(12)%

Average customer funds on deposit	$319,000	$388,000	$(69,000)	(18)%

The following table reflects the number of client transactions processed for the three months ended September 28, 2007 and September 29, 2007 and number of correspondents at the end of the three-month period.

	Three Months Ended September 28, 2007	Three Months Ended September 29, 2006
Tickets for high-volume trading firms	7,044,455	4,223,302
Tickets for general securities broker/dealers	258,997	216,816

Total tickets	7,303,452	4,440,118

Correspondents	209	213

The clearing segment posted an increase in net revenue of 14% and pretax income of 2%. Tickets processed increased dramatically over the prior year due to increased volume from day trading customers; however, clearing revenue per ticket was down over the prior year as these customers are charged substantially lower rates than our general securities clients. Revenue per ticket was $0.46 per ticket for the three month period of fiscal 2008 versus $0.69 per ticket for the three month period of fiscal 2007. Net revenues were up primarily due to increased volume from day trading firms and increased revenue from correspondent clients acquired from Ameritrade. In the prior year these correspondents were charged reduced introductory clearing rates.

Correspondent count was down for the three-month period ended September 28, 2007 primarily due to correspondents we terminated as well as losses from correspondents leaving the brokerage business.

Net interest revenue allocated to the clearing segment increased 20% over the three months of last year. This increase was generated by a growth in the earnings on correspondents’ proprietary accounts.

Operating expenses for the three months ended September 28, 2007 were up when compared to the three months ended September 29, 2006 due primarily to increased information technology and operating expenses allocated to our clearing segment. These increases are primarily from the increase in CSS maintenance as discussed above.

Retail: The following is a summary of the results for the retail segment for the three months ended September 28, 2007 and September 29, 2006 (dollars in thousands):

	Three Months Ended
	September 30, 2007	September 29, 2006	% Change
Private Client Group
Commissions	$5,800	$5,388	8%
Advisory fees	1,338	1,082	24
Insurance products	714	857	(17)
Other	149	159	(6)
Net interest revenue	776	919	(16)

	8,777	8,405	4

Independent registered representatives (SWSF)
Commissions	5,846	4,758	23
Advisory fees	415	707	(41)
Insurance products	2,131	2,004	6
Other	273	215	(27)
Net interest revenue	909	698	30

	9,574	8,382	14
Other	1,288	758	70

Total	19,639	17,545	12

Operating expenses	16,455	14,625	13

Pre-tax income	$3,184	$2,920	9%

Average customer margin balances	$76,000	$103,000	(26)%

Average customer funds on deposit	$132,000	$152,000	(13)%

Private Client Group representatives	94	95	(1)%

SWSF representatives	356	373	(5)%

Net revenues in the retail segment were up 12% over last year’s first quarter driven by increased commission revenue. While the total number of registered representatives decreased from September of last year, our recruiting efforts over the last year have resulted in more productive representatives. Assets under management were $7.3 billion at September 28, 2007 and $5.9 billion at September 29, 2006.

Net interest revenue allocated to the retail segment increased 4% over the same period of last year. This increase was generated by a growth in the earnings on assets segregated for regulatory purposes offset by a decrease in interest earned on customer margin accounts.

Commission expense, the primary component of operating expenses in the retail segment, increased in line with the revenue which led to a 13% increase in operating expenses from the previous year.

Institutional: The following is a summary of the results for the institutional segment for the three months ended September 28, 2007 and September 29, 2006 (dollars in thousands):

	Three Months Ended
	September 28, 2007	September 29, 2006	% Change
Commissions
Taxable fixed income	$4,822	$3,510	37%
Municipal distribution	2,077	1,336	55
Portfolio Trading	3,521	3,841	(8)
Other	5	3	67

	10,425	8,690	20

Investment banking fees	6,703	7,506	(11)
Net gains on principal transactions	1,118	6,177	(82)
Other	208	288	(28)
Net interest revenue	5,499	6,579	(16)

Total	23,953	29,240	(18)

Operating expenses	16,916	19,148	(12)

Pre-tax income	$7,037	$10,092	(30)%

Taxable fixed income representatives	28	15	87%

Municipal distribution representatives	20	19	5%

Net revenues from the institutional segment decreased 18% while pre-tax income was down 30% from the first quarter of fiscal 2007. Commissions in the institutional segment were up 20% over the same period last year as volumes in both the taxable and municipal areas improved. Investment banking fees were down 11% over the same quarter last year as last year included a merger and acquisition fee for Corporate Finance, resulting in a decrease in fees of $1,200,000. This decrease was offset by a 9% improvement in Public Finance advisory fees.

Net gains on principal transactions, the primary driver of the reduced net revenue in the Institutional segment was down 82% mainly due to a $2,700,000 fee earned last year on the restructuring of a commercial mortgage backed security. Additionally, lower inventories in fiscal 2008 have reduced trading profits in both the taxable and municipal business units.

In the first quarter of fiscal 2008, net interest revenue allocated to the institutional segment decreased 16% over the same period of last year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities as well as by trading activity in the fixed income businesses. This decrease is due to a two basis point reduction in the spread on stock loan balances as well as reduced interest from fixed income trading.

The following table sets forth the number and dollar amounts of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three month periods ended September 28, 2007 and September 29, 2006:

	September 28, 2007	September 29, 2006
Number of Issues	200	163
Aggregate Amount of Offerings	$10,175,230,000	$7,404,779,000

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	September 28, 2007	September 29, 2006
Average interest-earning assets:
Stock borrowed	$3,069,000	$2,957,000

Average interest-bearing liabilities:
Stock loaned	3,030,000	2,911,000

Operating expenses were down 12% in the first quarter of fiscal 2007 versus the first quarter of fiscal 2008 primarily due to a decrease in commission expense. This decrease was driven by the reduced trading profits in the Taxable Fixed Income department.

Banking: The following is a summary of the results for the banking segment for the three month periods ended September 30, 2007 and September 30, 2006 (dollars in thousands):

	Three Months Ended
	September 30, 2007	September 30, 2006	% Change
Net interest revenue	$11,891	$11,670	2%
Other	600	652	(8)

Total	12,491	12,322	1

Operating expenses	7,039	6,106	15

Pre-Tax Income	$5,452	$6,216	(12)%

The Bank’s net revenue increased 1% while pre-tax income decreased 12% over the same period last year.

Net interest revenue generated by the Bank accounted for approximately 17.8% of consolidated net revenue for the three-month period ended September 30, 2007 and 16.6% for the three-month period ended September 30, 2006, respectively. At the Bank, changes in net interest revenue are generally attributable to the timing of loan payoffs and volume. Changes in net interest revenue are also a result of average balance changes and the overall interest rate environment.

The Bank’s operating expenses were up 15% over the same period last year. This increase is due primarily to expenses associated with new branches including increased occupancy expenses and increased employee compensation. Headcount at the bank was 193 at September 28, 2007 versus 172 at September 29, 2006.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2007 and September 30, 2006 (dollars in thousands):

	Three Months Ended
	September 30, 2007			September 30, 2006
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$181,363	$4,415	9.7%	$162,461	$3,785	9.2%
Real estate – construction	219,810	4,882	8.8	209,019	5,202	9.9
Commercial	328,360	7,548	9.1	277,853	6,662	9.5
Individual	6,419	129	8.0	6,966	138	7.8
Land	144,336	3,419	9.4	130,526	3,235	9.8
Investments	158,849	2,061	5.2	65,587	850	5.1

	1,039,137	$22,454	8.6%	852,412	$19,872	9.3%
Non-interest-earning assets:
Cash and due from banks	33,591			12,746
Other assets	19,637			21,034

	$1,092,365			$886,192

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$78,141	903	4.6%	$83,592	840	4.0%
Money market accounts	31,636	268	3.4	28,055	235	3.3
Interest-bearing demand accounts	300,100	3,349	4.4	69,666	423	2.4
Savings accounts	474,859	5,153	4.3	523,203	6,091	4.6
Federal Home Loan Bank advances	66,958	890	5.3	51,307	613	4.7

	951,694	10,563	4.4%	755,823	8,202	4.3%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	44,269			49,900
Other liabilities	8,301			6,974

	1,004,264			812,697
Stockholders’ equity	88,101			73,495

	$1,092,365			$886,192

Net interest income		$11,891			$11,670

Net yield on interest-earning assets			4.6%			5.4%

Interest rate trends, changes in the economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin is down from the first quarter of fiscal 2007 as the Bank’s deposits from brokerage customers have increased more rapidly then can be invested in loans, causing the excess cash to be invested in lower-yielding short-term investment vehicles.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended
	September 30, 2007 compared to September 29, 2006
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate – mortgage	$630	$441	$180	$9
Real estate – construction	(320)	268	(547)	(41)
Commercial	886	1,211	(258)	(67)
Individual	(9)	(11)	3	(1)
Land	184	342	(134)	(24)
Investments	1,211	1,213	3	(5)

	$2,582	$3,464	$(753)	$(129)

Interest expense:
Certificates of deposit	$63	$(55)	$129	$(11)
Money market accounts	33	29	4	0
Interest-bearing demand accounts	2,926	1,401	356	1,169
Savings accounts	(938)	(563)	(398)	23
Federal Home Loan Bank advances	277	187	71	19

	2,361	999	162	1,200

Net interest income	$221	$2,465	$(915)	$(1,329)

Other: Pretax loss from the other category was $8.2 million in the three months ended September 28, 2007 compared to $8.9 million the same period of last year. Fiscal 2008 included a $575,000 gain on a corporate joint venture investment while 2007 included a $601,000 loss on this investment. Additionally, the prior year quarter included $814,000 in gains on the valuation of NYX.

FINANCIAL CONDITION

Loans and Allowance for Probable Loan Losses: The Bank grants loans to customers primarily within North Texas. The Bank also purchases loans, in the ordinary course of business, which have been originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Substantially all of the Bank’s loans are collateralized with real estate.

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

Loans receivable at September 30, 2007 and June 30, 2007 are summarized as follows (in thousands):

	September 30, 2007	June 30, 2007
Real estate – mortgage	$208,122	$201,635
Real estate – construction	279,426	284,969
Commercial	277,712	262,233
Individuals	4,783	4,810
Land	141,413	150,403

	$911,456	$904,050

The following table shows the scheduled maturities of certain loans at September 30, 2007, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year	1-5	Over 5
	or less	years	years	Total
Real estate – construction	$231,284	$16,629	$31,513	$279,426
Commercial	66,947	129,632	81,133	277,712

Total	$298,231	$146,261	$112,646	$557,138

Amount of loans based upon:
Floating or adjustable interest rates	$280,850	$97,906	$76,821	$455,577
Fixed interest rates	17,381	48,355	35,825	101,561

Total	$298,231	$146,261	$112,646	$557,138

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which non-performing loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans with respect to which ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made.

Non-performing assets as of September 30, 2007 and June 30, 2007 are as follows (dollars in thousands):

	September 30, 2007	June 30, 2007
Loans accounted for on a non-accrual basis
1-4 family	$1,056	$1,064
Lot and land development	2,033	1,714
Multifamily	4,741	4,758
Interim construction	6,663	5,616
Commercial real estate	4,617	5,012
Commercial loans	918	922
Consumer loans	21	51

	20,049	19,137

Loans past due 90 days or more, not included above	$1,094	$32

Non-performing loans as a percentage of total gross loans	2.3%	2.1%

Troubled debt restructurings	$3,010	$2,431

Total non-performing assets	$24,153	$21,600

Total non-performing assets as a percentage of total assets	2.2%	2.0%

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2007 and September 30, 2006 is as follows (dollars in thousands):

	Three Months Ended
	September 30, 2007	September 30, 2006
Balance at beginning of period	$5,497	$5,047
Charge-offs:
Commercial, financial and agricultural	—	(24)
Individuals	(12)	—

	(12)	(24)

Recoveries:
Construction	—	2
Mortgage	—	2
Commercial, financial and agricultural	11	26

	11	30

Net (charge-offs) recoveries	(1)	6
Additions charged to operations	51	294

	50	300

Balance at end of period	$5,547	$5,347

Ratio of net charge-offs during the period to average loans outstanding during the period	*	*

*	Denotes less than .01%.

The allowance for probable loan losses is applicable to the following types of loans as of September 30, 2007 and June 30, 2007 (dollars in thousands):

	September 30, 2007		June 30, 2007
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$2,751	30.6%	$2,795	29.1%
Real estate – construction	1,222	30.6	1,087	31.5
Real estate – mortgage & land	1,541	38.3	1,588	38.9
Individuals	33	0.5	27	0.5

	$5,547	100.0%	$5,497	100.0%

Deposits: Average deposits and the average interest rate paid on the deposits for the three-month periods ended September 30, 2007 and September 30, 2006 can be found in the discussion of the Banking Group’s net interest income under the caption “Results of Operations-Segment-Banking.”

Certificates of deposit of $100,000 or greater were $26,784,000 and $24,427,000 at September 30, 2007 and June 30, 2007, respectively. The Bank funds its loans primarily through funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers and internally generated deposits. The Bank also utilizes long term Federal Home Loan bank (“FHLB”) borrowings to match long term fixed rate loan fundings. The Bank has in excess of $700 million ($775,000,000 at September 30, 2007) in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank: This table represents advances from the FHLB which were due within one year during the three-month periods ended September 30, 2007 and September 30, 2006 (dollars in thousands):

	Three Months Ended
	September 30, 2007		September 30, 2006
		Interest		Interest
	Amount	Rate	Amount	Rate
At end of period	$643	3.70%	$8,865	3.13%
Average during period	427	3.70%	9,255	3.11%
Maximum month-end balance during period	643	—	18,127	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts which represents amounts that are necessary, in the judgment of management, to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs.

Short-Term Borrowings: We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. There were no amounts outstanding under these secured arrangements at September 28, 2007.

SWS had $250,000 outstanding under unsecured letters of credit at September 28, 2007, pledged to support its open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At September 28, 2007, we had an additional unsecured letter of credit issued for a sub-lease of space preciously occupied by a former subsidiary in the amount of $429,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At September 28, 2007, the total amount available for borrowings was $19,321,000. There were no amounts outstanding on this line other than the $679,000 for unsecured letters of credit at September 28, 2007.

We have an irrevocable letter of credit agreement aggregating $55,000,000 at September 28, 2007 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, (0.5% at September 28, 2007), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $86,931,000 at September 28, 2007.

Net Capital Requirements: Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See “Net Capital Requirements” in the Notes to the Consolidated Financial Statements contained in this report.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, federal funds sold, balances in due from bank accounts and cash on hand. In addition, the Bank has borrowing capacity with the FHLB and a $30,000,000 federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $211,334,000. Management believes that the Bank’s present liquidity position is adequate to meet its current and future needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At September 30, 2007, $774,805,000 of the Bank’s deposits were from broker customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the OTS and the Federal Deposit Insurance Corporation (“FDIC”). The Bank has historically met all the capital adequacy requirements to which it is subject.

Borrowings: The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds. The interest rate charged on borrowed funds is at a rate quoted by the unaffiliated bank and accepted by the Bank. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At September 30, 2007, there were no amounts outstanding on this line of credit.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has a binding obligation which is not reflected on the balance sheet. Included are contingent obligations, certain guaranteed contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative investments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section of our annual report on Form 10-K for the fiscal year ended June 29, 2007. In addition, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 24 of the Notes to Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended June 29, 2007.

Cash Flow

Net cash provided by operating activities was $35,896,000 for the three months ended September 28, 2007. Net cash used in operating activities for the three months ended September 29, 2006 was $11,599,000. The primary reasons for the increase in cash provided by operating activities from fiscal 2007 to fiscal 2008 were:

•	a reduced decrease in net customer margin balances of $40,000,000, a net change from the prior year of $36,000,000 and

•	a decrease in securities lending and other broker/dealer balances of $7,500,000 versus an increase in balances of $77,491,000 last year.

Net cash used in investing activities for the three-month periods ended September 28, 2007 and September 29, 2006 was $7,398,000 and $55,323,000, respectively. The primary reason for the decrease in cash used for investing activities was a decrease in the net amount invested in loans at the Bank of $46,000,000 and the receipt of the escrow funds from the sale of FSB Financial of $3,818,000.

Net cash flows provided by financing activities totaled $35,200,000 for the three-month period ended September 28, 2007 compared to $115,648,000 for the three-month period ended September 29, 2006. The primary reasons for the decrease in cash from financing activities is from reduced securities sold under agreements to repurchase and a smaller increase in deposits at the Bank.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2008.

Treasury Stock

In November 2007, the Board approved a plan to allow for the repurchase of up to 500,000 of our common stock. During the first quarter of fiscal 2008, we did not repurchase any shares.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. The plan did not purchase shares in the three-month period ended September 28, 2007 and no shares were distributed pursuant to the plan.

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, in the three-month period ended September 28, 2007, 17,142 shares were repurchased by the company with a market value of $335,784 or an average of $19.59 per share to cover tax liabilities.

RISK MANAGEMENT

We manage risk exposure through the involvement of various levels of management. We establish, maintain and regularly monitor maximum positions by trader and product in inventory accounts. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “GAP”, by maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by obtaining and maintaining collateral. We monitor our exposure to counterparty risk through the use of credit exposure information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

Credit Risk

Brokerage: Credit risk arises from the potential nonperformance by counterparties, customers or debt security issuers. We are exposed to credit risk as a trading counterparty and as a stock loan counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. Credit exposure is also associated with customer margin accounts, which are monitored daily. We monitor exposure to individual securities and perform sensitivity analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

Banking: Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending. The Bank has developed and implemented extensive policies and procedures to provide a robust process for proactively managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking, and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within the Dallas / Fort Worth metropolitan area. The Bank also purchases loans which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

Operational Risk

Operational risk refers generally to risk of loss resulting from our operations, including but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process large numbers of transactions. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. We also use periodic self-assessments and internal audit examinations as further review of the effectiveness of our controls and procedures in mitigating our operational risk.

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

Interest Rate Risk: Brokerage. Interest rate risk is a consequence of maintaining inventory positions and trading in interest rate sensitive financial instruments. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	0.69%
+200	0.45%
+100	0.22%
0	0%
-100	-0.28%
-200	-0.58%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2007 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$772,607	$13,810	$28,848	$101,738
Securities and FHLB Stock	3,476	—	—	267
Interest Bearing Deposits	130,203	—	—	—

Total Earning Assets	906,286	13,810	28,848	102,005

Interest Bearing Liabilities:
Transaction Accounts and Savings	820,186	—	—	—
Certificates of Deposit	36,227	26,777	13,702	2,681
Borrowings	—	643	2,969	66,234

Total Interest Bearing Liabilities	856,413	27,420	16,671	68,915

GAP	$49,873	$(13,610)	$12,177	$33,090

Cumulative GAP	$49,873	$36,263	$48,440	$81,530

Equity Price Risk: We are exposed to equity price risk as a result of making markets and taking proprietary positions in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index.

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$214	$3,211	$5,184	$9,511	$18,120
U.S. Government and Government agency obligations	4,418	(9,040)	(3,681)	(6,852)	(15,155)
Corporate obligations	814	3,493	(266)	19,487	23,528

Total debt securities	5,446	(2,336)	1,237	22,146	26,493
Corporate equity	—	—	—	9,616	9,616
Other	37,347	—	—	—	37,347

	$42,793	$(2,336)	$1,237	$31,762	$73,456

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	4.0%	3.9%	3.9%	4.3%	4.1%
U.S. Government and Government agency obligations	7.6%	4.4%	4.8%	5.6%	5.3%
Corporate obligations	5.0%	4.5%	6.9%	5.6%	5.5%
Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$10,665	$10,665

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially since June 29, 2007. See our annual report on Form 10-K for the fiscal year then ended.

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

Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

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

Additionally, factors which may cause actual results to differ materially from our forward-looking statements include those factors discussed in this report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview,” “-Risk Management” and “Critical Accounting Policies and Estimates” and those discussed in “Risk Factors” in our annual report on Form 10-K filed with the SEC and our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “-Risk Management.”

Item 4.	Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Securities Exchange Act of 1934) as of September 28, 2007. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 28, 2007, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) pursuant to the Securities Exchange Act of 1934) during the three-month period ended September 28, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended June 28, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 28, 2007 of our equity securities registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
6/30/07 to 7/27/07	—	$—	—	500,000
7/28/07 to 8/31/07	17,142	19.59	—	500,000
9/1/07 to 9/28/07	—	—	—	500,000

	17,142	$19.59	—

(1)

All of the 17,412 shares purchased during the three-month period ended September 28, 2007 were acquired from grantees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of our publicly announced program to purchase common shares.

(2)

In November 2006, the Board of Directors approved a stock repurchase program effective January 1, 2007 which expires June 30, 2008. The program allows for the purchase of up to 500,000 shares of our common stock.

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

SWS Group, Inc.
(Registrant)

November 6, 2007	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

November 6, 2007	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

November 6, 2007	/S/ Stacy Hodges
Date	(Signature)
Stacy Hodges
Executive Vice President
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed September 8, 2004

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed November 12, 2004

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith