Form 10-Q
period 2007-12-31
SWS GROUP INC
filed 2008-02-06
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 31, 2008, there were 27,398,318 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Financial Condition December 31, 2007 (unaudited) and June 29, 2007		1

Consolidated Statements of Income and Comprehensive Income for the three and six-months ended December 31, 2007 (unaudited) and December 29, 2006 (unaudited)		2

Consolidated Statements of Cash Flows for the six-months ended December 31, 2007 (unaudited) and December 29, 2006 (unaudited)		3

Notes to Consolidated Financial Statements (unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 5.	Other Information	53

Item 6.	Exhibits	53

SIGNATURES		54

EXHIBIT INDEX		55

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and June 29, 2007

(In thousands, except par values and share amounts)

	December	June
	(Unaudited)
Assets
Cash and cash equivalents	$68,898	$128,760
Assets segregated for regulatory purposes	302,565	319,265
Receivable from brokers, dealers and clearing organizations	2,842,621	3,117,766
Receivable from clients, net	363,473	344,125
Loans held for sale	319,305	148,013
Loans, net	806,327	756,037
Securities owned, at market value	90,898	119,621
Securities purchased under agreements to resell	14,098	42,486
Goodwill	7,552	7,552
Marketable equity securities available for sale	10,488	3,793
Other assets	89,539	87,167

	$4,915,764	$5,074,585

Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$4,000
Payable to brokers, dealers and clearing organizations	2,778,376	3,051,956
Payable to clients	592,044	581,118
Deposits	976,092	897,150
Securities sold under agreements to repurchase	3,673	17,829
Securities sold, not yet purchased, at market value	41,554	63,470
Drafts payable	27,143	25,718
Advances from Federal Home Loan Bank	128,881	66,989
Other liabilities	50,189	59,482

	4,597,952	4,767,712

Minority interest in consolidated subsidiaries	50	426

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 28,213,971 and outstanding 27,617,777 shares at December 31, 2007; issued 28,197,278 and outstanding 27,491,528 shares at June 29, 2007	2,821	2,819
Additional paid-in capital	268,675	268,575
Retained earnings	50,014	39,729
Accumulated other comprehensive income – unrealized holding gain net of tax of $500 at December 31, 2007 and $692 at June 29, 2007	1,085	1,417
Deferred compensation, net	1,975	1,644
Treasury stock (596,194 shares at December 31, 2007 and 705,750 shares at June 29, 2007, at cost)	(6,808)	(7,737)

Total stockholders’ equity	317,762	306,447
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,915,764	$5,074,585

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and six-months ended December 31, 2007 and December 29, 2006

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2007	December 29, 2006	December 31, 2007	December 29, 2006
Revenues:
Net revenues from clearing operations	$3,737	$3,056	$7,088	$6,127
Commissions	26,101	24,360	48,273	43,299
Interest	69,649	74,877	138,854	144,782
Investment banking, advisory and administrative fees	8,819	8,050	18,860	18,425
Net gains on principal transactions	2,534	5,655	3,877	13,853
Other	6,003	9,111	12,431	14,769

Total revenue	116,843	125,109	229,383	241,255
Interest expense	44,019	50,802	89,613	96,607

Net revenues	72,824	74,307	139,770	144,648

Non-Interest Expenses:
Commissions and other employee compensation	43,285	40,837	83,509	81,681
Occupancy, equipment and computer service costs	6,375	5,489	12,898	10,829
Communications	2,484	2,103	4,710	4,289
Floor brokerage and clearing organization charges	889	1,106	2,016	2,276
Advertising and promotional	922	604	1,515	1,059
Other	7,022	4,841	11,329	10,467

Total non-interest expenses	60,977	54,980	115,977	110,601

Income from continuing operations before income tax expense	11,847	19,327	23,793	34,047
Income tax expense	4,599	6,422	8,841	11,059

Income from continuing operations	7,248	12,905	14,952	22,988
Discontinued operations:
Income from discontinued operation	—	45	29	86
Income tax expense	—	(14)	(9)	(27)
Minority interest	—	(5)	(3)	(9)

Income from discontinued operations	—	26	17	50

Net income	7,248	12,931	14,969	23,038
Net income (loss) recognized in other comprehensive income, net of tax of ($70) and $233 for the three-months ended December 31, 2007 and December 29, 2006, respectively and ($191) and $214 for the six-months ended December 31, 2007 and December 29, 2006, respectively.	(107)	456	(332)	431

Comprehensive income	$7,141	$13,387	$14,637	$23,469

Earnings per share – basic
Income from continuing operations	$0.26	$0.48	$0.55	$0.86
Income from discontinued operations	—	—	—	—

Net income	$0.26	$0.48	$0.55	$0.86

Weighted average shares outstanding – basic	27,465,601	26,836,303	27,437,367	26,654,553

Earnings per share – diluted
Income from continuing operations	$0.26	$0.48	$0.54	$0.85
Income from discontinued operations	—	—	—	—

Net income	$0.26	$0.48	$0.54	$0.85

Weighted average shares outstanding – diluted	27,584,415	27,147,549	27,599,738	26,950,075

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended December 31, 2007 and December 29, 2006

(In thousands)

(Unaudited)

	For the Six Months Ended
	December 31, 2007	December 29, 2006
Cash flows from operating activities:
Net income	$14,969	$23,038
Income from discontinued operations	(17)	(50)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,433	2,417
Amortization of premiums on loans purchased	(358)	(771)
Provision for doubtful accounts	2,218	1,240
Deferred income tax expense (benefit)	3,711	(2,086)
Deferred compensation	1,245	1,462
Gain on sale of loans	(493)	(497)
Loss (gain) on sale of fixed assets	187	(5)
Loss (gain) on sale of real estate	188	(49)
Equity in (earnings) losses of unconsolidated ventures	(421)	528
Dividend received on investment in Federal Home Loan Bank stock	(86)	(80)
Windfall tax benefits	(218)	(227)
Net change in minority interest in consolidated subsidiaries	__	231
Cash flow from operating activities of discontinued operations	4	148
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	16,700	6,236
Net change in broker, dealer and clearing organization accounts	1,565	(25,590)
Net change in client accounts	(8,902)	15,227
Net change in loans held for sale	(171,292)	(3,335)
Decrease in securities owned	21,505	951
Decrease in securities purchased under agreements to resell	28,388	19,003
Decrease (increase) in other assets	6,581	(3,512)
Increase (decrease) in drafts payable	1,425	(2,511)
Decrease in securities sold, not yet purchased	(21,916)	(14,886)
Decrease in other liabilities	(9,947)	(759)

Net cash provided by (used in) operating activities	(112,531)	16,123

Cash flows from investing activities:
Purchase of fixed assets	(4,135)	(2,790)
Purchase of real estate	—	(284)
Proceeds from the sale of fixed assets	6	5
Proceeds from the sale of real estate	1,947	1,419
Loan originations and purchases	(337,028)	(367,223)
Loan repayments	275,489	296,963
Cash paid for purchase of correspondent clients of Ameritrade	(2,677)	(2,382)
Cash paid on investments	(1,500)	—
Cash received on investments	639	—
Cash flow from investing activities of discontinued operations	3,818	—
Purchases of Federal Home Loan Bank stock	(2,453)	(7)

Net cash used in investing activities	(65,894)	(74,299)

Cash flows from financing activities:
Payments on short-term borrowings	(375,424)	(1,050,700)
Cash proceeds from short-term borrowings	371,424	1,030,880
Increase in deposits	78,942	97,948
Advances from the Federal Home Loan Bank	111,769	26,972
Payments on advances from Federal Home Loan Bank	(49,877)	(14,729)

	For the Six Months Ended
	December 31, 2007	December 29, 2006
Payment of cash dividends on common stock	(4,438)	(3,993)
Windfall tax benefits	218	227
Cash (payments) proceeds on securities sold under agreements to repurchase	(14,156)	2,283
Net proceeds from exercise of stock options	157	8,114
Cash flow from financing activities of discontinued operations	(382)	—
Proceeds related to the Deferred Compensation Plan	330	157
Purchase of treasury stock related to Deferred Compensation Plan	—	(232)

Net cash provided by financing activities	118,563	96,927

Net increase (decrease) in cash and cash equivalents	(59,862)	38,751
Cash and cash equivalents at beginning of period	128,760	41,674

Cash and cash equivalents at end of period	$68,898	$80,425

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$1,268	$917

Forclosures on loans	$10,311	$542

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest from continuing operations	$89,175	$54,768

Income taxes	$—	$11,600

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2007 and December 29, 2006

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 31, 2007, and for the three and six-months ended December 31, 2007 and December 29, 2006, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 29, 2007 filed on Form 10-K. Amounts included for June 29, 2007 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and the consolidated active subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”), 100% owned unless otherwise noted:

Southwest Securities, Inc.*	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”
SWS Banc Holdings, Inc.	“SWS Banc”
Southwest Securities, FSB	“Bank”
SWS A, LLC (90%)	“SWS A”
SWS B, LTD (88.2%)	“SWS B”
FSB Development, LLC	“FSB Development”

*	At December 31, 2007, 50 shares of Southwest Securities, Inc. Series A Preferred Stock were held by an outside broker/dealer which clears its proprietary transactions through Southwest Securities.

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

FSB Development was formed to develop single-family residential lots. As of December 31, 2007, it has no investments.

Consolidated Financial Statements. The consolidated financial statements of SWS are prepared as of the close of business on the last Friday of each month except for December for which the consolidated financial statements are prepared as of December 31, 2007. The Bank’s financial statements are prepared as of the end of each month. Any individually material transactions are reviewed and recorded in the appropriate period. All significant intercompany balances and transactions have been eliminated.

Discontinued Operations. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. Pursuant to the sale agreement, 10% of the sale price, or $3,587,000, was placed in escrow to secure purchase price adjustments and seller’s indemnification obligations. This money was released from escrow on July 3, 2007 at which time the Bank received $3,818,000, representing the original $3,587,000 and $231,000 in interest. The minority interest holder received $382,000 on this transaction.

The results of FSB Financial, as summarized below, have been classified as discontinued operations for all periods presented, (in thousands). As of December 31, 2007, this entity had been dissolved.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net revenues	$—	$45	$29	$87
Net income before taxes	—	45	29	86
Income tax expense	—	14	9	27
Minority interest	—	5	3	9
Income from discontinued operations	—	26	17	50

Amortization Expense. The Company has recorded a customer relationship intangible which is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in “-Intangible Assets.”

Income Taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”) with respect to all income tax positions accounted for under FASB Statement 109, “Accounting for Income Taxes.” The interpretation addresses the recognition, measurement, accrual of interest and penalties, balance sheet classification and disclosure of any uncertain tax positions. The provisions of FIN 48 were effective for SWS beginning July 2007, with the cumulative effect of the change in accounting principal recorded as an adjustment to the opening balance of retained earnings. The Company recorded the cumulative effect of adopting FIN 48 by decreasing the opening balance of retained earnings $271,000. Upon adoption, the Company also recorded a net liability for uncertain positions as of July 1, 2007 of $271,000. At December 31, 2007, the Company had approximately $640,000 of unrecognized tax benefits. The net liability increased $369,000 from September 30, 2007 to December 31, 2007 due to unrecognized tax benefits related to tax positions taken on filed returns and returns expected to be filed in the current year. While the Company expects that the net liability for uncertain positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $125,000, net of federal benefit. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $515,000, net of federal benefit.

SWS is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006. State tax returns are subject to examinations for varying periods, but generally for the tax years 2003 through 2006. The Company is currently under examination for state tax returns only.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. There were no active stock option plans at December 31, 2007. The Company has eliminated the use of options as a compensation tool and currently grants restricted stock to reward and incentivize officers, employees and directors. All current outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contracted expiration date occurs. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and all options are fully vested.

Restricted Stock Plan. On November 12, 2003, the stockholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). In November 2007, the stockholders of SWS Group approved an amendment to the plan to increase the number of shares available under the plan by 500,000. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of SWS Group’s common stock to SWS’ directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan is fully vested after three years, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

SWS accounts for the plan under the recognition and measurement principles of the FASB Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

At various times in fiscal 2007, the Board of Directors approved grants to various officers and employees totaling 91,140 shares with a weighted average market value of $16.53 per share. During the first six months of fiscal 2008, the Board of Directors approved grants to various officers and employees totaling 132,609 shares with a weighted average market value of $18.57 per share. As a result of these grants, SWS recorded deferred compensation in Additional Paid in Capital of approximately $1,364,000 in fiscal 2007 and $2,294,000 in fiscal 2008. For the three and six-months ended December 31, 2007, SWS recognized compensation expense related to restricted stock grants of approximately $443,000 and $852,000, respectively. For the three and six-months ended December 29, 2006, SWS has recognized compensation expense related to restricted stock grants of approximately $414,000 and $747,000, respectively.

At December 31, 2007, the total number of unvested shares outstanding under the Restricted Stock Plan was 255,623 and the total number of securities available for future grants was 707,916.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in depository accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At December 31, 2007 and June 30, 2007, these reserve balances amounted to $32,021,000 and $20,100,000, respectively.

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

SWS did not participate in CSS’ equity offering in January 2005. SWS had developed many of the functions needed to run the CSS system in-house and was longer dependent on CSS for enhancements. Subsequent to the equity offering in January 2005, SWS owned 13.7% of CSS.

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers had successfully converted to the CSS system by December 31, 2006. CSS made written demand of the $1,700,000 under this agreement in January 2007. SWS disputed the payment and settled the dispute in calendar 2007 for an immaterial amount.

Effective November 30, 2007, CSS was sold and merged with one of the members of the consortium. SWS’ proceeds from the sale were minimal and SWS now has no ownership interest in CSS.

Also in November 2007, SWS and CSS entered into a three year maintenance agreement pursuant to which SWS made maintenance payments of $3,000,000 for calendar year 2007 and will make payments of $2,500,000 in 2008 and 2009. SWS will also receive assistance in converting to an updated version of the CSS software and a new broker front end platform in exchange for the increased maintenance payments.

Other Equity Investments. SWS has two other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of December 31, 2007, SWS had contributed $4,000,000 of this commitment. During the three and six-months ended December 31, 2007, SWS reported losses of $169,000 and income of $406,000, respectively related to this investment. In comparison, during the three and six-months ended December 29, 2006, SWS recorded income of $73,000 and losses of $528,000, respectively related to this investment.

In fiscal 2007, the Bank committed $3,000,000 to a limited partnership equity fund as a cost effective way of meeting its obligations under the Community Reinvestment Act. As of December 31, 2007, the Bank has invested $2,400,000 of its commitment. During the three and six-months ended December 31, 2007, the Bank recorded gains of $12,000 and $15,000 related to this investment.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 2007, SWS had cash of approximately $302,565,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no positions in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at December 31, 2007.

At June 29, 2007, SWS had cash of approximately $319,265,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no positions in special reserve bank accounts for the PAIB at June 29, 2007.

MARKETABLE EQUITY SECURITIES

SWS owns shares of common stock in U.S. Home Systems, Inc. (“USHS”), Westwood Holdings Group, Inc. (“Westwood”) and NYSE Euronext, Inc. (“NYX”), which are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At December 31, 2007 and June 29, 2007, SWS held 357,154 shares of USHS with a cost basis of $1,576,000. The market value of the USHS shares was $1,914,000 at December 31, 2007 and $3,553,000 at June 29, 2007.

At December 31, 2007 and June 29, 2007, SWS held 7,018 shares of Westwood, within the deferred compensation plan with a cost basis of $108,000. The market value of the Westwood shares was $264,000 at December 31, 2007 and $240,000 at June 29, 2007.

Southwest Securities has been a member of the NYSE since 1972 owning one seat carried at a cost of $230,000. Upon the merger of the NYSE and Archipelago Holdings, L.L.C. (“Archipelago”) in March 2006, Southwest Securities surrendered its seat for the right to receive from the new entity, NYX, $300,000 in cash and 80,177 restricted shares of NYX common stock, par value $0.01 per share.

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

The 80,177 NYX shares received from the merger were restricted by agreement. These restrictions prohibit any “direct or indirect assignment, sale, exchange, transfer, tender or other disposition of NYX stock.” The restrictions on the shares lapse based on a three year vesting schedule with restrictions lapsing on one-third of the restricted shares annually. The restriction on 26,727 shares of stock lapsed as of March 7, 2007. On June 7, 2007, NYX announced an early release of the restriction on an additional 26,725 shares. As of December 31, 2007, 26,725 shares are still restricted. There are no restrictions on the 23,721 shares received on the conversion of the Company’s investment in Archipelago.

In July 2007, Southwest Securities transferred its ownership of the NYX stock at cost to SWS Group. These shares are now recorded as Marketable Equity Securities Available for Sale and changes in valuation on the 77,173 unrestricted shares appear in Other Comprehensive Income in the income statement. The remaining restricted 26,725 NYX shares have been recorded at cost at December 31, 2007. The restriction on these shares is scheduled to lapse in March of 2009. For the three and six-months ended December 31, 2007, the Company recorded a gain in Other Comprehensive Income of $440,000, net of tax of $286,000 and $1,092,000, net of tax of $710,000, respectively, on the 77,173 unrestricted shares that the Company own. For the three and six-months ended December 29, 2006, the Company recorded gains of $2,308,000 and $3,122,000, respectively in Net Gains (Losses) on Principal Transactions.

As of December 31, 2007, the Company’s total investment of 103,898 of NYX shares was valued at $8,310,000 with a cost basis of $7,218,000 (the value of the NYX shares upon transfer from Southwest Securities to SWS Group.) As of June 29, 2007, the Company’s total investment in NYX shares was valued at $7,209,000 and was included in Securities Owned on the Consolidated Statement of Financial Condition.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 31, 2007 and June 29, 2007, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December	June
Receivable
Securities failed to deliver	$36,236	$26,786
Securities borrowed	2,727,083	2,987,907
Correspondent broker/dealers	24,774	33,943
Clearing organizations	9,647	12,853
Other	44,881	56,277

	$2,842,621	$3,117,766

Payable
Securities failed to receive	$54,754	$52,907
Securities loaned	2,692,179	2,961,001
Correspondent broker/dealers	17,526	25,254
Other	13,917	12,794

	$2,778,376	$3,051,956

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At December 31, 2007, SWS had collateral of $2,727,066,000 under securities lending agreements, of which SWS had repledged $2,670,483,000. SWS had collateral of $2,987,905,000 under securities lending agreements, of which SWS had repledged $2,939,853,000 at June 29, 2007.

LOANS HELD FOR SALE

Loans held for sale are valued at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis. Loans held for sale consist of first mortgage loans and home improvement loans which have been purchased or originated but not yet sold in the secondary market. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

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

Loans receivable at December 31, 2007 and June 30, 2007 are summarized as follows (in thousands):

	December	June
First mortgage loans (principally conventional):
Real estate	$520,763	$454,111
Construction	198,051	226,617

	718,814	680,728

Consumer and other loans:
Commercial	82,947	70,847
Other	7,166	6,664

	90,113	77,511

Factored receivables	5,743	5,969

	814,670	764,208
Unearned income	(2,331)	(2,674)
Allowance for probable loan losses	(6,012)	(5,497)

	$806,327	$756,037

Impairment of loans with a recorded investment of approximately $5,609,000 and $3,528,000 at December 31, 2007 and June 30, 2007, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118 “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures-an amendment of SFAS No. 114”. The year to date average recorded investment in impaired loans was approximately $3,939,000 for the period ending December 31, 2007 and $713,000 for the period ending December 31, 2006. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $1,042,000 and $49,000 at December 31, 2007 and 2006, respectively. The total allowance for loan losses related to these loans was approximately $532,000 and $66,000 at June 30, 2007 and 2006, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the second quarter of either fiscal 2008 or fiscal 2007.

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Balance at beginning of period	$5,547	$5,347	$5,497	$5,047
Provision for loan losses	1,687	421	1,738	715
Net charge-offs	(1,222)	(271)	(1,223)	(265)

	465	150	515	450

Balance at end of period	$6,012	$5,497	$6,012	$5,497

The reserve to loan ratio for the six-months ended December 31, 2007 and 2006 was 0.74% and 0.77%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2007 and June 29, 2007, which are carried at market value, include the following (in thousands):

	December	June
Securities owned
Corporate equity securities	$7,498	$17,135
Municipal obligations	21,681	20,471
U.S. Government and Government agency obligations	15,089	27,443
Corporate obligations	42,742	45,391
Other	3,888	9,181

	$90,898	$119,621

Securities sold, not yet purchased
Corporate equity securities	$848	$1,070
Municipal obligations	49	—
U.S. Government and Government agency obligations	28,433	49,581
Corporate obligations	12,122	12,726
Other	102	93

	$41,554	$63,470

During the quarter, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $5,048,000 and $4,130,000 at December 31, 2007 and June 29, 2007, respectively. Additionally, at December 31, 2007 and June 29, 2007, SWS had pledged firm securities valued at $76,000 and $277,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At December 31, 2007, SWS held reverse repurchase agreements totaling $14,098,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $14,111,000. At June 29, 2007, SWS held reverse repurchase agreements totaling $42,486,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $42,572,000.

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

SWS has two reporting segments within its broker/dealer operations with goodwill, clearing and institutional. There were no changes in the carrying value of goodwill during the last six-months.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to the Company’s clearing platform. The purchase price was based on the estimated value of the transferred correspondents. $2,382,000 million of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade received 78% of the remaining amount, $2,678,000, in July 2007. As the agreed upon ticket volumes were not met, the second payment was pro-rated by the ticket volumes achieved compared to the agreed upon ticket volume. As a result of these transactions, the Company has recorded a customer relationship intangible of $5,060,000 at December 31, 2007. The amount of the intangible at June 29, 2007 was $5,022,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $337,000 and $674,000 respectively, and $307,000 and $372,000, respectively, of amortization expense for the three and six-months ended December 31, 2007 and December 29, 2006, respectively. The intangible is included in Other Assets on the Consolidated Statement of Financial Condition.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 31, 2007, there were no amounts outstanding under these secured arrangements. At June 29, 2007, the amount outstanding under these secured arrangements was $4,000,000, which was collateralized by securities held for firm accounts valued at $38,849,000.

SWS had $250,000 outstanding under unsecured letters of credit at both December 31, 2007 and June 29, 2007, pledged to support its open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At December 31, 2007 and June 29, 2007, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $429,000 and $571,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. At December 31, 2007 and June 29, 2007, the total amount available for borrowings was $19,321,000 and $19,179,000, respectively. There were no amounts outstanding on this line other than $679,000 and $821,000 under unsecured letters of credit at December 31, 2007 and June 29, 2007, respectively.

At December 31, 2007 and June 29, 2007, SWS has an irrevocable letter of credit agreement aggregating $46,000,000 and $48,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $80,095,000 and $66,381,000 at December 31, 2007 and June 29, 2007, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At December 31, 2007, approximately $456,227,000 of client securities under customer margin loans was available to be pledged, of which SWS has pledged $21,533,000 under securities loan agreements. At June 29, 2007, approximately $414,673,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $20,855,000 under securities loan agreements.

DEPOSITS

Deposits at December 31, 2007 and June 30, 2007 are summarized as follows (dollars in thousands):

	December		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$50,294	5.2%	$46,367	5.2%
Interest bearing demand accounts	57,137	5.8	56,035	6.2
Savings accounts	746,352	76.5	687,239	76.6
Limited access money market accounts	37,303	3.8	30,712	3.4
Certificates of deposit, less than $100,000	54,940	5.6	52,370	5.9
Certificates of deposit, $100,000 and greater	30,066	3.1	24,427	2.7

	$976,092	100.0%	$897,150	100.0%

The weighted average interest rate on deposits was approximately 4.0% at December 31, 2007 and 4.1% at June 30, 2007.

At December 31, 2007, scheduled maturities of certificates of deposit were as follows (in thousands):

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total
Certificates of deposit, less than $100,000	$32,270	$16,169	$4,162	$1,227	$1,112	$54,940
Certificates of deposit, $100,000 and greater	15,131	11,293	2,975	508	159	30,066

	$47,401	$27,462	$7,137	$1,735	$1,271	$85,006

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2007 and June 29, 2007 were $3,673,000 and $17,829,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At December 31, 2007 and June 30, 2007, advances from the FHLB were due as follows (in thousands):

	December	June
Maturity:
Due within one year	$53,800	$—
Due within two years	328	696
Due within five years	23,778	17,202
Due within seven years	4,805	1,521
Due within ten years	4,103	7,089
Due within twenty years	32,020	30,344
Due beyond twenty years	10,047	10,137

	$128,881	$66,989

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $309,000,000 of collateral value (as defined) in qualifying first mortgage loans at December 31, 2007 (calculated at September 30, 2007). At June 30, 2007 (calculated at March 31, 2007), advances with interest rates from 3% to 8% were collateralized by approximately $282,000,000 of collateral value in qualifying first mortgage loans.

BANK BORROWINGS

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At December 31, 2007 and June 30, 2007, there were no amounts outstanding on this line of credit.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 pursuant to the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 pursuant to the Exchange Act. At December 31, 2007, Southwest Securities had net capital of $129,538,000, or approximately 27.8% of aggregate debit balances, which was $120,380,000 in excess of its minimum net capital requirement of $9,158,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2007, Southwest Securities had net capital of $106,642,000 in excess of 5% of aggregate debit items.

SWS Financial follows the basic (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At December 31, 2007, the net capital and excess net capital of SWS Financial were $845,000 and $595,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and June 30, 2007, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2007 and June 30, 2007, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Total capital to risk weighted assets	$111,091	11.2%	$79,684	8.0%	$99,605	10.0%
Tier I capital to risk weighted assets	105,078	10.5	39,842	4.0	59,763	6.0
Tier I capital to adjusted total assets	105,078	8.7	48,533	4.0	60,667	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007:
Total capital to risk weighted assets	$90,436	10.4%	$69,482	8.0%	$86,853	10.0%
Tier I capital to risk weighted assets	84,939	9.8	34,741	4.0	52,112	6.0
Tier I capital to adjusted total assets	84,939	8.0	42,274	4.0	52,842	5.0

On December 27, 2007, SWS Group provided SWS Banc $15,000,000 in additional capital. The amount was eliminated in consolidation.

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and six-month periods ended December 31, 2007 and December 29, 2006 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	December 31, 2007	December 29, 2006	December 31, 2007	December 29, 2006
Income from continuing operations	$7,248	$12,905	$14,952	$22,988
Income from discontinued operations	—	26	17	50

Net income	$7,248	$12,931	$14,969	$23,038

Weighted average shares outstanding – basic	27,465,601	26,836,303	27,437,367	26,654,553
Effect of dilutive securities:
Assumed exercise of stock options	95,956	239,042	123,182	223,215
Restricted stock	22,858	72,204	39,189	72,307

Weighted average shares outstanding – diluted	27,584,415	27,147,549	27,599,738	26,950,075

Earnings per share – basic
Income from continuing operations	$0.26	$0.48	$0.55	$0.86
Income from discontinued operations	—	—	—	—

Net income	$0.26	$0.48	$0.55	$0.86

Earnings per share – diluted
Income from continuing operations	$0.26	$0.48	$0.54	$0.85
Income from discontinued operations	—	—	—	—

Net income	$0.26	$0.48	$0.54	$0.85

At December 31, 2007 and December 29, 2006, there were approximately 621,000 and 909,000 options outstanding under the two stock option plans, respectively. See “Stock Options and Restricted Stock Plans.” As of December 31, 2007, approximately 12,074 outstanding options were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive. As of December 29, 2006, there were no anti-dilutive options outstanding.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases SWS Group common stock under a plan approved by our Board of Directors. As of December 31, 2007, we had authorization, which expires on June 30, 2008, to repurchase up to 500,000 shares. No shares were repurchased by SWS under this program or the previous program, which expired December 2006, for the six-month periods ended December 31, 2007 and December 29, 2006, respectively. See “-Subsequent Events.”

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. No shares were purchased by the plan in the three and six-months ended December 31, 2007. No shares were purchased by the plan in the three-months ended December 29, 2006. The plan purchased 13,340 shares in the six-months ended December 29, 2006 at a cost of approximately $232,000 or $14.88 per share. The plan distributed 15,572 shares in the six-months ended December 29, 2006.

Upon vesting of the shares granted under the Restricted Stock Plan, a portion of the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 17,142 shares were repurchased with a market value of approximately $335,784 or an average of $19.59 per share in the first half of fiscal 2008. In the first half of fiscal 2007, 13,581 shares were repurchased with a market value of $239,000 or an average of $17.60 per share.

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

•	segment financial information includes the allocation of interest based on each segment’s earned interest spreads;

•	information system and operation expenses are allocated based on each segment’s usage, which is primarily determined by trading volumes;

•	shared securities execution facilities expenses are allocated to the segments based on production levels;

•	money market fee revenue is allocated based on each segment’s average balances; and

•	clearing charges are allocated based on clearing levels from each segment.

Intersegment balances are eliminated upon consolidation and have been applied to the appropriate segment.

The “other” category includes SWS Group, corporate administration and SWS Capital Corporation. SWS Capital Corporation is a dormant entity which holds approximately $25,000 of assets. SWS Group is a holding company that owns various investments, including USHS and NYX common stock.

The following table presents the Company’s operations by the segments outlined above for the three and six-months ended December 31, 2007 and December 29, 2006:

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended December 31, 2007
Operating revenue	$6,336	$20,380	$20,061	$676	$(259)	$47,194
Net intersegment revenues	(251)	339	(114)	1,743	(1,717)	—
Net interest revenue	3,683	1,544	8,198	12,194	11	25,630
Net revenues	10,019	21,924	28,259	12,870	(248)	72,824
Operating expenses	7,338	17,806	17,937	9,155	8,741	60,977
Depreciation and amortization	342	186	106	205	356	1,195
Income (loss) from continuing operations before taxes	2,681	4,118	10,322	3,715	(8,989)	11,847
Income from discontinued operations	—	—	—	—	—	—

Three-months ended December 29, 2006
Operating revenue	$5,753	$17,879	$21,503	$708	$4,389	$50,232
Net intersegment revenues	(234)	256	365	1,421	(1,808)	—
Net interest revenue	4,144	1,821	5,263	12,265	582	24,075
Net revenues	9,897	19,700	26,766	12,973	4,971	74,307
Operating expenses	4,664	16,062	18,638	6,221	9,395	54,980
Depreciation and amortization	323	138	114	140	556	1,271
Income (loss) from continuing operations before taxes	5,233	3,638	8,128	6,752	(4,424)	19,327
Income from discontinued operations	—	—	—	26	—	26

UNAUDITED SIX-MONTH FINANCIAL INFORMATION
(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Six-months ended December 31, 2007
Operating revenue	$12,135	$38,288	$38,515	$1,276	$315	$90,529
Net intersegment revenues	(494)	590	403	3,444	(3,943)	—
Net interest revenue	8,162	3,275	13,697	24,085	22	49,241
Net revenues	20,297	41,563	52,212	25,361	337	139,770
Operating expenses	13,119	34,261	34,853	16,194	17,550	115,977
Depreciation and amortization	683	360	203	388	799	2,433
Income (loss) from continuing operations before taxes	7,178	7,302	17,359	9,167	(17,213)	23,793
Income from discontinued operations	—	—	—	17	—	17
Assets (*)	$493,273	$189,237	$2,839,134	$1,213,603	$34,147	$4,769,394

Six-months ended December 29, 2006
Operating revenue	$11,051	$33,765	$44,164	$1,360	$6,133	$96,473
Net intersegment revenues	(438)	466	542	2,713	(3,283)	—
Net interest revenue	7,873	3,480	11,842	23,935	1,045	48,175
Net revenues	18,924	37,245	56,006	25,295	7,178	144,648
Operating expenses	9,295	30,687	37,786	12,327	20,506	110,601
Depreciation and amortization	405	267	231	337	1,177	2,417
Income (loss) from continuing operations before taxes	9,629	6,558	18,220	12,968	(13,328)	34,047
Income from discontinued operations	—	—	—	50	—	50
Assets (*)	$494,458	$199,655	$2,820,643	$949,071	$26,641	$4,490,468

(*)	Assets are reconciled to total assets as presented in the December 31, 2007 and December 29, 2006 Consolidated Statement of Financial Condition as follows:

	December 31, 2007	December 29, 2006
Amount as presented above	$4,769,394	$4,490,468
Reconciling items:
Unallocated assets:
Cash	18,381	2,152
Receivables from brokers, dealers and clearing organizations	81,493	47,084
Receivable from clients, net of allowances	37,597	35,722
Other assets	16,244	15,911
Unallocated eliminations	(7,345)	(785)

Total Assets	$4,915,764	$4,590,552

COMMITMENTS, CONTINGENCIES and GUARANTEES

Commitment and Contingencies.

Litigation. In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS Group and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violations of various federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

Venture Capital Funds. SWS has committed to invest $5,000,000 in a limited partnership venture capital fund. As of December 31, 2007, SWS had contributed $4,000,000 of its commitment. The Bank has committed to invest $3,000,000 in a limited partnership equity fund. As of December 31, 2007, the Bank has invested $2,400,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. There were no open underwritings at December 31, 2007.

Guarantees. The Bank has stand-by letters of credit primarily issued for real estate development purposes. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $1,647,000. The collateral supporting these letters of credit consist of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnifications generally are standard contractual indemnifications and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnification obligations.

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

ACCOUNTING PRONOUNCEMENTS

The FASB and the SEC have recently issued the following statements and interpretations, which are applicable to SWS:

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” In December 2007, FASB issued this standard which changes the accounting and reporting of non-controlling (or minority) interests in the consolidated financial statements. This statement requires 1) ownership interests in subsidiaries held by entities other than the parent be displayed as a separate component of equity in the consolidated statement of financial condition and separate from the parent; 2) after control is obtained, a change in ownership interests not resulting in a loss of control should be accounted for as an equity transaction; and 3) when a subsidiary is deconsolidated any retained non-controlling equity investment should be initially measured at fair value. This standard is effective for fiscal years beginning after December 15, 2008, our fiscal 2010. SWS is assessing the impact of this statement on its financial statements and processes.

SFAS No. 141(R), “Business Combinations.” In December 2007, FASB issued this standard which changes the accounting and reporting of business combinations. This statement could impact the annual goodwill and intangible impairment testing associated with acquisitions which closed prior to the effective date of this standard. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, our fiscal 2010. SWS is assessing the impact of this statement on its financial statements and processes.

SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities.” The FASB standard, issued in February 2007, permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option 1) may generally be applied instrument by instrument; 2) is irrevocable unless a new election date occurs; and 3) must be applied to the entire instrument and not to only a portion of the instrument. The standard is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. SWS is assessing the impact of this statement on its financial statements and processes.

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

AFFILIATE TRANSACTIONS

A director of SWS owns a 9.1% interest in a local bank and one of SWS’ executive officers owns less than 1.0% interest in this bank. The adult son of our director owns a controlling interest in this bank. The Bank has sold loan participations with outstanding balances of $8,957,000 and $10,588,000 at December 31, 2007 and June 30, 2007, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $215,000 and $512,000 for the three and six-months ending December 31, 2007, respectively, and $149,000 and $340,000 for the three and six-months ending December 29, 2006, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

SUBSEQUENT EVENT

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the Company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month period beginning January 14, 2008 and ending on June 30, 2009. The 750,000 shares authorized for purchase are in addition to the Company’s current stock repurchase program, beginning on January 1, 2007 and expiring on June 30, 2008, which authorizes the purchase of 500,000 shares of SWS common stock in the open market. Under the current plan, 349,423 shares of the authorized 500,000 shares had been purchased as of January 15, 2008 at an average price of $11.19 per share.

On February 1, 2008, the Company entered into a definitive agreement to purchase M.L. Stern & Co., LLC (“M.L. Stern”) and its wholly-owned subsidiary, Tower Asset Management, LLC, (collectively, “Stern”) from a subsidiary of Pacific Life Insurance Company (“Pac Life”). The acquisition is structured as a purchase of all the outstanding membership interests of M.L. Stern. The transaction, which is subject to customary closing conditions and regulatory approval, is expected to close by March 31, 2008. The total cost to the Company including purchase price, retention and other acquisition related costs is anticipated to be between $10.5 and $12.5 million. Stern, which is based in Beverly Hills, California, has seven retail office locations, approximately $4 billion in customer assets under custody, an additional $450 million in assets under management and approximately 100 financial advisors.

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

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements” and “Risk Factors” of our Form 10-K filed with the Securities and Exchange Commission on September 12, 2007.

We operate through four segments grouped primarily by products and services: clearing, retail, institutional and banking.

Clearing. We provide clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers and for firms specializing in high volume trading. Revenues in this segment are generated primarily through transaction charges to our correspondent firms for clearing their trades. Revenue is also earned from various fees and other processing charges, as well as through net interest earnings on correspondent customer balances. We seek to grow our clearing business by expanding our correspondent base.

Retail. We offer retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employee registered representatives and our independent contractors. This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances. We seek to grow our retail brokerage business by increasing our distribution capabilities through the recruitment of additional registered representatives and through acquisition.

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

Banking. We offer traditional banking products and services and focus on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers (warehouse lending). The Bank earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors. We seek to grow our Bank by adding experienced bankers and through acquisitions.

The “other” category includes SWS Group, corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including U.S. Home Systems, Inc. (“USHS”) and NYSE Euronext, Inc. (“NYX”) common stock.

Business Environment

Our business is sensitive to financial market conditions which were volatile during the second quarter of fiscal 2008. Equity market indices improved from a year ago with the Dow Jones Industrial Average increasing 6% while the Standard & Poor’s 500 Index and the NASDAQ Composite Index rose 4% and 10%, respectively. Average daily volume on the New York Stock Exchange rose 16% for the same period.

On the other hand, volatility in the credit markets caused disruption for the financial markets. In response to this disruption, the Federal Reserve Board (“FRB”) lowered the federal funds rate by 100 basis points to 4.25% since the end of fiscal 2007. Subsequent to the end of the quarter, the FRB lowered rates an additional 125 basis points to boost the economy.

Rates on 10 year U.S. Treasury Bonds dropped 67 basis points since December 2006 while 3-month treasury rates are down 166 basis points over the same period providing a much steeper yield curve than in December 2006. We have managed our exposure to these markets by reducing our average inventory balances and limiting our investment in mortgage-backed securities.

Our brokerage businesses are positively impacted by active securities markets and positive directional movements in key equity indices, but negatively impacted by volatile interest rates and an inverted yield curve. The current mix of positive and negative factors adversely impacted results for our banking business while bolstering our institutional business in the current quarter when compared to the second quarter of fiscal 2007.

Impact of Credit Markets

Brokerage:

On the brokerage side of the business, volatility in the credit and mortgage markets most significantly impacts our fixed income trading business. Sub-prime collateralized debt obligations are not a primary market for us and we have no proprietary structured products. In addition, we do not have any off-balance sheet risk related to any of these types of transactions.

We do trade mortgage and asset backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. Inventories of these securities are priced using a third-party pricing service and are reviewed monthly to ensure reasonable valuation. At December 31, 2007, we held mortgage and asset-backed securities of approximately $23.9 million included in Securities Owned on the Consolidated Statement of Financial Condition.

Bank:

The volatility of credit markets has impacted the Bank. During the past quarter many of the Bank’s warehouse lending competitors exited the business, thus creating an opportunity to expand our purchased loan held for sale business line. The infrastructure and control environment we have in place allows us to take advantage of this opportunity and grow this business significantly. For the second quarter of fiscal 2008, this division funded 7,399 loans totaling $1.354 billion compared to the September 2007 quarter when it funded 4,700 loans totaling $839 million. This represents a 61% increase in dollars funded and a 57% increase in the number of loans funded. We finished the quarter with $315 million in loans outstanding in this business line which is an all-time record. Our exposure to sub-prime loans in this line of business is minimal and represents less than 1% of our fundings. We are committed to continued growth in this business line. We believe mortgage rates are attractive at current levels and will provide opportunities for growth on a national basis.

While the purchased loan portfolio has grown, our single family construction business line has experienced weakness. As the credit markets became volatile many lenders tightened their standards for mortgage qualification. These more stringent mortgage qualification standards and a more conservative lending culture eliminated a large group of potential buyers from the new home market. As a result, there is an oversupply of new homes in North Texas. The supply of finished vacant housing units in North Texas was equivalent to 3.00 months of sales at December 31, 2007. A 2.50 month supply is considered equilibrium. It will take some time to absorb the oversupply, which we believe will result in deterioration of our residential construction loan portfolio. Our focus is on the custom home builder in North Texas. There are factors that will help mitigate this slow down such as very attractive mortgage rates and the fact that North Texas did not experience the same price appreciation in the past few years that other parts of the U.S. experienced. In addition, employment is still strong in North Texas. However, even with these mitigating factors, we still anticipate additional losses in this loan portfolio. We experienced the first of these losses in the December quarter. We anticipate some deterioration to continue over the next few quarters. See additional discussion on the allowance for loan losses at “-Financial Condition-Loans and Allowance for Probable Loan Losses.”

Other lines of business such as commercial real estate, commercial and small business administration (“SBA”) continue to show strong demand and we anticipate solid growth in these lines. The mortgage industry problems have not had a negative effect on these lines. However, a continued downturn in the mortgage market could negatively impact these lines in the future.

The Bank also experienced a reduction in its net interest margins as a result of increased competition and significant reductions in interest rates by the FRB described above. The impact of these decreases is felt immediately on our interest revenue as floating rate loans reprice. The corresponding change on the liability side lags, thus creating pressure on the net interest margin. As rates stabilize and the lagging liabilities reprice, we expect our spread will return to historical levels.

The volatile markets have no impact on the Bank’s investment portfolio as we have a small portfolio of $2.6 million invested in cash products.

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

TD Ameritrade Transaction: On March 22, 2006, the company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”) to transfer 15 correspondent clients to the company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to our clearing platform. As an inducement to transfer, we offered substantial clearing fee discounts for a transition period. As a result, we have recorded a customer relationship intangible of $5,060,000, which is being amortized over a five year period at a rate based on the future economic benefit of the customer relationships. We recognized approximately $337,000 and $674,000 of amortization expense related to this intangible for the three and six-month periods ended December 31, 2007, respectively. See additional discussion in “Intangible Assets” in the Notes to the Consolidated Financial Statements contained in this report.

NYSE/Archipelago: SWS owned 23,721 shares of Archipelago Holdings, LLC (“Archipelago”) stock prior to the merger of Archipelago and the NYSE in March 2006, for which it received 23,721 unrestricted shares of the new entity, NYX. As part of the merger, Southwest Securities also surrendered its NYSE seat (carried at a cost of $230,000) in return for $300,000 in cash and 80,177 restricted shares of NYX common stock. As of December 31, 2007, 53,452 of the 80,177 shares were no longer restricted.

In July 2007, ownership of the NYX stock was transferred from Southwest Securities to SWS Group. These shares are now recorded as Marketable Equity Securities Available for Sale and changes in valuation appear in the Other Comprehensive Income line of the income statement. For the three and six-month periods ended December 31, 2007, we recorded a gain in Other Comprehensive Income of $440,000, net of tax of $286,000, and $1,092,000, net of tax of $710,000, respectively, on the 77,173 unrestricted shares that we own. In the three and six-month periods ended December 29, 2006, we recorded gains of $2,308,000 and $3,122,000 in Net Gains (Losses) on Principal Transactions.

Distribution from an equity investment: In the first quarter of fiscal 2007, a limited partnership venture capital fund in which SWS has an equity investment realized a gain and made a subsequent distribution to its partners. SWS’ portion of this gain was $575,000 and is included in Other Revenue in the Consolidated Statement of Income and Comprehensive Income. We received a cash distribution of $289,000 related to this gain.

Investment in Comprehensive Software Systems, Inc. (“CSS”): In 1993, we became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system along with a consortium of other broker/dealers. We initially acquired a 7.6% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments, our ownership in CSS increased to 25.08% in fiscal 2002. Consequently, we implemented the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Subsequent to an equity offering by CSS in January 2005, we owned 13.7% of CSS. To facilitate the continued enhancement of the CSS system, we invested an aggregate of $6,386,000 in CSS, all of which had been written off by December 31, 2007.

In April 2006, we signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers successfully converted to the CSS system by December 31, 2006. CSS made written demand of $1,700,000 under this agreement in January 2007. We disputed the payment and settled the dispute in calendar 2007 for an immaterial amount.

Effective November 30, 2007, CSS was sold and merged with one of the members of the consortium. Our proceeds from the sale were minimal and we now have no ownership interest in CSS.

Also, in November 2007, we and CSS entered into a three year maintenance agreement pursuant to which we made maintenance payments of $3,000,000 for calendar year 2007 and will make payments of $2,500,000 in 2008 and 2009. We will also receive assistance in converting to an updated version of the CSS software and a new broker front end platform in exchange for the increased maintenance payments. See additional discussion in “-Investments” in the Notes to the Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Consolidated

Net income from continuing operations for the three and six-month periods ended December 31, 2007 was $7,248,000 and $14,952,000, a decrease of $5,657,000 and $8,036,000, respectively, from net income for the comparable three and six-month periods ended December 29, 2006. Net income includes income of $17,000 from discontinued operations for the six-month period ended December 31, 2007 compared to $26,000 and $50,000 for the three and six-month periods ended December 29, 2006, respectively. The three and six-month periods ended December 31, 2007 and December 29, 2006 contained 63 and 127 and 63 and 126 trading days, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-month periods ended December 31, 2007 compared to the three and six-month periods ended December 29, 2006 (dollars in thousands):

	Three Months Ended		Six Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$681	22%	$961	16%
Commissions	1,741	7	4,974	11
Net interest	1,555	6	1,066	2
Investment banking, advisory and administrative fees	769	10	435	2
Net gains on principal transactions	(3,121)	(55)	(9,976)	(72)
Other	(3,108)	(34)	(2,338)	(16)

	(1,483)	(2)	(4,878)	(3)

Operating expenses:
Commissions and other employee compensation	$2,448	6%	$1,828	2%
Occupancy, equipment and computer service costs	886	16	2,069	19
Communications	381	18	421	10
Floor brokerage and clearing organization charges	(217)	(20)	(260)	(11)
Advertising and promotional	318	53	456	43
Other	2,181	45	862	8

	5,997	11	5,376	5

Pretax income	$(7,480)	(39)%	$(10,254)	(30)%

Net revenues decreased for the second quarter of fiscal 2008 by $1,483,000 as compared to the same period of fiscal 2007. The largest component of the decrease was in net gains on principal transactions, $3,121,000 and other, $3,108,000 offset by an increase in commissions of $1,741,000 and net interest of $1,555,000. The decrease in net gains on principal transactions is primarily due to a $2,308,000 gain on the valuation of NYX stock included in the December 2006 quarter. As a result of the transfer of ownership from Southwest Securities to SWS Group, in the December 2007 period, the changes in the value of this stock are now in Other Comprehensive Income. The decrease in other is primarily due to $2,276,000 in proceeds from a company-owned life insurance policy in the December 2006 quarter. The increase in commissions is due primarily to increased volumes and client activity in the Retail and Institutional segments. The increase in net interest is due primarily to a substantial increase in spread in the stock loan business.

Net revenues decreased for the first half of fiscal 2008 by $4,878,000 as compared to the same period of fiscal 2007. The largest component of the decrease was in net gains on principal transactions,

$9,976,000 and other revenues, $2,338,000, offset by an increase in commissions of $4,974,000. The decrease in net gains on principal transactions is primarily due to a $3,122,000 gain on the valuation of NYX stock not included in the December 2007 quarter as a result of the transfer of ownership. Additionally, the prior year included a gain of $2,700,000 on the restructuring of a commercial mortgage backed security. Lastly in the 2008 period, we carried lower inventories resulting in reduced trading profits. This is offset by increased commissions in fiscal 2008 in the taxable fixed income business due to an improved environment and recruitment and hiring of new fixed income advisors.

Operating expenses increased $5,997,000 for the three months ended December 31, 2007 as compared to the same period of fiscal 2007. The largest increases were in commissions and other employee compensation, $2,448,000 and other of $2,181,000. The increase in commissions and other employee compensation is due primarily to the hiring of a new head of clearing and six new SBA lenders in fiscal 2008. The increase in other expenses is primarily due to $1,700,000 in the provision for loan loss in addition to an increase in fees for professional services.

Operating expenses increased $5,376,000 for the six months ended December 31, 2007 as compared to the same period of fiscal 2007. The largest increase was in occupancy, equipment and other services, $2,069,000, and employee compensation, $1,828,000. The increase in occupancy, equipment and computer service costs is due primarily to the increased maintenance expenses for CSS as discussed above. The increase in employee compensation is due primarily to the hiring of a new head of clearing and six new SBA lenders in fiscal 2008.

Net Interest Income

Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three and six-month periods ended December 31, 2007 and December 29, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2007	December 29, 2006	December 31, 2007	December 29, 2006
Brokerage	$13,436	$11,810	$25,156	$24,240
Bank	12,194	12,265	24,085	23,935

Net interest	$25,630	$24,075	$49,241	$48,175

For the three-months ended December 31, 2007, net interest income from our brokerage entities accounted for approximately 18.5% of our net revenues. For the three-months ended December 29, 2006, net interest income generated by our brokerage entities accounted for approximately 15.9% of our net revenue.

For the six-months ended December 31, 2007, net interest income from our brokerage entities accounted for approximately 18.0% of our net revenues. For the six-months ended December 29, 2006, net interest income generated by our brokerage entities accounted for approximately 16.8% of our net revenue.

Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2007	December 29, 2006	December 31, 2007	December 29, 2006
Average interest-earning assets:
Customer margin balances	$290,000	$288,000	$291,000	$309,000
Assets segregated for regulatory purposes	338,000	380,000	325,000	358,000
Stock borrowed	3,077,000	3,072,000	3,073,000	3,014,000

Average interest-bearing liabilities:
Customer funds on deposit	514,000	546,000	508,000	549,000
Stock loaned	3,042,000	3,003,000	3,036,000	2,957,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the first half of fiscal 2008, income tax expense (effective rate of 37.2%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income from continuing operations before income taxes. The effective rate was higher than the statutory rate because of state income taxes and the net liability for uncertain tax positions recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”), partially offset by permanently excluded items, such as tax exempt interest.

Segment Information

The following is a summary of the increases (decreases) in categories of net revenues and pre-tax income by segment for the three and six-month periods ended December 31, 2007 compared to the three and six-month periods ended December 29, 2006 (dollars in thousands):

	Three Months Ended		Increase/ (Decrease)	% Change
	December 31, 2007	December 29, 2006
Net revenues:
Clearing	$10,019	$9,897	$122	1
Retail	21,924	19,700	2,224	11
Institutional	28,259	26,766	1,493	6
Banking	12,870	12,973	(103)	(1)
Other	(248)	4,971	(5,219)	(105)

Total	$72,824	$74,307	(1,483)	(2)

Pre-Tax Income:
Clearing	$2,681	$5,233	$(2,552)	(49)
Retail	4,118	3,638	480	13
Institutional	10,322	8,128	2,194	27
Banking	3,715	6,752	(3,037)	(45)
Other	(8,989)	(4,424)	(4,565)	103

Total	$11,847	$19,327	(7,480)	(39)

	Six Months Ended		Increase/ (Decrease)	% Change
	December 31, 2007	December 29, 2006
Net revenues:
Clearing	$20,297	$18,924	$1,373	7
Retail	41,563	37,245	4,318	12
Institutional	52,212	56,006	(3,794)	(7)
Banking	25,361	25,295	66	__
Other	337	7,178	(6,841)	(95)

Total	$139,770	$144,648	(4,878)	(3)

Pre-Tax Income:
Clearing	$7,178	$9,629	$(2,451)	(25)
Retail	7,302	6,558	744	11
Institutional	17,359	18,220	(861)	(5)
Banking	9,167	12,968	(3,801)	(29)
Other	(17,213)	(13,328)	(3,885)	29

Total	$23,793	$34,047	(10,254)	(30)

Clearing:

Three-months Ended:

The following is a summary of the results for the clearing segment for the three-months ended December 31, 2007 compared to the three-months ended December 29, 2006 (dollars in thousands):

	Three Months Ended		Increase/ (Decrease)	% Change
	December 31, 2007	December 29, 2006
Net revenue from clearing	$3,736	$3,055	$681	22%
Net interest	3,683	4,144	(461)	(11)
Other	2,600	2,698	(98)	(4)

Net revenues	10,019	9,897	122	1

Operating expenses	7,338	4,664	2,674	57

Pre-Tax Income	$2,681	$5,233	$(2,552)	(49)%

Average customer margin balance	$187,000	$189,000	$(2,000)	(1)%

Average customer funds on deposit	$321,000	$334,000	$(13,000)	(4)%

The following table reflects the number of client transactions processed for the three-months ended December 31, 2007 and December 29, 2007 and number of correspondents at the end of the three-month period.

	Three Months Ended December 31, 2007	Three Months Ended December 29, 2006
Tickets for high-volume trading firms	7,724,153	3,563,429
Tickets for general securities broker/dealers	281,016	227,463

Total tickets	8,005,169	3,790,892

Correspondents	202	215

The clearing segment posted an increase in net revenue of 1% and decrease in pretax income of 49%. Tickets processed increased dramatically over the prior fiscal year due to increased volume from day trading customers; however, clearing revenue per ticket was down over the prior fiscal year as these customers are charged substantially lower rates than our general securities clients. Revenue per ticket was $0.47 per ticket for the second quarter of fiscal 2008 versus $0.81 per ticket for the second quarter of fiscal 2007. Net revenues were up despite the decrease in revenue per ticket due to the increased volume from day trading firms and increased revenue from correspondent clients acquired from Ameritrade. In the prior fiscal year these correspondents were charged reduced introductory rates. Additionally, the December 2007 quarter included $349,000 in fees for clearing a large underwriting transaction.

Correspondent count was down for the three months ended December 31, 2007 versus the same period last fiscal year primarily due to correspondents we terminated as well as losses from correspondents leaving the brokerage business.

Net interest revenue allocated to the clearing segment decreased 11% in the three-months ended December 31, 2007 over the same period last fiscal year. Net interest decreased primarily due to the decrease in the spread we earned due to the overall reduction in interest rates.

Operating expenses were up for the three-months ended December 31, 2007 compared to the same period last fiscal year due primarily to increased commission and employee compensation, information technology and operating expenses allocated to our clearing segment. These increases are primarily related to the hiring of a new head of clearing and the increase in CSS maintenance.

Six-months Ended:

The following is a summary of the results for the clearing segment for the six-months ended December 31, 2007 compared to the six-months ended December 29, 2006 (dollars in thousands):

	Six Months Ended		Increase/ (Decrease)	% Change
	December 31, 2007	December 29, 2006
Net revenue from clearing	$7,086	$6,124	$962	16%
Net interest	8,162	7,873	289	4
Other	5,049	4,927	122	2

Net revenues	20,297	18,924	1,373	7

Operating expenses	13,119	9,295	3,824	41

Pre-Tax Income	$7,178	$9,629	$(2,451)	(25)%

Average customer margin balance	$193,000	$207,000	$(14,000)	(7)%

Average customer funds on deposit	$320,000	$374,000	$(54,000)	(14)%

The following table reflects the number of client transactions processed for the six-month periods ended December 31, 2007 and December 29, 2006.

	Six Months Ended December 31, 2007	Six Months Ended December 29, 2006
Tickets for high-volume trading firms	14,768,608	7,786,731
Tickets for general securities broker/dealers	540,013	444,279

Total tickets	15,308,621	8,231,010

The clearing segment posted an increase in net revenue of 7% and a decrease in pretax income of 25%. Tickets processed increased dramatically over the prior fiscal year due to increased volume from day trading customers; however, clearing revenue per ticket was down over the prior fiscal year as these customers are charged substantially lower rates than our general securities clients. Revenue per ticket was $0.46 for the first half of fiscal 2008 versus $0.74 per ticket for the first half of fiscal 2007. Net revenues were up despite this decrease due to the increased volume from day trading firms, and increased revenue from correspondent clients acquired from Ameritrade. In the prior fiscal year, these correspondents were charged reduced introductory clearing rates.

Net interest revenue allocated to the clearing segment increased 4% in the six-months ended December 31, 2007 over the same period last fiscal year. Although balances in customer margin accounts and interest rates decreased there was a slight increase in net interest due to three additional interest days in the first half of fiscal 2008 compared to the same period last fiscal year.

Operating expenses were up for the six-months ended December 31, 2007 by 41% when compared to the same period last fiscal year due primarily due to commission and employee compensation, information technology and operating expenses allocated to our clearing segment. These increases are primarily related to the hiring of a new head of clearing and the increase in CSS maintenance as discussed above.

Retail:

Three-months Ended:

The following is a summary of the results for the retail segment for the three-months ended December 31, 2007 and December 29, 2006 (dollars in thousands):

	Three Months Ended
	December 31, 2007	December 29, 2006	% Change
Private Client Group
Commissions	$7,222	$6,572	10%
Advisory fees	1,436	1,170	23
Insurance products	1,066	1,168	(9)
Other	187	202	(8)
Net interest revenue	757	958	(21)

	10,668	10,070	6

Independent registered representatives (SWSF)
Commissions	6,376	5,414	18
Advisory fees	932	811	15
Insurance products	1,890	1,623	16
Other	308	232	33
Net interest revenue	750	811	(8)

	10,256	8,891	15
Other	1,000	739	35

Total net revenues	21,924	19,700	11

Operating expenses	17,806	16,062	11

Pre-tax income	$4,118	$3,638	13%

Average customer margin balances	$78,000	$87,000	(10)%

Average customer funds on deposit	$133,000	$141,000	(6)%

Private Client Group representatives	99	94	5%

SWSF representatives	336	371	(9)%

Net revenues in the retail segment were up 11% for the three-months ended December 31, 2007 over the same period last fiscal year driven by an increase in the number of registered representatives for our PCG group resulting in increased commission revenue as well as improved productivity from our independent contractors. Assets under management in the retail segment were $7.2 billion at December 31, 2007 and $6.9 billion at December 29, 2006.

Net interest revenue allocated to the retail segment decreased 15% for the three-months ended December 31, 2007 over the same period of last fiscal year. This decrease is primarily due to a reduced spread earned on customer balances.

Commission expense, the primary component of operating expenses in the retail segment, increased in line with the revenue which led to an 11% increase in operating expenses from the previous year.

Six-months Ended:

The following is a summary of the results for the retail segment for the six-months ended December 31, 2007 and December 29, 2006 (dollars in thousands):

	Six Months Ended
	December 31, 2007	December 29, 2006	% Change
Private Client Group
Commissions	$13,022	$11,959	9%
Advisory fees	2,774	2,253	23
Insurance products	1,780	2,025	(12)
Other	336	361	7
Net interest revenue	1,532	1,878	(18)

	19,444	18,476	5

Independent registered representatives (SWSF)
Commissions	12,222	10,171	20
Advisory fees	1,776	1,519	17
Insurance products	4,021	3,627	11
Other	582	447	30
Net interest revenue	1,659	1,509	10

	20,260	17,273	17
Other	1,859	1,496	24

Total net revenues	41,563	37,245	12

Operating expenses	34,261	30,687	12

Pre-tax income	$7,302	$6,558	11%

Average customer margin balances	$77,000	$95,000	(19)%

Average customer funds on deposit	$132,000	$148,000	(11)%

Net revenues in the retail segment were up 12% for the six-months ended December 31, 2007 over the same period last fiscal year driven by increased commission revenue and investment banking and advisory fees offset by a decrease in insurance products and net interest revenue. The increases in commission revenue and advisory fees are due to an increase in the number of registered representatives for our PCG group and increased productivity for SWSF.

Net interest revenue allocated to the retail segment decreased 6% in the six-months ended December 31, 2007 over the same period of last fiscal year. This decrease is primarily due to a reduced spread earned on customer assets as well as reduced margin balances.

Commission expense, the primary component of operating expenses in the retail segment, increased in line with the revenue which led to a 12% increase in operating expenses from the previous year.

Institutional:

Three-months Ended:

The following is a summary of the results for the institutional segment for the three-months ended December 31, 2007 and December 29, 2006 (dollars in thousands):

	Three Months Ended
	December 31, 2007	December 29, 2006	% Change
Commissions
Taxable fixed income	$6,446	$4,680	38%
Municipal distribution	1,916	1,307	47
Portfolio Trading	4,047	6,288	(36)
Other	4	3	33

	12,413	12,278	1

Investment banking fees	5,275	5,058	4
Net gains on principal transactions	2,085	3,875	(46)
Other	288	292	(1)
Net interest revenue	8,198	5,263	56

Total net revenues	28,259	26,766	6

Operating expenses	17,937	18,638	(4)

Pre-tax income	$10,322	$8,128	27%

Taxable fixed income representatives	28	17	65%

Municipal distribution representatives	21	17	24%

Net revenues from the institutional segment increased 6% while pre-tax income was up 27% in the three-months ended December 31, 2007. Commissions in the institutional segment were up 1% for the three-months ended December 31, 2007 over the same period last fiscal year as volumes in both the taxable and municipal areas improved. These increases were offset by a decrease in the Portfolio Trading area due to a 35% decline in the number of shares processed. Investment banking fees were up 4% for the three-months ended December 31, 2007 driven by an increase in Public Finance advisory fees.

Net gains on principal transactions were down 46% mainly due to lower inventories in fiscal 2008 which have reduced trading profits in both the taxable and municipal business units.

In the three-months ended December 31, 2007, net interest revenue allocated to the institutional segment increased 56% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities as well as by trading activity in the fixed income businesses. This increase is primarily due to a 30 basis point increase in the spread earned on stock borrow balances.

The following table sets forth the number and dollar amounts of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended December 31, 2007 and December 29, 2006:

	Three-Months Ended
	December 31, 2007	December 29, 2006
Number of Issues	92	136
Aggregate Amount of Offerings	$12,134,042,000	$12,283,521,000

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	December 31, 2007	December 29, 2006
Average interest-earning assets:
Stock borrowed	$3,077,000	$3,072,000

Average interest-bearing liabilities:
Stock loaned	3,042,000	3,003,000

Operating expenses were down 4% for the three-months ended December 31, 2007 versus the same period last fiscal year primarily due to a decrease in taxes and legal expenses.

Six-months Ended:

The following is a summary of the results for the institutional segment for the six-months ended December 31, 2007 and December 29, 2006 (dollars in thousands):

	Six Months Ended
	December 31, 2007	December 29, 2006	% Change
Commissions
Taxable fixed income	$11,268	$8,190	38%
Municipal distribution	3,993	2,643	51
Portfolio Trading	7,567	10,129	(25)
Other	10	6	67

	22,838	20,968	9

Investment banking fees	11,978	12,564	(5)
Net gains on principal transactions	3,203	10,052	(68)
Other	496	580	(15)
Net interest revenue	13,697	11,842	16

Total net revenues	52,212	56,006	(7)

Operating expenses	34,853	37,786	(8)

Pre-tax income	$17,359	$18,220	(5)%

Net revenues from the institutional segment decreased 7% while pre-tax income was down 5% in the six-months ended December 31, 2007 versus the same period last fiscal year. Commissions in the institutional segment were up 9% for the six-months ended December 31, 2007 over the same period last fiscal year as volumes in both the taxable and municipal areas improved. Additionally, there was an increase in sales personnel and an increase in new issue products which contributed to the increase in commissions over the prior fiscal year. Commissions for Portfolio Trading were down due to a decrease in the number of shares processed, as discussed above. Investment banking fees were down 5% for the six-months ended December 31, 2007 over the same period last fiscal year primarily due to reduced fees from Corporate Finance transactions

Net gains on principal transactions, the primary driver of the reduced net revenue in the Institutional segment was down 68% mainly due to lower inventories in fiscal 2008 which have reduced trading profits in both the taxable and municipal business units as well as a $2,700,000 fee for a commercial mortgage backed restructuring transaction in the prior fiscal year period. We have lowered our inventory balances in order to manage our exposure to the credit markets and fluctuations in U.S. interest rates.

In the six-months ended December 31, 2007, net interest revenue allocated to the institutional segment increased 16% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities as well as by trading activity in the fixed income businesses. As discussed above, this increase is primarily due to an increase in the spread earned on stock borrow balances.

The following table sets forth the number and dollar amounts of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the six-month periods ended December 31, 2007 and December 29, 2006:

	Six Months Ended
	December 31, 2007	December 29, 2006
Number of Issues	292	299
Aggregate Amount of Offerings	$22,309,272,000	$19,688,301,000

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	December 31, 2007	December 29, 2006
Average interest-earning assets:
Stock borrowed	$3,073,000	$3,014,000

Average interest-bearing liabilities:
Stock loaned	3,036,000	2,957,000

Operating expenses were down 8% for the six-months ended December 31, 2007 versus the same period last year primarily due to a decrease in commissions offset by an increase in incentive compensation due to the restructuring of trading compensation.

Banking:

Three-months Ended:

The following is a summary of the results for the banking segment for the three-month periods ended December 31, 2007 and December 31, 2006 (dollars in thousands):

	Three Months Ended
	December 31, 2007	December 31, 2006	% Change
Net interest revenue	$12,194	$12,265	(1)%
Other	676	708	(5)

Total net revenues	12,870	12,973	(1)

Operating expenses	9,155	6,221	47

Pre-Tax Income	$3,715	$6,752	(45)%

The Bank’s net revenue decreased 1% for the three-months ended December 31, 2007 while pre-tax income decreased 45% over the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 16.7% of consolidated net revenue for the three-months ended December 31, 2007 and 16.5% for the three-month period ended December 31, 2006. The slight decrease in net interest revenue is due primarily to reduced spread as interest rates have declined.

The Bank’s operating expenses were up 47% for the three-month period ended December 31, 2007 over the same period last year. This increase is due primarily to a $1,700,000 provision for loan losses as well as increased compensation and other expenses from additional headcount. See additional discussion on the allowance for loan losses at “-Financial Condition-Loans and Allowance for Probable Loan Losses.”

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended December 31, 2007 and December 31, 2006 (dollars in thousands):

	Three Months Ended
	December 31, 2007			December 31, 2006
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$267,817	$6,125	9.1%	$155,353	$3,705	9.5%
Real estate – construction	223,364	4,276	7.6	222,779	5,303	9.4
Commercial	358,153	8,006	8.9	308,005	7,690	9.9
Individual	6,171	123	8.0	6,887	135	7.8
Land	148,245	3,390	9.1	130,800	3,214	9.8
Federal Funds sold	57,503	661	4.6	—	—	—
Interest bearing deposits in banks	9,119	118	5.2	96,674	1,222	5.0
Investments - other	3,953	46	4.7	3,439	44	5.1

	1,074,325	$22,745	8.4%	923,937	$21,313	9.2%
Non-interest-earning assets:
Cash and due from banks	37,281			9,164
Other assets	22,176			22,225

	$1,133,782			$955,326

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$82,445	963	4.7%	$81,915	869	4.2%
Money market accounts	37,789	319	3.4	29,070	243	3.3
Interest-bearing demand accounts	62,710	612	3.9	63,347	555	3.5
Savings accounts	729,294	7,654	4.2	586,993	6,658	4.5
Federal Home Loan Bank advances	76,085	1,002	5.2	58,349	723	4.9
Federal Funds purchased	66	1	5.5	—	—	—

	988,389	10,551	4.3%	819,674	9,048	4.4%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	48,039			51,312
Other liabilities	6,515			7,209

	1,042,943			878,195
Stockholders’ equity	90,839			77,131

	$1,133,782			$955,326

Net interest income		$12,194			$12,265

Net yield on interest-earning assets			4.5%			5.3%

Interest rate trends, changes in the economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the three-months ended December 31, 2007 is down from the same period last year as reduced interest rates affect the Bank’s floating rate assets immediately while deposits from brokerage customers reprice more slowly.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended
	December 31, 2007 compared to December 31, 2006
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Real estate—mortgage	$2,420	$2,682	$(142)	$(120)
Real estate—construction	(1,027)	14	(1,027)	(14)
Commercial	316	1,252	(786)	(150)
Individual	(12)	(14)	3	(1)
Land	176	429	(215)	(38)
Federal Funds sold	661	—	—	661
Interest bearing deposits in banks	(1,104)	(1,107)	37	(34)
Investments—other	2	7	(4)	(1)

	$1,432	$3,263	$(2,134)	$303

Interest expense:
Certificates of deposit	$94	$6	$90	$(2)
Money market accounts	76	73	3	—
Interest-bearing demand accounts	57	(5)	64	(2)
Savings accounts	996	1,614	(480)	(138)
Federal Home Loan Bank advances	279	199	56	24
Federal Funds Purchased	1	—	—	1

	1,503	1,887	(267)	(117)

Net interest income	$(71)	$1,376	$(1,867)	$420

Six-months Ended:

The following is a summary of the results for the banking segment for the six-month periods ended December 31, 2007 and December 31, 2006 (dollars in thousands):

	Six Months Ended
	December 31, 2007	December 31, 2006	% Change
Net interest revenue	$24,085	$23,935	1%
Other	1,276	1,360	(6)

Total net revenues	25,361	25,295	—

Operating expenses	16,194	12,327	31

Pre-Tax Income	$9,167	$12,968	(29)%

The Bank’s net revenue was relatively flat for the six-months ended December 31, 2007 while pre-tax income decreased 29% over the same period last year.

Net interest revenue generated by the Bank accounted for approximately 17.2% of consolidated net revenue for the six-months ended December 31, 2007 and 16.6% for the six-month period ended December 31, 2006.

The Bank’s operating expenses were up 31% for the six-month period ended December 31, 2007 over the same period last year. This increase is due primarily to a provision for loan losses of $1,700,000. There was also an increase in employee compensation due to the addition of six new commercial lenders offset by a decrease in the Bank’s expenses for profit sharing. See additional discussion on the allowance for loan losses at “-Financial Condition-Loans and Allowance for Probable Loan Losses.”

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the six-month periods ended December 31, 2007 and December 31, 2006 (dollars in thousands):

	Six Months Ended
	December 31, 2007			December 31, 2006
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Real estate – mortgage	$224,590	$10,540	9.3%	$158,907	$7,490	9.4%
Real estate – construction	221,587	9,157	8.2	215,899	10,505	9.7
Commercial	343,257	15,554	9.0	292,929	14,351	9.7
Individual	6,295	253	8.0	6,926	273	7.8
Land	146,290	6,809	9.3	130,663	6,450	9.8
Federal Funds sold	95,626	2,408	5.0	—	—	—
Interest bearing deposits in banks	13,121	333	5.1	79,432	2,031	5.1
Investments - other	5,965	145	4.8	3,418	85	5.0

	1,056,731	$45,199	8.5%	888,174	$41,185	9.2%
Non-interest-earning assets:
Cash and due from banks	34,737			10,955
Other assets	21,606			21,630

	$1,113,074			$920,759

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$80,293	1,866	4.6%	$82,754	1,709	4.1%
Money market accounts	34,713	587	3.4	28,562	478	3.3
Interest-bearing demand accounts	61,881	1,244	4.0	66,507	979	2.9
Savings accounts	721,600	15,524	4.3	555,098	12,748	4.6
Federal Home Loan Bank advances	71,522	1,892	5.3	54,828	1,336	4.8
Federal Funds purchased	33	1	5.5	—	—	—

	970,042	21,114	4.3%	787,749	17,250	4.3%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	46,154			50,606
Other liabilities	7,408			7,091

	1,023,604			845,446
Stockholders’ equity	89,470			75,313

	$1,113,074			$920,759

Net interest income		$24,085			$23,935

Net yield on interest-earning assets			4.5%			5.4%

Interest rate trends, changes in the economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the six-months ended December 31, 2007 is down from the same period last fiscal year as reduced interest rates affect the Bank’s floating rate assets immediately while deposits from brokerage customers reprice more slowly.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Six months ended
	December 31, 2007 compared to December 31, 2006
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Real estate—mortgage	$3,050	$3,096	$(12)	$(34)
Real estate—construction	(1,348)	277	(1,559)	(66)
Commercial	1,203	2,466	(1,041)	(222)
Individual	(20)	(25)	6	(1)
Land	359	771	(351)	(61)
Federal Funds sold	2,408	__	__	2,408
Interest bearing deposits in banks	(1,698)	(1,696)	(8)	6
Investments—other	60	10	(3)	53

	$4,014	$4,899	$(2,968)	$2,083

Interest expense:
Certificates of deposit	$157	$(51)	$220	$(12)
Money market accounts	109	103	7	(1)
Interest-bearing demand accounts	265	(68)	362	(29)
Savings accounts	2,776	3,824	(774)	(274)
Federal Home Loan Bank advances	556	410	126	20
Federal Funds purchased	1	—	—	1

	3,864	4,218	(59)	(295)

Net interest income	$150	$681	$(2,909)	$2,378

Other:

Three-months Ended:

Pre-tax loss from the other category was $9.0 million for the three-months ended December 31, 2007 compared to $4.4 million for the same period of last fiscal year. The December 2006 period included proceeds from a company-owned life insurance policy of $2,276,000 in addition to a $2,308,000 gain on the valuation of NYX stock not included in the current quarter due to the transfer of ownership of the NYX stock from Southwest Securities to SWS Group.

Six-months Ended:

Pre-tax loss from the other category was $17.2 million for the six months ended December 31, 2007 compared to $13.3 million for the same period of last year. Fiscal 2007 included proceeds from a company-owned life insurance policy of $2,276,000 in addition to a $3,122,000 gain on the valuation of NYX stock not included in the current six-month period. This decrease in revenue is partially offset by a decrease in employee compensation expenses (deferred compensation, health insurance, and incentive compensation) of $1,000,000 and a gain on our investments of $421,000 for fiscal 2008 when compared to a loss of $528,000 for fiscal 2007, a total change of $949,000.

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

Loans receivable at December 31, 2007 and June 30, 2007 are summarized as follows (in thousands):

	December 31, 2007	June 30, 2007
Real estate – mortgage	$385,588	$201,635
Real estate – construction	252,420	284,969
Commercial	317,055	262,233
Individuals	5,176	4,810
Land	165,393	150,403

	$1,125,632	$904,050

The following table shows the scheduled maturities of certain loans at December 31, 2007, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$208,317	$20,400	$23,703	$252,420
Commercial	74,713	133,605	108,737	317,055

Total	$283,030	$154,005	$132,440	$569,475

Amount of loans based upon:
Floating or adjustable interest rates	$258,981	$104,945	$93,982	$457,908
Fixed interest rates	24,049	49,060	38,458	111,567

Total	$283,030	$154,005	$132,440	$569,475

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

Non-performing assets as of December 31, 2007 and June 30, 2007 are as follows (dollars in thousands):

	December 31, 2007	June 30, 2007
Loans accounted for on a non-accrual basis
1-4 family	$826	$1,064
Lot and land development	2,753	1,714
Multifamily	__	4,758
Interim construction	4,167	5,616
Commercial real estate	3,041	5,012

	December 31, 2007	June 30, 2007
Commercial loans	$316	$922
Consumer loans	16	51

	$11,119	$19,137

Loans past due 90 days or more, not included above	$1,751	$32

Non-performing loans as a percentage of total gross loans	1.1%	2.1%

Troubled debt restructurings	$10,658	$2,431

Total non-performing assets	$23,528	$21,600

Total non-performing assets as a percentage of total assets	2.0%	2.0%

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2007 and December 31, 2006 is as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Balance at beginning of period	$5,547	$5,347	$5,497	$5,047
Charge-offs:
Commercial, financial and agricultural	(548)	(86)	(548)	(110)
Real estate-construction	(693)	—	(693)	—
Real estate-mortgage	—	(224)	—	(224)
Individuals	(5)	(9)	(17)	(9)

	(1,246)	(319)	(1,258)	(343)

Recoveries:
Construction	—	10	—	12
Mortgage	—	—	—	2
Commercial, financial and agricultural	24	38	35	64

	24	48	35	78

Net (charge-offs) recoveries	(1,222)	(271)	(1,223)	(265)
Additions charged to operations	1,687	421	1,738	715

Balance at end of period	$6,012	$5,497	$6,012	$5,497

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.03%	0.13%	0.03%

The allowance for probable loan losses is applicable to the following types of loans as of December 31, 2007 and June 30, 2007 (dollars in thousands):

	December 31, 2007		June 30, 2007
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$3,346	28.3%	$2,795	29.1%
Real estate – construction	1,196	22.4	1,087	31.5
Real estate – mortgage & land	1,424	48.8	1,588	38.9
Individuals	46	0.5	27	0.5

	$6,012	100.0%	$5,497	100.0%

Deposits: Average deposits and the average interest rate paid on the deposits for the three and six-month periods ended December 31, 2007 and December 31, 2006 can be found in the discussion of the Banking Group’s net interest income under the caption “Results of Operations-Segment-Banking.”

Certificates of deposit of $100,000 or greater were $30,066,000 and $24,427,000 at December 31, 2007 and June 30, 2007, respectively. The Bank funds its loans primarily through funds on deposit in interest bearing checking account from Southwest Securities’ brokerage customers and internally generated deposits. The Bank also utilizes short and long term Federal Home Loan bank (“FHLB”) borrowings to match long term fixed rate loan fundings. The Bank has $789,000,000 in funds on deposit from customers of Southwest Securities at December 31, 2007. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank: This table represents advances from the FHLB which were due within one year during the three and six-month periods ended December 31, 2007 and December 31, 2006 (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$53,800	2.2%	$6,076	3.2%	$53,800	2.2%	$6,076	3.2%
Average during period	2,357	3.5%	7,480	3.2%	1,392	3.5%	8,367	3.1%
Maximum balance during period	53,800	—	8,865	—	53,800	—	18,127	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts which represents amounts that are necessary, in the judgment of management, to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs. Management believes that the brokerage business’ present liquidity position is adequate to meet its needs over the next twelve months.

Short-Term Borrowings: We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. There were no amounts outstanding under these secured arrangements at December 31, 2007.

We had $250,000 outstanding under unsecured letters of credit at December 31, 2007, pledged to support our open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At December 31, 2007, we had an additional unsecured letter of credit issued for a sub-lease of space preciously occupied by a former subsidiary in the amount of $429,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. At December 31, 2007, the total amount available for borrowings was $19,321,000. There were no amounts outstanding on this line other than the $679,000 for unsecured letters of credit at December 31, 2007.

We have an irrevocable letter of credit agreement aggregating $46,000,000 at December 31, 2007 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, (0.5% at December 31, 2007), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $80,095,000 at December 31, 2007.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, federal funds sold, balances in due from bank accounts and cash on hand. In addition, the Bank has borrowing capacity with the FHLB and a $30,000,000 federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. Current net available borrowing capacity at FHLB is $233,172,000. Management believes that the Bank’s present liquidity position is adequate to meet its needs over the next twelve months.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At December 31, 2007, $789,456,000 of the Bank’s deposits were from broker customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank has historically met all the capital adequacy requirements to which it is subject.

Borrowings: The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At December 31, 2007, there were no amounts outstanding on this line of credit.

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

Cash Flow

Net cash used in operating activities was $112,531,000 for the six months ended December 31, 2007 and net cash provided by operating activities was $16,123,000 for the six months ended December 29, 2006. The primary reasons for the decrease in cash from operating activities from fiscal 2007 to fiscal 2008 were:

•	an increase in the Bank’s investments in loans held for sale; and

•	offset by the decrease in securities owned of $21,505,000 versus a decrease in the prior year of $951,000.

Net cash used in investing activities for the six-month periods ended December 31, 2007 and December 29, 2006 was $65,894,000 and $74,299,000, respectively. The primary reason for the decrease in cash used for investing activities was the receipt of the escrow funds from the sale of FSB Financial of $3,818,000.

Net cash flows provided by financing activities totaled $118,563,000 for the six-month period ended December 31, 2007 compared to $96,927,000 for the six-month period ended December 29, 2006. The primary reasons for the increase in cash from financing activities is from reduced securities sold under agreements to repurchase, a smaller increase in deposits at the Bank and a decrease in the proceeds received on the exercise of stock options. This is offset by an increase in advances from the FHLB and reduced net payments on short-term borrowings.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2008.

Treasury Stock

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the Company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month time period beginning January 14, 2008 and ending on June 30, 2009. The 750,000 shares authorized for purchase are in addition to the Company’s current stock repurchase program, beginning on January 1, 2007 and expiring on June 30, 2008, which authorizes the purchase of 500,000 shares of SWS common stock in the open market. During the second quarter of fiscal 2008, we did not repurchase any shares. See additional discussion in “Subsequent Events” in the Notes to the Consolidated Financial Statements contained in this report.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. In the six-month period ended December 31, 2007, the plan did not purchase shares and no shares were distributed pursuant to the plan.

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, in the six-month period ended December 31, 2007, 17,142 shares were repurchased by the company with a market value of $335,784 or an average of $19.59 per share to cover tax liabilities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	0.58%
+200	0.39%
+100	0.21%
0	0%
-100	-0.23%
-200	-0.49%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at December 31, 2007 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$912,182	$16,862	$41,818	$160,783
Securities and FHLB Stock	5,897	—	—	267
Interest Bearing Deposits	6,353	—	—	—

Total Earning Assets	924,432	16,862	41,818	161,050

Interest Bearing Liabilities:
Transaction Accounts and Savings	840,792	—	—	—
Certificates of Deposit	33,468	35,188	14,011	2,339
Borrowings	53,130	670	6,577	68,504

Total Interest Bearing Liabilities	927,390	35,858	20,588	70,843

GAP	$(2,958)	$(18,996)	$21,230	$90,207

Cumulative GAP	$(2,958)	$(21,954)	$(724)	$89,483

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

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$1,543	$2,620	$7,002	$10,467	$21,632
U.S. Government and Government agency obligations	7,071	(5,062)	(2,909)	(12,444)	(13,344)
Corporate obligations	1,002	4,444	2,583	22,591	30,620

Total debt securities	9,616	2,002	6,676	20,614	38,908
Corporate equity	—	—	—	6,650	6,650
Other	3,786	—	—	—	3,786

	$13,402	$2,002	$6,676	$27,264	$49,344

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	3.3%	3.4%	3.9%	5.0%	4.4%
U.S. Government and Government agency obligations	3.1%	3.8%	4.5%	5.5%	4.4%
Corporate obligations	4.1%	4.6%	5.6%	5.6%	5.2%
Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$10,488	$10,488

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

Additionally, factors which may cause actual results to differ materially from our forward-looking statements include those factors discussed in this report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “-Risk Management” and “-Critical Accounting Policies and Estimates” and those discussed in “Risk Factors” in our annual report on Form 10-K filed with the SEC and our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “-Risk Management.”

Item 4.	Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Securities Exchange Act of 1934) as of December 31, 2007. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2007, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) pursuant to the Securities Exchange Act of 1934) during the three-month period ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the general course of our brokerage business and the business of clearing for other brokerage firms, we have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violations of various federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in any material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended June 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended December 31, 2007 of our equity securities registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(1)
9/29/07 to 10/26/07	—	$—	—	500,000
10/27/07 to 11/30/07	—	—	—	500,000
12/01/07 to 12/31/07	—	—	—	500,000

	—	$—	—

(1)

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the Company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month time period beginning January 14, 2008 and ending on June 30, 2009. The 750,000 shares authorized for purchase are in addition to the Company’s current stock repurchase program, beginning on January 1, 2007 and expiring on June 30, 2008, which authorizes the purchase of 500,000 shares of SWS common stock in the open market.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on November 29, 2007. The following directors were elected at the meeting:

Nominees	For	Withheld	Abstain
Don A. Buchholz	24,273,706	472,234	—
Donald W. Hultgren	24,291,452	454,488	—
Brodie L. Cobb	24,415,820	330,120	—
I.D. Flores III	24,399,218	346,722	—
Larry A. Jobe	21,720,631	3,025,309	—
Dr. R. Jan LeCroy	24,156,826	589,114	—
Frederick R. Meyer	23,096,544	1,649,396	—
Dr. Mike Moses	23,052,466	1,693,474	—
Jon L. Mosle, Jr.	24,158,831	587,109	—

There was one other matter on which the shareholders voted. The results were as follows:

	For	Against	Abstain	Not Voted
Approval of the Amendment to the SWS Group, Inc. 2003 Restricted Stock Plan	21,425,327	757,775	37,722	2,525,116

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

February 6, 2008	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

February 6, 2008	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

February 6, 2008	/S/ Stacy Hodges
Date	(Signature)
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