Form 10-Q
period 2008-03-28
SWS GROUP INC
filed 2008-05-07
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 1, 2008, there were 27,288,314 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Financial Condition March 28, 2008 (unaudited) and June 29, 2007		1

Consolidated Statements of Income and Comprehensive Income for the three and nine-months ended March 28, 2008 (unaudited) and March 30, 2007 (unaudited)		2

Consolidated Statements of Cash Flows for the nine-months ended March 28, 2008 (unaudited) and March 30, 2007 (unaudited)		3

Notes to Consolidated Financial Statements (unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Submission of Matters to a Vote of Security Holders	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

SIGNATURES		54

EXHIBIT INDEX		55

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 28, 2008 and June 29, 2007

(In thousands, except par values and share amounts)

	March	June
	(Unaudited)
Assets
Cash and cash equivalents	$28,402	$128,760
Assets segregated for regulatory purposes	359,765	319,265
Receivable from brokers, dealers and clearing organizations	3,089,675	3,117,766
Receivable from clients, net	291,984	344,125
Loans held for sale	352,482	148,013
Loans, net	871,391	756,037
Securities owned, at market value	217,539	119,621
Securities purchased under agreements to resell	9,486	42,486
Goodwill	7,552	7,552
Marketable equity securities available for sale	7,740	3,793
Other assets	97,093	87,167

	$5,333,109	$5,074,585

Liabilities and Stockholders’ Equity
Short-term borrowings	$103,081	$4,000
Payable to brokers, dealers and clearing organizations	3,010,004	3,051,956
Payable to clients	608,870	581,118
Deposits	1,049,442	897,150
Securities sold under agreements to repurchase	5,648	17,829
Securities sold, not yet purchased, at market value	38,340	63,470
Drafts payable	23,086	25,718
Advances from Federal Home Loan Bank	120,477	66,989
Other liabilities	57,873	59,482

	5,016,821	4,767,712

Minority interest in consolidated subsidiaries	—	426

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 28,213,971 and outstanding 27,045,398 shares at March 28, 2008; issued 28,197,278 and outstanding 27,491,528 shares at June 29, 2007	2,821	2,819
Additional paid-in capital	269,075	268,575
Retained earnings	56,174	39,729
Accumulated other comprehensive income – unrealized holding gain (loss) net of tax of ($462) at March 28, 2008 and $692 at June 29, 2007	(700)	1,417
Deferred compensation, net	2,090	1,644
Treasury stock (1,168,573 shares at March 28, 2008 and 705,750 shares at June 29, 2007, at cost)	(13,172)	(7,737)

Total stockholders’ equity	316,288	306,447

Commitments and contingencies
Total liabilities and stockholders’ equity	$5,333,109	$5,074,585

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and nine-months ended March 28, 2008 and March 30, 2007

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Revenues:
Net revenues from clearing operations	$3,544	$2,986	$10,632	$9,113
Commissions	27,305	21,963	75,578	65,262
Interest	73,776	73,376	212,630	218,158
Investment banking, advisory and administrative fees	7,564	7,822	26,424	26,247
Net gains on principal transactions	2,056	2,613	5,933	16,466
Other	6,126	5,729	18,557	20,498

Total revenue	120,371	114,489	349,754	355,744
Interest expense	46,299	50,985	135,912	147,592

Net revenues	74,072	63,504	213,842	208,152

Non-Interest Expenses:
Commissions and other employee compensation	44,510	38,856	128,019	120,537
Occupancy, equipment and computer service costs	6,469	6,268	19,367	17,097
Communications	2,493	2,218	7,203	6,507
Floor brokerage and clearing organization charges	(790)	415	1,226	2,691
Advertising and promotional	916	849	2,431	1,908
Other	6,522	3,645	17,851	14,112

Total non-interest expenses	60,120	52,251	176,097	162,852

Income from continuing operations before income tax expense	13,952	11,253	37,745	45,300
Income tax expense	5,360	3,663	14,201	14,722

Income from continuing operations	8,592	7,590	23,544	30,578

Discontinued operations:
Income from discontinued operation	—	45	29	131
Income tax expense	—	(14)	(9)	(41)
Minority interest	—	(4)	(3)	(13)

Income from discontinued operations	—	27	17	77

Net income	8,592	7,617	23,561	30,655
Net income (loss) recognized in other comprehensive income, net of tax of ($963) and $179 for the three-months ended March 28, 2008 and March 30, 2007, respectively and ($1,154) and $393 for the nine-months ended March 28, 2008 and March 30, 2007, respectively.	(1,785)	331	(2,117)	762

Comprehensive income	$6,807	$7,948	$21,444	$31,417

Earnings per share – basic
Income from continuing operations	$0.32	$0.28	$0.86	$1.14
Income from discontinued operations	—	—	—	—

Net income	$0.32	$0.28	$0.86	$1.14

Weighted average shares outstanding – basic	27,098,122	27,248,436	27,334,584	26,856,992

Earnings per share – diluted
Income from continuing operations	$0.32	$0.28	$0.86	$1.13
Income from discontinued operations	—	—	—	—

Net income	$0.32	$0.28	$0.86	$1.13

Weighted average shares outstanding – diluted	27,184,943	27,586,700	27,472,919	27,166,758

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended March 28, 2008 and March 30, 2007

(In thousands)

(Unaudited)

	For the Nine Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income	$23,561	$30,655
Income from discontinued operations	(17)	(77)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,656	3,612
Amortization of premiums on loans purchased	(545)	(1,073)
Provision for doubtful accounts and loan losses	1,752	1,429
Deferred income tax expense (benefit)	2,349	(1,550)
Deferred compensation	1,132	2,002
Gain on sale of loans	(706)	(703)
Gain on sale of factored receivables	(666)	—
Loss on sale of fixed assets	195	48
Loss (gain) on sale of real estate	251	(49)
Equity in (earnings) losses of unconsolidated ventures	(356)	817
Dividend received on investment in Federal Home Loan Bank stock	(128)	(121)
Windfall tax benefits	(218)	(225)
Net change in minority interest in consolidated subsidiaries	(50)	255
Cash flow from operating activities of discontinued operations	4	225
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(40,500)	(15,707)
Net change in broker, dealer and clearing organization accounts	(13,861)	(18,264)
Net change in client accounts	79,302	79,231
Net change in loans held for sale	(204,469)	1,874
Increase in securities owned	(105,136)	(2,676)
Decrease in securities purchased under agreements to resell	33,000	20,509
Decrease (increase) in other assets	6,960	(461)
Decrease in drafts payable	(2,632)	(2,711)
Decrease in securities sold, not yet purchased	(25,130)	(34,452)
Decrease in other liabilities	(1,682)	(2,936)

Net cash provided by (used in) operating activities	(243,934)	59,652

Cash flows from investing activities:
Purchase of fixed assets	(6,071)	(4,411)
Purchase of real estate	—	(284)
Proceeds from the sale of fixed assets	56	5
Proceeds from the sale of real estate	5,797	1,419
Loan originations and purchases	(550,997)	(529,544)
Loan repayments	413,594	434,118
Cash paid for purchase of correspondent clients of Ameritrade	(2,677)	(2,382)
Cash paid on investments	(1,500)	—
Cash received on investments	639	—
Cash flow from investing activities of discontinued operations	3,818	—
Proceeds from sale of Federal Home Loan Bank stock	1,583	—
Proceeds from sale of factored receivables	6,249	—
Purchases of Federal Home Loan Bank stock	(6,733)	(7)

Net cash used in investing activities	(136,242)	(101,086)

Cash flows from financing activities:
Payments on short-term borrowings	(871,214)	(1,391,270)
Cash proceeds from short-term borrowings	970,295	1,360,770
Increase in deposits	152,292	136,090
Advances from the Federal Home Loan Bank	1,096,763	32,002
Payments on advances from Federal Home Loan Bank	(1,043,275)	(23,583)

	For the Nine Months Ended
	March 28, 2008	March 30, 2007
Payment of cash dividends on common stock	(6,886)	(6,199)
Windfall tax benefits	218	225
Cash (payments) proceeds on securities sold under agreements to repurchase	(12,181)	3,034
Net proceeds from exercise of stock options	157	10,997
Cash flow from financing activities of discontinued operations	(382)	—
Proceeds related to the Deferred Compensation Plan	446	239
Purchase of treasury stock related to Deferred Compensation Plan	(281)	(962)
Purchase of treasury stock related to a stock repurchase plan	(6,134)	—

Net cash provided by financing activities	279,818	121,343

Net increase (decrease) in cash and cash equivalents	(100,358)	79,909
Cash and cash equivalents at beginning of period	128,760	41,674

Cash and cash equivalents at end of period	$28,402	$121,583

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$1,319	$917

Foreclosures on loans	$16,445	$1,687

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest from continuing operations	$134,450	$144,805

Income taxes	$—	$15,225

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 28, 2008 and March 30, 2007

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 28, 2008, and for the three and nine-months ended March 28, 2008 and March 30, 2007, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 29, 2007 filed on Form 10-K. Amounts included for June 29, 2007 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and the consolidated active subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”), 100% owned unless otherwise noted:

Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”
SWS Banc Holdings, Inc.	“SWS Banc”
Southwest Securities, FSB	“Bank”
FSB Development, LLC	“FSB Development”

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

SWS Insurance holds insurance agency licenses in 45 states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. We retain no risk of insurance related to the insurance and annuity products SWS Insurance sells.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision (“OTS”). SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

FSB Development was formed to develop single-family residential lots. As of March 28, 2008, it has no investments.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS for the third fiscal quarter are prepared as of the close of business on the last Friday of March. The Bank’s quarterly financial statements are prepared as of March 31, 2008. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

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

Amortization Expense. The Company has recorded a customer relationship intangible which is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in “Intangible Assets.”

Income Taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”) with respect to all income tax positions accounted for under FASB Statement 109, “Accounting for Income Taxes.” The interpretation addresses the recognition, measurement, accrual of interest and penalties, balance sheet classification and disclosure of any uncertain tax positions. The provisions of FIN 48 were effective for SWS beginning July 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company recorded the cumulative effect of adopting FIN 48 by decreasing the opening balance of retained earnings $271,000. Upon adoption, the Company also recorded a net liability for uncertain positions as of July 1, 2007 of $271,000. At March 28, 2008, the Company had approximately $777,000 of unrecognized tax benefits. The net liability increased $136,000 from December 31, 2007 to March 28, 2008 due to unrecognized tax benefits related to tax positions taken on filed returns and returns expected to be filed in the current year. While the Company expects that the net liability for uncertain positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $166,000, net of federal benefit. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $611,000, net of federal benefit.

SWS is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006. State tax returns are subject to examinations for varying periods, but generally for the tax years 2003 through 2006. The Company is not currently under examination.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. There were no active stock option plans at March 28, 2008. The Company has eliminated the use of options as a compensation tool and currently grants restricted stock to reward and incentivize officers, employees and directors. All current outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contracted expiration date occurs. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and all options are fully vested.

Restricted Stock Plan. On November 12, 2003, the stockholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). In November 2007, the stockholders of SWS Group approved an amendment to the plan to increase the number of shares available under the plan by 500,000. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of SWS Group’s common stock to SWS’ directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan vests prorata over a three year period, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

SWS accounts for the plan under the recognition and measurement principles of the FASB Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

At various times in fiscal 2007, the Board of Directors approved grants to various officers and employees totaling 91,140 shares with a weighted average market value of $16.53 per share. During the first nine months of fiscal 2008, the Board of Directors approved grants to various officers and employees totaling 137,609 shares with a weighted average market value of $18.31 per share. As a result of these grants, SWS recorded deferred compensation in Additional Paid in Capital of approximately $1,364,000 in fiscal 2007 and $2,351,000 in fiscal 2008. For the three and nine-months ended March 28, 2008, SWS recognized compensation expense related to restricted stock grants of approximately $452,000 and $1,303,000, respectively. For the three and nine-months ended March 30, 2007, SWS has recognized compensation expense related to restricted stock grants of approximately $335,000 and $1,082,000, respectively.

At March 28, 2008, the total number of unvested shares outstanding under the Restricted Stock Plan was 259,300 and the total number of securities available for future grants was 704,239.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in depository accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At March 31, 2008 and June 30, 2007, these reserve balances amounted to $3,792,000 and $20,100,000, respectively.

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

SWS did not participate in CSS’ equity offering in January 2005. SWS had developed many of the functions needed to run the CSS system in-house and was no longer dependent on CSS for enhancements. Subsequent to the equity offering in January 2005, SWS owned 13.7% of CSS.

In April 2006, SWS signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers had successfully converted to the CSS system by December 31, 2006. CSS made written demand of the $1,700,000 under this agreement in January 2007. SWS disputed the claim and settled the dispute in calendar 2007 for an immaterial amount.

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

Other Equity Investments. SWS has two other investments that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of March 28, 2008, SWS had contributed $4,000,000 of this commitment. During the three and nine-months ended March 28, 2008, SWS reported losses of $65,000 and income of $342,000, respectively, related to this investment. In comparison, during the three and nine-months ended March 30, 2007, SWS recorded income of $201,000 and losses of $729,000, respectively, related to this investment.

In fiscal 2007, the Bank committed $3,000,000 to a limited partnership equity fund as a cost effective way of meeting its obligations under the Community Reinvestment Act. As of March 28, 2008, the Bank has invested $2,400,000 of its commitment. During the three and nine-months ended March 28, 2008, the Bank recorded no activity and gains of $15,000, respectively, related to this investment.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 28, 2008, SWS had cash of approximately $359,765,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no positions in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at March 28, 2008.

At June 29, 2007, SWS had cash of approximately $319,265,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no positions in special reserve bank accounts for the PAIB at June 29, 2007.

MARKETABLE EQUITY SECURITIES

SWS Group owns shares of common stock in U.S. Home Systems, Inc. (“USHS”), Westwood Holdings Group, Inc. (“Westwood”) and NYSE Euronext, Inc. (“NYX”), which are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At March 28, 2008 and June 29, 2007, SWS Group held 357,154 shares of USHS with a cost basis of $1,576,000. The market value of the USHS shares was $1,321,000 at March 28, 2008 and $3,553,000 at June 29, 2007.

At March 28, 2008 and June 29, 2007, SWS Group held 7,018 shares of Westwood, within its deferred compensation plan with a cost basis of $108,000. The market value of the Westwood shares was $267,000 at March 28, 2008 and $240,000 at June 29, 2007.

Southwest Securities has been a member of the NYSE since 1972 owning one seat carried at a cost of $230,000. Upon the merger of the NYSE and Archipelago Holdings, L.L.C. (“Archipelago”) in March 2006, Southwest Securities surrendered its seat for the right to receive from the new entity, NYX, $300,000 in cash and 80,177 restricted shares of NYX common stock, par value $0.01 per share.

Prior to the merger, Southwest Securities owned 23,721 shares of Archipelago common stock recorded at its cost of zero. Upon the merger, each outstanding share of Archipelago common stock was converted into one share of NYX stock.

In lieu of a seat, Southwest Securities now has an annual trading license. This license allows Southwest Securities continued physical and electronic access to the NYSE trading facilities.

The 80,177 NYX shares received from the merger were restricted by agreement. These restrictions prohibit any “direct or indirect assignment, sale, exchange, transfer, tender or other disposition of NYX stock.” The restrictions on the shares lapse based on a three year vesting schedule with restrictions lapsing on one-third of the restricted shares annually. The restriction on 26,727 shares of stock lapsed as of March 7, 2007. On June 7, 2007, NYX announced an early release of the restriction on an additional 26,725 shares. As of March 28, 2008, 26,725 shares are still restricted. There are no restrictions on the 23,721 shares received on the conversion of the Company’s investment in Archipelago.

In July 2007, Southwest Securities transferred its ownership of the NYX stock at cost to SWS Group. These shares are now recorded as Marketable Equity Securities Available for Sale and changes in valuation on the 77,173 unrestricted shares appear in Other Comprehensive Income in the income statement. The remaining restricted 26,725 NYX shares have been discounted at a rate of 11.89% of the market price of NYX stock at March 28, 2008. The discount rate was determined based on the length of time of the restrictions, expected rate of return for this type of investment and the relative amount of restricted NYX stock versus the fully tradable stock. The changes in valuation on these discounted shares appear in Other Comprehensive Income in the income statement. The restriction on these shares is scheduled to lapse in March of 2009. For the three and nine-months ended March 28, 2008, the Company recorded a loss in Other Comprehensive Income of $2,158,000, net of tax of $1,403,000 and $1,066,000, net of tax of $693,000, respectively, on the NYX shares that the SWS Group owns. For the three and nine-months ended March 30, 2007, the Company recorded a loss of $375,000 and a gain of $2,747,000, respectively in Net Gains (Losses) on Principal Transactions.

As of March 28, 2008, the Company’s total investment of 103,898 NYX shares was valued at $6,152,000 with a cost basis of $7,218,000 (the value of the NYX shares upon transfer from Southwest Securities to SWS Group.) As of June 29, 2007, the Company’s total investment in NYX shares was valued at $7,209,000 and was included in Securities Owned on the Consolidated Statement of Financial Condition.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 28, 2008 and June 29, 2007, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March	June
Receivable
Securities failed to deliver	$37,745	$26,786
Securities borrowed	2,979,798	2,987,907
Correspondent broker/dealers	21,490	33,943
Clearing organizations	11,333	12,853
Other	39,309	56,277

	$3,089,675	$3,117,766

	March	June
Payable
Securities failed to receive	$35,757	$52,907
Securities loaned	2,946,859	2,961,001
Correspondent broker/dealers	13,293	25,254
Other	14,095	12,794

	$3,010,004	$3,051,956

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At March 28, 2008, SWS had collateral of $2,979,788,000 under securities lending agreements, of which SWS had repledged $2,931,465,000. SWS had collateral of $2,987,905,000 under securities lending agreements, of which SWS had repledged $2,939,853,000 at June 29, 2007.

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

Loans receivable at March 31, 2008 and June 30, 2007 are summarized as follows (in thousands):

	March	June
First mortgage loans (principally conventional):
Real estate	$586,726	$454,111
Construction	194,164	226,617

	780,890	680,728

Consumer and other loans:
Commercial	91,015	70,847
Other	8,152	6,664

	99,167	77,511

Factored receivables	—	5,969

	880,057	764,208
Unearned income	(2,155)	(2,674)
Allowance for probable loan losses	(6,511)	(5,497)

	$871,391	$756,037

Impairment of loans with a recorded investment of approximately $6,415,000 and $3,528,000 at March 31, 2008 and June 30, 2007, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118 “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures-an amendment of SFAS No. 114”. The year to date average recorded investment in impaired loans was approximately $4,329,000 for the period ending March 31, 2008 and $887,000 for the period ending March 31, 2007. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $786,000 and $532,000 at March 31, 2008 and June 30, 2007, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the second quarter of either fiscal 2008 or fiscal 2007.

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Balance at beginning of period	$6,012	$5,497	$5,497	$5,047
Provision for loan losses	676	(63)	2,414	652
Net charge-offs	(177)	63	(1,400)	(202)

	499	—	1,014	450

Balance at end of period	$6,511	$5,497	$6,511	$5,497

The allowance to loan ratio at March 31, 2008 and 2007 was 0.74% and 0.74%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at March 28, 2008 and June 29, 2007, which are carried at market value, include the following (in thousands):

	March	June
Securities owned
Corporate equity securities	$8,220	$17,135
Municipal obligations	162,765	20,471
U.S. Government and Government agency obligations	12,151	27,443
Corporate obligations	31,612	45,391
Other	2,791	9,181

	$217,539	$119,621

Securities sold, not yet purchased
Corporate equity securities	$2,959	$1,070
U.S. Government and Government agency obligations	21,031	49,581
Corporate obligations	14,176	12,726
Other	174	93

	$38,340	$63,470

During the quarter, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged to secure short-term borrowings were $166,510,000 and $38,849,000 at March 28, 2008 and June 29, 2007, respectively. Securities pledged as security deposits at clearing organizations were $5,289,000 and $4,130,000 at March 28, 2008 and June 29, 2007, respectively. Additionally, at March 28, 2008 and June 29, 2007, SWS had pledged firm securities valued at $115,000 and $277,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At March 28, 2008, SWS held reverse repurchase agreements totaling

$9,486,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $9,532,000. At June 29, 2007, SWS held reverse repurchase agreements totaling $42,486,000, collateralized by U.S. Government and Government agency obligations with a market value of approximately $42,572,000.

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

SWS has two reporting segments within its broker/dealer operations with goodwill, clearing and institutional. There were no changes in the carrying value of goodwill during the last nine-months.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to the Company’s clearing platform. The purchase price was based on the estimated value of the transferred correspondents. $2,382,000 of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade received 78% of the remaining amount, $2,678,000, in July 2007. As the agreed upon ticket volumes were not met, the second payment was pro-rated by the ticket volumes achieved compared to the agreed upon ticket volume. As a result of these transactions, the Company has recorded a customer relationship intangible of $5,060,000 at March 28, 2008. The amount of the intangible at June 29, 2007 was $5,022,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $337,000 and $1,010,000, respectively, and $232,000 and $603,000, respectively, of amortization expense for the three and nine-months ended March 28, 2008 and March 30, 2007, respectively. The intangible is included in Other Assets on the Consolidated Statement of Financial Condition.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 28, 2008, the amount outstanding under these secured arrangements was $89,900,000, which was collateralized by securities held in firm accounts valued at $166,510,000. At June 29, 2007, the amount outstanding under these secured arrangements was $4,000,000, which was collateralized by securities held for firm accounts valued at $38,849,000.

SWS had $250,000 outstanding under unsecured letters of credit at both March 28, 2008 and June 29, 2007, pledged to support its open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At March 28, 2008 and June 29, 2007, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $429,000 and $571,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. There was $10,000,000 outstanding on this line in addition to the $679,000 under unsecured letters of credit at March 28, 2008. At June 29, 2007, there were no amounts outstanding on this line in addition to the $821,000 under secured letters of credit. At March 28, 2008 and June 29, 2007, the total amount available for borrowings was $9,321,000 and $19,179,000, respectively.

At March 28, 2008 and June 29, 2007, SWS has an irrevocable letter of credit agreement aggregating $60,000,000 and $48,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $82,931,000 and $66,381,000 at March 28, 2008 and June 29, 2007, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At March 28, 2008, approximately $374,223,000 of client securities under customer margin loans was available to be pledged, of which SWS has pledged $14,409,000 under securities loan agreements. At June 29, 2007, approximately $414,673,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $20,855,000 under securities loan agreements.

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At March 31, 2008 the amount outstanding under this line of credit was $3,181,000. At June 30, 2007, there were no amounts outstanding on this line of credit.

DEPOSITS

Deposits at March 31, 2008 and June 30, 2007 are summarized as follows (dollars in thousands):

	March		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$49,695	4.7%	$46,367	5.2%
Interest bearing demand accounts	27,580	2.6	56,035	6.2
Savings accounts	839,737	80.0	687,239	76.6
Limited access money market accounts	40,385	3.9	30,712	3.4
Certificates of deposit, less than $100,000	57,079	5.5	52,370	5.9
Certificates of deposit, $100,000 and greater	34,966	3.3	24,427	2.7

	$1,049,442	100.0%	$897,150	100.0%

The weighted average interest rate on deposits was approximately 3.3% at March 31, 2008 and 4.1% at June 30, 2007.

At March 31, 2008, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$46,329	$6,523	$2,115	$1,399	$713	$57,079
Certificates of deposit, $100,000 and greater	27,271	5,253	1,243	748	451	34,966

	$73,600	$11,776	$3,358	$2,147	$1,164	$92,045

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 28, 2008 and June 29, 2007 were $5,648,000 and $17,829,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At March 31, 2008 and June 30, 2007, advances from the FHLB were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$35,657	$—
Due within two years	2,400	696
Due within five years	26,083	17,202
Due within seven years	6,668	1,521
Due within ten years	6,862	7,089
Due within twenty years	32,808	30,344
Due beyond twenty years	9,999	10,137

	$120,477	$66,989

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $489,000,000 of collateral value (as defined) in qualifying first mortgage loans at March 31, 2008 (calculated at December 31, 2007). At June 29, 2007 (calculated at March 31, 2007), advances with interest rates from 3% to 8% were collateralized by approximately $282,000,000 of collateral value in qualifying first mortgage loans.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 pursuant to the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 pursuant to the Exchange Act. At March 28, 2008, Southwest Securities had net capital of $134,614,000, or approximately 32.8% of aggregate debit balances, which was $126,509,000 in excess of its minimum net capital requirement of $8,105,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 28, 2008, Southwest Securities had net capital of $114,351,000 in excess of 5% of aggregate debit items.

SWS Financial follows the basic (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At March 28, 2008, the net capital and excess net capital of SWS Financial were $849,000 and $599,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2008 and June 30, 2007, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2008 and June 30, 2007, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008:
Total capital to risk weighted assets	$118,503	11.2%	$84,527	8.0%	$105,659	10.0%
Tier I capital to risk weighted assets	111,993	10.6	42,263	4.0	63,395	6.0
Tier I capital to adjusted total assets	111,993	8.7	51,654	4.0	64,568	5.0

June 30, 2007:
Total capital to risk weighted assets	$90,436	10.4%	$69,482	8.0%	$86,853	10.0%
Tier I capital to risk weighted assets	84,939	9.8	34,741	4.0	52,112	6.0
Tier I capital to adjusted total assets	84,939	8.0	42,274	4.0	52,842	5.0

On December 27, 2007 and March 28, 2008, SWS Group provided SWS Banc $15,000,000 and $5,000,000, respectively, in additional capital. The amounts were eliminated in consolidation.

EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and nine-month periods ended March 28, 2008 and March 30, 2007 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Income from continuing operations	$8,592	$7,590	$23,544	$30,578
Income from discontinued operations	—	27	17	77

Net income	$8,592	$7,617	$23,561	$30,655

Weighted average shares outstanding – basic	27,098,122	27,248,436	27,334,584	26,856,992
Effect of dilutive securities:
Assumed exercise of stock options	68,846	238,547	105,922	228,323
Restricted stock	17,975	99,717	32,413	81,443

Weighted average shares outstanding – diluted	27,184,943	27,586,700	27,472,919	27,166,758

	Three Months Ended		Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Earnings per share – basic
Income from continuing operations	$0.32	$0.28	$0.86	$1.14
Income from discontinued operations	—	—	—	—

Net income	$0.32	$0.28	$0.86	$1.14

Earnings per share – diluted
Income from continuing operations	$0.32	$0.28	$0.86	$1.13
Income from discontinued operations	—	—	—	—

Net income	$0.32	$0.28	$0.86	$1.13

At March 28, 2008 and March 30, 2007, there were options to acquire approximately 621,000 and 687,000 shares of common stock outstanding under the two stock option plans, respectively. See “Stock Options and Restricted Stock Plans.” As of March 28, 2008, options to acquire 42,092 shares of common stock were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive. As of March 30, 2007, there were no anti-dilutive options outstanding.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases SWS Group common stock under a plan approved by our Board of Directors. As of March 28, 2008, we had authorization, which expires on June 30, 2008, to repurchase up to 500,000 shares. On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the Company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month period beginning January 14, 2008 and ending on June 30, 2009. The 750,000 shares authorized for purchase are in addition to the Company’s 500,000 share repurchase program. In the third quarter of fiscal 2008, 551,056 shares were repurchased at a cost of $6,102,000, or $11.07 per share. No shares were repurchased in the first two quarters of fiscal 2008. No shares were repurchased for the nine-months ended March 30, 2007.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 25,000 shares in the three and nine-months ended March 28, 2008 at a cost of approximately $281,000 or $11.21 per share. The plan purchased 28,773 shares in the three-months ended March 30, 2007 at a cost of approximately $730,000 or $25.36 per share. The plan purchased 44,333 shares in the nine-months ended March 30, 2007 at a cost of approximately $962,000 or $21.69 per share. The plan distributed 14,345 shares in the nine-months ended March 30, 2007.

Upon vesting of the shares granted under the Restricted Stock Plan, a portion of the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 17,142 shares were repurchased with a market value of approximately $335,784 or an average of $19.59 per share in the nine-months ended March 28, 2008. 13,581 shares were repurchased with a market value of $239,000 or an average of $17.60 per share in the nine-months ended March 30, 2007.

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

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiaries comprise the banking segment. Retail brokerage services are offered through Southwest Securities (the private client group and the managed advisors accounts department), the insurance subsidiaries and through SWS Financial (which contracts with independent representatives for the administration of their securities business).

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

The following table presents the Company’s operations by the segments outlined above for the three and nine-months ended March 28, 2008 and March 30, 2007:

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended March 28, 2008
Operating revenue	$6,136	$17,931	$22,360	$1,578	$(1,410)	$46,595
Net intersegment revenues	(214)	255	121	1,835	(1,997)	—
Net interest revenue	2,530	1,234	11,407	12,296	10	27,477
Net revenues	8,666	19,165	33,767	13,874	(1,400)	74,072
Operating expenses	5,651	17,188	20,231	9,074	7,976	60,120
Depreciation and amortization	343	201	111	210	358	1,223
Income (loss) from continuing operations before taxes	3,015	1,977	13,536	4,800	(9,376)	13,952
Income from discontinued operations	—	—	—	—	—	—

Three-months ended March 30, 2007
Operating revenue	$5,643	$18,000	$17,167	$524	$(221)	$41,113
Net intersegment revenues	(239)	248	220	1,435	(1,664)	—
Net interest revenue (expense)	3,895	1,800	4,957	11,741	(2)	22,391
Net revenues	9,538	19,800	22,124	12,265	(223)	63,504
Operating expenses	4,719	16,793	15,912	6,537	8,290	52,251
Depreciation and amortization	248	149	110	156	532	1,195
Income (loss) from continuing operations before taxes	4,819	3,007	6,212	5,728	(8,513)	11,253
Income from discontinued operations	—	—	—	27	—	27

UNAUDITED NINE-MONTH FINANCIAL INFORMATION
(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Nine-months ended March 28, 2008
Operating revenue	$18,271	$56,219	$60,875	$2,854	$(1,095)	$137,124
Net intersegment revenues	(708)	845	524	5,279	(5,940)	—
Net interest revenue	10,692	4,509	25,104	36,381	32	76,718
Net revenues	28,963	60,728	85,979	39,235	(1,063)	213,842
Operating expenses	18,770	51,449	55,084	25,268	25,526	176,097
Depreciation and amortization	1,026	561	314	598	1,157	3,656
Income (loss) from continuing operations before taxes	10,193	9,279	30,895	13,967	(26,589)	37,745
Income from discontinued operations	—	—	—	17	—	17
Assets (*)	471,218	207,582	3,213,946	1,291,672	26,625	5,211,043

Nine-months ended March 30, 2007
Operating revenue	$16,868	$51,891	$61,335	$1,884	$5,608	$137,586
Net intersegment revenues	(677)	714	762	4,148	(4,947)	—
Net interest revenue	11,594	5,154	16,795	35,676	1,347	70,566
Net revenues	28,462	57,045	78,130	37,560	6,955	208,152
Operating expenses	14,014	47,480	53,698	18,864	28,796	162,852
Depreciation and amortization	653	416	341	493	1,709	3,612
Income (loss) from continuing operations before taxes	14,448	9,565	24,432	18,696	(21,841)	45,300
Income from discontinued operations	—	—	—	—	—	77
Assets (*)	480,685	203,847	2,878,488	987,599	25,898	4,576,517

(*)	Assets are reconciled to total assets as presented in the March 28, 2008 and March 30, 2007 Consolidated Statement of Financial Condition as follows (in thousands):

	March 28, 2008	March 30, 2007
Amount as presented above	$5,211,043	$4,576,517
Reconciling items:
Unallocated assets:
Cash	6,127	23,057
Receivables from brokers, dealers and clearing organizations	77,430	76,135
Receivable from clients, net of allowances	24,682	23,670
Other assets	15,952	15,173
Unallocated eliminations	(2,125)	(537)

Total Assets	$5,333,109	$4,714,015

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

Venture Capital Funds. SWS has committed to invest $5,000,000 in a limited partnership venture capital fund. As of March 28, 2008, SWS had contributed $4,000,000 of its commitment. The Bank has committed to invest $3,000,000 in a limited partnership equity fund. As of March 28, 2008, the Bank has invested $2,400,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Transactions relating to such underwriting commitments that were open at March 28, 2008 and were subsequently settled had no material effect on the financial statements as of March 28, 2008.

Guarantees. The Bank has stand-by letters of credit primarily issued for real estate development purposes. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $3,064,000. The collateral supporting these letters of credit consist of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

As a normal course of business, the mortgage origination division of the Bank sells in the secondary market the majority of mortgage loans it originates. As a part of these sales, the Bank makes certain representations and warranties to the investor. If these representations and warranties are breached, the Bank may be required to repurchase these loans at which time the Bank would be responsible for any subsequent credit losses. In addition, there are occasions where the warehouse lending division of the Bank may have customers that cease to do business. When this occurs and loans are still outstanding and not sold related to that particular customer, the Bank will engage in a thorough review of the file documentation. If this documentation proves to be adequate, the Bank will market the loans directly to permanent investors using agreements and relationships already established by the mortgage origination division. Any subsequent credit losses related to loans repurchased as a result of a breach in representations and warranties to the investor would be recorded through the allowance for loan losses.

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

AFFILIATE TRANSACTIONS

A director of SWS owns a 9.1% interest in a local bank and one of SWS’ executive officers owns less than a 1.0% interest in this bank. The adult son of our director owns a controlling interest in this bank. The Bank has sold loan participations with outstanding balances of $8,915,000 and $10,588,000 at March 31, 2008 and June 30, 2007, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $155,000 and $606,000 for the three and nine-months ending March 31, 2008, respectively, and $157,000 and $497,000 for the three and nine-months ending March 31, 2007, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

SUBSEQUENT EVENT

In February 2008, the Company entered into a definitive agreement to purchase M.L. Stern & Co., LLC (“M.L. Stern”) and its wholly-owned subsidiary, Tower Asset Management, LLC, (collectively, “Stern”) from a subsidiary of Pacific Life Insurance Company. The acquisition was structured as a purchase of all of the outstanding membership interests of M.L. Stern. The assets and liabilities acquired as well as the financial results of M.L. Stern will be included in the Company’s consolidated financial statements after the close of business on March 31, 2008, the acquisition date. The acquisition will augment the Company’s retail segment in the California marketplace. M.L. Stern, which is based in Beverly Hills, California, has seven retail office locations, approximately $4 billion in customer assets under custody, an additional $450 million in assets under management and approximately 100 financial advisors. The transaction will double the size of SWS’ private client advisor network and re-establish SWS in the asset management business. The M.L. Stern business will be included in the company’s retail segment.

The aggregate acquisition cost was approximately $6.4 million, which consisted of cash in the amount of $5.5 million and direct expenses of $900,000. The Company is still in the process of performing valuations of certain intangible assets; accordingly, the allocation of the purchase price has not been finalized.

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

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements” and “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on September 12, 2007.

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

Banking. We offer traditional banking products and services and focus on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers. The Bank earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors. One of the strategic priorities for the Bank is to grow commercial banking. An important part of this growth strategy is the SBA division of the Bank. In the fourth quarter of fiscal 2007, we hired an eight member team to focus on the growth of the SBA portfolio. During the current quarter, we had an opportunity to purchase a seasoned $30 million SBA loan portfolio. This purchase will compliment the origination strategy in place for this group. In addition, we seek to grow our Bank by adding experienced bankers and through acquisitions.

The “other” category includes SWS Group, corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including U.S. Home Systems, Inc. (“USHS”) and NYSE Euronext, Inc. (“NYX”) common stock.

Business Environment

Our business is sensitive to financial market conditions which were volatile during the third quarter of fiscal 2008. Equity market indices declined from a year ago with the Dow Jones Industrial Average decreasing 1% while the Standard & Poor’s 500 Index and the NASDAQ Composite Index both decreased 7%. Average daily volume on the New York Stock Exchange increased 28% for the same period.

Volatility in the credit markets caused disruption for the financial markets primarily due to decreased liquidity. In response to this disruption, the Federal Reserve Board (“FRB”) lowered the federal funds rate by 300 basis points since the end of fiscal 2007 and 200 basis points in the third quarter of fiscal 2008. Additionally, the FRB lowered collateral requirements to increase liquidity in the financial markets.

Rates on 10 year U.S. Treasury Bonds dropped 118 basis points since March 2007 while 3-month treasury rates are down 371 basis points over the same period providing a much steeper yield curve than in March 2007.

Our brokerage businesses are positively impacted by active securities markets and positive directional movements in key equity indices, but negatively impacted by volatile interest rates and an inverted yield curve. The current mix of positive and negative factors adversely impacted results for our banking business while bolstering our institutional business in the current quarter when compared to the third quarter of fiscal 2007.

Impact of Credit Markets

Brokerage:

On the brokerage side of the business, volatility in the credit and mortgage markets primarily impacts our taxable and municipal fixed income trading business. Sub-prime collateralized debt obligations are not a primary market for us and we have no proprietary structured products. In addition, we do not have any off-balance sheet risk related to any of these types of transactions.

We do trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. Inventories of these securities are priced using a third-party pricing service and are reviewed monthly to ensure reasonable valuation. At March 28, 2008, we held mortgage and asset-backed securities of approximately $15.26 million included in Securities Owned on the Consolidated Statement of Financial Condition.

In order to take advantage of some of the liquidity issues in the municipal market, we invested $137,493,000 in certain auction rate municipal bonds during the quarter. Most of these bonds are of investment grade quality and the lack of liquidity for these issuers led to attractive tax-free yields for the company. Management monitors these investments daily and has limited concentrations in any one issuer.

Bank:

The volatility of the credit markets continue to have an impact on the Bank. As anticipated our residential construction business line continued to show weakness during the quarter. The oversupply of new homes extended through the quarter. The supply of finished vacant housing units in North Texas was equivalent to 3.00 months of sales at March 31, 2008 unchanged from December 31, 2007. A 2.0 – 2.5 month supply is considered equilibrium. It will take some time to absorb the oversupply, which we believe will result in continued deterioration of our residential construction loan portfolio. Mortgage rates remain attractive and employment in North Texas remains strong, which will help mitigate this deterioration.

The Bank’s warehouse lending division continued to show strong growth. For the third quarter of fiscal 2008, this division funded 9,577 loans totaling $1.8 billion compared to the December 2007 quarter when it funded 7,399 loans totaling $1.4 billion. We finished the quarter with $346 million in loans outstanding in this business line compared to $315 million in December 2007. Our exposure to sub-prime loans in this line of business is minimal and represents less than 1% of our fundings.

Other lines of business such as commercial real estate, commercial and small business (“SBA”) continues to show strong demand and we anticipate solid growth in these lines. The mortgage industry problems have not had a negative effect on these lines. However, a continued downturn could negatively impact these lines in the future.

The Bank also continues to experience a reduction in its net interest margins primarily resulting from significant reductions in interest rates by the Federal Reserve. The impact of these decreases is felt immediately on our interest revenue as floating rate loans reprice. The corresponding change on the liability side lags, thus creating pressure on the net interest margin. As rates stabilize and the lagging liabilities reprice, we expect our spread will return to historic levels.

The volatile markets have minimal impact on the Bank’s investment portfolio as we have a small portfolio of $2.6 million invested in cash products.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results are discussed below.

Payments to the Deferred Compensation Plan. We purchase company-owned life insurance as a component of the company’s deferred compensation plan. The policies are valued at the cash surrender values as of the balance sheet date and are included in Other Assets in the Consolidated Statement of Financial Condition. During the second quarter of fiscal 2007, we received proceeds of $2,276,000 from company-owned life insurance which were recorded in Other Revenue in the Consolidated Statements of Income and Comprehensive Income.

TD Ameritrade Transaction: On March 22, 2006, the company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”) to transfer 15 correspondent clients to the company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to our clearing platform. As an inducement to transfer, we offered substantial clearing fee discounts for a transition period. As a result, we have recorded a customer relationship intangible of $5,060,000, which is being amortized over a five year period at a rate based on the future economic benefit of the customer relationships. We recognized approximately $337,000 and $1,010,000 of amortization expense related to this intangible for the three and nine-month periods ended March 28, 2008, respectively. See additional discussion in “Intangible Assets” in the Notes to the Consolidated Financial Statements contained in this report.

NYSE/Archipelago: SWS owned 23,721 shares of Archipelago Holdings, LLC (“Archipelago”) stock prior to the merger of Archipelago and the NYSE in March 2006, for which it received 23,721 unrestricted shares of the new entity, NYSE Euronext, Inc. (“NYX”). As part of the merger, Southwest Securities also surrendered its NYSE seat (carried at a cost of $230,000) in return for $300,000 in cash and 80,177 restricted shares of NYX common stock. As of March 28, 2008, 53,452 of the 80,177 shares were no longer restricted.

In July 2007, ownership of the NYX stock was transferred from Southwest Securities to SWS Group. These shares are now recorded as Marketable Equity Securities Available for Sale and changes in valuation appear in the Other Comprehensive Income line in the Consolidated Statements of Income and Comprehensive Income. For the three and nine-month periods ended March 28, 2008, we recorded a loss in Other Comprehensive Income of $2,158,000, net of tax of $1,403,000, and $1,066,000, net of tax of $693,000, respectively, on the NYX shares that we own. In the three and nine-month periods ended March 30, 2007, we recorded a loss of $375,000 and a gain of $2,747,000, respectively, in Net Gains (Losses) on Principal Transactions related to these shares.

Distribution from an equity investment: In the first quarter of fiscal 2007, a limited partnership venture capital fund in which SWS has an equity investment realized a gain and made a subsequent distribution to its partners. SWS’ portion of this gain was $575,000 and is included in Other Revenue in the Consolidated Statements of Income and Comprehensive Income. We received a cash distribution of $289,000 related to this gain.

Investment in Comprehensive Software Systems, Inc. (“CSS”): In 1993, we became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system along with a consortium of other broker/dealers. We initially acquired a 7.6% interest in CSS and accounted for the investment on the cost basis. Through subsequent investments, our ownership in CSS increased to 25.08% in fiscal 2002. Consequently, we implemented the equity method of accounting prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Subsequent to an equity offering by CSS in January 2005, we owned 13.7% of CSS. To facilitate the continued enhancement of the CSS system, we invested an aggregate of $6,386,000 in CSS, all of which had been written off by March 28, 2008.

In April 2006, we signed an agreement with CSS to pay a $1,700,000 maintenance fee to CSS if a specific member of the consortium of broker/dealers successfully converted to the CSS system by December 31, 2006. CSS made written demand of $1,700,000 under this agreement in January 2007. We disputed the claim and settled the dispute in calendar 2007 for an immaterial amount.

Effective November 30, 2007, CSS was sold and merged with one of the members of the consortium. Our proceeds from the sale were minimal and we now have no ownership interest in CSS.

Also, in November 2007, we and CSS entered into a three year maintenance agreement pursuant to which we made maintenance payments of $3,000,000 for calendar year 2007 and will make payments of $2,500,000 in 2008 and 2009. We will also receive assistance in converting to an updated version of the CSS software and a new broker front end platform in exchange for the increased maintenance payments. See additional discussion in “Investments” in the Notes to the Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Consolidated

Net income from continuing operations for the three and nine-month periods ended March 28, 2008 was $8,592,000 and $23,544,000, an increase of $1,002,000 and a decrease of $7,034,000, respectively, from net income for the comparable three and nine-month periods ended March 30, 2007. Net income includes income of $17,000 from discontinued operations for the nine-month period ended March 28, 2008 compared to $27,000 and $77,000 for the three and nine-month periods ended March 30, 2007, respectively. The three and nine-month periods ended March 28, 2008 and March 30, 2007 contained 60 and 187 and 61 and 187 trading days, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-month periods ended March 28, 2008 compared to the three and nine-month periods ended March 30, 2007 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$558	19%	$1,519	17%
Commissions	5,342	24	10,316	16
Net interest	5,086	23	6,152	9
Investment banking, advisory and administrative fees	(258)	(3)	177	1
Net gains on principal transactions	(557)	(21)	(10,533)	(64)
Other	397	7	(1,941)	(10)

	10,568	17	5,690	3

Operating expenses:
Commissions and other employee compensation	$5,654	15%	$7,482	6%
Occupancy, equipment and computer service costs	201	3	2,270	13
Communications	275	12	696	11
Floor brokerage and clearing organization charges	(1,205)	(290)	(1,465)	(54)
Advertising and promotional	67	8	523	27
Other	2,877	79	3,739	27

	7,869	15	13,245	8

Pretax income	$2,699	24%	$(7,555)	(17)%

Net revenues increased for the third quarter of fiscal 2008 by $10,568,000 as compared to the same period of fiscal 2007. The largest component of the increase was in commissions, $5,342,000 and net interest, $5,086,000. The increase in commissions is due primarily to increased volumes and client activity in the institutional segment. The increase in net interest is due primarily to a substantial increase in spread in the stock loan business.

Net revenues increased for the first nine months of fiscal 2008 by $5,690,000 as compared to the same period of fiscal 2007. The largest component of the increase was in commissions, $10,316,000 and net interest, $6,152,000, offset by a decrease in net gains on principal transactions of $10,533,000. The increased commissions in fiscal 2008 were primarily in taxable fixed income business due to an improved environment and recruitment and hiring of new fixed income advisors. Additionally, wider spreads in the stock loan business led to increased net interest. These increases were offset by a decrease in net gains on principal transactions primarily due to a $2,747,000 gain on the valuation of NYX stock not included in the first nine-months of fiscal 2008 as a result of the transfer of ownership. Additionally, the prior year included a gain of $2,700,000 on the restructuring of a commercial mortgage backed security. Lastly in the 2008 period, we carried lower inventories resulting in reduced trading profits.

Operating expenses increased $7,869,000 for the three months ended March 28, 2008 as compared to the same period of fiscal 2007. The largest increases were in commissions and other employee compensation, $5,654,000 and other of $2,877,000 offset by a decrease in floor brokerage and clearing organization charges of $1,205,000. The increase in commissions and other employee compensation is due primarily to increased variable compensation in the institutional segment, additional headcount at the Bank and an increase in incentive compensation of $3,601,000 in fiscal 2008. The increase in other expenses is primarily due to a $739,000 increase in the provision for loan loss in addition to increases in fees for professional and legal services of $1,148,000. The decrease in floor brokerage and clearing organization charges is due primarily to an increase in the annual refund received from Depository Trust & Clearing Corporation (“DTCC”) over the prior year.

Operating expenses increased $13,245,000 for the nine-months ended March 28, 2008 as compared to the same period of fiscal 2007. The largest increase was in commissions and other employee compensation, $7,482,000, occupancy, equipment and computer service costs, $2,270,000 and other, $3,739,000 offset by a decrease in floor brokerage and clearing organization charges of $1,465,000. The increase in occupancy, equipment and computer service costs is due primarily to the increased maintenance expenses for CSS. The increase in employee compensation is due primarily to the hiring of a new head of clearing and six new SBA lenders and an increase in incentive compensation of $5,499,000 in fiscal 2008. The increase in other is due primarily to the increase in the Bank’s loan loss provision of $1,763,000, and increased professional services of $1,266,000. The decrease in floor brokerage and clearing organization charges was due to the DTCC refund, as discussed above.

Net Interest Income

Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three and nine-month periods ended March 28, 2008 and March 30, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Brokerage	$15,181	$10,650	$40,337	$34,890
Bank	12,296	11,741	36,381	35,676

Net interest	$27,477	$22,391	$76,718	$70,566

For the three-months ended March 28, 2008, net interest income from our brokerage entities accounted for approximately 20.5% of our net revenues. For the three-months ended March 30, 2007, net interest income generated by our brokerage entities accounted for approximately 16.8% of our net revenue.

For the nine-months ended March 28, 2008, net interest income from our brokerage entities accounted for approximately 18.9% of our net revenues. For the nine-months ended March 30, 2007, net interest income generated by our brokerage entities accounted for approximately 16.8% of our net revenue.

Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Average interest-earning assets:
Customer margin balances	$288,000	$283,000	$290,000	$301,000
Assets segregated for regulatory purposes	349,000	345,000	333,000	353,000
Stock borrowed	3,083,000	2,845,000	3,076,000	2,958,000

Average interest-bearing liabilities:
Customer funds on deposit	536,000	521,000	518,000	540,000
Stock loaned	3,046,000	2,808,000	3,039,000	2,908,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the nine-months ended March 28, 2008, income tax expense (effective rate of 38.4%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income from continuing operations before income taxes. The effective rate was higher than the statutory rate because of state income taxes and the increase in the net liability for uncertain tax positions recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”), partially offset by permanently excluded items, such as tax exempt interest.

Segment Information

The following is a summary of the increases (decreases) in categories of net revenues and pre-tax income by segment for the three and nine-month periods ended March 28, 2008 compared to the three and nine-month periods ended March 30, 2007 (dollars in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$8,666	$9,538	$(872)	(9)
Retail	19,165	19,800	(635)	(3)
Institutional	33,767	22,124	11,643	53
Banking	13,874	12,265	1,609	13
Other	(1,400)	(223)	(1,177)	528

Total	$74,072	$63,504	10,568	17

Pre-Tax Income:
Clearing	$3,015	$4,819	$(1,804)	(37)
Retail	1,977	3,007	(1,030)	(34)
Institutional	13,536	6,212	7,324	118
Banking	4,800	5,728	(928)	(16)
Other	(9,376)	(8,513)	(863)	10

Total	$13,952	$11,253	2,699	24

	Nine Months Ended
	March 28, 2008	March 30, 2007	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$28,963	$28,462	$501	2
Retail	60,728	57,045	3,683	7
Institutional	85,979	78,130	7,849	10
Banking	39,235	37,560	1,675	4
Other	(1,063)	6,955	(8,018)	(115)

Total	$213,842	$208,152	$5,690	3

	Nine Months Ended
	March 28, 2008	March 30, 2007	Increase/ (Decrease)	% Change
Pre-Tax Income:
Clearing	$10,193	$14,448	$(4,255)	(29)
Retail	9,279	9,565	(286)	(3)
Institutional	30,895	24,432	6,463	26
Banking	13,967	18,696	(4,729)	(25)
Other	(26,589)	(21,841)	(4,748)	22

Total	$37,745	$45,300	$(7,555)	(17)

Clearing:

Three-months Ended:

The following is a summary of the results for the clearing segment for the three-months ended March 28, 2008 compared to the three-months ended March 30, 2007 (dollars in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007	Increase/ (Decrease)	% Change
Net revenue from clearing services	$3,542	$2,985	$557	19%
Net interest	2,530	3,895	(1,365)	(35)
Other	2,594	2,658	(64)	(2)

Net revenues	8,666	9,538	(872)	(9)

Operating expenses	5,651	4,719	932	20

Pre-Tax Income	$3,015	$4,819	$(1,804)	(37)%

Average customer margin balance	$169,000	$180,000	$(11,000)	(6)%

Average customer funds on deposit	$339,000	$318,000	$21,000	7%

The following table reflects the number of client transactions processed for the three-months ended March 28, 2008 and March 30, 2007 and number of correspondents at the end of the three-month period.

	Three Months Ended March 28, 2008	Three Months Ended March 30, 2007
Tickets for high-volume trading firms	8,571,406	3,669,355
Tickets for general securities broker/dealers	312,400	216,734

Total tickets	8,883,806	3,886,089

Correspondents	201	217

The clearing segment posted a decrease in net revenue of 9% and a decrease in pretax income of 37%.

Tickets processed increased dramatically over the prior fiscal year leading to increased clearing fee revenue. Increased volume from day trading customers was the primary driver which led to a decrease in clearing revenue per ticket which was down over the prior fiscal year as these customers are charged substantially lower rates than our general securities clients. Revenue per ticket was $0.40 per ticket for the third quarter of fiscal 2008 versus $0.77 per ticket for the third quarter of fiscal 2007. Net revenues from clearing services were up despite this decrease in revenue per ticket due to the approximately 100% increase in ticket volumes from day trading firms as well as increased revenue from correspondent clients acquired from Ameritrade.

Net interest revenue allocated to the clearing segment decreased 35% in the three-months ended March 28, 2008 over the same period last fiscal year. Net interest decreased primarily due to the decrease in the spread we earned on correspondent customer margin and credit balances due to the overall reduction in interest rates. Also, there were three additional interest days in third quarter of fiscal 2007 when compared to the third quarter of fiscal 2008, which contributed to the decrease.

Operating expenses were up for the three-months ended March 28, 2008 compared to the same period last fiscal year due primarily to increased commission and employee compensation, related to the hiring of a new head of clearing, as well as information technology and operating expenses allocated to our clearing segment.

Correspondent count was down for the three-months ended March 28, 2008 versus the same period last fiscal year primarily due to correspondents we terminated as well as from correspondents leaving the brokerage business.

Nine-months Ended:

The following is a summary of the results for the clearing segment for the nine-months ended March 28, 2008 compared to the nine-months ended March 30, 2007 (dollars in thousands):

	Nine Months Ended
	March 28, 2008	March 30, 2007	Increase/ (Decrease)	% Change
Net revenue from clearing services	$10,628	$9,109	$1,519	17%
Net interest	10,692	11,594	(902)	(8)
Other	7,643	7,759	(116)	(1)

Net revenues	28,963	28,462	501	2

Operating expenses	18,770	14,014	4,756	34

Pre-Tax Income	$10,193	$14,448	$(4,255)	(29)%

Average customer margin balance	$185,000	$198,000	$(13,000)	(7)%

Average customer funds on deposit	$326,000	$365,000	$(39,000)	(11)%

The following table reflects the number of client transactions processed for the nine-month periods ended March 28, 2008 and March 30, 2007.

	Nine Months Ended March 28, 2008	Nine Months Ended March 30, 2007
Tickets for high-volume trading firms	23,340,014	11,456,086
Tickets for general securities broker/dealers	852,413	661,013

Total tickets	24,192,427	12,117,099

The clearing segment posted an increase in net revenue of 2% and a decrease in pretax income of 29%. Tickets processed increased dramatically over the prior fiscal year due to increased volume from day trading customers; however, clearing revenue per ticket was down over the prior fiscal year as these customers are charged substantially lower rates than our general securities clients. Revenue per ticket was $0.44 for the first nine-months of fiscal 2008 versus $0.75 per ticket for the first nine-months of fiscal 2007. Net revenues from clearing services were up despite this decrease due to the increased volume from day trading firms, and increased revenue from correspondent clients acquired from Ameritrade. In the prior fiscal year, these correspondents were charged reduced introductory clearing rates. Additionally, fiscal 2008 included $349,000 in fees for clearing a large underwriting transaction.

Net interest revenue allocated to the clearing segment decreased 8% in the nine-months ended March 28, 2008 over the same period last fiscal year. Net interest decreased primarily due to the decrease in the spread we earned due to the overall reduction in interest rates, as discussed above.

Operating expenses were up for the nine-months ended March 28, 2008 by 34% when compared to the same period last fiscal year due primarily to commission and employee compensation, related to the hiring of a new head of clearing, as well as information technology and operating expenses allocated to our clearing segment.

Retail:

Three-months Ended:

The following is a summary of the results for the retail segment for the three-months ended March 28, 2008 and March 30, 2007 (dollars in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007	% Change
Private Client Group (PCG)
Commissions	$5,576	$5,981	(7)%
Advisory fees	1,432	1,145	25
Insurance products	767	708	8
Other	126	251	(50)
Net interest revenue	736	947	(22)

	8,637	9,032	(4)

Independent registered representatives (SWSFS)
Commissions	5,777	6,209	(7)
Advisory fees	1,023	770	33
Insurance products	2,239	1,936	16
Other	90	284	(68)
Net interest revenue	488	805	(39)

	9,617	10,004	(4)
Other	911	764	19

Total net revenues	19,165	19,800	(3)

Operating expenses	17,188	16,793	2

Pre-tax income	$1,977	$3,007	(34)%

Average customer margin balances	$90,000	$89,000	1%

Average customer funds on deposit	$146,000	$137,000	7%

Private Client Group representatives	100	88	14%

SWSFS representatives	328	387	(15)%

Net revenues in the retail segment were down 3% for the three-months ended March 28, 2008 over the same period last fiscal year. The decrease was driven by a decrease in commissions for both the PCG group and our SWSFS group of 7% each, despite the increase in representatives for the PCG group from 88 at March 30, 2007 to 100 at March 28, 2008. The decrease for SWSFS was driven by a decrease in the number of representatives of 15% and a decrease in assets under management of 4% from March 30, 2007 to March 28, 2008. Assets under management in the retail segment were $6.9 billion at March 28, 2008 and $7.1 billion at March 30, 2007.

The decrease in commissions is offset by an increase in advisory fee revenue of 30% (PCG of 25% and SWSFS of 33%) from March 30, 2007 to March 28, 2008. This increase was due to increases in managed accounts and advisory fees and money market fees. Additionally, insurance product revenue increased 15% from March 30, 2007 to March 28, 2008.

Net interest revenue allocated to the retail segment decreased 34% for the three-months ended March 28, 2008 over the same period of last fiscal year. This decrease is primarily due to a reduced spread earned.

Operating expenses increased 2% for the three-months ended March 28, 2008 over the same period last year due to increased information technology expenses allocated to the segment.

Nine-months Ended:

The following is a summary of the results for the retail segment for the nine-months ended March 28, 2008 and March 30, 2007 (dollars in thousands):

	Nine Months Ended
	March 28, 2008	March 30, 2007	% Change
Private Client Group (PCG)
Commissions	$18,597	$17,940	4%
Advisory fees	4,206	3,398	24
Insurance products	2,548	2,733	(7)
Other	462	707	(35)
Net interest revenue	2,269	2,729	(17)

	28,082	27,507	2

Independent registered representatives (SWSFS)
Commissions	17,999	16,380	10
Advisory fees	2,799	2,289	22
Insurance products	6,259	5,562	12
Other	673	760	(11)
Net interest revenue	2,147	2,286	(6)

	29,877	27,277	10
Other	2,769	2,261	23

Total net revenues	60,728	57,045	7

Operating expenses	51,449	47,480	8

Pre-tax income	$9,279	$9,565	(3)%

Average customer margin balances	$82,000	$93,000	(12)%

Average customer funds on deposit	$137,000	$145,000	(6)%

Net revenues in the retail segment were up 7% for the nine-months ended March 28, 2008 over the same period last fiscal year driven by increased commission revenue and investment banking and advisory fees offset by a decrease in other revenue and net interest revenue. The increases in commission revenue and advisory fees are due to an increase in the number of registered representatives for our PCG group and increased productivity for SWSFS despite the decrease in representatives, as well as increased money market fund balances.

Net interest revenue allocated to the retail segment decreased 13% in the nine-months ended March 28, 2008 over the same period of last fiscal year. This decrease is primarily due to a reduced spread earned on customer assets as well as reduced margin balances.

Operating expenses increased 8% from the nine-month period ending March 30, 2007 to March 28, 2008. This increase is primarily due to a 9% increase in commission expense, which is the primary component of operating expenses in the retail segment as well as an increase in allocated information technology expenses.

Institutional:

Three-months Ended:

The following is a summary of the results for the institutional segment for the three-months ended March 28, 2008 and March 30, 2007 (dollars in thousands):

	Three Months Ended
	March 28, 2008	March 30, 2007	% Change
Commissions
Taxable fixed income	$8,222	$3,045	170%
Municipal distribution	2,780	1,567	77
Portfolio trading	4,839	5,057	(4)
Other	4	4	—

	15,845	9,673	64

Investment banking fees	4,010	4,859	(17)
Net gains on principal transactions	2,185	2,369	(8)
Other	320	266	20
Net interest revenue	11,407	4,957	130

Total net revenues	33,767	22,124	53

Operating expenses	20,231	15,912	27

Pre-tax income	$13,536	$6,212	118%

Taxable fixed income representatives	26	28	(7)%

Municipal distribution representatives	20	17	18%

Net revenues from the institutional segment increased 53% while pre-tax income was up 118% in the three-months ended March 28, 2008. Commissions in the institutional segment were up 64% for the three-months ended March 28, 2008 over the same period last fiscal year as volumes in both the taxable fixed income and municipal areas improved. These increases were offset by a decrease in the portfolio trading area due to a 150% decline in the number of trades processed. Investment banking fees were down 17% for the three-months ended March 28, 2008 driven by a decrease in public finance and corporate finance advisory fees of $882,000. This decrease is due to a decrease in the number of new issues completed in the third quarter of fiscal 2008 compared to the same period last year.

Net gains on principal transactions were down 8% mainly due to lower inventories in fiscal 2008 which have reduced trading profits in the taxable fixed income units. The decrease in the taxable fixed income business unit was offset by increased trading profit in the municipal business unit. This increase is due to increased volumes and wider interest spreads from this same period last year.

In the three-months ended March 28, 2008, net interest revenue in the institutional segment increased 130% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This increase is primarily due to a 78 basis point increase in the spread earned on securities lending balances, as well as higher average balances. Net interest revenue also increased in the municipal business unit due to investments in tax-exempt municipal auction rate bonds.

The following table sets forth the number and dollar amounts of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended March 28, 2008 and March 30, 2007:

	Three-Months Ended
	March 28, 2008	March 30, 2007
Number of Issues	140	152
Aggregate Amount of Offerings	$14,634,822,000	$19,649,423,000

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	March 28, 2008	March 30, 2007
Average interest-earning assets:
Stock borrowed	$3,083,000	$2,845,000

Average interest-bearing liabilities:
Stock loaned	3,046,000	2,808,000

Operating expenses were up 27% for the three-months ended March 20, 2007 versus the same period last fiscal year primarily due to increases in commission expense and incentive compensation. Both have increased due to the increase in revenue produced by the institutional segment. The increase is offset by a decrease in floor brokerage expenses due to a refund received in the third quarter of fiscal 2008 from the DTCC, a decrease in state taxes, a decrease in promotional expenses and a decrease in operating expenses allocated to the institutional segment.

Nine-months Ended:

The following is a summary of the results for the institutional segment for the nine-months ended March 28, 2008 and March 30, 2007 (dollars in thousands):

	Nine Months Ended
	March 28, 2008	March 30, 2007	% Change
Commissions
Taxable fixed income	$19,491	$11,236	73%
Municipal distribution	6,772	4,210	61
Portfolio trading	12,407	15,186	(18)
Other	13	9	44

	38,683	30,641	26

Investment banking fees	15,988	17,423	(8)
Net gains on principal transactions	5,388	12,425	(57)
Other	816	846	(4)
Net interest revenue	25,104	16,795	49

Total net revenues	85,979	78,130	10

Operating expenses	55,084	53,698	3

Pre-tax income	$30,895	$24,432	26%

Net revenues from the institutional segment increased 10% while pre-tax income was up 26% in the nine-months ended March 28, 2008 versus the same period last fiscal year. Commissions in the institutional segment were up 26% for the nine-months ended March 28, 2008 over the same period last fiscal year as volumes in both the taxable fixed income and municipal areas improved. Additionally, there was an increase in municipal sales personnel which contributed to the increase in commissions over the prior fiscal year. Commissions for portfolio trading were down due to a decrease in the number of trades processed, as discussed above. Investment banking fees were down 8% for the nine-months ended March 28, 2008 over the same period last fiscal year primarily due to reduced fees from corporate finance transactions.

Net gains on principal transactions were down 57% mainly due to lower inventories in fiscal 2008 which have reduced trading profits in the taxable business unit by $6,354,000. Additionally, fiscal 2007 included a $2,700,000 fee for a commercial mortgage backed restructuring transaction. We have lowered our inventory balances in order to manage our exposure to the credit markets and fluctuations in U.S. interest rates.

In the nine-months ended March 28, 2008, net interest revenue in the institutional segment increased 49% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities as well as by trading activity in the fixed income businesses. As discussed above, this increase is primarily due to an increase in the spread earned on stock borrow balances offset by a reduction in the taxable fixed income business unit due to the reduction in inventory balances.

The following table sets forth the number and dollar amounts of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the nine-month periods ended March 28, 2008 and March 30, 2007:

	Nine Months Ended
	March 28, 2008	March 30, 2007
Number of Issues	432	451
Aggregate Amount of Offerings	$36,944,094,000	$39,337,724,000

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	March 28, 2008	March 30, 2007
Average interest-earning assets:
Stock borrowed	$3,076,000	$2,958,000

Average interest-bearing liabilities:
Stock loaned	3,039,000	2,908,000

Operating expenses were up 3% for the nine-months ended March 28, 2008 versus the same period last year primarily due to an increase in incentive compensation due to the restructuring of trading compensation, rent expense and quotation expense due to an increase in the number of branches from the prior year and an increase in clearing charges due to the increase in volume. These increases were offset by a decrease in commissions and operating expenses allocated to the institutional segment.

Banking:

Three-months Ended:

The following is a summary of the results for the banking segment for the three-month periods ended March 31, 2008 and March 31, 2007 (dollars in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007	% Change
Net interest revenue	$12,296	$11,741	5%
Other	1,578	524	201

Total net revenues	13,874	12,265	13

Operating expenses	9,074	6,537	39

Pre-Tax Income	$4,800	$5,728	(16)%

The Bank’s net revenue increased 13% for the three-months ended March 31, 2008 while pre-tax income decreased 16% over the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 16.6% of consolidated net revenue for the three-months ended March 31, 2008 and 18.5% for the three-month period ended March 31, 2007. The increase in net interest revenue is due primarily to an increase in loan volume. Other revenue significantly increased due to the gain of $666,000 on the sale of the assets of the Bank’s factoring business in March 2008.

The Bank’s operating expenses were up 39% for the three-month period ended March 31, 2008 over the same period last year. This increase is due to an increase of $739,000 in the provision for loan losses as well as increased compensation of $758,000, from additional headcount, and real-estate fees and other expenses of $634,000. See additional discussion on the allowance for loan losses at “Financial Condition-Loans and Allowance for Probable Loan Losses.”

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2008 and March 31, 2007 (dollars in thousands):

	Three Months Ended
	March 31, 2008			March 31, 2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:
Real estate – mortgage	$341,484	$6,835	8.1%	$152,595	$3,609	9.6%
Real estate – construction	200,464	3,532	7.1	229,474	5,391	9.5
Commercial	399,128	7,884	7.9	307,231	7,049	9.3
Individual	6,266	123	7.9	6,440	125	7.8
Land	167,310	3,103	7.5	134,471	3,279	9.9
Federal Funds sold	15,289	132	3.5	86,615	1,063	5.0
Interest bearing deposits in banks	29,873	98	1.3	17,472	247	5.7
Investments - other	6,666	45	2.7	3,478	48	5.7

	1,166,480	$21,752	7.5%	937,776	$20,811	9.0%

	Three Months Ended
	March 31, 2008			March 31, 2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Non-interest-earning assets:
Cash and due from banks	34,627			8,441
Other assets	28,359			22,470

	$1,229,466			$968,687

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:
Certificates of deposit	$89,562	1,013	4.6%	$79,091	865	4.4%
Money market accounts	39,974	289	2.9	28,582	234	3.3
Interest-bearing demand accounts	62,292	339	2.2	93,037	1,019	4.4
Savings accounts	779,779	6,615	3.4	578,322	6,240	4.4
Federal Home Loan Bank advances	98,896	1,199	4.9	55,794	723	5.3
Federal Funds purchased	90	1	3.0	—	—	—

	1,070,593	9,456	3.6%	834,826	9,081	4.4%

Non-interest-bearing liabilities:
Non interest-bearing demand accounts	46,805			44,058
Other liabilities	5,883			7,628

	1,123,281			886,512
Stockholders’ equity	106,185			82,175

	$1,229,466			$968,687

Net interest income		$12,296			$11,730

Net yield on interest-earning assets			4.2%			5.1%

Interest rate trends, changes in the economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the three-months ended March 31, 2008 is down from the same period last year as reduced interest rates affect the Bank’s floating rate assets immediately while deposits from brokerage customers reprice more slowly.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three months ended
	March 31, 2008 compared to March 31, 2007
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Real estate - mortgage	$3,226	$4,516	$(586)	$(704)
Real estate - construction	(1,859)	(689)	(1,397)	227
Commercial	835	2,132	(1,042)	(255)
Individual	(2)	(3)	1	—
Land	(176)	810	(815)	(171)
Federal Funds sold	(931)	(885)	(324)	278
Interest bearing deposits in banks	(149)	177	(192)	(134)
Investments - other	(3)	42	(25)	(20)

	$941	$6,100	$(4,380)	$(779)

	Three months ended
	March 31, 2008 compared to March 31, 2007
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest expense:
Certificates of deposit	$148	$116	$22	$10
Money market accounts	55	94	(29)	(10)
Interest-bearing demand accounts	(680)	(340)	(523)	183
Savings accounts	375	2,198	(1,390)	(433)
Federal Home Loan Bank advances	476	320	(4)	160
Federal Funds Purchased	1	—	—	1

	375	2,388	(1,924)	(89)

Net interest income	$566	$3,712	$(2,456)	$(690)

Nine-months Ended:

The following is a summary of the results for the banking segment for the nine-month periods ended March 28, 2008 and March 30, 2007 (dollars in thousands):

	Nine Months Ended
	March 31, 2008	March 31, 2007	% Change
Net interest revenue	$36,381	$35,676	2%
Other	2,854	1,884	51

Total net revenues	39,235	37,560	4

Operating expenses	25,268	18,864	34

Pre-Tax Income	$13,967	$18,696	(25)%

The Bank’s net revenue increased 4% for the nine-months ended March 31, 2008 while pre-tax income decreased 25% over the same period last year.

Net interest revenue generated by the Bank accounted for approximately 17.0% of consolidated net revenue for the nine-months ended March 31, 2008 and 17.1% for the nine-month period ended March 31, 2008. The increase in net interest is due primarily to the growth in warehouse lending and other loan volume, offset by a reduced interest spread. Other revenue also increased 51% due to the gain of $666,000 on the sale of assets of the Bank’s factoring business in March 2008.

The Bank’s operating expenses were up 34% for the nine-month period ended March 31, 2008 over the same period last year. This increase is due primarily to an increase in the provision for loan losses of $1,763,000 from the nine-months ended March 31, 2007 to the nine-months ended March 31, 2008. There was also an increase in employee compensation of $1,800,000 due to an increase in hiring at the Bank, including six new commercial lenders, as well as an increase in fees and other expenses of $1,339,000. See additional discussion on the allowance for loan losses at “Financial Condition-Loans and Allowance for Probable Loan Losses.”

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the nine-month periods ended March 31, 2008 and March 31, 2007 (dollars in thousands):

	Nine Months Ended
	March 31, 2008			March 31, 2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:
Real estate – mortgage	$263,555	$17,375	8.8%	$156,803	$11,099	9.4%
Real estate – construction	214,546	12,689	7.9	220,233	15,896	9.6
Commercial	361,880	23,438	8.6	297,887	21,400	9.6
Individual	6,285	375	8.0	6,764	397	7.8
Land	153,297	9,912	8.6	131,933	9,729	9.8
Federal Funds sold	68,847	2,540	4.9	43,017	1,567	4.9
Interest bearing deposits in banks	18,705	432	3.1	44,633	1,774	5.3
Investments - other	6,199	190	4.1	3,438	134	5.2

	1,093,314	$66,951	8.2%	904,708	$61,996	9.1%

Non-interest-earning assets:
Cash and due from banks	35,166			10,117
Other assets	23,391			21,910

	$1,151,871			$936,735

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:
Certificates of deposit	$83,383	2,879	4.6%	$81,533	2,574	4.2%
Money market accounts	36,466	876	3.2	28,569	712	3.3
Interest-bearing demand accounts	62,018	1,583	3.4	75,350	1,998	3.5
Savings accounts	740,994	22,138	4.0	562,839	18,988	4.5
Federal Home Loan Bank advances	80,646	3,092	5.1	55,150	2,059	5.0
Federal Funds purchased	52	2	4.1	—	—	—

	1,003,559	30,570	4.1%	803,441	26,331	4.4%

Non-interest-bearing liabilities:
Non interest-bearing demand accounts	46,371			48,424
Other liabilities	6,899			7,270

	1,056,829			859,135
Stockholders’ equity	95,042			77,600

	$1,151,871			$936,735

Net interest income		$36,381			$35,665

Net yield on interest-earning assets			4.4%			5.3%

Interest rate trends, changes in the economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the nine-months ended March 31, 2008 is down from the same period last fiscal year as reduced interest rates affect the Bank’s floating rate assets immediately while deposits from brokerage customers reprice more slowly.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Nine months ended
	March 31, 2008 compared to March 31, 2007
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Real estate - mortgage	$6,276	$7,584	$(774)	$(534)
Real estate - construction	(3,207)	(412)	(2,893)	98
Commercial	2,038	4,614	(2,132)	(444)
Individual	(22)	(28)	6	—
Land	183	1,581	(1,210)	(188)
Federal Funds sold	973	944	19	10
Interest bearing deposits in banks	(1,342)	(1,034)	(748)	440
Investments - other	56	50	(34)	40

	$4,955	$13,299	$(7,766)	$(578)

Interest expense:
Certificates of deposit	$305	$59	$239	$7
Money market accounts	164	197	(26)	(7)
Interest-bearing demand accounts	(415)	(355)	(77)	17
Savings accounts	3,150	6,032	(2,196)	(686)
Federal Home Loan Bank advances	1,033	986	121	(74)
Federal Funds purchased	2	—	—	2

	4,239	6,919	(1,939)	(741)

Net interest income	$716	$6,380	$(5,827)	$(163)

Other:

Three-months Ended:

Pre-tax loss from the other category was $9.4 million for the three-months ended March 28, 2008 compared to $8.5 million for the same period last fiscal year. The change is primarily due to a decrease in income from the deferred compensation investment of $846,000, an increase in legal and other expenses of $656,000, and a decrease in investment loss of $220,000 related to CSS.

Nine-months Ended:

Pre-tax loss from the other category was $26.6 million for the nine-months ended March 28, 2008 compared to $21.8 million for the same period last fiscal year. Fiscal 2007 included proceeds from a company-owned life insurance policy of $2,276,000 in addition to a $2,747,000 gain on the valuation of NYX stock not included in the current period due to the transfer of ownership of the NYX stock from Southwest Securities to SWS Group in the first quarter of fiscal 2008.

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

Loans receivable at March 31, 2008 and June 30, 2007 are summarized as follows (in thousands):

	March 31, 2008	June 30, 2007
Real estate – mortgage	$426,280	$201,635
Real estate – construction	253,583	284,969
Commercial	370,799	262,233
Individuals	6,158	4,810
Land	167,053	150,403

	$1,223,873	$904,050

The following table shows the scheduled maturities of certain loans at March 31, 2008 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$201,688	$25,401	$26,494	$253,583
Commercial	79,791	149,683	141,325	370,799

Total	$281,479	$175,084	$167,819	$624,382

Amount of loans based upon:
Floating or adjustable interest rates	$254,117	$119,774	$126,754	$500,645
Fixed interest rates	27,362	55,310	41,065	123,737

Total	$281,479	$175,084	$167,819	$624,382

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

Non-performing assets as of March 31, 2008 and June 30, 2007 are as follows (dollars in thousands):

	March 31, 2008	June 30, 2007
Loans accounted for on a non-accrual basis
1-4 family	$1,420	$1,064
Lot and land development	5,359	1,714
Multifamily	—	4,758
Interim construction	4,387	5,616
Commercial real estate	4,559	5,012
Commercial loans	759	922
Consumer loans	15	51

	$16,499	$19,137

	March 31, 2008	June 30, 2007
Loans past due 90 days or more, not included above	$2	$32

Non-performing loans as a percentage of total gross loans	1.3%	2.1%

Troubled debt restructurings	$12,939	$2,431

Total non-performing assets	$29,440	$21,600

Total non-performing assets as a percentage of total assets	2.3%	2.0%

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 31, 2008 and March 31, 2007 is as follows (dollars in thousands):

	Three Months Ended March,		Nine Months Ended March 31,
	2008	2007	2008	2007
Balance at beginning of period	$6,012	$5,497	$5,497	$5,047
Charge-offs:
Commercial, financial and agricultural	(28)	—	(576)	(110)
Real estate-construction	(136)	—	(829)	—
Real estate-mortgage	(23)	—	(23)	(224)
Individuals	—	(22)	(17)	(31)

	(187)	(22)	(1,445)	(365)

Recoveries:
Construction	4	4	4	16
Mortgage	—	—	—	2
Commercial, financial and agricultural	6	81	41	145

	10	85	45	163

Net (charge-offs) recoveries	(177)	63	(1,400)	(202)
Additions charged to operations	676	(63)	2,414	652

Balance at end of period	$6,511	$5,497	$6,511	$5,497

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.02)%	0.01%	(0.14)%	(0.02)%

The allowance for probable loan losses is applicable to the following types of loans as of March 31, 2008 and June 30, 2007 (dollars in thousands):

	March 31, 2008		June 30, 2007
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$3,690	30.4%	$2,795	29.1%
Real estate – construction	1,062	20.7	1,087	31.5
Real estate – mortgage & land	1,712	48.4	1,588	38.9
Individuals	47	0.5	27	0.5

	$6,511	100.0%	$5,497	100.0%

Deposits: Average deposits and the average interest rate paid on the deposits for the three and nine-month periods ended March 31, 2008 and March 31, 2007 can be found in the discussion of the banking segment’s net interest income under the caption “Results of Operations-Segment-Banking.”

Certificates of deposit of $100,000 or greater were $34,966,000 and $24,427,000 at March 31, 2008 and June 30, 2007, respectively. The Bank funds its loans primarily through funds on deposit in interest bearing checking account from Southwest Securities’ brokerage customers and internally generated deposits. The Bank also utilizes short- and long-term Federal Home Loan Bank (“FHLB”) borrowings to match long term fixed rate loan fundings. The Bank has $854,000,000 in funds on deposit from customers of Southwest Securities at March 31, 2008. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Short Term Borrowings and Advances from Federal Home Loan Bank: This table represents short term borrowings and advances from the FHLB which were due within one year during the three and nine-month periods ended March 31, 2008 and March 31, 2007 (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$38,838	2.7%	$544	3.3%	$38,838	2.7%	$544	3.3%
Average during period	19,379	3.4%	2,511	3.2%	7,380	3.4%	8,367	3.1%
Maximum balance during period	115,163	—	6,076	—	115,163	—	18,127	—

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

Short-Term Borrowings: We have credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At March 28, 2008, the amount outstanding under these secured arrangements was $89,900,000, which was collateralized by securities held for firm accounts valued at $166,510,000.

We had $250,000 outstanding under unsecured letters of credit at March 28, 2008, pledged to support our open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At March 28, 2008 we had an additional unsecured letter of credit issued for a sub-lease of space preciously occupied by a former subsidiary in the amount of $429,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we have a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. There was $10,000,000 outstanding on this line in addition to $679,000 of unsecured letters of credit at March 28, 2008. At March 28, 2008, the total amount available for borrowings was $9,321,000.

We have an irrevocable letter of credit agreement aggregating $60,000,000 at March 28, 2008 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, (0.5% at March 28, 2008), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $82,931,000 at March 28, 2008.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, federal funds sold, balances in due from bank accounts and cash on hand. In addition, the Bank has borrowing capacity with the FHLB and a $30,000,000 federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed. The amount available at March 31, 2008 under this line of credit is $26,819,000. The net available borrowing capacity at FHLB at March 31, 2008 is $403,101,000. Management believes that the Bank’s present liquidity position is adequate to meet its needs over the next twelve months.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At March 31, 2008, $853,994,000 of the Bank’s deposits were from broker customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank has historically met all the capital adequacy requirements to which it is subject.

Borrowings: The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At March 31, 2008, the amount outstanding under this line of credit was $3,181,000.

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

Cash Flow

Net cash used in operating activities was $243,934,000 for the nine-months ended March 28, 2008 and net cash provided by operating activities was $59,652,000 for the nine-months ended March 30, 2007. The primary reasons for the decrease in cash from operating activities from fiscal 2007 to fiscal 2008 were:

•	an increase in the Bank’s investments in loans held for sale; and

•	an increase in securities owned of $105,136,000.

Net cash used in investing activities for the nine-month periods ended March 28, 2008 and March 30, 2007 was $136,242,000 and $101,086,000, respectively. The primary reason for the increase in cash used for investing activities was an increase in the net amount invested in loans at the Bank of $42,000,000.

Net cash flows provided by financing activities totaled $279,818,000 for the nine-month period ended March 28, 2008 compared to $121,343,000 for the nine-month period ended March 30, 2007. The primary reasons for the increase in cash from financing activities is from increased short-term borrowings, an increase in deposits, and an increase in advances from FHLB. This is offset by a reduction in securities sold under agreements to repurchase, a decrease in the proceeds received on the exercise of stock options and the purchase of treasury stock related to our stock repurchase plan.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2008.

Treasury Stock

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month time period beginning January 14, 2008 and ending on June 30, 2009. The 750,000 shares authorized for purchase are in addition to the Company’s 500,000 share stock repurchase program, which began on January 1, 2007 and expires on June 30, 2008, and which authorizes the purchase of shares of SWS common stock in the open market. During the third quarter of fiscal 2008, we repurchased 551,406 shares at a cost of $6,102,000 or $11.07 per share.

Additionally, the trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. In the third quarter of fiscal 2008, 25,000 shares were purchased at a cost of $281,000, or $11.21 per share, and no shares were distributed pursuant to the plan.

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to us to cover the tax liabilities arising from such vesting. As a result, in the nine-month period ended March 28, 2008, 17,142 shares were repurchased by us with a market value of $335,784 or an average of $19.59 per share to cover tax liabilities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	0.42%
+200	0.78%
+100	0.16%
0	0%
-100	-0.40%
-200	-1.02%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at March 28, 2008 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans	$960,216	$26,504	$43,573	$200,091
Securities and FHLB Stock	8,636	—	—	267
Interest Bearing Deposits	3,455	—	—	—

Total Earning Assets	972,307	26,504	43,573	200,358

Interest Bearing Liabilities:
Transaction Accounts and Savings	907,702	—	—	—
Certificates of Deposit	35,698	37,902	15,134	3,311
Borrowings	38,814	24	12,619	72,201

Total Interest Bearing Liabilities	982,214	37,926	27,753	75,512

GAP	$(9,907)	$(11,422)	$15,820	$124,846

Cumulative GAP	$(9,907)	$(21,329)	$(5,509)	$119,337

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

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$67	$11,083	$7,975	$6,147	$25,272
Auction rate municipal bonds	137,493	—	—	—	137,493
U.S. Government and Government agency obligations	5,623	(3,256)	(2,984)	(8,263)	(8,880)
Corporate obligations	2,207	(1,874)	547	16,556	17,436

Total debt securities	145,390	5,953	5,538	14,440	171,321
Corporate equity	—	—	—	5,261	5,261
Other	2,617	—	—	—	2,617

	$148,007	$5,953	$5,538	$19,701	$179,199

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	19.5%	3.0%	3.8%	5.0%	3.8%
Auction rate municipal bonds	9.7%	—	—	—	9.7%
U.S. Government and Government agency obligations	7.1%	2.5%	3.8%	5.2%	4.4%
Corporate obligations	9.2%	4.9%	6.8%	5.7%	6.1%
Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$7,740	$7,740

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

Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	the interest rate environment;

•	the volume of trading in securities;

•	the liquidity in capital markets;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in the North Texas area and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements; and

•	the ability to attract and retain key personnel.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

Additionally, factors which may cause actual results to differ materially from our forward-looking statements include those factors discussed in this report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “Risk Management” and “Critical Accounting Policies and Estimates” and those discussed in “Risk Factors” in our annual report on Form 10-K filed with the SEC and our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management.”

Item 4.	Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Securities Exchange Act of 1934) as of March 28, 2008. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 28, 2008, such disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in the reports SWS submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Securities Exchange Act of 1934) during the three-month period ended March 28, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table provides information about our purchases during the quarter ended March 28, 2008 of our equity securities registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(1)
01/01/08 to 01/25/08	349,423	$11.19	349,423	900,577
01/26/08 to 02/29/08	—	—	—	900,577
03/01/08 to 03/28/08	201,633	10.87	201,633	698,944

	551,056	$11.07	551,056

(1)

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the Company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month time period beginning January 14, 2008 and ending on June 30, 2009. The 750,000 shares authorized for purchase are in addition to the Company’s prior stock repurchase program, beginning on January 1, 2007 and expiring on June 30, 2008, which authorizes the purchase of 500,000 shares of SWS common stock in the open market.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

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

SWS Group, Inc.
(Registrant)

May 7, 2008	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

May 7, 2008	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

May 7, 2008	/S/ Stacy Hodges
Date	(Signature)
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