Form 10-K
period 2008-06-27
SWS GROUP INC
filed 2008-09-05
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-19483

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates on December 31, 2007 was $326,545,000 based on the closing price of the registrant’s common stock, $12.67 per share, reported on the New York Stock Exchange on December 31, 2007.

As of August 29, 2008, there were 27,438,745 shares of the registrant’s common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 20, 2008 are incorporated by reference into Part III of this report on Form 10-K.

SWS GROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain “forward-looking” information. These statements may relate to anticipated changes in revenues or earnings per share, anticipated changes in our businesses, operations or in anticipated expense levels, or in expectations regarding financial and other market conditions. We caution readers that any forward-looking information we provide is not a guarantee of future performance. Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

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

Factors which may cause actual results to differ materially from forward-looking statements include those factors discussed in this report in the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “-Risk Management,” and “-Critical Accounting Policies and Estimates” and those discussed in our other reports filed with and available from the Securities and Exchange Commission (the “SEC”). All forward-looking statements we make speak only as of the date on which they are made, and, except as required by law, we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

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

Our principal executive offices are located at 1201 Elm Street, Suite 3500, Dallas, Texas 75270. Our telephone number is (214) 859-1800 and our website is www.swsgroupinc.com. We do not intend for information contained on our website to be part of this Form 10-K. We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room.

The SEC also maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we (together with other issuers) file electronically. The SEC’s Internet site is www.sec.gov. We make available free of charge on or through our website our annual, quarterly and current reports and amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.

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

Southwest Securities provides correspondent services to securities broker/dealers and other financial institutions in 33 states, Canada and Europe. Southwest Securities serves individual investors through its Private Client Group offices in Texas, New Mexico and Oklahoma and institutional investors nationwide. Southwest Securities executes and clears securities transactions for retail and institutional clients, extends margin credit and lends securities and manages and participates in underwriting equity and fixed income securities. For the year ended June 27, 2008, revenues from Southwest Securities accounted for approximately 72% of our consolidated revenues.

We provide clearing services to over 200 correspondent broker/dealers and registered investment advisors and over 300 independent registered representatives, as well as full-service brokerage services to individual and institutional investors. Clearing involves maintaining accounts, processing securities transactions, extending margin loans and performing a variety of administrative services as agent for our correspondent broker/dealers and their clients.

We operate two other broker/dealer subsidiaries which are registered with FINRA. SWS Financial Services, Inc. (“SWS Financial”) contracts with over 300 individual registered representatives (who are FINRA licensed salespersons) for the administration of their securities business. While these registered representatives must conduct all of their securities business through SWS Financial, they may conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities’ registered representatives to compensate them for their added expenses. SWS Financial is a correspondent of Southwest Securities.

SWS Group purchased M.L. Stern & Co., LLC and its wholly-owned subsidiary Tower Asset Management, LLC (collectively, “M.L. Stern”) after the close of business on March 31, 2008. M.L. Stern purchases and sells municipal, federal and corporate bonds, mutual funds, unit trusts, closed end funds, insurance, equities and various other investment securities at wholesale and retail levels. M.L. Stern is a registered investment advisor providing investment advisory services to high net worth individuals or families who require investment expertise and personal services.

We offer full-service, traditional and Internet banking through Southwest Securities, FSB (the “Bank”). The Bank is a federally chartered savings bank organized and existing under the laws of the United States. Headquartered in Dallas, Texas, the Bank conducts business from its main operational office in Arlington, Texas and its ten banking center locations in North Texas and New Mexico and nine loan production offices in Texas and Oklahoma. In 2003, SWS Banc Holding, Inc. (“SWS Banc”) was incorporated as a wholly-owned subsidiary of SWS Group in the state of Delaware and became the sole shareholder of the Bank in 2004. The Bank’s one subsidiary, FSB Development, LLC (“FSB Development”), participates in the development of single-family residential lots. Currently, FSB Development has no investments.

The annual consolidated financial statements of SWS are prepared as of the close of business the last Friday in June. The Bank’s and M.L. Stern’s annual financial statements are prepared as of June 30.

PRODUCTS AND SERVICES

In fiscal 2008, we operated through four business segments grouped primarily by products and services. See Note 22 in the Notes to the Consolidated Financial Statements contained in this report for information regarding the revenues, income (loss) and total assets of each of our business segments.

Clearing. We provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis) including general securities broker/dealers, bank affiliated firms and firms specializing in high volume trading.

In a fully disclosed clearing transaction, the identity of the correspondent’s client is known to us and we physically maintain the client’s account and perform a variety of services as agent for the correspondent. We provide clearing and execution services for over 200 correspondents throughout the United States, Canada and Europe. Correspondent firms are charged fees based on their use of services according to a contractual schedule.

High-volume trading firms trade actively on a proprietary basis or provide services to those customers who trade actively on a daily basis. As of June 27, 2008, Southwest Securities provided clearing services for seven high-volume firms. The nature of services provided to the customers of high-volume firms and the internal costs necessary to support them are substantially different from the standard correspondent costs and services. Accordingly, fees for services to these correspondents, on a per trade basis, are discounted substantially from the fees normally charged to other customers.

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

At June 27, 2008, Southwest Securities had 13 retail brokerage offices (two located in Dallas and one each in Austin, Georgetown, Houston, Longview, Lufkin, Plano, San Antonio and Southlake, Texas; Oklahoma City, Oklahoma; and Albuquerque and Santa Fe, New Mexico) and 107 registered representatives. At that date, SWS Financial had contracts with 315 independent retail representatives. At June 30, 2008, M.L. Stern had 7 retail offices, six located in California (Beverly Hills, San Diego, San Francisco, Sacramento, Carmel and Rancho Bernardo) and one in Las Vegas, Nevada and 100 registered representatives.

Insurance. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, Southwest Insurance Agency of Alabama, Inc., (collectively, “SWS Insurance”) hold insurance agency licenses in 42 states for the purpose of facilitating the sale of insurance and annuities for our registered representatives to the retail customer. We retain no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

Managed Accounts. Through the Managed Advisors and Accounts department of Southwest Securities, we provide advisors with a wide array of products and services to enhance and grow their advisory business. Each program can be tailored to the individual client-relationship, providing the flexibility that is key to an advisor’s success. Products available include “Premier Advisors,” which gives an investor access to more than 75 of the world’s leading institutional money managers at competitive rates; and “Mutual Fund Advantage,” which offers an advisory service designed to assist investors with identifying an asset allocation strategy and developing a plan to work toward their long-term financial goals. The portfolio is professionally managed and is implemented through a broad array of pre-screened mutual funds. We also offer the “Partner” program, which offers fee-based, advisor-directed account solutions that include monthly and quarterly performance reporting.

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

Securities borrowing and lending transactions are executed pursuant to written agreements with counterparties which generally require that securities borrowed and loaned be marked-to-market on a daily basis, that excess collateral be refunded, and that deficit collateral be furnished. Collateral adjustments are made on a daily basis through the facilities of various clearinghouses. We are a principal in these securities borrowing and lending transactions and are liable for losses in the event of a failure of any other party to honor its contractual obligation. Our management sets credit limits with each counterparty and reviews these limits regularly to monitor the risk level with each counterparty.

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

Southwest Securities maintains a corporate finance branch office in Dallas, Texas and public finance branch offices in Austin, Dallas, Houston, Longview, Plano and San Antonio, Texas; Irvine, California; New York, New York; Boston, Massachusetts; Albuquerque, New Mexico; Charlotte, North Carolina; Palm Beach Gardens, Florida and Monroe, Louisiana.

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

Fixed Income Sales and Trading and Equity Trading. Our Fixed Income Group trades fixed income securities primarily for and with institutional customers. These securities include U.S. government and agency bonds, corporate bonds, municipal bonds and mortgage and asset backed securities. We discount our commissions substantially on institutional transactions. Southwest Securities has Fixed Income offices in Dallas, Texas; Chicago, Illinois; Ft. Lauderdale and Merritt Island, Florida; Encino, Mill Valley and Irvine, California; Fairfield, Connecticut; Evergreen, Colorado; Bloomfield, New Jersey; Baltimore, Maryland; Memphis, Tennessee and New York, New York.

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

The Bank also purchases participations in newly originated residential loans (1-4 families), including sub-prime loans, from various mortgage bankers. Sub-prime loans represent less than 1% of the Bank’s loans. The loans are pre-committed for sale to the secondary market and remain on the Bank’s books for an average of 14-20 days. As of the date of this report, the Bank had 131 customer/originators with national coverage. Although the Bank is exposed to credit risk before the loans are sold, there is no recourse to the Bank once the sale has closed.

The Bank operates branch offices in Arlington, Garland, Granbury, Dallas, Fort Worth and Waxahachie, Texas as well as Ruidoso, New Mexico. The Bank also operates loan production offices in Hurst, Dallas, Fort Worth Arlington, Houston, Southlake, Austin and Frisco, Texas and Oklahoma City, Oklahoma.

Margin Lending. We extend credit on a secured basis directly to our customers, both retail and institutional, the customers of correspondent firms and the correspondent firms themselves in order to facilitate customer and correspondent securities transactions. This credit, which earns interest income, is known as “margin lending” and is conducted across all of our brokerage segments. We extend margin credit to correspondent firms only to the extent that such firms pledge their own (“proprietary”) assets as collateral. Our correspondents indemnify us against margin losses on their customers’ accounts. Since we must rely on the guarantees and general creditworthiness of the correspondents, we may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

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

In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client’s indebtedness. Agreements with margin account clients permit us to liquidate clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, we may be unable to liquidate clients’ securities for various reasons including, but not limited to, a thin trading market, an excessive concentration or the issuance of a trading halt.

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

Revenues by Source

The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues from clearing operations	$13,951	3%	$12,451	3%	$14,671	4%

Commissions:
Listed equities	5,575	1%	11,856	3%	10,212	3%
Over-the-counter equities	36,545	8%	35,461	8%	35,905	9%
Corporate bonds	18,549	4%	11,004	2%	9,360	2%
Government bonds and mortgage-backed securities	10,111	2%	6,802	1%	5,252	1%
Municipal bonds	21,644	5%	8,223	2%	8,815	2%
Options	1,976	—	1,386	—	1,784	—
Mutual funds	12,981	3%	13,328	3%	11,907	3%
Other	3,987	1%	2,338	—	2,281	1%

	111,368		90,398		85,516

Interest	281,422	59%	292,062	62%	220,666	56%

Investment banking fees:
Corporate	4,239	1%	4,629	1%	1,331	—
Municipal	16,392	3%	15,742	3%	15,567	4%
Taxable fixed income	1,205	—	908	—	1,070	—
Other (trading and other)	414	—	289	—	463	—

	22,250		21,568		18,431

Advisory and administrative fees:
Money market funds	5,798	1%	4,697	1%	4,884	1%
Managed account fees	5,660	1%	4,752	1%	3,888	1%
Other	3,809	1%	2,394	1%	2,578	1%

	15,267		11,843		11,350

Net gains on principal transactions:
Equity securities	2,519	1%	2,115	—	2,177	1%
Municipal securities	2,792	1%	1,297	—	784	—
Corporate bonds	2,548	1%	1,183	—	2,378	1%
Government issues	1,593	—	8,599	2%	4,771	1%
Other	(799)	—	2,266	1%	6,392	2%

	8,653		15,460		16,502

Other:
Other fee revenue from clearing operations	14,740	3%	13,837	3%	10,831	3%
Non-interest bank revenue	4,051	1%	3,135	1%	2,672	1%
Floor brokerage	1,146	—	1,126	—	570	—
Regulatory fees	2,275	—	2,680	1%	3,437	1%
Other	2,404	—	6,338	1%	6,972	2%

	24,616		27,116		24,482

Total revenue	$477,527	100%	$470,898	100%	$391,618	100%

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

Competition for successful securities traders, stock loan professionals and investment bankers among securities firms and other competitors is intense, as is competition for experienced financial advisors. We recognize the importance of hiring and retaining skilled professionals so we invest heavily in the recruiting process. The failure to attract and retain skilled professionals could have a material adverse effect on our business and on our performance.

The Bank also operates in an intensely competitive environment. This environment includes other banks, credit unions and insurance companies. There have been numerous new entrants into the Bank’s market area over the past few years. The competition ranges from small community banks to trillion dollar commercial banks. As with the securities industry, the ability to attract and retain skilled professionals is critical to the Bank’s success. To enhance these activities the Bank utilizes SWS for assistance in recruiting and educational programs. The Bank competes for community banking customers locally based on reputation, service, location and price. The Bank also competes nationally through its purchased mortgage loan division.

REGULATION

The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC administers the federal securities laws; much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally FINRA. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities and SWS Financial are registered in all 50 states. Southwest Securities is also registered in Puerto Rico. M.L. Stern is registered in all 50 states, including the District of Columbia, except Delaware and West Virginia.

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

The USA Patriot Act of 2001 (the “Patriot Act”) imposes significant obligations to detect and deter money laundering and terrorist financing activity, including requiring banks, broker/dealers and mutual funds to obtain specific identification on customers that maintain accounts. The Patriot Act also requires us to provide employees with anti-money laundering (“AML”) training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of the AML program.

INSURANCE

Our broker/dealer subsidiaries are required by federal law to belong to the SIPC. SIPC provides protection for clients up to $500,000 each with a limitation of $100,000 for claims for cash balances for all of our broker/dealers. Southwest Securities purchases insurance which, when combined with the SIPC insurance, provides unlimited coverage for Southwest Securities and SWS Financial in certain circumstances for securities held in clients’ accounts with a $100 million aggregate limit. Upon conversion of M.L. Stern’s customer accounts to our back-office system, M.L. Stern customer accounts will be covered in a manner similar to Southwest Securities and SWS Financial accounts.

The Bank’s deposits are insured by the DIF, which is administered by the FDIC, up to applicable limits for each depositor.

EMPLOYEES

At June 27, 2008, we employed 1,193 individuals. Southwest Securities employed 727 of these individuals, 156 of whom were full-time registered representatives. In addition, 315 registered representatives were affiliated with Southwest Securities as independent contractors. The Bank employed 221 of these individuals at June 30, 2008. M.L. Stern employed 215 of these individuals, 100 of whom were full-time registered representatives at June 30, 2008.

CUSTOMERS

As of the date of this report, we provide full-service securities brokerage to approximately 55,100 client accounts (including 27,000 for M.L. Stern) and clearing services to approximately 159,000 additional client accounts. No single client constitutes a material percentage of our total business.

As of the date of this report, we provide deposit and loan services to approximately 80,500 customers through the Bank and its subsidiaries, which includes approximately 70,700 Southwest Securities’ customer accounts. No single customer constitutes a material percentage of the Bank’s total business.

TRADEMARKS

We own various registered trademarks and service marks, including “Southwest Securities,” “SWS,” “SWS Financial,” “Southwest Securities, FSB,” “M.L. Stern & Co.,” “Tower Asset Management” and “SWS Group,” which are not material to our business. We also own various design marks related to logos for various business segments.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their respective ages and positions, followed by a brief description of their business experience over the past five years. Each listed person has been elected to the indicated office by our board of directors.

Name	Age	Position
Donald W. Hultgren	51	Director, President and Chief Executive Officer
Kenneth R. Hanks	53	Executive Vice President, Chief Financial Officer and Treasurer
Timothy J. Hamick	39	Executive Vice President
Stacy M. Hodges	45	Executive Vice President
John L. Holt, Jr.	45	Executive Vice President
Daniel R. Leland	47	Executive Vice President
Richard H. Litton	61	Executive Vice President
Robert G. McBey	45	Executive Vice President
James H. Ross	58	Executive Vice President
W. Norman Thompson	52	Executive Vice President and Chief Information Officer
Paul D. Vinton	59	Executive Vice President
Allen R. Tubb	54	Vice President, General Counsel and Secretary

Donald W. Hultgren was elected President in November 2007 and Director and Chief Executive Officer in August 2002. He served as Executive Vice President and Director of Capital Markets from March 2000 to August 2002. From 1989 to 2000, Mr. Hultgren was employed by Raymond James & Associates in various capacities including Managing Director in the Healthcare sector of Corporate Finance and Director of Research. He is a member of the Certified Financial Advisors (“CFA”) Institute and a member of the Advisory Committee for the University of Texas MBA Investment Fund. He formerly served as chairman of the board for the American Heart Association, Dallas, Texas Division, and is currently on the association’s Executive Committee. He also serves on the Strategic Advisory Board of the CFA Society of Dallas/Ft. Worth.

Kenneth R. Hanks was elected Treasurer and Chief Financial Officer in August 2002 and has served as Executive Vice President since June 1996. He served as Chief Operating Officer from August 1998 to August 2002. Mr. Hanks was the Chief Financial Officer from June 1996 to August 1998 and has been a Director of Southwest Securities since June 1997. Mr. Hanks served in various executive capacities at Rauscher Pierce Refsnes, Inc., a financial services company, from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with FINRA and formerly served as a member of the NASD’s District 6 Business Conduct Committee. Mr. Hanks also currently serves on the Board of Directors of PMFG, Inc., which designs and manufactures a wide range of separation filtration equipment and environmental systems for the reduction of air pollution.

Timothy J. Hamick was elected Executive Vice President in November of 2007. He is also an Executive Vice President of Southwest Securities and heads its clearing services business. From 2004 to 2007, Mr. Hamick was the Managing Director and Head of Sales and Marketing for Broadcort, a division of Merrill Lynch & Co. From 1996 to 2004, Mr. Hamick was employed by The Chicago Corporation, an investment banking and brokerage company, and later ABN AMRO in various capacities including Executive Director and Senior Vice President of Clearing and Execution Services Division. Mr. Hamick has served as a member of the American Stock Exchange’s Retail Advisory Committee since 2001 and as the committee’s chairman in 2005. He also has served as a member of the Membership Committee and the Clearing Firms Committee of the Securities Industry and Financial Markets Association (“SIFMA”) since 2006.

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

John L. Holt, Jr. has served as Executive Vice President since November 2007 and was elected Chief Executive Officer of the Bank in September 2007. He has served as President and member of the Board of Directors of the Bank since July 2003. Prior to joining Southwest Securities, FSB, Mr. Holt served in various positions at Compass Bank from Regional Executive to Executive Vice President. Previously, Mr. Holt was with Bank of America where he directed all banking activities for more than 50 banking centers throughout Dallas/Fort Worth and Houston. Mr. Holt is currently a member of the board of directors of the Texas Banker’s Association.

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

Richard H. Litton has served as Executive Vice President and Executive Vice President of Southwest Securities for the Public Finance Division since July 1995. Beginning in September, 2007, he became primarily responsible for the entire municipal securities product area of Southwest Securities. Previously, Mr. Litton was President of a regional investment bank and headed the Municipal Group in the Southwest for Merrill Lynch. Mr. Litton served on various advisory committees for the Texas House of Representatives’ Financial Institutions Committee, is past member and director of the Municipal Advisory Council of Texas and currently serves on the Municipal Legal Advisory Committee of SIFMA.

Robert G. McBey has served as Executive Vice President since November 2007. Mr. McBey also holds the position of Executive Vice President and Director of Operations of Southwest Securities responsible for the operations and securities lending divisions. Prior to his current position, Mr. McBey served as Southwest Securities’ Chief Compliance Officer from 1998 to 2000. Mr. McBey joined Southwest Securities from Principal Financial Securities where he served from 1997 to 1998 as the Branch Manager corporate office and Senior Registered Options Principal. Before joining Principal Financial Securities, Mr. McBey was the Director of Internal Audit and the Chief Compliance Officer of Sutro & Co, a securities firm, in San Francisco, California from 1992 to 1997. An allied member of the New York Stock Exchange, Mr. McBey has been in the securities industry for over 20 years.

James H. Ross was elected President and CEO of Southwest Securities, in September 2007. He has served as Executive Vice President of SWS since November 2004. Mr. Ross was appointed the Director of the Private Client Group at Southwest Securities from March 2004 to March 2008. He has served as Chief Executive Officer of SWS Financial since March 2004. Mr. Ross came to Southwest Securities on January 5, 2004, to head the Private Client Group’s brokerage office in downtown Dallas. Prior to coming to Southwest Securities, Mr. Ross was with UBS Paine Webber, where, from April 1991 to December 2003, Mr. Ross held various positions from financial advisor to branch manager. He began his securities industry career in 1975.

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

Paul D. Vinton has served as Executive Vice President since November 1998 and as Senior Vice President of Southwest Securities since June 1995. Mr. Vinton was associated with Stephens Inc., an investment bank, in various capacities from 1993 through 1995. Mr. Vinton has been employed within the securities industry since 1972 with various firms dealing primarily in operational, clearance and settlement activities. Mr. Vinton has served on various industry group boards including, most recently, the Depository Trust Company Settlement Advisory Board.

Allen R. Tubb was elected Vice President, General Counsel and Secretary in August 2002. He joined SWS as Corporate Counsel and Secretary in October 1999. From 1979 to 1999, Mr. Tubb was employed with Oryx Energy Company and its predecessor Sun Exploration and Production Company in various capacities including Chief Counsel, Worldwide Exploration and Production. Mr. Tubb is a member of the Texas Bar Association.

ITEM 1A. RISK FACTORS

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

WE ARE SUBJECT TO RISKS SPECIFIC TO OUR INDUSTRIES

Our ability to access capital markets is dependent on market conditions and our credit standing, which could change unfavorably. Factors that are significant to the determination of our credit worthiness or otherwise affect our ability to raise financing include the level and volatility of our earnings; our relative competitive position in the markets in which we operate; our product diversification; our ability to retain key personnel; our risk profile; our risk management policies; our cash liquidity; our capital adequacy; our corporate lending credit risk; and legal and regulatory developments. A deterioration in any of these factors or combination of these factors may lead rating agencies to downgrade our credit ratings, thereby increasing our cost of obtaining funding. Additionally, market conditions can be unfavorable for our industry causing banks and other liquidity providers to reduce or limit credit to our industry segment. This could cause an increase in the cost of funding new or existing businesses.

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

Housing market fluctuations, specifically in North Texas, could adversely impact our banking business. We are subject to risks as a result of fluctuations in the housing markets. Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. North Texas currently has an oversupply of finished vacant housing which will take some time for the market to absorb. This oversupply may result in a deterioration of our residential construction loan portfolio. Though mortgage rates remain attractive and employment in North Texas remains strong, significant fluctuations in mortgage rates and high rates of unemployment could also adversely affect our loan portfolio. A prolonged downturn in the economy could have a significant adverse affect on our business, financial condition, results of operations and cash flow.

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

Our business and prospects, including our ability to attract and retain clients and employees, may be adversely affected if our reputation is harmed. Our business is subject to significant reputational risks. If we fail, or appear to fail, to deal appropriately with various legal, regulatory or business issues, our reputation, business and prospects, including our ability to attract and retain clients and employees, could be seriously harmed. This could be the case not only in situations involving actual violations of law but also in circumstances where no laws have been violated. Our reputation could be harmed in many different ways, including as a result of perceived or actual failure to address conflicts of interest or ethical issues; failure to comply with legal or regulatory requirements; allegations of money laundering; violation of privacy policies; failure to properly maintain client and employee personal information; failure to maintain adequate or accurate records; allegations of unfair sales and trading practices; and improper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Publicity of a failure to appropriately address these issues could result in litigation claims or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Legal liability or regulatory actions as a result of negative publicity could in turn cause significant additional reputational harm.

WE ARE SUBJECT TO RISKS SPECIFIC TO OUR COMPANY

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could affect the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings. Such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Our margin lending, stock lending, securities execution, bank lending and mortgage purchase businesses are all subject to credit risk. Credit risk in all areas of our business increases if securities prices decline rapidly because the value of our collateral could fall below the amount of indebtedness it secures. In rapidly appreciating markets, credit risk increases due to short positions. Our securities lending business subjects us to credit risk if a counterparty fails to perform. In securities transactions we are subject to credit risk during the period between the execution of a trade and the settlement by the customer.

Our banking group is exposed to the risk that our loan customers may not repay their loans in accordance with their terms, the collateral securing the loans may be insufficient, or our loan loss reserve may be inadequate to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. Our mortgage warehousing activities subject us to credit risk while mortgages are purchased and held for resale.

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

The Bank’s mortgage and residential construction lending business is dependent on the general health of the North Texas economy. The Bank’s residential construction, commercial real estate, commercial and mortgage lending businesses are dependent on the general health of the North Texas economy. A significant downturn in the local North Texas economy could adversely affect these lines of business, and consequently our financial condition, results of operations and cash flow.

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

Our portfolio trading business is highly price competitive and serves a very limited market. Our portfolio trading business serves one small component of the portfolio trading execution market with a small customer base and a high service model, charging competitive commission rates. Consequently, growing or maintaining market share is very price sensitive. We rely upon a high level of customer service and product customization to maintain our market share; however, should prevailing market prices fall, the size of our market segment decline or our customer base decline, our profitability would be adversely impacted.

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

Several of our product lines rely on favorable tax treatment and changes in Federal tax law could impact the attractiveness of these products to our customers. We offer a variety of services and products, such as Individual Retirement Accounts and municipal bonds that rely on favorable federal income tax treatment to be attractive to our customers. Should favorable tax treatment of these products be eliminated or reduced, sales of these products could be materially impacted, which could have a material adverse impact on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We receive from time to time written comments from the staff of the SEC regarding our periodic or current reports under the Securities Exchange Act of 1934 (the “Exchange Act”). There are no comments that remain unresolved.

ITEM 2. PROPERTIES

Our executive offices and primary operations are located in approximately 163,000 square-feet of leased space in an office building in Dallas, Texas. The lease expires in 2020. Our other office locations are leased and generally do not exceed 13,000 square feet of space. We conduct our clearing operations primarily at the Dallas headquarters, and our securities lending activities are conducted from our offices in Old Bridge, New Jersey and New York, New York.

We have 13 retail brokerage offices with ten in Texas, one in Oklahoma and two in New Mexico. In keeping with management’s goal to become the leading brokerage firm in the Southwest, we plan to expand our offices throughout the region.

We have eleven public finance branch offices, six in Texas, one in New Mexico, one in Massachusetts, one in North Carolina, one in Florida and one in California. (Public finance has two additional branches in New York and Louisiana for which SWS does not maintain an office.) We have twelve fixed income branch offices with one branch in each of Illinois, Texas, Connecticut, Colorado, Florida, New Jersey, Maryland, Tennessee and New York. We have three offices in California (fixed income has one additional branch in Florida for which SWS does not maintain an office). Our corporate finance office is located in Dallas, Texas. We also have a disaster recovery site in Dallas, Texas covering our brokerage and banking operations.

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

The Bank leases its approximately 25,000 square-foot main operational office located in Arlington, Texas, leases branch offices in Arlington, Downtown Dallas, Park Cities, Fort Worth and Garland, Texas, and Ruidoso, New Mexico and leases separate space in Arlington, Houston, Southlake, Austin, Frisco, Hurst, Fort Worth, and Dallas, Texas and Oklahoma City, Oklahoma for loan production offices. The Bank leases the land and owns the drive-in facilities located next to the main operational office in central Arlington, Texas. The Bank owns its banking facilities in Granbury, Waxahachie and South Arlington, Texas.

M.L. Stern leases approximately 28,000 square feet in their main office location in Beverly Hills, California. M.L. Stern leases five retail branch offices in San Diego, San Francisco, Sacramento, and Rancho Bernardo, California and Las Vegas, Nevada. M.L. Stern leases one additional sales branch office in Bozeman, Montana. These facilities generally do not exceed 10,000 square feet.

Management believes that our present facilities and equipment are adequate for the foreseeable future, exclusive of expansion opportunities.

ITEM 3. LEGAL PROCEEDINGS

In the general course of our brokerage business and the business of clearing for other brokerage firms, we have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violation of various federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in any material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “SWS.” At August 29, 2008, there were 293 holders of record of our common stock and approximately 6,500 beneficial holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
June 30, 2007 to June 27, 2008
Cash dividend declared per common share	$0.08	$0.08	$0.09	$0.09
Stock price range
High	$22.99	$18.99	$16.01	$19.70
Low	$16.38	$11.65	$10.13	$11.30

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
July 1, 2006 to June 29, 2007
Cash dividend declared per common share	$0.07	$0.07	$0.08	$1.08
Stock price range
High	$17.69	$24.99	$31.99	$28.22
Low	$14.45	$16.00	$22.54	$20.92

The following table provides information about purchases by SWS during the quarter ended June 27, 2008 of our equity securities registered pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
3/29/08 to 4/25/08	—	—	—	698,944
4/26/08 to 5/30/08	—	—	—	698,944
5/31/08 to 6/27/08	1,536	17.97	—	698,944

	1,536	17.97	—

(1)

All the 1,536 shares purchased during the three-month period ended June 27, 2008 were acquired from grantees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of our publicly announced program to purchase common stock.

(2)

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the Company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month time period beginning January 14, 2008 and ending on June 30, 2009. The 750,000 shares authorized for repurchase were in addition to the Company’s prior stock repurchase program, which began January 1, 2007 and expired on June 30, 2008. That plan authorized the purchase of 500,000 shares of SWS common stock in the open market.

Equity Compensation Plan Information

Restricted Stock Plan. On November 12, 2003, our stockholders approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). In November 2007, the stockholders of SWS Group approved an amendment to the plan to increase the number of shares available under the plan by 500,000. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of our common stock to our directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan is fully vested after three years, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant. At June 27, 2008, the total number of shares outstanding was 331,631 and the total number of shares available for future grants was 626,104.

Deferred Compensation Plan. On November 10, 2004, the shareholders of SWS Group approved the 2005 Deferred Compensation Plan (the “2005 Plan”), the effective date of which was January 1, 2005, for eligible officers and employees to defer a portion of their bonus compensation and commissions. The 2005 Plan was designed to comply with the American Jobs Creation Act of 2004. Contributions to the 2005 Plan consist of employee pre-tax contributions and SWS Group’s matching contributions, in the form of SWS Group stock, up to a specified limit.

The assets of the 2005 Plan include investments in SWS Group, Westwood Holdings Group, Inc. (“Westwood”), and company-owned life insurance (“COLI”). Investments in SWS Group stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the Consolidated Statements of Financial Condition. The 2005 Plan limits the number of SWS Group shares that may be issued to 375,000 shares. The number of SWS Group shares available for future issuance under the plan was 118,804 at June 27, 2008. Investments in Westwood stock are carried at market value and recorded as marketable equity securities available for sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in Other Assets in the Consolidated Statements of Financial Condition.

For the fiscal year ended June 27, 2008, approximately $9,588,000, with a market value of $10,311,000, was invested in the 2005 Plan. At June 27, 2008, funds totaling $1,936,000 were invested in 136,515 shares of our common stock. Approximately $1,996,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the 2005 Plan in fiscal year 2008.

The trustee of the 2005 Plan is Wilmington Trust Company.

Stock Option Plans. There were no active stock option plans at June 27, 2008. We eliminated the use of options as a compensation tool and currently grant restricted stock to reward and incentivize officer, employees and directors. All current outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contracted expiration date occurs. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and all options are fully vested.

We account for the plans under the recognition and measurement principles of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” See Note 1(p) in the Notes to the Consolidated Financial Statements contained in this report.

The following table sets forth certain information concerning all equity compensation plans approved by our stockholders and all equity compensation plans not approved by our stockholders as of June 27, 2008.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 27, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	697,704	(1)	$12.33	(2)	744,908	(3)
Equity compensation plans not approved by stockholders(4)	4,979		$13.73		—

	702,683		$12.34		744,908

(1)

Amount represents 561,189 shares issuable upon the exercise of options granted under the 1996 Plan and 136,515 stock units credited to participants’ accounts under the 2005 Plan (see descriptions above). The stock units credited to the participants’ accounts under the 2005 Plan are not included in the weighted average exercise price calculation.

(2)	Calculation of weighted-average exercise price does not include stock units credited to participants’ accounts under the 2005 Plan.
(3)

Amount represents 118,804 shares available for future issuance under the 2005 Plan and 626,104 shares available for future issuance under the Restricted Stock Plan. The 1996 Plan expired on February 1, 2006. Thus there are no longer any shares available for issuance. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs.

(4)

The 1997 Plan expired August 19, 2007. Thus there are no longer any shares available for issuance. All options outstanding under the 1997 Plan may still be exercised until their contracted expiration date occurs.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended June 27, 2008 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, and other financial information contained in this report.

The following items, all of which impact the comparability of the data from year-to-year, should be considered: (i) the maturation of certain derivatives in the first quarter of fiscal 2004; (ii) the closure of May Financial Corporation in the second quarter of fiscal 2004; (iii) the sale of certain assets of FSB Financial, LTD (“FSB Financial”) in the third quarter of fiscal 2006 (See additional discussion in Note 1(u) in the Notes to the Consolidated Financial Statements contained in this report) and (iv) the declaration on November 30, 2006 by our Board of Directors of a 3-for-2 stock split effected in the form of a 50% stock dividend. Additional items that should be considered are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Events and Transactions.”

(In thousands, except ratios and per share amounts)

	Year Ended
	June 27, 2008	June 29, 2007	June 30, 2006	June 24, 2005	June 25, 2004
Consolidated Operating Results:
Total revenue	$477,527	$470,898	$391,618	$326,799	$267,649
Net revenue (1)	301,631	273,615	252,944	249,692	235,006
Net income (loss) from continuing operations	30,854	37,507	28,637	28,082	(190)
Net income from discontinued operations	17	102	12,696	3,250	3,035
Extraordinary gain, net of tax of $571	1,061	—	—	—	—
Net income	31,932	37,609	41,408	31,332	2,845
Earnings per share – basic
Income (loss) from continuing operations	$1.13	$1.39	$1.09	$1.09	$(0.01)
Income from discontinued operations	—	—	0.49	0.12	0.12
Extraordinary gain	0.04	—	—	—	—
Net income	$1.17	$1.39	$1.58	$1.21	$0.11
Earnings per share – diluted
Income (loss) from continuing operations	$1.13	$1.37	$1.08	$1.08	$(0.01)
Income from discontinued operations	—	0.01	0.49	0.12	0.12
Extraordinary gain	0.04	—	—	—	—
Net income	$1.17	$1.38	$1.57	$1.20	$0.11
Weighted average shares outstanding – basic	27,228	26,972	26,162	25,819	25,653
Weighted average shares outstanding – diluted	27,378	27,284	26,420	26,096	25,917
Cash dividends declared per common share	$0.34	$1.30	$0.95	$0.27	$0.27

Consolidated Financial Condition:
Total assets	$5,118,251	$5,074,585	$4,657,851	$4,631,144	$4,740,958
Long-term debt (2)	95,194	66,989	37,341	34,808	34,990
Stockholders’ equity	323,006	306,447	289,472	265,770	250,782
Shares outstanding	27,196	27,492	26,592	25,995	25,665
Book value per common share	$11.88	$11.15	$10.89	$10.23	$9.78

Bank Performance Ratios:
Return on assets	0.6%	1.3%	1.5%	1.2%	0.8%
Return on equity	6.8%	15.3%	16.1%	13.6%	9.6%
Equity to assets ratio	8.4%	8.2%	9.6%	8.6%	8.6%

(1)	Net revenue is equal to total revenues less interest expense.
(2)	Includes subordinated notes, capital leases and Federal Home Loan Bank advances with maturities in excess of one year.

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

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements” and “Risk Factors.”

We operate through four segments grouped primarily by products, services and customer base: clearing, retail, institutional and banking.

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

Retail. We offer retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employee registered representatives and our independent contractors. This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances. We seek to grow our retail brokerage business by increasing our distribution capabilities through the recruitment of additional registered representatives. The retail segment includes M.L. Stern which purchases and sells municipal, federal and corporate bonds, mutual funds, unit trusts, closed end funds, insurance, equities and other various investment securities at the retail level, as well as providing investment advisory services to high net worth individuals or families who require investment expertise and personal services.

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

The “other” category includes SWS Group, Corporate Administration, SWS Capital and Capital Markets, which includes the financial results of SWS’ Institutional Sales & Research departments. Certain assets of this business were sold in January 2006 and as a result, the financial results of this department are included in the analysis for fiscal 2006. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”) and NYSE Euronext, Inc. (“NYX”).

Business Environment

Our business is sensitive to financial market conditions which were volatile in the last nine months of our fiscal year ended June 27, 2008 (“fiscal 2008”). Equity market indices declined from a year ago with the Dow Jones Industrial Average decreasing 15% from the end of our fiscal year ended June 29, 2007 (“fiscal 2007”) to fiscal 2008 while the Standard & Poors 500 index and the NASDAQ Composite Index fell 15% and 11%, respectively, for the same time period. Average daily volume on the New York Stock Exchange rose 21% for fiscal 2008.

Volatility in the credit markets caused disruption for the financial markets primarily due to decreased liquidity. In response to this disruption, the Federal Reserve Board (“FRB”) lowered the federal funds rate by 325 basis points since the end of fiscal 2007. Additionally, the FRB lowered collateral requirements to increase liquidity in the financial markets.

Rates on 10 year U.S. Treasury Bonds dropped 101 basis points since June 2007 while short-term treasury rates were down 327 basis points over the same period providing a much steeper yield curve than in June 2007.

Our brokerage businesses are positively impacted by active securities markets and positive directional movements in key equity indices, but negatively impacted by volatile interest rates and an inverted yield curve. The current mix of positive and negative factors adversely impacted results for our banking business while bolstering our institutional business in the current fiscal year when compared to fiscal 2007.

Any potential growth in the market in the upcoming months may be tempered by investor uncertainty resulting from the outcome of the November 2008 presidential election, the volatility in the cost of energy and commodities, unemployment and inflation concerns, as well as the housing market.

Impact of Credit Markets

Brokerage:

On the brokerage side of the business, volatility in the credit and mortgage markets primarily impacts the value of the securities we hold in our taxable and municipal fixed income trading business. At June 27, 2008, we held $181.5 million in fixed income securities. Sub-prime collateralized debt obligations are not a primary market for us and we have no proprietary structured products. In addition, we do not have any off-balance sheet risk related to any of these types of transactions.

We do trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. Inventories of these securities are priced using a third-party pricing service and are reviewed monthly to ensure reasonable valuation. At June 27, 2008, we held mortgage and asset-backed securities of approximately $12.87 million included in Securities Owned on the Consolidated Statement of Financial Condition.

In order to take advantage of some of the liquidity issues in the municipal market, we had an average of $112.9 million invested in certain auction rate municipal bonds during the fourth quarter. Most of these bonds are of investment grade quality and the lack of liquidity for these issuers led to attractive tax-free yields for the company. Management monitors these investments daily and has limited concentrations in any one issuer. Customers of Southwest Securities, SWS Financial and M.L. Stern also hold investments in auction rate securities. Our customers hold approximately $37 million in auction rate preferred securities and $22 million in auction rate bonds.

Bank:

The residential construction line of business experienced weakness during fiscal 2008. The supply of finished vacant housing units in North Texas was equivalent to 2.89 months of sales at June 30, 2008 compared to 2.95 at June 30, 2007 as published by Residential Strategies, Inc. A 2.0 -2.5 month supply is considered equilibrium. As the market continues to work through the absorption of the oversupply, we anticipate continued deterioration of our residential construction portfolio. Mortgage rates remain attractive and employment in North Texas remains strong which we believe should help mitigate any continued deterioration.

In fiscal 2008, the mortgage purchase division funded 32,530 loans totaling $6.0 billion compared to fiscal 2007 when it funded 17,833 loans totaling $3.0 billion. We finished the fiscal year with $350 million in loans outstanding in this business line compared to $148 million at the end of fiscal 2007. Our exposure to sub-prime loans in this line of business is minimal and represents less than 1% of our fundings.

Our other lines of business such as commercial real estate, commercial and small business (“SBA”) continue to experience good demand. To date, the mortgage industry problems have not had a negative impact on these lines. However, a prolonged downturn in the U.S. economy could negatively impact these lines in the future.

From September 2007 through April 2008, the prime lending rate declined 325 basis points. The lag in repricing our liabilities during this period had a negative impact on our net interest margins. Rates began to stabilize in the fourth quarter of fiscal 2008, which narrowed our lag in repricing our liabilities, resulting in improved net interest margins. We believe a continued stable rate environment will allow our interest spreads to normalize and return to historic levels.

The volatile markets had no impact on the Bank’s investment portfolio, as we have a small portfolio of $2.6 million invested in cash products.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results is presented below:

Acquisition of M.L. Stern. In February 2008, we entered into a definitive agreement to purchase M.L. Stern & Co., LLC and its wholly-owned subsidiary, Tower Asset Management, LLC, (collectively, “M.L. Stern”) from a subsidiary of Pacific Life Insurance Company. The acquisition was structured as a purchase of all of the outstanding membership interests of M.L. Stern. The assets and liabilities acquired as well as the financial results of M.L. Stern were included in our consolidated financial statements after the close of business on March 31, 2008, the acquisition date. The transaction has doubled the size of our private client advisor network and re-established us in the asset management business. The M.L. Stern business is included in our retail segment.

The aggregate acquisition price was approximately $8.7 million, which consisted of cash in the amount of $5.5 million and direct expenses of $3.2 million in finder’s fees, legal fees, valuation fees, severance costs and contract cancellation costs. We accounted for the acquisition of Stern under the provisions of SFAS No. 141 “Business Combinations.”

The cost to acquire Stern was less than the fair values assigned to the acquired assets and liabilities, and as such, the excess was allocated as a pro-rata reduction of the amounts assigned to the acquired assets bringing all valued intangible assets to an adjusted fair value of zero. Depreciable fixed assets were also allocated the excess to an adjusted fair value of zero. After the allocation of the excess, $1.6 million of excess fair value over cost remained. We recognized this amount as an extraordinary gain.

Payments to the Deferred Compensation Plan. We purchase company-owned life insurance as a component of the company’s deferred compensation plan. The life insurance policies are valued at the cash surrender values as of the balance sheet date and are included in Other Assets in the Consolidated Statement of Financial Condition. During the second quarter of fiscal 2007, we received proceeds of $2.3 million from company-owned life insurance which were recorded in Other Revenue in the Consolidated Statements of Income and Comprehensive Income.

TD Ameritrade Transaction. On March 22, 2006, the company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to our clearing platform. As an inducement to transfer, we generally provided substantial clearing fee discounts for a transition period. As a result of this transaction, we have recorded a customer relationship intangible of $5.1 million, which is being amortized over a five year period at a rate based on the expected future economic benefit of the customer relationships. We recognized approximately $1.3 million of amortization expense related to this intangible for the year ended June 27, 2008. See additional discussion in Note 10 in the Notes to the Consolidated Financial Statements contained in this report.

Sale of USHS stock. In June 2006, SWS sold 100,000 shares of U.S. Home Systems, Inc. (“USHS”) stock for $9.80/share. SWS realized a gain on the transaction of $539,000.

Discontinued operations/FSB Financial. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. The sales price of the transaction was $35.9 million in cash and the retirement of $116.9 million of related debt. A gain of $20.5 million was recognized of which $3.0 million belonged to the minority interest holder. Pursuant to the sale agreement, 10% of the cash purchase price or $3.6 million was placed in escrow to secure any purchase price adjustments and to secure seller’s indemnifications. This amount plus interest of $231,000 was released from escrow on July 3, 2007. The results of FSB Financial are classified as discontinued operations for all periods presented.

NYSE/Archipelago. We owned 23,721 shares of Archipelago Holdings, LLC (“Archipelago”) stock prior to the merger of Archipelago and the NYSE in March 2006, for which we received 23,721 unrestricted shares of the new entity NYX. As part of the merger, we also surrendered our NYSE seat (carried at a cost of $230,000) in return for $300,000 in cash and 80,177 restricted shares of NYX common stock. As of June 27, 2008, 26,725 of the 80,177 shares are restricted.

In July 2007, ownership of the NYX stock was transferred from Southwest Securities to SWS Group. These shares are now recorded as Marketable Equity Securities Available for Sale and changes in valuation appear in the Other Comprehensive Income line in the Consolidated Statements of Income and Comprehensive Income. At June 27, 2008, we recorded a loss in Other Comprehensive Income of $1.9 million, $1.3 million net of tax on the NYX shares that we own. In fiscal 2007, we recorded gains of $1.2 million, in Net Gains (Losses) on Principal Transactions from the market appreciation of our shares of NYX. We recorded a gain of $5.1 million ($5.1 million for the merger transaction and $5,000 from the change in market value of these shares) in fiscal 2006.

Distribution from an equity investment. In fiscal 2008, we realized a gain and received a distribution of $639,000, which is included in Other Revenue in the Consolidated Statements of Income and Comprehensive Income, from a limited partnership venture capital fund in which we have an equity investment. In December 2005, this venture capital fund realized a significant gain and made a distribution to its partners. Our portion of this gain was $1.5 million and is included in Other Revenue in the Consolidated Statement of Income and Comprehensive Income. See Note 9 in the Notes to the Consolidated Financial Statements contained in this report.

Investment in Comprehensive Software Systems, Inc. (“CSS”). In 1993, SWS became a part owner of CSS, a software development company formed to develop a new brokerage front and back office system, with a consortium of other broker dealers, which SWS uses in its brokerage business.

In April 2006, we signed an agreement with CSS to pay a $1.7 million maintenance fee to CSS if a specific member of the consortium of broker/dealers had successfully converted to the CSS system by December 31, 2006. CSS made written demand of $1.7 million under this agreement in January 2007. We disputed the claim and settled the dispute in calendar year 2007 for an immaterial amount.

Effective November 30, 2007, CSS was sold and merged with one of the members of the consortium. Our proceeds from the sale were minimal and we now have no ownership interest in CSS.

Also in November 2007, we entered into a three year maintenance agreement with CSS pursuant to which we made maintenance payments of $3.0 million for calendar year 2007 and will make payments of $2.5 million in 2008 and 2009. We also received assistance in converting to an updated version of the CSS software and a new broker front end platform in exchange for the increased maintenance payments. See additional discussion in Note 9 in the Notes to the Consolidated Financial Statements contained in this report.

Our pro-rata share of CSS’ losses for the fiscal years 2007 and 2006 were $840,000 and $815,000, respectively.

RESULTS OF OPERATIONS

Consolidated

Net income from continuing operations for the fiscal years ended June 27, 2008, June 29, 2007 and June 30, 2006 totaled $30.9 million, $37.5 million and $28.6 million, respectively, representing a decrease of $6.6 million from fiscal 2007 to 2008 and an increase of $8.9 million from fiscal 2006 to 2007. Net income includes income of $17,000, $102,000 and $12.7 million from discontinued operations for fiscal 2008, 2007 and 2006, respectively. Net income also includes an extraordinary gain of $1.1 million in fiscal 2008. Fiscal years 2008, 2007 and 2006 contained 251, 250 and 256 trading days, respectively.

The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	Change 2007 to 2008		Change 2006 to 2007
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$1,500	12%	$(2,220)	(15)%
Commissions	20,970	23%	4,882	6%
Net interest	10,747	11%	12,787	16%
Investment banking, advisory and administrative fees	4,106	12%	3,630	12%
Net gains on principal transactions	(6,807)	(44)%	(1,042)	(6)%
Other	(2,500)	(9)%	2,634	11%

	$28,016	10%	$20,671	8%

Operating expenses:
Commissions and other employee compensation	$23,915	15%	$14,974	10%
Occupancy, equipment and computer service costs	3,639	16%	(379)	(2)%
Communications	1,265	14%	(236)	(3)%
Floor brokerage and clearing organization charges	(1,647)	(42)%	342	10%
Advertising and promotional	1,275	49%	(424)	(14)%
Other	6,673	36%	(5,798)	(24)%

	35,120	16%	8,479	4%

Pretax income	$(7,104)	(13)%	$12,192	28%

Fiscal 2008 versus 2007

Net revenues increased $28.0 million from fiscal 2007 to fiscal 2008. The largest components of the increase were in commissions, $21.0 million, net interest, $10.7 million, investment banking, advisory and administrative fees, $4.1 million and net revenue from clearing operations, $1.5 million. The increase in commissions is primarily due to the acquisition of M.L. Stern with commission revenue of $9.6 million for fiscal 2008 and increased commissions in the fixed income business. The increase in net interest revenue is primarily due to an increase in the spread earned on securities lending balances, the municipal business unit’s investments in tax-exempt municipal auction rate bonds and higher average bank loan balances. The increase in investment banking, advisory and administrative fees is due to an increase in money market fees of $1.1 million as well as $1.1 million of fees from M.L Stern’s subsidiary, Tower Asset Management, LLC, and $320,000 in M.L. Stern money market fees. The increase in net revenue from clearing operations is due to an increase in volume from day trading firms. These increases were offset by a decrease in net gains on principal transactions of $6.8 million. The prior year included a $1.2 million gain on the value of NYX stock as well as a $2.7 million gain on the restructuring of a commercial mortgage backed security. Additionally, we carried lower inventories in fiscal 2008 and experienced dislocation in the credit markets resulting in reduced trading profits.

Operating expenses increased $35.1 million for fiscal 2008 as compared to fiscal 2007. The largest increase was in commissions and other employee compensation, $23.9 million, occupancy, equipment and computer service costs, $3.6 million and other expense, $6.7 million. The increase in commissions and other employee compensation is due primarily to an $8.6 million increase in commissions and other employee compensation and incentive compensation in the retail segment from the acquisition of M.L. Stern in the fourth quarter of fiscal 2008. Additionally, we hired of a new head of clearing, six new SBA lenders and increased bank and brokerage branch office staffing in fiscal 2008. Occupancy, equipment and computer service costs increased primarily because of increased maintenance expenses for CSS and new branches for our retail, institutional and banking segments. The increase in other expenses is due primarily to an increase in provision for loan loss of $2.9 million and an increase in professional services expense, legal expense, and bank assessment expenses of $4.2 million. Search firm fees for new employees, legal fees for the Bank’s non-performing assets and FDIC assessments account for the increase.

Fiscal 2007 versus 2006

Net revenues increased $20.7 million from fiscal 2006 to fiscal 2007. The largest components of the increase were in commissions, $4.9 million, net interest, $12.8 million, investment banking, advisory and administrative fees, $3.6 million, and other revenue, $2.6 million. The increase in commissions is primarily due to increases in business for both the retail brokerage and the institutional brokerage segments. The increase in net interest revenue is primarily due to an increase at the Bank in average loan balances over the prior fiscal year and net interest from our securities lending business. The increase in investment banking, advisory and administrative fees is due to an increase in corporate finance fees. Other revenue increased due to the proceeds received from company-owned life insurance policies of $2.3 million and an increase in fees from the sale of insurance products of $3.2 million, offset by a decrease in earnings on equity investments of $2.5 million. These increases are offset by a decrease in net gains on principal transactions due to the gain of $5.2 million realized in the third quarter of fiscal 2006 upon the merger of NYSE and Archipelago into NYX. The increases are also offset by a decrease in clearing revenues due to decreased revenue from general securities correspondents after the loss of one of our large correspondents resulting from an acquisition.

Operating expenses increased $8.5 million for fiscal 2007 as compared to fiscal 2006. The largest increase was in commissions and other employee compensation, $15.0 million, offset by a decrease in other expenses of $5.8 million. The increase in commissions and other employee compensation is due primarily to the increased variable compensation from increased commission and investment banking revenue as well as increased costs of employee benefits. The decrease in other expenses is due primarily to a decrease in legal expenses, the Bank’s loss provisions for loans and real estate owned, audit fees, and financial advisory expenses. These decreases were offset by increases in contract labor, check processing expense at the Bank and state taxes.

Net Interest Income

Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the fiscal years 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Brokerage	$55,607	$46,808	$39,917
Bank	49,919	47,971	42,075

Net interest	$105,526	$94,779	$81,992

Net interest income from the brokerage segments accounted for approximately 18%, 17% and 16% of our net revenue for the years ended June 27, 2008, June 29, 2007 and June 30, 2006, respectively. Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations are as follows (in thousands):

	2008	2007	2006
Average interest-earning assets:
Customer margin balances	$288,667	$294,000	$333,000
Assets segregated for regulatory purposes	336,006	287,000	339,000
Stock borrowed	2,997,000	2,944,000	2,624,000
Average interest-bearing liabilities:
Customer funds on deposit	520,523	533,000	551,000
Stock loaned	2,959,000	2,897,000	2,562,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For fiscal 2008, income tax expense (effective rate of 37.2% for the year ended June 27, 2008) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was higher than the statutory rate because of state income taxes and the increase in net liability for uncertain tax positions recorded under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”), partially offset by permanently excluded items, such as tax exempt interest.

For fiscal 2007, income tax expense (effective rate of 33.2% for the year ended June 29, 2007) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was lower than the statutory rate because of permanently excluded items, primarily tax exempt interest and proceeds from company-owned life insurance policies, offset by state income taxes deductible for federal income tax purposes.

For fiscal 2006, income tax expense approximated the expected statutory rate of 35%.

Segment Information

The following is a summary of net revenues and pre-tax income by segment for the fiscal years ended June 27, 2008, June 29, 2007 and June 30, 2006 (dollars in thousands):

	June 27, 2008	% Change	June 29, 2007	% Change	June 30, 2006
Net revenues:
Clearing	$37,138	(4)%	$38,677	3%	$37,488
Retail	92,249	20	76,715	10	69,845
Institutional	120,739	19	101,619	21	83,868
Banking	53,970	6	51,106	14	44,748
Other	(2,465)	(145)	5,498	(68)	16,995

Total	$301,631	10%	$273,615	8%	$252,944

Pre-tax income:
Clearing	$11,611	(42)%	$19,950	21%	$16,462
Retail	12,055	(7)	13,015	35	9,607
Institutional	45,140	51	29,839	33	22,472
Banking	17,701	(30)	25,235	24	20,271
Other	(37,398)	18	(31,826)	28	(24,791)

Total	$49,109	(13)%	$56,213	28%	$44,021

Clearing. The following is a summary of the results for the clearing segment for fiscal 2008, 2007 and 2006 (dollars in thousands):

	June 27, 2008	% Change	June 29, 2007	% Change	June 30, 2006
Net revenue from clearing	$13,946	12%	$12,444	(15)%	$14,664
Net interest	12,811	(23)	16,621	24	13,455
Other	10,381	8	9,612	3	9,369

Net revenues	37,138	(4)	38,677	3	37,488

Operating expenses	25,527	36	18,727	(11)	21,026

Pre-Tax Income	$11,611	(42)%	$19,950	21%	$16,462

Average customer margin balance	$176,000	(10)%	$195,000	(12)%	$222,000

Average customer funds on deposit	$327,000	(9)%	$359,000	(2)%	$368,000

Clearing customer deposits at the Bank were $505.3 million at June 27, 2008, $449.0 million at June 29, 2007 and $321.9 million at June 30, 2006.

The following table reflects the number of client transactions processed for each of the last three fiscal years and the number of correspondents at the end of each fiscal year:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Tickets for high-volume trading firms	30,469,859	16,460,812	10,691,598
Tickets for general securities broker/dealers	1,112,514	906,266	1,399,019

Total tickets	31,582,373	17,367,078	12,090,617

Correspondents	201	209	218

Fiscal 2008 versus 2007

The clearing segment posted a decrease in net revenues of 4% and a decrease in pre-tax income of 42%. Tickets processed increased dramatically over the prior fiscal year due to increased volume from day trading customers; however, clearing revenue per ticket was down from the prior fiscal year as these customers are charged substantially lower rates than our general securities clients. Revenue per ticket was $0.44 in fiscal 2008 versus $0.72 per ticket for fiscal 2007. Net revenue from clearing operations was up 12% in fiscal 2008 when compared to fiscal 2007 despite the decrease in revenue per ticket, due to increased volume from day trading firms as well as increased revenue from correspondent clients acquired from Ameritrade. In the prior fiscal year, these correspondents were charged reduced introductory rates. Additionally, fiscal 2008 included $349,000 in fees for clearing a large underwriting transaction.

Correspondent count was down eight for the fiscal year primarily due to correspondents we terminated as well as correspondents leaving the brokerage business.

Net interest revenue allocated to the clearing segment decreased 23% over the same period of last fiscal year. This decrease is due primarily to the decrease in spread we earned on correspondent customer margin and credit balances as well as reduced net interest earned on the investment of excess cash that is allocated to the clearing segment.

Operating expenses for fiscal 2008 increased approximately $6.8 million from fiscal 2007 to 2008 due primarily to an increase in compensation of $2.4 million as well as an increase in other expenses of $4.1 million. One time expenses of $1.1 million associated with hiring the new head of clearing as well as additional sales and marketing staff accounted for the increase in compensation expense. The increase in other expenses is due to an increase of $3.4 million in the information technology and operating expenses allocated to the clearing segment driven by increased maintenance and project costs for CSS.

Fiscal 2007 versus 2006

The clearing segment posted a modest increase in net revenues, up 3%, with a 21% increase in pre-tax income. Tickets processed increased dramatically over the prior fiscal year due to increased volume from day trading customers; however, clearing revenue and clearing revenue per ticket were down from the prior fiscal year as these customers are charged substantially lower rates than our general securities clients. Revenue per ticket was $0.72 in fiscal 2007 versus $1.13 per ticket for fiscal 2006. Also, net revenues from clearing operations were down in fiscal 2007 when compared to fiscal 2006 primarily due to the departure of one of our general securities customers due to an acquisition in the second quarter of fiscal 2007. This customer accounted for $1.6 million in net revenue and $1.1 million in income for fiscal 2007 and accounted for $4.4 million in net revenue and $2.9 million in income in fiscal 2006. A $400,000 termination fee was paid by this customer, increasing other revenue for fiscal 2007. Additionally, the correspondents we acquired from Ameritrade received reduced rates for clearing for substantially all of fiscal 2007.

Correspondent count was down nine for the fiscal year primarily due to correspondents we terminated as well as correspondents leaving the brokerage business.

Net interest revenue allocated to the clearing segment increased 24% over the same period of fiscal 2006. This increase was generated by interest allocated to the clearing area from earnings on correspondent receivables as well as growth in the earnings on assets segregated for regulatory purposes, most of which is allocated to the clearing segment. The decrease in customer balances is primarily due to the departure of the correspondents discussed above.

Operating expenses for fiscal 2007 decreased approximately $2.3 million due primarily to a decrease in information technology and expenses of the operations department allocated to our clearing segment, offset by an increase of $849,000 in amortization expenses from the new correspondent acquisition from Ameritrade.

Retail. The following is a summary of the results for the retail segment for fiscal 2008, 2007 and 2006 (dollars in thousands):

	June 27, 2008	% Change	June 29, 2007	% Change	June 30, 2006
Net revenues:
Private Client Group (PCG)
Commissions	$24,307	1%	$23,988	5%	$22,786
Advisory fees	5,585	21	4,605	24	3,717
Insurance products	3,859	8	3,586	162	1,369
Other	542	(27)	738	4	706
Net interest revenue	2,888	(21)	3,641	(5)	3,821

	37,181	2	36,558	13	32,399

Independent registered representatives (SWS Financial)
Commissions	24,506	9	22,560	4	21,795
Advisory fees	3,780	22	3,106	16	2,667
Insurance products	7,754	6	7,311	11	6,591
Other	786	(11)	885	(20)	1,101
Net interest revenue	2,529	(23)	3,289	22	2,696

	39,355	6	37,151	7	34,850

	June 27, 2008	% Change	June 29, 2007	% Change	June 30, 2006
M.L. Stern
Commissions	$9,570	—%	$—	—%	$—
Advisory fees	1,378	—	—	—	—
Insurance products	61	—	—	—	—
Other	885	—	—	—	—
Net interest revenue	186	—	—	—	—

	12,080	—	—	—	—

Other	3,633	21	3,006	16	2,596

Total	92,249	20	76,715	10	69,845

Operating expenses	80,194	26	63,700	6	60,238

Pre-tax income	$12,055	(7)%	$13,015	35%	$9,607

Average customer margin balances	$89,000	—	$89,000	(9)%	$98,000

Average customer funds on deposit	$137,000	(4)%	$143,000	(3)%	$147,000

Customer deposits at the Bank	$366,007	30%	$280,643	31%	$214,912

PCG representatives	107	14%	94	(3)%	97

SWS Financial representatives	315	(16)%	376	—	376

M.L. Stern representatives	100	—	—	—	—

Fiscal 2008 versus 2007

Net revenues in the retail segment were up 20% over last fiscal year driven by increased commission revenue and fees from the sale of advisory and insurance products. The acquisition of M.L. Stern contributed substantially to the improvement. An increase in the number of registered representatives in PCG as well as increased productivity from SWS Financial representatives were also factors in the increased revenues. Total customer assets were $11.4 billion at June 27, 2008 and $7.2 billion at June 29, 2007. Total customer assets for fiscal 2008 includes $4.4 billion at M.L. Stern. Assets under management were $856 million ($463 million from Tower Asset Management, LLC) at June 27, 2008 versus $385 million at June 29, 2007.

Net interest revenue allocated to the retail segment decreased 24% over the same period of last year. This decrease is primarily due to a reduced spread earned on customer assets.

Operating expenses increased 26% from fiscal 2007 to fiscal 2008. This increase is primarily due to a 22% increase in commission expense, the primary component of operating expenses in the retail segment, driven by M.L. Stern commission expense of $8.6 million. In addition, operating expenses increased due to increased rent expense from the addition of new branches, computer services expense and allocated information technology and operating expenses.

Fiscal 2007 versus 2006

Net revenues in the retail segment for fiscal 2007 were up 10% over fiscal 2006 driven by increased commissions, advisory fees and fees from the sale of insurance products. Assets under management were $7.2 billion at June 29, 2007 and $5.2 billion at June 30, 2006.

Net interest revenue allocated to the retail segment increased 7% over the same period of last year. This increase was generated by a growth in the earnings on assets segregated for regulatory purposes.

Commission expense, the primary component of operating expenses in this segment, increased in line with the revenue increases for fiscal 2007. The increase was offset by a decrease in legal expenses of $1.2 million from fiscal 2006 to 2007.

Institutional. The following is a summary of the results for the institutional segment for fiscal 2008, 2007 and 2006 (dollars in thousands):

	June 27, 2008	% Change	June 29, 2007	% Change	June 30, 2006
Net revenues:
Commissions
Taxable fixed income	$27,715	56%	$17,743	35%	$13,109
Municipal distribution	9,676	58	6,109	(20)	7,679
Portfolio Trading	15,179	(23)	19,610	13	17,336
Other	16	23	13	(63)	35

	52,586	21	43,475	14	38,159

Investment banking fees	22,250	3	21,568	17	18,431
Net gains on principal transactions	7,653	(45)	13,866	31	10,603
Other	1,140	(1)	1,154	11,440	10
Net interest revenue
Stock Loan	34,708	53	22,672	17	19,347
Other	2,402	315	(1,116)	58	(2,682)

Total	120,739	19	101,619	21	83,868

Operating expenses	75,599	5	71,780	17	61,396

Pre-tax income	$45,140	51%	$29,839	33%	$22,472

Taxable fixed income representatives	29	—	29	164%	11

Municipal distribution representatives	20	5%	19	(21)%	24

Fiscal 2008 versus 2007

Net revenues from the institutional segment increased 19% while pre-tax income was up 51% from fiscal 2007 to fiscal 2008. The increase in revenues were primarily due to the increase in commissions in the taxable fixed income and municipal businesses as an improved yield curve led to increased volumes and wider spreads. Additionally, there was an increase in municipal sales personnel and the addition of a new taxable fixed income office which also contributed to the increase in commission revenue over the prior year. These increases were offset by a decrease in portfolio trading due to a 39% decline in the number of trades processed. These lines of business are dependent on trading in the Unit Investment Trust market which was sluggish in fiscal 2008.

Net gains on principal transactions were down 45% over the prior fiscal year due to lower inventory balances and dislocation in the credit markets in fiscal 2008 which reduced trading profits in the taxable fixed income unit.

The following table sets forth for the last three fiscal years, as reported to the Municipal Securities Rulemaking Board, the number and dollar amounts of municipal bond transactions conducted by Southwest Securities:

Fiscal Year	Number of Issues	Aggregate Amount of Offerings
2008	575	$42,108,348,000
2007	650	$51,857,918,000
2006	575	$40,061,976,000

Net interest revenue increased 72% over fiscal 2007. The institutional segment’s net interest is primarily generated from the company’s securities lending activity as well as by trading activity in the fixed income business. The increase is primarily due to an increase in the spread earned on securities lending balances. Net interest also increased in the municipal business unit due to investments in tax-exempt municipal auction rate bonds. These increases were offset by a decrease in the taxable fixed income business unit due to a reduction in inventory balances in fiscal 2008 over fiscal 2007.

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	2008	2007	2006
Average interest-earning assets:
Stock borrowed	$2,997,000	$2,944,000	$2,624,000
Average interest-bearing liabilities:
Stock loaned	2,959,000	2,897,000	2,562,000

Operating expenses were up 5% from fiscal 2007 to fiscal 2008 primarily due to increased rent expense, professional services expense, quotation expense due to an increase in the number of branches, and clearing charges due to increased volume. These increases were offset by a reduction in commission expense and operating expenses allocated to the institutional segment.

Fiscal 2007 versus 2006

Net revenues from the institutional segment increased 21% while pre-tax income was up 33% from fiscal 2006 to fiscal 2007. The increases in revenues were primarily due to commissions on the sale of equity and fixed income products, net interest revenue on stock lending activities, fees from investment banking as well as net gains on principal transactions from fixed income products.

Increased commission revenue and net gains on principal transactions in the taxable fixed income area were facilitated by an increase in the number of registered representatives in the area as well as a focus on trading more asset-backed securities.

The increase in commissions from portfolio trading was driven by larger share volume from the trading of institutional customers.

Investment banking, advisory and administrative fees were up 17% over fiscal 2006 primarily in the corporate finance area. Corporate finance closed several merger and acquisition transactions in fiscal 2007 while fiscal 2006 was a building year for the business.

In fiscal 2007, net interest revenue allocated to the institutional brokerage segment increased 29% over the same period of the prior fiscal year. The institutional brokerage segment’s net interest is primarily generated from the company’s securities lending activities. The increase from fiscal 2006 to fiscal 2007 is due primarily to an increase in the spread by 7 basis points. The type of securities borrowed or loaned and the interest rate environment influence the spread earned in this business.

Operating expenses were up 17% from fiscal 2006 to fiscal 2007 primarily due to increases in variable compensation and clearing charges.

Banking. The following is a summary of the results for the banking segment for fiscal 2008, 2007 and 2006 (dollars in thousands):

	June 27, 2008	% Change	June 29, 2007	% Change	June 30, 2006
Net revenues:
Net interest revenue	$49,919	4%	$47,971	14%	$42,075
Other	4,051	29	3,135	17	2,673

Total	53,970	6	51,106	14	44,748

Operating expenses	36,269	40	25,871	6	24,477

Pre-Tax Income	$17,701	(30)%	$25,235	24%	$20,271

Fiscal 2008 versus 2007

The Bank’s net revenue increased 6% while pre-tax income decreased 30% from fiscal 2007 to fiscal 2008.

Net interest revenue generated by the Bank accounted for approximately 16.6% of consolidated net revenue for fiscal 2008. The increase in net interest revenue in fiscal 2008 over fiscal 2007 is due primarily to the growth in warehouse lending and other loan volumes offset by a reduced net interest spread. The average balance on loans increased 27% from fiscal 2007 to 2008. Other revenue also increased 29% primarily due to a gain of $666,000 on the sale of the assets of the Bank’s factoring business in March 2008.

The Bank’s operating expenses were up 40% from fiscal 2007 to fiscal 2008. This increase is due to increased employee compensation of $3.3 million due to an increase in hiring at the Bank, including six new commercial lenders, an increase in the provision for loan loss of $2.9 million, as well as an increase in fees and other expenses of $3.9 million from fiscal 2007 to fiscal 2008.

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

The Bank’s operating expenses were up 6% from fiscal 2006 to fiscal 2007. This increase is due primarily to increased headcount at the bank offset by a reduction in the loss allowances on loans and real estate owned of $1.6 million and a decrease in legal fees of $733,000. Headcount at the Bank was 175 at June 30, 2007 versus 166 at June 30, 2006.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2008, 2007 and 2006 (dollars in thousands):

	2008			2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Real estate – mortgage	$296,923	$24,370	8.2%	$163,701	$15,514	9.5%	$181,324	$15,663	8.6%
Real estate – construction	209,931	15,608	7.4%	223,956	21,373	9.5%	175,640	16,493	9.4%
Commercial	385,083	31,719	8.2%	304,428	28,824	9.5%	250,255	22,107	8.8%
Individual	6,316	498	7.9%	6,591	518	7.9%	8,807	548	6.2%
Land	156,545	12,489	8.0%	133,966	13,099	9.8%	97,449	9,086	9.3%
Federal Funds sold	52,866	2,566	4.9%	53,053	2,636	5.0%	—	—	—
Interest bearing deposits in banks	16,254	478	2.9%	37,044	1,962	5.3%	19,701	888	4.5%
Investments-other	6,830	244	3.6%	3,460	179	5.2%	4,880	207	4.2%

	$1,130,748	87,972	7.8%	$926,199	84,105	9.1%	$738,056	64,992	8.8%
Interest-earning assets from discontinued operations	—			—			20,220
Noninterest earning assets:
Cash and due from banks	29,503			12,556			11,100
Other assets	26,068			22,060			24,067

	$1,186,319			$960,815			$793,443

Liabilities and Stockholder’s Equity:
Interest-bearing liabilities:
Certificates of deposit	$85,601	3,831	4.5%	$80,707	3,454	4.3%	$96,936	3,335	3.4%
Money market accounts	37,377	1,031	2.8%	28,745	952	3.3%	24,284	626	2.6%
Interest-bearing demand accounts	56,631	1,761	3.1%	106,154	4,201	4.0%	69,723	1,942	2.8%
Savings accounts	763,714	27,086	3.6%	553,564	24,656	4.5%	415,756	14,249	3.4%
Federal Funds purchased	63	2	3.4%	—	—	—	—	—	—
FHLB advances	88,851	4,342	4.9%	56,909	2,883	5.1%	64,865	2,765	4.3%

	1,032,237	38,053	3.7%	826,079	36,146	4.4%	671,564	22,917	3.4%
Noninterest bearing liabilities:
Non interest-bearing demand accounts	47,472			47,556			41,046
Other liabilities	7,096			7,732			7,197

	1,086,805			881,367			719,807
Stockholder’s equity	99,514			79,448			73,636

	$1,186,319			$960,815			$793,443

Net interest income		$49,919			$47,959			$42,075

Net yield on interest-earning assets			4.4%			5.2%			5.7%

Interest rate trends, changes in the economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	2007 to 2008				2006 to 2007
	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix
Interest income:
Loans:
Real estate – mortgage	$8,856	$12,625	$(2,078)	$(1,691)	$(149)	$(1,522)	$1,521	$(148)
Real estate – construction	(5,765)	(1,338)	(4,722)	295	4,880	4,537	269	74
Commercial	2,895	7,637	(3,749)	(993)	6,717	4,785	1,588	344
Individual	(20)	(21)	1	—	(30)	(138)	144	(36)
Land	(610)	2,207	(2,410)	(407)	4,013	3,405	442	166
Federal Funds sold	(70)	(9)	(62)	1	2,636	—	—	2,636
Interest bearing deposits in banks	(1,484)	(1,101)	(873)	490	1,074	782	155	137
Investments-other	65	116	(62)	11	(28)	(60)	45	(13)

	3,867	20,116	(13,955)	(2,294)	19,113	11,789	4,164	3,160

Interest expense:
Certificates of deposit	377	210	158	9	119	(558)	813	(136)
Money market accounts	79	286	(160)	(47)	326	115	178	33
Interest-bearing demand accounts	(2,440)	(1,960)	(900)	420	2,259	1,015	817	427
Savings accounts	2,430	9,360	(5,023)	(1,907)	10,407	4,723	4,269	1,415
Federal Funds purchased	2	—	—	2	—	—	—	—
Federal Home Loan Bank advances	1,459	1,675	83	(299)	118	(218)	638	(302)

	1,907	9,571	(5,842)	(1,822)	13,229	5,077	6,715	1,437

Net interest income	$1,960	$10,545	$(8,113)	$(472)	$5,884	$6,712	$(2,551)	$1,723

Other. Pre-tax loss from the other category was $37.4 million in fiscal 2008 compared to $31.8 million in fiscal 2007. The variance is due primarily to proceeds received from a company-owned life insurance policy in fiscal 2007 of $2.3 million in addition to a $1.2 million gain on the valuation of NYX stock not included in fiscal 2008 due to the transfer of ownership of the NYX stock from Southwest Securities to SWS Group in the first quarter of fiscal 2008.

Pre-tax loss from the other category was $31.8 million in fiscal 2007 compared to $24.8 million in fiscal 2006. The variance is due primarily to a $5.2 million gain on the NYX stock recorded in March 2006, reduced earnings from our corporate equity investments of $2.5 million and increased executive management incentive compensation of $3.6 million.

FINANCIAL CONDITION

Loans and Allowance for Probable Loan Losses

The Bank grants loans to customers primarily within North Texas. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Substantially all of the Bank’s loans are collateralized with real estate.

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

Loans receivable at June 30, 2008, 2007, 2006, 2005 and 2004 are summarized as follows (in thousands):

	2008	2007	2006	2005	2004
Real estate – mortgage	$445,053	$201,635	$177,587	$225,256	$135,307
Real estate – construction	246,171	284,969	250,664	168,343	140,330
Commercial	419,777	262,233	210,641	197,045	155,290
Individuals(*)	4,507	4,810	4,553	95,382	69,133
Land	170,195	150,403	123,970	77,854	41,980

	$1,285,703	$904,050	$767,415	$763,880	$542,040

(*)	The decrease from 2005 to 2006 is due to the sale of FSB Financial in fiscal 2006. See Note 1(u) in the Notes to the Consolidated Financial Statements contained in this report.

The following table shows the scheduled maturities of certain loans at June 30, 2008, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$201,449	$23,584	$21,138	$246,171
Commercial	103,284	168,528	147,965	419,777

Total	$304,733	$192,112	$169,103	$665,948

Amount of loans based upon:
Fixed interest rates	$31,980	$54,133	$41,752	$127,865
Floating or adjustable interest rates	272,753	137,979	127,351	538,083

Total	$304,733	$192,112	$169,103	$665,948

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

Non-performing assets as of June 30, 2008, 2007, 2006, 2005 and 2004 are as follows (dollars in thousands):

	2008	2007	2006	2005	2004
Loans accounted for on a non-accrual basis (*)
1-4 family	$1,797	$1,064	$1,546	$960	$292
Lot and land development	8,741	1,714	109	160	106
Multifamily	—	4,758	3	21	16
Interim construction	5,098	5,616	788	—	—
Commercial real estate	2,340	5,012	1,357	1,116	2,851
Commercial loans	674	942	309	317	683
Consumer loans	12	31	3	2,375	698

	18,662	19,137	4,115	4,949	4,646

	2008	2007	2006	2005	2004
Non-performing loans as a percentage of total loans	1.5%	2.1%	0.6%	0.7%	1.0%

Loans past due 90 days or more, not included above	$335	$32	$334	$804	$599

Troubled debt restructurings (all REO)	$14,219	$2,431	$1,785	$2,027	$2,280

Non-performing assets	$33,216	$21,600	$6,234	$7,780	$7,525

Non-performing assets as a percentage of total assets	2.5%	2.0%	0.8%	1.0%	1.2%

(*)	The increase in non-accrual loans from fiscal 2006 to 2007 includes $5,114,000 in loans to one home builder, $4,758,000 in one multi-family loan, and $3,005,000 in two commercial real estate loans.

Approximately $781,000, $789,000 and $253,000 of gross interest income would have been recorded in fiscal 2008, 2007 and 2006, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans in fiscal 2008, 2007 and 2006 totaled approximately $582,000, $807,000 and $84,000, respectively.

An analysis of the allowance for probable loan losses for the years ended June 30, 2008, 2007, 2006, 2005 and 2004 is as follows (dollars in thousands):

	2008	2007	2006	2005	2004
Balance at beginning of year	$5,497	$5,047	$7,450	$4,643	$4,421
Continuing operations:
Charge-offs:
Real estate – construction	1,172	—	50	96	45
Real estate – mortgage	322	224	148	__	123
Commercial, financial and agriculture	646	131	261	1,183	392
Individuals	17	31	3	92	7

	2,157	386	462	1,371	567
Recoveries:
Real estate – mortgage	—	8	3	—	—
Commercial, financial and agriculture	47	160	67	718	212
Real estate – construction	4	16	—	—	—
Individuals	—	1	—	—	—

	51	185	70	718	212

Net charge-offs	(2,106)	(201)	(392)	(653)	(355)
Additions charged to operations	3,545	651	1,624	836	298

	1,439	450	1,232	183	(57)

Discontinued operations:
Provision for loan losses	—	—	5,877	5,563	3,142
Loans charged to the allowance, net	—	—	(5,781)	(2,939)	(2,863)
Sale of FSB Financial	—	—	(3,731)	—	—

	—	—	(3,635)	2,624	279

Balance at end of year	$6,936	$5,497	$5,047	$7,450	$4,643

Ratio of net charge-offs during the period to average loans outstanding during the period	0.20%	0.02%	0.1%	0.1%	0.1%

The allowance for probable loan losses is applicable to the following types of loans as of June 30, 2008, 2007, 2006, 2005 and 2004 (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$4,089	32.8%	$2,795	29.1%	$1,954	27.5%	$1,446	25.7%	$1,473	28.7%
Real estate – construction	1,012	19.1	1,087	31.5	1,178	32.6	1,033	22.0	799	25.8
Real estate – mortgage & land	1,793	47.7	1,588	38.9	1,914	39.3	1,313	39.5	1,347	32.7
Individuals (*)	42	0.4	27	0.5	1	0.6	3,658	12.8	1,024	12.8

	$6,936	100.0%	$5,497	100.0%	$5,047	100.0%	$7,450	100.0%	$4,643	100.0%

(*)	The decrease from 2005 to 2006 is due to the sale of FSB Financial in fiscal 2006. See Note 1(u) in the Notes to the Consolidated Financial Statements contained in this report.

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal years 2008, 2007 and 2006 can be found in the discussion of the Bank’s net interest income under the caption “-Results of Operations-Net Interest Income.”

Certificates of deposit of $100,000 or greater were $37.2 million and $24.4 million at June 30, 2008 and 2007, respectively. The Bank funds its loans through short-term borrowings at the FHLB, internally generated deposits, and funds on deposit in an FDIC insured interest bearing checking account from Southwest Securities’ brokerage customers. At June 30, 2008, the Bank had $873.2 million in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank

The Bank has historically financed its short-term borrowing needs through advances from the FHLB. This table shows advances from the FHLB which were due within one year (generally two to seven days) during the 12-month periods ended June 30, 2008, 2007 and 2006 (dollars in thousands):

	2008		2007		2006
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At June 30	$71,056	2.33%	$—	—%	$9,753	3.07%
Average during year	12,006	2.75%	4,814	3.14%	28,460	3.67%
Maximum month-end balance during year	175,074	—	18,127	—	77,442	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines of up to $275.0 million. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. Outstanding balances under these credit arrangements are due on demand, bear interest at rates indexed to the federal funds rate and are collateralized by securities of Southwest Securities and its clients. At June 27, 2008, the amount outstanding under these secured arrangements was $75.5 million, which was collateralized by securities held for firm accounts valued at $121.5 million.

We have unsecured letters of credit, aggregating $250,000 at June 27, 2008, pledged to support our open positions with securities clearing organizations. The unsecured letters of credit bear a 1% commitment fee and are renewable semi-annually.

At June 27, 2008, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by a former subsidiary in the amount of $429,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under the unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line other than the $679,000 under unsecured letters of credit at June 27, 2008. At June 27, 2008, the total amount available for borrowings was $19.3 million.

We have an irrevocable letter of credit agreement (aggregating $58.0 million at June 27, 2008) pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at June 27, 2008), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $73.5 million at June 27, 2008.

M.L. Stern has a broker lending agreement with a bank for a $20.0 million line of credit, on which $11.3 million was drawn at June 30, 2008, which was collateralized by securities held in firm accounts valued at $16.5 million. This line of credit is used primarily to finance securities owned and bears interest at rates indexed to the federal funds rate; such rate resets daily and was 3.5% at June 30, 2008.

In the opinion of management, these credit arrangements are adequate to meet our operating capital needs of the brokerage segments for the foreseeable future.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of the broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See Note 16 in the Notes to the Consolidated Financial Statements contained in this report.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, at June 30, 2008, the Bank had net borrowing capacity with the FHLB of $419.8 million and a $30.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed.

The $30.0 million federal funds agreement is with an unaffiliated bank and is an unsecured line of credit. Prior to the second quarter of 2007, the line bore interest at a rate equal to the federal funds rate plus 0.25%. Beginning in the second quarter of 2007, the interest rate charged on borrowed funds is at a rate quoted by the unaffiliated bank and accepted by the Bank. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is being used by the Bank to support short-term liquidity needs. At June 30, 2008, there were no amounts outstanding on this line of credit.

Management believes that the Bank’s present position is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “gap” data. (See the Bank’s gap analysis in “Risk Management—Market Risk—Banking.”) At June 30, 2008, $873.2 million of the Bank’s deposits were from the brokerage customers of Southwest Securities. Events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the OTS and the FDIC. The Bank has historically met all the capital adequacy requirements to which it is subject.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 21 in the Notes to Consolidated Financial Statements contained in this report.

Contractual Obligations and Contingent Payments

	Payments Due
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other (5)
Long-term debt (1)	$95,194	$—	$5,946	$39,736	$49,512	$—
Interest on long-term debt (2)	40,026	4,805	8,883	6,791	19,547	—
FIN 48	950	—	—	—	—	950
Other leases (3)	62,180	9,376	15,808	11,774	25,222	—
Equity investment commitments	1,600	1,600	—	—	—	—
Purchase obligations	16,719	12,612	4,041	66	—	—
Deferred compensation (4)	2,115	314	482	902	417	—

Total	$218,784	$28,707	$35,160	$59,269	$94,698	$950

(1)	Long-term debt is comprised of advances from the FHLB with maturities greater than one year.
(2)	Amount of interest payable on the advances from the FHLB is based on rates ranging from 2.31% to 7.71%.
(3)	Of the $62.2 million in lease commitments, approximately $1.6 million has been reserved for impairment.
(4)

We have commitments to our employees for deferred compensation in the amount of $2.1 million that become payable in future fiscal years as defined by the plan and determined by participants who have formally requested payment of their plan balances. See Note 17 in the Notes to the Consolidated Financial Statements contained in this report.

(5)	Due date can not be estimated. See Note 1(m) in the Notes to the Consolidated Financial Statements contained in this report.

Cash Flow

Net cash used in operating activities totaled $197.7 million in fiscal 2008, whereas net cash provided by operating activities was $36.9 million in fiscal 2007, and $87.1 million in fiscal 2006. The primary reasons for the decrease in cash from operating activities from fiscal 2007 to fiscal 2008 were:

•	a larger increase in the Bank’s investment in loans held for sale in fiscal 2008 versus fiscal 2007 and

•	an increase in securities owned of $66.4 million.

The primary reasons for the increase in cash from operating activities from fiscal 2006 to fiscal 2007 were:

•	an increase in the Bank’s investment in loans held for sale for fiscal 2007 versus a decrease for fiscal 2006 and

•	a larger net receivable from brokers, dealers and clearing organizations.

These items were offset by reduced investment in assets segregated for regulatory purposes and an increase in the use of reverse repurchase agreements to finance our securities trading activities.

Net cash used in investing activities was $201.1 million, $119.7 million and $30.3 million in fiscal 2008, 2007 and 2006, respectively. The Bank’s net increase in its loan portfolio was the primary reason for the change as well as our purchase of correspondent clients of Ameritrade and the elimination of cash provided by our discontinued operations during all three periods. In fiscal 2006, the net use of cash was offset by cash provided by the discontinued operations of FSB Financial of $104.8 million from the sale of FSB Financial’s loan portfolio.

Net cash provided by financing activities totaled $309.7 million in fiscal 2008 and $169.9 million in fiscal 2007, compared to net cash used in financing activities of $38.1 million in fiscal 2006. In fiscal 2008, the increase in cash provided was primarily due to increased short-term borrowings, an increase in deposits, and an increase in advances from the FHLB. These were offset by a reduction in securities sold under agreements to repurchase, a decrease in the proceeds received on the exercise of stock options and the purchase of treasury stock related to our stock repurchase plan. In fiscal 2007, the increase in cash proceeds was primarily related to the increase in cash proceeds from deposits at the Bank, increased net advances from the FHLB and an increase in proceeds from the options exercised by our employees. These increases were offset by an increase in dividends paid to shareholders.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for the next fiscal year.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. Currently, we have authorization, which expires June 30, 2009, to repurchase up to 698,944 shares. In fiscal 2008, 551,056 shares were repurchased under this plan and the previous plan, which allowed for the purchase of 500,000 shares and expired June 30, 2008, at a cost of $6.1 million, or $11.07 per share.

Additionally, the trustee under our deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During fiscal year 2008, the plan purchased 25,000 shares at a cost of $281,000, or $11.21 per share. During fiscal 2008, 18,449 shares were sold or distributed pursuant to the plan. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, in fiscal 2008, 18,678 shares were repurchased by the company with a market value of approximately $363,000, or $19.46 per share, to cover tax liabilities.

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

Banking. Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. The Bank has established percentage change limits in both interest margin and net portfolio value. To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates. To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data prepared by the OTS for interest rate sensitivity of the Bank’s net portfolio. These analyses are conducted on a quarterly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	4.48%
+200	2.97%
+100	1.50%
0	0%
-100	-1.59%
-200	-9.05%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at June 30, 2008:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning Assets:
Loans-gross	$1,024,881	$26,030	$32,754	$208,974
Securities and FHLB Stock	8,717	—	—	267
Interest Bearing Deposits	6,764	—	—	—

Total Earning Assets	1,040,362	26,030	32,754	209,241

Interest Bearing Liabilities:
Transaction Accounts and Savings	979,571	—	—	—
Certificates of Deposit	45,769	28,338	15,063	3,232
Borrowings	70,941	114	17,184	78,011

Total Interest Bearing Liabilities	1,096,281	28,452	32,247	81,243

GAP	$(55,919)	$(2,422)	$507	$127,998

Cumulative GAP	$(55,919)	$(58,341)	$(57,834)	$70,164

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

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and equity price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$189	$1,894	$12,107	$43,533	$57,723
Auction rate municipal bonds	88,225	—	—	—	88,225
U.S. government and government agency obligations	4,659	(1,528)	(732)	(2,717)	(318)
Corporate obligations	589	1,939	1,080	10,295	13,903

Total debt securities	93,662	2,305	12,455	51,111	159,533
Corporate equity	—	—	—	7,196	7,196
Other	5,333	—	—	—	5,333

	$98,995	$2,305	$12,455	$58,307	$172,062

Weighted average yield
Municipal obligations	7.19%	4.60%	4.33%	4.99%	4.85%
Auction rate municipal bonds	4.55%	—	—	—	4.55%
U.S. government and government agency obligations	1.94%	2.70%	3.22%	5.48%	3.43%
Corporate obligations	6.35%	6.71%	6.20%	6.67%	6.58%

Available-for-sale securities, at fair Value
Marketable equity securities	$—	$—	$—	$6,964	$6,964

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

We also hold strategic investments in several privately held companies that are recorded at cost or on the equity method of accounting on our consolidated statements of financial condition. Generally accepted accounting principles require that these holdings be evaluated for declines in market value below cost that may be other than temporary. Determination of the market value for these privately held companies requires the use of judgment. General market conditions, as well as company-specific events, could indicate a decline in value. Our Consolidated Financial Statements could be materially impacted should a write-down from cost be necessary.

Long-Lived Assets, Goodwill and Intangibles

Our long-lived assets are subject to impairment testing if specific events warrant the review. Our goodwill and intangibles are subject to at least annual impairment testing. The impairment tests are based on determining the fair value of the specified reporting units. Judgment is required in assessing the effects of external factors, including market conditions, and projecting future operating results. These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact our Consolidated Financial Statements. If actual external conditions and future operating results differ from management’s judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate fair value.

Allowance for Probable Loan Losses

We provide an allowance for probable loan losses. The allowance for loan losses is established through a charge to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Should actual losses differ from management’s estimates, our Consolidated Financial Statements could be materially impacted.

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

The Bank’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Bank. The allowance for possible loan losses includes allowance allocations calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118 and, allowance allocations calculated in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and supplementary data are included in pages F-2 through F-35 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and Index to the consolidated financial statements on page F-1.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share amounts)

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2008
Revenues	$112,540	$116,843	$120,371	$127,773
Income from continuing operations	7,704	7,248	8,592	7,310
Income from discontinued operations	17	—	—	—
Extraordinary gain, net of tax $571	—	—	—	1,061
Net income	7,721	7,248	8,592	8,371
Comprehensive income	7,496	7,141	6,807	7,877
Earnings per share – basic
Income from continuing operations	$0.28	$0.26	$0.32	$0.27
Income from discontinued operations	—	—	—	—
Extraordinary gain	—	—	—	0.04
Net income	$0.28	$0.26	$0.32	$0.31
Earnings per share – diluted
Income from continuing operations	$0.28	$0.26	$0.32	$0.27
Income from discontinued operations	—	—	—	—
Extraordinary gain	—	—	—	0.04
Net income	$0.28	$0.26	$0.32	$0.31
Cash dividend declared per common share	$0.08	$0.08	$0.09	$0.09
Stock price range
High	$22.99	$18.99	$16.01	$19.70
Low	$16.38	$11.65	$10.13	$11.30

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2007
Revenues	$116,146	$125,109	$114,489	$115,154
Income from continuing operations	10,083	12,905	7,590	6,929
Income from discontinued operations	24	26	27	25
Net income	10,107	12,931	7,617	6,954
Comprehensive income	10,082	13,387	7,948	6,384
Earnings per share – basic
Income from continuing operations	$0.38	$0.48	$0.28	$0.25
Income from discontinued operations	—	—	—	—
Net income	$0.38	$0.48	$0.28	$0.25
Earnings per share – diluted
Income from continuing operations	$0.38	$0.48	$0.28	$0.25
Income from discontinued operations	—	—	—	—
Net income	$0.38	$0.48	$0.28	$0.25
Cash dividend declared per common share	$0.07	$0.07	$0.08	$1.08
Stock price range
High	$17.69	$24.99	$31.99	$28.22
Low	$14.45	$16.00	$22.54	$20.92

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 27, 2008. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of June 27, 2008, such disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 27, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 27, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the

Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that we have maintained effective internal control over financial reporting as of June 27, 2008.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of June 27, 2008 as stated in their report, dated September 8, 2008, which appears herein.

The scope of management’s assessment of internal control over financial reporting excluded M.L. Stern, which was acquired by us after the close of business on March 31, 2008. Total assets and net revenues of M.L. Stern represent approximately 0.8% and 4.0%, respectively, of the accompanying consolidated financial statement amounts as of and for the year ended June 27, 2008. M.L. Stern will be included in our assessment of internal control over financial reporting for the fiscal year ended June 26, 2009.

ITEM 9B. OTHER INFORMATION

The information set forth in the table immediately below presents information related to the award of common stock under the Restricted Stock Plan as authorized pursuant to the terms of the Restricted Stock Plan on August 25, 2008 by our Board of Directors and the amount paid under our cash bonus plan for fiscal 2008.

	Restricted Stock Plan		Amount paid under the cash bonus plan
Name and Position	Dollar Value ($)	Number of Shares to be Granted (1)
Donald W. Hultgren Director President and Chief Executive Officer	$90,000	5,099	$444,375

Kenneth R. Hanks Executive Vice President, Chief Financial Officer and Treasurer	72,000	4,079	284,400

Timothy J. Hamick Executive Vice President	135,000	7,649	1,200,000

Daniel R. Leland Executive Vice President	45,000	2,550	869,919

Richard H. Litton Executive Vice President	45,000	2,550	1,291,759

All executive officers as a group (13 persons)	742,400	42,063	$6,137,912

(1)	These values are based on the last reported sales price of our common stock on the NYSE on August 25, 2008, which was $17.65 per share.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to our executive officers, see “Business-Executive Officers of the Registrant.” The information under the heading “Proposal One—Election of Directors” in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

For information on the Board of Directors’ determination of the financial expert on the Audit Committee and the name and independence of such expert, see “Financial Expert” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the identification of the audit committee and its members, see “Committees of the Board of Directors” under the heading “Corporate Governance” and the “Audit Committee Report” in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the compliance with Section 16(a) of the Exchange Act, see “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information under the heading “Stock Ownership of Principal Owners and Management” in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Fees Paid to Independent Registered Public Accounting Firm” and “Pre-approval of Independent Registered Public Accounting Firm Services” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.	The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 15(b):

Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2007

4.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

4.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2007

10.1+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996

10.2+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.3+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.4+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.5+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.6+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996

10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003

10.8+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 3, 2005

10.9+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed March 3, 2005

10.10+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to Exhibit C to the Registrant’s Proxy Statement filed October 9, 2003

10.11+	SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 6, 2004

10.12+	Form of Plan Agreement for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.13+	Form of Election Form for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.14+	Description of Registrant’s executive cash bonus plan incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005

10.14.1+	Cash bonus compensation paid to named executive officers incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005

10.15+	Description of Registrant’s director compensation arrangement incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed February 9, 2005

10.16	Asset Purchase Agreement dated February 16, 2006 by and among Regional Acceptance Corporation, FSB Financial, LTD., Southwest Securities, FSB, FSBF, LLC, and Steven Burke incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006

10.17+	Executive Employment Agreement for Timothy J. Hamick incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed September 12, 2007

21.1*	Subsidiaries

23.1*	Consent of Grant Thornton LLP

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

September 5, 2008	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 5, 2008	/S/ Don A. Buchholz
(Date)	(Signature)
Don A. Buchholz
Chairman of the Board

September 5, 2008	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 5, 2008	/S/ Kenneth R. Hanks
(Date)	(Signature)
Kenneth R. Hanks
Chief Financial Officer
(Principal Financial Officer)

September 5, 2008	/S/ Stacy Hodges
(Date)	(Signature)
Stacy Hodges
Principal Accounting Officer
(Principal Accounting Officer)

September 5, 2008	/S/ Robert A. Buchholz
(Date)	(Signature)
Robert A. Buchholz
Director

September 5, 2008	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

September 5, 2008	/S/ I.D. Flores III
(Date)	(Signature)
I.D. Flores III
Director

September 5, 2008	/S/ Larry A. Jobe
(Date)	(Signature)
Larry A. Jobe
Director

September 5, 2008	/S/ R. Jan LeCroy
(Date)	(Signature)
R. Jan LeCroy
Director

September 5, 2008	/S/ Frederick R. Meyer
(Date)	(Signature)
Frederick R. Meyer
Director

September 5, 2008	/S/ Mike Moses, Ed.D.
(Date)	(Signature)
Mike Moses, Ed.D.
Director

September 5, 2008	/S/ Jon L. Mosle, Jr.
(Date)	(Signature)
Jon L. Mosle, Jr.
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 27, 2008 and June 29, 2007

(In thousands, except par values and share amounts)

	2008	2007
Assets
Cash and cash equivalents	$39,628	$128,760
Assets segregated for regulatory purposes	322,575	319,265
Receivable from brokers, dealers and clearing organizations	2,849,982	3,117,766
Receivable from clients, net	286,945	344,125
Loans held for sale	359,945	148,013
Loans, net	925,758	756,037
Securities owned, at market value	198,573	119,621
Securities purchased under agreements to resell	9,862	42,486
Goodwill	7,552	7,552
Marketable equity securities available for sale	6,964	3,793
Other assets	110,467	87,167

	$5,118,251	$5,074,585

Liabilities and Stockholders’ Equity
Short-term borrowings	$86,800	$4,000
Payable to brokers, dealers and clearing organizations	2,794,377	3,051,956
Payable to clients	556,029	581,118
Deposits	1,071,973	897,150
Securities sold under agreements to repurchase	6,342	17,829
Securities sold, not yet purchased, at market value	26,511	63,470
Drafts payable	19,657	25,718
Advances from Federal Home Loan Bank	166,250	66,989
Other liabilities	67,306	59,482

	4,795,245	4,767,712

Minority interest in consolidated subsidiaries	—	426

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 28,269,134 and outstanding 27,195,609 shares at June 27, 2008; issued 28,197,278 and outstanding 27,491,528 shares at June 29, 2007	2,827	2,819
Additional paid-in capital	269,360	268,575
Retained earnings	62,100	39,729
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $(739) in 2008 and $692 in 2007	(1,194)	1,417
Deferred compensation, net	1,994	1,644
Treasury stock (1,073,525 shares at June 27, 2008 and 705,750 shares at June 29, 2007, at cost)	(12,081)	(7,737)

Total stockholders’ equity	323,006	306,447
Commitments and contingencies

Total liabilities and stockholders’ equity	$5,118,251	$5,074,585

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended June 27, 2008, June 29, 2007 and June 30, 2006

(In thousands, except share and per share amounts)

	2008	2007	2006
Revenues:
Net revenues from clearing operations	$13,951	$12,451	$14,671
Commissions	111,368	90,398	85,516
Interest	281,422	292,062	220,666
Investment banking, advisory and administrative fees	37,517	33,411	29,781
Net gains on principal transactions	8,653	15,460	16,502
Other	24,616	27,116	24,482

Total revenue	477,527	470,898	391,618

Interest expense	175,896	197,283	138,674

Net revenues	301,631	273,615	252,944

Non-Interest Expenses:
Commissions and other employee compensation	183,830	159,915	144,941
Occupancy, equipment and computer service costs	27,093	23,454	23,833
Communications	10,091	8,826	9,062
Floor brokerage and clearing organization charges	2,257	3,904	3,562
Advertising and promotional	3,861	2,586	3,010
Other	25,390	18,717	24,515

Total non-interest expenses	252,522	217,402	208,923

Income from continuing operations before income tax expense	49,109	56,213	44,021
Income tax expense	18,255	18,706	15,384

Income from continuing operations	30,854	37,507	28,637
Discontinued operations:
Income from discontinued operations including a gain on sale of $20,453 in 2006	29	175	22,596
Income tax expense	(9)	(55)	(6,833)
Minority interest in consolidated subsidiaries	(3)	(18)	(3,067)

Income from discontinued operations	17	102	12,696

Income before cumulative effect of a change in accounting principle and extraordinary gain	30,871	37,609	41,333
Cumulative effect of a change in accounting principle, net of tax of $40	—	—	75
Extraordinary gain, net of tax of $571	1,061	—	—

Net income	31,932	37,609	41,408
Other comprehensive income:
Net holding gains and losses, net of tax of $(1,431) in 2008; $43 in 2007 and $630 in 2006	(2,611)	192	1,087

Net income (loss) recognized in other comprehensive income	(2,611)	192	1,087

Comprehensive income	$29,321	$37,801	$42,495

Earnings per share – basic
Income from continuing operations	$1.13	$1.39	$1.09
Income from discontinued operations	—	—	0.49
Cumulative effect of a change in accounting principle	—	—	—
Extraordinary gain	0.04	—	—

Net income	$1.17	$1.39	$1.58

Weighted average shares outstanding – basic	27,227,848	26,972,392	26,161,552

Earnings per share – diluted
Income from continuing operations	$1.13	$1.37	$1.08
Income from discontinued operations	—	0.01	0.49
Cumulative effect of a change in accounting principle	—	—	—
Extraordinary gain	0.04	—	—

Net income	$1.17	$1.38	$1.57

Weighted average shares outstanding – diluted	27,378,437	27,284,218	26,420,404

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 27, 2008, June 29, 2007 and June 30, 2006

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation, net	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at June 24, 2005	26,965,860	$1,797	$247,996	$23,920	$138	$1,488	(971,191)	$(9,569)	$265,770
Net income	—	—	—	41,408	—	—	—	—	41,408
Unrealized holding gain, net of tax of $630	—	—	—	—	1,083	—	—	—	1,083
Windfall tax benefits	—	—	30	—	—	—	—	—	30
Cash dividends ($0.95 per share)	—	—	—	(25,027)	—	—	—	—	(25,027)
Exercise of options	458,751	31	7,912	(2,333)	—	—	—	—	5,610
Purchase of treasury stock, at cost	—	—	—	—	—	—	(46,635)	(478)	(478)
Deferred compensation plan, net	—	—	—	—	4	122	19,454	223	349
Restricted stock plan	—	—	(607)	—	—	—	165,652	1,334	727

Balance at June 30, 2006	27,424,611	1,828	255,331	37,968	1,225	1,610	(832,720)	(8,490)	289,472
Net income	—	—	—	37,609	—	—	—	—	37,609
Unrealized holding gain, net of tax of $43	—	—	—	—	79	—	—	—	79
Windfall tax benefits	—	—	225	—	—	—	—	—	225
Cash dividends ($1.30 per share)	—	—	—	(35,827)	—	—	—	—	(35,827)
Exercise of options	853,490	66	14,226	—	—	—	—	—	14,292
Stock Split 3:2 December 15, 2006	(619)	933	(912)	(21)	—	—	—	—	—
Deferred compensation plan, net	—	—	(21)	—	113	34	(24,324)	(707)	(581)
Restricted stock plan	(80,204)	(8)	(274)	—	—	—	151,294	1,460	1,178

Balance at June 29, 2007	28,197,278	2,819	268,575	39,729	1,417	1,644	(705,750)	(7,737)	306,447
Net income	—	—	—	31,932	—	—	—	—	31,932
Unrealized holding gain (loss), net of tax of $(1,431)	—	—	—	—	(2,657)	—	—	—	(2,657)
Windfall tax benefits	—	—	218	—	—	—	—	—	218
Cash dividends ($0.34 per share)	—	—	—	(9,290)	—	—	—	—	(9,290)
Exercise of options	71,856	8	871	—	—	—	—	—	879
FIN 48 Adoption	—	—	—	(271)	—	—	—	—	(271)
Deferred compensation plan, net	—	—	3	—	46	350	(6,551)	(20)	379
Treasury stock repurchased/buyback	—	—	—	—	—	—	(551,056)	(6,135)	(6,135)
Restricted stock plan	—	—	(307)	—	—	—	189,832	1,811	1,504

Balance at June 27, 2008	28,269,134	$2,827	$269,360	$62,100	$(1,194)	$1,994	(1,073,525)	$(12,081)	$323,006

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 27, 2008, June 29, 2007 and June 30, 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$31,932	$37,609	$41,408
Income from discontinued operations	(17)	(102)	(12,696)
Cumulative effect of a change in accounting principle	—	—	(75)
Extraordinary gain	(1,061)	—	—
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,955	4,790	5,337
Amortization of premiums on loans purchased	(725)	(1,278)	(726)
Provision for doubtful accounts and write downs on REO properties	4,659	1,538	3,073
Deferred income tax (benefit) expense	1,471	632	(1,287)
Deferred compensation	1,812	3,139	2,056
Gain on sale of loans	(951)	(999)	(1,084)
Loss on sale of fixed assets	196	146	665
(Gain) loss on sale of real estate	(396)	(668)	137
Gain on sale of factored receivables	(666)	—	—
Equity in losses (earnings) of unconsolidated ventures	(235)	861	(7,395)
Dividend received on investment in Federal Home Loan Bank stock	(179)	(163)	(132)
Windfall tax benefits	(218)	(225)	(30)
Net change in minority interest in consolidated subsidiaries	(50)	(234)	209
Cash flow from operating activities of discontinued operations	4	298	(1,413)
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	(3,310)	25,763	(14,240)
Net change in broker, dealer and clearing organization accounts	8,923	(19,862)	54,272
Net change in client accounts	41,480	(8,245)	6,158
Net change in loans held for sale	(211,932)	(23,139)	47,149
(Increase) decrease in securities owned	(66,432)	39,383	13,041
(Increase) decrease in securities purchased under agreements to resell	32,624	21,150	(34,746)
(Increase) decrease in other assets	5,274	(7,383)	(2,704)
Decrease in drafts payable	(6,061)	(3,426)	(2,874)
Decrease in securities sold, not yet purchased	(36,959)	(33,439)	(9,254)
(Decrease) increase in other liabilities	(1,828)	780	2,234

Net cash (used in) provided by operating activities	(197,690)	36,926	87,083

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO properties	(8,725)	(6,589)	(3,920)
Purchase of real estate	—	(284)	(188)
Proceeds from the sale of fixed assets	56	7	99
Proceeds from sale of real estate	10,097	5,548	1,983
Loan originations and purchases	(699,905)	(695,886)	(658,214)
Loan repayments	501,518	580,817	519,444
Proceeds from sale of factored receivables	6,249	—	—
Proceeds from exchange of NYSE seat	—	—	300
Cash paid for purchase of correspondent clients of Ameritrade	(2,678)	(2,382)	—
Cash paid for purchase of O’Connor & Company Securities, Inc., net of cash acquired	—	—	(86)
Cash paid on investments	(1,500)	(900)	(500)
Cash received from investments	639	—	1,630
Cash flow from investing activities of discontinued operations	3,818	—	104,776
Cash paid for purchase of M.L. Stern, net of acquired cash	(5,498)	—	—
Proceeds from sale of ownership in investments	—	—	980
Proceeds from the sale of Federal Home Loan Bank stock	2,165	—	3,877
Purchases of Federal Home Loan Bank stock	(7,346)	(71)	(487)

Net cash used in investing activities	(201,110)	(119,740)	(30,306)

Cash flows from financing activities:
Payments on short-term borrowings	(1,750,074)	(1,440,520)	(2,238,500)
Cash proceeds from short-term borrowings	1,811,824	1,414,020	2,200,600

(continued)

(continued)

	2008	2007	2006
Increase in deposits	174,823	191,256	117,879
Advances from Federal Home Loan Bank	2,666,867	50,036	3,600,873
Payments on advances from Federal Home Loan Bank	(2,567,606)	(30,141)	(3,647,318)
Payment of cash dividends on common stock	(9,345)	(36,031)	(25,202)
Windfall tax benefits	218	225	30
Cash (payments) proceeds on securities sold under agreements to repurchase	(11,487)	10,110	(342)
Net proceeds from exercise of stock options	623	11,640	4,843
Cash flow from financing activities of discontinued operations	(382)	—	(50,878)
Proceeds related to Deferred Compensation Plan	623	267	345
Purchase of treasury stock related to Deferred Compensation Plan (Note 17)	(281)	(962)	—
Purchase of treasury stock related to Repurchase Plan	(6,135)	—	(478)

Net cash provided by (used in) financing activities	309,668	169,900	(38,148)

Net increase (decrease) in cash and cash equivalents	(89,132)	87,086	18,629
Cash and cash equivalents at beginning of year	128,760	41,674	23,045

Cash and cash equivalents at end of year	$39,628	$128,760	$41,674

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$2,176	$917	$2,074

Foreclosures on loans	$21,221	$3,199	$2,078

Exchange of NYSE stock	$—	$—	$5,091

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest from continuing operations	$178,602	$195,104	$136,664

Income taxes	$12,385	$21,087	$18,753

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”), 100% owned unless otherwise noted:

Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”
M.L. Stern & Co., LLC
Tower Asset Management, LLC	collectively, “M.L. Stern”
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”

SWS Banc Holding, Inc.	“SWS Banc”
Southwest Securities, FSB	“Bank”
FSB Development, LLC	“FSB Development”

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

SWS Insurance holds insurance agency licenses in forty-two states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. The Company retains no risk of insurance related to the insurance and annuity products SWS Insurance sells.

The Company purchased M.L. Stern after the close of business on March 31, 2008. M.L. Stern is a registered broker/dealer with the SEC and a member of FINRA. M.L. Stern purchases and sells municipal, federal and corporate bonds, mutual funds, unit trusts, closed end funds, insurance, equities and other various investment securities at wholesale and retail levels. Tower Asset Management, LLC is a wholly owned subsidiary of M.L. Stern & Co., LLC and is a registered investment advisor providing investment advisory services to high net worth individuals or families who require investment expertise and personal service. See Note 1(w), Acquisition.

SWS Capital and Southwest Advisors are dormant entities.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision (“OTS”). SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

FSB Development was formed to develop single-family residential lots. As of June 30, 2008, it had no investments.

Consolidated Financial Statements. The annual consolidated financial statements of SWS are prepared as of the close of business on the last Friday of June. It is customary for SWS to close on the last Friday of each month. The Bank’s and M.L. Stern’s annual financial statements are prepared as of June 30. Any individually material transactions are reviewed and recorded in the appropriate fiscal year. All significant intercompany balances and transactions have been eliminated.

(b) Cash and cash equivalents

For the purposes of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with original maturities of three months or less, when acquired, are considered to be cash equivalents.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At June 30, 2008 and 2007, these reserve balances amounted to $3,176,000 and $20,100,000, respectively.

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

Interest income from factored receivables was recorded on an accrual basis in accordance with the terms of the agreements. Certain fees charged in connection with the factored receivables were recorded in the month in which the receivables were purchased due to the short holding period. In the third quarter of fiscal 2008, the Bank sold the assets of factored receivable division for a gain of $666,000.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Impaired loans are accounted for at the fair value of the collateral if the loan is collateral dependent, the net present value of expected future cash flows, discounted at the loan’s effective interest rate or at the observable market price of the loan.

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

(h) Fixed Assets and Depreciation

Fixed assets are comprised of furniture, computer hardware, equipment and leasehold improvements and are included in Other Assets in the accompanying Statements of Financial Condition. Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to expense in the period incurred. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the shorter of the useful life or the lease term (up to fifteen years) using the straight-line method. Depreciation of buildings is provided over the useful life (up to forty years) using the straight-line method. Depreciation expense totaled approximately $3,608,000, $3,941,000 and $5,337,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Property consisted of the following at June 27, 2008 and June 29, 2007:

(in thousands)	June 27, 2008	June 29, 2007
Land	$1,912	$1,912
Building	4,568	3,244
Furniture and equipment	34,995	30,449
Leasehold improvements	12,456	12,935

	53,931	48,540
Less: Accumulated depreciation	(33,489)	(32,405)

Net property	$20,442	$16,135

Furniture, equipment and leasehold improvements are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with Financial Accounting Standard’s Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

(i) Amortization

The Company has recorded a customer relationship intangible which is being amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in Note 10, Intangible Assets.

(j) Goodwill

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2008 and 2007 as required by SFAS No. 142, and based on the results of the assessment, SWS’ goodwill balance was not impaired.

SWS has two reporting units with goodwill, Clearing with $4,254,000 and Institutional Brokerage with $3,298,000, both part of Southwest Securities. There were no changes in the carrying value of goodwill during the three fiscal year periods ended June 27, 2008

(k) Drafts Payable

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB statement 109,” (“FIN 48”) with respect to all income tax positions accounted for under SFAS No.109, “Accounting for Income Taxes.” The interpretation addresses the recognition, measurement, accrual of interest and penalties, balance sheet classification and disclosure of any uncertain tax positions. The provisions of FIN 48 were effective for SWS beginning in fiscal 2008, with the cumulative effect of the change in accounting principal recorded as an adjustment to the opening balance of retained earnings. The Company recorded the cumulative effect of adopting FIN 48 by decreasing the opening balance of retained earnings by $271,000. Upon adoption, the Company also recorded a net liability for uncertain positions as of July 1, 2007 of $271,000. At June 27, 2008, the Company had approximately $950,000 of unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of the net liability for uncertain tax positions is as follows:

Balance at July 1, 2007, date of adoption	$—
Increases as a result of tax positions taken during prior years	1,253,000
Increases as a result of tax positions taken during the current period	422,000
Decreases as a result of tax positions taken during prior years	(694,000)
Decreases as a result of tax positions taken during the current period	(31,000)

Balance at June 27, 2008	$950,000

While the Company expects that the net liability for uncertain positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $181,000, net of federal benefit. During the year ended June 27, 2008, the Company recognized $56,000, net of federal benefit, in interest and penalties in income tax expense. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $769,000, net of federal benefit.

With limited exception, SWS is no longer subject to the U.S. Federal, state or local tax audits by taxing authorities for years preceding 2003. The Company is not currently under tax examination.

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

(o) Minority Interest

Minority interest in consolidated subsidiaries in the Consolidated Statements of Financial Condition and the Consolidated Statements of Income and Comprehensive Income arise from the Bank’s non-wholly owned subsidiary, FSB Financial, and FSB Development’s 50% owned partnership. In fiscal 2007, FSB Development sold its interest in its 50% partnership. As such, the minority interest for fiscal 2007 in the Consolidated Statements of Financial Condition and the Consolidated Statements of Income and Comprehensive Income represents the amount to be paid to the minority interest holder in FSB Financial upon the release of the escrow from the sale of FSB Financial in fiscal 2006. In fiscal 2008, the escrow was released, (see Note 1(u) for a discussion of the sale of FSB Financial) and, as a result, there was no minority interest in consolidated subsidiaries in the Consolidated Statements of Financial Condition.

(p) Stock-Based Compensation

SWS accounts for the SWS Group, Inc. Stock Option Plan (“1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (“1997 Plan”) under the recognition and measurement principles of SFAS No. 123R, “Share-Based Payment.” On June 7, 2005, the vesting of all outstanding options was accelerated to 100% upon approval by the Board of Directors. As a result, no compensation expense is recorded in the fiscal 2008, fiscal 2007 or fiscal 2006 Consolidated Statements of Income and Comprehensive Income related to stock options. The Company has eliminated the use of options as a compensation tool and currently grants restricted stock to reward management and employees.

(q) Treasury Stock

In fiscal 2008, 551,056 shares of stock were repurchased at a cost of $6,102,000, or $11.07 per share. The first 500,000 of these shares were repurchased pursuant to a 500,000 share repurchase program which was originally approved by the Board of Directors in December 2006. The remaining 51,056 shares were repurchased pursuant to a 750,000 repurchase program approved by the Board of Directors on January 15, 2008. This plan expires on June 30, 2009. There are 698,944 shares available for repurchase under this program at June 27, 2008. In June 2005, the Board of Directors approved the repurchase of up to 500,000 shares of SWS common stock expiring on December 31, 2006. In October 2005, 46,635 shares were repurchased at a cost of $478,000, or $10.24 per share, in accordance with this plan. No shares were repurchased for the year ended June 29, 2007.

Treasury stock is also repurchased periodically under SWS’ Deferred Compensation Plan (Note 17).

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

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale and loans receivable was $1,314,627,000 and $909,356,000 at June 30, 2008 and 2007, respectively.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of deposits was $1,071,973,000 and $897,150,000 at June 30, 2008 and 2007, respectively. The fair value of advances to FHLB was $174,683,000 and $70,282,000 at June 30, 2008 and 2007, respectively.

(t) Accounting Pronouncements

The FASB and the SEC have recently issued the following statements and interpretations, which are applicable to SWS:

EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” In June 2008, FASB issued this standard which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, our fiscal 2010. SWS is assessing the impact of this statement on its financial statements and processes.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, FASB issued this standard which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This statement is effective 60 days following the SEC’s approval.

SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” In February 2008, FASB issued this standard which presumes an initial transfer of a financial asset and repurchase financing are considered part of the same arrangement as described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” unless certain conditions are met. The conditions are 1) the initial transfer and repurchase financing are not contractually contingent on one another; 2) the repurchase financing provides the initial transferor with recourse to the initial transferee upon default; 3) the financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace and 4) the repurchase agreement matures before the asset. This standard is effective for fiscal years beginning after November 15, 2008, our fiscal 2010. SWS is assessing the impact of this statement on its financial statements and processes.

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

SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities.” This SFAS, issued in February 2007, permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option 1) may generally be applied instrument by instrument; 2) is irrevocable unless a new election date occurs; and 3) must be applied to the entire instrument and not to only a portion of the instrument. The standard is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. The adoption of SFAS No. 159 on July 1, 2008 did not have a material impact on SWS' Consolidated Financial Statements. SWS did not elect to designate the fair value option for any of its financial instruments and certain other items allowed by this pronouncement, but may do so in the future.

SFAS No. 157, “Fair Value Measurement.” In September 2006, FASB issued this standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued staff position 157-1 which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed annually. Except for the delay for non-financial assets and liabilities, the standard is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. The adoption of SFAS No.157 will not have a material impact on the Company’s financial position, results of operations, Earnings per share or cash flows, but will expand the amount of disclosures in the Company’s consolidated financial statements

(u) Discontinued Operations

In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. The sale price was $35,870,000 in cash and the retirement of $116,868,000 of related debt. A gain of $20,453,000 was recognized on the sale of which $2,965,000 belonged to the minority interest holder. Pursuant to the sale agreement, 10% or $3,587,000 was placed in escrow to secure any purchase price adjustments and to secure sellers indemnifications. This money was released from escrow on July 3, 2007 at which time the Bank received $3,818,000, representing the original $3,587,000 and $231,000 in interest. The minority interest holder received $382,000 on this transaction.

At June 30, 2007, the $3,587,000 and interest of $215,000, is presented in Other Assets in the accompanying Consolidated Statements of Financial Condition.

The results of FSB Financial, as summarized below, have been classified as discontinued operations for all periods presented.

(in thousands)	2008	2007	2006
Net revenues	$29	$177	$33,518
Net income before taxes	29	175	22,596
Income tax expense	9	55	6,833
Minority interest	3	18	3,067
Income from discontinued operations	17	102	12,696

(v) Other Comprehensive Income (Loss)

Net holding gains and losses represent the unrealized holding gains and losses on marketable equity securities available for sale. (Note 3)

(w) Acquisition

In February 2008, the Company entered into a definitive agreement to purchase M.L. Stern & Co., LLC and its wholly-owned subsidiary, Tower Asset Management, LLC, (collectively, “M.L. Stern”) from a subsidiary of Pacific Life Insurance Company. The acquisition was structured as a purchase of all of the outstanding membership interests of M.L. Stern. The assets and liabilities acquired as well as the financial results of M.L. Stern were included in the Company’s consolidated financial statements after the close of business on March 31, 2008, the acquisition date. The acquisition will augment the Company’s retail segment in the California marketplace. M.L. Stern & Co., LLC, which is based in Beverly Hills, California, has seven retail office locations, approximately $4 billion in customer assets under custody, an additional $450 million in assets under management and approximately 100 financial advisors. The transaction doubled the size of SWS’ private client advisor network and re-established SWS in the asset management business. The M.L. Stern business is included in the Company’s retail segment.

The aggregate acquisition price was approximately $8.7 million, which consisted of cash in the amount of $5.5 million and direct expenses of $3.2 million in finder’s fees, legal fees, valuation fees, severance costs and contract cancellation costs. The Company accounted for the acquisition of M.L. Stern under the provisions of SFAS No. 141 “Business Combinations.” Upon review by an outside third party expert, initially, a portion of the purchase price was allocated to the following intangibles:

•	Customer Relationship – $7.0 million;

•	Trade name – $0.8 million;

•	Leases – $3.9 million;

•	Non-Compete Agreements – $0.7 million; and

•	Schwab Investment Mgmt. Contract – $3.3 million.

The cost to acquire M.L. Stern was less than the fair values assigned to the acquired assets and liabilities, as such, the excess was allocated as a pro-rata reduction of the amounts assigned to the acquired assets bringing all intangible assets noted above to an adjusted fair value of zero. Depreciable fixed assets were also allocated the excess to an adjusted fair value of zero. After these adjustments, $1.6 million of excess fair value over cost remained. This amount was recognized as an extraordinary gain by the Company.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of March 31, 2008, acquisition date:

(in thousands)
Cash	$890
Receivable from brokers, dealers and clearing organizations	14
Receivable from clients	10,843
Securities owned, at market value	19,738
Other assets	9,066

Total assets acquired	40,551

Short-term borrowings	21,050
Payable to brokers, dealers, and clearing organizations	1,296
Payable to clients	623
Accrued expenses and other liabilities	7,232

Total liabilities assumed	30,201

Net assets acquired	$10,350

2.	ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 27, 2008, SWS had cash of $322,575,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no positions in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 27, 2008.

At June 29, 2007, SWS had cash and accrued interest of approximately $319,265,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no positions in special reserve bank accounts for the PAIB at June 29, 2007.

3.	MARKETABLE EQUITY SECURITIES

SWS Group owns shares of common stock in U.S. Home Systems, Inc. (“USHS”), Westwood Holdings Group, Inc. (“Westwood”) and NYSE Euronext, Inc. (“NYX”), which are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at June 27, 2008 and June 29, 2007 (dollars in thousands):

	Shares Held	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 27, 2008
USHS	357,154	$1,576	$—	$(183)	$1,393
NYX	103,898	7,218	—	(1,928)	5,290
Westwood	6,877	103	178	—	281

Marketable equity securities		$8,897	$178	$(2,111)	$6,964

June 29, 2007
USHS	357,154	$1,576	$1,977	$—	$3,553
Westwood	7,018	108	132	—	240

Marketable equity securities		$1,684	$2,109	$—	$3,793

At June 27, 2008, SWS held shares of stock of Westwood within the deferred compensation plan. The reduction in shares from fiscal 2007 to fiscal 2008 resulted from distributions from the deferred compensation plan.

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

The 80,177 NYX shares received from the merger were restricted by agreement. These restrictions prohibit any “direct or indirect assignment, sale, exchange, transfer, tender or other disposition of NYX stock.” The restrictions on the shares lapse based on a three year vesting schedule with restrictions lapsing on one-third of the restricted shares annually. The restriction on 26,727 shares of stock lapsed March 7, 2007. On June 7, 2007, NYX announced an early release of the restriction on an additional 26,725 shares. As of June 27, 2008, 26,725 shares are still restricted. There are no restrictions on the 23,721 shares received on the conversion of the Company’s investment in Archipelago.

In July 2007, Southwest Securities transferred its ownership of the NYX stock at cost to SWS Group. These shares are now recorded as Marketable Equity Securities Available for Sale, and changes in valuation on the 77,173 unrestricted shares appear in Other Comprehensive Income in the income statement. The remaining restricted 26,725 NYX shares have been discounted at a rate of 8.88% of the market price of NYX stock at June 27, 2008. The discount rate was determined based on the length of time of the restrictions, expected rate of return for this type of investment and the relative amount of restricted NYX stock versus the fully tradable stock. The changes in valuation on these discounted shares appear in Other Comprehensive Income in the income statement. The restriction on these shares is scheduled to lapse in March of 2009.

As of June 29, 2007, the Company’s total investment in NYX shares was valued at $7,209,000 and was included in Securities Owned on the Consolidated Statement of Financial Condition. All gains and losses were recorded in Gains (Losses) on Principal Transactions in fiscal years 2007 and 2006. Total gains recorded in Gains (Losses) on Principal Transactions in fiscal 2007 and 2006 were $1,166,000 and $5,105,000 ($5,100,000 for the merger transaction and $5,000 from the market appreciation of the shares), respectively.

4.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 27, 2008 and June 29, 2007, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2008	2007
Receivable:
Securities failed to deliver	$46,785	$26,786
Securities borrowed	2,737,279	2,987,907
Correspondent broker/dealers	29,434	33,943
Clearing organizations	15,086	12,853
Other	21,398	56,277

	$2,849,982	$3,117,766

Payable:
Securities failed to receive	$57,707	$52,907
Securities loaned	2,702,605	2,961,001
Correspondent broker/dealers	12,216	25,254
Other	21,849	12,794

	$2,794,377	$3,051,956

Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. Securities borrowed and loaned represent deposits made to or received from other broker/dealers relating to these transactions. These deposits approximate the market value of the underlying securities.

SWS clears securities transactions for correspondent broker/dealers. Principal settled securities and related transactions for these correspondents are included in the receivable from and payable to brokers, dealers and clearing organizations.

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At June 27, 2008, SWS had collateral of $2,737,263,000 under securities lending agreements, of which SWS had repledged $2,686,694,000. SWS had received collateral of $2,987,905,000 under securities lending agreements, of which SWS had repledged $2,939,853,000 at June 29, 2007.

5.	RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 pursuant to the Exchange Act, principally officers, directors and related accounts), which aggregated approximately $902,000 and $566,000, respectively, at June 27, 2008 and $3,203,000 and $512,000, respectively, at June 29, 2007. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $492,352,000 and $503,532,000 at June 27, 2008 and June 29, 2007, respectively. During fiscal year 2008, the interest rates paid on these balances ranged from 1.3% to 4.2%. The weighted average interest rate paid was 3.20% in fiscal 2008 and 4.14% in fiscal 2007.

SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations and are included in Other Expense in the Consolidated Statement of Income and Comprehensive Income. At June 27, 2008 and June 29, 2007, all unsecured customer receivables are provided for in this allowance. The allowance was $131,000 and $231,000 at June 27, 2008 and June 29, 2007, respectively.

6.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within the Dallas-Fort Worth, Texas metropolitan area. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of North Texas.

Loans receivable at June 30, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
First mortgage loans (principally conventional):
Real estate	$637,289	$454,111
Construction	189,379	226,617

	826,668	680,728

Consumer and other loans:
Commercial	101,334	70,847
Other	6,433	6,664

	107,767	77,511

Factored receivables	—	5,969

	934,435	764,208
Unearned income	(1,741)	(2,674)
Allowance for probable loan losses	(6,936)	(5,497)

	$925,758	$756,037

Impairment of loans with a recorded investment of approximately $2,705,000 and $1,284,000 at June 30, 2008 and 2007, respectively, has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. The average recorded investment in impaired loans was approximately $2,441,000 during fiscal 2008 and $1,152,000 during fiscal 2007. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $357,000 and $532,000 at June 30, 2008 and 2007, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in 2008 and 2007.

An analysis of the allowance for probable loan losses for the years ended June 30, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Balance at beginning of year	$5,497	$5,047	$7,450
Continuing operations:
Provision for loan losses	3,545	651	1,624
Loans charged to the allowance, net	(2,106)	(201)	(392)

	1,439	450	1,232

Discontinued operations:
Provision for loan losses	—	—	5,877
Loans charged to the allowance, net	—	—	(5,781)
Sale of FSB Financial	—	—	(3,731)

	—	—	(3,635)

Balance at end of year	$6,936	$5,497	$5,047

7.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 27, 2008 and June 29, 2007, which are carried at market value, include the following (in thousands):

	2008	2007
Securities owned:
Corporate equity securities	$9,393	$17,135
Municipal obligations	145,948	20,471
U.S. government and government agency obligations	13,887	27,443
Corporate obligations	23,461	45,391
Other	5,884	9,181

	$198,573	$119,621

Securities sold, not yet purchased:
Corporate equity securities	$2,197	$1,070
U.S. government and government agency obligations	14,205	49,581
Corporate obligations	9,558	12,726
Other	551	93

	$26,511	$63,470

Certain of the above securities have been pledged to secure short-term borrowings (Note 11) and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $3,782,000 and $4,130,000 at June 27, 2008 and June 29, 2007, respectively. Additionally, at June 27, 2008 and June 29, 2007, SWS had pledged firm securities valued at $161,000 and $277,000, respectively, in conjunction with securities lending activities.

8.	SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At June 27, 2008, SWS held reverse repurchase agreements totaling $9,862,000, collateralized by U.S. government and government agency obligations with a market value of approximately $9,910,000. At June 29, 2007, SWS held reverse repurchase agreements totaling $42,486,000, collateralized by U.S. government and government agency obligations with a market value of approximately $42,572,000.

9.	INVESTMENTS

Comprehensive Software Systems, Inc. (“CSS”). In 1993, SWS became a part owner of CSS, a software development company formed with a consortium of other broker dealers to develop a new brokerage front and back office system, which SWS uses in its brokerage business.

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

Also in November 2007, SWS and CSS entered into a three year maintenance agreement pursuant to which SWS made maintenance payments of $3,000,000 for calendar year 2007 and will make payments of $2,500,000 in 2008 and 2009. SWS also received assistance in converting to an updated version of the CSS software and a new broker front end platform in exchange for the increased maintenance payments.

Other Equity Investments. SWS has two other investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of June 27, 2008, SWS had contributed $4,000,000 of this commitment. SWS recorded income of $220,000, $745,000 and $1,802,000, related to this investment during fiscal 2008, 2007 and 2006, respectively. In fiscal 2008, SWS received cash distributions of $639,000 from this investment. In December 2005, SWS received a cash distribution of $1,547,000 from this investment. SWS’s investment is less than 20%; however, SWS is accounting for this investment under the equity method according to the Emerging Issues Task Force (“EITF”) D-46. According to EITF D-46, a company should implement the guidance as established in the SEC’s Statement of Position (“SOP”) 78-9 for limited partnership investments. The SOP states that investments in all limited partnerships should be accounted under the equity method unless the investor’s interest is “so minor, less than 5%, that the limited partner may have virtually no influence over the partnership operating and financial policies.”

In fiscal 2007, the Bank committed $3,000,000 to a limited partnership equity fund as a cost effective way of meeting its obligations under the Community Reinvestment Act. As of June 27, 2008, the Bank has invested $2,400,000 of its commitment. During fiscals 2008 and 2007, the Bank recorded gains of $15,000 and losses of $116,000, respectively, related to this investment.

In December 2005, SWS’ sold its assets in an equity investment to a third party, with SWS receiving a distribution of $83,000 for its portion of the sale proceeds. SWS recorded total losses of $106,600 for the year ended June 30, 2006 from this investment.

Variable Interest Entity. SWS consolidates investments which meet the definition of a “Variable Interest Entity” as defined in Financial Interpretation (“FIN”) No. 46R.

In March 2005, FSB Development contributed $475,000 for a limited partnership interest in a land development limited partnership. On June 13, 2007, FSB Development sold its interest in this limited partnership and recognized a gain of $513,000. This entity was consolidated at the Bank level through FSB Development. For the year ended June 30, 2007 and June 30, 2006, in addition to the gain noted on the sale of its interest, the Bank consolidated $135,000 and $121,000 in net losses, respectively, for this investment.

10.	INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to the Company’s clearing platform. The purchase price was based on the estimated value of the transferred correspondents. $2,382,000 of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade received 78% of the remaining amount, $2,678,000, in July 2007. As the agreed upon ticket volumes were not met, the second payment was pro-rated by the ticket volumes achieved compared to the agreed upon ticket volume. As a result of these transactions, the Company recorded a customer relationship intangible of $5,060,000 at July 27, 2007. The amount of the intangible at June 29, 2007 was $5,022,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS has recognized approximately $1,347,000 and $849,000 of amortization expense in fiscals 2008 and 2007, respectively. The intangible is included in Other Assets on the Consolidated Statement of Financial Condition. SWS’s estimated Amortization Expense for the next 4 years is as follows (in thousands):

Fiscal 2009	1,130
Fiscal 2010	943
Fiscal 2011	785
Fiscal 2012	6

$2,864

SWS performed its annual assessment of the fair value of the intangible during fiscal 2008 as required by SFAS No. 142, and based on the results of the assessment, SWS’ intangible balance was not impaired.

11.	SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate, 2.0% at June 27, 2008. At June 27, 2008, the amount outstanding under these secured arrangements was $75,500,000, which was collateralized by securities held for firm accounts valued at $121,496,000. At June 29, 2007, the amount outstanding under these secured arrangements was $4,000,000, which was collateralized by securities held for firm accounts valued at $38,849,000.

SWS has $250,000 outstanding under unsecured letters of credit at both June 27, 2008 and June 29, 2007, pledged to support its open positions with securities clearing organizations, which bears a 1% commitment fee and is renewable semi-annually.

At June 27, 2008 and June 29, 2007, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $429,000 and $571,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker lines, SWS has a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under the unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line other than the $679,000 under unsecured letters of credit at June 27, 2008. At June 29, 2007, there were no amounts outstanding on this line other than the $821,000 in unsecured letters of credit. At June 27, 2008 and June 29, 2007, the total amount available for borrowings was $19,321,000 and $19,179,000, respectively.

At June 27, 2008 and June 29, 2007, SWS had an irrevocable letter of credit agreement aggregating $58,000,000 and $48,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $73,528,000 and $66,381,000 at June 27, 2008 and June 29, 2007, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At June 27, 2008, approximately $357,384,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $15,730,000 under securities loan agreements. At June 29, 2007, approximately $414,673,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $20,855,000 under securities loan agreements.

The Bank has an agreement with an unaffiliated bank for $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The monies from the line of credit are being used by the Bank to support short-term liquidity needs. At June 30, 2008 and 2007, there were no amounts outstanding on this line of credit.

M.L. Stern has a broker lending agreement with a bank for a $20,000,000 line of credit, on which $11,300,000 was drawn at June 30, 2008, and was collateralized by securities held for firm accounts valued at $16,496,000. This line of credit is used primarily to finance securities owned and bears interest at rates indexed to the federal funds rate; such rate resets daily and was 3.5% at June 30, 2008.

12.	DEPOSITS

Bank deposits at June 30, 2008 and 2007 are summarized as follows (dollars in thousands):

	2008		2007
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$52,349	4.9%	$46,367	5.2%
Interest bearing demand accounts	58,761	5.5	56,035	6.2
Savings accounts	824,596	76.9	687,239	76.6
Limited access money market accounts	43,865	4.1	30,712	3.4
Certificates of deposit, less than $100,000	55,173	5.1	52,370	5.9
Certificates of deposit, $100,000 and greater	37,229	3.5	24,427	2.7

	$1,071,973	100.0%	$897,150	100.0%

The weighted average interest rate on deposits was approximately 2.37% and 4.11% at June 30, 2008 and 2007, respectively.

At June 30, 2008, scheduled maturities of certificates of deposit were as follows (in thousands):

	2009	2010	2011	2012	Thereafter	Total
Certificates of deposit, less than $100,000	$45,071	$6,379	$1,902	$1,022	$799	$55,173
Certificates of deposit, $100,000 and greater	29,035	5,879	904	857	554	37,229

	$74,106	$12,258	$2,806	$1,879	$1,353	$92,402

13.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at June 27, 2008 were $6,342,000. At June 29, 2007, SWS had repurchase agreements totaling $17,829,000.

14.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2008 and 2007, advances from the FHLB were due as follows (in thousands):

	2008	2007
Maturity:
Due within one year	$71,056	$—
Due within two years	5,946	1,143
Due within five years	39,736	26,601
Due within seven years	13,835	9,180
Due within ten years	11,512	9,109
Due within twenty years	23,405	20,424
Due beyond twenty years	760	532

	$166,250	$66,989

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $516,000,000 of collateral value (as defined) in qualifying first mortgage loans at June 30, 2008 (calculated at March 31, 2008). At June 30, 2007 (calculated at March 31, 2007), advances with interest rates from 3% to 8% were collateralized by approximately $282,000,000 of collateral value in qualifying first mortgages.

15.	INCOME TAXES

Income tax expense for the fiscal years ended June 27, 2008, June 29, 2007 and June 30, 2006 (effective rate of 37.2% in 2008, 33.3% in 2007 and 34.9% in 2006) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in 2008, 2007 and 2006) to income from continuing operations before income tax expense and is comprised of the following (in thousands):

	2008	2007	2006
Income tax expense at the statutory rate	$17,188	$19,675	$15,407
Tax exempt interest	(1,007)	(572)	(114)
Tax exempt expense (income) from company-owned life insurance (“COLI”)	304	(1,015)	(179)
State income taxes, net of federal tax benefit	1,676	964	76
Non-deductible meals and entertainment	301	245	243
Other, net	(207)	(591)	(49)

	$18,255	$18,706	$15,384

Income taxes as set forth in the Consolidated Statements of Income and Comprehensive Income consisted of the following components (in thousands):

	2008	2007	2006
Current
Federal	$14,553	$16,515	$15,921
State	2,276	1,559	790

	16,829	18,074	16,711

Deferred
Federal	$1,411	$681	$(889)
State	15	(49)	(438)

	1,426	632	(1,327)

Total income tax expense	$18,255	$18,706	$15,384

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 27, 2008 and June 29, 2007 are presented below (in thousands):

	2008	2007
Deferred tax assets:
Employee compensation plans	$9,405	$4,459
Bad debt reserve	939	1,427
Deferred rent	1,540	1,438
Fixed assets	1,148	1,879
Gain on sale of loans deferred for book	573	496
Undistributed loss, amortization and impairment of CSS investment and related goodwill	—	4,033
Allowance for probable loan losses	2,529	2,017
Investment in unconsolidated ventures	564	2,617
Marketable equity securities	739	—
Other	831	801

Total gross deferred tax assets	18,268	19,167

Deferred tax liabilities:
Marketable equity securities	—	(692)
Extraordinary gain	(810)	(239)
Other	(458)	(625)

Total gross deferred tax liabilities	(1,268)	(1,556)

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$17,000	$17,611

As a result of SWS’ history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that SWS will realize the benefit of the deferred tax assets.

16.	REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 pursuant to the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 pursuant to the Exchange Act. At June 27, 2008, Southwest Securities had net capital of $118,528,000, or approximately 29% of aggregate debit balances, which is $110,466,000 in excess of its minimum net capital requirement of $8,062,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 27, 2008, Southwest Securities had net capital of $98,374,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At June 27, 2008, the net capital and excess net capital of SWS Financial was $1,021,000 and $771,000, respectively.

M.L. Stern is required to maintain minimum net capital, as defined, of the greater of $250,000 or 1/15 of M.L. Stern’s total aggregate indebtedness and a maximum ratio of aggregate indebtedness to net capital of 15 to 1, as defined under such provisions. M.L. Stern’s ratio of aggregate indebtedness to net capital was 1.53 to 1. M.L. Stern also had net capital, as defined, of $7,673,000 which exceeded the minimum requirements by $6,889,000.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2008 and 2007, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008:
Total capital (to risk weighted assets)	$120,098	10.7%	$89,684	8.0%	$112,105	10.0%
Tier I capital (to risk weighted assets)	113,162	10.1	44,842	4.0	67,263	6.0
Tier I capital (to adjusted total assets)	113,162	8.3	54,303	4.0	67,879	5.0

June 30, 2007:
Total capital (to risk weighted assets)	$90,436	10.4%	$69,482	8.0%	$86,853	10.0%
Tier I capital (to risk weighted assets)	84,939	9.8	34,741	4.0	52,112	6.0
Tier I capital (to adjusted total assets)	84,939	8.0	42,274	4.0	52,842	5.0

17.	EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan. SWS has a defined contribution profit sharing/401(k) plan covering substantially all employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at SWS’ discretion. There was no profit sharing contribution in fiscal 2008. Profit sharing contributions were $1,411,000 and $679,000 in fiscal years 2007 and 2006, respectively. Under the 401(k) portion of the plan, SWS provides a match of up to 4% of eligible compensation. SWS’ matching contributions vest immediately and the expense totaled approximately $2,854,000, $2,602,000 and $2,391,000 in fiscal 2008, 2007 and 2006, respectively.

M.L. Stern provides a 401(k) defined contribution plan (the “Contribution Plan”) that covers all full-time employees. Generally, employees who have one year of continuous employment are eligible to participate in the Contribution Plan. Employees may contribute their gross wages up to the Internal Revenue Service maximum allowable amount. M.L. Stern matches, at its discretion, a set percentage of the employees’ contributions. From April 1, 2008 to June 30, 2008, M.L. Stern’s aggregate matching contribution to the Contribution Plan was $46,000. M.L. Stern’s full-time salaried employees are also eligible to participate in a profit sharing plan, which is a component of the Contribution Plan. For the period ending June 30, 2008, M.L Stern had discretionary payables for the Contribution Plan and the profit sharing plan of $332,000 and $68,000, respectively.

Deferred Compensation Plan. SWS Group provides a Deferred Compensation Plan (the “2005 Plan”), the effective date of which was January 1, 2005 for eligible officers and employees to defer a portion of their bonus compensation and commissions.

The assets of the 2005 Plan include investments in SWS Group, Westwood, and COLI. Investments in SWS Group stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the Consolidated Statements of Financial Condition. Investments in Westwood stock are carried at market value and recorded as Marketable Equity Securities Available for Sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in Other Assets in the Consolidated Statements of Financial Condition.

For the fiscal years ended June 27, 2008 and June 29, 2007, approximately $9,588,000 and $9,191,000 was invested in the 2005 Plan, respectively. The fair value of SWS’ common stock at June 27, 2008 and June 29, 2007 was $2,319,000 and $2,810,000, respectively. The fair value of Westwood stock at June 27, 2008 and June 29, 2007 was $280,000 and $240,000, respectively. The cash surrender value of COLI at June 27, 2008 and June 29, 2007 was $7,712,000 and $7,481,000, respectively. Funds totaling $1,936,000 were invested in 136,515 shares of SWS’ common stock, with the remainder invested in Westwood stock and COLI as of June 27, 2008. Funds totaling $1,917,000 were invested in 129,964 shares of SWS’ common stock, with the remainder invested in Westwood stock and COLI as of June 29, 2007. During the second quarter of fiscal 2007, SWS received proceeds of $2,289,000 from COLI which were recorded in Other Revenue in the Consolidated Statements of Income and Comprehensive Income. Approximately $1,996,000, $1,332,000 and $1,300,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the 2005 Plan in fiscal years 2008, 2007 and 2006, respectively. The trustee of the 2005 Plan is Wilmington Trust Company.

The trustee under SWS’ deferred compensation plan periodically purchases the Company’s stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. The plan purchased 25,000 shares during the year ended June 27, 2008 at a cost of $281,000 or $11.21 per share. The plan purchased 44,333 shares during the year ended June 29, 2007 at a cost of $962,000, or $21.69 per share. During the years ended June 27, 2008 and June 29, 2007, 18,449 and 20,009 shares, respectively, were sold or distributed pursuant to the plan.

Certain employees of M.L. Stern are eligible to participate in a deferred compensation plan provided by M.L. Stern. This plan permits certain members of senior management and registered representatives to defer a portion of their compensation. Deferred amounts are invested in COLI and diversified mutual funds. At June 30, 2008, $2,623,000 has been recorded for the investments in the plan and is included in Other Assets in the Consolidated Statements of Financial Condition. In addition, a corresponding liability has been recorded in the amount of $2,760,000 for M.L. Stern’s obligation to such employees and is included in Other Liabilities in the Consolidated Statements of Financial Condition.

Stock Option Plan. At June 27, 2008, SWS has no active stock option plans. The Company has eliminated the use of options as a compensation tool and currently grants restricted stock to reward and incentivize officers, employees and directors. All current outstanding options under the SWS Group, Inc. Stock Option Plan

(the “1996 Plan”), and SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contracted expiration date occurs. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and all options are fully vested.

SWS accounts for the plans under the recognition and measurement principles of the SFAS No. 123R, “Share-Based Payment.” See Note 1(p).

A summary of the status of SWS’ outstanding stock options as of June 27, 2008, June 29, 2007 and June 30, 2006 is presented below:

	2008		2007		2006
	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	638,024	$11.93	1,497,549	$12.93	2,023,527	$12.45
Exercised	(71,856)	8.66	(853,490)	13.56	(458,751)	10.55
Forfeited	—	—	(5,982)	16.81	(67,227)	15.02
Adjustment for Stock Split	—	—	(53)	—	—	—

Outstanding, end of period	566,168	$12.34	638,024	$11.93	1,497,549	$12.93

Exercisable, end of period	566,168		638,024		1,497,549

The following table summarizes information for the stock options outstanding at June 27, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$6.72 - $8.96	205,530	3.92	$8.91	205,530	$8.91
$8.97 - $11.20	120,853	3.19	$10.31	120,853	$10.31
$13.45 - $ 15.68	142,023	2.15	$15.59	142,023	$15.59
$15.69 - $ 17.92	97,762	1.16	$17.36	97,762	$17.36

	566,168	2.84	$12.34	566,168	$12.34

Restricted Stock Plan. On November 12, 2003, the stockholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). In November 2007, the stockholders of SWS Group approved an amendment to the plan to increase the number of shares available under the plan by 500,000. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of SWS Group’s common stock to SWS’ directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan vests pro-rata over a three year period, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

SWS accounts for the plan under the recognition and measurement principles of the SFAS No. 123R, “Share-Based Payment.”

At various times in fiscal 2006, the Board of Directors approved grants to various officers and employees totaling 183,298 shares with a weighted average market value of $12.26 per share. In fiscal 2007, the Board of

Directors approved grants to various officers and employees totaling 91,140 shares with a weighted average market value of $16.53 per share. During fiscal 2008, the Board of Directors approved grants to various officers and employees totaling 220,876 shares with a weighted average market value of $16.06 per share. As a result of these grants, SWS recorded deferred compensation in Additional Paid in Capital of approximately $6,816,000. For the years ended June 27, 2008, June 29, 2007 and June 30, 2006, SWS has recognized compensation expense of approximately $1,878,000, $1,451,000 and $1,045,000, respectively for all restricted stock grants.

On January 20, 2006, in conjunction with the sale of the Institutional Sales business, the Board of Directors approved the immediate vesting of the 5,840 unvested restricted shares held by the employees affected by the sale. The fair value of the vested shares was $84,000.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. The table below summarizes the number and fair value of vested shares repurchased to cover the grantees tax liabilities.

(dollars in thousands except per share amounts)	Shares Purchased	Purchase Price	Weighted Average Price per Share
Fiscal years ended
June 27, 2008	18,678	$363	$19.46
June 29, 2007	13,581	$239	$17.60

	32,259	$602

At June 27, 2008, the total number of shares outstanding under the Restricted Stock Plan was 331,631 and the total number of securities available for future grants was 626,104.

18.	EARNINGS PER SHARE (“EPS”)

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations, is as follows (in thousands, except share and per share amounts):

	2008	2007	2006
Income from continuing operations	$30,854	$37,507	$28,637
Income from discontinued operations	17	102	12,696
Cumulative effect of a change in accounting principle, net of tax of $40	—	—	75
Extraordinary gain, net of tax of $571	1,061	—	—

Net income	$31,932	$37,609	$41,408

Weighted average shares outstanding – basic	27,227,848	26,972,392	26,161,552
Effect of dilutive securities:
Stock options and restricted stock	150,589	311,826	258,852

Weighted average shares outstanding – diluted	27,378,437	27,284,218	26,420,404

	2008	2007	2006
Earnings per share – basic
Income from continuing operations	$1.13	$1.39	$1.09
Income from discontinued operations	—	—	0.49
Cumulative effect of a change in accounting principle	—	—	—
Extraordinary gain	0.04	—	—

Net income	$1.17	$1.39	$1.58

Earnings per share – diluted
Income from continuing operations	$1.13	$1.37	$1.08
Income from discontinued operations	—	0.01	0.49
Cumulative effect of a change in accounting principle	—	—	—
Extraordinary gain	0.04	—	—

Net income	$1.17	$1.38	$1.57

At June 27, 2008, June 29, 2007 and June 30, 2006, there were approximately 566,000, 638,000 and 1,498,000 options, respectively, outstanding under SWS’ stock option plans, see Note 17. As of June 27, 2008, approximately 6,900 outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted. As of June 29, 2007 there were no outstanding options that were antidilutive. As of June 30, 2006, approximately 6,900 outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted.

19.	COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and Contingencies.

In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of various federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

Leases. SWS leases its offices under non-cancelable operating lease agreements. During fiscal years 2008, 2007 and 2006, SWS entered into various non-cancelable operating lease agreements relating to data processing equipment used in the brokerage operations. Rental expense for facilities and equipment leases for fiscal years 2008, 2007 and 2006 aggregated approximately $9,201,000, $8,053,000 and $8,814,000, respectively.

The future rental payments for the non-cancelable operating leases at June 27, 2008 are included in the table below (in thousands). Of the $62,180,000 in lease commitments, approximately $1,647,000 has been reserved for as impaired. The minimum lease payments shown below have been reduced by $1,448,000 of minimum sublease rentals to be received in the future under non-cancelable subleases.

Operating Leases
Fiscal year ending:
2009	$9,376
2010	8,494
2011	7,314
2012	6,315
2013	5,459
Thereafter	25,222

Total minimum lease payments	$62,180

Venture Capital Fund. SWS has committed $5,000,000 to invest in a limited partnership venture capital fund. As of June 27, 2008, SWS had contributed $4,000,000 of its commitment. The Bank has committed $3,000,000 to a limited partnership equity fund. As of June 30, 2008, the Bank had invested $2,400,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. There were no open commitments for underwritings at June 27, 2008.

Guarantees. The Bank has stand-by letters of credit primarily issued for real estate development purposes. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $2,871,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consist of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

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

20.	AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in an interest bearing checking account called Bank Insured Funds at the Bank. These funds are FDIC insured up to $100,000 for individual accounts and up to $250,000 for certain IRA accounts. At June 27, 2008, clients of Southwest Securities had invested $871,316,000 in these funds.

One director of SWS is a principal guarantor of four loans made by the Bank to a North Texas business franchise in which he is a co-managing partner. These loans included a secured revolving line of credit in the amount of $3,000,000 with fiscal year end balances at June 30, 2008 and 2007 of $459,000 and $1,965,000, respectively. During fiscal years 2008, 2007 and 2006, the Bank recognized interest income of $11,700, $55,500 and zero, respectively. The line of credit bears interest at the rate of 5.0%. Additionally, two loans totaling $2,796,000 were made by the Bank to the franchise. These loans had fiscal year end balances of $2,390,000 and $988,000 at June 30, 2008 and 2007, respectively. The loans bear interest at the rate of 5.0% and during fiscal years 2008, 2007 and 2006, the Bank recognized interest income of $83,700, $42,700 and zero, respectively. Lastly, the director guarantees a loan made by the Bank used to purchase two vehicles for the franchise. This loan was initiated in fiscal 2008 and had a balance of $32,000 at June 30, 2008. The loan bears interest at a rate of 7.25% and the Bank recognized interest income of $500 in fiscal 2008.

Two directors of SWS own approximately 64% of a local bank and one of SWS’ executive officers owns less than a 1.0% interest in this bank. The Bank has sold loan participations with outstanding balances of $7,752,000 and $10,588,000 at June 30, 2008 and 2007, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $719,000, $738,000 and $422,000 in fiscal 2008, 2007 and 2006, respectively. In fiscal 2008, the Bank purchased loan participations from this bank aggregating $1,500,000, on which the Bank earned $63,000 in interest and fees, and of which $1,500,000 of principal was repaid leaving a principal balance of zero at June 30, 2008.

The Bank purchased one loan participation from this bank in fiscal 2007 totaling $224,000, which had a balance of zero at June 30, 2007. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

21.	FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

At June 30, 2008, the approximate amounts of these financial instruments were as follows (in thousands):

Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to fund loans	$266,274
Available credit	59,352
Standby letters of credit	2,871

$328,497

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire unused, the total commitments do not necessarily represent future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank has not incurred any significant losses on its commitments in the fiscal year ended June 30, 2008. Further, management believes the Bank will not incur material losses as a result of the commitments existing at June 30, 2008.

22.	SEGMENT REPORTING

SWS operates the following four business segments:

•

Clearing: The clearing segment provides clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers, for bank affiliated firms and firms specializing in high volume trading.

•

Retail Brokerage: The retail brokerage segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of our employee registered representatives and our independent representatives who are under contract with SWS Financial. The operations of M.L. Stern are included in this business segment.

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

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiaries comprise the bank segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Managed Advisors Accounts department), the insurance subsidiaries, M.L. Stern and through SWS Financial (which contracts with independent representatives for the administration of their securities business).

Our segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how we manage our resources and assess our performance. Management assesses performance based primarily on income before income taxes and discontinued operations and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. Our business segment information is prepared using the following methodologies:

•	the financial results for each segment are determined using the same policies as those described in Note 1, “Significant Accounting Policies”;

•	segment financial information includes the allocation of interest based on each segment’s earned interest spreads;

•	information system and operation expenses are allocated based on each segment’s usage;

•	shared securities execution facilities expenses are allocated to the segments based on production levels;

•	money market fee revenue is allocated based on each segment’s average balances; and

•	clearing charges are allocated based on clearing levels from each segment.

Intersegment balances are eliminated upon consolidation and have been applied to the appropriate segment.

The “other” category includes SWS Group, Corporate Administration, SWS Capital and Capital Markets, which includes the financial results of SWS’ Institutional Sales & Research departments. Certain assets of this business were sold in January 2006 and as a result, the financial results of this department are included in the analysis for fiscal 2006 as of the above date. SWS Group is a holding company that owns various investments, including the investment in USHS common stock and NYX beginning July 1, 2007.

The following table presents the Company’s operations by the segments outlined above:

(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 27, 2008
Operating revenue	$24,327	$86,526	$83,629	$4,051	$(2,428)	$196,105
Net intersegment revenues	(937)	1,124	918	7,186	(8,291)	—
Net interest revenue	12,811	5,723	37,110	49,919	(37)	105,526
Net revenues	37,138	92,249	120,739	53,970	(2,465)	301,631
Operating expenses	25,527	80,194	75,599	36,269	34,933	252,522
Depreciation and amortization	1,370	765	428	875	1,517	4,955
Income (loss) from continuing operations before taxes	11,611	12,055	45,140	17,701	(37,398)	49,109
Income from discontinued operations	—	—	—	17	—	17
Assets (*)	433,510	242,325	2,941,811	1,357,152	29,785	5,004,583

June 29, 2007
Operating revenue	$22,056	$69,579	$80,063	$3,135	$4,003	$178,836
Net intersegment revenues	(908)	953	1,124	5,719	(6,888)	—
Net interest revenue	16,621	7,136	21,556	47,971	1,495	94,779
Net revenues	38,677	76,715	101,619	51,106	5,498	273,615
Operating expenses	18,727	63,700	71,780	25,871	37,324	217,402
Depreciation and amortization	914	576	439	665	2,196	4,790
Income (loss) from continuing operations before taxes	19,950	13,015	29,839	25,235	(31,826)	56,213
Income from discontinued operations	—	—	—	102	—	102
Assets (*)	490,522	181,755	3,165,280	1,056,602	29,723	4,923,882

June 30, 2006
Operating revenue	$24,033	$63,160	$67,203	$2,673	$13,883	$170,952
Net intersegment revenues	(990)	1,031	519	4,403	(4,963)	—
Net interest revenue	13,455	6,685	16,665	42,075	3,112	81,992
Net revenues	37,488	69,845	83,868	44,748	16,995	252,944
Operating expenses	21,026	60,238	61,396	24,477	41,786	208,923
Depreciation and amortization	95	589	523	785	3,345	5,337
Income (loss) from continuing operations before taxes	16,462	9,607	22,472	20,271	(24,791)	44,021
Income from discontinued operations	—	—	—	12,696	—	12,696
Assets (*)	519,918	224,074	2,961,497	829,741	22,986	4,558,216

(*)	Assets are reconciled to total assets as presented in the June 27, 2008, June 29, 2007 and June 30, 2006 Consolidated Statement of Financial Condition as follows:

	June 27, 2008	June 29, 2007	June 30, 2006
Amount as presented above	$5,004,583	$4,923,882	$4,558,216
Reconciling items:
Unallocated assets:
Cash	12,437	4,550	5,261
Receivables from brokers, dealers and clearing organizations	64,963	83,417	48,502
Receivable from clients, net of allowances	22,203	47,930	30,419
Other assets	34,139	15,733	15,956
Unallocated eliminations	(20,074)	(927)	(503)

Total Assets	$5,118,251	$5,074,585	$4,657,851

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SWS Group, Inc.

We have audited the accompanying consolidated statements of financial condition of SWS Group, Inc. (a Delaware corporation) and subsidiaries as of June 27, 2008 and June 29, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWS Group, Inc. as of June 27, 2008 and June 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SWS Group, Inc.’s internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 5, 2008 expressed an unqualified opinion on the effective operation of SWS Group, Inc.’s internal control over financial reporting.

Grant Thornton LLP

Dallas, Texas

September 5, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SWS Group, Inc.

We have audited SWS Group, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded M.L. Stern & Co., LLC from its assessment of internal control over financial reporting as of June 27, 2008, because it was acquired after the close of business on March 31, 2008. We have also excluded M.L. Stern & Co., LLC from our audit of internal control over financial reporting. M.L. Stern & Co., LLC is a wholly-owned subsidiary whose total assets and net revenues represent 0.8% and 4.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 27, 2008.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of June 27, 2008 and June 29, 2007, the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2008, and the financial statement schedule listed in the index appearing under Item 15, and our report dated September 5, 2008 expressed an unqualified opinion on those financial statements and schedule.

Grant Thornton LLP

Dallas, Texas

September 5, 2008

S-1

Schedule I—Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 27, 2008 and June 29, 2007

(In thousands)

	2008	2007
Assets
Investment in subsidiaries, at equity	$330,077	$281,326
Marketable equity securities	6,964	3,793
Deferred compensation asset	7,712	7,481
Deferred tax asset	7,429	9,518
Other assets	3,919	13,950

	$356,101	$316,068

Liabilities and Stockholders’ Equity
Other liabilities	$33,095	$9,621
Stockholders’ equity	323,006	306,447

	$356,101	$316,068

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I—Condensed Financial Information of Registrant—Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income, Comprehensive Income

and Stockholders’ Equity

Years Ended June 27, 2008, June 29, 2007 and June 30, 2006

(In thousands)

	2008	2007	2006
Revenue:
Net gains (losses) on principal transactions	$(24)	$(3)	$186
Interest revenue	31	145	199
Other revenue	(411)	2,204	3,012

	(404)	2,346	3,397

Expenses:
Interest expense	76	—	124
Other expense	6,871	9,229	5,459

	6,947	9,229	5,583

Income (loss) before income tax (benefit) expense and equity in earnings of subsidiaries	(7,351)	(6,883)	(2,186)
Income tax expense (benefit)	(1,974)	(4,036)	(1,226)

Income (loss) before equity in earnings of subsidiaries	(5,377)	(2,847)	(960)
Equity in earnings of subsidiaries	36,248	40,456	42,293

Income before cumulative effect of a change in accounting principle	30,871	37,609	41,333
Cumulative effect of a change in accounting principle, net of tax of $40	—	—	75
Extraordinary gain, net of tax of $571	1,061	—	—

Net income	31,932	37,609	41,408
Other comprehensive income:
Net holding gains and losses arising during period, net of tax of $(1,431) in 2008, $43 in 2007 and $630 in 2006	(2,611)	192	1,087

Net income (loss) recognized in other comprehensive income	(2,611)	192	1,087

Comprehensive income	29,321	37,801	42,495
Stockholders’ equity at beginning of year	306,447	289,472	265,770
Payment of cash dividends on common stock – Registrant	(9,290)	(35,827)	(25,027)
Exercise of stock options	879	14,292	5,610
Restricted Stock Plan	1,504	1,178	727
Windfall tax benefit	218	225	30
Repurchase of treasury stock	(6,135)	—	(478)
Adoption of FIN 48	(271)	—	—
Deferred compensation plan, net	333	(694)	345

Stockholders’ equity at end of year	$323,006	$306,447	$289,472

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I—Condensed Financial Information of Registrant—Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 27, 2008, June 29, 2007 and June 30, 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$31,932	$37,609	$41,408
Cumulative effect of a change in accounting principle	—	—	(75)
Extraordinary gain	(1,061)	—	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	2,949	(1,365)	(51)
Deferred compensation	1,581	2,992	1,904
Equity in undistributed earnings of subsidiaries	(38,401)	(12,406)	9,657
Equity in gain (loss) on investments	(220)	745	(2,234)
Change in minority interest	(50)	(50)	50
Windfall tax benefits	(218)	(225)	(30)
Other	(4,090)	(2,439)	(857)

Net cash provided by provided by (used in) operating activities	(7,578)	24,861	49,772

Cash flows from investing activities:
Payments on notes and other accounts with subsidiaries	27,624	—	(26,420)
Cash paid on purchase of M.L. Stern	(6,388)	—	—
Cash received on investments	639	—	—
Proceeds received on sale of investment	—	—	2,110

Net cash provided by (used in) investing activities	21,875	—	(24,310)

Cash flows from financing activities:
Proceeds from short-term borrowings	10,000	—	(5,000)
Payments of short-term borrowings	(10,000)	—	—
Payment of cash dividends on common stock	(9,345)	(36,031)	(25,202)
Windfall tax benefit	218	225	30
Net proceeds from exercise of stock options	623	11,640	4,843
Proceeds related to the Deferred Compensation Plan	623	267	345
Purchase of treasury stock related to Deferred Compensation Plan (Note 17)	(281)	(962)	—
Purchase of treasury stock related to Repurchase Plan	(6,135)	—	(478)

Net cash used in financing activities	(14,297)	(24,861)	(25,462)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Statements.

S-1 (continued)

Schedule I—Condensed Financial Information of Registrant—Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 27, 2008, June 29, 2007 and June 30, 2006 included elsewhere in this Annual Report on Form 10-K.

S-4