Form 10-Q
period 2008-09-26
SWS GROUP INC
filed 2008-11-04
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2008, there were 27,449,744 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 26, 2008 and June 27, 2008

(In thousands, except par values and share amounts)

	September	June
	(Unaudited)
Assets
Cash and cash equivalents	$52,345	$39,628
Assets segregated for regulatory purposes	347,375	322,575
Receivable from brokers, dealers and clearing organizations	2,414,530	2,849,982
Receivable from clients, net	263,529	286,945
Loans held for sale	295,896	359,945
Loans, net	981,069	925,758
Securities owned, at market value	181,397	198,573
Securities purchased under agreements to resell	13,797	9,862
Goodwill	7,552	7,552
Marketable equity securities available for sale	5,597	6,964
Other assets	109,150	110,467

	$4,672,237	$5,118,251

Liabilities and Stockholders’ Equity
Short-term borrowings	$114,500	$86,800
Payable to brokers, dealers and clearing organizations	2,300,893	2,794,377
Payable to clients	552,798	556,029
Deposits	1,134,807	1,071,973
Securities sold under agreements to repurchase	10,007	6,342
Securities sold, not yet purchased, at market value	30,067	26,511
Drafts payable	25,292	19,657
Advances from Federal Home Loan Bank	106,701	166,250
Other liabilities	70,058	67,306

	4,345,123	4,795,245
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 28,296,219 and outstanding 27,294,654 shares at September 26, 2008; issued 28,269,134 and outstanding 27,195,609 shares at June 27, 2008	2,829	2,827
Additional paid-in capital	269,326	269,360
Retained earnings	66,669	62,100
Accumulated other comprehensive income – unrealized holding loss net of tax of $1,237 at September 26, 2008 and $739 at June 27, 2008	(2,062)	(1,194)
Deferred compensation, net	2,177	1,994
Treasury stock (1,001,565 shares at September 26, 2008 and 1,073,525 shares at June 27, 2008, at cost)	(11,825)	(12,081)

Total stockholders’ equity	327,114	323,006
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,672,237	$5,118,251

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three-months ended September 26, 2008 and September 28, 2007

(In thousands, except per share and share amounts)

(Unaudited)

	Three-Months Ended
	September 26, 2008	September 28, 2007
Revenues:
Net revenues from clearing operations	$3,296	$3,351
Commissions	35,745	22,172
Interest	66,780	69,205
Investment banking, advisory and administrative fees	10,924	10,041
Net gains on principal transactions	2,704	1,343
Other	2,899	6,428

Total revenue	122,348	112,540

Interest expense	34,580	45,594

Net revenues	87,768	66,946

Non-Interest Expenses:
Commissions and other employee compensation	52,411	40,224
Occupancy, equipment and computer service costs	7,740	6,523
Communications	3,161	2,226
Floor brokerage and clearing organization charges	917	1,127
Advertising and promotional	799	593
Other	11,947	4,307

Total non-interest expenses	76,975	55,000

Income from continuing operations before income tax expense	10,793	11,946
Income tax expense	3,770	4,242

Income from continuing operations	7,023	7,704
Discontinued operations:
Income from discontinued operation	—	29
Income tax expense	—	(9)
Minority interest	—	(3)

Income from discontinued operations	—	17

Net income	7,023	7,721
Net loss recognized in other comprehensive income, net of tax of $498 and $122 for the three-months ended September 26, 2008 and September 28, 2007, respectively	(868)	(225)

Comprehensive income	$6,155	$7,496

Earnings per share – basic
Income from continuing operations	$0.26	$0.28
Income from discontinued operations	—	—

Net income	$0.26	$0.28

Weighted average shares outstanding – basic	27,022,556	27,405,943

Earnings per share – diluted
Income from continuing operations	$0.26	$0.28
Income from discontinued operations	—	—

Net income	$0.26	$0.28

Weighted average shares outstanding – diluted	27,198,585	27,613,315

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-months ended September 26, 2008 and September 28, 2007

(In thousands)

(Unaudited)

	For the Three-Months Ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net income	$7,023	$7,721
Income from discontinued operations	—	(17)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,301	1,238
Amortization of premiums on loans purchased	(241)	(110)
Provision for doubtful accounts and write downs on REO properties	1,277	316
Deferred income tax benefit	(298)	(93)
Deferred compensation	(45)	814
Gain on sale of loans	(292)	(246)
Loss (gain) on sale of fixed assets	(2)	185
Loss on sale of real estate	415	32
Gain on sale of factored receivables	(260)	—
Equity in losses (earnings) of unconsolidated ventures	950	(578)
Dividend received on investment in Federal Home Loan Bank stock	(44)	(43)
Windfall tax benefits	(65)	(221)
Cash flow from operating activities of discontinued operations	—	4
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(24,800)	(11,900)
Net change in broker, dealer and clearing organization accounts	(58,032)	7,463
Net change in client accounts	19,945	40,451
Net change in loans held for sale	64,049	(1,969)
Decrease in securities owned	17,176	2,947
Decrease (increase) in securities purchased under agreements to resell	(3,935)	26,877
Decrease (increase) decrease in other assets	(974)	6,339
Increase (decrease) in drafts payable	5,635	(1,703)
Increase (decrease) in securities sold, not yet purchased	3,556	(27,470)
Increase (decrease) in other liabilities	3,224	(14,141)

Net cash provided by operating activities	35,563	35,896

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO properties	(3,761)	(1,529)
Proceeds from the sale of fixed assets	4	—
Proceeds from the sale of real estate	4,542	495
Loan originations and purchases	(179,947)	(142,284)
Loan repayments	120,353	136,065
Proceeds from the sale of factored receivables	260	—
Cash paid for purchase of correspondent clients of Ameritrade	—	(2,677)
Cash paid on investments	—	(1,500)
Cash received on investments	—	289
Cash flow from investing activities of discontinued operations	—	3,818
Cash paid for purchase of M.L. Stern	(25)	—
Proceeds from sale of Federal Home Loan Bank stock	3,462	—
Purchases of Federal Home Loan Bank stock	—	(75)

Net cash used in investing activities	(55,112)	(7,398)

Cash flows from financing activities:
Payments on short-term borrowings	(621,650)	(142,600)
Cash proceeds from short-term borrowings	649,350	138,600
Increase in deposits	62,834	53,284
Advances from the Federal Home Loan Bank	383,880	3,614

	For the Three-Months Ended
	September 26, 2008	September 28, 2007
Payments on advances from Federal Home Loan Bank	$(443,429)	$(757)
Payment of cash dividends on common stock	(2,470)	(2,218)
Windfall tax benefits	65	221
Cash proceeds (payments) on securities sold under agreements to repurchase	3,665	(14,868)
Net proceeds from exercise of stock options	265	66
Cash flow from financing activities of discontinued operations	—	(382)
Proceeds related to the Deferred Compensation Plan	193	240
Purchase of treasury stock related to Deferred Compensation Plan	(437)	—

Net cash provided by financing activities	32,266	35,200

Net increase in cash and cash equivalents	12,717	63,698
Cash and cash equivalents at beginning of period	39,628	128,760

Cash and cash equivalents at end of period	$52,345	$192,458

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$990	$1,038

Foreclosures on loans	$3,883	$1,093

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest from continuing operations	$33,330	$45,555

Income taxes	$7,150	$—

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three-Months Ended September 26, 2008 and September 28, 2007

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 26, 2008, and for the three-months ended September 26, 2008 and September 28, 2007, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 27, 2008 filed on Form 10-K. Amounts included for June 27, 2008 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and the consolidated active subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”):

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

SWS Insurance holds insurance agency licenses in forty-two states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. The Company retains no underwriting risk related to the insurance and annuity products SWS Insurance sells.

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

FSB Development was formed to develop single-family residential lots. As of September 30 and June 30, 2008, it had no investments.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS for the first fiscal quarter are prepared as of the close of business on the last Friday of September. It is customary for SWS to close on the last Friday of each month. The Bank’s and M.L. Stern’s quarterly financial statements are prepared as of September 30, 2008. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

Discontinued Operations. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial, LTD (“FSB Financial.”) Pursuant to the sale agreement, 10% of the sale price, or $3,587,000, was placed in escrow to secure purchase price adjustments and seller’s indemnification obligations. This money was released from escrow on July 3, 2007 at which time the Bank received $3,818,000, representing the original $3,587,000 and $231,000 in interest. The minority interest holder received $382,000 on this transaction. Net income for discontinued operations as of September 28, 2007 was $17,000. As of December 31, 2007, this entity was dissolved.

Amortization Expense. The Company has recorded a customer relationship intangible which is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in “Intangible Assets.”

Income Taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” (“FIN 48”) with respect to all income tax positions accounted for under FASB Statement 109, “Accounting for Income Taxes.” The interpretation addresses the recognition, measurement, accrual of interest and penalties, balance sheet classification and disclosure of any uncertain tax positions. SWS adopted the provisions of FIN 48 beginning in fiscal 2008.

At September 26, 2008, the Company had approximately $693,000 of unrecognized tax benefits. The Company’s net liability decreased $257,000 from June 27, 2008 to September 26, 2008 as the statute of limitations expired on previously unrecognized tax benefits related to tax positions taken on previously filed returns. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $122,000, net of federal benefit as of September 26, 2008 and $181,000 as of June 27, 2008. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $571,000, net of federal benefit as of September 26, 2008 and $769,000 as of June 27, 2008.

With limited exception, the Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for tax years preceding 2003. We have been notified that the Internal Revenue Service expects to begin an examination of the Company’s federal income tax return for the year ended December 31, 2006 in November 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, effective June 28, 2008, with the exception of non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was delayed by FASB Staff Position No. FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. Assets and liabilities utilizing Level 1 inputs include the following: a) the Company’s U.S. Home Systems, Inc. (“USHS”) stock; b) the Company’s unrestricted NYSE Euronext, Inc. (“NYX”) stock; c) the Company’s deferred compensation plan’s investment in Westwood Holdings Group, Inc. (“Westwood”) stock; and d) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include the following: a) the Company’s restricted NYX stock; b) certain real estate owned (“REO”) investments; and c) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Assets and liabilities utilizing Level 3 inputs include the following: a) the Company’s two equity method investments in investment partnerships (described under “Other Assets” below); b) certain REO investments; and c) certain inventories held in our securities owed and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Marketable Equity Securities Available for Sale. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. These securities include the Company’s USHS stock, unrestricted NYX stock and the Company’s deferred compensation plan’s investment in Westwood stock. If quoted market prices are not available, then fair values are estimated by using pricing models, which utilize observable market inputs. These securities include the Company’s restricted NYX stock. The pricing model used to value the NYX stock takes into consideration the length of time of the restriction, the expected rate of return of the investment and the relative amount of restricted NYX stock versus the fully tradable stock.

Securities Owned and Securities Sold, Not Yet Purchased Portfolio. Level 1 securities primarily consist of financial instruments whose value is based on quoted market prices such as corporate equity securities and U.S. government obligations.

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Securities in this category include corporate debt, certain U.S. government and government agency obligations and municipal obligations.

Level 3 is comprised of securities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. Included in this category are certain corporate equity securities and corporate and municipal debt.

Other Assets. Other assets consist of the Company’s investment in REO, an equity investment in a limited partnership venture capital fund and an equity investment in a limited partnership equity fund. REO is valued at the lower of cost or market. For those investments where the REO is valued at market, the value is determined by third party appraisals. As such, these REO investments, solely based on appraisals, are categorized as Level 2. In certain circumstances, the Company will adjust the appraisals to reflect more accurately the economic conditions of the area at the time of valuation and, in these circumstances, these REO investments are categorized as Level 3. The Company’s investments in the limited partnerships – the limited partnership venture capital fund and the limited partnership equity fund – (the “Equity Investments”) are both categorized as Level 3 as the underlying investments in the funds are valued based on internally developed models utilizing inputs with little or no market activity. Most, if not all, of the investments in these funds are in privately held growth companies.

The following table summarizes by level within the fair value hierarchy “Marketable equity securities available for sale,” “Securities owned, at market value,” “Securities sold, not yet purchased, at market value” and “Other assets” as of September 26, 2008.

(in thousands)	Level 1	Level 2	Level 3	Total
Marketable equity securities available for sale
USHS stock	$1,246	$—	$—	$1,246
NYX stock	3,030	983	—	4,013
Westwood stock	338	—	—	338

	$4,614	$983	$—	$5,597

Securities owned, at market value
Corporate equity securities	$5,045	$—	$925	$5,970
Municipal obligations	—	72,672	63,800	136,472
U.S. government and government agency obligations	3,466	12,310	—	15,776
Corporate obligations	—	17,966	74	18,040
Other	3,486	1,653	—	5,139

	$11,997	$104,601	$64,799	$181,397

Other Assets
REO	$—	$10,313	$3,097	$13,410
Equity investments	—	—	4,134	4,134

	$—	$10,313	$7,231	$17,544

Securities sold, not yet purchased, at market value
Corporate equity securities	$374	$—	$—	$374
Municipal obligations	—	255	—	255
U.S. government and government agency obligations	12,109	10,070	—	22,179
Corporate obligations	—	6,817	—	6,817
Other	222	220	—	442

	$12,705	$17,362	$—	$30,067

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Corporate Obligations	REO	Equity Investments	Total
Beginning balance at June 28, 2008	$1,175	$46,400	$3,424	$3,097	$5,084	$59,180
Unrealized gains (losses)	—	—	(50)	—	—	(50)
Realized gains (losses)	—	—	(1,010)	—	(950)	(1,960)
Purchases, issuances, and settlements	(250)	17,400	(2,290)	—	—	14,860

Ending balance at September 26, 2008	$925	$63,800	$74	$3,097	$4,134	$72,030

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in “Net gains on principal transactions” on the Consolidated Statements of Income and Comprehensive Income. Realized gains (losses) for both of the Equity Investments are presented in “Other revenues” on the Consolidated Statements of Income and Comprehensive Income.

The total unrealized losses for the period included in earnings that relate to assets still held at the end of the period were $50,000. The total realized net losses for the period included in earnings that relate to assets still held at the end of the period were $950,000.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. There were no active stock option plans at September 26, 2008. The Company has eliminated the use of options as a compensation tool and currently grants restricted stock to reward and incentivize officers, employees and directors. All current outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contracted expiration date occurs. Options granted under the 1996 Plan and 1997 Plan have a maximum ten-year term, and all options are fully vested.

Restricted Stock Plan. On November 12, 2003, the stockholders of SWS Group approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (as amended to date, the “Restricted Stock Plan”). In November 2007, the stockholders of SWS Group approved an amendment to the plan to increase the number of shares available under the plan by 500,000. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of SWS Group’s common stock to SWS’ directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan vests pro-rata over a three year period, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

SWS accounts for the plan under the recognition and measurement principles of SFAS No. 123R, “Share-Based Payment.”

In August 2008, the Board of Directors approved grants to various officers and employees totaling 108,873 shares with a weighted average market value of $17.65 per share. In the first quarter of fiscal 2008, the Board of Directors approved grants to various officers and employees totaling 108,950 shares with a weighted average market value of $16.06 per share. As a result of these grants, SWS recorded deferred compensation in “Additional Paid-in Capital” of approximately $1,730,000 in fiscal 2009 and $1,888,000 in fiscal 2008. For the three-months ended September 26, 2008 and September 28, 2007, SWS recognized compensation expense related to restricted stock grants of approximately $506,000 and $409,000, respectively.

At September 26, 2008, the total number of unvested shares outstanding under the Restricted Stock Plan was 349,330 and the total number of shares available for future grants was 517,453.

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

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At September 30, 2008 and June 30, 2008, these reserve balances amounted to $6,211,000 and $3,176,000, respectively.

INVESTMENTS

SWS has two investment vehicles that are accounted for under the equity method. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of September 26, 2008, SWS had contributed $4,000,000 of this commitment. During the three-months ended September 26, 2008 and September 28, 2007, SWS reported losses of $1,074,000 and gains of $575,000, respectively, related to this investment. In August 2007, SWS received a cash distribution of $289,000 from this investment.

In fiscal 2007, the Bank committed $3,000,000 to a limited partnership equity fund as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977. As of September 26, 2008, the Bank has invested $2,400,000 of its commitment. During the three-months ended September 26, 2008 and September 28, 2007, the Bank recorded gains of $124,000 and $3,000, respectively, related to this investment.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 26, 2008, SWS had cash of approximately $347,375,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no positions in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at September 26, 2008.

At June 27, 2008, SWS had cash of approximately $322,575,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). SWS had no positions in special reserve bank accounts for the PAIB at June 27, 2008.

MARKETABLE EQUITY SECURITIES

SWS Group owns shares of common stock in USHS, Westwood and NYX, which are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition.

At September 26, 2008 and June 27, 2008, SWS Group held 357,154 shares of USHS with a cost basis of $1,576,000. The market value of the USHS shares was $1,246,000 at September 26, 2008 and $1,393,000 at June 27, 2008.

At September 26, 2008 and June 27, 2008, SWS Group held 6,877 shares of Westwood, within its deferred compensation plan with a cost basis of $103,000. The market value of the Westwood shares was $338,000 at September 26, 2008 and $281,000 at June 27, 2008.

At September 26, 2008 and June 27, 2008, Southwest Securities had 103,898 shares of NYX stock with a cost basis of $7,218,000. The market value of the NYX shares was $4,013,000 at September 26, 2008 and $5,290,000 at June 27, 2008. At September 26, 2008, 26,725 of the NYX shares were restricted with the restriction set to lapse in March 2009; however, the restriction was lifted early by NYX on October 1, 2008. These restricted shares have been discounted at a rate of 6.28% of the market price of NYX stock at September 26, 2008. The discount rate was determined based on the length of time of the restrictions, expected rate of return for this type of investment and the relative amount of restricted NYX stock versus the fully tradable stock.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 26, 2008 and June 27, 2008, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$34,012	$46,785
Securities borrowed	2,275,132	2,737,279
Correspondent broker/dealers	40,133	29,434
Clearing organizations	17,249	15,086
Other	48,004	21,398

	$2,414,530	$2,849,982

Payable
Securities failed to receive	$30,892	$57,707
Securities loaned	2,244,236	2,702,605
Correspondent broker/dealers	11,675	12,216
Other	14,090	21,849

	$2,300,893	$2,794,377

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At September 26, 2008, SWS had collateral of $2,271,042,000 under securities lending agreements, of which SWS had repledged $2,226,874,000. SWS had received collateral of $2,737,263,000 under securities lending agreements, of which SWS had repledged $2,686,694,000 at June 27, 2008.

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

Loans receivable at September 30, 2008 and June 30, 2008 are summarized as follows (in thousands):

	September	June
First mortgage loans (principally conventional):
Real estate	$695,005	$637,289
Construction	181,565	189,379

	876,570	826,668

Consumer and other loans:
Commercial	106,670	101,334
Other	6,866	6,433

	113,536	107,767

	990,106	934,435
Unearned income	(1,471)	(1,741)
Allowance for probable loan losses	(7,566)	(6,936)

	$981,069	$925,758

Impairment of loans with a recorded investment of approximately $2,774,000 and $2,705,000 at September 30, 2008 and June 30, 2008, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118 “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures-an amendment of SFAS No. 114.” The average recorded investment in impaired loans was approximately $2,151,000 for the period ending September 30, 2008 and $3,617,000 for the period ending September 30, 2007. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $645,000 and $357,000 at September 30, 2008 and June 30, 2008, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the first quarter of either fiscal 2009 or fiscal 2008.

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2008 and 2007 is as follows (in thousands):

	Three-Months Ended September 30,
	2008	2007
Balance at beginning of period	$6,936	$5,497
Provision for loan losses	934	51
Net charge-offs	(304)	(1)

	630	50

Balance at end of period	$7,566	$5,547

The allowance to loan ratio at September 30, 2008 and 2007 was 0.77% and 0.72%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at September 26, 2008 and June 27, 2008, which are carried at market value, include the following (in thousands):

	September	June
Securities owned
Corporate equity securities	$5,970	$9,393
Municipal obligations	136,472	145,948
U.S. government and government agency obligations	15,776	13,887
Corporate obligations	18,040	23,461
Other	5,139	5,884

	$181,397	$198,573

Securities sold, not yet purchased
Corporate equity securities	$374	$2,197
Municipal obligations	255	—
U.S. government and government agency obligations	22,179	14,205
Corporate obligations	6,817	9,558
Other	442	551

	$30,067	$26,511

During the quarter, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. See additional discussion in “Short-Term Borrowings.” Securities pledged as security deposits at clearing organizations were $3,095,000 and $3,782,000 at September 26, 2008 and June 27, 2008, respectively. Additionally, at September 26, 2008 and June 27, 2008, SWS had pledged firm securities valued at $118,000 and $161,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At September 26, 2008, SWS held reverse repurchase agreements totaling $13,797,000, collateralized by U.S. government and government agency obligations with a market value of approximately $13,648,000. At June 27, 2008, SWS held reverse repurchase agreements totaling $9,862,000, collateralized by U.S. government and government agency obligations with a market value of approximately $9,910,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2008 in June 2008, as required by SFAS No. 142 and based on the results of the assessment, SWS’ goodwill balance was not impaired. There have been no events in the last three-months that would trigger an interim assessment of the fair value of goodwill.

SWS has two reporting segments within its broker/dealer operations with goodwill, clearing and institutional. There were no changes in the carrying value of goodwill during the three-month period ended September 26, 2008.

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

$2,382,000 of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade received 78% of the remaining amount, $2,678,000, in July 2007. As the agreed upon ticket volumes were not met, the second payment was pro-rated by the ticket volumes achieved compared to the agreed upon ticket volume. As a result of these transactions, the Company has recorded a customer relationship intangible of $5,060,000 at September 26, 2008 and June 27, 2008, respectively. The amount of the intangible, net of accumulated amortization at September 26, 2008 and June 27, 2008 was $2,582,000 and $2,864,000, respectively. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS has recognized approximately $282,000 and $337,000, respectively of amortization expense for the three-months ended September 26, 2008 and September 28, 2007, respectively. The intangible is included in “Other assets” on the Consolidated Statements of Financial Condition.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the Federal Funds rate. At September 26, 2008, the amount outstanding under these secured arrangements was $88,500,000, which was collateralized by securities held in firm accounts valued at $121,218,000. At June 27, 2008, the amount outstanding under these secured arrangements was $75,500,000, which was collateralized by securities held for firm accounts valued at $121,496,000.

SWS had $250,000 outstanding under unsecured letters of credit at both September 26, 2008 and June 27, 2008, pledged to support its open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At September 26, 2008 and June 27, 2008, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $286,000 and $429,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, at September 26, 2008 and June 27, 2008, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At September 26, 2008, there were no amounts outstanding on this line, other than the $536,000 under unsecured letters of credit, reference above. At June 27, 2008, there were no amounts outstanding on this line, other than the $679,000 in unsecured letters of credit referenced above. At September 26, 2008 and June 27, 2008, the total amount available for borrowings was $19,464,000 and $19,321,000, respectively.

At September 26, 2008 and June 27, 2008, SWS had an irrevocable letter of credit agreement aggregating $65,000,000 and $58,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $90,697,000 and $73,528,000 at September 26, 2008 and June 27, 2008, respectively.

In addition to using customer securities to collateralize bank loans and letters of credit, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At

September 26, 2008, approximately $308,779,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $16,853,000 under securities loan agreements. At June 27, 2008, approximately $357,384,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $15,730,000 under securities loan agreements.

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The monies from the line of credit are used by the Bank to support short-term liquidity needs. At September 30, 2008 and June 30, 2008, there were no amounts outstanding on this line of credit.

M.L. Stern has a broker lending agreement with a bank for a $26,000,000 line of credit, on which $26,000,000 was drawn at September 30, 2008, and was collateralized by securities held for firm accounts valued at $26,349,000. This line of credit is used primarily to finance securities owned and bears interest at rates indexed to the federal funds rate. The rate resets daily and was 3.0% at September 30, 2008.

DEPOSITS

Deposits at September 30, 2008 and June 30, 2008 are summarized as follows (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$54,266	4.8%	$52,349	4.9%
Interest bearing demand accounts	103,632	9.1	58,761	5.5
Savings accounts	841,022	74.1	824,596	76.9
Limited access money market accounts	46,800	4.1	43,865	4.1
Certificates of deposit, less than $100,000	51,727	4.6	55,173	5.1
Certificates of deposit, $100,000 and greater	37,360	3.3	37,229	3.5

	$1,134,807	100.0%	$1,071,973	100.0%

The weighted average interest rate on deposits was approximately 1.9% at September 30, 2008 and 2.37% at June 30, 2008.

At September 30, 2008, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	>1 Year Through 2 Years	>2 Years Through 3 Years	>3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$42,281	$6,350	$1,524	$951	$621	$51,727
Certificates of deposit, $100,000 and greater	30,986	4,150	616	751	857	37,360

	$73,267	$10,500	$2,140	$1,702	$1,478	$89,087

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 26, 2008 and June 27, 2008 were $10,007,000 and $6,342,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At September 30, 2008 and June 30, 2008, advances from the FHLB were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$743	$71,056
Due within two years	5,616	5,946
Due within five years	48,492	39,736
Due within seven years	12,137	13,835
Due within ten years	9,187	11,512
Due within twenty years	30,103	23,405
Due beyond twenty years	423	760

	$106,701	$166,250

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 3% to 8%, are collateralized by approximately $520,000,000 of collateral value (as defined) in qualifying first mortgage loans at September 30, 2008 (calculated at June 30, 2008). At June 27, 2008 (calculated at March 31, 2008), advances with interest rates from 2% to 8% were collateralized by approximately $516,000,000 of collateral value in qualifying first mortgage loans.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 pursuant to the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 pursuant to the Exchange Act. At September 26, 2008, Southwest Securities had net capital of $119,241,000, or approximately 31.7% of aggregate debit balances, which was $111,849,000 in excess of its minimum net capital requirement of $7,392,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 26, 2008, Southwest Securities had net capital of $100,761,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At September 26, 2008, the net capital and excess net capital of SWS Financial was $1,066,000 and $816,000, respectively.

M.L. Stern is required to maintain minimum net capital, as defined, of the greater of $250,000 or 1/15 of aggregate indebtedness and a maximum ratio of aggregate indebtedness to net capital of 15 to 1, as defined under such provisions. M.L. Stern’s ratio of aggregate indebtedness to net capital was 2.11 to 1. M.L. Stern also had net capital, as defined, of $7,108,000 which exceeded the minimum requirements by $6,110,000.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2008 and June 30, 2008, that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2008 and June 30, 2008, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12CFR 565.6) would be applicable.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008:
Total capital to risk weighted assets	$122,198	10.6%	$91,931	8.0%	$114,913	10.0%
Tier I capital to risk weighted assets	114,632	10.0	45,965	4.0	68,948	6.0
Tier I capital to adjusted total assets	114,632	8.4	54,397	4.0	67,996	5.0

June 30, 2008:
Total capital to risk weighted assets	$120,098	10.7%	$89,684	8.0%	$112,105	10.0%
Tier I capital to risk weighted assets	113,162	10.1	44,842	4.0	67,263	6.0
Tier I capital to adjusted total assets	113,162	8.3	54,303	4.0	67,879	5.0

EARNINGS PER SHARE (“EPS”)

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three-month periods ended September 26, 2008 and September 28, 2007 (in thousands, except share and per share amounts):

	Three-Months Ended
	September 26, 2008	September 28, 2007
Income from continuing operations	$7,023	$7,704
Income from discontinued operations	—	17

Net income	$7,023	$7,721

Weighted average shares outstanding – basic	27,022,556	27,405,943
Effect of dilutive securities:
Assumed exercise of stock options	109,866	151,310
Restricted stock	66,163	56,062

Weighted average shares outstanding – diluted	27,198,585	27,613,315

Earnings per share – basic
Income from continuing operations	$0.26	$0.28
Income from discontinued operations	—	—

Net income	$0.26	$0.28

Earnings per share – diluted
Income from continuing operations	$0.26	$0.28
Income from discontinued operations	—	—

Net income	$0.26	$0.28

At September 26, 2008 and September 28, 2007, there were options to acquire approximately 593,000 and 632,000 shares of common stock outstanding under the two stock option plans, respectively. See “Stock Options and Restricted Stock Plans.” As of September 26, 2008 and September 28, 2007, respectively, there were no anti-dilutive options outstanding.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases SWS Group common stock under a plan approved by our Board of Directors. Currently, SWS has authorization, which expires on June 30, 2009, to repurchase 698,944 shares of its common stock from time to time in the open market. No shares were repurchased by SWS under this program for the three-months ended September 26, 2008 or the previous plan which expired June 30, 2008 for the three-months ended September 28, 2007, respectively.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 20,000 shares in the three-months ended September 26, 2008 at a cost of approximately $437,000 or $21.83 per share. No shares were purchased by the plan in the three-month period ended September 28, 2007. The plan distributed 98 shares in the three-months ended September 26, 2008.

Upon vesting of the shares granted under the Restricted Stock Plan, a portion of the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 16,789 shares were repurchased with a market value of approximately $299,358 or an average of $17.83 per share in the three-months ended September 26, 2008. In the three-months ended September 28, 2007, 17,142 shares were repurchased with a market value of $335,784 or an average of $19.59 per share.

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

•

Institutional: The institutional brokerage segment serves institutional customers in securities lending, investment banking and public finance, fixed income sales and trading, proprietary trading and agency execution services.

•

Banking: The Bank offers traditional banking products and services and focuses on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers.

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiaries comprise the banking segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Managed Advisors Accounts department), the SWS Insurance, M.L. Stern, and through SWS Financial (which contracts with independent representatives for the administration of their securities business).

SWS’ segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how we manage our resources and assess our performance. Management assesses performance based primarily on income before income taxes and discontinued operations and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’ business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in Note 1, “Significant Accounting Policies,” to the Company’s audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended June 27, 2008;

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

The following table presents the Company’s operations by the segments outlined above for the three-months ended September 26, 2008 and September 28, 2007:

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended September 26, 2008

Operating revenue	$5,916	$28,594	$22,939	$663	$(2,544)	$55,568
Net intersegment revenues	(231)	251	148	2,023	(2,191)	—
Net interest revenue	2,260	1,403	13,873	14,664	—	32,200
Net revenues	8,176	29,997	36,812	15,327	(2,544)	87,768
Operating expenses	5,904	27,223	25,785	10,779	7,284	76,975
Depreciation and amortization	290	196	115	364	336	1,301
Income (loss) from continuing operations before taxes	2,272	2,774	11,027	4,548	(9,828)	10,793
Assets(*)	427,903	259,155	2,459,757	1,359,771	31,505	4,538,091

Three-months ended September 28, 2007

Operating revenue	$5,799	$17,908	$18,454	$600	$574	$43,335
Net intersegment revenues	(243)	251	517	1,701	(2,226)	—
Net interest revenue (expense)	4,479	1,731	5,499	11,891	11	23,611
Net revenues	10,278	19,639	23,953	12,491	585	66,946
Operating expenses	5,781	16,455	16,916	7,039	8,809	55,000
Depreciation and amortization	341	174	97	183	443	1,238
Income (loss) from continuing operations before taxes	4,497	3,184	7,037	5,452	(8,224)	11,946
Income from discontinued operations	—	—	—	17	—	17
Assets(*)	491,733	176,380	2,761,059	1,112,702	36,398	4,578,272

(*)	Assets are reconciled to total assets as presented in the September 26, 2008 and September 28, 2007 Consolidated Statements of Financial Condition as follows (in thousands):

	September 26, 2008	September 28, 2007
Amount as presented above	$4,538,091	$4,578,272
Reconciling items:
Unallocated assets:
Cash	12,810	17,730
Receivables from brokers, dealers and clearing organizations	81,903	59,758
Receivable from clients, net of allowances	27,775	20,050
Other assets	40,384	15,406
Unallocated eliminations	(28,726)	(3,606)

Total assets	$4,672,237	$4,687,610

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

Venture Capital Funds. SWS has committed to invest $5,000,000 in a limited partnership venture capital fund. As of September 26, 2008, SWS had contributed $4,000,000 of its commitment. The Bank has committed to invest $3,000,000 in a limited partnership equity fund. As of September 26, 2008, the Bank had invested $2,400,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. There were no open commitments for underwriting at September 26, 2008.

Guarantees. The Bank has stand-by letters of credit primarily issued for real estate development purposes. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $2,860,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become part of the fully collateralized loans with total repayment. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

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

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnifications generally are standard contractual indemnifications and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be quantified. However, the potential for SWS to be required to make payments under these arrangements is believed to be unlikely. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

SWS is a member of an exchange and various clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. SWS’ maximum potential liability under these arrangements cannot be quantified. However, the potential for SWS to be required to make payments under these arrangements is believed to be unlikely. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

ACCOUNTING PRONOUNCEMENTS

The FASB and the SEC have recently issued the following statements and interpretations, which are applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS or are not expected to have a material effect on our financial statements:

FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” On October 10, 2008, FASB issued this staff position which clarifies the application of SFAS No. 157, “Fair Value Measurement” in an inactive market. This statement does not reinterpret or change SFAS No. 157’s existing principles but is intended to enhance comparability and consistency. This statement was effective upon issuance. SWS has used this standard in its evaluation of fair value under SFAS 157. See “Fair Value of Financial Instruments.”

Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” In June 2008, FASB issued this standard which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, which is our fiscal 2010. SWS is assessing the impact of this statement on its financial statements and processes.

FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” In February 2008, FASB issued this staff position which presumes an initial transfer of a financial asset and repurchase financing are considered part of the same arrangement as described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” unless certain conditions are met. The conditions are 1) the initial transfer and repurchase financing are not contractually contingent on one another; 2) the repurchase financing provides the initial transferor with recourse to the initial transferee upon default; 3) the financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace and 4) the repurchase agreement matures before the asset. This standard is effective for fiscal years beginning after November 15, 2008, which is our fiscal 2010. SWS is assessing the impact of this statement on its financial statements and processes.

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” In December 2007, FASB issued this standard which changes the accounting and reporting of non-controlling (or minority) interests in the consolidated financial statements. This statement requires 1) ownership interests in subsidiaries held by entities other than the parent be displayed as a separate component of equity in the consolidated statement of financial condition and separate from the parent; 2) after control is obtained, a change in ownership interests not resulting in a loss of control should be accounted for as an equity transaction; and 3) when a subsidiary is deconsolidated, any retained non-controlling equity investment should be initially measured at fair value. This standard is effective for fiscal years beginning after December 15, 2008, which is our fiscal 2010. SWS is assessing the impact of this statement on its financial statements and processes.

SFAS No. 141(R), “Business Combinations.” In December 2007, FASB issued this standard which changes the accounting and reporting of business combinations. This statement could impact the annual goodwill and intangible impairment testing associated with acquisitions which closed prior to the effective date of this standard. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal 2010. SWS is assessing the impact of this statement on its financial statements and processes.

AFFILIATE TRANSACTIONS

Two directors own approximately 64% of the ownership interests of a local bank and one of SWS’ executive officers owns less than 1% of the ownership interests in this bank. The Bank has sold loan participations with outstanding balances of $7,079,000 and $7,752,000 at September 30, 2008 and June 30, 2008, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $90,000 and $297,000 for the three-months ending September 30, 2008 and 2007, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

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

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements” and “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on September 5, 2008 and in this Form 10-Q.

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

Retail. We offer retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employee registered representatives and our independent contractors. This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances. We seek to grow our retail brokerage business by increasing our distribution capabilities through the recruitment of additional registered representatives. The retail segment includes M.L. Stern & Co., LLC and its wholly-owned subsidiary, Tower Asset Management, LLC, (collectively, “M.L. Stern”) which purchases and sells municipal, federal and corporate bonds, mutual funds, unit trusts, closed ended funds, insurance, equities and other various investment securities at the retail level, as well as provides investment advisory services to high net worth individuals or families who require investment expertise and personal services.

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

Business Environment

Our business is sensitive to financial market conditions which, were very volatile during the first quarter of fiscal 2009 and became even more volatile subsequent to the end of the quarter. Equity market indices declined from a year ago with the Dow Jones Industrial Average (the “DJIA”) decreasing 20%, the Standard & Poor’s 500 Index down 21% and the NASDAQ Composite Index down 19%. Since the end of the first quarter, all indices have continued to decline. The DJIA has closed below 9,000 for the first time in five years. Volume remained active with average daily volume on the New York Stock Exchange increasing 20% over the same period last fiscal year.

The end of the first quarter of fiscal 2009 brought turmoil in the general economy and upheaval in the credit markets. These disruptions and developments have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. The U.S. government has taken several actions to intervene in support of the credit markets, including the Troubled Asset Relief Program, through which the U.S. government is authorized to purchase up to $700 billion in whole loans and mortgage-related securities as well as to invest directly in financial institutions and commercial paper. Additional actions include the guarantee of certain money market mutual fund and bank borrowings and increased Federal Deposit Insurance Corporation (“FDIC”) insurance for certain customer bank deposit accounts. Additionally, the government stepped in to take over the operations of Fannie Mae, Freddie Mac and American International Group, Inc. (“AIG”) while allowing Lehman Brothers (“Lehman”) to fail.

The Federal Reserve Board (“FRB”) lowered the federal funds rate by 275 basis points from September 30, 2007 to September 30, 2008 and an additional 100 basis points since September 26, 2008. Additionally, the FRB lowered collateral requirements to increase liquidity in the financial markets.

Investors have responded to the volatile markets with a flight to quality which has, in turn, reduced yields on short-term treasury securities and has produced a dramatic reduction in commercial paper issuance.

Securities and banking regulators have been active in establishing temporary rules and regulations to respond to this crisis. Some of these actions have resulted in temporary or, in some cases, permanent, restrictions on certain types of securities transactions, most notably short sales of equity securities of certain financial institutions.

All of these factors have had an impact on our businesses. Additionally, any potential growth in the U.S. stock markets in the upcoming months will be tempered by investor uncertainty resulting from the outcome of the November 2008 presidential election, volatility in the cost of energy and commodities, unemployment and recession concerns, as well as the general state of the U.S. and world economies.

Impact of Credit Markets

Brokerage. On the brokerage side of the business, volatility in the credit and mortgage markets has had an impact on several aspects of our business primarily related to valuation of securities, liquidity and counterparty risk.

Valuation of Securities

While trading in sub-prime collateralized debt obligations, proprietary structured products, credit default swaps and other volatile investments are not primary activities for us, we do trade other debt and equity securities and we have seen deterioration in the marketability and valuation of some of these products as the market for some types of securities are not functioning at normal levels.

In order to take advantage of attractive tax-free yields for the company, we began investing in certain auction rate municipal bonds in the spring of 2008. We had an average of $96.1 million invested in these securities during the first quarter of fiscal 2009 and the balance at quarter end was $95.0 million. Subsequent to the end of the quarter, we sold $31.2 million of these bonds reducing our holdings to $63.8 million. These securities are investment grade credits, are valued at par and as of October 31, 2008 are yielding 7.19% per year. Auctions on the current holdings have substantially failed since shortly after quarter end. While management does not expect any reduction in the cash flow from these bonds, prolonged failure of these auctions could indicate an impairment in their value due to lack of liquidity. The company currently has the ability to hold these investments until the municipal market recovers.

These securities are currently financed through a combination of bank loans and our own capital. Should our lender determine that these securities are no longer eligible collateral or should they decide to reduce the advance rate for these securities, we could be required to finance substantially all of this portfolio from our existing capital. This could impact our ability to carry inventories of other securities to support our fixed income, equity and correspondent clearing businesses which, in turn, could reduce the volume and profitability of those businesses. Management monitors these investments daily and ensures that we have limited concentrations in any one issuer.

Customers of Southwest Securities, Inc. (“Southwest Securities”), SWS Financial Services, Inc. (“SWS Financial”) and M.L. Stern also hold investments in auction rate securities. Our customers hold approximately $23.6 million in auction rate preferred securities which were generally purchased at other brokerage firms and transferred to Southwest Securities. We did not actively market these securities to our customers. Substantially all of these securities are subject to partial redemption and/or restructuring by the sponsors. We also hold $925,000 in proprietary positions in auction rate preferred securities. Our customers also hold $16.8 million in auction rate bonds held at our M.L. Stern subsidiary. A number of our competitors who sold or underwrote these securities have been required by regulators to repurchase these securities from their customers. Should we be required to take similar action, our liquidity could be negatively impacted.

We also trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. Inventories of these securities are priced using a third-party pricing service and are reviewed monthly to ensure reasonable valuation. At September 26, 2008, we held mortgage and asset-backed securities of approximately $11.1 million included in “Securities owned, at market value” on the Consolidated Statements of Financial Condition.

Customer margin balances have also been negatively impacted by the declining stock market values, which will reduce the net interest we earn on customer accounts.

The company has one investment in a venture capital investment partnership which we account for on the equity method of accounting, which is reflective of fair value. This venture capital fund invests in small businesses in various stages of development and operating in a variety of industries. During the first quarter of fiscal 2009, we recorded a $1.1 million loss on this joint venture. A prolonged downturn in the economy could lead to a continued decline in the fair value of this investment. At September 26, 2008, this investment was recorded at $1.6 million. Additionally, the company has commitment to invest an additional $1 million under certain circumstances.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. Substantially all of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced reductions in our borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. All of these actions have had a negative impact on our liquidity. Should our lenders continue to take additional similar actions, the cost of conducting our business will increase and our volume of business could be limited.

The volatility in the U.S. stock markets is also impacting our liquidity through increased margin requirements at our clearing houses. These margin requirements are determined through a combination of risk factors including volume of business and volatility in the U.S. stock markets. Consequently, our margin requirements at our clearinghouses have ranged as high as 37% greater than our highest margin requirement in the first quarter of last fiscal year. To the extent we are required to post cash or other collateral to meet these requirements, we have less borrowing capacity to finance our other businesses.

Failure of Financial Institutions

On September 19, 2008, Lehman filed for protection from its creditors with the Securities Investor Protection Corporation (“SIPC”). Lehman was one of our counterparties in our securities lending business. We had been working for several weeks to reduce our exposure to Lehman prior to the bankruptcy filing. As of the bankruptcy filing date, we had $10.3 million of stock borrowed from Lehman with a value of $9.7 million. Subsequent sales and revaluation of the collateral since the bankruptcy filing have led to an expected shortfall in collateral value of $5.4 million. The company recorded this loss in the first quarter of fiscal 2009. The Company had no exposure resulting from the U.S. intervention in Fannie Mae, Freddie Mac or AIG.

In October 2008, the U.S. Congress passed and the U.S. President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). This new law brought many changes to the economic landscape in the hope of helping the U.S. economy. We have seen some stabilization in the U.S. stock markets, but this law will take time to show its impact on the U.S. economy.

Bank. The dislocation of the credit and mortgage markets has also impacted the operating environment of our wholly-owned bank subsidiary, Southwest Securities, FSB (the “Bank”), directly through loan portfolio exposure and indirectly primarily from the actions of the U.S. government and banking regulators.

The Bank continues to manage the deterioration of its residential construction loan portfolio. Average outstanding loans in this portfolio have decreased $39.4 million or 17.9% from the first quarter of fiscal 2008. The market continues to work through the absorption of the oversupply of finished vacant housing. As published by Residential Strategies Inc., finished vacant inventory in North Texas represents a 3.13 month supply, where a 2.5 month supply is considered equilibrium. Mortgage rates remain attractive and employment in North Texas remains strong which we believe should help mitigate any continued deterioration. A prolonged economic downturn could exacerbate the deterioration in this portfolio.

Passage of the EESA accelerated the Federal Reserve’s authority to pay interest on depository institutions’ required and excess reserve balances. The Financial Services Regulatory Relief Act of 2006 originally authorized the Federal Reserve to begin paying interest on reserves beginning October 1, 2011. This acceleration became effective October 9, 2008. The interest paid on required reserve balances will be the target Federal Funds rate less 10 basis points. The rate paid on excess reserves will initially be set at the target Federal Funds rate less 35 basis points. Establishing this floor for Federal Funds should provide some stability to the Federal Funds market. This should have a positive impact for the Bank as it is an active participant in the Federal Funds market.

The EESA also temporarily increased deposit insurance coverage from $100,000 per insured account to $250,000 per insured account through December 31, 2009.

On October 14, 2008, the U.S. Treasury Department announced a capital purchase program which would inject up to $250 billion of capital into the banking system. The Bank is actively reviewing this program and the growth opportunities it may support.

Also, on October 14, 2008, the U.S. Treasury Department invoked the systemic risk exception of the FDIC Improvement Act of 1991 which provides the FDIC with flexibility to provide a 100 percent guarantee of newly issued senior unsecured debt and non interest bearing transaction accounts. The Bank plans to participate in both components of this program. The additional FDIC coverage for our customers should provide greater confidence in our banking system and the debt guarantee should provide additional stability to our Federal Funds transactions with other financial institutions.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the circumstances surrounding these transactions and the impact on our results are discussed below.

Write-off of $5.4 million for stock loan. In the first quarter of fiscal 2009, we wrote-off $5.4 million related to a deficit in the collateral securing a counterparty obligation of Lehman. We experienced the counterparty deficit as a result of Lehman declaring bankruptcy on September 19, 2008. Lehman had an obligation to us for stock borrowed of approximately $10.3 million at the time of the bankruptcy filing, which was backed by approximately $9.7 million in collateral. Subsequent sales and revaluation of the remaining collateral is expected to result in a $5.4 million deficit. We plan to make a claim to SIPC and negotiate with other counterparties to mitigate the deficit. However, the potential for a successful recovery is unknown at this time. This write-off was recorded in “Other expenses” on the Consolidated Statements of Income and Comprehensive Income.

Acquisition of M.L. Stern. In February 2008, we entered into a definitive agreement to purchase M.L. Stern from a subsidiary of Pacific Life Insurance Company. The acquisition was structured as a purchase of all of the outstanding membership interests of M.L. Stern. The assets and liabilities acquired as well as the financial results of M.L. Stern were included in our consolidated financial statements after the close of business on March 31, 2008, the acquisition date. The transaction has doubled the size of our private client advisor network and re-established us in the asset management business. The M.L. Stern business is included in our retail segment.

The aggregate acquisition price was approximately $8.7 million, which consisted of cash in the amount of $5.5 million and direct expenses of $3.2 million in finder’s fees, legal fees, valuation fees, severance costs and contract cancellation costs. We accounted for the acquisition of M.L. Stern under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”

RESULTS OF OPERATIONS

Consolidated

Net income for the three-month period ended September 26, 2008 was $7.0 million, a decrease of $698,000 from net income for the comparable three-month period ended September 28, 2007. Net income for the three-month period ending September 28, 2007 includes income of $17,000 from discontinued operations. Both the three-month period ended September 26, 2008 and September 28, 2007 contained 63 trading days.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month period ended September 26, 2008 compared to the three-month period ended September 28, 2007 (dollars in thousands):

	Change
	Amount	%
Net revenues:
Net revenues from clearing operations	$(55)	(2)%
Commissions	13,573	61
Net interest	8,589	36
Investment banking, advisory and administrative fees	883	9
Net gains on principal transactions	1,361	101
Other	(3,529)	(55)

	20,822	31

Operating expenses:
Commissions and other employee compensation	$12,187	30%
Occupancy, equipment and computer service costs	1,217	19
Communications	935	42
Floor brokerage and clearing organization charges	(210)	(19)
Advertising and promotional	206	35
Other	7,640	177

	21,975	40

Pretax income	$(1,153)	(10)%

Net revenues increased for the first quarter of fiscal 2009 by $20.8 million as compared to the same period of fiscal 2008. The largest components of the increase were in commissions, $13.6 million and net interest, $8.6 million. The increase in commissions is due to the acquisition of M.L Stern, which is in our retail segment. M.L. Stern recorded commission revenue of $9.7 million for the first quarter of fiscal 2009. Commission revenue also increased $4.5 million in the institutional segment primarily in the fixed income business as greater volatility and increased client activity led to wider spreads and more transactions. These commission revenue increases were partially offset by a $453,000 decrease in commissions for SWS Financial. The increase in net interest is due primarily to a 107 basis point increase in the spread in the stock loan business as well as an increase in the average loan balance at the Bank of 38%.

Operating expenses increased $22.0 million for the three-months ended September 26, 2008 as compared to the same period of fiscal 2008. The largest increases were in commissions and other employee compensation, $12.2 million and other expenses, $7.6 million. The increase in commissions and other employee compensation is due primarily to the addition of M.L. Stern. M.L. Stern’s commission and other employee expenses were $8.3 million for the quarter ended September 26, 2008. The remainder of the increase is due to variable compensation in the institutional segment, additional headcount at the Bank and an increase in incentive compensation of $1.3 million from fiscal 2008 to fiscal 2009. The increase in other expenses is primarily due to the $5.4 million write-off of the Lehman counterparty exposure, an increase in the provision for loan losses of $883,000, increases in licenses and legal fees of $628,000 and increases in purchased mortgage loan losses, real estate expenses and Savings Association Insurance Fund (“SAIF”) assessments of $882,000.

Net Interest Income

Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three-month period ended September 26, 2008 and September 28, 2007 (in thousands):

	Three-Months Ended
	September 26, 2008	September 28, 2007
Brokerage	$17,536	$11,720
Bank	14,664	11,891

Net interest	$32,200	$23,611

For the three-months ended September 26, 2008, net interest income from our brokerage entities accounted for approximately 20% of our net revenues. For the three-months ended September 28, 2007, net interest income generated by our brokerage entities accounted for approximately 18% of our net revenue. Net interest for the Bank is discussed in the Banking segment discussion below.

Average balances of interest-earning assets and interest-bearing liabilities are as follows (in thousands):

	Three-Months Ended
	September 26, 2008	September 28, 2007
Average interest-earning assets:
Customer margin balances	$231,000	$292,000
Assets segregated for regulatory purposes	334,000	312,000
Stock borrowed	2,825,000	3,069,000

Average interest-bearing liabilities:
Customer funds on deposit	483,000	503,000
Stock loaned	2,784,000	3,030,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the three-months ended September 26, 2008, income tax expense (effective rate of 34.9%) did not differ materially from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income from continuing operations before income taxes.

Segment Information

The following is a summary of the increases (decreases) in categories of net revenues and pre-tax income by segment for the three-month period ended September 26, 2008 compared to the three-month period ended September 28, 2007 (dollars in thousands):

	Three-Months Ended
	September 26, 2008	September 28, 2007	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$8,176	$10,278	$(2,102)	(20)%
Retail	29,997	19,639	10,358	53
Institutional	36,812	23,953	12,859	54
Banking	15,327	12,491	2,836	23
Other	(2,544)	585	(3,129)	(535)

Total	$87,768	$66,946	$20,822	31%

Pre-tax income:
Clearing	$2,272	$4,497	$(2,225)	(49)%
Retail	2,774	3,184	(410)	(13)
Institutional	11,027	7,037	3,990	57
Banking	4,548	5,452	(904)	(17)
Other	(9,828)	(8,224)	(1,604)	20

Total	$10,793	$11,946	$(1,153)	(10)%

Clearing. The following is a summary of the results for the clearing segment for the three-months ended September 26, 2008 compared to the three-months ended September 28, 2007 (dollars in thousands):

	Three-Months Ended
	September 26, 2008	September 28, 2007	Increase/ (Decrease)	% Change
Net revenue from clearing services	$3,295	$3,350	$(55)	(2)%
Net interest	2,260	4,479	(2,219)	(50)
Other	2,621	2,449	172	7

Net revenues	8,176	10,278	(2,102)	(20)

Operating expenses	5,904	5,781	123	2

Pre-tax income	$2,272	$4,497	$(2,225)	(49)%

Average customer margin balance	$131,000	$198,000	$(67,000)	(34)%

Average customer funds on deposit	$312,000	$319,000	$(7,000)	(2)%

The following table reflects the number of client transactions processed for the three-months ended September 26, 2008 and September 28, 2007 and number of correspondents at the end of each three-month period.

	Three-Months Ended September 26, 2008	Three-Months Ended September 28, 2007
Tickets for high-volume trading firms	5,384,026	7,044,455
Tickets for general securities broker/dealers	205,850	258,997

Total tickets	5,589,876	7,303,452

Correspondents	201	209

The clearing segment posted a decrease in net revenue of 20% and a decrease in pretax income of 49%.

Tickets processed decreased substantially over the prior fiscal year while clearing fee revenue decreased only 2%. Decreased volume from day trading customers was the primary driver of this change. Revenue per ticket for both the day traders and general securities brokers increased. Revenue per ticket was $0.59 for the first quarter of fiscal 2009 versus $0.46 for the first quarter of fiscal 2008.

Net interest revenue allocated to the clearing segment decreased 50% in the three-months ended September 26, 2008 over the same period last fiscal year. Net interest decreased primarily due to the decrease in the spread we earned on correspondent customer margin and credit balances due to the 34% decline in margin balances in the clearing segment as well as an 18 basis point drop in the spread we earn on customer deposits.

Operating expenses were up slightly for the three-months ended September 26, 2008 compared to the same period last fiscal year due primarily to increased commission and employee compensation, related to the hiring of a new head of clearing in October of 2007 as well as additional sales and marketing staff.

Correspondent count was down for the three-months ended September 26, 2008 versus the same period last fiscal year primarily due to correspondents we terminated as well as from correspondents leaving the brokerage business.

Retail. The following is a summary of the results for the retail segment for the three-months ended September 26, 2008 and September 28, 2007 (dollars in thousands):

	Three-Months Ended
	September 26, 2008	September 28, 2007	% Change
Private Client Group (“PCG”)
Commissions	$5,628	$5,800	(3)%
Advisory fees	1,356	1,338	1
Insurance products	1,010	714	41
Other	117	149	(21)
Net interest revenue	696	776	(10)

	8,807	8,777	—

Independent registered representatives (“SWS Financial”)
Commissions	5,393	5,846	(8)
Advisory fees	915	844	8
Insurance products	1,156	2,131	(46)
Other	223	273	(18)
Net interest revenue	410	909	(55)

	8,097	10,003	(19)

	Three-Months Ended
	September 26, 2008	September 28, 2007	% Change
M.L. Stern
Commissions	$9,669	$—	—%
Advisory fees	1,458	—	—
Insurance products	17	—	—
Other	790	—	—
Net interest revenue	258	—	—

	12,192	—	—

Other	901	859	5

Total	29,997	19,639	53

Operating expenses	27,223	16,455	65

Pre-tax income	$2,774	$3,184	(13)%

Average customer margin balances	$84,000	$76,000	11%

Average customer funds on deposit	$121,000	$132,000	(8)%

Customer deposits at the Bank	$386,986	$300,505	29%

PCG representatives	106	94	13%

SWS Financial representatives	311	356	(13)%

M.L. Stern representatives	105	—	—

Net revenues in the retail segment increased 53% for the three-months ended September 26, 2008 over the same period last fiscal year driven by the commissions, fees and other revenues from the acquisition of M.L. Stern of $12.2 million. Total customer assets were $10.8 billion at September 26, 2008 and $7.3 billion at September 28, 2007. Total customer assets for the three-month period ending September 26, 2008 include $4.4 billion at M.L. Stern. Assets under management were $829 million, including $442 million from Tower Asset Management, LLC, at September 26, 2008 versus $412 million at September 28, 2007.

Net interest revenue allocated to the retail segment decreased 32% for the three-months ended September 26, 2008 over the same period of last fiscal year. This decrease is primarily due to a reduced spread earned on customer deposits.

Operating expenses increased 65% for the three-months ended September 26, 2008 over the same period last fiscal year. This increase is primarily due to a 55% increase in commission expense, the primary component of operating expenses in the retail segment, driven by M.L. Stern commission expense of $8.3 million. In addition, other operating expenses increased due to increased rent expense from the addition of new branches, computer service expense, license and fees, professional services and legal expense and information technology expenses allocated to the segment. M.L. Stern contributed $2.7 million to the increase in other operating expenses.

Institutional. The following is a summary of the results for the institutional segment for the three-months ended September 26, 2008 and September 28, 2007 (dollars in thousands):

	Three-Months Ended
	September 26, 2008	September 28, 2007	% Change
Commissions
Taxable fixed income	$8,095	$4,822	68%
Municipal distribution	4,131	2,077	99
Portfolio trading	2,732	3,521	(22)
Other	4	5	(20)

	14,962	10,425	44

Investment banking fees	6,280	6,703	(6)
Net gains on principal transactions	1,431	1,118	28
Other	266	208	28
Net interest revenue	13,873	5,499	152

Total net revenues	36,812	23,953	54

Operating expenses	25,785	16,916	52

Pre-tax income	$11,027	$7,037	57%

Taxable fixed income representatives	27	28	(4)%

Municipal distribution representatives	20	20	—

Net revenues from the institutional segment increased 54% while pre-tax income was up 57% in the three-months ended September 26, 2008. Commissions in the institutional segment were up 44% for the three-months ended September 26, 2008 over the same period last fiscal year as volumes in both the taxable fixed income and municipal areas improved. These increases were partially offset by a decrease in the portfolio trading area due to a 49% decline in the number of trades processed. Investment banking fees were down 6% for the three-months ended September 26, 2008 driven by a decrease in corporate finance advisory fees of $514,000. The decrease is due to a large M&A transaction that generated advisory fees in the first quarter of fiscal 2008.

Net gains on principal transactions were up 28% due to an increase in market volatility and wider spreads in the secondary market in the municipal business unit. The increase in the municipal business unit was offset by a decrease in the taxable fixed income business unit due to increased market volatility resulting in decreases across all fixed income offices as well a loss of $970,000 on a mortgage backed security sold in the first quarter of fiscal 2009.

In the three-months ended September 26, 2008, net interest revenue in the institutional segment increased 152% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This increase is primarily due to a 107 basis point increase in the spread earned on securities lending balances despite an 8% drop in the average balance. The disruption in the markets, as well as the regulators’ limits on short sales, caused average balances in our stock loan business to fall, subsequent to quarter end, to $1.7 billion in October 2008. Net interest revenue also increased in the municipal business unit due to investments in tax-exempt municipal auction rate bonds, which were not included in the prior year quarter.

The following table sets forth the number and aggregate dollar amount of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended September 26, 2008 and September 28, 2007:

	Three-Months Ended
	September 26, 2008	September 28, 2007
Number of Issues	171	200
Aggregate Amount of Offerings	$10,467,597,000	$10,175,230,000

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	September 26, 2008	September 28, 2007
Average interest-earning assets:
Stock borrowed	$2,825,000	$3,069,000

Average interest-bearing liabilities:
Stock loaned	2,784,000	3,030,000

Operating expenses were up 52% for the three-months ended September 26, 2008 versus the same period last fiscal year primarily due to increases in commission expense, incentive compensation and other operating expense. The increase in commission and incentive compensation is due to the increase in revenue produced by the institutional segment. The increase in other operating expense is due to the $5.4 million write-off for the Lehman counterparty exposure.

Banking. The following is a summary of the results for the banking segment for the three-month periods ended September 30, 2008 and September 30, 2007 (dollars in thousands):

	Three Months Ended
	September 30, 2008	September 30, 2007	% Change
Net interest revenue	$14,664	$11,891	23%
Other	663	600	11

Total net revenues	15,327	12,491	23

Operating expenses	10,779	7,039	53

Pre-Tax Income	$4,548	$5,452	(17)%

The Bank’s net revenues increased 23% for the three-months ended September 30, 2008 while pre-tax income decreased 17% over the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 16.7% of consolidated net revenue for the three-months ended September 30, 2008 and 17.8% for the three-month period ended September 30, 2007. The increase in net interest revenue at the Bank is due primarily to an increase in loan volume as the yield on interest earning assets was about flat with the same quarter last fiscal year.

The Bank’s operating expenses were up 53% for the three-month period ended September 30, 2008 over the same period last fiscal year. This increase is due to an increase of $883,000 in the provision for loan losses as well as increased compensation of $1.4 million, from additional headcount, real-estate fees and other expenses of $882,000. See additional discussion on the allowance for loan losses at “Financial Condition-Loans and Allowance for Probable Loan Losses.”

The following table sets forth an analysis of the Bank’s net interest income by the major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2008 and September 30, 2007 (dollars in thousands):

	Three-Months Ended
	September 30, 2008			September 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:
Real estate – mortgage	$347,896	$6,449	7.4%	$181,363	$4,415	9.7%
Real estate – construction	180,357	2,746	6.0	219,810	4,882	8.8
Commercial	505,931	8,824	6.9	329,413	7,548	9.1
Individual	6,479	125	7.6	6,419	129	8.0
Land	172,614	2,776	6.4	144,336	3,419	9.4
Federal funds sold	20,239	94	1.8	133,748	1,747	5.2
Interest bearing deposits in banks	47,361	210	1.8	17,123	215	5.0
Investments – other	6,615	47	2.8	7,978	99	4.9

	1,287,492	$21,271	6.6%	1,040,190	$22,454	8.6%

Non-interest-earning assets:
Cash and due from banks	12,021			33,591
Other assets	34,808			18,584

	$1,334,321			$1,092,365

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:
Certificates of deposit	$91,399	851	3.7%	$78,141	903	4.6%
Money market accounts	44,564	170	1.5	31,636	268	3.4
Interest-bearing demand accounts	72,034	306	1.7	61,051	633	4.1
Savings accounts	843,352	3,974	1.9	713,908	7,869	4.4
Federal Home Loan Bank advances	107,565	1,306	4.8	66,958	890	5.3

	1,158,914	6,607	2.3%	951,694	10,563	4.4%

Non-interest-bearing liabilities:
Non interest-bearing demand accounts	53,103			44,269
Other liabilities	7,891			8,301

	1,219,908			1,004,264
Stockholders’ equity	114,413			88,101

	$1,334,321			$1,092,365

Net interest income		$14,664			$11,891

Net yield on interest-earning assets			4.5%			4.6%

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the three-months ended September 30, 2008 is down from the same period last fiscal year as reduced interest rates affect the Bank’s floating rate assets immediately while deposits from brokerage customers reprice more slowly.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-months ended September 30, 2008 compared to September 30, 2007
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:

Real estate – mortgage	$2,034	$4,065	$(1,065)	$(966)
Real estate – construction	(2,136)	(879)	(1,548)	291
Commercial	1,276	4,056	(1,824)	(956)
Individual	(4)	1	(6)	1
Land	(643)	672	(1,107)	(208)
Federal funds sold	(1,653)	(1,487)	(1,132)	966
Interest bearing deposits in banks	(5)	380	(139)	(246)
Investments – other	(52)	(15)	(73)	36

	$(1,183)	$6,793	$(6,894)	$(1,082)

Interest expense:

Certificates of deposit	$(52)	$153	$(178)	$(27)
Money market accounts	(98)	110	(148)	(60)
Interest-bearing demand accounts	(327)	114	(375)	(66)
Savings accounts	(3,895)	1,431	(4,527)	(799)
Federal Home Loan Bank advances	416	463	(57)	10

	(3,956)	2,271	(5,285)	(942)

Net interest income	$2,773	$4,522	$(1,609)	$(140)

Other:

Pre-tax loss from the other category was $9.8 million for the three-months ended September 26, 2008 compared to $8.2 million for the same period last fiscal year. The change is primarily due to a decrease in income from a deferred compensation investment of $629,000 and a decrease in investment income of $1.6 million related to our limited partnership venture capital fund in which we are an investor.

FINANCIAL CONDITION

Loans and Allowance for Probable Loan Losses

The Bank grants loans to customers primarily within North Texas. The Bank also purchases loans, in the ordinary course of business, which have been originated in various other areas of the U.S. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Substantially all of the Bank’s loans are collateralized with real estate.

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

Loans receivable at September 30, 2008 and June 30, 2008 are summarized as follows (in thousands):

	September 30, 2008	June 30, 2008
Real estate – mortgage	$398,875	$445,053
Real estate – construction	246,767	246,171
Commercial	454,082	419,777
Individuals	4,871	4,507
Land	172,370	170,195

	$1,276,965	$1,285,703

The following table shows the scheduled maturities of certain loans at September 30, 2008 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$192,263	$31,998	$22,506	$246,767
Commercial	114,208	177,176	162,698	454,082

Total	$306,471	$209,174	$185,204	$700,849

Amount of loans based upon:
Floating or adjustable interest rates	$273,800	$151,118	$135,115	$560,033
Fixed interest rates	32,671	58,056	50,089	140,816

Total	$306,471	$209,174	$185,204	$700,849

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

Non-performing assets as of September 30, 2008 and June 30, 2008 are as follows (dollars in thousands):

	September 30, 2008	June 30, 2008
Loans accounted for on a non-accrual basis
1-4 family	$1,803	$1,797
Lot and land development	6,026	8,741
Interim construction	1,856	5,098
Commercial real estate	1,948	2,340
Commercial loans	630	674
Consumer loans	9	12

	$12,272	$18,662

	September 30, 2008	June 30, 2008
Loans past due 90 days or more, not included above	$8,342	$335

Non-performing loans as a percentage of total loans	1.6%	1.5%

Troubled debt restructurings (all Real Estate Owned (“REO”))	$13,409	$14,219

Non-performing assets	$34,023	$33,216

Total non-performing assets as a percentage of total assets	2.5%	2.5%

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2008 and September 30, 2007 is as follows (dollars in thousands):

	Three-Months Ended September,
	2008	2007
Balance at beginning of period	$6,936	$5,497
Charge-offs:
Real estate-construction	(310)	—
Individuals	—	(12)

	(310)	(12)

Recoveries:
Commercial, financial and agricultural	6	11

	6	11

Net (charge-offs) recoveries	(304)	(1)
Additions charged to operations	934	51

	630	50

Balance at end of period	$7,566	$5,547

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	(0.03)%	*

*	Denotes less than .01%

The allowance for probable loan losses is applicable to the following types of loans as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	September 30, 2008		June 30, 2008
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$4,362	35.7%	$4,089	32.8%
Real estate – construction	833	19.3	1,012	19.1
Real estate – mortgage & land	2,323	44.6	1,793	47.7
Individuals	48	0.4	42	0.4

	$7,566	100.0%	$6,936	100.0%

Deposits

Average deposits and the average interest rate paid on the deposits for the three-month periods ended September 30, 2008 and September 30, 2007 can be found in the discussion of the banking segment’s net interest income under the caption “Results of Operations-Segment-Banking.”

Certificates of deposit of $100,000 or greater were $37.4 million and $37.2 million at September 30, 2008 and June 30, 2008, respectively. The Bank funds its loans primarily through funds on deposit in interest bearing checking accounts from Southwest Securities’ brokerage customers and internally generated deposits. The Bank also utilizes short- and long-term Federal Home Loan Bank (“FHLB”) borrowings to match long term fixed rate loan fundings. The Bank has $933.0 million in funds on deposit from customers of Southwest Securities at September 30, 2008. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Short Term Borrowings and Advances from Federal Home Loan Bank

This table represents short term borrowings and advances from the FHLB which were due within one year during the three-month periods ended September 30, 2008 and September 30, 2007 (dollars in thousands):

	Three-Months Ended September 30,
	2008		2007
	Amount	Interest Rate	Amount	Interest Rate
At end of period	$743	4.6%	$643	3.7%
Average during period	6,630	2.7%	427	3.7%
Maximum balance during period	71,050	—	643	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts which represents amounts that are necessary, in the judgment of management to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. Even with the tight capital market, the highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs. Management believes that the brokerage business’ present liquidity position is adequate to meet its needs over the next twelve months.

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275 million. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the Federal Funds rate. At September 26, 2008, the amount outstanding under these secured arrangements was $88.5 million, which was collateralized by securities held for firm accounts valued at $121.2 million.

We had $250,000 outstanding under unsecured letters of credit at September 26, 2008, pledged to support our open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At September 26, 2008, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by a former subsidiary in the amount of $286,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the Federal Funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line, other than the $536,000 under unsecured letters of credit at September 26, 2008. At September 26, 2008, the total amount available for borrowings was $19.5 million.

We have an irrevocable letter of credit agreement aggregating $65.0 million at September 26, 2008 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at September 26, 2008), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $90.7 million at September 26, 2008.

M.L. Stern has a broker lending agreement with a bank for a $26.0 million line of credit, on which $26.0 million was drawn at September 30, 2008, and was collateralized by securities held in firm accounts valued at $26.3 million. This line of credit is used primarily to finance securities owned and bears interest at rates indexed to the Federal Funds rate. The rate resets daily and was 3.0% at September 30, 2008.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See “Regulatory Capital Requirements” in the Notes to the Consolidated Financial Statements contained in this report.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, at September 30, 2008, the Bank has borrowing capacity with the FHLB of $413.1 million and a $30.0 million Federal Funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed.

The Bank has an agreement with an unaffiliated bank for a $30.0 million unsecured line of credit for the purchase of Federal Funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell Federal Funds to the Bank. The agreement is used by the Bank to support short-term liquidity needs. At September 30, 2008, there were no amounts outstanding under this line of credit.

Management believes that the Bank’s present position with the FHLB and the availability of the Federal Funds loan is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At September 30, 2008, $933.8 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank has historically met all the capital adequacy requirements to which it is subject.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 21 of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 27, 2008.

Cash Flow

Net cash provided by operating activities was $35.6 million and $35.9 million for the three-months ended September 26, 2008 and September 28, 2007, respectively. Cash flow from operations was primarily provided by reduced investment in loans held for sale at the Bank, reduced customer margin balances at the brokerage and reduced inventory of securities owned offset by increased receivables from other broker-dealers.

Net cash used in investing activities for the three-month periods ended September 26, 2008 and September 28, 2007 was $55.1 million and $7.4 million, respectively. The primary reason for the increase in cash used for investing activities was an increase in the net amount invested in loans at the Bank of $53.3 million.

Net cash provided by financing activities totaled $32.3 million for the three-month period ended September 26, 2008 compared to $35.2 million for the three-month period ended September 28, 2007. The primary reasons for the increase in cash from financing activities were from increased short-term borrowings and an increase in deposits. This was partially offset by an increase in the net payments made on advances from the FHLB.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2009.

Treasury Stock

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month time period beginning January 14, 2008 and ending on June 30, 2009. Currently, there are 698,944 shares authorized to be purchased under this plan. During the first quarter of fiscal 2009, no shares were purchased under this program.

Additionally, the trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. In the first quarter of fiscal 2009, 20,000 shares were purchased at a cost of $437,000, or $21.83 per share, and 98 shares were distributed pursuant to the plan.

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to us to cover the tax liabilities arising from such vesting. As a result, in the three-month period ended September 26, 2008, 16,789 shares were repurchased by us with a market value of $299,358, or an average of $17.83 per share, to cover tax liabilities.

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

Credit Risk

Brokerage. Credit risk arises from the potential nonperformance by counterparties, customers or debt security issuers. We are exposed to credit risk as a trading counterparty and as a stock loan counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. We have established credit risk committees to review our credit exposure in our various business units. These committees are composed of senior management of the company. Credit exposure is also associated with customer margin accounts, which are monitored daily. We monitor exposure to individual securities and perform sensitivity analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending. The Bank has developed and implemented extensive policies and procedures to provide a robust process for proactively managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking, and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within the Dallas-Fort Worth metropolitan area. The Bank also purchases loans which have been originated in other areas of the U. S. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

Market Risk

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, market prices, investor expectations and changes in credit ratings of the issuer. Our exposure to market risk is directly related to our role as a financial intermediary in customer-related transactions and to our proprietary trading and securities lending activities.

Interest Rate Risk.

Brokerage. Interest rate risk is a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 200 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	5.62%
+200	3.72%
+100	1.91%
0	0%
-100	-2.15%
-200	-12.23%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2008 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans	$955,295	$27,107	$40,202	$261,927
Securities and FHLB stock	5,300	—	—	266
Interest bearing deposits	13,513	—	—	—

Total earning assets	974,108	27,107	40,202	262,193

Interest bearing liabilities:
Transaction accounts and savings	991,454	—	—	—
Certificates of deposit	48,227	25,041	12,640	3,179
Borrowings	310	433	17,466	88,492

Total interest bearing liabilities	1,039,991	25,474	30,106	91,671

GAP	$(65,883)	$1,633	$10,096	$170,522

Cumulative GAP	$(65,883)	$(64,250)	$(54,154)	$116,368

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at market value” net of “Securities sold, not yet purchased, at market value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Marketable equity securities” in our available-for-sale portfolio, which are subject to interest rate and market price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$800	$8,247	$6,397	$25,748	$41,192
Auction rate municipal bonds	95,025	—	—	—	95,025
U.S. government and government agency obligations	3,194	(2,237)	124	(7,484)	(6,403)
Corporate obligations	134	1,343	1,464	8,282	11,223

Total debt securities	99,153	7,353	7,985	26,546	141,037
Corporate equity	—	—	—	5,596	5,596
Other	4,697	—	—	—	4,697

	$103,850	$7,353	$7,985	$32,142	$151,330

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	3.3%	4.2%	4.6%	6.0%	5.4%
Auction rate municipal bonds	7.2%	—	—	—	7.2%
U.S. government and government agency obligations	0.8%	3.1%	4.5%	5.2%	4.1%
Corporate obligations	10.2%	6.1%	7.1%	7.2%	7.0%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$5,597	$5,597

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially since June 27, 2008. See our annual report on Form 10-K for the fiscal year then ended.

Fair Value

We adopted SFAS No. 157, effective June 28, 2008, with the exception of non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was delayed by FASB Staff Position No. FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Assets and liabilities utilizing Level 1 inputs include the following: a) our USHS stock; b) our unrestricted NYX stock; c) our deferred compensation plan’s investment in Westwood Holdings Group, Inc. (“Westwood”) stock; and d) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Assets and liabilities utilizing Level 2 inputs include the following: a) our restricted NYX stock; b) the REO investments; and c) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

•

Level 3 — Assets and liabilities utilizing Level 3 inputs include the following: a) our two equity method investments in investment partnerships (described under “Other Assets” below); b) certain REO investments; and c) certain inventories held in our securities owed and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management. Our Level 3 assets represented less than 4% of the total assets measured at fair value for the three-month period ended September 26, 2008. No liabilities were categorized as Level 3 in the three-month period ended September 26, 2008.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Marketable Equity Securities Available for Sale. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. These securities include our USHS stock, unrestricted NYX stock and our deferred compensation plan’s investment in Westwood stock. If quoted market prices are not available, then fair values are estimated by using pricing models, which utilize observable market inputs. These securities include our restricted NYX stock. The pricing model used to value the NYX stock takes into consideration the length of time of the restriction, the expected rate of return of the investment and the relative amount of restricted NYX stock versus the fully tradable stock.

Securities Owned and Securities Sold, Not Yet Purchased Portfolio. Level 1 securities primarily consist of financial instruments whose value is based on quoted market prices such as corporate equity securities and U.S. government obligations.

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Securities in this category include corporate debt, certain U.S. government and government agency obligations and municipal obligations.

Level 3 is comprised of securities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. Included in this category are certain corporate equity securities and corporate and municipal debt.

We had realized losses for these Level 3 securities of $1.0 million and unrealized losses of $50,000 for these securities for the three-month period ended September 26, 2008. We have one corporate obligation position valued at $74,000 categorized as Level 3. The corporate equity securities, valued at $925,000, are categorized as Level 3 as these securities are valued based on an inactive market for which there are no observable inputs. These positions are not material to our total portfolio. The municipal debt obligations represent auction rate securities for which there is not an active trading market. Subsequent to June 27, 2008, we sold one position of $31.2 million leaving a portfolio balance of $63.8 million. These positions are valued at par as of September 26, 2008.

Other Assets. Other assets consist of our investment in REO, an equity investment in a limited partnership venture capital fund and an equity investment in a limited partnership equity fund. REO is valued at the lower of cost or market. For those investments where the REO is valued at market, the value is determined by third party appraisals. As such, these REO investments, solely based on appraisals, are categorized as Level 2. In certain circumstances, we will adjust the appraisals to reflect more accurately the economic conditions of the area at the time of valuation and, in these circumstances, these REO investments are categorized as Level 3. Our investments in the limited partnership venture capital fund and the limited partnership equity fund are both categorized as Level 3 as the underlying investments in the funds are valued based on internally developed models utilizing inputs with little or no market activity. Most, if not all, of the investments in these funds are in privately held growth companies.

We had realized losses for these Level 3 securities of $950,000 for the three-month period ended September 26, 2008. As of September 26, 2008, we have a $1.7 million balance for the venture capital fund investment and a $2.5 million balance for the Bank’s equity fund investment. As of September 26, 2008, there was $3.1 million of REO valued at an adjusted appraisal value.

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

Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	the interest rate environment;

•	the volume of trading in securities;

•	the liquidity in capital markets;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in the North Texas area and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	the ability to attract and retain key personnel; and

•	the availability of credit lines.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

Factors which may cause actual results to differ materially from our forward-looking statements include those factors discussed in this report in “Overview,” “Risk Management” and “Critical Accounting Policies and Estimates” and those discussed in “Risk Factors” in our annual report on Form 10-K filed with the SEC, this quarterly report on Form 10-Q and our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and except as required by law we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4.	Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of September 26, 2008. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 26, 2008, such disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three-month period ended September 26, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Except for the addition of the risk factors below, there have been no material changes from the risk factors disclosed in our Form 10-K, for the fiscal year ended June 27, 2008.

There can be no assurance the recently enacted legislation authorizing the U.S. government to purchase large amounts of illiquid mortgages or invest directly in U.S. financial institutions will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Department of the Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Additionally, we expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. We also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented and could adversely affect us.

The stock and credit markets have been experiencing volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we could experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the receivable due us. Any such losses could be material and could materially and adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 26, 2008 of our equity securities registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
06/28/08 to 07/25/08	—	—	—	698,944
07/26/08 to 08/29/08	16,789	17.83	—	698,944
08/30/08 to 09/26/08	—	—	—	698,944

	16,789	17.83	—

(1)

All the shares purchased during the three-month period ended September 26, 2008 were acquired from grantees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the Company to repurchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month period beginning January 14, 2008 and ending June 30, 2009.

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

SWS Group, Inc.
(Registrant)

November 4, 2008	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
President and Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

November 4, 2008	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

November 4, 2008	/S/ Stacy Hodges
Date	(Signature)
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