Form 10-Q
period 2008-12-31
SWS GROUP INC
filed 2009-02-05
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of January 31, 2009, there were 27,442,966 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition December 31, 2008 (unaudited) and June 27, 2008	1

Consolidated Statements of Income and Comprehensive Income for the three and six-months ended December 31, 2008 (unaudited) and December 31, 2007 (unaudited)	2

Consolidated Statements of Cash Flows for the three and six-months ended December 31, 2008 (unaudited) and December 31, 2007 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	60

Item 4. Controls and Procedures	61

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	61

Item 1A. Risk Factors	61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3. Defaults Upon Senior Securities	63

Item 4. Submission of Matters to a Vote of Security Holders	63

Item 5. Other Information	63

Item 6. Exhibits	63

SIGNATURES	64

EXHIBIT INDEX	65

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and June 27, 2008

(In thousands, except par values and share amounts)

	December	June
	(Unaudited)
Assets
Cash and cash equivalents	$68,611	$39,628
Assets segregated for regulatory purposes	255,275	322,575
Receivable from brokers, dealers and clearing organizations	2,173,378	2,849,982
Receivable from clients, net	193,765	286,945
Loans held for sale	311,257	359,945
Loans, net	1,060,141	925,758
Securities owned, at market value	108,970	198,573
Securities purchased under agreements to resell	4,415	9,862
Goodwill	7,552	7,552
Marketable equity securities available for sale	3,965	6,964
Other assets	102,528	110,467

	$4,289,857	$5,118,251

Liabilities and Stockholders’ Equity
Short-term borrowings	$3,505	$86,800
Payable to brokers, dealers and clearing organizations	2,087,978	2,794,377
Payable to clients	448,414	556,029
Deposits	1,159,520	1,071,973
Securities sold under agreements to repurchase	3,646	6,342
Securities sold, not yet purchased, at market value	23,360	26,511
Drafts payable	23,506	19,657
Advances from Federal Home Loan Bank	148,140	166,250
Other liabilities	58,563	67,306

	3,956,632	4,795,245
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 28,298,447 and outstanding 27,286,777 shares at December 31, 2008; issued 28,269,134 and outstanding 27,195,609 shares at June 27, 2008	2,830	2,827
Additional paid-in capital	269,906	269,360
Retained earnings	73,262	62,100
Accumulated other comprehensive income – unrealized holding loss net of tax of $1,758 at December 31, 2008 and $739 at June 27, 2008	(3,173)	(1,194)
Deferred compensation, net	2,293	1,994
Treasury stock (1,011,670 shares at December 31, 2008 and 1,073,525 shares at June 27, 2008, at cost)	(11,893)	(12,081)

Total stockholders’ equity	333,225	323,006
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,289,857	$5,118,251

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and six-months ended December 31, 2008 and December 31, 2007

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Revenues:
Net revenues from clearing operations	$3,077	$3,737	$6,373	$7,088
Commissions	53,309	26,101	89,054	48,273
Interest	53,299	69,649	120,079	138,854
Investment banking, advisory and administrative fees	9,430	8,819	20,354	18,860
Net gains on principal transactions	7,958	2,534	10,662	3,877
Other	21	6,003	2,920	12,431

Total revenue	127,094	116,843	249,442	229,383
Interest expense	26,918	44,019	61,498	89,613

Net revenues	100,176	72,824	187,944	139,770

Non-Interest Expenses:
Commissions and other employee compensation	63,441	43,285	115,852	83,509
Occupancy, equipment and computer service costs	8,032	6,375	15,772	12,898
Communications	3,308	2,484	6,469	4,710
Floor brokerage and clearing organization charges	997	889	1,914	2,016
Advertising and promotional	1,141	922	1,940	1,515
Other	7,725	7,022	19,672	11,329

Total non-interest expenses	84,644	60,977	161,619	115,977

Income from continuing operations before income tax expense	15,532	11,847	26,325	23,793
Income tax expense	6,486	4,599	10,256	8,841

Income from continuing operations	9,046	7,248	16,069	14,952
Discontinued operations:
Income from discontinued operation	—	—	—	29
Income tax expense	—	—	—	(9)
Minority interest	—	—	—	(3)

Income from discontinued operations	—	—	—	17

Net income	9,046	7,248	16,069	14,969
Net loss recognized in other comprehensive income, net of tax of $521 and $70 for the three-months ended December 31, 2008 and December 31, 2007, respectively and $1,019 and $191 for the six-months ended December 31, 2008 and December 31, 2007, respectively.	(1,111)	(107)	(1,979)	(332)

Comprehensive income	$7,935	$7,141	$14,090	$14,637

Earnings per share – basic
Income from continuing operations	$0.33	$0.26	$0.59	$0.55
Income from discontinued operations	—	—	—	—

Net income	$0.33	$0.26	$0.59	$0.55

Weighted average shares outstanding – basic	27,079,804	27,465,601	27,053,620	27,437,367

Earnings per share – diluted
Income from continuing operations	$0.33	$0.26	$0.59	$0.54
Income from discontinued operations	—	—	—	—

Net income	$0.33	$0.26	$0.59	$0.54

Weighted average shares outstanding – diluted	27,186,715	27,584,415	27,194,353	27,599,738

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended December 31, 2008 and December 31, 2007

(In thousands)

(Unaudited)

	For the Six-Months Ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net income	$16,069	$14,969
Income from discontinued operations	—	(17)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,800	2,433
Amortization of premiums on loans purchased	(358)	(358)
Provision for doubtful accounts and write downs on REO properties	3,430	2,310
Deferred income tax benefit (expense)	(1,172)	3,711
Deferred compensation	(1,829)	1,245
Gain on sale of loans	(435)	(493)
Loss (gain) on sale of fixed assets	(2)	187
Loss on sale of real estate	281	96
Gain on sale of factored receivables	(260)	—
Equity in losses (earnings) of unconsolidated ventures	2,304	(421)
Dividend received on investment in Federal Home Loan Bank stock	(75)	(86)
Windfall tax benefits	(67)	(218)
Cash flow from operating activities of discontinued operations	—	4
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	67,300	16,700
Net change in broker, dealer and clearing organization accounts	(29,795)	1,565
Net change in client accounts	(14,915)	(8,902)
Net change in loans held for sale	48,688	(171,292)
Decrease in securities owned	89,603	21,505
Decrease in securities purchased under agreements to resell	5,447	28,388
Decrease in other assets	9,969	6,581
Increase in drafts payable	3,849	1,425
Decrease in securities sold, not yet purchased	(3,151)	(21,916)
Decrease in other liabilities	(5,986)	(9,947)

Net cash provided by (used in) operating activities	191,695	(112,531)

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO properties	(6,854)	(4,151)
Proceeds from the sale of fixed assets	4	6
Proceeds from the sale of real estate	7,254	1,947
Loan originations and purchases	(316,796)	(337,028)
Loan repayments	173,539	275,505
Proceeds from the sale of factored receivables	260	—
Cash paid for purchase of correspondent clients of Ameritrade	—	(2,677)
Cash paid on investments	(600)	(1,500)
Cash received from investments	—	639
Cash flow from investing activities of discontinued operations	—	3,818
Cash paid for purchase of M.L. Stern	(25)	—
Proceeds from sale of Federal Home Loan Bank stock	3,462	—
Purchases of Federal Home Loan Bank stock	(1,694)	(2,453)

Net cash used in investing activities	(141,450)	(65,894)

Cash flows from financing activities:
Payments on short-term borrowings	(1,271,187)	(375,424)
Cash proceeds from short-term borrowings	1,187,891	371,424
Increase in deposits	87,547	78,942
Advances from the Federal Home Loan Bank	513,962	111,769

	For the Six-Months Ended
	December 31, 2008	December 31, 2007
Payments on advances from Federal Home Loan Bank	$(532,071)	$(49,877)
Payment of cash dividends on common stock	(4,939)	(4,438)
Windfall tax benefits	67	218
Cash proceeds (payments) on securities sold under agreements to repurchase	(2,696)	(14,156)
Net proceeds from exercise of stock options	288	157
Cash flow from financing activities of discontinued operations	—	(382)
Proceeds related to the Deferred Compensation Plan	313	330
Purchase of treasury stock related to Deferred Compensation Plan	(437)	—

Net cash provided by (used in) financing activities	(21,262)	118,563

Net increase (decrease) in cash and cash equivalents	28,983	(59,862)
Cash and cash equivalents at beginning of period	39,628	128,760

Cash and cash equivalents at end of period	$68,611	$68,898

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$997	$1,268

Foreclosures on loans	$6,926	$10,311

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest from continuing operations	$63,019	$89,175

Income taxes	$7,150	$—

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2008 and December 31, 2007

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 31, 2008, and for the three and six-months ended December 31, 2008 and December 31, 2007, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 27, 2008 filed on Form 10-K. Amounts included for June 27, 2008 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

The Company purchased M.L. Stern after the close of business on March 31, 2008. M.L. Stern is a registered broker/dealer with the SEC and a member of FINRA. M.L. Stern purchases and sells municipal, federal and corporate bonds, mutual funds, unit trusts, closed end funds, insurance, equities and other various investment securities at wholesale and retail levels. The broker/dealer business of M.L. Stern was moved to Southwest Securities effective December 15, 2008. Tower Asset Management, LLC is a wholly owned subsidiary of M.L. Stern & Co., LLC and is a registered investment advisor providing investment advisory services to high net worth individuals or families who require investment expertise and personal service.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision (“OTS”). SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

FSB Development was formed to develop single-family residential lots. As of December 31, 2008 and June 30, 2008, it had no investments.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of each month except for the second fiscal quarter which is prepared as of December 31, 2008. The Bank’s and M.L. Stern’s quarterly financial statements are prepared as of December 31, 2008. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

Discontinued Operations. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial, LTD (“FSB Financial”). Pursuant to the sale agreement, 10% of the sale price, or $3,587,000, was placed in escrow to secure purchase price adjustments and seller’s indemnification obligations. This money was released from escrow on July 3, 2007 at which time the Bank received $3,818,000, representing the original $3,587,000 and $231,000 in interest. The minority interest holder received $382,000 on this transaction. Net income from discontinued operations as of December 31, 2007 was $17,000. As of December 31, 2007, this entity was dissolved.

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

At December 31, 2008, the Company had approximately $848,000 of unrecognized tax benefits. The Company’s net liability decreased $102,000 from June 27, 2008 to December 31, 2008 as the statute of limitations expired on previously unrecognized tax benefits related to tax positions taken on previously filed returns. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $142,000, net of federal benefit as of December 31, 2008 and $181,000 as of June 27, 2008. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $706,000, net of federal benefit as of December 31, 2008 and $769,000 as of June 27, 2008.

With limited exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by taxing authorities for tax years preceding 2004. Federal income tax returns for the years ended December 31, 2004 through 2007 are currently under examination by the Internal Revenue Service.

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

Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. Assets and liabilities utilizing Level 1 inputs include the following: a) the Company’s U.S. Home Systems, Inc. (“USHS”) stock; b) the Company’s NYSE Euronext, Inc. (“NYX”) stock; c) the Company’s deferred compensation plan’s investment in Westwood Holdings Group, Inc. (“Westwood”) stock; and d) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include the following: a) certain real estate owned (“REO”) investments; and b) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

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

Marketable Equity Securities Available for Sale. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. These securities include the Company’s USHS stock, NYX stock and the Company’s deferred compensation plan’s investment in Westwood stock. If quoted market prices are not available, then fair values are estimated by using pricing models, which utilize observable market inputs.

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

Other Assets. Other assets consist of the Company’s investment in REO, an equity investment in a limited partnership venture capital fund and an equity investment in a limited investment partnership. REO is valued at the lower of cost or market. For those investments where the REO is valued at market, the value is determined by third party appraisals. As such, these REO investments, solely based on appraisals, are categorized as Level 2. In certain circumstances, the Company will adjust the appraisals to reflect more accurately the economic conditions of the area at the time of valuation and, in these circumstances, these REO investments are categorized as Level 3. The Company’s investments in the limited partnerships – the limited partnership venture capital fund and the limited investment partnership – (the “Investment Partnerships”) are both categorized as Level 3 as the underlying investments in the funds are valued based on internally developed models utilizing inputs with little or no market activity. Most, if not all, of the investments in these funds are in privately held growth companies.

The following table summarizes by level within the fair value hierarchy “Marketable equity securities available for sale,” “Securities owned, at market value,” “Securities sold, not yet purchased, at market value” and “Other assets” as of December 31, 2008.

(in thousands)	Level 1	Level 2	Level 3	Total
Marketable equity securities available for sale
USHS stock	$925	$—	$—	$925
NYX stock	2,845	—	—	2,845
Westwood stock	195	—	—	195

	$3,965	$—	$—	$3,965

Securities owned, at market value
Corporate equity securities	$2,401	$—	$925	$3,326
Municipal obligations	—	48,570	24,475	73,045
U.S. government agency obligations	5,333	5,241	—	10,574
Corporate obligations	—	20,081	267	20,348
Other	690	987	—	1,677

	$8,424	$74,879	$25,667	$108,970

Other Assets
REO	$—	$10,560	$3,097	$13,657
Equity Investments	—	—	2,728	2,728

	$—	$10,560	$5,825	$16,385

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased, at market value
Corporate equity securities	$687	$—	$—	$687
Municipal obligations	—	30	—	30
U.S. government and government agency obligations	5,862	6,953	—	12,815
Corporate obligations	—	8,928	—	8,928
Other	—	900	—	900

	$6,549	$16,811	$—	$23,360

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Corporate Obligations	REO	Investment Partnership	Total
Beginning balance at June 28, 2008	$1,175	$46,400	$3,424	$3,097	$5,084	$59,180
Unrealized gains (losses)	—	—	(50)	—	—	(50)
Realized gains (losses)	—	—	(1,010)	—	(950)	(1,960)
Purchases, issuances, and settlements	(250)	17,400	(2,290)	—	—	14,860

Ending balance at September 26, 2008	$925	$63,800	$74	$3,097	$4,134	$72,030

Unrealized gains (losses)	—	—	193	—	—	193
Realized gains (losses)	—	—	—	—	(1,354)	(1,354)
Transfers out of Level 3	—	(14,950)	—	—	(52)	(15,002)
Purchases, issuances, and settlements	—	(24,375)	—	—	—	(24,375)

Ending balance at December 31, 2008	$925	$24,475	$267	$3,097	$2,728	$31,492

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

The total unrealized gains for the three and six-month periods ended December 31, 2008 included in earnings that relate to assets still held at December 31, 2008 were $193,000 and $143,000, respectively. The total realized net losses for the three and six-month periods ended December 31, 2008 included in earnings that relate to assets still held at December 31, 2008 were $1,354,000 and $2,304,000, respectively.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. There were no active stock option plans at December 31, 2008. The Company has eliminated the use of options as a compensation tool and currently grants restricted stock to reward and incentivize officers, employees and directors. All outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contractual expiration date occurs. Options granted under the 1996 Plan and 1997 Plan have a maximum ten-year term, and all options are fully vested.

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

During the first six-months of fiscal 2009, the Board of Directors approved grants to various officers and employees totaling 109,373 shares with a weighted average market value of $17.63 per share. In the first six-months of fiscal 2008, the Board of Directors approved grants to various officers and employees totaling 132,609 shares with a weighted average market value of $18.57 per share. As a result of these grants, SWS recorded deferred compensation in “Additional Paid-in Capital” of approximately $1,737,000 in fiscal 2009 and $2,294,000 in fiscal 2008. For the three and six-months ended December 31, 2008, SWS recognized compensation expense related to restricted stock grants of approximately $555,000 and $1,061,000, respectively. For the three and six-months ended December 31, 2007, SWS recognized compensation expense related to restricted stock grants of approximately $443,000 and $852,000, respectively.

At December 31, 2008, the total number of unvested shares outstanding under the Restricted Stock Plan was 323,006 and the total number of shares available for future grants was 522,446.

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

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. The Bank receives credit for excess balances maintained and receives interest on all such balances. At December 31, 2008, there was no required reserve balance. At June 30, 2008, the required reserve balance amounted to $3,176,000.

INVESTMENTS

SWS has interests in two investment partnerships that are accounted for under the equity method which is reflective of fair value, as described above. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of December 31, 2008, SWS had contributed $4,000,000 of this commitment. During the three and six-months ended December 31, 2008, SWS reported losses of $1,392,000 and $2,466,000, respectively, related to this investment. In comparison, during the three and six-months ended December 31, 2007, SWS recorded losses of $169,000 and income of $406,000, respectively, related to this investment.

The second is a limited partnership equity fund, to which the Bank committed $3,000,000 in fiscal 2007 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of December 31, 2008, the Bank has invested $2,400,000 of its commitment. During the three and six-months ended December 31, 2008 the Bank recorded gains of $38,000 and $162,000, respectively, related to this investment. During the three and six-months ended December 31, 2007, the Bank recorded gains of $12,000 and $15,000, respectively, related to this investment.

In addition, SWS has one investment that is accounted for under the cost method as prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In fiscal 2009, the Bank committed $2,000,000 to a new limited partnership equity fund as a cost effective way of meeting its obligations under the CRA. As of December 31, 2008, the Bank has invested $600,000 of its commitment.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 2008, SWS had cash of approximately $255,275,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no balances in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at December 31, 2008.

At June 27, 2008, SWS had cash of approximately $322,575,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no balances in special reserve bank accounts for the PAIB at June 27, 2008.

MARKETABLE EQUITY SECURITIES

SWS Group owns shares of common stock in USHS, Westwood and NYX, which are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition.

At December 31, 2008 and June 27, 2008, SWS Group held 357,154 shares of USHS with a cost basis of $1,576,000. The market value of the USHS shares was $925,000 at December 31, 2008 and $1,393,000 at June 27, 2008.

At December 31, 2008 and June 27, 2008, SWS Group held 6,877 shares of Westwood, within its deferred compensation plan with a cost basis of $103,000. The market value of the Westwood shares was $195,000 at December 31, 2008 and $281,000 at June 27, 2008.

At December 31, 2008 and June 27, 2008, Southwest Securities had 103,898 shares of NYX stock with a cost basis of $7,218,000. The market value of the NYX shares was $2,845,000 at December 31, 2008 and $5,290,000 at June 27, 2008. On October 1, 2008, the NYX removed the restrictions on 26,725 shares that were set to lapse in March 2009. As a result, at December 31, 2008, all of the NYX shares were unrestricted.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 31, 2008 and June 27, 2008, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December	June
Receivable
Securities failed to deliver	$33,967	$46,785
Securities borrowed	2,089,001	2,737,279
Correspondent broker/dealers	24,190	29,434
Clearing organizations	13,110	15,086
Other	13,110	21,398

	$2,173,378	$2,849,982

Payable
Securities failed to receive	$13,348	$57,707
Securities loaned	2,050,536	2,702,605
Correspondent broker/dealers	14,091	12,216
Other	10,003	21,849

	$2,087,978	$2,794,377

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At December 31, 2008, SWS had collateral of $2,087,854,000 under securities lending agreements, of which SWS had repledged $2,046,174,000. SWS had received collateral of $2,737,263,000 under securities lending agreements, of which SWS had repledged $2,686,694,000 at June 27, 2008.

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

Loans receivable at December 31, 2008 and June 30, 2008 are summarized as follows (in thousands):

	December	June
First mortgage loans (principally conventional):
Real estate	$764,553	$637,289
Construction	171,538	189,379

	936,091	826,668

Other loans:
Commercial	127,450	101,334
Consumer	6,884	6,433

	134,334	107,767

	1,070,425	934,435
Unearned income	(1,353)	(1,741)
Allowance for probable loan losses	(8,931)	(6,936)

	$1,060,141	$925,758

Impairment of loans with a recorded investment of approximately $3,252,000 and $2,705,000 at December 31, 2008 and June 30, 2008, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118 “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures-an amendment of SFAS No. 114.” The year to date average recorded investment in impaired loans was approximately $2,343,000 for the period ended December 31, 2008 and $3,939,000 for the period ended December 31, 2007. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $819,000 and $357,000 at December 31, 2008 and June 30, 2008, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the second quarter of either fiscal 2009 or fiscal 2008.

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2008 and 2007 is as follows (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2008	2007	2008	2007
Balance at beginning of period	$7,566	$5,547	$6,936	$5,497
Provision for loan losses	1,775	1,687	2,709	1,738
Net charge-offs	(410)	(1,222)	(714)	(1,223)

	1,365	465	1,995	515

Balance at end of period	$8,931	$6,012	$8,931	$6,012

The reserve to loan ratio for the six-months ended December 31, 2008 and 2007 was 0.84% and 0.74%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2008 and June 27, 2008, which are carried at market value, include the following (in thousands):

	December	June
Securities owned
Corporate equity securities	$3,326	$9,393
Municipal obligations	73,045	145,948
U.S. government and government agency obligations	10,574	13,887
Corporate obligations	20,348	23,461
Other	1,677	5,884

	$108,970	$198,573

Securities sold, not yet purchased
Corporate equity securities	$687	$2,197
Municipal obligations	30	__
U.S. government and government agency obligations	12,815	14,205
Corporate obligations	8,928	9,558
Other	900	551

	$23,360	$26,511

During the three-months ended December 31, 2008, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. See additional discussion in “Short-Term Borrowings.” Securities pledged as security deposits at clearing organizations were $4,399,000 and $3,782,000 at December 31, 2008 and June 27, 2008, respectively. Additionally, at December 31, 2008 and June 27, 2008, SWS had pledged firm securities valued at $535,000 and $161,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At December 31, 2008, SWS held reverse repurchase agreements totaling $4,415,000, collateralized by U.S. government and government agency obligations with a market value of approximately $4,349,000. At June 27, 2008, SWS held reverse repurchase agreements totaling $9,862,000, collateralized by U.S. government and government agency obligations with a market value of approximately $9,910,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2008 in June 2008, as required by SFAS No. 142 and based on the results of the assessment, SWS’ goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value. No events occurred in the first six-months of fiscal 2009 that indicated that this asset should be tested for impairment as the business units continued to report pre-tax income for the three and six-month periods ended December 31, 2008. Also, SWS Group, as a whole, had income in the three and six-months ended December 31, 2008 and the stock price at the end of December 2008 was above its book value per share of $12.21. Goodwill is valued at $7,552,000 with $4,254,000 in the clearing segment and $3,298,000 in the institutional segment.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to the Company’s clearing platform. The purchase price was based on the estimated value of the transferred correspondents. $2,382,000 of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade received 78% of the remaining amount, $2,678,000, in July 2007. As the agreed upon ticket volumes were not met, the second payment was pro-rated by the ticket volumes achieved compared to the agreed upon ticket volume. As a result of these transactions, the Company has recorded a customer relationship intangible of $5,060,000 at December 31, 2008 and June 27, 2008, respectively. The amount of the intangible, net of accumulated amortization at December 31, 2008 and June 27, 2008 was $2,299,000 and $2,864,000, respectively. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $282,000 and $565,000 respectively, and $337,000 and $674,000, respectively, of amortization expense for the three and six-months ended December 31, 2008 and December 31, 2007, respectively. The intangible is included in “Other assets” on the Consolidated Statements of Financial Condition. No events occurred in the first six-months of fiscal 2009 that indicated that this asset should be tested for impairment.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. Southwest Securities has not received any notification from the bank indicating a change in the amount of our broker loan lines since June 2008. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 31, 2008, there were no amounts outstanding under these secured arrangements. At June 27, 2008, the amount outstanding under these secured arrangements was $75,500,000, which was collateralized by securities held for firm accounts valued at $121,496,000.

SWS had $250,000 outstanding under unsecured letters of credit at both December 31, 2008 and June 27, 2008, pledged to support its open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At December 31, 2008 and June 27, 2008, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $286,000 and $429,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, at December 31, 2008 and June 27, 2008, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At December 31, 2008, there were no amounts outstanding on this line, other than the $536,000 under unsecured letters of credit referenced above. At June 27, 2008, there were no amounts outstanding on this line, other than the $679,000 in unsecured letters of credit referenced above. At December 31, 2008 and June 27, 2008, the total amount available for borrowing was $19,464,000 and $19,321,000, respectively.

At December 31, 2008 and June 27, 2008, SWS had an irrevocable letter of credit agreement aggregating $50,000,000 and $58,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $82,114,000 and $73,528,000 at December 31, 2008 and June 27, 2008, respectively.

In addition to using customer securities to collateralize bank loans and letters of credit, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At December 31, 2008, approximately $238,393,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $4,052,000 under securities loan agreements. At June 27, 2008, approximately $357,384,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $15,730,000 under securities loan agreements.

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The monies from the line of credit are used by the Bank to support short-term liquidity needs. At December 31, 2008, the amount outstanding under this line of credit was $3,505,000. At June 30, 2008, there were no amounts outstanding on this line of credit.

DEPOSITS

Deposits at December 31, 2008 and June 30, 2008 are summarized as follows (dollars in thousands):

	December		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$50,114	4.3%	$52,349	4.9%
Interest bearing demand accounts	71,973	6.2	58,761	5.5
Savings accounts	908,521	78.4	824,596	76.9
Limited access money market accounts	47,258	4.1	43,865	4.1
Certificates of deposit, less than $100,000	45,760	3.9	55,173	5.1
Certificates of deposit, $100,000 and greater	35,894	3.1	37,229	3.5

	$1,159,520	100.0%	$1,071,973	100.0%

The weighted average interest rate on deposits was approximately 1.5% at December 31, 2008 and 2.37% at June 30, 2008.

At December 31, 2008, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$36,846	$5,532	$1,798	$799	$785	$45,760
Certificates of deposit, $100,000 and greater	29,991	3,803	584	481	1,035	35,894

	$66,837	$9,335	$2,382	$1,280	$1,820	$81,654

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2008 and June 27, 2008 were $3,646,000 and $6,342,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At December 31, 2008 and June 30, 2008, advances from the FHLB were due as follows (in thousands):

	December	June
Maturity:
Due within one year	$43,217	$71,056
Due within two years	6,674	5,946
Due within five years	25,940	39,736
Due within seven years	32,623	13,835
Due within ten years	9,159	11,512
Due within twenty years	30,241	23,405
Due beyond twenty years	286	760

	$148,140	$166,250

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 0.5% to 8%, are collateralized by approximately $438,000,000 of collateral value (as defined) in qualifying first mortgage loans at December 31, 2008 (calculated at September 30, 2008). At June 27, 2008 (calculated at March 31, 2008), advances with interest rates from 2% to 8% were collateralized by approximately $516,000,000 of collateral value in qualifying first mortgage loans.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 pursuant to the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 pursuant to the Exchange Act. At December 31, 2008, Southwest Securities had net capital of $125,559,000, or approximately 43.6% of aggregate debit balances, which was $119,796,000 in excess of its minimum net capital requirement of $5,763,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2008, Southwest Securities had net capital of $111,151,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At December 31, 2008, the net capital and excess net capital of SWS Financial was $800,000 and $550,000, respectively.

M.L. Stern is required to maintain minimum net capital, as defined, of the greater of $250,000 or 1/15 of aggregate indebtedness and a maximum ratio of aggregate indebtedness to net capital of 15 to 1, as defined under such provisions. M.L. Stern’s ratio of aggregate indebtedness to net capital was 0.43 to 1. M.L. Stern also had net capital, as defined, of $4,897,000 which exceeded the minimum requirements by $4,647,000.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and June 30, 2008, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2008 and June 30, 2008, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12CFR 565.6) would be applicable.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Total capital to risk weighted assets	$123,681	10.0%	$98,492	8.0%	$123,115	10.0%
Tier I capital to risk weighted assets	114,750	9.3	49,246	4.0	73,869	6.0
Tier I capital to adjusted total assets	114,750	8.0	57,232	4.0	71,540	5.0

June 30, 2008:
Total capital to risk weighted assets	$120,098	10.7%	$89,684	8.0%	$112,105	10.0%
Tier I capital to risk weighted assets	113,162	10.1	44,842	4.0	67,263	6.0
Tier I capital to adjusted total assets	113,162	8.3	54,303	4.0	67,879	5.0

EARNINGS PER SHARE (“EPS”)

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and six-month periods ended December 31, 2008 and December 31, 2007 (in thousands, except share and per share amounts):

	Three-Months Ended		Six-Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Income from continuing operations	$9,046	$7,248	$16,069	$14,952
Income from discontinued operations	—	—	—	17

Net income	$9,046	$7,248	$16,069	$14,969

Weighted average shares outstanding – basic	27,079,804	27,465,601	27,053,620	27,437,367
Effect of dilutive securities:
Assumed exercise of stock options	76,492	95,956	92,824	123,182
Restricted stock	30,419	22,858	47,909	39,189

Weighted average shares outstanding – diluted	27,186,715	27,584,415	27,194,353	27,599,738

Earnings per share – basic
Income from continuing operations	$0.33	$0.26	$0.59	$0.55
Income from discontinued operations	—	—	—	—

Net income	$0.33	$0.26	$0.59	$0.55

Earnings per share – diluted
Income from continuing operations	$0.33	$0.26	$0.59	$0.54
Income from discontinued operations	—	—	—	—

Net income	$0.33	$0.26	$0.59	$0.54

At December 31, 2008 and December 31, 2007, there were options to acquire approximately 537,000 and 621,000 shares of common stock outstanding under the two stock option plans, respectively. See “Stock Options and Restricted Stock Plans.” As of December 31, 2008, options to acquire 7,417 shares of common stock were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive. As of December 31, 2007, approximately 12,074 outstanding average shares were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

Dividends per share for the three-months ended December 31, 2008 and 2007 were $0.09 and $0.08 per share, respectively.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases SWS Group common stock under a plan approved by our Board of Directors. Currently, SWS has authorization, which expires on June 30, 2009, to repurchase 698,944 shares of its common stock from time to time in the open market. No shares were repurchased by SWS under this program or the previous plan which expired June 30, 2008 during the six-months ended December 31, 2008 and December 31, 2007, respectively.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. No shares were purchased in the three-months ended December 31, 2008. The plan purchased 20,000 shares in the six-months ended December 31, 2008, at a cost of approximately $437,000 or $21.83 per share. No shares were purchased by the plan in the three and six-months ended December 31, 2007. The plan distributed 98 shares in the six-months ended December 31, 2008.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 21,901 shares were repurchased with a market value of approximately $372,899 or an average of $17.03 per share in the first half of fiscal 2009. In the first half of fiscal 2008, 17,142 shares were repurchased with a market value of $335,784 or an average of $19.59 per share.

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

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiaries comprise the banking segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Managed Advisors Accounts department), SWS Insurance, M.L. Stern, and through SWS Financial (which contracts with independent representatives for the administration of their securities business).

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

The following table presents the Company’s operations by the segments outlined above for the three and six-months ended December 31, 2008 and December 31, 2007:

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended December 31, 2008

Operating revenue	$6,011	$30,084	$42,497	$(93)	$(4,704)	$73,795
Net intersegment revenues	(260)	277	238	2,115	(2,370)	—
Net interest revenue	1,162	818	9,720	14,680	1	26,381
Net revenues	7,173	30,902	52,217	14,587	(4,703)	100,176
Operating expenses	5,289	26,691	32,175	12,228	8,261	84,644
Depreciation and amortization	290	222	123	526	338	1,499
Income (loss) from continuing operations before taxes	1,884	4,211	20,042	2,359	(12,964)	15,532

Three-months ended December 31, 2007

Operating revenue	$6,336	$20,380	$20,061	$676	$(259)	$47,194
Net intersegment revenues	(251)	339	(114)	1,743	(1,717)	—
Net interest revenue	3,683	1,544	8,198	12,194	11	25,630
Net revenues	10,019	21,924	28,259	12,870	(248)	72,824
Operating expenses	7,338	17,806	17,937	9,155	8,741	60,977
Depreciation and amortization	342	186	106	205	356	1,195
Income (loss) from continuing operations before taxes	2,681	4,118	10,322	3,715	(8,989)	11,847

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Six-months ended December 31, 2008

Operating revenue	$11,927	$58,678	$65,436	$570	$(7,248)	$129,363
Net intersegment revenues	(491)	528	386	4,138	(4,561)	—
Net interest revenue	3,422	2,221	23,593	29,344	1	58,581
Net revenues	15,349	60,899	89,029	29,914	(7,247)	187,944
Operating expenses	11,193	53,914	57,960	23,007	15,545	161,619
Depreciation and amortization	580	418	238	890	674	2,800
Income (loss) from continuing operations before taxes	4,156	6,985	31,069	6,907	(22,792)	26,325
Assets(*)	327,947	162,498	2,214,558	1,431,069	19,822	4,155,894

Six-months ended December 31, 2007

Operating revenue	$12,135	$38,288	$38,515	$1,276	$315	$90,529
Net intersegment revenues	(494)	590	403	3,444	(3,943)	—
Net interest revenue	8,162	3,275	13,697	24,085	22	49,241
Net revenues	20,297	41,563	52,212	25,361	337	139,770
Operating expenses	13,119	34,261	34,853	16,194	17,550	115,977
Depreciation and amortization	683	360	203	388	799	2,433
Income (loss) from continuing operations before taxes	7,178	7,302	17,359	9,167	(17,213)	23,793
Income from discontinued operations	—	—	—	17	—	17
Assets(*)	493,273	189,237	2,839,134	1,213,603	34,147	4,769,394

(*)	Assets are reconciled to total assets as presented in the December 31, 2008 and December 31, 2007 Consolidated Statements of Financial Condition as follows (in thousands):

	December 31, 2008	December 31, 2007
Amount as presented above	$4,155,894	$4,769,394
Reconciling items:
Unallocated assets:
Cash	48,972	18,381
Receivables from brokers, dealers and clearing organizations	47,496	81,493
Receivable from clients, net of allowances	23,484	37,597
Other assets	30,883	16,244
Unallocated eliminations	(16,872)	(7,345)

Total assets	$4,289,857	$4,915,764

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

Venture Capital Funds. SWS has committed to invest $5,000,000 in a limited partnership venture capital fund. As of December 31, 2008, SWS had contributed $4,000,000 of its commitment. The Bank has committed to invest $5,000,000 in two limited partnership funds. As of December 31, 2008, the Bank had invested $3,000,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. There were no open commitments for underwriting at December 31, 2008.

Guarantees. The Bank has stand-by letters of credit primarily issued for real estate development purposes. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $2,887,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become part of the fully collateralized loans with total repayment. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

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

AFFILIATE TRANSACTIONS

Two directors own approximately 64% of the ownership interests of a local bank and one of SWS’ executive officers owns less than 1% of the ownership interests in this bank. The Bank has sold loan participations with outstanding balances of $4,562,000 and $7,752,000 at December 31, 2008 and June 30, 2008, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $86,000 and $175,000 for the three and six-months ended December 31, 2008, respectively and $215,000 and $512,000 for the three and six-months ended December 31, 2007, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements” and “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 5, 2008 and in this Form 10-Q.

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

Banking. We offer traditional banking products and services and focus on several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers. The Southwest Securities, FSB (the “Bank”) earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors. We seek to grow our Bank by adding experienced bankers and through acquisition.

The “other” category includes SWS Group, Inc. (“SWS Group”) corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”) and NYSE Euronext, Inc. (“NYX”).

Business Environment

Our business is sensitive to financial market conditions which were very volatile during the first half, and specifically the second quarter, of fiscal 2009. Equity market indices declined from a year ago with the Dow Jones Industrial Average (the “DJIA”) decreasing 34%, the Standard & Poor’s 500 Index down 38% and the NASDAQ Composite Index down 41%. Since the end of the first quarter of fiscal 2009, all of these indices have continued to decline. The DJIA has closed below 8,000 for the first time in almost six years and was 8,776 at the close of trading on December 31, 2008. Volume remained active with average daily volume for the quarter on the New York Stock Exchange increasing 35% over the same period last fiscal year.

The end of the first quarter of fiscal 2009 brought turmoil in the general economy and upheaval in the credit markets. This turmoil did not subside in the second quarter of fiscal 2009. These disruptions and developments have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. The U.S. government has taken several actions to intervene in support of the credit markets, including the Troubled Asset Relief Program, through which the U.S. government is authorized to purchase up to $700 billion in whole loans and mortgage-related securities as well as to invest directly in financial institutions and commercial paper. Additional actions include the guarantee of certain money market mutual fund and bank borrowings and increased Federal Deposit Insurance Corporation (“FDIC”) insurance for certain customer bank deposit accounts. Additionally, the government stepped in to take over the operations of Fannie Mae, Freddie Mac and American International Group, Inc. (“AIG”) while allowing Lehman Brothers (“Lehman”) to fail.

In October 2008, the U.S. Congress passed and the U.S. President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). This new law brought many changes to the economic landscape in the hope of helping the U.S. economy. In addition, the new U.S. President has indicated that he will be working on a stimulus plan to help the U.S. economy and will propose new legislation to help stabilize the U.S. stock markets. However, both the EESA and the proposed new legislation will take time to show their impact on the U.S. economy.

The Federal Reserve Board (“FRB”) lowered the federal funds rate by 400 basis points from December 31, 2007 to December 31, 2008. Additionally, the FRB lowered collateral requirements to increase liquidity in the financial markets.

Investors have responded to the volatile markets with a flight to quality which has, in turn, reduced yields on short-term U.S. treasury securities and has produced a dramatic reduction in commercial paper issuance.

Securities and banking regulators have been active in establishing temporary rules and regulations to respond to this crisis. Some of these actions have resulted in temporary or, in some cases, permanent, restrictions on certain types of securities transactions, most notably short sales of equity securities of certain financial institutions.

Through the end of December 2008, these activities have failed to reinvigorate the financial and credit markets. Credit standards have continued to tighten while unemployment rates and foreclosures have increased substantially. All of these factors have had an impact on our businesses at the Bank and the brokerage.

Impact of Credit Markets

Brokerage. On the brokerage side of the business, volatility in the credit and mortgage markets has had an impact on several aspects of our business primarily related to valuation of securities, liquidity and counterparty risk.

Valuation of Securities

While trading in sub-prime collateralized debt obligations, proprietary structured products, credit default swaps and other volatile investments are not primary activities for us, we do trade other debt and equity securities and we have seen deterioration in the marketability and valuation of some of these products as the market for some types of securities are not functioning normally.

In order to take advantage of attractive tax-free yields for the company, we began investing in certain auction rate municipal bonds in the spring of 2008. At the end of the first and second quarters of fiscal 2009, we held $95.0 million and $39.4 million, respectively of auction rate municipal bonds. In the second quarter of fiscal 2009, we sold $55.6 million of the auction rate municipal bonds and, subsequent to the end of the second quarter of fiscal 2009, we sold another $14.9 million of these bonds, reducing our holdings to $24.5 million, which represents one security. This security is investment grade credit, is valued at par and as of January 31, 2009 is yielding approximately 1% per year. While management does not expect any reduction in the cash flow from this bond, prolonged failure of this auction could indicate an impairment in the value due to lack of liquidity. The company currently has the ability to hold this investment. We expect the issuer of this bond to refinance their debt.

Auction rate bonds have been financed through a combination of bank loans and our own capital. Should our lender determine that these securities are no longer eligible collateral or should they decide to reduce the advance rate for these securities, we could be required to finance substantially all of this portfolio from our existing capital. This could impact our ability to carry inventories of other securities to support our fixed income, equity and correspondent clearing businesses which, in turn, could reduce the volume and profitability of those businesses. Management monitors this investment daily and ensures that we have limited exposure.

Customers of Southwest Securities, Inc. (“Southwest Securities”), SWS Financial Services, Inc. (“SWS Financial”) and M.L. Stern also hold investments in auction rate securities. Our customers hold approximately $31.1 million in auction rate preferred securities which were generally purchased at other brokerage firms and transferred to Southwest Securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. Substantially all of these securities are subject to partial redemption and/or restructuring by the sponsors. We also hold $925,000 in proprietary positions in auction rate preferred securities. Our customers also hold $14.2 million in auction rate bonds, 93% of which are held by customers of our M.L. Stern subsidiary. A number of our competitors who sold or underwrote these securities have been required by regulators to repurchase these securities from their customers. Should we be required to take similar action, our liquidity could be negatively impacted.

We also trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. Inventories of these securities are priced using a third-party pricing service and are reviewed monthly to ensure reasonable valuation. At December 31, 2008, we held mortgage and asset-backed securities of approximately $5.4 million included in “Securities owned, at market value” on the Consolidated Statements of Financial Condition.

Customer margin balances have also been negatively impacted by the declining stock market values, which will reduce the net interest we earn on customer accounts.

We have one investment in a venture capital investment partnership which we account for on the equity method of accounting, which is reflective of fair value. This venture capital fund invests in small businesses in various stages of development and operating in a variety of industries. During the first and second quarters of fiscal 2009, we recorded a $1.1 million loss and $1.4 million loss, respectively, for a total loss of $2.5 million on this joint venture. A prolonged downturn in the economy could lead to a continued decline in the fair value of this investment. At December 31, 2008, this investment was recorded at $268,000. Additionally, the company has a commitment to invest an additional $1 million in this partnership under certain circumstances.

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

The volatility in the U.S. stock markets is also impacting our liquidity through increased margin requirements at our clearing houses. These margin requirements are determined through a combination of risk factors including volume of business and volatility in the U.S. stock markets. Consequently, our margin requirements at our clearinghouses during the second quarter of fiscal 2009 have ranged as high as 35% greater than our highest margin requirement in the second quarter of last fiscal year. To the extent we are required to post cash or other collateral to meet these requirements, we have less borrowing capacity to finance our other businesses. Subsequent to the end of the second quarter of fiscal 2009, one of our securities lending clearing houses substantially increased the margin requirements for this business. This increase in our margin requirement could impact the volume of stock loan business we conduct.

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

Bank. Credit quality at the Bank has been adversely impacted by the current economic downturn. Deterioration of the residential construction portfolio continues as the North Texas market continues to work through the oversupply of vacant housing. Finished vacant housing inventory currently stands at a 3.4 month supply, while a 2.5 month supply is considered more optimum, according to Residential Strategies, Inc. The Bank also continues to experience deterioration in lot and land development loan portfolios. Nonperforming assets increased $10.2 million during the second fiscal quarter. This increase can be attributed to residential construction and lot and land development loans. Resulting losses from the deteriorating asset quality continue to be at manageable levels with net charge-offs for the quarter at $410,000 compared to $304,000 in the first quarter of fiscal 2009. This represents a 15% loss on problem loans liquidated during fiscal 2009 to date. Deterioration is also evident in the increased loan loss provision expense of $1.8 million this quarter compared to $934,000 in the first quarter of fiscal 2009. The loan loss provision was $2.7 million during the first half of fiscal 2009 and $1.7 million during the first half of fiscal 2008. We anticipate loan loss provision expense to continue at the fiscal 2009 levels for the next few quarters. Mortgage rates continue to be at or near historic lows which should help mitigate losses associated with the residential construction loan portfolio.

As the economic downturn persists, we have experienced and expect to experience additional deterioration in our commercial real estate portfolio. Deterioration in this portfolio could extend over the next few quarters. Because we expect that losses associated with this portfolio will have a tendency to be individually larger than those experienced in the residential portfolio, we may experience more volatility in our earnings.

The Federal Reserve continued aggressive rate reductions during the second quarter of fiscal 2009, lowering the discount rate 175 basis points to 0.50% and, for the first time ever, set the federal funds target using a range. At the December 2008, Federal Open Market Committee meeting, the FRB set the federal funds target at a historic low using a range of 0.0% - 0.25%. The Bank is asset sensitive and this type of falling rate environment has a negative impact on our net interest spreads. As the rate environment stabilizes and liabilities reprice, net interest spreads should begin to normalize.

Passage of the EESA accelerated the FRB’s authority to pay interest on depository institutions’ required and excess reserve balances. This allowed the FRB to establish a floor for federal funds, which has provided stability to this market.

The EESA also temporarily increased deposit insurance coverage from $100,000 per insured account to $250,000 per insured account through December 31, 2009.

On October 14, 2008, the U.S. Treasury Department announced a capital purchase program which would inject $250 billion of capital into the banking system. On October 30, 2008, we, through our banking subsidiary, made an initial application for the Capital Purchase Program under the Troubled Asset Relief Program, “TARP funds.” Management believed it was prudent to apply and subsequently evaluate whether to proceed with the application process at a future date. In January 2009, management determined it was not in the best interest of the firm to pursue this form of funding and has discontinued its application process.

Also, on October 14, 2008, the U.S. Treasury Department invoked the systemic risk exception of the FDIC Improvement Act of 1991 which provides the FDIC with flexibility to provide a 100 percent guarantee of newly issued senior unsecured debt and non interest bearing transaction accounts. The Bank and SWS Group are participating in the senior unsecured debt component and the Bank is also participating in the non interest bearing transaction account component. No senior unsecured debt has been issued by SWS Group or the Bank.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the circumstances surrounding these transactions and the impact on our results are discussed below.

Write-off of $5.4 million for stock loan. In the first quarter of fiscal 2009, we wrote-off $5.4 million related to a deficit in the collateral securing a counterparty obligation of Lehman. We experienced the counterparty deficit as a result of Lehman declaring bankruptcy on September 19, 2008. Lehman had an obligation to us for stock borrowed of approximately $10.3 million at the time of the bankruptcy filing, which was backed by approximately $9.7 million in collateral. Subsequent sales and revaluation of the remaining collateral resulted in a $5.4 million deficit. We plan to make a claim to SIPC and negotiate with other counterparties to mitigate the deficit. However, the potential for a successful recovery is unknown at this time. This write-off was recorded in “Other expenses” on the Consolidated Statements of Income and Comprehensive Income.

Acquisition of M.L. Stern. In February 2008, we entered into a definitive agreement to purchase M.L. Stern from a subsidiary of Pacific Life Insurance Company. The acquisition was structured as a purchase of all of the outstanding membership interests of M.L. Stern. The assets and liabilities acquired as well as the financial results of M.L. Stern were included in our consolidated financial statements after the close of business on March 31, 2008, the acquisition date. The transaction has doubled the size of our private client advisor network and re-established us in the asset management business. Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities in December 2008 and are operating as M.L. Stern a division of Southwest Securities, Inc. These operations are included in our retail segment. We expect to dissolve the M.L. Stern broker/dealer in the third quarter of fiscal 2009

The aggregate acquisition price was approximately $8.7 million, which consisted of cash in the amount of $5.5 million and direct expenses of $3.2 million in finder’s fees, legal fees, valuation fees, severance costs and contract cancellation costs. We accounted for the acquisition of M.L. Stern under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”

RESULTS OF OPERATIONS

Consolidated

Net income for the three and six-month periods ended December 31, 2008 was $9.0 million and $16.1 million, respectively, an increase of $1.8 million and $1.1 million from net income for the comparable three and six-month periods ended December 31, 2007, respectively. Net income for the six-month period ending December 31, 2007 includes income of $17,000 from discontinued operations. The three and six-month periods ended December 31, 2008 and December 31, 2007 contained 66 and 129 and 63 and 127 trading days, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-month periods ended December 31, 2008 compared to the three and six-month periods ended December 31, 2007 (dollars in thousands):

	Three-Months Ended		Six-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(660)	(18)%	$(715)	(10)%
Commissions	27,208	104	40,781	84
Net interest	751	3	9,340	19
Investment banking, advisory and administrative fees	611	7	1,494	8
Net gains on principal transactions	5,424	214	6,785	175
Other	(5,982)	(100)	(9,511)	(77)

	27,352	38	48,174	34

	Three-Months Ended		Six-Months Ended
	Amount	% Change	Amount	% Change
Operating expenses:
Commissions and other employee compensation	$20,156	47%	$32,343	39%
Occupancy, equipment and computer service costs	1,657	26	2,874	22
Communications	824	33	1,759	37
Floor brokerage and clearing organization charges	108	12	(102)	(5)
Advertising and promotional	219	24	425	28
Other	703	10	8,343	74

	23,667	39	45,642	39

Pre-tax income	$3,685	31%	$2,532	11%

Net revenues increased for the second quarter of fiscal 2009 by $27.4 million as compared to the same period of fiscal 2008. The largest components of the increase were in commissions, $27.2 million and net gains on principal transactions, $5.4 million. The increase in commissions is due to primarily to a $19.6 million increase in the institutional segment primarily in the fixed income business as greater volatility and increased client activity led to wider spreads and more transactions. Also contributing to the increase in commissions is the increase in our retail segment of $7.6 million. The increase in our retail segment is primarily due to the acquisition of M.L Stern. M.L. Stern recorded commission revenue of $9.3 million for the second quarter of fiscal 2009. These commission revenue increases were partially offset by a $726,000 decrease in commissions for SWS Financial and a $970,000 decrease in commissions for our Private Client Group. The increase in net gains on principal transactions is driven by activity in the fixed income business primarily from the volatility in the market and increased customer activity. These increases were offset by a decrease in other revenue of $6.0 million. This decrease is due to $1.2 million increase in our losses related to our limited partnership venture capital fund, a $2.2 million increase in our losses on our deferred compensation plan, with a corresponding decrease in compensation expenses on our deferred compensation plan, a $873,000 decrease in revenue from the sale of our insurance products and a decrease of $635,000 in SEC fees collected with a corresponding decrease in other expenses.

Net revenues increased for the first half of fiscal 2009 by $48.2 million as compared to the same period of fiscal 2008. The largest components of the increase were in commissions, $40.8 million; net interest, $9.3 million and net gains on principal transactions, $6.8 million. The increase in commissions is due primarily to a $24.1 million increase in the institutional segment primarily in the fixed income business as greater volatility and increased client activity led to wider spreads and more transactions. Also contributing to the increase in commissions is the increase in our retail segment of $16.7 million. The increase in our retail segment is primarily due to the acquisition of M.L Stern. M.L. Stern recorded commission revenue of $19.0 million for the first six-months of fiscal 2009. These commission revenue increases were partially offset by a $1.2 million decrease in commissions for SWS Financial and a $1.1 million decrease in commissions for our Private Client Group. The increase in net interest is due primarily to a 91 basis point increase in the spread in the stock loan business as well as an increase in the average loan balance at the Bank of 31%. The increase in net gains on principal transactions is driven by activity in the fixed income business primarily from the volatility in the market and increased customer activity. These increases were offset by a decrease in other revenue of $9.5 million. This decrease is due to $2.9 million increase in our losses related to our limited partnership venture capital fund, a $3.1 million increase in our losses on our deferred compensation plan, with a corresponding decrease in compensation expenses on our deferred compensation plan, a $1.6 million decrease in revenue from the sale of our insurance products and a decrease of $1.1 million in SEC fees collected with a corresponding decrease in other expenses.

Operating expenses increased $23.7 million for the three-months ended December 31, 2008 as compared to the same period of fiscal 2008. The largest increases were in commissions and other employee compensation, $20.2 million and occupancy, equipment and computer service costs, $1.7 million. The increase in commissions and other employee compensation is due primarily to the acquisition of M.L. Stern. M.L. Stern’s commission and other employee expenses were $7.8 million for the quarter ended December 31, 2008. The remainder of the increase is due to variable compensation in the institutional segment and additional headcount at the Bank from fiscal 2008 to fiscal 2009. The increase in occupancy, equipment and computer service costs is due primarily to the acquisition of M.L. Stern.

Operating expenses increased $45.6 million for the six-months ended December 31, 2008 as compared to the same period of fiscal 2008. The largest increases were in commissions and other employee compensation, $32.3 million; occupancy, equipment and computer service costs, $2.9 million and other expenses, $8.3 million. The increase in commissions and other employee compensation is due primarily to the acquisition of M.L. Stern. M.L. Stern’s commission and other employee expenses were $16.1 million for the six-months ended December 31, 2008. The remainder of the increase is due to variable compensation in the institutional segment and additional headcount at the Bank from fiscal 2008 to fiscal 2009. The increase in occupancy, equipment and computer service costs is due primarily to the acquisition of M.L. Stern. The increase in other expenses is primarily due to the $5.4 million write-off of the Lehman counterparty exposure, an increase in the provision for loan losses of $1.1 million, and increases in purchased mortgage loan losses, real estate expenses and Savings Association Insurance Fund (“SAIF”) assessments of $1.8 million.

Net Interest Income

Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three and six-month periods ended December 31, 2008 and 2007 (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Brokerage	$11,701	$13,436	$29,237	$25,156
Bank	14,680	12,194	29,344	24,085

Net interest	$26,381	$25,630	$58,581	$49,241

For the three-months ended December 31, 2008 and 2007, net interest income from our brokerage entities accounted for approximately 12% and 19% of our net revenues, respectively. For the six-months ended December 31, 2008 and 2007, net interest income generated by our brokerage entities accounted for approximately 16% and 18% of our net revenues, respectively. Net interest for the Bank is discussed in the Banking segment discussion below.

Average balances of interest-earning assets and interest-bearing liabilities in the broker/dealer operations are as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Average interest-earning assets:
Customer margin balances	$181,000	$290,000	$206,000	$291,000
Assets segregated for regulatory purposes	304,000	338,000	319,000	325,000
Stock borrowed	1,766,000	3,077,000	2,296,000	3,073,000

Average interest-bearing liabilities:
Customer funds on deposit	421,000	514,000	453,000	508,000
Stock loaned	1,735,000	3,042,000	2,260,000	3,036,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the first half of fiscal 2009, income tax expense (effective rate of 39%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income from continuing operations before income taxes due to state income taxes and other permanently excluded items.

Segment Information

The following is a summary of the increases (decreases) in categories of net revenues and pre-tax income by segment for the three and six-month periods ended December 31, 2008 compared to the three and six-month periods ended December 31, 2007 (dollars in thousands):

	Three-Months Ended		Increase/ (Decrease)	% Change
	December 31, 2008	December 31, 2007
Net revenues:
Clearing	$7,173	$10,019	$(2,846)	(28)%
Retail	30,902	21,924	8,978	41
Institutional	52,217	28,259	23,958	85
Banking	14,587	12,870	1,717	13
Other	(4,703)	(248)	(4,455)	(1,796)

Total	$100,176	$72,824	$27,352	38%

Pre-tax income:
Clearing	$1,884	$2,681	$(797)	(30)%
Retail	4,211	4,118	93	2
Institutional	20,042	10,322	9,720	94
Banking	2,359	3,715	(1,356)	(37)
Other	(12,964)	(8,989)	(3,975)	(44)

Total	$15,532	$11,847	$3,685	31%

	Six-Months Ended		Increase/ (Decrease)	% Change
	December 31, 2008	December 31, 2007
Net revenues:
Clearing	$15,349	$20,297	$(4,948)	(24)%
Retail	60,899	41,563	19,336	47
Institutional	89,029	52,212	36,817	71
Banking	29,914	25,361	4,553	18
Other	(7,247)	337	(7,584)	(2,250)

Total	$187,944	$139,770	$48,174	34%

Pre-tax income:
Clearing	$4,156	$7,178	$(3,022)	(42)%
Retail	6,985	7,302	(317)	(4)
Institutional	31,069	17,359	13,710	79
Banking	6,907	9,167	(2,260)	(25)
Other	(22,792)	(17,213)	(5,579)	(32)

Total	$26,325	$23,793	$2,532	11%

Clearing:

Three-months Ended:

The following is a summary of the results for the clearing segment for the three-months ended December 31, 2008 compared to the three-months ended December 31, 2007 (dollars in thousands):

	Three-Months Ended		Increase/ (Decrease)	% Change
	December 31, 2008	December 31, 2007
Net revenue from clearing services	$3,074	$3,736	$(662)	(18)%
Net interest	1,162	3,683	(2,521)	(68)
Other	2,937	2,600	337	13

Net revenues	7,173	10,019	(2,846)	(28)

Operating expenses	5,289	7,338	(2,049)	(28)

Pre-tax income	$1,884	$2,681	$(797)	(30)%

Average customer margin balance	$102,000	$187,000	$(85,000)	(45)%

Average customer funds on deposit	$266,000	$321,000	$(55,000)	(17)%

The following table reflects the number of client transactions processed for the three-months ended December 31, 2008 and December 31, 2007 and number of correspondents at the end of each three-month period.

	Three-Months Ended
	December 31, 2008	December 31, 2007
Tickets for high-volume trading firms	2,014,191	7,724,153
Tickets for general securities broker/dealers	250,934	281,016

Total tickets	2,265,125	8,005,169

Correspondents	201	202

The clearing segment posted a decrease in net revenue of 28% and a decrease in pre-tax income of 30%.

Tickets processed decreased substantially over the prior fiscal year period while clearing fee revenue decreased 18%. Decreased volume from day trading customers was the primary driver of this change. The decrease is primarily attributable to one correspondent who no longer clears through us and one correspondent with substantially reduced volume in the quarter. Revenue per ticket increased over last year. Revenue per ticket was $1.36 for the second quarter of fiscal 2009 versus $0.47 for the second quarter of fiscal 2008.

Net interest revenue allocated to the clearing segment decreased 68% for the three-months ended December 31, 2008 over the same period last fiscal year. Net interest decreased primarily due to the 45% decline in margin balances in the clearing segment as well as a 75 basis point drop in the spread we earn on customer deposits.

Operating expenses decreased for the three-months ended December 31, 2008 compared to the same period last fiscal year primarily due to decreased commission and employee compensation of $963,000. The prior year included some one time expenses related to the hiring of the new head of clearing. Additionally, incentive compensation decreased due to reduced pre-tax profit from our clearing operations. Also, there was a $1.0 million decrease in other expenses due primarily to a reduction of $400,000 in professional services, a $109,000 decrease in licenses and fees and a $344,000 decrease in the amount of operational expenses allocated to the clearing segment.

Six-months Ended:

The following is a summary of the results for the clearing segment for the six-months ended December 31, 2008 compared to the six-months ended December 31, 2007 (dollars in thousands):

	Six-Months Ended		Increase/ (Decrease)	% Change
	December 31, 2008	December 31, 2007
Net revenue from clearing services	$6,369	$7,086	$(717)	(10)%
Net interest	3,422	8,162	(4,740)	(58)
Other	5,558	5,049	509	10

Net revenues	15,349	20,297	(4,948)	(24)

Operating expenses	11,193	13,119	(1,926)	(15)

Pre-tax income	$4,156	$7,178	$(3,022)	(42)%

Average customer margin balance	$117,000	$193,000	$(76,000)	(39)%

Average customer funds on deposit	$289,000	$320,000	$(31,000)	(10)%

The following table reflects the number of client transactions processed for the six-months ended December 31, 2008 and December 31, 2007.

	Six-Months Ended
	December 31, 2008	December 31, 2007
Tickets for high-volume trading firms	7,398,217	14,768,608
Tickets for general securities broker/dealers	456,784	540,013

Total tickets	7,855,001	15,308,621

The clearing segment posted a decrease in net revenue of 24% and a decrease in pre-tax income of 42%.

Tickets processed decreased substantially over the prior fiscal year period while clearing fee revenue decreased only 10%. Decreased volume from day trading customers was the primary driver of this change. Revenue per ticket was $0.81 for the first half of fiscal 2009 versus $0.46 for the first half of fiscal 2008.

Net interest revenue allocated to the clearing segment decreased 58% for the six-months ended December 31, 2008 over the same period last fiscal year. Net interest decreased primarily due to the 39% decline in margin balances in the clearing segment as well as a 46 basis point drop in the spread we earn on customer deposits.

Operating expenses were down for the six-months ended December 31, 2008 compared to the same period last fiscal year due primarily to decreased commission and employee compensation of $639,000 and a decrease in other expenses of $1.1 million. These decreases were due to decreases in salary expenses, $389,000; incentive compensation, $249,000; professional services, $396,000; licenses and fees, $119,000; and the allocation of information technology and operating expenses of $459,000. These decreases are due to the same circumstances described for the three-month periods above.

Retail:

Three-months Ended:

The following is a summary of the results for the retail segment for the three-months ended December 31, 2008 and December 31, 2007 (dollars in thousands):

	Three-Months Ended		% Change
	December 31, 2008	December 31, 2007
Private Client Group (“PCG”)
Commissions	$6,252	$7,222	(13)%
Advisory fees	1,412	1,436	(2)
Insurance products	984	1,066	(8)
Other	149	187	(20)
Net interest revenue	351	757	(54)

	9,148	10,668	(14)

Independent registered representatives (“SWS Financial”)
Commissions	5,650	6,376	(11)
Advisory fees	961	932	3
Insurance products	1,177	1,890	(38)
Other	132	308	(57)
Net interest revenue	144	750	(81)

	8,064	10,256	(21)

	Three-Months Ended		% Change
	December 31, 2008	December 31, 2007
M.L. Stern
Commissions	$9,322	$—	—%
Advisory fees	1,493	—	—
Insurance products	76	—	—
Other	1,620	—	—
Net interest revenue	326	—	—

	12,837	—	—

Other	853	1,000	(15)

Total	30,902	21,924	41

Operating expenses	26,691	17,806	50

Pre-tax income	$4,211	$4,118	2%

Average customer margin balances	$66,000	$78,000	(15)%

Average customer funds on deposit	$109,000	$133,000	(18)%

PCG representatives	110	99	11%

SWS Financial representatives	306	336	(9)%

M.L. Stern representatives	104	—	100%

Net revenues in the retail segment increased 41% for the three-months ended December 31, 2008 over the same period last fiscal year driven by the commissions, fees and other revenues from the acquisition of M.L. Stern of $12.8 million. Total customer assets were $10.3 billion at December 31, 2008 and $7.2 billion at December 31, 2007. Total customer assets for the three-month period ended December 31, 2008 include $4.6 billion at M.L. Stern. Assets under management were $722 million, including $383 million from Tower Asset Management, LLC, at December 31, 2008 versus $419 million at December 31, 2007.

Net interest revenue allocated to the retail segment decreased 69% for the three-months ended December 31, 2008 over the same period of the last fiscal year. This decrease is primarily due to a reduced spread earned on customer deposits.

Operating expenses increased 50% for the three-months ended December 31, 2008 over the same period last fiscal year. This increase is primarily due to a 41% increase in commission expense, the primary component of operating expenses in the retail segment, driven by M.L. Stern commission expense of $7.8 million. In addition, other operating expenses increased due to increased rent expense from the addition of new branches with our M.L. Stern acquisition, computer service expense, license and fees, professional services and legal expense and information technology expenses allocated to the segment. M.L. Stern contributed $2.6 million to the increase in other operating expenses.

Six-months Ended:

The following is a summary of the results for the retail segment for the six-months ended December 31, 2008 and December 31, 2007 (dollars in thousands):

	Six-Months Ended		% Change
	December 31, 2008	December 31, 2007
Private Client Group
Commissions	$11,880	$13,022	(9)%
Advisory fees	2,768	2,774	__
Insurance products	1,994	1,780	12
Other	266	336	(21)
Net interest revenue	1,047	1,532	(32)

	17,955	19,444	(8)

Independent registered representatives
Commissions	11,044	12,222	(10)
Advisory fees	1,875	1,776	6
Insurance products	2,333	4,021	(42)
Other	355	582	(39)
Net interest revenue	554	1,659	(67)

	16,161	20,260	(20)

M.L. Stern
Commissions	$18,991	$—	—%
Advisory fees	2,951	—	—
Insurance products	93	—	—
Other	2,409	—	—
Net interest revenue	585	—	—

	25,029	—	—

Other	1,754	1,859	(6)

Total	60,899	41,563	47

Operating expenses	53,914	34,261	57

Pre-tax income	$6,985	$7,302	(4)%

Average customer margin balances	$75,000	$77,000	(3)%

Average customer funds on deposit	$115,000	$132,000	(13)%

Customer deposits at the Bank	$408,734	$320,232	28%

Net revenues in the retail segment increased 47% for the six-months ended December 31, 2008 over the same period last fiscal year driven by the commissions, fees and other revenues from the acquisition of M.L. Stern of $25.0 million.

Net interest revenue allocated to the retail segment decreased 50% for the six-months ended December 31, 2008 over the same period of last fiscal year primarily due to a reduction in the spread earned on customer deposits.

Operating expenses increased 57% for the six-months ended December 31, 2008 over the same period last fiscal year. This increase is primarily due to a 47% increase in commission expense, the primary component of operating expenses in the retail segment, driven by M.L. Stern commission expense of $16.1 million. In addition, other operating expenses increased due to increased rent expense from the addition of new branches, computer service expense, license and fees, professional services and legal expense and information technology expenses allocated to the segment. M.L. Stern contributed $5.3 million to the increase in other operating expenses.

Institutional:

Three-months Ended:

The following is a summary of the results for the institutional segment for the three-months ended December 31, 2008 and December 31, 2007 (dollars in thousands):

	Three-Months Ended		% Change
	December 31, 2008	December 31, 2007
Commissions
Taxable fixed income	$24,511	$6,446	280%
Municipal distribution	3,772	1,916	97
Portfolio trading	3,710	4,047	(8)
Other	3	4	(25)

	31,996	12,413	158

Investment banking fees	4,417	5,275	(16)
Net gains on principal transactions	5,799	2,085	178
Other	285	288	(1)
Net interest revenue	9,720	8,198	19

Total net revenues	52,217	28,259	85

Operating expenses	32,175	17,937	79

Pre-tax income	$20,042	$10,322	94%

Taxable fixed income representatives	27	28	(4)%

Municipal distribution representatives	22	21	5%

Net revenues from the institutional segment increased 85% while pre-tax income was up 94% in the three-months ended December 31, 2008. Commissions in the institutional segment were up 158% for the three-months ended December 31, 2008 over the same period last fiscal year as volumes in both the taxable fixed income and municipal areas improved significantly. The volatility in the market has presented opportunities to our institutional segment. Both the taxable and municipal sides have increased their business and client base. Investment banking fees were down 16% for the three-months ended December 31, 2008 driven by a decrease in public finance advisory fees of $652,000 and corporate finance fees of $651,000. The decrease is due to the current economic environment and a lack of new municipal or corporate issues in the market.

Net gains on principal transactions were up 178% due to an increase in market volatility and wider spreads in the secondary market. Taxable fixed income increased $2.2 million due to the volatility in the market and increased customer activity.

In the three-months ended December 31, 2008, net interest revenue in the institutional segment increased 19% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This increase is due to a 74 basis point increase in the spread earned on securities lending balances despite a 43% drop in the average balance. The disruption in the markets, the regulators’ limits on short sales and changes in our internal risk limits caused average balances in our stock loan business to fall to $1.7 billion. Net interest revenue also increased in the municipal business unit due to investments in tax-exempt municipal auction rate bonds, which were not included in the prior year quarter.

The following table sets forth the number and aggregate dollar amount of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended December 31, 2008 and December 31, 2007:

	Three-Months Ended
	December 31, 2008	December 31, 2007
Number of Issues	83	92
Aggregate Amount of Offerings	$13,523,430,000	$12,134,042,000

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	Three-Months Ended
	December 31, 2008	December 31, 2007
Average interest-earning assets:
Stock borrowed	$1,766,000	$3,077,000

Average interest-bearing liabilities:
Stock loaned	1,735,000	3,042,000

Operating expenses were up 79% for the three-months ended December 31, 2008 versus the same period last fiscal year primarily due to increases in commission expense. The increase in commission expense is due to the increase in revenue produced by the institutional segment.

Six-months Ended:

The following is a summary of the results for the institutional segment for the six-months ended December 31, 2008 and December 31, 2007 (dollars in thousands):

	Six-Months Ended		% Change
	December 31, 2008	December 31, 2007
Commissions
Taxable fixed income	$32,607	$11,268	189%
Municipal distribution	7,903	3,993	98
Portfolio trading	6,442	7,567	(15)
Other	6	10	(40)

	46,958	22,838	106

Investment banking fees	10,697	11,978	(11)
Net gains on principal transactions	7,230	3,203	126
Other	551	496	11
Net interest revenue	23,593	13,697	72

Total net revenues	89,029	52,212	71

Operating expenses	57,960	34,853	66

Pre-tax income	$31,069	$17,359	79%

Net revenues from the institutional segment increased 71% while pre-tax income was up 79% in the six-months ended December 31, 2008. Commissions in the institutional segment were up 189% for the six-months ended December 31, 2008 over the same period last fiscal year as volumes in both the taxable fixed income and municipal areas significantly improved. These increases were partially offset by a decrease in the portfolio trading area due to a 28% decline in the number of trades processed. Investment banking fees were down 11% for the six-months ended December 31, 2008 driven by a decrease in corporate finance advisory fees of $1.2 million and public finance advisory fees of $739,000. The decrease for corporate finance is due to a large M&A transaction that generated advisory fees in the first quarter of fiscal 2008. For public finance, the decrease is due to the current economic environment and the lack of new municipal issues.

Net gains on principal transactions were up 126% due to an increase in market volatility and wider spreads in the secondary market. The municipal business unit increased $2.6 million and the taxable fixed income unit increased $1.5 million.

In the six-months ended December 31, 2008, net interest revenue in the institutional segment increased 72% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This increase is due to a 91 basis point increase in the spread earned on securities lending balances despite a 25% drop in the average balance. The disruption in the markets, the regulators’ limits on short sales and changes in our internal risk limits caused average balances in our stock loan business to fall to $2.3 billion. Net interest revenue also increased in the municipal business unit due to investments in tax-exempt municipal auction rate bonds, which were not included in the prior year quarter.

The following table sets forth the number and aggregate dollar amount of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the six-month periods ended December 31, 2008 and December 31, 2007:

	Six-Months Ended
	December 31, 2008	December 31, 2007
Number of Issues	254	292
Aggregate Amount of Offerings	$25,286,662,000	$22,309,272,000

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	Six-Months Ended
	December 31, 2008	December 31, 2007
Average interest-earning assets:
Stock borrowed	$2,296,000	$3,073,000

Average interest-bearing liabilities:
Stock loaned	2,260,000	3,036,000

Operating expenses were up 66% for the six-months ended December 31, 2008 versus the same period last fiscal year primarily due to increases in commission expense and other operating expense. The increase in commission is due to the increase in revenue produced by the institutional segment. The increase in other operating expense is due to the $5.4 million write-off for the Lehman counterparty exposure.

Banking:

Three-months Ended:

The following is a summary of the results for the banking segment for the three-month periods ended December 31, 2008 and December 31, 2007 (dollars in thousands):

	Three-Months Ended		% Change
	December 31, 2008	December 31, 2007
Net interest revenue	$14,680	$12,194	20%
Other	(93)	676	(114)

Total net revenues	14,587	12,870	13

Operating expenses	12,228	9,155	34

Pre-tax income	$2,359	$3,715	(37)%

The Bank’s net revenues increased 13% while pre-tax income decreased 37% for the three-months ended December 31, 2008 as compared to the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 14.7% of consolidated net revenue for the three-months ended December 31, 2008 and 16.7% for the three-month period ended December 31, 2007. The increase in net interest revenue at the Bank is due primarily to an increase in loan volume as the yield on interest earning assets was down slightly compared to the same quarter last fiscal year.

The Bank’s operating expenses were up 34% for the three-month period ended December 31, 2008 over the same period last fiscal year. This increase is due to an increase of $1.4 million in compensation expense due to additional headcount at the Bank compared with the prior year fiscal 2008 quarter, and a $1.0 million increase in other expense due to the cost of maintaining real-estate and other foreclosed property and other expenses.

The following table sets forth an analysis of the Bank’s net interest income by the major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended December 31, 2008 and December 31, 2007 (dollars in thousands):

	Three-Months Ended
	December 31, 2008			December 31, 2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:

Real estate – mortgage	$326,922	$6,288	7.6%	$267,817	$6,125	9.1%
Real estate – construction	178,675	2,283	5.1	223,364	4,276	7.6
Commercial	556,163	8,957	6.4	358,153	8,006	8.9
Individual	6,701	126	7.4	6,171	123	8.0
Land	184,036	2,424	5.2	148,245	3,390	9.1
Federal funds sold	8,349	10	0.5	57,503	661	4.6
Interest bearing deposits in banks	19,870	19	0.4	9,119	118	5.2
Federal reserve funds	41,518	67	0.6	—	—	—
Investments - other	5,620	34	2.4	3,953	46	4.7

	1,327,854	$20,208	6.0%	1,074,325	$22,745	8.4%

Non-interest-earning assets:

Cash and due from banks	10,214			37,281
Other assets	29,986			22,176

	$1,368,054			$1,133,782

	Three-Months Ended
	December 31, 2008			December 31, 2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$86,142	$711	3.3%	$82,445	$963	4.7%
Money market accounts	45,735	126	1.1	37,789	319	3.4
Interest-bearing demand accounts	75,792	250	1.3	62,710	612	3.9
Savings accounts	880,423	3,122	1.4	729,294	7,654	4.2
Federal Home Loan Bank advances	106,869	1,319	4.9	76,085	1,002	5.2
Federal funds purchased	48	—	0.5	66	1	5.5

	1,195,009	5,528	1.8%	988,389	10,551	4.3%

Non-interest-bearing liabilities:

Non interest-bearing demand accounts	52,112			48,039
Other liabilities	4,989			6,515

	1,252,110			1,042,943
Stockholders’ equity	115,944			90,839

	$1,368,054			$1,133,782

Net interest income		$14,680			$12,194

Net yield on interest-earning assets			4.4%			4.5%

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the three-months ended December 31, 2008 is down slightly from the same period last fiscal year as reduced interest rates affect the Bank’s floating rate assets immediately while deposits from brokerage customers reprice more slowly.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	December 31, 2008 compared to December 31, 2007
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:

Real estate - mortgage	$163	$1,355	$(990)	$(202)
Real estate - construction	(1,993)	(858)	(1,433)	298
Commercial	951	4,438	(2,260)	(1,227)
Individual	3	11	(8)	—
Land	(966)	821	(1,447)	(340)
Federal funds sold	(651)	(567)	(595)	511
Interest bearing deposits in banks	(99)	140	(110)	(129)
Federal reserve funds	67	—	—	67
Investments - other	(12)	20	(22)	(10)

	$(2,537)	$5,360	$(6,865)	$(1,032)

	Three-Months Ended
	December 31, 2008 compared to December 31, 2007
	Total Change	Attributed to
		Volume	Rate	Mix
Interest expense:

Certificates of deposit	$(252)	$43	$(285)	$(10)
Money market accounts	(193)	67	(215)	(45)
Interest-bearing demand accounts	(362)	128	(407)	(83)
Savings accounts	(4,532)	1,590	(5,089)	(1,033)
Federal Home Loan Bank advances	317	419	(72)	(30)
Federal funds purchased	(1)	—	(1)	—

	(5,023)	2,247	(6,069)	(1,201)

Net interest income	$2,486	$3,113	$(796)	$169

Six-months Ended:

The following is a summary of the results for the banking segment for the six-month periods ended December 31, 2008 and December 31, 2007 (dollars in thousands):

	Six-Months Ended		% Change
	December 31, 2008	December 31, 2007
Net interest revenue	$29,344	$24,085	22%
Other	570	1,276	(55)

Total net revenues	29,914	25,361	18

Operating expenses	23,007	16,194	42

Pre-tax income	$6,907	$9,167	(25)%

The Bank’s net revenues increased 18% while pre-tax income decreased 25% for the six-months ended December 31, 2008 as compared to the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 15.6% of consolidated net revenue for the six-months ended December 31, 2008 and 17.2% for the six-month period ended December 31, 2007. The increase in net interest revenue at the Bank is due primarily to an increase in loan volume as the yield on interest earning assets was about flat with the same quarter last fiscal year.

The Bank’s operating expenses were up 42% for the six-month period ended December 31, 2008 over the same period last fiscal year. This increase is due to an increase of $1.1 million in the provision for loan losses, increased compensation of $2.8 million from additional headcount, as well as real-estate fees and other expenses of $1.8 million. See additional discussion on the allowance for loan losses at “Financial Condition-Loans and Allowance for Probable Loan Losses.”

The following table sets forth an analysis of the Bank’s net interest income by the major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended December 31, 2008 and December 31, 2007 (dollars in thousands):

	Six-Months Ended
	December 31, 2008			December 31, 2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:

Real estate – mortgage	$337,409	$12,737	7.5%	$224,590	$10,540	9.3%
Real estate – construction	179,516	5,030	5.6	221,587	9,157	8.2
Commercial	531,047	17,781	6.6	343,257	15,554	9.0
Individual	6,590	250	7.5	6,295	253	8.0
Land	178,325	5,200	5.8	146,290	6,809	9.3
Federal funds sold	14,294	104	1.4	95,626	2,408	5.0
Interest bearing deposits in banks	33,616	229	1.4	13,121	333	5.1
Federal reserve funds	20,759	67	0.6	—	—	—
Investments - other	6,117	81	2.6	5,965	145	4.8

	1,307,673	$41,479	6.3%	1,056,731	$45,199	8.5%

Non-interest-earning assets:

Cash and due from banks	11,118			34,737
Other assets	32,397			21,606

	$1,351,188			$1,113,074

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$88,770	$1,563	3.5%	$80,293	$1,866	4.6%
Money market accounts	45,150	295	1.3	34,713	587	3.4
Interest-bearing demand accounts	73,913	556	1.5	61,881	1,244	4.0
Savings accounts	861,888	7,096	1.6	721,600	15,524	4.3
Federal Home Loan Bank advances	107,217	2,625	4.7	71,522	1,892	5.3
Federal funds purchased	24	—	0.5	33	1	5.5

	1,176,962	12,135	2.1%	970,042	21,114	4.3%

Non-interest-bearing liabilities:

Non interest-bearing demand accounts	52,607			46,154
Other liabilities	6,440			7,408

	1,236,009			1,023,604
Stockholders’ equity	115,179			89,470

	$1,351,188			$1,113,074

Net interest income		$29,344			$24,085

Net yield on interest-earning assets			4.5%			4.5%

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the six-months ended December 31, 2008 did not change from the same period last fiscal year as the interest rates on deposits from brokerage customers have repriced to allow for a typical spread after the reduction to interest rates affecting the Bank’s floating rate assets, which repriced immediately.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Six-Months Ended
	December 31, 2008 compared to December 31, 2007
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:

Real estate - mortgage	$2,197	$5,309	$(2,090)	$(1,022)
Real estate - construction	(4,127)	(1,743)	(2,974)	590
Commercial	2,227	8,496	(4,086)	(2,183)
Individual	(3)	11	(14)	—
Land	(1,609)	1,495	(2,562)	(542)
Federal funds sold	(2,304)	(2,054)	(1,722)	1,472
Interest bearing deposits in banks	(104)	522	(245)	(381)
Federal reserve funds	67	—	—	67
Investments - other	(64)	4	(94)	26

	$(3,720)	$12,040	$(13,787)	$(1,973)

Interest expense:

Certificates of deposit	$(303)	$197	$(457)	$(43)
Money market accounts	(292)	177	(362)	(107)
Interest-bearing demand accounts	(688)	243	(782)	(149)
Savings accounts	(8,428)	3,026	(9,625)	(1,829)
Federal Home Loan Bank advances	733	922	(131)	(58)
Federal funds purchased	(1)	—	(1)	—

	(8,979)	4,565	(11,358)	(2,186)

Net interest income	$5,259	$7,475	$(2,429)	$213

Other:

Three-months Ended:

Pre-tax loss from the other category was $13.0 million for the three-months ended December 31, 2008 compared to $9.0 million for the same period last fiscal year. The change is primarily due to a decrease in income on corporate equity securities held by SWS Group of $329,000, a decrease in incentive compensation of $453,000 as well as a decrease in investment income of $1.2 million related to a limited partnership venture capital fund in which we are an investor. We also had an increase of $707,000 in our profit sharing expense and an increase in salaries for our corporate employees.

Six-months Ended:

Pre-tax loss from the other category was $22.8 million for the six-months ended December 31, 2008 compared to $17.2 million for the same period last fiscal year. The change is primarily due to a decrease in income on corporate equity securities held by SWS Group of $390,000 and a decrease in investment income of $2.9 million related to a limited partnership venture capital fund in which we are an investor. There was also an increase in health insurance costs of $476,000, incentive compensation costs of $569,000, as well as, an increase of $242,000 in occupancy, equipment and computer services costs, an increase of $130,000 in our promotional expense and a $787,000 decrease in our unallocated investment banking, advisory and administrative fees.

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

The allowance for probable loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. In determining the appropriate allowance at the balance sheet date, management evaluates the Bank’s historical loss percentage, concentrations of risk in the portfolio, estimated changes in the value of underlying collateral as well as changes in the volume and growth in the portfolio. To the extent we underestimate the impact of these risks, our allowance account could be materially understated.

Loans receivable at December 31, 2008 and June 30, 2008 are summarized as follows (in thousands):

	December 31, 2008	June 30, 2008
Real estate – mortgage	$420,969	$445,053
Real estate – construction	248,581	246,171
Commercial	518,965	419,777
Individuals	4,771	4,507
Land	178,112	170,195

	$1,371,398	$1,285,703

The following table shows the scheduled maturities of certain loans at December 31, 2008 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$175,850	$40,711	$32,020	$248,581
Commercial	124,014	218,831	176,120	518,965

Total	$299,864	$259,542	$208,140	$767,546

Amount of loans based upon:
Floating or adjustable interest rates	$275,874	$196,473	$155,853	$628,200
Fixed interest rates	23,990	63,069	52,287	139,346

Total	$299,864	$259,542	$208,140	$767,546

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

Non-performing assets as of December 31, 2008 and June 30, 2008 are as follows (dollars in thousands):

	December 31, 2008	June 30, 2008
Loans accounted for on a non-accrual basis
1-4 family	$2,499	$1,797
Lot and land development	13,463	8,741
Interim construction	4,687	5,098
Commercial real estate	1,878	2,340
Commercial loans	1,133	674
Consumer loans	3	12

	$23,663	$18,662

Loans past due 90 days or more, not included above	$6,875	$335

Non-performing loans as a percentage of total loans	2.2%	1.5%

Troubled debt restructurings (all Real Estate Owned (“REO”))	$13,690	$14,219

Non-performing assets	$44,228	$33,216

Total non-performing assets as a percentage of total assets	3.1%	2.5%

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2008 and December 31, 2007 is as follows (dollars in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2008	2007	2008	2007
Balance at beginning of period	$7,566	$5,547	$6,936	$5,497
Charge-offs:
Commercial, financial and agricultural	(19)	(548)	(19)	(548)
Real estate-construction	(301)	(693)	(611)	(693)
Real estate-mortgage	(67)	—	(67)	—
Individuals	(29)	(5)	(29)	(17)

	(416)	(1,246)	(726)	(1,258)

Recoveries:
Commercial, financial and agricultural	6	24	12	35

	6	24	12	35

Net charge-offs	(410)	(1,222)	(714)	(1,223)
Additions charged to operations	1,775	1,687	2,709	1,738

Balance at end of period	$8,931	$6,012	$8,931	$6,012

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.12%	0.06%	0.13%

The allowance for probable loan losses is applicable to the following types of loans as of December 31, 2008 and June 30, 2008 (dollars in thousands):

	December 31, 2008		June 30, 2008
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$5,200	38.0%	$4,089	32.8%
Real estate – construction	1,157	18.1	1,012	19.1
Real estate – mortgage & land	2,543	43.6	1,793	47.7
Individuals	31	0.3	42	0.4

	$8,931	100.0%	$6,936	100.0%

Over half of the loan loss allowance is allocated to the commercial loan portfolio while the commercial portfolio at the Bank represents approximately 30% of the total loan portfolio. Because these loans tend to be individually larger than residential loans, deterioration in this portfolio could lead to more volatility in our earnings.

The Bank’s written loan policies address specific underwriting standards for commercial loans. These policies include loan to value requirements, cash flow requirements, acceptable amortization periods and appraisal guidelines. In addition, specific covenants, unique to each relationship, may be used where deemed appropriate to further strengthen the lending relationship.

Collateral in this portfolio varies from owner occupied property as well as investor properties. We review the portfolio for concentrations by industry as well as geographic concentration. All commercial relationships are stress tested at the time of origination and major relationships are then stress tested on an annual basis.

Deposits

Average deposits and the average interest rate paid on the deposits for the three and six-month periods ended December 31, 2008 and December 31, 2007 can be found in the discussion of the banking segment’s net interest income under the caption “Results of Operations-Segment-Banking.”

Certificates of deposit of $100,000 or greater were $35.9 million and $37.2 million at December 31, 2008 and June 30, 2008, respectively. The Bank funds its loans primarily through funds on deposit in interest bearing checking accounts from Southwest Securities’ brokerage customers and internally generated deposits. The Bank also utilizes short- and long-term Federal Home Loan Bank (“FHLB”) borrowings to match long term fixed rate loan fundings. The Bank has $966.1 million in funds on deposit from customers of Southwest Securities at December 31, 2008. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Short Term Borrowings and Advances from Federal Home Loan Bank

This table represents short term borrowings and advances from the FHLB which were due within one year during the three and six-month periods ended December 31, 2008 and December 31, 2007 (dollars in thousands):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2008		2007		2008		2007
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$46,722	0.8%	$53,800	2.2%	$46,722	0.8%	$53,800	2.2%
Average during period	3,332	4.9%	2,357	3.5%	4,981	3.4%	1,392	3.5%
Maximum balance during period	47,893	—	53,800	—	71,050	—	53,800	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275 million. We have not received any notification from the bank indicating a change in the amount of our broker loan lines since June 2008. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At December 31, 2008, there were no amounts outstanding under these secured arrangements. To date, the largest amount outstanding at any given time during fiscal 2009 was $111.0 million, leaving us the ability to borrow up to $164 million in additional funds. However, our ability to borrow addition funds is limited by our eligible collateral. See additional discussion under Part II-Item 1A. Risk Factors herein and “Risk Factors” in our Form 10-K filed with the SEC on September 5, 2008.

We had $250,000 outstanding under unsecured letters of credit at December 31, 2008, pledged to support our open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At December 31, 2008, we had an additional unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by a former subsidiary in the amount of $286,000. This letter of credit bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line, other than the $536,000 under unsecured letters of credit at December 31, 2008. At December 31, 2008, the total amount available for borrowing was $19.5 million.

We have an irrevocable letter of credit agreement aggregating $50.0 million at December 31, 2008 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at December 31, 2008), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $82.1 million at December 31, 2008.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, at December 31, 2008, the Bank had borrowing capacity with the FHLB of $330.1 million and a $30.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed.

The Bank has an agreement with an unaffiliated bank for a $30.0 million unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is used by the Bank to support short-term liquidity needs. At December 31, 2008, the amount outstanding under this line of credit was $3.5 million.

Management believes that the Bank’s present position with the FHLB and the availability of the federal funds loan is adequate to meet its current and future liquidity needs. The Bank is “well capitalized” as of December 31, 2008. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions would be applicable. The company expects to allocate sufficient capital to the Bank to maintain the “well capitalized” status for the foreseeable future.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At December 31, 2008, $966.1 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision (“OTS”) and the FDIC. The Bank has historically met all the capital adequacy requirements to which it is subject.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 21 of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 27, 2008.

Cash Flow

Net cash provided by operating activities was $191.7 million for the six-months ended December 31, 2008 and net cash used in operating activities was $112.5 million for the six-months ended December 31, 2007. Cash flow from operations was primarily provided by reduced investment in loans held for sale at the Bank, reduced inventory of securities owned and reduced balance in assets segregated for regulatory purposes.

Net cash used in investing activities for the six-month periods ended December 31, 2008 and December 31, 2007 was $141.5 million and $65.9 million, respectively. The primary reason for the increase in cash used for investing activities was an increase in the net amount invested in loans at the Bank of $81.7 million.

Net cash used in financing activities totaled $21.3 million for the six-month period ended December 31, 2008 compared to net cash provided by financing activities of $118.6 million for the six-month period ended December 31, 2007. The primary reason for the use of cash from financing activities was decreased borrowings from banks and the FHLB.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for fiscal 2009.

Treasury Stock

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month time period beginning January 14, 2008 and ending on June 30, 2009. Currently, there are 698,944 shares authorized to be purchased under this plan. During the second quarter of fiscal 2009, no shares were purchased under this program.

Additionally, the trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. In the six-month period ended December 31, 2008, 20,000 shares were purchased at a cost of $437,000, or $21.83 per share, and 98 shares were distributed pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from such vesting. As a result, in the six-month period ended December 31, 2008, 21,901 shares were repurchased by us with a market value of $372,899, or an average of $17.03 per share, to cover tax liabilities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	11.70%
+200	9.21%
+100	6.43%
0	0%
-50	-8.80%
-100	-17.71%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at December 31, 2008 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans	$1,073,583	$52,567	$53,400	$200,779
Securities and FHLB stock	7,025	—	—	267
Interest bearing deposits	536	—	—	—

Total earning assets	1,081,144	52,567	53,400	201,046

Interest bearing liabilities:
Transaction accounts and savings	1,027,752	—	—	—
Certificates of deposit	38,128	28,708	11,718	3,100
Borrowings	43,831	2,891	17,182	87,741

Total interest bearing liabilities	1,109,711	31,599	28,900	90,841

GAP	$(28,567)	$20,968	$24,500	$110,205

Cumulative GAP	$(28,567)	$(7,599)	$16,901	$127,106

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

The following table categorizes “Securities owned, at market value” net of “Securities sold, not yet purchased, at market value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Marketable equity securities” in our available-for-sale portfolio, which are subject to interest rate and market price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$1,127	$5,327	$12,139	$14,997	$33,590
Auction rate municipal bonds	39,425	—	—	—	39,425
U.S. government and government agency obligations	4,421	(297)	(2,164)	(4,201)	(2,241)
Corporate obligations	185	(1,469)	7,800	4,904	11,420

Total debt securities	45,158	3,561	17,775	15,700	82,194
Corporate equity	—	—	—	2,639	2,639
Other	777	—	—	—	777

	$45,935	$3,561	$17,775	$18,339	$85,610

Weighted average yield
Municipal obligations	3.7%	4.1%	5.2%	7.9%	6.2%
Auction rate municipal bonds	5.1%	—	—	—	5.1%
U.S. government and government agency obligations	0.1%	1.3%	3.0%	5.2%	2.5%
Corporate obligations	8.9%	10.1%	6.9%	8.4%	8.2%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$3,965	$3,965

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

•

Level 1 — Assets and liabilities utilizing Level 1 inputs include the following: a) our investment in USHS stock; b) our investment in NYX stock; c) our deferred compensation plan’s investment in Westwood Holdings Group, Inc. (“Westwood”) stock; and d) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Assets and liabilities utilizing Level 2 inputs include the following: a) the REO investments; and b) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

•

Level 3 — Assets and liabilities utilizing Level 3 inputs include the following: a) our two equity method investments in investment partnerships (described under “Other Assets” below); b) certain REO investments; and c) certain inventories held in our securities owed and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management. Our Level 3 assets represented less than 25% of our total assets measured at fair value at December 31, 2008. No liabilities were categorized as Level 3 at December 31, 2008.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Marketable Equity Securities Available for Sale. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. These securities include our investments in USHS stock and NYX stock and our deferred compensation plan’s investment in Westwood stock. If quoted market prices are not available, then fair values are estimated by using pricing models, which utilize observable market inputs.

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

We had no realized losses for these Level 3 securities for the three-months ended December 31, 2008 and realized losses of $1.0 million for the six-months ended December 31, 2008. We had unrealized gains of $193,000 and $143,000 for these securities for the three and six-month periods ended December 31, 2008, respectively. We have two corporate obligation positions valued at $266,000 categorized as Level 3. The corporate equity securities, valued at $925,000, are categorized as Level 3 as these securities are valued based on an inactive market for which there are no observable inputs. These positions are not material to our total portfolio. The municipal debt obligations represent auction rate securities for which there is not an active trading market. We sold all but two of our auction rate securities positions outstanding at June 27, 2008 at par, leaving a portfolio balance of $39.4 million. Subsequent to December 31, 2008, we sold one position representing $14.9 million of our auction rate securities, leaving one security valued at $24.5 million in our portfolio. This position is valued at par as of December 31, 2008, and has not been impaired as of December 31, 2008. Currently, it has a calculated rate of return of 1%. Based on discussions with the issuer of the bonds, it is our understanding that the entity has plans to refinance their debt. As such, we expect to receive full value on these bonds.

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

We had realized losses for these Level 3 securities of $1.4 million and $2.3 million for the three and six-month periods ended December 31, 2008, respectively. As of December 31, 2008, we have a $267,000 balance for the venture capital fund investment and a $2.5 million balance for the Bank’s equity fund investment. As of December 31, 2008, there was $3.1 million of REO valued at an adjusted appraisal value.

Goodwill and Intangible Assets

We performed our annual impairment test of goodwill and intangible assets in June 2008. No events occurred in the first six-months of fiscal 2009 that indicated that these assets should be tested for impairment. Goodwill is valued at $7.6 million with $4.3 million in our clearing segment and $3.3 million in our institutional segment. Both segments reported income for the three and six-month periods ended December 31, 2008 and are expected to report income in the next reporting period. Also, SWS Group, as a whole, had income in the three and six-months ended December 31, 2008 and the stock price at the end of December 2008 was above our book value per share of $12.21. The intangible asset had a value of $2.3 million at December 31, 2008. The intangible asset is in the clearing segment.

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

Factors which may cause actual results to differ materially from our forward-looking statements include those factors discussed in this report in “Overview,” “Risk Management” and “Critical Accounting Policies and Estimates” and those discussed in “Risk Factors” in our annual report on Form 10-K filed with the SEC, this quarterly report on Form 10-Q and our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and except as required by law, we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4.	Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of December 31, 2008. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2008, such disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three-month period ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Department of the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Additionally, we expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. We also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented and could adversely affect us.

The stock and credit markets have been experiencing volatility and disruption for more than twelve months. In the past few months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we could experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

The following table provides information about our purchases during the quarter ended December 31, 2008 of our equity securities registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
09/27/08 to 10/31/08	1,145	$14.32	—	698,944
11/01/08 to 11/28/08	3,967	14.41	—	698,944
11/29/08 to 12/31/08	—	—	—	698,944

	5,112	$14.39	—

(1)

All the shares purchased during the three-month period ended December 31, 2008 were acquired from grantees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the Company to repurchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month period beginning January 14, 2008 and ending June 30, 2009.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on November 20, 2008. The following directors were elected at the meeting:

Nominees	For	Withheld	Abstain
Don A. Buchholz	24,686,971	882,239	—
Donald W. Hultgren	24,682,730	886,480	—
Robert A. Buchholz	24,916,079	653,130	—
Brodie L. Cobb	24,992,657	576,553	—
I.D. Flores III	16,500,946	9,068,264	—
Larry A. Jobe	24,992,026	577,184	—
Dr. R. Jan LeCroy	24,723,735	845,474	—
Frederick R. Meyer	22,664,723	2,904,487	—
Dr. Mike Moses	22,307,342	3,261,868	—
Jon L. Mosle, Jr.	24,735,365	833,845	—

There was one other matter on which the shareholders voted. The results were as follows:

	For	Against	Abstain	Not Voted
Approval of ratification of Grant Thornton LLP as our fiscal 2009 auditors	25,387,162	165,781	16,267	—

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc. (Registrant)

February 5, 2009	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
President and Chief Executive Officer and Duly Authorized Officer
(Principal Executive Officer)

February 5, 2009	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

February 5, 2009	/S/ Stacy Hodges
Date	(Signature)
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