Form 10-Q
period 2009-03-27
SWS GROUP INC
filed 2009-05-06
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 27,448,373 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition March 27, 2009 (unaudited) and June 27, 2008	1

Consolidated Statements of Income and Comprehensive Income For the three and nine-months ended March 27, 2009 (unaudited) and March 28, 2008 (unaudited)	2

Consolidated Statements of Cash Flows For the three and nine-months ended March 27, 2009 (unaudited) and March 28, 2008 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	63

Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults Upon Senior Securities	66

Item 4. Submission of Matters to a Vote of Security Holders	66

Item 5. Other Information	66

Item 6. Exhibits	66

SIGNATURES	67

EXHIBIT INDEX	68

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 27, 2009 and June 27, 2008

(In thousands, except par values and share amounts)

	March	June
	(Unaudited)
Assets
Cash and cash equivalents	$37,015	$39,628
Assets segregated for regulatory purposes	284,750	322,575
Receivable from brokers, dealers and clearing organizations	1,793,070	2,849,982
Receivable from clients, net	147,073	286,945
Loans held for sale	298,143	359,945
Loans, net	1,109,812	925,758
Securities owned, at market value	113,710	198,573
Securities purchased under agreements to resell	5,342	9,862
Goodwill	7,552	7,552
Marketable equity securities available for sale	2,952	6,964
Other assets	121,252	110,467

	$3,920,671	$5,118,251

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,500	$86,800
Payable to brokers, dealers and clearing organizations	1,683,089	2,794,377
Payable to clients	409,811	556,029
Deposits	1,214,815	1,071,973
Securities sold under agreements to repurchase	5,039	6,342
Securities sold, not yet purchased, at market value	28,080	26,511
Drafts payable	25,425	19,657
Advances from Federal Home Loan Bank	142,569	166,250
Other liabilities	69,405	67,306

	3,585,733	4,795,245

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 28,302,822 and outstanding 27,296,992 shares at March 27, 2009; issued 28,269,134 and outstanding 27,195,609 shares at June 27, 2008	2,830	2,827
Additional paid-in capital	270,506	269,360
Retained earnings	74,763	62,100
Accumulated other comprehensive income – unrealized holding loss net of tax of $2,133 at March 27, 2009 and $739 at June 27, 2008	(3,800)	(1,194)
Deferred compensation, net	2,408	1,994
Treasury stock (1,005,830 shares at March 27, 2009 and 1,073,525 shares at June 27, 2008, at cost)	(11,769)	(12,081)

Total stockholders’ equity	334,938	323,006
Commitments and contingencies

Total liabilities and stockholders’ equity	$3,920,671	$5,118,251

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and nine-months ended March 27, 2009 and March 28, 2008

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Revenues:
Net revenues from clearing operations	$2,401	$3,544	$8,774	$10,632
Commissions	46,360	27,305	135,414	75,578
Interest	43,260	73,776	163,339	212,630
Investment banking, advisory and administrative fees	7,374	7,564	27,728	26,424
Net gains on principal transactions	11,466	2,056	22,128	5,933
Other	3,230	6,126	6,150	18,557

Total revenue	114,091	120,371	363,533	349,754
Interest expense	19,423	46,299	80,921	135,912

Net revenues	94,668	74,072	282,612	213,842

Non-Interest Expenses:
Commissions and other employee compensation	61,571	44,510	177,423	128,019
Occupancy, equipment and computer service costs	8,574	6,469	24,346	19,367
Communications	3,366	2,493	9,835	7,203
Floor brokerage and clearing organization charges	751	(790)	2,665	1,226
Advertising and promotional	1,175	916	3,115	2,431
Other	12,377	6,522	32,049	17,851

Total non-interest expenses	87,814	60,120	249,433	176,097

Income from continuing operations before income tax expense	6,854	13,952	33,179	37,745
Income tax expense	2,900	5,360	13,156	14,201

Income from continuing operations	3,954	8,592	20,023	23,544

Discontinued operations:
Income from discontinued operation	—	—	—	29
Income tax expense	—	—	—	(9)
Minority interest	—	—	—	(3)

Income from discontinued operations	—	—	—	17

Net income	3,954	8,592	20,023	23,561
Net loss recognized in other comprehensive income, net of tax of $375 and $963 for the three-months ended March 27, 2009 and March 28, 2008, respectively and $1,394 and $1,154 for the nine-months ended March 27, 2009 and March 28, 2008, respectively.	(627)	(1,785)	(2,606)	(2,117)

Comprehensive income	$3,327	$6,807	$17,417	$21,444

	For the Three-Months Ended		For the Nine-Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Earnings per share – basic
Income from continuing operations	$0.15	$0.32	$0.74	$0.86
Income from discontinued operations	—	—	—	—

Net income	$0.15	$0.32	$0.74	$0.86

Weighted average shares outstanding – basic	27,112,560	27,098,122	27,081,384	27,334,584

Earnings per share – diluted
Income from continuing operations	$0.15	$0.32	$0.74	$0.86
Income from discontinued operations	—	—	—	—

Net income	$0.15	$0.32	$0.74	$0.86

Weighted average shares outstanding – diluted	27,242,522	27,184,943	27,218,875	27,472,919

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended March 27, 2009 and March 28, 2008

(In thousands)

(Unaudited)

	For the Nine-Months Ended
	March 27, 2009	March 28, 2008
Cash flows from operating activities:
Net income	$20,023	$23,561
Income from discontinued operations	—	(17)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,390	3,656
Amortization of discounts on loans purchased	(408)	(545)
Provision for doubtful accounts and write downs on REO properties	10,181	3,221
Deferred income tax (benefit) expense	(2,008)	2,349
Deferred compensation	(1,529)	1,132
Gain on sale of loans	(551)	(706)
Loss on sale of fixed assets	2	195
Loss on sale of real estate	656	134
Gain on sale of factored receivables	(260)	(666)
Equity in losses (earnings) of unconsolidated ventures	2,457	(356)
Dividend received on investment in Federal Home Loan Bank stock	(75)	(128)
Windfall tax benefits	(68)	(218)
Net change in minority interest in consolidated subsidiaries	—	(50)
Cash flow from operating activities of discontinued operations	—	4
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	37,825	(40,500)
Net change in broker, dealer and clearing organization accounts	(54,376)	(13,861)
Net change in client accounts	(7,066)	79,302
Net change in loans held for sale	61,802	(204,469)
(Increase) decrease in securities owned	84,863	(105,136)
Decrease in securities purchased under agreements to resell	4,520	33,000
Decrease in other assets	6,694	6,960
Increase (decrease) in drafts payable	5,768	(2,632)
Increase (decrease) in securities sold, not yet purchased	1,569	(25,130)
Increase (decrease) in other liabilities	4,236	(1,682)

Net cash provided by (used in) operating activities	178,645	(242,582)

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO properties	(8,696)	(6,288)
Proceeds from the sale of fixed assets	116	56
Proceeds from the sale of real estate	9,508	5,797
Loan originations and purchases	(447,491)	(550,997)
Loan repayments	240,683	412,459
Proceeds from the sale of factored receivables	260	6,249
Cash paid for purchase of correspondent clients of Ameritrade	—	(2,677)
Cash paid on investments	(6,564)	(1,500)
Cash received from investments	—	639
Cash flow from investing activities of discontinued operations	—	3,818
Cash paid for purchase of M.L. Stern	(119)	—
Proceeds from sale of Federal Home Loan Bank stock	3,462	1,583
Purchases of Federal Home Loan Bank stock	(4,081)	(6,733)

Net cash used in investing activities	(212,922)	(137,594)

Cash flows from financing activities:
Payments on short-term borrowings	(1,508,785)	(871,214)
Cash proceeds from short-term borrowings	1,429,485	970,295
Increase in deposits	142,842	152,292
Advances from the Federal Home Loan Bank	3,041,751	1,096,763

	For the Nine-Months Ended
	March 27, 2009	March 28, 2008
Payments on advances from Federal Home Loan Bank	$(3,065,432)	$(1,043,275)
Payment of cash dividends on common stock	(7,409)	(6,886)
Windfall tax benefits	68	218
Cash payments on securities sold under agreements to repurchase	(1,303)	(12,181)
Net proceeds from exercise of stock options	333	157
Cash flow from financing activities of discontinued operations	—	(382)
Proceeds related to the Deferred Compensation Plan	551	446
Purchase of treasury stock related to Deferred Compensation Plan	(437)	(281)
Purchase of treasury stock related to stock repurchase plan	—	(6,134)

Net cash provided by financing activities	31,664	279,818

Net decrease in cash and cash equivalents	(2,613)	(100,358)
Cash and cash equivalents at beginning of period	39,628	128,760

Cash and cash equivalents at end of period	$37,015	$28,402

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$1,007	$1,319

Foreclosures on loans	$15,237	$16,445

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest from continuing operations	$82,205	$134,450

Income taxes	$12,850	$—

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 27, 2009 and March 28, 2008

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 27, 2009, and for the three and nine-months ended March 27, 2009 and March 28, 2008, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 27, 2008 filed on Form 10-K. Amounts included for June 27, 2008 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

The Company purchased M.L. Stern after the close of business on March 31, 2008. M.L. Stern was a registered broker/dealer with the SEC and a member of FINRA. Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities in December 2008 and are operating as M.L. Stern, a division of Southwest Securities (references to M.L. Stern include the division). Effective April 4, 2009, M.L. Stern withdrew from registration with FINRA and the SEC in all states. M.L. Stern purchases and sells municipal, federal and corporate bonds, mutual funds, unit trusts, closed end funds, insurance, equities and other various investment securities at wholesale and retail levels. The broker/dealer business of M.L. Stern was moved to Southwest Securities effective December 15, 2008. Tower Asset Management, LLC is a wholly owned subsidiary of M.L. Stern & Co., LLC and is a registered investment advisor providing investment advisory services to high net worth individuals or families who require investment expertise and personal service.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision (“OTS”). SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

FSB Development was formed to develop single-family residential lots. As of March 31, 2009 and June 30, 2008, it had no investments.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of each month. The Bank’s quarterly financial statements are prepared as of March 31, 2009. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

Discontinued Operations. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial, LTD (“FSB Financial”). Pursuant to the sale agreement, 10% of the sale price, or $3,587,000, was placed in escrow to secure purchase price adjustments and seller’s indemnification obligations. This money was released from escrow on July 3, 2007 at which time the Bank received $3,818,000, representing the original $3,587,000 and $231,000 in interest. The minority interest holder received $382,000 on this transaction. Net income from discontinued operations as of March 28, 2008 was $17,000. As of December 31, 2007, this entity was dissolved.

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

At March 27, 2009, the Company had approximately $1,021,000 of unrecognized tax benefits. The Company’s net liability increased $71,000 from June 27, 2008 to March 27, 2009 due to unrecognized tax benefits related to tax positions taken on previously filed returns. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $159,000, net of federal benefit as of March 27, 2009 and $181,000 as of June 27, 2008. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $862,000, net of federal benefit as of March 27, 2009 and $769,000 as of June 27, 2008.

With limited exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by taxing authorities for tax years preceding 2004. The federal income tax return for the year ended December 31, 2006 is currently under examination by the Internal Revenue Service.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” effective June 28, 2008, with the exception of non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was delayed by FASB Staff Position No. FAS 157-2. and will be effective beginning June 27, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In October 2008, the Company adopted FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This staff position clarifies the application of SFAS No. 157 in an inactive market. This statement did not reinterpret or change SFAS No. 157’s existing principles but is intended to enhance comparability and consistency. In March 2009, the Company early adopted FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity of the Asset or Liability Have Significantly Increased and Identifying Transactions That Are Not Orderly.” Both of these staff positions were used in our evaluation of fair value under SFAS No. 157. These staff positions provide additional guidance for estimating fair values in accordance with SFAS No. 157, in an inactive market or where price inputs being used represent a distressed market. These staff positions also reaffirmed the objective of SFAS No. 157, which is to reflect an exit price for an asset in an orderly transaction (as opposed to a distressed or forced transaction) between market participants at the measurement date and under current market conditions. There was no effect on the financial statements due to the adoption of these staff positions.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

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

Securities Owned and Securities Sold, Not Yet Purchased Portfolio. Securities classified as Level 1 securities primarily consist of financial instruments whose value is based on quoted market prices such as corporate equity securities and U.S. government obligations.

Securities classified as Level 2 securities include financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Securities in this category include corporate debt, certain U.S. government and government agency obligations and municipal obligations.

Securities classified as Level 3 securities are securities whose fair value is estimated based on internally developed models or methodologies, including discounted cash flow, utilizing significant inputs that are generally less readily observable. Included in this category are certain corporate equity securities and corporate and municipal debt.

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

The following table summarizes by level within the fair value hierarchy “Marketable equity securities available for sale,” “Securities owned, at market value,” “Securities sold, not yet purchased, at market value” and “Other assets” as of March 27, 2009.

(in thousands)
	Level 1	Level 2	Level 3	Total
Marketable equity securities available for sale
USHS stock	$718	$—	$—	$718
NYX stock	1,982	—	—	1,982
Westwood stock	252	—	—	252

	$2,952	$—	$—	$2,952

	Level 1	Level 2	Level 3	Total
Securities owned, at market value
Corporate equity securities	$3,418	$—	$1,335	$4,753
Municipal obligations	—	34,156	24,792	58,948
U.S. government agency obligations	10,369	2,442	—	12,811
Corporate obligations	—	35,425	—	35,425
Other	690	1,083	—	1,773

	$14,477	$73,106	$26,127	$113,710

Other Assets
REO	$—	$15,785	$2,933	$18,718
Investment partnerships	—	—	3,575	3,575

	$—	$15,785	$6,508	$22,293

Securities sold, not yet purchased, at market value
Corporate equity securities	$892	$—	$—	$892
U.S. government and government agency obligations	8,655	98	—	8,753
Corporate obligations	—	18,205	—	18,205
Other	—	230	—	230

	$9,547	$18,533	$—	$28,080

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Corporate Obligations	REO	Investment Partnerships	Total
Beginning balance at June 28, 2008	$1,175	$46,400	$3,424	$3,097	$5,084	$59,180
Unrealized gains (losses)	—	—	(50)	—	(950)	(1,000)
Realized gains (losses)	—	—	(1,010)	—	—	(1,010)
Purchases, issuances, and settlements	(250)	17,400	(2,290)	—	—	14,860

Ending balance at September 26, 2008	$925	$63,800	$74	$3,097	$4,134	$72,030

Unrealized gains (losses)	—	—	193	—	(1,354)	(1,161)
Transfers out of Level 3	—	(14,950)	—	—	(52)	(15,002)
Purchases, issuances, and settlements	—	(24,375)	—	—	—	(24,375)

Ending balance at December 31, 2008	$925	$24,475	$267	$3,097	$2,728	$31,492
Unrealized gains (losses)	—	—	—	—	(153)	(153)
Realized gains (losses)	—	—	(167)	(164)	—	(331)
Transfers in from other levels	10	301	—	—	—	311
Purchases, issuances, and settlements	400	16	(100)	—	1,000	1,316

Ending balance at March 27, 2009	$1,335	$24,792	$—	$2,933	$3,575	$32,635

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in “Net gains on principal transactions” on the Consolidated Statements of Income and Comprehensive Income. Realized gains (losses) for both of the Investment Partnerships are presented in “Other revenues” on the Consolidated Statements of Income and Comprehensive Income.

The total unrealized losses for the three and nine-month periods ended March 27, 2009 included in earnings that related to assets still held at March 27, 2009 were $153,000 and $2,457,000, respectively.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. There were no active stock option plans at March 27, 2009. The Company has eliminated the use of options as a compensation tool and currently grants restricted stock to reward and incentivize officers, employees and directors. All outstanding options under the SWS

Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contractual expiration date occurs. Options granted under the 1996 Plan and 1997 Plan have a maximum ten-year term, and all options are fully vested.

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

During the first nine-months of fiscal 2009, the Board of Directors approved grants to various officers and employees totaling 110,373 shares with a weighted average market value of $17.65 per share. In the first nine-months of fiscal 2008, the Board of Directors approved grants to various officers and employees totaling 137,609 shares with a weighted average market value of $18.31 per share. As a result of these grants, SWS recorded deferred compensation in “Additional paid-in capital” of approximately $1,757,000 in fiscal 2009 and $2,351,000 in fiscal 2008. For the three and nine-months ended March 27, 2009, SWS recognized compensation expense related to restricted stock grants of approximately $549,000 and $1,611,000, respectively. For the three and nine-months ended March 28, 2008, SWS recognized compensation expense related to restricted stock grants of approximately $452,000 and $1,303,000, respectively.

At March 27, 2009, the total number of unvested shares outstanding under the Restricted Stock Plan was 319,051 and the total number of shares available for future grants was 524,734.

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

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. The Bank receives credit for excess balances maintained and receives interest on all such balances. At March 31, 2009 and June 30, 2008, these reserve balances amounted to $4,913,000 and $3,176,000, respectively.

INVESTMENTS

SWS has interests in two investment partnerships that are accounted for under the equity method, which approximates fair value, as described above. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of March 27, 2009, SWS had contributed $4,000,000 of this commitment. In the third quarter of fiscal 2009, SWS received notification that it is probable the limited partnership will be making a capital call for the remaining $1,000,000 commitment. As of March 27, 2009, the limited partnership has not acted on this notification. SWS recorded a contingent liability of $1,000,000 for the probable capital call on this investment equal to the remaining commitment. Based on review of the fair value of the limited partnership investment,

SWS determined that its share of the investments in the limited partnership investment should be valued at $1,115,000, as of March 27, 2009. As a result of the fair value analysis, we recorded a net loss on this investment for the three-months ended March 27, 2009 of $153,000, which represented an $847,000 gain on the investment and a $1,000,000 impairment of the commitment. During the nine-months ended March 27, 2009, SWS reported losses of $2,619,000 related to this investment. In comparison, during the three and nine-months ended March 28, 2008, SWS recorded losses of $65,000 and income of $342,000, respectively, related to this investment.

The second is a limited partnership equity fund, to which the Bank committed $3,000,000 in fiscal 2007 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of March 27, 2009, the Bank has invested $2,400,000 of its commitment. During the three and nine-months ended March 27, 2009, the Bank recorded no activity and gains of $162,000, respectively, related to this investment. During the three and nine-months ended March 28, 2008, the Bank recorded no activity and gains of $15,000, respectively, related to this investment.

In addition, SWS has one investment that is accounted for under the cost method as prescribed by APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In fiscal 2009, the Bank committed $2,000,000 to a new limited partnership equity fund as a cost effective way of meeting its obligations under the CRA. As of March 27, 2009, the Bank has invested $600,000 of its commitment.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 27, 2009, SWS had cash of approximately $284,750,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 pursuant to the Exchange Act. SWS had no balances in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at March 27, 2009.

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

At March 27, 2009 and June 27, 2008, SWS Group held 357,154 shares of USHS with a cost basis of $1,576,000. The market value of the USHS shares was $718,000 at March 27, 2009 and $1,393,000 at June 27, 2008.

At March 27, 2009 and June 27, 2008, SWS Group held 6,454 and 6,877 shares, respectively, of Westwood, within its deferred compensation plan with a cost basis of $91,000 and $103,000, respectively. The market value of the Westwood shares was $252,000 at March 27, 2009 and $281,000 at June 27, 2008.

At March 27, 2009 and June 27, 2008, Southwest Securities had 103,898 shares of NYX stock with a cost basis of $7,218,000. The market value of the NYX shares was $1,982,000 at March 27, 2009 and $5,290,000 at June 27, 2008.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 27, 2009 and June 27, 2008, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March	June
Receivable
Securities failed to deliver	$23,682	$46,785
Securities borrowed	1,687,292	2,737,279
Correspondent broker/dealers	29,667	29,434
Clearing organizations	27,364	15,086
Other	25,065	21,398

	$1,793,070	$2,849,982

Payable
Securities failed to receive	$23,014	$57,707
Securities loaned	1,633,575	2,702,605
Correspondent broker/dealers	14,166	12,216
Other	12,334	21,849

	$1,683,089	$2,794,377

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At March 27, 2009, SWS had collateral of $1,687,070,000 under securities lending agreements, of which SWS had repledged $1,628,572,000. SWS had received collateral of $2,737,263,000 under securities lending agreements, of which SWS had repledged $2,686,694,000 at June 27, 2008.

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

Loans receivable at March 31, 2009 and June 30, 2008 are summarized as follows (in thousands):

	March	June
First mortgage loans (principally conventional):
Real estate	$834,188	$637,289
Construction	151,043	189,379

	985,231	826,668

Other loans:
Commercial	129,894	101,334
Consumer	7,114	6,433

	137,008	107,767

	1,122,239	934,435
Unearned income	(1,296)	(1,741)
Allowance for probable loan losses	(11,131)	(6,936)

	$1,109,812	$925,758

Impairment of loans with a recorded investment of approximately $7,463,000 and $2,705,000 at March 31, 2009 and June 30, 2008, respectively, has been recognized in conformity with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an Amendment of SFAS No. 5 and SFAS No. 15,” as amended by SFAS No. 118 “Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures—an amendment of SFAS No. 114.” The year to date average recorded investment in impaired loans was approximately $4,168,000 for the period ended March 31, 2009 and $4,329,000 for the period ended March 31, 2008. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $1,367,000 and $357,000 at March 31, 2009 and June 30, 2008, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the third quarter of either fiscal 2009 or fiscal 2008.

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 31, 2009 and 2008 is as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2009	2008	2009	2008
Balance at beginning of period	$8,931	$6,012	$6,936	$5,497
Provision for loan losses	5,734	676	8,443	2,414
Net charge-offs	(3,534)	(177)	(4,248)	(1,400)

	2,200	499	4,195	1,014

Balance at end of period	$11,131	$6,511	$11,131	$6,511

The reserve to loan ratio for the nine-months ended March 31, 2009 and 2008 was 0.99% and 0.74%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at March 27, 2009 and June 27, 2008, which are carried at market value, include the following (in thousands):

	March	June
Securities owned
Corporate equity securities	$4,753	$9,393
Municipal obligations	58,948	145,948
U.S. government and government agency obligations	12,811	13,887
Corporate obligations	35,425	23,461
Other	1,773	5,884

	$113,710	$198,573

	March	June
Securities sold, not yet purchased
Corporate equity securities	$892	$2,197
Municipal obligations	—	—
U.S. government and government agency obligations	8,753	14,205
Corporate obligations	18,205	9,558
Other	230	551

	$28,080	$26,511

During the three-months ended March 27, 2009, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. See additional discussion in “Short-Term Borrowings.” Securities pledged as security deposits at clearing organizations were $3,699,000 and $3,782,000 at March 27, 2009 and June 27, 2008, respectively. Additionally, at March 27, 2009 and June 27, 2008, SWS had pledged firm securities valued at $52,000 and $161,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At March 27, 2009, SWS held reverse repurchase agreements totaling $5,342,000, collateralized by U.S. government and government agency obligations with a market value of approximately $5,250,000. At June 27, 2008, SWS held reverse repurchase agreements totaling $9,862,000, collateralized by U.S. government and government agency obligations with a market value of approximately $9,910,000.

GOODWILL

SWS accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SWS performed its annual assessment of the fair value of goodwill during fiscal 2008 in June 2008, as required by SFAS No. 142 and based on the results of the assessment, SWS’ goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value. During the third quarter of fiscal 2009, SWS’s stock price fell below its book value per share of $12.27 and the clearing segment profitability declined. As a result and given the current economic environment, SWS performed an analysis of the recoverability of the goodwill as of March 27, 2009. Based on the analysis, SWS’ goodwill balance was not impaired. Goodwill is valued at $7,552,000 with $4,254,000 in the clearing segment and $3,298,000 in the institutional segment.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer 15 correspondent clients to the Company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to the Company’s clearing platform. The purchase price was based on the estimated value of the transferred correspondents. $2,382,000 of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. Ameritrade received 78% of the remaining amount, $2,678,000, in July 2007. As the agreed upon ticket volumes were not met, the second payment was pro-rated by the ticket volumes achieved compared to the agreed upon ticket volume. As a result of these transactions, the Company has recorded a customer relationship intangible of $5,060,000 at March 27, 2009 and June 27, 2008, respectively. The amount of the intangible, net of accumulated amortization, at March 27, 2009 and June 27, 2008 was $2,016,000

and $2,864,000, respectively. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $282,000 and $847,000, respectively, and $337,000 and $1,010,000, respectively, of amortization expense for the three and nine-months ended March 27, 2009 and March 28, 2008, respectively. The intangible is included in “Other assets” on the Consolidated Statements of Financial Condition. During the third quarter of fiscal 2009, SWS’s stock price fell below its book value per share of $12.21 and the clearing segment profitability declined. As a result and given the current economic environment, SWS performed an impairment analysis of its intangible asset in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on its analysis, SWS’ intangible asset balance was not impaired.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $275,000,000. Southwest Securities has not received any notification from the bank indicating a change in the amount of our broker loan lines since June 2008. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 27, 2009, the amount outstanding under these secured arrangements was $7,500,000, which was collateralized by securities held for firm accounts valued at $68,750,000. At June 27, 2008, the amount outstanding under these secured arrangements was $75,500,000, which was collateralized by securities held for firm accounts valued at $121,496,000.

SWS had $250,000 outstanding under unsecured letters of credit at both March 27, 2009 and June 27, 2008, pledged to support its open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually at SWS’s option.

At March 27, 2009 and June 27, 2008, SWS had an unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $286,000 and $429,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually at SWS’s option.

SWS had an additional $500,000 outstanding under an unsecured letter of credit at March 27, 2009, pledged to support its underwriting activities, which bears a 1% commitment and is renewable annually at SWS’s option.

In addition to the broker loan lines, at March 27, 2009 and June 27, 2008, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At March 27, 2009, there were no amounts outstanding on this line, other than the $1,036,000 under unsecured letters of credit referenced above. At June 27, 2008, there were no amounts outstanding on this line, other than the $679,000 in unsecured letters of credit referenced above. At March 27, 2009 and June 27, 2008, the total amount available for borrowing was $18,964,000 and $19,321,000, respectively.

At March 27, 2009 and June 27, 2008, SWS had an irrevocable letter of credit agreement aggregating $44,000,000 and $58,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $62,944,000 and $73,528,000 at March 27, 2009 and June 27, 2008, respectively.

In addition to using customer securities to collateralize bank loans and letters of credit, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At March 27, 2009, approximately $179,718,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $4,984,000 under securities loan agreements. At June 27, 2008, approximately $357,384,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $15,730,000 under securities loan agreements.

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The monies from the line of credit are used by the Bank to support short-term liquidity needs. At March 31, 2009 and June 30, 2008, there were no amounts outstanding on this line of credit.

DEPOSITS

Deposits at March 31, 2009 and June 30, 2008 are summarized as follows (dollars in thousands):

	March		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$55,616	4.6%	$52,349	4.9%
Interest bearing demand accounts	77,202	6.4	58,761	5.5
Savings accounts	963,517	79.3	824,596	76.9
Limited access money market accounts	46,120	3.8	43,865	4.1
Certificates of deposit, less than $100,000	42,014	3.4	55,173	5.1
Certificates of deposit, $100,000 and greater	30,346	2.5	37,229	3.5

	$1,214,815	100.0%	$1,071,973	100.0%

The weighted average interest rate on deposits was approximately 0.64% at March 31, 2009 and 2.37% at June 30, 2008.

At March 31, 2009, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$34,972	$3,817	$1,855	$697	$673	$42,014
Certificates of deposit, $100,000 and greater	26,036	2,297	974	458	581	30,346

	$61,008	$6,114	$2,829	$1,155	$1,254	$72,360

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 27, 2009 and June 27, 2008 were $5,039,000 and $6,342,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At March 31, 2009 and June 30, 2008, advances from the FHLB were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$32,867	$71,056
Due within two years	12,427	5,946
Due within five years	45,850	39,736
Due within seven years	11,880	13,835
Due within ten years	8,992	11,512
Due within twenty years	30,378	23,405
Due beyond twenty years	175	760

	$142,569	$166,250

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 0.9% to 8%, are collateralized by approximately $480,000,000 of collateral value (as defined) in qualifying first mortgage loans at March 31, 2009 (calculated at December 31, 2008). At June 27, 2008 (calculated at March 31, 2008), advances with interest rates from 2% to 8% were collateralized by approximately $516,000,000 of collateral value in qualifying first mortgage loans.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 pursuant to the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 pursuant to the Exchange Act. At March 27, 2009, Southwest Securities had net capital of $130,061,000, or approximately 56.9% of aggregate debit balances, which was $125,494,000 in excess of its minimum net capital requirement of $4,567,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 27, 2009, Southwest Securities had net capital of $118,644,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or  1/15 of aggregate indebtedness. At March 27, 2009, the net capital and excess net capital of SWS Financial was $818,000 and $568,000, respectively.

M.L. Stern is required to maintain minimum net capital, as defined, of the greater of $250,000 or  1/15 of aggregate indebtedness and a maximum ratio of aggregate indebtedness to net capital of 15 to 1, as defined under such provisions. At March 27, 2009, M.L. Stern’s ratio of aggregate indebtedness to net capital was 0.39 to 1. M.L. Stern also had net capital, as defined, of $4,899,000 which exceeded the minimum requirements by $4,649,000. Effective April 4, 2009, M.L. Stern withdrew from registration with FINRA and the SEC in all states. As a result, M.L. Stern will no longer have a net capital requirement.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined or the OTS may require the Bank to apply another measurement of risk weight that the OTS deems appropriate), and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of March 31, 2009 and June 30, 2008, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2009 and June 30, 2008, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12CFR 565.6) would be applicable.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009:
Total capital to risk weighted assets	$139,856	11.0%	$101,513	8.0%	$126,892	10.0%
Tier I capital to risk weighted assets	128,725	10.1	50,757	4.0	76,135	6.0
Tier I capital to adjusted total assets	128,725	8.6	59,612	4.0	74,515	5.0

June 30, 2008:
Total capital to risk weighted assets	$120,098	10.7%	$89,684	8.0%	$112,105	10.0%
Tier I capital to risk weighted assets	113,162	10.1	44,842	4.0	67,263	6.0
Tier I capital to adjusted total assets	113,162	8.3	54,303	4.0	67,879	5.0

EARNINGS PER SHARE (“EPS”)

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and nine-month periods ended March 27, 2009 and March 28, 2008 (in thousands, except share and per share amounts):

	Three-Months Ended		Nine-Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Income from continuing operations	$3,954	$8,592	$20,023	$23,544
Income from discontinued operations	—	—	—	17

Net income	$3,954	$8,592	$20,023	$23,561

Weighted average shares outstanding – basic	27,112,560	27,098,122	27,081,384	27,334,584
Effect of dilutive securities:
Assumed exercise of stock options	74,263	68,846	86,999	105,922
Restricted stock	55,699	17,975	50,492	32,413

Weighted average shares outstanding – diluted	27,242,522	27,184,943	27,218,875	27,472,919

Earnings per share – basic
Income from continuing operations	$0.15	$0.32	$0.74	$0.86
Income from discontinued operations	—	—	—	—

Net income	$0.15	$0.32	$0.74	$0.86

Earnings per share – diluted
Income from continuing operations	$0.15	$0.32	$0.74	$0.86
Income from discontinued operations	—	—	—	—

Net income	$0.15	$0.32	$0.74	$0.86

At March 27, 2009 and March 28, 2008, there were options to acquire approximately 531,000 and 621,000 shares of common stock outstanding under the two stock option plans, respectively. See

“Stock Options and Restricted Stock Plans.” As of March 27, 2009, options to acquire 8,843 shares of common stock were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive. As of March 28, 2008, approximately 42,092 outstanding average shares were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

Dividends per share for the three-months ended March 27, 2009 and March 28, 2008 were $0.09.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases SWS Group common stock under a plan approved by our Board of Directors. Currently, SWS has authorization, which expires on June 30, 2009, to repurchase 698,944 shares of its common stock from time to time in the open market. No shares were repurchased by SWS under this program or the previous plan which expired June 30, 2008 during the nine-months ended March 27, 2009. In the nine-months ended March 28, 2008, 551,056 shares were repurchased at a cost of $6,102,000, or $11.07 per share.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. No shares were purchased in the three-months ended March 27, 2009. The plan purchased 20,000 shares in the nine-months ended March 27, 2009, at a cost of approximately $437,000, or $21.83 per share. The plan purchased 25,000 shares in the three and nine-months ended March 28, 2008, at a cost of approximately $281,000, or $11.21 per share. The plan distributed 8,226 shares in the nine-months ended March 27, 2009.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 21,901 shares were repurchased with a market value of approximately $372,899, or an average of $17.03 per share in the nine-months ended March 27, 2009. In the nine-months ended March 28, 2008, 17,142 shares were repurchased with a market value of $335,784, or an average of $19.59 per share.

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

The following table presents the Company’s operations by the segments outlined above for the three and nine-months ended March 27, 2009 and March 28, 2008:

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended March 27, 2009

Operating revenue	$4,425	$25,147	$41,715	$(28)	$(428)	$70,831
Net intersegment revenues	(226)	276	341	1,269	(1,660)	—
Net interest revenue	998	707	5,338	16,794	—	23,837
Net revenues	5,423	25,854	47,053	16,766	(428)	94,668
Operating expenses	5,331	27,760	31,103	17,095	6,525	87,814
Depreciation and amortization	290	247	124	588	341	1,590
Income (loss) from continuing operations before taxes	92	(1,906)	15,950	(329)	(6,953)	6,854

Three-months ended March 28, 2008

Operating revenue	$6,136	$17,931	$22,360	$1,578	$(1,410)	$46,595
Net intersegment revenues	(214)	255	121	1,835	(1,997)	__
Net interest revenue	2,530	1,234	11,407	12,296	10	27,477
Net revenues	8,666	19,165	33,767	13,874	(1,400)	74,072
Operating expenses	5,651	17,188	20,231	9,074	7,976	60,120
Depreciation and amortization	343	201	111	210	358	1,223
Income (loss) from continuing operations before taxes	3,015	1,977	13,536	4,800	(9,376)	13,952

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Nine-months ended March 27, 2009

Operating revenue	$16,352	$83,825	$107,151	$542	$(7,676)	$200,194
Net intersegment revenues	(717)	804	727	5,407	(6,221)	—
Net interest revenue	4,420	2,928	28,931	46,138	1	82,418
Net revenues	20,772	86,753	136,082	46,680	(7,675)	282,612
Operating expenses	16,524	81,674	89,063	40,102	22,070	249,433
Depreciation and amortization	869	666	362	1,478	1,015	4,390
Income (loss) from continuing operations before taxes	4,248	5,079	47,019	6,578	(29,745)	33,179
Assets(*)	314,686	182,779	1,819,099	1,490,476	20,808	3,827,848

Nine-months ended March 28, 2008

Operating revenue	$18,271	$56,219	$60,875	$2,854	$(1,095)	$137,124
Net intersegment revenues	(708)	845	524	5,279	(5,940)	—
Net interest revenue	10,692	4,509	25,104	36,381	32	76,718
Net revenues	28,963	60,728	85,979	39,235	(1,063)	213,842
Operating expenses	18,770	51,449	55,084	25,268	25,526	176,097
Depreciation and amortization	1,026	561	314	598	1,157	3,656
Income (loss) from continuing operations before taxes	10,193	9,279	30,895	13,967	(26,589)	37,745
Income from discontinued operations	—	—	—	17	—	17
Assets(*)	471,218	207,582	3,213,946	1,291,672	26,625	5,211,043

(*) Assets are reconciled to total assets as presented in the March 27, 2009 and March 28, 2008 Consolidated Statements of Financial Condition as follows (in thousands):

	March 27, 2009	March 28, 2008
Amount as presented above	$3,827,848	$5,211,043
Reconciling items:
Unallocated assets:
Cash	11,351	6,127
Receivables from brokers, dealers and clearing organizations	49,159	77,430
Receivable from clients, net of allowances	18,703	24,682
Other assets	27,091	15,952
Unallocated eliminations	(13,481)	(2,125)

Total assets	$3,920,671	$5,333,109

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

Venture Capital Funds. SWS has committed to invest $5,000,000 in a limited partnership venture capital fund. As of March 27, 2009, SWS had contributed $4,000,000 of its commitment. SWS has been notified it is probable that the remaining $1,000,000 commitment will be called. The Bank has committed to invest $5,000,000 in two limited partnership funds. As of March 27, 2009, the Bank had invested $3,000,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total potential liabilities on open underwritings at March 27, 2009 were $1,268,000.

Guarantees. The Bank has issued stand-by letters of credit primarily issued for real estate development purposes. As of March 27, 2009, the maximum potential amount of future payments the Bank could be required to make under the letters of credit is $2,930,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become part of the fully collateralized loans with total repayment. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

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

FASB Staff Position No. FAS 107-1, “Disclosures about Fair Value of Financial Instruments.” On April 9, 2009, FASB issued this staff position, which requires that an entity disclose the fair value of financial instruments for interim reporting periods and in its financial statements for annual reporting periods, as required by FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments.” This statement is effective for interim reporting periods ending after June 15, 2009. Under certain circumstances an entity may early adopt, however SWS has chosen not to early adopt. SWS is assessing the impact of this staff position on its financial statements and processes.

FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than Temporary Impairments.” On April 9, 2009, FASB issued this staff position to provide additional guidance on whether an impairment of a debt security is other than temporary. This statement is also intended to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement is effective for interim and annual reporting periods ending after June 15, 2009. An entity must early adopt for periods ending after March 15, 2009 if they have early adopted FASB Staff Position No. FAS 157-4. As SWS early adopted FASB Staff Position No. FAS 157-4, SWS has early adopted FASB Staff Position No. FAS 115-2 and 124-2. There was no impact on the financial statements as of March 27, 2009 as a result of this adoption.

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

AFFILIATE TRANSACTIONS

Two directors own approximately 64% of the ownership interests of a local bank and one of SWS’ executive officers owns less than 1% of the ownership interests in this bank. The Bank has sold loan participations with outstanding balances of $4,871,000 and $7,752,000 at March 31, 2009 and June 30, 2008, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $51,000 and $226,000 for the three and nine-months ended March 31, 2009, respectively and $155,000 and $606,000 for the three and nine-months ended March 28, 2008, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

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

Retail. We offer retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employee registered representatives and our independent contractors. This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances. We seek to grow our retail brokerage business by increasing our distribution capabilities through the recruitment of additional registered representatives. Prior to December 31, 2008, the retail segment included M.L. Stern & Co., LLC and its wholly-owned subsidiary, Tower Asset Management, LLC, (collectively, “M.L. Stern”). Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities, Inc. (“Southwest Securities”) in December 2008 and are operating as a division of Southwest Securities, (references to M.L. Stern include the division). Effective April 4, 2009, M.L. Stern has withdrawn from registration with the Financial Industry Regulatory Authority (“FINRA”), the SEC and all states. The division and Tower Asset Management, LLC purchase and sell municipal, federal and corporate bonds, mutual funds, unit trusts, closed ended funds, insurance, equities and other various investment securities at the retail level, as well as provides investment advisory services to high net worth individuals or families who require investment expertise and personal services. These operations are included in our retail segment.

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

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile during fiscal 2009. As of March 27, 2009, equity market indices had declined from a year ago with the Dow Jones Industrial Average (the “DJIA”) decreasing 36%, the Standard & Poor’s 500 Index down 38% and the NASDAQ Composite Index down 32%. The DJIA has closed below 7,000 for the first time since May of 1997 and was 7,776 at the close of trading on March 27, 2009, a 19% gain from its lowest point in the third quarter, March 9, 2009. Volume remained active with average daily volume for the quarter on the New York Stock Exchange increasing 2% over the same period last fiscal year. Subsequent to the end of the quarter, equity market indices have rallied; however, it is unclear whether this is sustainable.

The turmoil in the general economy and upheaval in the credit markets continued through the third quarter of fiscal 2009. These disruptions and developments have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. The U.S. government has taken several actions to intervene in support of the credit markets, including the Troubled Asset Relief Program, through which the U.S. government is authorized to purchase up to $700 billion in whole loans and mortgage-related securities as well as to invest directly in financial institutions and commercial paper. Additional actions include the guarantee of certain money market mutual fund and bank borrowings and increased Federal Deposit Insurance Corporation (“FDIC”) insurance for certain customer bank deposit accounts. Additionally, the government stepped in to take over the operations of Fannie Mae, Freddie Mac and American International Group, Inc. (“AIG”) while allowing Lehman Brothers (“Lehman”) to fail.

In October 2008, the U.S. Congress passed and the U.S. President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). This new law brought many changes to the economic landscape in the hope of helping the U.S. economy. In addition, the new U.S. President signed into law on February 17, 2009 the American Recovery and Reinvestment Act of 2009 “(ARRA”). This new legislation was designed to help stabilize the U.S. stock markets. The U.S. President has also brought several new proposals to the legislature for consideration, including plans to help the struggling mortgage and banking industries. However, the EESA, the ARRA and the proposed new legislation will take time to show their impact on the U.S. economy.

The Federal Reserve Board (“FRB”) lowered the federal funds rate by 200 basis points from March 28, 2008 to March 27, 2009 and lowered collateral requirements in the hopes of increasing liquidity in the financial markets.

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

Through the end of March 2009, these activities have yet to reinvigorate the financial and credit markets. Credit standards have continued to tighten while unemployment rates and foreclosures have increased substantially. All of these factors have had an impact on our businesses at the Bank and the brokerage.

Impact of Credit Markets

Brokerage. On the brokerage side of the business, volatility in the credit and mortgage markets coupled with the declining stock markets has had an impact on several aspects of our business primarily related to valuation of securities, liquidity, counterparty risk and reduced investor interest in maintaining or originating margin loans.

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

In order to take advantage of attractive tax-free yields for the company, we began investing in certain auction rate municipal bonds in the spring of 2008. At the end of the first, second and third quarters of fiscal 2009, we held $95.0 million, $39.4 million and $24.5 million, respectively of auction rate municipal bonds. In the second and third quarters of fiscal 2009, we sold $55.6 million and $14.9 million, respectively, of the auction rate municipal bonds, reducing our holdings to $24.5 million, which represents one security and 41.5% of our municipal obligations portfolio at March 27, 2009. This security is an investment grade credit, is valued at par and as of March 30, 2009 is yielding approximately 1% per year. While management does not expect any reduction in the cash flow from this bond, prolonged failure of this auction could indicate an impairment in the value due to lack of liquidity. The company currently has the ability to hold this investment. We expect the issuer of this bond to refinance their debt. See additional discussion under “Critical Accounting Policies—Fair Value.”

Our customers also own $13.7 million in auction rate bonds substantially all of which are held by customers of our M.L. Stern division. Our customers also hold investments in auction rate preferred securities. Our customers hold approximately $27.0 million in auction rate preferred securities which were generally purchased at other brokerage firms and transferred to Southwest Securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

At March 27, 2009, four customers of Southwest Securities and one customer of SWS Financial Services, Inc. (“SWS Financial”) held approximately $6.0 million of auction rate preferred securities that were purchased through us. Substantially all of these securities are subject to partial redemption and/or restructuring by the sponsors. We also hold $1.3 million in proprietary positions in auction rate preferred securities. A number of our competitors who sold or underwrote these securities have been required by regulators to repurchase these securities from their customers. We have not been contacted by any of our regulators in regard to a requirement to repurchase these securities from our customers nor have there been any inquiries to review our customers’ holdings of such securities. However, should we be required to take similar action, our liquidity could be negatively impacted.

We also trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. Inventories of these securities are priced using a third-party pricing service and are reviewed monthly to ensure reasonable valuation. At March 27, 2009, we held mortgage and asset-backed securities of approximately $15.5 million included in “Securities owned, at market value” on the Consolidated Statements of Financial Condition.

Customer margin balances have also been negatively impacted by the declining stock market values, which reduce the net interest we earn on customer accounts.

We have one investment in a venture capital investment partnership which we account for on the equity method of accounting, which approximates fair value. This venture capital fund invests in small businesses in various stages of development and operating in a variety of industries. During the first nine-months of fiscal 2009, we recorded losses of $2.6 million on this joint venture. A prolonged downturn in the economy could lead to a continued decline in the fair value of this investment. At March 27, 2009, this investment was recorded at $1.1 million.

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

The volatility in the U.S. stock markets is also impacting our liquidity through increased margin requirements at our clearing houses. These margin requirements are determined through a combination of risk factors including volume of business and volatility in the U.S. stock markets. Consequently, our margin requirements at our clearinghouses during the third quarter of fiscal 2009 have ranged as high as 13% greater than our highest margin requirement in the third quarter of last fiscal year. To the extent we are required to post cash or other collateral to meet these requirements, we have less borrowing capacity to finance our other businesses. In the third quarter of fiscal 2009, one of our securities lending clearing houses changed the computation of its margin requirement by implementing new margin requirements for the stock loan business. Implementation of new risk management reports by our business unit limited the negative impact of this change. This increase in our margin requirement could impact the volume of stock loan business we conduct.

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

Bank. Credit quality at the Bank continues to be adversely impacted by the current economic downturn. The North Texas residential market continues to work through the oversupply of vacant housing. Finished vacant housing inventory currently stands at 3.4 month supply, while 2.5 month supply is considered optimal, according to Residential Strategies, Inc. The Bank also continues to experience deterioration in lot and land development loan portfolios as well as commercial real-estate. Non-performing assets increased $13.5 million in the third fiscal quarter of 2009. The most significant increases were commercial real estate, up $11.1 million, and other real estate owned, up $5.0 million. Net charge-offs for the third quarter of fiscal 2009 were $3.5 million compared to $410,000 in the second quarter of fiscal 2009 and $177,000 in the third quarter of fiscal 2008. Our loan loss provision for this quarter was $5.7 million compared to $1.8 million in the second quarter of fiscal 2009 and $676,000 in the third quarter of fiscal 2008. The allowance for loan losses increased to $11.1 million or 0.99% of loans, up from 0.84% in the second quarter of fiscal 2009 and 0.74% in the third quarter fiscal 2008. We anticipate charge-offs and provision expense to continue at elevated levels for the next few quarters.

As the economic downturn persists, we anticipate we will experience continued deterioration in our commercial real estate portfolio. Deterioration in this portfolio could extend over the next few quarters. Because we expect that losses associated with this portfolio will have a tendency to be individually larger than those experienced in the residential portfolio, we may experience more volatility in our earnings.

After aggressive rate reductions from the Federal Reserve in the second quarter of fiscal 2009, rates have stabilized and net interest spreads are improving, resulting in a positive impact on earnings. See “Results of Operation—Segment—Banking” for discussion of the banking segment’s net interest income.

Passage of the EESA accelerated the FRB’s authority to pay interest on depository institutions’ required and excess reserve balances. This allowed the FRB to establish a floor for federal funds which has provided stability to this market.

The EESA also temporarily increased deposit insurance coverage from $100,000 per insured account to $250,000 per insured account through December 31, 2009. On February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the industry’s insured institutions’ deposits as of June 30, 2009, which will be collected on September 30, 2009. The FDIC has subsequently stated it could reduce the special assessment to as low as 10 basis points if the U.S. Congress enacts legislation that would increase the FDIC’s borrowing authority from the U.S. Treasury from $30.0 billion to $100.0 billion. The interim rule also provides for future special assessments, if needed. We continue to monitor developments for this special assessment.

On October 14, 2008, the U.S. Treasury announced a capital purchase program which would inject $250 billion of capital into the banking system. On October 30, 2008, we, through our banking subsidiary, made an initial application for the Capital Purchase Program under the Trouble Asset Relief Program, “TARP funds.” Management believed it was prudent to apply and subsequently evaluate whether to proceed with the application process at a future date. In January 2009, management determined it was not in the best interest of the firm to pursue this form of funding and has discontinued its application process.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the circumstances surrounding these transactions and the impact on our results are discussed below.

Write-off of $5.4 million for stock loan. In the first quarter of fiscal 2009, we wrote-off $5.4 million related to a deficit in the collateral securing a counterparty obligation of Lehman. We experienced the counterparty deficit as a result of Lehman declaring bankruptcy on September 19,

2008. Lehman had an obligation to us for stock borrowed of approximately $10.3 million at the time of the bankruptcy filing, which was backed by approximately $9.7 million in collateral. Subsequent sales and revaluation of the remaining collateral resulted in a $5.4 million deficit. We have made a claim to SIPC and are negotiating with other counterparties to mitigate the deficit. However, the potential for a successful recovery is unknown at this time. This write-off was recorded in “Other expenses” on the Consolidated Statements of Income and Comprehensive Income.

Acquisition of M.L. Stern. In February 2008, we entered into a definitive agreement to purchase M.L. Stern from a subsidiary of Pacific Life Insurance Company. The acquisition was structured as a purchase of all of the outstanding membership interests of M.L. Stern. The assets and liabilities acquired as well as the financial results of M.L. Stern were included in our consolidated financial statements after the close of business on March 31, 2008, the acquisition date. The transaction has doubled the size of our private client advisor network and re-established us in the asset management business. Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities in December 2008 and are operating as M.L. Stern, a division of Southwest Securities, Inc. These operations are included in our retail segment. Effective April 4, 2009, M.L. Stern has withdrawn its broker/dealer registration with FINRA, the SEC and all states.

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

In the third quarter of fiscal 2009, we reduced our initial estimates of the liabilities for severance costs and contract cancellation costs as additional information indicated that the costs would be lower than initially expected. The reduction in the estimate for the severance costs was $290,000 and was due to voluntary employee terminations subsequent to the acquisition date. The reduction in the contract cancellation fee estimate was due to a change in the estimated date of cancellation of the contract, which reduced the fees estimated to be paid to the vendor by $385,000. As a result of these adjustments, we recognized other income of $675,000 on our Consolidated Statement of Income and Comprehensive Income in the third quarter of fiscal 2009.

RESULTS OF OPERATIONS

Consolidated

Net income for the three and nine-month periods ended March 27, 2009 was $4.0 million and $20.0 million, respectively, a decrease of $4.6 million and $3.5 million from net income for the comparable three and nine-month periods ended March 28, 2008, respectively. Net income for the nine-month period ending March 28, 2008 includes income of $17,000 from discontinued operations. The three and nine-month periods ended March 27, 2009 and March 28, 2008 contained 59 and 188 and 60 and 187 trading days, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-month periods ended March 27, 2009 compared to the three and nine-month periods ended March 28, 2008 (dollars in thousands):

	Three-Months Ended		Nine-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(1,143)	(32)%	$(1,858)	(17)%
Commissions	19,055	70	59,836	79
Net interest	(3,640)	(13)	5,700	7
Investment banking, advisory and administrative fees	(190)	(3)	1,304	5
Net gains on principal transactions	9,410	458	16,195	273
Other	(2,896)	(47)	(12,407)	(67)

	20,596	28	68,770	32

Operating expenses:
Commissions and other employee compensation	$17,061	38%	$49,404	39%
Occupancy, equipment and computer service costs	2,105	33	4,979	26
Communications	873	35	2,632	37
Floor brokerage and clearing organization charges	1,541	195	1,439	117
Advertising and promotional	259	28	684	28
Other	5,855	90	14,198	80

	27,694	46	73,336	42

Pre-tax income	$(7,098)	(51)%	$(4,566)	(12)%

Net revenues increased for the third quarter of fiscal 2009 by $20.6 million as compared to the same period of fiscal 2008. The largest components of the increase were in commissions, $19.1 million and net gains on principal transactions, $9.4 million. The increase in commissions is due primarily to a $12.5 million increase in the institutional segment primarily in the fixed income business as greater volatility and wider spreads along with increased client activity led to more transactions. Also contributing to the increase in commissions is the increase in our retail segment of $6.6 million. The increase in our retail segment is primarily due to the acquisition of M.L Stern. M.L. Stern recorded commission revenue of $8.2 million for the third quarter of fiscal 2009. These commission revenue increases were partially offset by a $754,000 decrease in commissions for SWS Financial and a $820,000 decrease in commissions for our Private Client Group. The increase in net gains on principal transactions is driven by activity in the fixed income business primarily from the volatility in the market and increased customer activity. These increases were offset by a decrease in other revenue of $2.9 million and net interest of $3.6 million. The decrease in net interest is due primarily to a $6.1 million decrease in net interest on our stock loan/borrowing activities, offset by increased net interest from the Bank. The decrease in other revenue for the third quarter of fiscal 2009 when compared to the third quarter of fiscal 2008 is due to a decrease in insurance product sales of $1.3 million and a decrease in the Bank’s other revenue. In the third quarter of fiscal 2008, the Bank recognized a gain on the sale of its factoring assets.

Net revenues increased for the first nine months of fiscal 2009 by $68.8 million as compared to the same period of fiscal 2008. The largest components of the increase were in commissions, $59.8 million, net interest, $5.7 million, and net gains on principal transactions, $16.2 million. The increase in commissions is due primarily to a $36.6 million increase in the institutional segment primarily in the fixed income business as greater volatility and increased client activity led to wider spreads and more transactions. Also contributing to the increase in commissions is the increase in our retail segment of $23.3 million. The increase in our retail segment is primarily due to the acquisition of M.L Stern. M.L. Stern recorded commission revenue of $27.2 million for the first nine-months of fiscal 2009. These commission revenue increases were partially offset by a $1.9 million decrease in commissions for SWS Financial and a $2.0 million decrease in commissions for our Private Client Group. The increase in net interest is due primarily to a 46 basis point increase in the spread in the stock loan business as well as an increase in the average loan balance at the Bank of 29%. The increase in net gains on principal transactions is driven by activity in the fixed income business primarily from the volatility in the market and increased customer activity. These increases were offset by a decrease in other revenue of $12.4 million. This decrease is due to $3.0 million increase in our losses related to our limited partnership venture capital fund, a $2.8 million increase in our losses on our deferred compensation plan, with a corresponding decrease in compensation expenses on our deferred compensation plan, a $2.9 million decrease in revenue from the sale of our insurance products and a decrease of $1.7 million in SEC fees collected with a corresponding decrease in other expenses. There was also an $800,000 increase in losses of the sale of real estate owned (“REO”) property at the Bank and a $1.0 million decrease in the Bank’s miscellaneous income, which is primarily made up of the gain recognized on the sale of the Bank’s factoring assets.

Operating expenses increased $27.7 million for the three-months ended March 27, 2009 as compared to the same period of fiscal 2008. The largest increases were in commissions and other employee compensation, $17.1 million, occupancy, equipment and computer service costs, $2.1 million, and other expenses, $5.9 million. The increase in commissions and other employee compensation is due primarily to the $9.2 million increase in the variable compensation in the institutional segment from fiscal 2008 to fiscal 2009 as well as the acquisition of M.L. Stern. M.L. Stern’s commission and other employee expenses were $8.6 million for the quarter ended March 27, 2009. The increase in occupancy, equipment and computer service costs is due primarily to the acquisition of M.L. Stern. The increase in other expenses is due primarily to the $5.1 million increase of the Bank’s provision for loan losses in the third quarter of fiscal 2009.

Operating expenses increased $73.3 million for the nine-months ended March 27, 2009 as compared to the same period of fiscal 2008. The largest increases were in commissions and other employee compensation, $49.4 million, occupancy, equipment and computer service costs, $5.0 million, and other expenses, $14.2 million. The increase in commissions and other employee compensation is due primarily to the acquisition of M.L. Stern. M.L. Stern’s commission and other employee expenses were $24.6 million for the nine-months ended March 27, 2009. The remainder of the increase is due to variable compensation in the institutional segment from fiscal 2008 to fiscal 2009. The increase in occupancy, equipment and computer service costs is due primarily to the acquisition of M.L. Stern. The increase in other expenses is primarily due to the $5.4 million write-off of the Lehman counterparty exposure, an increase in the provision for loan losses of $6.0 million, and increases in purchased mortgage loan losses, real estate and loan related expenses and Savings Association Insurance Fund (“SAIF”) assessments of $2.3 million.

Net Interest Income

Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three and nine-month periods ended March 27, 2009 and March 28, 2008 (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Brokerage	$7,043	$15,181	$36,280	$40,337
Bank	16,794	12,296	46,138	36,381

Net interest	$23,837	$27,477	$82,418	$76,718

For the three-months ended March 27, 2009 and March 28, 2008, net interest income from our brokerage entities accounted for approximately 8% and 21% of our net revenues, respectively. For the nine-months ended March 27, 2009 and March 28, 2008, net interest income generated by our brokerage entities accounted for approximately 13% and 19% of our net revenues, respectively. Net interest for the Bank is discussed in the Banking segment discussion below.

Average balances of interest-earning assets and interest-bearing liabilities in the broker/dealer operations are as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Average interest-earning assets:
Customer margin balances	$161,000	$288,000	$191,000	$290,000
Assets segregated for regulatory purposes	252,000	349,000	297,000	333,000
Stock borrowed	1,879,000	3,083,000	2,157,000	3,076,000

Average interest-bearing liabilities:
Customer funds on deposit	360,000	536,000	422,000	518,000
Stock loaned	1,835,000	3,046,000	2,118,000	3,039,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the nine-months ended March 27, 2009, income tax expense (effective rate of 39.6%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to income from continuing operations before income taxes due to state income taxes and other permanently excluded items such as tax exempt interest, meals and entertainment and expense from company-owned life insurance.

Segment Information

The following is a summary of the increases (decreases) in categories of net revenues and pre-tax income by segment for the three and nine-month periods ended March 27, 2009 compared to the three and nine-month periods ended March 28, 2008 (dollars in thousands):

	Three-Months Ended
	March 27, 2009	March 28, 2008	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$5,423	$8,666	$(3,243)	(37)%
Retail	25,854	19,165	6,689	35
Institutional	47,053	33,767	13,286	39
Banking	16,766	13,874	2,892	21
Other	(428)	(1,400)	972	69

Total	$94,668	$74,072	$20,596	28%

	Three-Months Ended
	March 27, 2009	March 28, 2008	Increase/ (Decrease)	% Change
Pre-tax income:
Clearing	$92	$3,015	$(2,923)	(97)%
Retail	(1,906)	1,977	(3,883)	(196)
Institutional	15,950	13,536	2,414	18
Banking	(329)	4,800	(5,129)	(107)
Other	(6,953)	(9,376)	2,423	26

Total	$6,854	$13,952	$(7,098)	(51)%

	Nine-Months Ended
	March 27, 2009	March 28, 2008	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$20,772	$28,963	$(8,191)	(28)%
Retail	86,753	60,728	26,025	43
Institutional	136,082	85,979	50,103	58
Banking	46,680	39,235	7,445	19
Other	(7,675)	(1,063)	(6,612)	(622)

Total	$282,612	$213,842	$68,770	32%

Pre-tax income:
Clearing	$4,248	$10,193	$(5,945)	(58)%
Retail	5,079	9,279	(4,200)	(45)
Institutional	47,019	30,895	16,124	52
Banking	6,578	13,967	(7,389)	(53)
Other	(29,745)	(26,589)	(3,156)	(12)

Total	$33,179	$37,745	$(4,566)	(12)%

Clearing:

Three-months Ended:

The following is a summary of the results for the clearing segment for the three-months ended March 27, 2009 compared to the three-months ended March 28, 2008 (dollars in thousands):

	Three-Months Ended
	March 27, 2009	March 28, 2008	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,400	$3,542	$(1,142)	(32)%
Net interest	998	2,530	(1,532)	(61)
Other	2,025	2,594	(569)	(22)

Net revenues	5,423	8,666	(3,243)	(37)

Operating expenses	5,331	5,651	(320)	(6)

Pre-tax income	$92	$3,015	$(2,923)	(97)%

Average customer margin balance	$85,000	$169,000	$(84,000)	(50)%

Average customer funds on deposit	$212,000	$339,000	$(127,000)	(37)%

The following table reflects the number of client transactions processed for the three-months ended March 27, 2009 and March 28, 2008 and number of correspondents at the end of each three-month period.

	Three-Months Ended
	March 27, 2009	March 28, 2008
Tickets for high-volume trading firms	524,256	8,571,406
Tickets for general securities broker/dealers	204,223	312,400

Total tickets	728,479	8,883,806

Correspondents	200	201

The clearing segment posted a decrease in net revenue of 37% and a decrease in pre-tax income of 97%.

Tickets processed decreased substantially over the prior fiscal year period while clearing fee revenue decreased 32%. The departure of one high volume correspondent in the first half of fiscal 2009 and substantially reduced volume from another high volume trading correspondent were the primary drivers of this change. Slightly offsetting the decrease in ticket volume was the increase in revenue per ticket to $3.30 for the third quarter of fiscal 2009 from $0.40 for the third quarter of fiscal 2008.

Net interest revenue allocated to the clearing segment decreased 61% for the three-months ended March 27, 2009 over the same period last fiscal year. Net interest decreased primarily due to the 50% decline in margin balances in the clearing segment as well as a 36 basis point drop in the spread we earn on customer deposits.

Operating expenses decreased for the three-months ended March 27, 2009 compared to the same period last fiscal year primarily due to decreased other expenses of $227,000. This decrease is due to the 3% decrease in the amount of operational expenses allocated to the clearing segment.

Nine-months Ended:

The following is a summary of the results for the clearing segment for the nine-months ended March 27, 2009 compared to the nine-months ended March 28, 2008 (dollars in thousands):

	Nine-Months Ended
	March 27, 2009	March 28, 2008	Increase/ (Decrease)	% Change
Net revenue from clearing services	$8,769	$10,628	$(1,859)	(17)%
Net interest	4,420	10,692	(6,272)	(59)
Other	7,583	7,643	(60)	(1)

Net revenues	20,772	28,963	(8,191)	(28)

Operating expenses	16,524	18,770	(2,246)	(12)

Pre-tax income	$4,248	$10,193	$(5,945)	(58)%

Average customer margin balance	$106,000	$185,000	$(79,000)	(43)%

Average customer funds on deposit	$263,000	$326,000	$(63,000)	(19)%

The following table reflects the number of client transactions processed for the nine-months ended March 27, 2009 and March 28, 2008.

	Nine-Months Ended
	March 27, 2009	March 28, 2008
Tickets for high-volume trading firms	7,922,473	23,340,014
Tickets for general securities broker/dealers	661,007	852,413

Total tickets	8,583,480	24,192,427

The clearing segment posted a decrease in net revenue of 28% and a decrease in pre-tax income of 58%.

Tickets processed decreased 65% over the prior fiscal year period while clearing fee revenue decreased only 17%. Decreased volume from high volume trading customers was the primary driver of this change with an offset from an increase in revenue per ticket to $1.02 for the nine-months ended March 27, 2009 from $0.44 for the first nine-months ended March 28, 2008.

Net interest revenue allocated to the clearing segment decreased 59% for the nine-months ended March 27, 2009 over the same period last fiscal year. Net interest decreased primarily due to the 43% decline in margin balances in the clearing segment as well as a 43 basis point drop in the spread we earn on customer deposits.

Operating expenses were down for the nine-months ended March 27, 2009 compared to the same period last fiscal year due primarily to decreased commission and employee compensation of $584,000 and a decrease in other expenses of $1.4 million. The decrease in other expenses was due to professional services, $421,000; licenses and fees, $280,000; and the allocation of information technology and operating expenses of $534,000.

Retail:

Three-months Ended:

The following is a summary of the results for the retail segment for the three-months ended March 27, 2009 and March 28, 2008 (dollars in thousands):

	Three-Months Ended
	March 27, 2009	March 28, 2008	% Change
Private Client Group (“PCG”)
Commissions	$4,755	$5,576	(15)%
Advisory fees	1,094	1,432	(24)
Insurance products	804	767	5
Other	100	126	(21)
Net interest revenue	347	736	(53)

	7,100	8,637	(18)

Independent registered representatives (“SWS Financial”)
Commissions	5,022	5,777	(13)
Advisory fees	686	1,023	(33)
Insurance products	886	2,239	(60)
Other	157	90	74
Net interest revenue	132	488	(73)

	6,883	9,617	(28)

	Three-Months Ended
	March 27, 2009	March 28, 2008	% Change
M.L. Stern
Commissions	$8,213	$—	—%
Advisory fees	418	—	—
Insurance products	111	—	—
Net gains on principal transactions	1,576	—	—
Other	(216)	—	—
Net interest revenue	237	—	—

	10,339	—	—

Tower Asset Management
Advisory fees	871	—	—

	871	—	—

Other	661	911	(27)

Total	25,854	19,165	35

Operating expenses	27,760	17,188	62

Pre-tax income	$(1,906)	$1,977	(196)%

Average customer margin balances	$58,000	$90,000	(36)%

Average customer funds on deposit	$101,000	$146,000	(31)%

PCG representatives	117	100	17%

SWS Financial representatives	310	328	(5)%

M.L. Stern representatives	103	—	100%

Net revenues in the retail segment increased 35% for the three-months ended March 27, 2009 over the same period last fiscal year driven by the commissions, fees and other revenues from the acquisition of M.L. Stern of $11.2 million. Total customer assets were $10.3 billion at March 27, 2009 and $6.9 billion at March 28, 2008. Total customer assets for the three-month period ended March 27, 2009 include $4.8 billion at our M.L. Stern division. Assets under management were $740 million, including $354 million from Tower Asset Management, LLC, at March 27, 2009 versus $386 million at March 28, 2008.

Net interest revenue allocated to the retail segment decreased 50% for the three-months ended March 27, 2009 over the same period of the last fiscal year. This decrease is primarily due to a reduced spread earned on customer deposits.

Operating expenses increased 62% for the three-months ended March 27, 2009 over the same period last fiscal year. This increase is primarily due to a 50% increase in commission expense, the primary component of operating expenses in the retail segment, driven by M.L. Stern commission expense of $8.6 million. In addition, other operating expenses increased due to increased rent expense from the addition of new branches with our M.L. Stern acquisition, computer service expense, license and fees, professional services and legal expense and information technology expenses allocated to the segment. M.L. Stern contributed $3.6 million to the increase in other operating expenses.

Nine-months Ended:

The following is a summary of the results for the retail segment for the nine-months ended March 27, 2009 and March 28, 2008 (dollars in thousands):

	Nine-Months Ended
	March 27, 2009	March 28, 2008	% Change
Private Client Group
Commissions	$16,635	$18,597	(11)%
Advisory fees	3,861	4,206	(8)
Insurance products	2,798	2,548	10
Other	367	462	(21)
Net interest revenue	1,394	2,269	(39)

	25,055	28,082	(11)

Independent registered representatives
Commissions	16,066	17,999	(11)
Advisory fees	2,562	2,799	(8)
Insurance products	3,218	6,259	(49)
Other	512	673	(24)
Net interest revenue	686	2,147	(68)

	23,044	29,877	(23)

M.L. Stern
Commissions	27,203	—	—
Advisory fees	1,264	—	—
Insurance products	205	—	—
Net gains on principal transactions	4,952	—	—
Other	(1,185)	—	—
Net interest revenue	816	—	—

	33,255	—	—

Tower Asset Management
Advisory fees	2,975	—	—
Other	3	—	—
Net interest revenue	6	—	—

	2,984	—	—

Other	2,415	2,769	(13)

Total	86,753	60,728	43

Operating expenses	81,674	51,449	59

Pre-tax income	$5,079	$9,279	(45)%

Average customer margin balances	$70,000	$82,000	(15)%

Average customer funds on deposit	$110,000	$137,000	(20)%

Customer deposits at the Bank	$446,029	$353,874	26%

Net revenues in the retail segment increased 43% for the nine-months ended March 27, 2009 over the same period last fiscal year driven by the commissions, fees and other revenues from the acquisition of M.L. Stern of $36.2 million.

Net interest revenue allocated to the retail segment decreased 50% for the nine-months ended March 27, 2009 over the same period of last fiscal year primarily due to a reduction in the spread earned on customer deposits.

Operating expenses increased 59% for the nine-months ended March 27, 2009 over the same period last fiscal year. This increase is primarily due to a 48% increase in commission expense, the primary component of operating expenses in the retail segment, driven by M.L. Stern commission expense of $24.6 million. In addition, other operating expenses increased due to increased rent expense from the addition of new branches, computer service expense, license and fees, professional services and legal expense and information technology expenses allocated to the segment. M.L. Stern contributed $8.9 million to the increase in other operating expenses.

Institutional:

Three-months Ended:

The following is a summary of the results for the institutional segment for the three-months ended March 27, 2009 and March 28, 2008 (dollars in thousands):

	Three-Months Ended
	March 27, 2009	March 28, 2008	% Change
Commissions
Taxable fixed income	$21,615	$8,222	163%
Municipal distribution	3,592	2,780	29
Portfolio trading	3,104	4,839	(36)
Other	2	4	(50)

	28,313	15,845	79

Investment banking fees	3,140	4,010	(22)
Net gains on principal transactions	10,029	2,185	359
Other	233	320	(27)
Net interest revenue	5,338	11,407	(53)

Total net revenues	47,053	33,767	39

Operating expenses	31,103	20,231	54

Pre-tax income	$15,950	$13,536	18%

Taxable fixed income representatives	28	26	8%

Municipal distribution representatives	21	20	5%

Net revenues from the institutional segment increased 39% while pre-tax income was up 18% in the three-months ended March 27, 2009. Commissions in the institutional segment were up 79% for the three-months ended March 27, 2009 over the same period last fiscal year as volumes in both the taxable fixed income and municipal areas improved significantly. The volatility in the market has presented opportunities for our institutional segment. Both the taxable and municipal sides have increased their business and client base. Investment banking fees were down 22% for the three-months ended March 27, 2009 driven by a decrease in public finance advisory fees of $1.3 million. The decrease is due to the current economic environment and a lack of new municipal issues in the market. The decrease for public finance is offset by a $519,000 increase in the taxable fixed income area's advisory fees primarily Unit Investment Trust (“UIT”) underwriting activity.

Net gains on principal transactions were up 359% due to an increase in market volatility and wider spreads in the secondary market. Taxable fixed income increased $6.9 million due to the volatility in the market and increased customer activity. Municipal fixed income increased $1.0 million due to increased market volatility and wider spreads in the secondary market.

In the three-months ended March 27, 2009, net interest revenue in the institutional segment decreased 53% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This decrease is due to a 42 basis point decrease in the spread earned on securities lending balances and a 40% drop in the average balance. The disruption in the markets, the regulators’ limits on short sales and changes in our internal risk limits caused average balances in our stock loan business to fall to $1.8 billion. Net interest revenue also decreased $363,000 in the municipal business unit due to decreases in our investments in tax-exempt municipal auction rate bonds.

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	Three-Months Ended
	March 27, 2009	March 28, 2008
Average interest-earning assets:
Stock borrowed	$1,879,000	$3,083,000

Average interest-bearing liabilities:
Stock loaned	1,835,000	3,046,000

The following table sets forth the number and aggregate dollar amount of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended March 27, 2009 and March 28, 2008:

	Three-Months Ended
	March 27, 2009	March 28, 2008
Number of Issues	105	140
Aggregate Amount of Offerings	$9,474,220,000	$14,634,822,000

Operating expenses were up 54% for the three-months ended March 27, 2009 versus the same period last fiscal year primarily due to increases in commission expense and other expenses. The increase in commission expense is due to the increase in revenue produced by the institutional segment. The increase in other expenses is due to an increase of $811,000 in the amount of information technology and operating expenses allocated to the institutional segment.

Nine-months Ended:

The following is a summary of the results for the institutional segment for the nine-months ended March 27, 2009 and March 28, 2008 (dollars in thousands):

	Nine-Months Ended
	March 27, 2009	March 28, 2008	% Change
Commissions
Taxable fixed income	$54,221	$19,491	178%
Municipal distribution	11,495	6,772	70
Portfolio trading	9,546	12,407	(23)
Other	9	13	(31)

	75,271	38,683	95

Investment banking fees	13,837	15,988	(13)
Net gains on principal transactions	17,259	5,388	220
Other	784	816	(4)
Net interest revenue	28,931	25,104	15

Total net revenues	136,082	85,979	58

Operating expenses	89,063	55,084	62

Pre-tax income	$47,019	$30,895	52%

Net revenues from the institutional segment increased 58% while pre-tax income was up 52% in the nine-months ended March 27, 2009. Commissions in the institutional segment were up 95% for the nine-months ended March 27, 2009 over the same period last fiscal year as volumes in both the taxable fixed income and municipal areas significantly improved. These increases were partially offset by a decrease in the portfolio trading area due to a 28% decline in the number of trades processed. Investment banking fees were down 13% for the nine-months ended March 27, 2009 driven by a decrease in corporate finance advisory fees of $1.3 million and public finance advisory fees of $2.0 million. The decrease for corporate finance is due to a large M&A transaction that generated advisory fees in the first quarter of fiscal 2008. For public finance, the decrease is due to the current economic environment and the lack of new municipal issues.

Net gains on principal transactions were up 220% due to an increase in market volatility and wider spreads in the secondary market. The municipal business unit increased $3.6 million and the taxable fixed income unit increased $8.4 million.

In the nine-months ended March 27, 2009, net interest revenue in the institutional segment increased 15% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This increase is due to a 46 basis point increase in the spread earned on securities lending balances despite a 30% drop in the average balance. The disruption in the markets, the regulators’ limits on short sales and changes in our internal risk limits caused average balances in our stock loan business to fall by $921.0 million. Net interest revenue also increased, $2.4 million, in the municipal business unit primarily due to investments in tax-exempt municipal auction rate bonds.

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	Nine-Months Ended
	March 27, 2009	March 28, 2008
Average interest-earning assets:
Stock borrowed	$2,157,000	$3,076,000

Average interest-bearing liabilities:
Stock loaned	2,118,000	3,039,000

The following table sets forth the number and aggregate dollar amount of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the nine-month periods ended March 27, 2009 and March 28, 2008:

	Nine-Months Ended
	March 27, 2009	March 28, 2008
Number of Issues	359	432
Aggregate Amount of Offerings	$34,760,882,000	$36,944,094,000

Operating expenses were up 62% for the nine-months ended March 27, 2009 versus the same period last fiscal year primarily due to increases in commission expense of $26.5 million and other operating expense of $6.4 million. The increase in commission is due to the increase in revenue produced by the institutional segment. The increase in other operating expense is due primarily to the $5.4 million write-off for the Lehman counterparty exposure and a $500,000 increase in the amount of information technology and operating expenses allocated to the institutional segment.

Banking:

Three-months Ended:

The following is a summary of the results for the banking segment for the three-month periods ended March 31, 2009 and March 31, 2008 (dollars in thousands):

	Three-Months Ended
	March 31, 2009	March 31, 2008	% Change
Net interest revenue	$16,794	$12,296	37%
Other	(28)	1,578	(102)

Total net revenues	16,766	13,874	21

Operating expenses	17,095	9,074	88

Pre-tax income	$(329)	$4,800	(107)%

The Bank’s net revenues increased 21% while pre-tax income decreased 107% for the three-months ended March 31, 2009 as compared to the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 17.8% of consolidated net revenue for the three-months ended March 31, 2009 and 16.6% for the three-month period ended March 31, 2008. The increase in net interest revenue at the Bank is due primarily to an increase in loan volume and an increase in the yield on interest earning assets compared to the same quarter of last fiscal year.

The Bank’s operating expenses were up 88% for the three-month period ended March 31, 2009 over the same period last fiscal year. This increase is due to an increase of $1.1 million in compensation expense due to additional headcount at the Bank compared with the prior year quarter, and a $6.2 million increase in other expense due to the increase in the provision for loan losses of $5.1 million and the cost of maintaining real-estate and other foreclosed property and other expenses.

The following table sets forth an analysis of the Bank’s net interest income by the major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2009 and March 31, 2008 (dollars in thousands):

	Three-Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:

Real estate – mortgage	$412,329	$7,209	7.1%	$341,484	$6,835	8.1%
Real estate – construction	164,079	1,864	4.6	200,464	3,532	7.1
Commercial	642,892	8,909	5.6	399,128	7,884	7.9
Individual	6,976	126	7.3	6,266	123	7.9
Land	176,704	1,986	4.6	167,310	3,103	7.5
Federal funds sold	3,135	1	0.2	15,289	132	3.5
Interest bearing deposits in banks	1,143	—	0.1	29,873	98	1.3
Federal reserve funds	4,217	15	1.4	—	—	—
Investments - other	9,596	18	0.8	6,666	45	2.7

	1,421,071	$20,128	5.7%	1,166,480	$21,752	7.5%

Non-interest-earning assets:

Cash and due from banks	7,524			34,627
Other assets	33,162			28,359

	$1,461,757			$1,229,466

	Three-Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$77,063	$489	2.6%	$89,562	$1,013	4.6%
Money market accounts	45,561	37	0.3	39,974	289	2.9
Interest-bearing demand accounts	72,842	87	0.5	62,292	339	2.2
Savings accounts	933,970	1,262	0.6	779,779	6,615	3.4
Federal Home Loan Bank advances	152,108	1,459	3.9	98,896	1,199	4.9
Federal funds purchased	222	—	0.2	90	1	3.0

	1,281,766	3,334	1.1%	1,070,593	9,456	3.6%

Non-interest-bearing liabilities:

Non interest-bearing demand accounts	52,871			46,805
Other liabilities	5,561			5,883

	1,340,198			1,123,281
Stockholders’ equity	121,559			106,185

	$1,461,757			$1,229,466

Net interest income		$16,794			$12,296

Net yield on interest-earning assets			4.8%			4.2%

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the three-months ended March 31, 2009 is up slightly from the same period last fiscal year as the rate paid on deposits to brokerage customers declined in the third quarter.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	March 31, 2009 compared to March 31, 2008
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:

Real estate - mortgage	$374	$1,406	$(808)	$(224)
Real estate - construction	(1,668)	(636)	(1,225)	193
Commercial	1,025	4,776	(2,288)	(1,463)
Individual	3	14	(9)	(2)
Land	(1,117)	172	(1,196)	(93)
Federal funds sold	(131)	(104)	(125)	98
Interest bearing deposits in banks	(98)	(94)	(93)	89
Federal reserve funds	15	—	—	15
Investments - other	(27)	22	(36)	(13)

	$(1,624)	$5,556	$(5,780)	$(1,400)

	Three-Months Ended
	March 31, 2009 compared to March 31, 2008
	Total Change	Attributed to
		Volume	Rate	Mix
Interest expense:

Certificates of deposit	$(524)	$(140)	$(437)	$53
Money market accounts	(252)	40	(254)	(38)
Interest-bearing demand accounts	(252)	56	(261)	(47)
Savings accounts	(5,353)	1,297	(5,506)	(1,144)
Federal Home Loan Bank advances	260	581	(162)	(159)
Federal funds purchased	(1)	1	(1)	(1)

	(6,122)	1,835	(6,621)	(1,336)

Net interest income	$4,498	$3,721	$841	$(64)

Nine-months Ended:

The following is a summary of the results for the banking segment for the nine-month periods ended March 31, 2009 and March 31, 2008 (dollars in thousands):

	Nine-Months Ended
	March 31, 2009	March 31, 2008	% Change
Net interest revenue	$46,138	$36,381	27%
Other	542	2,854	(81)

Total net revenues	46,680	39,235	19

Operating expenses	40,102	25,268	59

Pre-tax income	$6,578	$13,967	(53)%

The Bank’s net revenues increased 19% while pre-tax income decreased 53% for the nine-months ended March 31, 2009 as compared to the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 16.4% of consolidated net revenue for the nine-months ended March 31, 2009 and 17.0% for the nine-month period ended March 31, 2008. The increase in net interest revenue at the Bank is due primarily to an increase in loan volume and a small increase in the yield on interest bearing assets.

The Bank’s operating expenses were up 59% for the nine-month period ended March 31, 2009 over the same period last fiscal year. This increase is due to an increase of $6.0 million in the provision for loan losses, increased compensation of $3.9 million from additional headcount, as well as real-estate fees and other expenses of $2.3 million. See additional discussion on the allowance for loan losses at “Financial Condition-Loans and Allowance for Probable Loan Losses.”

The following table sets forth an analysis of the Bank’s net interest income by the major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended March 31, 2009 and March 31, 2008 (dollars in thousands):

	Nine-Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:

Real estate – mortgage	$362,382	$19,946	7.3%	$263,555	$17,375	8.8%
Real estate – construction	174,370	6,894	5.3	214,546	12,689	7.9
Commercial	568,328	26,689	6.3	362,231	23,438	8.6
Individual	6,719	376	7.5	6,285	375	8.0
Land	177,785	7,186	5.4	153,297	9,912	8.6
Federal funds sold	10,574	105	1.3	68,847	2,540	4.9
Interest bearing deposits in banks	22,792	229	1.3	18,705	432	3.1
Federal reserve funds	15,245	82	0.7	—	—	—
Investments - other	7,277	100	1.8	6,199	190	4.1

	1,345,472	$61,607	6.1%	1,093,665	$66,951	8.2%

Non-interest-earning assets:

Cash and due from banks	8,176			34,815
Other assets	34,396			23,391

	$1,388,044			$1,151,871

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$84,868	$2,051	3.2%	$83,383	$2,879	4.6%
Money market accounts	45,287	333	1.0	36,466	876	3.2
Interest-bearing demand accounts	73,556	643	1.2	62,018	1,583	3.4
Savings accounts	885,915	8,358	1.3	740,994	22,138	4.0
Federal Home Loan Bank advances	122,180	4,084	4.5	80,646	3,092	5.1
Federal funds purchased	90	—	0.3	52	2	4.1

	1,211,896	15,469	1.7%	1,003,559	30,570	4.1%

Non-interest-bearing liabilities:

Non interest-bearing demand accounts	52,695			46,371
Other liabilities	6,147			6,899

	1,270,738			1,056,829
Stockholders’ equity	117,306			95,042

	$1,388,044			$1,151,871

Net interest income		$46,138			$36,381

Net yield on interest-earning assets			4.6%			4.4%

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the nine-months ended March 31, 2009 increased twenty basis points as the rate paid on deposits from brokerage customers declined.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Nine-Months Ended
	March 31, 2009 compared to March 31, 2008
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:

Real estate - mortgage	$2,571	$6,509	$(2,853)	$(1,085)
Real estate - construction	(5,795)	(2,374)	(4,195)	774
Commercial	3,251	13,323	(6,406)	(3,666)
Individual	1	26	(23)	(2)
Land	(2,726)	1,582	(3,707)	(601)
Federal funds sold	(2,435)	(2,148)	(1,855)	1,568
Interest bearing deposits in banks	(203)	94	(243)	(54)
Federal reserve funds	82	—	—	82
Investments - other	(90)	20	(125)	15

	$(5,344)	$17,032	$(19,407)	$(2,969)

Interest expense:

Certificates of deposit	$(828)	$51	$(861)	$(18)
Money market accounts	(543)	212	(607)	(148)
Interest-bearing demand accounts	(940)	294	(1,039)	(195)
Savings accounts	(13,780)	4,326	(15,128)	(2,978)
Federal Home Loan Bank advances	992	1,506	(290)	(224)
Federal funds purchased	(2)	1	(2)	(1)

	(15,101)	6,390	(17,927)	(3,564)

Net interest income	$9,757	$10,642	$(1,480)	$595

Other:

Three-months Ended:

Pre-tax loss from the other category was $7.0 million for the three-months ended March 27, 2009 compared to $9.4 million for the same period last fiscal year. The change is primarily due to an increase in miscellaneous income of $162,000, a decrease in incentive compensation of $842,000, a decrease in our employee health insurance costs of $181,000 and a decrease in fees, including licenses, professional and legal fees, of $585,000.

Nine-months Ended:

Pre-tax loss from the other category was $29.7 million for the nine-months ended March 27, 2009 compared to $26.6 million for the same period last fiscal year. The change is primarily due to a decrease in income on corporate equity securities held by SWS Group of $473,000 and a decrease in investment income of $3.0 million related to a limited partnership venture capital fund in which we are an investor.

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

Loans receivable at March 31, 2009 and June 30, 2008 are summarized as follows (in thousands):

	March 31, 2009	June 30, 2008
Real estate – mortgage	$421,323	$445,053
Real estate – construction	242,698	246,171
Commercial	568,176	419,777
Individuals	4,791	4,507
Land	170,967	170,195

	$1,407,955	$1,285,703

The following table shows the scheduled maturities of certain loans at March 31, 2009 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$158,094	$58,081	$26,523	$242,698
Commercial	102,308	240,236	225,632	568,176

Total	$260,402	$298,317	$252,155	$810,874

Amount of loans based upon:
Floating or adjustable interest rates	$240,425	$234,084	$193,687	$668,196
Fixed interest rates	19,977	64,233	58,468	142,678

Total	$260,402	$298,317	$252,155	$810,874

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

Non-performing assets as of March 31, 2009 and June 30, 2008 are as follows (dollars in thousands):

	March 31, 2009	June 30, 2008
Loans accounted for on a non-accrual basis
1-4 family	$1,503	$1,797
Lot and land development	12,218	8,741
Interim construction	5,256	5,098
Commercial real estate	12,990	2,340
Commercial loans	910	674
Consumer loans	23	12

	$32,900	$18,662

Loans past due 90 days or more, not included above	$6,047	$335

Non-performing loans as a percentage of total loans	2.7%	1.5%

Troubled debt restructurings (all REO)	$18,756	$14,219

Non-performing assets	$57,703	$33,216

Total non-performing assets as a percentage of total assets	3.9%	2.5%

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 31, 2009 and March 31, 2008 is as follows (dollars in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2009	2008	2009	2008
Balance at beginning of period	$8,931	$6,012	$6,936	$5,497
Charge-offs:
Commercial, financial and agricultural	(2,582)	(28)	(2,601)	(576)
Real estate-construction	(1,106)	(136)	(1,717)	(829)
Real estate-mortgage	—	(23)	(67)	(23)
Individuals	(9)	—	(38)	(17)

	(3,697)	(187)	(4,423)	(1,445)

Recoveries:
Commercial, financial and agricultural	8	6	20	41
Real estate-construction	155	4	155	4

	163	10	175	45

Net charge-offs	(3,534)	(177)	(4,248)	(1,400)
Additions charged to operations	5,734	676	8,443	2,414

Balance at end of period	$11,131	$6,511	$11,131	$6,511

Ratio of net charge-offs during the period to average loans outstanding during the period	0.25%	0.02%	0.33%	0.14%

The allowance for probable loan losses is applicable to the following types of loans as of March 31, 2009 and June 30, 2008 (dollars in thousands):

	March 31, 2009		June 30, 2008
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$6,802	40.5%	$4,089	32.8%
Real estate – construction	1,002	17.2	1,012	19.1
Real estate – mortgage & land	3,289	42.0	1,793	47.7
Individuals	38	0.3	42	0.4

	$11,131	100.0%	$6,936	100.0%

Over half of the loan loss allowance is allocated to the commercial loan portfolio while the commercial portfolio at the Bank represents approximately 41% of the total loan portfolio at March 31, 2009. Because these loans tend to be individually larger than residential loans, deterioration in this portfolio could lead to more volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three and nine-month periods ended March 31, 2009 and March 31, 2008 can be found in the discussion of the banking segment’s net interest income under the caption “Results of Operations-Segment-Banking.”

Certificates of deposit of $100,000 or greater were $30.3 million and $37.2 million at March 31, 2009 and June 30, 2008, respectively. The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities’ customers making up a significant source of these deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes short- and long-term Federal Home Loan Bank (“FHLB”) borrowings to match long term fixed rate loan fundings. The Bank has $1,024.7 million in funds on deposit from customers of Southwest Securities at March 31, 2009. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Short Term Borrowings and Advances from Federal Home Loan Bank

This table represents short term borrowings and advances from the FHLB which were due within one year (generally two to seven days) during the three and nine-month periods ended March 31, 2009 and March 31, 2008 (dollars in thousands):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2009		2008		2009		2008
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$32,867	1.3%	$38,838	2.7%	$32,867	1.3%	$38,838	2.7%
Average during period	44,867	1.4%	19,379	3.4%	18,276	1.8%	7,380	3.4%
Maximum balance during period	101,769	—	115,163	—	101,769	—	115,163	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $275 million. We have not received any notification from the bank indicating a change in the amount of our broker loan lines since June 2008. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At March 27, 2009, the amount outstanding under these secured arrangements was $7.5 million. To date, the largest amount outstanding at any given time during fiscal 2009 was $128.9 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under Part II-Item 1A. Risk Factors herein and “Risk Factors” in our Form 10-K filed with the SEC on September 5, 2008.

We had $250,000 outstanding under unsecured letters of credit at March 27, 2009, pledged to support our open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually at our option.

At March 27, 2009, we had an unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by a former subsidiary in the amount of $286,000. This letter of credit bears a 1% commitment fee and is renewable annually at our option.

We had an additional $500,000 outstanding under an unsecured letter of credit at March 27, 2009, pledged to support our underwriting activities, which bears a 1% commitment fee and is renewable annually at our option.

In addition to the broker loan lines, we have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line, other than the $1.036 million under unsecured letters of credit at March 27, 2009. At March 27, 2009, the total amount available for borrowing under this line of credit was $18.964 million.

We have an irrevocable letter of credit agreement aggregating $44.0 million at March 27, 2009 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at March 27, 2009), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $62.9 million at March 27, 2009.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB and vault cash. In addition, at March 31, 2009, the Bank had borrowing capacity with the FHLB of $367.3 million and a $30.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed.

The Bank has an agreement with an unaffiliated bank for a $30.0 million unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is used by the Bank to support short-term liquidity needs. At March 31, 2009, there were no amounts under this line of credit.

In the third quarter of fiscal 2009, the Bank received $15.0 million in capital from Southwest Securities. With this capital injection, management believes that the Bank’s present position with the FHLB and the availability of the federal funds loan is adequate to meet its current and future liquidity needs. The Bank is “well capitalized” as of March 31, 2009. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions would be applicable.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At March 31, 2009, $1,024.7 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the Office of Thrift Supervision (“OTS”) and the FDIC. The OTS has the authority to require additional capital as they deem appropriate. The Bank has historically met all the capital adequacy requirements to which it is subject.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 21 of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 27, 2008.

Cash Flow

Net cash provided by operating activities was $178.6 million for the nine-months ended March 27, 2009 and net cash used in operating activities was $242.6 million for the nine-months ended March 28, 2008. Cash flow from operations was primarily provided by reduced investment in loans held for sale at the Bank, reduced inventory of securities owned and a reduced balance in assets segregated for regulatory purposes.

Net cash used in investing activities for the nine-month periods ended March 27, 2009 and March 28, 2008 was $212.9 million and $137.6 million, respectively. The primary reason for the increase in cash used for investing activities was an increase in the net amount invested in loans at the Bank of $68.3 million.

Net cash used in financing activities totaled $31.7 million for the nine-month period ended March 27, 2009 compared to net cash provided by financing activities of $279.8 million for the nine-month period ended March 28, 2008. The primary reason for the decrease in the use of cash from financing activities was decreased borrowings from banks and the FHLB.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for the last three-months of fiscal 2009.

Treasury Stock

On January 15, 2008, the board of directors of SWS Group approved a plan authorizing the company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month time period beginning January 14, 2008 and ending on June 30, 2009. Currently, there are 698,944 shares authorized to be purchased under this plan. During the third quarter of fiscal 2009, no shares were purchased under this program.

Additionally, the trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. In the nine-month period ended March 27, 2009, 20,000 shares were purchased at a cost of $437,000, or $21.83 per share, and 8,226 shares were distributed pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from such vesting. As a result, in the nine-month period ended March 27, 2009, 21,901 shares were repurchased by us with a market value of $372,899, or an average of $17.03 per share, to cover tax liabilities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	14.83%
+200	10.19%
+100	5.46%
0	0%
-50	-10.00%
-100	-20.10%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at March 31, 2009 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans	$1,213,621	$17,793	$39,631	$148,041
Securities and FHLB stock	9,411	—	—	6,231
Interest bearing deposits	9,212	—	—	—

Total earning assets	1,232,244	17,793	39,631	154,272

Interest bearing liabilities:
Transaction accounts and savings	1,086,839	—	—	—
Certificates of deposit	34,088	25,430	8,809	4,033
Borrowings	30,316	4,428	16,128	91,697

Total interest bearing liabilities	1,151,243	29,858	24,937	95,730

GAP	$81,001	$(12,065)	$14,694	$58,542

Cumulative GAP	$81,001	$68,936	$83,630	$142,172

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

The following table categorizes “Securities owned, at market value” net of “Securities sold, not yet purchased, at market value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Marketable equity securities” in our available-for-sale portfolio, which are subject to interest rate and market price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$876	$4,596	$9,630	$19,371	$34,473
Auction rate municipal bonds	24,475	—	—	—	24,475
U.S. government and government agency obligations	4,026	3,202	(3,362)	192	4,058
Corporate obligations	(362)	(1,313)	3,406	15,489	17,220

Total debt securities	29,015	6,485	9,674	35,052	80,226
Corporate equity	—	—	—	3,861	3,861
Other	1,543	—	—	—	1,543

	$30,558	$6,485	$9,674	$38,913	$85,630

Weighted average yield
Municipal obligations	2.9%	2.6%	4.2%	5.8%	4.8%
Auction rate municipal bonds	1.0%	—	—	—	1.0%
U.S. government and government agency obligations	0.2%	1.8%	2.9%	4.8%	2.1%
Corporate obligations	6.2%	7.6%	12.8%	4.1%	7.1%

Available-for-sale securities, at fair value
Marketable equity securities	$—	$—	$—	$2,952	$2,952

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Except as set forth below, our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially since June 27, 2008. See our annual report on Form 10-K for the fiscal year then ended.

Fair Value

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,”, effective June 28, 2008, with the exception of non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was delayed by FASB Staff Position No. FAS 157-2 and will be effective June 27, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In October 2008, we adopted FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This staff position clarifies the application of SFAS No. 157 in an inactive market. This statement did not reinterpret or change SFAS No. 157’s existing principles but is intended to enhance comparability and consistency. In March 2009, we early adopted FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity of the Asset

or Liability Have Significantly Increased and Identifying Transactions That Are Not Orderly.” Both of these staff positions were used in our evaluation of fair value under SFAS No. 157. See “Fair Value of Financial Instruments.” These staff positions provide additional guidance for estimating fair values in accordance with SFAS No. 157, in an inactive market or where price inputs being used represent a distressed market. These staff positions also reaffirmed the objective of SFAS No. 157 which is to reflect an exit price for an asset in an orderly transaction (as opposed to a distressed or forced transaction) between market participants at the measurement date and under current market conditions.

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

•

Level 3 — Assets and liabilities utilizing Level 3 inputs include the following: a) our two equity method investments in investment partnerships (described under “Other Assets” below); b) certain REO investments; and c) certain inventories held in our securities owed and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management. Our Level 3 assets represented less than 25% of our total assets measured at fair value at March 27, 2009. No liabilities were categorized as Level 3 at March 27, 2009.

The availability of observable inputs can vary for different products. Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that we believe a market participant would use in valuing the same asset or liability. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. Greater judgment in valuation is required when inputs are less observable or unobservable in the marketplace and judgment must be applied in determining the appropriateness of available prices, particularly in assessing whether available data reflects current prices and/or reflects the results of recent market transactions. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment.

Valuation Process for Financial Instruments – Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information including current financial information, fair values of underlying financial instruments and quotations for similar instruments. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, mid-market pricing is applied and adjusted to the point within the bid-ask range that meets our best estimate of fair value.

The valuation process for financial instruments may include the use of valuation models and other techniques. Adjustments to valuations derived from valuation models may be made when, in management’s judgment, either the size of the position in the financial instrument in a non-active market or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded require that an adjustment be made to the value derived from the models. An adjustment may be made if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument and are adjusted for assumptions about risk, uncertainties and market conditions. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

Certain financial instruments and other assets trade infrequently and therefore have little price transparency. As a result, we may use alternative valuation models as methods for determining fair value. When using alternative valuation techniques or valuation models, the following techniques are applied to different financial instrument classes:

•	Auction Rate Securities – Internal methodology based on projected cash flows discounted for lack of liquidity for the securities;

•

Non-agency mortgage-backed and other asset-backed securities – Benchmarked to yields from market prices for comparable securities and calibrated based on expected cash flow characteristics of the underlying assets;

•	Investments in certain private equity funds – Discounted cash flow techniques; and

•	Real-estate owned – Most recent appraisals adjusted for changes in the real estate market at the valuation date.

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

Securities Owned and Securities Sold, Not Yet Purchased Portfolio. Securities classified as Level 1 securities primarily consist of financial instruments whose value is based on quoted market prices such as corporate equity securities and U.S. government obligations.

Securities classified as Level 2 securities include financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Securities in this category include corporate debt, certain U.S. government and government agency obligations and municipal obligations.

Securities classified as Level 3 securities include securities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. Included in this category are certain corporate equity securities and corporate and municipal debt.

We had $167,000 in realized losses for these Level 3 securities for the three-months ended March 27, 2009 and realized losses of $1.2 million for the nine-months ended March 27, 2009. We had no unrealized gains or losses for the three-months ended March 27, 2009 and unrealized gains of $143,000 for these securities for the nine-month periods ended March 27, 2009, respectively. The corporate equity securities, valued at $1,335,000, are categorized as Level 3 as these securities are valued based on an inactive market for which there are no observable inputs. These positions are not material to our total portfolio. At March 27, 2009, our Level 3 municipal debt obligations consisted of one auction rate bond position for which there is not an active trading market. This position is valued at par as of March 27, 2009, and has not been impaired as of March 27, 2009. Management believes that a valuation of this position at par is indicative of fair market value, as to date, all auction rate bonds we have held in our inventory have been sold to third parties at their par value. Also, our internal discounted cash flow valuation methodology supported a valuation at par. Currently, this position has a calculated rate of return of 1%. Based on discussions with the issuer of the bonds, it is our understanding that the entity has plans to refinance their debt. As such, we expect to receive full value on these bonds.

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

We had unrealized losses for these Level 3 securities for the three and nine-months ended March 27, 2009 of $153,000 and $2.5 million, respectively. We had realized losses for these Level 3 securities of $164,000 for both the three and nine-months ended March 27, 2009. As of March 27, 2009, we have a $1.1 million balance for the venture capital fund investment and a $2.5 million balance for the Bank’s equity fund investment. As of March 27, 2009, there was $2.9 million of REO valued at an adjusted appraisal value.

Goodwill and Intangible Assets

We performed our annual impairment test of goodwill and intangible assets in June 2008. During the third quarter of fiscal 2009, SWS’s stock price fell below its book value per share of $12.27 and the clearing segment profitability declined. As a result and given the current economic environment, SWS performed an analysis of the recoverability of the goodwill as of March 27, 2009 in accordance with FASB No. 142, “Goodwill and Other Intangible Assets,” and of the intangible asset in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on the analysis, neither our goodwill balance nor our intangible asset balance were impaired.

Goodwill is valued at $7.6 million with $4.3 million in our clearing segment and $3.3 million in our institutional segment. Both segments reported income for the three and nine-month periods ended March 27, 2009 and are expected to report income in the next reporting period. The intangible asset had a value of $2.0 million at March 27, 2009. The intangible asset is in the clearing segment.

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

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of March 27, 2009. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 27, 2009, such disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three-month period ended March 27, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Recent government actions to stabilize credit markets and financial institutions may not be effective and could adversely affect our competitive position.

The U.S. Government recently enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), the Federal Reserve’s Commercial Paper Funding Facility and Money Market Investor Funding Facility and the Federal Deposit Insurance Corporation (“FDIC”) Temporary Liquidity Guarantee Program (“FDIC Liquidity Program”). Additionally, the governments of many nations have announced similar measures for institutions in their respective countries. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock. Additionally, we expect to face increased regulation of our industry as a result of the government programs listed above. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. We also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented and could adversely affect us.

The stock and credit markets have been experiencing volatility and disruption for more than twelve months. In the past few months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we could experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations and cash flow.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the receivable due us. Any such losses could be material and could materially and adversely affect our business, financial condition and results of operations.

Our business has been and may continue to be materially and adversely affected by financial market conditions and economic conditions generally.

Our business is materially affected by conditions in the financial markets and economic conditions generally around the world. For more than the past twelve months, these conditions have changed suddenly and negatively. Since mid-2007, and particularly during the second half of 2008 and continuing in 2009, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes. Concerns about financial institution profitability and solvency as a result of general market conditions, particularly in the credit markets, may cause our clients to reduce the level of business that they do with us. Declines in asset values, the lack of liquidity, general uncertainty about economic and market activity and a lack of consumer and investor confidence have negatively impacted our business.

Our financial performance is highly dependent on the environment in which our business operates. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence and strong business earnings. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the global financial markets. In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, our business could be adversely affected in many ways.

Overall, the business environment for the past twelve to twenty-four months has been extremely adverse and there can be no assurance that these conditions will improve in the near term. In 2009, it is expected that adverse economic conditions and the recession will persist, causing a continuation of the unfavorable economic and market dynamics experienced in 2008, and possibly leading to a further decline in economic and market conditions. These conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity.

We face strong competition from larger firms.

The financial services business is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more professionals to serve their clients’ needs and more established relationships with clients than we have. These larger competitors may be better able to respond to industry change, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

Strategic investments or acquisitions may result in additional risks and uncertainties in our business.

We intend to grow our core businesses through both internal expansion and through strategic investments and acquisitions. To the extent we make strategic investments or acquisitions, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls, and to integrate relationships with clients, vendors, and business partners. Acquisitions pose the risk that any business we acquire may lose clients or employees or could under-perform relative to expectations.

Risk management processes may not fully mitigate exposure to the various risks that we face, including market risk, liquidity risk and credit risk.

We continue to refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. For example, we might fail to identify or anticipate particular risks that our systems are capable of identifying, or the systems that we use, and that are used within the industry generally, may not be capable of identifying certain risks. Some of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

65

Housing market fluctuations, specifically in North Texas, could adversely impact our banking business.

We are subject to risks as a result of fluctuations in the housing markets. Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. North Texas currently has an oversupply of finished vacant housing which will take some time for the market to absorb. This oversupply may result in a deterioration of our residential construction loan portfolio. Though mortgage rates remain attractive and unemployment in North Texas remains lower than many other regions of the country, significant fluctuations in mortgage rates and high rates of unemployment could also adversely affect our loan portfolio. A prolonged downturn in the housing market could have a significant adverse affect on our business, financial condition, results of operations and cash flow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 27, 2009 of our equity securities registered pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plans(1)
01/01/09 to 01/30/09	—	—	—	698,944
01/31/09 to 02/27/09	—	—	—	698,944
02/28/09 to 03/27/09	—	—	—	698,944

	—	—	—

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

SWS Group, Inc.
(Registrant)

May 6, 2009	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2009	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

May 6, 2009	/S/ Stacy Hodges
Date	(Signature)
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