Form 10-K
period 2009-06-26
SWS GROUP INC
filed 2009-09-09
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates on December 31, 2008 was $472,695,000 based on the closing price of the registrant’s common stock, $18.95 per share, reported on the New York Stock Exchange on December 31, 2008.

As of August 31, 2009, there were 27,574,875 shares of the registrant’s common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 17, 2009 are incorporated by reference into Part III of this report on Form 10-K.

SWS GROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain “forward-looking” information. These statements may relate to anticipated changes in revenues or earnings per share, anticipated changes in our businesses, operations or in anticipated expense levels, or in expectations regarding financial and other market conditions. We caution readers that any forward-looking information we provide is not a guarantee of future performance. Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	the interest rate environment;

•	the volume of trading in securities;

•	the liquidity in capital markets;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in the North Texas area and the national market;

•	the credit-worthiness of our clearing clients (“correspondents”), counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements; and

•	the ability to attract and retain key personnel.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

Factors which may cause actual results to differ materially from forward-looking statements include those factors discussed in this report in the sections entitled “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” “-Risk Management,” and “-Critical Accounting Policies and Estimates” and those discussed in our other reports filed with and available from the Securities and Exchange Commission (the “SEC”). All forward-looking statements we make speak only as of the date on which they are made and, except as required by law, we undertake no obligations to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

We are a diversified financial services holding company focused on delivering a broad range of investment, commercial banking and related financial services to individual, corporate and institutional investors, broker/dealers, governmental entities and financial intermediaries. We are the largest full-service brokerage firm headquartered in the Southwestern United States (based on the number of financial advisors.)

For purposes of this report, references to “we,” “us,” “our,” “SWS” and the “company” mean SWS Group, Inc. collectively with all of our subsidiaries, and references to “SWS Group” mean solely SWS Group, Inc. as a single entity.

We are a Delaware corporation and were incorporated in 1972. Our principal executive offices are located at 1201 Elm Street, Suite 3500, Dallas, Texas 75270. Our telephone number is (214) 859-1800 and our website is www.swsgroupinc.com. We do not intend for information contained on our website to be part of this Form 10-K. We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room.

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

Southwest Securities provides correspondent services to securities broker/dealers and other financial institutions in 32 states, Canada and Europe. Southwest Securities serves individual investors through its private client group offices in Texas, New Mexico, California, Nevada and Oklahoma and institutional investors nationwide. Southwest Securities executes and clears securities transactions for retail and institutional clients, extends margin credit and lends securities and manages and participates in underwriting equity and fixed income securities. For the year ended June 26, 2009, revenues from Southwest Securities accounted for approximately 74% of our consolidated revenues.

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

We currently operate one other broker/dealer subsidiary which is registered with FINRA. SWS Financial Services, Inc. (“SWS Financial”) contracts with over 300 individual registered representatives (who are FINRA licensed salespersons) for the administration of their securities business. While these registered representatives must conduct all of their securities business through SWS Financial, they may conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities’ registered representatives to compensate them for their added expenses. SWS Financial is a correspondent of Southwest Securities.

SWS Group purchased M.L. Stern & Co., LLC and its wholly-owned subsidiary Tower Asset Management, LLC (collectively, “M.L. Stern”) after the close of business on March 31, 2008. Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities in December 2008 and are operating as separate offices of Southwest Securities’ private client group. Tower Asset Management ceased business operations on June 30, 2009 and is now a wholly-owned subsidiary of SWS Group.

We offer full-service, traditional and Internet banking through Southwest Securities, FSB (the “Bank”). The Bank is a federally chartered savings bank organized and existing under the laws of the United States. Headquartered in Dallas, Texas, the Bank conducts business from its main operational office in Arlington, Texas, its fourteen banking center locations in North Texas and New Mexico, two loan production offices in Texas and one mortgage purchase office in Texas. In 2003, SWS Banc Holdings, Inc. (“SWS Banc”) was incorporated as a wholly-owned subsidiary of SWS Group in the state of Delaware and became the sole shareholder of the Bank in 2004. The Bank’s one subsidiary, FSB Development, LLC (“FSB Development”), participates in the development of single-family residential lots. Currently, FSB Development has no investments.

The annual consolidated financial statements of SWS are prepared as of the close of business the last Friday in June. The Bank’s and M.L. Stern’s annual financial statements are prepared as of June 30.

PRODUCTS AND SERVICES

In fiscal 2009, we operated through four business segments. The segments are managed separately based on the types of products and services offered and their related client bases. The segments are consistent with how we manage our resources and assess our performance. See Note 24 in the Notes to the Consolidated Financial Statements contained in this report for information regarding the revenues, income (loss) and total assets of each of our business segments.

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

Our services are tailored to meet the specific needs of our clients. We currently support a wide range of clients, including discount and full-service brokerage firms, direct access firms, registered investment advisors and institutional firms. High-volume trading firms trade actively on a proprietary basis or provide services to those customers who trade actively on a daily basis. As of June 26, 2009, Southwest Securities provided clearing services for five high-volume firms. The nature of services provided to the customers of high-volume firms and the internal costs necessary to support them are substantially different from the standard correspondent costs and services. Accordingly, fees for services to these correspondents, on a per trade basis, are discounted substantially from the fees normally charged to other customers.

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

Retail Securities. We act as securities broker through our employee registered representatives or through our independent contractor arrangements. As a securities broker, we act as agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter market for retail investors. We also extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions and we hold insurance licenses in 42 states in order to facilitate the sale of insurance and annuity products by our financial advisors to retail clients. (See discussion below). In most cases, we charge commissions to our clients, in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Some of our registered representatives also maintain licenses to sell certain insurance products. Southwest Securities is registered with the Commodity Futures Trading Commission (“CFTC”) as a non-guaranteed introducing broker and is a member of the National Futures Association (“NFA”). Southwest Securities is a fully disclosed client of two of the largest futures commodity merchants in the United States.

Our financial advisors work with their individual clients to create investment portfolios based on the client’s specific financial goals and tolerance for risk. We provide access to fee-based platforms and a wide array of products and services including access to investment management programs that can be tailored to the individual client relationship to enhance the financial advisor’s business and benefit his or her clients.

At June 26, 2009, Southwest Securities had 22 retail brokerage offices (two located in each of Dallas and Houston and one located in each of Austin, Georgetown, Longview, Lufkin, Plano, San Antonio and Southlake, Texas; one located in each of Oklahoma City and Norman, Oklahoma; one located in each of Albuquerque and Santa Fe, New Mexico; one located in each of Beverly Hills, San Diego, San Francisco, Sacramento, Monterey and Rancho Bernardo, California and one located in Henderson, Nevada) and 230 registered representatives. At that date, SWS Financial had contracts with 305 independent retail representatives.

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

Managed Accounts. Through the Managed Advisors and Accounts department of Southwest Securities, we provide advisors with a wide array of products and services to enhance and grow their advisory business. Each program can be tailored to the individual client-relationship, providing the flexibility that is key to an advisor’s success. Products available include “Premier Advisors,” which gives an investor access to approximately 75 of the world’s leading institutional money managers at competitive rates; and “Mutual Fund Advantage,” which offers an advisory service designed to assist investors with identifying an asset allocation strategy and developing a plan to work toward their long-term financial goals. The portfolio is professionally managed and is implemented through a broad array of pre-screened mutual funds. We also offer the “Partner” program, which offers fee-based, advisor-directed account solutions that include monthly and quarterly performance reporting.

Institutional. The Institutional segment is comprised of businesses serving institutional customers in the areas of securities borrowing and lending, public finance, municipal sales and underwriting, investment banking, fixed income sales and trading and equity sales.

Securities Lending Activities. Our securities lending business includes borrowing and lending securities for other broker/dealers, lending institutions and our own clearing and retail operations. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date and lending securities to other broker/dealers for similar purposes.

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

Investment Banking and Public Finance. We earn investment banking revenues by assisting corporate and public entity clients in meeting their financial needs and advising them on the most advantageous means of raising capital. Our public finance and municipal sales and underwriting professionals assist public bodies in origination, syndication and distribution of securities for municipalities and political subdivisions. In addition, we provide consulting services, including valuations of securities and companies, we arrange and evaluate mergers and acquisitions and we advise clients with respect to financing plans and related matters.

Our syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises our selling allotments to our branch office system, to institutional clients and to other broker/dealers.

Southwest Securities maintains a corporate finance branch office in Dallas, Texas and public finance branch offices in Austin, Dallas, Houston, Longview, Plano and San Antonio, Texas; Irvine, California; Hillsdale, New York; Albuquerque, New Mexico; Charlotte, North Carolina; Miami Beach, Florida and Monroe, Louisiana.

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

Fixed Income Sales and Trading and Equity Trading. Our fixed income sales and trading group specializes in trading and underwriting U.S. government and agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products. We discount our commissions substantially on institutional transactions. The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions. Southwest Securities has fixed income offices in Dallas, Texas; Chicago, Illinois; Ft. Lauderdale, Miami Beach and North Palm Beach, Florida; Encino, Mill Valley, Irvine and Beverly Hills, California; Fairfield, Connecticut; Evergreen, Colorado; Bloomfield, New Jersey; Memphis, Tennessee, New York, New York, and Richmond, Virginia.

Our Equity Trading Group focuses on providing best execution for equity and options orders for clients. We also execute institutional portfolio trades and are a market maker in a limited number of listed securities.

Banking. We offer banking services to local business through 13 full-service banking centers, two loan production offices and one loan purchase office in Texas and one full-service banking center in New Mexico. These Bank branch offices are in Arlington, Garland, Granbury, Dallas, Fort Worth, Waxahachie, Southlake, El Paso and Austin, Texas as well as Ruidoso, New Mexico. The Bank’s loan production offices are in Dallas and Frisco, Texas. The mortgage purchase office is in Arlington, Texas. We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes commercial lending, commercial real-estate lending, small business (“SBA”) lending and residential construction lending. We originate the majority of our loans internally, and we believe this business model helps us better assess and control the credit risk associated with our lending activities. The Bank offers a full array of deposit products, including checking, savings, money market and certificates of deposit. As a full-service lender, the Bank offers competitive rates and terms on business loans, as well as a full line of consumer loans. Customers have access to comprehensive Internet banking services and online bill payment. The Bank provides interim construction lending to builders throughout the North Texas market. The Bank offers commercial and commercial real estate loans as well as residential mortgages through conventional and government loans, primarily in North Texas.

Our mortgage purchase division purchases participations in newly originated residential loans (1-4 families), from various mortgage bankers nationwide. The loans are pre-committed for sale to the secondary market and remain on the Bank’s books for an average of 10-20 days. Approximately 98% of the loans are written to the standards of Fannie Mae, Freddie Mac or Ginnie Mae, and the rest are A credit jumbo loans. As of the date of this report, the Bank had 85 customer/originators across the nation. Although the Bank is exposed to credit risk before the loans are sold, there is no recourse to the Bank once the sale has closed.

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

The primary source of funds to finance clients’ margin account balances is credit balances in clients’ accounts. We generally pay interest to clients on these credit balances at a rate determined periodically. Available credit balances are used to lend funds to our customers purchasing securities on margin. SEC regulations restrict the use of clients’ funds to the financing of clients’ activities including margin account balances. Excess customer credit balances, as defined by SEC regulations, are invested in short-term securities segregated for the exclusive benefit of customers as required by SEC regulations. We generate net interest income when there is a positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances.

Revenues by Source

The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenues from clearing operations	$11,541	2%	$13,951	3%	$12,451	3%

Commissions:
Listed equities	3,473	1%	5,575	1%	11,856	3%
Over-the-counter equities	32,032	7%	36,545	8%	35,461	8%
Corporate bonds	60,486	12%	18,549	4%	11,004	2%
Government bonds and mortgage-backed securities	14,222	3%	10,111	2%	6,802	1%
Municipal bonds	51,150	11%	21,644	5%	8,223	2%
Options	2,023	—	1,976	—	1,386	—
Mutual funds	10,126	2%	12,981	3%	13,328	3%
Other	5,491	1%	3,987	1%	2,338	—

	179,003		111,368		90,398

Interest	211,873	44%	281,422	59%	292,062	62%

Investment banking fees:
Corporate	793	—	4,239	1%	4,629	1%
Municipal	13,980	3%	16,392	3%	15,742	3%
Taxable fixed income	2,872	1%	1,205	—	908	—
Other (trading and other)	622	—	414	—	289	—

	18,267		22,250		21,568

Advisory and administrative fees:
Money market funds	6,248	1%	5,798	1%	4,697	1%
Managed account fees	9,847	2%	7,038	1%	4,752	1%
Other	2,020	1%	2,431	1%	2,394	1%

	18,115		15,267		11,843

Net gains on principal transactions:
Equity securities	2,217	—	2,519	1%	2,115	—
Municipal securities	12,753	3%	2,792	1%	1,297	—
Corporate bonds	10,206	2%	2,548	1%	1,183	—
Government issues	9,724	2%	1,593	—	8,599	2%
Other	(69)	—	(799)	—	2,266	1%

	34,831		8,653		15,460

Other:
Other fee revenue from clearing operations	10,935	2%	14,740	3%	13,837	3%
Non-interest bank revenue	1,524	—	4,051	1%	3,135	1%
Floor brokerage	1,077	—	1,146	—	1,126	—
Regulatory fees	378	—	2,275	—	2,680	1%
Other	(1,867)	—	2,404	—	6,338	1%

	12,047		24,616		27,116

Total revenue	$485,677	100%	$477,527	100%	$470,898	100%

COMPETITION

We encounter intense competition in our business. We compete directly with securities firms and banks, many of which have substantially greater capital and other resources than we have. We also encounter competition from insurance companies and financial institutions in many elements of our business.

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

REGULATION

We operate in the financial services industry as, among other things, a securities broker/dealer and a bank. As a result, our businesses are highly regulated by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges, and, to a lesser extent, by foreign governmental agencies and financial regulatory bodies.

We are also under the jurisdiction of the SEC and are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.

We are a legal entity separate and distinct from our banking and non-banking subsidiaries. Our principal sources of funds are cash dividends paid by our subsidiaries, capital contributions from the sale of our securities, investment income, and borrowings. The Bank has a policy to remain “well-capitalized.” Federal laws limit the amount of dividends or other capital distributions that a banking institution can pay. The Bank must obtain prior approval from the Office Thrift Supervision (“OTS”) before it can pay dividends to us.

Regulation of the Securities Business. The securities industry in the United States is subject to extensive regulation under federal and state laws. Our U.S. broker/dealer subsidiaries are registered as such with the SEC and with FINRA. Self-regulatory organizations such as FINRA adopt rules (which are subject to approval by the SEC) for governing the industry and conduct periodic examinations of member broker/dealers. Securities firms are subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities and SWS Financial are registered in all 50 states and the District of Columbia. Southwest Securities is also registered in Puerto Rico.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, conduct, experience and training requirements for certain employees, and the manner in which we prevent and detect money-laundering activities. As a policy matter, the regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders. As a result of the global upheaval in the financial markets over the last year, governmental and self-regulatory authorities have intervened in the conduct of business by the market participants on an unprecedented scale, and these same governmental and self-regulatory authorities have expressed that they intend to severely modify the regulatory environment in the coming months and years. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees.

Our broker/dealer subsidiaries are subject to the SEC’s net capital rule (Exchange Act Rule 15c3-1) and the net capital requirements of various securities exchanges of which they are members. FINRA rules also impose limitations on the transfer of a broker/dealer’s assets. Compliance with the capital requirements may limit SWS’ operations requiring the intensive use of capital. Such requirements require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict SWS’ ability to withdraw capital from its broker/dealer subsidiaries, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect SWS’ ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require SWS to make substantial capital contributions into one or more of its broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule. As of June 26, 2009, Southwest Securities had regulatory net capital, as defined by Exchange Act Rule 15c3-1, of $113.0 million, which exceeded the amounts required by $108.5 million.

Certain activities of some SWS subsidiaries are regulated by the CFTC and various commodity exchanges. The CFTC also has net capital regulations (CFTC Rule 1.17) which must be satisfied. SWS’ futures business is also regulated by the NFA, a registered futures association. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

Banking Regulations. We are subject to the extensive regulatory framework applicable to savings and loan holding companies as well as federal savings associations and insurance agencies. This regulatory framework is primarily intended for the protection of depositors, the federal Deposit Insurance Fund (“DIF”), and the banking system as a whole, rather than for the protection of stockholders and creditors.

As a savings and loan holding company, we are subject to regulation by the OTS. The Bank is subject to regulation and examination by the OTS (its primary federal regulator).

The Bank is subject to OTS capital requirements. Federal statutes and OTS regulations have established four ratios for measuring an institution’s capital adequacy: a “leverage” ratio — the ratio of an institution’s Tier 1 capital to adjusted tangible assets; a “Tier 1 risk-based capital” ratio — an institution’s adjusted Tier 1 capital as a percentage of total risk-weighted assets; a “total risk-based capital” ratio — the percentage of total risk-based capital to total risk-weighted assets; and a “tangible equity” ratio — the ratio of tangible capital to total tangible assets.

Federal statutes and OTS regulations have also established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution is treated as well-capitalized when its risk-based capital ratio is at least 10.00%, its Tier 1 risk-based capital ratio is at least 6.00%, its leverage ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. As of June 30, 2009, the Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as a well-capitalized institution.

We may not be acquired by a savings and loan holding company, bank holding company, financial holding company, or by any individual without the approval of our governing regulatory agency. In any case, the public must have an opportunity to comment on any proposed acquisition, and that agency must complete an application review. Without prior approval from the OTS, we may not acquire more than five percent of the voting stock of any savings institution. If we engage in activities that go beyond the permissible activities of a financial holding company, we will not be permitted to participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Debt Guarantee Program (“DGP”), which is described in more detail below.

The FDIC insures the deposits of the Bank to the applicable maximum in each account, and such insurance is backed by the full faith and credit of the United States government. On October 3, 2008, then President George W. Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”), which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the temporary increase in the standard maximum insurance amount to $250,000 per depositor was extended through December 31, 2013. The coverage amount will return to $100,000 on January 1, 2014. EESA prohibits the FDIC from charging assessments on the temporary increase in deposit insurance up to $250,000.

Separate from the EESA, the FDIC instituted the FDIC Liquidity Guarantee Program on October 14, 2008 to strengthen confidence and encourage liquidity in the banking system. The FDIC Liquidity Guarantee Program has two parts, the Transaction Account Guarantee Program (“TAGP”) and the DGP. Under the original DGP, the FDIC will guarantee, through the earlier of the date of maturity, the mandatory conversion date for mandatory convertible debt or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and through June 30, 2009. On March 23, 2009, the FDIC published an Interim Rule permitting all insured depository institutions participating in the DGP to issue FDIC-guaranteed senior unsecured debt until October 31, 2009. For debt issued on or after April 1, 2009, the Interim Rule extends the FDIC’s guarantee through the earlier of the date of maturity, the mandatory conversion date for mandatory convertible debt or December 31, 2012.

Under the TAGP, the FDIC will provide full FDIC deposit insurance coverage for non-interest-bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than one half of one percent (0.5%) interest per annum, and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. On June 23, 2009, the FDIC posted a notice of proposed rulemaking seeking comment on the potential extension of the TAGP. The Bank elected to participate in both the TAGP and the DGP, however, the Bank has not issued any debt covered by the DGP. Accordingly, there is currently no cost to the Bank for electing to participate in the DGP. The TAGP permits the FDIC to assess on a quarterly basis a 10 basis point annual rate surcharge that will be applied to non-interest-bearing transaction deposit accounts with balances over $250,000 until December 31, 2009.

Effective January 1, 2007, the FDIC modified its system for setting deposit insurance assessments to maintain the DIF. In addition to the capital and supervisory factors of the former system, assessment rates under the new system will be determined by an institution’s examination rating and either its long-term debt ratings or certain financial ratios. The federal deposit insurance reform legislation also increases the amount of deposit insurance coverage for retirement accounts, allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010, and provides the FDIC more flexibility in setting and imposing deposit insurance assessments.

On February 27, 2009, the FDIC Board of Directors met to (i) approve an amended restoration plan for the DIF that extends from five years to seven years the time horizon for raising the reserve ratio for the DIF up to 1.15 percent, (ii) implement changes to the risk-based assessment system, and (iii) set assessment rates beginning in the second quarter of 2009. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 20, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment will be collected on September 20, 2009. An additional special assessment is probable for the later part of 2009, but the amount is uncertain. The FDIC issued new rules to take effect April 1, 2009 to change the way the FDIC differentiates risk and appropriate assessment rates. Base assessment rates set to take effect on April 1, 2009 will range from 12 to 45 basis points, but giving effect to certain risk adjustments in the FDIC’s rule issued on February 27, 2009, assessments may range from 7 to 77.5 basis points. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits to fund asset growth, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank (“FHLB”) borrowings, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 1.14 basis points of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Due to the overall increase in assessments, the emergency special assessment, the TAGP surcharge and future market developments, the Bank expects to pay higher deposit insurance premiums in fiscal 2010.

On March 23, 2009, the Treasury Department announced the details related to its Public Private Investment Program (“PPIP”) to address the problem of legacy assets – both real estate loans held directly on the books of banks and securities backed by loan portfolios. To address the challenge of legacy assets, the Treasury Department – in conjunction with the FDIC and the Federal Reserve Board (“FRB”) – will use $75 to $100 billion in Troubled Asset Relief Program (“TARP”) capital and capital raised from private investors on a dollar-for-dollar basis to generate $500 billion in purchasing power in the PPIP to buy legacy assets. The Treasury Department also announced that the PPIP has the potential to expand to $1 trillion over time. The Bank is studying the PPIP to determine whether it will participate in the PPIP.

Numerous regulations promulgated by the FRB as amended from time to time, affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, home ownership and equity protection, and availability of funds. Under FRB regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non-interest-bearing accounts, the historical effect of the reserve requirements is to increase the Bank’s cost of funds. The Financial Services Regulatory Relief Act of 2006 authorized the Federal Reserve banks to pay interest on reserves, subject to regulations of the FRB, effective October 1, 2011. However, the EESA changed the effective date for this authority to October 1, 2008.

The Gramm-Leach-Bliley Act (“GLBA”) includes provisions that give consumers protections regarding the transfer and use of their nonpublic personal information by financial institutions. In addition, states are permitted under the GLBA to have their own privacy laws, which may offer greater protection to consumers than the GLBA. Numerous states in which the Bank does business have enacted such laws.

The Fair and Accurate Credit Transaction Act of 2003 directed the federal banking agencies and the Federal Trade Commission, among other requirements, to issue joint regulations and guidelines regarding the detection, prevention and mitigation of identity theft, including special regulations requiring debit and credit card issuers to validate notifications of changes of address under certain circumstances. The final rules require each financial institution that holds any consumer account, or other account where there is a reasonably foreseeable risk of identity theft, to develop and implement an Identity Theft Prevention Program for combating identity theft in connection with new and existing accounts prior to November 1, 2009. The Bank implemented an identity theft policy and program, an information security and privacy policy, as well as interagency guidelines on identity theft detection, prevention, and mitigation.

The Bank Secrecy Act and the USA PATRIOT Act include numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures to ensure compliance with the provisions of the Bank Secrecy Act and the USA PATRIOT Act.

The Community Reinvestment Act (“CRA”), requires that the Bank help meet the credit needs of the communities it serves, including low-to-moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial non-compliance. In the most recent examination, we received a “Satisfactory” CRA rating from the OTS.

Although our lending activities expose us to some risk of liability for environmental hazards, we do not currently have any significant liabilities for environmental matters.

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. These initiatives may include proposals to expand or contract the powers of holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking and brokerage statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the impact that it, and any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material effect on our business.

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

The Bank’s deposits are insured by the DIF, which is administered by the FDIC, up to applicable limits for each depositor. The FDIC’s DIF is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

EMPLOYEES

At June 26, 2009, we employed 1,170 individuals. Southwest Securities employed 943 of these individuals, 230 of whom were full-time registered representatives. In addition, 305 registered representatives were affiliated with SWS Financial as independent contractors. The Bank employed 209 of these individuals at June 30, 2009.

CUSTOMERS

As of the date of this report, we provide full-service securities brokerage to approximately 48,000 client accounts and clearing services to approximately 149,000 additional client accounts. No single client constitutes a material percentage of our total business.

As of the date of this report, we provide deposit and loan services to approximately 101,000 customers through the Bank and its subsidiaries, which includes approximately 84,500 Southwest Securities’ customer accounts. No single customer constitutes a material percentage of the Bank’s total business.

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

Name	Age	Position
Donald W. Hultgren	52	Director, President and Chief Executive Officer
Kenneth R. Hanks	54	Executive Vice President, Chief Financial Officer and Treasurer
Timothy J. Hamick	40	Executive Vice President
Stacy M. Hodges	46	Executive Vice President
John L. Holt, Jr.	46	Executive Vice President
Daniel R. Leland	48	Executive Vice President
Richard H. Litton	62	Executive Vice President
James H. Ross	59	Executive Vice President

Name	Age	Position
Jeffrey J. Singer	40	Executive Vice President
W. Norman Thompson	53	Executive Vice President and Chief Information Officer
Paul D. Vinton	60	Executive Vice President
Allen R. Tubb	55	Vice President, General Counsel and Secretary

Donald W. Hultgren was elected President in November 2007 and Director and Chief Executive Officer in August 2002. He served as Executive Vice President and Director of Capital Markets from March 2000 to August 2002. From 1989 to 2000, Mr. Hultgren was employed by Raymond James & Associates in various capacities including Managing Director in the Healthcare sector of Corporate Finance and Director of Research. He is a member of the Institute of Chartered Financial Analysts and a member of the Advisory Committee for the University of Texas MBA Investment Fund. He formerly served as chairman of the board for the American Heart Association (“AHA”), Dallas, Texas Division, and is currently on the association’s Executive Committee, a member of its Investment Sub-Committee and a director of its Central States Affiliate. He also serves on the Strategic Advisory Board of the Chartered Financial Analyst Society of Dallas/Ft. Worth.

Kenneth R. Hanks was elected Treasurer and Chief Financial Officer in August 2002 and has served as Executive Vice President since June 1996. He served as Chief Operating Officer from August 1998 to August 2002. Mr. Hanks was the Chief Financial Officer from June 1996 to August 1998 and has been a Director of Southwest Securities since June 1997. Mr. Hanks served in various executive capacities at Rauscher Pierce Refsnes, Inc., a financial services company, from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with FINRA and formerly served as a member of the NASD’s District 6 Business Conduct Committee. Mr. Hanks also currently serves on the Board of Directors and is the chairman of the Audit Committee of PMFG, Inc., (Peerless) which designs and manufactures a wide range of separation filtration equipment and environmental systems for the reduction of air pollution.

Timothy J. Hamick was elected Executive Vice President in November 2007. He is also an Executive Vice President of Southwest Securities and heads its clearing services business. From 2004 to 2007, Mr. Hamick was the Managing Director and Head of Sales and Marketing for Broadcort, a division of Merrill Lynch & Co. From 1996 to 2004, Mr. Hamick was employed by The Chicago Corporation, an investment banking and brokerage company, and later ABN AMRO in various capacities including Executive Director and Senior Vice President of Clearing and Execution Services Division. Mr. Hamick has served as a member of the American Stock Exchange’s Retail Advisory Committee since 2001 and as the committee’s chairman in 2005. He also has served as a member of the Membership Committee and the Clearing Firms Committee of the Securities Industry and Financial Markets Association (“SIFMA”) since 2006.

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

Richard H. Litton has served as Executive Vice President and Executive Vice President of Southwest Securities for the Public Finance Division since July 1995. Beginning in September, 2007, he became primarily responsible for the entire municipal securities product area of Southwest Securities. Previously, Mr. Litton was President of a regional investment bank and headed the Municipal Group in the Southwest for Merrill Lynch. Mr. Litton served on various advisory committees for the Texas House of Representatives’ Financial Institutions Committee, is past member and director of the Municipal Advisory Council of Texas and currently serves on the Municipal Executive Committee and the Municipal Legal Advisory Committee of SIFMA.

James H. Ross has served as Executive Vice President since November 2004. He was elected President and Chief Executive Officer of Southwest Securities in September 2007. Mr. Ross served as the Director of the Private Client Group at Southwest Securities from March 2004 to March 2008. He has served as Chief Executive Officer of SWS Financial since March 2004. Mr. Ross came to Southwest Securities on January 5, 2004, to head the Private Client Group’s brokerage office in downtown Dallas. Prior to coming to Southwest Securities, Mr. Ross was with UBS Paine Webber, where, from April 1991 to December 2003, Mr. Ross held various positions from financial advisor to branch manager. He began his securities industry career in 1975.

Jeffrey J. Singer was elected Executive Vice President in November 2008. He is also an Executive Vice President of Southwest Securities and heads its corporate finance business. Mr. Singer most recently was President of Levantina USA, Inc., the North American subsidiary of the largest global producer of granite and marble materials, Spain’s Grupo Levantina from 2005 to 2008. Prior to joining Levantina in 2005, Mr. Singer spent his entire career working in the corporate finance sector for major investment banking firms such as Donaldson, Lufkin & Jenrette, Citigroup’s investment bank and Dillon Read (now part of UBS, Inc.).

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

WE ARE SUBJECT TO RISKS SPECIFIC TO OUR INDUSTRIES

Our business has been and may continue to be materially and adversely affected by financial market conditions and economic conditions generally. Our business is materially affected by conditions in the financial markets and economic conditions generally around the world. For more than the past twelve months, these conditions have changed suddenly and negatively. Since mid-2007, and particularly during the second half of 2008 and continuing in 2009, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes. Concerns about financial institution profitability and solvency as a result of general market conditions, particularly in the credit markets, may cause our clients to reduce the level of business that they do with us. Declines in asset values, the lack of liquidity, general uncertainty about economic and market activity and a lack of consumer and investor confidence have negatively impacted, and may continue to negatively impact, our business.

Our financial performance is highly dependent on the environment in which we operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence and strong business earnings. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the global financial markets. In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, our business could be adversely affected in many ways.

Overall, the business environment for the past twelve to twenty-four months has been extremely adverse and there can be no assurance that these conditions will improve in the near term. For the remainder of 2009, it is expected that adverse economic conditions and the recession will persist, causing a continuation of the unfavorable economic and market dynamics experienced in 2008, and possibly leading to a further decline in economic and market conditions. These conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity.

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

Housing market fluctuations, specifically in North Texas, could adversely impact our banking business. We are subject to risks as a result of fluctuations in the housing markets. Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. North Texas currently has an oversupply of finished vacant housing which will take some time for the market to absorb. This oversupply may result in a deterioration of our residential construction loan portfolio. Though mortgage rates remain attractive and unemployment in North Texas remains lower than in many other regions of the country, significant fluctuations in mortgage rates and high rates of unemployment could also adversely affect our loan portfolio. A prolonged downturn in the housing market could have a significant adverse affect on our business, financial condition, results of operations and cash flow.

Government actions to stabilize credit markets and financial institutions may not be effective and could adversely affect our competitive position. The U.S. Government has enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Troubled Asset Relief Program, the Federal Reserve’s Commercial Paper Funding Facility and Money Market Investor Funding Facility and the FDIC Temporary Liquidity Guarantee Program. Additionally, the governments of many nations have announced similar measures for institutions in their respective countries. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. If these programs fail to have their intended effects, it could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock. Additionally, we expect to face increased regulation of our industry as a result of the government programs listed above. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. We also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

The soundness of other financial institutions could adversely affect us. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even speculation about, one or more financial services institutions, or the financial services industry generally, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the receivable due us. Any such losses could be material and could materially and adversely affect our business, financial condition, results of operations and cash flow.

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

Misconduct or errors by our employees or entities with which we do business could harm us and is difficult to detect and prevent. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct could involve the improper use or disclosure of confidential information, and error could involve the failure to follow or implement procedures, either of which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter misconduct or errors and the precautions we take to detect and prevent this activity may not be effective in all cases. Our ability to detect and prevent misconduct or errors by entities with which we do business may be even more limited. We may suffer reputational harm for any misconduct or errors by our employees or those entities with which we do business.

Failure to comply with the extensive state and federal laws governing our securities and banking operations, or the regulations adopted by several self-regulatory agencies having jurisdiction over us, could have material adverse consequences for us. Broker/dealers and banks are subject to regulation in almost every facet of their operations. Our ability to comply with these regulations depends largely on the establishment and maintenance of an effective compliance system as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed non-compliance with these laws or regulations or possibly for the claimed non-compliance of our correspondents. If a claim of non-compliance is made by a regulatory authority, the efforts of our management could be diverted to responding to such claim and we could be subject to a range of possible consequences, including the payment of fines and the suspension of one or more portions of our business. Our clearing contracts generally include automatic termination provisions which are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. Compliance with capital requirements could limit our ability to pay dividends at SWS or may impede our ability to repurchase shares of our capital stock. In addition, today’s economic and political environment calls into question the present regulatory structure and the laws and rules enforced thereunder. As such, it is likely that the rules and regulatory structure with which our business must comply will change. While the nature and scope of these regulatory changes cannot be predicted, they could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Our margin lending, stock lending, securities execution, bank lending and mortgage purchase businesses are all subject to credit risk. Credit risk in all areas of our business increases if securities prices decline rapidly because the value of our collateral could fall below the amount of indebtedness it secures. In rapidly appreciating markets, credit risk increases due to short positions. Our securities lending business subjects us to credit risk if a counterparty fails to perform. In securities transactions, we are subject to credit risk during the period between the execution of a trade and the settlement by the customer.

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

Significant failures by our customers, including correspondents, or clients to honor their obligations, together with insufficient collateral and reserves, could have a material adverse affect on our business, financial condition, results of operations and cash flow.

If our allowance for loan losses is not sufficient to cover actual loan losses, the profitability of our banking segment could decrease. Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. We make various assumptions, estimates, and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on a number of factors, including our own experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary that would have a material adverse effect on our operating results.

The Bank’s mortgage, residential construction commercial real-estate and commercial lending businesses are dependent on the general health of the North Texas economy. A significant downturn in the local North Texas economy could adversely affect these lines of business, and consequently our financial condition, results of operations and cash flow.

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

We face strong competition from larger firms. The financial services business is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. Many of our competitors have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more professionals to serve their clients’ needs and better established relationships with clients than we have. These larger competitors may be better able to respond to industry change, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally.

The industry in which we compete has undergone a period of consolidation. We face intense competition for the clients that we serve and the products and services we offer. There has been significant consolidation as financial institutions with which we compete have been acquired by or merged into or acquired other firms. This consolidation may continue. Competition is based on many factors, including the range of products and services offered, pricing, customer service, brand recognition, reputation and perceived financial strength. Consolidations may enable other firms to offer a broader range of products and services than we do, or offer such products at more competitive prices.

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

We depend on our computer and communications systems and an interruption in service would negatively affect our business. Our businesses rely on electronic data processing and communications systems. The effective use of technology allows us to better serve clients, increases efficiency and enables firms to reduce costs. Our continued success will depend, in part, upon our ability to successfully maintain and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands and our ability to retain skilled information technology employees. Significant malfunctions or failures of our computer systems or any other systems in the trading process (e.g., record retention and data processing functions performed by third parties, and third party software, such as Internet browsers) could cause delays in customer trading activity. Such delays could cause substantial losses for customers and could subject us to claims from customers for losses, including litigation claiming fraud or negligence. In addition, if our computer and communications systems fail to operate properly, regulations would restrict our ability to conduct business. Any such failure could prevent us from collecting funds relating to customer transactions, which would materially impact our cash flow. Any computer or communications system failure or decrease in computer system performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Several of our product lines rely on favorable tax treatment and changes in federal tax law could impact the attractiveness of these products to our customers. We offer a variety of services and products, such as Individual Retirement Accounts and municipal bonds that rely on favorable federal income tax treatment to be attractive to our customers. Should favorable tax treatment of these products be eliminated or reduced, sales of these products could be materially impacted, which could have a material adverse impact on our business, financial condition, results of operations and cash flow.

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

Risk management processes may not fully mitigate exposure to the various risks that we face, including market, liquidity and credit risk. We continue to refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. For example, we might fail to identify or anticipate particular risks that our systems are capable of identifying, or the systems that we use, and that are used within the industry generally, may not be capable of identifying certain risks. Some of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. As a result, we also take a qualitative approach in reducing our risk. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

Insurance Risks. Our operations and financial results are subject to risks and uncertainties associated with the increasing costs and regulatory changes related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including, without limitation, property and casualty, workers’ compensation, general liability, and the company-funded portion of employee-related health care benefits. While the nature and scope of increasing costs and regulatory changes cannot be predicted, they could have a material adverse effect on our business, financial condition, results of operations and cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We receive from time to time written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved.

ITEM 2. PROPERTIES

Our executive offices and primary operations are located in approximately 163,000 square-feet of leased space in an office building in Dallas, Texas. The lease expires in 2020. Our other office locations are leased and generally do not exceed 28,000 square feet of space. We conduct our clearing operations primarily at the Dallas headquarters, and our securities lending activities are conducted from our offices in Old Bridge, New Jersey and New York, New York.

We have 22 retail brokerage offices with eleven in Texas, two in Oklahoma, two in New Mexico, six in California and one in Nevada. In keeping with management’s goal to become the leading brokerage firm in the Southwest, we plan to expand our offices throughout the region.

We have twelve public finance branch offices, with six in Texas, one in New Mexico, one in North Carolina, one in Florida and one in California. In addition, public finance has two additional branches in New York and Louisiana for which SWS does not maintain an office. We have fifteen fixed income branch offices, with one branch in each of Texas, Illinois, Connecticut, Colorado, New Jersey, Tennessee, New York and Virginia, four in California and three in Florida. Our corporate finance office is located in Dallas, Texas. We also have a disaster recovery site in Dallas, Texas covering our brokerage and banking operations.

The company has developed business continuity plans that are designed to permit continued operation of business critical functions in the event of disruptions to our Dallas, Texas headquarters facility as well as critical facilities used by our major subsidiaries. Our critical activities can be relocated among our normal operating facilities and our North Dallas business recovery and disaster recovery center. Our North Dallas facility houses redundant securities and bank processing facilities adequate to replace those found in our primary data center. Our plans are periodically tested, and we participate in industry-wide tests within the securities industry.

The Bank leases its approximately 25,000 square-foot main operational office located in Arlington, Texas, leases branch offices in Arlington, Downtown Dallas, Park Cities, Fort Worth and Garland, Texas, and Ruidoso, New Mexico and leases separate space in Frisco and Dallas, Texas for loan production offices. The Bank leases the land and owns the non-operational drive-in facilities located in central Arlington, Texas. The Bank owns its banking facilities in Granbury, Waxahachie and South Arlington, Texas.

Management believes that our present facilities are adequate for the foreseeable future, exclusive of expansion opportunities.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the symbol “SWS.” At August 31, 2009, there were 316 holders of record of our common stock and approximately 8,000 beneficial holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
June 28, 2008 to June 26, 2009
Cash dividend declared per common share	$0.09	$0.09	$0.09	$0.09
Stock price range
High	$22.52	$21.08	$19.29	$17.13
Low	$12.90	$10.01	$11.88	$11.77

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
June 30, 2007 to June 27, 2008
Cash dividend declared per common share	$0.08	$0.08	$0.09	$0.09
Stock price range
High	$22.99	$18.99	$16.01	$19.70
Low	$16.38	$11.65	$10.13	$11.30

The following table provides information about purchases by SWS during the quarter ended June 26, 2009 of our equity securities registered pursuant to Section 12 of the Exchange Act:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
3/28/09 to 4/24/09	—	—	—	698,944
4/25/09 to 5/29/09	196	12.66	—	698,944
5/30/09 to 6/26/09	—	—	—	698,944

	196	12.66	—

(1)

All of the 196 shares purchased during the three-month period ended June 26, 2009 were acquired from grantees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to purchase common stock.

(2)

On January 15, 2008, the board of directors of SWS Group approved and announced a plan authorizing the company to purchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month time period beginning January 14, 2008 and ending on June 30, 2009. In August 2009, a plan to purchase up to 500,000 shares of our common stock, expiring February 28, 2011, was approved by our Board of Directors.

Dividend policy. The company expects to continue paying cash dividends. However, the payment and rate of dividends on the company’s common stock is subject to several factors including operating results, financial requirements of the company, and the availability of funds from the company’s subsidiaries, including the broker-dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA; and the Bank, which may be subject to restrictions by federal banking agencies.

Equity Compensation Plan Information

Restricted Stock Plan. On November 12, 2003, our stockholders approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). In November 2007, the stockholders of SWS Group approved an amendment to the plan to increase the number of shares available under the plan by 500,000. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of our common stock to our directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan is fully vested after three years, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant. At June 26, 2009, the total number of shares outstanding was 300,588 and the total number of shares available for future grants was 526,342.

Deferred Compensation Plan. On November 10, 2004, the shareholders of SWS Group approved the 2005 Deferred Compensation Plan (the “2005 Plan”), the effective date of which was January 1, 2005, for eligible officers and employees to defer a portion of their bonus compensation and commissions. The 2005 Plan was designed to comply with the American Jobs Creation Act of 2004. Contributions to the 2005 Plan consist of employee pre-tax contributions and SWS Group’s matching contributions, in the form of SWS Group common stock, up to a specified limit.

The assets of the 2005 Plan include investments in SWS Group common stock, Westwood Holdings Group, Inc. (“Westwood”) common stock, and company-owned life insurance (“COLI”). Investments in SWS Group common stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the Consolidated Statements of Financial Condition. The 2005 Plan limits the number of shares of SWS Group common stock that may be issued to 375,000 shares. The number of shares of SWS Group common stock available for future issuance under the plan was 58,804 at June 26, 2009. Investments in Westwood common stock are carried at market value and recorded as marketable equity securities available for sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in Other Assets in the Consolidated Statements of Financial Condition.

For the fiscal year ended June 26, 2009, approximately $12.1 million, with a market value of $12.3 million, was invested in the 2005 Plan. At June 26, 2009, funds totaling $2.8 million were invested in 186,871 shares of our common stock. Approximately $3.0 million of compensation expense was recorded for participant contributions and employer matching contributions related to the 2005 Plan in fiscal year 2009.

The trustee of the 2005 Plan is Wilmington Trust Company.

Stock Option Plans. There were no active stock option plans at June 26, 2009. All current outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contracted expiration date occurs. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and all options are fully vested.

We account for the plans under the recognition and measurement principles of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” See Note 1(q) in the Notes to the Consolidated Financial Statements contained in this report.

The following table sets forth certain information concerning all equity compensation plans approved by our stockholders and all equity compensation plans not approved by our stockholders as of June 26, 2009.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 26, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	709,029	(1)	$12.50	(2)	585,146	(3)
Equity compensation plans not approved by stockholders(4)	2,230		$17.23		—

Total	711,259		$12.52		585,146

(1)

Amount represents 522,158 shares issuable upon the exercise of options granted under the 1996 Plan and 186,871 stock units credited to participants’ accounts under the 2005 Plan (see descriptions above). The stock units credited to the participants’ accounts under the 2005 Plan are not included in the weighted average exercise price calculation.

(2)	Calculation of weighted-average exercise price does not include stock units credited to participants’ accounts under the 2005 Plan.

(3)

Amount represents 58,804 shares available for future issuance under the 2005 Plan and 526,342 shares available for future issuance under the Restricted Stock Plan. The 1996 Plan expired on February 1, 2006. Thus, there are no longer any shares available for issuance. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs.

(4)

The 1997 Plan expired August 19, 2007. Thus, there are no longer any shares available for issuance. All options outstanding under the 1997 Plan may still be exercised until their contracted expiration date occurs.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended June 26, 2009 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, and other financial information contained in this report.

The following items, all of which impact the comparability of the data from year-to-year, should be considered: (i) the sale of certain assets of FSB Financial, LTD (“FSB Financial”) in the third quarter of fiscal 2006 (See additional discussion in Note 1(v) in the Notes to the Consolidated Financial Statements contained in this report) and (ii) the declaration on November 30, 2006 by our Board of Directors of a 3-for-2 stock split effected in the form of a 50% stock dividend. Additional items that should be considered are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Events and Transactions.”

(In thousands, except ratios and per share amounts)

	Year Ended
	June 26, 2009	June 27, 2008	June 29, 2007	June 30, 2006	June 24, 2005
Consolidated Operating Results:
Total revenue	$485,677	$477,527	$470,898	$391,618	$326,799
Net revenue (1)	381,621	301,631	273,615	252,944	249,692
Net income from continuing operations	23,631	30,854	37,507	28,637	28,082
Net income from discontinued operations	—	17	102	12,696	3,250
Extraordinary gain, net of tax of $571 in 2008	—	1,061	—	—	—
Net income	23,631	31,932	37,609	41,408	31,332
Earnings per share – basic
Income from continuing operations	$0.87	$1.13	$1.39	$1.09	$1.09
Income from discontinued operations	—	—	—	0.49	0.12
Extraordinary gain	—	0.04	—	—	—
Net income	$0.87	$1.17	$1.39	$1.58	$1.21
Earnings per share – diluted
Income from continuing operations	$0.87	$1.13	$1.37	$1.08	$1.08
Income from discontinued operations	—	—	0.01	0.49	0.12
Extraordinary gain	—	0.04	—	—	—
Net income	$0.87	$1.17	$1.38	$1.57	$1.20
Weighted average shares outstanding – basic	27,104	27,228	26,972	26,162	25,819
Weighted average shares outstanding – diluted	27,233	27,378	27,284	26,420	26,096
Cash dividends declared per common share	$0.36	$0.34	$1.30	$0.95	$0.27

Consolidated Financial Condition:
Total assets	$4,199,039	$5,118,251	$5,074,585	$4,657,851	$4,631,144
Long-term debt (2)	111,913	95,194	66,989	37,341	34,808
Stockholders’ equity	340,357	323,006	306,447	289,472	265,770
Shares outstanding	27,263	27,196	27,492	26,592	25,995
Book value per common share	$12.48	$11.88	$11.15	$10.89	$10.23

Bank Performance Ratios:
Return on assets	0.2%	0.6%	1.3%	1.5%	1.2%
Return on equity	2.6%	6.8%	15.3%	16.1%	13.6%
Equity to assets ratio	8.5%	8.4%	8.2%	9.6%	8.6%

(1)	Net revenue is equal to total revenues less interest expense.

(2)	Includes Federal Home Loan Bank advances with maturities in excess of one year.

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

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial impact on our business and results of operations. In addition, we face substantial competition in each of our lines of business. See “Forward-Looking Statements,” “Item 1. Business-Competition,” “-Regulation” and “Item 1A. Risk Factors.”

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

Retail. We offer retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employee registered representatives and our independent contractors. This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances. We seek to grow our retail brokerage business by increasing our distribution capabilities through the recruitment of additional registered representatives. Prior to December 31, 2008, the retail segment included M.L. Stern & Co., LLC and its wholly owned subsidiary, Tower Asset Management, LLC, (collectively, “M.L. Stern”). Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities, Inc. in December 2008 and are operating as separate offices of our private client group (references to M.L. Stern include these operations). These operations are included in our retail segment. Effective April 4, 2009, M.L. Stern withdrew from registration with FINRA, the SEC and all states. Tower Asset Management, LLC provided investment advisory services to high net worth individuals or families who required investment expertise and personal services. Tower Asset Management, LLC ceased operations on June 30, 2009.

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

Banking. We offer traditional banking products and services and focus on business banking including commercial lending, commercial real-estate lending, SBA lending and residential construction lending. The Bank earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors. We seek to grow our Bank by adding experienced bankers and through acquisition.

The “other” category includes SWS Group, corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”) and NYSE Euronext, Inc. (“NYX”).

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile during fiscal 2009. As of June 26, 2009, equity market indices had declined from a year ago with the Dow Jones Industrial Average (the “DJIA”) decreasing 26%, the Standard & Poor’s 500 Index down 28% and the NASDAQ Composite Index down 21%. During fiscal 2009, the DJIA closed below 7,000 for the first time since May of 1997 and was 8,348 at the close of trading on June 26, 2009, a 29% gain from its lowest point in the third quarter, March 9, 2009. Volume remained active with average daily volume for the quarter on the New York Stock Exchange increasing 16% over fiscal 2008. In the past quarter, equity market indices have rallied; however, it is unclear whether this is sustainable.

The turmoil in the general economy and upheavals in the credit markets continued through the fourth quarter of fiscal 2009. The disruptions and developments over the past eighteen months have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. The U.S. government has taken several actions to intervene in support of the credit markets, including the Troubled Asset Relief Program, through which the U.S. government is authorized to purchase up to $700 billion in whole loans and mortgage-related securities as well as to invest directly in financial institutions and commercial paper. Additional actions include the guarantee of certain money market mutual fund and bank borrowings and increased FDIC insurance for certain customer bank deposit accounts. Additionally, the government stepped in to take over the operations of Fannie Mae, Freddie Mac and American International Group, Inc. (“AIG”) while allowing Lehman Brothers (“Lehman”) to fail.

In October 2008, the U.S. Congress passed and the U.S. President signed into law the EESA. This new law brought many changes to the economic landscape in the hope of helping the U.S. economy. In addition, the U.S. President signed into law on February 17, 2009 the American Recovery and Reinvestment Act of 2009 (“ARRA”). This new legislation was designed to help stabilize the U.S. stock markets. The U.S. President has also brought several new proposals to the legislature for consideration, including plans to help the struggling mortgage and banking industries. However, the EESA, the ARRA and the proposed new legislation will take time to show their impact on the U.S. economy.

The FRB lowered the federal funds rate by 175 basis points from June 30, 2008 to June 30, 2009 and lowered collateral requirements in the hopes of increasing liquidity in the financial markets.

Investors have responded to the volatile markets with a flight to quality which has, in turn, reduced yields on short-term U.S. treasury securities and has produced a dramatic reduction in commercial paper issuance. Securities and banking regulators have been active in establishing temporary rules and regulations to respond to this crisis. Some of these actions have resulted in temporary or, in some cases, permanent, restrictions on certain types of securities transactions, most notably certain types of short sales of equity securities.

The fourth quarter of fiscal 2009, brought some improvement and stabilization in the financial and credit markets. Credit standards, which tightened dramatically during early fiscal 2009, have started showing some signs of stability. Unemployment rates and foreclosures, which increased substantially during the year, are showing some signs of improvement. All of these factors have had an impact on our businesses at the Bank and the brokerage.

Impact of Credit Markets

Brokerage: On the brokerage side of the business, volatility in the credit and mortgage markets, coupled with the declining stock market, impacted several aspects of our business primarily related to valuation of securities, liquidity, counterparty risk and reduced investor interest in maintaining or originating margin loans.

Valuation of Securities

While trading in sub-prime collateralized debt obligations, proprietary structured products, credit default swaps and other volatile investments are not primary activities for us, we do trade other debt and equity securities and we have seen deterioration in the marketability and valuation of some of these products as the market for these types of securities are not functioning normally.

In order to take advantage of attractive tax-free yields for the company, we began investing in certain auction rate municipal bonds in the spring of 2008. At the end of fiscal 2009 and 2008, we held $23.9 million and $88.2 million, respectively of auction rate municipal bonds. In fiscal 2009, we purchased $17.9 million and sold $82.3 million in auction rate municipal bonds, reducing our holdings to $23.9 million, which represents one security and 26.3% of our municipal obligations portfolio at June 26, 2009. This security is an investment grade credit, is valued at its par value and as of June 26, 2009 is yielding approximately 1% per year. While management does not expect any reduction in the cash flow from this bond, prolonged failure of this auction could indicate an impairment in the value due to lack of liquidity. We expect the issuer of this bond to refinance their debt within the next fiscal year. See additional discussion under “Critical Accounting Policies-Fair Value.”

Our customers own $4.6 million in auction rate bonds. Our customers also hold approximately $25.5 million in auction rate preferred securities which were generally purchased at other brokerage firms and transferred to Southwest Securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

At June 26, 2009, four customers of Southwest Securities and one customer of SWS Financial held approximately $6.0 million of auction rate preferred securities that were purchased through us. Substantially all of these securities are subject to partial redemption and/or restructuring by the sponsors. We also hold $1.7 million in proprietary positions in auction rate preferred securities. A number of our competitors who sold or underwrote these securities have been required by regulators to repurchase these securities from their customers. We have not been contacted by any of our regulators in regard to a requirement to repurchase these securities from our customers nor have there been any inquiries to review our customers’ holdings of such securities. However, should we be required to take similar action, our liquidity could be negatively impacted.

We also trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. Inventories of these securities are priced using a third-party pricing service and are reviewed monthly to ensure reasonable valuation. At June 26, 2009, we held mortgage and asset-backed securities of approximately $3.2 million included in “Securities owned, at market value” on the Consolidated Statements of Financial Condition.

Customer margin balances have also been negatively impacted by the declining stock market values, which reduces the net interest we earn on customer accounts.

We have one investment in a venture capital partnership which we account for using the equity method of accounting, which approximates fair value. This venture capital fund invests in small businesses in various stages of development and that operate in a variety of industries. During fiscal 2009, we recorded losses of $2.7 million on this investment. A prolonged downturn in the economy could lead to a continued decline in the fair value of this investment. At June 26, 2009, this investment was recorded at $1.0 million.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. Substantially all of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced reductions in our borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. All of these actions have had a negative impact on our liquidity. Should our lenders take additional similar actions, the cost of conducting our business will increase and our volume of business could be limited.

The volatility in the U.S. stock markets is also impacting our liquidity through increased margin requirements at our clearing houses. These margin requirements are determined through a combination of risk factors including volume of business and volatility in the U.S. stock markets. Consequently, our margin requirements at our clearinghouses during fiscal 2009 ranged as high as 37% greater than our highest margin requirement in fiscal 2008. To the extent we are required to post cash or other collateral to meet these requirements, we have less borrowing capacity to finance our other businesses. In the third quarter of fiscal 2009, one of our securities lending clearing houses changed the computation of its margin requirement by implementing new margin requirements for the stock loan business. In response to this change, we implemented new risk management reports for this business unit which effectively limited any negative impact from this change. This increase in our margin requirement could impact the volume of stock loan business we conduct.

Failure of Financial Institutions

On September 19, 2008, Lehman filed for protection from its creditors with the SIPC. Lehman was one of our counterparties in our securities lending business. We had been working for several weeks to reduce our exposure to Lehman prior to the bankruptcy filing. Lehman had an obligation to us for stock borrowed of approximately $10.3 million at the time of the bankruptcy filing, which was backed by approximately $9.7 million in collateral. Subsequent sales and revaluation of the collateral since the bankruptcy filing have led to an expected shortfall in collateral value of $5.4 million. The company recorded this loss in the first quarter of fiscal 2009. The company had no exposure resulting from the U.S. intervention in Fannie Mae, Freddie Mac or AIG.

Bank: Deterioration in the residential construction loan portfolio showed some improvement over the past two quarters, with non-performing assets decreasing $1.8 million in the third quarter of fiscal 2009 and an additional $2.1 million in the fourth quarter of fiscal 2009. Though these non-performing assets continue at elevated levels, we are encouraged by the improvement and anticipate this to continue over the next few quarters. Residential Strategies, Inc. (“RSI”), a Dallas-Fort Worth based market research and consulting firm specializing in new home activity, reported Dallas-Fort Worth overall inventory of new housing including finished and under construction inventory at a total of 10,523 units, a 6.29 month supply. A 6.0 month supply is considered a balanced inventory.

As we move through this economic cycle, the improvement in residential markets has been offset by accelerated deterioration in the commercial real estate market. As commercial transactions are typically larger than residential, we expect that losses will tend to be larger than in the residential portfolio as we move through this phase of the cycle.

Non-performing assets decreased $1.6 million during the fourth quarter of fiscal 2009 but increased $22.9 million for the year. Provision for loan losses totaled $4.9 million for the fourth quarter and $13.3 million for fiscal year 2009 compared to $5.7 million for the third quarter of fiscal 2009 and $3.5 million for fiscal 2008. Net charge-offs for the fourth quarter were $1.2 million compared to $3.5 million in the third quarter. Net charge offs for fiscal 2009 were $5.5 million compared to $2.1 million for fiscal 2008. We anticipate losses and provision expense to remain at these levels for the next few quarters. The allowance for loan losses increased 112.0% to $14.7 million at June 30, 2009 compared to $6.9 million at June 30, 2008. The allowance represents 1.3% of loans not held for sale, up from 1.0% in the third quarter of fiscal 2009 and 0.74% at June 30, 2008.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each depository institution’s assets minus Tier 1 capital as of June 30, 2009. This special assessment will be collected September 30, 2009. The Bank accrued this expense in June, which totaled approximately $700,000. The FDIC has indicated there may be additional special assessments in the future. With FDIC’s current authority to impose these special assessments expiring on January 1, 2010, we anticipate an additional special assessment may be announced in the first or second quarter of 2010. The amount of any such additional special assessment is not currently estimable.

Passage of the EESA temporarily increased deposit insurance coverage from $100,000 per insured depositor to $250,000 per insured depositor. This increase is currently expected to expire December 31, 2013. On October 14, 2008, the U.S. Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991, which provides the FDIC with flexibility to provide a 100 percent guarantee of newly issued senior unsecured debt and non interest bearing transaction accounts. The transaction account guarantee program is set to expire December 31, 2009. On June 23, 2009, the FDIC posted a notice of proposed rulemaking seeking comment on the potential extension of the transaction account guarantee program. The Bank and SWS Group are participating in this program and anticipate continued participation if the program is extended. No senior unsecured debt has been issued by SWS Group or the Bank.

Also on October 14, 2008, the U.S. Treasury announced a capital purchase program which would inject $250 billion of capital into the banking system primarily through the TARP. In January 2009, management determined it was not in the best interest of the company to participate in this form of funding.

In June 2009, the U.S. Treasury announced its proposed Financial Regulatory Reform. These proposals offer sweeping changes to the regulatory environment of the Bank, which could lead to significant changes in our business model if passed into law. Included in these proposals is the desire to eliminate the federal thrift charter and the creation of a new federal government agency, the National Bank Supervisor (“NBS”) which would take over responsibilities of the Office of the Comptroller of the Currency and Office of Thrift Supervision. Bank management is actively analyzing the potential impact of such legislation.

To strengthen the balance sheet and provide support for additional growth, SWS Group injected $25.0 million of capital in the Bank, $15.0 million during the third quarter of fiscal 2009 and $10.0 million during the fourth quarter of fiscal 2009. This injection improved the Bank’s capital position resulting in improved risk based and core capital ratios. The additional capital also allows the Bank to continue to take advantage of good lending opportunities in the markets it serves.

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the facts and circumstances surrounding these transactions and the impact on our results is presented below:

NYSE/Archipelago. We owned 23,721 shares of Archipelago Holdings, LLC (“Archipelago”) common stock prior to the merger of Archipelago and the NYSE in March 2006, for which we received 23,721 unrestricted shares of the new entity NYX. As part of the merger, we also surrendered our NYSE seat (carried at a cost of $230,000) in return for $300,000 in cash and 80,177 restricted shares of NYX common stock. On October 1, 2008, the NYX removed the restrictions on the remaining 26,725 shares that were set to lapse in March 2009. As of June 26, 2009, all of the NYX shares were unrestricted.

In July 2007, ownership of the NYX stock was transferred from Southwest Securities to SWS Group. These shares are now recorded as marketable equity securities available for sale and changes in valuation appear in the other comprehensive income line in the consolidated statements of income and comprehensive income. At June 27, 2008, we recorded a loss in other comprehensive income of $1.9 million, $1.3 million net of tax, on the NYX shares that we own. In fiscal 2007, we recorded gains of $1.2 million, in net gains (losses) on principal transactions, from the market appreciation of our shares of NYX.

As a result of the depressed price of NYX, SWS determined that it must review this security to evaluate whether such security was other than temporarily impaired. The review of this security was conducted in the fourth quarter of fiscal 2009.

To evaluate whether the decline in value for NYX was other than temporary, SWS reviewed the following factors:

•	The length of time and the extent to which the market value has been less than cost;

•

The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential;

•	The intent and ability of SWS to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value; and

•	The cyclicality and volatility of the investment.

Based on this review, it was determined that the decline in value for NYX was other than temporary. Consequently, realized losses of $4.3 million were recorded in other expenses. The new cost basis of the NYX investment is $2,909,000, the market value of the NYX shares at June 26, 2009.

Write-off of $5.4 million for stock loan. In the first quarter of fiscal 2009, we wrote-off $5.4 million related to a deficit in the collateral securing a counterparty obligation of Lehman. We experienced the counterparty deficit as a result of Lehman declaring bankruptcy on September 19, 2008. Lehman had an obligation to us for stock borrowed of approximately $10.3 million at the time of the bankruptcy filing, which was backed by approximately $9.7 million in collateral. Subsequent sales and revaluation of the remaining collateral resulted in a $5.4 million deficit. We have made a claim to SIPC and are negotiating with other counterparties to mitigate the deficit. However, the potential for a successful recovery is unknown at this time. This write-off was recorded in other expenses on the consolidated statements of income and comprehensive income.

Acquisition of M.L. Stern. In February 2008, we entered into a definitive agreement to purchase M.L. Stern from a subsidiary of Pacific Life Insurance Company. The acquisition was structured as a purchase of all of the outstanding membership interests of M.L. Stern. The assets and liabilities acquired as well as the financial results of M.L. Stern were included in our consolidated financial statements after the close of business on March 31, 2008, the acquisition date. Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities in December 2008 and are operating as separate offices in our private client group. These operations are included in our retail segment. Effective April 4, 2009, M.L. Stern withdrew its broker/dealer registration with FINRA, the SEC and all states. Tower Asset Management, LLC ceased business operations on June 30, 2009.

The aggregate acquisition price for M.L. Stern was approximately $8.7 million, which consisted of cash in the amount of $5.5 million and direct expenses of $3.2 million in finder’s fees, legal fees, valuation fees, severance costs and contract cancellation costs. We accounted for the acquisition of M.L. Stern under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

The cost to acquire M.L. Stern was less than the fair values assigned to the acquired assets and liabilities, and as such, the excess was allocated as a pro-rata reduction of the amounts assigned to the acquired assets bringing all valued intangible assets to an adjusted fair value of zero. Depreciable fixed assets were also reduced to zero through the allocation process. After the allocation of the excess, $1.6 million of excess fair value over cost remained. We recognized this amount as an extraordinary gain.

In fiscal 2009, we reduced our initial estimates of the liabilities for severance costs and contract cancellation costs as additional information indicated that the costs would be lower than initially expected. The reduction in the estimate for the severance costs was $290,000 and was due to voluntary employee terminations subsequent to the acquisition date. The reduction in the contract cancellation fee estimate was due to a change in the estimated date of cancellation of the contract, which reduced the fees estimated to be paid to the vendor by $385,000. As a result of these adjustments, we recognized other income of $675,000 on our consolidated statement of income and comprehensive income in fiscal 2009.

Payments to the Deferred Compensation Plan. We purchase COLI as a component of the company’s deferred compensation plan. The life insurance policies are valued at the cash surrender values as of the balance sheet date and are included in other assets in the consolidated statement of financial condition. During the second quarter of fiscal 2007, we received proceeds of $2.3 million from COLI which were recorded in other revenue in the consolidated statements of income and comprehensive income.

TD Ameritrade Transaction. On March 22, 2006, the company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”) to transfer 15 correspondent clients to the company. This transaction closed in July 2006, with 12 of the 15 correspondents agreeing to transfer to our clearing platform. As an inducement to transfer, we generally provided substantial clearing fee discounts for a transition period. As a result of this transaction, we have recorded a customer relationship intangible of $5.1 million, which is being amortized over a five year period at a rate based on the expected future economic benefit of the customer relationships. We recognized approximately $1.1 million, $1.3 million and $849,000 of amortization expense related to this intangible for the years ended June 26, 2009, June 27, 2008 and June 29, 2007, respectively. See additional discussion in Note 10 in the Notes to the Consolidated Financial Statements contained in this report.

Discontinued Operations/FSB Financial. In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. The sales price of the transaction was $35.9 million in cash and the retirement of $116.9 million of related debt. A gain of $20.5 million was recognized, of which $3.0 million belonged to the minority interest holder. Pursuant to the sale agreement, 10% of the cash purchase price, or $3.6 million, was placed in escrow to secure any purchase price adjustments and to secure seller’s indemnification obligations. This amount plus interest of $231,000 was released from escrow on July 3, 2007. The results of FSB Financial are classified as discontinued operations for all periods presented.

Distribution from an Equity Investment. In fiscal 2008, we realized a gain and received a distribution of $639,000, which is included in other revenue in the consolidated statements of income and comprehensive income, from a limited partnership venture capital fund in which we have an equity investment. See Note 9 in the Notes to the Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Consolidated

Net income from continuing operations for the fiscal years ended June 26, 2009, June 27, 2008 and June 29, 2007 totaled $23.6 million, $30.9 million and $37.5 million, respectively, representing a decrease of $7.3 million from fiscal 2008 to 2009 and a decrease of $6.6 million from fiscal 2007 to 2008. Net income includes income of $17,000 and $102,000 from discontinued operations for fiscal 2008 and 2007, respectively. Net income also includes an extraordinary gain of $1.1 million in fiscal 2008. Fiscal years 2009, 2008 and 2007 contained 251, 251 and 250 trading days, respectively.

The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	Change 2008 to 2009		Change 2007 to 2008
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$(2,410)	(17)%	$1,500	12%
Commissions	67,635	61%	20,970	23%
Net interest	2,291	2%	10,747	11%
Investment banking, advisory and administrative fees	(1,135)	(3)%	4,106	12%
Net gains on principal transactions	26,178	303%	(6,807)	(44)%
Other	(12,569)	(51)%	(2,500)	(9)%

	$79,990	27%	$28,016	10%

Operating expenses:
Commissions and other employee compensation	$55,173	30%	$23,915	15%
Occupancy, equipment and computer service costs	5,901	22%	3,639	16%
Communications	3,033	30%	1,265	14%
Floor brokerage and clearing organization charges	1,240	55%	(1,647)	(42)%
Advertising and promotional	686	18%	1,275	49%
Other	24,637	97%	6,673	36%

	90,670	36%	35,120	16%

Pretax income	$(10,680)	(22)%	$(7,104)	(13)%

Fiscal 2009 versus 2008

Net revenues increased $79.9 million from fiscal 2008 to fiscal 2009. The largest components of the increase were in commissions, $67.6 million, net interest, $2.3 million, and net gains on principal transactions, $26.2 million. The increase in commissions is due to a $46.7 million increase in the institutional segment, primarily in the fixed income business, as greater volatility and lack of liquidity resulted in wider spreads that, in turn, led to increased client activity and more transactions. Also contributing to the increase in commissions is the increase in our retail segment of $20.9 million primarily due to the acquisition of M.L. Stern. M.L. Stern recorded commission revenue of $35.2 million for fiscal 2009 up from $9.6 million in fiscal 2008. The commission revenue increases were partially offset by a $2.2 million decrease in commissions for SWS Financial and a $2.4 million decrease in commission for our private client group. The increase in net interest is due primarily to a 23 basis point increase in the spread in the stock loan business as well as an increase in the average loan balance at the Bank of 26%. The increase in net gains on principal transactions is driven by the fixed income business primarily due to the volatility in the market and increased customer activity. These increases were offset by a decrease in other revenue of $12.6 million. This decrease is due to a $2.9 million increase in losses related to our limited partnership venture capital fund, a $1.7 million increase in losses on the 2005 Plan (with a corresponding decrease in compensation expenses on the 2005 Plan), a $3.5 million decrease in revenue from the sale of our insurance products, a decrease of $1.9 million in SEC fees collected (with a corresponding decrease in other expenses) and a decrease in miscellaneous income of $650,000, which is primarily made up of the gain recognized on the sale of the Bank’s factoring assets in the third quarter of fiscal 2008. There was also a $1.7 million increase in net losses from the sale of real estate owned (“REO”) property at the Bank and a $657,000 decrease in service fee income.

Operating expenses increased $90.7 million for fiscal 2009 as compared to fiscal 2008. The largest increase was in commissions and other employee compensation, $55.2 million, occupancy, equipment and computer service costs, $5.9 million, and other expenses, $24.6 million. The increase in commissions and other employee compensation is due primarily to the acquisition of M.L. Stern. M.L. Stern’s commission and other employee expenses were $32.8 million in fiscal 2009 versus $8.6 million in fiscal 2008. The remainder of the increase is due to variable compensation in the institutional segment from fiscal 2008 to fiscal 2009 based on increased profitability. The increase in occupancy, equipment and computer service costs is due primarily to the acquisition of M.L. Stern. The increase in other expenses is primarily due to the $5.4 million write-off of the Lehman counterparty exposure, an increase in the provision for loan loss of $9.8 million, an increase in legal fees of $1.6 million, the losses recognized on our investment in NYX and USHS of $5.0 million and increases in purchase mortgage loan losses, real estate and loan related expenses and DIF assessments of $4.0 million.

Fiscal 2008 versus 2007

Net revenues increased $28.0 million from fiscal 2007 to fiscal 2008. The largest components of the increase were in commissions, $21.0 million, net interest, $10.7 million, investment banking, advisory and administrative fees, $4.1 million, and net revenue from clearing operations, $1.5 million. The increase in commissions is primarily due to the acquisition of M.L. Stern with commission revenue of $9.6 million for fiscal 2008 and increased commissions in the fixed income business. The increase in net interest revenue is primarily due to an increase in the spread earned on securities lending balances, the municipal business unit’s investments in tax-exempt municipal auction rate bonds and higher average bank loan balances. The increase in investment banking, advisory and administrative fees is due to an increase in money market fees of $1.1 million as well as $1.1 million of fees from M.L. Stern’s subsidiary, Tower Asset Management, LLC, and $320,000 in M.L. Stern money market fees. The increase in net revenue from clearing operations is due to an increase in volume from day trading firms. These increases were offset by a decrease in net gains on principal transactions of $6.8 million. Fiscal 2007 included a $1.2 million gain on the value of NYX stock as well as a $2.7 million gain on the restructuring of a commercial mortgage backed security. Additionally, we carried lower inventories in fiscal 2008 and experienced dislocation in the credit markets resulting in reduced trading profits.

Operating expenses increased $35.1 million for fiscal 2008 as compared to fiscal 2007. The largest increase was in commissions and other employee compensation, $23.9 million, occupancy, equipment and computer service costs, $3.6 million, and other expense, $6.7 million. The increase in commissions and other employee compensation is due primarily to an $8.6 million increase in commissions and other employee compensation and incentive compensation in the retail segment from the acquisition of M.L. Stern in the fourth quarter of fiscal 2008. Additionally, we hired a new head of clearing, six new SBA lenders and increased bank and brokerage branch office staffing in fiscal 2008. Occupancy, equipment and computer service costs increased primarily because of increased maintenance expenses for Comprehensive Software System, Inc. (“CSS”) and new branches for our retail, institutional and banking segments. The increase in other expenses is due primarily to an increase in provision for loan loss of $2.9 million and an increase in professional services expense, legal expense, and bank assessment expenses of $4.2 million. Search firm fees for new employees, legal fees for the Bank’s non-performing assets and FDIC assessments account for this $4.2 million increase.

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

The components of interest earnings are as follows for the fiscal years 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Brokerage	$42,631	$55,607	$46,808
Bank	65,186	49,919	47,971

Net interest	$107,817	$105,526	$94,779

Net interest income from the brokerage segments accounted for approximately 7%, 18% and 17% of our net revenue for the years ended June 26, 2009, June 27, 2008 and June 29, 2007, respectively. Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations are as follows (in thousands):

	2009	2008	2007
Average interest-earning assets:
Customer margin balances	$176,321	$288,667	$294,000
Assets segregated for regulatory purposes	304,894	336,006	287,000
Stock borrowed	2,061,000	2,997,000	2,944,000
Average interest-bearing liabilities:
Customer funds on deposit	409,749	520,523	533,000
Stock loaned	2,021,000	2,959,000	2,897,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For fiscal 2009, income tax expense (effective rate of 38.5% for the year ended June 26, 2009) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to income before income taxes and minority interest in consolidated subsidiaries. The effective rate was higher than the statutory rate because of state income taxes, the increase in net liability for uncertain tax positions and other permanently excluded items, such as meals and entertainment and expense from COLI.

For fiscal 2008, income tax expense (effective rate of 37.2% for the year ended June 27, 2008) differed from the statutory rate. The effective rate was higher than the statutory rate because of state income taxes and the increase in net liability for uncertain tax positions recorded under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”), partially offset by permanently excluded items, such as tax exempt interest.

For fiscal 2007, income tax expense (effective rate of 33.2% for the year ended June 29, 2007) differed from the statutory rate. The effective rate was lower than the statutory rate because of permanently excluded items, primarily tax exempt interest and proceeds from COLI policies, offset by state income taxes deductible for federal income tax purposes.

Segment Information

The following is a summary of net revenues and pre-tax income by segment for the fiscal years ended June 26, 2009, June 27, 2008 and June 29, 2007 (dollars in thousands):

	June 26, 2009	% Change	June 27, 2008	% Change	June 29, 2007
Net revenues:
Clearing	$26,565	(28)%	$37,138	(4)%	$38,677
Retail	114,386	24	92,249	20	76,715
Institutional	181,102	50	120,739	19	101,619
Banking	66,710	24	53,970	6	51,106
Other	(7,142)	(190)	(2,465)	(145)	5,498

Total	$381,621	27%	$301,631	10%	$273,615

Pre-tax income:
Clearing	$5,233	(55)%	$11,611	(42)%	$19,950
Retail	3,581	(70)	12,055	(7)	13,015
Institutional	63,708	41	45,140	51	29,839
Banking	11,281	(36)	17,701	(30)	25,235
Other	(45,374)	(21)	(37,398)	18	(31,826)

Total	$38,429	(22)%	$49,109	(13)%	$56,213

Clearing. The following is a summary of the results for the clearing segment for fiscal 2009, 2008 and 2007 (dollars in thousands):

	June 26, 2009	% Change	June 27, 2008	% Change	June 29, 2007
Net revenue from clearing	$11,534	(17)%	$13,946	12%	$12,444
Net interest	5,603	(56)	12,811	(23)	16,621
Other	9,428	(9)	10,381	8	9,612

Net revenues	26,565	(28)	37,138	(4)	38,677
Operating expenses	21,332	(16)	25,527	36	18,727

Pre-Tax Income	$5,233	(55)%	$11,611	(42)%	$19,950

Average customer margin balance	$100,000	(43)%	$176,000	(10)%	$195,000

Average customer funds on deposit	$249,000	(24)%	$327,000	(9)%	$359,000

Clearing customer deposits at the Bank were $609.6 million at June 26, 2009, $505.3 million at June 27, 2008 and $449.0 million at June 29, 2007.

The following table reflects the number of client transactions processed for each of the last three fiscal years and the number of correspondents at the end of each fiscal year:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Tickets for high-volume trading firms	8,469,552	30,469,859	16,460,812
Tickets for general securities broker/dealers	895,329	1,112,514	906,266

Total tickets	9,364,881	31,582,373	17,367,078

Correspondents	203	201	209

Fiscal 2009 versus 2008

The clearing segment posted a decrease in net revenues of 28% and a decrease in pre-tax income of 55% in fiscal 2009 as compared to fiscal 2008.

Tickets processed decreased substantially over fiscal year 2008 while clearing fee revenue decreased only 17%. Decreased volume from high volume trading customers was the primary driver of this change with an offset from an increase in revenue per ticket to $1.23 for fiscal 2009 from $0.44 for fiscal 2008. The decrease in high volume transactions is due to the departure of one of these firms in early fiscal 2009 and substantially reduced volume from another high volume firm.

Net interest revenue allocated to the clearing segment decreased 56% in fiscal 2009 as compared to fiscal 2008. Net interest decreased primarily due to a 43% decline in margin balances in the clearing segment as well as a 43 basis point drop in the spread we earn on customer deposits.

Operating expenses for fiscal 2009 decreased $4.2 million from fiscal 2008 due to decreased commission and employee compensation of $1.0 million and a decrease in other expenses of $2.6 million. The decrease in commission and employee compensation was due to a $327,000 decrease in salary expense and a $671,000 decrease in incentive compensation expense. Fiscal year 2008 included some one time expenses related to the hiring of the new head of clearing. The decrease in incentive compensation is due to reduced compensation accruals because of the smaller pre-tax profit from our clearing operations. The decrease in other expenses is primarily due to a $442,000 decrease in professional services, a $429,000 decrease in licenses and fees and a $1.6 million decrease in the amount of information technology and operating expenses allocated to the clearing segment. The allocations of information technology and operating expenses to the clearing segment are based on ticket count and other metrics, which decreased in fiscal 2009 when compared to fiscal 2008.

Fiscal 2008 versus 2007

The clearing segment posted a decrease in net revenues of 4% and a decrease in pre-tax income of 42%. Tickets processed increased dramatically in fiscal 2008 as compared to fiscal 2007 due to increased volume from day trading customers; however, clearing revenue per ticket was down from fiscal 2007 as these customers were charged substantially lower rates than our general securities clients. Revenue per ticket was $0.44 in fiscal 2008 versus $0.72 per ticket for fiscal 2007. Net revenue from clearing operations was up 12% in fiscal 2008 when compared to fiscal 2007 despite the decrease in revenue per ticket, due to increased volume from day trading firms as well as increased revenue from correspondent clients acquired from Ameritrade. In fiscal year 2007, these correspondents were charged reduced introductory rates. Additionally, fiscal 2008 included $349,000 in fees for clearing a large underwriting transaction.

Correspondent count was down eight for fiscal year 2008 compared to fiscal 2007 primarily due to correspondents we terminated as well as correspondents leaving the brokerage business.

Net interest revenue allocated to the clearing segment decreased 23% in fiscal 2008 as compared to fiscal 2007. This decrease is due primarily to the decrease in spread we earned on correspondent customer margin and credit balances as well as reduced net interest earned on the investment of excess cash that is allocated to the clearing segment.

Operating expenses for fiscal 2008 increased approximately $6.8 million from fiscal 2007 due primarily to an increase in compensation of $2.4 million as well as an increase in other expenses of $4.1 million. One time expenses of $1.1 million associated with hiring a new head of clearing as well as additional sales and marketing staff accounted for the increase in compensation expense. The increase in other expenses is due to an increase of $3.4 million in the information technology and operating expenses allocated to the clearing segment driven by increased maintenance and project costs for CSS.

Retail. The following is a summary of the results for the retail segment for fiscal 2009, 2008 and 2007 (dollars in thousands):

	June 26, 2009	% Change	June 27, 2008	% Change	June 29, 2007
Net revenues:
Private Client Group (“PCG”)
Commissions	$21,861	(10)%	$24,307	1%	$23,988
Advisory fees	4,969	(11)	5,585	21	4,605
Insurance products	3,815	(1)	3,859	8	3,586
Other	325	(40)	542	(27)	738
Net interest revenue	1,632	(43)	2,888	(21)	3,641

	32,602	(12)	37,181	2	36,558

Independent registered representatives (SWS Financial)
Commissions	22,311	(9)	24,506	9	22,560
Advisory fees	3,212	(15)	3,780	22	3,106
Insurance products	4,403	(43)	7,754	6	7,311
Other	710	(10)	786	(11)	885
Net interest revenue	796	(69)	2,529	(23)	3,289

	31,432	(20)	39,355	6	37,151

M.L. Stern
Commissions	35,217	268	9,570	—	—
Advisory fees	1,790	459	320	—	—
Insurance products	291	377	61	—	—
Net gains on principal transactions	5,936	698	744		—
Other	(786)	(670)	138	—	—
Net interest revenue	1,011	449	184	—	—

	43,459	294	11,017	—	—

Tower Asset Management
Advisory fees	3,730	253	1,058	—	—
Other	2	(33)	3	—	—
Net interest revenue	6	200	2	—	—

	3,738	252	1,063	—	—

Other	3,155	(13)	3,633	21	3,006

Total	$114,386	24	$92,249	20	$76,715
Operating expenses	110,805	38	80,194	26	63,700

Pre-tax income	$3,581	(70)%	$12,055	(7)%	$13,015

Average customer margin balances	$63,000	(29)%	$89,000	—	$89,000

Average customer funds on deposit	$113,000	(18)%	$137,000	(4)%	$143,000

Customer deposits at the Bank	$484,480	32%	$366,007	30%	$280,643

PCG representatives	131	22%	107	14%	94

SWS Financial representatives	305	(3)%	315	(16)%	376

M.L. Stern representatives	99	(1)%	100	—	—

Fiscal 2009 versus 2008

Net revenues in the retail segment were up 24% in fiscal 2009 as compared to fiscal 2008 driven by commissions, fees and other revenues from the acquisition of M.L. Stern of $47.2 million versus revenue of $12.1 million in fiscal 2008. Total customer assets were $11.5 billion at June 26, 2009 and $11.4 billion at June 27, 2008. Total customer assets for fiscal 2009 and fiscal 2008 include $5.0 billion and $4.4 billion from M.L. Stern, respectively. Assets under management were $419.0 million at June 26, 2009 versus $856.0 million ($463.0 million from Tower Asset Management, LLC) at June 27, 2008. Effective June 30, 2009, Tower Asset Management, LLC ceased operations.

Net interest revenue allocated to the retail segment decreased 50% in fiscal 2009 as compared to fiscal 2008. This decrease is primarily due to a reduction in the spread earned on customer deposits.

Operating expenses increased 38% from fiscal 2008 to fiscal 2009. This increase is primarily due to a 29% increase in commission expense, the primary component of operating expenses in the retail segment, driven by M.L. Stern’s commission expense of $32.8 million. In addition, operating expenses increased due to increased rent expense from the addition of new branches, computer services expense, licenses and fees, professional services, legal expense and the information and technology expenses allocated to the segment. M.L. Stern contributed $12.3 million to the increase in other operating expenses.

Fiscal 2008 versus 2007

Net revenues in the retail segment were up 20% in fiscal 2008 as compared to fiscal 2007 driven by increased commission revenue and fees from the sale of advisory and insurance products. The acquisition of M.L. Stern contributed substantially to the improvement. An increase in the number of registered representatives in PCG as well as increased productivity from SWS Financial representatives were also factors in the increased revenues. Total customer assets were $11.4 billion at June 27, 2008 and $7.2 billion at June 29, 2007. Total customer assets for fiscal 2008 include $4.4 billion at M.L. Stern. Assets under management were $856.0 million ($463.0 million from Tower Asset Management, LLC) at June 27, 2008 versus $385.0 million at June 29, 2007.

Net interest revenue allocated to the retail segment decreased 24% in fiscal 2008 as compared to fiscal 2007. This decrease is primarily due to a reduced spread earned on customer assets.

Operating expenses increased 26% from fiscal 2007 to fiscal 2008. This increase is primarily due to a 22% increase in commission expense, the primary component of operating expenses in the retail segment, driven by M.L. Stern’s commission expense of $8.6 million. In addition, operating expenses increased due to increased rent expense from the addition of new branches, computer services expense and information technology and operating expenses allocated to the segment.

Institutional. The following is a summary of the results for the institutional segment for fiscal 2009, 2008 and 2007 (dollars in thousands):

	June 26, 2009	% Change	June 27, 2008	% Change	June 29, 2007
Net revenues:
Commissions
Taxable fixed income	$71,545	158%	$27,715	56%	$17,743
Municipal distribution	15,498	60	9,676	58	6,109
Portfolio trading	12,247	(19)	15,179	(23)	19,610
Other	11	(31)	16	23	13

	99,301	89	52,586	21	43,475

	June 26, 2009	% Change	June 27, 2008	% Change	June 29, 2007
Investment banking fees	18,267	(18)	22,250	3	21,568
Net gains on principal transactions	28,886	277	7,653	(45)	13,866
Other	1,077	(6)	1,140	(1)	1,154
Net interest revenue
Stock loan	30,064	(13)	34,708	53	22,672
Other	3,507	46	2,402	315	(1,116)

Total	181,102	50	120,739	19	101,619

Operating expenses	117,394	55	75,599	5	71,780

Pre-tax income	$63,708	41%	$45,140	51%	$29,839

Taxable fixed income representatives	31	7%	29	—	29

Municipal distribution representatives	22	10%	20	5%	19

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment as of June 26, 2009, June 27, 2008 and June 29, 2007 were as follows (in thousands):

	2009	2008	2007
Average interest-earning assets:
Stock borrowed	$2,061,000	$2,997,000	$2,944,000
Average interest-bearing liabilities:
Stock loaned	2,021,000	2,959,000	2,897,000

The following table sets forth for the last three fiscal years, as reported to the Municipal Securities Rulemaking Board, the number and dollar amounts of municipal bond transactions conducted by Southwest Securities:

Fiscal Year	Number of Issues	Aggregate Amount of Offerings
2009	530	$45,238,055,000
2008	568	$44,729,320,000
2007	650	$51,857,918,000

Fiscal 2009 versus 2008

Net revenues from the institutional segment increased 50% while pre-tax income was up 41% from fiscal 2008 to fiscal 2009. The increase in revenues was primarily due to the increase in commissions in the taxable fixed income and municipal businesses as volumes in both areas significantly improved. These increases were partially offset by a decrease in portfolio trading due to a 27% decline in the number of trades processed. Investment banking fees were down 18% driven by a decrease in corporate finance advisory fees of $3.4 million and public finance advisory fees of $2.4 million. The decrease in advisory fees is due to the depressed economic environment and the lack of new municipal issues.

Net gains on principal transactions were up 277% in fiscal 2009 as compared to fiscal 2008 due to an increase in market volatility and wider spreads in the secondary market. Net gains on principal transactions for the municipal business unit increased $5.4 million and the taxable fixed income unit increased $16.0 million.

Net interest revenue decreased 10% in fiscal 2009 from fiscal 2008. The institutional segment’s net interest is primarily generated from the company’s securities lending activity. This decrease is due to a 32% decrease in average balances despite an increase of 23 basis points in the spread earned on securities lending balances. The disruption in the markets, regulators’ limits on short sales and changes in our internal risk limits caused average balances in our stock loan business to fall by $938.0 million.

Operating expenses were up 55% from fiscal 2008 to fiscal 2009 primarily due to increases in commission expense of $33.8 million and other operating expense of $6.5 million. The increase in commission expense is due to the increase in revenue produced by the institutional segment. The increase in other operating expense is due primarily to the $5.4 million write-off for the Lehman counterparty exposure and a $702,000 increase in the amount of information and technology expenses allocated to the institutional segment.

Fiscal 2008 versus 2007

Net revenues from the institutional segment increased 19% while pre-tax income was up 51% from fiscal 2007 to fiscal 2008. The increase in revenues was primarily due to an increase in commissions in the taxable fixed income and municipal businesses as an improved yield curve led to increased volumes and wider spreads. Additionally, there was an increase in municipal sales personnel and the addition of a new taxable fixed income office which also contributed to the increase in commission revenue over fiscal year 2007. These increases were offset by a decrease in portfolio trading due to a 39% decline in the number of trades processed. These lines of business are dependent on trading in the Unit Investment Trust market, which was sluggish in fiscal 2008.

Net gains on principal transactions were down 45% in fiscal 2008 as compared to fiscal 2007 due to lower inventory balances and dislocation in the credit markets in fiscal 2008 which reduced trading profits in the taxable fixed income unit.

Net interest revenue increased 72% in fiscal 2008 from fiscal 2007. The increase is primarily due to an increase in the spread earned on securities lending balances. Net interest also increased in the municipal business unit due to investments in tax-exempt municipal auction rate bonds. These increases were offset by a decrease in the taxable fixed income business unit due to a reduction in inventory balances in fiscal 2008 over fiscal 2007.

Operating expenses were up 5% from fiscal 2007 to fiscal 2008 primarily due to increased rent expense, professional services expense, quotation expense due to an increase in the number of branches, and clearing charges due to increased volume. These increases were offset by a reduction in commission expense and operating expenses allocated to the institutional segment.

Banking. The following is a summary of the results for the banking segment for fiscal 2009, 2008 and 2007 (dollars in thousands):

	June 26, 2009	% Change	June 27, 2008	% Change	June 29, 2007
Net revenues:
Net interest revenue	$65,186	31%	$49,919	4%	$47,971
Other	1,524	(62)	4,051	29	3,135

Total net revenues	66,710	24	53,970	6	51,106
Operating expenses	55,429	53	36,269	40	25,871

Pre-Tax Income	$11,281	(36)%	$17,701	(30)%	$25,235

Fiscal 2009 versus 2008

The Bank’s net revenue increased 24% while pre-tax income decreased 36% from fiscal 2008 to fiscal 2009. Net interest revenue generated by the Bank accounted for approximately 17.1% of consolidated net revenue for fiscal 2009. The increase in net interest revenue in fiscal 2009 over fiscal 2008 is due primarily to a 26% increase in loan balances and an increase in the net yield on interest earning assets from 4.4% in fiscal 2008 to 4.7% in fiscal 2009.

The Bank’s operating expenses were up 53% from fiscal 2008 to fiscal 2009. This increase is due to an increase of $9.8 million in the provision for loan losses and an increase in compensation expense of $3.1 million from the five new banking centers established in fiscal 2009, the hiring of a Bank executive in the fourth quarter of fiscal 2008 and the severance paid to employees upon exiting the residential mortgage origination business in the first quarter of fiscal 2009. The Bank also had increased real estate fees of $1.3 million, due to an increase in funding volume of the mortgage purchase division, an increase in the write-downs on REOs of $852,000, due to an increase in REO properties as a result of the deterioration of the real estate market, an increase in DIF assessments of $1.5 million, due to an industry wide 7 basis point increase by the FDIC in the Bank’s quarterly assessment as well as the FDIC’s special one time assessment, and other loan related expenses of $310,000. See additional discussion on the allowance for loan losses at “-Financial Condition-Loans and Allowance for Probable Loan Losses.”

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

The Bank’s operating expenses were up 40% from fiscal 2007 to fiscal 2008. This increase is due to increased employee compensation of $3.3 million due to an increase in hiring at the Bank, including six new commercial lenders, an increase in the provision for loan loss of $2.9 million, as well as an increase in fees and other expenses of $3.3 million from fiscal 2007 to fiscal 2008.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2009, 2008 and 2007 (dollars in thousands):

	2009			2008			2007
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Real estate – mortgage	$376,816	$27,421	7.3%	$296,923	$24,370	8.2%	$163,701	$15,514	9.5%
Real estate – construction	168,051	8,762	5.2%	209,931	15,608	7.4%	223,956	21,373	9.5%
Commercial	597,882	36,669	6.1%	385,347	31,719	8.2%	304,428	28,824	9.5%
Individual	6,820	505	7.4%	6,316	498	7.9%	6,591	518	7.9%
Land	175,414	9,113	5.2%	156,545	12,489	8.0%	133,966	13,099	9.8%
Federal funds sold	9,346	107	1.1%	52,866	2,566	4.9%	53,053	2,636	5.0%
Interest bearing deposits in banks	22,412	232	1.0%	16,254	478	2.9%	37,044	1,962	5.3%
Federal reserve funds	12,756	85	0.7%	—	—	—	—	—	—
Investments-other	8,968	211	2.4%	6,830	244	3.6%	3,460	179	5.2%

	$1,378,465	83,105	6.0%	$1,131,012	87,972	7.8%	$926,199	84,105	9.1%
Non interest-earning assets:
Cash and due from banks	7,904			29,503			12,556
Other assets	34,544			25,804			22,060

	$1,420,913			$1,186,319			$960,815

	2009			2008			2007
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate
Liabilities and stockholder’s equity:
Interest-bearing liabilities:
Certificates of deposit	$81,649	2,465	3.0%	$85,601	3,831	4.5%	$80,707	3,454	4.3%
Money market accounts	45,459	354	0.8%	37,377	1,031	2.8%	28,745	952	3.3%
Interest-bearing demand accounts	75,167	687	0.9%	56,631	1,761	3.1%	106,154	4,201	4.0%
Savings accounts	916,480	8,935	1.0%	763,714	27,086	3.6%	553,564	24,656	4.5%
Federal Funds purchased	87	—	0.3%	63	2	3.4%	—	—	—
FHLB advances	121,761	5,478	4.5%	88,851	4,342	4.9%	56,909	2,883	5.1%

	1,240,603	17,919	1.4%	1,032,237	38,053	3.7%	826,079	36,146	4.4%
Non interest-bearing liabilities:
Non interest-bearing demand accounts	53,195			47,472			47,556
Other liabilities	6,264			7,096			7,732

	1,300,062			1,086,805			881,367
Stockholder’s equity	120,851			99,514			79,448

	$1,420,913			$1,186,319			$960,815

Net interest income		$65,186			$49,919			$47,959

Net yield on interest-earning assets			4.7%			4.4%			5.2%

(*)	Loans fees included in interest income for fiscal 2009, 2008 and 2007 were $6,802, $6,237 and $5,565, respectively.

Interest rate trends, changes in the economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	2008 to 2009				2007 to 2008
	Total	Attributed to			Total	Attributed to
	Change	Volume	Rate	Mix	Change	Volume	Rate	Mix
Interest income:
Loans:
Real estate – mortgage	$3,051	$6,557	$(2,763)	$(743)	$8,856	$12,625	$(2,078)	$(1,691)
Real estate – construction	(6,846)	(3,113)	(4,663)	930	(5,765)	(1,338)	(4,722)	295
Commercial	4,950	17,494	(8,085)	(4,459)	2,895	7,662	(3,766)	(1,001)
Individual	7	40	(31)	(2)	(20)	(21)	1	—
Land	(3,376)	1,506	(4,357)	(525)	(610)	2,207	(2,410)	(407)
Federal funds sold	(2,459)	(2,112)	(1,962)	1,615	(70)	(9)	(62)	1
Interest-bearing deposits in banks	(246)	181	(309)	(118)	(1,484)	(1,101)	(873)	490
Federal reserve funds	85	—	—	85	—	—	—	—
Investments-other	(33)	74	(159)	52	65	116	(62)	11

	(4,867)	20,627	(22,329)	(3,165)	3,867	20,141	(13,972)	(2,302)

Interest expense:
Certificates of deposit	(1,366)	(177)	(1,247)	58	377	210	158	9
Money market accounts	(677)	223	(740)	(160)	79	286	(160)	(47)
Interest-bearing demand accounts	(1,074)	576	(1,243)	(407)	(2,440)	(1,960)	(900)	420
Savings accounts	(18,151)	5,418	(19,641)	(3,928)	2,430	9,360	(5,023)	(1,907)
Federal funds purchased	(2)	1	(2)	(1)	2	—	—	2
FHLB advances	1,136	1,671	(408)	(127)	1,459	1,675	83	(299)

	(20,134)	7,712	(23,281)	(4,565)	1,907	9,571	(5,842)	(1,822)

Net interest income	$15,267	$12,915	$952	$1,400	$1,960	$10,570	$(8,130)	$(480)

Other. Pre-tax loss from the other category was $45.4 million in fiscal 2009 compared to $37.4 million in fiscal 2008. The variance is due primarily to a decrease in investment income of $3.0 million related to a limited partnership venture capital fund in which we are an investor and a $5.0 million loss associated with the recognition of accumulated losses for our investments in NYX and USHS upon our impairment review.

Pre-tax loss from the other category was $37.4 million in fiscal 2008 compared to $31.8 million in fiscal 2007. The variance is due primarily to proceeds received from a COLI policy in fiscal 2007 of $2.3 million in addition to a $1.2 million gain on the valuation of NYX stock not included in fiscal 2008 due to the transfer of ownership of the NYX stock from Southwest Securities to SWS Group in the first quarter of fiscal 2008.

FINANCIAL CONDITION

Investments

The book values of the Bank’s investment portfolio at June 30, 2009, 2008 and 2007 are summarized as follows (in thousands):

	2009	2008	2007
Government-sponsored enterprises	$7,059	$8,717	$3,358
States of the U.S. and political subdivisions	6,237	267	268

	$13,296	$8,984	$3,626

Loans and Allowance for Probable Loan Losses

The Bank grants loans to customers primarily within North Texas. The Bank also purchases loans in the ordinary course of business, which have been originated in various areas of the U.S. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Substantially all of the Bank’s loans are collateralized with real estate.

The allowance for probable loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. In determining the appropriate allowance at the balance sheet date, management evaluates the Bank’s historical loss percentage, concentrations of risk in the portfolio, estimated changes in the value of underlying collateral as well as changes in the volume and growth in the portfolio. Currently, our allowance for loan loss calculation utilizes a 12 quarter rolling analysis of our loss history by product type. Product types include 1-4 family residential loans, 1-4 family residential construction loans, land and land development loans, commercial real estate loans, commercial loans and consumer loans. The historical loss ratios are adjusted by an analysis of our real estate market deterioration, derived from industry data related to the markets we serve, as well as information from our bank specific losses related to real estate transactions. We also revise the historic loss ratios upward for concentrations of capital greater than 100% for the product types defined above. Currently, our most significant concentration is commercial real estate. Lastly, we adjust the loss ratios based on growth in the product types as well as problem loan trends within these product types. Currently, the consideration of all of these factors results in an upward adjustment of our historical loss ratios.

Our calculation also includes specific allocations arising from our SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” impairment analysis.

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, sub-prime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans. At June 30, 2009, the Bank had $7.9 million in junior lien mortgages. These loans represented less than 1% of total loans at June 30, 2009. The Bank did not have any exposure to sub-prime loans and loans with initial teaser rates.

At June 30, 2009, the Bank’s loan portfolio included a total of $76 million in loans with a high loan-to-value ratio. Approximately 74% of these loans were 1-4 single family or lot loans and are inventory for home builders in North Texas. The additional risk in these loans is addressed in our allowance calculation primarily through review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, there were 17 loans with high loan-to-value ratios that were deemed impaired and had specific loan loss allocations of $363,000. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At June 30, 2009, our high loan-to-value ratio loans represented 49% of total capital.

We obtain appraisals on real estate loans at the time of origination from third party appraisers approved by the Bank’s board of directors. Additional appraisals may be obtained when performance indicates default may be likely. When loans default and the foreclosure process is complete, new appraisals are obtained to determine the fair value of the foreclosed asset. Updated appraisals are obtained on foreclosed properties on an annual basis until the property is sold.

Management reviews the loan loss computation methodology on a quarterly basis to determine appropriateness of the factors in the calculation. Because our problem loans and losses are concentrated in real estate related loans, we pay particular attention to real estate market deterioration and the concentration of capital in the real estate related loans. Improvement or additional deterioration in the residential and commercial real estate market may have an impact on these factors in future quarters. To the extent we underestimate the impact of these risks, our allowance account could be materially understated.

Loans receivable at June 30, 2009, 2008, 2007, 2006 and 2005 are summarized as follows (in thousands):

	2009	2008	2007	2006	2005
Real estate – mortgage	$389,382	$445,053	$201,635	$177,587	$225,256
Real estate – construction	249,861	246,171	284,969	250,664	168,343
Commercial	599,373	419,777	262,233	210,641	197,045
Individuals (*)	4,767	4,507	4,810	4,553	95,382
Land	157,999	170,195	150,403	123,970	77,854

	$1,401,382	$1,285,703	$904,050	$767,415	$763,880

(*)	The decrease from 2005 to 2006 is due to the sale of FSB Financial in fiscal 2006. See Note 1(v) in the Notes to the Consolidated Financial Statements contained in this report.

The following table shows the scheduled maturities of certain loans at June 30, 2009, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$172,273	$46,486	$31,102	$249,861
Commercial	133,035	268,351	197,987	599,373

Total	$305,308	$314,837	$229,089	$849,234

Amount of loans based upon:
Fixed interest rates	$15,255	$73,911	$51,856	$141,022
Floating or adjustable interest rates	290,053	240,926	177,233	708,212

Total	$305,308	$314,837	$229,089	$849,234

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

Non-performing assets as of June 30, 2009, 2008, 2007, 2006 and 2005 are as follows (dollars in thousands):

	2009	2008	2007	2006	2005
Loans accounted for on a non-accrual basis (*)
1-4 family	$3,582	$1,797	$1,064	$1,546	$960
Lot and land development	8,867	8,741	1,714	109	160
Multifamily	—	—	4,758	3	21
Interim construction	4,342	5,098	5,616	788	—
Commercial real estate	10,006	2,340	5,012	1,357	1,116
Commercial loans	3,283	674	942	309	317
Consumer loans	19	12	31	3	2,375

	30,099	18,662	19,137	4,115	4,949

Non-performing loans as a percentage of total loans	2.2%	1.5%	2.1%	0.6%	0.7%
Loans past due 90 days or more, not included above
1-4 family	—	65	32	332	261
Interim construction	670	—	—	—	—
Commercial real estate	—	—	—	—	101
Commercial loans	—	268	—	—	42
Consumer loans	—	2	—	2	400

	$670	$335	$32	$334	$804

Troubled debt restructurings (all REO)
1-4 family	463	82	52	309	47
Lot and land development	8,346	2,304	—	—	—
Interim construction	7,947	10,038	1,353	255	563
Commercial real estate	8,412	1,758	220	1,221	1,268
Commercial loans	133	37	806	—	—
Consumer loans	—	—	—	—	149

	$25,301	$14,219	$2,431	$1,785	$2,027

Non-performing assets	$56,070	$33,216	$21,600	$6,234	$7,780

Non-performing assets as a percentage of total assets	3.6%	2.5%	2.0%	0.8%	1.0%

(*)	The increase in non-accrual loans from fiscal 2006 to 2007 includes $5,114 in loans to one home builder, $4,758 in one multi-family loan, and $3,005 in two commercial real estate loans.

Approximately $1,311,000, $781,000 and $789,000 of gross interest income would have been recorded in fiscal 2009, 2008 and 2007, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in fiscal 2009, 2008 and 2007 totaled approximately $817,000, $582,000 and $807,000, respectively.

The following table presents the non-performing assets as of June 30, 2009 by year of origination (in thousands):

Year Originated	Non-Performing Loans	REO	Total
Fiscal 2005 or prior	$3,197	$3,201	$6,398
Fiscal 2006	1,030	12,691	13,721
Fiscal 2007	12,530	6,339	18,869
Fiscal 2008	13,793	3,025	16,818
Fiscal 2009	219	45	264

Total	$30,769	$25,301	$56,070

An analysis of the allowance for probable loan losses for the years ended June 30, 2009, 2008, 2007, 2006 and 2005 is as follows (dollars in thousands):

	2009	2008	2007	2006	2005
Balance at beginning of year	$6,936	$5,497	$5,047	$7,450	$4,643
Continuing operations:
Charge-offs:
Real estate – construction	1,860	1,172	—	50	96
Real estate – mortgage	708	322	224	148	__
Commercial, financial and agriculture	3,081	646	131	261	1,183
Individuals	76	17	31	3	92

	5,725	2,157	386	462	1,371

Recoveries:
Real estate-mortgage	1	—	8	3	—
Commercial, financial and agriculture	41	47	160	67	718
Real estate-construction	155	4	16	—	—
Individuals	—	—	1	—	—

	197	51	185	70	718

Net charge-offs	(5,528)	(2,106)	(201)	(392)	(653)
Additions charged to operations	13,323	3,545	651	1,624	836

	7,795	1,439	450	1,232	183

Discontinued operations:
Provision for loan losses	—	—	—	5,877	5,563
Loans charged to the allowance, net	—	—	—	(5,781)	(2,939)
Sale of FSB Financial	—	—	—	(3,731)	—

	—	—	—	(3,635)	2,624

Balance at end of year	$14,731	$6,936	$5,497	$5,047	$7,450

Ratio of net charge-offs during the period to average loans outstanding during the period	0.42%	0.20%	0.02%	0.1%	0.1%

The allowance for probable loan losses is applicable to the following types of loans as of June 30, 2009, 2008, 2007, 2006 and 2005 (dollars in thousands):

	2009		2008		2007		2006		2005
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$9,387	43.0%	$4,089	32.8%	$2,795	29.1%	$1,954	27.5%	$1,446	25.7%
Real estate – construction	1,183	17.7	1,012	19.1	1,087	31.5	1,178	32.6	1,033	22.0
Real estate – mortgage & land	4,115	39.0	1,793	47.7	1,588	38.9	1,914	39.3	1,313	39.5
Individuals (*)	46	0.3	42	0.4	27	0.5	1	0.6	3,658	12.8

	$14,731	100.0%	$6,936	100.0%	$5,497	100.0%	$5,047	100.0%	$7,450	100.0%

(*)	The decrease from 2005 to 2006 is due to the sale of FSB Financial in fiscal 2006. See Note 1(v) in the Notes to the Consolidated Financial Statements contained in this report.

Over half of the loan loss allowance is allocated to the commercial loan portfolio while the commercial portfolio at the Bank represents approximately 43% of the total loan portfolio at June 30, 2009. Because these loans tend to be individually larger than residential loans, deterioration in this portfolio could lead to more volatility in our earnings.

The Bank’s written loan policies address specific underwriting standards for commercial loans. These policies include loan to value requirements, cash flow requirements, acceptable amortization periods and appraisal guidelines. In addition, specific covenants, unique to each relationship, may be used where deemed appropriate to further strengthen the lending relationship.

Collateral in this portfolio varies from owner occupied property to investor properties. We review the portfolio for concentrations by industry as well as geographic concentration. All commercial relationships are stress tested at the time of origination and major relationships are then stress tested on an annual basis.

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal years 2009, 2008 and 2007 can be found in the discussion of the Bank’s net interest income under the caption “-Results of Operations-Segment Information-Banking.”

Certificates of deposit of $100,000 or greater were $31.4 million and $37.2 million at June 30, 2009 and 2008, respectively. In April 2009, the Bank began classifying the deposits from SWS’ brokerage customers as core deposits based on an advisory opinion from the FDIC. The Bank is funded primarily by these deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes short-and long-term FHLB borrowings, which was $117 million at June 30, 2009, to match long-term fixed rate loan funding. Core deposits represent 92% of total funding at June 30, 2009. At June 30, 2009, the Bank had $1,098.0 million in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Advances from Federal Home Loan Bank

This table represents advances from the FHLB which were due within one year (generally two to seven days) during the 12-month periods ended June 30, 2009, 2008 and 2007 (dollars in thousands):

	2009		2008		2007
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At June 30	$5,579	4.95%	$71,056	2.33%	$—	—%
Average during year	15,989	1.96%	12,006	2.75%	4,814	3.14%
Maximum month-end balance during year	101,769	—	175,074	—	18,127	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines of up to $300.0 million. We have not received any notification from the banks indicating a change in the amount of our broker loan lines since June 2008. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At June 26, 2009, the amount outstanding under these secured arrangements was $10.0 million, which was collateralized by securities held for firm accounts valued at $82.6 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under “Item 1A. Risk Factors.”

We have $250,000 under unsecured letters of credit at June 26, 2009, pledged to support our open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually at our option.

At June 26, 2009, we had an unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by a former subsidiary in the amount of $286,000. This letter of credit bears a 1% commitment fee and is renewable annually at our option.

We had an additional $500,000 outstanding under an unsecured letter of credit at June 26, 2009, pledged to support our underwriting activities, which bears a 1% commitment fee and is renewable annually at our option.

In addition to the broker loan lines, we also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line other than the $1.0 million under unsecured letters of credit at June 26, 2009. At June 26, 2009, the total amount available for borrowings was $19.0 million.

We have an irrevocable letter of credit agreement aggregating $42.0 million at June 26, 2009 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at June 26, 2009), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $59.4 million at June 26, 2009.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB, federal funds sold to correspondent bank and vault cash. In addition, at June 30, 2009, the Bank had net borrowing capacity with the FHLB of $381.2 million and a $30.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed.

The Bank has an agreement with an unaffiliated bank for a $30.0 million unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is used by the Bank to support short-term liquidity needs. At June 30, 2009, there were no amounts outstanding on this line of credit.

In the third and fourth quarters of fiscal 2009, the Bank received $25.0 million in capital from Southwest Securities. With this capital injection, management believes that the Bank’s present position with the FHLB and the availability of the federal funds loan is adequate to meet its current and future liquidity needs. The Bank is “well capitalized” as of June 30, 2009. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions would be applicable.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “GAP” data. (See the Bank’s GAP analysis in “-Risk Management-Market Risk-Banking.”) At June 30, 2009, $1,098.0 million of the Bank’s deposits were from the brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

The Bank is subject to capital standards imposed by regulatory bodies, including the OTS and the FDIC. The OTS has the authority to require additional capital as they deem appropriate. The Bank has historically met all the capital adequacy requirements to which it is subject. OTS regulators are currently reviewing loan concentrations at thrift institutions, including the Bank. While the impact of this review is unknown, it is likely to result in increased capital requirements.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 23 in the Notes to Consolidated Financial Statements contained in this report.

Contractual Obligations and Contingent Payments

	Payments Due
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other (6)
Long-term debt (1)	$111,913	$—	$10,146	$57,875	$43,892	$—
Interest on long- term debt (2)	41,756	5,420	9,621	6,698	20,017	—
FIN 48	1,160	—	—	—	—	1,160
Other leases (3)	59,056	9,850	15,869	10,671	22,666	—
Investment commitments(4)	3,000	3,000	—	—	—	—
Purchase obligations	14,020	9,458	4,356	206	—	—
Deferred compensation (5)	4,231	218	1,630	1,204	1,179	—
Scholarship endowment	960	960	—	—	—	—

Total	$236,096	$28,906	$41,622	$76,654	$87,754	$1,160

(1)	Long-term debt is comprised of advances from the FHLB with maturities greater than one year.

(2)	Amount of interest payable on the advances from the FHLB is based on rates ranging from 2.66% to 7.71%.

(3)	Of the $59,056 in lease commitments, approximately $990 has been reserved for impairment.

(4)

Of the $3,000 in investment commitments, $1,000 has been accrued in the financial statements due to a notice of a commitment call with $400 to be paid in September 2009 and the remaining $600 to be paid in over the following 12 months.

(5)

We have commitments to our employees for deferred compensation in the amount of $4,231 that become payable in future fiscal years as defined by the plan and determined by participants who have formally requested payment of their plan balances. See Note 17 in the Notes to the Consolidated Financial Statements contained in this report.

(6)	Due date can not be estimated. See Note 1(n) in the Notes to the Consolidated Financial Statements contained in this report.

Cash Flow

Net cash provided by operating activities totaled $226.7 million in fiscal 2009 and $36.9 million in fiscal 2007, whereas net cash used in operating activities was $197.7 million in fiscal 2008. The largest drivers of the increase in cash from operating activities from fiscal 2008 to fiscal 2009 were:

•	reduced investment in loans held for sale at the Bank in fiscal 2009 versus fiscal 2008;

•	reduced inventory of securities owned; and

•	an increase in securities sold not yet purchased.

The primary reasons for the decrease in cash from operating activities from fiscal 2007 to fiscal 2008 were:

•	a larger increase in the Bank’s investment in loans held for sale in fiscal 2008 versus fiscal 2007; and

•	an increase in securities owned.

Net cash used in investing activities was $253.4 million, $201.1 million and $119.7 million in fiscal 2009, 2008 and 2007, respectively. The primary reason for the increase in cash used in investing activities was an increase in the net amount invested in loans at the Bank of $54.2 million in fiscal 2009. The Bank’s net increase in its loan portfolio was the primary reason for the increase in 2008 versus 2007 as well as our purchase of correspondent clients of Ameritrade and M.L. Stern.

Net cash provided by financing activities totaled $83.3 million, $309.7 million and $169.9 million in fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, the decrease in cash provided by financing activities was primarily due to decreased borrowings from banks and the FHLB. In fiscal 2008, the increase in cash provided was primarily due to increased short-term borrowings, an increase in deposits, and an increase in advances from the FHLB. These were offset by a reduction in securities sold under agreements to repurchase, a decrease in the proceeds received on the exercise of stock options and the purchase of treasury stock related to our stock repurchase plan.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for the next fiscal year.

Treasury Stock

Periodically, we repurchase our common stock under a plan approved by our Board of Directors. The plan, which allowed for the purchase of up to 750,000 share of our common stock expired June 30, 2009. No shares were repurchased during fiscal 2009. In August 2009, a plan to purchase up to 500,000 shares of our common stock, expiring February 28, 2011, was approved by our Board of Directors.

Additionally, the trustee under the 2005 Plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During fiscal year 2009, the plan purchased 60,000 shares at a cost of $1,028,000, or $17.15 per share. During fiscal 2009, 9,644 shares were sold or distributed pursuant to the plan. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

As restricted stock grants vest, some of the grantees choose to sell a portion of their vested shares to cover the tax liabilities arising from such vesting. As a result, in fiscal 2009, 22,097 shares were repurchased by the company with a market value of approximately $375,000, or $16.99 per share, to cover tax liabilities.

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

Credit Risk

Brokerage. Credit risk arises from the potential nonperformance by counterparties, customers or debt security issuers. We are exposed to credit risk as a trading counterparty and as a stock loan counterparty to dealers and customers, as a holder of securities and as a member of exchanges and clearing organizations. We have established credit risk committees to review our credit exposure in various business units. These committees are composed of senior management of the company. Credit exposure is also associated with customer margin accounts, which are monitored daily. We monitor exposure to individual securities and perform sensitivity analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending. The Bank has developed and implemented extensive policies and procedures to provide a robust process for proactively managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within the Dallas/Fort Worth metropolitan area. The Bank also purchases loans, which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

Operational Risk

Operational risk refers generally to risk of loss resulting from our operations, including but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, and inadequacies or breaches in our control processes. We operate in diverse markets and are reliant on the ability of our employees and systems to process large numbers of transactions. Significant failures by our customers, including correspondents, or clients to honor their obligations, together with insufficient collateral and reserves, could have a material adverse affect on our business, financial condition, results of operations and cash flow. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. We also use periodic self-assessments and internal audit examinations as further reviews of the effectiveness of our controls and procedures in mitigating our operational risk.

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

Market Risk

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, market prices, investor expectations and changes in credit ratings of the issuer. Our exposure to market risk is directly related to our role as a financial intermediary in customer-related transactions and to our proprietary trading activities and securities lending activities.

Interest Rate Risk

Brokerage. Interest rate risk is a consequence of maintaining inventory positions and trading in interest-rate-sensitive financial instruments. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments and from our maintaining a matched stock loan book.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	15.00%
+200	10.10%
+100	5.19%
0	0%
-50	-9.12%
-100	-18.38%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at June 30, 2009:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$1,202,279	$18,501	$46,206	$149,127
Securities and FHLB stock	7,059	—	—	6,237
Interest-bearing deposits	80,806	—	—	—

Total earning assets	1,290,144	18,501	46,206	155,364

Interest-bearing liabilities:
Transaction accounts and savings	1,160,344	—	—	—
Certificates of deposit	37,899	22,474	7,844	3,342
Borrowings	2,842	2,737	20,396	91,517

Total interest-bearing liabilities	1,201,085	25,211	28,240	94,859

GAP	$89,059	$(6,710)	$17,966	$60,505
Cumulative GAP	$89,059	$82,349	$100,315	$160,820

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes securities owned, net of securities sold, not yet purchased, which are in our securities owned and securities sold, not yet purchased, portfolios, assets segregated for regulatory purposes and marketable equity securities in our available-for-sale portfolio, which are subject to interest rate and market price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$206	$6,923	$18,852	$40,955	$66,936
Auction rate municipal bonds	23,875	—	—	—	23,875
U.S. government and government agency obligations	4,097	3,761	(11,245)	(373)	(3,760)
Corporate obligations	1,342	5,367	4,209	5,570	16,488

Total debt securities	29,520	16,051	11,816	46,152	103,539
Corporate equity	—	—	—	8,758	8,758
Other	9,497	—	—	—	9,497

	$39,017	$16,051	$11,816	$54,910	$121,794

Weighted average yield
Municipal obligations	0.72%	2.61%	3.76%	5.83%	4.90%
Auction rate municipal bonds	0.62%	—	—	—	0.62%
U.S. government and government agency obligations	0.29%	1.53%	3.54%	4.71%	2.22%
Corporate obligations	15.34%	5.05%	6.06%	6.79%	6.13%

Assets segregated for regulatory purposes	—	$15,916	—	—	$15,916

Weighted average yield
Assets segregated for regulatory purposes	—	1.89%	—	—	1.89%
Available-for-sale securities, at fair Value
Marketable equity securities	$3,823	$—	$—	$271	$4,094

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 in the Notes to the Consolidated Financial Statements contained in this report.

Fair Value

We adopted SFAS No. 157, “Fair Value Measurement,” effective June 28, 2008, with the exception of non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was delayed by FASB Staff Position No. FAS 157-2 and was effective beginning June 27, 2009, our fiscal 2010. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In October 2008, we adopted FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This staff position clarifies the application of SFAS No. 157 in an inactive market. This statement did not reinterpret or change SFAS No. 157’s existing principles but is intended to enhance comparability and consistency. In March 2009, we early adopted FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity

of the Asset or Liability Have Significantly Increased and Identifying Transactions That Are Not Orderly.” Both of these staff positions were used in our evaluation of fair value under SFAS No. 157. See Note 1(t) in the Notes to the Consolidated Financial Statements contained in this report. These staff positions provide additional guidance for estimating fair values in accordance with SFAS No. 157 in an inactive market or where price inputs being used represent a distressed market. These staff positions also reaffirmed the objective of SFAS No. 157, which is to reflect an exit price for an asset in an orderly transaction (as opposed to a distressed or forced transaction) between market participants at the measurement date and under current market conditions.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Assets and liabilities utilizing Level 1 inputs include the following: a) our investment in USHS stock; b) our investment in NYX stock; c) our deferred compensation plan’s investment in Westwood stock; d) the company’s government guaranteed bonds purchased under the Temporary Liquidity Guarantee Program (“TLGP”); and e) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Assets and liabilities utilizing Level 2 inputs include the following: a) our REO investments; and b) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

•

Level 3 — Assets and liabilities utilizing Level 3 inputs include the following: a) our equity method investments in investment partnerships (described under “Other Assets” below); b) certain REO investments; and c) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management. Our Level 3 assets represented 17% of our total assets measured at fair value at June 26, 2009. No liabilities were categorized as Level 3 at June 26, 2009.

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

•	Investments in certain private equity funds – Discounted cash flow techniques; and

•	REO – Most recent appraisals adjusted for changes in the real estate market at the valuation date.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets Segregated for Regulatory Purposes. Because quoted market prices are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. These securities include government guaranteed bonds purchased under the TLGP.

Marketable Equity Securities Available for Sale. Because quoted market prices are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. These securities include our investments in USHS stock and NYX stock and the 2005 Plan investment in Westwood stock.

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

Securities classified as Level 3 securities include securities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. Included in this category are certain corporate equity securities and municipal debt.

We had $1.2 million in realized losses and $137,000 in unrealized gains for these Level 3 securities for the fiscal year ended June 26, 2009. The corporate equity securities, valued at $1.7 million, are categorized as Level 3 as these securities are valued based on an inactive market for which there are no observable inputs. These positions are not material to our total portfolio. At June 26, 2009, our Level 3 municipal debt obligations consisted of one auction rate bond position for which there is not an active trading market. This position is valued at par as of June 26, 2009, which management believes is representative of the price market participants would pay. Management believes that a valuation of this position at par is indicative of fair market value, as to date, all auction rate bonds we have held in our inventory have been sold to third parties at their par value. Also, our internal discounted cash flow valuation methodology supported a valuation at par. Currently, this position has a calculated rate of return of 1%. Based on discussions with the issuer of the bonds, it is our understanding that the entity has plans to refinance their debt within the next fiscal year. As such, we expect to receive full value on these bonds.

Other Assets. Other assets consist of our investment in REO and equity investments in limited partnerships. REO is valued at the lower of cost or market. For those investments where the REO is valued at market, the value is determined by third party appraisals. As such, these REO investments, solely based on appraisals, are categorized as Level 2. In certain circumstances, we will adjust the appraisals to reflect more accurately the economic conditions of the area at the time of valuation and, in these circumstances, these REO investments are categorized as Level 3. Our investments in the limited partnerships are categorized as Level 3 as the underlying investments in the funds are valued based on internally developed models utilizing inputs with little or no market activity. Most, if not all, of the investments in these funds are in privately held growth companies.

We had $1.5 million of unrealized losses for these Level 3 securities for fiscal year ended June 26, 2009. As of June 26, 2009, we had a $1.0 million balance for the venture capital fund investment and a $4.2 million balance for the Bank’s equity fund investments. As of June 26, 2009, there was $8.1 million of REO valued at an adjusted appraisal value.

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

Income Tax Accrual and Allowance for Deferred and Tax Assets

We operate in multiple taxing jurisdictions, and as a result, accruals for tax contingencies require us to make estimates and judgments with respect to the ultimate tax liability in any given year. Actual results could vary from these estimates. Changes in tax laws, new tax rulings, or results of tax audits could cause management’s estimates to change. In our opinion, adequate provisions for income taxes have been made for all years.

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward period available under the tax law. We have determined that one or more sources of taxable income of the appropriate character exist for the realization of tax benefits associated with the deferred tax assets derived from capital losses. As a result of our history of taxable income and the nature of the items from which deferred tax assets are derived, we believes that is more likely than not that we will realize the benefit of the deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The company’s consolidated financial statements and supplementary data are included in pages F-2 through F-36 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and “Index to the Financial Statements” on page F-1.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share amounts)

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2009
Revenues	$122,348	$127,094	$114,091	$122,144
Net income	7,023	9,046	3,954	3,608
Comprehensive income	6,155	7,935	3,327	7,588
Earnings per share – basic
Net income	$0.26	$0.33	$0.15	$0.13
Earnings per share – diluted
Net income	$0.26	$0.33	$0.15	$0.13
Cash dividend declared per common share	$0.09	$0.09	$0.09	$0.09
Stock price range
High	$22.52	$21.08	$19.29	$17.13
Low	$12.90	$10.01	$11.88	$11.77

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2008
Revenues	$112,540	$116,843	$120,371	$127,773
Income from continuing operations	7,704	7,248	8,592	7,310
Income from discontinued operations	17	—	—	—
Extraordinary gain, net of tax $571	—	—	—	1,061
Net income	7,721	7,248	8,592	8,371
Comprehensive income	7,496	7,141	6,807	7,877
Earnings per share – basic
Income from continuing operations	$0.28	$0.26	$0.32	$0.27
Income from discontinued operations	—	—	—	—
Extraordinary gain	—	—	—	0.04
Net income	$0.28	$0.26	$0.32	$0.31
Earnings per share – diluted
Income from continuing operations	$0.28	$0.26	$0.32	$0.27
Income from discontinued operations	—	—	—	—
Extraordinary gain	—	—	—	0.04
Net income	$0.28	$0.26	$0.32	$0.31
Cash dividend declared per common share	$0.08	$0.08	$0.09	$0.09
Stock price range
High	$22.99	$18.99	$16.01	$19.70
Low	$16.38	$11.65	$10.13	$11.30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 26, 2009. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of June 26, 2009, such disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 26, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 26, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that we have maintained effective internal control over financial reporting as of June 26, 2009.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of June 26, 2009 as stated in their report, dated September 9, 2009, which appears herein.

ITEM 9B. OTHER INFORMATION

The information set forth in the table immediately below presents information related to the award of common stock under the Restricted Stock Plan as authorized pursuant to the terms of the Restricted Stock Plan on August 24, 2009 by our Board of Directors and the amount paid under our cash bonus plan for fiscal 2009.

	Restricted Stock Plan		Amount
Name and Position	Dollar Value ($)	Number of Shares to be Granted (1)	paid under the cash bonus plan
Donald W. Hultgren Director President and Chief Executive Officer	$67,500	4,567	$352,052
Kenneth R. Hanks Executive Vice President, Chief Financial Officer and Treasurer	54,000	3,654	238,701
Daniel R. Leland Executive Vice President	33,750	2,283	3,636,264
Richard H. Litton Executive Vice President	33,750	2,283	898,841
James H. Ross Executive Vice President	348,100	23,552	490,132
All executive officers as a group (13 persons)	1,186,500	80,277	$6,437,608

(1)	These values are based on the last reported sales price of our common stock on the NYSE on August 24, 2009, which was $14.78 per share.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to our executive officers, see “Item 1. Business-Executive Officers of the Registrant.” The information under the heading “Proposal One - Election of Directors” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

For information on the Board of Directors’ determination of the financial expert on the Audit Committee and the name and independence of such expert, see “Financial Expert” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the identification of the audit committee and its members, see “Committees of the Board of Directors” under the heading “Corporate Governance” and the “Audit Committee Report” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the compliance with Section 16(a) of the Exchange Act, see “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information under the heading “Stock Ownership of Principal Owners and Management” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Fees Paid to Independent Registered Public Accounting Firm” and “Pre-approval of Independent Registered Public Accounting Firm Services” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

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

3.	The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 15(b):

Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2007

4.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 8, 2004

4.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2007

10.1+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996

10.2+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.3+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.4+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998

10.5+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004

10.6+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996

10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003

10.8+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 3, 2005

10.9+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed March 3, 2005

10.10+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to Exhibit C to the Registrant’s Proxy Statement filed October 9, 2003

10.11+	SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 6, 2004

10.12+	Form of Plan Agreement for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.13+	Form of Election Form for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 12, 2004

10.14+	Description of Registrant’s executive cash bonus plan incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005

10.15+	Description of Registrant’s director compensation arrangement incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed February 9, 2005

10.16+	Executive Employment Agreement for Timothy J. Hamick incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed September 12, 2007

21.1*	Subsidiaries

23.1*	Consent of Grant Thornton LLP

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

September 9, 2009	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 9, 2009	/S/ Don A. Buchholz
(Date)	(Signature)
Don A. Buchholz
Chairman of the Board

September 9, 2009	/S/ Donald W. Hultgren
(Date)	(Signature)
Donald W. Hultgren
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2009	/S/ Kenneth R. Hanks
(Date)	(Signature)
Kenneth R. Hanks
Chief Financial Officer
(Principal Financial Officer)

September 9, 2009	/S/ Stacy Hodges
(Date)	(Signature)
Stacy Hodges
Principal Accounting Officer
(Principal Accounting Officer)

September 9, 2009	/S/ Robert A. Buchholz
(Date)	(Signature)
Robert A. Buchholz
Director

September 9, 2009	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

September 9, 2009	/S/ I.D. Flores III
(Date)	(Signature)
I.D. Flores III
Director

September 9, 2009	/S/ Larry A. Jobe
(Date)	(Signature)
Larry A. Jobe
Director

September 9, 2009	/S/ R. Jan LeCroy
(Date)	(Signature)
R. Jan LeCroy
Director

September 9, 2009	/S/ Frederick R. Meyer
(Date)	(Signature)
Frederick R. Meyer
Director

September 9, 2009	/S/ Mike Moses, Ed.D.
(Date)	(Signature)
Mike Moses, Ed.D.
Director

September 9, 2009	/S/ Jon L. Mosle, Jr.
(Date)	(Signature)
Jon L. Mosle, Jr.
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 26, 2009 and June 27, 2008

(In thousands, except par values and share amounts)

	2009	2008
Assets
Cash and cash equivalents	$96,253	$39,628
Assets segregated for regulatory purposes	313,153	322,575
Receivable from brokers, dealers and clearing organizations	1,892,739	2,849,982
Receivable from clients, net	158,032	286,945
Loans held for sale	262,780	359,945
Loans, net	1,138,602	925,758
Securities owned, at market value	175,030	198,573
Securities purchased under agreements to resell	21,622	9,862
Goodwill	7,552	7,552
Marketable equity securities available for sale	4,094	6,964
Other assets	129,182	110,467

	$4,199,039	$5,118,251

Liabilities and Stockholders’ Equity
Short-term borrowings	$10,000	$86,800
Payable to brokers, dealers and clearing organizations	1,853,544	2,794,377
Payable to clients	426,300	556,029
Deposits	1,292,366	1,071,973
Securities sold under agreements to repurchase	4,462	6,342
Securities sold, not yet purchased, at market value	53,236	26,511
Drafts payable	27,457	19,657
Advances from Federal Home Loan Bank	117,492	166,250
Other liabilities	73,825	67,306

	3,858,682	4,795,245
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 28,309,139 and outstanding 27,262,923 shares at June 26, 2009; issued 28,269,134 and outstanding 27,195,609 shares at June 27, 2008	2,831	2,827
Additional paid-in capital	271,131	269,360
Retained earnings	75,918	62,100
Accumulated other comprehensive income – unrealized holding gain(loss), net of tax of $0 in 2009 and $(739) in 2008	180	(1,194)
Deferred compensation, net	2,639	1,994
Treasury stock (1,046,216 shares at June 26, 2009 and 1,073,525 shares at June 27, 2008, at cost)	(12,342)	(12,081)

Total stockholders’ equity	340,357	323,006
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,199,039	$5,118,251

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended June 26, 2009, June 27, 2008 and June 29, 2007

(In thousands, except share and per share amounts)

	2009	2008	2007
Revenues:
Net revenues from clearing operations	$11,541	$13,951	$12,451
Commissions	179,003	111,368	90,398
Interest	211,873	281,422	292,062
Investment banking, advisory and administrative fees	36,382	37,517	33,411
Net gains on principal transactions	34,831	8,653	15,460
Other	12,047	24,616	27,116

Total revenue	485,677	477,527	470,898
Interest expense	104,056	175,896	197,283

Net revenues	381,621	301,631	273,615

Non-Interest Expenses:
Commissions and other employee compensation	239,003	183,830	159,915
Occupancy, equipment and computer service costs	32,994	27,093	23,454
Communications	13,124	10,091	8,826
Floor brokerage and clearing organization charges	3,497	2,257	3,904
Advertising and promotional	4,547	3,861	2,586
Other	50,027	25,390	18,717

Total non-interest expenses	343,192	252,522	217,402

Income from continuing operations before income tax expense	38,429	49,109	56,213
Income tax expense	14,798	18,255	18,706

Income from continuing operations	23,631	30,854	37,507
Discontinued operations:
Income from discontinued operations	—	29	175
Income tax expense	—	(9)	(55)
Minority interest in consolidated subsidiaries	—	(3)	(18)

Income from discontinued operations	—	17	102

Income before extraordinary gain	23,631	30,871	37,609
Extraordinary gain, net of tax of $571 in 2008	—	1,061	__

Net income	23,631	31,932	37,609
Other comprehensive income:
Recognition of net holding losses, net of tax of $1,740 in 2009	3,231	—	—
Net holding gains and losses, net of tax of $(1,001) in 2009; $(1,431) in 2008 and $43 in 2007	(1,857)	(2,611)	192

Net income (loss) recognized in other comprehensive income	1,374	(2,611)	192

Comprehensive income	$25,005	$29,321	$37,801

Earnings per share – basic
Income from continuing operations	$0.87	$1.13	$1.39
Income from discontinued operations	—	—	—
Extraordinary gain	—	0.04	—

Net income	$0.87	$1.17	$1.39

Weighted average shares outstanding – basic	27,104,449	27,227,848	26,972,392

Earnings per share – diluted
Income from continuing operations	$0.87	$1.13	$1.37
Income from discontinued operations	—	—	0.01
Extraordinary gain	—	0.04	—

Net income	$0.87	$1.17	$1.38

Weighted average shares outstanding – diluted	27,233,139	27,378,437	27,284,218

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 26, 2009, June 27, 2008 and June 29, 2007

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Deferred Compensation,	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	net	Shares	Amount	Total
Balance at June 30, 2006	27,424,611	$1,828	$255,331	$37,968	$1,225	$1,610	(832,720)	$(8,490)	$289,472
Net income	—	—	—	37,609	—	—	—	—	37,609
Unrealized holding gain, net of tax of $43	—	—	—	—	79	—	—	—	79
Windfall tax benefits	—	—	225	—	—	—	—	—	225
Cash dividends ($1.30 per share)	—	—	—	(35,827)	—	—	—	—	(35,827)
Exercise of options	853,490	66	14,226	—	—	—	—	—	14,292
Stock split 3:2 December 15, 2006	(619)	933	(912)	(21)	—	—	—	—	—
Deferred compensation plan, net	—	—	(21)	—	113	34	(24,324)	(707)	(581)
Restricted stock plan	(80,204)	(8)	(274)	—	—	—	151,294	1,460	1,178

Balance at June 29, 2007	28,197,278	2,819	268,575	39,729	1,417	1,644	(705,750)	(7,737)	306,447
Net income	—	—	—	31,932	—	—	—	—	31,932
Unrealized holding loss, net of tax of $1,431	—	—	—	—	(2,657)	—	—	—	(2,657)
Windfall tax benefits	—	—	218	—	—	—	—	—	218
Cash dividends ($0.34 per share)	—	—	—	(9,290)	—	—	—	—	(9,290)
Exercise of options	71,856	8	871	—	—	—	—	—	879
FIN 48 adoption	—	—	—	(271)	—	—	—	—	(271)
Deferred compensation plan, net	—	—	3	—	46	350	(6,551)	(20)	379
Treasury stock repurchased/buyback	—	—	—	—	—	—	(551,056)	(6,135)	(6,135)
Restricted stock plan	—	—	(307)	—	—	—	189,832	1,811	1,504

Balance at June 27, 2008	28,269,134	$2,827	$269,360	$62,100	$(1,194)	$1,994	(1,073,525)	$(12,081)	$323,006
Net income	—	—	—	23,631	—	—	—	—	23,631
Unrealized holding gain, net of tax of $739	—	—	—	—	1,372	—	—	—	1,372
Windfall tax benefits	—	—	67	—	—	—	—	—	67
Cash dividends ($0.36 per share)	—	—	—	(9,813)	—	—	—	—	(9,813)
Exercise of options	40,005	4	518	—	—	—	—	—	522
Deferred compensation plan, net	—	—	22	—	2	645	(50,356)	(882)	(213)
Restricted stock plan	—	—	1,164	—	—	—	77,665	621	1,785

Balance at June 26, 2009	28,309,139	$2,831	$271,131	$75,918	180	$2,639	(1,046,216)	$(12,342)	$340,357

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 26, 2009, June 27, 2008 and June 29, 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$23,631	$31,932	$37,609
Income from discontinued operations	—	(17)	(102)
Extraordinary gain	—	(1,061)	—
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,036	4,955	4,790
Amortization of premiums on loans purchased	(487)	(725)	(1,278)
Amortization of premiums municipal bonds	(6)	—	—
Provision for doubtful accounts and write downs on REO properties	15,419	4,659	1,538
Deferred income tax (benefit) expense	(6,115)	1,471	632
Deferred compensation	330	1,812	3,139
Gain on sale of loans	(628)	(951)	(999)
Loss on sale of fixed assets	2	196	146
Loss (gain) on sale of real estate	1,346	(396)	(668)
Gain on sale of factored receivables	(260)	(666)	—
Loss on investment in marketable equity securities available for sale	4,971	—	—
Equity in losses (earnings) of unconsolidated ventures	1,375	(235)	861
Dividend received on investment in Federal Home Loan Bank stock	(79)	(179)	(163)
Windfall tax benefits	(67)	(218)	(225)
Net change in minority interest in consolidated subsidiaries	—	(50)	(234)
Cash flow from operating activities of discontinued operations	—	4	298
Change in operating assets and liabilities:
Decrease (increase) in assets segregated for regulatory purposes	9,422	(3,310)	25,763
Net change in broker, dealer and clearing organization accounts	16,410	8,923	(19,862)
Net change in client accounts	(1,776)	41,480	(8,245)
Net change in loans held for sale	97,165	(211,932)	(23,139)
Decrease (increase) in securities owned	23,543	(66,432)	39,383
(Increase) decrease in securities purchased under agreements to resell	(11,760)	32,624	21,150
Decrease (increase) in other assets	5,695	5,274	(7,383)
Increase (decrease) in drafts payable	7,800	(6,061)	(3,426)
Increase (decrease) in securities sold, not yet purchased	26,725	(36,959)	(33,439)
Increase (decrease) in other liabilities	7,997	(1,828)	780

Net cash provided by (used in) operating activities	226,689	(197,690)	36,926

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO properties	(10,227)	(8,725)	(6,589)
Purchase of real estate	—	—	(284)
Proceeds from the sale of fixed assets	116	56	7
Proceeds from sale of real estate	14,999	10,097	5,548
Loan originations and purchases	(564,919)	(699,905)	(695,886)
Loan repayments	311,961	501,518	580,817
Proceeds from sale of factored receivables	260	6,249	—
Cash paid for purchase of correspondent clients of Ameritrade	—	(2,678)	(2,382)
Cash paid on investments	(6,564)	(1,500)	(900)
Cash received from investments	—	639	—
Cash flow from investing activities of discontinued operations	—	3,818	—
Cash paid for purchase of M.L. Stern, net of acquired cash	(760)	(5,498)	—
Proceeds from the sale of Federal Home Loan Bank stock	5,819	2,165	—
Purchases of Federal Home Loan Bank stock	(4,081)	(7,346)	(71)

Net cash used in investing activities	(253,396)	(201,110)	(119,740)

Cash flows from financing activities:
Payments on short-term borrowings	(1,933,322)	(1,750,074)	(1,440,520)
Cash proceeds from short-term borrowings	1,856,522	1,811,824	1,414,020

(continued)

(continued)

	2009	2008	2007
Increase in deposits	220,393	174,823	191,256
Advances from Federal Home Loan Bank	3,288,544	2,666,867	50,036
Payments on advances from Federal Home Loan Bank	(3,337,302)	(2,567,606)	(30,141)
Payment of cash dividends on common stock	(9,879)	(9,345)	(36,031)
Windfall tax benefits	67	218	225
Cash (payments) proceeds on securities sold under agreements to repurchase	(1,880)	(11,487)	10,110
Net proceeds from exercise of stock options	403	623	11,640
Cash flow from financing activities of discontinued operations	—	(382)	—
Proceeds related to deferred compensation plan	814	623	267
Purchase of treasury stock related to deferred compensation plan	(1,028)	(281)	(962)
Purchase of treasury stock related to repurchase plan	—	(6,135)	—

Net cash provided by financing activities	83,332	309,668	169,900

Net increase (decrease) in cash and cash equivalents	56,625	(89,132)	87,086
Cash and cash equivalents at beginning of year	39,628	128,760	41,674

Cash and cash equivalents at end of year	$96,253	$39,628	$128,760

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$1,007	$2,176	$917

Foreclosures on loans	$27,907	$21,221	$3,199

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest from continuing operations	$105,967	$178,602	$195,104

Income taxes	$18,950	$12,385	$21,087

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer and Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (“FINRA”). Each is registered with the Securities and Exchange Commission (the “SEC”) as a broker/dealer under the Securities Exchange Act of 1934 (“Exchange Act”) and as a registered investment advisor under the Investment Advisors Act of 1940.

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

FSB Development was formed to develop single-family residential lots. As of June 30, 2009, it had no investments.

The Company purchased M.L. Stern after the close of business on March 31, 2008. M.L. Stern was a registered broker/dealer with the SEC and a member of FINRA. Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities in December 2008 and are operating as separate offices of Southwest Securities’ private client group. Effective April 4, 2009, M.L. Stern withdrew from registration with FINRA and the SEC in all states. Tower Asset Management, LLC was a wholly owned subsidiary of M.L. Stern & Co., LLC and was a registered investment advisor providing investment advisory services to high net worth individuals or families who required investment expertise and personal service. Tower Asset Management, LLC ceased business operations June 30, 2009. See Note 1(x), Acquisition.

SWS Capital Corporation and Southwest Advisors are dormant entities.

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

(b) Cash and cash equivalents

For the purposes of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with original maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At June 26, 2009, cash balances included $9,125,000 that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk with respect to such deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At June 30, 2009 and 2008, these reserve balances amounted to $4,362,000 and $3,176,000, respectively.

(c) Securities Transactions

Proprietary securities transactions are recorded on a trade date basis, as if they had settled. Clients’ securities and commodities transactions are reported on a settlement date basis with the related commission income and expenses reported on a trade date basis.

(d) Securities-Lending Activities

Securities borrowed and securities loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

(e) Securities Owned

Marketable securities are carried at fair market value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the consolidated statements of income and comprehensive income. SWS records the fair market value of securities owned on a trade date basis. See Note 1(t) and Note 21, Fair Value of Financial Instruments.

(f) Investments

Limited partnership investments are accounted for under the equity method of accounting in accordance with the Emerging Issues Task Force’s (“EITF”) Topic No. D-46 (“EITF D-46”). According to EITF D-46, a company should implement the guidance established in the Accounting Standards Executive Committee’s Statement of Position (“SOP”) 78-9 for limited partnership investments. The EITF D-46 states that investments in all limited partnerships should be accounted for under the equity method unless the investor’s interest is “so minor that the limited partner may have virtually no influence over the partnership operating and financial policies.”

(g) Loans Held for Sale

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

(h) Loans and Allowance for Probable Loan Losses

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

Interest income from factored receivables is recorded on an accrual basis in accordance with the terms of the agreements. Certain fees charged in connection with the factored receivables are recorded in the month in which the receivables were purchased due to the short holding period. In the third quarter of fiscal 2008, the Bank sold the assets of the factored receivable division for a gain of $666,000. An additional $260,000 was recognized in the first quarter of fiscal 2009 from this sale.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all loans and is based on historical loss experience adjusted for qualitative factors.

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

(i) Fixed Assets and Depreciation

Fixed assets are comprised of furniture, computer hardware, equipment and leasehold improvements and are included in other assets in the accompanying statements of financial condition. Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to expense in the period incurred. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the shorter of the useful life or the lease term (up to fifteen years) using the straight-line method. Depreciation of buildings is provided over the useful life (up to forty years) using the straight-line method. Depreciation expense totaled approximately $4,906,000, $3,608,000 and $3,941,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Property consisted of the following at June 26, 2009 and June 27, 2008:

(in thousands)	June 26, 2009	June 27, 2008
Land	$1,912	$1,912
Buildings	4,915	4,568
Furniture and equipment	39,566	34,995
Leasehold improvements	15,279	12,456

	61,672	53,931
Less: Accumulated depreciation	(36,684)	(33,489)

Net property	$24,988	$20,442

Furniture, equipment and leasehold improvements are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

(j) Amortization

The Company has recorded a customer relationship intangible which is being amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in Note 10, Intangible Assets.

(k) Goodwill

SWS performed its annual assessment of the fair value of goodwill during fiscal 2009 and 2008 as required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and based on the results of the assessment, SWS’ goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

SWS has two reporting units with goodwill, Clearing with $4,254,000 and Institutional Brokerage with $3,298,000, both part of Southwest Securities. There were no changes in the carrying value of goodwill during the three fiscal year periods ended June 26, 2009.

(l) Drafts Payable

In the normal course of business, SWS uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through an unaffiliated bank and are sent to SWS daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(m) Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

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

(n) Federal Income Taxes

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”), with respect to all income tax positions accounted for under SFAS No.109, “Accounting for Income Taxes.” As required by FASB standards, SWS addresses the recognition, measurement, accrual of interest and penalties, balance sheet classification and disclosure of uncertain tax positions.

A reconciliation of the beginning and ending amounts of the net liability for uncertain tax positions is as follows:

Balance at June 27, 2008	$950,000
Increases as a result of tax positions taken during prior years	280,000
Increases as a result of tax positions taken during the current period	614,000
Decreases as a result of tax positions taken during prior years	(40,000)
Decreases as a result of lapse of applicable statute of limitations	(549,000)
Decreases as a result of tax positions taken during the current period	(95,000)

Balance at June 26, 2009	$1,160,000

While the Company expects that the net liability for uncertain positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $183,000, net of federal benefit. During the year ended June 26, 2009, the Company recognized $2,000, net of federal benefit, in interest and penalties in income tax expense. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $977,000, net of federal benefit.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2004. The federal income tax return for the year ended December 31, 2006 is currently under examination by the Internal Revenue Service.

(o) Earnings Per Share (“EPS”)

SWS provides a presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised.

(p) Minority Interest

Minority interest in the consolidated statements of income and comprehensive income arose from the Bank’s non-wholly owned subsidiary, FSB Financial, LTD (“FSB Financial”), and FSB Development’s 50% owned partnership. These investments were sold in fiscal 2006 and 2007, respectively. The amounts recorded in the consolidated statements of income and comprehensive income relate to the escrow account from the sale of FSB Financial (see Note 1 (v), Discontinued Operations).

(q) Stock-Based Compensation

SWS accounts for the SWS Group, Inc. Stock Option Plan (“1996 Plan”), the SWS Group, Inc. 1997 Stock Option Plan (“1997 Plan”) and the 2003 Restricted Stock Plan (“Restricted Stock Plan”) under the recognition and measurement principles of SFAS No. 123R, “Share-Based Payment.” On June 7, 2005, the vesting of all outstanding options was accelerated to 100% upon approval by the Board of Directors. As a result, no compensation expense is recorded in the fiscal 2009, fiscal 2008 or fiscal 2007 consolidated statements of income and comprehensive income related to stock options. The Company has eliminated the use of options as a compensation tool and currently grants restricted stock to reward management and employees.

(r) Treasury Stock

On January 15, 2008, the Board of Directors of SWS Group approved a plan authorizing the Company to purchase up to 750,000 shares of its common stock from time to time in the open market during an approximately 18-month period beginning January 14, 2008 and ending on June 30, 2009 (the “2008 Plan”). As of June 26, 2009, there were 698,944 shares authorized to be purchased under this plan. In fiscal 2008, 551,056 shares of stock were repurchased at a cost of $6,102,000, or $11.07 per share. The first 500,000 of these shares were repurchased pursuant to a 500,000 share repurchase program which was originally approved by the Board of Directors in December 2006 and expired June 30, 2008. The remaining 51,056 shares were repurchased pursuant to the 2008 Plan. No shares were repurchased during fiscal 2009.

Treasury stock is also repurchased periodically under SWS’ Deferred Compensation Plan (see Note 17, Employee Benefits).

(s) Use of Estimates

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

(t) Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurement,” effective June 28, 2008, with the exception of non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which was delayed by FASB Staff Position No. FAS 157-2. and was effective beginning June 27, 2009, our fiscal 2010. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In October 2008, the Company adopted FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This staff position clarifies the application of SFAS No. 157 in an inactive market. This statement did not reinterpret or change SFAS No. 157’s existing principles but is intended to enhance comparability and consistency. In March 2009, the Company early adopted FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity of the Asset or Liability Have Significantly Increased and Identifying Transactions That Are Not Orderly.” Both of these staff positions were used in our evaluation of fair value under SFAS No. 157. These staff positions provide additional guidance for estimating fair values in accordance with SFAS No. 157 in an inactive market or where price inputs being used represent a distressed market. These staff positions also reaffirmed the objective of SFAS No. 157, which is to reflect an exit price for an asset in an orderly transaction (as opposed to a distressed or forced transaction) between market participants at the measurement date and under current market conditions. There was no effect on the financial statements or processes due to the adoption of these staff positions.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. Assets and liabilities utilizing Level 1 inputs include the following: a) the Company’s U.S. Home Systems, Inc. (“USHS”) stock; b) the Company’s NYSE Euronext, Inc. (“NYX”) stock; c) the Company’s deferred compensation plan’s investment in Westwood Holdings Group, Inc. (“Westwood”) stock; d) the Company’s government guaranteed bonds purchased under the Temporary Liquidity Guarantee Program (“TLGP”); and e) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Assets and liabilities utilizing Level 3 inputs include the following: a) the Company’s equity method investments in investment partnerships (described under “Other Assets” below); b) certain REO investments; and c) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets Segregated for Regulatory Purposes. Because quoted market prices are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. These securities include government guaranteed bonds purchased under the TLGP.

Marketable Equity Securities Available for Sale. Because quoted market prices are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. These securities include the Company’s USHS stock, NYX stock and the Company’s deferred compensation plan’s investment in Westwood stock.

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

Securities classified as Level 3 securities are securities whose fair value is estimated based on internally developed models or methodologies, including discounted cash flow, utilizing significant inputs that are generally less readily observable. Included in this category are certain corporate equity securities and municipal debt.

Other Assets. Other assets consist of the Company’s investment in REO and, equity investments in limited partnerships. REO is valued at the lower of cost or market. For those investments where the REO is valued at market, the value is determined by third party appraisals. As such, these REO investments, solely based on appraisals, are categorized as Level 2. In certain circumstances, the Company will adjust the appraisals to reflect more accurately the economic conditions of the area at the time of valuation and, in these circumstances, these REO investments are categorized as Level 3. The Company’s investments in the limited partnerships (the “Investment Partnerships”) are categorized as Level 3 as the underlying investments in the funds are valued based on internally developed models utilizing inputs with little or no market activity. Most, if not all, of the investments in these funds are in privately held growth companies.

Substantially all of SWS’ brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale and loans receivable was $1,440,255,000 and $1,314,627,000 at June 30, 2009 and 2008, respectively.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of CD’s was $72,256,000 and $92,402,000 at June 30, 2009 and 2008, respectively. The fair value of other deposits was $1,220,806,000 and $979,571,000 at June 30, 2009 and 2008, respectively. The fair value of advances to the FHLB was $128,895,000 and $174,683,000 at June 30, 2009 and 2008, respectively.

(u) Accounting Pronouncements

The FASB and the SEC have recently issued the following statements and interpretations, which are applicable to SWS:

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended).” The FASB issued this statement on June 30, 2009 and this statement states that the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by all nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for interim and annual periods ending after September 15, 2009. The Company does not expect, upon adoption, that there will be any impact on its financial statements and processes.

SFAS No. 166, “Accounting for Transfers of Financial Assets.” On June 12, 2009, FASB issued this statement, which is an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) by removing the concept of a qualifying special-purpose entity (“SPE”) and the elimination of the exception for qualifying SPE’s from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” It also modifies the financial-components approach and limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, defines participating interest and removes the special provisions for guaranteed mortgage securitizations and requires them to be treated in the same way as the transfer of other financial assets within the scope of SFAS No. 140. It also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with transfers of financial assets accounted for as sales. This statement is effective for interim and annual reporting periods ending after November 15, 2009. SWS is assessing the impact of this statement on its financial statements and processes.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” On June 12, 2009, FASB issued this statement, which is an amendment to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” (“FAS 46(R)”) This standard changes the requirement from using quantitative analysis to qualitative analysis when determining if an enterprise has a controlling financial interest in a variable interest entity (“VIE”) for the purpose of determining the primary beneficiary. It also changes the timing of assessment to determine if an enterprise is the primary beneficiary of a VIE from when specific events occur to ongoing re-assessment, eliminates the exception related to troubled debt restructuring which is now considered to be an event that requires reconsideration of whether an entity is a VIE, requires enhanced disclosures and nullifies FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This statement is effective for interim and annual reporting periods ending after November 15, 2009. SWS is assessing the impact of this statement on its financial statements and processes.

FASB Staff Position No. FAS 107-1, “Disclosures about Fair Value of Financial Instruments.” On April 9, 2009, FASB issued this staff position, which requires that an entity disclose the fair value of financial instruments for interim reporting periods and in its financial statements for annual reporting periods, as required by FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments.” This statement is effective for interim reporting periods ending after June 15, 2009. Upon adoption, there was no impact on SWS’s financial statements and processes.

EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” In June 2008, FASB issued this standard which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, our fiscal 2010. The Company does not expect, upon adoption, that there will be any impact on its financial statements and processes.

SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” In February 2008, FASB issued this standard, which presumes an initial transfer of a financial asset and repurchase financing are considered part of the same arrangement as described in SFAS No. 140, unless certain conditions are met. The conditions are 1) the initial transfer and repurchase financing are not contractually contingent on one another; 2) the repurchase financing provides the initial transferor with recourse to the initial transferee upon default; 3) the financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace and 4) the repurchase agreement matures before the asset. This standard is effective for fiscal years beginning after November 15, 2008, our fiscal 2010. The Company does not expect, upon adoption, that there will be any impact on its financial statements and processes.

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” In December 2007, FASB issued this standard which changes the accounting and reporting of non-controlling (or minority) interests in the consolidated financial statements. This statement requires 1) ownership interests in subsidiaries held by entities other than the parent be displayed as a separate component of equity in the consolidated statement of financial condition and separate from the parent; 2) after control is obtained, a change in ownership interests not resulting in a loss of control should be accounted for as an equity transaction; and 3) when a subsidiary is deconsolidated any retained non-controlling equity investment should be initially measured at fair value. This standard is effective for fiscal years beginning after December 15, 2008, our fiscal 2010. The Company does not expect, upon adoption, that there will be any impact on its financial statements and processes.

SFAS No. 141(R), “Business Combinations.” In December 2007, FASB issued this standard which changes the accounting and reporting of business combinations. This statement could impact the annual goodwill and intangible impairment testing associated with acquisitions which closed prior to the effective date of this standard. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, our fiscal 2010. The Company does not expect, upon adoption, that there will be any impact on its financial statements and processes.

(v) Discontinued Operations

In March 2006, the Bank sold the assets of its subsidiary, FSB Financial. The sale price was $35,870,000 in cash and the retirement of $116,868,000 of related debt. A gain of $20,453,000 was recognized on the sale of which $2,965,000 belonged to the minority interest holder. Pursuant to the sale agreement, 10% or $3,587,000 was placed in escrow to secure any purchase price adjustments and to secure seller’s indemnification obligations. This money was released from escrow on July 3, 2007 at which time the Bank received $3,818,000, representing the original $3,587,000 and $231,000 in interest. The minority interest holder received $382,000 on this transaction.

(w) Other Comprehensive Income (Loss)

Net holding gains and losses represent the unrealized holding gains and losses on marketable equity securities available for sale. See Note 3, Marketable Equity Securities.

(x) Acquisition

In February 2008, the Company entered into a definitive agreement to purchase M.L. Stern & Co., LLC and its wholly-owned subsidiary, Tower Asset Management, LLC, (collectively, “M.L. Stern”) from a subsidiary of Pacific Life Insurance Company. The acquisition was structured as a purchase of all of the outstanding membership interests of M.L. Stern. The assets and liabilities acquired as well as the financial results of M.L. Stern were included in the Company’s consolidated financial statements after the close of business on March 31, 2008, the acquisition date. The acquisition augmented the Company’s retail segment in the California marketplace. M.L. Stern & Co., LLC, which is based in Beverly Hills, California, had seven retail office locations, approximately $4 billion in customer assets under custody, an additional $450 million in assets under management and approximately 100 financial advisors at the time of acquisition. The M.L. Stern business is included in the Company’s retail segment.

The aggregate acquisition price was approximately $8.7 million, which consisted of cash in the amount of $5.5 million and direct expenses of $3.2 million in finder’s fees, legal fees, valuation fees, severance costs and contract cancellation costs. The Company accounted for the acquisition of M.L. Stern under the provisions of SFAS No. 141 “Business Combinations.” SWS allocated a portion of the purchase price to the following intangibles after consideration of the review report by an outside third party expert:

•	Customer Relationship - $7.0 million;

•	Trade Name - $0.8 million;

•	Leases - $3.9 million;

•	Non-Compete Agreements - $0.7 million; and

•	Schwab Investment Management Contract - $3.3 million.

The cost to acquire M.L. Stern was less than the fair values assigned to the acquired assets and liabilities. As such, the excess was allocated as a pro-rata reduction of the amounts assigned to the acquired assets, bringing all intangible assets noted above to an adjusted fair value of zero. Depreciable fixed assets were reduced to zero through the allocation process. After these adjustments, $1.6 million of excess fair value over cost remained. This amount was recognized as an extraordinary gain by the Company.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of March 31, 2008, the acquisition date:

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

At June 26, 2009, SWS held TLGP bonds with a market value of $15,916,000 and cash of $297,237,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 26, 2009.

At June 27, 2008, SWS had cash of $322,575,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for PAIB at June 27, 2008.

3.	MARKETABLE EQUITY SECURITIES

SWS Group owns shares of common stock in USHS, Westwood and NYX, which are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at June 26, 2009 and June 27, 2008 (dollars in thousands):

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Realized Losses	Market Value	New Cost After Realization of Losses
June 26, 2009
USHS	357,154	$1,576	$—	$(662)	$914	$914
NYX	103,898	7,218	—	(4,309)	2,909	2,909
Westwood	6,454	91	180	—	271	91

Marketable equity securities		$8,885	$180	$(4,971)	$4,094	$3,914

	Shares Held	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 27, 2008
USHS	357,154	$1,576	$—	$(183)	$1,393
NYX	103,898	7,218	—	(1,928)	5,290
Westwood	6,877	103	178	—	281

Marketable equity securities		$8,897	$178	$(2,111)	$6,964

At June 26, 2009, SWS held shares of stock of Westwood within the Company’s deferred compensation plan. The reduction in shares from fiscal 2008 to fiscal 2009 resulted from distributions from the deferred compensation plan.

NYSE / Archipelago. Southwest Securities has been a member of the NYSE since 1972, owning one seat carried at a cost of $230,000. Upon the merger of the NYSE and Archipelago Holdings, L.L.C. (“Archipelago”) in March 2006, Southwest Securities surrendered its seat for the right to receive from the new entity, NYX, $300,000 in cash and 80,177 restricted shares of NYX common stock, par value $0.01 per share. Prior to the merger, Southwest Securities owned 23,721 shares of Archipelago common stock recorded at its cost of zero. Upon the merger, each outstanding share of Archipelago common stock was converted into one share of NYX stock.

The 80,177 NYX shares received from the merger were restricted by agreement. These restrictions prohibited any “direct or indirect assignment, sale, exchange, transfer, tender or other disposition of NYX stock.” The restrictions on the shares lapsed based on a three year vesting schedule with restrictions lapsing on one-third of the restricted shares annually. The restriction on 26,727 shares of stock lapsed March 7, 2007. On June 7, 2007, NYX announced an early release of the restriction on an additional 26,725 shares. On October 1, 2008, the NYX removed the restrictions on the remaining 26,725 shares that were set to lapse in March 2009. As of June 26, 2009, all of the NYX shares were unrestricted.

In July 2007, Southwest Securities transferred its ownership of the NYX stock at cost to SWS Group. These shares are now recorded as marketable equity securities available for sale, and changes in valuation on the shares appear in other comprehensive income in the consolidated statement of income and comprehensive income.

Other than Temporary Impairment Analysis. As a result of the depressed price of USHS and NYX, SWS determined that it must review these two securities to evaluate whether the securities were other than temporarily impaired. The review of these securities was conducted in the fourth quarter of fiscal 2009.

To evaluate whether the declines in value for NYX and USHS were other than temporary, SWS reviewed the following factors:

•	The length of the time and the extent to which the market value has been less than cost;

•

The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential;

•	The intent and ability of SWS to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value; and

•	The cyclicality and volatility of the investment.

Based on this review, it was determined that the declines in value for both USHS and NYX were other than temporary. Consequently, realized losses of $4,971,000 were recorded in other expenses in the consolidated statement of income and comprehensive income. USHS’s and NYX’s new cost basis is $914,000 and $2,909,000, respectively, the market value at June 26, 2009.

4.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 26, 2009 and June 27, 2008, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2009	2008
Receivable:
Securities failed to deliver	$13,446	$46,785
Securities borrowed	1,816,657	2,737,279
Correspondent broker/dealers	22,069	29,434
Clearing organizations	24,044	15,086
Other	16,523	21,398

	$1,892,739	$2,849,982

Payable:
Securities failed to receive	$13,762	$57,707
Securities loaned	1,777,942	2,702,605
Correspondent broker/dealers	13,722	12,216
Other	48,118	21,849

	$1,853,544	$2,794,377

Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. Securities borrowed and loaned represent deposits made to or received from other broker/dealers relating to these transactions. These deposits approximate the market value of the underlying securities.

SWS clears securities transactions for correspondent broker/dealers. Proprietary settled securities and related transactions for these correspondents are included in the receivable from and payable to brokers, dealers and clearing organizations.

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At June 26, 2009, SWS had collateral of $1,815,518,000 under securities lending agreements, of which SWS had repledged $1,769,499,000. At June 27, 2008, SWS had received collateral of $2,737,263,000 under securities lending agreements, of which SWS had repledged $2,686,694,000.

5.	RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 pursuant to the Exchange Act, principally officers, directors and related accounts), which aggregated approximately $693,000 and $1,463,000, respectively, at June 26, 2009 and $902,000 and $566,000, respectively, at June 27, 2008. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $379,238,000 and $492,352,000 at June 26, 2009 and June 27, 2008, respectively. During fiscal year 2009, the interest rates paid on these balances ranged from 0.15% to 1.28%. The weighted average interest rate paid was 0.56% in fiscal 2009 and 3.20% in fiscal 2008.

SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations and are included in other expense in the consolidated statement of income and comprehensive income. At June 26, 2009 and June 27, 2008, all unsecured customer receivables are provided for in this allowance. The allowance was $506,000 and $131,000 at June 26, 2009 and June 27, 2008, respectively.

6.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within the Dallas-Fort Worth, Texas metropolitan area. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of North Texas.

Loans receivable at June 30, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
First mortgage loans (principally conventional):
Real estate	$874,638	$637,289
Construction	143,234	189,379

	1,017,872	826,668

Consumer and other loans:
Commercial	129,512	101,334
Other	7,065	6,433

	136,577	107,767

	1,154,449	934,435
Unearned income	(1,116)	(1,741)
Allowance for probable loan losses	(14,731)	(6,936)

	$1,138,602	$925,758

Impairment of loans with a recorded investment of approximately $18,077,000 and $2,705,000 has been recognized at June 30, 2009 and 2008, respectively. The average recorded investment in impaired loans was approximately $6,529,000 during fiscal 2009 and $2,441,000 during fiscal 2008. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $2,007,000 and $357,000 at June 30, 2009 and 2008, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in fiscal 2009 and 2008, respectively.

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. Total non-accrual loans at June 30, 2009 and 2008 were $30,099,000 and $18,662,000, respectively. At June 30, 2009 and 2008, total loans past-due 90 days or more and still accruing interest were $670,000 and $335,000, respectively. The average recorded investment in non-accrual loans was approximately $24,351,000 during fiscal 2009 and $18,370,000 during fiscal 2008. Total income recognized on non-accrual loans, prior to being placed on non-accrual status, during fiscal 2009, 2008, and 2007 was $817,000, $582,000, and $807,000, respectively. No additional funds are committed to be advanced in connection with impaired loans.

An analysis of the allowance for probable loan losses for the years ended June 30, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$6,936	$5,497	$5,047
Continuing operations:
Provision for loan losses	13,323	3,545	651
Loans charged to the allowance, net	(5,528)	(2,106)	(201)

	7,795	1,439	450

Balance at end of year	$14,731	$6,936	$5,497

7.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 26, 2009 and June 27, 2008, which are carried at market value, include the following (in thousands):

	2009	2008
Securities owned:
Corporate equity securities	$9,234	$9,393
Municipal obligations	90,923	145,948
U.S. government and government agency obligations	24,824	13,887
Corporate obligations	39,735	23,461
Other	10,314	5,884

	$175,030	$198,573

Securities sold, not yet purchased:
Corporate equity securities	$476	$2,197
Municipal obligations	112	—
U.S. government and government agency obligations	28,584	14,205
Corporate obligations	23,247	9,558
Other	817	551

	$53,236	$26,511

Certain of the above securities have been pledged to secure short-term borrowings (see Note 11, Short-Term Borrowings) and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $2,998,000 and $3,782,000 at June 26, 2009 and June 27, 2008, respectively. Additionally, at June 26, 2009 and June 27, 2008, SWS had pledged firm securities valued at $1,134,000 and $161,000, respectively, in conjunction with securities lending activities.

8.	SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At June 26, 2009, SWS held reverse repurchase agreements totaling $21,622,000, collateralized by U.S. government and government agency obligations with a market value of approximately $21,628,000. At June 27, 2008, SWS held reverse repurchase agreements totaling $9,862,000, collateralized by U.S. government and government agency obligations with a market value of approximately $9,910,000.

9.	INVESTMENTS

SWS has interests in three investment partnerships that are accounted for under the equity method, which approximates fair value as described in Note 1(t), Fair Value of Financial Instruments. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of June 26, 2009, SWS had contributed $4,000,000 of this commitment. In the third quarter of fiscal 2009, SWS received notification that it is probable the limited partnership will be making a capital call for the remaining $1,000,000 commitment. As of June 26, 2009, the limited partnership had not acted on this notification. However, in August 2009, SWS received notification that $400,000 is required to be paid in September 2009 with the remaining $600,000 to be paid in over the following 12 months. SWS recorded a contingent liability of $1,000,000 for the probable capital call on this investment equal to the remaining commitment. Based on review of the fair value of the limited partnership investment, SWS determined that its share of the investments in the limited partnership investment should be valued at $1,040,000, as of June 26, 2009. As a result of the fair value analysis, SWS recorded a net loss on this investment for fiscal 2009 of $2,695,000, which represented a $1,695,000 loss on the investment and a $1,000,000 impairment of the commitment. SWS recorded income of $220,000 and $745,000 related to this investment during fiscal 2008 and 2007, respectively. SWS’s investment represents less than 20% of the total interests in the partnership.

The other two investments are limited partnership equity funds, to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective ways of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of June 26, 2009, the Bank has invested $3,000,000 of its aggregate commitment to the two funds. During fiscal 2009, 2008 and 2007, the Bank recorded gains of $1,320,000 and $15,000 and losses of $116,000, respectively, related to these investments. In January 2009, the Bank executed a loan agreement with one of the partnerships for $4,500,000. The loan bears interest at the Wall Street Journal Prime Rate, interest is due monthly, and the loan matures on January 28, 2010.

10.	INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer its correspondent clearing clients to the Company. This transaction closed in July 2006. $2,382,000 of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. SWS paid an additional $2,678,000 in July 2007 under the terms of the agreement. As a result of these transactions, the Company recorded a customer relationship intangible of $5,060,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS has recognized approximately $1,130,000, $1,347,000 and $849,000 of amortization expense in fiscals 2009, 2008 and 2007, respectively. The intangible is included in other assets on the consolidated statement of financial condition. SWS’s estimated amortization expense for the next 3 fiscal years is as follows (in thousands):

Fiscal 2010	943
Fiscal 2011	785
Fiscal 2012	6

$1,734

SWS performed an asset impairment analysis of the intangible asset during fiscal 2009, and based on its analysis, SWS’ intangible balance was not impaired.

11.	SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $300,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts, and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At June 26, 2009, the amount outstanding under these secured arrangements was $10,000,000, which was collateralized by securities held for firm accounts valued at $82,615,000. At June 27, 2008, the amount outstanding under these secured arrangements was $75,500,000, which was collateralized by securities held for firm accounts valued at $121,496,000.

SWS has $250,000 outstanding under unsecured letters of credit at both June 26, 2009 and June 27, 2008, pledged to support its open positions with securities clearing organizations, which bears a 1% commitment fee and is renewable semi-annually.

At June 26, 2009 and June 27, 2008, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $286,000 and $429,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

SWS had an additional $500,000 outstanding under an unsecured letter of credit at June 26, 2009, pledged to support its underwriting activities, which bears a 1% commitment fee and is renewable annually at SWS’s option.

In addition to the broker lines, at June 26, 2009 and June 27, 2008, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At June 26, 2009, there were no amounts outstanding on this line other than the $1,036,000 under unsecured letters of credit referenced above. At June 27, 2008, there were no amounts outstanding on this line other than the $679,000 in unsecured letters of credit referenced above. At June 26, 2009 and June 27, 2008, the total amount available for borrowings was $18,964,000 and $19,321,000, respectively.

At June 26, 2009 and June 27, 2008, SWS had an irrevocable letter of credit agreement aggregating $42,000,000 and $58,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $59,428,000 and $73,528,000 at June 26, 2009 and June 27, 2008, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At June 26, 2009, approximately $195,983,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $8,381,000 under securities loan agreements. At June 27, 2008, approximately $357,384,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $15,730,000 under securities loan agreements.

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The monies from the line of credit are used by the Bank to support short-term liquidity needs. At June 30, 2009 and 2008, there were no amounts outstanding on this line of credit.

M.L. Stern had a broker lending agreement with a bank for a $20,000,000 line of credit on which $11,300,000 was drawn at June 30, 2008 and was collateralized by securities held for firm accounts valued at $16,496,000. This line of credit was used primarily to finance securities owned and bore interest at rates indexed to the federal funds rate. Upon the transfer of operations to Southwest Securities in December 2008, this line of credit was terminated and as such there are no amounts outstanding under this line at June 30, 2009.

12.	DEPOSITS

Bank core deposits at June 30, 2009 and 2008 are summarized as follows (dollars in thousands):

	2009		2008
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$60,463	4.7%	$52,349	4.9%
Interest bearing demand accounts	84,318	6.5	58,761	5.5
Savings accounts	1,030,900	79.8	824,596	76.9
Limited access money market accounts	45,126	3.5	43,865	4.1
Certificates of deposit, less than $100,000	40,172	3.1	55,173	5.1
Certificates of deposit, $100,000 and greater	31,387	2.4	37,229	3.5

	$1,292,366	100.0%	$1,071,973	100.0%

The year to date weighted average interest rate on deposits was approximately 1.06% and 3.55% at June 30, 2009 and 2008, respectively.

At June 30, 2009, scheduled maturities of certificates of deposit were as follows (in thousands):

	2010	2011	2012	2013	Thereafter	Total
Certificates of deposit, less than $100,000	$33,386	$3,353	$1,863	$645	$925	$40,172
Certificates of deposit, $100,000 and greater	27,246	1,592	1,036	664	849	31,387

	$60,632	$4,945	$2,899	$1,309	$1,774	$71,559

The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities customers making up a significant source of these deposits.

13.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at June 26, 2009 were $4,462,000. At June 27, 2008, SWS had repurchase agreements totaling $6,342,000.

14.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2009 and 2008, advances from the FHLB were due as follows (in thousands):

	2009	2008
Maturity:
Due within one year	$5,579	$71,056
Due within two years	10,146	5,946
Due within five years	57,875	39,736
Due within seven years	5,522	13,835
Due within ten years	8,111	11,512
Due within twenty years	30,259	23,405
Due beyond twenty years	—	760

	$117,492	$166,250

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, are collateralized by approximately $499,000,000 of collateral value (as defined) in qualifying first mortgage loans at June 30, 2009 (calculated at March 31, 2009). At June 30, 2008 (calculated at March 31, 2008), advances with interest rates from 2% to 8% were collateralized by approximately $516,000,000 of collateral value in qualifying first mortgages.

15.	INCOME TAXES

Income tax expense for the fiscal years ended June 26, 2009, June 27, 2008 and June 29, 2007 (effective rate of 38.5% in 2009, 37.2% in 2008 and 33.3% in 2007) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in 2009, 2008 and 2007) to income from continuing operations before income tax expense and is comprised of the following (in thousands):

	2009	2008	2007
Income tax expense at the statutory rate	$13,450	$17,188	$19,675
Tax exempt interest	(1,100)	(1,007)	(572)
Tax exempt expense (income) from company-owned life insurance (“COLI”)	886	304	(1,015)
State income taxes, net of federal tax benefit	1,638	1,676	964
Non-deductible meals and entertainment	303	301	245
Other, net	(379)	(207)	(591)

	$14,798	$18,255	$18,706

Income taxes as set forth in the consolidated statements of income and comprehensive income consisted of the following components (in thousands):

	2009	2008	2007
Current
Federal	$18,422	$14,553	$16,515
State	2,491	2,276	1,559

	20,913	16,829	18,074

Deferred
Federal	$(5,910)	$1,411	$681
State	(205)	15	(49)

	(6,115)	1,426	632

Total income tax expense	$14,798	$18,255	$18,706

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 26, 2009 and June 27, 2008 are presented below (in thousands):

	2009	2008
Deferred tax assets:
Employee compensation plans	$10,848	$9,405
Bad debt reserve	1,361	939
Deferred rent	1,782	1,540
Fixed assets, net	—	1,148
Gain on sale of loans deferred for book	873	573
Allowance for probable loan losses	5,156	2,529
Investment in unconsolidated ventures	1,190	564
Marketable equity securities	1,444	739
Other	1,158	831

Total gross deferred tax assets	23,812	18,268

Deferred tax liabilities:
Extraordinary gain	(1,046)	(810)
Fixed assets, net	(294)	—
Other	(97)	(458)

Total gross deferred tax liabilities	(1,437)	(1,268)

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$22,375	$17,000

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward period available under the tax law. Management has determined that one or more sources of taxable income of the appropriate character exist for the realization of the tax benefit from SWS’ capital losses. As a result of SWS’ history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that is more likely than not that SWS will realize the benefit of its deferred tax assets.

16.	REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Exchange Act Rule 15c3-1 pursuant to the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At June 26, 2009, Southwest Securities had net capital of $112,951,000, or approximately 50% of aggregate debit balances, which is $108,466,000 in excess of its minimum net capital requirement of $4,485,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 26, 2009, Southwest Securities had net capital of $101,737,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Exchange Act Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At June 26, 2009, the net capital and excess net capital of SWS Financial was $1,042,000 and $792,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined or the OTS may require the Bank to apply another measurement of risk weight that the OTS deems appropriate), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2009 and 2008, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009:
Total capital (to risk-weighted assets)	$155,991	12.1%	$103,216	8.0%	$129,020	10.0%
Tier I capital (to risk-weighted assets)	141,261	10.9	51,608	4.0	77,412	6.0
Tier I capital (to adjusted total assets)	141,261	9.1	62,355	4.0	77,944	5.0
June 30, 2008:
Total capital (to risk-weighted assets)	$120,098	10.7%	$89,684	8.0%	$112,105	10.0%
Tier I capital (to risk-weighted assets)	113,162	10.1	44,842	4.0	67,263	6.0
Tier I capital (to adjusted total assets)	113,162	8.3	54,303	4.0	67,879	5.0

17.	EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan. SWS has a defined contribution profit sharing/401(k) plan covering substantially all of its employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at SWS’ discretion. Profit sharing contributions were $439,000, $0, and $1,411,000 in fiscal 2009, 2008 and 2007, respectively. Under the 401(k) portion of the plan, SWS provides a match of up to 4% of eligible compensation. SWS’ matching contributions vest immediately and the expense totaled approximately $3,709,000, $2,854,000 and $2,602,000 in fiscal 2009, 2008 and 2007, respectively.

M.L. Stern provided a profit sharing 401(k) defined contribution plan (the “Contribution Plan”) that covered all of its full-time employees. M.L. Stern matched, at its discretion, a set percentage of employees’ contributions. From April 1, 2008 to June 30, 2008, M.L. Stern’s aggregate matching contribution to the Contribution Plan was $46,000. At June 30, 2008, M.L. Stern had discretionary payables for the Contribution Plan and the profit sharing plan of $332,000 and $68,000, respectively. In fiscal 2009, M.L. Stern made discretionary contributions for the Contribution Plan and the profit sharing plan of $255,000 and $56,000, respectively. Effective January 1, 2009, this plan merged with the SWS profit sharing/401(k) plan.

Deferred Compensation Plan. SWS Group provides a deferred compensation plan (the “2005 Plan”), for eligible officers and employees to defer a portion of their bonus compensation and commissions.

The assets of the 2005 Plan include investments in SWS Group common stock, Westwood common stock and COLI. Investments in SWS Group common stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. Investments in Westwood common stock are carried at market value and recorded as marketable equity securities available for sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition.

For the fiscal years ended June 26, 2009 and June 27, 2008, approximately $12,120,000 and $9,588,000 was invested in the 2005 Plan, respectively. The fair value of SWS Group common stock held in the 2005 Plan at June 26, 2009 and June 27, 2008 was $2,528,000 and $2,319,000, respectively. The fair value of Westwood common stock held in the 2005 Plan at June 26, 2009 and June 27, 2008 was $271,000 and $280,000, respectively. The cash surrender value of COLI held in the 2005 Plan at June 26, 2009 and June 27, 2008 was $9,509,000 and $7,712,000, respectively. Funds totaling $2,819,000 were invested in 186,871 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 26, 2009. Funds totaling $1,936,000 were invested in 136,515 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 27, 2008. During the second quarter of fiscal 2007, SWS received proceeds of $2,289,000 from COLI which were recorded in other revenue in the consolidated statements of income and comprehensive income. Approximately $3,049,000, $1,996,000 and $1,332,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the 2005 Plan in fiscal years 2009, 2008 and 2007, respectively. The trustee of the 2005 Plan is Wilmington Trust Company.

The trustee under the 2005 Plan periodically purchases the Company’s common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. The plan purchased 60,000 shares during the fiscal year ended June 26, 2009 at a cost of $1,028,000 or $17.15 per share. The plan purchased 25,000 shares during the fiscal year ended June 27, 2008 at a cost of $281,000 or $11.21 per share. During the fiscal years ended June 26, 2009 and June 27, 2008, 9,644 and 18,449 shares, respectively, were sold or distributed pursuant to the plan.

Certain employees of M.L. Stern were eligible to participate in a deferred compensation plan provided by M.L. Stern. Deferred amounts were invested in COLI and diversified mutual funds. At June 30, 2008, $2,623,000 had been recorded for the investments in the plan and was included in other assets in the consolidated statements of financial condition. In addition, a corresponding liability was recorded in the amount of $2,760,000 for M.L. Stern’s obligation to such employees and was included in other liabilities in the consolidated statements of financial condition. As of June 15, 2009, the assets of this plan were transferred to the 2005 Plan.

Stock Option Plan. At June 26, 2009, SWS has no active stock option plans. All current outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option

Plan (the “1997 Plan”) may still be exercised until their contracted expiration date occurs. Options granted under the 1996 and 1997 Plans have a maximum ten-year term, and all options are fully vested.

SWS accounts for the plans under the recognition and measurement principles of the SFAS No. 123R, “Share-Based Payment.” See Note 1(q), Stock-Based Compensation.

A summary of the status of SWS’ outstanding stock options as of June 26, 2009, June 27, 2008 and June 29, 2007 is presented below:

	2009		2008		2007
	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price
Outstanding, beginning of period	566,168	$12.34	638,024	$11.93	1,497,549	$12.93
Exercised	(40,005)	10.06	(71,856)	8.66	(853,490)	13.56
Forfeited	(1,775)	12.96	—	—	(5,982)	16.81
Adjustment for stock split	—	—	—	—	(53)	—

Outstanding, end of period	524,388	$12.52	566,168	$12.34	638,024	$11.93

Exercisable, end of period	524,388		566,168		638,024

The following table summarizes information for the stock options outstanding at June 26, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$6.72 - $8.96	184,050	3.15	$8.95	184,050	$8.95
$8.97 - $11.20	105,622	2.20	$10.30	105,622	$10.30
$13.45 - $ 15.68	139,187	1.16	$15.59	139,187	$15.59
$15.69 - $ 17.92	95,529	0.17	$17.36	95,529	$17.36

	524,388	1.89	$12.52	524,388	$12.52

Restricted Stock Plan. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of SWS Group’s common stock to SWS’ directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan vests pro-rata over a three year period, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

In fiscal 2007, the Board of Directors approved grants to various officers and employees totaling 91,140 shares with a weighted average market value of $16.53 per share. In fiscal 2008, the Board of Directors approved grants to various officers and employees totaling 220,876 shares with a weighted average market value of $16.06 per share. During fiscal 2009, the Board of Directors approved grants to various officers and employees totaling 110,373 shares with a weighted average market value of $17.65 per share. As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $6,499,000. For the fiscal years ended June 26, 2009, June 27, 2008 and June 29, 2007, SWS has recognized compensation expense of approximately $2,172,000, $1,878,000 and $1,451,000, respectively, for restricted stock grants.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. The table below summarizes the number and fair value of vested shares repurchased to cover grantees’ tax liabilities.

(dollars in thousands except per share amounts)	Shares Purchased	Purchase Price	Weighted Average Price per Share
Fiscal years ended
June 26, 2009	22,097	$375	$16.99
June 27, 2008	18,678	$363	$19.46

	40,775	$738

At June 26, 2009, the total number of shares outstanding under the Restricted Stock Plan was 300,588 and the total number of securities available for future grants was 526,342.

18.	EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations, is as follows (in thousands, except share and per share amounts):

	2009	2008	2007
Income from continuing operations	$23,631	$30,854	$37,507
Income from discontinued operations	—	17	102
Extraordinary gain, net of tax of $571 in 2008	—	1,061	—

Net income	$23,631	$31,932	$37,609

Weighted average shares outstanding – basic	27,104,449	27,227,848	26,972,392
Effect of dilutive securities:
Stock options and restricted stock	128,690	150,589	311,826

Weighted average shares outstanding – diluted	27,233,139	27,378,437	27,284,218

	2009	2008	2007
Earnings per share – basic
Income from continuing operations	$0.87	$1.13	$1.39
Income from discontinued operations	—	—	—
Extraordinary gain	—	0.04	—

Net income	$0.87	$1.17	$1.39

Earnings per share – diluted
Income from continuing operations	$0.87	$1.13	$1.37
Income from discontinued operations	—	—	0.01
Extraordinary gain	—	0.04	—

Net income	$0.87	$1.17	$1.38

At June 26, 2009, June 27, 2008 and June 29, 2007, there were approximately 524,000, 566,000 and 638,000 options, respectively, outstanding under SWS’ stock option plans, see Note 17, Employee Benefits. As of June 26, 2009, approximately 33,000 outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted. As of June 27, 2008, approximately 6,900 outstanding options were antidilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted. As of June 29, 2007 there were no outstanding options that were antidilutive.

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

Leases. SWS leases its offices and certain data processing equipment used in its brokerage operations under non-cancelable operating lease agreements. Rental expense for facilities and equipment leases for fiscal years 2009, 2008 and 2007 aggregated approximately $11,689,000, $9,201,000 and $8,053,000, respectively.

The future rental payments for the non-cancelable operating leases at June 26, 2009 are included in the table below (in thousands). Of the $59,056,000 in lease commitments, approximately $990,000 has been reserved for as impaired. The minimum lease payments shown below have been reduced by $918,000 of minimum sublease rentals to be received in the future under non-cancelable subleases.

Operating Leases
Fiscal year ending:
2010	9,850
2011	8,504
2012	7,365
2013	5,969
2014	4,702
Thereafter	22,666

Total minimum lease payments	$59,056

Venture Capital Fund. SWS has committed $5,000,000 to invest in a limited partnership venture capital fund. As of June 26, 2009, SWS had contributed $4,000,000 of its commitment. In the third fiscal quarter of 2009, SWS was notified that it is probable that the remaining $1,000,000 commitment would be called. As of June 26, 2009, the $1,000,000 had not been called. However, in August 2009, SWS received notification that $400,000 is required to be paid in September 2009 with the remaining $600,000 to be paid in over the following 12 months. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of June 30, 2009, the Bank had invested $3,000,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. There were no open commitments for underwritings at June 26, 2009.

Guarantees. The Bank has stand-by letters of credit primarily issued for real estate development purposes. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $2,842,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnification obligations generally are standard contractual indemnities and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnities cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnities.

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

Clients and correspondents of SWS have the option to invest in an interest bearing checking account called Bank Insured Deposits at the Bank. These funds are FDIC insured up to $250,000 for individual accounts and for certain Individual Retirement Accounts. The Bank is funded primarily by core deposits, which are $1,292,366,000 at June 30, 2009. At June 26, 2009, clients of Southwest Securities had invested $1,102,000,000 in these funds.

One director of SWS was a principal guarantor of four loans made by the Bank to a North Texas business franchise in which he is a co-managing partner. These loans included a secured revolving line of credit in the amount of $3,000,000 with fiscal year end balances at June 30, 2009 and 2008 of $0 and $459,000, respectively. During fiscal years 2009, 2008, and 2007, the Bank recognized interest income on this line of credit of $12,500, $11,700 and $55,500, respectively. As of June 30, 2009, this line of credit is no longer available. Additionally, two loans totaling $2,796,000 were made by the Bank to the franchise. These loans had fiscal year end balances of $1,164,000 and $2,390,000 at June 30, 2009 and 2008, respectively. The loans bear interest at the prime rate and during fiscal years 2009, 2008 and 2007, the Bank recognized interest income on these loans of $67,400, $83,700 and $42,700, respectively. Lastly, the director guaranteed a loan made by the Bank to purchase two vehicles for the franchise. This loan was initiated in fiscal 2008 and had a balance of $0 and $32,000 at June 30, 2009 and 2008, respectively. The Bank recognized interest income on this loan of $1,500 and $500 in fiscal 2009 and 2008, respectively.

Two directors of SWS own approximately 64% of a local bank and one of SWS’ executive officers owns less than a 1.0% interest in this bank. The Bank has sold loan participations with outstanding balances of $3,450,000 and $7,752,000 at June 30, 2009 and 2008, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $246,000, $719,000 and $738,000 in fiscal 2009, 2008 and 2007, respectively.

The Bank did not purchase loan participations from this bank in fiscal 2009. In fiscal 2008, the Bank purchased loan participations from this bank aggregating $1,500,000, on which the Bank earned $63,000 in interest and fees. The loan participation was paid in full in fiscal 2008. The interest rates on these participations were substantially the same as participations sold by the Bank to unrelated banks.

In January 2009, the Bank executed a loan agreement with one of the investment partnerships accounted for on the equity method for $4,500,000. See further discussion in Note 9, Investments.

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Marketable equity securities available for sale,” “Securities owned, at market value,” “Securities sold, not yet purchased, at market value” and “Other assets” as of June 26, 2009. See Note 1(t), Fair Value of Financial Instruments.

(in thousands)	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$15,916	$—	$—	$15,916

	$15,916	$—	$—	$15,916

Marketable equity securities available for sale
USHS stock	$914	$—	$—	$914
NYX stock	2,909	—	—	2,909
Westwood stock	271	—	—	271

	$4,094	$—	$—	$4,094

Securities owned, at market value
Corporate equity securities	$7,530	$—	$1,704	$9,234
Municipal obligations	—	67,048	23,875	90,923
U.S. government agency obligations	19,309	5,515	—	24,824
Corporate obligations	—	39,735	—	39,735
Other	928	9,386	—	10,314

	$27,767	$121,684	$25,579	$175,030

Other Assets
REO	$—	$17,163	$8,124	$25,287
Investment partnerships	—	—	5,259	5,259

	$—	$17,163	$13,383	$30,546

Securities sold, not yet purchased, at market value
Corporate equity securities	$476	$—	$—	$476
Municipal obligations	—	112	—	112
U.S. government and government agency obligations	28,444	140	—	28,584
Corporate obligations	—	23,247	—	23,247
Other	—	817	—	817

	$28,920	$24,316	$—	$53,236

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Corporate Obligations	REO	Investment Partnerships	Total
Beginning balance at June 28, 2008	$1,175	$46,400	$3,424	$3,097	$5,084	$59,180
Unrealized gains (losses)	(6)	—	143	(154)	(1,375)	(1,392)
Realized gains (losses)	—	17	(1,177)	—	—	(1,160)
Transfers in/(out) from other levels	10	(14,649)	—	(190)	(50)	(14,879)
Purchases, issuances, and settlements	525	(7,893)	(2,390)	5,371	1,600	(2,787)

Ending balance at June 26, 2009	$1,704	$23,875	$—	$8,124	$5,259	$38,962

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in “net gains on principal transactions” on the consolidated statements of income and comprehensive income. Unrealized gains (losses) for REO and the Investment Partnerships are presented in “other revenues” on the consolidated statements of income and comprehensive income.

The total unrealized losses included in earnings that related to assets still held at June 26, 2009 were $1,535,000.

22.	SUBSEQUENT EVENT

Management has reviewed events occurring through September 9, 2009, the date the financial statements were issued. No subsequent events occurred requiring disclosure.

23.	FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

At June 30, 2009, the approximate amounts of these financial instruments were as follows (in thousands):

Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to fund loans	$95,941
Available credit	46,739
Standby letters of credit	2,842

$145,522

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire unused, the total commitments do not necessarily represent future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank has not incurred any significant losses on its commitments in the fiscal year ended June 30, 2009. Further, management believes the Bank will not incur material losses as a result of the commitments existing at June 30, 2009.

24.	SEGMENT REPORTING

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

SWS’ segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how we manage our resources and assess our performance. Management assesses performance based primarily on income before income taxes and discontinued operations and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’ business segment information is prepared using the following methodologies:

•	the financial results for each segment are determined using the same policies as those described in Note 1, Significant Accounting Policies;

•	segment financial information includes the allocation of interest based on each segment’s earned interest spreads;

•	information system and operation expenses are allocated based on each segment’s usage;

•	shared securities execution facilities expenses are allocated to the segments based on production levels;

•	money market fee revenue is allocated based on each segment’s average balances; and

•	clearing charges are allocated based on clearing levels from each segment.

Intersegment balances are eliminated upon consolidation and have been applied to the appropriate segment.

The “other” category includes SWS Group, corporate administration and SWS Capital. SWS Capital is a dormant entity that holds approximately $25,000 of assets. SWS Group is a holding company that owns various investments, including USHS and NYX common stock.

The following table presents the Company’s operations by the segments outlined above:

(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 26, 2009
Operating revenue	$20,962	$110,921	$147,531	$1,524	$(7,134)	$273,804
Net intersegment revenues	(979)	1,089	876	6,248	(7,234)	—
Net interest revenue	5,603	3,465	33,571	65,186	(8)	107,817
Net revenues	26,565	114,386	181,102	66,710	(7,142)	381,621
Operating expenses	21,332	110,805	117,394	55,429	38,232	343,192
Depreciation and amortization	1,160	922	491	2,068	1,395	6,036
Income (loss) from continuing operations before taxes	5,233	3,581	63,708	11,281	(45,374)	38,429
Assets (*)	361,057	156,563	2,028,717	1,559,226	24,556	4,130,119
June 27, 2008
Operating revenue	$24,327	$86,526	$83,629	$4,051	$(2,428)	$196,105
Net intersegment revenues	(937)	1,124	918	7,186	(8,291)	—
Net interest revenue	12,811	5,723	37,110	49,919	(37)	105,526
Net revenues	37,138	92,249	120,739	53,970	(2,465)	301,631
Operating expenses	25,527	80,194	75,599	36,269	34,933	252,522
Depreciation and amortization	1,370	765	428	875	1,517	4,955
Income (loss) from continuing operations before taxes	11,611	12,055	45,140	17,701	(37,398)	49,109
Income from discontinued operations	—	—	—	17	—	17
Assets (*)	433,510	242,325	2,941,811	1,357,152	29,785	5,004,583
June 29, 2007
Operating revenue	$22,056	$69,579	$80,063	$3,135	$4,003	$178,836
Net intersegment revenues	(908)	953	1,124	5,719	(6,888)	—
Net interest revenue	16,621	7,136	21,556	47,971	1,495	94,779
Net revenues	38,677	76,715	101,619	51,106	5,498	273,615
Operating expenses	18,727	63,700	71,780	25,871	37,324	217,402
Depreciation and amortization	914	576	439	665	2,196	4,790
Income (loss) from continuing operations before taxes	19,950	13,015	29,839	25,235	(31,826)	56,213
Income from discontinued operations	—	—	—	102	—	102
Assets (*)	490,522	181,755	3,165,280	1,056,602	29,723	4,923,882

(*)	Assets are reconciled to total assets as presented in the June 26, 2009, June 27, 2008 and June 29, 2007 consolidated statement of financial condition as follows:

	June 26, 2009	June 27, 2008	June 29, 2007
Amount as presented above	$4,130,119	$5,004,583	$4,923,882
Reconciling items:
Unallocated assets:
Cash	5,876	12,437	4,550
Receivables from brokers, dealers and clearing organizations	30,372	64,963	83,417
Receivable from clients, net of allowances	18,044	22,203	47,930
Other assets	28,242	34,139	15,733
Unallocated eliminations	(13,614)	(20,074)	(927)

Total Assets	$4,199,039	$5,118,251	$5,074,585

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SWS Group, Inc.

We have audited the accompanying consolidated statements of financial condition of SWS Group, Inc. (a Delaware corporation) and subsidiaries as of June 26, 2009 and June 27, 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 26, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWS Group, Inc. as of June 26, 2009 and June 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SWS Group, Inc.’s internal control over financial reporting as of June 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2009 expressed an unqualified opinion on the effective operation of SWS Group, Inc.’s internal control over financial reporting.

Grant Thornton LLP

Dallas, Texas

September 9, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SWS Group, Inc.

We have audited SWS Group, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of June 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of June 26, 2009 and June 27, 2008, the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 26, 2009, and the financial statement schedule listed in the index appearing under Item 15, and our report dated September 9, 2009 expressed an unqualified opinion on those financial statements and schedule.

Grant Thornton LLP

Dallas, Texas

September 9, 2009

Schedule I—Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 26, 2009 and June 27, 2008

(In thousands)

	2009	2008
Assets
Investment in subsidiaries, at equity	$343,861	$330,077
Marketable equity securities	4,094	6,964
Deferred compensation asset	9,509	7,712
Deferred tax asset	8,857	7,429
Other assets	2,065	3,919

	$368,386	$356,101

Liabilities and Stockholders’ Equity
Other liabilities	$28,029	$33,095
Stockholders’ equity	340,357	323,006

	$368,386	$356,101

See accompanying Notes to Condensed Financial Statements.

Schedule I—Condensed Financial Information of Registrant—Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income, Comprehensive Income

and Stockholders’ Equity

Years Ended June 26, 2009, June 27, 2008 and June 29, 2007

(In thousands)

	2009	2008	2007
Revenue:
Net gains (losses) on principal transactions	$(119)	$(24)	$(3)
Interest revenue	1	31	145
Other revenue	(3,513)	(411)	2,204

	(3,631)	(404)	2,346

Expenses:
Interest expense	—	76	—
Other expense	10,510	6,871	9,229

	10,510	6,947	9,229

Loss before income tax benefit and equity in earnings of subsidiaries	(14,141)	(7,351)	(6,883)
Income tax benefit	(3,576)	(1,974)	(4,036)

Loss before equity in earnings of subsidiaries	(10,565)	(5,377)	(2,847)
Equity in earnings of subsidiaries	34,196	36,248	40,456

Income before extraordinary gain	23,631	30,871	37,609
Extraordinary gain, net of tax of $571 in 2008	—	1,061	—

Net income	23,631	31,932	37,609
Other comprehensive income:
Recognition of net holding losses, net of tax of $1,740 in 2009	3,231	—	—
Net holding gains and losses, net of tax of $(1,001) in 2009; $(1,431) in 2008 and $43 in 2007	(1,857)	(2,611)	192

Net income (loss) recognized in other comprehensive income	1,374	(2,611)	192

Comprehensive income	25,005	29,321	37,801
Stockholders’ equity at beginning of year	323,006	306,447	289,472
Payment of cash dividends on common stock – registrant	(9,813)	(9,290)	(35,827)
Exercise of stock options	522	879	14,292
Restricted Stock Plan	1,785	1,504	1,178
Windfall tax benefit	67	218	225
Repurchase of treasury stock	—	(6,135)	—
Adoption of FIN 48	—	(271)	—
Deferred compensation plan, net	(215)	333	(694)

Stockholders’ equity at end of year	$340,357	$323,006	$306,447

See accompanying Notes to Condensed Financial Statements.

Schedule I—Condensed Financial Information of Registrant—Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 26, 2009, June 27, 2008 and June 29, 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$23,631	$31,932	$37,609
Extraordinary gain	—	(1,061)	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(2,458)	2,949	(1,365)
Deferred compensation	821	1,581	2,992
Equity in undistributed earnings of subsidiaries	(13,784)	(38,401)	(12,406)
Equity in loss (gain) on investments	2,695	(220)	745
Loss on investments in marketable equity securities	4,971	—	—
Change in minority interest	—	(50)	(50)
Windfall tax benefits	(67)	(218)	(225)
Other	1,386	(4,090)	(2,439)

Net cash provided by (used in) operating activities	17,195	(7,578)	24,861

Cash flows from investing activities:
Payments on notes and other accounts with subsidiaries	(6,812)	27,624	—
Cash paid on purchase of M.L. Stern	(760)	(6,388)	—
Cash received on investments	—	639	—

Net cash (used in) provided by investing activities	(7,572)	21,875	—

Cash flows from financing activities:
Proceeds from short-term borrowings	—	10,000	—
Payments of short-term borrowings	—	(10,000)	—
Payment of cash dividends on common stock	(9,879)	(9,345)	(36,031)
Windfall tax benefit	67	218	225
Net proceeds from exercise of stock options	403	623	11,640
Proceeds related to the deferred compensation plan	814	623	267
Purchase of treasury stock related to deferred compensation plan	(1,028)	(281)	(962)
Purchase of treasury stock related to repurchase plan	—	(6,135)	—

Net cash used in financing activities	(9,623)	(14,297)	(24,861)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Statements.

Schedule I—Condensed Financial Information of Registrant—Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 26, 2009, June 27, 2008 and June 29, 2007 included elsewhere in this Annual Report on Form 10-K.

S-4