Form 10-Q
period 2009-09-25
SWS GROUP INC
filed 2009-11-03
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

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

As of October 30, 2009, there were 27,565,268 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 25, 2009 and June 26, 2009

(In thousands, except par values and share amounts)

	September	June
	(Unaudited)
Assets
Cash and cash equivalents	$142,793	$96,253
Assets segregated for regulatory purposes	300,405	313,153
Receivable from brokers, dealers and clearing organizations	1,927,649	1,892,739
Receivable from clients, net	187,671	158,032
Loans held for sale	235,325	262,780
Loans, net	1,157,117	1,138,602
Securities owned, at market value	202,230	175,030
Securities purchased under agreements to resell	—	21,622
Goodwill	7,552	7,552
Marketable equity securities available for sale	1,139	4,094
Other assets	138,373	129,182

	$4,300,254	$4,199,039

Liabilities and Stockholders’ Equity
Short-term borrowings	$38,000	$10,000
Payable to brokers, dealers and clearing organizations	1,844,067	1,853,544
Payable to clients	463,375	426,300
Deposits	1,337,161	1,292,366
Securities sold under agreements to repurchase	—	4,462
Securities sold, not yet purchased, at market value	74,694	53,236
Drafts payable	24,104	27,457
Advances from Federal Home Loan Bank	115,850	117,492
Other liabilities	61,825	73,825

	3,959,076	3,858,682

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 28,309,139 and outstanding 27,371,943 shares at September 25, 2009; issued 28,309,139 and outstanding 27,262,923 shares at June 26, 2009	2,831	2,831
Additional paid-in capital	270,232	271,131
Retained earnings	76,540	75,918
Accumulated other comprehensive income – unrealized holding gain, net of tax of $0 at September 25, 2009 and June 26, 2009	134	180
Deferred compensation, net	2,849	2,639
Treasury stock (937,196 shares at September 25, 2009 and 1,046,216 shares at June 26, 2009, at cost)	(11,408)	(12,342)

Total stockholders’ equity	341,178	340,357
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,300,254	$4,199,039

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three-months ended September 25, 2009 and September 26, 2008

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended
	September 25, 2009	September 26, 2008
Revenues:
Net revenues from clearing operations	$2,626	$3,296
Commissions	42,612	35,745
Interest	41,437	66,780
Investment banking, advisory and administrative fees	9,270	10,924
Net gains on principal transactions	14,819	2,704
Other	6,121	2,899

Total revenue	116,885	122,348
Interest expense	17,432	34,580

Net revenues	99,453	87,768

Non-Interest Expenses:
Commissions and other employee compensation	62,026	52,411
Occupancy, equipment and computer service costs	8,390	7,740
Communications	3,248	3,161
Floor brokerage and clearing organization charges	959	917
Advertising and promotional	1,005	799
Other	18,848	11,947

Total non-interest expenses	94,476	76,975

Income before income tax expense	4,977	10,793
Income tax expense	1,892	3,770

Net income	3,085	7,023
Net loss recognized in other comprehensive income, net of tax of $0 and $498 for the three-months ended September 25, 2009 and September 26, 2008, respectively	(46)	(868)

Comprehensive income	$3,039	$6,155

Earnings per share – basic
Net income	$0.11	$0.26

Weighted average shares outstanding – basic	27,151,162	27,022,556

Earnings per share – diluted
Net income	$0.11	$0.26

Weighted average shares outstanding – diluted	27,264,710	27,198,585

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-months ended September 25, 2009 and September 26, 2008

(In thousands)

(Unaudited)

	For the Three-Months Ended
	September 25, 2009	September 26, 2008
Cash flows from operating activities:
Net income	$3,085	$7,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,692	1,301
Amortization of premiums on loans purchased	(31)	(241)
Amortization of premiums on municipal bonds	(7)	—
Provision for doubtful accounts and write downs on real estate owned properties	6,508	1,277
Deferred income tax expense (benefit)	2,296	(298)
Deferred compensation	1,681	(45)
Gain on sale of loans	(77)	(292)
Gain on sale of fixed assets	—	(2)
(Gain) loss on sale of real estate	(466)	415
Gain on sale of factored receivables	—	(260)
Equity in losses (earnings) of unconsolidated ventures	(334)	950
Gain on sale of marketable equity securities	(16)	—
Dividend received on investment in Federal Home Loan Bank stock	(3)	(44)
Windfall tax expense (benefits)	76	(65)
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	12,748	(24,800)
Net change in broker, dealer and clearing organization accounts	(44,387)	(58,032)
Net change in client accounts	7,196	19,945
Net change in loans held for sale	27,455	64,049
(Increase) decrease in securities owned	(27,200)	17,176
(Increase) decrease in securities purchased under agreements to resell	21,622	(3,935)
Increase in other assets	(6,164)	(974)
(Decrease) increase in drafts payable	(3,353)	5,635
Increase in securities sold, not yet purchased	21,458	3,556
(Decrease) increase in other liabilities	(13,001)	3,224

Net cash provided by operating activities	10,778	35,563

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned properties	(1,964)	(3,761)
Proceeds from the sale of fixed assets	—	4
Proceeds from the sale of real estate	9,723	4,542
Loan originations and purchases	(110,520)	(179,947)
Loan repayments	71,613	120,353
Proceeds from the sale of factored receivables	—	260
Cash paid on investments	(400)	—
Proceeds from the sale of marketable equity securities	2,925	—
Cash paid for purchase of M.L. Stern & Co., LLC.	—	(25)
Proceeds from sale of Federal Home Loan Bank stock	267	3,462

Net cash used in investing activities	(28,356)	(55,112)

Cash flows from financing activities:
Payments on short-term borrowings	(528,500)	(621,650)
Proceeds from short-term borrowings	556,500	649,350
Increase in deposits	44,795	62,834
Advances from the Federal Home Loan Bank	50	383,880
Payments on advances from Federal Home Loan Bank	(1,692)	(443,429)

	For the Three-Months Ended
	September 25, 2009	September 26, 2008
Payment of cash dividends on common stock	$(2,482)	$(2,470)
Windfall tax expense (benefits)	(76)	65
Cash (payments) proceeds on securities sold under agreements to repurchase	(4,462)	3,665
Net proceeds from exercise of stock options	—	265
Proceeds related to the deferred compensation plan	213	193
Purchase of treasury stock related to deferred compensation plan	(228)	(437)

Net cash provided by financing activities	64,118	32,266

Net increase in cash and cash equivalents	46,540	12,717
Cash and cash equivalents at beginning of period	96,253	39,628

Cash and cash equivalents at end of period	$142,793	$52,345

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$1,440	$990

Foreclosures on loans	$15,744	$3,883

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest from continuing operations	$19,355	$33,330

Income taxes	$4,130	$7,150

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three-Months Ended September 25, 2009 and September 26, 2008

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 25, 2009, and for the three-months ended September 25, 2009 and September 26, 2008, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 26, 2009 filed on Form 10-K. Amounts included for June 26, 2009 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

SWS Insurance holds insurance agency licenses in forty-two states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. The Company retains no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision (“OTS”). SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month. The Bank’s quarterly financial statements are prepared as of September 30, 2009. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

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

At September 25, 2009, the Company had approximately $1,453,000 of unrecognized tax benefits. The Company’s net liability increased $292,000 from June 26, 2009 to September 25, 2009 due to unrecognized tax benefits related to tax positions taken on previously filed returns and returns expected to be filed in the current year. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $175,000, net of federal benefit as of September 25, 2009 and $183,000 as of June 26, 2009. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $1,278,000, net of federal benefit as of September 25, 2009 and $977,000 as of June 26, 2009.

With limited exceptions, the Company is no longer subject to U.S. federal, state or local tax audits by taxing authorities for tax years preceding 2004. The federal income tax return for the year ended December 31, 2006 is currently under examination by the Internal Revenue Service.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the fair value accounting standard of the Financial Accounting Standards Board (“FASB”) standard effective June 28, 2008. Fair value accounting establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. Assets and liabilities utilizing Level 1 inputs include the following: a) the Company’s investment in U.S. Home Systems, Inc. (“USHS”) common stock; b) the Company’s deferred compensation plan’s investment in Westwood Holdings Group, Inc. (“Westwood”) common stock; and c) the Company’s investment in government guaranteed bonds purchased under the Temporary Liquidity Guarantee Program (“TLGP”); and d) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include the following: a) certain real estate owned (“REO”) investments; and b) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Assets and liabilities utilizing Level 3 inputs include the following: a) the Company’s equity method investments in investment partnerships (described under “Other Assets” below); b) certain REO investments; and c) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets Segregated for Regulatory Purposes. Because quoted market prices are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. These securities include government bonds purchased under the TLGP.

Marketable Equity Securities Available for Sale. Because quoted market prices are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. These securities include the Company’s investment in USHS common stock and the Company’s deferred compensation plan’s investment in Westwood common stock.

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

Other Assets. Other assets consist of the Company’s investment in REO and equity investment in limited partnerships. REO is valued at the lower of cost or market. For those investments where the REO is valued at market, the value is determined by third party appraisals. As such, these REO investments, solely based on appraisals, are categorized as Level 2. In certain circumstances, the Company will adjust the appraisals to reflect more accurately the economic conditions of the area at the time of valuation and, in these circumstances, these REO investments are categorized as Level 3. The Company’s investments in the limited partnerships (the “Investment Partnerships”) are categorized as Level 3, as the underlying investments in the funds are valued based on internally developed models utilizing inputs with little or no market activity. Most, if not all, of the investments in these funds are in privately held growth companies.

Substantially all of SWS’ brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale and loans receivable was $1,482,134,000 and $1,440,255,000 at September 30, 2009 and June 30, 2009, respectively

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value). The fair value of certificates of deposit and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of CD’s was $70,325,000 and $72,256,000 at September 30, 2009 and June 30, 2009, respectively. The fair value of other deposits was $1,267,712,000 and $1,220,806,000 at September 30, 2009 and June 30, 2009, respectively. The fair value of advances to the FHLB was $129,261,000 and $128,895,000 at September 30, 2009 and June 30, 2009, respectively.

The following table summarizes by level within the fair value hierarchy “Assets segregated for regulatory purposes”, “Marketable equity securities available for sale,” “Securities owned, at market value,” “Other assets” and “Securities sold, not yet purchased, at market value” as of September 25, 2009.

(in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$51,623	$—	$—	$51,623

	$51,623	$—	$—	$51,623

Marketable equity securities available for sale
USHS common stock	$914	$—	$—	$914
Westwood common stock	225	—	—	225

	$1,139	$—	$—	$1,139

Securities owned, at market value
Corporate equity securities	$9,483	$—	$2,025	$11,508
Municipal obligations	—	91,197	23,875	115,072
U.S. government agency obligations	10,010	6,710	—	16,720
Corporate obligations	—	53,227	—	53,227
Other	691	5,012	—	5,703

	$20,184	$156,146	$25,900	$202,230

	Level 1	Level 2	Level 3	Total
Other Assets
REO	$—	$21,324	$8,960	$30,284
Investment partnerships	—	—	5,593	5,593

	$—	$21,324	$14,553	$35,877

Securities sold, not yet purchased, at market value
Corporate equity securities	$1,320	$—	$—	$1,320
Municipal obligations	—	200	—	200
U.S. government and government agency obligations	55,251	26	—	55,277
Corporate obligations	—	17,563	—	17,563
Other	—	334	—	334

	$56,571	$18,123	$—	$74,694

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	REO	Investment Partnerships	Total
Beginning balance at June 26, 2009	$1,704	$23,875	$8,124	$5,259	$38,962
Unrealized gains (losses)	(4)	—	(150)	334	180
Transfers in/(out) other levels	—	—	(627)	—	(627)
Purchases, issuances, and settlements	325	—	1,613	—	1,938

Ending balance at September 25, 2009	$2,025	$23,875	$8,960	$5,593	$40,453

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

The total unrealized gains for the three-month period ended September 25, 2009 included in earnings that related to assets still held at September 25, 2009 were $180,000.

STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plans. There were no active stock option plans at September 25, 2009. All outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contractual expiration date occurs. Options granted under the 1996 Plan and 1997 Plan have a maximum ten-year term, and all options are fully vested.

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

During the first three-months of fiscal 2010, the Board of Directors approved grants to various officers and employees totaling 144,844 shares with a weighted average market value of $14.78 per share. In the first three-months of fiscal 2009, the Board of Directors approved grants to various officers and employees totaling 108,873 shares with a weighted average market value of $17.65 per share. As a result of these grants, SWS recorded deferred compensation in “Additional paid-in capital” of approximately $1,989,000 in fiscal 2010 and $1,730,000 in fiscal 2009. For the three-months ended September 25, 2009 and September 26, 2008, SWS recognized compensation expense related to restricted stock grants of approximately $598,000 and $506,000, respectively.

At September 25, 2009, the total number of unvested shares outstanding under the Restricted Stock Plan was 348,408 and the total number of shares available for future grants was 526,494.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with original maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At September 25, 2009 and June 26, 2009, cash balances included $20,681,000 and $9,125,000, respectively, that were not federally insured because they represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk with respect to such deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. The Bank receives credit for excess balances maintained and receives interest on all such balances. At September 30, 2009 and June 30, 2009, these reserve balances amounted to $6,606,000 and $4,362,000, respectively.

INVESTMENTS

SWS has interests in three investment partnerships that are accounted for under the equity method, which approximates fair value, as described above. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of September 25, 2009, SWS had contributed $4,400,000 of this commitment. SWS paid $400,000 of its commitment in September 2009 and has been notified that it must pay the remaining $600,000 in the 12 months commencing in September 2009. SWS recorded a contingent liability of $600,000 for the capital calls remaining on this investment commitment in the third quarter of fiscal 2009. Based on review of the fair value of the limited partnership investment, SWS determined that its share of the investments in the limited partnership investment should be valued at $1,006,000, as of September 25, 2009. As a result of the fair value analysis, SWS recorded a net loss on this investment for the three-months ended September 25, 2009 and September 26, 2008 of $34,000 and $1,074,000, respectively.

The other two investments are limited partnership equity funds, to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of September 30, 2009, the Bank has invested $3,000,000 of its aggregate commitment to the two funds. During the three-months ended September 30, 2009 and September 30, 2008, the Bank recorded gains of $368,000 and $124,000, respectively, related to these investments.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 25, 2009, SWS held TLGP bonds with a market value of $51,623,000 and cash of approximately $248,782,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no balances in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at September 25, 2009.

At June 26, 2009, SWS held TLGP bonds with a market value of $15,916,000 and cash of approximately $297,237,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no balances in special reserve bank accounts for the PAIB at June 26, 2009.

MARKETABLE EQUITY SECURITIES

SWS Group owns shares of common stock of USHS and Westwood, which are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At September 25, 2009 and June 26, 2009, SWS Group held 357,154 shares of common stock of USHS with a cost basis of $914,000. The market value of the USHS shares was $914,000 at September 25, 2009 and June 26, 2009.

At September 25, 2009 and June 26, 2009, SWS Group held 6,454 shares of common stock of Westwood within its deferred compensation plan with a cost basis of $91,000. The market value of the Westwood shares was $225,000 at September 25, 2009 and $271,000 at June 26, 2009.

At June 26, 2009, Southwest Securities had 103,898 shares of NYSE Euronext, Inc. (“NYX”) common stock with a cost basis of $2,909,000. The market value of the NYX shares was $2,909,000 at June 26, 2009. In the first quarter of fiscal 2010, the 103,898 shares of NYX common stock were sold for $2,925,000. SWS recognized a gain of $16,000 on the sale.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 25, 2009 and June 26, 2009, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$19,688	$13,446
Securities borrowed	1,832,505	1,816,657
Correspondent broker/dealers	32,280	22,069
Clearing organizations	29,633	24,044
Other	13,543	16,523

	$1,927,649	$1,892,739

Payable
Securities failed to receive	$15,068	$13,762
Securities loaned	1,754,754	1,777,942
Correspondent broker/dealers	16,542	13,722
Other	57,703	48,118

	$1,844,067	$1,853,544

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At September 25, 2009, SWS had collateral of $1,828,234,000 under securities lending agreements, of which SWS had repledged $1,734,414,000. SWS had received collateral of $1,815,518,000 under securities lending agreements, of which SWS had repledged $1,769,499,000 at June 26, 2009.

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

Loans receivable at September 30, 2009 and June 30, 2009 are summarized as follows (in thousands):

	September	June
First mortgage loans (principally conventional):
Real estate	$884,326	$874,638
Construction	126,693	143,234

	1,011,019	1,017,872

Consumer and other loans:
Commercial	157,261	129,512
Other	6,797	7,065

	164,058	136,577

	1,175,077	1,154,449
Unamortized premiums	(1,085)	(1,116)
Allowance for probable loan losses	(16,875)	(14,731)

	$1,157,117	$1,138,602

Impairment of loans with a recorded investment of approximately $15,592,000 and $18,077,000 has been recognized at September 30, 2009 and June 30, 2009, respectively. The year to date average recorded investment in impaired loans was approximately $11,914,000 for the period ended September 30, 2009 and $2,151,000 for the period ended September 30, 2008. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $2,808,000 and $2,007,000 at September 30, 2009 and June 30, 2009, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the first quarter of either fiscal 2010 or fiscal 2009.

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. Total non-accrual loans at September 30, 2009 and June 30, 2009 were $30,239,000 and $30,099,000, respectively. The average recorded investment in non-accrual loans was approximately $28,065,000 during the first three-months of fiscal 2010 and $14,157,000 during the first three-months of fiscal 2009. The Bank has not recognized income on non-accrual loans during the three-months ended September 30, 2009 and 2008. No additional funds are committed to be advanced in connection with impaired loans.

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	Three-Months Ended September,
	2009	2008
Balance at beginning of period	$14,731	$6,936
Provision for loan losses	4,755	934
Net charge-offs	(2,611)	(304)

	2,144	630

Balance at end of period	$16,875	$7,566

The reserve to loan ratio for the three-months ended September 30, 2009 and 2008 was 1.44% and 0.77%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at September 25, 2009 and June 26, 2009, which are carried at market value, include the following (in thousands):

	September	June
Securities owned
Corporate equity securities	$11,508	$9,234
Municipal obligations	115,072	90,923
U.S. government and government agency obligations	16,720	24,824
Corporate obligations	53,227	39,735
Other	5,703	10,314

	$202,230	$175,030

Securities sold, not yet purchased
Corporate equity securities	$1,320	$476
Municipal obligations	200	112
U.S. government and government agency obligations	55,277	28,584
Corporate obligations	17,563	23,247
Other	334	817

	$74,694	$53,236

During the three-months ended September 25, 2009, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. See additional discussion in “Short-Term Borrowings.” Securities pledged as security deposits at clearing organizations were $3,299,000 and $2,998,000 at September 25, 2009 and June 26, 2009, respectively. Additionally, at September 25, 2009 and June 26, 2009, SWS had pledged firm securities valued at $18,269,000 and $1,134,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At September 25, 2009, SWS held no reverse repurchase agreements. At June 26, 2009, SWS held reverse repurchase agreements totaling $21,622,000, collateralized by U.S. government and government agency obligations with a market value of approximately $21,628,000.

GOODWILL

SWS performed its annual assessment of the fair value of goodwill during fiscal 2009 in June 2009, and based on the results of the assessment, SWS’ goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

During the first quarter of fiscal 2010, the clearing segment reported a net operating loss of $5,688,000. As a result, SWS performed an analysis of the recoverability of the goodwill within the clearing segment as of September 25, 2009. Based on the analysis, SWS’ goodwill balance for the clearing segment was not impaired. SWS’ goodwill balance is valued at $7,552,000, of which $4,254,000 is in the clearing segment and $3,298,000 is in the institutional segment.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer its correspondent clients to the Company. This transaction closed in July 2006. $2,382,000 of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. SWS paid an additional $2,678,000 in July 2007 under the terms of the agreement. As a result of these transactions, the Company recorded a customer relationship intangible of $5,060,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $236,000 and $282,000, respectively, of amortization expense for the three-months ended September 25, 2009 and September 26, 2008, respectively. The intangible is included in “other assets” on the consolidated statements of financial condition. SWS performed its annual analysis of the impairment of its intangible asset in June 2009 and based on its analysis, SWS’ intangible asset balance was not impaired. Nothing came to SWS’ attention in the first quarter of fiscal 2010 that would require SWS to reperform the analysis.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $300,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At September 25, 2009, the amount outstanding under these secured arrangements was $38,000,000, which was collateralized by securities held for firm accounts valued at $69,216,000. At June 26, 2009, the amount outstanding under these secured arrangements was $10,000,000, which was collateralized by securities held for firm accounts valued at $82,615,000.

SWS had $250,000 outstanding under unsecured letters of credit at both September 25, 2009 and June 26, 2009, pledged to support its open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At September 25, 2009 and June 26, 2009, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $143,000 and $286,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

SWS had an additional $500,000 outstanding under an unsecured letter of credit at September 25, 2009 and June 26, 2009, pledged to support its underwriting activities, which bears a 1% commitment and is renewable annually at SWS’s option.

In addition to the broker loan lines, at September 25, 2009 and June 26, 2009, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At September 25, 2009 and June 26, 2009, there were no amounts outstanding on this line, other than the $893,000 and $1,036,000, respectively, under unsecured letters of credit referenced above. At September 25, 2009 and June 26, 2009, the total amount available for borrowing was $19,107,000 and $18,964,000, respectively.

At September 25, 2009 and June 26, 2009, SWS had an irrevocable letter of credit agreement aggregating $45,000,000 and $42,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $59,801,000 and $59,428,000 at September 25, 2009 and June 26, 2009, respectively.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At September 25, 2009, approximately $232,962,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $17,684,000 under securities loan agreements. At June 26, 2009, approximately $195,983,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $8,381,000 under securities loan agreements.

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The monies from the line of credit are used by the Bank to support short-term liquidity needs. At September 30, 2009 and June 30, 2009, there were no amounts outstanding on this line of credit.

DEPOSITS

Deposits at September 30, 2009 and June 30, 2009 are summarized as follows (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$57,011	4.3%	$60,463	4.7%
Interest bearing demand accounts	88,982	6.7	84,318	6.5
Savings accounts	1,078,443	80.6	1,030,900	79.8
Limited access money market accounts	43,214	3.2	45,126	3.5
Certificates of deposit, less than $100,000	39,132	2.9	40,172	3.1
Certificates of deposit, $100,000 and greater	30,379	2.3	31,387	2.4

	$1,337,161	100.0%	$1,292,366	100.0%

The weighted average interest rate on deposits was approximately 0.31% at September 30, 2009 and 1.06% at June 30, 2009.

At September 30, 2009, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$32,832	$2,545	$1,991	$481	$1,283	$39,132
Certificates of deposit, $100,000 and greater	23,216	2,713	2,033	976	1,441	30,379

	$56,048	$5,258	$4,024	$1,457	$2,724	$69,511

The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities customers making up a significant source of these deposits.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 25, 2009 and June 26, 2009 were $0 and $4,462,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At September 30, 2009 and June 30, 2009, advances from the FHLB were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$5,174	$5,579
Due within two years	10,040	10,146
Due within five years	57,194	57,875
Due within seven years	5,453	5,522
Due within ten years	8,029	8,111
Due within twenty years	29,960	30,259

	$115,850	$117,492

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, were collateralized by approximately $482,000,000 of collateral value (as defined) in qualifying first mortgage loans at September 30, 2009 (calculated at June 30, 2009). At June 30, 2009 (calculated at March 31, 2009), advances with interest rates from 2% to 8%, were collateralized by approximately $499,000,000 of collateral value in qualifying first mortgage loans.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 of the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 of the Exchange Act. At September 25, 2009, Southwest Securities had net capital of $106,780,000, or approximately 40.7% of aggregate debit balances, which was $101,530,000 in excess of its minimum net capital requirement of $5,250,000 at that date. Additionally, the net capital rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 25, 2009, Southwest Securities had net capital of $93,655,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Exchange Act Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At September 25, 2009, the net capital and excess net capital of SWS Financial was $968,000 and $718,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined or the OTS may require the Bank to apply another measurement of risk weight that the OTS deems appropriate), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2009 and June 30, 2009, that the Bank met all capital adequacy requirements to which it is subject. Management and the OTS agree that it is prudent to maintain additional capital during this economic downturn to provide additional support for loan concentrations and potential asset deterioration. To accomplish this, management is targeting a total capital to risk weighted assets ratio of 12%.

As of September 30, 2009 and June 30, 2009, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009:
Total capital to risk weighted assets	$159,058	12.1%	$105,342	8.0%	$131,677	10.0%
Tier I capital to risk weighted assets	142,598	10.8	52,671	4.0	79,006	6.0
Tier I capital to adjusted total assets	142,598	8.9	64,019	4.0	80,024	5.0

June 30, 2009:
Total capital to risk weighted assets	$155,991	12.1%	$103,216	8.0%	$129,020	10.0%
Tier I capital to risk weighted assets	141,261	10.9	51,608	4.0	77,412	6.0
Tier I capital to adjusted total assets	141,261	9.1	62,355	4.0	77,944	5.0

EARNINGS PER SHARE (“EPS”)

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three-month periods ended September 25, 2009 and September 26, 2008 (in thousands, except share and per share amounts):

	Three-Months Ended
	September 25, 2009	September 26, 2008
Net income	$3,085	$7,023

Weighted average shares outstanding – basic	27,151,162	27,022,556
Effect of dilutive securities:
Assumed exercise of stock options	62,898	109,866
Restricted stock	50,650	66,163

Weighted average shares outstanding – diluted	27,264,710	27,198,585

Earnings per share – basic
Net income	$0.11	$0.26

Earnings per share – diluted
Net income	$0.11	$0.26

At September 25, 2009 and September 26, 2008, there were options to acquire approximately 430,000 and 593,000 shares of common stock outstanding under the two stock option plans, respectively. See “Stock Options and Restricted Stock Plans.” As of September 25, 2009, options to acquire 9,288 shares of common stock were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive. As of September 26, 2008, there were no anti-dilutive options outstanding.

Dividends per share for the three-months ended September 25, 2009 and September 26, 2008 were $0.09.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases SWS Group common stock under a plan approved by our Board of Directors. Currently, SWS has authorization to repurchase 500,000 shares of its common stock from time to time in the open market, expiring February 28, 2011. No shares were repurchased by SWS under this program during the three-months ended September 25, 2009. No shares were repurchased under the previous program, which expired June 30, 2009, for the three-months ended September 26, 2008.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 15,099 shares in the three-months ended September 25, 2009, at a cost of approximately $228,000, or $15.09 per share. The plan purchased 20,000 shares in the three-months ended September 26, 2008, at a cost of approximately $437,000, or $21.83 per share. The plan distributed 211 shares in the three-months ended September 25, 2009.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 19,500 shares were repurchased with a market value of approximately $290,476, or an average price of $14.90 per share in the three-months ended September 25, 2009. In the three-months ended September 26, 2008, 16,789 shares were repurchased with a market value of $299,358, or an average of $17.83 per share.

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

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiaries comprise the banking segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Managed Advisors Accounts department), SWS Insurance, and through SWS Financial (which contracts with independent representatives for the administration of their securities business).

SWS’ segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how we manage our resources and assess our performance. Management assesses performance based primarily on income before income taxes and discontinued operations and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’ business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in Note 1, “Significant Accounting Policies,” to the Company’s audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended June 26, 2009;

•	segment financial information includes the allocation of interest based on each segment’s earned interest spreads;

•	information system and operational expenses are allocated based on each segment’s usage;

•	shared securities execution facilities expenses are allocated to the segments based on production levels;

•	money market fee revenue is allocated based on each segment’s average balances; and

•	clearing charges are allocated based on clearing levels from each segment.

Intersegment balances are eliminated upon consolidation and have been applied to the appropriate segment.

The “other” category includes SWS Group, corporate administration and SWS Capital. SWS Capital Corporation (“SWS Capital”) is a dormant entity which holds approximately $25,000 of assets. SWS Group is a holding company that owns various investments, including USHS common stock. In September 2008, SWS Group also owned shares of NYX common stock, which were sold in the first quarter of fiscal 2010.

The following table presents the Company’s operations by the segments outlined above for the three-months ended September 25, 2009 and September 26, 2008:

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail(#)	Institutional(#)	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended September 25, 2009

Operating revenue	$3,682	$24,364	$45,119	$1,284	$999	$75,448
Net intersegment revenues	(233)	249	126	889	(1,031)	—
Net interest revenue	1,474	711	4,029	18,018	(227)	24,005
Net revenues	5,156	25,075	49,148	19,302	772	99,453
Operating expenses	10,844	26,072	31,322	16,334	9,904	94,476
Depreciation and amortization	244	268	136	605	439	1,692
Income (loss) before taxes	(5,688)	(997)	17,826	2,968	(9,132)	4,977
Assets(*)	355,677	175,007	2,067,033	1,599,097	26,618	4,223,432

Three-months ended September 26, 2008

Operating revenue	$5,916	$27,571	$23,962	$663	$(2,544)	$55,568
Net intersegment revenues	(231)	251	148	2,023	(2,191)	—
Net interest revenue	2,260	1,143	14,133	14,664	—	32,200
Net revenues	8,176	28,714	38,095	15,327	(2,544)	87,768
Operating expenses	5,904	27,223	25,785	10,779	7,284	76,975
Depreciation and amortization	290	196	115	364	336	1,301
Income (loss) before taxes	2,272	1,491	12,310	4,548	(9,828)	10,793
Assets(*)	427,903	231,836	2,487,076	1,359,771	31,505	4,538,091

(*) Assets are reconciled to total assets as presented in the September 25, 2009 and September 26, 2008 consolidated statements of financial condition as follows (in thousands):

	September 25, 2009	September 26, 2008
Amount as presented above	$4,223,432	$4,538,091
Reconciling items:
Unallocated assets:
Cash	8,400	12,810
Receivables from brokers, dealers and clearing organizations	33,503	81,903
Receivable from clients, net of allowances	21,270	27,775
Other assets	29,191	40,384
Unallocated eliminations	(15,542)	(28,726)

Total assets	$4,300,254	$4,672,237

(#) SWS reorganized certain operation in its Pacific Coast division which resulted in the transfer of the Pacific Coast trading operation to the institutional segment from the retail segment. As a result, the information in our three months ended September 26, 2008 has changed to reflect the transfer of the trading operations to the institutional segment from the retail segment.

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

Venture Capital Funds. SWS has committed to invest $5,000,000 in a limited partnership venture capital fund. As of September 25, 2009, SWS had contributed $4,400,000 of its commitment. SWS paid $400,000 of its commitment in September 2009 and has been notified that it must pay the remaining $600,000 in the 12 months commencing in September 2009. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of September 30, 2009, the Bank had invested $3,000,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. There were no open commitments for underwriting at September 25, 2009.

Guarantees. The Bank has issued stand-by letters of credit primarily for real estate development purposes. As of September 25, 2009, the maximum potential amount of future payments the Bank could be required to make under the letters of credit is $2,660,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become part of the fully collateralized loans with total repayment. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

In the normal course of business, the mortgage origination division of the Bank sells in the secondary market the majority of mortgage loans it originates. As a part of these sales, the Bank makes certain representations and warranties to the investor. If these representations and warranties are breached, the Bank may be required to repurchase these loans, at which time the Bank would be responsible for any subsequent credit losses. In addition, there are occasions when the warehouse lending division of the Bank may have customers that cease to do business. When this occurs and loans are still outstanding and not sold related to that particular customer, the Bank will engage in a thorough review of the file documentation. If this documentation proves to be adequate, the Bank will market the loans directly to permanent investors using agreements and relationships already established by the mortgage origination division. Any subsequent credit losses related to loans repurchased as a result of a breach in representations and warranties to the investor would be recorded through the allowance for loan losses.

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnities generally are standard contractual indemnities and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnities cannot be quantified. However, the potential for SWS to be required to make payments under these arrangements is believed to be unlikely. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

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

Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets.” On June 12, 2009, FASB issued this statement, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) by removing the concept of a qualifying special-purpose entity (“SPE”) and the exception for qualifying SPE’s from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” It also modifies the financial-components approach and limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, defines participating interest and removes the special provisions for guaranteed mortgage securitizations and requires them to be treated in the same way as the transfer of other financial assets within the scope of SFAS No. 140. It also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with transfers of financial assets accounted for as sales. SFAS No. 166 has not yet been codified and in accordance with Accounting Standards Codification (“ASC”) 105 (“ASC 105”), remains authoritative guidance until it is integrated in the ASC. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. SWS is assessing the impact of this statement on its financial statements and processes.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” On June 12, 2009, FASB issued this statement, which is an amendment to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FAS 46(R)”). This standard changes the requirement from using quantitative analysis to qualitative analysis when determining if an enterprise has a controlling financial interest in a variable interest entity (“VIE”) for the purpose of determining the primary beneficiary. It also changes the timing of such assessment from when specific events occur to ongoing re-assessment, eliminates the exception related to troubled debt restructuring, which is now considered to be an event that requires reconsideration of whether an entity is a VIE, requires enhanced disclosures and nullifies FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” SFAS No. 167 has not yet been codified and, in accordance with ASC 105, remains authoritative guidance until it is integrated in the FASB ASC. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. SWS is assessing the impact of this statement on its financial statements and processes.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended).” The FASB issued this statement on June 30, 2009 and this statement states that the FASB ASC will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by all nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement was effective for SWS’ first quarter ended September 25, 2009. Upon adoption, there was no impact on the Company’s financial statements and processes.

AFFILIATE TRANSACTIONS

Two directors own approximately 64% of the ownership interests of a local bank and one of SWS’ executive officers owns less than 1% of the ownership interests in this bank. The Bank has sold loan participations with outstanding balances of $2,034,000 and $3,450,000 at September 30, 2009 and June 30, 2009, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $32,000 and $297,000 for the three-months ended September 30, 2009 and 2008, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

SUBSEQUENT EVENT

Management has reviewed events occurring through November 3, 2009, the date the financial statements were issued. No subsequent events occurred requiring disclosure.

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

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements” and “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 9, 2009 and in this Form 10-Q.

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

Banking. We offer traditional banking products and services and focus on business banking including commercial lending, real-estate lending, small business administration (“SBA”) lending and residential construction lending. Southwest Securities, FSB (the “Bank”) earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors. We seek to grow the Bank by adding experienced bankers and through acquisition.

The “other” category includes SWS Group, Inc. (“SWS Group”) corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”). At September 26, 2008, SWS Group also owned NYSE Euronext, Inc. (“NYX”) common stock, which was sold in the first quarter of fiscal 2010.

Business Environment

Our business is sensitive to financial market conditions, which were very volatile in fiscal 2009 and through the first quarter of fiscal 2010. As of September 25, 2009, equity market indices reflected an average decline from a year ago with the Dow Jones Industrial Average (the “DJIA”) down 13%, the Standard & Poor’s 500 Index (“S&P 500”) down 14% and the NASDAQ Composite Index (“NASDAQ”) down 4%. The market has begun to improve as the DJIA, the S&P 500 and the NASDAQ closed at 9,665, 1,213 and 2,183, respectively, on September 25, 2009, a 48%, 79% and 72% gain, respectively, from their lowest point in March 2009. The average daily volume on the New York Stock Exchange declined for the quarter, decreasing 29% over the same period last fiscal year. Even with the current rally in the equity markets, the economic environment is challenging, with the unemployment rate approaching 10%.

The disruptions and developments in the general economy and the credit markets over the past eighteen months have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. The U.S. government has taken several actions to intervene in support of the credit markets, including the Troubled Asset Relief Program, through which the U.S. government is authorized to purchase up to $700 billion in whole loans and mortgage-related securities as well as to invest directly in financial institutions and commercial paper. Additional actions include the guarantee of certain money market mutual fund and bank borrowings and increased Federal Deposit Insurance Corporation (“FDIC”) insurance for certain customer bank deposit accounts. Additionally, the government provided capital to rescue the operations of Fannie Mae, Freddie Mac and American International Group, Inc. (“AIG”) while allowing Lehman Brothers (“Lehman”) to fail.

In October 2008, the U.S. Congress passed and the then U.S. President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). This new law brought many changes to the economic landscape in the hope of helping the U.S. economy. In addition, the U.S. President signed into law on February 17, 2009 the American Recovery and Reinvestment Act of 2009 (“ARRA”). This new legislation was designed to help stabilize the U.S. stock markets. The U.S. President has also brought several new proposals to the legislature for consideration, including plans to help the struggling mortgage and banking industries. However, the EESA, the ARRA and the proposed new legislation will take time to show their impact on the U.S. economy.

The Federal Reserve Board (“FRB”) lowered the federal funds rate by 175 basis points from September 26, 2008 to September 25, 2009 and lowered collateral requirements in the hopes of increasing liquidity in the financial markets.

Investors responded to the volatile markets with a flight to quality which, in turn, reduced yields on short-term U.S. treasury securities and produced a dramatic reduction in commercial paper issuance.

While many economists believe the recession ended some time during the first quarter of fiscal 2010, unemployment and tight credit markets continue to create an unstable environment, and there is no guarantee that conditions will not worsen again. All of these factors have had an impact on our businesses at the Bank and the brokerage.

Impact of Credit Markets

Brokerage. On the brokerage side of the business, volatility in the credit and mortgage markets, reduced interest rates and slow improvement in the depressed stock markets from fiscal 2009 continued to have an impact on several aspects of our business primarily related to valuation of securities, liquidity, counterparty risk, depressed net interest margins and reduced investor interest in maintaining or originating margin loans.

Valuation of Securities

While trading in sub-prime collateralized debt obligations, proprietary structured products, credit default swaps and other volatile investments are not primary activities for us, we do trade other debt and equity securities and we have seen deterioration in the marketability and valuation of some of these products as the market for some types of securities are still not functioning normally.

In order to take advantage of attractive tax-free yields for the company, we began investing in certain auction rate municipal bonds in the spring of 2008. At the end of the first quarter of fiscal 2010, we held $23.9 million of auction rate municipal bonds, which represents one security and 20.8% of our municipal obligations portfolio at September 25, 2009. This security is an investment grade credit, is valued at par and as of September 30, 2009 is yielding less than 1% per year. While management does not expect any reduction in the cash flow from this bond, prolonged failure of this auction could indicate an impairment in the value due to lack of liquidity. The company currently has the ability to hold this investment. We expect the issuer of this bond to refinance its debt within the next fiscal year.

Our customers also own $2.8 million in auction rate bonds as well as approximately $24.7 million in auction rate preferred securities, which were generally purchased at other brokerage firms and transferred to Southwest Securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

We also trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. Inventories of these securities are priced using a third-party pricing service and are reviewed monthly to ensure reasonable valuation. At September 25, 2009, we held mortgage and asset-backed securities of approximately $10.5 million included in “securities owned, at market value” on the consolidated statements of financial condition.

We have one investment in a venture capital investment partnership which we account for on the equity method of accounting, which approximates fair value. This venture capital fund invests in small businesses in various stages of development and operating in a variety of industries. During the first three-months of fiscal 2010, we recorded losses of $32,000 on this investment. A prolonged downturn in the economy could lead to a continued decline in the fair value of this investment. At September 25, 2009, this investment was recorded at $1.0 million.

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

Bank. Total non-performing assets increased $5.2 million from the end of fiscal 2009 to the end of the first quarter of fiscal 2010. Provision for loan losses for the first quarter of fiscal 2010 totaled $4.8 million compared to $4.9 million in the fourth quarter of fiscal 2009 and $934,000 in the first quarter of fiscal 2009. Net charge-offs were $2.6 million for the first quarter of fiscal 2010 compared to $1.3 million in the fourth quarter of fiscal 2009 and $304,000 in the first quarter of fiscal 2009. Total losses from inception of the charged-off loan to final disposition on real estate owned (“REO”) or other loan assets as a percentage of the outstanding loan balance was 18.1% in fiscal 2009 and 19.3% for the first quarter of fiscal 2010. We anticipate losses and provision expense to remain at these levels for the next few quarters. The allowance for loan losses increased to $16.9 million at September 30, 2009 from $14.7 million at June 30, 2009. The allowance represents 1.44% of loans held for investment at September 30, 2009, up from 1.28% at June 30, 2009 and 0.77% at September 30, 2008.

The Bank continues to see some stabilization in its residential construction loan portfolio. Non-performing assets related to residential construction loans improved at the end of fiscal 2009 and remained flat in the first quarter of fiscal 2010. For the first quarter of fiscal 2010, Residential Strategies, Inc. (“RSI”), a Dallas-Fort Worth based market research and consulting firm specializing in new home activity, reported Dallas-Fort Worth overall inventory of new housing including finished and under construction inventory at a total of 10,446 units, which is a 6.3 month supply. A 6 month supply is considered a balanced inventory.

The improvement in residential construction has been offset by continued deterioration in commercial real estate and lot and land development loans. We anticipate overall non-performing assets to stabilize over the next few quarters but remain at historically high levels for some time. As commercial real estate transactions are typically larger than residential, increases and decreases may be more significant from quarter to quarter. Losses in both residential and commercial real estate continue to be at manageable levels and we expect this trend to continue for the next few quarters. Stabilization of non-performing assets and loss levels are largely dependent on the North Texas economy. According to data released by the Texas Workforce Commission, the Texas unemployment rate remains well below the national rate. The Texas seasonally adjusted unemployment rate for September was 8.2% compared to the U.S. seasonally adjusted unemployment rate of 9.8%. The non-seasonally adjusted rate for Dallas-Fort Worth in September was 8.3% which mirrors the overall state rate of 8.3%. Continued increases in the North Texas unemployment rate will likely have a negative impact on the North Texas economy and could lead to continued deterioration of our loan portfolio.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each depository institution’s assets minus Tier 1 capital as of June 30, 2009. This special assessment was accrued in June and collected on September 30, 2009. On September 29, 2009, the FDIC adopted a notice of proposed rulemaking that would require insured institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The prepayment would be collected on December 30, 2009. In addition, the 2011 and 2012 assessment rate would include a 3 basis point increase. We are currently reviewing the potential impact this rulemaking will have on our financial statements and estimate we will make a prepaid assessment of approximately $8.0 million in December 2009.

Passage of the EESA temporarily increased deposit insurance coverage from $100,000 per insured depositor to $250,000 per insured depositor. This increase is currently expected to expire December 31, 2013. This legislation provides that the $250,000 coverage will return to $100,000 on January 1, 2014. On October 14, 2008, the U.S. Treasury Department invoked the systemic risk exception of the FDIC Improvement Act of 1991, which provides the FDIC with flexibility to provide a 100 percent guarantee of newly issued senior unsecured debt and non-interest bearing transaction accounts. The transaction account guarantee program was set to expire December 31, 2009. On August 26, 2009, the FDIC extended this program six months until June 30, 2010. Each insured institution that participates in the extended program will be subject to increased fees. The Bank is participating in this program through December 31, 2009 and has elected to opt out of the extended program. The Bank and SWS Group are participating in the senior unsecured debt component. No senior unsecured debt has been issued by SWS Group or the Bank.

On October 14, 2008, the U.S. Treasury announced a capital purchase program which would inject $250 billion of capital into the banking system through the Troubled Asset Relief Program (“TARP”). Management determined it was not in the best interest of the company to participate in the TARP.

In June 2009, the U.S. Treasury announced their proposed Financial Regulatory Reform. These proposals offer sweeping changes to the regulatory environment of the Bank which could lead to significant changes in our business model if passed into law. Included in these proposals is the desire to eliminate the federal thrift charter and creation of a new federal government agency, the National Bank Supervisor (“NBS”), which would take over responsibilities of the Office of the Comptroller of the Currency and Office of Thrift Supervision (“OTS”). Bank management is actively analyzing the potential impact of the proposed legislation.

The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined, or the OTS may require the Bank to apply another measurement of risk weight that the OTS deems appropriate), and of Tier I capital (as defined) to average assets (as defined). Management and the OTS agree that it is prudent to maintain additional capital during this economic downturn to provide additional support for loan concentrations and potential asset deterioration. To accomplish this, management is targeting a total capital to risk weighted assets ratio of 12%.

As of September 30, 2009, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

Events and Transactions

Two material events and transactions impacted the results of operations in the periods presented. A description of the circumstances surrounding these transactions and the impact on our results are discussed below.

Write-off of $6.3 million for clearing. In the first quarter of fiscal 2010, we recorded a pre-tax loss of $6.3 million as a result of a clearing correspondent’s unauthorized short sale of more than 2 million shares of a stock. The short sale and the subsequent trades to cover the short position resulted in a $6.3 million receivable from the correspondent. The correspondent has ceased business operations and is in net capital violation. Consequently, we established an allowance for this receivable. The loss was recorded in “other expenses” on the consolidated statements of income and comprehensive income. The actual amount of the loss will depend on the amount of recovery, if any, received from the correspondent.

Write-off of $5.4 million for stock loan. In the first quarter of fiscal 2009, we wrote-off $5.4 million related to a deficit in the collateral securing a counterparty obligation of Lehman. We experienced the counterparty deficit as a result of Lehman declaring bankruptcy on September 19, 2008. Lehman had an obligation to us for stock borrowed of approximately $10.3 million at the time of the bankruptcy filing, which was backed by approximately $9.7 million in collateral. Subsequent sales and revaluation of the remaining collateral resulted in a $5.4 million deficit. We have made a claim to Securities Investor Protection Corporation (“SIPC”) and are negotiating with other counterparties to mitigate the deficit. However, the potential for a successful recovery is unknown at this time. This write-off was recorded in “other expenses” on the consolidated statements of income and comprehensive income.

RESULTS OF OPERATIONS

Consolidated

Net income for the three-month period ended September 25, 2009 was $3.1 million, a decrease of $3.9 million from net income for the comparable three-month period ended September 26, 2008. The three-month periods ended September 25, 2009 and September 26, 2008 both contained 63 trading days.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month period ended September 25, 2009 compared to the three-month period ended September 26, 2008 (dollars in thousands):

	Three-Months Ended
	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(670)	(20)%
Commissions	6,867	19
Net interest	(8,195)	(25)
Investment banking, advisory and administrative fees	(1,654)	(15)
Net gains on principal transactions	12,115	448
Other	3,222	111

	$11,685	13

Operating expenses:
Commissions and other employee compensation	$9,615	18%
Occupancy, equipment and computer service costs	650	8
Communications	87	3
Floor brokerage and clearing organization charges	42	5
Advertising and promotional	206	26
Other	6,901	58

	17,501	23

Pre-tax income	$(5,816)	(54)%

Net revenues increased for the first quarter of fiscal 2010 by $11.7 million as compared to the same period of fiscal 2009. The largest components of the increase were in commissions, $6.9 million, net gains on principal transactions, $12.1 million, and other revenue, $3.2 million. The increase in commissions is due primarily to an $8.2 million increase in the institutional segment primarily in the taxable fixed income business as volatility and lack of liquidity resulted in wider spreads that, in turn, led to increased client activity and more transactions. This increase was offset by a decrease in commissions in our retail segment of $1.3 million. The decrease in commissions in our retail segment is primarily due to the ongoing market environment. The increase in net gains on principal transactions was driven by activity in the fixed income business primarily from the volatility and wider spreads in the market. The increase in other revenue was due primarily to an increase in income earned on deferred compensation investments of $1.5 million and a decrease in our losses related to a limited partnership venture capital fund of $1.0 million. These increases were offset by a decrease in net interest of $8.2 million due to a 98 basis point decrease in the spread earned on securities lending balances and a 34% drop in the average stock loaned balance.

Operating expenses increased $17.5 million for the three-months ended September 25, 2009 as compared to the same period of fiscal 2009. The largest increases were in commissions and other employee compensation, $9.6 million, and other expenses, $6.9 million. The increase in commissions and other employee compensation relates primarily to a $9.2 million increase in the institutional segment year over year. The increase in other expenses is due to a $6.3 million loss incurred in the clearing segment in the first quarter of fiscal 2010 from a correspondent’s short sale of securities. Other expense also increased from an increase in the Bank’s loan loss provision of $3.8 million and its REO provision of $1.4 million. Additionally, in last year’s comparable period, other expenses included a $5.4 million write-off related to the securities lending area.

Net Interest Income

Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three-month periods ended September 25, 2009 and September 26, 2008 (in thousands):

	Three-Months Ended
	September 25, 2009	September 26, 2008
Brokerage	$5,987	$17,536
Bank	18,018	14,664

Net interest	$24,005	$32,200

For the three-months ended September 25, 2009 and September 26, 2008, net interest income from our brokerage entities accounted for approximately 6% and 20% of our net revenues, respectively. Net interest for the Bank is discussed in the Banking segment discussion below.

Average balances of interest-earning assets and interest-bearing liabilities in the broker/dealer operations are as follows (in thousands):

	Three-Months Ended
	September 25, 2009	September 26, 2008
Average interest-earning assets:
Customer margin balances	$152,000	$231,000
Assets segregated for regulatory purposes	312,000	334,000
Stock borrowed	1,893,000	2,825,000

Average interest-bearing liabilities:
Customer funds on deposit	380,000	483,000
Stock loaned	1,848,000	2,784,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the three-months ended September 25, 2009, income tax expense (effective rate of 38.0%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to income before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment and increases in the value of company-owned life insurance.

Segment Information

The following is a summary of the increases (decreases) in categories of net revenues and pre-tax income by segment for the three-month period ended September 25, 2009 compared to the three-month period ended September 26, 2008 (dollars in thousands):

	Three-Months Ended		% Change
	September 25, 2009	September 26, 2008
Net revenues:
Clearing	$5,156	$8,176	(37)%
Retail	25,075	28,714	(13)
Institutional	49,148	38,095	29
Banking	19,302	15,327	26
Other	772	(2,544)	130

Total	$99,453	$87,768	13%

Pre-tax income:
Clearing	$(5,688)	$2,272	(350)%
Retail	(997)	1,491	(167)
Institutional	17,826	12,310	45
Banking	2,968	4,548	(35)
Other	(9,132)	(9,828)	7

Total	$4,977	$10,793	(54)%

Clearing:

The following is a summary of the results for the clearing segment for the three-months ended September 25, 2009 compared to the three-months ended September 26, 2008 (dollars in thousands):

	Three-Months Ended		% Change
	September 25, 2009	September 26, 2008
Net revenue from clearing services	$2,625	$3,295	(20)%
Net interest	1,474	2,260	(35)
Other	1,057	2,621	(60)

Net revenues	5,156	8,176	(37)

Operating expenses	10,844	5,904	84

Pre-tax income	$(5,688)	$2,272	(350)%

Average customer margin balance	$90,000	$131,000	(31)%

Average customer funds on deposit	$209,000	$312,000	(33)%

The following table reflects the number of client transactions processed for the three-months ended September 25, 2009 and September 26, 2008 and number of correspondents at the end of each three-month period.

	Three-Months Ended
	September 25, 2009	September 26, 2008
Tickets for high-volume trading firms	378,837	5,384,026
Tickets for general securities broker/dealers	219,763	205,850

Total tickets	598,600	5,589,876

Correspondents under contract (*)	183	184

(*) In evaluating correspondent relationships, we determined that certain clearing accounts, while not officially terminated, have become inactive. Consequently, we have revised our definition of correspondent and have excluded these dormant relationships in our correspondent count for both periods presented.

The clearing segment posted a decrease in net revenue of 37% and a decrease in pre-tax income of 350%.

Tickets processed decreased substantially over the prior fiscal year period while clearing fee revenue decreased only 20%. Reduced daytrader volume in the first quarter of fiscal 2010 was the primary driver of the decrease in tickets processed. The reduction in tickets from daytrading firms caused the increase in revenue per ticket from $0.59 for the first quarter of fiscal 2009 to $4.39 for the first quarter of fiscal 2010.

Net interest revenue in the clearing segment decreased 35% for the three-months ended September 25, 2009 over the same period last fiscal year. Net interest decreased partially due to the 31% decline in margin balances in the clearing segment as well as a 40 basis point drop in the spread we earn on customer deposits.

Other revenue, primarily made up of investment, banking and advisory fees, decreased $1.5 million from the first three months of fiscal 2009 to the first three months of fiscal 2010. This decrease is due to a 74% decrease in the administrative fees income earned by the clearing segment. This fee income decreased due to a reduction in short-term interest rates resulting in a reduction of our revenue sharing in various money market funds.

Operating expenses increased for the three-months ended September 25, 2009 compared to the same period last fiscal year primarily due to an increase in other expenses of $5.2 million. This increase is due to a $6.3 million loss incurred on a correspondent’s short sale of securities. This increase was partially offset by a reduction in occupancy, equipment and computer service of $100,000, incentive compensation of $163,000 and a reduction of operation and information technology expenses used by the clearing segment of $954,000.

Retail:

The following is a summary of the results for the retail segment for the three-months ended September 25, 2009 and September 26, 2008 (dollars in thousands):

	Three-Months Ended		% Change
	September 25, 2009	September 26, 2008
Private Client Group (“PCG”)
Commissions	$13,574	$15,297	(11)%
Advisory fees	1,302	1,719	(24)
Insurance products	923	1,027	(10)
Other	(27)	(119)	77
Net interest revenue	537	690	(22)

	16,309	18,614	(12)

Independent registered representatives (“SWS Financial”)
Commissions	5,783	5,393	7
Advisory fees	492	915	(46)
Insurance products	1,328	1,156	15
Other	189	223	(15)
Net interest revenue	178	410	(57)

	7,970	8,097	(2)

Other	796	2,003	(60)

Total net revenues	25,075	28,714	(13)

Operating expenses	26,072	27,223	(4)

Pre-tax income	$(997)	$1,491	(167)%

Average customer margin balances	$52,000	$84,000	(38)%

Average customer funds on deposit	$123,000	$121,000	2%

Customer Deposits at the Bank	$525,656	$386,986	36%

PCG representatives	227	211	8%

SWS Financial representatives	307	311	(1)%

Net revenues in the retail segment decreased 13% for the three-months ended September 25, 2009 over the same period last fiscal year due to reduced commission revenue in our PCG business of $1.7 million. Additionally, the closure of Tower Asset Management, LLC reduced fees by $1.1 million. Total customer assets were $12.7 billion at September 25, 2009 and $10.8 billion at September 26, 2008. Assets under management were $533 million at September 25, 2009 versus $829 million at September 26, 2008. The reduction is primarily due to the closure of Tower Asset Management, LLC on June 30, 2009.

Net interest revenue in the retail segment decreased 38% for the three-months ended September 25, 2009 over the same period of the last fiscal year primarily due to a reduced spread earned on customer deposits.

Operating expenses decreased 4% for the three-months ended September 25, 2009 over the same period last fiscal year. This decrease is primarily due to an 8% decrease in commission expense, the primary component of operating expenses in the retail segment.

Institutional:

The following is a summary of the results for the institutional segment for the three-months ended September 25, 2009 and September 26, 2008 (dollars in thousands):

	Three-Months Ended		% Change
	September 25, 2009	September 26, 2008
Commissions
Taxable fixed income	$16,247	$8,095	101%
Municipal distribution	4,082	4,131	(1)
Portfolio trading	2,851	2,732	4
Other	5	4	25

	23,185	14,962	55

Investment banking fees	7,028	6,280	12
Net gains on principal transactions	14,657	2,454	497
Other	249	266	(6)
Net interest revenue	4,029	14,133	(71)

Total net revenues	49,148	38,095	29

Operating expenses	31,322	25,785	21

Pre-tax income	$17,826	$12,310	45%

Taxable fixed income representatives	31	27	15%

Municipal distribution representatives	24	20	20%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment were as follows (in thousands):

	Three-Months Ended
	September 25, 2009	September 26, 2008
Average interest-earning assets:
Stock borrowed	$1,893,000	$2,825,000

Average interest-bearing liabilities:
Stock loaned	1,848,000	2,784,000

The following table sets forth the number and aggregate dollar amount of municipal bond transactions conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended September 25, 2009 and September 26, 2008:

	Three-Months Ended
	September 25, 2009	September 26, 2008
Number of Issues	164	171
Aggregate Amount of Offerings	$20,088,547,000	$10,467,597,000

Net revenues from the institutional segment increased 29% while pre-tax income was up 45% in the three-months ended September 25, 2009 when compared to the three-months ended September 26, 2008. Commissions in the institutional segment were up 55% for the three-months ended September 25, 2009 over the same period last fiscal year as volumes in the taxable fixed income business improved significantly. The volatility in the market has presented opportunities for our institutional segment. The taxable fixed income unit has increased its business and client base. Investment banking fees were up 12% for the three-months ended September 25, 2009, driven by an increase in taxable fixed income advisory fees of $1.7 million. The increase for taxable fixed income was partially offset by an $848,000 decrease in public finance advisory fees, primarily due to a reduction in new municipal issues.

Net gains on principal transactions were up 497% due to an increase in market volatility and wider spreads in the secondary market. Taxable fixed income represented $7.0 million of this increase while municipal fixed income contributed $5.2 million.

In the three-months ended September 25, 2009, net interest revenue in the institutional segment decreased 71% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This decrease is due to a 98 basis point decline in the spread earned on securities lending balances and a 34% drop in the average balance. The disruption in the markets, the regulators’ limits on short sales and changes in our internal risk limits caused average balances in our stock loan balances to fall to $1.8 billion. Additionally, the depressed interest rate environment has had a substantial impact on the spreads in this business. Net interest revenue also decreased $1.1 million in the municipal business unit due to decreases in our investments in tax-exempt municipal auction rate bonds.

Operating expenses were up 21% for the three-months ended September 25, 2009 versus the same period last fiscal year primarily due to increases in commission expense. The increase in commission expense is due to the increase in revenue produced by the institutional segment. This increase was partially offset by a decrease in other expenses due to a $5.4 million write-off for the Lehman counterparty exposure expensed in the prior year.

Banking:

The following is a summary of the results for the banking segment for the three-month periods ended September 30, 2009 and September 30, 2008 (dollars in thousands):

	Three-Months Ended
	September 30, 2009	September 30, 2008	% Change
Net interest revenue	$18,018	$14,664	23%
Other	1,284	663	94

Total net revenues	19,302	15,327	26
Operating expenses	16,334	10,779	52

Pre-tax income	$2,968	$4,548	(35)%

The Bank’s net revenues increased 26% while pre-tax income decreased 35% for the three-months ended September 30, 2009 as compared to the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 18.1% of consolidated net revenue for the three-months ended September 30, 2009 and 16.7% for the three-month period ended September 30, 2008. The increase in net interest revenue at the Bank is due primarily to an increase in loan volume, 13.4%, and a decrease in the cost of funds from 2.3% at September 30, 2008 to 0.7% at September 30, 2009. Other revenue for the Bank increased 94% for the three-month period ended September 30, 2009 over the same period last fiscal year. This increase was primarily due to a gain on sale of REO property of $881,000.

The Bank’s operating expenses were up 52% for the three-month period ended September 30, 2009 over the same period last fiscal year. This increase is due to the following: an increase of $402,000 in occupancy expenses due to the addition of two full-service banking facilities in fiscal 2009; an increase in the Bank’s loan loss provision and REO loss provision of $3.8 million and $1.4 million, respectively; and a $246,000 increase in the cost of maintaining real-estate and other foreclosed property. These increases were offset by the following decreases: a decrease of $356,000 in compensation expense due to exiting the residential mortgage origination business in the first quarter of fiscal 2009 and a decrease of $356,000 in expenses related to non-sufficient funds.

The following table sets forth an analysis of the Bank’s net interest income by the major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2009 and September 30, 2008 (dollars in thousands):

	Three-Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest Income/ Expense(*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Assets:

Interest-earning assets:

Real estate – mortgage	$337,241	$5,908	7.0%	$347,896	$6,449	7.4%
Real estate – construction	136,179	1,778	5.2	180,357	2,746	6.0
Commercial	739,156	10,549	5.7	505,931	8,824	6.9
Individual	6,871	126	7.3	6,479	125	7.6
Land	155,885	1,910	4.9	172,614	2,776	6.4
Federal funds sold	128,466	41	0.1	20,239	94	1.8
Interest bearing deposits in banks	18,091	1	—	47,361	210	1.8
Federal reserve funds	6,729	4	0.3	—	—	—
Investments - other	13,118	111	3.4	6,615	47	2.8

	1,541,736	$20,428	5.3%	1,287,492	$21,271	6.6%

Non-interest-earning assets:

Cash and due from banks	6,876			12,021
Other assets	44,362			34,808

	$1,592,974			$1,334,321

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$70,943	$372	2.1%	$91,399	$851	3.7%
Money market accounts	44,836	20	0.2	44,564	170	1.5
Interest-bearing demand accounts	85,365	45	0.2	72,034	306	1.7
Savings accounts	1,067,202	593	0.2	843,352	3,974	1.9
Federal Home Loan Bank advances	116,510	1,380	4.7	107,565	1,306	4.8

	1,384,856	2,410	0.7%	1,158,914	6,607	2.3%

Non-interest-bearing liabilities:

Non-interest-bearing demand accounts	56,222			53,103
Other liabilities	8,554			7,891

	1,449,632			1,219,908
Stockholders’ equity	143,342			114,413

	$1,592,974			$1,334,321

Net interest income		$18,018			$14,664

Net yield on interest-earning assets			4.6%			4.5%

(*) Loans fees included in interest income for the three months ended September 30, 2009 and 2008 were $1,321 and $1,703, respectively.

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the three-months ended September 30, 2009 was up slightly from the same period last fiscal year as the rate paid on deposits to brokerage customers declined from September 30, 2008 to September 30, 2009.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	September 30, 2009 compared to September 30, 2008
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:

Real estate - mortgage	$(541)	$(197)	$(355)	$11
Real estate - construction	(968)	(673)	(391)	96
Commercial	1,725	4,067	(1,603)	(739)
Individual	1	7	(6)	—
Land	(866)	(269)	(661)	64
Federal funds sold	(53)	502	(88)	(467)
Interest bearing deposits in banks	(209)	(129)	(208)	128
Federal reserve funds	4	—	—	4
Investments - other	64	73	(39)	30

	$(843)	$3,381	$(3,351)	$(873)

Interest expense:

Certificates of deposit	$(479)	$(191)	$(371)	$83
Money market accounts	(150)	1	(150)	(1)
Interest-bearing demand accounts	(261)	57	(268)	(50)
Savings accounts	(3,381)	1,055	(3,506)	(930)
Federal Home Loan Bank advances	74	148	(65)	(9)

	(4,197)	1,070	(4,360)	(907)

Net interest income	$3,354	$2,311	$1,009	$34

Other:

Pre-tax loss from the other category was $9.1 million for the three-months ended September 25, 2009 compared to $9.8 million for the same period last fiscal year. The change is primarily due to an increase in miscellaneous income of $2.5 million and an increase in compensation of $2.4 million. The increase in miscellaneous income is due to an increase in the income earned on deferred compensation investments of $1.5 million and a decrease in our losses related to our limited partnership venture capital fund of $1.0 million. The increase in compensation is due to the change in the fair value of our investments in the deferred compensation plan, offsetting the other revenue increase above, an increase in our profit sharing plan expense of $700,000 and an increase in salaries for our corporate employees of $400,000.

FINANCIAL CONDITION

Investments

The book values of the Bank’s investment portfolio at September 30, 2009 and June 30, 2009 are summarized as follows (in thousands):

	September 30, 2009	June 30, 2009
Government-sponsored enterprises	$6,795	$7,059
States of the U.S. and political subdivisions	6,244	6,237

	$13,039	$13,296

Loans and Allowance for Probable Loan Losses

The Bank grants loans to customers primarily within North Texas. The Bank also purchases loans in the ordinary course of business which have been originated in various areas of the U.S. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the North Texas area. Substantially all of the Bank’s loans are collateralized with real estate.

The allowance for probable loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. In determining the appropriate allowance at the balance sheet date, management evaluates the Bank’s historical loss percentage, concentrations of risk in the portfolio, estimated changes in the value of underlying collateral as well as changes in the volume and growth in the portfolio. Currently, our allowance for loan loss calculation utilizes a 12 quarter rolling analysis of our loss history by product type. Product types include 1-4 family residential loans, 1-4 family residential construction loans, land and land development loans, commercial real estate loans, commercial loans and consumer loans. The historical loss ratios are adjusted by an analysis of our real estate market deterioration, derived from industry data related to the markets we serve, as well as information from our bank specific losses related to real estate transactions. We also revise the historic loss ratios upward for concentrations of capital greater than 100% for the product types defined above. Currently, our most significant product type concentration is in commercial real estate. Lastly, we adjust the loss ratios based on growth in the product types as well as problem loan trends within these product types. Currently, the consideration of all of these factors has resulted in an upward adjustment of our historical loss ratios over the past few quarters.

Our calculation also includes specific allocations arising from our loan impairment analysis.

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, sub-prime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans. At September 30, 2009, the Bank had $7.9 million in junior lien mortgages. These loans represented less than 1% of total loans at September 30, 2009. The Bank did not have any exposure to sub-prime loans and loans with initial teaser rates.

At September 30, 2009, the Bank’s loan portfolio included a total of $78 million in loans with a high loan-to-value ratio. Approximately 64% of these loans were 1-4 single family or lot loans and are inventory for home builders in North Texas. The additional risk in these loans is addressed in our allowance calculation primarily through review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, there were 10 loans with high loan-to-value ratios that were deemed impaired and had specific loan loss allocations of $151,000. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At September 30, 2009, our high loan-to-value ratio loans represented 49% of total capital.

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

Loans receivable at September 30, 2009 and June 30, 2009 are summarized as follows (in thousands):

	September 30, 2009	June 30, 2009
Real estate – mortgage	$368,106	$389,382
Real estate – construction	241,304	249,861
Commercial	632,284	599,373
Individuals	4,581	4,767
Land	146,167	157,999

	$1,392,442	$1,401,382

The following table shows the scheduled maturities of certain loans at September 30, 2009 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Real estate – construction	$157,228	$49,530	$34,546	$241,304
Commercial	163,753	273,101	195,430	632,284

Total	$320,981	$322,631	$229,976	$873,588

Amount of loans based upon:
Floating or adjustable interest rates	$304,769	$250,219	$178,945	$733,933
Fixed interest rates	16,212	72,412	51,031	139,655

Total	$320,981	$322,631	$229,976	$873,588

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

Non-performing assets as of September 30, 2009 and June 30, 2009 are as follows (dollars in thousands):

	September 30, 2009	June 30, 2009
Loans accounted for on a non-accrual basis
1-4 family	$5,943	$3,582
Lot and land development	7,508	8,867
Interim (residential) construction	5,389	4,342
Commercial real estate	8,700	10,006
Commercial loans	2,699	3,283
Consumer loans	—	19

	$30,239	$30,099

	September 30, 2009	June 30, 2009
Non-performing loans as a percentage of total loans	2.2%	2.2%

Loans past due 90 days or more, not included above
1-4 family	733	—
Interim (residential) construction	—	670

	$733	$670

Troubled debt restructurings (all REO)
1-4 family	$214	$463
Lot and land development	15,218	8,346
Interim (residential) construction	7,963	7,947
Commercial real estate	6,771	8,412
Commercial loans	131	133

	$30,297	$25,301

Non-performing assets	$61,269	$56,070

Non-performing assets as a percentage of total assets	3.8%	3.6%

The following table presents the non-performing assets as of September 30, 2009 by year of origination (in thousands):

Year Originated	Non-Performing Loans	REO	Total
Fiscal 2005 or prior	$3,249	$3,576	$6,825
Fiscal 2006	1,918	12,853	14,771
Fiscal 2007	12,771	2,408	15,179
Fiscal 2008	11,918	10,588	22,506
Fiscal 2009	1,116	872	1,988

Total	$30,972	$30,297	$61,269

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2009 and September 30, 2008 is as follows (dollars in thousands):

	Three-Months Ended September 30,
	2009	2008
Balance at beginning of period	$14,731	$6,936
Charge-offs:
Commercial, financial and agricultural	(704)	—
Real estate-construction	(1,913)	(310)
Real estate-mortgage	(3)	—
Individuals	(12)	—

	(2,632)	(310)

	Three-Months Ended September 30,
	2009	2008
Recoveries:
Commercial, financial and agricultural	20	6
Real estate-mortgage	1	—

	21	6

Net charge-offs	(2,611)	(304)
Additions charged to operations	4,755	934

	2,144	630

Balance at end of period	$16,875	$7,566

Ratio of net charge-offs during the period to average loans outstanding during the period	0.19%	0.03%

The allowance for probable loan losses is applicable to the following types of loans as of September 30, 2009 and June 30, 2009 (dollars in thousands):

	September 30, 2009		June 30, 2009
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial	$10,191	45.6%	$9,387	43.0%
Real estate – construction	1,522	17.2	1,183	17.7
Real estate – mortgage & land	5,115	36.9	4,115	39.0
Individuals	47	0.3	46	0.3

	$16,875	100.0%	$14,731	100.0%

Over half of the loan loss allowance is allocated to the commercial loan portfolio while the commercial portfolio at the Bank represents approximately 46% of the total loan portfolio at September 30, 2009. Because commercial loans tend to be individually larger than residential loans, deterioration in this portfolio could lead to greater volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three-month periods ended September 30, 2009 and September 30, 2008 can be found in the discussion of the banking segment’s net interest income under the caption “Results of Operations-Segment-Banking.”

Certificates of deposit of $100,000 or greater were $30.4 million and $31.4 million at September 30, 2009 and June 30, 2009, respectively. In April 2009, the Bank began classifying the deposits from

SWS’ brokerage customers as core deposits based on an advisory opinion from the FDIC. The Bank is funded primarily by these deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes short-and long-term FHLB borrowings, which were $116 million and $117 million at September 30, 2009 and June 30, 2009, respectively, to match long-term fixed rate loan funding. Core deposits represented more than 90% of total funding at both September 30, 2009 and June 30, 2009. At September 30, 2009 and June 30, 2009, the Bank had $1,151.7 million and $1,097.9 million, respectively, in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Short Term Borrowings and Advances from Federal Home Loan Bank

This table represents short term borrowings and advances from the FHLB that were due within one year (generally two to seven days) during the three-month period ended September 30, 2009 and September 30, 2008 (dollars in thousands):

	Three-Months Ended September 30,
	2009		2008
	Amount	Interest Rate	Amount	Interest Rate
At end of period	$5,174	5.0%	$743	4.6%
Average during period	5,389	5.0%	6,630	2.7%
Maximum balance during period	5,566	—	71,050	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $300 million. We have not received any notification from the bank indicating a change in the amount of our broker loan lines since June 2009. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At September 25, 2009, the amount outstanding under these secured arrangements was $38 million, which was collateralized by securities held for firm accounts valued at $69.2 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under “Risk Factors” in our Form 10-K filed with the SEC on September 9, 2009.

We had $250,000 outstanding under unsecured letters of credit at September 25, 2009, pledged to support our open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At September 25, 2009, we had an unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by a former subsidiary in the amount of $143,000. This letter of credit bears a 1% commitment fee and is renewable annually.

We had an additional $500,000 outstanding under an unsecured letter of credit at September 25, 2009, pledged to support our underwriting activities, which bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. There were no amounts outstanding on this line, other than the $893,000 under unsecured letters of credit at September 25, 2009. At September 25, 2009, the total amount available for borrowing under this line of credit was $19.107 million.

We have an irrevocable letter of credit agreement aggregating $45.0 million at September 25, 2009 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at September 25, 2009), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $59.8 million at September 25, 2009.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB, federal funds sold to correspondent banks and vault cash. In addition, at September 30, 2009, the Bank had borrowing capacity with the FHLB of $369.1 million and a $30.0 million federal funds agreement for the purpose of purchasing short-term funds should additional liquidity be needed.

The Bank has an agreement with an unaffiliated bank for a $30.0 million unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is used by the Bank to support short-term liquidity needs. At September 30, 2009, there were no amounts outstanding under this line of credit. Management believes that the Bank’s present position with the FHLB and the availability of the federal funds loan is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At September 30, 2009, $1,151.7 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Net Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined, or the OTS may require the Bank to apply another measurement of risk weight that the OTS deems appropriate), and of Tier I capital (as defined) to average assets (as defined). Management and the OTS agree that it is prudent to maintain additional capital during this economic downturn to provide additional support for loan concentrations and potential asset deterioration. To accomplish this, management is targeting a total capital to risk weighted assets ratio of 12%.

The Bank has historically met all the capital adequacy requirements to which it is subject and as of September 30, 2009, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

OTS regulators are currently reviewing loan concentrations at thrift institutions, including the Bank. While the impact of this review is unknown, it is likely to result in increased capital requirements.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 23 of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 26, 2009.

Cash Flow

Net cash provided by operating activities was $10.8 million and $35.6 million for the three-months ended September 25, 2009 and September 26, 2008, respectively. Cash flow from operations was primarily provided by reduced investment in loans held for sale at the Bank and reduced investments in assets segregated for regulatory purposes.

Net cash used in investing activities for the three-month periods ended September 25, 2009 and September 26, 2008 was $28.4 million and $55.1 million, respectively. The primary reason for the decrease in cash used for investing activities was a decrease in the net amount invested in loans at the Bank of $20.7 million.

Net cash provided by financing activities totaled $64.1 million and $32.3 million for the three-month period ended September 25, 2009 compared to the three-month period ended September 26, 2008, respectively. The primary reason for the increase in the cash provided by financing activities was an increase in short-term borrowing in the brokerage business.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for the next twelve months.

Treasury Stock

In August 2009, the board of directors of SWS Group approved a plan authorizing the company to purchase up to 500,000 shares of its common stock from time to time in the open market for an 18-month time period ending on February 28, 2011. During the first quarter of fiscal 2010, no shares were purchased under this program.

Additionally, the trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. In the three-month period ended September 25, 2009, 15,099 shares were purchased at a cost of $228,000, or $15.09 per share, and 211 shares were distributed pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from such vesting. As a result, in the three-month period ended September 25, 2009, 19,500 shares were repurchased by us with a market value of $290,476, or an average of $14.90 per share, to cover tax liabilities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	13.17%
+200	8.39%
+100	3.56%
0	0%
-50	-5.87%
-100	-11.70%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2009 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans	$1,200,315	$17,209	$52,419	$139,374
Securities and FHLB stock	6,795	—	—	6,244
Interest bearing deposits	125,014	—	—	—

Total earning assets	1,332,124	17,209	52,419	145,618

Interest bearing liabilities:
Transaction accounts and savings	1,210,639	—	—	—
Certificates of deposit	35,926	20,380	9,025	4,180
Borrowings	4,282	967	25,678	84,923

Total interest bearing liabilities	1,250,847	21,347	34,703	89,103

GAP	$81,277	$(4,138)	$17,716	$56,515

Cumulative GAP	$81,277	$77,139	$94,855	$151,370

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

The following table categorizes “Securities owned, at market value” net of “Securities sold, not yet purchased, at market value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Marketable equity securities” in our available-for-sale portfolio, which are subject to interest rate and market price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$946	$7,799	$13,812	$68,440	$90,997
Auction rate municipal bonds	23,875	—	—	—	23,875
U.S. government and government agency obligations	5,548	(8,519)	(16,896)	(18,690)	(38,557)
Corporate obligations	812	3,210	15,562	16,080	35,664

Total debt securities	31,181	2,490	12,478	65,830	111,979
Corporate equity	—	—	—	10,188	10,188
Other	5,369	—	—	—	5,369

	$36,550	$2,490	$12,478	$76,018	$127,536

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Assets segregated for regulatory purposes	$—	$51,623	$—	$—	$51,623

Weighted average yield
Municipal obligations	1.9%	1.8%	3.3%	5.7%	5.0%
Auction rate municipal bonds	0.5%	—	—	—	0.5%
U.S. government and government agency obligations	0.1%	1.7%	3.3%	4.1%	2.7%
Corporate obligations	3.2%	3.3%	4.6%	4.9%	4.2%
Assets segregated for regulatory purposes	1.5%	—	—	—	1.5%

Available-for-sale securities, at fair value
Marketable equity securities	$914	$—	$—	$225	$1,139

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially since June 26, 2009. See our annual report on Form 10-K for the fiscal year then ended.

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

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of September 25, 2009. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 25, 2009, such disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three-month period ended September 25, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in our Form 10-K, for the fiscal year ended June 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 25, 2009 of our equity securities registered pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
06/27/09 to 07/31/09	—	—	—	500,000
08/01/09 to 08/28/09	19,500	$14.90	—	500,000
08/28/09 to 09/25/09	—	—	—	500,000

	19,500	$14.90	—

(1)

All of the 19,500 shares purchased during the three-month period ended June 26, 2009 were acquired from grantees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to purchase common stock.

(2)

On January 15, 2008, the board of directors of SWS Group approved and announced a plan authorizing the company to repurchase up to 750,000 shares of its common stock from time to time in the open market for an 18-month period beginning January 14, 2008 and ending June 20, 2009. On August 20, 2009, the board approved and announced a plan authorizing the company to repurchase up to 500,000 shares of its common stock from time to time in the open market for an 18-month period beginning August 20, 2009 and ending February 28, 2011.

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

SWS Group, Inc.
(Registrant)

November 3, 2009	/S/ Donald W. Hultgren
Date	(Signature)
Donald W. Hultgren
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2009	/S/ Kenneth R. Hanks
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

November 3, 2009	/S/ Stacy Hodges
Date	(Signature)
Stacy Hodges
Executive Vice President
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2007

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith