Form 10-Q
period 2009-12-31
SWS GROUP INC
filed 2010-02-09
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 5, 2010, there were 32,562,929 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and June 26, 2009

(In thousands, except par values and share amounts)

	December	June
	(Unaudited)
Assets
Cash and cash equivalents	$54,792	$96,253
Assets segregated for regulatory purposes	305,367	313,153
Receivable from brokers, dealers and clearing organizations	1,776,973	1,892,739
Receivable from clients, net	190,430	158,032
Loans held for sale	340,635	262,780
Loans, net	1,154,856	1,138,602
Securities owned, at market value	149,226	175,030
Securities purchased under agreements to resell	22,651	21,622
Goodwill	7,552	7,552
Marketable equity securities available for sale	1,170	4,094
Other assets	156,349	129,182

	$4,160,001	$4,199,039

Liabilities and Stockholders’ Equity
Short-term borrowings	$28,500	$10,000
Payable to brokers, dealers and clearing organizations	1,662,393	1,853,544
Payable to clients	476,552	426,300
Deposits	1,349,962	1,292,366
Securities sold under agreements to repurchase	—	4,462
Securities sold, not yet purchased, at market value	43,364	53,236
Drafts payable	28,487	27,457
Advances from Federal Home Loan Bank	112,965	117,492
Other liabilities	58,127	73,825

	3,760,350	3,858,682
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 33,309,140 and outstanding 32,361,244 shares at December 31, 2009; issued 28,309,139 and outstanding 27,262,923 shares at June 26, 2009	3,331	2,831
Additional paid-in capital	325,171	271,131
Retained earnings	79,556	75,918
Accumulated other comprehensive income – unrealized holding gain, net of tax of $7 at December 31, 2009 and $0 at June 26, 2009	157	180
Deferred compensation, net	2,988	2,639
Treasury stock (947,896 shares at December 31, 2009 and 1,046,216 shares at June 26, 2009, at cost)	(11,552)	(12,342)

Total stockholders’ equity	399,651	340,357
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,160,001	$4,199,039

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and six-months ended December 31, 2009 and 2008

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Revenues:
Net revenues from clearing operations	$2,730	$3,077	$5,356	$6,373
Commissions	42,152	53,309	84,764	89,054
Interest	40,736	53,299	82,173	120,079
Investment banking, advisory and administrative fees	9,018	9,430	18,288	20,354
Net gains on principal transactions	9,656	7,958	24,475	10,662
Other	5,235	21	11,356	2,920

Total revenue	109,527	127,094	226,412	249,442
Interest expense	14,350	26,918	31,782	61,498

Net revenues	95,177	100,176	194,630	187,944

Non-interest expenses:
Commissions and other employee compensation	59,802	63,441	121,828	115,852
Occupancy, equipment and computer service costs	8,699	8,032	17,089	15,772
Communications	3,307	3,308	6,555	6,469
Floor brokerage and clearing organization charges	972	997	1,931	1,914
Advertising and promotional	1,170	1,141	2,175	1,940
Other	12,272	7,725	31,120	19,672

Total non-interest expenses	86,222	84,644	180,698	161,619

Income before income tax expense	8,955	15,532	13,932	26,325
Income tax expense	3,088	6,486	4,980	10,256

Net income	5,867	9,046	8,952	16,069
Net gain/(loss) recognized in other comprehensive income, net of tax of $7 and $(521) for the three-months ended December 31, 2009 and 2008, respectively and $7 and $(1,019) for the six-months ended December 31, 2009 and 2008, respectively.	23	(1,111)	(23)	(1,979)

Comprehensive income	$5,890	$7,935	$8,929	$14,090

Earnings per share – basic
Net income	$0.21	$0.33	$0.32	$0.59

Weighted average shares outstanding – basic	28,672,282	27,416,457	28,094,256	27,390,720

Earnings per share – diluted
Net income	$0.21	$0.33	$0.32	$0.59

Weighted average shares outstanding – diluted	28,725,022	27,492,949	28,151,941	27,483,544

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended December 31, 2009 and 2008

(In thousands)

(Unaudited)

	For the Six-Months Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income	$8,952	$16,069
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,462	2,800
Amortization of premiums on loans purchased	(108)	(358)
Amortization of premiums on municipal bonds	(14)	—
Provision for doubtful accounts and write downs on real estate owned properties	11,822	3,430
Deferred income tax benefit	(674)	(1,172)
Deferred compensation	3,309	(1,829)
Gain on sale of loans	(564)	(435)
Loss (gain) on fixed assets transactions	10	(2)
Loss on sale of real estate	484	281
Gain on sale of factored receivables	—	(260)
Equity in (earnings) losses of unconsolidated ventures	(713)	2,304
Gain on sale of marketable equity securities	(16)	—
Dividend received on investment in Federal Home Loan Bank stock	(6)	(75)
Windfall tax expense (benefits)	120	(67)
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	7,786	67,300
Net change in broker, dealer and clearing organization accounts	(75,385)	(29,795)
Net change in client accounts	17,374	(14,915)
Net change in loans held for sale	(77,855)	48,688
Decrease in securities owned	25,804	89,603
(Increase) decrease in securities purchased under agreements to resell	(1,029)	5,447
(Increase) decrease in other assets	(12,981)	9,969
Increase in drafts payable	1,030	3,849
Decrease in securities sold, not yet purchased	(9,872)	(3,151)
Decrease in other liabilities	(17,494)	(5,986)

Net cash (used in) provided by operating activities	(116,558)	191,695

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned properties	(4,422)	(6,854)
Proceeds from fixed assets transactions	17	4
Proceeds from the sale of real estate	14,509	7,254
Loan originations and purchases	(196,315)	(316,796)
Loan repayments	142,276	173,539
Proceeds from the sale of factored receivables	—	260
Cash paid on investments	(400)	(600)
Proceeds from the sale of marketable equity securities	2,925	—
Cash paid for purchase of M.L. Stern & Co., LLC.	—	(25)
Proceeds from sale of Federal Home Loan Bank stock	267	3,462
Purchase of Federal Home Loan Bank stock	—	(1,694)

Net cash used in investing activities	(41,143)	(141,450)

Cash flows from financing activities:
Payments on short-term borrowings	(1,396,700)	(1,271,187)
Proceeds from short-term borrowings	1,415,200	1,187,891
Increase in deposits	57,596	87,547
Advances from the Federal Home Loan Bank	997	513,962
Payments on advances from Federal Home Loan Bank	(5,524)	(532,071)

	For the Six-Months Ended
	December 31, 2009	December 31, 2008
Payment of cash dividends on common stock	$(5,354)	$(4,939)
Windfall tax (benefits) expense	(120)	67
Cash payments on securities sold under agreements to repurchase	(4,462)	(2,696)
Net proceeds from secondary offering	54,482	—
Net proceeds from exercise of stock options	—	288
Proceeds related to the deferred compensation plan	353	313
Purchase of treasury stock related to deferred compensation plan	(228)	(437)

Net cash provided by (used in) financing activities	116,240	(21,262)

Net (decrease) increase in cash and cash equivalents	(41,461)	28,983
Cash and cash equivalents at beginning of period	96,253	39,628

Cash and cash equivalents at end of period	$54,792	$68,611

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$1,461	$997

Foreclosures on loans	$29,035	$6,926

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest from continuing operations	$33,801	$63,019

Income taxes	$6,780	$7,150

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 31, 2009, and for the three and six-months ended December 31, 2009 and 2008, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 26, 2009 filed on Form 10-K. Amounts included for June 26, 2009 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month except for the second fiscal quarter which is prepared as of December 31, 2009. The Bank’s second quarter financial statements are prepared as of December 31, 2009. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

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

At December 31, 2009, the Company had approximately $1,055,000 of unrecognized tax benefits. The Company’s net liability decreased $105,000 from June 26, 2009 to December 31, 2009 due to unrecognized tax benefits related to tax positions taken on previously filed returns and returns expected to be filed in the current year. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $220,000, net of federal benefit as of December 31, 2009 and $183,000 as of June 26, 2009. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $835,000, net of federal benefit as of December 31, 2009 and $977,000 as of June 26, 2009.

With limited exceptions, the Company is no longer subject to U.S. federal, state or local tax audits by taxing authorities for tax years preceding 2005. The examination of the federal income tax return for the year ended December 31, 2006 was concluded with no significant adjustments. The Company has been notified by a state agency that it intends to begin an examination of the Company’s returns for the tax years ended December 31, 2006-2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the fair value accounting standard of the Financial Accounting Standards Board (“FASB”) effective June 28, 2008. Fair value accounting establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

Other Assets. Other assets consist of the Company’s investment in REO and equity investments in limited partnerships. REO is valued at the lower of cost or market. For those investments where the REO is valued at market, the value is determined by third party appraisals. As such, these REO investments, solely based on appraisals, are categorized as Level 2. In certain circumstances, the Company will adjust the appraisals to reflect more accurately the economic conditions of the area at the time of valuation and, in these circumstances, these REO investments are categorized as Level 3. The Company’s investments in the limited partnerships (the “Investment Partnerships”) are categorized as Level 3, as the underlying investments in the funds are valued based on internally developed models utilizing inputs with little or no market activity. Most, if not all, of the investments in these funds are in privately held growth companies.

Substantially all of SWS’ brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale and loans receivable was $1,584,177,000 and $1,440,255,000 at December 31, 2009 and June 30, 2009, respectively

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value). The fair value of certificates of deposit and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of CD’s was $71,378,000 and $72,256,000 at December 31, 2009 and June 30, 2009, respectively. The fair value of other deposits was $1,279,421,000 and $1,220,806,000 at December 31, 2009 and June 30, 2009, respectively. The fair value of advances to the FHLB was $125,333,000 and $128,895,000 at December 31, 2009 and June 30, 2009, respectively.

The following table summarizes by level within the fair value hierarchy “Assets segregated for regulatory purposes”, “Marketable equity securities available for sale,” “Securities owned, at market value,” “Other assets” and “Securities sold, not yet purchased, at market value” as of December 31, 2009.

(in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$51,485	$—	$—	$51,485

	$51,485	$—	$—	$51,485

Marketable equity securities available for sale
USHS common stock	$935	$—	$—	$935
Westwood common stock	235	—	—	235

	$1,170	$—	$—	$1,170

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

	Level 1	Level 2	Level 3	Total
Securities owned, at market value
Corporate equity securities	$10,079	$—	$2,175	$12,254
Municipal obligations	—	58,400	23,875	82,275
U.S. government agency obligations	5,843	4,654	—	10,497
Corporate obligations	—	41,534	—	41,534
Other	691	1,975	—	2,666

	$16,613	$106,563	$26,050	$149,226

Other Assets
REO	$—	$24,479	$11,604	$36,083
Investment partnerships	—	—	5,972	5,972

	$—	$24,479	$17,576	$42,055

Securities sold, not yet purchased, at market value
Corporate equity securities	$896	$—	$—	$896
Municipal obligations	—	41	—	41
U.S. government and government agency obligations	26,779	62	—	26,841
Corporate obligations	—	15,375	—	15,375
Other	—	211	—	211

	$27,675	$15,689	$—	$43,364

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	REO	Investment Partnerships	Total
Beginning balance at June 26, 2009	$1,704	$23,875	$8,124	$5,259	$38,962
Unrealized gains (losses)	(4)	—	(150)	334	180
Transfers in/(out) other levels	—	—	(627)	—	(627)
Purchases, issuances, and settlements	325	—	1,613	—	1,938

Ending balance at September 25, 2009	$2,025	$23,875	$8,960	$5,593	$40,453

Unrealized gains (losses)	—	—	—	379	379
Purchases, issuances, and settlements	150	—	2,644	—	2,794

Ending balance at December 31, 2009	$2,175	$23,875	$11,604	$5,972	$43,626

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

The total unrealized gains for the three and six-month periods ended December 31, 2009 included in earnings that related to assets still held at December 31, 2009 were $379,000 and $559,000, respectively.

EMPLOYEE BENEFITS

Stock Option Plans. There were no active stock option plans at December 31, 2009. All outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) and the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) may still be exercised until their contractual expiration date occurs. Options granted under the 1996 Plan and 1997 Plan have a maximum ten-year term, and all options are fully vested.

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

During the first six-months of fiscal 2010, the Board of Directors approved grants to various officers and employees totaling 146,844 shares with a weighted average market value of $14.76 per share. In the first six-months of fiscal 2009, the Board of Directors approved grants to various officers and employees totaling 109,373 shares with a weighted average market value of $17.63 per share. As a result of these grants, SWS recorded deferred compensation in “Additional paid-in capital” of approximately $2,016,000 in fiscal 2010 and $1,737,000 in fiscal 2009. For the three and six-months ended December 31, 2009, SWS recognized compensation expense related to restricted stock grants of approximately $1,023,000 and $1,621,000, respectively. For the three and six-months ended December 31, 2008, SWS recognized compensation expense related to restricted stock grants of approximately $555,000 and $1,061,000, respectively.

At December 31, 2009, the total number of unvested shares outstanding under the Restricted Stock Plan was 299,017 and the total number of shares available for future grants was 381,263.

Deferred Compensation Plan. On November 17, 2009, the shareholders of SWS Group voted to increase the authorized number of shares of SWS Group common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with original maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At December 31, 2009 and June 26, 2009, cash balances included $11,740,000 and $9,125,000, respectively, that were not federally insured because they represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk with respect to such deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. The Bank receives credit for excess balances maintained and receives interest on all such balances. At December 31, 2009 and June 30, 2009, these reserve balances amounted to $8,372,000 and $4,362,000, respectively.

INVESTMENTS

SWS has interests in three investment partnerships that are accounted for under the equity method, which approximates fair value, as described above. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of December 31, 2009, SWS had contributed $4,400,000 of this commitment. SWS has been notified that it must pay the remaining $600,000 in the 12 months ending in September 2010. SWS has recorded contingent liabilities of $600,000 for the capital calls remaining on this investment commitment. Based on review of the fair value of the limited partnership investment, SWS determined that its share of the investments in the limited partnership investment should be valued at $1,418,000, as of December 31, 2009. As a result of the fair value analysis, SWS recorded a net gain on this investment for the three and six-months ended December 31, 2009 of $412,000 and $378,000, respectively. In comparison, during the three and six-months ended December 31, 2008, SWS recorded losses of $1,392,000 and $2,466,000, respectively, related to this investment.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

The other two investments are limited partnership equity funds, to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of December 31, 2009, the Bank had invested $3,000,000 of its aggregate commitment to the two funds. During the three and six-months ended December 31, 2009, the Bank recorded losses of $33,000 and gains of $335,000, respectively, related to these investments. In comparison, during the three and six-months ended December 31, 2008, SWS recorded gains of $38,000 and $162,000, respectively, related to these investments.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 2009, SWS held TLGP bonds with a market value of $51,485,000 and cash of approximately $253,882,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no balances in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at December 31, 2009.

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

At December 31, 2009 and June 26, 2009, SWS Group held 357,154 shares of common stock of USHS with a cost basis of $914,000. The market value of the USHS shares was $935,000 at December 31, 2009 and $914,000 at June 26, 2009.

At December 31, 2009 and June 26, 2009, SWS Group held 6,454 shares of common stock of Westwood within its deferred compensation plan with a cost basis of $91,000. The market value of the Westwood shares was $235,000 at December 31, 2009 and $271,000 at June 26, 2009.

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

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 31, 2009 and June 26, 2009, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December	June
Receivable
Securities failed to deliver	$12,696	$13,446
Securities borrowed	1,689,907	1,816,657
Correspondent broker/dealers	31,479	22,069
Clearing organizations	18,287	24,044
Other	24,604	16,523

	$1,776,973	$1,892,739

Payable
Securities failed to receive	$15,159	$13,762
Securities loaned	1,618,367	1,777,942
Correspondent broker/dealers	16,392	13,722
Other	12,475	48,118

	$1,662,393	$1,853,544

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At December 31, 2009, SWS had collateral of $1,688,403,000 under securities lending agreements, of which SWS had repledged $1,595,376,000. SWS had received collateral of $1,815,518,000 under securities lending agreements, of which SWS had repledged $1,769,499,000 at June 26, 2009.

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

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of Texas and New Mexico.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

Loans receivable at December 31, 2009 and June 30, 2009 are summarized as follows (in thousands):

	December	June
Loans Receivable:
Construction	$199,446	$251,044
Lot and Land Development	141,076	159,935
Residential Mortgage	143,364	129,290
Commercial Real Estate	456,047	429,208
Multi-Family	67,171	50,425
Commercial Loans	161,798	129,734
Consumer Loans	4,552	4,813

	1,173,454	1,154,449
Unamortized premiums	(997)	(1,116)
Allowance for probable loan losses	(17,601)	(14,731)

	$1,154,856	$1,138,602

Impairment of loans with a recorded investment of approximately $14,277,000 and $18,077,000 has been recognized at December 31, 2009 and June 30, 2009, respectively. The year to date average recorded investment in impaired loans was approximately $13,608,000 for the period ended December 31, 2009 and $2,343,000 for the period ended December 31, 2008. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $2,903,000 and $2,007,000 at December 31, 2009 and June 30, 2009, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the first half of either fiscal 2010 or fiscal 2009.

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. Total non-accrual loans at December 31, 2009 and June 30, 2009 were $25,635,000 and $30,099,000, respectively. The average recorded investment in non-accrual loans was approximately $27,373,000 during the first six-months of fiscal 2010 and $16,803,000 during the first six-months of fiscal 2009. The Bank has not recognized income on non-accrual loans during the three and six-months ended December 31, 2009 and 2008. No additional funds are committed to be advanced in connection with impaired loans.

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2009 and 2008 is as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Balance at beginning of period	$16,875	$7,566	$14,731	$6,936
Provision for loan losses	4,665	1,775	9,420	2,709
Net charge-offs	(3,939)	(410)	(6,550)	(714)

	726	1,365	2,870	1,995

Balance at end of period	$17,601	$8,931	$17,601	$8,931

The reserve to loan ratio for the six-months ended December 31, 2009 and 2008 was 1.50% and 0.84%, respectively.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2009 and June 26, 2009, which are carried at market value, include the following (in thousands):

	December	June
Securities owned
Corporate equity securities	$12,254	$9,234
Municipal obligations	82,275	90,923
U.S. government and government agency obligations	10,497	24,824
Corporate obligations	41,534	39,735
Other	2,666	10,314

	$149,226	$175,030

Securities sold, not yet purchased
Corporate equity securities	$896	$476
Municipal obligations	41	112
U.S. government and government agency obligations	26,841	28,584
Corporate obligations	15,375	23,247
Other	211	817

	$43,364	$53,236

During the three-months ended December 31, 2009, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. See additional discussion in “Short-Term Borrowings.” Securities pledged as security deposits at clearing organizations were $3,297,000 and $2,998,000 at December 31, 2009 and June 26, 2009, respectively. Additionally, at December 31, 2009 and June 26, 2009, SWS had pledged firm securities valued at $15,000 and $1,134,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At December 31, 2009, SWS held reverse repurchase agreements totaling $22,651,000, collateralized by U.S. government and government agency obligations with a market value of approximately $22,459,000. At June 26, 2009, SWS held reverse repurchase agreements totaling $21,622,000, collateralized by U.S. government and government agency obligations with a market value of approximately $21,628,000.

GOODWILL

SWS performed its annual assessment of the fair value of goodwill during fiscal 2009 in June 2009, and based on the results of the assessment, SWS’ goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

During the first quarter of fiscal 2010, the clearing segment reported a net operating loss of $5,688,000. As a result, SWS performed an analysis of the recoverability of the goodwill within the clearing segment as of September 25, 2009. Based on the analysis, SWS’ goodwill balance for the clearing segment was not impaired. There were no events in the second quarter of fiscal 2010 that required a review and analysis of the recoverability of the goodwill for either the clearing or the institutional segment. SWS’ goodwill balance is valued at $7,552,000, of which $4,254,000 is in the clearing segment and $3,298,000 is in the institutional segment.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer its correspondent clients to the Company. This transaction closed in July 2006. $2,382,000 of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. SWS paid an additional $2,678,000 in July 2007 under the terms of the agreement. As a result of these transactions, the Company recorded a customer relationship intangible of $5,060,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $235,000 and $471,000, respectively, and $282,000 and $565,000, respectively, of amortization expense for the three and six-months ended December 31, 2009 and 2008, respectively. The intangible is included in “other assets” on the consolidated statements of financial condition. SWS performed its annual analysis of the impairment of its intangible asset in June 2009 and based on its analysis, SWS’ intangible asset balance was not impaired. Nothing came to SWS’ attention in the first half of fiscal 2010 that would require SWS to reperform the analysis.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $300,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 31, 2009, the amount outstanding under these secured arrangements was $28,500,000, which was collateralized by securities held for firm accounts valued at $104,892,000. At June 26, 2009, the amount outstanding under these secured arrangements was $10,000,000, which was collateralized by securities held for firm accounts valued at $82,615,000.

SWS had $250,000 outstanding under unsecured letters of credit at both December 31, 2009 and June 26, 2009, pledged to support its open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At December 31, 2009 and June 26, 2009, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $143,000 and $286,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

SWS had an additional $500,000 outstanding under an unsecured letter of credit at December 31, 2009 and June 26, 2009, pledged to support its underwriting activities, which bears a 1% commitment fee and is renewable annually at SWS’s option.

In addition to the broker loan lines, at December 31, 2009 and June 26, 2009, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At December 31, 2009 and June 26, 2009, there were no amounts outstanding on this line, other than the $893,000 and $1,036,000, respectively, under unsecured letters of credit referenced above. At December 31, 2009 and June 26, 2009, the total amount available for borrowing was $19,107,000 and $18,964,000, respectively.

At December 31, 2009 and June 26, 2009, SWS had an irrevocable letter of credit agreement aggregating $53,000,000 and $42,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $67,004,000 and $59,428,000 at December 31, 2009 and June 26, 2009, respectively.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At December 31, 2009, approximately $242,496,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $22,897,000 under securities loan agreements. At June 26, 2009, approximately $195,983,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $8,381,000 under securities loan agreements.

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The monies from the line of credit are used by the Bank to support short-term liquidity needs. At December 31, 2009 and June 30, 2009, there were no amounts outstanding on this line of credit.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Dallas Federal Reserve Bank. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate 25 basis points over the federal funds target rate. The total amount available under this line at December 31, 2009 was $74,385,000 and there was no amount outstanding as of that date.

DEPOSITS

Deposits at December 31, 2009 and June 30, 2009 are summarized as follows (dollars in thousands):

	December		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$65,544	4.9%	$60,463	4.7%
Interest bearing demand accounts	88,440	6.6	84,318	6.5
Savings accounts	1,084,054	80.3	1,030,900	79.8
Limited access money market accounts	41,383	3.0	45,126	3.5
Certificates of deposit, less than $100,000	39,008	2.9	40,172	3.1
Certificates of deposit, $100,000 and greater	31,533	2.3	31,387	2.4

	$1,349,962	100.0%	$1,292,366	100.0%

The weighted average interest rate on deposits was approximately 0.28% at December 31, 2009 and 1.06% at June 30, 2009.

At December 31, 2009, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total

Certificates of deposit, less than $100,000	$31,551	$2,680	$2,250	$825	$1,702	$39,008
Certificates of deposit, $100,000 and greater	23,754	2,568	2,139	979	2,093	31,533

	$55,305	$5,248	$4,389	$1,804	$3,795	$70,541

The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2009 and June 26, 2009 were $0 and $4,462,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

At December 31, 2009 and June 30, 2009, advances from the FHLB were due as follows (in thousands):

	December	June
Maturity:
Due within one year	$6,244	$5,579
Due within two years	9,839	10,146
Due within five years	55,358	57,875
Due within seven years	4,771	5,522
Due within ten years	7,096	8,111
Due within twenty years	29,657	30,259

	$112,965	$117,492

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, were collateralized by approximately $465,000,000 of collateral value (as defined) in qualifying first mortgage loans at December 31, 2009 (calculated at September 30, 2009). At June 30, 2009 (calculated at March 31, 2009), advances with interest rates from 2% to 8%, were collateralized by approximately $499,000,000 of collateral value in qualifying first mortgage loans.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 of the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 of the Exchange Act. At December 31, 2009, Southwest Securities had net capital of $132,461,000, or approximately 45.1% of aggregate debit balances, which was $126,596,000 in excess of its minimum net capital requirement of $5,865,000 at that date. Additionally, the net capital rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2009, Southwest Securities had net capital of $117,799,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Exchange Act Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or  1/15 of aggregate indebtedness. At December 31, 2009, the net capital and excess net capital of SWS Financial was $985,000 and $735,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined or the OTS may require the Bank to apply another measurement of risk weight that the OTS deems appropriate), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and June 30, 2009, that the Bank met all capital adequacy requirements to which it is subject. Management and the OTS agree that it is prudent to maintain additional capital during this economic downturn to provide additional support for loan concentrations and potential asset deterioration. To accomplish this, management is targeting a total capital to risk weighted assets ratio of 12%.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

As of December 31, 2009 and June 30, 2009, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009:
Total capital to risk weighted assets	$180,759	13.5%	$107,357	8.0%	$134,196	10.0%
Tier I capital to risk weighted assets	163,984	12.2	53,678	4.0	80,517	6.0
Tier I capital to adjusted total assets	163,984	10.0	65,333	4.0	81,666	5.0

June 30, 2009:
Total capital to risk weighted assets	$155,991	12.1%	$103,216	8.0%	$129,020	10.0%
Tier I capital to risk weighted assets	141,261	10.9	51,608	4.0	77,412	6.0
Tier I capital to adjusted total assets	141,261	9.1	62,355	4.0	77,944	5.0

EARNINGS PER SHARE (“EPS”)

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and six-month periods ended December 31, 2009 and December 31, 2008 (in thousands, except share and per share amounts):

	Three-Months Ended		Six-Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net income	$5,867	$9,046	$8,952	$16,069
Dividends on estimated forfeitures-restricted stock	3	3	5	6

Adjusted net income	$5,870	$9,049	$8,957	$16,075

Weighted average shares outstanding – basic(*)	28,672,282	27,416,457	28,094,256	27,390,720
Effect of dilutive securities:
Assumed exercise of stock options	52,740	76,492	57,685	92,824

Weighted average shares outstanding – diluted	28,725,022	27,492,949	28,151,941	27,483,544

Earnings per share – basic
Net income	$0.21	$0.33	$0.32	$0.59

Earnings per share – diluted
Net income	$0.21	$0.33	$0.32	$0.59

(*)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

At December 31, 2009 and 2008, there were options to acquire approximately 428,000 and 537,000 shares of common stock outstanding under the two stock option plans, respectively. See “Employee Benefits.” As of December 31, 2009, options to acquire 17,184 shares of common stock were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive. As of December 31, 2008, options to acquire 7,417 shares of common stock were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-dilutive.

Dividends per share for the three-months ended December 31, 2009 and 2008 were $0.09.

OFFERING OF COMMON STOCK

On October 16, 2009, the Company filed a shelf registration statement with the SEC in the amount of $150,000,000. On December 9, 2009, the Company closed a public offering of 4,347,827 shares of its common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase an additional 652,174 shares of SWS Group common stock to cover over-allotments. The Company generated net proceeds from these common stock offerings, after deducting underwriting discounts and commissions, of approximately $54,258,000.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases SWS Group common stock under a plan approved by our Board of Directors. Currently, SWS has authorization to repurchase 500,000 shares of its common stock from time to time in the open market, expiring February 28, 2011. No shares were repurchased by SWS under this program during the six-months ended December 31, 2009.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 15,099 shares in the six-months ended December 31, 2009, at a cost of approximately $228,000, or $15.09 per share. The plan purchased 20,000 shares in the six-months ended December 31, 2008, at a cost of approximately $437,000, or $21.83 per share. The plan distributed 285 shares in the six-months ended December 31, 2009.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 31,945 shares were repurchased with a market value of approximately $457,301, or an average price of $14.32 per share in the first half of fiscal 2010. In the first half of fiscal 2009, 21,901 shares were repurchased with a market value of $372,899, or an average of $17.03 per share.

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

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

•

Institutional: The institutional brokerage segment serves institutional customers in securities lending, investment banking and public finance, fixed income sales and trading, proprietary trading and agency execution services.

•

Banking: The Bank offers traditional banking products and services and focuses on business banking and several sectors of the residential housing market, including interim construction and short-term funding for mortgage bankers.

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

SWS’ segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how we manage our resources and assess our performance. Management assesses performance based primarily on income before income taxes and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’ business segment information is prepared using the following methodologies:

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

The “other” category includes SWS Group, corporate administration and SWS Capital. SWS Capital Corporation (“SWS Capital”) is a dormant entity which holds approximately $25,000 of assets. SWS Group is a holding company that owns various investments, including USHS common stock. In December 2008, SWS Group also owned shares of NYX common stock, which were sold in the first quarter of fiscal 2010.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

The following table presents the Company’s operations by the segments outlined above for the three and six-months ended December 31, 2009 and 2008:

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in thousands)	Clearing	Retail (#)	Institutional(#)	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended December 31, 2009

Operating revenue	$3,799	$29,543	$35,467	$(374)	$356	$68,791
Net intersegment revenues	(223)	421	697	927	(1,822)	—
Net interest revenue	1,467	731	4,919	19,130	139	26,386
Net revenues	5,266	30,274	40,386	18,756	495	95,177
Operating expenses	5,571	28,983	25,962	15,784	9,922	86,222
Depreciation and amortization	244	269	139	614	503	1,769
Income (loss) before taxes	(305)	1,291	14,424	2,972	(9,427)	8,955

Three-months ended December, 2008

Operating revenue	$6,011	$27,731	$44,850	$(93)	$(4,704)	$73,795
Net intersegment revenues	(260)	277	238	2,115	(2,370)	—
Net interest revenue	1,162	484	10,054	14,680	1	26,381
Net revenues	7,173	28,215	54,904	14,587	(4,703)	100,176
Operating expenses	5,289	26,689	32,177	12,228	8,261	84,644
Depreciation and amortization	290	222	123	526	338	1,499
Income (loss) before taxes	1,884	1,526	22,727	2,359	(12,964)	15,532

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

UNAUDITED QUARTERLY FINANCIAL INFORMATION
(in thousands)	Clearing	Retail (#)	Institutional(#)	Banking	Other	Consolidated SWS Group, Inc.
Six-months ended December 31, 2009

Operating revenue	$7,481	$53,907	$80,586	$910	$1,355	$144,239
Net intersegment revenues	(457)	671	822	1,816	(2,852)	—
Net interest revenue	2,941	1,442	8,948	37,148	(88)	50,391
Net revenues	10,422	55,349	89,534	38,058	1,267	194,630
Operating expenses	16,415	55,055	57,284	32,118	19,826	180,698
Depreciation and amortization	487	538	275	1,219	943	3,462
Income (loss) before taxes	(5,993)	294	32,250	5,940	(18,559)	13,932
Assets(*)	357,668	181,501	1,886,046	1,631,941	26,839	4,083,995

Six-months ended December 31, 2008

Operating revenue	$11,927	$55,302	$68,812	$570	$(7,248)	$129,363
Net intersegment revenues	(491)	528	386	4,138	(4,561)	—
Net interest revenue	3,422	1,627	24,187	29,344	1	58,581
Net revenues	15,349	56,929	92,999	29,914	(7,247)	187,944
Operating expenses	11,193	53,912	57,962	23,007	15,545	161,619
Depreciation and amortization	580	418	238	890	674	2,800
Income (loss) before taxes	4,156	3,017	35,037	6,907	(22,792)	26,325
Assets(*)	327,947	162,498	2,214,558	1,431,069	19,822	4,155,894

(*)	Assets are reconciled to total assets as presented in the December 31, 2009 and 2008 consolidated statements of financial condition as follows (in thousands):

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

	December 31, 2009	December 31, 2008
Amount as presented above	$4,083,995	$4,155,894

Reconciling items:

Unallocated assets:

Cash	6,700	48,972

Receivables from brokers, dealers and clearing organizations	37,576	47,496

Receivable from clients, net of allowances	17,219	23,484

Other assets	17,594	30,883

Unallocated eliminations	(3,083)	(16,872)

Total assets	$4,160,001	$4,289,857

(#)

SWS reorganized certain operations in its Pacific Coast division which resulted in the transfer of the Pacific Coast trading operation to the institutional segment from the retail segment. As a result, the financial information for the Company’s three and six-months ended December 31, 2008 has been reclassified to reflect the transfer of the trading operations to the institutional segment from the retail segment.

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

Venture Capital Funds. SWS has committed to invest $5,000,000 in a limited partnership venture capital fund. As of December 31, 2009, SWS had contributed $4,400,000 of its commitment. SWS has been notified that it must pay the remaining $600,000 of its commitment in the 12 months ending September 2010. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of December 31, 2009, the Bank had invested $3,000,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total potential liabilities on open underwritings at December 31, 2009 were $339,000.

Guarantees. The Bank has issued stand-by letters of credit primarily for real estate development purposes. As of December 31, 2009, the maximum potential amount of future payments the Bank could be required to make under the letters of credit is $2,524,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become part of the fully collateralized loans with total repayment. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

In the normal course of business, the mortgage origination division of the Bank sells in the secondary market the majority of mortgage loans it originates. As a part of these sales, the Bank makes certain representations and warranties to the investor. If these representations and warranties are breached, the Bank may be required to repurchase these loans, at which time the Bank would be responsible for any subsequent credit losses. In addition, there are occasions when the warehouse lending division of the Bank may have customers that cease to do business. When this occurs and loans are still outstanding and not sold related to that particular customer, the Bank will engage in a thorough review of the file documentation. If this documentation proves to be adequate, the Bank will market the loans directly to permanent investors using agreements and relationships already established. Any subsequent credit losses related to loans repurchased as a result of a breach in representations and warranties to the investor would be recorded through the allowance for loan losses.

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

Accounting Standards Codification (“ASC”) 860-65-3, “Transfer and Servicing—Transition Related to FASB Statement No. 166, Accounting for Transfers of Financial Assets.” In June 2009, the FASB issued new guidance regarding the accounting for transfers of financial assets, as an amendment of previously issued guidance. This new guidance eliminates the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. It also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with transfers of financial assets accounted for as sales. ASC 860-65-3 is effective for interim and annual reporting periods ending after November 15, 2009, SWS’ fiscal 2011. SWS is assessing the impact of this new guidance on its financial statements and processes.

ASC 810-10-65, “Transition Related to FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).” In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether a company is the primary beneficiary of any variable interest entities which it is a party to. ASC 810-10-65 is effective for interim and annual reporting periods ending after November 15, 2009, SWS’ fiscal 2011. SWS is assessing the impact of this new guidance on its financial statements and processes.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2009 and 2008—(Continued)

(Unaudited)

AFFILIATE TRANSACTIONS

Two directors own approximately 64% of the ownership interests of a local bank and one of SWS’ executive officers owns less than 1% of the ownership interests in this bank. The Bank has sold loan participations with outstanding balances of $2,034,000 and $3,450,000 at December 31, 2009 and June 30, 2009, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $44,000 and $77,000 for the three and six-months ended December 31, 2009, respectively, and $86,000 and $175,000 for the three and six-months ended December 31, 2008, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

SUBSEQUENT EVENT

Management has reviewed events occurring through February 9, 2010, the date the financial statements were issued. On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50,000,000 committed revolving credit facility. The facility includes up to $15,000,000 in unsecured credit. The commitment fee is 37.5 basis points and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain tangible net worth of $150,000,000.

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

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements” and “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 9, 2009 and in our Form S-3 filed with the SEC on October 16, 2009.

We operate through four segments grouped primarily by products, services and customer base: clearing, retail, institutional and banking.

Clearing. We provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis). Our clientele includes general securities broker/dealers and firms specializing in high volume trading. We currently support a wide range of clearing clients, including discount and full-service brokerage firms, direct access firms, registered investment advisors and institutional firms. In addition to clearing trades, we tailor our services to meet the specific business needs of our clearing clients (“correspondents”) and offer such products and services as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

Revenues in this segment are generated primarily through transaction charges to our correspondent firms for clearing their trades. Revenue is also earned from various fees and other processing charges as well as through net interest earnings on correspondent customer balances.

Retail. We offer retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employee registered representatives and our independent contractors. As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer balances.

Institutional. We serve institutional customers in the areas of securities borrowing and lending, public finance, municipal sales and underwriting, investment banking, fixed income sales and trading and equity trading. Our securities lending business includes borrowing and lending securities for other broker/dealers, lending institutions, and our own clearing and retail operations. Generally, we earn net interest income based on the spread between the interest rate on cash or similar collateral we deposit and the interest rate paid on cash or similar collateral we receive. Our investment banking and public finance business assists corporate and public entity clients in meeting their financial needs and finding the most advantageous means of raising capital. Our public finance and municipal sales and underwriting professionals assist public bodies in origination, syndication and distribution of securities of municipalities and political subdivisions. Our corporate finance professionals arrange and evaluate mergers and acquisitions, offer private placements and participate in public offerings of securities with institutional and individual investors, assist clients with raising capital, and provide other consulting and advisory services.

Our fixed income sales and trading group specializes in trading and underwriting U.S. government and agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products. The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions. Our equity trading department focuses on providing best execution for equity and option orders for clients. We also execute institutional portfolio trades and are a market maker in a limited number of listed securities.

Revenues are derived from the net interest spread on stock loan transactions, commission and trading income from fixed income and equity products and investment banking fees from corporate and municipal securities transactions.

Banking. We offer traditional banking products and services. We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes commercial lending, commercial real estate lending, small business lending and residential construction lending. We originate the majority of our loans internally and we believe this business model helps us better assess and control the credit risk associated with our lending activities. Our mortgage purchase division purchases participations in newly originated residential loans from various mortgage bankers nationwide. Southwest Securities, FSB (the “Bank”) earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors.

The “other” category includes SWS Group, Inc. (“SWS Group”) corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”). At December 31, 2008, SWS Group also owned NYSE Euronext, Inc. (“NYX”) common stock, which was sold in the first quarter of fiscal 2010.

Growth Strategy

Regional Focus

Our retail brokerage and banking businesses focus primarily on the Southwestern United States and we seek to grow these businesses primarily in the Southwestern United States. We believe our current focus on the Dallas, Houston, Los Angeles and San Francisco markets will provide a good base to expand across the Southwest. We enjoy a competitive advantage in these target markets as our tailored customer service and regional expertise allow us to more effectively capitalize on the high growth potential in these regions.

•

As a full-service brokerage firm headquartered in the Southwestern United States, we are well positioned to take advantage of the recent outflow of financial advisors from branches in the region. We believe our historical ability to recruit and integrate highly productive brokers provides us with a unique opportunity to increase our scale across the region in the current economic climate.

•

We believe our banking customers value the high level of personalized customer service that we offer. Our bankers are well known in their local business communities and have large networks of contacts, business relationships and local community ties that help them understand the needs of our banking customers. We believe the customer relationships in our lending business are strengthened because we have the same geographic footprint as many of our customers.

Capitalize on Recent Dislocation in Financial Industry

The recent economic turmoil and upheaval in the credit markets resulted in significant dislocation in our industry. We believe this presents a time of opportunity for us. The considerable changes and challenges that many larger national firms are experiencing give us an advantage in hiring highly qualified and experienced bankers and financial advisors who have either become dislocated by or disheartened with their current employer. Bankers and financial advisors at these firms are faced with the challenge of convincing customers that their parent firm is strong and financially stable despite negative media coverage. These financial professionals now consider regional firms like ours as serious alternatives for their business. Our pipeline of new recruits and the quality of new recruits has increased significantly. We may also seek growth through acquisitions to the extent attractive opportunities exist.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past 24 months. As of December 31, 2009, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average (the “DJIA”) up 19%, the Standard & Poor’s 500 Index (“S&P 500”) up 23% and the NASDAQ Composite Index (“NASDAQ”) up 44%. These three indices have shown a steady increase from the beginning of our fiscal 2010 with increases of 24% in the DJIA, 21% for the S&P 500 and 23% of the NASDAQ Composite Index. In the second quarter of fiscal 2010, the DJIA closed above 10,000 for the first time since October 3, 2008. The average daily volume on the New York Stock Exchange declined during our second fiscal quarter, decreasing 39% over the same period last fiscal year and 34% for the first six-months of fiscal 2010 compared to fiscal 2009. Still, even with the current rally in the equity markets, the economic environment is challenging, with the national unemployment rate at approximately 10% at the end of 2009.

The disruptions and developments in the general economy and the credit markets over the past 24 months have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. The U.S. government has taken several actions to intervene in support of the credit markets, including the Troubled Asset Relief Program, through which the U.S. government is authorized to purchase up to $700 billion in whole loans and mortgage-related securities as well as to invest directly in financial institutions and commercial paper. Additional actions include the guarantee of certain money market mutual fund and bank borrowings and increased Federal Deposit Insurance Corporation (“FDIC”) insurance for certain customer bank deposit accounts. Additionally, the government provided capital to rescue the operations of Fannie Mae, Freddie Mac and American International Group, Inc. (“AIG”) while allowing Lehman Brothers (“Lehman”) to fail.

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

The Federal Reserve Board (“FRB”) reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and has not yet begun increasing rates. The FRB initially began lowering the rate and lowering collateral requirements in the hopes of increasing liquidity in the financial markets. It is not expected that the federal funds rate will increase significantly, if at all, over the next quarter.

Investors initially responded to the volatile markets with a flight to quality which, in turn, reduced yields on short-term U.S. treasury securities and produced a dramatic reduction in commercial paper issuance. Investors are slowly moving back to high yield investments, but this has been a slow progression.

While many economists believe the recession ended some time during the first quarter of fiscal 2010, unemployment and tight credit markets continue to create an unstable economic environment, and there is no guarantee that conditions will not worsen again. All of these factors have had an impact on our banking and brokerage operations.

Impact of Credit Markets

Brokerage. On the brokerage side of the business, volatility in the credit and mortgage markets, reduced interest rates and slow improvement in the stock markets continued to have an impact on several aspects of our business primarily related to valuation of securities, liquidity, counterparty risk, depressed net interest margins and reduced investor interest in maintaining or originating margin loans.

Valuation of Securities

In order to take advantage of attractive tax-free yields for the company, we began investing in certain auction rate municipal bonds in the spring of 2008. At the end of the second quarter of fiscal 2010, we held $23.9 million of auction rate municipal bonds, which represented one security and 29.0% of our municipal obligations portfolio at December 31, 2009. This security was an investment grade credit, was valued at par and as of December 31, 2009 was yielding less than 1% per year. While management does not expect any reduction in the cash flow from this bond, the historically low interest rate environment has led to auction failures. Prolonged failure of this auction could indicate an impairment in the value due to lack of liquidity. The company currently has the ability to hold this investment. While we expect the issuer of this bond to refinance its debt within the next three to six- months, there can be no certainty that this refinancing will occur. Should the refinancing not occur in the near future, we may determine that the fair value of this bond could be lower due to a lack of liquidity.

Our customers also own $2.8 million in auction rate bonds as well as approximately $24.2 million in auction rate preferred securities, which were generally purchased at other brokerage firms and transferred to Southwest Securities, Inc. (“Southwest Securities”). We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

We also trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. Inventories of these securities are priced using a third-party pricing service and are reviewed monthly to ensure reasonable valuation. At December 31, 2009, we held mortgage and asset-backed securities of approximately $14.7 million included in “securities owned, at market value” on the consolidated statements of financial condition.

We have one investment in a venture capital investment partnership which we account for on the equity method of accounting, which approximates fair value. This venture capital fund invests in small businesses in various stages of development and operating in a variety of industries. During the three and six-months ended December 31, 2009, we recorded gains of $412,000 and $378,000 on this investment. At December 31, 2009, this investment was recorded at $1.4 million.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. Substantially all of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced reductions in our borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. All of these actions have had a negative impact on our liquidity. Should our lenders continue to take additional similar actions, the cost of conducting our business will increase and our volume of business could be limited. To address this liquidity risk, on January 29, 2010, we entered into a committed credit facility with a national bank that will provide us secured and unsecured borrowing capability. See “Subsequent Events” in the Notes to the Consolidated Financial Statements contained in this report.

The volatility in the U.S. stock markets is also impacting our liquidity through increased margin requirements at our clearing houses. These margin requirements are determined through a combination of risk factors including volume of business and volatility in the U.S. stock markets. To the extent we are required to post cash or other collateral to meet these requirements, we will have less borrowing capacity to finance our other businesses. In the third quarter of fiscal 2009, one of our securities lending clearing houses changed the computation of its margin requirement by implementing new margin requirements for the stock loan business. In response to this change, we implemented new risk management reports for this business unit which effectively limited any negative impact from this change. This increase in our margin requirement could impact the volume of stock loan business we conduct.

Bank. Total non-performing assets increased $3.3 million from the end of the first quarter of fiscal 2010 and $8.4 million from the end of fiscal 2009. Provision for loan losses for the second quarter of fiscal 2010 totaled $4.7 million compared to $4.8 million in the first quarter and $1.8 million in the second quarter of fiscal 2009. Net charge-offs were $3.9 million for the second quarter of fiscal 2010 compared to $2.6 million in the first quarter and $410,000 in the second quarter of fiscal 2009. Total losses from inception of the charged-off loan to final disposition on real estate owned (“REO”) or other loan assets as a percentage of the outstanding loan balance was 18.1% in fiscal 2009 and 24.3% for the first two quarters of fiscal 2010. We anticipate losses and provision expense to remain at elevated levels for the foreseeable future. The allowance for loan losses increased to $17.6 million at December 31, 2009 from $16.9 million at September 30, 2009 and $14.7 million at June 30, 2009. The allowance represents 1.50% of loans held for investment at December 31, 2009, up from 1.44% at September 30, 2009 and 0.84% at December 31, 2008.

Although non-performing assets related to residential construction increased for the quarter, new home inventory levels stabilized. Residential Strategies, Inc. (“RSI”), a Dallas – Ft. Worth based market research and consulting firm specializing in new home activity reports, reported that as of December 31, 2009, total new home inventory was a 6.5 month supply. A 6.0 to 6.5 month supply is considered equilibrium.

We continue to see deterioration in commercial real estate and lot and land development loans. Of our $455.5 million in commercial real estate loans as of December 31, 2009, 94% were collateralized by properties in the State of Texas. We anticipate overall non-performing assets to remain at historically high levels and at a range of 4—5% of net assets. As commercial real estate transactions are typically larger than residential transactions, increases and decreases may be more significant from quarter to quarter. Stabilization of non-performing assets and loss levels are largely dependent on the North Texas economy. According to data released by the Texas Workforce Commission, the Texas unemployment rate remains well below the national rate. The Texas seasonally adjusted unemployment rate for December was 8.3% compared to the U.S. seasonally adjusted unemployment rate of 10.0%. Until employment rates improve in North Texas, we do not expect meaningful improvement in the quality of our loan portfolio.

Regulatory Matters

We operate in the financial services industry as, among other things, a securities broker/dealer, a registered investment advisor and a bank. As a result, our businesses are highly regulated by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges and, to a lesser extent, by foreign governmental agencies and other financial regulatory authorities.

Due to the current economic crisis, many new regulations and statutes have been proposed or passed into law that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States.

In 2009, President Barack Obama laid out a comprehensive regulatory reform plan aiming to modernize and protect the integrity of the U.S. financial system. Among other things, the plan contemplates increased supervision, consumer protection and higher capital requirements for financial institutions. Various bills have been introduced in both the U.S. House of Representatives and the U.S. Senate to implement portions of the Obama plan as well as offer alternative approaches to financial reform. On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009 (H.R. 4173) (the “House Bill”), which includes portions of the Obama plan. The U.S. Senate is considering various bills which differ from the House Bill. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Securities Regulation. The securities industry in the United States is subject to extensive regulation under federal and state laws and regulations. Our U.S. broker/dealer subsidiaries are registered as such with the SEC and with the Financial Industry Regulatory Authority, Inc. (“FINRA”). Self-regulatory organizations such as FINRA have also enacted rules (which are subject to approval by the SEC) for governing the industry. Securities firms are subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities, Inc. and SWS Financial Services, Inc. are registered in all 50 states and the District of Columbia. Southwest Securities is also registered in Puerto Rico. Federal and state authorities, as well as state regulatory authorities, have the power to undertake periodic examinations of our securities broker/dealer operations for the purpose of assuring our compliance with the various applicable rules and regulations.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, sales methods and conduct, experience and training requirements for certain employees, the conduct of investment banking and research activities, and the manner in which we prevent and detect money-laundering activities. As a policy matter, the regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or shareholders. Legislation and changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer firm, its officers or employees.

Our broker/dealer subsidiaries are subject to the SEC’s net capital rule (Exchange Act Rule 15c3-1), Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other operational charges. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation.

Compliance with the net capital requirements may limit our operations requiring the intensive use of capital. Such requirements require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker/dealer subsidiaries, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require us to make substantial capital contributions into one or more of our broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule. As of December 31, 2009, Southwest Securities had regulatory net capital, as defined by Exchange Act Rule 15c3-1, of $132.5 million, which exceeded the amounts required by $126.6 million. However, the amount of such net excess capital may change dramatically within short periods of time.

Our broker/dealer subsidiaries are required by federal law to belong to the Securities Investor Protection Corporation (“SIPC”), whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for clients up to $500,000, of which a maximum of $100,000 may be in cash.

Our broker/dealer subsidiaries must also comply with the USA PATRIOT Act and other rules and regulations designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations.

Certain activities of some our subsidiaries are regulated by the Commodity Futures Trading Commission (“CFTC”) and various commodity exchanges. The CFTC also has net capital regulations (CFTC Rule 1.17) which must be satisfied. Our futures business is also regulated by the National Futures Association (“NFA”), a registered futures association. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

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

As a savings and loan holding company, we are subject to regulation by the Office Thrift Supervision (the “OTS.”) The Bank is subject to regulation and examination by the OTS (its primary federal regulator). The OTS has broad authority to prohibit activities of holding companies, federal savings banks, their non-banking subsidiaries, directors, officers and other institution affiliated parties (such as attorneys and accountants) that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. The OTS can assess civil money penalties for violations of law, OTS orders, written conditions or written agreements with the OTS, as well as certain activities conducted on a “knowing and reckless” basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.375 million for each day the activities continue.

Included in the House Bill are provisions that transfer the functions of the OTS (other than consumer protection) as they relate to the Bank to the Office of the Comptroller of the Currency. Under the House Bill, supervision of the Company would be transferred to the Board of Governors of the Federal Reserve System. Bank management is actively analyzing the potential impact of the proposed legislation.

With very limited exceptions, we may not be acquired by any company or by any individual without the approval of a governing bank regulatory agency. That agency must complete an application review, and generally the public must have an opportunity to comment on any proposed acquisition. Without prior approval from the OTS, we may not acquire more than five percent of the voting stock of any savings institution. If we engage in activities that go beyond the permissible activities of a financial holding company, we will not be permitted to participate in the FDIC’s Debt Guarantee Program (“DGP”), which is described in more detail below.

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

Federal statutes and OTS regulations have also established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is treated as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier 1 risk-based capital ratio is at least 6.00%, its leverage ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. As of December 31, 2009, the Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as a well-capitalized institution – the Bank’s risk-based capital ratio was 13.5%, its Tier 1 risk-based capital ratio was 12.2% and its leverage ratio was 10.0%. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Management and the OTS agree that it is prudent to maintain additional capital during the current economic downturn to provide additional support for loan concentrations and potential asset deterioration. To accomplish this, management is targeting a total capital to risk weighted assets ratio of 12%.

Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. Federal banking agencies are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions that are “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

In the event an institution becomes “undercapitalized,” it must submit an acceptable capital restoration plan. The capital restoration plan will not be accepted by the regulators unless, among other requirements, each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized depository institution is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. However, the guarantee can be limited for a holding company that is a “functionally regulated affiliate” of the depository institution, such as a holding company that is a broker-dealer registered with the SEC, if the functional regulator of the affiliate objects. For example, the OTS could require an SEC registered broker/dealer holding company for an undercapitalized federal savings bank to guarantee the bank’s capital restoration plan, subject to the limitations summarized above and subject to an objection from the holding companies functional regulator, the SEC.

An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The prompt corrective action regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

The FDIC insures the deposits of the Bank to the applicable maximum in each account, and such insurance is backed by the full faith and credit of the United States government. On October 3, 2008, the EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the temporary increase in the standard maximum insurance amount to $250,000 per depositor was extended through December 31, 2013. The coverage amount will return to $100,000 per depositor on January 1, 2014.

Separate from the EESA and following a systemic risk determination, the FDIC instituted the FDIC Liquidity Guarantee Program on October 14, 2008 to strengthen confidence and encourage liquidity in the banking system. The FDIC Liquidity Guarantee Program has two parts, the Transaction Account Guarantee Program (“TAGP”) and the DGP. Eligible entities continue to participate unless they opted out on or before December 5, 2008. For the DGP, eligible entities are generally U.S. bank holding companies, savings and loan holding companies, and FDIC-insured institutions. Under the DGP, the FDIC guarantees senior unsecured debt, including mandatory convertible debt, of an eligible entity issued on or after October 14, 2008 and not later than October 31, 2009. The guarantee is effective through the earlier of the maturity date or June 30, 2012 for debt issued before April 1, 2009. The guarantee on debt issued on or after April 1, 2009, will expire on the earlier of the maturity date, the mandatory conversion date for mandatory convertible debt or December 31, 2012. The Bank and SWS Group elected to participate in the DGP; however, neither the Bank nor SWS Group has issued any debt covered by the DGP. Accordingly, there is currently no cost to the Bank or SWS Group for electing to participate in the DGP.

Under the TAGP, the FDIC will provide full FDIC deposit insurance coverage for non-interest-bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than one half of one percent (0.5%) interest per annum, and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions. Participating institutions pay an assessment on the balance of each covered account in excess of $250,000. The assessment rate is 10 basis points (annualized) through December 31, 2009 (the original TAGP expiration date) and for the period from January 1, 2010 through June 30, 2010 it will be either 15 basis points, 20 basis points or 25 basis points, depending upon the Risk Category assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the original TAGP that wished to opt-out of the TAGP extension from January 1, 2010 through June 30, 2010 was required to submit its opt-out election to the FDIC on or before November 2, 2009. The Bank participated in the original TAGP and opted-out of the extension; therefore its participation ended on December 31, 2009.

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

On February 27, 2009, the FDIC Board of Directors (i) approved an amended restoration plan for the DIF that extends from five years to seven years the time horizon for raising the reserve ratio for the DIF up to 1.15 percent, (ii) adopted an interim rule imposing an emergency special assessment on all insured depository institutions on June 30, 2009 to be collected on September 30, 2009 (with the possibility of additional special assessments thereafter), and (iii) adopted a final rule implementing changes to the risk-based assessment system and setting new assessment rates beginning in the second quarter of 2009.

Pursuant to this final rule, base assessment rates will range from 12 to 45 basis points, but giving effect to certain risk adjustments in the FDIC’s rule issued on February 27, 2009, assessments may range from 7 to 77.5 basis points. Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits to fund asset growth, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank borrowings, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The Bank’s special assessment amount was $708,808.50 and it was collected on September 30, 2009.

On November 12, 2009, the FDIC Board of Directors voted to require insured depository institutions to prepay their estimated quarterly risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Payment of the prepaid assessment, along with the payment of the Bank’s regular third quarter assessment, was paid on December 30, 2009. For the purposes of estimating the Bank’s assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, and calculating the amount that the Bank prepaid on December 30, 2009, the Bank’s assessment rate was its total base assessment rate in effect on September 30, 2009. The FDIC Board of Directors also increased the annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, the Bank’s total assessment rate for purposes of estimating its assessments for 2011 and 2012 will be increased by an annualized 3 basis points beginning in 2011. The Bank’s total base assessment rate in effect on September 30, 2009 was 15.54 basis points and its prepayment amount was $8.2 million. Unlike the special assessment, which the FDIC collected on September 30, 2009, the prepayment was recorded as a prepaid expense and will not immediately affect the Bank’s earnings. Finally, the FDIC Board of Directors also voted to extend the DIF restoration period from seven to eight years.

Due to the overall increase in assessments, the emergency special assessment, the TAGP surcharge, the prepaid assessments and future market developments, the Bank expects to pay higher deposit insurance premiums in fiscal 2010.

On October 14, 2008, the U.S. Treasury announced a capital purchase program which would inject $250 billion of capital into the banking system through the Troubled Asset Relief Program (“TARP”). Management determined it was not in the best interest of the company to participate in the TARP.

On March 23, 2009, the Treasury Department announced the details related to its Public Private Investment Program (“PPIP”) to address the problem of legacy assets – both real estate loans held directly on the books of banks and securities backed by loan portfolios. To address the challenge of legacy assets, the Treasury Department – in conjunction with the FDIC and the FRB – will use $75 to $100 billion in TARP capital and capital raised from private investors on a dollar-for-dollar basis to generate $500 billion in purchasing power in the PPIP to buy legacy assets. The Treasury Department also announced that the PPIP has the potential to expand to $1 trillion over time. The Bank does not anticipate participation in the PPIP.

Numerous regulations promulgated by the FRB and other federal agencies as amended from time to time, affect the business operations of the Bank. These include regulations relating to equal credit opportunity, home mortgage disclosure, electronic fund transfers, fair credit reporting, fair debt collection, service members civil relief, collection of checks, insider lending, truth in lending, truth in savings, home ownership and equity protection, transactions with affiliates, and availability of funds. Under FRB regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non-interest-bearing accounts, the historical effect of the reserve requirements is to increase the Bank’s cost of funds. The Financial Services Regulatory Relief Act of 2006 authorized the Federal Reserve banks to pay interest on reserves, subject to regulations of the FRB, effective October 1, 2011. However, the EESA changed the effective date for this authority to October 1, 2008.

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

The Fair and Accurate Credit Transaction Act of 2003 directed the federal banking agencies and the Federal Trade Commission, among other requirements, to issue joint regulations and guidelines regarding the detection, prevention and mitigation of identity theft, including special regulations requiring debit and credit card issuers to validate notifications of changes of address under certain circumstances. The final rules require each financial institution that holds any consumer account, or other account where there is a reasonably foreseeable risk of identity theft, to develop and implement an Identity Theft Prevention Program for combating identity theft in connection with new and existing accounts prior to November 1, 2008. The Bank implemented an identity theft policy and program, an information security and privacy policy, as well as interagency guidelines on identity theft detection, prevention, and mitigation.

The Bank Secrecy Act, the USA PATRIOT Act and rules and regulations of the Office of Foreign Assets Control (“OFAC Rules”) include numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures to ensure compliance with the provisions of the Bank Secrecy Act, the USA PATRIOT Act and the OFAC Rules.

The Community Reinvestment Act (“CRA”) requires that the Bank help meet the credit needs of the communities it serves, including low-to-moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial non-compliance. In the most recent examination, the Bank received a “Satisfactory” CRA rating from the OTS. The Bank has committed $5,000,000 to two investments in limited partnership equity funds as a cost effective way of meeting its obligations under the CRA. As of December 31, 2009, the Bank has invested $3,000,000 of its aggregate commitment to the two funds.

Transactions between the Bank and its nonbanking affiliates, including us, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The FRB’s Regulation W codifies prior regulations under Section 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions, their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OTS may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Subject to various exceptions, savings and loan holding companies and their affiliates are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a holding company or its affiliates.

The federal financial regulators, including the OTS, recently issued for public comment proposed rules to implement the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or SAFE Act. The SAFE Act requires mortgage loan originators who are employees of regulated institutions (including banks and certain of their subsidiaries) to be registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”), a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state. As part of this registration process, mortgage loan originators must furnish the Registry with background information and fingerprints for a background check. The SAFE Act generally prohibits employees of a regulated financial institution from originating residential mortgage loans without first registering with the Registry and maintaining that registration. Financial institutions must also adopt policies and procedures to ensure compliance with the SAFE Act.

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

Sale of 5,000,001 shares of our common stock. On October 16, 2009, we filed a shelf registration statement with the SEC providing for the sale of $150.0 million of securities. On December 9, 2009, the company closed a public offering of 4,347,827 shares of its common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase 652,174 additional shares of our common stock to cover over-allotments. We generated net proceeds, after deducting underwriting discounts and commissions, from the offerings of approximately $54.3 million. To date, we have invested $40.0 million of the net proceeds as a $20.0 million capital contribution to the Bank and a $20.0 million capital contribution to Southwest Securities. The remaining funds will be used by us for general corporate purposes.

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

RESULTS OF OPERATIONS

Consolidated

Net income for the three and six-month periods ended December 31, 2009 was $5.9 million and $9.0 million, respectively, a decrease of $3.2 million and $7.1 million, respectively, from net income for the comparable three and six-month periods ended December 31, 2008. The three and six-month periods ended December 31, 2009 and December 31, 2008 contained 67 and 130 and 66 and 129 trading days, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-month periods ended December 31, 2009 compared to the three and six-month periods ended December 31, 2008 (dollars in thousands):

	Three-Months Ended		Six-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(347)	(11)%	$(1,017)	(16)%
Commissions	(11,157)	(21)	(4,290)	(5)
Net interest	5	—	(8,190)	(14)
Investment banking, advisory and administrative fees	(412)	(4)	(2,066)	(10)
Net gains on principal transactions	1,698	21	13,813	130
Other	5,214	>100	8,436	289

	(4,999)	(5)	6,686	4

Operating expenses:
Commissions and other employee compensation	$(3,639)	(6)%	$5,976	5%
Occupancy, equipment and computer service costs	667	8	1,317	8
Communications	(1)	—	86	1
Floor brokerage and clearing organization charges	(25)	(3)	17	1
Advertising and promotional	29	3	235	12
Other	4,547	59	11,448	58

	1,578	2	19,079	12

Pre-tax income	$(6,577)	(42)%	$(12,393)	(47)%

Net revenues decreased for the second quarter of fiscal 2010 by $5.0 million as compared to the same period of fiscal 2009. The largest component of the decrease was in commissions, $11.2 million. The decrease in commissions was due primarily to a $13.1 million decrease in the institutional segment primarily in the taxable fixed income business as a result of tighter spreads and reduced market volatility. This decrease was offset by an increase in net gains on principal transactions of $1.7 million and other revenues of $5.2 million. The increase in net gains on principal transactions was driven by activity in the fixed income business primarily from an increase in taxable fixed income due to trading a broader product offering and an increase in customer activity for the municipal fixed income business. The increase in other revenue was due primarily to an increase in the value of investments in our deferred compensation plan of $1.9 million, a decrease in our losses related to a limited partnership venture capital fund of $1.8 million and an increase in the sale of insurance products in our retail business of $900,000.

Net revenues increased for the first half of fiscal 2010 by $6.7 million as compared to the same period of fiscal 2009. The largest components of the increase were in net gains on principal transactions, $13.8 million and other revenues, $8.4 million. The increase in net gains on principal transactions was driven by activity in the fixed income business primarily due to wider spreads in the first quarter of fiscal 2010 and broader product offerings in the second quarter of fiscal 2010. The increase in other revenue was due primarily to an increase in the value of investments in our deferred compensation plan of $3.4 million and a decrease in our losses related to a limited partnership venture capital fund of $2.8 million. These increases were offset by decreases in net revenues from clearing operations, $1.0 million, commissions, $4.3 million, net interest, $8.2 million and investment banking, advisory and administrative fees, $2.1 million. The decrease in net revenues from clearing operations was due to reduced daytrader volume resulting in a decrease in the number of tickets processed. The decrease in commissions was due to the institutional segment primarily in the taxable fixed income business as a result of tighter spreads and reduced volatility. The decrease in net interest was due to a 95 basis point decrease in the spread in the institutional segment’s securities lending business. This decrease was offset by an increase in net interest at the Bank due to an increase in the Bank’s loan portfolio as well as a decrease in the cost of funds. The decrease in investment banking, advisory and administrative fees was due to closing Tower Asset Management, LLC in the prior year which reduced fees in our retail segment by $2.1 million.

Operating expenses increased $1.6 million for the three-months ended December 31, 2009 as compared to the same period of fiscal 2009. The largest increase was in other expenses, $4.5 million. The increase in other expenses was due to an increase in the Bank’s loan loss provision of $2.9 million and its REO provision of $270,000; a $964,000 increase in loan collections and other real estate expense; and an increase in the DIF assessment of $335,000. This increase was offset by a decrease in commissions of $3.6 million primarily in the institutional segment due to the corresponding decrease in commission revenue.

Operating expenses increased $19.1 million for the six-months ended December 31, 2009 as compared to the same period of fiscal 2009. The largest increases were in commissions and other employee compensation, $6.0 million, and other expenses, $11.4 million. The increase in commissions and other employee compensation related primarily to a $4.0 million increase in the other segment year-over-year due to changes in the fair value of our investments in the deferred compensation plan. The increase in other expenses was due to a $6.3 million loss incurred in the clearing segment in the first quarter of fiscal 2010 from a correspondent’s short sale of securities. Other expense also increased as a result of an increase in the Bank’s loan loss provision of $6.7 million and its REO provision of $1.7 million. Additionally, in last fiscal year’s comparable period, other expenses included a $5.4 million write-off related to the securities lending area.

Net Interest Income

Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds, primarily interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three and six-month periods ended December 31, 2009 and 2008 (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Brokerage	$7,256	$11,701	$13,243	$29,237
Bank	19,130	14,680	37,148	29,344

Net interest	$26,386	$26,381	$50,391	$58,581

For the three and six-months ended December 31, 2009 and 2008, net interest income from our brokerage entities accounted for approximately 8%, 7%, 12% and 16% of our net revenues, respectively. Net interest for the Bank is discussed in the Banking segment discussion below.

Average balances of interest-earning assets and interest-bearing liabilities in the broker/dealer operations are as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Average interest-earning assets:
Customer margin balances	$169,000	$181,000	$161,000	$206,000
Assets segregated for regulatory purposes	312,000	304,000	312,000	319,000
Stock borrowed	1,960,000	1,766,000	1,926,000	2,296,000

Average interest-bearing liabilities:
Customer funds on deposit	385,000	421,000	382,000	453,000
Stock loaned	1,893,000	1,735,000	1,870,000	2,260,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the six-months ended December 31, 2009, income tax expense (effective rate of 35.7%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to income before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment and increases in the value of company-owned life insurance.

Segment Information

The following is a summary of the increases (decreases) in categories of net revenues and pre-tax income by segment for the three and six-month periods ended December 31, 2009 compared to the three and six-month periods ended December 31, 2008 (dollars in thousands):

	Three-Months Ended
	December 31, 2009	December 31, 2008	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$5,266	$7,173	$(1,907)	(27)%
Retail	30,274	28,215	2,059	7
Institutional	40,386	54,904	(14,518)	(26)
Banking	18,756	14,587	4,169	29
Other	495	(4,703)	5,198	111

Total	$95,177	$100,176	$(4,999)	(5)%

	Three-Months Ended
	December 31, 2009	December 31, 2008	Increase/ (Decrease)	% Change
Pre-tax income (loss):
Clearing	$(305)	$1,884	$(2,189)	(116)%
Retail	1,291	1,526	(235)	(15)
Institutional	14,424	22,727	(8,303)	(37)
Banking	2,972	2,359	613	26
Other	(9,427)	(12,964)	3,537	27

Total	$8,955	$15,532	$(6,577)	(42)%

	Six-Months Ended
	December 31, 2009	December 31, 2008	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$10,422	$15,349	$(4,927)	(32)%
Retail	55,349	56,929	(1,580)	(3)
Institutional	89,534	92,999	(3,465)	(4)
Banking	38,058	29,914	8,144	27
Other	1,267	(7,247)	8,514	117

Total	$194,630	$187,944	$6,686	4%

Pre-tax income (loss):
Clearing	$(5,993)	$4,156	$(10,149)	(244)%
Retail	294	3,017	(2,723)	(90)
Institutional	32,250	35,037	(2,787)	(8)
Banking	5,940	6,907	(967)	(14)
Other	(18,559)	(22,792)	4,233	19

Total	$13,932	$26,325	$(12,393)	(47)%

Clearing:

Three-months Ended:

The following is a summary of the results for the clearing segment for the three-months ended December 31, 2009 compared to the three-months ended December 31, 2008 (dollars in thousands):

	Three-Months Ended
	December 31, 2009	December 31, 2008	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,730	$3,074	$(344)	(11)%
Net interest	1,467	1,162	305	26
Other	1,069	2,937	(1,868)	(64)

Net revenues	5,266	7,173	(1,907)	(27)

Operating expenses	5,571	5,289	282	5

Pre-tax income (loss)	$(305)	$1,884	$(2,189)	(116)%

Average customer margin balance	$98,000	$102,000	$(4,000)	(4)%

Average customer funds on deposit	$200,000	$266,000	$(66,000)	(25)%

The following table reflects the number of client transactions processed for the three-months ended December 31, 2009 and 2008 and number of correspondents at the end of each three-month period.

	Three-Months Ended
	December 31, 2009	December 31, 2008
Tickets for high-volume trading firms	405,652	2,014,191
Tickets for general securities broker/dealers	249,856	250,934

Total tickets	655,508	2,265,125

Correspondents(*)	187	184

(*)	In evaluating correspondent relationships, we determined that certain clearing accounts, while not officially terminated, have become inactive. Consequently, we have revised our definition of correspondent and have excluded these dormant relationships in our correspondent count for both periods presented.

In the three-months ended December 31, 2009 as compared to the three-months ended December 31, 2008, the clearing segment posted a decrease in net revenue of 27% and a decrease in pre-tax income of 116%.

In the three-months ended December 31, 2009 as compared to the three-months ended December 31, 2008, the tickets processed decreased substantially while clearing fee revenue decreased only 11%. Reduced daytrader volume in the second quarter of fiscal 2010 was the primary driver of the decrease in tickets processed. The reduction in tickets from daytrading firms caused an increase in revenue per ticket from $1.36 for the second quarter of fiscal 2009 to $4.16 for the second quarter of fiscal 2010.

Net interest revenue in the clearing segment increased 26% for the three-months ended December 31, 2009 over the same period last fiscal year. Net interest increased due to an increase in the spread we earn on customer deposits.

Other revenue, primarily made up of fees from money market funds, decreased $1.9 million for the three-months ended December 31, 2009 compared to the same period last fiscal year. This decrease was due to a 72% decrease in the administrative fees income, earned by the clearing segment from the money market providers. This fee income decreased due to a reduction in short-term interest rates resulting in a reduction of our revenue sharing in various money market funds.

Operating expenses increased for the three-months ended December 31, 2009 compared to the same period last fiscal year primarily due to an increase in other expenses of $462,000. This increase was due to an increase in legal expenses of $869,000, primarily related to a correspondent’s short sale of securities. This increase was offset by a reduction of operation and information technology expenses used by the clearing segment of $376,000.

Six-months Ended:

The following is a summary of the results for the clearing segment for the six-months ended December 31, 2009 compared to the six-months ended December 31, 2008 (dollars in thousands):

	Six-Months Ended
	December 31, 2009	December 31, 2008	Increase/ (Decrease)	% Change
Net revenue from clearing services	$5,355	$6,369	$(1,014)	(16)%
Net interest	2,941	3,422	(481)	(14)
Other	2,126	5,558	(3,432)	(62)

Net revenues	10,422	15,349	(4,927)	(32)

	Six-Months Ended
	December 31, 2009	December 31, 2008	Increase/ (Decrease)	% Change
Operating expenses	16,415	11,193	5,222	47

Pre-tax income	$(5,993)	$4,156	$(10,149)	(244)%

Average customer margin balance	$94,000	$117,000	$(23,000)	(20)%

Average customer funds on deposit	$204,000	$289,000	$(85,000)	(29)%

The following table reflects the number of client transactions processed for the six-months ended December 31, 2009 and 2008.

	Six-Months Ended
	December 31, 2009	December 31, 2008
Tickets for high-volume trading firms	784,489	7,398,217
Tickets for general securities broker/dealers	469,619	456,784

Total tickets	1,254,108	7,885,001

The clearing segment posted a decrease in net revenue of 32% and a decrease in pre-tax income of 244% for the six-months ended December 31, 2009 over the same period last fiscal year.

For the six-months ended December 31, 2009 over the same period last fiscal year, tickets processed decreased substantially while clearing fee revenue decreased only 16%. Decreased volume from daytrading customers was the primary driver of this change. Revenue per ticket was $0.81 for the first half of fiscal 2009 versus $4.27 for the first half of fiscal 2010.

Net interest revenue in the clearing segment decreased 14% for the six-months ended December 31, 2009 over the same period last fiscal year. Net interest decreased primarily due to the 20% decline in margin balances in the clearing segment.

Operating expenses were up for the six-months ended December 31, 2009 compared to the same period last fiscal year due primarily to an increase in other expenses of $5.6 million. This increase was due to a $6.3 million loss incurred on a correspondent’s short sale of securities in the first quarter of fiscal 2010 as well as increased legal expenses of $892,000 related thereto. This increase was partially offset by a decrease in information technology and operating expenses of $1.3 million.

Retail:

Three-months Ended:

The following is a summary of the results for the retail segment for the three-months ended December 31, 2009 and 2008 (dollars in thousands):

	Three-Months Ended
	December 31, 2009	December 31, 2008	% Change
Private Client Group (“PCG”)
Commissions	$16,305	$15,574	5%
Advisory fees	1,407	1,895	(26)
Insurance products	1,378	1,060	30
Other	43	(584)	107
Net interest revenue	539	342	58

	19,672	18,287	8

Independent registered representatives (“SWS Financial”)
Commissions	6,856	5,650	21
Advisory fees	611	961	(36)
Insurance products	1,666	1,177	42
Other	230	132	74
Net interest revenue	191	144	33

	9,554	8,064	18

Other
Commissions	58	54	7
Advisory fees	593	1,529	(61)
Insurance products	336	230	46
Other	61	53	15
Net interest revenue	—	(2)	100

	1,048	1,864	(44)

Total net revenues	30,274	28,215	7

Operating expenses	28,983	26,689	9

Pre-tax income	$1,291	$1,526	(15)%

Average customer margin balances	$60,000	$66,000	(9)%

Average customer funds on deposit	$116,000	$109,000	6%

PCG representatives	216	214	0.9%

SWS Financial representatives	311	306	2%

Net revenues in the retail segment increased 7% for the three-months ended December 31, 2009 over the same period last fiscal year due to an increase in commission revenue of $1.9 million, an increase in insurance product sales of $900,000 and an increase in the income from M.L. Stern, LLC’s deferred compensation plan investment of $700,000. M.L. Stern, LLC’s plan is no longer in existence. The insurance product sales increases were due to an increase in volume in both our PCG and SWS Financial businesses as well as the slight recovery of the market since December of last year. These increases were partially offset by a decrease in advisory fees of $1.8 million. The primary reason for the decrease in advisory fees was due to closing Tower Asset Management, LLC in the prior fiscal year, which reduced fees by $1.0 million, as well as a reduction in money market fee revenue of $1.1 million. Total customer assets were $12.9 billion at December 31, 2009 and $10.3 billon at December 31, 2008. Assets under management were $565 million at December 31, 2009 versus $722 million at December 31, 2008. The reduction in assets under management was primarily due to closing Tower Asset Management, LLC on June 30, 2009.

Operating expenses increased 9% for the three-months ended December 31, 2009 over the same period last fiscal year. This increase was primarily due to an 11% increase in commission expense, the primary component of operating expenses in the retail segment.

Six-months Ended:

The following is a summary of the results for the retail segment for the six-months ended December 31, 2009 and 2008 (dollars in thousands):

	Six-Months Ended
	December 31, 2009	December 31, 2008	% Change
Private Client Group
Commissions	$29,879	$30,871	(3)%
Advisory fees	2,709	3,614	(25)
Insurance products	2,301	2,087	10
Other	16	(703)	102
Net interest revenue	1,076	1,032	4

	35,981	36,901	(2)

Independent registered representatives
Commissions	12,639	11,044	14
Advisory fees	1,103	1,875	(41)
Insurance products	2,994	2,333	28
Other	419	355	18
Net interest revenue	369	554	(33)

	17,524	16,161	8

Other
Commissions	98	106	(8)
Advisory fees	1,056	3,108	(66)
Insurance products	579	496	17
Other	114	116	(2)
Net interest revenue	(3)	41	(107)

	1,844	3,867	(52)

Total net revenues	55,349	56,929	(3)

Operating expenses	55,055	53,912	2

Pre-tax income	$294	$3,017	(90)%

Average customer margin balances	$56,000	$75,000	(25)%

Average customer funds on deposit	$120,000	$115,000	4%

Customer Deposits at the Bank	$531,032	$408,734	30%

Net revenues in the retail segment decreased 3% for the six-months ended December 31, 2009 over the same period last fiscal year driven by a decrease in advisory fees of $3.7 million offset by an increase in insurance product sales and other revenues of $1.7 million. The primary reason for the decrease in advisory fees was due to closing Tower Asset Management, LLC in the prior fiscal year, which reduced fees by $2.1 million, as well as a reduction in money market fee revenue of $1.8 million. The increase in insurance product sales and other revenues was due to the slight recovery of the market since December 2008.

Net interest revenue in the retail segment decreased 11% for the six-months ended December 31, 2009 over the same period of last fiscal year primarily due to a reduction in the spread earned on customer margin debits coupled with a reduction in the average balance of margin accounts.

Operating expenses increased 2% for the six-months ended December 31, 2009 over the same period last fiscal year. This increase was primarily due to an increase in information and technology expenses in the retail segment of $1.3 million as well as an increase in money manager fees of $205,000 and taxes of $199,000. These increases were slightly offset by decreases in legal expenses of $447,000 and professional services of $146,000.

Institutional:

Three-months Ended:

The following is a summary of the results for the institutional segment for the three-months ended December 31, 2009 and 2008 (dollars in thousands):

	Three-Months Ended
	December 31, 2009	December 31, 2008	% Change
Commissions
Taxable fixed income	$11,019	$24,511	(55)%
Municipal distribution	4,474	3,772	19
Portfolio trading	3,400	3,710	(8)
Other	4	3	33

	18,897	31,996	(41)

Investment banking fees	6,494	4,417	47
Net gains on principal transactions	9,789	8,152	20
Other	287	285	1
Net interest revenue	4,919	10,054	(51)

Total net revenues	40,386	54,904	(26)

Operating expenses	25,962	32,177	(19)

Pre-tax income	$14,424	$22,727	(37)%

Taxable fixed income representatives	31	27	15%

Municipal distribution representatives	23	22	5%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment were as follows (in thousands):

	Three-Months Ended
	December 31, 2009	December 31, 2008
Average interest-earning assets:
Stock borrowed	$1,960,000	$1,766,000

Average interest-bearing liabilities:
Stock loaned	1,893,000	1,735,000

The following table sets forth the number and aggregate dollar amount of municipal new issue bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended December 31, 2009 and 2008:

	Three-Months Ended
	December 31, 2009	December 31, 2008
Number of Issues	130	82
Aggregate Amount of Offerings	$18,349,000,000	$13,514,179,000

Net revenues from the institutional segment decreased 26% while pre-tax income was down 37% in the three-months ended December 31, 2009 when compared to the three-months ended December 31, 2008. Decreased commissions in the institutional segment of $13.1 million for the three-months ended December 31, 2009 over the same period last fiscal year was due to tighter spreads and reduced volatility primarily in taxable fixed income. This decrease was offset by an increase in investment banking fees of $2.1 million. The increase in investment banking fees was due to increased unit investment trusts (“UIT”) underwriting activity in the taxable fixed income business as well as increased fees generated from competitive underwritings in the municipal business in the current quarter versus the same quarter last year.

Net gains on principal transactions were up 20%. Taxable fixed income represented $814,000 of this increase while municipal fixed income contributed $841,000. The increase in taxable fixed income was due to trading a broader product offering in the taxable fixed income business. The increase in municipal fixed income was primarily due to an increase in customer activity.

In the three-months ended December 31, 2009, net interest revenue in the institutional segment decreased 51% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This decrease was due to a 91 basis point decline in the spread earned on securities lending balances. Net interest revenue also decreased $1.4 million in the municipal business unit due to decreases in our investments in tax-exempt municipal auction rate bonds.

Operating expenses were down 19% for the three-months ended December 31, 2009 versus the same period last fiscal year primarily due to decreases in commission expense. The decrease in commission expense was due to the decrease in revenue produced by the institutional segment.

Six-months Ended:

The following is a summary of the results for the institutional segment for the six-months ended December 31, 2009 and 2008 (dollars in thousands):

	Six-Months Ended
	December 31, 2009	December 31, 2008	% Change
Commissions
Taxable fixed income	$27,266	$32,607	(16)%
Municipal distribution	8,556	7,903	8
Portfolio trading	6,251	6,442	(3)
Other	9	6	50

	42,082	46,958	(10)

Investment banking fees	13,522	10,697	26
Net gains on principal transactions	24,446	10,606	130
Other	536	551	(3)
Net interest revenue	8,948	24,187	(63)

Total net revenues	89,534	92,999	(4)

Operating expenses	57,284	57,962	(1)

Pre-tax income	$32,250	$35,037	(8)%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment are as follows (in thousands):

	Six-Months Ended
	December 31, 2009	December 31, 2008
Average interest-earning assets:
Stock borrowed	$1,926,000	$2,296,000

Average interest-bearing liabilities:
Stock loaned	1,870,000	2,260,000

The following table sets forth the number and aggregate dollar amount of municipal new issue bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the six-month periods ended December 31, 2009 and 2008:

	Six-Months Ended
	December 31, 2009	December 31, 2008
Number of Issues	296	253
Aggregate Amount of Offerings	$39,411,325,000	$25,277,411,000

Net revenues from the institutional segment decreased 4% while pre-tax income was down 8% in the six-months ended December 31, 2009. Commissions in the institutional segment were down 10% for the six-months ended December 31, 2009 over the same period last fiscal year. Volumes in both the taxable fixed income and municipal areas significantly improved in the first quarter of fiscal 2010; however, there were tighter spreads and reduced volatility in the second quarter which led to decreased commissions in the first half of fiscal 2010 in the taxable fixed income area. This decrease was partially offset by an increase in investment banking fees of $2.8 million. This increase in investment banking fees revenue was due to increased UIT underwriting activity in the taxable fixed income business as well as increased fees generated from competitive underwritings in the municipal business in the first half of fiscal 2010 compared to the first half of fiscal 2009.

Net gains on principal transactions were up 130% due to wider spreads in the first quarter of fiscal year 2010 and broader product offerings in the second quarter of fiscal year 2010. The municipal business unit contributed $6.0 million to this increase and the taxable fixed income unit contributed $7.9 million.

In the six-months ended December 31, 2009, net interest revenue in the institutional segment decreased 63% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This decrease was due to a 95 basis point decrease in the spread earned on securities lending. The disruption in the markets, the regulators’ limits on short sales and changes in our internal risk limits caused average balances in our stock loan business to fall to $1.9 billion. Net interest revenue also decreased in the municipal business unit due to reduced investment in tax-exempt municipal auction rate bonds.

Operating expenses were down 1% for the six-months ended December 31, 2009 versus the same period last fiscal year primarily due to the $5.4 million write-off for the Lehman counterparty exposure that was included in the prior fiscal year. This decrease was offset by an increase in communication expense of $900,000, primarily due to an increase in quotations; an increase in occupancy expense of $600,000, primarily due to an increase in office locations; an increase in information technology expenses of $400,000 and an increase in commission and other employee compensation expense of $2.3 million. The increase in compensation expense was due primarily to an increase in commission expense of $3.8 million and salary expense of $1.2 million offset by a decrease in incentive compensation of $3.1 million. The increase in commission and salary expense was primarily in our municipal fixed income business. The decrease in incentive compensation was due to the decrease in the amount to be paid to management in our stock loan business, due to the decrease in revenue generated by that business.

Banking:

Three-months Ended:

The following is a summary of the results for the banking segment for the three-month periods ended December 31, 2009 and 2008 (dollars in thousands):

	Three-Months Ended
	December 31, 2009	December 31, 2008	% Change
Net interest revenue	$19,130	$14,680	30%
Other	(374)	(93)	(302)

Total net revenues	18,756	14,587	29
Operating expenses	15,784	12,228	29

Pre-tax income	$2,972	$2,359	26%

The Bank’s net revenues increased 29% while pre-tax income increased 26% for the three-months ended December 31, 2009 as compared to the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 20.1% of our consolidated net revenue for the three-months ended December 31, 2009 and 14.7% for the three-months ended December 31, 2008. The increase in net interest revenue at the Bank was due primarily to an increase in average loan volume of 14.5%, and a decrease in the cost of funds from 1.8% at December 31, 2008 to 0.6% at December 31, 2009. Other revenue for the Bank decreased 302% for the three-month period ended December 31, 2009 over the same period last fiscal year. This decrease was primarily due to a loss on the sale of REO property of $781,000 and a decrease in gains on loans held for sale of $108,000. These decreases were offset by a gain on small business administration (“SBA”) loans sold of $325,000 and an increase in miscellaneous income of $330,000 relating to our mortgage department’s prior year fair value adjustment of loan commitments.

The Bank’s operating expenses were up 29% for the three-months ended December 31, 2009 over the same period last fiscal year. This increase was due primarily to the following: an increase in the Bank’s loan loss provision and REO loss provision of $2.9 million and $270,000, respectively; a $964,000 increase in loan collections and other real estate expense; and an increase in the DIF assessment of $335,000. These increases were offset by a decrease of $235,000 in outside services and a decrease of $363,000 in expenses related to overdraft charge-offs and write-downs of loans held for sale.

The following table sets forth an analysis of the Bank’s net interest income by the major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended December 31, 2009 and 2008 (dollars in thousands):

	Three-Months Ended
	December 31, 2009			December 31, 2008
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Assets:

Interest-earning assets:
Real estate – mortgage	$394,750	$6,903	6.9%	$328,909	$6,324	7.6%
Real estate – construction	121,857	1,537	5.0	178,675	2,283	5.1
Commercial – real estate	610,108	8,465	5.5	441,459	6,957	6.3
Commercial – loans	157,512	2,291	5.8	114,704	2,000	6.9
Individual	4,595	84	7.3	4,714	90	7.4
Land	145,155	1,860	5.1	184,036	2,424	5.2
Money market	73,283	41	0.2	—	—	—
Federal funds sold	25,122	7	0.1	8,349	10	0.5
Interest bearing deposits in banks	11,877	1	—	19,870	19	0.4

	Three-Months Ended
	December 31, 2009			December 31, 2008
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Federal reserve funds	7,749	5	0.3	41,518	67	0.6
Investments - other	13,041	111	3.4	5,620	34	2.4

	1,565,049	$21,305	5.4%	1,327,854	$20,208	6.0%
Non-interest-earning assets:
Cash and due from banks	5,699			10,214
Other assets	45,395			29,986

	$1,616,143			$1,368,054

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:
Certificates of deposit	$69,921	$321	1.8%	$86,142	$711	3.3%
Money market accounts	43,094	16	0.2	45,735	126	1.1
Interest-bearing demand accounts	87,159	37	0.2	75,792	250	1.3
Savings accounts	1,086,439	466	0.2	880,423	3,122	1.4
Federal Home Loan Bank advances	113,327	1,335	4.7	106,869	1,319	4.9
Federal funds purchased	—	—	—	48	—	0.5

	1,399,940	2,175	0.6%	1,195,009	5,528	1.8%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	60,008			52,112
Other liabilities	7,127			4,989

	1,467,075			1,252,110
Stockholders’ equity	149,068			115,944

	$1,616,143			$1,368,054

Net interest income		$19,130			$14,680

Net yield on interest-earning assets			4.9%			4.4%

(*)	Loans fees included in interest income for the three-months ended December 31, 2009 and 2008 were $1,158 and $1,754, respectively.

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the three-months ended December 31, 2009 was up slightly from the same period last fiscal year as the rate paid on deposits to brokerage customers declined from December 31, 2008 to December 31, 2009 by 120 basis points.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	December 31, 2009 compared to December 31, 2008
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$579	$1,266	$(572)	$(115)
Real estate - construction	(746)	(726)	(29)	9
Commercial - real estate	1,508	2,658	(832)	(318)
Commercial - loans	291	746	(331)	(124)
Individual	(6)	(3)	(3)	—
Land	(564)	(512)	(66)	14
Money markets	41	—	—	41
Federal funds sold	(3)	19	(8)	(14)
Interest bearing deposits in banks	(18)	(7)	(19)	8
Federal reserve funds	(62)	(54)	(40)	32
Investments - other	77	78	(27)	26

	$1,097	$3,465	$(1,927)	$(441)

	Three-Months Ended
	December 31, 2009 compared to December 31, 2008
	Total Change	Attributed to
		Volume	Rate	Mix
Interest expense:
Certificates of deposit	$(390)	$(134)	$(316)	$60
Money market accounts	(110)	(7)	(109)	6
Interest-bearing demand accounts	(213)	38	(218)	(33)
Savings accounts	(2,656)	730	(2,744)	(642)
Federal Home Loan Bank advances	16	82	(65)	(1)

	(3,353)	709	(3,452)	(610)

Net interest income	$4,450	$2,756	$1,525	$169

Six-months Ended:

The following is a summary of the results for the banking segment for the six-month periods ended December 31, 2009 and 2008 (dollars in thousands):

	Six-Months Ended
	December 31, 2009	December 31, 2008	% Change
Net interest revenue	$37,148	$29,344	27%
Other	910	570	60

Total net revenues	38,058	29,914	27
Operating expenses	32,118	23,007	40

Pre-tax income	$5,940	$6,907	(14)%

The Bank’s net revenues increased 27% while pre-tax income decreased 14% for the six-months ended December 31, 2009 as compared to the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 19.1% of our consolidated net revenue for the six-months ended December 31, 2009 and 15.6% for the six-months ended December 31, 2008. The increase in net interest revenue at the Bank was due primarily to an increase in loan volume of 13.9%, and a decrease in the cost of funds from 2.1% at December 31, 2008 to 0.7% at December 31, 2009.

The Bank’s operating expenses were up 40% for the six-months ended December 31, 2009 over the same period last fiscal year. This increase was due primarily to: an increase in the Bank’s loan loss provision and REO loss provision of $6.7 million and $1.7 million, respectively; a $1.5 million increase in loan collections and loan related legal fees as well as other real estate expenses; and an increase in the DIF assessment of $661,000. These increases were offset by: a decrease of $244,000 in outside services and a decrease of $718,000 in expenses related to overdraft charge-offs and write-downs of loans held for sale.

The following table sets forth an analysis of the Bank’s net interest income by the major categories of interest-earning assets and interest-bearing liabilities for the six-month periods ended December 31, 2009 and 2008 (dollars in thousands):

	Six-Months Ended
	December 31, 2009			December 31, 2008
	Average Balance	Interest Income/ Expense(*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Assets:

Interest-earning assets:
Real estate – mortgage	$367,088	$12,850	6.9%	$339,358	$12,809	7.5%
Real estate – construction	129,018	3,316	5.1	179,516	5,030	5.6
Commercial – real estate	600,284	16,816	5.6	421,473	14,042	6.6
Commercial – loans	153,104	4,489	5.8	109,574	3,736	6.8
Individual	4,640	171	7.3	4,641	178	7.6

	Six-Months Ended
	December 31, 2009			December 31, 2008
	Average Balance	Interest Income/ Expense(*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Land	150,520	3,770	5.0	178,325	5,203	5.8
Money market	36,641	41	0.2	—	—	—
Federal funds sold	76,794	48	0.1	14,294	104	1.4
Interest bearing deposits in banks	14,984	1	—	33,616	229	1.4
Federal reserve funds	7,239	9	0.3	20,759	67	0.6
Investments - other	13,080	222	3.4	6,117	81	2.6

	1,553,392	$41,733	5.3%	1,307,673	$41,479	6.3%
Non-interest-earning assets:
Cash and due from banks	6,288			11,118
Other assets	44,878			32,397

	$1,604,558			$1,351,188

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$70,432	$694	2.0%	$88,770	$1,563	3.5%
Money market accounts	43,965	36	0.2	45,150	295	1.3
Interest-bearing demand accounts	86,262	82	0.2	73,913	556	1.5
Savings accounts	1,076,821	1,058	0.2	861,888	7,096	1.6
Federal Home Loan Bank advances	114,918	2,715	4.7	107,217	2,625	4.8
Federal funds purchased	—	—	—	24	—	0.5

	1,392,398	4,585	0.7%	1,176,962	12,135	2.1%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	58,115			52,607
Other liabilities	7,840			6,440

	1,458,353			1,236,009
Stockholders’ equity	146,205			115,179

	$1,604,558			$1,351,188

Net interest income		$37,148			$29,344

Net yield on interest-earning assets			4.7%			4.5%

(*)	Loans fees included in interest income for the six-months ended December 31, 2009 and 2008 were $2,479 and $3,458, respectively.

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the six-months ended December 31, 2009 did not change significantly from the same period last fiscal year. The spread increased 20 basis points as the rate paid on deposits declined.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Six-Months Ended
	December 31, 2009 compared to December 31, 2008
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate - mortgage	$41	$1,047	$(930)	$(76)
Real estate - construction	(1,714)	(1,415)	(416)	117
Commercial - real estate	2,774	5,957	(2,235)	(948)
Commercial - loans	753	1,484	(523)	(208)

	Six-Months Ended
	December 31, 2009 compared to December 31, 2008
	Total Change	Attributed to
		Volume	Rate	Mix
Individual	(7)	—	(7)	—
Land	(1,433)	(811)	(737)	115
Money market	41	—	—	41
Federal funds sold	(56)	452	(95)	(413)
Interest bearing deposits in banks	(228)	(127)	(226)	125
Federal reserve funds	(58)	(44)	(40)	26
Investments - other	141	152	(67)	56

	$254	$6,695	$(5,276)	$(1,165)

Interest expense:
Certificates of deposit	$(869)	$(323)	$(688)	$142
Money market accounts	(259)	(7)	(259)	7
Interest-bearing demand accounts	(474)	93	(486)	(81)
Savings accounts	(6,038)	1,769	(6,249)	(1,558)
Federal Home Loan Bank advances	90	229	(166)	27

	(7,550)	1,761	(7,848)	(1,463)

Net interest income	$7,804	$4,934	$2,572	$298

Other:

Pre-tax loss from the other category was $9.4 million for the three-months ended December 31, 2009 compared to $13.0 million for the same period last fiscal year, an increase of $3.6 million. An increase in the value of the investments in our deferred compensation plan of $1.9 million and a related increase in the liability to employees associated with this plan contributed to the increased revenue in the other segment while not materially impacting the pre-tax loss. The decrease in the pre-tax loss was primarily due to lower compensation expense due to reduced accruals for profit sharing, incentive compensation and health insurance. Additionally, a decrease in losses associated with our venture capital fund of $1.8 million contributed to the smaller pre-tax loss.

Pre-tax loss from the other category was $18.6 million for the six-months ended December 31, 2009 compared to $22.8 million for the same period last fiscal year. The change was primarily due to an increase in other revenue of $6.4 million and an increase in compensation expense of $4.0 million. The increase in other revenue was primarily due to an increase in the value of the investments in our deferred compensation plan of $3.4 million and a decrease in our losses related to our limited partnership venture capital fund of $2.8 million. The increase in compensation was due to the related increase in the liability associated with the deferred compensation plan, offsetting the other revenue increase above, an increase in salaries for our corporate employees of $580,000 and an increase in our deferred compensation expense related to our restricted stock plan of $525,000, due primarily to an accelerated vesting of restricted stock for retired directors and terminated executive management. These increases in compensation expense were offset by decreases in incentive compensation and employee health insurance.

FINANCIAL CONDITION

Investments

The book values of the Bank’s investment portfolio at December 31, 2009 and June 30, 2009 are summarized as follows (in thousands):

	December 31, 2009	June 30, 2009

Government-sponsored enterprises	$6,798	$7,059
States of the U.S. and political subdivisions	6,251	6,237

	$13,049	$13,296

Loans and Allowance for Probable Loan Losses

The Bank grants loans to customers primarily within Texas and New Mexico. The Bank also purchases loans in the ordinary course of business which have been originated in various areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of the Texas and New Mexico. Substantially all of the Bank’s loans are collateralized with real estate.

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

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At December 31, 2009, the Bank had $9.5 million in junior lien mortgages. These loans represented less than 1% of total loans at December 31, 2009. The Bank did not have any exposure to sub-prime loans and loans with initial teaser rates.

At December 31, 2009, the Bank’s loan portfolio included a total of $62 million in loans with a high loan-to-value ratio. Approximately 32% of these loans were 1-4 single family or lot loans and are inventory for home builders in North Texas. The additional risk in these loans is addressed in our allowance calculation primarily through review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, there were two loans with high loan-to-value ratios that were deemed impaired and had specific loan loss allocations of $45,000. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At December 31, 2009, our high loan-to-value ratio loans represented 34% of total capital.

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

Loans receivable at December 31, 2009 and June 30, 2009 are summarized as follows (in thousands):

	December 31, 2009	June 30, 2009
Residential
Mortgage loans held for sale	$340,635	$262,780
Mortgage 1-4 first liens	133,618	118,868
Mortgage 1-4 junior liens	9,483	10,131

	483,736	391,779

Construction
Residential construction	111,092	143,234
Multi-family construction	10,029	21,264
Commercial construction	78,325	86,546

	199,446	251,044

Lot and land development
Residential land	101,087	120,844
Commercial land	39,838	38,873

	140,925	159,717

Commercial real estate	455,476	428,602
Multi-family	67,094	50,340
Commercial loans	161,863	129,818
Consumer loans	4,552	4,813

	1,513,092	1,416,113
General provision for loan losses	(17,601)	(14,731)

	$1,495,491	$1,401,382

The following table shows the scheduled maturities of certain loans at December 31, 2009 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Commercial real estate	$99,566	$254,515	$168,489	$522,570
Commercial loans	86,965	38,958	35,940	161,863
Real estate loans	121,871	51,848	25,727	199,446

Total	$308,402	$345,321	$230,156	$883,879

	1 year or less	1-5 years	Over 5 years	Total
Amount of loans based upon:
Floating or adjustable interest rates	$289,399	$274,537	$177,554	$741,490
Fixed interest rates	19,003	70,784	52,602	142,389

Total	$308,402	$345,321	$230,156	$883,879

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

Non-performing assets as of December 31, 2009 and June 30, 2009 are as follows (dollars in thousands):

	December 31, 2009	June 30, 2009
Loans accounted for on a non-accrual basis
1-4 family	$3,826	$3,582
Lot and land development	3,045	8,867
Multifamily	4,833	—
Residential construction	4,561	4,342
Commercial real estate	8,464	10,006
Commercial loans	906	3,283
Consumer loans	—	19

	$25,635	$30,099

Non-performing loans as a percentage of total loans	1.7%	2.2%

Loans past due 90 days or more, not included above
Interim (residential) construction	—	670

	$—	$670

Troubled debt restructurings
REO
1-4 family	$3,244	$463
Lot and land development	18,638	8,346
Residential construction	8,347	7,947
Commercial real estate	5,593	8,412
Commercial loans	1,788	133

	$37,610	$25,301
Other	1,309	—

	38,919	25,301

Non-performing assets	$64,554	$56,070

Non-performing assets as a percentage of total assets	4.0%	3.6%

The following table presents the non-performing assets as of December 31, 2009 by year of origination (in thousands):

Year Originated	Non-Performing Loans	Troubled Debt Restructuring	REO	Total
Fiscal 2005 or prior	$6,223	$1,309	$3,637	$11,169
Fiscal 2006	347	—	11,480	11,827
Fiscal 2007	5,714	—	7,932	13,646
Fiscal 2008	12,025	—	13,314	25,339
Fiscal 2009	992	—	1,247	2,239
Fiscal 2010	334	—	—	334

Total	$25,635	$1,309	$37,610	$64,554

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2009	2008	2009	2008
Balance at beginning of period	$16,875	$7,566	$14,731	$6,936
Charge-offs:
Construction	(118)	(67)	(1,086)	(213)
Lot and land development	(468)	(234)	(1,413)	(398)
Residential mortgage	(685)	(67)	(688)	(67)
Commercial real estate	(1,647)	—	(2,298)	—
Commercial loans	(1,051)	(19)	(1,104)	(19)
Consumer loans	—	(29)	(12)	(29)

Total charge-offs	(3,969)	(416)	(6,601)	(726)

Recoveries:
Residential mortgage	17	—	17	—
Commercial real estate	5	—	5	—
Commercial loans	6	6	26	12
Consumer loans	2	—	3	—

Total recoveries	30	6	51	12

Net charge-offs	(3,939)	(410)	(6,550)	(714)
Additions charged to operations	4,665	1,775	9,420	2,709

Balance at end of period	$17,601	$8,931	$17,601	$8,931

Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.03%	0.47%	0.06%

The allowance for probable loan losses is applicable to the following types of loans as of December 31, 2009 and June 30, 2009 (dollars in thousands):

	December 31, 2009		June 30, 2009
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Construction	$1,155	13.2%	$1,184	17.7%
Lot and land development	2,139	9.3	1,719	11.3
Residential mortgage	1,899	32.0	1,633	27.7
Commercial real estate	8,123	30.1	8,115	30.3
Multi-family	2,345	4.4	765	3.5
Commercial loans	1,892	10.7	1,269	9.2
Consumer loans	48	0.3	46	0.3

	$17,601	100.0%	$14,731	100.0%

Approximately half of the loan loss allowance is allocated to the commercial real estate loan portfolio while the commercial real estate portfolio at the Bank represents approximately 30% of the total loan portfolio at December 31, 2009. Because commercial loans tend to be individually larger than residential loans, deterioration in this portfolio could lead to greater volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three and six -month periods ended December 31, 2009 can be found in the discussion of the banking segment’s net interest income under the caption “Results of Operations-Segment-Banking.”

Certificates of deposit of $100,000 or greater were $31.5 million and $31.4 million at December 31, 2009 and June 30, 2009, respectively. In April 2009, the Bank began classifying the deposits from SWS’ brokerage customers as core deposits based on an advisory opinion from the FDIC. The Bank is funded primarily by these deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes short-and long-term FHLB borrowings, which were $113 million and $117.5 million at December 31, 2009 and June 30, 2009, respectively, to match long-term fixed rate loan funding. Core deposits represented approximately 90% of total funding at both December 31, 2009 and June 30, 2009. At December 31, 2009 and June 30, 2009, the Bank had $1,157.5 million and $1,097.9 million, respectively, in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Short Term Borrowings and Advances from Federal Home Loan Bank

This table represents short term borrowings and advances from the FHLB which were due within one year during the three and six-month periods ended December 31, 2009 and 2008 (dollars in thousands):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2009		2008		2009		2008
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$6,244	4.8%	$46,722	0.8%	$6,244	4.8%	$46,722	0.8%
Average during period	5,124	4.7%	3,332	4.9%	5,256	4.8%	4,981	3.4%
Maximum balance during period	6,244	—	47,893	—	6,244	—	71,050	—

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $300 million. We have not received any notification from the bank indicating a change in the amount of our broker loan lines since June 2009. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At December 31, 2009, the amount outstanding under these secured arrangements was $28.5 million, which was collateralized by securities held for firm accounts valued at $104.9 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under “Risk Factors” in our Form 10-K filed with the SEC on September 9, 2009.

We had $250,000 outstanding under unsecured letters of credit at December 31, 2009, pledged to support our open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At December 31, 2009, we had an unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by a former subsidiary in the amount of $143,000. This letter of credit bears a 1% commitment fee and is renewable annually.

We had an additional $500,000 outstanding under an unsecured letter of credit at December 31, 2009, pledged to support our underwriting activities, which bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At December 31, 2009, there were no amounts outstanding on this line, other than the $893,000 under unsecured letters of credit described above. At December 31, 2009, the total amount available for borrowing under this line of credit was $19.1 million.

We have an irrevocable letter of credit agreement aggregating $53.0 million at December 31, 2009 pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at December 31, 2009), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $67.0 million at December 31, 2009.

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

Secondary Offering. On October 16, 2009, we filed a shelf registration statement with the SEC providing for the sale of $150.0 million or our securities. On December 9, 2009, the company closed a public offering of 4,347,827 shares of its common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase 652,174 additional shares of our common stock to cover over-allotments. We generated net proceeds, after deducting underwriting discounts and commissions, of approximately $54.3 million from these offerings. To date, we have invested $40.0 million of the net proceeds as a $20.0 million capital contribution to the Bank and a $20.0 million capital contribution to Southwest Securities. The remaining funds will be used by us for general corporate purposes.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB, federal funds sold to correspondent banks and vault cash. In addition, at December 31, 2009, the Bank had borrowing capacity with the FHLB of $352.0 million, a $30.0 million federal funds agreement and the ability to borrow up to $74.4 million in funds from the Dallas Federal Reserve Bank for the purpose of purchasing short-term funds should additional liquidity be needed.

The Bank has an agreement with an unaffiliated bank for a $30.0 million unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is used by the Bank to support short-term liquidity needs. At December 31, 2009, there were no amounts outstanding under this line of credit.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Dallas Federal Reserve Bank. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate 25 basis points over the federal funds target rate. The total amount available under this line at December 31, 2009 was $74.4 million and there is no amount outstanding as of such date.

Management believes that the Bank’s present position with the FHLB, this line of credit, the capital contribution from us of $20.0 million and the availability of the federal funds loan is adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At December 31, 2009, $1.2 billion of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

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

The Bank has historically met all the capital adequacy requirements to which it is subject and as of December 31, 2009, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 23 of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 26, 2009.

Cash Flow

Net cash used in operating activities was $116.6 million for the six-months ended December 31, 2009 and net cash provided by operating activity was $191.7 million for the six-months ended December 31, 2008. Cash flow from operations was primarily used to increase investment in loans held for sale at the Bank and net receivables from broker/dealer and clearing organization accounts primarily in our securities loaned/borrowed area.

Net cash used in investing activities for the six-month periods ended December 31, 2009 and 2008 was $41.1 million and $141.5 million, respectively. The primary reason for the decrease in cash used for investing activities was a decrease in the net amount invested in loans at the Bank of $89.2 million.

Net cash provided by financing activities totaled $116.2 million for the six-month period ended December 31, 2009 and net cash used in financing activities totaled $21.3 million for the six-month period ended December 31, 2008. The primary reason for the increase in the cash provided by financing activities was the receipts of funds from our public common stock offering, an increase in net short-term borrowing in the brokerage business and a decrease in the net amount paid to the FHLB.

We expect that cash flows provided by operating activities, the net proceeds from our public common stock offering, as well as short-term borrowings will be the primary source of working capital for the next twelve months.

Treasury Stock

In August 2009, the board of directors of SWS Group approved a plan authorizing the company to purchase up to 500,000 shares of its common stock from time to time in the open market for an 18-month time period ending on February 28, 2011. During the first half of fiscal 2010, no shares were purchased under this program.

On November 17, 2009, the shareholders of the SWS Group, Inc. voted to increase the authorized number of shares of SWS Group common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares. The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. In the six-months ended December 31, 2009, 15,099 shares were purchased at a cost of $228,000, or $15.09 per share, and 285 shares were distributed pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from such vesting. As a result, in the six-months ended December 31, 2009, 31,945 shares were repurchased by us with a market value of $457,301, or an average of $14.32 per share, to cover tax liabilities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	12.63%
+200	8.19%
+100	3.73%
0	0%
-50	-5.96%
-100	-11.86%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at December 31, 2009 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years

Earning assets:
Loans	$1,304,408	$24,598	$45,971	$138,115
Securities and FHLB stock	6,798	—	—	6,251
Interest bearing deposits	39,536	—	—	—

Total earning assets	1,350,742	24,598	45,971	144,366

Interest bearing liabilities:
Transaction accounts and savings	1,213,877	—	—	—
Certificates of deposit	33,808	21,496	9,638	5,599
Borrowings	2,597	3,648	24,345	82,375

Total interest bearing liabilities	1,250,282	25,144	33,983	87,974

GAP	$100,460	$(546)	$11,988	$56,392

Cumulative GAP	$100,460	$99,914	$111,902	$168,294

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

The following table categorizes “Securities owned, at market value” net of “Securities sold, not yet purchased, at market value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Marketable equity securities” in our available-for-sale portfolio, which are subject to interest rate and market price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$50	$3,603	$9,280	$45,426	$58,359
Auction rate municipal bonds	23,875	—	—	—	23,875
U.S. government and government agency obligations	4,760	(13,317)	(2,892)	(4,895)	(16,344)
Corporate obligations	425	8,805	804	16,125	26,159

Total debt securities	29,110	(909)	7,192	56,656	92,049
Corporate equity	—	—	—	11,358	11,358
Other	2,455	—	—	—	2,455

	$31,565	$(909)	$7,192	$68,014	$105,862

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Assets segregated for regulatory purposes	$—	$51,485	$—	$—	$51,485

Weighted average yield
Municipal obligations	0.0%	2.9%	4.0%	5.6%	5.2%
Auction rate municipal bonds	0.5%	—	—	—	0.5%
U.S. government and government agency obligations	0.2%	2.0%	3.8%	4.7%	2.4%
Corporate obligations	3.3%	4.0%	5.4%	4.8%	4.6%

Assets segregated for regulatory purposes	—	1.5%	—	—	1.5%

Available-for-sale securities, at fair value
Marketable equity securities	$935	$—	$—	$235	$1,170

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

Factors which may cause actual results to differ materially from our forward-looking statements include those factors discussed in this report in “Overview,” “Risk Management” and “Critical Accounting Policies and Estimates” and those discussed in “Risk Factors” in our annual report on Form 10-K filed with the SEC, our Form S-3 filed with the SEC, this quarterly report on Form 10-Q and our other reports filed with and available from the SEC. All forward-looking statements we make speak only as of the date on which they are made, and except as required by law, we undertake no obligation to update them to reflect events or circumstances occurring after the date on which they were made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4.	Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of December 31, 2009. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2009, such disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three-months ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended June 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended December 31, 2009 of our equity securities registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
09/26/09 to 10/30/09	8,434	$13.98	—	500,000
10/31/09 to 11/27/09	44	$12.50	—	500,000
11/28/09 to 12/31/09	3,967	$12.20	—	500,000

	12,445	$13.40	—

(1)

All of the 12,445 shares purchased during the three-month period ended December 31, 2009 were acquired from grantees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to purchase common stock.

(2)

On August 20, 2009, the board approved and announced a plan authorizing the company to repurchase up to 500,000 shares of its common stock from time to time in the open market for an 18-month period beginning August 20, 2009 and ending February 28, 2011.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on November 17, 2009. The following directors were elected at the meeting:

Nominees	For	Withheld	Abstain
Don A. Buchholz	23,185,196	1,240,130	—
Donald W. Hultgren	23,769,271	656,055	—
Robert A. Buchholz	23,763,148	662,179	—
Brodie L. Cobb	23,748,139	677,187	—
I.D. Flores III	23,834,976	590,351	—
Larry A. Jobe	22,441,061	1,984,265	—
Frederick R. Meyer	23,414,967	1,010,360	—
Dr. Mike Moses	21,847,673	2,577,654	—
Joel T. Williams III	23,835,948	589,378	—

There were two other matters on which the shareholders voted. The results were as follows:

	For	Against	Abstain	Not Voted
Amendment to the 2005 Deferred Compensation Plan	21,110,296	737,706	5,302	—
Approval of ratification of Grant Thornton LLP as our fiscal 2010 auditors	24,341,382	59,973	23,971	—

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

February 9, 2010	/S/ DONALD W. HULTGREN
Date	(Signature)
Donald W. Hultgren
President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2010	/S/ KENNETH R. HANKS
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer
(Principal Financial Officer)

February 9, 2010	/S/ STACY HODGES
Date	(Signature)
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