Form 10-Q
period 2010-03-26
SWS GROUP INC
filed 2010-04-28
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2010

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

As of April 23, 2010, there were 32,558,681 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition March 26, 2010 (unaudited) and June 26, 2009	1

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) For the three and nine-months ended March 26, 2010 and March 27, 2009 (unaudited)	2

Consolidated Statements of Cash Flows For the nine-months ended March 26, 2010 and March 27, 2009 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	69

Item 4. Controls and Procedures	69

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	69

Item 1A. Risk Factors	69

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3. Defaults Upon Senior Securities	70

Item 5. Other Information	70

Item 6. Exhibits	70

SIGNATURES	71

EXHIBIT INDEX	72

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 26, 2010 and June 26, 2009

(In thousands, except par values and share amounts)

	March	June
	(Unaudited)
Assets
Cash and cash equivalents	$55,890	$96,253
Assets segregated for regulatory purposes	302,213	313,153
Receivable from brokers, dealers and clearing organizations	1,731,519	1,892,739
Receivable from clients, net	198,875	158,032
Loans held for sale	322,100	262,780
Loans, net	1,152,838	1,138,602
Securities owned, at market value	234,140	175,030
Securities held to maturity	88,839	6,237
Securities purchased under agreements to resell	33,666	21,622
Goodwill	7,552	7,552
Securities available for sale	1,167	4,094
Other assets	159,607	122,945

	$4,288,406	$4,199,039

Liabilities and Stockholders’ Equity
Short-term borrowings	$107,000	$10,000
Payable to brokers, dealers and clearing organizations	1,618,532	1,853,544
Payable to clients	454,220	426,300
Deposits	1,438,468	1,292,366
Securities sold under agreements to repurchase	7,873	4,462
Securities sold, not yet purchased, at market value	68,672	53,236
Drafts payable	30,594	27,457
Advances from Federal Home Loan Bank	109,910	117,492
Other liabilities	67,053	73,825

	3,902,322	3,858,682
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 33,309,140 and outstanding 32,358,548 shares at March 26, 2010; issued 28,309,139 and outstanding 27,262,923 shares at June 26, 2009	3,331	2,831
Additional paid-in capital	325,919	271,131
Retained earnings	65,106	75,918
Accumulated other comprehensive income – unrealized holding gain, net of tax of $4 at March 26, 2010 and $0 at June 26, 2009	158	180
Deferred compensation, net	3,120	2,639
Treasury stock (950,592 shares at March 26, 2010 and 1,046,216 shares at June 26, 2009, at cost)	(11,550)	(12,342)

Total stockholders’ equity	386,084	340,357
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,288,406	$4,199,039

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

For the three and nine-months ended March 26, 2010 and March 27, 2009

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Revenues:
Net revenues from clearing operations	$2,476	$2,401	$7,832	$8,774
Commissions	35,215	46,360	119,979	135,414
Interest	36,224	43,260	118,397	163,339
Investment banking, advisory and administrative fees	7,895	7,374	26,183	27,728
Net gains on principal transactions	7,776	11,466	32,251	22,128
Other	5,661	3,230	17,017	6,150

Total revenue	95,247	114,091	321,659	363,533
Interest expense	12,246	19,423	44,028	80,921

Net revenues	83,001	94,668	277,631	282,612

Non-interest expenses:
Commissions and other employee compensation	53,032	61,571	174,860	177,423
Occupancy, equipment and computer service costs	8,607	8,574	25,696	24,346
Communications	3,370	3,366	9,925	9,835
Floor brokerage and clearing organization charges	1,008	751	2,939	2,665
Advertising and promotional	881	1,175	3,056	3,115
Provision for loan loss	25,000	5,734	34,420	8,443
Other	9,402	6,643	31,102	23,606

Total non-interest expenses	101,300	87,814	281,998	249,433

Income (loss) before income tax expense	(18,299)	6,854	(4,367)	33,179
Income tax expense (benefit)	(6,759)	2,900	(1,779)	13,156

Net income (loss)	(11,540)	3,954	(2,588)	20,023
Net gain/(loss) recognized in other comprehensive income, net of tax of $(3) and $(375) for the three-months ended March 26, 2010 and March 27, 2009, respectively and $4 and $(1,394) for the nine-months ended March 26, 2010 and March 27, 2009, respectively	1	(627)	(22)	(2,606)

Comprehensive income (loss)	$(11,539)	$3,327	$(2,610)	$17,417

Earnings per share – basic
Net income (loss)	$(0.35)	$0.15	$(0.09)	$0.73

Weighted average shares outstanding – basic	32,544,021	27,434,224	29,489,035	27,413,962

Earnings per share – diluted
Net income (loss)	$(0.35)	$0.15	$(0.09)	$0.73

Weighted average shares outstanding – diluted	32,544,021	27,508,487	29,489,035	27,500,961

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended March 26, 2010 and March 27, 2009

(In thousands)

(Unaudited)

	For the Nine-Months Ended
	March 26, 2010	March 27, 2009
Cash flows from operating activities:
Net income (loss)	$(2,588)	$20,023
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,232	4,390
Amortization of premiums on loans purchased	(138)	(408)
Amortization of premiums /discounts on investment securities	4	—
Provision for loan loss/doubtful accounts and write downs on real estate owned properties	38,749	10,181
Deferred income tax benefit	(5,251)	(2,008)
Deferred compensation	4,382	(1,529)
Gain on sale of loans	(902)	(551)
Loss on fixed assets transactions	5	2
Loss on sale of real estate	1,549	656
Gain on sale of factored receivables	—	(260)
Equity in (earnings) losses of unconsolidated ventures	(1,687)	2,457
Gain on sale of marketable equity securities	(16)	—
Dividend received on investment in Federal Home Loan Bank stock	(12)	(75)
Windfall tax expense (benefit)	120	(68)
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	10,940	37,825
Net change in broker, dealer and clearing organization accounts	(73,792)	(54,376)
Net change in client accounts	(13,643)	(7,066)
Net change in loans held for sale	(59,320)	61,802
(Increase) decrease in securities owned	(59,110)	84,863
(Increase) decrease in securities purchased under agreements to resell	(12,044)	4,520
(Increase) decrease in other assets	(13,800)	6,694
Increase in drafts payable	3,137	5,768
Increase (decrease) in securities sold, not yet purchased	15,436	1,569
Increase (decrease) in other liabilities	(9,102)	4,236

Net cash (used in) provided by operating activities	(171,851)	178,645

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned properties	(5,788)	(8,696)
Proceeds from fixed assets transactions	86	116
Proceeds from the sale of real estate	20,400	9,508
Loan originations and purchases	(304,379)	(447,491)
Loan repayments	215,277	240,683
Proceeds from the sale of factored receivables	—	260
Cash paid on investments	(83,447)	(6,564)
Cash received on investments	650	—
Proceeds from the sale of marketable equity securities	2,925	—
Cash paid for purchase of M.L. Stern & Co., LLC	—	(119)
Proceeds from sale of Federal Home Loan Bank stock	267	3,462
Purchase of Federal Home Loan Bank stock	—	(4,081)

Net cash used in investing activities	(154,009)	(212,922)

Cash flows from financing activities:
Payments on short-term borrowings	(2,168,900)	(1,508,785)
Proceeds from short-term borrowings	2,265,900	1,429,485
Increase in deposits	146,102	142,842
Advances from the Federal Home Loan Bank	997	3,041,751
Payments on advances from Federal Home Loan Bank	(8,579)	(3,065,432)

	For the Nine-Months Ended
	March 26, 2010	March 27, 2009
Payment of cash dividends on common stock	$(8,285)	$(7,409)
Windfall tax (benefits) expense	(120)	68
Cash payments on securities sold under agreements to repurchase	3,411	(1,303)
Net proceeds from secondary offering	54,700	—
Net proceeds from exercise of stock options	—	333
Proceeds related to the deferred compensation plan	499	551
Purchase of treasury stock related to deferred compensation plan	(228)	(437)

Net cash provided by financing activities	285,497	31,664

Net decrease in cash and cash equivalents	(40,363)	(2,613)
Cash and cash equivalents at beginning of period	96,253	39,628

Cash and cash equivalents at end of period	$55,890	$37,015

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$1,461	$1,007

Foreclosures on loans	$41,485	$15,270

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46,718	$82,205

Income taxes	$7,055	$12,850

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 26, 2010, and for the three and nine-months ended March 26, 2010 and March 27, 2009, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended June 26, 2009 filed on Form 10-K. Amounts included for June 26, 2009 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

SWS Insurance holds insurance agency licenses in forty-one states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. The Company retains no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision (“OTS”). SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole stockholder of the Bank in 2004.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month. The Bank’s third quarter financial statements are prepared as of March 31, 2010. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

Change in Accounting Estimate. Prior to the third quarter of fiscal 2010, the Bank’s provision for loan loss computation used a three year rolling average of historical loan losses by product type to assess losses in the Bank’s loan portfolio. Product types include 1-4 family residential loans, 1-4 family residential construction loans, land and land development loans, commercial real estate loans, commercial loans and consumer loans. Due to accelerated deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics, the Bank’s management reevaluated its use of historical loan losses in its provision for loan loss computation. As a result of this reevaluation, in the third quarter of fiscal 2010, management reduced the historical loan loss look back period from three years to four quarters. This change resulted in a $10,415,000 effect to the loan loss provision in the third quarter of fiscal 2010.

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

At March 26, 2010, the Company had approximately $1,060,000 of unrecognized tax benefits. The Company’s net liability decreased $100,000 from June 26, 2009 to March 26, 2010 due to unrecognized tax benefits related to tax positions taken on previously filed returns and returns expected to be filed in the current year. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability was accrued interest and penalties, net of federal benefit, of $242,000 as of March 26, 2010 and $183,000 as of June 26, 2009. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense, net of federal benefit, was approximately $818,000 as of March 26, 2010 and $977,000 as of June 26, 2009.

With limited exceptions, the Company is no longer subject to U.S. federal, state or local tax audits by taxing authorities for tax years preceding 2005. The examination of the federal income tax return for the year ended December 31, 2006 was concluded with no significant adjustments. In May 2010, a state agency intends to begin examination of the Company’s returns for the tax years ended December 31, 2006-2008.

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Assets and liabilities utilizing Level 3 inputs include the following: a) the Company’s equity method investments in investment partnerships (described under “Other Assets” below); b) certain REO and other repossessed assets; and c) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.

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

Securities classified as Level 3 securities are securities whose fair value is estimated based on internally developed models or methodologies, including discounted cash flow, utilizing significant inputs that are generally less readily observable. Included in this category are certain corporate equity securities and municipal auction rate securities.

Other Assets. Other assets consist of the Company’s investment in REO, other repossessed assets and equity investments in limited partnerships. REO is valued at the lower of cost or market. For those investments where the REO is valued at market, the value is determined by third party appraisals. When the REO investments are valued solely based on appraisals, the REO investments are categorized as Level 2. In certain circumstances, the Company adjusts the appraisals to reflect more accurately the economic conditions of the area at the time of valuation and, in those cases, these REO investments are categorized as Level 3. Other repossessed assets are valued at an amount approximating their selling value, which is generally the estimated fair value of the asset less a selling discount. Included in other repossessed assets are land leases which are valued using a discounted cash flow analysis. The Company’s investments in three privately held limited partnerships (the “Investment Partnerships”) are categorized as Level 3, as the underlying investments in the funds are valued based on internally developed models utilizing inputs with little or no market activity. Most of the investments in these funds are in privately held growth companies.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

Substantially all of SWS’ brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale was $322,827,000 and $263,400,000 at March 31, 2010 and June 30, 2009, respectively. The fair value of and loans receivable was $1,240,747,000 and $1,176,855,000 at March 31, 2010 and June 30, 2009, respectively.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value). The fair value of certificates of deposit and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of certificates of deposit was $71,487,000 and $72,256,000 at March 31, 2010 and June 30, 2009, respectively. The fair value of other deposits was $1,367,812,000 and $1,220,806,000 at March 31, 2010 and June 30, 2009, respectively. The fair value of advances to the FHLB was $121,149,000 and $128,895,000 at March 31, 2010 and June 30, 2009, respectively.

The following table summarizes by level within the fair value hierarchy “Assets segregated for regulatory purposes”, “Marketable equity securities available for sale,” “Securities owned, at market value,” “Other assets” and “Securities sold, not yet purchased, at market value” as of March 26, 2010.

(in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$61,882	$—	$—	$61,882

	$61,882	$—	$—	$61,882

Marketable equity securities available for sale
USHS common stock	$925	$—	$—	$925
Westwood common stock	242	—	—	242

	$1,167	$—	$—	$1,167

Securities owned, at market value
Corporate equity securities	$11,725	$—	$2,125	$13,850
Municipal obligations	—	92,247	22,848	115,095
U.S. government agency obligations	3,457	41,080	—	44,537
Corporate obligations	—	48,889	—	48,889
Other	769	11,000	—	11,769

	$15,951	$193,216	$24,973	$234,140

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

	Level 1	Level 2	Level 3	Total
Other Assets
REO and other repossessed assets	$—	$25,698	$15,740	$41,438
Investment partnerships	—	—	6,856	6,856

	$—	$25,698	$22,596	$48,294

Securities sold, not yet purchased, at market value
Corporate equity securities	$1,229	$—	$—	$1,229
Municipal obligations	—	15	—	15
U.S. government and government agency obligations	49,944	91	—	50,035
Corporate obligations	—	17,209	—	17,209
Other	174	10	—	184

	$51,347	$17,325	$—	$68,672

Grand Total	$27,653	$201,589	$47,569	$276,811

There were no transfers between Level 1 and Level 2 for the three and nine-months ended March 26, 2010.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	REO and Other Repossessed Assets	Investment Partnerships	Total
Beginning balance at June 26, 2009	$1,704	$23,875	$8,124	$5,259	$38,962
Unrealized gains (losses)	(4)	—	(150)	334	180
Transfers into level 3	—	—	1,098	—	1,098
Transfers out of level 3	—	—	(1,725)	—	(1,725)
Purchases	375	—	2,237	—	2,612
Sales	(50)	—	(624)	—	(674)

Ending balance at September 25, 2009	$2,025	$23,875	$8,960	$5,593	$40,453

Unrealized gains (losses)	—	—	—	379	379
Transfers into level 3	—	—	80	—	80
Transfers out of level 3	—	—	(80)	—	(80)
Purchases	150	—	2,988	—	3,138
Sales	—	—	(344)	—	(344)

Ending balance at December 31, 2009	$2,175	$23,875	$11,604	$5,972	$43,626

Unrealized gains (losses)	—	(1,027)	(331)	884	(474)
Transfers into level 3	—	—	1,527	—	1,527
Transfers out of level 3	—	—	(819)	—	(819)
Purchases	—	—	6,100	—	6,100
Sales	(50)	—	(2,341)	—	(2,391)

Ending balance at March 26, 2010	$2,125	$22,848	$15,740	$6,856	$47,569

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

The total unrealized losses for the three-month period ended March 26, 2010 included in earnings that related to assets still held at March 26, 2010 were $474,000. The total unrealized gains for the nine-month period ended March 26, 2010 included in earnings that related to assets still held at March 26, 2010 were $85,000.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

EMPLOYEE BENEFITS

Stock Option Plans. There were no active stock option plans at March 26, 2010. All outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) may still be exercised until their contractual expiration date occurs. No options may be exercised under the SWS Group, Inc. 1997 Stock Option Plan (the “1997 Plan”) as all outstanding options under the 1997 Plan have expired. Options granted under the 1996 Plan have a maximum ten-year term, and all options are fully vested.

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

During the first nine-months of fiscal 2010, the Board of Directors approved grants to various officers and employees totaling 146,844 shares with a weighted average market value of $14.76 per share. In the first nine-months of fiscal 2009, the Board of Directors approved grants to various officers and employees totaling 110,373 shares with a weighted average market value of $17.65 per share. As a result of these grants, SWS recorded deferred compensation in “Additional paid-in capital” of approximately $2,016,000 in fiscal 2010 and $1,757,000 in fiscal 2009. For the three and nine-months ended March 26, 2010, SWS recognized compensation expense related to restricted stock grants of approximately $530,000 and $2,151,000, respectively. For the three and nine-months ended March 27, 2009, SWS recognized compensation expense related to restricted stock grants of approximately $549,000 and $1,611,000, respectively.

At March 26, 2010, the total number of unvested shares outstanding under the Restricted Stock Plan was 294,162 and the total number of shares available for future grants was 383,972.

Deferred Compensation Plan. On November 17, 2009, the stockholders of SWS Group voted to increase the authorized number of shares of SWS Group common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with original maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At March 26, 2010 and June 26, 2009, cash balances included $17,496,000 and $9,125,000, respectively, that were not federally insured because they represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk with respect to such deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. The Bank receives credit for excess balances maintained and receives interest on all such balances. At March 31, 2010 and June 30, 2009, these reserve balances amounted to $8,433,000 and $4,362,000, respectively.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

INVESTMENTS

SWS has interests in three investment partnerships that are accounted for under the equity method, which approximates fair value, as described above. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of March 26, 2010, SWS had contributed $4,400,000 of this commitment. SWS has been notified that it must pay the remaining $600,000 of its commitment by September 2010. SWS has recorded a contingent liability of $600,000 for this capital call. Based on a review of the fair value of this limited partnership investment, SWS determined that its share of the investments made by the limited partnership should be valued at $2,303,000 as of March 26, 2010. As a result of this fair value analysis, SWS recorded a net gain on this investment for the three and nine-months ended March 26, 2010 of $885,000 and $1,263,000, respectively. In comparison, during the three-months ended March 27, 2009, SWS recorded a loss of $153,000 on this investment, consisting of an $847,000 gain on the investment and a $1,000,000 impairment of the commitment. During the nine-months ended March 27, 2009, SWS recorded a loss of $2,619,000 related to this investment.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of March 31, 2010, the Bank had invested $3,000,000 of its aggregate commitment to the two funds. During the three and nine-months ended March 31, 2010, the Bank recorded losses of $1,000 and gains of $334,000, respectively, related to these investments. In comparison, during the three and nine-months ended March 31, 2009, the Bank recorded no change and gains of $162,000, respectively, related to these investments.

SECURITIES HELD TO MATURITY

In the third quarter of fiscal 2010, the Bank purchased Government National Mortgage Association (“GNMA”) securities at a cost of $83,047,000 including a premium of $837,000. The premium is amortized over an average life of 4 years using the interest method. The Bank recorded $25,000 in amortization of the premium for the third quarter of fiscal 2010. During the third quarter of fiscal 2010, the Bank received $596,000 of principal and interest payments, recording $155,000 in interest. Bank management has determined that the investment will be held until maturity. The weighted average yield on this investment is expected to be 2.1%. At March 31, 2010, the recorded value of the GNMA securities was $82,581,000, with a fair value of $82,796,000.

The Bank held additional investment securities from state and political subdivisions that had a recorded value at March 31, 2010 and June 30, 2009 of $6,258,000 and $6,237,000, respectively. The Bank recorded amortization of the discount on these securities of $7,100 and $20,400 for the three and nine-months ended March 31, 2010, respectively. The Bank recorded less than $1,000 of amortization expenses on the discount on these securities for both the three and nine-months ended March 31, 2009. The fair value of these securities as of March 31, 2010 and June 30, 2009 was $6,883,000 and $6,425,000, respectively.

The amortized cost and estimated fair value of investments held to maturity at March 31, 2010, by contractual maturity, are shown below ( in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Investments Held to Maturity
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	266	273
Due from five years to ten years	—	—
Due after ten years	88,573	89,406

	$88,839	$89,679

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 26, 2010, SWS held TLGP bonds with a market value of $61,882,000 and cash of approximately $240,331,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no balances in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at March 26, 2010.

At June 26, 2009, SWS held TLGP bonds with a market value of $15,916,000 and cash of approximately $297,237,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no balances in special reserve bank accounts for the PAIB at June 26, 2009.

SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock of USHS and Westwood, which are classified as marketable equity securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At March 26, 2010 and June 26, 2009, SWS Group held 357,154 shares of common stock of USHS with a cost basis of $914,000. The market value of the USHS shares was $925,000 at March 26, 2010 and $914,000 at June 26, 2009.

At March 26, 2010 and June 26, 2009, SWS Group held 6,454 shares of common stock of Westwood within its deferred compensation plan with a cost basis of $91,000. The market value of the Westwood shares was $242,000 at March 26, 2010 and $271,000 at June 26, 2009.

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

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 26, 2010 and June 26, 2009, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March	June
Receivable
Securities failed to deliver	$33,892	$13,446
Securities borrowed	1,611,879	1,816,657
Correspondent broker/dealers	44,776	22,069
Clearing organizations	19,666	24,044
Other	21,306	16,523

	$1,731,519	$1,892,739

Payable
Securities failed to receive	$32,204	$13,762
Securities loaned	1,539,081	1,777,942
Correspondent broker/dealers	14,264	13,722
Other	32,983	48,118

	$1,618,532	$1,853,544

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At March 26, 2010, SWS had collateral of $1,682,079,000 under securities lending agreements, of which SWS had repledged $1,507,038,000. At June 26, 2009, SWS had collateral of $1,815,518,000 under securities lending agreements, of which SWS had repledged $1,769,499,000.

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

Loans receivable at March 31, 2010 and June 30, 2009 are summarized as follows (in thousands):

	March	June
Loans receivable:
Construction	$135,052	$251,044
Lot and land development	127,056	159,935
Residential mortgage	150,447	129,290
Commercial real estate	504,386	429,208
Multi-family	74,861	50,425
Commercial loans	187,527	129,734
Consumer loans	4,693	4,813

	1,184,022	1,154,449
Unamortized premiums	(789)	(1,116)
Allowance for probable loan losses	(30,395)	(14,731)

	$1,152,838	$1,138,602

Impairment of loans with a recorded investment of approximately $33,934,000 and $18,077,000 has been recognized at March 31, 2010 and June 30, 2009, respectively. The year to date average recorded investment in impaired loans was approximately $31,561,000 for the period ended March 31, 2010 and $4,168,000 for the period ended March 31, 2009. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $69,000 and $2,007,000 at March 31, 2010 and June 30, 2009, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the first nine-months of either fiscal 2010 or fiscal 2009.

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. Total non-accrual loans at March 31, 2010 and June 30, 2009 were $29,742,000 and $30,099,000, respectively. The average recorded investment in non-accrual loans was approximately $29,653,000 during the first nine-months of fiscal 2010 and $21,726,000 during the first nine-months of fiscal 2009. The Bank has not recognized income on non-accrual loans during the three and nine-months ended March 31, 2010 and 2009. No additional funds are committed to be advanced in connection with impaired loans.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 31, 2010 and 2009 is as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2010	2009	2010	2009
Balance at beginning of period	$17,601	$8,931	$14,731	$6,936
Provision for loan losses	25,000	5,734	34,420	8,443
Net charge-offs	(12,206)	(3,534)	(18,756)	(4,248)

	12,794	2,200	15,664	4,195

Balance at end of period	$30,395	$11,131	$30,395	$11,131

The allowance to ending loan balance ratio as of March 31, 2010 and 2009 was 2.57% and 0.99%, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at March 26, 2010 and June 26, 2009, which are carried at market value, include the following (in thousands):

	March	June
Securities owned
Corporate equity securities	$13,850	$9,234
Municipal obligations	115,095	90,923
U.S. government and government agency obligations	44,537	24,824
Corporate obligations	48,889	39,735
Other	11,769	10,314

	$234,140	$175,030

Securities sold, not yet purchased
Corporate equity securities	$1,229	$476
Municipal obligations	15	112
U.S. government and government agency obligations	50,035	28,584
Corporate obligations	17,209	23,247
Other	184	817

	$68,672	$53,236

During the three-months ended March 26, 2010, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’ clearing business. See additional discussion in “Short-Term Borrowings.” Securities pledged as security deposits at clearing organizations were $3,298,000 and $2,998,000 at March 26, 2010 and June 26, 2009, respectively. Additionally, at March 26, 2010 and June 26, 2009, SWS had pledged firm securities valued at $1,035,000 and $1,134,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At March 26, 2010, SWS held reverse repurchase agreements totaling $33,666,000, collateralized by U.S. government and government agency obligations with a market value of approximately $33,388,000. At June 26, 2009, SWS held reverse repurchase agreements totaling $21,622,000, collateralized by U.S. government and government agency obligations with a market value of approximately $21,628,000.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

GOODWILL

SWS performed its annual assessment of the fair value of goodwill during fiscal 2009 in June 2009, and based on the results of the assessment, SWS’ goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

During the first quarter of fiscal 2010, the clearing segment reported a net operating loss of $5,688,000. As a result, SWS performed an analysis of the recoverability of the goodwill within the clearing segment as of September 25, 2009. Based on the analysis, SWS’ goodwill balance for the clearing segment was not impaired. The estimated fair value exceeded book value of the clearing segment by 48%. There were no events in the third quarter of fiscal 2010 that required a review and analysis of the recoverability of goodwill. SWS’ goodwill balance was valued at $7,552,000, of which $4,254,000 was in the clearing segment and $3,298,000 was in the institutional segment.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer its correspondent clients to the Company. This transaction closed in July 2006. $2,382,000 of the maximum agreed upon purchase price of $5,800,000 was paid upon closing with the remainder paid on the one year anniversary of the closing date. SWS paid an additional $2,678,000 in July 2007 under the terms of the agreement. As a result of these transactions, the Company recorded a customer relationship intangible of $5,060,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $236,000 and $707,000, respectively, and $282,000 and $847,000, respectively, of amortization expense for the three and nine-months ended March 26, 2010 and March 27, 2009, respectively. The net intangible asset of $1,027,000 is included in “Other assets” on the consolidated statements of financial condition. SWS performed its annual analysis of the impairment of its intangible asset in June 2009 and based on its analysis, SWS’ intangible asset balance was not impaired. Nothing came to SWS’ attention in the nine-months ended March 26, 2010 that would require SWS to reperform this analysis.

SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $300,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 26, 2010, the amount outstanding under these secured arrangements was $107,000,000, which was collateralized by securities held for firm accounts valued at $157,773,000. At June 26, 2009, the amount outstanding under these secured arrangements was $10,000,000, which was collateralized by securities held for firm accounts valued at $82,615,000.

SWS had $250,000 outstanding under unsecured letters of credit at both March 26, 2010 and June 26, 2009, pledged to support its open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At March 26, 2010 and June 26, 2009, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $143,000 and $286,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

SWS had an additional $500,000 outstanding under an unsecured letter of credit at March 26, 2010 and June 26, 2009, pledged to support its underwriting activities, which bears a 1% commitment fee and is renewable annually at SWS’s option.

In addition to the broker loan lines, at March 26, 2010 and June 26, 2009, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At March 26, 2010 and June 26, 2009, there were no amounts outstanding on this line, other than the $893,000 and $1,036,000, respectively, under unsecured letters of credit referenced above. At March 26, 2010 and June 26, 2009, the total amount available for borrowing was $19,107,000 and $18,964,000, respectively.

At both March 26, 2010 and June 26, 2009, SWS had an irrevocable letter of credit agreement aggregating $42,000,000, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $54,275,000 and $59,428,000 at March 26, 2010 and June 26, 2009, respectively.

On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50,000,000 committed revolving credit facility. The facility includes up to $15,000,000 in unsecured credit. The commitment fee is 37.5 basis points and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain tangible net worth of $150,000,000. As of March 26, 2010, there were no amounts outstanding under the committed revolving credit facility.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At March 26, 2010, approximately $253,436,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $31,679,000 under securities loan agreements. At June 26, 2009, approximately $195,983,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $8,381,000 under securities loan agreements.

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The monies from the line of credit are used by the Bank to support short-term liquidity needs. At March 31, 2010 and June 30, 2009, there were no amounts outstanding on this line of credit.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Dallas Federal Reserve Bank. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate 25 basis points over the federal funds target rate. The total amount available under this line at March 31, 2010 was $105,268,000 and there was no amount outstanding as of that date.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

DEPOSITS

Deposits at March 31, 2010 and June 30, 2009 are summarized as follows (dollars in thousands):

	March		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$67,104	4.7%	$60,463	4.7%
Interest bearing demand accounts	98,976	6.9	84,318	6.5
Savings accounts	1,162,465	80.8	1,030,900	79.8
Limited access money market accounts	39,267	2.7	45,126	3.5
Certificates of deposit, less than $100,000	39,093	2.7	40,172	3.1
Certificates of deposit, $100,000 and greater	31,563	2.2	31,387	2.4

	$1,438,468	100.0%	$1,292,366	100.0%

The weighted average interest rate on deposits was approximately 0.26% at March 31, 2010 and 1.06% at June 30, 2009.

At March 31, 2010, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total

Certificates of deposit, less than $100,000	$29,801	$2,891	$2,323	$826	$3,252	$39,093
Certificates of deposit, $100,000 and greater	22,047	2,983	2,658	411	3,464	31,563

	$51,848	$5,874	$4,981	$1,237	$6,716	$70,656

The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 26, 2010 and June 26, 2009 were $7,873,000 and $4,462,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At March 31, 2010 and June 30, 2009, advances from the FHLB were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$10,075	$5,579
Due within two years	4,971	10,146
Due within five years	53,785	57,875
Due within seven years	4,701	5,522
Due within ten years	7,201	8,111
Due within twenty years	29,177	30,259

	$109,910	$117,492

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

Pursuant to collateral agreements, the advances from the FHLB, with interest rates ranging from 2% to 8%, were collateralized by approximately $479,000,000 of collateral value (as defined) in qualifying first mortgage loans at March 31, 2010 (calculated at December 31, 2009). At June 30, 2009 (calculated at March 31, 2009), advances from the FHLB with interest rates from 2% to 8%, were collateralized by approximately $499,000,000 of collateral value in qualifying first mortgage loans.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 of the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 of the Exchange Act. At March 26, 2010, Southwest Securities had net capital of $121,719,000, or approximately 39.3% of aggregate debit balances, which was $115,525,000 in excess of its minimum net capital requirement of $6,194,000 at that date. Additionally, among other conditions, the net capital rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 26, 2010, Southwest Securities had net capital of $106,235,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Exchange Act Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At March 26, 2010, the net capital and excess net capital of SWS Financial was $1,037,000 and $787,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined or the OTS may require the Bank to apply another measurement of risk-weight that the OTS deems appropriate), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2010 and June 30, 2009, that the Bank met all capital adequacy requirements to which it is subject. Management believes that it is prudent to maintain additional capital during this economic downturn to provide additional support for loan concentrations and potential asset deterioration. To accomplish this, management is targeting a total capital to risk-weighted assets ratio of 12%.

As of March 31, 2010 and June 30, 2009, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010:
Total capital to risk-weighted assets	$167,228	12.4%	$108,269	8.0%	$135,336	10.0%
Tier I capital to risk-weighted assets	150,311	11.1	54,135	4.0	81,202	6.0
Tier I capital to adjusted total assets	150,311	8.8	68,585	4.0	85,731	5.0

June 30, 2009:
Total capital to risk-weighted assets	$155,991	12.1%	$103,216	8.0%	$129,020	10.0%
Tier I capital to risk-weighted assets	141,261	10.9	51,608	4.0	77,412	6.0
Tier I capital to adjusted total assets	141,261	9.1	62,355	4.0	77,944	5.0

EARNINGS PER SHARE (“EPS”)

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three and nine-month periods ended March 26, 2010 and March 27, 2009 (in thousands, except share and per share amounts):

	Three-Months Ended		Nine-Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Net income	$(11,540)	$3,954	$(2,588)	$20,023

Dividends on estimated forfeitures-restricted stock	3	3	8	8

Adjusted net income	$(11,537)	$3,957	$(2,580)	$20,031

Weighted average shares outstanding – basic(* )	32,544,021	27,434,224	29,489,035	27,413,962
Effect of dilutive securities:
Assumed exercise of stock options	—	74,263	—	86,999

Weighted average shares outstanding – diluted	32,544,021	27,508,487	29,489,035	27,500,961

Earnings per share – basic
Net income	$(0.35)	$0.15	$(0.09)	$0.73

Earnings per share – diluted
Net income	$(0.35)	$0.15	$(0.09)	$0.73

(* )

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS.

At March 26, 2010 and March 27, 2009, there were options to acquire approximately 425,400 and 531,000 shares of common stock outstanding under the two stock option plans, respectively. See “Employee Benefits.” As a result of the net loss in both the three and nine-months ended March 26, 2010, all options are anti-dilutive and are not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share. As of March 27, 2009, options to acquire 8,843 shares of common stock were anti-dilutive and were not included in the calculation of weighted average shares outstanding-dilutive.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

Dividends per share for the three-months ended March 26, 2010 and March 27, 2009 were $0.09.

OFFERING OF COMMON STOCK

On October 16, 2009, the Company filed a shelf registration statement with the SEC in the amount of $150,000,000. On December 9, 2009, the Company closed a public offering of 4,347,827 shares of common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase an additional 652,174 shares of common stock to cover over-allotments. The Company generated net proceeds from these common stock offerings, after deducting underwriting discounts and commissions, of approximately $54,354,000.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases common stock under a plan approved by our Board of Directors. Currently, SWS has authorization to repurchase 500,000 shares of common stock from time to time in the open market, expiring February 28, 2011. No shares were repurchased by SWS under this program during the nine-months ended March 26, 2010.

Additionally, the trustee under SWS’ deferred compensation plan periodically purchases common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 15,099 shares in the nine-months ended March 26, 2010, at a cost of approximately $228,000, or $15.09 per share. The plan purchased 20,000 shares in the nine-months ended March 27, 2009, at a cost of approximately $437,000, or $21.83 per share. The plan distributed 453 shares in the nine-months ended March 26, 2010.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 32,100 shares were repurchased with a market value of approximately $459,383, or an average price of $14.31 per share, in the nine-months ended March 26, 2010. In the nine-months ended March 27, 2009, 21,901 shares were repurchased with a market value of $372,899, or an average of $17.03 per share.

SEGMENT REPORTING

SWS operates four business segments:

•

Clearing: The clearing segment provides clearing and execution services (generally on a fully disclosed basis) for general securities broker/dealers, bank affiliated firms and firms specializing in high volume trading.

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

SWS’ segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how the Company manages its resources and assesses its performance. Management assesses performance based primarily on income before income taxes and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’ business segment information is prepared using the following methodologies:

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

The “other” category includes SWS Group, corporate administration and SWS Capital Corporation (“SWS Capital”). SWS Capital is a dormant entity which holds approximately $25,000 of assets. SWS Group is a holding company that owns various investments, including USHS common stock. In March 2009, SWS Group also owned shares of NYX common stock, which were sold in the first quarter of fiscal 2010.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

The following table presents the Company’s operations by the segments outlined above for the three and nine-months ended March 26, 2010 and March 27, 2009:

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail (#)	Institutional(#)	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended March 26, 2010

Operating revenue	$3,539	$26,523	$28,802	$(422)	$581	$59,023
Net intersegment revenues	(207)	235	78	939	(1,045)	—
Net interest revenue	1,386	755	3,800	18,152	(115)	23,978
Net revenues	4,925	27,278	32,602	17,730	466	83,001
Operating expenses	4,829	28,244	23,068	37,852	7,307	101,300
Depreciation and amortization	243	261	141	624	501	1,770
Income (loss) before taxes	96	(966)	9,534	(20,122)	(6,841)	(18,299)

Three-months ended March 27, 2009

Operating revenue	$4,425	$23,569	$43,293	$(28)	$(428)	$70,831
Net intersegment revenues	(226)	276	341	1,269	(1,660)	__
Net interest revenue	998	500	5,545	16,794	0	23,837
Net revenues	5,423	24,069	48,838	16,766	(428)	94,668
Operating expenses	5,331	27,367	31,496	17,095	6,525	87,814
Depreciation and amortization	290	247	124	588	341	1,590
Income (loss) before taxes	92	(3,298)	17,342	(329)	(6,953)	6,854

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail (#)	Institutional(#)	Banking	Other	Consolidated SWS Group, Inc.
Nine-months ended March 26, 2010

Operating revenue	$11,020	$80,430	$109,388	$488	$1,936	$203,262
Net intersegment revenues	(664)	906	900	2,755	(3,897)	—
Net interest revenue	4,327	2,197	12,748	55,300	(203)	74,369
Net revenues	15,347	82,627	122,136	55,788	1,733	277,631
Operating expenses	21,244	83,299	80,352	69,970	27,133	281,998
Depreciation and amortization	730	799	416	1,843	1,444	5,232
Income (loss) before taxes	(5,897)	(672)	41,784	(14,182)	(25,400)	(4,367)
Assets(* )	371,065	186,558	1,903,873	1,704,279	26,286	4,192,061

Nine-months ended March 27, 2009

Operating revenue	$16,352	$78,871	$112,105	$542	$(7,676)	$200,194
Net intersegment revenues	(717)	804	727	5,407	(6,221)	__
Net interest revenue	4,420	2,127	29,732	46,138	1	82,418
Net revenues	20,772	80,998	141,837	46,680	(7,675)	282,612
Operating expenses	16,524	81,279	89,458	40,102	22,070	249,433
Depreciation and amortization	869	666	362	1,478	1,015	4,390
Income (loss) before taxes	4,248	(281)	52,379	6,578	(29,745)	33,179
Assets(*)	314,686	182,779	1,819,099	1,490,476	20,808	3,827,848

(* )	Assets are reconciled to total assets as presented in the March 26, 2010 and March 27, 2009 consolidated statements of financial condition as follows (in thousands):

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

	March 26, 2010	March 27, 2009
Amount as presented above	$4,192,061	$3,827,848
Reconciling items:
Unallocated assets:
Cash	8,428	11,351
Receivables from brokers, dealers and clearing organizations	55,478	49,159
Receivable from clients, net of allowances	17,849	18,703
Other assets	17,172	27,091
Unallocated eliminations	(2,582)	(13,481)

Total assets	$4,288,406	$3,920,671

(#)

SWS reorganized certain operations in its Pacific Coast division which resulted in the transfer of the Pacific Coast trading operation to the institutional segment from the retail segment. As a result, the financial information for the Company’s three and nine-months ended March 27, 2009 has been reclassified to reflect the transfer of the trading operations to the institutional segment from the retail segment.

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

Venture Capital Funds. SWS has committed to invest $5,000,000 in a limited partnership venture capital fund. As of March 26, 2010, SWS had contributed $4,400,000 of its commitment. SWS has been notified that it must pay the remaining $600,000 of its commitment by September 2010. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of March 31, 2010, the Bank had invested $3,000,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total potential liabilities on open underwritings at March 26, 2010 were $1,344,000.

Guarantees. The Bank has issued stand-by letters of credit primarily for real estate development purposes. As of March 31, 2010, the maximum potential amount of future payments the Bank could be required to make under the letters of credit was $1,142,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become part of the fully collateralized loans with total repayment. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

In the normal course of business, the mortgage origination division of the Bank sells the majority of mortgage loans it originates in the secondary market. As a part of these sales, the Bank makes certain representations and warranties to the purchaser. If these representations and warranties are breached, the Bank may be required to repurchase these loans, at which time the Bank would be responsible for any subsequent credit losses. In addition, there are occasions when the warehouse lending division of the Bank may have customers that cease to do business. When this occurs and loans are still outstanding and not sold related to that particular customer, the Bank will engage in a thorough review of the file documentation. If this documentation proves to be adequate, the Bank will market the loans directly to permanent investors using agreements and relationships already established. Any subsequent credit losses related to loans repurchased as a result of a breach in representations and warranties to the investor would be recorded through the allowance for loan losses.

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

ASC 810-10-65, “Transition Related to FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).” In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether a company is the primary beneficiary of any variable interest entities to which it is a party. ASC 810-10-65 is effective for interim and annual reporting periods ending after November 15, 2009, SWS’ fiscal 2011. SWS is assessing the impact of this new guidance on its financial statements and processes.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Nine-Months Ended March 26, 2010 and March 27, 2009

(Unaudited)

AFFILIATE TRANSACTIONS

Two directors own approximately 64% of the ownership interests of a local bank and one of SWS’ executive officers owns less than 1% of the ownership interests in this bank. The Bank sold loan participations in fiscal 2005 and 2006 with outstanding balances of $2,034,000 and $3,450,000 at March 31, 2010 and June 30, 2009, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $32,000 and $109,000 for the three and nine-months ended March 31, 2010, respectively, and $51,000 and $226,000 for the three and nine-months ended March 31, 2009, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks.

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

Our fixed income sales and trading group specializes in trading and underwriting U.S. government and agency bonds, corporate bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products. The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions. Our equity trading department focuses on providing best execution for equity and option orders for clients. We also execute institutional portfolio trades and are a market maker in a limited number of listed securities.

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

The “other” category includes SWS Group, Inc. (“SWS Group”), corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”). At March 27, 2009, SWS Group also owned NYSE Euronext, Inc. (“NYX”) common stock, which was sold in the first quarter of fiscal 2010.

Growth Strategy

Regional Focus

Our retail brokerage and banking businesses focus on the Southwestern United States and we seek to grow these businesses primarily in the Southwestern United States. We believe our current focus on the Dallas, Houston, Los Angeles and San Francisco markets will provide a good base to expand across the Southwest. We enjoy a competitive advantage in these target markets as our tailored customer service and regional expertise allow us to more effectively capitalize on the high growth potential in these regions.

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

Capitalize on Recent Dislocation in Financial Industry

The recent economic turmoil and upheaval in the credit markets resulted in significant dislocation in our industry. We believe this presents a time of opportunity for us. The considerable changes and challenges that many larger national firms are experiencing give us an advantage in hiring highly qualified and experienced bankers and financial advisors who have either become dislocated by or disheartened with their current employer. Bankers and financial advisors at these firms are faced with the challenge of convincing customers that their parent firm is strong and financially stable despite negative media coverage. These financial professionals now consider regional firms like ours as serious alternatives for their business. Our pipeline of new recruits and the quality of new recruits has increased significantly over the past two years. We may also seek growth through acquisitions to the extent attractive opportunities exist.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past 24 months. As of March 26, 2010, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average (the “DJIA”) up 40%, the Standard & Poor’s 500 Index (“S&P 500”) up 43% and the NASDAQ Composite Index (“NASDAQ”) up 55%. These three indices have shown a steady increase from the beginning of our fiscal 2010 with increases of 29% in the DJIA, 27% for the S&P 500 and 30% of the NASDAQ Composite Index. In contrast the average daily volume on the New York Stock Exchange declined during our third quarter of fiscal 2010, decreasing 36% over the same period last fiscal year and 35% for the first nine-months of fiscal 2010 compared to fiscal 2009. Despite the current rally in the equity markets, the economic environment is challenging, with the national unemployment rate at approximately 9.7% at the end of March 2010, a decrease from the high of 10% at the end of December 2009. The Federal Reserve Board (“FRB”) reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and has not yet begun increasing rates. Most economists do not expect the federal funds rate will increase significantly during the fourth quarter of fiscal 2010.

The disruptions and developments in the general economy and the credit markets over the past 24 months have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. For example, the U.S. government provided capital to rescue the operations of Fannie Mae, Freddie Mac and American International Group, Inc. (“AIG”) while allowing Lehman Brothers (“Lehman”) to fail. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under the caption “Regulatory Matters.”

Investors initially responded to the volatile markets with a flight to quality which, in turn, reduced yields on short-term U.S. treasury securities and produced a dramatic reduction in commercial paper issuance. Investors are slowly moving back to higher yielding investments, but this has been a slow progression.

While many economists believe the recession ended some time during the first quarter of fiscal 2010, unemployment and tight credit markets continue to create an unstable economic environment, and there is no guarantee that conditions will not worsen again. All of these factors have had an impact on our banking and brokerage operations.

Impact of Credit Markets

Brokerage. On the brokerage side of the business, reduced volatility in the credit and mortgage markets, reduced interest rates and reduced volume in the stock markets continued to have an impact on several aspects of our business primarily related to valuation of securities, liquidity, counterparty risk, depressed net interest margins and reduced investor interest in maintaining or originating margin loans.

Valuation of Securities

In order to take advantage of attractive tax-free yields for the company, we began investing in certain auction rate municipal bonds in the spring of 2008. At the end of the third quarter of fiscal 2010, we held $22.8 million of auction rate municipal bonds, which represented one security and 19.9% of our municipal obligations portfolio at March 26, 2010. This security is an investment grade credit, was valued at 95.7% of par, and as of March 26, 2010, was yielding less than 1% per year. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. The company currently has the ability to hold this investment. While we expect the issuer of this bond to refinance its debt when interest rates rise, there can be no certainty that this refinancing will occur. As the three month LIBOR (and rates in general) are forecasted to remain relatively flat for the next nine to twelve months, we do not expect the issuer of this bond to refinance its debt over the next nine to twelve months. We believe valuation of this bond at 95.7% of par appropriately reflects a discount for the current lack of liquidity in this investment.

Our customers also own $2.7 million in auction rate bonds as well as approximately $24.1 million in auction rate preferred securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

We also trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. Inventories of these securities are priced using a third-party pricing service and are reviewed monthly to ensure reasonable valuation. At March 26, 2010, we held mortgage and asset-backed securities of approximately $18.5 million included in “securities owned, at market value” on the consolidated statements of financial condition.

We have one investment in a venture capital investment partnership which we account for on the equity method of accounting, which approximates fair value. This venture capital fund invests in small businesses in various stages of development and operating in a variety of industries. After several quarters of losses, during the three and nine-months ended March 26, 2010, we recorded gains of $885,000 and $1.3 million on this investment. At March 26, 2010, this investment was recorded at $2.3 million.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. All but $50 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced reductions in our borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. All of these actions have had a negative impact on our liquidity. Should our lenders take additional similar actions, the cost of conducting our business will increase and our volume of business could be limited. To address this liquidity risk, on January 29, 2010, we entered into a $50 million committed credit facility with a national bank, with unsecured borrowing capability of $15 million. Currently, we have not borrowed under this facility.

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

Bank. The Bank has experienced deterioration in its real estate loan portfolio for the past 24 months. This deterioration was initially limited to the Bank’s residential construction portfolio. However, as the recession lengthened, deterioration in credit quality began to appear in the Bank’s commercial real estate loan portfolio. This deterioration accelerated in the third quarter of fiscal 2010 as our North Texas customers began to experience more significant economic problems from the continuing recession. Indicators of the accelerating deterioration include significant declines in property values, reclassification of criticized assets to classified assets, increased charge-offs and continuing declines in banking industry statistics. Criticized assets are assets that reflect developing adverse trends and classified assets are assets that reflect well defined weaknesses.

Appraisals received at the end of the second quarter and through the third quarter of fiscal 2010 also exhibited more conservative valuation methodologies than in prior periods which adversely affected collateral values. In addition, capitalization rates, defined as net operating income divided by cost or value of the property, increased significantly in a flat interest rate environment, resulting in overall lower collateral valuations. These lower valuations resulted in increased write-downs of our REO properties from $777,000 and $1.0 million for the three and nine-months ended March 31, 2009, respectively to $1.7 million and $3.6 million for the three and nine-months ended March 31, 2010, respectively.

The deterioration was further evidenced by the progression of criticized assets to classified assets. Classified assets increased significantly during the third quarter from $93.2 million at December 31, 2009 to $124.4 million at March 31, 2010, a 33.5% increase, which led to increased net charge-offs during the third quarter of fiscal 2010. Total charge-offs for the third quarter of fiscal 2010 were $12.2 million of which 98.7% were real estate related. Non-performing assets increased $12.6 million from December 31, 2009 and $21.1 million from June 30, 2009 to $77.2 million at March 31, 2010, or 4.5% of total assets.

Banking industry national statistics for the fourth calendar quarter of 2009, which became available in the third fiscal quarter of 2010, evidenced continued deterioration in the industry. Fourth calendar quarter of 2009 data published by the Federal Reserve indicated real estate charge-off rates for real estate loans increased from 2.41% in the third calendar quarter of 2009 to 2.88% in the fourth calendar quarter of 2009. Charge-off rates for total loans increased from 2.84% in the third calendar quarter of 2009 to 3.04% in the fourth calendar quarter of 2009. Banking industry national delinquency rates also increased for real estate loans from 8.8% in the third calendar quarter of 2009 to 9.69% in the fourth calendar quarter of 2009. Total loan delinquencies increased from 6.87% to 7.72% in the fourth calendar quarter of 2009.

Unemployment, both nationally and in Texas, remains at elevated levels causing continuing economic distress.

After consideration of all of theses factors, the Bank determined that a $25.0 million loan loss provision was required for the third quarter of fiscal 2010, bringing the Bank’s loan loss allowance to $30.4 million or 2.57% of loans held for investment at March 31, 2010. We expect the allowance to be at a 2.5% level of ending loan balances held for investment until non-performing assets begin to decline. Stabilization of non-performing assets and loss levels are largely dependent on the North Texas economy and employment levels. Until employment levels improve in North Texas, we do not expect meaningful improvement in the credit quality of our loan portfolio.

To address the deterioration in the Bank’s real estate loan portfolio, management has taken actions to reduce the level of problem assets and has established a focused and conservative lending strategy, including restrictions on originating certain types of loans. Actions taken include restricting lending for certain loan categories, providing additional experienced staff in the special assets department and expanding the Bank’s loan workout and marketing strategies. Additionally, loan concentration guidelines have been modified to limit the Bank’s exposure in commercial real estate, residential construction and lot and land development loans.

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

In 2009, President Barack Obama laid out a comprehensive regulatory reform plan aiming to modernize and protect the integrity of the U.S. financial system. Among other things, the plan contemplates increased supervision, consumer protection and higher capital requirements for financial institutions. Various bills have been introduced in both the U.S. House of Representatives and the U.S. Senate to implement portions of the Obama plan as well as offer alternative approaches to financial reform. On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009 (H.R. 4173) (the “House Bill”), which includes portions of the Obama plan. The U.S. Senate is considering various bills which differ from the House Bill. On March 15, 2010, the Senate Banking Committee approved the Restoring American Financial Stability Act of 2010 (the “Senate Bill”). Among other things, the Senate Bill would (i) create a Financial Stability Oversight Council, (ii) establish a process for winding down failing companies that pose systemic risk using the FDIC as receiver, (iii) expand the SEC’s authority over hedge fund advisors, (iv) create the Office of National Insurance within the Department of the Treasury, (v) regulate over-the-counter derivatives markets, (vi) improve the regulation of payment, clearing and settlement systems, (vii) amend the authority of the SEC to improve investor protection and the regulation of securities and (viii) establish a Bureau of Consumer Financial Protection within the Board of Governors of the Federal Reserve System. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Securities Regulation. The securities industry in the United States is subject to extensive regulation under federal and state laws and regulations. Our U.S. broker/dealer subsidiaries are registered as such with the SEC and with the Financial Industry Regulatory Authority, Inc. (“FINRA”). Self-regulatory organizations such as FINRA have also enacted rules (which are subject to approval by the SEC) for governing the industry. Securities firms are subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities, Inc. (“Southwest Securities”) and SWS Financial Services, Inc. are registered in all 50 states and the District of Columbia. Southwest Securities is also registered in Puerto Rico. Federal and state authorities, as well as state regulatory authorities, have the power to undertake periodic examinations of our securities broker/dealer operations for the purpose of assuring our compliance with the applicable rules and regulations.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, sales methods and conduct, experience and training requirements for certain employees, the conduct of investment banking and research activities, and the manner in which we prevent and detect money-laundering activities. As a policy matter, the regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or stockholders. Legislation and changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer firm, its officers or employees.

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

Compliance with the net capital requirements may limit our operations requiring the intensive use of capital. Such requirements require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker/dealer subsidiaries, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require us to make substantial capital contributions into one or more of our broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule. As of March 26, 2010, Southwest Securities had regulatory net capital, as defined by Exchange Act Rule 15c3-1, of $121.7 million, which exceeded the amounts required by $115.5 million. However, the amount of such net excess capital may change dramatically within short periods of time.

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

As a savings and loan holding company, we are subject to regulation by the Office Thrift Supervision (the “OTS”) The Bank is subject to regulation and examination by the OTS (its primary federal regulator). The OTS has broad authority to prohibit activities of holding companies, federal savings banks, their non-banking subsidiaries, directors, officers and other institution affiliated parties (such as attorneys and accountants) that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. The OTS can assess civil money penalties for violations of law, OTS orders, written conditions or written agreements with the OTS, as well as certain activities conducted on a “knowing and reckless” basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.375 million for each day the activities continue.

Included in the House Bill and the Senate Bill are provisions that transfer the functions of the OTS (other than consumer protection) as they relate to the Bank to the Office of the Comptroller of the Currency (the “OCC”). Under the House Bill, supervision of the Company would be transferred to the Board of Governors of the Federal Reserve System. Under the Senate Bill, supervision of the Bank would be transferred to the OCC. Bank management is actively analyzing the potential impact of the proposed legislation.

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

Federal statutes and OTS regulations have also established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is treated as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier 1 risk-based capital ratio is at least 6.00%, its leverage ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. As of March 31, 2010, the Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as a well-capitalized institution – the Bank’s risk-based capital ratio was 12.4%, its Tier 1 risk-based capital ratio was 11.1% and its leverage ratio was 8.8%. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Management and the OTS agree that it is prudent to maintain additional capital during the current economic downturn to provide additional support for loan concentrations and potential asset deterioration. To accomplish this, management is targeting a total capital to risk-weighted assets ratio of 12%.

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

The FDIC insures the deposits of the Bank to the applicable maximum in each account, and such insurance is backed by the full faith and credit of the United States government. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the temporary increase in the standard maximum insurance amount to $250,000 per depositor was extended through December 31, 2013. The coverage amount will return to $100,000 per depositor on January 1, 2014.

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

Under the TAGP, the FDIC will provide full FDIC deposit insurance coverage for non-interest-bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than one half of one percent (0.5%) interest per annum, and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions. Participating institutions pay an assessment on the balance of each covered account in excess of $250,000. The assessment rate is 10 basis points (annualized) through December 31, 2009 (the original TAGP expiration date) and for the period from January 1, 2010 through December 31, 2010 it will be either 15 basis points, 20 basis points or 25 basis points, depending upon the Risk Category assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the original TAGP that wished to opt-out of the TAGP extensions from January 1, 2010 through December 31, 2010 was required to submit its opt-out election to the FDIC on or before November 2, 2009 (for the first extension) or on or before April 30, 2010 (for the second extension). The Bank participated in the original TAGP and opted-out of both extensions; therefore its participation ended on December 31, 2009.

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The Bank’s special assessment amount was $708,808 and it was collected on September 30, 2009.

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

The Fair and Accurate Credit Transaction Act of 2003 directed the federal banking agencies and the Federal Trade Commission, among other requirements, to issue joint regulations and guidelines regarding the detection, prevention and mitigation of identity theft, including special regulations requiring debit and credit card issuers to validate notifications of changes of address under certain circumstances. The final rules require each financial institution that holds any consumer account or other account where there is a reasonably foreseeable risk of identity theft, to develop and implement an Identity Theft Prevention Program for combating identity theft in connection with new and existing accounts prior to November 1, 2008. The Bank implemented an identity theft policy and program, an information security and privacy policy, as well as interagency guidelines on identity theft detection, prevention, and mitigation.

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

The Community Reinvestment Act (“CRA”) requires that the Bank help meet the credit needs of the communities it serves, including low-to-moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial non-compliance. In the most recent examination, the Bank received a “Satisfactory” CRA rating from the OTS. The Bank has committed $5,000,000 to two investments in limited partnership equity funds as a cost effective way of meeting its obligations under the CRA. As of March 31, 2010, the Bank has invested $3,000,000 of its aggregate commitment to the two funds.

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

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions, their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OTS may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

Events and Transactions

Several material events and transactions impacted the results of operations in the periods presented. A description of the transactions and the impact on our results are discussed below.

Increase in provision for loan losses. The provision for loan loss increased $19.3 million for the three-months ended March 31, 2010 and $26.0 million for the nine-months ended March 31, 2010, resulting in an allowance for loan loss of $30.4 million at March 31, 2010. See discussion in “Overview—Business Environment—Impact of Credit Markets—Bank.”

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

RESULTS OF OPERATIONS

Consolidated

Net loss for the three and nine-month periods ended March 26, 2010 was $11.5 million and $2.6 million, respectively, a decrease of $15.5 million and $22.6 million, respectively, from net income for the comparable three and nine-month periods ended March 27, 2009. The three and nine-month periods ended March 26, 2010 and March 27, 2009 contained 58 and 188 and 59 and 188 trading days, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-month periods ended March 26, 2010 compared to the three and nine-month periods ended March 27, 2009 (dollars in thousands):

	Three-Months Ended		Nine-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$75	3%	$(942)	(11)%
Commissions	(11,145)	(24)	(15,435)	(11)
Net interest	141	1	(8,049)	(10)
Investment banking, advisory and administrative fees	521	7	(1,545)	(6)
Net gains on principal transactions	(3,690)	(32)	10,123	46
Other	2,431	75	10,867	177

	(11,667)	(12)	(4,981)	(2)

	Three-Months Ended		Nine-Months Ended
	Amount	% Change	Amount	% Change
Operating expenses:
Commissions and other employee compensation	$(8,539)	(14)%	$(2,563)	(1)%
Occupancy, equipment and computer service costs	33	—	1,350	6

Communications	4	—	90	1
Floor brokerage and clearing organization charges	257	34	274	10
Advertising and promotional	(294)	(25)	(59)	(2)
Provision for loan loss	19,266	336	25,977	308
Other	2,759	42	7,496	32

	13,486	15	32,565	13

Pre-tax income	$(25,153)	(367)%	$(37,546)	(113)%

Net revenues decreased for the third quarter of fiscal 2010 by $11.7 million as compared to the same period of fiscal 2009. The largest component of the decrease was in commissions. The $11.1 million decrease in commissions was due primarily to a $13.5 million decrease in commissions in the institutional segment, primarily in the taxable fixed income business, as a result of tighter spreads and reduced market volatility. There was also a $3.7 million decrease in net gains on principal transactions. The decrease in net gains on principal transactions was driven primarily by a decrease in taxable fixed income gains due to an extremely volatile market in the same quarter of the prior fiscal year and a write-down in the fair value of our auction rate securities by $1.0 million. These decreases were offset by a $2.4 million increase in other revenue. The increase in other revenue was due primarily to an increase in the value of investments in our deferred compensation plan of $585,000, a gain in the third quarter of fiscal 2010 of $885,000 related to a limited partnership venture capital fund as compared to a loss in the prior fiscal year third quarter of $153,000 and a $1.2 million increase in the sale of insurance products in our retail business.

Net revenues decreased for the first nine-months of fiscal 2010 by $5.0 million as compared to the same period of fiscal 2009. The largest components of the decrease were commissions of $15.4 million, net interest of $8.0 million and investment banking, advisory and administrative fees of $1.5 million. The decrease in commissions was due to lower commissions in the institutional segment, primarily in the taxable fixed income business, as a result of tighter spreads and reduced market volatility. The decrease in net interest was due to a 74 basis point decrease in the spread in the institutional segment’s securities lending business. Additionally, net interest decreased due to reduced investment in tax-exempt municipal auction rate bonds in our municipal business. The decrease in investment banking, advisory and administrative fees was due to closing Tower Asset Management, LLC in the prior fiscal year, which reduced fees in our retail segment by $3.0 million. This decrease in investment banking, advisory and administrative fees was offset primarily by an increase in the institutional segment due to unit investment trusts (“UIT”) underwriting activity in the taxable fixed income business, fees generated from competitive underwritings in the municipal business and advisory fees in our corporate finance business. These decreases were offset by a $10.1 million increase in net gains on principal transactions and a $10.9 million increase in other revenue. The increase in net gains on principal transactions was primarily in the institutional segment and resulted from broader product offerings in fiscal year 2010 as compared to fiscal year 2009 offset by a write-down in the fair value of our auction rate securities of $1.0 million. The increase in other revenue was due primarily to (i) the elimination of M.L. Stern LLC’s deferred compensation plan which produced a loss of $1.2 million in the prior fiscal year; (ii) an increase in the sale of insurance products of $2.2 million; (iii) an increase in the value of our deferred compensation plan of $4.0 million and (iv) a gain of $1.3 million related to a limited partnership venture capital fund compared to a loss of $2.6 million in the prior fiscal year.

Operating expenses increased $13.5 million for the three-months ended March 26, 2010 as compared to the same period of fiscal 2009. The largest increase was the provision for loan loss of $19.3 million and other expenses of $2.7 million. The increase for the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Credit Markets—Bank.” The increase in other expenses was due to (i) an increase in the Bank’s REO provision of $911,000; (ii) a $691,000 increase in loan collections and other real estate expense; and (iii) an increase in the DIF assessment of $841,000. These increases were offset by a decrease in commission expense of $8.5 million primarily in the institutional segment resulting from a corresponding decrease in commission revenue.

Operating expenses increased $32.6 million for the nine-months ended March 26, 2010 as compared to the same period of fiscal 2009. The largest increase was the provision for loan loss of $26.0 million and other expenses of $7.5 million. The increase for the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Credit Markets—Bank.” The increase in other expenses was due to (i) a $6.3 million loss incurred in the clearing segment in the first quarter of fiscal 2010 from a correspondent’s short sale of securities; (ii) an increase in the Bank’s REO provision of $2.6 million; (iii) a $2.2 million increase in loan collections and other real estate expenses; and (iv) a $1.5 million increase in the DIF assessment. Additionally, in last fiscal year’s comparable period, other expenses included a $5.4 million write-off related to the Lehman stock loan deficit. This increase in other expenses was offset by a decrease in commissions and other employee compensation of $2.6 million driven by a decrease in commission and incentive compensation in our institutional segment as a result of lower revenues. The decrease in commission and other employee compensation in our institutional segment was offset by an increase in salaries to our corporate employees and deferred compensation expense related to our restricted stock plan resulting from acceleration in the vesting of restricted stock for retired directors and terminated executive management.

Net Interest Income

We generate net interest income from our brokerage segments and our banking segment. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts. The components of interest earnings are as follows for the three and nine-month periods ended March 26, 2010 and March 27, 2009 (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Brokerage	$5,826	$7,043	$19,069	$36,280
Bank(1)	18,152	16,794	55,300	46,138

Net interest	$23,978	$23,837	$74,369	$82,418

(1)	The net interest reported for the Bank is for the periods ended March 31, 2010 and 2009.

For the three and nine-months ended March 26, 2010 and March 27, 2009, net interest income from our brokerage entities accounted for approximately 7%, 8%, 7% and 13% of our net revenues, respectively. Net interest for the Bank is discussed in the Banking segment discussion below.

Average balances of interest-earning assets and interest-bearing liabilities in the broker/dealer operations are as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Average interest-earning assets:
Customer margin balances	$175,000	$161,000	$165,000	$191,000
Assets segregated for regulatory purposes	311,000	252,000	311,000	297,000
Stock borrowed	1,826,000	1,879,000	1,893,000	2,157,000

Average interest-bearing liabilities:
Customer funds on deposit	386,000	360,000	383,000	422,000
Stock loaned	1,753,000	1,835,000	1,831,000	2,118,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the nine-months ended March 26, 2010, income tax benefit (effective rate of 40.8%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to loss before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment and increases in the value of company-owned life insurance.

Segment Information

The following is a summary of the increases (decreases) in net revenues and pre-tax income by segment for the three and nine-month periods ended March 26, 2010 compared to the three and nine-month periods ended March 27, 2009 (dollars in thousands):

	Three-Months Ended
	March 26, 2010	March 27, 2009	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$4,925	$5,423	$(498)	(9)%
Retail	27,278	24,069	3,209	13
Institutional	32,602	48,838	(16,236)	(33)
Banking	17,730	16,766	964	6
Other	466	(428)	894	(209)

Total	$83,001	$94,668	$(11,667)	(12)%

Pre-tax income (loss):
Clearing	$96	$92	$4	4%
Retail	(966)	(3,298)	2,332	71
Institutional	9,534	17,342	(7,808)	(45)
Banking	(20,122)	(329)	(19,793)	>100
Other	(6,841)	(6,953)	112	2

Total	$(18,299)	$6,854	$(25,153)	(367)%

	Nine-Months Ended
	March 26, 2010	March 27, 2009	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$15,347	$20,772	$(5,425)	(26)%
Retail	82,627	80,998	1,629	2
Institutional	122,136	141,837	(19,701)	(14)
Banking	55,788	46,680	9,108	20
Other	1,733	(7,675)	9,408	123

Total	$277,631	$282,612	$(4,981)	(2)%

Pre-tax income (loss):
Clearing	$(5,897)	$4,248	$(10,145)	(239)%
Retail	(672)	(281)	(391)	(139)
Institutional	41,784	52,379	(10,595)	(20)
Banking	(14,182)	6,578	(20,760)	(316)
Other	(25,400)	(29,745)	4,345	15

Total	$(4,367)	$33,179	$(37,546)	(113)%

Clearing:

Three-months Ended:

The following is a summary of the results for the clearing segment for the three-months ended March 26, 2010 as compared to the three-months ended March 27, 2009 (dollars in thousands):

	Three-Months Ended
	March 26, 2010	March 27, 2009	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,475	$2,400	$75	3%
Net interest	1,386	998	388	39
Other	1,064	2,025	(961)	(47)

Net revenues	4,925	5,423	(498)	(9)

Operating expenses	4,829	5,331	(502)	(9)

Pre-tax income	$96	$92	$4	4%

Average customer margin balance	$97,000	$85,000	$12,000	14%

Average customer funds on deposit	$203,000	$212,000	$(9,000)	(4)%

The following table reflects the number of client transactions processed for the three-months ended March 26, 2010 and March 27, 2009 and the number of correspondents at the end of each three-month period.

	Three-Months Ended
	March 26, 2010	March 27, 2009
Tickets for high-volume trading firms	252,360	524,256
Tickets for general securities broker/dealers	225,609	204,223

Total tickets	477,969	728,479

Correspondents(*)	183	183

(*)	In evaluating correspondent relationships, we determined that certain clearing accounts, while not officially terminated, have become inactive. Consequently, we have revised our definition of correspondent and have excluded these dormant relationships in our correspondent count for both periods presented.

In the three-months ended March 26, 2010 as compared to the three-months ended March 27, 2009, the clearing segment posted an increase in clearing fee revenue of 3%, a decrease in net revenue of 9% and an increase in pre-tax income of 4%.

For the three-months ended March 26, 2010 as compared to the three-months ended March 27, 2009, tickets processed for high-volume trading firms decreased 52% while tickets processed for general securities broker/dealers increased by 10%. The decrease in high-volume tickets is primarily due to one of our former correspondents consolidating their business at another clearing firm. The reduction in tickets from high-volume firms caused an increase in revenue per ticket from $3.30 for the third quarter of fiscal 2009 to $5.18 for the third quarter of fiscal 2010.

Net interest revenue in the clearing segment increased 39% for the three-months ended March 26, 2010 over the same period last fiscal year. Net interest increased due to an increase in the spread we earn on customer deposits and an increase in customer balances.

Other revenue, primarily made up of fees from money market funds, decreased $961,000 for the three-months ended March 26, 2010 as compared to the same period last fiscal year. This decrease was due to a 66% decrease in the administrative fee income earned by the clearing segment from the money market providers. This fee income decreased due to a reduction in short-term interest rates resulting in a reduction of our revenue sharing with various money market funds.

Operating expenses decreased for the three-months ended March 26, 2010 as compared to the same period last fiscal year primarily due to a decrease in commissions and other employee compensation of $550,000. This decrease was due to a decrease in salary expenses of $133,000, as well as a decrease in incentive compensation of $365,000 primarily related to reduced headcount, including the termination of the head of our clearing segment.

Nine-months Ended:

The following is a summary of the results for the clearing segment for the nine-months ended March 26, 2010 as compared to the nine-months ended March 27, 2009 (dollars in thousands):

	Nine-Months Ended
	March 26, 2010	March 27, 2009	Increase/ (Decrease)	% Change
Net revenue from clearing services	$7,830	$8,769	$(939)	(11)%
Net interest	4,327	4,420	(93)	(2)
Other	3,190	7,583	(4,393)	(58)

Net revenues	15,347	20,772	(5,425)	(26)

Operating expenses	21,244	16,524	4,720	29

Pre-tax income (loss)	$(5,897)	$4,248	$(10,145)	(239)%

Average customer margin balance	$95,000	$106,000	$(11,000)	(10)%

Average customer funds on deposit	$204,000	$263,000	$(59,000)	(22)%

The following table reflects the number of client transactions processed for the nine-months ended March 26, 2010 and March 27, 2009.

	Nine-Months Ended
	March 26, 2010	March 27, 2009
Tickets for high-volume trading firms	1,036,849	7,922,473
Tickets for general securities broker/dealers	695,228	661,007

Total tickets	1,732,077	8,583,480

The clearing segment posted a decrease in net revenue of 26% and a decrease in pre-tax income of 239% for the nine-months ended March 26, 2010 over the same period last fiscal year.

For the nine-months ended March 26, 2010 over the same period last fiscal year, tickets processed decreased substantially while clearing fee revenue decreased only 11%. Decreased volume from daytrading customers was the primary driver of this change. Revenue per ticket was $1.02 for the first nine-months of fiscal 2009 versus $4.52 for the first nine-months of fiscal 2010.

Net interest revenue in the clearing segment decreased 2% for the nine-months ended March 26, 2010 over the same period last fiscal year. Net interest decreased primarily due to the 10% decline in margin balances in the clearing segment.

Operating expenses were up for the nine-months ended March 26, 2010 as compared to the same period last fiscal year due primarily to an increase in other expenses of $5.8 million. This increase was due to a $6.3 million loss incurred on a correspondent’s short sale of securities in the first quarter of fiscal 2010 as well as increased legal expenses of $1.0 million related thereto. This increase was partially offset by a decrease in information technology and operating expenses of $1.3 million.

Retail:

Three-months Ended:

The following is a summary of the results for the retail segment for the three-months ended March 26, 2010 as compared to the three-months ended March 27, 2009 (dollars in thousands):

	Three-Months Ended
	March 26, 2010	March 27, 2009	% Change
Private Client Group (“PCG”)
Commissions	$14,290	$12,968	10%
Advisory fees	1,316	1,509	(13)
Insurance products	1,488	915	63
Other	103	(115)	190
Net interest revenue	552	377	46

	17,749	15,654	13

Independent registered representatives (“SWS Financial”)
Commissions	6,026	5,022	20
Advisory fees	622	686	(9)
Insurance products	1,470	886	66
Other	217	157	38
Net interest revenue	203	132	54

	8,538	6,883	24

	Three-Months Ended
	March 26, 2010	March 27, 2009	% Change
Other
Commissions	$60	$31	94%
Advisory fees	599	1,274	(53)
Insurance products	276	189	46
Other	56	47	19
Net interest revenue	—	(9)	100

	991	1,532	(35)

Total net revenues	27,278	24,069	13

Operating expenses	28,244	27,367	3

Pre-tax income (loss)	$(966)	$(3,298)	71%

Average customer margin balances	$65,000	$58,000	12%

Average customer funds on deposit	$109,000	$101,000	8%

PCG representatives	207	220	(6)%

SWS Financial representatives	308	310	(1)%

Net revenues in the retail segment increased 13% for the three-months ended March 26, 2010 over the same period last fiscal year due to an increase in commission revenue of $2.4 million and an increase in insurance product sales of $1.2 million. The insurance product sales increases were due to an increase in volume in both our PCG and SWS Financial businesses. These increases were partially offset by a decrease in advisory fees of $932,000. The primary reason for the decrease in advisory fees was due to closing Tower Asset Management, LLC on June 30, 2009, which reduced fees by $871,000. Total customer assets were $13.2 billion at March 26, 2010 and $10.3 billion at March 27, 2009. Assets under management were $564 million at March 26, 2010 versus $740 million at March 27, 2009. The reduction in assets under management was primarily due to closing Tower Asset Management, LLC on June 30, 2009.

Operating expenses increased 3% for the three-months ended March 26, 2010 over the same period last fiscal year. This increase was primarily due to a 5% increase in commission expense, the primary component of operating expenses in the retail segment.

Nine-months Ended:

The following is a summary of the results for the retail segment for the nine-months ended March 26, 2010 as compared to the nine-months ended March 27, 2009 (dollars in thousands):

	Nine-Months Ended
	March 26, 2010	March 27, 2009	% Change
Private Client Group
Commissions	$44,169	$43,839	1%
Advisory fees	4,025	5,123	(21)
Insurance products	3,789	3,003	26
Other	119	(818)	115
Net interest revenue	1,628	1,408	16

	53,730	52,555	2

	Nine-Months Ended
	March 26, 2010	March 27, 2009	% Change
Independent registered representatives
Commissions	$18,666	$16,066	16%
Advisory fees	1,724	2,562	(33)
Insurance products	4,463	3,218	39
Other	636	512	24
Net interest revenue	573	686	(16)

	26,062	23,044	13

Other
Commissions	158	137	15
Advisory fees	1,655	4,382	(62)
Insurance products	855	685	25
Other	170	163	4
Net interest revenue	(3)	32	(109)

	2,835	5,399	(47)

Total net revenues	82,627	80,998	2

Operating expenses	83,299	81,279	2

Pre-tax loss	$(672)	$(281)	(139)%

Average customer margin balances	$59,000	$70,000	(16)%

Average customer funds on deposit	$116,000	$110,000	5%

Customer Deposits at the Bank	$573,433	$446,029	29%

Net revenues in the retail segment increased 2% for the nine-months ended March 26, 2010 over the same period last fiscal year driven by an increase in commission revenue of $2.9 million, an increase in insurance products of $2.2 million and the elimination of M.L. Stern LLC’s deferred compensation plan which produced a loss of $1.2 million in the comparable fiscal 2009 period. The insurance product sales increases were due to an increase in volume in both our PCG and SWS Financial businesses. These increases were partially offset by a decrease in advisory fees of $4.7 million. The primary reason for the decrease in advisory fees was due to (i) closing Tower Asset Management, LLC on June 30, 2009, which reduced fees by $3.0 million and (ii) a reduction in money market fee revenue of $2.7 million offset by increased managed and advisory fee income of $1.4 million due to the increase in assets under management from March 27, 2009 to March 26, 2010, excluding the impact of Tower Asset Management, LLC’s assets under management.

Operating expenses increased 2% for the nine-months ended March 26, 2010 over the same period last fiscal year. This increase was primarily due to an increase in commissions and other employee compensation of $1.7 million, the primary component of operating expense in the retail segment, as well as an increase in information and technology expenses in the retail segment of $1.2 million. These increases were slightly offset by a decrease in communication expense of $668,000.

Institutional:

Three-months Ended:

The following is a summary of the results for the institutional segment for the three-months ended March 26, 2010 as compared to the three-months ended March 27, 2009 (dollars in thousands):

	Three-Months Ended
	March 26, 2010	March 27, 2009	% Change
Commissions
Taxable fixed income	$7,655	$21,615	(65)%
Municipal distribution	3,231	3,592	(10)
Portfolio trading	3,906	3,104	26
Other	5	2	150

	14,797	28,313	(48)

Investment banking fees	5,429	3,142	73
Net gains on principal transactions	8,340	11,605	(28)
Other	236	233	1
Net interest revenue	3,800	5,545	(31)

Total net revenues	32,602	48,838	(33)

Operating expenses	23,068	31,496	(27)

Pre-tax income	$9,534	$17,342	(45)%

Taxable fixed income representatives	31	28	11%

Municipal distribution representatives	24	21	14%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment were as follows (in thousands):

	Three-Months Ended
	March 26, 2010	March 27, 2009
Average interest-earning assets:
Stock borrowed	$1,826,000	$1,879,000

Average interest-bearing liabilities:
Stock loaned	1,753,000	1,835,000

The following table sets forth the number and aggregate dollar amount of municipal new issue bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended March 26, 2010 and March 27, 2009:

	Three-Months Ended
	March 26, 2010	March 27, 2009
Number of Issues	150	107
Aggregate Amount of Offerings	$9,910,318,000	$9,904,255,000

Net revenues from the institutional segment decreased 33% while pre-tax income was down 45% in the three-months ended March 26, 2010 when compared to the three-months ended March 27, 2009. Decreased commissions in the institutional segment of $13.5 million for the three-months ended March 26, 2010 over the same period last fiscal year was due to tighter spreads and reduced volatility primarily in taxable fixed income. This decrease was partially offset by an increase in investment banking fees of $2.3 million. The increase in investment banking fees was due to increased UIT underwriting activity in the taxable fixed income business as well as increased fees generated from advisory services in the corporate finance business.

Net gains on principal transactions were down 28% in the three-months ended March 26, 2010 as compared to the prior fiscal year. Taxable fixed income represented $3.8 million of this decrease. The decrease in taxable fixed income was due to extreme market volatility leading to wider spreads in the prior fiscal year third quarter resulting in higher revenue than in the third quarter of fiscal 2010. This decrease was partially offset by a $637,000 increase from increased customer activity in the municipal fixed income business.

In the three-months ended March 26, 2010, net interest revenue in the institutional segment decreased 31% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This decrease was due to a 33 basis point decline in the spread earned on securities lending balances and a decrease in the average securities lending balance for the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009.

Operating expenses were down 27% for the three-months ended March 26, 2010 versus the same period last fiscal year primarily due to decreases in commission expense. The decrease in commission expense was due to the decrease in revenue produced by the institutional segment.

Nine-months Ended:

The following is a summary of the results for the institutional segment for the nine-months ended March 26, 2010 as compared to the nine-months ended March 27, 2009 (dollars in thousands):

	Nine-Months Ended
	March 26, 2010	March 27, 2009	% Change
Commissions
Taxable fixed income	$34,921	$54,221	(35)%
Municipal distribution	11,787	11,495	3
Portfolio trading	10,157	9,546	6
Other	14	9	56

	56,879	75,271	(24)

Investment banking fees	18,951	13,839	37
Net gains on principal transactions	32,786	22,211	48
Other	772	784	(2)
Net interest revenue	12,748	29,732	(57)

Total net revenues	122,136	141,837	(14)

Operating expenses	80,352	89,458	(10)

Pre-tax income	$41,784	$52,379	(20)%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment were as follows (in thousands):

	Nine-Months Ended
	March 26, 2010	March 27, 2009
Average interest-earning assets:
Stock borrowed	$1,893,000	$2,157,000

Average interest-bearing liabilities:
Stock loaned	1,831,000	2,118,000

The following table sets forth the number and aggregate dollar amount of municipal new issue bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the nine-month periods ended March 26, 2010 and March 27, 2009:

	Nine-Months Ended
	March 26, 2010	March 27, 2009
Number of Issues	446	360
Aggregate Amount of Offerings	$49,321,645,000	$35,181,666,000

Net revenues from the institutional segment decreased 14% while pre-tax income was down 20% in the nine-months ended March 26, 2010 over the same period last fiscal year. Commissions in the institutional segment were down 24% for the nine-months ended March 26, 2010 over the same period last fiscal year. Volumes in both the taxable fixed income and municipal areas remained at record levels in the first quarter of fiscal 2010; however, tighter spreads and reduced volatility in the second and third fiscal quarters led to decreased commissions in the first nine-months of fiscal 2010 in the taxable fixed income area compared with last fiscal year. This decrease was partially offset by an increase in investment banking fees of $5.1 million. The increase in investment banking fees was due to increased UIT underwriting activity in the taxable fixed income business, increased fees generated from competitive underwritings in the municipal business as well as increased fees generated from advisory services in the corporate finance business in the first nine-months of fiscal 2010 compared to the first nine-months of fiscal 2009.

Net gains on principal transactions were up 48% due to broader product offerings in fiscal year 2010 versus last fiscal year. The municipal business unit contributed $6.7 million to this increase and the taxable fixed income unit contributed $4.0 million.

In the nine-months ended March 26, 2010, net interest revenue in the institutional segment decreased 57% over the same period of last fiscal year. The institutional segment’s net interest is primarily generated from the company’s securities lending activities. This decrease was due to a 74 basis point decrease in the spread earned on securities lending. The disruption in the markets, the regulators’ limits on short sales and changes in our internal risk limits caused average balances in our stock loan business to fall to $1.8 billion at March 26, 2010. Net interest revenue also decreased in the municipal business unit due to reduced investment in tax-exempt municipal auction rate bonds.

Operating expenses were down 10% for the nine-months ended March 26, 2010 versus the same period last fiscal year primarily due to the $5.4 million write-off for the Lehman counterparty exposure that was included in the prior fiscal year as well as a decrease in commission and other employee compensation. The decrease in compensation expense was due primarily to a decrease in commission expense of $4.3 million and incentive compensation of $4.4 million offset by an increase in salary expense of $1.5 million. The decrease in commission and incentive compensation was due to reduced revenue and profitability in fixed income and securities lending business. The increase in salary expense was due to hiring additional registered representatives in our municipal fixed income business. These decreases were offset by an increase in communication expense of $1.0 million, primarily due to an increase in quotations and an increase in occupancy expense of $715,000 due to new office locations, insurance and software licenses.

Banking:

Three-months Ended:

The following is a summary of the results for the banking segment for the three-month periods ended March 31, 2010 and 2009 (dollars in thousands):

	Three-Months Ended
	March 31, 2010	March 31, 2009	% Change
Net interest revenue	$18,152	$16,794	8%
Other	(422)	(28)	>(100)

Total net revenues	17,730	16,766	6
Operating expenses	37,852	17,095	121

Pre-tax loss	$(20,122)	$(329)	>(100)%

In the three-months ended March 31, 2010 as compared to the three-months ended March 31, 2009, the Bank’s net revenues increased 6% but the Bank posted a pre-tax loss of $20.0 million up from a $329,000 pre-tax loss reported in the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 21.7% of our consolidated net revenue for the three-months ended March 31, 2010 and 17.8% for the three-months ended March 31, 2009. The increase in net interest revenue at the Bank was due primarily to an increase in the average loans held for investment balance from March 31, 2009 to March 31, 2010. Other revenue for the Bank decreased more than 100% for the three-month period ended March 31, 2010 over the same period last fiscal year. This decrease was primarily due to a net loss on the sale of REO property of $670,000 offset by a gain on small business administration (“SBA”) loans sold of $329,000.

The Bank’s operating expenses were up 121% for the three-months ended March 31, 2010 over the same period last fiscal year. This increase was due primarily to a $19.3 million increase in the Bank’s loan loss provision and a $2.4 million increase in other expense consisting of the following: a $911,000 increase in the Bank’s REO loss provision; a $691,000 increase in loan collections and other real estate expense; a $841,000 increase in the DIF assessment and a $171,000 increase in outside services. These increases were offset by a $124,000 decrease in salary expenses; a $541,000 decrease in incentive compensation expense and a $146,000 decrease in profit sharing accruals and employee health insurance. The increase in the Bank’s loan loss provision was due to continued deterioration in the real estate market and the Bank’s commercial real estate loan portfolio as well as the continuing uncertainty in the U.S. economy. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below.

The following table sets forth an analysis of the Bank’s net interest income by the major categories of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2010 and 2009 (dollars in thousands):

	Three-Months Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate
Assets:

Interest-earning assets:

Real estate – mortgage	$362,219	$5,984	6.7%	$414,491	$7,247	7.1%
Real estate – construction	105,883	1,313	5.0	164,079	1,864	4.6
Commercial – real estate	621,129	8,420	5.5	512,397	6,928	5.5
Commercial – loans	173,752	2,517	5.9	130,495	1,979	6.2
Individual	4,544	83	7.4	4,814	88	7.4
Land	135,887	1,628	4.9	176,704	1,988	4.6
Money market	88,867	15	0.1	—	—	—
Federal funds sold	16,128	4	0.1	3,135	1	0.2
Interest bearing deposits in banks	5,806	—	—	1,143	—	—

	Three-Months Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest Income/ Expense(*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Federal reserve funds	$49,115	$13	0.1	$4,217	$15	1.4
Investments - other	47,198	280	2.4	9,596	18	0.8

	1,610,528	$20,257	5.1%	1,421,071	$20,128	5.7%

Non-interest-earning assets:
Cash and due from banks	6,776			7,524
Other assets	59,046			33,162

	$1,676,350			$1,461,757

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$70,406	$293	1.7%	$77,063	$489	2.6%
Money market accounts	40,187	14	0.1	45,561	37	0.3
Interest-bearing demand accounts	92,301	35	0.2	72,842	87	0.5
Savings accounts	1,128,346	454	0.2	933,970	1,262	0.6
Federal Home Loan Bank advances	110,958	1,309	4.8	152,108	1,459	3.9
Federal funds purchased	28	—	—	222	—	0.2

	1,442,226	2,105	0.6%	1,281,766	3,334	1.1%
Non-interest-bearing liabilities:

Non interest-bearing demand accounts	63,810			52,871
Other liabilities	5,380			5,561

	1,511,416			1,340,198
Stockholders’ equity	164,934			121,559

	$1,676,350			$1,461,757

Net interest income		$18,152			$16,794

Net yield on interest-earning assets			4.6%			4.8%

(*)	Loans fees included in interest income for the three-months ended March 31, 2010 and 2009 were $1,079 and $1,626, respectively.

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the three-months ended March 31, 2010 was down from the same period last fiscal year as the rate received on loans and investments declined from March 31, 2010 to March 31, 2009 by 60 basis points and the amount paid out on saving account balances was down 40 basis points. The Bank’s excess liquidity was invested in a portfolio of Government National Mortgage Association (“GNMA”) securities midway through the third quarter of fiscal 2010.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	March 31, 2010 compared to March 31, 2009
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate – mortgage	$(1,263)	$(913)	$(400)	$50
Real estate – construction	(551)	(661)	171	(61)
Commercial – real estate	1,492	1,470	18	4
Commercial – loans	538	656	(88)	(30)
Individual	(5)	(5)	—	—
Land	(360)	(459)	129	(30)
Money markets	15	—	—	15
Federal funds sold	3	5	(1)	(1)
Interest bearing deposits in banks	—	1	—	(1)

	Three-Months Ended
	March 31, 2010 compared to March 31, 2009
	Total Change	Attributed to
		Volume	Rate	Mix
Federal reserve funds	$(2)	$158	$(13)	$(147)
Investments - other	262	75	4	183

	$129	$327	$(180)	$(18)

Interest expense:
Certificates of deposit	$(196)	$(42)	$(168)	$14
Money market accounts	(23)	(5)	(21)	3
Interest-bearing demand accounts	(52)	24	(60)	(16)
Savings accounts	(808)	262	(886)	(184)
Federal Home Loan Bank advances	(150)	(111)	(157)	118

	(1,229)	128	(1,292)	(65)

Net interest income	$1,358	$199	$1,112	$47

Nine-months Ended:

The following is a summary of the results for the banking segment for the nine-month periods ended March 31, 2010 and 2009 (dollars in thousands):

	Nine-Months Ended
	March 31, 2010	March 31, 2009	% Change
Net interest revenue	$55,300	$46,138	20%
Other	488	542	(10)

Total net revenues	55,788	46,680	20
Operating expenses	69,970	40,102	74

Pre-tax income (loss)	$(14,182)	$6,578	(316)%

The Bank’s net revenues increased 20% while pre-tax income decreased 316% for the nine-months ended March 31, 2010 as compared to the same period last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 19.9% of our consolidated net revenue for the nine-months ended March 31, 2010 and 16.4% for the nine-months ended March 31, 2009. The increase in net interest revenue at the Bank was due primarily to an increase in loan volume of 9% for the nine-months ended March 31, 2010 as compared to the same period last year as well as a 10 basis point increase in the net yield from the nine-months ended March 31, 2009 to March 31, 2010.

The Bank’s operating expenses were up 74% for the nine-months ended March 31, 2010 over the same period last fiscal year. This increase was due primarily to a $26.0 million increase in the Bank’s provision for loan loss and a $5.2 million increase in other expense consisting of the following: a $2.6 million increase in the Bank’s REO loss provision; a $2.2 million increase in loan collections, loan related legal fees as well as other real estate expenses; and a $1.5 million increase in the DIF assessment. These increases were offset by a $723,000 decrease in expenses related to overdraft charge-offs and write-downs of loans held for sale.

The following table sets forth an analysis of the Bank’s net interest income by the major categories of interest-earning assets and interest-bearing liabilities for the nine-month periods ended March 31, 2010 and 2009 (dollars in thousands):

	Nine-Months Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest Income/ Expense(*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Assets:

Interest-earning assets:

Real estate – mortgage	$365,465	$18,833	6.9%	$364,403	$20,056	7.3%
Real estate – construction	121,307	4,629	5.1	174,370	6,894	5.3
Commercial – real estate	607,232	25,236	5.5	451,781	20,970	6.2
Commercial – loans	159,986	7,007	5.8	116,547	5,714	6.5
Individual	4,608	255	7.4	4,698	266	7.6
Land	145,642	5,398	4.9	177,785	7,191	5.4
Money market	54,050	56	0.1	—	—	—
Federal funds sold	56,572	52	0.1	10,574	105	1.3
Interest bearing deposits in banks	11,925	1	—	22,792	229	1.3
Federal reserve funds	21,198	22	0.1	15,245	82	0.7
Investments - other	24,453	502	2.7	7,277	100	1.8

	1,572,438	$61,991	5.3%	1,345,472	$61,607	6.1%

Non-interest-earning assets:
Cash and due from banks	6,450			9,920
Other assets	49,601			32,652

	$1,628,489			$1,388,044

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$70,423	$987	1.9%	$84,868	$2,051	3.2%
Money market accounts	42,706	50	0.2	45,287	333	1.0
Interest-bearing demand accounts	88,275	117	0.2	73,556	643	1.2
Savings accounts	1,093,996	1,513	0.2	885,915	8,358	1.3
Federal Home Loan Bank advances	113,598	4,024	4.7	122,180	4,084	4.5
Federal funds purchased	9	—	—	90	—	0.3

	1,409,007	6,691	0.6%	1,211,896	15,469	1.7%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	60,014			52,695
Other liabilities	7,020			6,147

	1,476,041			1,270,738
Stockholders’ equity	152,448			117,306

	$1,628,489			$1,388,044

Net interest income		$55,300			$46,138

Net yield on interest-earning assets			4.7%			4.6%

(*)	Loans fees included in interest income for the nine-months ended March 31, 2010 and 2009 were $3,558 and $5,084, respectively.

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Nine-Months Ended
	March 31, 2010 compared to March 31, 2009
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Real estate – mortgage	$(1,223)	$58	$(1,277)	$(4)
Real estate – construction	(2,265)	(2,098)	(240)	73
Commercial – real estate	4,266	7,216	(2,195)	(755)
Commercial – loans	1,293	2,130	(610)	(227)
Individual	(11)	(5)	(7)	1
Land	(1,793)	(1,300)	(602)	109
Money market	56	—	—	56
Federal funds sold	(53)	456	(95)	(414)
Interest bearing deposits in banks	(228)	(109)	(226)	107
Federal reserve funds	(60)	32	(66)	(26)
Investments - other	402	228	(64)	238

	$384	$6,608	$(5,382)	$(842)

Interest expense:
Certificates of deposit	$(1,064)	$(349)	$(862)	$147
Money market accounts	(283)	(19)	(280)	16
Interest-bearing demand accounts	(526)	129	(546)	(109)
Savings accounts	(6,845)	1,963	(7,133)	(1,675)
Federal Home Loan Bank advances	(60)	116	(323)	147

	(8,778)	1,840	(9,144)	(1,474)

Net interest income	$9,162	$4,768	$3,762	$632

Other:

Pre-tax loss from the other category was $6.8 million for the three-months ended March 26, 2010 compared to $7.0 million for the same period last fiscal year. The change was primarily due to a $1.3 million increase in other revenue, a $479,000 decrease in net gains on principal transactions and a $680,000 decrease in other expense offset by a $1.1 million increase in compensation expense. The increase in other revenue was primarily due to a $585,000 increase in the value of the investments in our deferred compensation plan and a $885,000 gain in the third quarter of fiscal 2010 related to our investment in a venture capital fund as compared to a $153,000 loss on this investment in the prior fiscal year third quarter. The decrease in net gains on principal transactions is primarily due to the write-down in fair value of inventory securities. The decrease in other expense is primarily related to a $775,000 decrease in legal expense; a $136,000 decrease in audit expense offset by a $310,000 increase in taxes. The increase in compensation expense was due to the related increase in the liability associated with the deferred compensation plan, offsetting the other revenue increase above, a $208,000 increase in salaries for our corporate employees and a $376,000 increase in employee health insurance.

Pre-tax loss from the other category was $25.4 million for the nine-months ended March 26, 2010 as compared to $29.7 million for the same period last fiscal year. The change was primarily due to a $7.8 million increase in other revenue offset by a $5.1 million increase in compensation expense. The increase in other revenue was primarily due to a $4.0 million increase in the value of the investments in our deferred compensation plan and a $1.3 million gain in the current year related to our investment in a venture capital fund as compared to a $2.6 million loss in the prior fiscal year. The increase in compensation expense was due to the related increase in the liability associated with the deferred compensation plan, offsetting the other revenue increase above, a $789,000 increase in salaries for our corporate employees and a $525,000 increase in our deferred compensation expense related to our restricted stock plan, due primarily to accelerated vesting of restricted stock for retired directors and terminated executive management. These increases in compensation expense were offset by decreases in incentive compensation.

FINANCIAL CONDITION

Investments

The book values of the Bank’s investment portfolio at March 31, 2010 and June 30, 2009 are summarized as follows (in thousands):

	March 31, 2010	June 30, 2009
Government-sponsored enterprises	$89,385	$7,059
States of the U.S. and political subdivisions	6,258	6,237

	$95,643	$13,296

Loans and Allowance for Probable Loan Losses

The Bank grants loans to customers primarily within Texas and New Mexico. The Bank also purchases loans in the ordinary course of business which have been originated in various areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions in Texas and New Mexico. Substantially all of the Bank’s loans are collateralized with real estate.

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

Prior to the third quarter of fiscal 2010, the Bank’s provision for loan loss computation used a three year rolling average of historical loan losses by product type to assess losses in the Bank’s loan portfolio. Product types include 1-4 family residential loans, 1-4 family residential construction loans, land and land development loans, commercial real estate loans, commercial loans and consumer loans. Due to accelerated deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics, the Bank’s management reevaluated its use of historical loan losses in its provision for loan loss computation. As a result of this reevaluation, in the third quarter of fiscal 2010, management reduced the historical loan loss look back period from three years to four quarters. This change resulted in a larger loan loss provision in the third quarter of fiscal 2010.

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

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At March 31, 2010, the Bank had $9.0 million in junior lien mortgages. These loans represented less than 1% of total loans at March 31, 2010. The Bank did not have any exposure to sub-prime loans and loans with initial teaser rates. Single family interest only loans were $17.2 million at March 31, 2010.

At March 31, 2010, the Bank’s loan portfolio included a total of $42 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by OTS regulation and range from 75%-90% depending on the type of loan. Approximately 46% of these loans were 1-4 single family or lot loans and are inventory for home builders in North Texas. The additional risk in these loans is addressed in our allowance calculation primarily through review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, there were ten loans with high loan-to-value ratios that were deemed impaired. The impairment analysis resulted in a partial charge-off of $8,000 on one loan. The impairment analysis on the remaining nine loans resulted in no impairment allocation or loss. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At March 31, 2010, our high loan-to-value ratio loans represented 25% of our total capital.

We obtain appraisals on real estate loans at the time of origination from third party appraisers approved by the Bank’s board of directors. Additional appraisals may be obtained when performance indicates default may be likely. When loans default and the foreclosure process is complete, new appraisals are obtained to determine the fair value of the foreclosed asset. Updated appraisals are obtained on foreclosed properties on an annual basis until the property is sold. As discussed above, appraisals obtained in the third quarter of fiscal 2010 appeared to use more conservative discount rates resulting in lower property valuations.

Management reviews the loan loss computation methodology on a quarterly basis to determine appropriateness of the factors used in the calculation. Because our problem loans and losses are concentrated in real estate-related loans, we pay particular attention to real estate market deterioration and the concentration of capital in our real estate related loans. Improvement or additional deterioration in the residential and commercial real estate market may have an impact on these factors in future quarters. To the extent we underestimate the impact of these risks, our allowance account could be materially understated.

Loans receivable at March 31, 2010 and June 30, 2009 are summarized as follows (in thousands):

	March 31, 2010	June 30, 2009
Residential
Mortgage loans held for sale	$322,100	$262,780
Mortgage 1-4 first liens	141,205	118,868
Mortgage 1-4 junior liens	8,984	10,131

	472,289	391,779

Construction
Residential construction	91,052	143,234
Multi-family construction	6,043	21,264
Commercial construction	37,957	86,546

	135,052	251,044

Lot and land development
Residential land	89,821	120,844
Commercial land	37,096	38,873

	126,917	159,717

Commercial real estate	504,013	428,602
Multi-family	74,787	50,340
Commercial loans	187,582	129,818
Consumer loans	4,693	4,813

	1,505,333	1,416,113
General provision for loan losses	(30,395)	(14,731)

	$1,474,938	$1,401,382

The following table shows the scheduled maturities of certain loans at March 31, 2010 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Commercial real estate	$93,621	$310,256	$174,923	$578,800
Commercial loans	100,943	50,040	36,599	187,582
Real estate loans	95,262	17,823	21,967	135,052

Total	$289,826	$378,119	$233,489	$901,434

	1 year or less	1-5 years	Over 5 years	Total
Amount of loans based upon:
Floating or adjustable interest rates	$275,657	$301,266	$175,213	$752,136
Fixed interest rates	14,169	76,853	58,276	149,298

Total	$289,826	$378,119	$233,489	$901,434

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which non-performing loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans with respect to which ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made.

Non-performing assets as of March 31, 2010 and June 30, 2009 are as follows (dollars in thousands):

	March 31, 2010	June 30, 2009
Loans accounted for on a non-accrual basis
1-4 family	$6,434	$3,582
Lot and land development	5,440	8,867
Multi-family	2,430	—
Residential construction	6,259	4,342
Commercial real estate	8,758	10,006
Commercial loans	409	3,283
Consumer loans	12	19

	$29,742	$30,099

Non-performing loans as a percentage of total loans	2.0%	2.2%

Loans past due 90 days or more, not included above Interim (residential) construction	—	670

	$—	$670

Troubled debt restructurings REO
1-4 family	$2,848	$463

	March 31, 2010	June 30, 2009
Lot and land development	$21,112	$8,346
Residential construction	9,388	7,947
Commercial real estate	7,864	8,412
Commercial loans	225	133

	$41,437	$25,301
Other	6,009	—

	47,446	25,301

Non-performing assets	$77,188	$56,070

Non-performing assets as a percentage of total assets	4.5%	3.6%

The following table presents an analysis of REO for the three and nine-months ended March 31, 2010 and 2009 as follows (dollars in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2010	2009	2010	2009
Balance at beginning of period	$37,610	$13,690	$25,301	$14,219

Foreclosures	12,449	8,311	41,485	15,270
Sales	(6,956)	(2,629)	(21,949)	(10,164)
Write-downs	(1,687)	(777)	(3,608)	(1,018)
Other	21	161	208	449

Balance at end of period	$41,437	$18,756	$41,437	$18,756

The following table presents the non-performing assets as of March 31, 2010 by year of origination (in thousands):

Year Originated	Non-Performing Loans	Troubled Debt Restructuring	REO	Total
Fiscal 2005 or prior	$3,979	$1,304	$3,078	$8,361
Fiscal 2006	1,229	4,323	9,284	14,836
Fiscal 2007	6,855	134	6,061	13,050
Fiscal 2008	14,441	—	18,853	33,294
Fiscal 2009	2,912	248	4,161	7,321
Fiscal 2010	326	—	—	326

Total	$29,742	$6,009	$41,437	$77,188

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 31, 2010 and 2009 is as follows (dollars in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2010	2009	2010	2009
Balance at beginning of period	$17,601	$8,931	$14,731	$6,936
Charge-offs:
Construction	(1,913)	(354)	(2,999)	(567)
Lot and land development	(4,074)	(752)	(5,487)	(1,150)
Residential mortgage	(1,110)	—	(1,798)	(67)
Commercial real estate	(2,606)	(1,669)	(4,904)	(1,669)
Multi-family	(2,391)	—	(2,391)	—
Commercial loans	(149)	(913)	(1,253)	(932)
Consumer loans	(6)	(9)	(18)	(38)

Total charge-offs	(12,249)	(3,697)	(18,850)	(4,423)

Recoveries:
Construction	1	155	1	155
Lot and land development	37	—	37	—
Residential mortgage	1	—	18	—
Commercial real estate	—	—	5	—
Commercial loans	3	8	29	20
Consumer loans	1	—	4	—

Total recoveries	43	163	94	175

Net charge-offs	(12,206)	(3,534)	(18,756)	(4,248)
Additions charged to operations	25,000	5,734	34,420	8,443

Balance at end of period	$30,395	$11,131	$30,395	$11,131

Ratio of net charge-offs during the period to average loans outstanding during the period	0.87%	0.25%	1.34%	0.33%

The increase in the allowance from March 31, 2009 to March 31, 2010 is due to several factors, including the continued deterioration in the real estate market in North Texas as well as the continued uncertainty in the U.S. economy. We believed it was appropriate to use the top range of our loan loss calculation to adequately reflect current market conditions.

The allowance for probable loan losses is applicable to the following types of loans as of March 31, 2010 and June 30, 2009 (dollars in thousands):

	March 31, 2010		June 30, 2009
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Construction	$2,872	9.0%	$1,184	17.7%
Lot and land development	5,664	8.4	1,719	11.3
Residential mortgage	4,717	31.4	1,633	27.7
Commercial real estate	12,089	33.5	8,115	30.3
Multi-family	2,590	5.0	765	3.5
Commercial loans	2,413	12.4	1,269	9.2
Consumer loans	50	0.3	46	0.3

	$30,395	100.0%	$14,731	100.0%

Approximately 40% of the loan loss allowance is allocated to the commercial real estate loan portfolio while the commercial real estate loan portfolio at the Bank represents approximately 33% of the Bank’s total loan portfolio at March 31, 2010. Because commercial loans tend to be individually larger than residential loans, deterioration in this portfolio could lead to greater volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three and nine -month periods ended March 31, 2010 can be found in the discussion of the banking segment’s net interest income under the caption “Results of Operations-Segment-Banking.”

Certificates of deposit of $100,000 or greater were $31.6 million and $31.4 million at March 31, 2010 and June 30, 2009, respectively. In April 2009, the Bank began classifying the deposits from SWS’ brokerage customers as core deposits based on an advisory opinion from the FDIC. The Bank is funded primarily by these deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes short-and long-term FHLB borrowings, which were $109.9 million and $117.5 million at March 31, 2010 and June 30, 2009, respectively, to match long-term fixed rate loan funding. Core deposits represented approximately 90% of total funding at both March 31, 2010 and June 30, 2009. At March 31, 2010 and June 30, 2009, the Bank had $1,246.3 million and $1,097.9 million, respectively, in funds on deposit from customers of Southwest Securities. This funding source has reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Short Term Borrowings and Advances from Federal Home Loan Bank

This table represents short term borrowings and advances from the FHLB which were due within one year during the three and nine-month periods ended March 31, 2010 and 2009 (dollars in thousands):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2010		2009		2010		2009
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$10,075	5.1%	$32,867	1.3%	$10,075	5.1%	$32,867	1.3%
Average during period	9,818	5.0%	44,867	1.4%	6,777	4.9%	18,276	1.8%
Maximum balance during period	12,400	—	101,769	—	12,400	—	101,769	—

LIQUIDITY AND CAPITAL RESOURCES

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts which represents amounts that are necessary, in the judgment of management, to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. Even with the tight capital markets, the highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs. Management believes that the brokerage business’ present liquidity position is adequate to meet its needs over the next twelve months.

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $300 million. We have not received any notification from the bank indicating a change in the amount of our broker loan lines since June 2009. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At March 26, 2010, the amount outstanding under these secured arrangements was $107.0 million, which was collateralized by securities held for firm accounts valued at $157.8 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under “Risk Factors” in our Form 10-K filed with the SEC on September 9, 2009.

At March 26, 2010, we had $250,000 outstanding under unsecured letters of credit pledged to support our open positions with securities clearing organizations, which bear a 1% commitment fee and are renewable semi-annually.

At March 26, 2010, we had an unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by a former subsidiary in the amount of $143,000. This letter of credit bears a 1% commitment fee and is renewable annually.

At March 26, 2010, we had an additional $500,000 outstanding under an unsecured letter of credit pledged to support our underwriting activities, which bears a 1% commitment fee and is renewable annually.

In addition to the broker loan lines, we have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At March 26, 2010, there were no amounts outstanding on this line, other than the $893,000 under unsecured letters of credit described above. At March 26, 2010, the total amount available for borrowing under this line of credit was $19.1 million.

At March 26, 2010, we had an irrevocable letter of credit agreement aggregating $42.0 million pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at March 26, 2010), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $54.3 million at March 26, 2010.

On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50,000,000 committed revolving credit facility. The facility includes up to $15,000,000 in unsecured credit. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain tangible net worth of $150,000,000. As of March 26, 2010, there were no amounts outstanding under this committed revolving credit facility

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of broker/dealer subsidiaries’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See “Regulatory Capital Requirements” in the Notes to the Consolidated Financial Statements contained in this report.

Secondary Offering. On October 16, 2009, we filed a shelf registration statement with the SEC providing for the sale of $150.0 million of our securities. On December 9, 2009, the company closed a public offering of 4,347,827 shares of its common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase 652,174 additional shares of our common stock to cover over-allotments. We generated net proceeds, after deducting underwriting discounts and commissions, of approximately $54.3 million from these offerings. To date, we have invested $40.0 million of the net proceeds as a $20.0 million capital contribution to the Bank and a $20.0 million capital contribution to Southwest Securities. The remaining funds will be used by us for general corporate purposes.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans, balances with the FHLB, federal funds sold to correspondent banks and vault cash. In addition, at March 31, 2010, the Bank had borrowing capacity with the FHLB of $368.7 million, a $30.0 million federal funds agreement and the ability to borrow up to $105.3 million in funds from the Dallas Federal Reserve Bank for the purpose of purchasing short-term funds should additional liquidity be needed.

The Bank has an agreement with an unaffiliated bank for a $30.0 million unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is used by the Bank to support short-term liquidity needs. At March 31, 2010, there were no amounts outstanding under this line of credit.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Dallas Federal Reserve Bank. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate 25 basis points over the federal funds target rate. At March 31, 2010, the total amount available under this line was $105.3 million and there were no amounts outstanding.

Management believes that the Bank’s current assets and available liquidity are adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At March 31, 2010, $1.3 billion of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Net Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined, or the OTS may require the Bank to apply another measurement of risk-weight that the OTS deems appropriate), and of Tier I capital (as defined) to average assets (as defined). Management and the OTS agree that it is prudent to maintain additional capital during this economic downturn to provide additional support for loan concentrations and potential asset deterioration. To accomplish this, management is targeting a total capital to risk-weighted assets ratio of 12%.

The Bank has historically met all the capital adequacy requirements to which it is subject and as of March 31, 2010, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 23 of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 26, 2009.

Cash Flow

Net cash used in operating activities was $171.9 million for the nine-months ended March 26, 2010 and net cash provided by operating activities was $178.6 million for the nine-months ended March 27, 2009. Cash flow from operations was primarily used to increase investment in loans held for sale at the Bank, securities inventories in broker/dealer accounts and net receivables from broker/dealer and clearing organization accounts, primarily in our securities loaned/borrowed area.

Net cash used in investing activities for the nine-month periods ended March 26, 2010 and March 27, 2009 was $154.0 million and $212.9 million, respectively. The primary reason for the use of cash for investing activities was an increase in the net amount invested in loans at the Bank of $117.7 million and a $83.4 million investment by the Bank in GNMA’s.

Net cash provided by financing activities totaled $285.5 million for the nine-month period ended March 26, 2010 as compared to $31.7 million in the same period of fiscal 2009. The primary reasons for the increase in the cash provided by financing activities was the receipt of funds from our common stock offering, an increase in net short-term borrowings in the brokerage business and a decrease in the net amount paid to the FHLB.

We expect that cash flows provided by operating activities, the net proceeds from our public common stock offering, as well as short-term borrowings will be the primary source of working capital for the next twelve months.

Treasury Stock

In August 2009, the board of directors of SWS Group approved a plan authorizing the company to purchase up to 500,000 shares of its common stock from time to time in the open market for an 18-month time period ending on February 28, 2011. During the first nine-months of fiscal 2010, no shares were purchased under this program.

On November 17, 2009, the stockholders of the SWS Group voted to increase the authorized number of shares of common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares. The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. In the nine-months ended March 26, 2010, 15,099 shares were purchased at a cost of $228,000, or $15.09 per share, and 453 shares were distributed pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in the nine-months ended March 26, 2010, 32,100 shares were repurchased by us with a market value of $459,383, or an average of $14.31 per share, to cover tax liabilities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	7.87%
+200	4.68%
+100	1.48%
0	0%
-50	-5.29%
-100	-10.57%

The following GAP analysis table indicates the Bank’s interest rate sensitivity position at March 31, 2010 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans	$1,278,277	$25,023	$58,002	$144,031
Securities and FHLB stock	6,804	—	—	88,839
Interest bearing deposits	34,746	—	—	—

Total earning assets	1,319,827	25,023	58,002	232,870

Interest bearing liabilities:
Transaction accounts and savings	1,300,708	—	—	—
Certificates of deposit	31,401	20,447	10,855	7,953
Borrowings	927	9,148	20,430	79,405

Total interest bearing liabilities	1,333,036	29,595	31,285	87,358

GAP	$(13,209)	$(4,572)	$26,717	$145,512

Cumulative GAP	$(13,209)	$(17,781)	$8,936	$154,448

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

The following table categorizes “Securities owned, at market value” net of “Securities sold, not yet purchased, at market value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Marketable equity securities” in our available-for-sale portfolio, which are subject to interest rate and market price risk (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$152	$11,271	$19,066	$61,743	$92,232
Auction rate municipal bonds	22,848	—	—	—	22,848
U.S. government and government agency obligations	4,047	2,154	(5,638)	(6,061)	(5,498)
Corporate obligations	1,185	8,626	9,663	12,206	31,680

Total debt securities	28,232	22,051	23,091	67,888	141,262
Corporate equity	—	—	—	12,621	12,621
Other	11,585	—	—	—	11,585

	$39,817	$22,051	$23,091	$80,509	$165,468

Assets segregated for regulatory purposes	$—	$61,882	$—	$—	$61,882

Weighted average yield
Municipal obligations	2.3%	1.6%	3.1%	5.4%	4.4%
Auction rate municipal bonds	0.5%	—	—	—	0.5%
U.S. government and government agency obligations	0.2%	1.2%	2.7%	4.6%	3.1%
Corporate obligations	3.0%	3.8%	4.8%	5.1%	4.5%

Assets segregated for regulatory purposes	—	2.9%	—	—	2.9%

Available-for-sale securities, at fair value
Marketable equity securities	$925	$—	$—	$242	$1,167

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

Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	the interest rate environment;

•	the volume of trading in securities;

•	the liquidity in capital and credit markets;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in the North Texas and New Mexico areas and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions, especially in Texas and New Mexico and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	the ability to attract and retain key personnel; and

•	the availability of credit lines.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation or other contingencies.

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

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of March 26, 2010. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 26, 2010, such disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three-months ended March 26, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We face liquidity risk, which is the potential inability to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other obligations and continuing to operate as a going concern. Our liquidity may be impaired due to circumstances that we may be unable to control, such as general market disruptions or an operational problem that affects our trading clients, depositors, third parties or ourselves. Our ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. Our inability to borrow funds or sell assets to meet maturing obligations would have an adverse effect on our business, financial condition, results of operations and cash flow.

Deteriorating credit quality, particularly in commercial, construction and real estate loans, has adversely impacted the Bank and may continue to adversely impact the Bank. Beginning in fiscal 2009, the Bank began to experience a downturn in the overall credit performance of its real estate loans held for investment, as well as acceleration in the deterioration of general economic conditions in Texas and other areas of the U.S. This deterioration, as well as increases in Texas unemployment levels, worsened in the third quarter of fiscal 2010. These conditions have caused increased financial stress on many of the Bank’s borrowers and have negatively impacted their ability to repay their loans. Real estate collateral values also continued to decline in the third quarter of fiscal 2010. Due to these factors, the Bank increased its loan loss reserves at March 31, 2010 by $25.0 million.

We expect credit quality to remain challenging and at elevated levels of risk at least throughout calendar 2010. Continued deterioration in the credit quality of the Bank’s real estate loan portfolio could significantly increase nonperforming loans, require additional increases in loan loss reserves and elevate charge-off levels. The occurrence of any of these events could have a material adverse effect on the Bank’s capital, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended March 26, 2010 of our equity securities registered pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans(1)
01/01/10 to 01/29/10	—	—	—	500,000
01/30/10 to 02/26/10	—	—	—	500,000
02/27/10 to 03/26/10	—	—	—	500,000

	—	—	—

(1)

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

SWS Group, Inc.
(Registrant)

April 28, 2010	/S/ DONALD W. HULTGREN
Date	(Signature)
Donald W. Hultgren
President and Chief Executive Officer (Principal Executive Officer)

April 28, 2010	/S/ KENNETH R. HANKS
Date	(Signature)
Kenneth R. Hanks
Treasurer and Chief Financial Officer (Principal Financial Officer)

April 28, 2010	/S/ STACY HODGES
Date	(Signature)
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