Form 10-K
period 2010-06-25
SWS GROUP INC
filed 2010-08-31
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2010

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

Yes              No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes              No     X

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

Yes              No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes              No     X

The aggregate market value of voting and non-voting common equity held by non-affiliates on December 31, 2009 was $353,385,000 based on the closing price of the registrant’s common stock, $12.10 per share, reported on the New York Stock Exchange on December 31, 2009. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 27, 2010, there were 32,538,782 shares of the registrant’s common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 18, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SWS GROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain “forward-looking” information and constitute “forward-looking statements” within the meaning of applicable U.S. securities legislation. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words. By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	the interest rate environment;

•	the volume of trading in securities;

•	the liquidity in capital markets;

•	the volatility and general level of securities prices and interest rates;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in Texas and New Mexico and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions, especially in Texas and New Mexico and investor sentiment and confidence;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	the ability to attract and retain key personnel; and

•	the availability of credit lines.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation or other contingencies.

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

PART I

ITEM 1. BUSINESS

We are a diversified financial services holding company focused on delivering a broad range of investment banking, commercial banking and related financial services to individual, corporate and institutional investors, broker/dealers, governmental entities and financial intermediaries. We are the largest full-service brokerage firm headquartered in the Southwestern United States (based on the number of financial advisors).

For purposes of this report, references to “we,” “us,” “our,” “SWS” and the “company” mean SWS Group, Inc. collectively with all of our subsidiaries, and references to “SWS Group” mean solely SWS Group, Inc. as a single entity.

SWS Group is a Delaware corporation and was incorporated in 1972, and its common stock is listed on the New York Stock Exchange (“NYSE”). Our principal executive offices are located at 1201 Elm Street, Suite 3500, Dallas, Texas 75270. Our telephone number is (214) 859-1800 and our website is www.swsgroupinc.com. We do not intend for information contained on our website to be part of this Form 10-K. We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room.

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

Our principal brokerage subsidiary, Southwest Securities, Inc. (“Southwest Securities”), is a registered broker/dealer and a member of the NYSE. It is also a member of the Financial Industry Regulatory Authority (“FINRA”), Securities Investor Protection Corporation (“SIPC”), and other regulatory and trade organizations.

Southwest Securities provides integrated trade execution, clearing and client account processing to over 170 financial service organizations, which includes correspondent broker/dealers and registered investment advisors in 31 states, Canada and Europe. Southwest Securities serves individual investors through its private client group offices in Texas, New Mexico, California, Nevada and Oklahoma and institutional investors nationwide. Southwest Securities also extends margin credit and lends securities and manages and participates in underwriting equity and fixed income securities. For the fiscal year ended June 25, 2010, revenues from Southwest Securities accounted for approximately 72% of our consolidated revenues.

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

SWS Group purchased M.L. Stern & Co., LLC and its wholly-owned subsidiary Tower Asset Management, LLC (collectively, “M.L. Stern”) after the close of business on March 31, 2008. Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities in December 2008 and are operating as separate offices of Southwest Securities’ private client group. Tower Asset Management, LLC ceased business operations on June 30, 2009 and was dissolved effective June 30, 2010.

We offer full-service, traditional and Internet banking through Southwest Securities, FSB (the “Bank”). The Bank is a federally chartered savings bank organized and existing under the laws of the United States. The Bank conducts business from its main operational facilities and headquarters in Dallas, Texas and 16 banking center locations in Texas and New Mexico. In 2003, SWS Banc Holdings, Inc. (“SWS Banc”) was incorporated as a wholly- owned subsidiary of SWS Group in the state of Delaware and became the sole stockholder of the Bank in 2004. The Bank’s one subsidiary, FSB Development, LLC (“FSB Development”), participates in the development of single-family residential lots. Currently, FSB Development has no investments.

The annual consolidated financial statements of SWS are prepared as of the close of business on the last Friday in June. The Bank’s and M.L. Stern’s annual financial statements are prepared as of June 30th.

PRODUCTS AND SERVICES

In fiscal 2010, we operated through four business segments. The segments are managed separately based on the types of products and services offered and their related client bases. The segments are consistent with how we manage our resources and assess our performance. See Note 25 in the Notes to the Consolidated Financial Statements contained in this report for information regarding the revenues, income (loss) and total assets of each of our business segments.

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

Our services are tailored to meet the specific needs of our clients. We currently support a wide range of clients, including discount and full-service brokerage firms, direct access firms, registered investment advisors and institutional firms. High-volume trading firms trade actively on a proprietary basis or provide services to those customers who trade actively on a daily basis. As of June 25, 2010, Southwest Securities provided clearing services for four high-volume trading firms. The nature of services provided to the customers of high-volume trading firms and the internal costs necessary to support them are substantially lower than the standard correspondent costs and services. Accordingly, fees for services to these correspondents, on a per trade basis, are discounted substantially from the fees normally charged to other customers.

In addition to clearing trades, we tailor our service to meet the specific business needs of our clearing clients and offer such products and services as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

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

Retail. The Retail segment includes the sale of retail securities, insurance products and managed accounts.

Retail Securities. We act as securities broker in the purchase and sale of securities, options, commodities and futures contracts traded on various exchanges or in the over-the-counter market through our employee registered representatives or our independent contractor arrangements. We also extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through our insurance subsidiaries, we hold insurance licenses in 43 states in order to facilitate the sale of insurance and annuity products by our financial advisors to retail clients. In most cases, we charge commissions to our clients, in accordance with our established commission schedule. In certain instances, varying discounts from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Some of our registered representatives also maintain licenses to sell certain insurance products. Southwest Securities is registered with the Commodity Futures Trading Commission (“CFTC”) as a non-guaranteed introducing broker and is a member of the National Futures Association (“NFA”). Southwest Securities is a fully disclosed client of two of the largest futures commodity merchants in the United States.

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

At June 25, 2010, Southwest Securities employed 202 registered representatives in 21 retail brokerage offices (two located in each of Dallas and Houston and one located in each of Austin, Georgetown, Longview, Lufkin, Plano, San Antonio and Southlake, Texas; one located in each of Oklahoma City and Norman, Oklahoma; one located in Santa Fe, New Mexico; one located in each of Beverly Hills, Monterey, Rancho Bernardo, Sacramento, San Diego and San Francisco, California and one located in Las Vegas, Nevada). In addition, at June 25, 2010, SWS Financial had contracts with 307 independent retail representatives for the administration of their securities business.

Insurance. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, Southwest Insurance Agency of Alabama, Inc., (collectively, “SWS Insurance”) hold insurance agency licenses in 43 states for the purpose of facilitating the sale of insurance and annuities for our registered representatives to their retail customers. We retain no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

Managed Accounts. Through the Managed Advisors and Accounts department of Southwest Securities, we provide advisors with a wide array of products and services to enhance and grow their advisory business. The “Partner” program can be tailored to the individual client-relationship, providing the flexibility that we believe is key to an advisor’s success. Other products available include “Premier Advisors,” which gives an investor access to approximately 75 of the world’s leading institutional money managers at competitive rates; and “Advantage,” which offers an advisory service designed to assist investors with identifying a strategic asset allocation strategy using mutual funds and exchange traded funds (“ETF”) and developing a plan to work toward their long-term financial goals. The “Global Tactical Allocation” (“GTA”) is a strategy using ETFs and mutual funds using a tactical strategy. This strategy actively adjusts a portfolio’s allocation mix based on a view of the markets over the next 12 months by over/underweighting underlying asset classes to determine the appropriate asset allocation mix in consideration of current market conditions.

Margin Lending. We extend credit on a secured basis directly to our customers, the customers of correspondent firms and the correspondent firms themselves in order to facilitate securities transactions. This credit, which earns interest income, is known as “margin lending” and is conducted primarily in our clearing and retail segments. We extend margin credit to correspondent firms only to the extent that such firms pledge their own (“proprietary”) assets as collateral. Our correspondents indemnify us against margin losses on their customers’ accounts. Since we must rely on the guarantees and general creditworthiness of the correspondents, we may be exposed to significant risk of loss if correspondents are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

In customer margin transactions, the client borrows money from us to purchase securities or for other purposes. The loan is collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions at a floating rate. The rate charged is dependent on the average net debit balance in the client’s accounts, the activity level in the accounts and the applicable cost of funds. The amount of the loan is subject to the margin regulations (“Regulation T”) of the Board of Governors of the Federal Reserve System, FINRA margin requirements, and our internal policies. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of securities to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, FINRA requirements regulate the percentage of client cash or securities that must be on deposit as collateral for the loans.

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

The primary source of funds to finance clients’ margin account balances is credit balances in clients’ accounts. We generally pay interest to clients on these credit balances at a rate determined periodically. SEC regulations restrict the use of clients’ funds to the financing of clients’ activities including margin account balances. Excess customer credit balances, as defined by SEC regulations, are invested in short-term securities segregated for the exclusive benefit of customers as required by SEC regulations. We generate net interest income when there is a positive interest rate spread between the rate earned from margin lending and segregated short-term investments and the rate paid on customer credit balances.

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

Securities borrowing and lending transactions are executed pursuant to written agreements with counterparties that generally require securities borrowed and loaned to be marked-to-market on a daily basis, excess collateral to be refunded, and deficit collateral to be furnished. Collateral adjustments are made on a daily basis through the facilities of various clearinghouses. We are a principal in these securities borrowing and lending transactions and are liable for losses in the event of a failure of any other party to honor its contractual obligation. Our management sets credit limits with each counterparty and reviews these limits regularly to monitor the risk level with each counterparty.

The securities lending business is conducted primarily from Southwest Securities’ New Jersey office using a highly specialized sales force. Competition for these professionals is intense, and there can be no assurance that we will be able to retain these securities lending professionals.

Investment Banking and Public Finance. Our investment banking and public finance businesses earn investment banking revenues by assisting corporate and public entity clients in meeting their financial needs and advising them on the most advantageous means of raising capital. Our public finance and municipal sales and underwriting professionals assist public bodies in originating, syndicating and distributing securities for municipalities and political subdivisions. Our corporate finance professionals arrange and evaluate mergers and acquisitions, offer private placements of securities with institutional and individual investors, assist clients with raising capital, and provide other consulting and advisory services.

Our syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocates and merchandises our selling allotments to our branch office system to institutional clients and to other broker/dealers.

Southwest Securities maintains a corporate finance branch office in Dallas, Texas and public finance branch offices in Austin, Dallas, Longview, Plano and San Antonio, Texas; Irvine and Cardiff, California; Hillsdale, New York; Albuquerque, New Mexico; Charlotte, North Carolina; Miami Beach, Florida and Monroe, Louisiana.

Participation in corporate and municipal underwritings can expose us to material risk due to the possibility that securities we have committed to purchase may not be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.

Fixed Income Sales and Trading and Equity Trading. Our fixed income sales and trading group specializes in trading and underwriting U.S. government and agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products. We discount our commissions substantially on institutional transactions. The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions. Southwest Securities has fixed income offices in Dallas, Texas; Chicago, Illinois; Ft. Lauderdale and North Palm Beach, Florida; Encino, Irvine and San Francisco, California; Fairfield and Westport, Connecticut; Evergreen, Colorado; Bloomfield, New Jersey; Memphis, Tennessee; New York, New York and Richmond, Virginia.

Our equity trading department focuses on providing best execution for equity and option orders for clients. We also execute institutional portfolio trades and are a market maker in a limited number of listed securities.

Banking. We offer banking services to local businesses through 14 full-service banking centers located in Arlington, Austin, Benbrook, Dallas, El Paso, Fort Worth, Garland, Granbury, Houston, Southlake and Waxahachie, Texas as well as 2 full-service banking centers located in Albuquerque and Ruidoso, New Mexico. We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes commercial lending, commercial real-estate lending, small business (“SBA”) lending and residential construction lending. We originate the majority of our loans internally, and we believe this business model helps us develop a more valuable franchise.

The Bank offers a full array of deposit products, including checking, savings, money market and certificates of deposit. As a full-service lender, the Bank offers competitive rates and terms on business loans, as well as a full line of consumer loans. Customers have access to comprehensive Internet banking services and online bill payment. The Bank provides interim construction lending to builders throughout the North Texas market. The Bank offers commercial and commercial real estate loans as well as residential mortgages through conventional and government loans, primarily in Texas and New Mexico.

Our mortgage purchase division purchases participations in newly originated residential loans (1-4 families), from various mortgage bankers nationwide. The loans are pre-committed for sale to the secondary market and remain on the Bank’s books for an average of 10-20 days. Approximately 98% of the loans are written to the standards of Fannie Mae, Freddie Mac or Ginnie Mae, and the rest are A credit jumbo loans. As of the date of this report, the Bank had 92 customer/originators across the nation. Although the Bank is exposed to credit risk before the loans are sold, there is no recourse to the Bank once the sale has closed.

GROWTH STRATEGY

Regional Focus. Our retail brokerage and banking businesses focus on the Southwestern United States and we seek to grow these businesses primarily in the Southwestern United States. We believe our current focus on the Dallas, Houston, Los Angeles and San Francisco markets will provide a good base to expand across the Southwest. We enjoy a competitive advantage in these target markets as our tailored customer service and regional expertise allow us to more effectively capitalize on the high growth potential in these regions.

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

Revenues by Source

We operate in four business segments: clearing, retail brokerage, institutional brokerage and banking. For more information about each of these business segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. See also Note 25 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 25, 2010, June 26, 2009 and June 27, 2008 included under Item 8. “Financial Statements and Supplementary Data.”

The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

	2010		2009		2008

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenues from clearing operations	$10,584	3%	$11,541	2%	$13,951	3%

Commissions:
Listed equities	324	—	3,473	1%	5,575	1%
Over-the-counter equities	38,758	9%	32,032	7%	36,545	8%
Corporate bonds	33,270	8%	60,486	12%	18,549	4%
Government bonds and mortgage-backed securities	15,397	4%	14,222	3%	10,111	2%
Municipal bonds	51,138	12%	51,150	11%	21,644	5%
Options	2,542	—	2,023	—	1,976	—
Mutual funds	12,063	3%	10,126	2%	12,981	3%
Other	3,968	1%	5,491	1%	3,987	1%

	157,460		179,003		111,368

Interest	156,063	37%	211,873	44%	281,422	59%

Investment banking fees:
Corporate	2,197	—	793	—	4,239	1%
Municipal	15,721	4%	13,980	3%	16,392	3%
Taxable fixed income	6,834	2%	2,872	1%	1,205	—
Other (trading and other)	1,256	—	622	—	414	—

	26,008		18,267		22,250

Advisory and administrative fees:
Money market funds	275	—	6,248	1%	5,798	1%
Managed account fees	7,485	2%	9,847	2%	7,038	1%
Other	2,065	—	2,020	1%	2,431	1%

	9,825		18,115		15,267

Net gains on principal transactions:
Equity securities	1,878	—	2,217	—	2,519	1%
Municipal securities	22,305	6%	12,753	3%	2,792	1%
Corporate bonds	8,819	2%	10,206	2%	2,548	1%
Government issues	8,535	2%	9,724	2%	1,593	—
Other	(176)	—	(69)	—	(799)	—

	41,361		34,831		8,653
Other:
Insurance products	12,163	3%	9,457	2%	12,950	3%
Other security accounts fee revenue	2,814	1%	2,619	—	2,974	—
Floor brokerage	1,016	—	1,077	—	1,146	—
Non-interest bank revenue	371	—	1,524	—	4,051	1%
Regulatory fees	462	—	378	—	2,275	—
Other	4,100	1%	(3,008)	—	1,220	—

	20,926		12,047		24,616

Total revenue	$422,227	100%	$485,677	100%	$477,527	100%

COMPETITION

We encounter intense competition in our businesses. We compete directly with securities firms and banks, many of which have substantially greater capital and other resources than we have. We also encounter competition from insurance companies and financial institutions in many elements of our businesses.

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

The Bank also operates in an intensely competitive environment. This environment includes other banks, credit unions, nonbank lenders and insurance companies. There have been numerous new entrants into the Bank’s market area over the past few years. The competition ranges from small community banks to trillion dollar commercial banks. As with the securities industry, the ability to attract and retain skilled professionals is critical to the Bank’s success. To enhance these activities the Bank utilizes SWS for assistance in recruiting and educational programs. The Bank competes for community banking customers locally based on reputation, service, location and price. The Bank also competes nationally through its purchased mortgage loan division.

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

We are a legal entity separate and distinct from our banking and non-banking subsidiaries. Our principal sources of funds are cash dividends paid by our subsidiaries, capital contributions from the sale of our securities, investment income, and borrowings. The Bank has a policy to remain “well-capitalized.” Federal laws limit the amount of dividends or other capital distributions that a banking institution can pay. The Bank must obtain prior approval from the Office of Thrift Supervision (“OTS”) before it can pay dividends to us.

Due to the current economic crisis, many new regulations and statutes have been proposed or passed into law that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Most of the provisions contained in the Dodd-Frank Act will have delayed effective dates. Full implementation of the Dodd-Frank Act will require many new rules to be issued by federal regulatory agencies over the next several years which will profoundly affect how financial institutions will be regulated in the future. As portions of the Dodd-Frank Act are implemented, we will continue to monitor and evaluate its impact on our operations. However, the ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.

The Dodd-Frank Act, among other things:

•

Establishes the Consumer Financial Protection Bureau, an independent organization within the Federal Reserve dedicated to promulgating and enforcing consumer protection laws applicable to all entities offering consumer financial products or services.

•

Establishes the Financial Stability Oversight Council, tasked with the authority to identify and monitor institutions and systems which pose a systemic risk to the financial system, and to impose standards regarding capital, leverage, liquidity, risk management, and other requirements for financial firms.

•	Abolishes the OTS and transfers its functions to other federal banking agencies as follows:

¡

Functions of the OTS related to the supervision of savings and loan holding companies and their subsidiaries (other than depository institutions) will be transferred to the Federal Reserve Board (“FRB”);

¡	Functions of the OTS related to federal savings associations will be transferred to the OCC; and

¡	Functions of the OTS related to state savings associations will be transferred to the FDIC.

•	Enhances supervision of large bank holding companies (companies with total consolidated assets greater than $50 billion) and other large nonbanking financial companies.

•	Changes the base for FDIC insurance assessments.

•	Increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%.

•	Permanently increases the deposit insurance coverage amount from $100,000 to $250,000.

•	Directs the Federal Reserve to establish interchange fees for debit cards pursuant to a restrictive “reasonable and proportional cost” per transaction standard.

•	Limits the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading.

•	Removes trust preferred securities as a permitted component of a holding company’s Tier I capital, subject to certain exceptions and a phase out period.

•

Grants the U.S. government authority to liquidate or take emergency measures with respect to troubled nonbank financial companies that fall outside the existing resolution authority of the FDIC, including the establishment of an orderly liquidation fund.

•	Increases regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•	Increases regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and prepayment consideration.

•	Establishes new disclosure and other requirements relating to executive compensation and corporate governance.

•	Increases transparency of non-hedging derivative trading activity, with the goal of limiting speculation and increasing accountability in the commodities and derivatives (including swaps) market.

•	Removes the prohibition on paying interest on demand deposit accounts.

Regulation of the Securities Business. The securities industry in the United States is subject to extensive regulation under federal and state laws and regulations. Our U.S. broker/dealer subsidiaries are registered as such with the SEC and with FINRA. Self-regulatory organizations such as FINRA have also enacted rules (which are subject to approval by the SEC) for governing the industry Securities firms are subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities and SWS Financial are registered in all 50 states and the District of Columbia. Southwest Securities is also registered in Puerto Rico. Federal and state authorities, as well as state regulatory authorities, have the power to undertake periodic examinations of our securities broker/dealer operations for the purpose of assuring our compliance with the applicable rules and regulations.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, sales methods and conduct, experience and training requirements for certain employees, the conduct of investment banking and research activities and the manner in which we prevent and detect money-laundering activities. As a policy matter, the regulatory framework of the financial services industry is designed primarily to safeguard the integrity of the capital markets and to protect customers, not creditors or stockholders. Legislation and changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer firm, its officers or employees.

Our broker/dealer subsidiaries are subject to the SEC’s net capital rule (Exchange Act Rule 15c3-1). Generally, a broker/dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other operational charges. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker/dealer, and constrain the ability of a broker/dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation.

Compliance with the net capital requirements may limit our operations requiring the intensive use of capital. Such rules require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker/dealer subsidiaries, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require us to make substantial capital contributions into one or more of our broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule. As of June 25, 2010, Southwest Securities had regulatory net capital, as defined by Exchange Act Rule 15c3-1, of $133.6 million, which exceeded the amounts required by $127.7 million. However, the amount of such net excess capital may change dramatically within short periods of time.

Our broker/dealer subsidiaries are required by federal law to belong to the SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for clients up to $500,000, of which a maximum of $250,000 may be in cash.

Our broker/dealer subsidiaries must also comply with the USA PATRIOT Act and other rules and regulations designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations.

Certain activities of some SWS subsidiaries are regulated by the CFTC and various commodity exchanges. The CFTC also has net capital regulations (CFTC Rule 1.17) which must be satisfied. Our futures business is also regulated by the NFA, a registered futures association. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

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

The Dodd Frank Act transfers the functions of the OTS (other than consumer protection) as they relate to the Bank to the Office of the Comptroller of the Currency (the “OCC”), and as they relate to us, to the FRB. The transfer of functions from the OTS will be effective one year after the date of enactment of the Dodd-Frank Act (known as the “Transfer Date”). However the Secretary of the Treasury, in consultation with the OCC, the OTS and the FDIC, may extend the Transfer Date up to an additional six months. Effective ninety days after the Transfer Date, the OTS will be abolished. Bank management is actively analyzing the potential impact of the Dodd-Frank Act.

In July 2010, the FDIC voted to revise its existing Memorandum of Understanding with the primary federal regulators to enhance the FDIC’s existing backup authorities over insured depository institutions that the FDIC does not directly supervise. As a result, the Bank may be subject to increased supervision by the FDIC.

With very limited exceptions, we may not be acquired by any company or by any individual without the approval of a governing bank regulatory agency. That agency must complete an application review, and generally the public must have an opportunity to comment on any proposed acquisition. Without prior approval from the OTS, we may not acquire more than five percent of the voting stock of any savings institution. If we engage in activities that go beyond the permissible activities of a financial holding company, we will not be permitted to participate in the FDIC’s Debt Guarantee Program (“DGP”), which is described in more detail below. The Dodd-Frank Act restricts a bank that is the subject of a formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter from converting its charter, subject to certain exceptions.

The Bank is subject to OTS capital requirements. Federal statutes and OTS regulations have established four ratios for measuring an institution’s capital adequacy: a “Tier I (core) capital” ratio — the ratio of an institution’s Tier I capital to adjusted tangible assets; a “Tier I risk-based capital” ratio — an institution’s adjusted Tier I capital as a percentage of total risk-weighted assets; a “total risk-based capital” ratio — the percentage of total risk-based capital to total risk-weighted assets; and a “tangible equity” ratio — the ratio of tangible capital to total tangible assets.

Federal statutes and OTS regulations have also established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. As of June 30, 2010, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a well-capitalized institution – the Bank’s risk-based capital ratio was 12.2%, its Tier I risk-based capital ratio was 11.0% and its Tier I (core) capital ratio was 8.7%. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant.

The Dodd-Frank Act imposes capital requirements on savings and loan holding companies and requires the Board to mandate that any bank holding company or savings and loan holding company serve as a “source of financial strength” for any subsidiary that is a depository institution. The federal banking agencies have one year after the Transfer Date to issue joint final rules related to the source of financial strength requirement. “Source of financial strength” is defined as the ability of a company that directly or indirectly owns or controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution. Once these rules are finalized, as a savings and loan holding company, we will be required to be a “source of financial strength” for the Bank.

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

The FDIC insures the deposits of the Bank up to the applicable maximum in each account, or up to $250,000 per account, as implemented by the Dodd-Frank Act. FDIC deposit insurance is backed by the full faith and credit of the United States government.

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

Under the TAGP, the FDIC will provide full FDIC deposit insurance coverage for non-interest-bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than one quarter of one percent (0.25%) interest per annum, and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions. Participating institutions pay an assessment on the balance of each covered account in excess of $250,000. The assessment rate for the period from January 1, 2010 through December 31, 2010 will be either 15 basis points, 20 basis points or 25 basis points, depending upon the Risk Category assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the original TAGP that wished to opt-out of the TAGP extensions from January 1, 2010 through December 31, 2010 was required to submit its opt-out election to the FDIC on or before November 2, 2009 (for the first extension) or on or before April 30, 2010 (for the second extension). The Bank participated in the original TAGP and opted-out of both extensions; therefore its participation ended on December 31, 2009. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. While the TAGP unlimited deposit provisions are set to expire December 31, 2010, the FDIC’s general deposit insurance limit ($250,000 per account, pursuant to the Dodd-Frank Act) will pick up where the TAGP left off.

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier I capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The Bank’s special assessment amount was $708,808 and it was collected on September 30, 2009.

On November 12, 2009, the FDIC Board of Directors voted to require insured depository institutions to prepay their estimated quarterly risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessment, along with the Bank’s regular third quarter assessment, was paid on December 30, 2009. For the purposes of estimating the Bank’s assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, and calculating the amount that the Bank prepaid on December 30, 2009, the Bank’s assessment rate was its total base assessment rate in effect on September 30, 2009. The FDIC Board of Directors also increased the annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, the Bank’s total assessment rate for purposes of estimating its assessments for 2011 and 2012 will be increased by an annualized 3 basis points beginning in 2011. The Bank’s total base assessment rate in effect on September 30, 2009 was 15.54 basis points and its prepayment amount was $8.2 million. Unlike the special assessment, which the FDIC collected on September 30, 2009, the prepayment was recorded as a prepaid expense and will not immediately affect the Bank’s earnings. Finally, the FDIC Board of Directors also voted to extend the DIF restoration period from seven to eight years. The Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution during the assessment period.

On October 14, 2008, the U.S. Treasury announced a capital purchase program which would inject $250 billion of capital into the banking system through the Troubled Asset Relief Program (“TARP”). Management determined it was not in the best interest of the company to participate in the TARP.

On March 23, 2009, the Treasury Department announced the details related to its Public Private Investment Program (“PPIP”) to address the problem of legacy assets – both real estate loans held directly on the books of banks and securities backed by loan portfolios. To address the challenge of legacy assets, the Treasury Department – in conjunction with the FDIC and the FRB – used $75 to $100 billion in TARP capital and capital raised from private investors on a dollar-for-dollar basis to generate $500 billion in purchasing power in the PPIP to buy legacy assets. The Treasury Department also announced that the PPIP has the potential to expand to $1 trillion over time. Management continues to monitor and study opportunities related to the PPIP.

Numerous regulations promulgated by the FRB as amended from time to time, affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, fair credit reporting, fair debt collection, service members civil relief, collection of checks, insider lending, truth in lending, truth in savings, home ownership and equity protection, transactions with affiliates, and availability of funds. Under FRB regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non-interest-bearing accounts, the historical effect of the reserve requirements is to increase the Bank’s cost of funds. The Financial Services Regulatory Relief Act of 2006 authorized the Federal Reserve banks to pay interest on reserves, subject to regulations of the FRB, effective October 1, 2011. However, the EESA changed the effective date for this authority to October 1, 2008.

The Bank is subject to regulation by the Bureau of Consumer Financial Protection (the “Bureau”), established by the Dodd-Frank Act as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. The Bureau has broad rule-making authority for a wide range of consumer protection laws, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

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

The Bank Secrecy Act, the USA PATRIOT Act and rules and regulation of the Office of Foreign Assets Control (“OFAC Rules”) include numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures to ensure compliance with the provisions of the Bank Secrecy Act, the USA PATRIOT Act and the OFAC Rules.

The Community Reinvestment Act (“CRA”), requires that the Bank help meet the credit needs of the communities it serves, including low-to-moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial non-compliance. In the most recent examination, we received a “Satisfactory” CRA rating from the OTS. The Bank has committed $5,000,000 to two investments in limited partnership equity funds as a cost effective way of meeting its obligations under the CRA. As of June 30, 2010, the Bank has invested $3,000,000 of its aggregate commitment to the two funds.

Transactions between the Bank and its nonbanking affiliates, including us, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The FRB’s Regulation W codifies prior regulations under Section 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions. The Dodd-Frank Act amends the definition of “affiliate” in Section 23A of the Federal Reserve Act to include “any investment fund with respect to which a member bank or an affiliate thereof is an investment advisor.” This amendment will not be effective, however, until July 21, 2012 at the earliest.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions, their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OTS may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act amends the statutes placing limitations on loans to insiders by including credit exposures to the person arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction, or securities borrowing transaction between the member bank and the person within the definition of an extension of credit to an insider. This amendment is not effective, however, until July 21, 2012 at the earliest.

Subject to various exceptions, savings and loan holding companies and their affiliates are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a holding company or its affiliates.

The federal financial regulators, including the OTS, recently published the final rule implementing the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or SAFE Act. The SAFE Act is effective October 1, 2010. The SAFE Act requires mortgage loan originators who are employees of regulated institutions (including banks and certain of their subsidiaries) to be registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”), a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state. As part of this registration process, mortgage loan originators must furnish the Registry with background information and fingerprints for a background check. The SAFE Act generally prohibits employees of a regulated financial institution from originating residential mortgage loans without first registering with the Registry and maintaining that registration. Financial institutions must also adopt policies and procedures to ensure compliance with the SAFE Act.

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

INSURANCE

Our broker/dealer subsidiaries are required by federal law to belong to the SIPC. SIPC provides protection for clients up to $500,000 each with a limitation of $250,000 for claims for cash balances for all of our broker/dealers. Southwest Securities purchases insurance which, when combined with the SIPC insurance, provides unlimited coverage for Southwest Securities and SWS Financial in certain circumstances for securities held in clients’ accounts with a $100 million aggregate limit.

The Bank’s deposits are insured by the DIF, which is administered by the FDIC, up to applicable limits for each depositor. The FDIC’s DIF is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

EMPLOYEES

At June 25, 2010, we employed 1,142 individuals. Southwest Securities, SWS Financial and SWS Insurance employed 931 of these individuals, 202 of whom were full-time registered representatives. In addition, 307 registered representatives were affiliated with SWS Financial as independent contractors. The Bank employed 211 of these individuals at June 30, 2010.

CUSTOMERS

As of the date of this report, we provided full-service securities brokerage to approximately 43,000 client accounts and clearing services to approximately 149,000 additional client accounts. No single client accounts for a material percentage of our total business.

As of the date of this report, we provided deposit and loan services to approximately 106,000 customers through the Bank and its subsidiaries, which included approximately 95,900 Southwest Securities’ customer accounts. No single customer constitutes a material percentage of the Bank’s total business.

TRADEMARKS

We own various registered trademarks and service marks, including “Southwest Securities,” “SWS,” “SWS Financial,” “Southwest Securities, FSB,” and “SWS Group,” which are not material to our business. We also own various design marks related to logos for various business segments.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their respective ages and positions at August 31, 2010, followed by a brief description of their business experience over the past five years. Each listed person has been appointed to the indicated office by our Board of Directors.

Name	Age	Position

James H. Ross	60	Director and Interim Chief Executive Officer
Kenneth R. Hanks	55	Executive Vice President, Chief Financial Officer and Treasurer
Stacy M. Hodges	47	Executive Vice President
John L. Holt, Jr.	47	Executive Vice President
Daniel R. Leland	49	Executive Vice President
Richard H. Litton	63	Executive Vice President
Jeffrey J. Singer	41	Executive Vice President
W. Norman Thompson	54	Executive Vice President and Chief Information Officer
Paul D. Vinton	61	Executive Vice President
Allen R. Tubb	56	Vice President, General Counsel and Secretary

James H. Ross was appointed to serve as a member of the Board of Directors and as Interim Chief Executive Officer of SWS Group on August 18, 2010. He has served as Executive Vice President since November 2004 and, in September 2007, was elected President and Chief Executive Officer of Southwest Securities. Mr. Ross served as the Director of the Private Client Group at Southwest Securities from March 2004 to March 2008. He has served as Chief Executive Officer of SWS Financial since March 2004. Mr. Ross came to Southwest Securities in 2004, to head the Private Client Group’s brokerage office in downtown Dallas, Texas. Prior to coming to Southwest Securities, Mr. Ross was with UBS Paine Webber, where, from April 1991 to December 2003, Mr. Ross held various positions from financial advisor to branch manager. He began his securities industry career in 1975.

Kenneth R. Hanks was elected Treasurer and Chief Financial Officer in August 2002 and has served as Executive Vice President since June 1996. He served as Chief Operating Officer from August 1998 to August 2002. Mr. Hanks was the Chief Financial Officer from June 1996 to August 1998 and has been a Director of Southwest Securities since June 1997. Mr. Hanks served in various executive capacities at Rauscher Pierce Refsnes, Inc., a financial services company, from 1981 to 1996, including Executive Vice President and Chief Financial Officer. He serves as an arbitrator with FINRA and formerly served as a member of the National Association of Securities Dealers’ (“NASD”) District 6 Business Conduct Committee. Mr. Hanks also currently serves on the Board of Directors and is the chairman of the Audit Committee of PMFG, Inc., (Peerless) which designs and manufactures a wide range of separation filtration equipment and environmental systems for the reduction of air pollution.

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

John L. Holt, Jr. has served as Executive Vice President since November 2007 and was elected Chief Executive Officer of the Bank in September 2007. He has served as President and member of the Board of Directors of the Bank since July 2003. Prior to joining the Bank, Mr. Holt served in various positions at Compass Bank from Regional Executive to Executive Vice President. Previously, Mr. Holt was with Bank of America where he directed all banking activities for more than 50 banking centers throughout Dallas/Fort Worth and Houston. Mr. Holt is currently a member of the board of directors and serves on the audit and finance committees of the Texas Banker’s Association.

Daniel R. Leland has served as Executive Vice President since May 2007. Mr. Leland was also Executive Vice President from February 1999 to September 2004. He served as President and Chief Executive Officer of Southwest Securities from August 2002 to September 2004. He also served as Executive Vice President of Southwest Securities from July 1995 to August 2002 and was re-elected in February 2006. Mr. Leland began his career at Barre & Company in June 1983 where he was employed in various capacities in fixed income sales and trading before becoming President of Barre & Company in 1993. Mr. Leland has been an arbitrator for the NASD and is a past Vice Chairman of the District 6 Business Conduct Committee. He also serves as a board member of the Regional Bond Dealers Association.

Richard H. Litton has served as Executive Vice President and Executive Vice President of Southwest Securities for the Public Finance Division since July 1995. Beginning in September 2006, he became primarily responsible for the entire municipal securities product area of Southwest Securities. Previously, Mr. Litton was President of a regional investment bank and headed the Municipal Group in the Southwest for Merrill Lynch. Mr. Litton served on various advisory committees for the Texas House of Representatives’ Financial Institutions Committee, is past member and director of the Municipal Advisory Council of Texas and currently serves on the Municipal Executive Committee and the Municipal Legal Advisory Committee of the Securities Industry and Financial Markets Association (“SIFMA.”)

Jeffrey J. Singer was elected Executive Vice President in November 2008. He is also an Executive Vice President of Southwest Securities and heads its corporate finance business. From 2005 to 2008, Mr. Singer was President of Levantina USA, Inc., the North American subsidiary of Spain’s Grupo Levantina, the largest global producer of granite and marble materials. Prior to joining Levantina USA, Inc. in 2005, Mr. Singer spent his entire career working in the corporate finance sector for major investment banking firms such as Donaldson, Lufkin & Jenrette, Citigroup’s investment bank and Dillon Read (now part of UBS, Inc.).

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

RISKS SPECIFIC TO OUR INDUSTRIES

Our business has been and may continue to be materially and adversely affected by financial market conditions and economic conditions generally. Our business is materially affected by conditions in the financial markets and economic conditions generally around the world. Since mid-2007, and particularly during the second half of 2008 and continuing in 2010, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes. Concerns about financial institution profitability and solvency as a result of general market conditions, particularly in the credit markets, may cause our clients to reduce the level of business that they do with us. Declines in asset values, the lack of liquidity, general uncertainty about economic and market activity and a lack of consumer and investor confidence have negatively impacted, and may continue to negatively impact, our business.

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

Overall, the business environment for the past two to three years has been extremely adverse and there can be no assurance that these conditions will improve in the near term. For the remainder of 2010, it is expected that adverse economic conditions and the recession will persist, causing a continuation of the unfavorable economic and market dynamics experienced in 2008 and 2009, and possibly leading to a further decline in economic and market conditions. These conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity.

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

Our revenues may decrease if securities transaction volumes decline. Our securities business depends upon the general volume of trading in the U.S. securities markets. If the volume of securities transactions should decline, revenues from our securities brokerage, securities lending and clearing businesses would decrease and our business, financial condition, results of operations and cash flow would be materially and adversely impacted.

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

Real estate market fluctuations, both residential and commercial, and specifically in Texas, could adversely impact our banking business. We are subject to risks as a result of fluctuations in the housing and commercial real estate markets. Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. Texas currently has an oversupply of finished vacant housing and commercial real estate properties that will take some time for the market to absorb. This oversupply may result in a deterioration of our loan portfolio. Though mortgage rates remain attractive and unemployment in Texas remains lower than in many other regions of the country, significant fluctuations in mortgage rates and high rates of unemployment could also adversely affect our loan portfolio. A prolonged downturn in the housing and commercial real estate market could have a significant adverse affect on our business, financial condition, results of operations and cash flow.

Government actions to stabilize credit markets and financial institutions may not be effective and could adversely affect our competitive position. The U.S. Government has enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Troubled Asset Relief Program, the Federal Reserve’s Commercial Paper Funding Facility and Money Market Investor Funding Facility and the FDIC Temporary Liquidity Guarantee Program (“TLGP”). Additionally, the governments of many nations have announced similar measures for institutions in their respective countries. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. If these programs fail to have their intended effects, it could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock. Additionally, we expect to face increased regulation of our industry as a result of the government programs listed above and other legislation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. We also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented and could adversely affect us. The stock and credit markets have been experiencing volatility and disruption for more than two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we could experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations and cash flow.

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

Our clearing contracts generally include automatic termination provisions which are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. Compliance with capital requirements could limit our ability to pay dividends or may impede our ability to repurchase shares of our capital stock. In addition, today’s economic and political environment calls into question the present regulatory structure and the laws and rules enforced thereunder. As such, it is likely that the rules and regulatory structure with which our business must comply will change. While the nature and scope of these regulatory changes cannot be predicted, they could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

RISKS RELATED TO OUR COMPANY

We are required to take certain actions pursuant to our current memorandum of understanding (“MOU”) with the OTS, and lack of compliance could result in additional regulatory actions. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Bank is subject to a Memorandum of Understanding, or MOU, with the OTS. Under the terms of the MOU, the Bank has agreed to take various actions to improve the Bank’s capital position and profitability, among other requirements. The OTS has established higher minimum capital ratios for the Bank than the regulatory minimums. While management is committed to addressing and resolving the issues raised by the OTS and has already initiated corrective actions to comply with various requirements of the MOU, no assurance can be given that the OTS will find the Bank’s compliance plan satisfactory, or that the Bank will not be subject to further supervisory action by the OTS. The Bank may be required to raise additional capital to assure compliance with mandated capital ratios and to support continued growth of the Bank. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, there can be no assurance of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital if and when needed, our ability to comply with applicable capital requirements and to further expand our operations through internal growth or acquisitions could be materially impaired. The MOU subjects the Bank to a number of additional operating restrictions. If the Bank is unable to comply with the MOU, the OTS could take additional actions, including initiating formal enforcement actions, which would have an adverse effect on our business.

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

Our business is significantly dependent on net interest margins. The profitability of our margin lending business depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash balances and the interest expense paid on customer cash balances and borrowings. The earnings and cash flows of the Bank are also dependent upon the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.

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

If our allowance for loan losses is not sufficient to cover actual loan losses, the profitability of our banking segment could decrease. Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. We make various assumptions, estimates, and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on a number of factors, including our own experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary that would have a material adverse effect on our operating results.

The Bank’s mortgage, residential construction commercial real-estate and commercial lending businesses are dependent on the general health of the Texas economy. The Banks’ residential construction, commercial real-estate, commercial and mortgage lending businesses are dependent on the general health of the Texas economy. A significant downturn in the Texas economy could adversely affect these lines of business, and consequently our financial condition, results of operations and cash flow.

Deteriorating credit quality, particularly in commercial, construction and real estate loans, has adversely impacted the Bank and may continue to adversely impact the Bank. Beginning in fiscal 2009, the Bank began to experience a downturn in the overall credit performance of its real estate loans held for investment, as well as acceleration in the deterioration of general economic conditions in Texas and other areas of the United States. This deterioration, as well as increases in Texas unemployment levels, worsened in the third quarter of fiscal 2010. These conditions have caused increased financial stress on many of the Bank’s borrowers and have negatively impacted their ability to repay their loans. Real estate collateral values also continued to decline in fiscal 2010. Due to these factors, the Bank significantly increased its loan loss reserves in fiscal 2010.

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

Several of our product lines rely on favorable tax treatment and changes in federal tax law could impact the attractiveness of these products to our customers. We offer a variety of services and products, such as Individual Retirement Accounts and municipal bonds that rely on favorable federal income tax treatment to be attractive to our customers. Should favorable tax treatment of these products be eliminated or reduced, sales of these products could be materially impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

ITEM 2. PROPERTIES

Our executive offices and primary broker/dealer and banking operations are located in approximately 192,000 square-feet of leased space in an office building in Dallas, Texas. The lease expires in 2020. Our other office locations are leased and generally do not exceed 28,000 square feet of space. We conduct our clearing operations primarily at the Dallas headquarters, and our securities lending activities are conducted from our offices in Old Bridge, New Jersey and New York, New York.

We have 21 retail brokerage offices with 11 in Texas, six in California, two in Oklahoma, one in New Mexico, and one in Nevada. In keeping with management’s goal to become the leading brokerage firm in the Southwest, we plan to expand our offices throughout the region.

We have 12 public finance branch offices, with five in Texas, two in California and one in each of New Mexico, North Carolina and Florida. In addition, public finance has an additional branch in each of New York and Louisiana for which SWS does not maintain an office. We have 15 fixed income branch offices, three in California and Florida, two in Connecticut, and one branch in each of Texas, Illinois, Colorado, New Jersey, Tennessee, New York and Virginia. Our corporate finance office is located in Dallas, Texas. We also have a disaster recovery site in Dallas, Texas covering our brokerage and banking operations.

The Bank leases branch offices in Arlington, Austin, Benbrook, Downtown Dallas, El Paso, Fort Worth, Garland, Houston, Park Cities and Southlake, Texas, and Albuquerque and Ruidoso, New Mexico. The Bank leases the land and owns the non-operational drive-in facilities located in central Arlington, Texas. The Bank owns its banking facilities in Granbury, Waxahachie and South Arlington, Texas.

The company has developed business continuity plans that are designed to permit continued operation of business critical functions in the event of disruptions to our Dallas, Texas headquarters facility as well as critical facilities used by our major subsidiaries. Our critical activities can be relocated among our normal operating facilities and our North Dallas business recovery and disaster recovery center. Our North Dallas facility houses redundant securities and bank processing facilities adequate to replace those found in our primary data center. Our disaster recovery plans are periodically tested, and we participate in industry-wide tests within the securities industry.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Matters

Market for Common Stock. Our common stock trades on the NYSE under the symbol “SWS.” At August 27, 2010, there were 289 holders of record of our common stock and approximately 5,700 beneficial holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

June 27, 2009 to June 25, 2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Cash dividend declared per common share	$ 0.09	$ 0.09	$ 0.09	$ 0.09
Stock price range
High	$ 15.62	$ 15.06	$ 12.80	$ 12.45
Low	$ 12.25	$ 11.00	$ 11.41	$ 9.17

June 28, 2008 to June 26, 2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Cash dividend declared per common share	$ 0.09	$ 0.09	$ 0.09	$ 0.09
Stock price range
High	$ 22.52	$ 21.08	$ 19.29	$ 17.13
Low	$ 12.90	$ 10.01	$ 11.88	$ 11.77

Stock Repurchases. The following table provides information about purchases of common stock by SWS during the quarter ended June 25, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)

3/26/10 to 4/30/10	4,384	11.66	—	500,000
5/01/10 to 5/28/10	196	10.56	—	500,000
5/29/10 to 6/25/10	—	—	—	500,000

	4,580	11.61	—

(1) All of the 4,580 shares of common stock repurchased during the three-month period ended June 25, 2010 were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2) On August 20, 2009, the Board of Directors approved and announced a plan authorizing the company to repurchase up to 500,000 shares of its common stock from time to time in the open market for an 18-month period beginning August 20, 2009 and ending February 28, 2011.

Dividend policy. The company expects to continue paying cash dividends. However, the payment and rate of dividends on the company’s common stock is subject to several factors including operating results, financial requirements of the company, and the availability of funds from the company’s subsidiaries, including the broker/dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA; and the Bank, which may be subject to restrictions by federal banking agencies.

Equity Compensation Plan Information

Restricted Stock Plan. On November 12, 2003, our stockholders approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). In November 2007, the stockholders of SWS Group approved an amendment to the Restricted Stock Plan to increase the number of shares available thereunder by 500,000. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of our common stock to our directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period for awards is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan is fully vested after three years, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant. At June 25, 2010, the total number of shares outstanding was 277,309 and the total number of shares available for future grants was 383,972.

Deferred Compensation Plan. On November 10, 2004, the stockholders of SWS Group approved the 2005 Deferred Compensation Plan, the effective date of which was January 1, 2005, for eligible officers and employees to defer a portion of their bonus compensation and commissions. The deferred compensation plan was designed to comply with the American Jobs Creation Act of 2004. Contributions to the deferred compensation plan consist of employee pre-tax contributions and SWS Group’s matching contributions, in the form of SWS Group common stock, up to a specified limit.

The assets of the deferred compensation plan include investments in SWS Group common stock, Westwood Holdings Group, Inc. (“Westwood”) common stock, and company-owned life insurance (“COLI”). Investments in SWS Group common stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. The deferred compensation plan limited the number of shares of SWS Group common stock that may be issued to 375,000 shares. On November 17, 2009, the stockholders of SWS Group voted to increase the authorized number of shares of SWS Group common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares. The number of shares of SWS Group common stock available for future issuance under the plan was 323,805 at June 25, 2010. Investments in Westwood common stock are carried at market value and recorded as marketable equity securities available for sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition.

For the fiscal year ended June 25, 2010, approximately $16.2 million, with a market value of $15.0 million, was invested in the deferred compensation plan. At June 25, 2010, funds totaling $3.2 million were invested in 216,295 shares of our common stock. Approximately $2.6 million of compensation expense was recorded for participant contributions and employer matching contributions related to the deferred compensation plan in fiscal year 2010.

The trustee of the deferred compensation plan is Wilmington Trust Company.

Stock Option Plans. There were no active stock option plans at June 25, 2010. All current outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) may still be exercised until their contracted expiration date occurs. Options granted under the 1996 Plan have a maximum ten-year term, and all options are fully vested. See Note 1(r) in the Notes to the Consolidated Financial Statements contained in this report.

The following table sets forth certain information concerning all equity compensation plans approved by our stockholders as of June 25, 2010.

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 25, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by stockholders	637,293 (1)	$ 11.41(2)	707,777 (3)

Total	637,293	$ 11.41	707,777

(1) Amount represents 420,998 shares issuable upon the exercise of options granted under the 1996 Plan and 216,295 stock units credited to participants’ accounts under the deferred compensation plan (see descriptions above). The stock units credited to the participants’ accounts under the deferred compensation plan are not included in the weighted average exercise price calculation.

(2) Calculation of weighted-average exercise price does not include stock units credited to participants’ accounts under the deferred compensation plan.

(3) Amount represents 323,805 shares available for future issuance under the deferred compensation plan and 383,972 shares available for future issuance under the Restricted Stock Plan. The 1996 Plan expired on February 1, 2006. Thus, there are no longer any shares available for issuance. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended June 25, 2010 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, and other financial information contained in this report.

The following items, all of which impact the comparability of the data from year-to-year, should be considered: (i) the sale of certain assets of FSB Financial, LTD (“FSB Financial”) in the third quarter of fiscal 2006 and (ii) the declaration on November 30, 2006 by our Board of Directors of a 3-for-2 stock split effected in the form of a 50% stock dividend. Additional items that should be considered are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Events and Transactions.”

	(In thousands, except ratios and per share amounts)
	Fiscal Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008	June 29, 2007	June 30, 2006
Consolidated Operating Results:
Total revenue	$422,227	$485,677	$477,527	$470,898	$391,618
Net revenue (1)	366,971	381,621	301,631	273,615	252,944
Net income/(loss) from continuing operations	(2,893)	23,631	30,854	37,507	28,637
Net income from discontinued operations	—	—	17	102	12,696
Extraordinary gain, net of tax of $571	—	—	1,061	—	—
Net income/(loss)	(2,893)	23,631	31,932	37,609	41,408
Earnings (loss) per share – basic(2)
Income/(loss) from continuing operations	$(0.10)	$0.86	$1.12	$1.38	$1.09
Income from discontinued operations	—	—	—	—	0.48
Extraordinary gain	—	—	0.04	—	—
Net income/(loss)	$(0.10)	$0.86	$1.16	$1.38	$1.57
Earnings (loss) per share – diluted(2)
Income/(loss) from continuing operations	$(0.10)	$0.86	$1.12	$1.37	$1.08
Income from discontinued operations	—	—	—	—	0.48
Extraordinary gain	—	—	0.04	—	—
Net income/(loss)	$(0.10)	$0.86	$1.16	$1.37	$1.56
Weighted average shares outstanding – basic(2)	30,253	27,429	27,502	27,220	26,380
Weighted average shares outstanding – diluted(2)	30,253	27,509	27,602	27,444	26,565
Cash dividends declared per common share	$0.36	$0.36	$0.34	$1.30	$0.95

Consolidated Financial Condition:
Total assets	$4,530,691	$4,199,039	$5,118,251	$5,074,585	$4,657,851
Long-term debt (3)	99,107	111,913	95,194	66,989	37,341
Stockholders’ equity	383,394	340,357	323,006	306,447	289,472
Shares outstanding	32,342	27,263	27,196	27,492	26,592
Book value per common share	$11.85	$12.48	$11.88	$11.15	$10.89

Bank Performance Ratios:
Return on assets	(0.8)%	0.2%	0.6%	1.3%	1.5%
Return on equity	(9.1)%	2.6%	6.8%	15.3%	16.1%
Equity to assets ratio	9.2%	8.5%	8.4%	8.2%	9.6%

(1)	Net revenue is equal to total revenues less interest expense.

(2)	Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS.

(3)	Includes Federal Home Loan Bank advances with maturities in excess of one year.

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

Clearing. We provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis). Our clientele includes general securities broker/dealers and firms specializing in high volume trading. We currently support a wide range of clearing clients, including discount and full-service brokerage firms, direct access firms, registered investment advisors and institutional firms. In addition to clearing trades, we tailor our services to meet the specific needs of our clearing clients (“correspondents”) and offer such products and services as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

This segment generates revenues primarily through transaction charges to our correspondent firms for clearing their trades. Revenue is also earned from various fees and other processing charges as well as through net interest earnings on correspondent customer balances.

Retail. We offer retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts through the activities of our employee registered representatives and our independent contractors. As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and proceeds from the sale of insurance products as well as net interest income from retail customer balances.

Institutional. We serve institutional customers in the areas of securities borrowing and lending, public finance, municipal sales and underwriting, investment banking, fixed income sales and equity trading. Our securities lending business includes borrowing and lending securities for other broker/dealers, lending institutions, and our own clearing and retail operations. Generally, we earn net interest income based on the spread between the interest rate on cash or similar collateral we deposit and the interest rate paid on cash or similar collateral we receive. Our public finance and municipal sales and underwriting professionals assist public bodies in originating, syndicating and distributing securities of municipalities and political subdivisions. Our corporate finance professionals arrange and evaluate mergers and acquisitions, conduct private placements, participate in public offerings of securities with institutional and individual investors, assist clients with raising capital, and provide other consulting and advisory services.

Our fixed income sales and trading group specializes in trading and underwriting U.S. government and agency bonds, corporate bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products. The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions. Our equity trading department focuses on providing the best execution for equity and option orders for clients. We also execute institutional portfolio trades and are a market maker in a limited number of listed securities.

This segment generates revenues from the net interest spread on stock loan transactions, commission and trading income from fixed income and equity products and investment banking fees from corporate and municipal securities transactions.

Banking. We offer traditional banking products and services. We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes commercial lending, commercial real-estate lending, small business lending and residential construction lending. We originate the majority of our loans internally and we believe this business model helps us build more valuable relationships with our customers. Our mortgage purchase division purchases participations in newly originated residential loans from various mortgage bankers nationwide. The Bank earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors.

The “other” category includes SWS Group, corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”). At June 26, 2009, SWS Group also owned NYSE Euronext, Inc. (“NYX”) common stock, which was sold in the first quarter of fiscal 2010.

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past two years. As of June 25, 2010, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average (the “DJIA”) up 20%, the Standard & Poor’s 500 Index (“S&P 500”) up 17% and the NASDAQ Composite Index (“NASDAQ”) up 21%. The DJIA closed at 10,143.81 on June 25, 2010 up from 8,438.39 on June 26, 2009 but substantially below the close of 11,346.51 on June 27, 2008. Additionally, the average daily volume on the NYSE declined during our fiscal 2010, decreasing 5% over the same period last fiscal year. Despite the current positive direction in the equity markets, the economic environment is challenging, with the national unemployment rate at approximately 9.5% at the end of June 2010, slightly down from the high of 10% at the end of December 2009. The FRB reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and has not yet begun increasing rates. Most economists do not expect the federal funds rate to increase significantly during the remainder of calendar 2010.

The disruptions and developments in the general economy and the credit markets over the past two years have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. For example, the U.S. government provided capital to rescue the operations of Fannie Mae, Freddie Mac and American International Group, Inc. (“AIG”) while allowing Lehman Brothers (“Lehman”) to fail. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under “Item 1. Business-Regulation.”

Investors initially responded to the volatile markets with a flight to quality which, in turn, reduced yields on short-term U.S. treasury securities and produced a dramatic reduction in commercial paper issuance. Investors are slowly moving back to higher yielding investments, but this has been a slow progression.

Unemployment and tight credit markets continue to create an unstable economic environment, and there is no guarantee that conditions will not worsen again. All of these factors have had an impact on our banking and brokerage operations

Brokerage: On the brokerage side of the business, volatility in the credit and mortgage markets, low interest rates and reduced volume in the stock markets continue to have an impact on several aspects of our business primarily related to valuation of securities, liquidity and depressed net interest margins.

Valuation of Securities

In order to take advantage of attractive tax-free yields, we began investing in certain auction rate municipal bonds in the spring of 2008. At the end of fiscal 2010 and 2009, we held $22.3 million and $23.9 million, respectively, of auction rate municipal bonds, which represented one security and 17% and 26% of our municipal obligations portfolio at June 25, 2010 and June 26, 2009, respectively. This security is an investment grade credit, was valued at 95.7% of par at June 25, 2010 and was valued at par at June 26, 2009, and yielded less than 1% per year for both periods. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance the debt when interest rates rise, there can be no certainty that this refinancing will occur. We believe valuation of this bond at 95.7% of par at June 25, 2010 appropriately reflects a discount for the current lack of liquidity in this investment. See additional discussion under “Critical Accounting Policies-Fair Value.”

Our customers own $3.7 million in auction rate bonds as well as approximately $21.5 million in auction rate preferred securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

We trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels that we consider to be prudent given current market conditions. These securities are priced using a third-party pricing service and we review the price monthly to ensure reasonable valuation. At June 25, 2010, we held mortgage and asset-backed securities of approximately $27.4 million included in securities owned, at market value on the consolidated statements of financial condition.

Customer margin balances have also been negatively impacted by the volatile equity markets, which reduces the net interest we earn on customer accounts.

We have one investment in a venture capital investment partnership that we account for using the equity method of accounting, which approximates fair value. This venture capital fund invests in small businesses in various stages of development and that operate in a variety of industries. After several years of losses, during fiscal 2010, we recorded a gain of $1.3 million on this investment. At June 25, 2010, we valued this investment at $2.3 million.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. All but $50 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced reductions in our borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. All of these actions have had a negative impact on our liquidity. Should our lenders take additional similar actions, the cost of conducting our business will increase and our volume of business could be limited. To address this liquidity risk, on January 29, 2010, we entered into a $50 million committed credit facility with a national bank, with unsecured borrowing capacity of $15 million. As of June 25, 2010, we have not borrowed under this facility.

The volatility in the U.S. stock markets also impacts our liquidity through increased margin requirements at our clearing houses. These margin requirements are determined through a combination of risk factors including volume of business and volatility in the U.S. stock markets. To the extent we are required to post cash or other collateral to meet these requirements, we will have less borrowing capacity to finance our other businesses.

Net Interest Margins

Historically, the profitability of the brokerage business has been dependent upon net interest income. We earn net interest income on the spread between the rates earned and paid on customer and correspondent balances as well as from our securities lending business. With interest rates at historically low levels, the spread we are able to earn is depressed, primarily from the extremely low yields on our assets segregated for regulatory purposes portfolio. Additionally, the spread in our securities lending business has declined. Lastly, because the yield on money market funds have declined significantly, revenue sharing arrangements with our primary money market fund sweep providers have been substantially reduced. We do not expect any significant changes in these dynamics until short-term interest rates begin to rise.

We have taken actions to mitigate the impact of the margin contraction by renegotiating arrangements with our clearing customers, changing the mix of our assets segregated for customers’ portfolio and developing new business in our securities lending portfolio. Despite these actions, profits from net interest remain depressed.

Bank: The prolonged depressed economic environment has had a significant impact on our banking business. The impact is focused primarily in two areas: (i) deterioration in the loan portfolio, specifically the commercial real estate portfolio and (ii) heightened regulatory review. The Bank has experienced deterioration in its real estate loan portfolio for the past 24 months. This deterioration was initially limited to the Bank’s residential construction portfolio. However, as the recession lengthened, deterioration in credit quality began to appear in the Bank’s commercial real estate loan portfolio. This deterioration accelerated in the third quarter of fiscal 2010 as North Texas banks began to experience more significant economic problems from the continuing recession, such as significant declines in property values, reclassification of criticized assets to classified assets, increased charge-offs and continuing declines in banking industry statistics. Criticized assets are assets that reflect developing adverse trends and classified assets are assets that reflect well defined weaknesses. In addition, unemployment, both nationally and in Texas, remains at elevated levels causing continuing economic distress.

Appraisals received in the last half of fiscal 2010 also exhibited more conservative valuation methodologies than in prior periods which adversely affected collateral values. In addition, capitalization rates, defined as net operating income divided by cost or value of the property, increased significantly in a flat interest rate environment, resulting in overall lower collateral valuations. These lower valuations resulted in increased write-downs of our real estate owned (“REO”) properties from $1.1 million for the fiscal year ended June 30, 2009 to $5.5 million for the fiscal year ended June 30, 2010.

The deterioration was further evidenced by the progression of criticized assets to classified assets. Classified assets increased significantly during fiscal 2010 from $81.0 million at June 30, 2009 to $191.8 million at June 30, 2010, a 136.8% increase. Total charge-offs for fiscal 2010 were $26.3 million of which 93.1% were real estate related. Non-performing assets increased by $37.6 million from $56.1 million at June 30, 2009 to $93.7 million at June 30, 2010, or 5.3% of total assets.

Banking industry national statistics revealed a decrease in charge-off rates but an increase in delinquency rates which may evidence continued deterioration in the industry. The most recent data published by the Federal Reserve indicated real estate charge-off rates for real estate loans decreased from 2.88% in the fourth calendar quarter of 2009 to 2.20% in the first calendar quarter of 2010. Charge-off rates for total loans decreased from 3.08% in the fourth calendar quarter of 2009 to 2.88% in the first calendar quarter of 2010. Banking industry national delinquency rates increased for real estate loans from 9.69% in the fourth calendar quarter of 2009 to 10.18% in the first calendar quarter of 2010. Total loan delinquencies increased from 7.43% in the fourth calendar quarter of 2009 to 7.49% in the first calendar quarter of 2010.

After consideration of all of these factors, the Bank determined that a $45.1 million loan loss provision was required for fiscal 2010, bringing the Bank’s loan loss allowance to $35.1 million or 3.0% of loans held for investment at June 30, 2010. We expect the allowance to be at elevated levels until non-performing assets begin to decline. Stabilization of non-performing assets and loss levels are largely dependent on the North Texas economy and employment levels. Until employment levels improve in North Texas, we do not expect meaningful improvement in the credit quality of our loan portfolio.

To address the deterioration in the Bank’s real estate loan portfolio, management has taken actions to reduce the level of problem assets and has established strict limits on new lending, including restrictions on originating certain types of loans. Actions taken include restricting lending for certain loan categories, providing additional experienced staff in the special assets department and expanding the Bank’s loan workout and marketing strategies and personnel. Additionally, loan concentration guidelines have been modified to limit the Bank’s exposure in commercial real estate, residential construction and lot and land development loans.

From a regulatory perspective, the current environment has produced escalating regulatory scrutiny for all financial institutions including the Bank. Effective July 13, 2010, the Bank entered into an informal MOU with the OTS. The MOU provides among other things, that the Bank will (i) maintain a Tier I (core) capital ratio of 8% and a total risk-based capital ratio of 12%; (ii) adopt a classified asset reduction plan; (iii) retain a third-party consulting firm to review loan classifications; (iv) restrict certain lending and (v) not declare or pay dividends from the Bank without OTS approval. The MOU does not contain any monetary assessments or penalties. Management believes that it is instituting the appropriate plans to meet the requirements of the MOU; however, there is no certainty that the Bank can successfully execute on all of these requirements within the time frames noted in the MOU. If the Bank is unable to comply with the MOU or if the economic environment causes additional deterioration in the Bank’s operations, the OTS could take additional actions, including initiating formal enforcement actions.

Events and Transactions

Several material events and transactions impacted our results of operations in the periods presented. A description of these transactions and the impact on our results of operations is presented below:

Increase in provision for loan losses. The provision for loan loss increased $31.8 million during fiscal 2010, resulting in an allowance for loan loss of $35.1 million at June 30, 2010. See discussion in “Overview—Business Environment—Impact of Credit Markets—Bank.”

Sale of 5,000,001 shares of our common stock. On October 16, 2009, we filed a shelf registration statement with the SEC providing for the sale of up to $150.0 million of securities. On December 9, 2009, we closed a public offering of 4,347,827 shares of our common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase 652,174 additional shares of our common stock to cover over-allotments. We generated net proceeds, after deducting underwriting discounts and commissions, from the offerings of approximately $54.3 million. To date, we have invested $47.5 million of the net proceeds as a $27.5 million capital contribution to the Bank and a $20.0 million capital contribution to Southwest Securities. The remaining funds will be used by us for general corporate purposes.

Write-off of $6.3 million for clearing. In the first quarter of fiscal 2010, we recorded a pre-tax loss of $6.3 million as a result of a clearing correspondent’s unauthorized short sale of more than 2 million shares of a stock. The short sale and the subsequent trades to cover the short position resulted in a $6.3 million receivable from the correspondent. We determined that collection of this receivable was doubtful and established an allowance for this receivable. The loss was recorded in “other expenses” on the consolidated statements of income and comprehensive income.

NYSE/Archipelago. We owned 23,721 shares of Archipelago Holdings, LLC (“Archipelago”) common stock prior to the merger of Archipelago and the NYSE in March 2006, for which we received 23,721 unrestricted shares of the new entity NYX. As part of the merger, we also surrendered our NYSE seat (carried at a cost of $230,000) in return for $300,000 in cash and 80,177 restricted shares of NYX common stock. In fiscal 2009, we determined that the decline in value of these shares was other than temporary and recorded a $4.3 million realized loss on this investment.

In the first quarter of fiscal 2010, we sold the 103,898 shares of NYX common stock for $2.9 million. SWS recognized a gain of $16,000 on the sale.

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

Acquisition of M.L. Stern. In February 2008, we entered into a definitive agreement to purchase M.L. Stern & Co., LLC and its wholly owned subsidiary Tower Asset Management, LLC (collectively, “M.L. Stern”) from a subsidiary of Pacific Life Insurance Company. The acquisition was structured as a purchase of all of the outstanding membership interests of M.L. Stern & Co., LLC. The assets and liabilities acquired as well as the financial results of M.L. Stern were included in our consolidated financial statements after the close of business on March 31, 2008, the acquisition date. Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities in December 2008 and are operating as separate offices in our private client group (references to M.L. Stern include these operations). These operations are included in our retail segment. Effective April 4, 2009, M.L. Stern withdrew its broker/dealer registration with FINRA, the SEC and all states. Tower Asset Management, LLC provided investment advisory services to high net worth individuals or families who required investment expertise and personal services. Tower Asset Management, LLC ceased business operations on June 30, 2009.

The aggregate acquisition price for M.L. Stern was approximately $8.7 million, which consisted of cash in the amount of $5.5 million and direct expenses of $3.2 million in finder’s fees, legal fees, valuation fees, severance costs and contract cancellation costs.

The cost to acquire M.L. Stern was less than the fair values assigned to the acquired assets and liabilities, and as such, the excess was allocated as a pro-rata reduction of the amounts assigned to the acquired assets bringing all valued intangible assets to an adjusted fair value of zero. Depreciable fixed assets were also reduced to zero through the allocation process. After allocation of the excess, $1.6 million of excess fair value over cost remained. We recognized this amount as an extraordinary gain.

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

Distribution from an Equity Investment. In fiscal 2008, we realized a gain and received a distribution of $639,000 from a limited partnership venture capital fund in which we have an equity investment. This amount was included in other revenue in the consolidated statements of income and comprehensive income. See Note 10 in the Notes to the Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Consolidated

Net loss for the fiscal year ended June 25, 2010 was $2.9 million, a decrease of $26.5 million from net income for the fiscal year ended June 26, 2009. Net income for the fiscal years ended June 26, 2009 and June 27, 2008 totaled $23.6 million and $31.9 million, respectively, representing a decrease of $8.3 million from fiscal 2008 to 2009. Net income includes income of $17,000 from discontinued operations and an extraordinary gain of $1.1 million for fiscal 2008. Fiscal years 2010, 2009 and 2008 each contained 251 trading days.

The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	Change		Change
	Fiscal 2009 to 2010		Fiscal 2008 to 2009
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$(957)	(8)%	$(2,410)	(17)%
Commissions	(21,543)	(12)%	67,635	61%
Net interest	(7,010)	(7)%	2,291	2%
Investment banking, advisory and administrative fees	(549)	(2)%	(1,135)	(3)%
Net gains on principal transactions	6,530	19%	26,178	303%
Other	8,879	74%	(12,569)	(51)%

	$(14,650)	(4)%	$79,990	27%

	Change		Change
	Fiscal 2009 to 2010		Fiscal 2008 to 2009
Operating expenses:	Amount	Percent	Amount	Percent
Commissions and other employee compensation	$(9,592)	(4)%	$55,173	30%
Occupancy, equipment and computer service costs	1,283	4%	5,901	22%
Communications	122	1%	3,033	30%
Floor brokerage and clearing organization charges	463	13%	1,240	55%
Advertising and promotional	(515)	(11)%	686	18%
Provision for loan loss	31,795	239%	9,777	276%
Other	4,775	13%	14,860	68%

	28,331	8%	90,670	36%

Pretax income	$(42,981)	(112)%	$(10,680)	(22)%

Fiscal 2010 versus 2009

Net revenues decreased $14.7 million from fiscal 2009 to fiscal 2010. The largest components of the decrease were, a $21.5 million decrease in commissions and a $7.0 million decrease in net interest. The decrease in commissions was due to lower commissions in the institutional segment, primarily in the taxable fixed income business, as a result of tighter spreads and reduced market volatility. The decrease in net interest was due to a 64 basis point decrease in the spread in the institutional segment’s securities lending business. Additionally, net interest declined due to reduced investment in tax-exempt municipal auction rate bonds in our municipal business. These decreases were partially offset by a $6.5 million increase in net gains on principal transactions and an $8.9 million increase in other revenue. The increase in net gains on principal transactions was primarily from an increase in the number of financings in the institutional segment and an increase in the retail municipal sales trading volume in our municipal business segment in fiscal year 2010 as compared to fiscal year 2009. The increase in other revenue was due primarily to (i) a $2.7 million increase in the sale of insurance products; (ii) a $3.5 million increase in the value of our deferred compensation plan assets and (iii) a gain of $1.3 million related to a limited partnership venture capital fund, as compared to a loss of $2.7 million in the prior fiscal year.

Operating expenses increased $28.3 million for fiscal 2010 as compared to fiscal 2009 due to a $31.8 million increase in the provision for loan loss and a $4.8 million increase in other expense. The increase in the Bank’s loan loss provision is discussed in “Overview-Business Environment-Impact of Credit Markets-Bank.” The increase in other expenses was due to (i) a $6.3 million loss incurred in the clearing segment in the first quarter of fiscal 2010 from a correspondent’s short sale of securities; (ii) an increase in the Bank’s write-downs on REO of $4.4 million; (iii) a $2.5 million increase in loan collections and other real estate expense; and (iv) a $734,000 increase in the DIF assessment. Additionally, in last fiscal year’s comparable period, other expenses included a $5.4 million write-off related to the Lehman stock loan deficit and a $5.0 million impairment loss for our investments in NYX and USHS common stock. These increases in other expenses and the provision for loan loss were partially offset by a decrease in commission and other employee compensation of $9.6 million driven by a decrease in commission and incentive compensation in our institutional segment as a result of lower revenues. The decrease in commission and other employee compensation in our institutional segment was offset by an increase in salaries to our corporate support and information technology employees and deferred compensation expense related to our Restricted Stock Plan resulting from acceleration in the vesting of restricted stock for retired directors and individuals no longer employed by us.

Fiscal 2009 versus 2008

Net revenues increased $79.9 million from fiscal 2008 to fiscal 2009. The largest components of the increase were in commissions, $67.6 million, net interest, $2.3 million, and net gains on principal transactions, $26.2 million. The increase in commissions is due to a $46.7 million increase in the institutional segment, primarily in the fixed income business, as greater volatility and lack of liquidity resulted in wider spreads that, in turn, led to increased client activity and more transactions. Also contributing to the increase in commissions is the increase in our retail segment of $20.9 million primarily due to the acquisition of M.L. Stern. M.L. Stern recorded commission revenue of $35.2 million for fiscal 2009 up from $9.6 million in fiscal 2008. The commission revenue increases were partially offset by a $2.2 million decrease in commissions for SWS Financial and a $2.4 million decrease in commission for our private client group. The increase in net interest is due primarily to a 23 basis point increase in the spread in the stock loan business as well as an increase in the average loan balance at the Bank of 26%. The increase in net gains on principal transactions is driven by the fixed income business primarily due to the volatility in the market and increased customer activity. These increases were offset by a decrease in other revenue of $12.6 million. This decrease is due to a $2.9 million increase in losses related to our limited partnership venture capital fund, a $1.7 million increase in losses on the deferred compensation plan (with a corresponding decrease in compensation expenses on the deferred compensation plan), a $3.5 million decrease in revenue from the sale of our insurance products, a decrease of $1.9 million in SEC fees collected (with a corresponding decrease in other expenses) and a decrease in miscellaneous income of $650,000, which is primarily made up of the gain recognized on the sale of the Bank’s factoring assets in the third quarter of fiscal 2008. There was also a $1.7 million increase in net losses from the sale of REO property at the Bank and a $657,000 decrease in service fee income.

Operating expenses increased $90.7 million for fiscal 2009 as compared to fiscal 2008. The largest increase was in commissions and other employee compensation, $55.2 million, occupancy, equipment and computer service costs, $5.9 million, and other expenses, $24.6 million. The increase in commissions and other employee compensation is due primarily to the acquisition of M.L. Stern. M.L. Stern’s commission and other employee expenses were $32.3 million in fiscal 2009 versus $8.6 million in fiscal 2008. The remainder of the increase is due to variable compensation in the institutional segment from fiscal 2008 to fiscal 2009 based on increased profitability. The increase in occupancy, equipment and computer service costs is due primarily to the acquisition of M.L. Stern. The increase in other expenses is primarily due to the $5.4 million write-off of the Lehman counterparty exposure, an increase in the provision for loan loss of $9.8 million, an increase in legal fees of $1.6 million, the losses recognized on our investment in NYX and USHS of $5.0 million and increases in purchase mortgage loan losses, real estate and loan related expenses and DIF assessments of $4.0 million.

Net Interest Income

We generate net interest income from our brokerage segments and our banking segment. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts. For the fiscal years 2010, 2009 and 2008 net interest income from our brokerage operations and banking segment were as follows (in thousands):

	2010	2009	2008
Brokerage	$ 24,769	$ 42,631	$ 55,607
Bank (1)	76,038	65,186	49,919

Net interest	$ 100,807	$ 107,817	$ 105,526

(1)	The net interest reported for the Bank is for the periods ended June 30, 2010, 2009 and 2008.

For the fiscal years ended June 25, 2010, June 26, 2009 and June 27, 2008, net interest income from our brokerage entities accounted for approximately 7%, 11% and 18% of our net revenue, respectively. For fiscal years 2010, 2009 and 2008, average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	2010	2009	2008
Average interest-earning assets:
Customer margin balances	$ 172,690	$ 176,321	$ 288,667
Assets segregated for regulatory purposes	342,431	304,894	336,006
Stock borrowed	1,859,000	2,061,000	2,997,000

Average interest-bearing liabilities:
Customer funds on deposit, including short credits	378,846	409,749	520,523
Stock loaned	1,804,000	2,021,000	2,959,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For fiscal 2010, income tax benefit (effective rate of 36.4% for the fiscal year ended June 25, 2010) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to loss before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment and increases in the value of company-owned life insurance (“COLI”).

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

For fiscal 2008, income tax expense (effective rate of 37.2% for the year ended June 27, 2008) differed from the statutory rate. The effective rate was higher than the statutory rate because of state income taxes and the increase in net liability for uncertain tax positions, partially offset by permanently excluded items, such as tax exempt interest.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the fiscal years ended June 25, 2010, June 26, 2009 and June 27, 2008 (dollars in thousands):

	June 25, 2010	% Change	June 26, 2009	% Change	June 27, 2008
Net revenues:
Clearing	$21,041	(21)%	$26,565	(28)%	$37,138
Retail	110,578	3	107,518	18	91,231
Institutional	157,977	(16)	187,970	54	121,757
Banking(1)	76,409	15	66,710	24	53,970
Other	966	114	(7,142)	(190)	(2,465)

Total	$366,971	(4)%	$381,621	27%	$301,631

Pre-tax income (loss):
Clearing	$(5,305)	(201)%	$5,233	(55)%	$11,611
Retail	219	109	(2,425)	(122)	11,037
Institutional	53,222	(24)	69,714	51	46,158
Banking(1)	(17,826)	(258)	11,281	(36)	17,701
Other	(34,862)	23	(45,374)	(21)	(37,398)

Total	$(4,552)	(112)%	$38,429	(22)%	$49,109

(1) The net revenues and pre-tax income reported for the banking segment is for the periods ended June 30, 2010, 2009 and 2008.

Clearing. The following is a summary of the results for the clearing segment for fiscal 2010, 2009 and 2008 (dollars in thousands):

	June 25, 2010	% Change	June 26, 2009	% Change	June 27, 2008
Net revenue from clearing	$10,582	(8)%	$11,534	(17)%	$13,946
Net interest	6,099	9	5,603	(56)	12,811
Other	4,360	(54)	9,428	(9)	10,381

Net revenues	21,041	(21)	26,565	(28)	37,138

Operating expenses	26,346	24	21,332	(16)	25,527

Pre-tax income (loss)	$(5,305)	(201)%	$5,233	(55)%	$11,611

Average customer margin balance	$99,000	(1)%	$100,000	(43)%	$176,000

Average customer funds on deposit	$232,000	(15)%	$273,000	(24)%	$358,000

Customer deposits at the Bank	$714,200	17%	$609,600	21%	$505,300

The following table reflects the number of client transactions processed for each of the last three fiscal years and the number of correspondents at the end of each fiscal year:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Tickets for high-volume trading firms	1,404,848	8,469,552	30,469,859
Tickets for general securities broker/dealers	937,925	895,329	1,112,514

Total tickets	2,342,773	9,364,881	31,582,373

Correspondents(*)	174	184	190

(*) In evaluating correspondent relationships, we determined that certain clearing accounts, while not officially terminated, have become inactive. Consequently, we have revised our definition of correspondent and have excluded these dormant relationships in our correspondent count for all periods presented.

Fiscal 2010 versus 2009

The clearing segment posted a 21% decrease in net revenues and a 201% decrease in pre-tax income for fiscal 2010 as compared to fiscal 2009.

In fiscal 2010, tickets processed decreased substantially from fiscal year 2009, while clearing fee revenue decreased only 8%. The primary driver of this change was decreased volume from day trading customers. Revenue per ticket was $4.46 for fiscal 2010 up from $1.23 for fiscal 2009 due to a change in the mix of customers from day trading firms to general securities broker/dealers. The fees for services to the day trading firms are discounted substantially from the fees charged to general securities brokers/dealers.

Net interest revenue in the clearing segment increased $496,000 or 9% in fiscal 2010 as compared to fiscal 2009. Net interest revenue increased due to an increase in the spread we earn on customer deposits.

Other revenue, which is primarily composed of fees from money market funds, decreased $5.1 million for fiscal 2010 as compared to fiscal 2009. This decrease was due to a 70% decrease in administrative fee income from money market fund providers. This fee income decreased due to a reduction in short-term interest rates, which resulted in reduced revenue sharing with various money market funds.

Operating expenses for fiscal 2010 increased $5.0 million from fiscal 2009 due to a $6.5 million increase in other expenses. This increase was primarily due to a $6.3 million loss incurred on a correspondent’s short sale of securities in fiscal 2010 as well as increased legal expenses of $1.4 million. This increase was partially offset by a $1.0 million decrease in information technology and operating expenses and a $1.1 million decrease in commissions and other employee compensation. This decrease in commissions and other employee compensation was due to a decrease in salary expense of $178,000, as well as a $907,000 decrease in incentive compensation, primarily related to reduced headcount.

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

Net interest revenue in the clearing segment decreased 56% in fiscal 2009 as compared to fiscal 2008. Net interest decreased primarily due to a 43% decline in margin balances in the clearing segment as well as a 43 basis point drop in the spread we earn on customer deposits.

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

Retail. The following is a summary of the results for the retail segment for fiscal 2010, 2009 and 2008 (dollars in thousands):

	June 25, 2010	% Change	June 26, 2009	% Change	June 27, 2008
Net revenues:
Private Client Group (“PCG”)
Commissions	$58,436	2%	$57,060	68%	$33,877
Advisory fees	5,291	(22)	6,756	(3)	6,963
Insurance products	4,961	21	4,107	5	3,920
Other	243	153	(462)	(168)	682
Net interest revenue	2,315	34	1,732	(38)	2,802

	71,246	3	69,193	43	48,244

Independent registered representatives (SWS Financial)
Commissions	25,343	14	22,311	(9)	24,506
Advisory fees	2,444	(24)	3,212	(15)	3,780
Insurance products	6,034	37	4,403	(43)	7,754
Other	841	18	710	(10)	786
Net interest revenue	819	3	796	(69)	2,529

	35,481	13	31,432	(20)	39,355

Other
Commissions	$228	23%	$185	(24)%	$242
Advisory fees	2,253	(59)	5,519	207	1,796
Insurance products	1,147	22	940	(26)	1,271
Other	226	1	223	9	204
Net interest revenue	(3)	(111)	26	(78)	119

	3,851	(44)	6,893	90	3,632

Total	$110,578	3	$107,518	18	$91,231

Operating expenses	110,359	—	109,943	37	80,194

Pre-tax income (loss)	$219	109%	$(2,425)	(122)%	$11,037

Average customer margin balances	$62,000	(2)%	$63,000	(29)%	$89,000

Average customer funds on deposit	$129,000	5%	$123,000	(18)%	$150,000

Customer deposits at the Bank	$564,242	16%	$484,480	32%	$366,007

PCG representatives	202	(12)%	230	22%	207

SWS Financial representatives	307	1%	305	(3)%	315

Fiscal 2010 versus 2009

Net revenues in the retail segment increased 3% in fiscal 2010 as compared to fiscal 2009 driven by (i) a $4.5 million increase in commission revenue, (ii) a $2.7 million increase in insurance product sales and (iii) the elimination of M.L. Stern LLC’s deferred compensation plan which produced a loss of $843,000 in the comparable fiscal 2010 period. The insurance product sales increases in fiscal 2010 were due to an increase in volume in both our PCG and SWS Financial businesses. These increases were partially offset by a decrease in advisory fees of $5.5 million. The primary reason for the decrease in advisory fees was due to (i) closing Tower Asset Management, LLC on June 30, 2009, which reduced fees by $3.7 million and (ii) a reduction in money market fee revenue of $3.3 million offset by increased managed and advisory fee income of $1.1 million due to an increase in assets under management from June 26, 2009 to June 25, 2010. Total customer assets were $12.6 billion at June 25, 2010 and $11.5 billion at June 26, 2009. Assets under management were $517.0 million at June 25, 2010 versus $419.0 million at June 26, 2009, excluding Tower Asset Management, LLC.

Net interest revenue in the retail segment increased 28% in fiscal 2010 as compared to fiscal 2009. Net interest revenue increased due to an increase in the spread we earn on customer deposits.

Operating expenses increased less than 1% from fiscal 2009 to fiscal 2010. This increase was primarily due to a 2% increase in commission and other employee compensation, which was the primary component of operating expenses in the retail segment, as well as a $1.0 million increase in information and technology expenses. These increases were offset by a $920,000 decrease in communication expense and a $936,000 decrease in occupancy, equipment and computer service costs. These decreases were primarily due to the reorganization of the old M.L. Stern offices.

Fiscal 2009 versus 2008

Net revenues in the retail segment were up 18% in fiscal 2009 as compared to fiscal 2008 driven by commissions, fees and other revenues from the acquisition of M.L. Stern of $41.2 million versus revenue of $11.4 million in fiscal 2008. Total customer assets were $11.5 billion at June 26, 2009 and $11.4 billion at June 27, 2008. Total customer assets for fiscal 2009 and fiscal 2008 include $5.0 billion and $4.4 billion from M.L. Stern, respectively. Assets under management were $419.0 million at June 26, 2009 versus $856.0 million ($463.0 million from Tower Asset Management, LLC) at June 27, 2008. Effective June 30, 2009, Tower Asset Management, LLC ceased operations.

Net interest revenue allocated to the retail segment decreased 50% in fiscal 2009 as compared to fiscal 2008. This decrease is primarily due to a reduction in the spread earned on customer deposits.

Operating expenses increased 37% from fiscal 2008 to fiscal 2009. This increase is primarily due to a 29% increase in commission expense, the primary component of operating expenses in the retail segment, driven by M.L. Stern’s commission expense of $32.3 million. In addition, operating expenses increased due to increased rent expense from the addition of new branches, computer services expense, licenses and fees, professional services, legal expense and the information and technology expenses allocated to the segment. M.L. Stern contributed $12.3 million to the increase in other operating expenses.

Institutional. The following is a summary of the results for the institutional segment for fiscal 2010, 2009 and 2008 (dollars in thousands):

	June 25, 2010	% Change	June 26, 2009	% Change	June 27, 2008
Net revenues:
Commissions
Taxable fixed income	$44,751	(37)%	$71,545	158%	$27,715
Municipal distribution	15,187	(2)	15,517	60	9,676
Portfolio trading	13,338	9	12,247	(19)	15,179
Other	17	55	11	(31)	16

	73,293	(26)	99,320	89	52,586

Investment banking fees	26,008	42	18,269	(18)	22,250
Net gains on principal transactions	41,635	20	34,822	315	8,398
Other	1,013	(6)	1,077	(6)	1,140
Net interest revenue
Stock loan	13,829	(54)	30,064	(13)	34,708
Other	2,199	(50)	4,418	65	2,675

Total	157,977	(16)	187,970	54	121,757

Operating expenses	104,755	(11)	118,256	56	75,599

Pre-tax income	$53,222	(24)%	$69,714	51%	$46,158

Taxable fixed income representatives	32	3%	31	7%	29

Municipal distribution representatives	24	9%	22	10%	20

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment as of June 25, 2010, June 26, 2009 and June 27, 2008 were as follows (in thousands):

	2010	2009	2008
Average interest-earning assets:
Stock borrowed	$1,859,000	$2,061,000	$2,997,000

Average interest-bearing liabilities:
Stock loaned	1,804,000	2,021,000	2,959,000

The following table sets forth the number and aggregate dollar amount of municipal new issue bond underwriting conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board for the last three fiscal years:

Fiscal Year	Number of Issues	Aggregate Amount of Offerings
2010	635	$ 65,012,257,000
2009	530	$ 45,238,055,000
2008	568	$ 44,729,320,000

Fiscal 2010 versus 2009

Net revenues from the institutional segment decreased 16% while pre-tax income was down 24% from fiscal 2009 to fiscal 2010. Commissions in the institutional segment were down 26% from fiscal 2009 to fiscal 2010. Volumes in the taxable fixed income area remained at record levels in the first quarter of fiscal 2010; however, tighter spreads and reduced volatility in the last nine months of fiscal 2010 led to decreased commissions in fiscal 2010 in the taxable fixed income area as compared with the prior fiscal year. The decrease in commissions was partially offset by a $7.7 million increase in investment banking fees. The increase in investment banking fees was due to increased unit investment trust underwriting activity in the taxable fixed income business, increased fees generated from competitive underwritings in the municipal bond business as well as increased fees generated from advisory services in the corporate finance business.

Net gains on principal transactions increased 20% in fiscal 2010 as compared to fiscal 2009 due to an increase in the number of financings by the municipal bond business unit of approximately 100 issues and an increase in retail municipal sales trading volume. The municipal bond business unit contributed $8.5 million to this increase. The increase by the municipal bond business unit was offset by a $1.6 million decrease in the taxable fixed income unit due to tighter spreads.

Net interest revenue decreased 54% in fiscal 2010 from fiscal 2009. The institutional segment’s net interest is primarily generated from the company’s securities lending activity. This decrease was due to a 64 basis point decrease in the spread earned on securities lending caused by low interest rates. The disruption in the markets and changes in our internal risk limits caused average balances in our stock loan business to fall to $1.8 billion at June 25, 2010 from $2.0 billion at June 26, 2009. Net interest revenue also decreased in the municipal business unit due to reduced investments in tax-exempt municipal auction rate bonds.

Operating expenses decreased 11% from fiscal 2009 to fiscal 2010, primarily due to the $5.4 million write-off for the Lehman counterparty exposure in fiscal 2009, as well as a decrease in employee compensation expense in fiscal 2010 as compared to fiscal 2009. The decrease in compensation expense was due primarily to an $8.7 million decrease in commission expense and a $5.6 million decrease in incentive compensation off set by a $1.8 million increase in salaries. The decrease in commission and incentive compensation was due to reduced revenue and profitability in our fixed income and securities lending businesses. The increase in salary expense was due to hiring additional registered representatives in our municipal fixed income business. The decreases in our operating expenses were partially offset by a $1.1 million increase in communication expense, primarily due to an increase in quotations and an $836,000 increase in occupancy expense due to new office locations, insurance and software licenses.

Fiscal 2009 versus 2008

Net revenues from the institutional segment increased 54% while pre-tax income was up 51% from fiscal 2008 to fiscal 2009. The increase in revenues was primarily due to the increase in commissions in the taxable fixed income and municipal businesses as volumes in both areas significantly improved. These increases were partially offset by a decrease in portfolio trading due to a 27% decline in the number of trades processed. Investment banking fees were down 18% driven by a decrease in corporate finance advisory fees of $3.4 million and public finance advisory fees of $2.4 million. The decrease in advisory fees is due to the depressed economic environment and the lack of new municipal issues.

Net gains on principal transactions were up 315% in fiscal 2009 as compared to fiscal 2008 due to an increase in market volatility and wider spreads in the secondary market. Net gains on principal transactions for the municipal business unit increased $10.6 million and the taxable fixed income unit increased $16.0 million.

Net interest revenue decreased 8% in fiscal 2009 from fiscal 2008. The institutional segment’s net interest is primarily generated from the company’s securities lending activity. This decrease is due to a 32% decrease in average balances despite an increase of 23 basis points in the spread earned on securities lending balances. The disruption in the markets, regulators’ limits on short sales and changes in our internal risk limits caused average balances in our stock loan business to fall by $938.0 million.

Operating expenses were up 56% from fiscal 2008 to fiscal 2009 primarily due to increases in commission expense of $34.2 million and other operating expense of $6.5 million. The increase in commission expense is due to the increase in revenue produced by the institutional segment. The increase in other operating expense is due primarily to the $5.4 million write-off for the Lehman counterparty exposure and a $702,000 increase in the amount of information and technology expenses allocated to the institutional segment.

Banking. The following is a summary of the results for the banking segment for fiscal 2010, 2009 and 2008 (dollars in thousands):

	June 30, 2010	% Change	June 30, 2009	% Change	June 30, 2008
Net revenues:
Net interest revenue	$76,038	17%	$65,186	31%	$49,919
Other	371	(76)	1,524	(62)	4,051

Total net revenues	76,409	15	66,710	24	53,970

Operating expenses	94,235	70	55,429	53	36,269

Pre-Tax income (loss)	$(17,826)	(258)%	$11,281	(36)%	$17,701

Fiscal 2010 versus 2009

The Bank’s net revenue increased 15% while pre-tax income decreased 258% from fiscal 2009 to fiscal 2010.

Net interest revenue generated by the Bank accounted for approximately 20.1% of consolidated net revenue for fiscal 2009. The increase in net interest revenue in fiscal 2010 over fiscal 2009 was due primarily to an 8% increase in loan volume from fiscal 2009 to fiscal 2010 as well as a 10 basis point increase in the net yield from fiscal 2009 to fiscal 2010.

The Bank’s operating expenses were up 70% from fiscal 2009 to fiscal 2010. This increase was due primarily to a $31.8 million increase in the Bank’s provision for loan loss and a $7.0 million increase in other expense consisting of the following: (i) a $ 4.4 million increase in the Bank’s write-downs on REO; (ii) a $2.5 million increase in loan collections, loan related legal fees as well as other real estate expenses; and (iii) a $734,000 increase in the DIF assessment. These increases were partially offset by a $686,000 decrease in expenses related to overdraft charge-offs and write-downs of loans held for sale.

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

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2010, 2009 and 2008 (dollars in thousands):

	2010			2009			2008
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
Residential – mortgage	$396,580	$26,687	6.7%	$378,881	$27,571	7.3%	$298,875	$24,517	8.2%
Residential – construction	113,696	5,920	5.2	168,051	8,762	5.2	209,931	15,608	7.4
Commercial – real estate	615,581	33,906	5.5	478,198	28,907	6.0	298,759	24,581	8.2
Commercial – loans	164,945	9,742	5.9	119,684	7,758	6.5	86,588	7,115	8.2
Individual	4,590	324	7.1	4,755	355	7.5	4,364	351	8.1
Land	140,191	6,958	5.0	175,414	9,117	5.2	156,545	12,512	8.0
Money market	40,715	56	0.1	—	—	—	—	—	—
Federal funds sold	44,479	55	0.1	9,346	107	1.1	52,866	2,566	4.9
Interest bearing deposits in banks	9,964	2	—	22,412	232	1.0	16,254	478	2.9
Federal reserve funds	27,150	65	0.2	12,756	85	0.7	—	—	—
Investments – other	42,082	1,088	2.6	8,968	211	2.4	6,830	244	3.6

	$1,599,973	84,803	5.3%	$1,378,465	83,105	6.0%	$1,131,012	87,972	7.8%

Non interest-earning assets:
Cash and due from banks	7,442			9,212			29,503
Other assets	50,719			33,236			25,804

	$1,658,134			$1,420,913			$1,186,319

Liabilities and stockholder’s equity:
Interest-bearing liabilities:
Certificates of deposit	$70,712	1,279	1.8%	$81,649	2,465	3.0%	$85,601	3,831	4.5%
Money market accounts	41,646	63	0.2	45,459	354	0.8	37,377	1,031	2.8
Interest-bearing demand accounts	90,728	160	0.2	75,167	687	0.9	56,631	1,761	3.1
Savings accounts	1,118,523	1,951	0.2	916,480	8,935	1.0	763,714	27,086	3.6
Federal Home Loan Bank advances	112,798	5,312	4.7	121,761	5,478	4.5	88,851	4,342	4.9
Federal funds purchased	7	—	0.4	87	—	0.3	63	2	3.4

	1,434,414	8,765	0.6%	1,240,603	17,919	1.4%	1,032,237	38,053	3.7%
Non interest-bearing liabilities:
Non interest-bearing demand accounts	64,543			53,195			47,472
Other liabilities	6,379			6,264			7,096

	1,505,336			1,300,062			1,086,805
Stockholder’s equity	152,798			120,851			99,514

	$1,658,134			$1,420,913			$1,186,319

Net interest income		$76,038			$65,186			$49,919

Net yield on interest-earning assets			4.8%			4.7%			4.4%

(*)  Loans fees included in interest income for fiscal 2010, 2009 and 2008 were $4,985, $6,802 and $6,237, respectively.

Interest rate trends, changes in the economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the fiscal year ended June 30, 2010 was up slightly from the fiscal year ended June 30, 2009 as the rate paid on interest-bearing liabilities was down 80 basis points. The rate received on loans and investments declined by 70 basis points in fiscal 2010 as compared to fiscal 2009.

Net interest margin for the year ended June 30, 2009 was up by 30 basis points from the year ended June 30, 2008 as the rate paid on interest-bearing liabilities was down 230 basis points. The rate received on loans and investments declined by 180 basis points. The Bank instituted interest rate floors on a large percentage of its loan portfolio leading to the increased net interest margin.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	2009 to 2010				2008 to 2009

	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix

Interest income:

Loans:
Residential – mortgage	$(884)	$1,288	$(2,075)	$(97)	$3,054	$6,563	$(2,768)	$(741)
Residential – construction	(2,842)	(2,834)	(12)	4	(6,846)	(3,113)	(4,663)	930
Commercial – real estate	4,999	8,305	(2,568)	(738)	4,326	14,764	(6,521)	(3,917)
Commercial – loans	1,984	2,934	(689)	(261)	643	2,720	(1,503)	(574)
Individual	(31)	(12)	(20)	1	4	32	(26)	(2)
Land	(2,159)	(1,831)	(411)	83	(3,395)	1,508	(4,375)	(528)
Money market	56	—	—	56	—	—	—	—
Federal funds sold	(52)	401	(95)	(358)	(2,459)	(2,112)	(1,962)	1,615
Interest-bearing deposits in banks	(230)	(129)	(227)	126	(246)	181	(310)	(117)
Federal reserve funds	(20)	96	(54)	(62)	85	—	—	85
Investments – other	877	285	(61)	653	(33)	74	(159)	52

	1,698	8,503	(6,212)	(593)	(4,867)	20,617	(22,287)	(3,197)

Interest expense:

Certificates of deposit	(1,186)	(330)	(989)	133	(1,366)	(177)	(1,247)	58
Money market accounts	(291)	(30)	(285)	24	(677)	223	(740)	(160)
Interest-bearing demand accounts	(527)	142	(554)	(115)	(1,074)	576	(1,243)	(407)
Savings accounts	(6,984)	1,970	(7,336)	(1,618)	(18,151)	5,418	(19,641)	(3,928)
Federal Home Loan Bank advances	(166)	18	(308)	124	1,136	1,671	(408)	(127)
Federal funds purchased	—	—	—	—	(2)	1	(2)	(1)

	(9,154)	1,770	(9,472)	(1,452)	(20,134)	7,712	(23,281)	(4,565)

Net interest income	$10,852	$6,733	$3,260	$859	$15,267	$12,905	$994	$1,368

Other. Pre-tax loss from the other category was $34.9 million in fiscal 2010 as compared to $45.4 million in fiscal 2009. The change was primarily due to a $6.6 million increase in other revenue and a $6.2 million decrease in other expenses offset by a $3.2 million increase in commissions and other employee compensation. The increase in other revenue was primarily due to a $2.7 million increase in the value of the investments in our deferred compensation plan and a $ 1.3 million gain in fiscal 2010 related to our investment in a venture capital fund as compared to a $2.7 million loss in fiscal 2009. The decrease in other expenses from fiscal 2009 to fiscal 2010 was due primarily to (i) the $5.0 million impairment loss recognized in fiscal 2009 related to our investments in NYX and USHS common stock and (ii) a $875,000 gain recognized in fiscal 2010 when the cost to cancel M.L. Stern, LLC’s back office system contract was less than the amount accrued. The increase in compensation expense was due to (i) a $2.3 million increase in the liability associated with our deferred compensation plan, partially offsetting the other revenue increase above; (ii) a $801,000 increase in salaries for our corporate support and information technology employees and (iii) a $517,000 increase in our deferred compensation expense related to our restricted stock plan, due primarily to accelerated vesting of restricted stock for retired directors and individuals no longer employed by us. The increase in salary expense in fiscal 2010 was partially offset by a decrease in incentive compensation in fiscal 2010.

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

FINANCIAL CONDITION

Investments

The book value of the Bank’s investment portfolio at June 30, 2010, 2009 and 2008 was as follows (in thousands):

	2010		2009	2008
Government-sponsored enterprises	$87,685	(1)	$ 7,059	$8,717
States of the U.S. and political subdivisions	6,265		6,237	267

	$93,950		$13,296	$8,984

(1) In February of fiscal 2010, the Bank’s excess liquidity was invested in a portfolio of Government National Mortgage Association (“GNMA”) securities.

Loans and Allowance for Probable Loan Losses

The Bank grants loans to customers primarily within Texas and New Mexico. The Bank also purchases loans in the ordinary course of business, which have been originated in various areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions in Texas and New Mexico. Over 85% of the Bank’s loans are collateralized with real estate.

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

Prior to the third quarter of fiscal 2010, the Bank’s provision for loan loss computation used a three year rolling average of historical loan losses by product type to assess losses in the Bank’s loan portfolio. Product types include 1-4 family residential loans, 1-4 family residential construction loans, land and land development loans, commercial real estate loans, multi family loans, commercial loans and consumer loans. Due to accelerated deterioration of the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics, the Bank’s management reevaluated its use of historical loan losses in its provision for loan loss computation. As a result of this reevaluation, in the third quarter of fiscal 2010, management reduced the historical loan loss look back period from three years to four quarters. This change resulted in a larger loan loss provision in fiscal 2010.

The historical loss ratios are adjusted by an analysis of real estate market deterioration, derived from industry data related to the markets we serve, as well as information from our bank-specific losses related to real estate transactions. We also revise the historic loss ratios upward for concentrations of capital greater than 100% for the product types defined above. At June 30, 2010, our most significant concentration was in commercial real estate. Lastly, we adjust the loss ratios based on growth in the product types as well as problem loan trends within these product types. Consideration of these factors resulted in an upward adjustment of our historical loss ratios over the past year. Our calculation also includes specific allocations arising from our loan impairment analysis.

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At June 30, 2010, the Bank had $6.6 million in junior lien mortgages. These loans represented less than 1% of total loans at June 30, 2010. At June 30, 2010, the Bank did not have any exposure to sub-prime loans and loans with initial teaser rates. At June 30, 2010, the Bank had $18.5 million of single family interest only loans.

At June 30, 2010, the Bank’s loan portfolio included a total of $42.0 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by OTS regulation and range from 75%-90% depending on the type of loan. At June 30, 2010, approximately 40% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at June 30, 2010, the Bank had eight loans with high loan-to-value ratios that were deemed impaired. The impairment analysis on these loans resulted in a partial charge-off of $36,000 on three loans and no impairment allocation or loss on the remaining five loans. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At June 30, 2010, the Bank’s high loan-to-value ratio loans represented 24% of total capital.

We obtain appraisals on real estate loans at the time of origination from third party appraisers approved by the Bank’s board of directors. We may obtain additional appraisals when the borrower’s performance indicates it may default. After a loan default and foreclosure, we obtain new appraisals to determine the fair value of the foreclosed asset. We obtain updated appraisals on foreclosed properties on an annual basis until we sell the property. As discussed above, appraisals obtained in the last half of fiscal 2010 appeared to use more conservative discount rates resulting in lower property valuations.

Management reviews the loan loss computation methodology on a quarterly basis to determine if the factors used in the calculation are appropriate. Because our problem loans and losses are concentrated in real estate related loans, we pay particular attention to real estate market deterioration and the concentration of capital in our real estate related loans. Improvement or additional deterioration in the residential and commercial real estate market may have an impact on these factors in future quarters. To the extent we underestimate the impact of these risks, our allowance account could be materially understated.

Loans receivable at June 30, 2010, 2009, 2008, 2007 and 2006 are summarized as follows (in thousands):

	2010	2009	2008	2007	2006
Residential
Mortgage loans held for sale	$424,055	$262,780	$359,945	$148,013	$124,874
Mortgage 1-4 first liens	143,755	118,868	74,327	48,130	48,840
Mortgage 1-4 junior liens	9,040	10,131	11,469	5,831	4,423

	576,850	391,779	445,741	201,974	178,137

Construction
Residential construction	80,463	143,234	189,379	226,587	200,518
Multi family construction	7,595	21,264	3,406	__	__
Commercial construction	40,495	86,546	54,398	59,469	51,324

	128,553	251,044	247,183	286,056	251,842

Lot and land development
Residential land	84,669	120,844	111,297	113,955	93,819
Commercial land	36,414	38,873	60,004	37,697	31,535

	121,083	159,717	171,301	151,652	125,354

Commercial real estate	514,930	428,602	290,626	184,540	143,635
Multi family	75,408	50,340	31,641	5,081	5,588
Commercial loans	191,745	129,818	101,598	75,407	63,352
Consumer loans	4,692	4,813	4,549	4,837	4,554

	1,613,261	1,416,113	1,292,639	909,547	772,462
Allowance for probable loan loss (excluding loans held for sale)	(35,141)	(14,731)	(6,936)	(5,497)	(5,047)

	$1,578,120	$1,401,382	$1,285,703	$904,050	$767,415

The following table shows the scheduled maturities of certain loans at June 30, 2010, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total

Commercial real estate	$100,788	$304,862	$184,688	$590,338
Commercial loans	108,239	56,400	27,106	191,745
Real estate loans	85,166	15,854	27,533	128,553

Total	$294,193	$377,116	$239,327	$910,636

Amount of loans based upon:
Floating or adjustable interest rates	$279,016	$297,339	$179,731	$756,086
Fixed interest rates	15,177	79,777	59,596	154,550

Total	$294,193	$377,116	$239,327	$910,636

We maintain an internally classified loan list that helps us assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans on this list are classified as substandard, doubtful or loss based on probability of repayment, collateral valuation and related collectability. This list is used to identify loans that are considered non-performing.

We classify loans as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which non-performing loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, we reverse previously accrued and uncollected interest against interest income. We recognize interest income on non-accrual loans to the extent we receive cash payments for loans with respect to which ultimate full collection is likely. For loans where ultimate collection is not likely, we apply interest payments to the outstanding principal and we recognize income only if full payment is made. Potential problem loans are substandard loans that are not considered non-performing but where information known by management indicates that the borrower may be unable to comply with present terms.

Non-performing assets and potential problem loans as of June 30, 2010, 2009, 2008, 2007 and 2006 are as follows (dollars in thousands):

	2010	2009	2008	2007	2006
Loans accounted for on a non-accrual basis
1-4 family	$6,065	$3,582	$1,797	$1,064	$1,546
Lot and land development	8,776	8,867	8,741	1,714	109
Multi family	2,394	—	—	4,758	3
Residential construction	3,809	4,342	5,098	5,616	788
Commercial real estate	16,911	10,006	2,340	5,012	1,357
Commercial loans	462	3,283	674	942	309
Consumer loans	11	19	12	31	3

	38,428	30,099	18,662	19,137	4,115

Non-performing loans as a percentage of total loans	2.4%	2.2%	1.5%	2.1%	0.6%

Loans past due 90 days or more, not included above
1-4 family	29	—	65	32	332
Residential construction	—	670	—	—	—
Commercial loans	—	—	268	—	—
Consumer loans	—	—	2	—	2

	$29	$670	$335	$32	$334

REO:
1-4 family	$5,862	$463	$82	$52	$309
Lot and land development	19,565	8,346	2,304	—	—
Residential construction	7,673	7,947	10,038	1,353	255
Commercial real estate	11,150	8,412	1,758	220	1,221
Commercial loans	612	133	37	806	—

	$44,862	$25,301	$14,219	$2,431	$1,785
Other repossessed assets (“ORA”)	1,332	—	—	—	—
Troubled debt restructuring	9,009	—	—	—	—

Non-performing assets	$93,660	$56,070	$33,216	$21,600	$6,234

Non-performing assets as a percentage of total assets	5.3%	3.6%	2.5%	2.0%	0.8%

Potential problem loans	$98,096	$24,948	$8,730	$2,903	$8,629

Approximately $1.2 million, $1.3 million and $781,000 of gross interest income would have been recorded in fiscal 2010, 2009 and 2008, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in fiscal 2010, 2009 and 2008 totaled approximately $842,000, $817,000 and $582,000, respectively.

Bank management is in the process of hiring and allocating additional resources to manage the growth in REO and non-performing assets. Management is preparing an asset-by-asset plan for these asset categories to reduce these loans and properties expeditiously. Reduction of these asset classes may have a material impact on future results of operations.

The following table presents an analysis of REO for the fiscal years ended June 30, 2010, 2009, 2008, 2007 and 2006 (in thousands):

	2010	2009	2008	2007	2006
Balance at beginning of period	$25,301	$14,219	$2,431	$1,785	$2,027

Foreclosures	55,649	27,839	21,206	3,145	3,999
Sales	(30,757)	(16,291)	(9,693)	(2,421)	(3,308)
Write-downs	(5,522)	(1,136)	(283)	(101)	(534)
Other	191	670	558	23	(399)

Balance at end of period	$44,862	$25,301	$14,219	$2,431	$1,785

The following table presents the Bank’s non-performing assets as of June 30, 2010 by year of origination (in thousands):

Year Originated	Non- Performing Loans	REO	ORA	Troubled Debt Restructuring	Total
Fiscal 2006 or prior	$10,596	$12,784	$—	$4,415	$27,795
Fiscal 2007	6,763	6,801	1,219	4,253	19,036
Fiscal 2008	16,304	20,368	—	__	36,672
Fiscal 2009	4,176	4,418	113	341	9,048
Fiscal 2010	618	491	—	—	1,109

Total	$38,457	$44,862	$1,332	$9,009	$93,660

An analysis of the allowance for probable loan losses for the fiscal years ended June 30, 2010, 2009, 2008, 2007 and 2006 is as follows (dollars in thousands):

	2010	2009	2008	2007	2006
Balance at beginning of year	$14,731	$6,936	$5,497	$5,047	$7,450
Continuing operations:
Charge-offs:
Construction	3,788	635	1,134	—	45
Lot and land development	5,841	1,225	337	—	—
Residential mortgage	2,617	708	23	—	46
Commercial real estate	9,823	2,116	27	224	50
Multi family	2,391	—	—	—	—
Commercial loans	1,796	965	619	131	318
Consumer loans	28	76	17	31	3

Total charge-offs	26,284	5,725	2,157	386	$462

Recoveries:
Construction	15	—	—	10	—
Lot and land development	1,398	155	—	8	—
Residential mortgage	122	1	—	—	—
Commercial real estate	8	—	4	11	—
Commercial loans	30	41	47	154	70
Consumer loans	3	—	—	2	—

Total recoveries	1,576	197	51	185	70

Net charge-offs	(24,708)	(5,528)	(2,106)	(201)	(392)
Additions charged to operations	45,118	13,323	3,545	651	1,624

	20,410	7,795	1,439	450	1,232

	2010	2009	2008	2007	2006
Discontinued operations:
Provision for loan losses	$—	$—	$—	$—	$5,877
Loans charged to the allowance, net	—	—	—	—	(5,781)
Sale of FSB Financial	—	—	—	—	(3,731)

	—	—	—	—	(3,635)

Balance at end of year	$35,141	$14,731	$6,936	$5,497	$5,047

Ratio of net charge-offs during the period to average loans outstanding during the period	1.72%	0.42%	0.20%	0.02%	0.1%

The increase in the allowance for probable loan losses from fiscal year 2009 to fiscal year 2010 is due to several factors, including the continued deterioration in the real estate market in North Texas as well as the continued uncertainty in the U.S. economy. We believe it was appropriate to use the top range of our loan loss calculation to adequately reflect current market conditions. See further discussion regarding the calculation of our provision for loan loss in Note 1(j) in the Notes to the Consolidated Financial Statements contained in this report.

With the continued challenging economic environment and high unemployment, the Bank frequently reviews and updates its processes and procedures surrounding extension of credit, allowance for loan loss computation and internal asset review and classification. Changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction. The Bank currently requires more extensive documentation and data than it did in prior years in order to classify existing loans as performing loans. The Bank is also updating appraisals more frequently, even on performing loans, and such appraisals serve as an early indicator of loan deterioration. These actions have led to increases in non-performing assets and the loan loss allowance in fiscal 2010 and are likely to continue to lead to increases in non-performing assets and the loan loss allowance during fiscal 2011.

As a result of the current economic environment, the Bank has significantly limited the growth of its loan portfolio in the first quarter of fiscal 2011 in order to allocate the time, resources and capital necessary to support the existing loan portfolio.

The allowance for probable loan losses is applicable to the following types of loans as of June 30, 2010, 2009, 2008, 2007 and 2006 (dollars in thousands):

	2010		2009		2008		2007		2006
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans

Construction	$3,362	8.0%	$1,184	17.7%	$901	19.1%	$1,131	31.4%	$1,578	32.6%
Lot and land development	4,808	7.5	1,719	11.3	1,022	13.3	1,293	16.7	959	16.2
Residential mortgage	3,542	35.8	1,633	27.7	602	34.5	229	22.2	340	23.1
Commercial real estate	19,733	31.9	8,115	30.3	3,331	22.4	1,845	20.3	1,118	18.6
Multi family	812	4.6	765	3.5	224	2.4	14	0.6	279	0.7
Commercial loans	2,853	11.9	1,269	9.2	814	7.9	958	8.3	752	8.2
Consumer loans	31	0.3	46	0.3	42	0.4	27	0.5	21	0.6

	$35,141	100.0%	$14,731	100.0%	$6,936	100.0%	$5,497	100.0%	$5,047	100.0%

At June 30, 2010, over half of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio only represented approximately 32% of its total loan portfolio. Because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio leads to more volatility in our earnings.

The Bank’s written loan policies address specific underwriting standards for commercial real estate loans. These policies include loan to value requirements, cash flow requirements, acceptable amortization periods and appraisal guidelines. In addition, specific covenants, unique to each relationship, may be used where deemed appropriate to further protect the lending relationship. Collateral in the commercial real estate portfolio varies from owner-occupied properties to investor properties. We periodically review the portfolio for concentrations by industry as well as geography. All commercial relationships are stress tested at the time of origination and major relationships are then stress tested on an annual basis.

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal years 2010, 2009 and 2008 can be found in the discussion of the Bank’s net interest income under the caption “-Results of Operations-Segment Information-Banking.”

The Bank had $34.2 million and $31.4 million certificates of deposit of $100,000 or greater at June 30, 2010 and 2009, respectively. In April 2009, the Bank began classifying the deposits from SWS’ brokerage customers as core deposits based on an advisory opinion from the FDIC. The Bank is funded primarily by these deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes short-and long-term FHLB borrowings to match long-term fixed rate loan funding. At June 30, 2010, the Bank had $1,282.2 million in funds on deposit from customers of Southwest Securities, representing approximately 92% of the Bank’s total deposits, and $132.8 million of FHLB borrowings. Core deposits have reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Short Term Borrowings and Advances from Federal Home Loan Bank

This table represents short term borrowings and advances from the FHLB which were due within one year (generally two to seven days) during the 12-month periods ended June 30, 2010, 2009 and 2008 (dollars in thousands):

	2010		2009		2008
		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate

At June 30	$33,714	1.55%	$5,579	4.95%	$71,056	2.33%

Average during year	7,871	4.76%	15,989	1.96%	12,006	2.75%

Maximum month-end balance during year	33,714	—	101,769	—	175,074	—

LIQUIDITY AND CAPITAL RESOURCES

Secondary Offering

On October 16, 2009, we filed a shelf registration statement with the SEC providing for the sale of $150.0 million of our securities. On December 9, 2009, the company closed a public offering of 4,347,827 shares of its common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase 652,174 additional shares of our common stock to cover over-allotments. We generated net proceeds, after deducting underwriting discounts and commissions, of approximately $54.3 million from these offerings. To date, we have invested $47.5 million of the net proceeds as a $27.5 million capital contribution to the Bank and a $20.0 million capital contribution to Southwest Securities.

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts that represents amounts that are necessary in the judgment of management to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs. Management believes that the brokerage business’ present liquidity position is adequate to meet its needs over the next twelve months.

Short-Term Borrowings. At June 25, 2010, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement and a $50.0 million revolving credit facility each of which is described below.

Broker Loan Lines. At June 25, 2010, we had uncommitted broker loan lines of up to $300.0 million. We have not received notification from the banks indicating a change in the amount of our broker loan lines since June 2009. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At June 25, 2010, the amount outstanding under these secured arrangements was $110.0 million, which was collateralized by securities held for firm accounts valued at $167.6 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under “Item 1A. Risk Factors.”

At June 25, 2010, we had $250,000 under unsecured letters of credit, pledged to support our open positions with securities clearing organizations. These letters of credit have a 1% commitment fee and are renewable semi-annually at our option.

At June 25, 2010, we had a $143,000 unsecured letter of credit issued for a sub-lease to the sub-lessee of space previously occupied by a former subsidiary. This letter of credit bears a 1% commitment fee and is renewable annually at our option.

At June 25, 2010, we had a $500,000 unsecured letter of credit pledged to support our underwriting activities. This letter of credit bears a 1% commitment fee and is renewable annually at our option.

Unsecured Line of Credit. We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At June 25, 2010, there were no amounts outstanding on this line other than the $893,000 under unsecured letters of credit described above. At June 25, 2010, we had $19.1 million available for borrowing under this line of credit.

Letter of Credit Agreement. At June 25, 2010, we have an irrevocable letter of credit agreement aggregating $55.0 million pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at June 25, 2010), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $80.9 million at June 25, 2010.

Revolving Credit Facility. On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50.0 million committed revolving credit facility. The facility includes up to $15.0 million in unsecured credit. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement requires Southwest Securities to maintain tangible net worth of at least $150.0 million. As of June 25, 2010, there were no amounts outstanding under this committed revolving credit facility.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of the broker/dealer subsidiaries’ net assets that may be distributed to the parent of the broker/dealer is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See Note 17 in the Notes to the Consolidated Financial Statements contained in this report.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, federal funds sold to correspondent banks and vault cash. At June 30, 2010, the Bank had net borrowing capacity from the FHLB of $373.9 million. In addition, at June 30, 2010, the Bank had a $30.0 million federal funds agreement and the ability to borrow up to $96.2 million in funds from the Dallas Federal Reserve Bank, each of which is described below.

The Bank has an agreement with an unaffiliated bank for a $30.0 million unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is used by the Bank to support short-term liquidity needs. At June 30, 2010, there were no amounts outstanding on this line of credit.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Dallas Federal Reserve Bank. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate 25 basis points over the federal funds target rate. This line is used to support short-term liquidity needs, and at June 30, 2010, the Bank had $96.2 million available for borrowing and no amount outstanding.

Management believes that the Bank’s current assets and available liquidity are adequate to meet its current and future liquidity needs.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “GAP” data. (See the Bank’s GAP analysis in “-Risk Management-Market Risk-Banking.”) At June 30, 2010, $1,282.2 million of the Bank’s deposits were from the brokerage customers of Southwest Securities. Current events in the securities and banking markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). Effective July 31, 2010, the Bank entered into a MOU with the OTS. The MOU provides that the Bank will maintain a Tier I (core) capital ratio of 8% and a total risk based capital ratio of 12%. The OTS may require the Bank to apply another measurement of risk-weight or capital ratio that the OTS deems appropriate.

The Bank has historically met all the capital adequacy requirements to which it is subject and as of June 30, 2010, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I (core) capital ratios. Should the Bank not meet these minimums or should the OTS determine that levels in excess of the minimums are necessary, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) could be applicable.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 24 in the Notes to Consolidated Financial Statements contained in this report.

Contractual Obligations and Contingent Payments

	Payments Due
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other (6)

Long-term debt (1)	$99,107	$—	$9,376	$48,050	$41,681	$—
Interest on long-term debt (2)	35,812	4,873	8,201	5,018	17,720	—
Certificates of deposit	73,097	51,846	12,081	9,170	—	—
Uncertain tax positions	1,121	—	—	—	—	1,121
Other leases (3)	56,347	9,908	16,068	11,736	18,635	—
Investment commitments (4)	2,600	2,600	—	—	—	—
Purchase obligations	14,523	9,735	4,647	141	—	—
Deferred compensation (5)	5,257	848	1,462	1,427	1,520	—
Scholarship endowment	700	—	—	—	—	700

Total	$288,564	$79,810	$51,835	$75,542	$79,556	$1,821

(1) Long-term debt is comprised of advances from the FHLB with maturities greater than one year.

(2) Amount of interest payable on the advances from the FHLB is based on rates ranging from 0.17% to 6.8%.

(3) Of the $56,347 in lease commitments, approximately $329 has been reserved for impairment.

(4) Of the $2,600 in investment commitments, $600 has been accrued in the financial statements due to a notice of a commitment call to be paid in September 2010.

(5) We have commitments to our employees for deferred compensation in the amount of $5,257 that become payable in future fiscal years as defined by the plan and determined by participants who have formally requested payment of their plan balances. See Note 18 in the Notes to the Consolidated Financial Statements contained in this report.

(6) Due date cannot be estimated. See Note 1(p) in the Notes to the Consolidated Financial Statements contained in this report.

Cash Flow

Net cash used in operating activities totaled $259.5 million in fiscal 2010 and $197.7 million in fiscal 2008. In fiscal 2009, net cash provided by operating activities totaled $226.7 million. In fiscal 2010, operating cash flow was primarily used to increase investment in (i) loans held for sale at the Bank, (ii) securities inventories in broker/dealer accounts and (iii) net receivables from clients.

The largest drivers of the increase in cash provided by operating activities from fiscal 2008 to fiscal 2009 were:

•	reduced investment in loans held for sale at the Bank in fiscal 2009 versus fiscal 2008;

•	reduced inventory of securities owned; and

•	an increase in securities sold not yet purchased.

Net cash used in investing activities was $172.4 million, $253.4 million and $201.1 million in fiscal 2010, 2009 and 2008, respectively. The primary reason for the use of cash in investing activities in fiscal 2010 was a $116.4 million increase in the net amount invested in loans at the Bank and a $83.4 million investment by the Bank in GNMA’s. The primary reason for the increase in cash used in investing activities from fiscal 2008 to fiscal 2009 was an increase in the net amount invested in loans at the Bank of $54.2 million in fiscal 2009.

Net cash provided by financing activities totaled $362.9 million, $83.3 million and $309.7 million in fiscal 2010, 2009 and 2008, respectively. The primary reasons for the increase in the cash provided by financing activities in fiscal 2010 was the receipt of funds from our common stock offering, an increase in net short-term borrowings in the brokerage business and a decrease in the net amount paid to the FHLB. In fiscal 2009, the decrease in cash provided by financing activities was primarily due to decreased borrowings from banks and the FHLB.

We expect that cash flows provided by operating activities as well as short-term borrowings will be the primary source of working capital for the next fiscal year.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2009, the Board of Directors of SWS Group approved a plan authorizing the company to repurchase up to 500,000 shares of its common stock from time to time in the open market for an 18-month time period ending on February 28, 2011. During fiscal 2010, no shares of common stock were repurchased under this program.

On November 27, 2009, the stockholders of SWS Group voted to increase the authorized number of shares of common stock available for issuance under our deferred compensation plan from 375,000 shares to 675,000 shares. The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During fiscal year 2010, the plan purchased 34,999 shares of common stock at a cost of $472,000, or $13.50 per share. During fiscal 2010, 5,575 shares were sold or distributed pursuant to the plan. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in fiscal 2010, we repurchased 36,680 shares of common stock with a market value of approximately $513,000, or an average of $13.97 per share, to cover tax liabilities.

Inflation

The company’s assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and broker/dealers. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. The rate of inflation affects various expenses of the company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of our services. However, changes in inflation do not materially impact our overall net income.

RISK MANAGEMENT

We manage risk exposure through the involvement of various levels of management. We establish, maintain and regularly monitor maximum positions by industry and issuer in both trading and inventory accounts. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “GAP,” and maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counterparty risk through the use of credit information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

Credit Risk

Brokerage. Credit risk arises from the potential nonperformance by counterparties, customers or debt security issuers. We are exposed to credit risk as a trading counterparty and as a stock loan counterparty to dealers and customers, as a holder of securities and as a member of clearing organizations. We have established credit risk committees to review our credit exposure in various business units. These committees are composed of senior management of the company. Credit exposure is also associated with customer margin accounts, which are monitored daily. We monitor exposure to individual securities and perform sensitivity analysis on a regular basis in connection with our margin lending activities. We adjust our margin requirements if we believe our risk exposure is not appropriate based on market conditions.

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

Interest Rate Risk

Brokerage. Interest rate risk is a consequence of maintaining inventory positions and trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Our fixed income activities also expose us to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception could affect the value of financial instruments.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates ranging from positive 300 basis points to negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	6.19%
+200	3.55%
+100	0.89%
0	0%
-50	-5.36%
-100	-10.82%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at June 30, 2010:

	Repricing Opportunities

(in thousands)	0-6 months	7-12 months	1-3 years	3+ years

Earning assets:
Loans-gross	$1,381,473	$31,672	$51,762	$148,354
Securities and FHLB stock	6,810	—	—	87,140
Interest-bearing deposits	6,532	—	—	—

Total earning assets	1,394,815	31,672	51,762	235,494

Interest-bearing liabilities:
Transaction accounts and savings	1,335,117	—	—	—
Certificates of deposit	33,342	18,505	12,081	9,169
Borrowings	27,568	6,146	25,222	73,885

Total interest-bearing liabilities	1,396,027	24,651	37,303	83,054

GAP	$(1,212)	$7,021	$14,459	$152,440

Cumulative GAP	$(1,212)	$5,809	$20,268	$172,708

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at market value” net of “Securities sold, not yet purchased, at market value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at June 25, 2010 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$136	$11,278	$14,339	$84,074	$109,827
Auction rate municipal bonds	—	—	—	22,298	22,298

U.S. government and government agency obligations	10,184	(23,898)	(7,043)	(5,051)	(25,808)
Corporate obligations	5,566	14,064	8,047	22,300	49,977

Total debt securities	15,886	1,444	15,343	123,621	156,294
Corporate equity	—	—	—	11,809	11,809

	Years to Maturity
	1 or less		1 to 5		5 to 10		Over 10		Total

Other		9,890		__		__		__	9,890

		$25,776		$1,444		$15,343		$135,430	$177,993

Assets segregated for regulatory purposes	$	__		$62,167	$	__	$	__	$62,167

Weighted average yield
Municipal obligations		2.02%		2.22%		3.63%		5.83%	5.17%
Auction rate municipal bonds		__		__		__		0.91%	0.91%
U.S. government and government agency obligations		0.38%		1.00%		2.86%		4.32%	1.75%
Corporate obligations		2.74%		3.49%		4.70%		7.34%	4.82%

Assets segregated for regulatory purposes		__		0.81%		__		__	0.81%

Available-for-sale securities, at fair Value
Securities available for sale		$1,146	$	__	$	__		$242	$1,338

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

Fair Value

We adopted the fair value accounting standard of the Financial Accounting Standards Board (“FASB”) effective June 28, 2008. Fair value accounting establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. Assets and liabilities utilizing Level 1 inputs include the following: a) our investment in USHS common stock; b) our deferred compensation plan’s investment in Westwood common stock; c) the company’s government guaranteed bonds purchased under the TLGP; and d) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable observable market underlying assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Assets and liabilities utilizing Level 3 inputs include certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management. Our Level 3 assets represented 8% of our total assets measured at fair value at June 25, 2010. No liabilities were categorized within Level 3 at June 25, 2010.

The availability of observable inputs can vary for different assets. Fair value is a market-based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that we believe a market participant would use in valuing the same asset or liability. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. Greater judgment in valuation is required when inputs are less observable or unobservable in the marketplace and judgment must be applied in determining the appropriateness of available prices, particularly in assessing whether available data reflects current prices and/or reflects the results of recent market transactions. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment.

Valuation Process for Financial Instruments. Financial instruments are valued at quoted market prices, if available. For financial instruments that do not have readily determinable fair values through quoted market prices, the determination of fair value is based upon consideration of available information including current financial information, fair values of underlying financial instruments and quotations for similar instruments. Certain financial instruments have bid and ask prices that can be observed in the marketplace. For financial instruments whose inputs are based on bid-ask prices, mid-market pricing is applied and adjusted to the point within the bid-ask range that meets our best estimate of fair value.

The valuation process for financial instruments may include the use of valuation models and other techniques. Management makes adjustments to valuations derived from valuation models based on a number of factors, including but not limited to, the size of the position in the financial instrument in a non-active market, the features of the financial instrument such as its complexity, the market in which the financial instrument is traded or if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument would consider the same factors in valuing the financial instrument.

Management makes assumptions about risk, uncertainties and market conditions in preparing adjustments to prices derived from a valuation model. Results from valuation models and valuation techniques in one period may not be indicative of future period fair value measurements.

Certain financial instruments and other assets trade infrequently and therefore have outdated market prices. As a result, we may use alternative valuation models as methods for determining fair value of these assets. When using alternative valuation techniques or valuation models, the following techniques are applied to different financial instrument classes:

•	Municipal auction rate securities are valued using an internal methodology based on projected cash flows discounted for lack of liquidity for the securities; and

•

Non-agency mortgage-backed and other asset-backed securities are valued by benchmarking to yields from market prices for comparable securities and calibrated based on expected cash flow characteristics of the underlying assets;

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

Securities Available for Sale. Because quoted market prices are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. These securities include our investments in USHS common stock and our deferred compensation plan’s investment in Westwood common stock.

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

We had $1.0 million in unrealized losses for these Level 3 securities for the fiscal year ended June 25, 2010. Certain corporate equity securities, valued at $1.8 million, were categorized as Level 3 as these securities were valued based on an inactive market for which there were no observable inputs. These positions were not material to our total portfolio. At June 25, 2010, we had one auction rate bond position categorized as a Level 3 security for which there was not an active trading market. This position was valued at 95.7% of par as of June 25, 2010, which management believes was representative of the price market participants would pay. Management believes that a valuation of this position is indicative of fair market value due to auction failures and the current lack of liquidity in this investment. Also, our internal discounted cash flow valuation methodology supported a valuation at 95.7% of par. At June 25, 2010, this position had a calculated rate of return of 1% per annum. Based on discussions with the issuer of the bonds, it is our understanding that the entity plans to refinance its debt once interest rates rise. However, there can be no certainty that this refinancing will occur. As such, we expect to receive full value on these bonds.

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

Allowance for Probable Loan Losses

We provide an allowance for probable loan losses. The allowance for loan losses is established through a charge to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Should actual losses differ from management’s estimates, our consolidated financial statements could be materially impacted.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Income Tax Accrual and Allowance for Deferred and Tax Assets

We operate in multiple taxing jurisdictions, and as a result, accruals for tax contingencies require us to make estimates and judgments with respect to the ultimate tax liability in any given fiscal year. Actual results could vary from these estimates. Changes in tax laws, new tax rulings, or results of tax audits could cause management’s estimates to change. In our opinion, adequate provisions for income taxes have been made for all fiscal years.

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carryback and carryforward period available under the tax law. We have determined that one or more sources of taxable income of the appropriate character exist for the realization of tax benefits associated with the deferred tax assets derived from capital losses. As a result of our history of taxable income and the nature of the items from which deferred tax assets are derived, we believe that is more likely than not that we will realize the benefit of the deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The company’s consolidated financial statements and supplementary data are included in pages F-2 through F-37 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and “Index to the Financial Statements” on page F-1.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share amounts)

2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$116,885	$109,527	$95,247	$100,568
Net income (loss)	3,085	5,867	(11,540)	(305)
Comprehensive income (loss)	3,039	5,890	(11,539)	(159)
Earnings (loss) per share – basic
Net income (loss)	$0.11	$0.21	$(0.35)	$(0.01)
Earnings (loss) per share – diluted
Net income (loss)	$0.11	$0.21	$(0.35)	$(0.01)
Cash dividend declared per common share
Stock price range	$0.09	$0.09	$0.09	$0.09
High	$15.62	$15.06	$12.80	$12.45
Low	$12.25	$11.00	$11.41	$9.17

2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$122,348	$127,094	$114,091	$122,144
Net income	7,023	9,046	3,954	3,608
Comprehensive income	6,155	7,935	3,327	7,588
Earnings per share – basic
Net income	$0.26	$0.33	$0.15	$0.13
Earnings per share – diluted
Net income	$0.26	$0.33	$0.15	$0.13
Cash dividend declared per common share
Stock price range	$0.09	$0.09	$0.09	$0.09
High	$22.52	$21.08	$19.29	$17.13
Low	$12.90	$10.01	$11.88	$11.77

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 25, 2010. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of June 25, 2010, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

Because of the deterioration in the economic environment and the decline in commercial real estate values, the Company implemented enhanced controls over its review of real estate loans at the Bank. These controls include:

•	Hiring additional experienced staff in the credit and portfolio management areas of the Bank to perform more frequent internal loan file reviews;
•	Reorganizing the reporting lines for credit review personnel to streamline the flow of information; and
•	Changing third party loan review firms to reflect the transition of the Bank from a community bank to a larger, regional bank.

These changes represented a material change in internal control over financial reporting.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the fourth quarter of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 25, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, our management concluded that we have maintained effective internal control over financial reporting as of June 25, 2010.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of June 25, 2010 as stated in their report, dated August 31, 2010, which appears herein.

ITEM 9B. OTHER INFORMATION

The table set forth below presents the amount awarded under our cash bonus plan for fiscal 2010 to each of the following executive officers. Our Board of Directors approved the awards on August 18, 2010.

Name and Position	Amount paid under the cash bonus plan
Donald W. Hultgren Director, President and Chief Executive Officer (1)	$—
Kenneth R. Hanks Executive Vice President, Chief Financial Officer and Treasurer	—
Daniel R. Leland Executive Vice President	2,075,252
Richard H. Litton Executive Vice President	1,477,554
James H. Ross (2) Executive Vice President	200,586
All executive officers as a group (11 persons)	$3,994,189

(1)   Mr. Hultgren resigned from his positions with the Company on August 18, 2010.

(2)   Mr. Ross was appointed Interim Chief Executive Officer and as a member of the Company’s Board of Directors on August 18, 2010.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to our executive officers, see “Item 1. Business-Executive Officers of the Registrant.” The information under the heading “Proposal One - Election of Directors” in the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

For information on the Board of Directors’ determination of the financial expert on the Audit Committee and the name and independence of such expert, see “Financial Expert” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the identification of the audit committee and its members, see “Committees of the Board of Directors” under the heading “Corporate Governance” and the “Audit Committee Report” in the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the compliance with Section 16(a) of the Exchange Act, see “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information under the heading “Stock Ownership of Principal Owners and Management” in the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the subheadings “Fees Paid to Independent Registered Public Accounting Firm” and “Pre-approval of Independent Registered Public Accounting Firm Services” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

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

3.	The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 15(b):

Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009
3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2007
4.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009
4.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2007
10.1+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996
10.2+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004
10.3+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004
10.4+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998
10.5+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004
10.6+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996
10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003

10.8+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 3, 2005
10.9+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed March 3, 2005
10.10+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed October 9, 2003
10.11+	SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 6, 2004
10.12+	Form of Plan Agreement for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 12, 2004
10.13+	Form of Election Form for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 12, 2004
10.14+	Description of Registrant’s executive cash bonus plan incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005
10.15+	Description of Registrant’s director compensation arrangement incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed February 9, 2005
10.16+	Executive Employment Agreement for Timothy J. Hamick incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed September 12, 2007
21.1* 23.1* 31.1*	Subsidiaries Consent of Grant Thornton LLP Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWS Group, Inc.
(Registrant)

August 31, 2010	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director and Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

August 31, 2010	/S/ Don A. Buchholz
(Date)	(Signature)
Don A. Buchholz
Chairman of the Board

August 31, 2010	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director and Interim Chief Executive Officer
(Principal Executive Officer)

August 31, 2010	/S/ Kenneth R. Hanks
(Date)	(Signature)
Kenneth R. Hanks
Chief Financial Officer
(Principal Financial Officer)

August 31, 2010	/S/ Stacy Hodges
(Date)	(Signature)
Stacy Hodges
Principal Accounting Officer
(Principal Accounting Officer)

August 31, 2010	/S/ Robert A. Buchholz
(Date)	(Signature)
Robert A. Buchholz
Director

August 31, 2010	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

August 31, 2010	/S/ I.D. Flores III
(Date)	(Signature)
I.D. Flores III
Director

August 31, 2010	/S/ Larry A. Jobe
(Date)	(Signature)
Larry A. Jobe
Director

August 31, 2010	/S/ Frederick R. Meyer
(Date)	(Signature)
Frederick R. Meyer
Director

August 31, 2010	/S/ Mike Moses, Ed.D.
(Date)	(Signature)
Mike Moses, Ed.D.
Director

August 31, 2010	/S/ Joel T. Williams III
(Date)	(Signature)
Joel T. Williams III
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 25, 2010 and June 26, 2009

(In thousands, except par values and share amounts)

	2010	2009
Assets
Cash and cash equivalents	$27,190	$96,253
Assets segregated for regulatory purposes	284,827	313,153
Receivable from brokers, dealers and clearing organizations	1,889,400	1,892,739
Receivable from clients, net	216,574	158,032
Loans held for sale	424,055	262,780
Loans, net	1,154,065	1,138,602
Securities owned, at market value	245,587	175,030
Securities held to maturity	87,140	6,237
Securities purchased under agreements to resell	30,507	21,622
Goodwill	7,552	7,552
Securities available for sale	1,388	4,094
Other assets	162,406	122,945

	$4,530,691	$4,199,039

Liabilities and Stockholders’ Equity
Short-term borrowings	$110,000	$10,000
Payable to brokers, dealers and clearing organizations	1,819,995	1,853,544
Payable to clients	420,672	426,300
Deposits	1,488,425	1,292,366
Securities sold under agreements to repurchase	12,389	4,462
Securities sold, not yet purchased, at market value	67,594	53,236
Drafts payable	27,346	27,457
Advances from Federal Home Loan Bank	132,821	117,492
Other liabilities	68,055	73,825

	4,147,297	3,858,682

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	__	—
Common stock of $.10 par value. Authorized 60,000,000 shares, issued 33,312,140 and outstanding 32,342,190 shares at June 25, 2010; issued 28,309,139 and outstanding 27,262,923 shares at June 26, 2009	3,331	2,831
Additional paid-in capital	326,462	271,131
Retained earnings	61,893	75,918
Accumulated other comprehensive income – unrealized holding gain, net of tax of $81 in 2010 and $0 in 2009	304	180
Deferred compensation, net	3,176	2,639
Treasury stock (969,950 shares at June 25, 2010 and 1,046,216 shares at June 26, 2009, at cost)	(11,772)	(12,342)

Total stockholders’ equity	383,394	340,357
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,530,691	$4,199,039

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

Years ended June 25, 2010, June 26, 2009 and June 27, 2008

(In thousands, except share and per share amounts)

	2010	2009	2008
Revenues:
Net revenues from clearing operations	$10,584	$11,541	$13,951
Commissions	157,460	179,003	111,368
Interest	156,063	211,873	281,422
Investment banking, advisory and administrative fees	35,833	36,382	37,517
Net gains on principal transactions	41,361	34,831	8,653
Other	20,926	12,047	24,616

Total revenue	422,227	485,677	477,527

Interest expense	55,256	104,056	175,896

Net revenues	366,971	381,621	301,631

Non-interest expenses:
Commissions and other employee compensation	229,411	239,003	183,830
Occupancy, equipment and computer service costs	34,277	32,994	27,093
Communications	13,246	13,124	10,091
Floor brokerage and clearing organization charges	3,960	3,497	2,257
Advertising and promotional	4,032	4,547	3,861
Provision for loan loss	45,118	13,323	3,545
Other	41,479	36,704	21,845

Total non-interest expenses	371,523	343,192	252,522

Income (loss) from continuing operations before income tax expense	(4,552)	38,429	49,109
Income tax expense (benefit)	(1,659)	14,798	18,255

Income (loss) from continuing operations	(2,893)	23,631	30,854
Discontinued operations:
Income from discontinued operations	__	__	29
Income tax expense	__	__	(9)
Minority interest in consolidated subsidiaries	__	__	(3)

Income from discontinued operations	__	__	17

Income (loss) before extraordinary gain	(2,893)	23,631	30,871
Extraordinary gain, net of tax of $571	__	__	1,061

Net income (loss)	(2,893)	23,631	31,932
Other comprehensive income:
Recognition of net holding losses, net of tax of $1,740	__	3,231	—
Net holding gains and losses, net of tax of $81 in 2010; $(1,001) in 2009 and $(1,431) in 2008	124	(1,857)	(2,611)

Net income (loss) recognized in other comprehensive income	124	1,374	(2,611)

Comprehensive income (loss)	$(2,769)	$25,005	$29,321

Earnings per share – basic
Income (loss) from continuing operations	$(0.10)	$0.86	$1.12
Income from discontinued operations	__	__	—
Extraordinary gain	__	__	0.04

Net income (loss)	$(0.10)	$0.86	$1.16

Weighted average shares outstanding – basic	30,252,732	27,429,382	27,501,671

Earnings per share – diluted
Income (loss) from continuing operations	$(0.10)	$0.86	$1.12
Income from discontinued operations	__	__	—
Extraordinary gain	__	__	0.04

Net income (loss)	$(0.10)	$0.86	$1.16

Weighted average shares outstanding – diluted	30,252,732	27,508,585	27,602,158

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 25, 2010, June 26, 2009 and June 27, 2008

(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Deferred
	Common Stock		Paid-in	Retained	Comprehensive	Compensation,	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	net	Shares	Amount	Total

Balance at June 29, 2007	28,197,278	$2,819	$268,575	$39,729	$1,417	$1,644	(705,750)	$(7,737)	$306,447
Net income	—	—	—	31,932	—	—	—	—	31,932
Unrealized holding loss, net of tax of $1,431	—	—	—	—	(2,657)	—	—	—	(2,657)
Excess for taxes on vesting of restricted stock	—	—	218	—	—	—	—	—	218
Cash dividends ($0.34 per share)	—	—	—	(9,290)	—	—	—	—	(9,290)
Exercise of options	71,856	8	871	—	—	—	—	—	879
Adoption of uncertain tax position accounting	—	—	—	(271)	—	—	—	—	(271)
Deferred compensation plan, net	—	—	3	—	46	350	(6,551)	(20)	379
Treasury stock repurchased/buyback	—	—	—	—	—	—	(551,056)	(6,135)	(6,135)
Restricted stock plan	—	—	(307)	—	—	—	189,832	1,811	1,504

Balance at June 27, 2008	28,269,134	2,827	269,360	62,100	(1,194)	1,994	(1,073,525)	(12,081)	323,006
Net income	—	—	—	23,631	—	—	—	—	23,631
Unrealized holding gain, net of tax of $739	—	—	—	—	1,372	—	—	—	1,372
Excess for taxes on vesting of restricted stock	—	—	67	—	—	—	—	—	67
Cash dividends ($0.36 per share)	—	—	—	(9,813)	—	—	—	—	(9,813)
Exercise of options	40,005	4	518	—	—	—	—	—	522
Deferred compensation plan, net	—	—	22	—	2	645	(50,356)	(882)	(213)
Restricted stock plan	—	—	1,164	—	—	—	77,665	621	1,785

Balance at June 26, 2009	28,309,139	2,831	271,131	75,918	180	2,639	(1,046,216)	(12,342)	340,357
Net loss	—	—	—	(2,893)	—	—	—	—	(2,893)
Unrealized holding gain, net of tax of $81	—	—	—	—	151	—	—	—	151
Shortfall for taxes on vesting of restricted stock	—	—	(125)	—	—	—	—	—	(125)
Cash dividends ($0.36 per share)	—	—	—	(11,132)	—	—	—	—	(11,132)
Exercise of options	3,000	—	29	—	—	—	—	—	29
Deferred compensation plan, net	—	—	23	—	(27)	537	(29,424)	(388)	145
Public offering – common stock	5,000,001	500	54,200	—	—	—	—	—	54,700
Restricted stock plan	—	—	1,204	—	—	—	105,690	958	2,162

Balance at June 25, 2010	33,312,140	$3,331	$326,462	$61,893	$304	$3,176	(969,950)	$(11,772)	$383,394

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 25, 2010, June 26, 2009 and June 27, 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$ (2,893)	$ 23,631	$ 31,932
Income from discontinued operations	—	—	(17)
Extraordinary gain	—	—	(1,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,094	6,036	4,955
Amortization of premiums on loans purchased	(171)	(487)	(725)
Amortization of premiums/discounts on investment securities	17	(6)	—
Provision for loan loss/doubtful accounts and write downs on real estate owned properties	51,422	15,419	4,659
Deferred income tax expense (benefit)	(8,345)	(6,115)	1,471
Deferred compensation for deferred compensation plan and restricted stock plan	4,628	330	1,812
Gain on sale of loans	(1,329)	(628)	(951)
Loss on fixed assets transactions	76	2	196
Loss (gain) on sale of real estate	2,371	1,346	(396)
Gain on sale of factored receivables	—	(260)	(666)
Loss (gain) on investment in securities available for sale	(16)	4,971	—
Equity in (earnings) losses of unconsolidated ventures	(1,667)	1,375	(235)
Dividend received on investment in Federal Home Loan Bank stock	(18)	(79)	(179)
Shortfall (excess) for taxes on vesting of restricted stock	125	(67)	(218)
Net change in minority interest in consolidated subsidiaries	—	—	(50)
Cash flow from operating activities of discontinued operations	—	—	4
Change in operating assets and liabilities:
Decrease (increase) in assets segregated for regulatory purposes	28,326	9,422	(3,310)
Net change in broker, dealer and clearing organization accounts	(30,210)	16,410	8,923
Net change in client accounts	(64,930)	(1,776)	41,480
Net change in loans held for sale	(161,275)	97,165	(211,932)
Decrease (increase) in securities owned	(70,557)	23,543	(66,432)
Decrease (increase) in securities purchased under agreements to resell	(8,885)	(11,760)	32,624
Decrease (increase) in other assets	(9,669)	5,695	5,274
Increase (decrease) in drafts payable	(111)	7,800	(6,061)
Increase (decrease) in securities sold, not yet purchased	14,358	26,725	(36,959)
Increase (decrease) in other liabilities	(7,872)	7,997	(1,828)

Net cash provided by (used in) operating activities	(259,531)	226,689	(197,690)

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned properties	(6,704)	(10,227)	(8,725)
Proceeds from fixed assets transactions	97	116	56
Proceeds from sale of real estate	28,512	14,999	10,097
Loan originations and purchases	(423,741)	(564,919)	(699,905)
Loan repayments	307,352	311,961	501,518
Proceeds from sale of factored receivables	—	260	6,249
Cash paid for purchase of correspondent clients of Ameritrade	—	—	(2,678)
Cash paid for investments	(83,447)	(6,564)	(1,500)
Cash received from investments	2,336	—	639
Proceeds from sale of securities available for sale	2,925	—	—
Cash flow from investing activities of discontinued operations	—	—	3,818
Cash paid for purchase of M.L. Stern, net of acquired cash	—	(760)	(5,498)
Proceeds from the sale of Federal Home Loan Bank stock	267	5,819	2,165
Purchases of Federal Home Loan Bank stock	—	(4,081)	(7,346)

Net cash used in investing activities	(172,403)	(253,396)	(201,110)

Cash flows from financing activities:
Payments on short-term borrowings	(3,063,885)	(1,933,322)	(1,750,074)
Cash proceeds from short-term borrowings	3,163,885	1,856,522	1,811,824

(continued)

(continued)

	2010	2009	2008
Increase in deposits	196,059	220,393	174,823
Advances from Federal Home Loan Bank	80,050	3,288,544	2,666,867
Payments on advances from Federal Home Loan Bank	(64,721)	(3,337,302)	(2,567,606)
Payment of cash dividends on common stock	(11,216)	(9,879)	(9,345)
Shortfall (excess) for taxes on vesting of restricted stock	(125)	67	218
Cash proceeds (payments) on securities sold under agreements to repurchase	7,927	(1,880)	(11,487)
Net proceeds from secondary offering	54,700	—	—
Net proceeds from exercise of stock options	27	403	623
Cash flow from financing activities of discontinued operations	—	—	(382)
Proceeds related to deferred compensation plan	642	814	623
Purchase of treasury stock related to deferred compensation plan	(472)	(1,028)	(281)
Purchase of treasury stock related to repurchase plan	—	—	(6,135)

Net cash provided by financing activities	362,871	83,332	309,668

Net increase (decrease) in cash and cash equivalents	(69,063)	56,625	(89,132)
Cash and cash equivalents at beginning of year	96,253	39,628	128,760

Cash and cash equivalents at end of year	$ 27,190	$ 96,253	$ 39,628

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$ 1,461	$ 1,007	$ 2,176

Foreclosures on loans	$ 57,308	$ 27,907	$ 21,221

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 58,624	$ 105,967	$ 178,602

Income taxes	$ 7,055	$ 18,950	$ 12,385

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

SWS Insurance holds insurance agency licenses in forty-three states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. The Company retains no underwriting risk related to the insurance and annuity products SWS Insurance sells.

The Bank is a federally chartered savings association regulated by the Office of Thrift Supervision (“OTS”). SWS Banc was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

FSB Development was formed to develop single-family residential lots. As of June 30, 2010, it had no investments.

The Company purchased M.L. Stern & Co., LLC and Tower Asset Management, LLC (collectively “M.L. Stern”) after the close of business on March 31, 2008. M.L. Stern was a registered broker/dealer with the SEC and a member of FINRA. Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities in December 2008 and are operating as separate offices of Southwest Securities’ private client group. Effective April 4, 2009, M.L. Stern withdrew from registration with FINRA and the SEC in all states. M.L. Stern & Co., LLC is a dormant entity. Tower Asset Management, LLC was a wholly owned subsidiary of M.L. Stern & Co., LLC and was a registered investment advisor providing investment advisory services to high net worth individuals or families who required investment expertise and personal service. Tower Asset Management, LLC ceased business operations on June 30, 2009 and was dissolved effective June 30, 2010.

SWS Capital and Southwest Advisors are dormant entities.

Consolidated Financial Statements. The annual consolidated financial statements of SWS are customarily closed on the last Friday in June. The Bank’s annual financial statements are prepared as of June 30. Any individually material transactions are reviewed and recorded in the appropriate fiscal year. All significant intercompany balances and transactions have been eliminated.

(b) Change in Accounting Estimate

Prior to the third quarter of fiscal 2010, the Bank’s provision for loan loss computation used a three year rolling average of historical loan losses by product type to assess losses in the Bank’s loan portfolio. Product types include 1-4 family residential loans, 1-4 family residential construction loans, land and land development loans, commercial real estate loans, multi-family loans, commercial loans and consumer loans. Due to accelerated deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics, the Bank’s management reevaluated its use of historical loan losses in its provision for loan loss computation. As a result of this reevaluation, in the third quarter of fiscal 2010, management reduced the historical loan loss look back period from three years to four quarters. This change resulted in a $10,415,000 increase in the loan loss provision in the third quarter of fiscal 2010.

(c) Cash and cash equivalents

For the purposes of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with original maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At June 25, 2010, cash balances included $13,988,000 that was not federally insured because it represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk with respect to such deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At June 30, 2010 and 2009, these reserve balances amounted to $10,776,000 and $6,089,000, respectively.

(d) Securities Transactions

Proprietary securities transactions are recorded on a trade date basis, as if they had settled. Clients’ securities and commodities transactions are reported on a settlement date basis with the related commission income and expenses reported on a trade date basis.

(e) Securities-Lending Activities

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

(f) Securities Owned

Marketable securities are carried at fair market value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the consolidated statements of income and comprehensive income. SWS records the fair market value of securities owned on a trade date basis. See Note 1(u) and Note 23, Fair Value of Financial Instruments.

(g) Investments

Limited partnership investments are accounted for under the equity method of accounting in accordance with Accounting Standards Codification (“ASC”) 323, “Investments-Equity Method and Joint Ventures.”

(h) Securities Held to Maturity

Bonds and notes for which the Company has the intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

(i) Loans Held for Sale

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

(j) Loans and Allowance for Probable Loan Losses

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

Interest income from factored receivables is recorded on an accrual basis in accordance with the terms of the agreements. Certain fees charged in connection with the factored receivables are recorded in the month in which the receivables were purchased due to the short holding period. In the third quarter of fiscal 2008, the Bank sold the assets of the factored receivables division for a gain of $666,000. An additional $260,000 was recognized in the first quarter of fiscal 2009 from this sale.

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

Allowance for Probable Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings and included in other expense. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all loans and is based on historical loss experience adjusted for qualitative factors. These factors include the following: concentrations of risk in the portfolio, estimated changes in the value of underlying collateral and changes in the volume and growth in the portfolio

Impaired loans are accounted for at the fair value of the collateral if the loan is collateral dependent, the net present value of expected future cash flows discounted at the loan’s effective interest rate or at the observable market price of the loan.

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

(k) Fixed Assets and Depreciation

Fixed assets are comprised of furniture, computer hardware, equipment and leasehold improvements and are included in other assets in the accompanying statements of financial condition. Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to expense in the period incurred. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the shorter of the useful life or the lease term (up to fifteen years) using the straight-line method. Depreciation of buildings is provided over the useful life (up to forty years) using the straight-line method. Depreciation expense totaled approximately $6,142,000, $4,906,000 and $3,608,000 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Property consisted of the following at June 25, 2010 and June 26, 2009:

(in thousands)	June 25, 2010	June 26, 2009
Land	$2,104	$1,912
Buildings	4,915	4,915
Furniture and equipment	43,073	39,566
Leasehold improvements	15,935	15,279

	66,027	61,672
Less: Accumulated depreciation	(40,663)	(36,684)

Net property	$25,364	$24,988

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

(l) Amortization

The Company has recorded a customer relationship intangible which is being amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in Note 11, Intangible Assets.

(m) Goodwill

SWS performed its annual assessment of the fair value of goodwill during fiscal 2010 and 2009 and based on the results of the assessment, SWS’ goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

SWS has two reporting units with goodwill, Clearing with $4,254,000 and Institutional Brokerage with $3,298,000, both part of Southwest Securities. There were no changes in the carrying value of goodwill during the three fiscal year periods ended June 25, 2010.

(n) Drafts Payable

In the normal course of business, SWS uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through an unaffiliated bank and are sent to SWS daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(o) Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

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

(p) Federal Income Taxes

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

A reconciliation of the beginning and ending amounts of the net liability for uncertain tax positions is as follows:

Balance at June 26, 2009	$ 1,160,000
Increases as a result of tax positions taken during prior years	188,000
Increases as a result of tax positions taken during the current period	228,000
Decreases as a result of tax positions taken during prior years	(161,000)
Decreases as a result of tax positions taken during the current period	(331,000)
Lapse of applicable statute of limitations	79,000
Settlements	(42,000)

Balance at June 25, 2010	$ 1,121,000

While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $273,000, net of federal benefit. During the year ended June 25, 2010, the Company recognized approximately $90,000, net of federal benefit, in interest and penalties in income tax expense. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $848,000, net of federal benefit.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2005. An examination of the federal income tax return for the year ended December 31, 2006 was concluded with no significant adjustments. In May 2010, a state agency began an examination of the Company’s return for the tax years ended December 31, 2006 through 2008.

(q) Earnings Per Share (“EPS”)

SWS provides a presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised. Unvested share-based payment awards that contain non-forfeiture rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of basic and diluted EPS and adjusted retrospectively.

(r) Stock-Based Compensation

SWS accounts for the SWS Group, Inc. Stock Option Plan (“1996 Plan”), the SWS Group, Inc. 1997 Stock Option Plan (“1997 Plan”) and the 2003 Restricted Stock Plan (“Restricted Stock Plan”) under the recognition and measurement principles of Financial Accounting Standards Board’s (“FASB”) accounting codification. On June 7, 2005, the vesting of all outstanding options was accelerated to 100% upon approval by the Board of Directors. As a result, no compensation expense is recorded in the fiscal 2010, fiscal 2009 or fiscal 2008 consolidated statements of income and comprehensive income related to stock options. The Company has eliminated the use of stock options as a compensation tool and currently grants restricted stock to reward management and employees.

(s) Treasury Stock

Periodically, SWS Group repurchases common stock under a plan approved by its Board of Directors. Currently, SWS Group is authorized to repurchase 500,000 shares of common stock from time to time in the open market, expiring February 28, 2011. No shares were repurchased by SWS Group under this program during fiscal 2010. As of June 26, 2009, there were 698,944 shares authorized to be purchased under a previous program which authorized the purchase of up to 750,000 shares of SWS Group common stock and expired June 30, 2009. No shares were repurchased during fiscal 2009.

Treasury stock is also repurchased periodically under SWS’ Deferred Compensation Plan (see Note 18, Employee Benefits).

(t) Use of Estimates

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

(u) Fair Value of Financial Instruments

The Company adopted the fair value accounting standard effective June 28, 2008. Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements.

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

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying observable market assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Assets and liabilities utilizing Level 3 inputs include certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.

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

In order to take advantage of attractive tax-free yields, the Company began investing in certain auction rate municipal bonds in the spring of 2008. At the end of fiscal 2010 and 2009, the Company held $22,298,000 and $23,875,000, respectively, of auction rate municipal bonds, which represented one security and 17% and 26% of the Company’s municipal obligations portfolio at June 25, 2010 and June 26, 2009, respectively. This security is an investment grade credit, was valued at 95.7% of par at June 25, 2010 and was valued at par at June 26, 2009, and yielded less than 1% per year for both periods. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. The Company currently has the ability to hold this investment until maturity. While the Company expects the issuer of this bond to refinance the debt when interest rates rise, there can be no certainty that this refinancing will occur. The Company believes the valuation of this bond at 95.7% of par at June 25, 2010 appropriately reflected a discount for the current lack of liquidity in this investment.

Substantially all of SWS’ brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

Fair values of loans held for sale are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are also segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans held for sale was $424,986,000 and $263,400,000 at June 30, 2010 and 2009, respectively. The fair value of loans receivable was $1,264,675,000 and $1,176,855,000 at June 30, 2010 and 2009, respectively.

Real estate owned (“REO”) is valued at the lower of cost or market. For those investments where the REO is valued at market, the value is determined by third party appraisals. In certain circumstances, the Company adjusts the appraisals to reflect more accurately the economic conditions of the area at the time of valuation. Other repossessed assets are valued at an amount approximating their selling value, which is generally the estimated fair value of the asset less a selling discount. Included in other repossessed assets are land leases which are valued using a discounted cash flow analysis. The fair value of REO and other repossessed assets was $46,194,000 and 25,287,000 at June 30, 2010 and 2009, respectively.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value). The fair value of certificates of deposits and advances from the Federal Home Loan Bank (“FHLB”) is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits and borrowings of similar remaining maturities. The fair value of certificates of deposit was $74,155,000 and $72,256,000 at June 30, 2010 and 2009, respectively. The fair value of other deposits was $1,415,528,000 and $1,220,806,000 at June 30, 2010 and 2009, respectively. The fair value of advances from the FHLB was $146,560,000 and $128,895,000 at June 30, 2010 and 2009, respectively.

(v) Accounting Pronouncements

The FASB and the SEC have recently issued the following statements and interpretations, which are applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS.

Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” In July, 2010, the FASB issued the ASU to enhance the disclosure requirements regarding receivables. The enhanced disclosures are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses. ASU 2010-20 is effective for the first interim or annual reporting period ending on or after December 15, 2010, the Company’s fiscal 2011 second quarter ending December 31, 2010. The Company is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements and processes.

ASC 860-10-65-3, “Transfer and Servicing—Transition Related to FASB Statement No. 166, Accounting for Transfers of Financial Assets.” In June 2009, the FASB issued new guidance regarding the accounting for transfers of financial assets, as an amendment of previously issued guidance. This new guidance eliminates the Qualified Special Purpose Entity (“QSPE”) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. It also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with transfers of financial assets accounted for as sales. ASC 860-10-65-3 is effective for interim and annual reporting periods ending after November 15, 2009, SWS’ fiscal 2011. The Company does not expect, upon adoption, that there will be any impact on its financial statements and processes.

ASC 810-10-65-2, “Transition Related to FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).” In June 2009, the FASB issued new guidance amending the existing pronouncement related to the consolidation of variable interest entities. This new guidance requires the reporting entities to evaluate former QSPE’s for consolidation, changes the approach to determine a variable interest entity’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required assessments to determine whether a company is the primary beneficiary of any variable interest entities to which it is a party. ASC 810-10-65-2 is effective for interim and annual reporting periods ending after November 15, 2009, SWS’ fiscal 2011. The Company does not expect, upon adoption, that there will be any impact on its financial statements and processes.

(w) Other Comprehensive Income (Loss)

Net holding gains and losses represent the unrealized holding gains and losses on securities available for sale. See Note 3, Securities Available for Sale.

2.	ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 25, 2010, SWS held TLGP bonds with a market value of $62,167,000 and cash of $222,660,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 25, 2010.

At June 26, 2009, SWS held TLGP bonds with a market value of $15,916,000 and cash of $297,237,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 26, 2009.

3.	SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock in USHS and Westwood, which are classified as securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition. The following table summarizes the cost and market value of the investments at June 25, 2010 and June 26, 2009 (dollars in thousands):

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

June 25, 2010
USHS	357,154	$914	$232	$—	$1,146
Westwood	6,383	89	153	—	242

Securities available for sale		$1,003	$385	$—	$1,388

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Realized Losses	Market Value	New Cost After Realization of Losses

June 26, 2009
USHS	357,154	$1,576	$—	$(662)	$914	$914
NYX	103,898	7,218	—	(4,309)	2,909	2,909
Westwood	6,454	91	180	—	271	91

Securities available for sale		$8,885	$180	$(4,971)	$4,094	$3,914

At June 25, 2010, SWS held shares of stock of Westwood within the Company’s deferred compensation plan. The reduction in shares from fiscal 2009 to fiscal 2010 resulted from distributions from the deferred compensation plan.

At June 26, 2009, Southwest Securities had 103,898 shares of NYSE Euronext, Inc. (“NYX”) common stock with a cost basis of $2,909,000. The market value of the NYX shares was $2,909,000 at June 26, 2009. In the first quarter of fiscal 2010, the 103,898 shares of NYX common stock were sold for $2,925,000. SWS recognized a gain of $16,000 on the sale.

Other than Temporary Impairment Analysis for Fiscal 2009. As a result of the depressed price of USHS and NYX, SWS determined that it must review these two securities to evaluate whether the securities were other than temporarily impaired. The review of these securities was conducted in the fourth quarter of fiscal 2009.

To evaluate whether the declines in value for NYX and USHS were other than temporary, SWS reviewed the following factors:

•	The length of the time and the extent to which the market value had been less than cost;
•

The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the issuer’s future earnings potential;

•	The intent and ability of SWS to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value; and
•	The cyclicality and volatility of the investment.

Based on this review, it was determined that the declines in value for both USHS and NYX were other than temporary. Consequently, realized losses of $4,971,000 were recorded in other expenses in the consolidated statement of income and comprehensive income during the fourth quarter of fiscal 2009. USHS’s and NYX’s new cost basis was set at $914,000 and $2,909,000, respectively, which was the market value of each at June 26, 2009.

4.	SECURITIES HELD TO MATURITY

In the third quarter of fiscal 2010, the Bank purchased Government National Mortgage Association (“GNMA”) securities at a cost of $83,047,000 including a premium of $837,000. The premium is being amortized over an average life of 4 years using the interest method. The Bank recorded $46,000 in amortization of the premium for fiscal 2010. During fiscal 2010, the Bank received $2,791,000 of principal and interest payments, recording $665,000 in interest. Bank management has determined that the investment will be held until maturity. The weighted average yield on this investment is expected to be 2.1%. At June 30, 2010, the recorded value of the GNMA securities was $80,875,000, with a fair value of $82,149,000.

The Bank held additional investment securities from state and political subdivisions that had a recorded value at June 30, 2010 and 2009 of $6,265,000 and $6,237,000, respectively. The Bank recorded amortization of the discount on these securities of $28,100 for fiscal 2010. The Bank recorded $7,300 of amortization expenses on the discount on these securities for fiscal 2009. The fair value of these securities as of June 30, 2010 and 2009 was $6,948,000 and $6,425,000, respectively.

The amortized cost and estimated fair value of investments held to maturity at June 30, 2010, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Securities Held to Maturity
	Amortized Cost	Fair Value
Due in one year or less	$60	$61
Due from one year to five years	205	210
Due from five years to ten years	—	—
Due after ten years	86,875	88,826

	$87,140	$89,097

5.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 25, 2010 and June 26, 2009, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2010	2009
Receivable:
Securities failed to deliver	$11,096	$13,446
Securities borrowed	1,798,910	1,816,657
Correspondent broker/dealers	44,998	22,069
Clearing organizations	20,958	24,044
Other	13,438	16,523

	$1,889,400	$1,892,739

Payable:
Securities failed to receive	$17,705	$13,762
Securities loaned	1,775,693	1,777,942
Correspondent broker/dealers	11,669	13,722
Other	14,928	48,118

	$1,819,995	$1,853,544

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

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At June 25, 2010, SWS had collateral of $1,798,791,000 under securities lending agreements, of which SWS had repledged $1,732,411,000. At June 26, 2009, SWS had received collateral of $1,815,518,000 under securities lending agreements, of which SWS had repledged $1,769,499,000.

6.	RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Rule 15c3-3 pursuant to the Exchange Act, principally officers, directors and related accounts), which aggregated approximately $1,208,000 and $975,000, respectively, at June 25, 2010 and $693,000 and $1,463,000, respectively, at June 26, 2009. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $325,401,000 and $365,785,000 at June 25, 2010 and June 26, 2009, respectively. During fiscal 2010, the interest rates paid on these balances ranged from 0.09% to 0.15%. The weighted average interest rate paid was 0.10% in fiscal 2010 and 0.56% in fiscal 2009.

SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations and are included in other expense in the consolidated statement of income and comprehensive income. At June 25, 2010 and June 26, 2009, all unsecured customer receivables are provided for in this allowance. The allowance was $521,000 and $506,000 at June 25, 2010 and June 26, 2009, respectively.

7.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable at June 30, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Loans receivable:
Construction	$128,552	$251,044
Lot and land development	121,214	159,935
Residential mortgage	153,031	129,290
Commercial real estate	515,274	429,208
Multi-family	75,481	50,425
Commercial loans	191,694	129,734
Consumer loans	4,692	4,813

	1,189,938	1,154,449
Unamortized premiums	(732)	(1,116)
Allowance for probable loan losses	(35,141)	(14,731)

	$1,154,065	$1,138,602

The total amount of unamortized deferred fees and costs in the loans receivable balances at June 30, 2010 and 2009 were $2,297,000 and $2,497,000, respectively.

Impairment of loans with a recorded investment of approximately $41,116,000 and $18,077,000 has been recognized at June 30, 2010 and 2009, respectively. The average recorded investment in impaired loans was approximately $33,311,000 during fiscal 2010 and $6,529,000 during fiscal 2009. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to the impaired loans was approximately $3,211,000 and $2,007,000 at June 30, 2010 and 2009, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in fiscal 2010 and 2009, respectively.

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. Total non-accrual loans at June 30, 2010 and 2009 were $38,428,000 and $30,099,000, respectively. The average recorded investment in non-accrual loans at June 30, 2010 and 2009 were $31,000,000 and $24,351,000, respectively. At June 30, 2010 and 2009, total loans past-due 90 days or more and still accruing interest were $29,000 and $670,000, respectively. Total income recognized on non-accrual loans, prior to being placed on non-accrual status, during fiscal 2010, 2009, and 2008 was $842,000, $817,000, and $582,000, respectively. No additional funds are committed to be advanced in connection with impaired loans.

An analysis of the allowance for probable loan losses for the years ended June 30, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$14,731	$6,936	$5,497
Provision for loan losses	45,118	13,323	3,545
Loans charged to the allowance, net	(24,708)	(5,528)	(2,106)

	20,410	7,795	1,439

Balance at end of year	$35,141	$14,731	$6,936

The Bank recorded gains of $1,329,000, $628,000 and $951,000 from the sale of loans in fiscal 2010, 2009 and 2008, respectively.

8.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 25, 2010 and June 26, 2009, which are carried at market value, include the following (in thousands):

	2010	2009
Securities owned:
Corporate equity securities	$12,734	$9,234
Municipal obligations	132,142	90,923
U.S. government and government agency obligations	19,518	24,824
Corporate obligations	70,844	39,735
Other	10,349	10,314

	$245,587	$175,030

Securities sold, not yet purchased:
Corporate equity securities	$925	$476
Municipal obligations	17	112
U.S. government and government agency obligations	45,326	28,584
Corporate obligations	20,867	23,247
Other	459	817

	$67,594	$53,236

Certain of the above securities have been pledged to secure short-term borrowings (see Note 12, Short-Term Borrowings) and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $2,899,000 and $2,998,000 at June 25, 2010 and June 26, 2009, respectively. Additionally, at June 25, 2010 and June 26, 2006, SWS had pledged firm securities valued at $1,089,000 and $1,134,000, respectively, in conjunction with securities lending activities.

9.	SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

At June 25, 2010, SWS held reverse repurchase agreements totaling $30,507,000, collateralized by U.S. government and government agency obligations with a market value of approximately $30,465,000. At June 26, 2009, SWS held reverse repurchase agreements totaling $21,622,000, collateralized by U.S. government and government agency obligations with a market value of approximately $21,628,000.

10.	INVESTMENTS

SWS has interests in three investment partnerships that are accounted for under the equity method, which approximates fair value as described in Note 1(u), Fair Value of Financial Instruments. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of June 25, 2010, SWS had contributed $4,400,000 of this commitment. The remaining $600,000 commitment is expected to be paid in September 2010 and has been accrued in the financial statements at June 25, 2010. SWS recorded a net gain on this investment for fiscal 2010 of $1,254,000 and has recorded the investment at the fair value of $2,294,000 at June 25, 2010. SWS recorded a net loss on this investment for fiscal 2009 of $2,695,000. SWS recorded income of $220,000 related to this investment during fiscal 2008. SWS’s investment represents less than 20% of the total interests in the partnership.

The other two investments are limited partnership equity funds. The Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 to these funds as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of June 25, 2010, the Bank had invested $3,000,000 of its aggregate commitment to the two funds. During fiscal 2010, 2009 and 2008, the Bank recorded gains of $323,000, $1,320,000 and $15,000, respectively, related to these investments. On January 28, 2009, the Bank executed a loan agreement with one of the partnerships for $4,500,000 to mature on January 28, 2010. The loan was amended on November 16, 2009, increasing the note amount to $5,000,000. On January 28, 2010, the maturity date of the loan was extended to July 28, 2010. The loan had an outstanding balance at June 30, 2010 of $4,991,000. The loan bears interest at the Wall Street Journal Prime Rate with a floor of 5% and interest is due monthly.

11.	INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer its correspondent clearing clients to the Company. This transaction closed in July 2006. Of the maximum agreed upon purchase price of $5,800,000, $2,382,000 was paid upon closing with the remainder to be paid on the one year anniversary of the closing date. SWS paid an additional $2,678,000 in July 2007 under the terms of the agreement. As a result of these transactions, the Company recorded a customer relationship intangible of $5,060,000. The intangible asset is being amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS has recognized approximately $942,000, $1,130,000 and $1,347,000 of amortization expense in fiscal 2010, 2009 and 2008, respectively. The intangible asset is included in other assets on the consolidated statement of financial condition. SWS’s estimated future amortization expense for this intangible asset is as follows (in thousands):

Fiscal 2011	785
Fiscal 2012	6

$791

SWS performed an asset impairment analysis of the intangible asset during fiscal 2010, and based on its analysis, the asset was not impaired.

12.	SHORT-TERM BORROWINGS

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines of up to $300,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts, and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At June 25, 2010, the amount outstanding under these secured arrangements was $110,000,000, which was collateralized by securities held for firm accounts valued at $167,564,000. At June 26, 2009, the amount outstanding under these secured arrangements was $10,000,000, which was collateralized by securities held for firm accounts valued at $82,615,000.

SWS had $250,000 outstanding under unsecured letters of credit at June 25, 2010 and June 26, 2009, pledged to support its open positions with securities clearing organizations. The letters of credit bear a 1% commitment fee and are renewable semi-annually.

At June 25, 2010 and June 26, 2009, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004, in the amount of $143,000 and $286,000, respectively. The letter of credit bears a 1% commitment fee and is renewable annually.

SWS also had $500,000 outstanding under an unsecured letter of credit at June 25, 2010 and June 26, 2009, pledged to support its underwriting activities. The letter of credit bears a 1% commitment fee and is renewable annually at SWS’s option.

In addition to the broker lines, at June 25, 2010 and June 26, 2009, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At June 25, 2010, there were no amounts outstanding on this line other than the $893,000 under unsecured letters of credit referenced above. At June 26, 2009, there were no amounts outstanding on this line other than the $1,036,000 in unsecured letters of credit referenced above. At June 25, 2010 and June 26, 2009, the total amount available for borrowing under this line was $19,107,000 and $18,964,000, respectively.

At June 25, 2010 and June 26, 2009, SWS had an irrevocable letter of credit agreement aggregating $55,000,000 and $42,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate, if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $80,946,000 and $59,428,000 at June 25, 2010 and June 26, 2009, respectively.

On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50,000,000 committed revolving credit facility. The facility includes up to $15,000,000 in unsecured credit. The commitment fee is 37.5 basis points and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000. As of June 25, 2010, there were no amounts outstanding under this committed revolving credit facility.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At June 25, 2010, approximately $275,260,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $41,629,000 under securities loan agreements. At June 26, 2009, approximately $195,983,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $8,381,000 under securities loan agreements.

The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The proceeds from the line of credit are used by the Bank to support short-term liquidity needs. At June 30, 2010 and 2009, there were no amounts outstanding on this line of credit.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Dallas Federal Reserve Bank. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 25 basis points. At June 30, 2010, the total amount available under this line was $96,154,000 and there was no amount outstanding.

13.	DEPOSITS

Bank core deposits at June 30, 2010 and 2009 were as follows (dollars in thousands):

	2010		2009
	Amount	Percent	Amount	Percent

Noninterest bearing demand accounts	$80,211	5.4%	$60,463	4.7%
Interest bearing demand accounts	99,529	6.7	84,318	6.5
Savings accounts	1,197,659	80.5	1,030,900	79.8
Limited access money market accounts	37,929	2.5	45,126	3.5
Certificates of deposit, less than $100,000	38,861	2.6	40,172	3.1
Certificates of deposit, $100,000 and greater	34,236	2.3	31,387	2.4

	$1,488,425	100.0%	$1,292,366	100.0%

The year to date weighted average interest rate on deposits was approximately 0.25% and 1.06% at June 30, 2010 and 2009, respectively.

At June 30, 2010, scheduled maturities of certificates of deposit were as follows (in thousands):

	2011	2012	2013	2014	Thereafter	Total
Certificates of deposit, less than $100,000	$28,454	$3,640	$2,196	$1,006	$3,565	$38,861
Certificates of deposit, $100,000 and greater	23,392	3,294	2,951	859	3,740	34,236

	$51,846	$6,934	$5,147	$1,865	$7,305	$73,097

The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities customers making up a significant source of these deposits.

14.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at June 25, 2010 were $12,389,000. At June 26, 2009, SWS had repurchase agreements totaling $4,462,000.

15.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2010 and 2009, advances from the FHLB were due as follows (in thousands):

	2010	2009
Maturity:
Due within one year	$33,714	$5,579
Due within two years	9,376	10,146
Due within five years	48,050	57,875
Due within seven years	6,274	5,522
Due within ten years	5,486	8,111
Due within twenty years	29,921	30,259

	$132,821	$117,492

Pursuant to collateral agreements, the advances from the FHLB had interest rates ranging from 0.1% to 7% and were collateralized by approximately $483,000,000 of collateral value (as defined) in qualifying first mortgage loans at June 30, 2010 (calculated at March 31, 2010). The weighted average interest rate was 3.9% in fiscal 2010. At June 30, 2009 (calculated at March 31, 2009), the advances from the FHLB had interest rates from 2% to 8% and were collateralized by approximately $499,000,000 of collateral value in qualifying first mortgages. The weighted average interest rate was 4.7% in fiscal 2009.

16.	INCOME TAXES

Income tax expense for fiscal 2010, 2009 and 2008 (effective rate of 36.4% in fiscal 2010, 38.5% in fiscal 2009 and 37.2% in fiscal 2008) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal 2010, 2009 and 2008) to income from continuing operations before income tax expense and is comprised of the following (in thousands):

	2010	2009	2008
Income tax expense (benefit) at the statutory rate	$(1,593)	$13,450	$17,188
Tax exempt interest	(782)	(1,100)	(1,007)
Tax exempt expense (income) from company-owned life insurance (“COLI”)	(373)	886	304
State income taxes, net of federal tax benefit	1,069	1,638	1,676
Non-deductible meals and entertainment	274	303	301
Other, net	(254)	(379)	(207)

	$(1,659)	$14,798	$18,255

Income taxes as set forth in the consolidated statements of income and comprehensive income consisted of the following components (in thousands):

	2010	2009	2008
Current
Federal	$4,383	$18,422	$14,553
State	2,303	2,491	2,276

	6,686	20,913	16,829

	2010	2009	2008
Deferred
Federal	$(7,395)	$(5,910)	$1,411
State	(950)	(205)	15

	(8,345)	(6,115)	1,426

Total income tax expense	$(1,659)	$14,798	$18,255

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 25, 2010 and June 26, 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Employee compensation plans	$11,787	$10,848
Allowance for probable loan losses	12,625	5,156
Bad debt reserve	1,847	1,361
Deferred rent	1,675	1,782
Fixed assets, net	202	—
Gain on sale of loans deferred for book	804	873
Investment in unconsolidated ventures	384	1,190
Securities available for sale	—	1,444
State taxes	1,155	676
Other	643	482

Total gross deferred tax assets	31,122	23,812

Deferred tax liabilities:
Securities available for sale	$(145)	$—
Extraordinary gain	(239)	(1,046)
Fixed assets, net	—	(294)
Other	(99)	(97)

Total gross deferred tax liabilities	(483)	(1,437)

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$30,639	$22,375

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carryback and carryforward period available under the tax law. Management has determined that one or more sources of taxable income of the appropriate character exist for the realization of the tax benefit from SWS’ capital losses. As a result of SWS’ history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that is more likely than not that SWS will realize the benefit of its deferred tax assets.

17.	REGULATORY CAPITAL REQUIREMENTS

Brokerage. The broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the “Net Capital Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Net Capital Rule, which requires that it maintain minimum net capital, as defined in Exchange Act Rule 15c3-1, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At June 25, 2010, Southwest Securities had net capital of $133,582,000, or approximately 45% of aggregate debit balances, which is $127,659,000 in excess of its minimum net capital requirement of $5,923,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At June 25, 2010, Southwest Securities had net capital of $118,775,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Exchange Act Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At June 25, 2010, the net capital and excess net capital of SWS Financial was $1,054,000 and $804,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). Effective July 13, 2010, the Bank entered into an Informal Memorandum of Understanding (“MOU”) with the OTS. The MOU provides that the Bank will maintain a Tier I (core) capital ratio of 8% and a total risk-based capital ratio of 12%. See Note 26, Memorandum of Understanding with the Office of Thrift Supervision. Management believes, as of June 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2010 and 2009, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I (core) capital ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

The Bank’s capital amounts and ratios at June 30, 2010 and 2009 were (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010:
Total risk based capital ratio	$172,483	12.2%	$113,015	8.0%	$141,268	10.0%
Tier I risk based capital ratio	154,824	11.0	56,507	4.0	84,761	6.0
Tier I (core) capital ratio	154,824	8.7	71,958	4.0	89,948	5.0

June 30, 2009:
Total risk based capital ratio	$155,991	12.1%	$103,216	8.0%	$129,020	10.0%
Tier I risk based capital ratio	141,261	10.9	51,608	4.0	77,412	6.0
Tier I (core) capital ratio	141,261	9.1	62,355	4.0	77,944	5.0

18.	EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan. SWS has a defined contribution profit sharing/401(k) plan covering substantially all of its employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at SWS’ discretion. There were no profit sharing contributions in fiscal 2010 and 2008. In fiscal 2009 there was a profit sharing contribution of $439,000. Under the 401(k) portion of the plan, SWS provides a match of up to 4% of eligible compensation. SWS’ matching contributions vest immediately and the expense totaled approximately $4,285,000, $3,709,000 and $2,854,000 in fiscal 2010, 2009 and 2008, respectively.

M.L. Stern provided a profit sharing 401(k) defined contribution plan (the “Contribution Plan”) that covered all of its full-time employees. M.L. Stern matched, at its discretion, a set percentage of employees’ contributions. From April 1, 2008 to June 30, 2008, M.L. Stern’s aggregate matching contribution to the Contribution Plan was $46,000. In fiscal 2009, M.L. Stern made discretionary contributions to the Contribution Plan and the profit sharing plan of $255,000 and $56,000, respectively. Effective January 1, 2009, this plan merged with the SWS profit sharing/401(k) plan.

Deferred Compensation Plan. SWS Group provides a deferred compensation plan for eligible officers and employees to defer a portion of their bonus compensation and commissions. The assets of the deferred compensation plan include investments in SWS Group common stock, Westwood common stock and COLI. Investments in SWS Group common stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. Investments in Westwood common stock are carried at market value and recorded as securities available for sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition.

For fiscal 2010 and 2009, approximately $16,248,000 and $12,120,000 was invested in the deferred compensation plan, respectively. The fair value of SWS Group common stock held in the deferred compensation plan at June 25, 2010 and June 26, 2009 was $2,200,000 and $2,528,000, respectively. The fair value of Westwood common stock held in the deferred compensation plan at June 25, 2010 and June 26, 2009 was $242,000 and $271,000, respectively. The cash surrender value of COLI held in the deferred compensation plan at June 25, 2010 and June 26, 2009 was $12,592,000 and $9,509,000, respectively. Funds totaling $3,207,000 were invested in 216,295 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 25, 2010. Funds totaling $2,819,000 were invested in 186,871 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 26, 2009. Approximately $2,638,000, $3,049,000 and $1,996,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the deferred compensation plan in fiscal 2010, 2009 and 2008, respectively. The trustee of the deferred compensation plan is Wilmington Trust Company.

The trustee under the deferred compensation plan periodically purchases the Company’s common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. The plan purchased 34,999 shares during fiscal 2010 at a cost of $472,000 or $13.50 per share. The plan purchased 60,000 shares during fiscal 2009 at a cost of $1,028,000 or $17.15 per share. During fiscal 2010 and 2009, 5,575 and 9,644 shares, respectively, were sold or distributed pursuant to the plan.

Stock Option Plan. At June 25, 2010, SWS had no active stock option plans. All outstanding options under the 1996 Plan may still be exercised until their contractual expiration date occurs. No options may be exercised under the 1997 Plan as all outstanding options under the 1997 Plan have expired. Options granted under the 1996 Plan have a maximum ten-year term, and all options are fully vested. See Note 1(r), Stock-Based Compensation.

A summary of the status of SWS’ outstanding stock options as of June 25, 2010, June 26, 2009 and June 27, 2008 is presented below:

	2010		2009		2008

	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price

Outstanding, beginning of period	524,388	$12.52	566,168	$12.34	638,024	$11.93
Exercised	(3,000)	8.95	(40,005)	10.06	(71,856)	8.66
Forfeited	(100,390)	17.28	(1,775)	12.96	—	—

Outstanding, end of period	420,998	$11.41	524,388	$12.52	566,168	$12.34

Exercisable, end of period	420,998		524,388		566,168

The following table summarizes information for the stock options outstanding at June 25, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$6.72 - $8.96	181,050	2.15	$ 8.95	181,050	$ 8.95
$8.97 - $11.20	105,622	1.21	$10.30	105,622	$10.30
$13.45 - $ 15.68	134,326	0.16	$15.59	134,326	$15.59

	420,998	1.28	$11.41	420,998	$11.41

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

In fiscal 2008, the Board of Directors approved grants to various officers and employees totaling 220,876 shares with a weighted average market value of $16.06 per share. In fiscal 2009, the Board of Directors approved grants to various officers and employees totaling 110,373 shares with a weighted average market value of $17.65 per share. During fiscal 2010, the Board of Directors approved grants to various officers and employees totaling 146,844 shares with a weighted average market value of $14.76 per share. As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $7,151,000. For fiscal 2010, 2009 and 2008, SWS recognized compensation expense of approximately $2,685,000, $2,172,000 and $1,878,000, respectively, for restricted stock grants.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. The table below summarizes the number and fair value of vested shares repurchased to cover grantees’ tax liabilities (dollars in thousands except per share amounts).

	Shares Purchased	Purchase Price	Weighted Average Price per Share

Fiscal year ended

June 25, 2010	36,680	$513	$13.97

June 26, 2009	22,097	$375	$16.99

	58,777	$888

At June 25, 2010, the total number of shares outstanding under the Restricted Stock Plan was 277,309 and the total number of securities available for future grants was 383,972.

19.	EARNINGS PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except share and per share amounts):

	2010	2009	2008
Income/(loss) from continuing operations	$(2,893)	$23,631	$30,854
Income from discontinued operations	—	—	17
Extraordinary gain, net of tax of $571	—	—	1,061

Net income/(loss)	$(2,893)	$23,631	$31,932
Dividends on estimated forfeitures-restricted stock	10	11	8

Adjusted net income/(loss)	$(2,883)	$23,642	$31,940

Weighted average shares outstanding – basic	30,252,732	27,429,382	27,501,671
Effect of dilutive securities:
Assumed exercise of stock options	—	79,203	100,487

Weighted average shares outstanding – diluted	30,252,732	27,508,585	27,602,158

Earnings per share – basic
Income/(loss) from continuing operations	$(0.10)	$0.86	$1.12
Income from discontinued operations	—	—	—
Extraordinary gain	—	—	0.04

Net income/(loss)	$(0.10)	$0.86	$1.16

Earnings per share – diluted
Income/(loss) from continuing operations	$(0.10)	$0.86	$1.12
Income from discontinued operations	—	—	—
Extraordinary gain	—	—	0.04

Net income/(loss)	$(0.10)	$0.86	$1.16

At June 25, 2010, June 26, 2009 and June 27, 2008, there were options to acquire approximately 421,000, 524,000 and 566,000 shares of common stock outstanding under SWS’ stock option plans, respectively, see Note 18, Employee Benefits. As a result of the net loss in fiscal 2010, all options are anti-dilutive and are not included in the calculation of diluted weighted average shares outstanding and diluted EPS. As of June 26, 2009 and June 27, 2008, options to acquire approximately 33,000 and 6,900 shares of common stock, respectively, were anti-dilutive and were not included in the calculation of weighted average shares outstanding-dilutive.

20.	OFFERING OF COMMON STOCK

On October 16, 2009, the Company filed a shelf registration statement with the SEC registering $150,000,000 of securities for sale. On December 9, 2009, the Company closed a public offering of 4,347,827 shares of common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase an additional 652,174 shares of common stock to cover over-allotments. The Company generated net proceeds from these common stock offerings, after deducting underwriting discounts and commissions, of approximately $54,354,000.

21.	COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and Contingencies.

Legal Proceedings. In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of various federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

Leases. SWS leases its offices and certain data processing equipment used in its brokerage operations under non-cancelable operating lease agreements. Rental expense for facilities and equipment leases for fiscal 2010, 2009 and 2008 aggregated approximately $11,848,000, $11,689,000 and $9,201,000, respectively.

The future rental payments for the non-cancelable operating leases at June 25, 2010 are included in the table below (in thousands). Of the $56,347,000 in lease commitments, approximately $329,000 has been reserved for as impaired. The minimum lease payments shown below have been reduced by $455,000 of minimum sublease rentals to be received in the future under non-cancelable subleases.

Operating Leases
Fiscal year:
2011	9,908
2012	8,668
2013	7,400
2014	6,243
2015	5,493
Thereafter	18,635

Total minimum lease payments	$56,347

Venture Capital Fund. SWS has committed $5,000,000 to invest in a limited partnership venture capital fund. As of June 25, 2010, SWS had contributed $4,400,000 of its commitment. SWS has been notified that it must pay the remaining $600,000 of its commitment by September 2010. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of June 30, 2010, the Bank had invested $3,000,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. The total potential amount due under outstanding underwriting arrangements at June 25, 2010 was $913,000.

Guarantees. The Bank has stand-by letters of credit primarily issued for real estate development purposes. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $1,128,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

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

Clients and correspondents of SWS have the option to invest in an interest bearing checking account called Bank Insured Deposits at the Bank. These funds are FDIC insured up to $250,000. The funds are considered core deposits and are the primary funding source for the Bank. Core deposits were $1,488,425,000 at June 30, 2010. At June 25, 2010, clients of Southwest Securities had invested $1,293,451,000 in these funds.

One director of SWS was a principal guarantor of four loans made by the Bank to a North Texas business franchise in which he is a co-managing partner. These loans included a secured revolving line of credit in the amount of $3,000,000. As of June 30, 2009, this line of credit was no longer available. During fiscal 2010, 2009 and 2008, the Bank recognized interest income on this line of credit of $0, $12,500 and $11,700, respectively. Additionally, two loans totaling $2,796,000 were made by the Bank to the franchise. These loans had fiscal year end balances of $0 and $1,164,000 at June 30, 2010 and 2009, respectively. The loans bear interest at the prime rate and during fiscal 2010, 2009 and 2008, the Bank recognized interest income on these loans of $25,500, $67,400 and $83,700, respectively. Lastly, the director guaranteed a loan made by the Bank to purchase two vehicles for the franchise. This loan was initiated in fiscal 2008 and had a balance of $0 at June 30, 2009. The Bank recognized interest income on this loan of $0, $1,500 and $500 in fiscal 2010, 2009 and 2008, respectively.

At June 30, 2010, two directors of SWS owned approximately 64% of a local bank and one of SWS’ executive officers owned less than a 1.0% interest in this bank. The Bank has sold loan participations with outstanding balances of $3,400,000 and $3,450,000 at June 30, 2010 and 2009, respectively, to this local bank. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $157,000, $246,000 and $719,000 in fiscal 2010, 2009 and 2008, respectively.

The Bank did not purchase loan participations from this bank in fiscal 2010 or 2009. The interest rates on these participations were substantially the same as participations sold by the Bank to unrelated banks.

In January 2009, the Bank executed a loan agreement with one of the investment partnerships accounted for on the equity method for $5,000,000. See further discussion in Note 10, Investments.

In the ordinary course of business, the Bank has transactions, including borrowings and deposits, with its executive officers, directors and their affiliates. It is the policy of the Bank that such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. The aggregate amount of such loans totaled approximately $1,222,000 and $2,417,000 at June 30, 2010 and 2009, respectively, with interest income of approximately $97,000, $183,000 and $243,000 for fiscal 2010, 2009 and 2008, respectively. Aggregate deposits totaled approximately $6,033,000 and $3,739,000 at June 30, 2010 and 2009, respectively.

23.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities available for sale,” “Securities owned, at market value,” “Other assets,” and “Securities sold, not yet purchased, at market value” as of June 25, 2010 and June 26, 2009. See Note 1(u), Fair Value of Financial Instruments.

June 25, 2010

(in thousands)

	Level 1	Level 2		Level 3		Total

Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$62,167		$—		$—	$62,167

	$62,167		$—		$—	$62,167

Securities available for sale
USHS stock	$1,146	$	__	$	__	$1,146
Westwood stock	242		__		__	242

	$1,388	$	__	$	__	$1,388

Securities owned, at market value
Corporate equity securities	$10,893	$	__		$1,841	$12,734
Municipal obligations	__		109,844		22,298	132,142
U.S. government agency obligations	13,710		5,808		__	19,518
Corporate obligations	__		70,844		__	70,844
Other	994		9,355		__	10,349

	$25,597		$195,851		$24,139	$245,587

Securities sold, not yet purchased, at market value
Corporate equity securities	$925	$	__	$	__	$925
Municipal obligations	__		17		__	17
U.S. government and government agency obligations	45,225		101		__	45,326
Corporate obligations	__		20,867		__	20,867
Other	31		428		__	459

	$46,181		$21,413	$	__	$67,594

Grand Total	$42,971		$174,438		$24,139	$241,548

June 26, 2009
(in thousands)
	Level 1	Level 2		Level 3		Total

Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$15,916	$	__	$	__	$15,916

	$15,916	$	__	$	__	$15,916

Securities available for sale
USHS stock	$914	$	__	$	__	$914
NYX stock	2,909		__		__	2,909
Westwood stock	271		__		__	271

	$4,094	$	__	$	__	$4,094

Securities owned, at market value
Corporate equity securities	$7,530	$	__		$1,704	$9,234
Municipal obligations	__		67,048		23,875	90,923
U.S. government agency obligations	19,309		5,515		__	24,824
Corporate obligations	__		39,735		__	39,735
Other	928		9,386		__	10,314

	$27,767		$121,684		$25,579	$175,030

	Level 1	Level 2		Level 3		Total

Securities sold, not yet purchased, at market value
Corporate equity securities	$476	$	__	$	__	$476
Municipal obligations	__		112		__	112
U.S. government and government agency obligations	28,444		140		__	28,584
Corporate obligations	__		23,247		__	23,247
Other	__		817		__	817

	$28,920		$24,316	$	__	$53,236

Grand Total	$18,857		$97,368		$25,579	$141,804

There were no transfers between Level 1 and Level 2 for fiscal 2010.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Total

Beginning balance at June 26, 2009	$1,704	$23,875	$25,579
Unrealized (losses)	(4)	(1,002)	(1,006)
Transfers into Level 3	16	__	16
Purchases	525	__	525
Sales	(400)	(575)	(975)

Ending balance at June 25, 2010	$1,841	$22,298	$24,139

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in net gains on principal transactions on the consolidated statements of income (loss) and comprehensive income (loss).

The total unrealized losses included in earnings that related to assets still held at June 25, 2010 were $1,006,000.

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

At June 30, 2010, the approximate amounts of these financial instruments were as follows (in thousands):

Contractual Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to fund loans	$78,397
Available credit	62,610
Standby letters of credit	1,128

$142,135

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire unused, the total commitments do not necessarily represent future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank has not incurred any significant losses on its commitments in fiscal 2010. Further, management believes the Bank will not incur material losses as a result of the commitments existing at June 30, 2010.

25.	SEGMENT REPORTING

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

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiaries comprise the banking segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Managed Advisors Accounts department), SWS Insurance and through SWS Financial (which contracts with independent representatives for the administration of their securities business).

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

The “other” category includes SWS Group, corporate administration and SWS Capital. SWS Capital is a dormant entity that holds approximately $25,000 of assets. SWS Group is a holding company that owns various investments, including USHS common stock. In June 2009, SWS Group also owned shares of NYX common stock, which were sold in the first quarter of fiscal 2010.

The following table presents the Company’s operations by the segments outlined above:

(in thousands)	Clearing	Retail(# )	Institutional(# )	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 25, 2010
Operating revenue	$14,942	$107,448	$141,949	$371	$1,454	$266,164
Net intersegment revenues	(895)	1,142	988	3,730	(4,965)	__
Net interest revenue	6,099	3,130	16,028	76,038	(488)	100,807
Net revenues	21,041	110,578	157,977	76,409	966	366,971
Operating expenses	26,346	110,359	104,755	94,235	35,828	371,523
Depreciation and amortization	974	1,053	560	2,472	2,035	7,094
Net income (loss) before taxes	(5,305)	219	53,222	(17,826)	(34,862)	(4,552)
Assets (*)	368,834	186,765	2,099,647	1,782,008	25,905	4,463,159

June 26, 2009

Operating revenue	$20,962	$104,964	$153,488	$1,524	$(7,134)	$273,804
Net intersegment revenues	(979)	1,089	876	6,248	(7,234)	__
Net interest revenue	5,603	2,554	34,482	65,186	(8)	107,817
Net revenues	26,565	107,518	187,970	66,710	(7,142)	381,621
Operating expenses	21,332	109,943	118,256	55,429	38,232	343,192
Depreciation and amortization	1,160	922	491	2,068	1,395	6,036
Net income (loss) before taxes	5,233	(2,425)	69,714	11,281	(45,374)	38,429
Assets (*)	361,057	156,563	2,028,717	1,559,226	24,556	4,130,119

June 27, 2008

Operating revenue	$24,327	$85,781	$84,374	$4,051	$(2,428)	$196,105
Net intersegment revenues	(937)	1,124	918	7,186	(8,291)	__
Net interest revenue	12,811	5,450	37,383	49,919	(37)	105,526
Net revenues	37,138	91,231	121,757	53,970	(2,465)	301,631
Operating expenses	25,527	80,194	75,599	36,269	34,933	252,522
Depreciation and amortization	1,370	765	428	875	1,517	4,955
Income (loss) from continuing operations before taxes	11,611	11,037	46,158	17,701	(37,398)	49,109
Income from discontinued operations	__	__	__	17	__	17
Assets (*)	433,510	242,325	2,941,811	1,357,152	29,785	5,004,583

(*) Assets are reconciled to total assets as presented in the June 25, 2010, June 26, 2009 and June 27, 2008 consolidated statement of financial condition as follows:

	June 25, 2010	June 26, 2009	June 27, 2008

Amount as presented above	$4,463,159	$4,130,119	$5,004,583
Reconciling items:
Unallocated assets:
Cash	6,970	5,876	12,437
Receivables from brokers, dealers and clearing organizations	24,543	30,372	64,963
Receivable from clients, net of allowances	19,959	18,044	22,203
Other assets	16,955	28,242	34,139
Unallocated eliminations	(895)	(13,614)	(20,074)

Total Assets	$4,530,691	$4,199,039	$5,118,251

(#) SWS reorganized certain operations in its Pacific Coast division which resulted in the transfer of the Pacific Coast trading operation to the institutional segment from the retail segment. As a result, the financial information for the Company’s June 26, 2009 and June 27, 2008 has been reclassified to reflect the transfer of the trading operations to the institutional segment from the retail segment.

26.	MEMORANDUM OF UNDERSTANDING WITH THE OFFICE OF THRIFT SUPERVISION

Effective July 13, 2010, the Bank entered into an Informal MOU with the OTS. The MOU provides among other things, that the Bank will (i) maintain a Tier I (core) capital ratio of 8% and a total risk-based capital ratio of 12%; (ii) adopt a classified asset reduction plan; (iii) retain a third-party consulting firm to review loan classifications; (iv) restrict certain lending and (v) not declare or pay dividends without OTS approval. The MOU does not contain any monetary assessments or penalties. Management believes that it is instituting the appropriate plans to meet the requirements of the MOU; however, there is no certainty that the Bank can successfully execute on all of these requirements within the time frames noted in the MOU. If the Bank is unable to comply with the MOU, the OTS could take additional actions, including issuing formal enforcement actions.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SWS Group, Inc.

We have audited the accompanying consolidated statements of financial condition of SWS Group, Inc. (a Delaware corporation) and subsidiaries as of June 25, 2010 and June 26, 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 25, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWS Group, Inc. as of June 25, 2010 and June 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SWS Group, Inc.’s internal control over financial reporting as of June 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 31, 2010 expressed an unqualified opinion on the effective operation of SWS Group, Inc.’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

August 31, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

SWS Group, Inc.

We have audited SWS Group, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of June 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of June 25, 2010 and June 26, 2009, the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 25, 2010, and the financial statement schedule listed in the index appearing under Item 15(a)2, and our report dated August 31, 2010 expressed an unqualified opinion on those financial statements and schedule.

/s/ Grant Thornton LLP

Dallas, Texas

August 31, 2010

Schedule I - Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 25, 2010 and June 26, 2009

(In thousands)

	2010	2009
Assets
Investment in subsidiaries, at equity	$370,959	$343,861
Securities available for sale	1,388	4,094
Deferred compensation asset	12,592	9,509
Deferred tax asset	8,149	8,857
Other assets	9,547	2,065

	$402,635	$368,386

Liabilities and Stockholders’ Equity
Other liabilities	$19,241	$28,029
Stockholders’ equity	383,394	340,357

	$402,635	$368,386

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income (Loss), Comprehensive Income (Loss)

and Stockholders’ Equity

Years Ended June 25, 2010, June 26, 2009 and June 27, 2008

(In thousands)

	2010	2009	2008
Revenue:
Net gains (losses) on principal transactions	$69	$(119)	$(24)
Interest revenue	—	1	31
Other revenue	2,427	(3,513)	(411)

	2,496	(3,631)	(404)

Expenses:
Interest expense	—	—	76
Other expense	7,762	10,510	6,871

	7,762	10,510	6,947

Loss before income tax benefit and equity in earnings of subsidiaries	(5,266)	(14,141)	(7,351)
Income tax benefit	(2,248)	(3,576)	(1,974)

Loss before equity in earnings of subsidiaries	(3,018)	(10,565)	(5,377)
Equity in earnings of subsidiaries	125	34,196	36,248

Income (loss) before extraordinary gain	(2,893)	23,631	30,871
Extraordinary gain, net of tax of $571	—	—	1,061

Net income (loss)	(2,893)	23,631	31,932
Other comprehensive income:
Recognition of net holding losses, net of tax of $1,740	—	3,231	—
Net holding gains and losses, net of tax of $81 in 2010; $(1,001) in 2009 and $(1,431) in 2008	124	(1,857)	(2,611)

Net income (loss) recognized in other comprehensive income	124	1,374	(2,611)

Comprehensive income (loss)	(2,769)	25,005	29,321

Stockholders’ equity at beginning of year	340,357	323,006	306,447
Payment of cash dividends on common stock – registrant	(11,132)	(9,813)	(9,290)
Exercise of options	29	522	879
Restricted stock plan	2,162	1,785	1,504
Excess (shortfall) for taxes on vesting of restricted stock	(125)	67	218
Repurchase of treasury stock	—	—	(6,135)
Public offering-common stock	54,700	—	—
Adoption of uncertain tax position accounting	—	—	(271)
Deferred compensation plan, net	172	(215)	333

Stockholders’ equity at end of year	$383,394	$340,357	$323,006

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 25, 2010, June 26, 2009 and June 27, 2008

(In thousands)

	2010		2009		2008
Cash flows from operating activities:
Net income (loss)		$(2,893)		$23,631		$31,932
Extraordinary gain		__		__		(1,061)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)		627		(2,458)		2,949
Deferred compensation for deferred compensation plan and restricted stock plan		4,318		821		1,581
Equity in undistributed earnings of subsidiaries		(27,098)		(13,784)		(38,401)
Equity in loss (earnings) on investments		(1,344)		2,695		(220)
Loss (gain) on investment in securities available for sale		(16)		4,971		__
Change in minority interest		__		__		(50)
Shortfall (excess) for taxes on vesting of restricted stock		125		(67)		(218)
Other		(1,771)		1,386		(4,090)

Net cash provided by (used in) operating activities		(28,052)		17,195		(7,578)

Cash flows from investing activities:
Payments on notes and other accounts with subsidiaries		(18,238)		(6,812)		27,624
Cash paid on purchase of M.L. Stern, net of acquired cash		__		(760)		(6,388)
Cash paid on investments		(400)		__		__
Cash received from investments		209		__		639
Proceeds from the sale of securities available for sale		2,925		__		__

Net cash provided by (used in) investing activities		(15,504)		(7,572)		21,875

Cash flows from financing activities:
Cash proceeds from short-term borrowings		__		__		10,000
Payments of short-term borrowings		__		__		(10,000)
Payment of cash dividends on common stock		(11,216)		(9,879)		(9,345)
Shortfall (excess) for taxes on vesting of restricted stock		(125)		67		218
Net proceeds from secondary offering		54,700		__		__
Net proceeds from exercise of stock options		27		403		623
Proceeds related to the deferred compensation plan		642		814		623
Purchase of treasury stock related to deferred compensation plan		(472)		(1,028)		(281)
Purchase of treasury stock related to repurchase plan		__		__		(6,135)

Net cash provided by (used in) financing activities		43,556		(9,623)		(14,297)

Net change in cash		__		__		__
Cash at beginning of year		__		__		__

Cash at end of year	$	__	$	__	$	__

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 25, 2010, June 26, 2009 and June 27, 2008 included elsewhere in this Annual Report on Form 10-K.

S-4