Form 10-Q
period 2010-09-24
SWS GROUP INC
filed 2010-11-03
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2010

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

As of October 28, 2010, there were 32,508,856 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition September 24, 2010 (unaudited) and June 25, 2010	1

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) For the three-months ended September 24, 2010 and September 25, 2009 (unaudited)	2

Consolidated Statements of Cash Flows For the three-months ended September 24, 2010 and September 25, 2009 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. (Removed and Reserved)	57

Item 5. Other Information	57

Item 6. Exhibits	57

SIGNATURES	58

EXHIBIT INDEX	59

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 24, 2010 and June 25, 2010

(In thousands, except par values and share amounts)

	September	June
	(Unaudited)
Assets
Cash and cash equivalents	$227,168	$27,190
Assets segregated for regulatory purposes	280,472	284,827
Receivable from brokers, dealers and clearing organizations	1,924,028	1,889,400
Receivable from clients, net	228,305	216,574
Loans held for sale	293,036	424,055
Loans, net	1,055,091	1,154,065
Securities owned, at market value	256,304	245,587
Securities held to maturity	78,988	87,140
Securities purchased under agreements to resell	45,137	30,507
Goodwill	7,552	7,552
Securities available for sale	1,302	1,388
Other assets	169,794	162,406

	$4,567,177	$4,530,691

Liabilities and Stockholders’ Equity
Short-term borrowings	$155,184	$110,000
Payable to brokers, dealers and clearing organizations	1,868,786	1,819,995
Payable to clients	417,620	420,672
Deposits	1,480,486	1,488,804
Securities sold under agreements to repurchase	12,843	12,389
Securities sold, not yet purchased, at market value	71,285	67,594
Drafts payable	27,379	27,346
Advances from Federal Home Loan Bank	111,083	132,821
Other liabilities	62,868	67,676

	4,207,534	4,147,297
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,298,257 shares at September 24, 2010; issued 33,312,140 and outstanding 32,342,190 shares at June 25, 2010	3,331	3,331
Additional paid-in capital	326,545	326,462
Retained earnings	38,237	61,893
Accumulated other comprehensive income – unrealized holding loss, net of tax of $61 at September 24, 2010 and $81 at June 25, 2010	238	304
Deferred compensation, net	3,342	3,176
Treasury stock (1,013,883 shares at September 24, 2010 and 969,950 shares at June 25, 2009, at cost)	(12,050)	(11,772)

Total stockholders’ equity	359,643	383,394
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,567,177	$4,530,691

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

For the three-months ended September 24, 2010 and September 25, 2009

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended
	September 24, 2010	September 25, 2009
Revenues:
Net revenues from clearing operations	$2,436	$2,626
Commissions	38,772	42,612
Interest	38,840	41,437
Investment banking, advisory and administrative fees	10,787	9,270
Net gains on principal transactions	12,195	14,819
Other	6,320	6,121

Total revenue	109,350	116,885
Interest expense	11,740	17,432

Net revenues	97,610	99,453

Non-interest expenses:
Commissions and other employee compensation	59,003	62,026
Occupancy, equipment and computer service costs	8,493	8,390
Communications	3,238	3,248
Floor brokerage and clearing organization charges	962	959
Advertising and promotional	654	1,005
Provision for loan loss	39,511	4,755
Other	16,026	14,093

Total non-interest expenses	127,887	94,476

Income (loss) before income tax expense	(30,277)	4,977
Income tax expense (benefit)	(9,529)	1,892

Net income (loss)	(20,748)	3,085
Net loss recognized in other comprehensive income (loss), net of tax of $(20) and $0 for the three-months ended September 24, 2010 and September 25, 2009, respectively	(66)	(46)

Comprehensive income (loss)	$(20,814)	$3,039

Earnings per share – basic
Net income (loss)	$(0.64)	$0.11

Weighted average shares outstanding – basic	32,519,228	27,470,045

Earnings per share – diluted
Net income (loss)	$(0.64)	$0.11

Weighted average shares outstanding – diluted	32,519,228	27,532,943

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-months ended September 24, 2010 and September 25, 2009

(In thousands)

(Unaudited)

	For the Three-Months Ended
	September 24, 2010	September 25, 2009
Cash flows from operating activities:
Net income (loss)	$(20,748)	$3,085
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,848	1,692
Amortization of premiums on loans purchased	(43)	(31)
Amortization of premiums /discounts on investment securities	97	(7)
Provision for loan loss/doubtful accounts and write downs on real estate owned properties	47,125	6,508
Deferred income tax expense (benefit)	(6,520)	2,296
Allowance for deferred tax asset	844	—
Deferred compensation for deferred compensation plan and restricted stock plan	1,079	1,681
Gain on sale of loans	(12)	(77)
(Gain) loss on sale of real estate	439	(466)
Gain on the issuer’s redemption of investment securities	(1,078)	(16)
Equity in (earnings) losses of unconsolidated ventures	143	(334)
Dividend received on investment in Federal Home Loan Bank stock	(6)	(3)
Shortfall for taxes on vesting of restricted stock	303	76
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	4,355	12,748
Net change in broker, dealer and clearing organization accounts	14,163	(44,387)
Net change in client accounts	(14,948)	7,196
Net change in loans held for sale	180,259	27,455
Increase in securities owned	(10,717)	(27,200)
(Increase) decrease in securities purchased under agreements to resell	(14,630)	21,622
Increase in other assets	(7,548)	(6,164)
Increase (decrease) in drafts payable	33	(3,353)
Increase in securities sold, not yet purchased	3,691	21,458
Decrease in other liabilities	(6,083)	(13,001)

Net cash provided by operating activities	172,046	10,778

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned properties	(814)	(1,964)
Proceeds from the sale of real estate	9,947	9,723
Loan originations and purchases	(114,470)	(110,520)
Loan repayments	112,791	71,613
Cash paid on investments	—	(400)
Proceeds from the issuer’s redemption of investment securities	7,077	—
Cash received on investments	2,055	—
Proceeds from the sale of securities available for sale	—	2,925
Proceeds from the sale of Federal Home Loan Bank stock	267	267
Purchases of Federal Home Loan Bank stock	(1,460)	—

Net cash provided by (used in) investing activities	15,393	(28,356)

Cash flows from financing activities:
Payments on short-term borrowings	(994,532)	(528,500)
Cash proceeds from short-term borrowings	1,034,032	556,500
Cash proceeds from other financing activities	5,684	—
Increase (decrease) in deposits	(8,318)	44,795
Advances from the Federal Home Loan Bank	418,644	50
Payments on advances from the Federal Home Loan Bank	(440,382)	(1,692)

	For the Three-Months Ended
	September 24, 2010	September 25, 2009
Payment of cash dividends on common stock	$(2,928)	$(2,482)
Shortfall for taxes on vesting of restricted stock	(303)	(76)
Cash receipts on securities sold under agreements to repurchase	454	(4,462)
Proceeds related to the deferred compensation plan	188	213
Purchase of treasury stock related to the deferred compensation plan	—	(228)

Net cash provided by financing activities	12,539	64,118

Net increase in cash and cash equivalents	199,978	46,540
Cash and cash equivalents at beginning of period	27,190	96,253

Cash and cash equivalents at end of period	$227,168	$142,793

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$—	$1,440

Foreclosures on loans	$11,958	$15,744

Transfer of loans from investment to held for sale	$49,240	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,293	$19,355

Income taxes	$1,635	$4,130

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 24, 2010, and for the three-months ended September 24, 2010 and September 25, 2009, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 25, 2010 filed on Form 10-K. Amounts included for June 25, 2010 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer and Southwest Securities and SWS Financial, both registered investment advisors, are members of the Financial Industry Regulatory Authority (“FINRA”). Each is registered with the Securities and Exchange Commission (the “SEC”) as a broker/dealer under the Securities Exchange Act of 1934 (“Exchange Act”) and as registered investment advisors under the Investment Advisors Act of 1940.

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

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month. The Bank’s first quarter financial statements are prepared as of September 30, 2010. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

Change in Accounting Estimate. Due to continued deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics, the Bank’s management reevaluated its problem loan volume trend component in its provision for loan loss computation. The problem loan volume trend component now includes two separate calculations for criticized and classified loans. Prior to the first quarter of fiscal 2011, the Bank had one calculation for these loans. To more appropriately

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

assess these loans, the Bank segregated these loans and applied two separate historical loss ratios, one being the regular loss historical loan loss ratio applied to classified loans and the other being based on distressed sale charge-off levels applied to criticized loans. This change resulted in an approximately $13,600,000 increase to the loan loss provision in the first quarter of fiscal 2011.

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

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward period available under the tax law. The Company’s deferred tax assets include $844,000 which reflects the benefit of capital losses associated with its investments in certain partnership assets. As of September 24, 2010, the Company did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses. Accordingly, the Company established a valuation allowance in the amount of $844,000.

At September 24, 2010, the Company had approximately $1,527,000 of unrecognized tax benefits. The Company’s net liability increased $406,000 from June 25, 2010 to September 24, 2010 due to unrecognized tax benefits related to tax positions taken on previously filed returns and returns expected to be filed in the current year. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability was accrued interest and penalties of $266,000, net of federal benefit, as of September 24, 2010 and $273,000 as of June 25, 2010. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense, net of federal benefit, was approximately $1,261,000 as of September 24, 2010 and $848,000 as of June 25, 2010.

With limited exceptions, the Company is no longer subject to U.S. federal, state or local tax audits by taxing authorities for tax years preceding 2006. A state agency is currently examining returns for the tax years ended December 31, 2006 through 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the fair value accounting standard effective June 28, 2008. Fair value accounting establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the primary market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. Assets and liabilities utilizing Level 1 inputs include the following: a) the Company’s investment in U.S. Home Systems, Inc. (“USHS”) common stock; b) the Company’s deferred compensation plan’s investment in Westwood Holdings Group, Inc. (“Westwood”) common stock; c) the Company’s

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

investment in government guaranteed bonds purchased under the Temporary Liquidity Guarantee Program (“TLGP”); and d) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. These financial instruments are valued using quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying observable market assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Assets and liabilities utilizing Level 3 inputs include certain inventories held in the Company’s securities owned portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

At both September 24, 2010 and June 25, 2010, the Company held one municipal auction rate bond with a par amount of $23,300,000. This security is an investment grade credit, was valued at 95.7% of par, or $22,298,000, at both September 24, 2010 and June 25, 2010, and yielded less than 1% per year for both periods. The interest rate on the bond is based on the LIBOR rate. The discount on the value of the bond is due to a lack of marketability. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. The Company currently has the ability to hold this investment until maturity. While the Company expects the issuer of this bond to refinance the debt when LIBOR interest rates rise, there can be no certainty that this refinancing will occur. The Company believes the valuation of this bond at 95.7% of par at September 24, 2010 reflected an appropriate discount for the current lack of liquidity in this investment.

Substantially all of SWS’s brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities available for sale,” “Securities owned, at market value” and “Securities sold, not yet purchased, at market value” as of September 24, 2010 and June 25, 2010.

(in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$62,120	$—	$—	$62,120

	$62,120	$—	$—	$62,120

Securities available for sale
USHS common stock	$1,089	$—	$—	$1,089
Westwood common stock	213	—	—	213

	$1,302	$—	$—	$1,302

Securities owned, at market value
Corporate equity securities	$10,971	$—	$1,843	$12,814
Municipal obligations	—	92,813	22,298	115,111
U.S. government agency obligations	14,430	19,204	—	33,634
Corporate obligations	—	79,279	—	79,279
Other	1,102	14,364	—	15,466

	$26,503	$205,660	$24,141	$256,304

Securities sold, not yet purchased, at market value
Corporate equity securities	$618	$—	$—	$618
U.S. government and government agency obligations	42,152	—	—	42,152
Corporate obligations	—	27,617	—	27,617
Other	15	883	—	898

	$42,785	$28,500	$—	$71,285

Grand Total	$47,140	$177,160	$24,141	$248,441

June 25, 2010
(in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$62,167	$—	$—	$62,167

	$62,167	$—	$—	$62,167

Securities available for sale
USHS stock	$1,146	$—	$—	$1,146
Westwood stock	242	—	—	242

	$1,388	$—	$—	$1,388

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

	Level 1	Level 2	Level 3	Total
Securities owned, at market value
Corporate equity securities	$10,893	$—	$1,841	$12,734
Municipal obligations	—	109,844	22,298	132,142
U.S. government agency obligations	13,710	5,808	—	19,518
Corporate obligations	—	70,844	—	70,844
Other	994	9,355	—	10,349

	$25,597	$195,851	$24,139	$245,587

Securities sold, not yet purchased, at market value
Corporate equity securities	$925	$—	$—	$925
Municipal obligations	—	17	—	17
U.S. government and government agency obligations	45,225	101	—	45,326
Corporate obligations	—	20,867	—	20,867
Other	31	428	—	459

	$46,181	$21,413	$—	$67,594

Grand Total	$42,971	$174,438	$24,139	$241,548

There were no transfers between Level 1 and Level 2 for the three-months ended September 24, 2010 and June 25, 2010.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Leve1 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Total
Beginning balance at June 25, 2010	$1,841	$22,298	$24,139
Unrealized gains	2	—	2

Ending balance at September 24, 2010	$1,843	$22,298	$24,141

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in “Net gains on principal transactions” on the consolidated statements of income (loss) and comprehensive income (loss).

The total unrealized gain included in earnings that related to assets still held for the three-month period ended September 24, 2010 was $2,000.

EMPLOYEE BENEFITS

Stock Option Plans. There were no active stock option plans at September 24, 2010. All outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) may still be exercised until their contractual expiration date occurs. Options granted under the 1996 Plan have a maximum ten-year term, and all options are fully vested.

Restricted Stock Plan. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of SWS Group’s common stock to SWS’s directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individual basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan vests pro-rata over a three year period, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

During the first three months of fiscal 2011, no restricted stock grants were approved by the Board of Directors. In the first three months of fiscal 2010, the Board of Directors approved grants to various officers and employees totaling 144,844 shares with a weighted average market value of $14.78 per

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

share. SWS recorded deferred compensation in “Additional paid-in capital” of approximately $1,989,000 in fiscal 2010. For the three-months ended September 24, 2010 and September 25, 2009, SWS recognized compensation expense related to restricted stock grants of approximately $225,000 and $598,000, respectively.

At September 24, 2010, the total number of unvested shares outstanding under the Restricted Stock Plan was 158,234 and the total number of shares available for future grants was 410,737.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with original maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At September 24, 2010 and June 25, 2010, cash balances included $11,358,000 and $13,988,000, respectively, that were not federally insured because they represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk with respect to such deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At September 30, 2010 and June 30, 2010, these reserve balances amounted to $13,428,000 and $10,776,000, respectively.

INVESTMENTS

SWS has interests in three investment partnerships that are accounted for under the equity method, which approximates fair value. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of September 24, 2010, SWS has fulfilled its $5,000,000 commitment. Based on a review of the fair value of this limited partnership investment, SWS determined that its share of the investments made by the limited partnership should be valued at $2,278,000 as of September 24, 2010. SWS recorded a net loss on this investment for the three-months ended September 24, 2010 of $16,000. In comparison, during the three-months ended September 25, 2009, SWS recorded a net loss of $34,000 on this investment.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of September 30, 2010, the Bank had invested $3,000,000 of its aggregate commitment of $5,000,000 to the two funds. During the three-months ended September 30, 2010, the Bank recorded net losses of $127,000 related to these investments. In comparison, during the three-months ended September 30, 2009, the Bank recorded gains of $368,000 related to these investments.

SECURITIES HELD TO MATURITY

Securities held to maturity consist of the following;

(in thousands)	September 30, 2010		June 30, 2010
	Recorded Value	Fair Value	Recorded Value	Fair Value
Government National Mortgage Association (“GNMA”) securities	$78,723	$80,121	$80,875	$82,149
Municipal bonds	265	268	6,265	6,948

Total	$78,988	$80,389	$87,140	$89,097

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

In the third quarter of fiscal 2010, the Bank purchased GNMA securities at a cost of $83,047,000 including a premium of $837,000. The premium is amortized over an average life of four years using the interest method. The Bank recorded $97,000 in amortization of the premium during the first quarter of fiscal 2011. During the first quarter of fiscal 2011, the Bank received $2,546,000 of principal and interest payments, recording $491,000 in interest. Currently, Bank management has determined that the investment will be held until maturity. The weighted average yield on this investment is expected to be 2.1%.

In addition, at June 30 and September 30, 2010, the Bank held municipal bonds from state and political subdivisions. The Bank recorded amortization of the discount on these securities of $4,900 and $6,900 for the three-months ended September 30, 2010 and 2009, respectively. During the first quarter of fiscal 2011, the issuer redeemed securities valued at $5,999,000 resulting in a gain of $1,078,000.

The amortized cost and estimated fair value of investments held to maturity at September 30, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Securities Held to Maturity
	Amortized Cost	Fair Value
Due in one year or less	$60	$61
Due from one year to five years	205	207
Due from five years to ten years	—	—
Due after ten years	78,723	80,121

	$78,988	$80,389

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 24, 2010, SWS held TLGP bonds with a market value of $62,120,000 and cash of approximately $218,352,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at September 24, 2010.

At June 25, 2010, SWS held TLGP bonds with a market value of $62,167,000 and cash of approximately $222,660,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 25, 2010.

SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock of USHS and Westwood, which are classified as securities available for sale. Consequently, the unrealized holding gains (losses), net of tax, are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

At September 24, 2010 and June 25, 2010, SWS Group held 357,154 shares of common stock of USHS with a cost basis of $914,000. The market value of the USHS shares was $1,089,000 at September 24, 2010 and $1,146,000 at June 25, 2010.

At September 24, 2010 and June 25, 2010, SWS Group held 6,383 shares of common stock of Westwood within its deferred compensation plan with a cost basis of $89,000. The market value of the Westwood shares was $213,000 at September 24, 2010 and $242,000 at June 25, 2010.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 24, 2010 and June 25, 2010, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$25,405	$11,096
Securities borrowed	1,815,823	1,798,910
Correspondent broker/dealers	24,708	44,998
Clearing organizations	31,452	20,958
Other	26,640	13,438

	$1,924,028	$1,889,400

Payable
Securities failed to receive	$14,991	$17,705
Securities loaned	1,784,854	1,775,693
Correspondent broker/dealers	17,046	11,669
Other	51,895	14,928

	$1,868,786	$1,819,995

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At September 24, 2010, SWS had collateral of $1,815,823,000 under securities lending agreements, of which SWS had repledged $1,732,282,000. At June 25, 2010, SWS had collateral of $1,798,791,000 under securities lending agreements, of which SWS had repledged $1,732,411,000.

LOANS HELD FOR SALE

Loans held for sale consist of originated loans that were to be held until maturity that management subsequently decided to sell as well as purchased loans held for sale.

Originated loans that are now available for sale (other loans held for sale) are valued at the lower of cost or market as determined by the negotiated sales price or if no sales price is yet determined, at an agreed upon acceptance price as determined by a third party valuation and management.

Other loans held for sale were transferred to the held for sale category in anticipation of immediate disposition. These are classified loans that are being marketed through an international marketing campaign. The fair value of these loans was determined using a discounted cash flow model to reflect the return required for immediate disposition of a distressed loan.

Loans in the mortgage purchase program are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis. The purchased loans are pre-sold by the mortgage company to secondary investors who have been approved by the Bank. Purchased loans consist of first mortgage loans and home improvement loans, which have been purchased or originated but not yet sold in the secondary market. Gains and losses on the sale of loans held for sale in the mortgage purchase program are determined using the specific identification method. The fair value of loans in the mortgage purchase program are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value in the years presented in the consolidated financial statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

The recorded and fair values of loans held for sale are as follows:

(in thousands)	September 30, 2010		June 30, 2010
	Recorded Value	Fair Value	Recorded Value	Fair Value
Mortgage purchase program	$243,796	$244,856	$424,055	$424,986
Other loans held for sale	49,240	49,240	—	—

Total	$293,036	$294,096	$424,055	$424,986

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable at September 30, 2010 and June 30, 2010 are summarized as follows (in thousands):

	September	June
Loans receivable:
Construction	$115,290	$128,552
Lot and land development	106,764	121,214
Residential mortgage	145,436	153,031
Commercial real estate	447,411	515,274
Multi-family	72,813	75,481
Commercial loans	209,043	191,694
Consumer loans	4,399	4,692

	1,101,156	1,189,938
Unamortized premiums	(676)	(732)
Allowance for probable loan losses	(45,389)	(35,141)

	$1,055,091	$1,154,065

Impairment of loans with a recorded investment of approximately $94,082,000 and $41,116,000 was recognized at September 30, 2010 and June 30, 2010, respectively. The year to date average recorded investment in impaired loans was approximately $60,615,000 for the three-months ended September 30, 2010 and $11,914,000 for the three-months ended September 30, 2009. No specific allowance for loan losses is recorded if the impaired loans are adequately collateralized. The total allowance for loan losses related to these loans was approximately $3,992,000 and $3,211,000 at September 30, 2010 and June 30, 2010, respectively. No material amount of interest income on impaired loans was recognized for cash payments received in the first three-months of either fiscal 2011 or fiscal 2010.

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. Total non-accrual loans at September 30, 2010 and June 30, 2010 were $75,231,000 and $38,428,000, respectively. The average recorded investment in non-accrual loans was approximately $53,875,000 during the first three-months of fiscal 2011 and $28,065,000 during the first three-months of fiscal 2010. The Bank did not recognize any income on non-accrual loans during the three-months ended September 30, 2010 and 2009. No additional funds are committed to be advanced in connection with impaired loans.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2010 and 2009 is as follows (in thousands):

	Three-Months Ended September 30,
	2010	2009
Balance at beginning of period	$35,141	$14,731
Provision for loan losses	39,511	4,755
Net charge-offs	(29,263)	(2,611)

	10,248	2,144

Balance at end of period	$45,389	$16,875

The allowance to ending loan balance ratio as of September 30, 2010 and 2009 was 4.12% and 1.44%, respectively.

During the three-months ended September 30, 2010, the Bank sold $5,193,000 of participations in certain loans subject to small business administration (“SBA”) guarantees with a total unpaid principal balance of $6,338,000. The guaranteed portion of these loans are subject to a 90-day recourse period related to the borrower’s timely payments, and sale accounting for the participations has been deferred until this recourse period has expired. As such, included in the Bank’s loan and short-term borrowing balances at September 30, 2010 are $5,193,000 of loans sold prior to September 30, 2010. The amounts sold represent the guaranteed portion of the SBA loans. The non-guaranteed portion of the loans was retained by the Bank. Additionally, loan origination fees of $491,000 received by the Bank related to the guaranteed portion of these loans will be deferred until the 90-day recourse period has expired, at which time this amount will be recognized as income.

Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are further segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans receivable was $1,181,792,000 and $1,264,675,000 at September 30, 2010 and June 30, 2010.

REAL ESTATE OWNED (“REO”) AND OTHER REPOSSESSED ASSETS

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount, and are included in other assets on the consolidated statement of financial condition. For those investments where the REO is valued at market, the value is determined by third party appraisals, or if the REO is being sold in an auction, by accepted bid amount. For those REO assets that are in the auction and a bid has not been accepted, a fair value estimate is derived by utilizing market data including appraised value adjusted for distressed sales. In certain circumstances, the Company adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation. These adjustments are largely based on the length of time lapsed from the latest appraisal. Included in other repossessed assets are land leases which are valued using a discounted cash flow analysis. The fair value of REO and other repossessed assets was $40,484,000 and $46,194,000 at September 30, 2010 and June 30, 2010, respectively. The amount of additional write-downs required to reflect current fair value during the quarter ended September 30, 2010 and 2009 was $7,449,000 and $1,513,000, respectively.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at September 24, 2010 and June 25, 2010, which are carried at market value, include the following (in thousands):

	September	June
Securities owned
Corporate equity securities	$12,814	$12,734
Municipal obligations	115,111	132,142
U.S. government and government agency obligations	33,634	19,518
Corporate obligations	79,279	70,844
Other	15,466	10,349

	$256,304	$245,587

Securities sold, not yet purchased
Corporate equity securities	$618	$925
Municipal obligations	—	17
U.S. government and government agency obligations	42,152	45,326
Corporate obligations	27,617	20,867
Other	898	459

	$71,285	$67,594

During the three-months ended September 24, 2010, certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’s clearing business. See additional discussion in “Short-Term Borrowings.” Securities pledged as security deposits at clearing organizations were $4,099,000 and $2,899,000 at September 24, 2010 and June 25, 2010, respectively. Additionally, at September 24, 2010 and June 25, 2010, SWS had pledged firm securities valued at $1,637,000 and $1,089,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At September 24, 2010, SWS held reverse repurchase agreements totaling $45,137,000, collateralized by U.S. government and government agency obligations with a market value of approximately $44,959,000. At June 25, 2010, SWS held reverse repurchase agreements totaling $30,507,000, collateralized by U.S. government and government agency obligations with a market value of approximately $30,465,000.

GOODWILL

SWS performed its annual assessment of the fair value of goodwill during fiscal 2010 in June 2010, and based on the results of the assessment, SWS’s goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

There were no events in the first three months of fiscal 2011 that would trigger an interim assessment of the fair value of goodwill. SWS’s goodwill balance was $7,552,000 at September 24, 2010, of which $4,254,000 was in the clearing segment and $3,298,000 was in the institutional segment.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer its correspondent clients to the Company. This transaction closed in July 2006. Of the maximum agreed upon purchase price of $5,800,000, $2,382,000 was paid upon closing with the remainder paid on the one year anniversary of the closing date. SWS paid an additional $2,678,000 in July 2007 under the terms of the agreement. As a result of these transactions, the Company recorded a customer relationship intangible of $5,060,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $196,000 and $236,000 of amortization expense for the three-months ended September 24, 2010 and September 25, 2009, respectively. The net intangible asset of $595,000 is included in other assets on the consolidated statements of financial condition. SWS performed its annual analysis of the impairment of its intangible asset in June 2010 and based on its analysis, SWS’s intangible asset balance was not impaired. Nothing came to SWS’s attention in the three-months ended September 24, 2010 that would require SWS to reperform this analysis.

SHORT-TERM BORROWINGS

Brokerage. Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $300,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At September 24, 2010, the amount outstanding under these secured arrangements was $95,500,000, which was collateralized by securities held for firm accounts valued at $110,680,000 and securities held for correspondent accounts valued at $35,100,000. At June 25, 2010, the amount outstanding under these secured arrangements was $110,000,000, which was collateralized by securities held for firm accounts valued at $167,564,000.

SWS had $250,000 outstanding under unsecured letters of credit at September 24, 2010 and June 25, 2010, pledged to support its open positions with securities clearing organizations. The letters of credit bear a 1% commitment fee and are renewable semi-annually.

At June 25, 2010, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS that was dissolved in July 2004, in the amount $143,000. This letter of credit expired September 10, 2010.

SWS also had $500,000 outstanding under an unsecured letter of credit at September 24, 2010 and June 25, 2010, pledged to support its underwriting activities. The letter of credit bears a 1% commitment fee and is renewable annually at SWS’s option.

In addition to the broker loan lines, at September 24, 2010 and June 25, 2010, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At September 24, 2010, there was $10,000,000 outstanding on this line in addition to the $750,000 under unsecured letters of credit referenced above. At June 25, 2010, there were no amounts outstanding on this line, other than the $893,000 under unsecured letters of credit referenced above. At September 24, 2010 and June 25, 2010, the total amount available for borrowing was $9,250,000 and $19,107,000, respectively.

At September 24, 2010 and June 25, 2010, SWS had an irrevocable letter of credit agreement aggregating $49,000,000 and $55,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at September 24, 2010), if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $65,083,000 and $80,946,000 at September 24, 2010 and June 25, 2010, respectively.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50,000,000 committed revolving credit facility. The facility includes up to $15,000,000 in unsecured credit. The commitment fee is 37.5 basis points and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain tangible net worth of $150,000,000. As of September 24, 2010, there was $44,000,000 outstanding under the committed revolving credit facility, of which $15,000,000 was unsecured. The $29,000,000 of secured borrowings was collateralized by securities with a value of $52,815,000 at September 24, 2010.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities. At September 24, 2010, approximately $282,980,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $50,172,000 under securities loan agreements. At June 25, 2010, approximately $275,260,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $41,629,000 under securities loan agreements.

Banking. The Bank has an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The proceeds from the line of credit are used by the Bank to support short-term liquidity needs. At September 30, 2010 and June 30, 2010, there were no amounts outstanding on this line of credit.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Dallas Federal Reserve Bank. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 25 basis points. At September 30, 2010, the total amount available under this line was $109,639,000 and there was no amount outstanding as of that date.

During the three-months ended September 30, 2010, the Bank sold $5,193,000 of participations in certain loans subject to SBA guarantees with a total unpaid principal balance of $6,338,000. The guaranteed portion of these loans are subject to a 90-day recourse period related to the borrower’s timely payments, and sale accounting for the participations has been deferred until this recourse period has expired. As such, included in the Bank’s loan and short-term borrowing balances at September 30, 2010 are $5,193,000 of loans sold prior to September 30, 2010. The amounts sold represent the guaranteed portion of the SBA loans. The non-guaranteed portion of the loans was retained by the Bank. Additionally, loan origination fees of $491,000 received by the Bank related to the guaranteed portion of these loans will be deferred until the 90-day recourse period has expired, at which time this amount will be recognized as income.

DEPOSITS

Deposits at September 30, 2010 and June 30, 2010 are summarized as follows (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$68,053	4.6%	$80,590	5.4%
Interest bearing demand accounts	101,612	6.9	99,529	6.7
Savings accounts	1,207,444	81.5	1,197,659	80.5
Limited access money market accounts	37,908	2.6	37,929	2.5
Certificates of deposit, less than $100,000	35,041	2.4	38,861	2.6
Certificates of deposit, $100,000 and greater	30,428	2.0	34,236	2.3

	$1,480,486	100.0%	$1,488,804	100.0%

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

The weighted average interest rate on deposits was approximately 0.18% at September 30, 2010 and 0.25% at June 30, 2010.

At September 30, 2010, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$25,093	$3,715	$1,658	$1,315	$3,260	$35,041
Certificates of deposit, $100,000 and greater	21,233	2,777	2,416	1,361	2,641	30,428

	$46,326	$6,492	$4,074	$2,676	$5,901	$65,469

The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value) as these deposits are very liquid and can reprice immediately. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of certificates of deposit was $66,655,000 and $74,155,000 at September 30, 2010 and June 30, 2010, respectively. The fair value of other deposits was $1,415,169,000 and $1,415,528,000 at September 30, 2010 and June 30, 2010, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 24, 2010 and June 25, 2010 were $12,843,000 and $12,389,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At September 30, 2010 and June 30, 2010, advances from the Federal Home Loan Bank (“FHLB”) were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$10,133	$33,714
Due within two years	13,947	9,376
Due within five years	44,009	48,050
Due within seven years	4,322	6,274
Due within ten years	9,162	5,486
Due within twenty years	29,510	29,921

	$111,083	$132,821

At September 30, 2010 (calculated at June 30, 2010), the advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $621,000,000 of collateral value (as defined) in qualifying loans. At June 30, 2010 (calculated at March 31, 2010), the advances from the FHLB had interest rates from 1% to 7% and were collateralized by approximately $483,000,000 of collateral value in qualifying first mortgage loans.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

The fair value of advances from the FHLB is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings of similar remaining maturities. The fair value of advances from the FHLB was $127,467,000 and $146,560,000 at September 30, 2010 and June 30, 2010, respectively.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The Company’s broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 of the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 of the Exchange Act. At September 24, 2010, Southwest Securities had net capital of $105,380,000, or approximately 34.3% of aggregate debit balances, which was $99,227,000 in excess of its minimum net capital requirement of $6,153,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At September 24, 2010, Southwest Securities had net capital of $89,998,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Exchange Act Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At September 24, 2010, the net capital and excess net capital of SWS Financial was $881,000 and $631,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined ) and of Tier I (core) capital (as defined) to adjusted assets (as defined). Effective July 13, 2010, the Bank entered into an informal Memorandum of Understanding (“MOU”) with the OTS. The MOU provides that the Bank will maintain a Tier I (core) capital ratio of 8% (4% minimum regulatory requirement) and a total risk-based capital ratio of 12% (8% minimum regulatory requirement). See additional discussion in “Memorandum of Understanding with the Office of Thrift Supervision.” Management believes, as of September 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2010 and June 30, 2010, the Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I (core) capital ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		MOU Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2010:
Total risk-based capital	$160,842	12.6%	$101,944	8.0%	$127,430	10.0%	$152,916	12.0%
Tier I risk-based capital	144,914	11.4	50,972	4.0	76,458	6.0	101,944	8.0%
Tier I (core) capital	144,914	8.3	69,885	4.0	87,356	5.0	139,769	8.0%

June 30, 2010:
Total risk-based capital	$172,483	12.2%	$113,015	8.0%	$141,268	10.0%
Tier I risk-based capital	154,824	11.0	56,507	4.0	84,761	6.0
Tier I (core) capital	154,824	8.7	71,958	4.0	89,948	5.0

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

EARNINGS PER SHARE (“EPS”)

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows for the three-month periods ended September 24, 2010 and September 25, 2009 (in thousands, except share and per share amounts):

	Three-Months Ended
	September 24, 2010	September 25, 2009
Net income (loss)	$(20,748)	$3,085

Dividends on estimated forfeitures-restricted stock	2	3

Adjusted net income (loss)	$(20,746)	$3,088

Weighted average shares outstanding – basic(*)	32,519,228	27,470,045
Effect of dilutive securities:
Assumed exercise of stock options	—	62,898

Weighted average shares outstanding – diluted	32,519,228	27,532,943

Earnings per share – basic
Net income (loss)	$(0.64)	$0.11

Earnings per share – diluted
Net income (loss)	$(0.64)	$0.11

(*)	Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

At September 24, 2010, there were options to acquire approximately 287,000 shares of common stock outstanding under the 1996 Plan. At September 25, 2009, there were options to acquire 430,000 shares of common stock outstanding under the 1996 Plan and the SWS Group, Inc. 1997 Stock Option Plan. See “Employee Benefits.” As a result of the net loss in the three-months ended September 24, 2010, all options are anti-dilutive and are not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share. As of September 25, 2009, options to acquire 9,288 shares of common stock were anti-dilutive and were not included in the calculation of weighted average shares outstanding-diluted.

Dividends per share for the three-months ended September 24, 2010 and September 25, 2009 were $0.09.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases common stock under a plan approved by our Board of Directors. Currently, SWS has been authorized to repurchase 500,000 shares of common stock from time to time in the open market, expiring February 28, 2011. No shares were repurchased by SWS under this program during the three-months ended September 24, 2010 and September 25, 2009.

Additionally, the trustee under SWS’s deferred compensation plan periodically purchases common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan did not purchase shares in the three-months ended September 24, 2010. The plan purchased 15,099 shares in the three-months ended September 25, 2009, at a cost of approximately $228,000, or $15.09 per share. The plan distributed 927 shares in the three-months ended September 24, 2010.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

As a result, 18,095 shares were repurchased with a market value of approximately $131,000, or an average price of $7.22 per share, in the three-months ended September 24, 2010. In the three-months ended September 25, 2009, 19,500 shares were repurchased with a market value of $290,000, or an average of $14.90 per share.

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

•	Banking: The Bank offers traditional banking products and services and focuses on small business lending and short-term funding for mortgage bankers.

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

SWS’s segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how the Company manages its resources and assesses its performance. Management assesses performance based primarily on income before income taxes and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’s business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in Note 1, “Significant Accounting Policies,” to the Company’s audited consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended June 25, 2010;

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

The “other” category includes SWS Group, corporate administration and SWS Capital. SWS Capital is a dormant entity which holds approximately $25,000 of assets. SWS Group is a holding company that owns various investments, including USHS common stock.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

The following table presents the Company’s operations by the segments outlined above for the three-months ended September 24, 2010 and September 25, 2009:

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended September 24, 2010

Operating revenue	$3,800	$27,254	$38,103	$1,014	$339	$70,510
Net intersegment revenues	(188)	207	77	981	(1,077)	—
Net interest revenue	1,571	817	4,489	20,176	47	27,100
Net revenues	5,371	28,071	42,592	21,190	386	97,610
Operating expenses	4,878	27,754	27,498	59,188	8,569	127,887
Depreciation and amortization	214	244	145	616	629	1,848
Income (loss) before taxes	493	317	15,094	(37,998)	(8,183)	(30,277)
Assets(*)	346,654	190,274	2,151,393	1,755,030	27,617	4,470,968

Three-months ended September 25, 2009

Operating revenue	$3,682	$24,364	$45,119	$1,284	$999	$75,448
Net intersegment revenues	(233)	249	126	889	(1,031)	—
Net interest revenue	1,474	711	4,029	18,018	(227)	24,005
Net revenues	5,156	25,075	49,148	19,302	772	99,453
Operating expenses	10,844	26,072	31,322	16,334	9,904	94,476
Depreciation and amortization	244	268	136	605	439	1,692
Income (loss) before taxes	(5,688)	(997)	17,826	2,968	(9,132)	4,977
Assets(*)	355,677	175,007	2,067,033	1,599,097	26,618	4,223,432

(*)	Assets are reconciled to total assets as presented in the September 24, 2010 and September 25, 2009 consolidated statements of financial condition as follows (in thousands):

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

	September 24, 2010	September 25, 2009
Amount as presented above	$4,470,968	$4,223,432
Reconciling items:
Unallocated assets:
Cash	3,216	8,400
Receivables from brokers, dealers and clearing organizations	52,080	33,503
Receivable from clients, net of allowances	26,177	21,270
Other assets	17,953	29,191
Unallocated eliminations	(3,217)	(15,542)

Total assets	$4,567,177	$4,300,254

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

Venture Capital Funds. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of September 30, 2010, the Bank had invested $3,000,000 of its commitment.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. There were no potential liabilities due under outstanding underwriting arrangements at September 24, 2010.

Guarantees. As of September 30, 2010, the Bank had issued stand-by letters of credit. The maximum potential amount of future payments the Bank could be required to make under the letters of credit was $2,016,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become part of the fully collateralized loans with total repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

In the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

line of credit. As of September 30, 2010, the Bank had unfunded commitments of $124,939,000 relating to revolving lines of credit. In addition, as of September 30, 2010, the Bank had unfunded new loans in the amount of $37,159,000.

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

Southwest Securities is a member of multiple exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. SWS’s maximum potential liability under these arrangements cannot be quantified. However, the potential for SWS to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

ACCOUNTING PRONOUNCEMENTS

The FASB and the SEC have recently issued the following statements and interpretations, which are applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS or are not expected to have a material effect on our financial statements:

Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” In July, 2010, the FASB issued the ASU to enhance the disclosure requirements regarding receivables. The enhanced disclosures are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses. ASU 2010-20 is effective for the first interim or annual reporting period ending on or after December 15, 2010, which is the Company’s fiscal 2011 second quarter ending December 31, 2010. The Company is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements and processes.

AFFILIATE TRANSACTIONS

At June 30, 2010, two directors owned approximately 64% of the ownership interests of a local bank and one of SWS’s executive officers owned less than 1% of the ownership interests in this bank. The Bank sold loan participations with outstanding balances of $3,095,000 and $3,400,000 at September 30, 2010 and June 30, 2010, respectively, to this local bank. The affiliate and the Bank have participations in $1,404,000 of foreclosed property at both September 30, 2010 and June 30, 2010. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $47,000 and $32,000 for the three-months ended September 30, 2010 and 2009, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks. On July 31, 2010, certain assets of the affiliated bank, including the loan participations and foreclosed property, were sold to another affiliated company also owned by the two directors of the Company.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

MEMORANDUM OF UNDERSTANDING WITH THE OFFICE OF THRIFT SUPERVISION

Effective July 13, 2010, the Bank entered into an informal MOU with the OTS. The MOU provides among other things that the Bank will (i) maintain a Tier I (core) capital ratio of 8% and a total risk-based capital ratio of 12%; (ii) adopt a classified asset reduction plan; (iii) retain a third-party consulting firm to review loan classifications; (iv) restrict certain lending and (v) not declare or pay dividends without OTS approval. The MOU does not contain any monetary assessments or penalties. Management believes that it is instituting the appropriate plans to meet the requirements of the MOU; however, there is no certainty that the Bank can successfully execute on all of these requirements within the time frames noted in the MOU. If the Bank is unable to comply with the MOU, the OTS could take additional actions, including issuing formal enforcement actions.

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

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements” and “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on August 31, 2010.

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

Institutional. We serve institutional customers in the areas of securities borrowing and lending, public finance, municipal sales and underwriting, investment banking, fixed income sales and equity trading. Our securities lending business includes borrowing and lending securities for other broker/dealers, lending institutions, and our own clearing and retail operations. Generally, we earn net interest income based on the spread between the interest rate on cash or similar collateral we deposit and the interest rate paid on cash or similar collateral we receive. Our public finance and municipal sales and underwriting professionals assist public bodies in originating, syndicating and distributing securities of municipalities and political subdivisions. Our corporate finance professionals arrange and evaluate mergers and acquisitions, conduct private placements and participate in public offerings of securities with institutional and individual investors, assist clients with raising capital, and provide other consulting and advisory services.

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

Banking. We offer traditional banking products and services. We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes commercial lending, commercial real estate lending and small business lending. We originate the majority of our loans internally and we believe this business model helps us build more valuable relationships with our customers. Our mortgage purchase division purchases participations in newly originated residential loans from various mortgage bankers nationwide. Southwest Securities, FSB (the “Bank”) earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors.

The “other” category includes SWS Group, Inc. (“SWS Group”), corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”).

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past two years. As of September 24, 2010, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average (the “DJIA”) up 12%, the Standard & Poor’s 500 Index (“S&P 500”) up 10% and the NASDAQ Composite Index (“NASDAQ”) up 14%. The DJIA closed at 10,860.26 on September 24, 2010 up from 9,665.19 at September 25, 2009 and 10,143.81 at June 25, 2010. On the other hand, the average daily volume on the NYSE declined during the first three months of our fiscal 2011, decreasing 42% over the same period of our last fiscal year and 25% from the fourth quarter of our fiscal 2010. Despite the current positive direction in the equity markets, the volumes in the markets and economic uncertainty create a challenging operating environment. The national unemployment rate, which was approximately 9.6% at the end of September 2010, was down from a high of 10% at the end of December 2009 but remains at historically high levels. The Federal Reserve Board (“FRB”) reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and has not yet begun increasing rates. Most economists do not expect the federal funds rate will increase significantly during the remainder of our fiscal 2011.

The disruptions and developments in the general economy and the credit markets over the past two years have resulted in a range of actions by U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under the caption “Item 1. Business-Regulation” contained in our Form 10-K filed with the SEC on August 31, 2010.

While many economists believe the recession ended in June 2009, unemployment and tight credit markets continue to create an unstable economic environment, and there is no guarantee that conditions will not worsen again. Texas, which was largely insulated from severe job loss and real estate market deterioration, is now experiencing distress in commercial real estate values and unemployment. All of these factors have had an impact on our banking and brokerage operations.

Impact of Economic Environment

Brokerage. On the brokerage side of the business, volatility in the credit and mortgage markets, low interest rates and reduced volume in the stock markets continue to have an impact on several aspects of our business primarily related to valuation of securities, liquidity, and depressed net interest margins.

Valuation of Securities

At the end of the first quarter of fiscal 2011, we held $22.3 million of auction rate municipal bonds which represented one security and 19.4% of our municipal obligations portfolio at September 24, 2010. This security is an investment grade credit, was valued at 95.7% of par as of September 24, 2010 and was yielding less than 1% per year for the period. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance its debt when interest rates rise, there can be no certainty that this refinancing will occur. We believe valuation of this bond at 95.7% of par at September 24, 2010 reflects an appropriate discount for the current lack of liquidity in this investment.

Our customers also own $2.7 million in auction rate bonds as well as approximately $21.5 million in auction rate preferred securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

We trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. These securities are priced using a third-party pricing service and we review the price monthly to ensure reasonable valuation. At September 24, 2010, we held mortgage and asset-backed securities of approximately $53.0 million included in securities owned, at market value on the consolidated statements of financial condition.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. All but $50.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced reductions in our borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. All of these actions have had a negative impact on our liquidity. Should our lenders take additional similar actions, the cost of conducting our business will increase and our volume of business could be limited. To address this liquidity risk, on January 29, 2010, we entered into a $50.0 million committed credit facility with a national bank, with unsecured borrowing capability of $15.0 million. As of September 24, 2010, we have borrowed $44.0 million under this facility.

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

We have taken actions to mitigate the impact of the margin contraction by renegotiating arrangements with our clearing customers, changing the mix of our assets segregated for regulatory purposes and developing new business in our securities lending portfolio. Despite these actions, profits from net interest remain depressed.

Bank. The challenging economic environment continues to negatively impact the loan portfolio at the Bank. The first quarter of fiscal 2011 brought significant deterioration of asset quality, elevated loan loss provisioning, increasing charge-offs and more stringent regulatory oversight. The Bank entered into an informal Memorandum of Understanding (“MOU”) with the Office of Thrift Supervision (“OTS”) in July 2010. Even though the Bank has successfully complied with requirements of the MOU to date, the Bank’s continued asset quality deterioration and negative earnings could result in a formal enforcement action from the OTS.

Classified assets increased from $191.8 million at June 30, 2010 to $251.5 million at September 30, 2010, an increase of 31.1%. Included in the classified assets are non-performing assets which increased from $93.7 million, or 5.3% of assets at June 30, 2010, to $127.1 million, or 7.3% of assets at September 30, 2010. Classified assets as a percentage of total capital plus the allowance for loan losses increased to 127% at September 30, 2010 from 101% at June 30, 2010. Net charge-offs totaled $29.3 million for the three-months ended September 30, 2010, as compared to $6.0 million for the three-months ended June 30, 2010 and $2.6 million for the three-months ended September 30, 2009.

The impact of the asset quality deterioration is also evident in the allowance for loan loss as loan loss provision expense increased to $39.5 million in the first quarter of fiscal 2011 as compared to $10.7 million in the fourth quarter of fiscal 2010 and $4.8 million in the first quarter of fiscal 2010. The allowance at September 30, 2010, was $45.4 million, or 4.12% of loans held for investment, as compared to $35.1 million, or 3.0% of loans held for investment at June 30, 2010.

Management has implemented strategies to reduce the level of classified assets. In the first quarter of fiscal 2011, the Bank engaged a consultant to assist with an international marketing campaign to sell classified assets including performing loans, non-performing loans and real estate. The loans included in this marketing campaign were reclassified to held for sale, contributing $17.8 million to the provision for loan loss and reflecting these loans at the estimated net realizable value for an immediate sale. Cash sales of the assets included in this marketing campaign are expected to close during the second quarter of fiscal 2011. Management may consider additional marketing campaigns of this nature in future quarters.

In addition to the sale strategy noted above, the Bank has increased staffing in its special assets department with qualified professionals to aggressively address the reduction of classified assets. Management’s goal is to reduce the level of classified assets to capital from the current level of 127% to levels below 40%. The Bank is aggressively reviewing all available strategies to achieve this objective and expects that it will take several quarters to reach the 40% level.

Along with the reduction in classified assets, the Bank is also diligently working to reduce its exposure in commercial real estate, residential construction and land development loans. Concentration guidelines have been established to assist in managing this process.

The Bank has also retained the services of a consulting firm to perform loan review procedures to assist management in the early identification of potential problem loans. Management is developing internal staffing and resources to internalize this process.

Events and Transactions

Several material events and transactions impacted the company’s results of operations in the periods presented. A description of the transactions and the impact on our results are discussed below.

Increase in provision for loan losses. The provision for loan loss increased $34.8 million from the three-months ended September 30, 2009 to the three-months ended September 30, 2010, resulting in an allowance for loan loss of $45.4 million at September 30, 2010. See discussion in “Overview—Business Environment—Impact of Credit Markets—Bank.”

Write-off of $6.3 million for clearing. In the first quarter of fiscal 2010, we recorded a pre-tax loss of $6.3 million as a result of a clearing correspondent’s unauthorized short sale of more than 2 million shares of a stock. The short sale and the subsequent trades to cover the short position resulted in a $6.3 million receivable from the correspondent. We determined that collection of this receivable was doubtful and established an allowance for this receivable. The loss was recorded in other expenses on the consolidated statements of income and comprehensive income.

RESULTS OF OPERATIONS

Consolidated

Net loss for the three-month period ended September 24, 2010 was $20.7 million, a decrease of $23.8 million from net income of $3.1 million for the three-month period ended September 25, 2009. The three-month periods ended September 24, 2010 and September 25, 2009 both contained 63 trading days.

Southwest Securities was a custodian for $27.8 billion and $26.4 billion in total customer assets at September 24, 2010 and September 25, 2009, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month period ended September 24, 2010 compared to the three-month period ended September 25, 2009 (dollars in thousands):

	Three-Months Ended
	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(190)	(7)%
Commissions	(3,840)	(9)
Net interest	3,095	13
Investment banking, advisory and administrative fees	1,517	16
Net gains on principal transactions	(2,624)	(18)
Other	199	3

	$(1,843)	(2)%

Operating expenses:
Commissions and other employee compensation	$(3,023)	(5)%
Occupancy, equipment and computer service costs	103	1
Communications	(10)	—
Floor brokerage and clearing organization charges	3	—
Advertising and promotional	(351)	(35)
Provision for loan loss	34,756	731
Other	1,933	14

	$33,411	35%

Pre-tax income	$(35,254)	(708)%

Net revenues decreased for the first quarter of fiscal 2011 by $1.8 million as compared to the same period of fiscal 2010. The largest components of the decrease were in commissions and net gains on principal transactions. The $3.8 million decrease in commissions was due primarily to a $5.8 million decrease in commissions in the institutional segment, primarily in the taxable fixed income business, as a result of tighter spreads and reduced market volatility. This decrease was offset by an increase in commissions of $1.7 million in the retail segment, primarily at SWS Financial Services, Inc. (“SWS Financial”), due to an increase in production and the addition of six new advisors. The decrease in net gains on principal transactions was driven primarily by a decrease in taxable fixed income gains due to a reduction in market volatility from the same quarter of the prior fiscal year. These revenue declines were partially offset by a $3.1 million increase in net interest revenue and a $1.5 million increase in investment banking and advisory fees. The increase in net interest revenue was due primarily to an increase in the Bank’s average balance of loans in the mortgage warehouse business. The increase in investment banking and advisory fees was due to an increase the number of deals closed in our corporate finance business unit as well as in increase in Unit Investment Trust (“UIT”) underwritings in the taxable fixed income business.

Operating expenses increased $33.4 million for the three-months ended September 24, 2010 as compared to the same period of fiscal 2009. The largest increase was the provision for loan loss of $34.8 million and other expenses of $1.9 million. The increase for the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Credit Markets—Bank.” The increase in other expenses was due to: (i) an increase in the Bank’s REO provision of $5.9 million; (ii) a $969,000 increase in legal expenses; (iii) an $850,000 increase in outside services related to the review of the Bank’s loan files; (iv) a $138,000 increase in assessments from the OTS and Federal Deposit Insurance Fund (“DIF”); and (v) a $788,000 increase in real estate related expenses. These increases were offset by decreases in professional services of $354,000 and a $6.3 million loss incurred in the first quarter of fiscal 2010 on a correspondent’s short sale of securities.

Net Interest Income

We generate net interest income from our brokerage and banking segments. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the Federal Home Loan Bank (“FHLB”). Net interest income from our brokerage and banking segment were as follows for the three-month periods ended September 24, 2010 and September 25, 2009 (in thousands):

	Three-Months Ended
	September 24, 2010	September 25, 2009
Brokerage	$6,924	$5,987
Bank(1)	20,176	18,018

Net interest	$27,100	$24,005

(1)	The net interest reported for the Bank is for the periods ended September 30, 2010 and 2009.

For the three-months ended September 24, 2010 and September 25, 2009, net interest income from our brokerage entities accounted for approximately 7% and 6% of our net revenues, respectively.

Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended
	September 24, 2010	September 25, 2009
Daily average interest-earning assets:
Customer margin balances	$200,000	$152,000
Assets segregated for regulatory purposes	273,000	312,000
Stock borrowed	2,047,000	1,893,000

Daily average interest-bearing liabilities:
Customer funds on deposit, including short credits	360,000	380,000
Stock loaned	2,017,000	1,848,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the three-months ended September 24, 2010, income tax benefit (effective rate of 31.5%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to loss before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment and increases in the value of company-owned life insurance.

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward period available under the tax law. The Company’s deferred tax assets include $844,000 which reflects the benefit of capital losses associated with its investments in certain partnership assets. As of September 24, 2010, the Company did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses. Accordingly, the Company established a valuation allowance in the amount of $844,000.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009 (dollars in thousands):

	Three-Months Ended
	September 24, 2010	September 25, 2009	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$5,371	$5,156	$215	4%
Retail	28,071	25,075	2,996	12
Institutional	42,592	49,148	(6,556)	(13)
Banking	21,190	19,302	1,888	10
Other	386	772	(386)	(50)

Total	$97,610	$99,453	$(1,843)	(2)%

	Three-Months Ended
	September 24, 2010	September 25, 2009	Increase/ (Decrease)	% Change
Pre-tax income (loss):
Clearing	$493	$(5,688)	$6,181	109%
Retail	317	(997)	1,314	132
Institutional	15,094	17,826	(2,732)	(15)
Banking	(37,998)	2,968	(40,966)	>100
Other	(8,183)	(9,132)	949	10

Total	$(30,277)	$4,977	$(35,254)	(708)%

Clearing:

The following is a summary of the results for the clearing segment for the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009 (dollars in thousands):

	Three-Months Ended
	September 24, 2010	September 25, 2009	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,436	$2,625	$(189)	(7)%
Net interest	1,571	1,474	97	7
Other	1,364	1,057	307	29

Net revenues	5,371	5,156	215	4

Operating expenses	4,878	10,844	(5,966)	(55)

Pre-tax income (loss)	$493	$(5,688)	$6,181	109%

Daily average customer margin balance	$111,000	$90,000	$21,000	23%

Daily average customer funds on deposit	$229,000	$229,000	—	—

Customer deposits at the Bank	$706,000	$628,000	$78,000	12%

Total correspondent clearing customer assets under custody were $13.8 billion and $12.8 billion and September 24, 2010 and September 25, 2009, respectively.

The following table reflects the number of client transactions processed for the three-months ended September 24, 2010 and September 25, 2009 and the number of correspondents at the end of each three-month period.

	Three-Months Ended
	September 24, 2010	September 25, 2009
Tickets for high-volume trading firms	361,167	378,837
Tickets for general securities broker/dealers	206,188	219,763

Total tickets	567,355	598,600

Correspondents	172	183

In the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009, the clearing segment posted a decrease in clearing fee revenue of 7%, an increase in net revenue of 4% and an increase in pre-tax income of 109%.

For the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009, tickets processed for high-volume trading firms decreased 5% while tickets processed for general securities broker/dealers decreased by 6%. In addition, revenue per ticket decreased approximately 2% from $4.39 for the first quarter of fiscal 2010 to $4.29 for the first quarter of fiscal 2011. These decreases led to the 7% decrease in clearing fee revenue.

Net interest revenue in the clearing segment increased 7% for the three-months ended September 24, 2010 over the same period last fiscal year. Net interest increased due to an increase in the spread we earn on customer deposits and an increase in customer balances.

Other revenue, primarily made up of fees from money market funds, increased 29% for the three-months ended September 24, 2010 as compared to the same period last fiscal year. This increase was due to a 37% increase in the administrative fee income earned by the clearing segment from the money market providers. This fee income increased due to a slight increase in short-term interest rates resulting in an increase in our revenue sharing with various money market funds.

Operating expenses decreased for the three-months ended September 24, 2010 as compared to the same period last fiscal year primarily due to a decrease in other expenses of $5.9 million from the first quarter of fiscal 2010 as compared to the first quarter fiscal 2011. In the first quarter of fiscal 2010, a $6.3 million loss was incurred on a correspondent’s short sale of securities. This decrease was partially offset by a $172,000 increase in legal expenses and a $180,000 increase in operation and information technology expenses used by the clearing segment in the first quarter of fiscal 2011.

Retail:

The following is a summary of the results for the retail segment for the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009 (dollars in thousands):

	Three-Months Ended
	September 24, 2010	September 25, 2009	% Change
Private Client Group (“PCG”)
Commissions	$13,506	$13,574	(1)%
Advisory fees	1,274	1,302	(2)
Insurance products	1,265	923	37
Other	76	(27)	381
Net interest revenue	618	537	15

	16,739	16,309	3

Independent registered representatives (“SWS Financial”)
Commissions	7,515	5,783	30
Advisory fees	728	492	48
Insurance products	1,638	1,328	23
Other	251	189	33
Net interest revenue	199	178	12

	$10,331	$7,970	30%

	Three-Months Ended
	September 24, 2010	September 25, 2009	% Change
Other
Commissions	$89	$39	128%
Advisory fees	556	463	20
Insurance products	310	243	28
Other	46	54	(15)
Net interest revenue	—	(3)	—

	1,001	796	26

Total net revenues	28,071	25,075	12

Operating expenses	27,754	26,072	6

Pre-tax income (loss)	$317	$(997)	132%

Daily average customer margin balances	$74,000	$52,000	42%

Daily average customer funds on deposit	$115,000	$135,000	(15)%

Customer deposits at the Bank	$578,000	$516,000	12%

PCG representatives	199	227	(12)%

SWS Financial representatives	313	307	2%

Net revenues in the retail segment increased 12% for the three-months ended September 24, 2010 as compared to the same period last fiscal year due to an increase in commission revenue of $1.7 million and an increase in insurance product sales of $719,000. Commission revenue increased due primarily to an increase in production and the addition of six new advisors at SWS Financial. The insurance product sales increases were due to an increase in volume in both our PCG and SWS Financial businesses. Total customer assets were $13.3 billion at September 24, 2010 and $12.7 billon at September 25, 2009. Assets under management were $571 million at September 24, 2010 as compared to $533 million at September 25, 2009.

Operating expenses increased 6% for the three-months ended September 24, 2010 as compared to the same period last fiscal year. This increase was primarily due to an 11% increase in commission expense, the primary component of operating expenses in the retail segment.

Institutional:

The following is a summary of the results for the institutional segment for the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009 (dollars in thousands):

	Three-Months Ended
	September 24, 2010	September 25, 2009	% Change
Commissions
Taxable fixed income	$10,465	$16,247	(36)%
Municipal distribution	4,247	4,082	4
Portfolio trading	2,914	2,851	2
Other	3	5	(40)

	17,629	23,185	(24)

Investment banking fees	8,130	7,028	16
Net gains on principal transactions	12,170	14,657	(17)
Other	174	249	(30)
Net interest revenue
Stock Loan	3,534	3,975	(11)
Other	955	54	>100

Total	42,592	49,148	(13)

Operating expenses	27,498	31,322	(12)

Pre-tax income	$15,094	$17,826	(15)%

Taxable fixed income representatives	32	31	3%

Municipal distribution representatives	24	24	—

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment were as follows (in thousands):

	Three-Months Ended
	September 24, 2010	September 25, 2009
Daily average interest-earning assets:
Stock borrowed	$2,047,000	$1,893,000

Daily average interest-bearing liabilities:
Stock loaned	2,017,000	1,848,000

The following table sets forth the number and aggregate dollar amount of municipal new issue bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended September 24, 2010 and September 25, 2009:

	Three-Months Ended
	September 24, 2010	September 25, 2009
Number of Issues	193	164
Aggregate Amount of Offerings	$10,113,683,000	$20,088,547,000

Net revenues from the institutional segment decreased 13% while pre-tax income was down 15% in the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009. Decreased commissions in the institutional segment of $5.6 million for the three-months ended September 24, 2010 over the same period last fiscal year was due to tighter spreads and reduced volatility primarily in taxable fixed income. This decrease was partially offset by an increase in investment banking fees of $1.1 million. The increase in investment banking fees was due to increased UIT underwriting activity in the taxable fixed income business as well as increased fees generated from advisory services in the corporate finance business.

Net gains on principal transactions were down 17% in the three-months ended September 24, 2010 as compared to the same period last fiscal year. Taxable fixed income represented $2.7 million of this decrease. The decrease in taxable fixed income was due to market volatility and wider spreads in the prior fiscal year first quarter. This decrease was partially offset by a $397,000 increase from increased customer activity in the municipal fixed income business.

In the three-months ended September 24, 2010, net interest revenue in the institutional segment increased 11% over the same period of last fiscal year. The increase was due primarily to an increase in interest earned on our taxable inventories of $776,000. This increase was due to timing of the trades by our taxable fixed income department. This increase was offset by a decrease in our stock lending interest, largely due to a 10 basis point decrease in the spread. The institutional segment’s net interest is primarily generated from the company’s securities lending activities.

Operating expenses were down 12% for the three-months ended September 24, 2010 as compared to the same period last fiscal year primarily due to decreases in commission expense. The decrease in commission expense was due to the decrease in revenue produced by the institutional segment.

Banking:

The following is a summary of the results for the banking segment for the three-months ended September 30, 2010 and as compared to the three-months ended September 30, 2009 (dollars in thousands):

	Three-Months Ended
	September 30, 2010	September 30, 2009	% Change
Net interest revenue	$20,176	$18,018	12%
Other	1,014	1,284	(21)

Total net revenues	21,190	19,302	10
Operating expenses	59,188	16,334	262

Pre-tax income (loss)	$(37,998)	$2,968	>(100)%

In the three-months ended September 30, 2010 as compared to the three-months ended September 30, 2009, the Bank’s net revenues increased 10% but the Bank posted a pre-tax loss of $38.0 million down from $2.9 million of pre-tax income reported in the same period of the last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 20.7% of our consolidated net revenue for the three-months ended September 30, 2010 and 18.1% for the three-months ended September 30, 2009. The increase in net interest revenue at the Bank was due primarily to an 11% increase in the average balance of loans held for investment and sale from September 30, 2009 to September 30, 2010 despite a 23 basis points decrease in the average yield. In addition, the total average balance of the Bank’s investments increased $29.9 million in the three-months ended September 30, 2010 as compared to the same period of the prior fiscal year due to the Bank’s investment of excess liquidity in a portfolio of GNMA securities during the third quarter of fiscal 2010. Other revenue for the Bank decreased more than 21% for the three-months ended September 30, 2010 as compared to the same period last fiscal year. This decrease was primarily due to a $905,000 increase in the net loss on the sale of REO property and a $178,000 decrease in the loss on small business administration (“SBA”) loans sold offset by a $1.1 million gain on the sale of securities.

The Bank’s operating expenses were up 252% for the three-months ended September 30, 2010 over the same period last fiscal year. This increase was due primarily to a $34.8 million increase in the Bank’s loan loss provision and a $8.0 million increase in other expense consisting of the following: (i) a $5.9 million increase in the Bank’s REO loss provision; (ii) an $850,000 increase in outside services related to the review of the Bank’s loan files; (iii) a $788,000 increase in real estate related expenses; (iv) a $130,000 increase in loan and non-loan related legal expenses and (v) a $138,000 increase in assessments from the DIF and OTS. The increase in the Bank’s loan loss provision was due to continued deterioration in the real estate market and the Bank’s commercial real estate loan portfolio as well as the continuing uncertainty in the U.S. economy. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below. The earning at the Bank are expected to be volatile as we continue to have in-flows to our classified assets.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2010 and 2009 (dollars in thousands):

	Three-Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Assets:

Interest-earning assets:

Loans:
Residential – mortgage	$486,015	$7,455	6.1%	$339,426	$5,947	7.0%
Residential – construction	75,776	1,097	5.7	136,179	1,778	5.2
Commercial – real estate	640,623	8,264	5.1	590,460	8,351	5.6
Commercial – loans	201,843	2,855	5.6	148,696	2,198	5.9
Individual	4,569	90	7.8	4,686	87	7.4
Land	116,873	1,836	6.2	155,885	1,910	4.9
Money market	107	—	—	—	—	—
Federal funds sold	6,000	2	0.1	128,466	41	0.1
Interest bearing deposits in banks	5,201	—	—	18,091	1	—
Federal reserve funds	91,413	39	0.2	6,729	4	0.3
Investments – other	93,557	497	2.1	13,118	111	3.4

	$1,721,977	$22,135	5.1%	$1,541,736	$20,428	5.3%

Non-interest-earning assets:
Cash and due from banks	6,778			6,876
Other assets	52,929			44,362

	$1,781,684			$1,592,974

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$70,600	$283	1.6%	$70,943	$372	2.1%
Money market accounts	38,551	7	0.1	44,836	20	0.2
Interest-bearing demand accounts	99,879	38	0.2	85,365	45	0.2
Savings accounts	1,210,217	344	0.1	1,067,202	593	0.2
Federal Home Loan Bank advances	117,281	1,287	4.4	116,510	1,380	4.7
Federal funds purchased	65	—	—	—	—	—
Other financed borrowings	62	—	—	—	—	—

	1,536,655	1,959	0.5%	1,384,856	2,410	0.7%
Non-interest-bearing liabilities:

Non interest-bearing demand accounts	78,983			56,222
Other liabilities	7,351			8,554

	1,622,989			1,449,632
Stockholders’ equity	158,695			143,342

	$1,781,684			$1,592,974

Net interest income		$20,176			$18,018

Net yield on interest-earning assets			4.7%			4.6%

(*)	Loans fees included in interest income for the three-months ended September 30, 2010 and 2009 were $1,050 and $1,321, respectively.

Interest rate trends, changes in the U.S. economy and competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

Net interest margin for the three-months ended September 30, 2010 was flat from the same period last fiscal year.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	September 30, 2010 as compared to September 30, 2009
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Loans:
Real estate – mortgage	$1,508	$2,568	$(740)	$(320)
Real estate – construction	(681)	(789)	193	(85)
Commercial – real estate	(87)	709	(734)	(62)
Commercial – loans	657	786	(95)	(34)
Individual	3	(2)	5	—
Land	(74)	(478)	539	(135)
Money markets	—	—	—	—
Federal funds sold	(39)	(39)	—	—
Interest bearing deposits in banks	(1)	(1)	1	(1)
Federal reserve funds	35	55	(1)	(19)
Investments – other	386	(10)	(6)	402

	$1,707	$2,799	$(838)	$(254)

Interest expense:
Certificates of deposit	$(89)	$(2)	$(88)	$1
Money market accounts	(13)	(3)	(11)	1
Interest-bearing demand accounts	(7)	8	(13)	(2)
Savings accounts	(249)	80	(290)	(39)
Federal Home Loan Bank advances	(93)	(81)	(18)	6

	(451)	2	(420)	(33)

Net interest income	$2,158	$2,797	$(418)	$(221)

Other:

Pre-tax loss from the other category was $8.2 million for the three-months ended September 24, 2010 as compared to $9.1 million for the same period last fiscal year. The change was primarily due to a $1.8 million decrease in commissions expense and other employee compensation. This decrease was due to a decrease in the expense related to our deferred compensation plan and the amount of incentive compensation expense. The decrease in expenses was offset by a decrease in other revenue of $401,000 and an increase in other expense of $531,000. The decrease in other revenue was primarily due to a $356,000 decrease in income from our deferred compensation plan. The increase in other expense was due to an increase in legal expenses of $350,000 and an increase in operating expenses of $352,000, offset by a decrease in professional services of $201,000.

FINANCIAL CONDITION

Investments

The reported value of the Bank’s investment portfolio at September 30, 2010 and June 30, 2010 are summarized as follows (in thousands):

	September 30, 2010	June 30, 2010
Government-sponsored enterprises	$86,999	$87,685
States of the U.S. and political subdivisions	265	6,265

	$87,264	$93,950

Loans and Allowance for Probable Loan Losses

The Bank grants loans to customers primarily within Texas and New Mexico. In the ordinary course of business, the Bank also purchases loans which have been originated in various areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions in Texas and New Mexico. Substantially all of the Bank’s loans are collateralized with real estate.

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

As a result of continued asset quality deterioration in the first quarter of fiscal 2011, management determined that it would be appropriate to increase the allowance for the classified assets in the allowance calculation. This was achieved by segregating the classified assets into a separate category and applying a distressed historical loss weighting in addition to the normal loss ratio for each loan type. This resulted in a $13.6 million allowance attributable to criticized and classified loans.

The historical loss ratios are adjusted by an analysis of our real estate market deterioration, derived from industry data related to the markets we serve, as well as information from our bank-specific losses related to real estate transactions. We also revise the historic loss ratios upward for concentrations of capital greater than 100% for the product types defined above. At September 30, 2010, our most significant concentration was in commercial real estate. Lastly, we adjust the loss ratios based on growth in the product types. Consideration of these factors resulted in an upward adjustment of our historical loss ratios over the past year. Our calculation also includes specific allocations arising from our loan impairment analysis.

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At September 30, 2010, the Bank had $8.8 million in junior lien mortgages. These loans represented less than 1% of total loans at September 30, 2010. At September 30, 2010, the Bank did not have any exposure to sub-prime loans and loans with initial teaser rates. At September 30, 2010, the Bank had $13.7 million of single family interest only loans.

At September 30, 2010, the Bank’s loan portfolio included a total of $36 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by OTS regulation and range from 75%-90% depending on the type of loan. At September 30, 2010, approximately 26% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at September 30, 2010, the Bank had seven loans with high loan-to-value ratios that were deemed impaired. The impairment analysis on these loans resulted in a partial charge-off of $28,000 on three loans and no impairment allocation or loss on the remaining four loans. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At September 30, 2010, the Bank’s high loan-to-value ratio loans represented 21% of total capital.

We obtain appraisals on real estate loans at the time of origination from third party appraisers approved by the Bank’s board of directors. We may also obtain additional appraisals when the borrower’s performance indicates it may default. After a loan default and foreclosure, we obtain new appraisals to determine the fair value of the foreclosed asset. We obtain updated appraisals on foreclosed properties on an annual basis until we sell the property.

Management reviews the loan loss computation methodology on a quarterly basis to determine if the factors used in the calculation are appropriate. Because our problem loans and losses are concentrated in real estate-related loans, we pay particular attention to real estate market deterioration and the concentration of capital in our real estate-related loans. Improvement or additional deterioration in the residential and commercial real estate market may have an impact on these factors in future quarters. To the extent we underestimate the impact of these risks, our allowance account could be materially understated.

Loans receivable at September 30, 2010 and June 30, 2010 are summarized as follows (in thousands):

	September 30, 2010	June 30, 2010
Residential
Mortgage loans held for sale	$243,796	$424,055
Mortgage 1-4 first liens	136,367	143,755
Mortgage 1-4 junior liens	8,839	9,040

	389,002	576,850

Construction
Residential construction	61,248	80,463
Multi-family construction	8,962	7,595
Commercial construction	45,080	40,495

	115,290	128,553

Lot and land development
Residential land	73,293	84,669
Commercial land	33,367	36,414

	$106,660	$121,083

	September 30, 2010	June 30, 2010
Commercial real estate	$447,103	$514,930
Multi-family	72,741	75,408
Commercial loans	209,081	191,745
Consumer loans	4,399	4,692
Loans held for immediate sale:
Commercial real estate	40,588	—
Commercial loans	631	—
Mortgage 1-4	4,087	—
Residential construction	1,960	—
Multi-family	1,974	—

	49,240	—

	1,393,516	1,613,261
Allowance for probable loan loss	(45,389)	(35,141)

	$1,348,127	$1,578,120

The following table shows the scheduled maturities of certain loans categories at September 30, 2010 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year	1-5	Over 5
	or less	years	Years	Total
Commercial real estate and multi-family	$78,687	$261,256	$179,902	$519,845
Commercial loans	109,742	75,701	23,638	209,081
Construction loans	67,260	22,582	25,448	115,290

Total	$255,689	$359,539	$228,988	$844,216

Amount of loans based upon:
Floating or adjustable interest rates	$244,560	$284,761	$165,472	$694,793
Fixed interest rates	11,129	74,778	63,516	149,423

Total	$255,689	$359,539	$228,988	$844,216

We maintain an internally classified loan list that helps us assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans on this list are classified as substandard, doubtful or loss based on the probability of repayment, collateral valuation and related collectability. This list is used to identify loans that are considered non-performing.

We classify loans as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which non-performing loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, we reverse previously accrued and uncollected interest against interest income. We recognize interest income on non-accrual loans to the extent we receive cash payments for the loans with respect to which ultimate full collections is likely. For loans where ultimate collection is not likely, we apply interest payments to the outstanding principal and we recognize income only if full payment is made. Potential problem loans are substandard loans that are performing but where information known by management indicates that the borrower may be unable to comply with the present terms.

Non-performing assets and potential problem loans as of September 30, 2010 and June 30, 2010 are as follows (dollars in thousands):

	September 30, 2010	June 30, 2010
Loans accounted for on a non-accrual basis
1-4 family	$11,956	$6,065
Lot and land development	11,943	8,776
Multi-family	18,525	2,394
Residential construction	2,962	3,809
Commercial real estate	28,232	16,911
Commercial loans	1,439	462
Consumer loans	174	11

	$75,231	$38,428

Non-performing loans as a percentage of total loans	5.4%	2.4%

Loans past due 90 days or more, not included above
1-4 family	50	29

	$50	$29

REO
1-4 family	$1,744	$5,862
Lot and land development	21,344	19,565
Residential construction	6,917	7,673
Commercial real estate	8,739	11,150
Commercial loans	447	612

	$39,191	$44,862
Other repossessed assets (“ORA”)	1,293	1,332
Troubled debt restructuring	11,289	9,009

Non-performing assets	$127,054	$93,660

Non-performing assets as a percentage of total assets	7.3%	5.3%

Current classified loans	$124,444	$98,096

Total classified assets	$251,498	$191,756

Bank management has hired and is allocating additional resources to manage the growth in REO and non-performing assets. Management is preparing an asset-by-asset plan for these asset categories to reduce these loans and properties expeditiously. Specifically, the Bank is currently conducting an auction of classified assets of $68.9 million. This strategy included the engagement of a consultant to assist in the disposition of certain classified assets through a national and international marketing campaign. Early indications are favorable for successful implementation of this strategy. Management’s focus on the continued reduction of these asset classes may have a material impact on future results of operations.

Total classified assets (non-performing assets plus potential problem loans) to Bank capital plus allowance for loan loss was 127% at September 30, 2010. Bank management is focused on expeditiously reducing this ratio through the disposal of these assets. Depending on the disposal methodology, the Bank may be required to record additional write-downs to the fair values of these assets. Management estimates that losses on the ultimate disposal of these assets could range from 0% to 50% of the recorded value. Additionally, as the sluggish economic environment continues, additional assets are expected to migrate to classified status. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three-month periods ended September 30, 2010 and 2009 as follows (dollars in thousands):

	Three-Months Ended September 30,
	2010	2009
Balance at beginning of period	$44,862	$25,301

Foreclosures	11,958	15,764
Sales	(10,386)	(9,276)
Write-downs	(7,449)	(1,513)
Other	206	21

Balance at end of period	$39,191	$30,297

The following table presents non-performing assets as of September 30, 2010 by year of origination (in thousands):

Year Originated	Non-Performing Loans	REO	ORA	Troubled Debt Restructuring	Total
Fiscal 2006 or prior	$7,106	$10,981	$—	$7,726	$25,813
Fiscal 2007	11,808	5,182	1,181	2,051	20,222
Fiscal 2008	38,099	17,467	—	418	55,984
Fiscal 2009	15,675	5,318	112	791	21,896
Fiscal 2010	2,593	243	—	303	3,139
Fiscal 2011	—	—	—	—	—

Total	$75,281	$39,191	$1,293	$11,289	$127,054

An analysis of the allowance for probable loan losses for the three-month periods ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	Three-Months Ended September 30,
	2010	2009
Balance at beginning of period	$35,141	$14,731
Charge-offs:
Construction	(1,612)	(968)
Lot and land development	(2,204)	(945)
Residential mortgage	(3,156)	(3)
Commercial real estate	(20,487)	(651)
Multi-family	(528)	—
Commercial loans	(1,542)	(53)
Consumer loans	—	(12)

Total charge-offs	$(29,529)	$(2,632)

	Three-Months Ended September 30,
	2010	2009
Recoveries:
Construction	$125	$—
Lot and land development	87	—
Residential mortgage	10	—
Commercial real estate	10	—
Commercial loans	33	20
Consumer loans	1	1

Total recoveries	266	21

Net charge-offs	(29,263)	(2,611)
Additions charged to operations	39,511	4,755

Balance at end of period	$45,389	$16,875

Ratio of net charge-offs during the period to average loans outstanding during the period	1.92%	0.19%

The increase in the allowance from September 30, 2009 to September 30, 2010 reflects the reclassification of $49.2 million in loans to held for sale from held for investments. Additionally, other factors contributing to the increase were the continued deterioration in the real estate market in North Texas as well as the continued uncertainty in the U.S. economy. We believed it was appropriate to use the top range of our loan loss calculation to adequately reflect current market conditions.

With the continued challenging economic environment and high unemployment, the Bank frequently reviews and updates its processes and procedures surrounding extension of credit, allowance for loan loss computation and internal asset review and classification. Changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction. The Bank currently requires more extensive documentation and data than it did in prior years in order to classify existing loans as performing loans. The Bank is also updating appraisals more frequently, even on performing loans, and such appraisals serve as an early indicator of loan deterioration. These actions led to increases in non-performing assets and the loan loss allowance in fiscal 2010 and have continued to lead to increases in non-performing assets and the loan loss allowance during the first quarter of fiscal 2011.

As a result of the current economic environment, the Bank has significantly limited the growth of its loan portfolio in the first quarter of fiscal 2011 in order to allocate the time, resources and capital necessary to support the existing loan portfolio.

The allowance for probable loan losses is applicable to the following types of loans as of September 30, 2010 and June 30, 2010 (dollars in thousands):

	September 30, 2010			June 30, 2010
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss
Construction	$2,463	8.3%	5.4%	$3,362	8.0%	9.6%
Lot and land development	6,136	7.8	13.5	4,808	7.5	13.7
Residential mortgage	5,387	28.2	11.9	3,542	35.8	10.1
Commercial real estate	24,055	35.0	53.0	19,733	31.9	56.2
Multi-family	2,234	5.4	4.9	812	4.6	2.3
Commercial loans	5,091	15.0	11.2	2,853	11.9	8.1
Consumer loans	23	0.3	0.1	31	0.3	—

	$45,389	100.0%	100.0%	$35,141	100.0%	100.0%

At September 30, 2010, approximately 54% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 35% of its total loan portfolio. Because commercial loans tend to be individually larger than residential loans, deterioration in this portfolio leads to more volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three-months ended September 30, 2010 can be found in the discussion of the banking segment’s net interest income under the caption “Results of Operations-Segment-Banking.”

The Bank had $30.4 million and $34.2 million of certificates of deposit of $100,000 or greater at September 30, 2010 and June 30, 2010, respectively. The Bank is funded primarily by deposits from SWS’s brokerage customers. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes short-and long-term FHLB borrowings to match long-term fixed rate loan funding. At September 30, 2010, the Bank had $1,292.3 million in funds on deposit from customers of Southwest Securities, representing approximately 81% of the Bank’s total deposits and $111.1 million of FHLB borrowings. Core deposits have reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit.

Short Term Borrowings and Advances from Federal Home Loan Bank

The table below presents short term borrowings and advances from the FHLB which were due within one year during the three-month periods ended September 30, 2010 and 2009 (dollars in thousands):

	Three-Months Ended September 30,
	2010		2009
	Amount	Interest Rate	Amount	Interest Rate
At end of period	$10,133	5.0%	$5,174	5.0%
Average balance during period	17,704	2.9%	5,389	5.0%
Maximum balance during period	79,570	—	5,566	—

LIQUIDITY AND CAPITAL RESOURCES

Secondary Offering

On October 16, 2009, we filed a shelf registration statement with the SEC providing for the sale of $150.0 million of our securities. On December 9, 2009, the company closed a public offering of 4,347,827 shares of its common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase 652,174 additional shares of our common stock to cover over-allotments. We generated net proceeds, after deducting underwriting discounts and commissions, of approximately $54.3 million from these offerings. We invested $47.5 million of the net proceeds as a $27.5 million capital contribution to the Bank and a $20.0 million capital contribution to Southwest Securities. The remaining funds have been used by us for general corporate purposes.

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts that represent amounts that are necessary, in the judgment of management, to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs. Management believes that the brokerage business’ present liquidity position is adequate to meet its needs over the next twelve months.

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $300 million. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At September 24, 2010, the amount outstanding under these secured arrangements was $95.5 million, which was collateralized by securities held for firm accounts valued at $110.9 million and securities held for correspondent accounts valued at $35.1 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under “Risk Factors” in our Form 10-K filed with the SEC on August 31, 2010.

At September 24, 2010, we had $250,000 outstanding under unsecured letters of credit pledged to support our open positions with securities clearing organizations. These letters have a 1% commitment fee and are renewable semi-annually at our option.

At September 24, 2010, we had $500,000 under an outstanding unsecured letter of credit pledged to support our underwriting activities. This letter bears a 1% commitment fee and is renewable annually at our option.

We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At September 24, 2010, there was $10.0 million outstanding on this line in addition to the $750,000 under unsecured letters of credit referenced above. At September 24, 2010, we had $9.3 million available for borrowing under this line of credit.

At September 24, 2010, we had an irrevocable letter of credit agreement aggregating $49.0 million pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at September 24, 2010), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $65.1 million at September 24, 2010.

On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50.0 million committed revolving credit facility. The facility includes up to $15.0 million in unsecured credit. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement requires Southwest Securities to maintain tangible net worth of $150.0 million. As of September 24, 2010, there was $44.0 million outstanding under the committed revolving credit facility, of which $15.0 million of the total amount outstanding was unsecured. The $29.0 million of secured borrowings was collateralized by securities with a value of $52.8 million at September 24, 2010.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of broker/dealer subsidiaries’ net assets that may be distributed to the parent of the broker/dealer is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See “Regulatory Capital Requirements” in the Notes to the Consolidated Financial Statements contained in this report.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, federal funds sold to correspondent banks and vault cash. At September 30, 2010, the Bank had net borrowing capacity with the FHLB of $512.0 million. In addition, at September 30, 2010, the Bank had a $30.0 million federal funds agreement and the ability to borrow up to $109.6 million in funds from the Dallas Federal Reserve Bank, each of which is described below.

The Bank has an agreement with an unaffiliated bank for a $30.0 million unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank is not obligated by this agreement to sell federal funds to the Bank. The agreement is used by the Bank to support short-term liquidity needs. At September 30, 2010, there were no amounts outstanding under this line of credit.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Dallas Federal Reserve Bank. This line of credit is secured by the Bank’s commercial loan portfolio.

This line is due on demand and bears interest at a rate 25 basis points over the federal funds target rate. This line is used to support short-term liquidity needs, and at September 30, 2010, the Bank had $109.6 million available for borrowing and no amount outstanding.

During the three-months ended September 30, 2010, the Bank sold $5.2 million of participations in certain loans subject to SBA guarantees with a total unpaid principal balance of $6.3 million. The guaranteed portion of these loans are subject to a 90-day recourse period related to the borrower’s timely payments, and sale accounting for the participations has been deferred until this recourse period has expired. As such, included in the Bank’s loan and short-term borrowing balances at September 30, 2010 are $5.2 million of loans sold prior to September 30, 2010. The amounts sold represent the guaranteed portion of the SBA loans. The non-guaranteed portion of the loans was retained by the Bank. Additionally, loan origination fees of $491,000 received by the Bank related to the guaranteed portion of these loans will be deferred until the 90-day recourse period has expired, at which time this amount will be recognized as income.

Management believes that the Bank’s current assets and available liquidity are adequate to meet its current and future liquidity needs over the next twelve months.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At September 30, 2010, $1.3 billion of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). Effective July 31, 2010, the Bank entered into a MOU with the OTS. The MOU provides that that Bank will maintain a Tier I (core) capital ratio of 8% and a total risk based capital ratio of 12%. The OTS may require the Bank to apply another measure of risk-weight or capital ratio that the OTS deems appropriate.

The Bank has historically met all the capital adequacy requirements to which it is subject and as of September 30, 2010, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I (core) capital ratios. Should the Bank not meet these minimums or should the OTS determine that the levels in excess of the minimum are necessary, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) could be applicable.

SWS Group injected $23.0 million of capital in the Bank during the first quarter of fiscal 2011. This injection allowed the Bank to meet its capital requirements and improved the Bank’s capital position.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 24 of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 25, 2010.

Cash Flow

Net cash provided by operating activities was $172.0 million and $10.8 million for the three-months ended September 24, 2010 and September 25, 2009, respectively. The increase from fiscal 2010 to fiscal 2011 in net cash provided by operating activities was primarily due to the decrease in the Bank’s investment in purchased mortgage loans held for sale.

Net cash provided by investing activities for the three-months ended September 24, 2010 was $15.4 million and net cash used in investing activities for the three-months ended September 25, 2009 was $28.4 million. The primary reason for the increase in cash provided by investing activities was a $37.2 million decrease in the net amount invested in loans at the Bank, as well as the receipt of $7.1 million from the sale of investments and $2.1 million from cash received on investments at the Bank.

Net cash provided by financing activities totaled $12.5 million for the three-month period ended September 24, 2010 as compared to $64.1 million in the same period of fiscal 2010. The primary reason for the decrease in the cash provided by financing activities was a decrease in deposits at the Bank.

We expect that cash flows provided by operating activities, as well as short-term borrowings will be the primary source of working capital for the next twelve months.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2009, the Board of Directors of SWS Group approved a plan authorizing the company to purchase up to 500,000 shares of its common stock from time to time in the open market for an 18-month time period ending on February 28, 2011. During the first three-months of fiscal 2011, no shares were purchased under this program.

On November 27, 2009, the stockholders of the SWS Group voted to increase the authorized number of shares of common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares. The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During the three-months ended September 24, 2010, the plan did not purchase shares of our common stock and 927 shares were distributed pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in the three-months ended September 24, 2010, we purchased 18,095 shares of common stock with a market value of $130,655, or an average of $7.22 per share, to cover tax liabilities.

RISK MANAGEMENT

We manage risk exposure through the involvement of various levels of management. We establish, maintain and regularly monitor maximum positions by industry and issuer in both trading and inventory accounts. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “GAP”, and maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counterparty risk through the use of credit information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

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

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending. The Bank has developed and is enhancing its policies and procedures to provide a process for managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking, and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within Texas and New Mexico. The Bank also purchases loans which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions in Texas and New Mexico. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	8.62%
+200	4.93%
+100	1.13%
0	0%
-50	-5.13%
-100	-10.21%

The following GAP analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2010 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans	$1,166,003	$32,823	$52,821	$141,869
Securities and FHLB stock	8,276	—	—	78,988
Interest bearing deposits	212,149	—	—	—

Total earning assets	1,386,428	32,823	52,821	220,857

Interest bearing liabilities:
Transaction accounts and savings	1,346,964	—	—	—
Certificates of deposit	27,545	18,780	10,566	8,578
Borrowings	14,626	1,191	33,017	67,933

Total interest bearing liabilities	1,389,135	19,971	43,583	76,511

GAP	$(2,707)	$12,852	$9,238	$144,346

Cumulative GAP	$(2,707)	$10,145	$19,383	$163,729

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at market value” net of “Securities sold, not yet purchased, at market value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at September 24, 2010 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$743	$19,438	$25,789	$46,843	$92,813
Auction rate municipal bonds	22,298	—	—	—	22,298
U.S. government and government agency obligations	5,098	(16,989)	3,627	(254)	(8,518)
Corporate obligations	1,274	9,960	13,811	26,617	51,662

Total debt securities	29,413	12,409	43,227	73,206	158,255
Corporate equity	—	—	—	12,196	12,196
Other	14,568	—	—	—	14,568

	$43,981	$12,409	$43,227	$85,402	$185,019

Assets segregated for regulatory purposes	$—	$62,120	$—	$—	$62,120

Weighted average yield
Municipal obligations	2.1%	1.5%	2.8%	5.2%	3.7%
Auction rate municipal bonds	0.7%	—	—	—	0.7%
U.S. government and government agency obligations	0.1%	0.9%	3.0%	4.2%	1.9%
Corporate obligations	9.3%	3.3%	4.4%	6.3%	4.7%

Assets segregated for regulatory purposes	—	0.6%	—	—	0.6%

Available-for-sale securities, at fair value
Securities available for sale	$1,127	$—	$—	$—	$1,127

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates (primarily related to loan loss reserves and other contingency estimates) have not changed materially since June 25, 2010. See our annual report on Form 10-K for the fiscal year then ended.

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

•	the interest rate environment;

•	the volume of trading in securities;

•	the liquidity in capital markets;

•	the volatility and general level of securities prices and interest rates;

•	the ability to meet regulatory capital requirements administered by federal agencies, including without limitation, those established by the MOU with the OTS;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in Texas and New Mexico and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions, especially in Texas and New Mexico and investor sentiment and confidence;

•	the ability of the Bank’s borrowers to meet their contractual obligations;

•	the value of collateral securing the Bank’s loans;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	the ability to attract and retain key personnel; and

•	the availability of credit lines.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation or other contingencies.

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

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of September 24, 2010. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 24, 2010, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three-months ended September 24, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the general course of our brokerage business and the business of clearing for other brokerage firms, we have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violations of various federal and state securities laws, including, specifically, certain Municipal Securities Rulemaking Board violations, an examination of political contributions and the use of consultants in connection with the firm’s municipal securities business. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in any material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended June 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 24, 2010 of our equity securities registered pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
06/26/10 to 07/30/10	—	—	—	500,000
07/31/10 to 08/27/10	18,095	$7.22	—	500,000
08/28/10 to 09/24/10	—	—	—	500,000

	18,095	$7.22	—

(1)

All of the 18,095 shares of common stock repurchased during the three-month period ended September 24, 2010 were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)

On August 20, 2009, the Board of Directors approved and announced a plan authorizing the company to repurchase up to 500,000 shares of its common stock from time to time in the open market for an 18-month period beginning August 20, 2009 and ending February 28, 2011.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

November 3, 2010	/s/ JAMES H. ROSS
Date	(Signature)
James H. Ross
Director and Chief Executive Officer
(Principal Executive Officer)

November 3, 2010	/S/ STACY M. HODGES
Date	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
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