Form 10-Q
period 2010-12-31
SWS GROUP INC
filed 2011-02-09
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 4, 2011, there were 32,548,434 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and June 25, 2010

(In thousands, except par values and share amounts)

	December	June
	(Unaudited)
Assets
Cash and cash equivalents	$243,375	$27,190
Assets segregated for regulatory purposes	254,134	284,827
Receivable from brokers, dealers and clearing organizations	1,929,588	1,889,400
Receivable from clients, net	237,693	216,574
Loans held for sale	172,747	424,055
Loans, net	980,746	1,154,065
Securities owned, at market value	229,805	245,587
Securities held to maturity	265	87,140
Securities purchased under agreements to resell	30,600	30,507
Goodwill	7,552	7,552
Securities available for sale	44,580	1,388
Other assets	161,883	162,406

	$4,292,968	$4,530,691

Liabilities and Stockholders’ Equity
Short-term borrowings	$200,300	$110,000
Payable to brokers, dealers and clearing organizations	1,789,228	1,819,995
Payable to clients	394,568	420,672
Deposits	1,272,364	1,488,804
Securities sold under agreements to repurchase	2,513	12,389
Securities sold, not yet purchased, at market value	79,583	67,594
Drafts payable	29,033	27,346
Advances from Federal Home Loan Bank	105,438	132,821
Other liabilities	60,344	67,676

	3,933,371	4,147,297
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,282,342 shares at December 31, 2010; issued 33,312,140 and outstanding 32,342,190 shares at June 25, 2010	3,331	3,331
Additional paid-in capital	326,442	326,462
Retained earnings	37,584	61,893
Accumulated other comprehensive income – unrealized holding loss, net of tax of $311 at December 31, 2010 and $81 at June 25, 2010	747	304
Deferred compensation, net	3,436	3,176
Treasury stock (1,029,798 shares at December 31, 2010 and 969,950 shares at June 25, 2009, at cost)	(11,943)	(11,772)

Total stockholders’ equity	359,597	383,394
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,292,968	$4,530,691

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

For the three and six-months ended December 31, 2010 and 2009

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Revenues:
Net revenues from clearing operations	$2,824	$2,730	$5,260	$5,356
Commissions	38,323	42,152	77,095	84,764
Interest	36,734	40,736	75,574	82,173
Investment banking, advisory and administrative fees	13,479	9,018	24,266	18,288
Net gains on principal transactions	7,647	9,656	19,842	24,475
Other	3,226	5,235	9,546	11,356

Total revenue	102,233	109,527	211,583	226,412
Interest expense	11,890	14,350	23,630	31,782

Net revenues	90,343	95,177	187,953	194,630

Non-interest expenses:
Commissions and other employee compensation	57,040	59,802	116,043	121,828
Occupancy, equipment and computer service costs	8,452	8,699	16,945	17,089
Communications	3,319	3,307	6,557	6,555
Floor brokerage and clearing organization charges	1,222	972	2,184	1,931
Advertising and promotional	701	1,170	1,355	2,175
Provision for loan loss	6,729	4,665	46,240	9,420
Other	13,594	7,607	29,620	21,700

Total non-interest expenses	91,057	86,222	218,944	180,698

Income (loss) before income tax expense (benefit)	(714)	8,955	(30,991)	13,932
Income tax expense (benefit)	(384)	3,088	(9,913)	4,980

Net income (loss)	(330)	5,867	(21,078)	8,952
Net gain/(loss) recognized in other comprehensive income (loss), net of tax of $251 and $7 for the three-months ended December 31, 2010 and 2009, respectively and $231 and $7 for the six-months ended December 31, 2010 and 2009, respectively.	509	23	443	(23)

Comprehensive income (loss)	$179	$5,890	$(20,635)	$8,929

Earnings per share – basic
Net income (loss)	$(0.01)	$0.21	$(0.65)	$0.32

Weighted average shares outstanding – basic	32,284,271	28,672,282	32,303,390	28,094,256

Earnings per share – diluted
Net income (loss)	$(0.01)	$0.21	$(0.65)	$0.32

Weighted average shares outstanding – diluted	32,284,271	28,725,022	32,303,390	28,151,941

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended December 31, 2010 and 2009

(In thousands)

(Unaudited)

	For the Six-Months Ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(21,078)	$8,952
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,681	3,462
Amortization of premiums/discounts on loans purchased	(67)	(108)
Amortization of premiums /discounts on investment securities	146	(14)
Provision for loan loss/doubtful accounts and write downs on real estate owned properties	58,189	11,822
Deferred income tax benefit	(4,288)	(674)
Allowance for deferred tax asset	844	—
Deferred compensation for deferred compensation plan and restricted stock plan	2,522	3,309
Loss (gain) on sale of loans	513	(564)
Loss on disposition/sale of fixed asset transaction	6	10
Loss on sale of real estate	1,988	484
Gain on the sale of investment securities	(21)	—
Gain on issuer’s redemption of investment securities	(1,078)	—
Equity in (earnings) losses of unconsolidated ventures	323	(713)
Gain on the sale of securities available for sale	—	(16)
Dividend received on investment in Federal Home Loan Bank stock	(13)	(6)
Shortfall for taxes on vesting of restricted stock	310	120
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	30,693	7,786
Net change in broker, dealer and clearing organization accounts	(70,955)	(75,385)
Net change in client accounts	(47,628)	17,374
Net change in loans held for sale	261,388	(77,855)
Decrease in securities owned	15,782	25,804
Increase in securities purchased under agreements to resell	(93)	(1,029)
Increase in other assets	(6,613)	(12,981)
Increase in drafts payable	1,687	1,030
Increase in securities sold, not yet purchased	11,989	(9,872)
Decrease in other liabilities	(9,733)	(17,494)

Net cash provided by (used in) operating activities	228,494	(116,558)

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned properties	(1,962)	(4,422)
Proceeds from fixed asset transactions	—	17
Proceeds from the sale of real estate	30,096	14,509
Proceeds from the sale of loans	38,199	—
Loan originations and purchases	(195,633)	(196,315)
Loan repayments	237,263	142,276
Cash paid on investments	—	(400)
Proceeds from the sale of investment securities	32,976	—
Proceeds from the issuer’s redemption of investment securities	7,082	—
Proceeds from the distribution from investment securities	306	—
Proceeds from the sale of investments	5,251	—
Proceeds from the sale of securities available for sale	—	2,925
Proceeds from the sale of Federal Home Loan Bank stock	2,564	267
Purchases of Federal Home Loan Bank stock	(1,460)	—

Net cash provided by (used in) investing activities	154,682	(41,143)

	For the Six-Months Ended
	December 31, 2010	December 31, 2009
Cash flows from financing activities:
Payments on short-term borrowings	$(2,763,332)	$(1,396,700)
Cash proceeds from short-term borrowings	2,853,632	1,415,200
Increase (decrease) in deposits	(216,440)	57,596
Advances from the Federal Home Loan Bank	418,644	997
Payments on advances from the Federal Home Loan Bank	(446,027)	(5,524)
Payment of cash dividends on common stock	(3,253)	(5,354)
Shortfall for taxes on vesting of restricted stock	(310)	(120)
Cash receipts on securities sold under agreements to repurchase	(9,876)	(4,462)
Net proceeds from secondary offering	—	54,482
Proceeds related to the deferred compensation plan	311	353
Purchase of treasury stock related to the deferred compensation plan	(340)	(228)

Net cash (used in) provided by financing activities	(166,991)	116,240

Net increase (decrease) in cash and cash equivalents	216,185	(41,461)
Cash and cash equivalents at beginning of period	27,190	96,253

Cash and cash equivalents at end of period	$243,375	$54,792

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$414	$1,461

Foreclosures on loans	$36,724	$29,035

Transfer of securities from held to maturity to available for sale	$42,519	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,564	$33,801

Income taxes	$1,635	$6,780

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 31, 2010, and for the three and six-months ended December 31, 2010 and 2009, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 25, 2010 filed on Form 10-K. Amounts included for June 25, 2010 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision (“OTS”). With the passage of the Dodd-Frank Wall Street Reform Consumer Protection Act, or the Dodd-Frank Act, effective July 21, 2011 (unless extended by up to six months), the OTS will be abolished and the Office of Comptroller of the Currency (“OCC”) will take over supervision and regulation of the Bank and the Federal Reserve Board (“FRB”) will take over supervision and regulation of SWS Group and SWS Banc, which was incorporated as a wholly owned subsidiary of SWS Group and became the sole stockholder of the Bank in 2004.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month except for the second fiscal quarter which is prepared as of December 31, 2010. All significant inter-company balances and transactions have been eliminated.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

Change in Accounting Estimate. Prior to the third quarter of fiscal 2010, the Bank’s provision for loan loss computation used a three year rolling average of historical loan losses by product type to assess losses in the Bank’s loan portfolio. Product types consist of 1-4 family residential loans, 1-4 family residential construction loans, land and land development loans, commercial real estate loans, commercial loans and consumer loans. Due to accelerated deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics, the Bank’s management reevaluated its use of historical loan losses in its provision for loan loss computation. As a result of this reevaluation, in the third quarter of fiscal 2010, management reduced the historical loan loss look back period from three years to four quarters.

Due to continued deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics in the first quarter of fiscal 2011, the Bank’s management reevaluated its problem loan volume trend component in its provision for loan loss computation. The problem loan volume trend component now includes two separate calculations for criticized and classified loans. Prior to the first quarter of fiscal 2011, the Bank had one calculation for these loans. To more appropriately assess these loans, the Bank segregated these loans and applied two separate historical loss ratios, one being the regular historical loan loss ratio applied to criticized and classified loans and the other being based on distressed sale charge-off levels applied to criticized and classified loans. Also, due to the significant increase in classified loans and the Bank’s need to provide a heavier weighting for these types of loans in the Bank’s allowance calculation, the Bank segregated the assets and used the “distressed sell mark,” the fair value mark made on the loans placed in an auction, as a basis for the additional emphasis in the model.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward period available under the tax law. The Company’s deferred tax assets include $844,000 which reflects the benefit of capital losses associated with its investments in certain partnership assets. In the first quarter of fiscal 2010, the Company established a valuation allowance in the amount of $844,000. As of December 31, 2010,

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

the Company did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses.

At December 31, 2010, the Company had approximately $1,283,000 of unrecognized tax benefits. The Company’s net liability increased $162,000 from June 25, 2010 to December 31, 2010 due to unrecognized tax benefits related to tax positions taken on previously filed returns and returns expected to be filed in the current year. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability was accrued interest and penalties, net of federal benefit, of $217,000 as of December 31, 2010 and $273,000 as of June 25, 2010. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense, net of federal benefit, was approximately $1,066,000 as of December 31, 2010 and $848,000 as of June 25, 2010.

With limited exceptions, the Company is no longer subject to U.S. federal, state or local tax audits by taxing authorities for tax years preceding 2006. The examination of the Company’s returns by a state agency for the tax years ended December 31, 2006 through 2008 was concluded with no material adjustments.

Income tax expense (benefit) for the three and six-month periods ended December 31, 2010 and 2009 (effective rate of 53.8% and 34.5% in the three month periods ended December 31, 2010 and 2009, respectively, and 32.0% and 35.7% in the six-month periods ended December 31, 2010 and 2009, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in 2010 and 2009 ) to income (loss) before income tax expense (benefit) and is comprised of the following (in thousands):

	Three-Months Ended		Six-Months Ended
	2010	2009	2010	2009
Income tax expense (benefit) at the statutory rate	$(250)	$3,134	$(10,847)	$4,876
Tax exempt interest	(207)	(195)	(420)	(374)
Tax exempt income from company-owned life insurance (“COLI”)	(238)	(78)	(466)	(431)
State income taxes, net of federal tax benefit	(16)	130	440	803
Non-deductible meals and entertainment	44	78	77	140
Non-deductible compensation	280	—	385	—
Valuation allowance	—	—	844	—
Other, net	3	19	74	(34)

	$(384)	$3,088	$(9,913)	$4,980

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2010 and June 30, 2010 are presented below (in thousands):

	December 2010	June 2010
Deferred tax assets:
Employee compensation plans	$10,298	$11,787
Allowance for probable loan losses	18,287	12,625
Bad debt reserve	1,895	1,847
Deferred rent	1,678	1,675
Fixed assets, net	—	202
Gain on sale of loans deferred	656	804
Investment in unconsolidated ventures	537	384
Securities available for sale	677	—
State taxes	1,259	1,155
Other	354	643

Total gross deferred tax assets	35,641	31,122

Deferred tax liabilities:
Securities available for sale	$(376)	$(145)
Extraordinary gain	(239)	(239)
Fixed assets, net	(257)	—
Other	(73)	(99)

Total gross deferred tax liabilities	(945)	(483)

Valuation allowance	(844)	—

Net deferred tax assets — included in other assets on the consolidated statements of financial condition	$33,852	$30,639

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value accounting establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the primary market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. Assets and liabilities utilizing Level 1 inputs include the following: a) the Company’s investment in U.S. Home Systems, Inc. (“USHS”) common stock; b) the Company’s deferred compensation plan’s investment in Westwood Holdings Group, Inc. (“Westwood”) common stock; c) the Company’s investment in government gbuaranteed bonds purchased under the Temporary Liquidity Guarantee Program (“TLGP”); and d) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include certain inventories held in

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

the Company’s securities owned and securities sold, not yet purchased portfolio and the Bank’s investment in Government National Mortgage Association (“GNMA”) securities. These financial instruments are valued using quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying observable market assumptions.

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

Assets Segregated for Regulatory Purposes. Because quoted market prices are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. These securities consist of government bonds purchased under the TLGP.

Securities Available for Sale. Because quoted market prices are available in an active market, the Company’s investment in USHS common stock and the Company’s deferred compensation plan’s investment in Westwood common stock are classified within Level 1 of the valuation hierarchy. The Company’s investment in GNMA securities are valued within Level 2 of the valuation hierarchy because they are valued based on models using observable inputs, rather than quoted market prices in an active market.

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

At both December 31, 2010 and June 25, 2010, the Company held one municipal auction rate bond with a par amount of $23,300,000. This security is an investment grade credit, was valued at 95.7% of par, or $22,298,000, at both December 31, 2010 and June 25, 2010, and yielded less than 1% per year for both periods. The interest rate on the bond is based on the LIBOR rate. The discount on the value of the bond is due to a lack of marketability. While

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. The Company currently has the ability to hold this investment until maturity. While the Company expects the issuer of this bond to refinance the debt when LIBOR interest rates rise, there can be no certainty that this refinancing will occur. The Company believes the valuation of this bond at 95.7% of par at December 31, 2010 reflected an appropriate discount for the current lack of liquidity in this investment.

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities available for sale,” “Securities owned, at market value” and “Securities sold, not yet purchased, at market value” as of December 31, 2010 and June 25, 2010.

December 31, 2010 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$61,751	$—	$—	$61,751

	$61,751	$—	$—	$61,751

Securities available for sale
USHS common stock	$1,746	$—	$—	$1,746
Westwood common stock	255	—	—	255
GNMA	—	42,579	—	42,579

	$2,001	$42,579	$—	$44,580

Securities owned, at market value
Corporate equity securities	$9,965	$—	$1,825	$11,790
Municipal obligations	—	104,592	22,298	126,890
U.S. government agency obligations	4,015	14,283	—	18,298
Corporate obligations	—	62,155	—	62,155
Other	914	9,758	—	10,672

	$14,894	$190,788	$24,123	$229,805

Securities sold, not yet purchased, at market value
Corporate equity securities	$493	$—	$—	$493
U.S. government and government agency obligations	45,631	72	—	45,703
Corporate obligations	—	32,282	—	32,282
Other	46	1,059	—	1,105

	$46,170	$33,413	$—	$79,583

Grand Total	$32,476	$199,954	$24,123	$256,553

June 25, 2010
(in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$62,167	$—	$—	$62,167

	$62,167	$—	$—	$62,167

Securities available for sale
USHS stock	$1,146	$—	$—	$1,146
Westwood stock	242	—	—	242

	$1,388	$—	$—	$1,388

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

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

There were no transfers between Level 1 and Level 2 for the six-months ended December 31, 2010.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Total
Beginning balance at June 25, 2010	$1,841	$22,298	$24,139
Unrealized gains	2	—	2

Ending balance at September 24, 2010	1,843	22,298	24,141
Sales	(18)	—	(18)

Ending balance at December 31, 2010	$1,825	$22,298	$24,123

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in “Net gains on principal transactions” on the consolidated statements of income (loss) and comprehensive income (loss).

The total unrealized gain included in earnings that related to assets still held for the three and six-month periods ended December 31, 2010 was $2,000, respectively.

Substantially all of SWS’s brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

EMPLOYEE BENEFITS

Stock Option Plans. There were no active stock option plans at December 31, 2010. All outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) may still be exercised until their contractual expiration date occurs. Options granted under the 1996 Plan have a maximum ten-year term, and all options are fully vested.

Restricted Stock Plan. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of SWS Group’s common stock to SWS’s directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individual basis by the

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan vests pro-rata over a three year period, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

During the first six-months of fiscal 2011, the Board of Directors approved grants to various officers and employees totaling 39,641 shares with a weighted average market value of $6.18 per share. In the first six months of fiscal 2010, the Board of Directors approved grants to various officers and employees totaling 146,844 shares with a weighted average market value of $14.76 per share. SWS recorded deferred compensation in “Additional paid-in capital” of approximately $245,000 in fiscal 2011 and $2,016,000 in fiscal 2010. For the three and six-months ended December 31, 2010, SWS recognized compensation expense related to restricted stock grants of approximately $322,000 and $547,000, respectively. For the three and six-months ended December 31, 2009, SWS recognized compensation expense related to restricted stock grants of approximately $1,023,000 and $1,621,000, respectively.

At December 31, 2010, the total number of unvested shares outstanding under the Restricted Stock Plan was 190,632 and the total number of shares available for future grants was 375,840.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with original maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. At December 31, 2010 and June 25, 2010, cash balances included $750,000 and $13,988,000, respectively, that were not federally insured because they represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk with respect to such deposits. In accordance with the Dodd-Frank Act, non-interest bearing transaction accounts are temporarily covered under FDIC insurance until December 31, 2012.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At December 31, 2010 and June 30, 2010, these reserve balances amounted to $7,588,000 and $10,776,000, respectively.

INVESTMENTS

SWS has interests in three investment partnerships that are accounted for under the equity method, which approximates fair value. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of December 31, 2010, SWS has fulfilled its $5,000,000 commitment. Based on a review of the fair value of this limited partnership investment, SWS determined that its share of the investments made by the limited partnership should be valued at $2,107,000 as of December 31, 2010. SWS recorded net losses on this investment for the three and six-months ended December 31, 2010 of $171,000 and $187,000, respectively. In comparison, during the three and six-months ended December 31, 2009, SWS recorded net gains of $412,000 and $378,000, respectively, on this investment.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of December 31, 2010, the Bank had invested $3,000,000 of its aggregate commitment of $5,000,000 to the two funds. During the three and six-months ended December 31, 2010, the Bank recorded net losses of $9,000 and $136,000 related to these investments. In comparison, during the three and six-months ended

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

December 31, 2009, the Bank recorded losses of $33,000 and gains of $335,000, respectively, related to these investments. During the three and six-months ended December 31, 2010, the Bank received a $306,000 distribution on one of these investments.

SECURITIES HELD TO MATURITY

Securities held to maturity consist of the following;

(in thousands)	December 31, 2010		June 30, 2010
	Recorded Value	Fair Value	Recorded Value	Fair Value
GNMA securities	$—	$—	$80,875	$82,149
Municipal bonds	265	268	6,265	6,948

Total	$265	$268	$87,140	$89,097

In the third quarter of fiscal 2010, the Bank purchased GNMA securities at a cost of $83,047,000 including a premium of $837,000. The premium is amortized over an average life of four years using the interest method. The Bank recorded $53,000 and $151,000 in amortization of the premium during the second quarter and first half of fiscal 2011, respectively. During the second quarter and the first half of fiscal 2011, the Bank received $3,662,000 and $6,208,000 of principal and interest payments, respectively, recording $466,000 and $957,000 in interest, respectively. In December 2010, the Bank sold $32,955,000 of the GNMA securities for $32,976,000, generating a realized gain of $21,000. The Bank sold these securities in order to increase the Bank’s capital ratios by reducing the Bank’s asset base. As a result of this sale, it was determined that the remaining balance of the GNMA securities was no longer held to maturity and was reclassed to securities available for sale. These securities were marked to market as of December 31, 2010 with any unrealized gain/loss being recorded to other comprehensive income.

In addition, at June 30 and December 31, 2010, the Bank held municipal bonds from state and political subdivisions. The Bank recorded amortization of the discount on these securities of $0 and $6,900 for the three-months ended December 31, 2010 and 2009, respectively. The Bank recorded amortization of the discount on these securities of $4,900 and $13,800 for the six-months ended December 31, 2010 and 2009, respectively. During the first half of fiscal 2011, $6,004,000 of these securities were redeemed, resulting in a gain of $1,078,000.

The amortized cost and estimated fair value of investments held to maturity at December 31, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Securities Held to Maturity
	Amortized Cost	Fair Value
Due in one year or less	$60	$61
Due from one year to five years	205	207

	$265	$268

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 2010, SWS held TLGP bonds with a market value of $61,751,000 and cash of approximately $192,383,000 segregated in special reserve bank accounts for the exclusive benefit of

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at December 31, 2010.

At June 25, 2010, SWS held TLGP bonds with a market value of $62,167,000 and cash of approximately $222,660,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 25, 2010.

SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock of USHS and Westwood, which are classified as securities available for sale. In addition to the shares of common stock owned by SWS Group, the Bank owns GNMA securities. See additional discussion regarding the GNMA securities in “Securities Held to Maturity.” The unrealized holding gains (losses), net of tax, related to these securities are recorded as a separate component of stockholders’ equity on the consolidated statements of financial condition.

The following table summarizes the cost and market value of these investments at December 31, 2010 and June 25, 2010 (dollars in thousands):

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2010
USHS	357,154	$914	$832	$—	$1,746
Westwood	6,383	89	166	—	255
GNMA*		42,519	60	—	42,579

Securities available for sale		$43,522	$1,058	$—	$44,580

*	Subsequent to December 31, 2010, these securities were sold, yielding a gain of $60,000.

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 25, 2010
USHS	357,154	$914	$232	$—	$1,146
Westwood	6,383	89	153	—	242

Securities available for sale		$1,003	$385	$—	$1,388

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 31, 2010 and June 25, 2010, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December	June
Receivable
Securities failed to deliver	$22,392	$11,096
Securities borrowed	1,769,456	1,798,910
Correspondent broker/dealers	67,340	44,998
Clearing organizations	20,815	20,958
Other	49,585	13,438

	$1,929,588	$1,889,400

Payable
Securities failed to receive	$21,389	$17,705
Securities loaned	1,744,220	1,775,693
Correspondent broker/dealers	12,567	11,669
Other	11,052	14,928

	$1,789,228	$1,819,995

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At December 31, 2010, SWS had collateral of $1,769,456,000 under securities lending agreements, of which SWS had repledged $1,689,234,000. At June 25, 2010, SWS had collateral of $1,798,791,000 under securities lending agreements, of which SWS had repledged $1,732,411,000.

LOANS HELD FOR SALE

Loans held for sale consist of originated loans that were held for investment that management subsequently decided to sell as well as purchased loans held for sale.

Originated loans that are now available for sale (other loans held for sale) are valued at the lower of cost or market as determined by the negotiated sales price or if no sales price is yet determined, at an agreed upon acceptance price as determined by a third party valuation and management.

Other loans held for sale were transferred to the held for sale category in anticipation of immediate disposition. These are classified loans that are being marketed through an international marketing campaign. The fair value of these loans was determined using a discounted cash flow model to reflect the return required for immediate disposition of a distressed loan. These loans are valued using Level 3 valuation methodologies, see further discussion of Level 3 methodologies in “Fair Value of Financial Instruments.”

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

The recorded and fair values of loans held for sale are as follows:

(in thousands)	December 31, 2010		June 30, 2010
	Recorded Value	Fair Value	Recorded Value	Fair Value
Mortgage purchase program	$162,667	$163,026	$424,055	$424,986
Other loans held for sale	10,080	10,080	—	—

Total	$172,747	$173,106	$424,055	$424,986

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loans is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable at December 31, 2010 and June 30, 2010 are summarized as follows (in thousands):

	December	June
Loans receivable:
Residential construction	$111,964	$128,552
Lot and land development	87,974	121,214
Residential mortgage	135,360	153,031
Commercial real estate	418,000	515,274
Multi-family	66,113	75,481
Commercial loans	204,826	191,694
Consumer loans	4,129	4,692

	1,028,366	1,189,938
Unamortized premiums and discounts	(579)	(732)

	1,027,787	1,189,206
Allowance for probable loan losses	(47,041)	(35,141)

	$980,746	$1,154,065

In the second quarter of fiscal 2011, the Company adopted Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The information requested by this ASU is included in the tables below.

The allowance for probable loan loss is increased by charges to income and decreased by charge-offs (net of recoveries). Management periodically evaluates the adequacy of the allowance on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. In determining the appropriate balance at the balance sheet date, management evaluated the Bank’s historical loss percentage, concentrations of risk in the portfolio, estimated changes in the value of underlying collateral as well as changes in the volume and growth in the portfolio.

The analysis of the allowance for loan losses for the three and six-months ended December 31, 2010 and 2009 and the recorded investment in loans receivable at December 31, 2010 and 2009 are as follow (in thousands):

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

	Three-Months Ended December 31, 2010			Three-Months Ended December 31, 2009
	Real-Estate	Non-Real Estate	Total	Real-Estate	Non-Real Estate	Total
Allowance for credit losses:
Balance at beginning of period	$40,275	$5,114	$45,389	$15,246	$1,629	$16,875
Charge-offs	(5,014)	(136)	(5,150)	(2,918)	(1,051)	(3,969)
Recoveries	63	10	73	22	8	30

Net charge-offs	(4,951)	(126)	(5,077)	(2,896)	(1,043)	(3,939)
Additions charged to operations	7,817	(1,088)	6,729	3,311	1,354	4,665

Balance at end of period	$43,141	$3,900	$47,041	$15,661	$1,940	$17,601

Ending balance: Individually evaluated for impairment	$1,893	$118	$2,011	$2,728	$175	$2,903

Ending balance: Collectively evaluated for impairment	$41,248	$3,782	$45,030	$12,933	$1,765	$14,698

Financing Receivables:
Balance at end of period	$818,798	$208,989	$1,027,787	$1,006,042	$166,415	$1,172,457

Ending balance: Individually evaluated for impairment	$68,522	$2,173	$70,695	$25,135	$925	$26,060

Ending balance: Collectively evaluated for impairment	$750,276	$206,816	$957,092	$980,907	$165,490	$1,146,397

	Six-Months Ended December 31, 2010			Six-Months Ended December 31, 2009
	Real-Estate	Non-Real Estate	Total	Real-Estate	Non-Real Estate	Total
Allowance for credit losses:
Balance at beginning of period	$32,257	$2,884	$35,141	$13,412	$1,319	$14,731
Charge-offs	(33,001)	(1,678)	(34,679)	(5,485)	(1,116)	(6,601)
Recoveries	295	44	339	22	29	51

Net charge-offs	(32,706)	(1,634)	(34,340)	(5,463)	(1,087)	(6,550)
Additions charged to operations	43,590	2,650	46,240	7,712	1,708	9,420

Balance at end of period	$43,141	$3,900	$47,041	$15,661	$1,940	$17,601

The allowance to ending loan balance ratio as of December 31, 2010 and 2009 was 4.58% and 1.50%, respectively.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

Loans receivables on non-accrual status as of December 31, 2010 and June 30, 2010 are as follows (in thousands):

	December 31, 2010	June 30, 2010
Real estate:
1-4 family	$9,554	$6,065
Lot and land development	11,184	8,776
Multi-family	16,633	2,394
Residential construction	574	3,809
Commercial real estate	20,669	16,911
Non-real estate:
Commercial loans	1,766	462
Consumer loans	134	11

	$60,514	$38,428

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. The average recorded investment in non-accrual loans was approximately $60,697,000 during the first six-months of fiscal 2011 and $27,373,000 during the first six-months of fiscal 2010. The Bank did not recognize any income on non-accrual loans during the three and six-months ended December 31, 2010 and 2009.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of December 31, 2010 and June 30, 2010 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
December 31, 2010
With no related allowance recorded:
1-4 family	$7,597	$8,313	$—	$7,359	$—
Lot and land development	12,080	14,377	—	10,979	122
Multi-family	16,633	16,815	—	4,682	—
Residential construction	574	706	—	2,240	—
Commercial real estate	15,686	17,324	—	12,699	—
Commercial loans	1,257	1,417	—	1,178	—
Consumer loans	134	218	—	120	—

	53,961	59,170	—	39,257	122

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
With an allowance recorded:
1-4 family	4,783	4,800	909	2,935	107
Lot and land development	410	411	30	1,829	3
Multi-family	—	—	—	7,252	—
Residential construction	469	469	41	78	17
Commercial real estate	10,290	10,290	913	15,888	336
Commercial loans	782	781	118	141	24

	16,734	16,751	2,011	28,123	487

Total
1-4 family	12,380	13,113	909	10,294	107
Lot and land development	12,490	14,788	30	12,808	125
Multi-family	16,633	16,815	—	11,934	—
Residential construction	1,043	1,175	41	2,318	17
Commercial real estate	25,976	27,614	913	28,587	336
Commercial loans	2,039	2,198	118	1,319	24
Consumer loans	134	218	—	120	—

	$70,695	$75,921	$2,011	$67,380	$609

(*)	Represents the average recorded investment for the six-months ended December 31, 2010.
(#)

Represents interest income recognized on impaired loans for the six-months ended December 31, 2010. No material amount of interest income was recognized on impaired loans for the six-months ended December 31, 2009.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2010
With no related allowance recorded:
1-4 family	$6,177	$6,915	$—	$4,091	$—
Lot and land development	9,514	10,040	—	5,879	127
Multi-family	2,394	4,896	—	802	—
Residential construction	3,839	4,039	—	4,377	—
Commercial real estate	9,350	12,983	—	7,626	—
Commercial loans	462	997	—	1,297	—
Consumer loans	11	17	—	4	—

	31,747	39,887	—	24,076	127

With an allowance recorded:
1-4 family	—	—	—	1,352	—
Lot and land development	1,626	1,626	450	2,082	—
Multi-family	—	—	—	1,207	—
Residential construction	—	—	—	1,543	—
Commercial real estate	7,561	7,574	2,761	3,130	—
Commercial loans	—	—	—	456	—
Consumer loans	—	—	—	5	—

	9,187	9,200	3,211	9,775	—

Total
1-4 family	6,177	6,915	—	5,443	—
Lot and land development	11,140	11,666	450	7,961	127
Multi-family	2,394	4,896	—	2,009	—
Residential construction	3,839	4,039	—	5,920	—
Commercial real estate	16,911	20,557	2,761	10,756	—
Commercial loans	462	997	—	1,753	—
Consumer loans	11	17	—	9	—

	$40,934	$49,087	$3,211	$33,851	$127

(*)	Represents the average recorded investment for the twelve-months ended June 30, 2010.
(#)	Represents interest income recognized on impaired loans for the twelve-months ended June 30, 2010.

In compliance with the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”), the Bank has processes in place to continuously monitor the credit quality of the

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

loan portfolio as well as compliance with both internal policies and regulatory guidance. These processes include the internal credit review department and external credit review consultants. Reports provided by these groups to management and the Board assist in overall risk mitigation for the loan portfolio and with compliance with the Order. See “Cease and Desist Order with the Office of Thrift Supervision.” One of the reports maintained is the criticized and classified loan report which is used to assist in the calculation of an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of December 31, 2010 and June 30, 2010 (in thousands):

	Pass	Special Mention(*)	Substandard(#)	Total
December 31, 2010
1-4 family	$113,594	$174	$21,380	$135,148
Lot and land development	36,146	2,223	49,508	87,877
Multi-family	49,843	—	24,099	73,942
Residential construction	32,403	1,552	16,277	50,232
Commercial real estate	348,597	19,099	103,903	471,599
Commercial loans	179,220	12,181	13,459	204,860
Consumer loans	3,995	—	134	4,129

	$763,798	$35,229	$228,760	$1,027,787

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2010
1-4 family	$138,470	$876	$13,449	$152,795
Lot and land development	90,870	—	30,213	121,083
Multi-family	64,169	16,440	2,394	83,003
Residential construction	70,178	—	10,285	80,463
Commercial real estate	463,019	13,462	78,944	555,425
Commercial loans	187,344	—	4,401	191,745
Consumer loans	4,681	—	11	4,692

	$1,018,731	$30,778	$139,697	$1,189,206

(*)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
(#)

Credits that exhibit well defined weaknesses that could jeopardize the ultimate collection of the debt. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate for substandard assets, does not have to exist in individual assets classified Substandard.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

The following tables highlight the age analysis of the Bank’s financing receivables as of December 31, 2010 and June 30, 2010 (in thousands):

Age Analysis of Past Due Financing Receivables

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
December 31, 2010
1-4 family	$172	$1,808	$4,211	$6,191	$128,957	$135,148	$—
Lot and land development	1,994	1,453	5,074	8,521	79,356	87,877	—
Multi-family	—	—	—	—	73,942	73,942	—
Residential construction	—	—	—	—	50,232	50,232	—
Commercial real estate	808	1,850	9,389	12,047	459,552	471,599	—
Commercial loans	84	25	729	838	204,022	204,860	—
Consumer loans	—	—	—	—	4,129	4,129	—

Total	$3,058	$5,136	$19,403	$27,597	$1,000,190	$1,027,787	$—

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

Age Analysis of Past Due Financing Receivables

As of June 30, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
June 30, 2010
1-4 family	$2,384	$1,158	$3,302	$6,844	$145,951	$152,795	$29
Lot and land development	1,150	4,134	2,708	7,992	113,091	121,083	—
Multi-family	—	—	2,394	2,394	80,609	83,003	—
Residential construction	—	367	1,701	2,068	78,395	80,463	—
Commercial real estate	168	2,845	6,181	9,194	546,231	555,425	—
Commercial Loans	32	—	263	295	191,450	191,745	—
Consumer loans	1	—	—	1	4,691	4,692	—

Total	$3,735	$8,504	$16,549	$28,788	$1,160,418	$1,189,206	$29

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are further segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans receivable was $1,072,612,000 and $1,264,675,000 at December 31, 2010 and June 30, 2010.

REAL ESTATE OWNED (“REO”) AND OTHER REPOSSESSED ASSETS

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount, and are included in other assets on the consolidated statement of financial condition. REO and other repossessed assets are valued using Level 3 valuation methodologies, see further discussion of Level 3 methodologies in “Fair Value of Financial Instruments.” For those investments where the REO is valued at market, the value is determined by third party appraisals, or if the REO is being sold in an auction, by accepted bid amount. For those REO assets that are in an auction and a bid has not been accepted, a fair value estimate is derived by utilizing market data including appraised value adjusted for distressed sales. In certain circumstances, the Company adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation. These adjustments are largely based on the six-month historical loss on sales of REO properties. Included in other repossessed assets are land leases which are valued using a discounted cash flow analysis. The fair value of REO and other repossessed assets was $39,358,000 and $46,194,000 at December 31, 2010 and June 30, 2010, respectively. The amount of additional write-downs required to reflect current fair value was $4,094,000 and $11,543,000 for the three and six-months ended December 31, 2010, respectively, and $408,000 and $1,921,000 for the three and six-months ended December 31, 2009, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2010 and June 25, 2010, which are carried at market value, consist of the following (in thousands):

	December	June
Securities owned
Corporate equity securities	$11,790	$12,734
Municipal obligations	126,890	132,142
U.S. government and government agency obligations	18,298	19,518
Corporate obligations	62,155	70,844
Other	10,672	10,349

	$229,805	$245,587

Securities sold, not yet purchased
Corporate equity securities	$493	$925
Municipal obligations	—	17
U.S. government and government agency obligations	45,703	45,326
Corporate obligations	32,282	20,867
Other	1,105	459

	$79,583	$67,594

Certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’s clearing business. See additional discussion in “Short-Term Borrowings.” Securities pledged as security deposits at clearing organizations were $3,448,000 and $2,899,000 at December 31, 2010 and June 25, 2010, respectively. Additionally, at December 31, 2010 and June 25, 2010, SWS had pledged firm securities valued at $3,551,000 and $1,089,000, respectively, in conjunction with securities lending activities.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At December 31, 2010, SWS held reverse repurchase agreements totaling $30,600,000, collateralized by U.S. government and government agency obligations with a market value of approximately $30,638,000. At June 25, 2010, SWS held reverse repurchase agreements totaling $30,507,000, collateralized by U.S. government and government agency obligations with a market value of approximately $30,465,000.

GOODWILL

SWS performed its annual assessment of the fair value of goodwill during fiscal 2010 in June 2010 and, based on the results of the assessment, SWS’s goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

There were no events in the half of fiscal 2011 that would trigger an interim assessment of the fair value of goodwill. SWS’s goodwill balance was $7,552,000 at December 31, 2010, of which $4,254,000 was in the clearing segment and $3,298,000 was in the institutional segment.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer its correspondent clients to the Company. This transaction closed in July 2006. Of the maximum agreed upon purchase price of $5,800,000, $2,382,000 was paid upon closing with the remainder paid on the one year anniversary of the closing date. SWS paid an additional $2,678,000 in July 2007 under the terms of the agreement. As a result of these transactions, the Company recorded a customer relationship intangible of $5,060,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $196,000 and $392,000, respectively, and $235,000 and $471,000, respectively, of amortization expense for the three and six-months ended December 31, 2010 and 2009, respectively. The net intangible asset of $399,000 is included in other assets on the consolidated statements of financial condition. SWS performed its annual analysis of the impairment of its intangible asset in June 2010 and, based on its analysis, SWS’s intangible asset balance was not impaired. Nothing came to SWS’s attention in the first half of fiscal 2011 that would require SWS to reperform this analysis.

SHORT-TERM BORROWINGS

Brokerage. Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $300,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At December 31, 2010, the amount outstanding under these secured arrangements was $156,000,000, which was collateralized by securities held for firm accounts valued at $137,837,000 and securities held for correspondent accounts valued at $67,474,000. At June 25, 2010, the amount outstanding under these secured arrangements was $110,000,000, which was collateralized by securities held for firm accounts valued at $167,564,000.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

SWS had $250,000 outstanding under unsecured letters of credit at December 31, 2010 and June 25, 2010, pledged to support its open positions with securities clearing organizations. The letters of credit bear a 1% commitment fee and are renewable semi-annually.

At June 25, 2010, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS that was dissolved in July 2004, in the amount $143,000. This letter of credit expired September 10, 2010.

SWS also had $500,000 outstanding under an unsecured letter of credit at December 31, 2010 and June 25, 2010, pledged to support its underwriting activities. The letter of credit bears a 1% commitment fee and is renewable annually at SWS’s option.

In addition to the broker loan lines, at December 31, 2010 and June 25, 2010, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At December 31, 2010, there were no amounts outstanding on this line, other than the $750,000 under unsecured letters of credit referenced above. At June 25, 2010, there were no amounts outstanding on this line, other than the $893,000 under unsecured letters of credit referenced above. At December 31, 2010 and June 25, 2010, the total amount available for borrowing was $19,250,000 and $19,107,000, respectively.

At December 31, 2010 and June 25, 2010, SWS had an irrevocable letter of credit agreement aggregating $50,000,000 and $55,000,000, respectively, pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at December 31, 2010), if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $64,444,000 and $80,946,000 at December 31, 2010 and June 25, 2010, respectively.

On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50,000,000 committed revolving credit facility. The facility includes up to $15,000,000 in unsecured credit. The commitment fee is 37.5 basis points and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain tangible net worth of $150,000,000. As of December 31, 2010, there was $44,300,000 outstanding under the committed revolving credit facility, of which no amounts were unsecured. The $44,300,000 of secured borrowings was collateralized by securities with a value of $70,190,000 at December 31, 2010. On January 28, 2011, Southwest Securities renewed this facility. The new facility provides up to $45,000,000 of secured borrowings.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities. At December 31, 2010, approximately $309,466,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $54,986,000 under securities loan agreements. At June 25, 2010, approximately $275,260,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $41,629,000 under securities loan agreements.

Banking. The Bank had an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank was not obligated by this agreement to sell federal funds to the Bank. The proceeds from the line of credit were used by the Bank to support short-term liquidity needs. At June 30, 2010, there were no amounts outstanding on this line of credit. In December 2010, this agreement was cancelled.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

rate plus 100 basis points. At December 31, 2010, the total amount available under this line was $105,684,000 and there was no amount outstanding.

DEPOSITS

Deposits at December 31, 2010 and June 30, 2010 are summarized as follows (dollars in thousands):

	December		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$87,273	6.9%	$80,590	5.4%
Interest bearing demand accounts	10,460	0.8	99,529	6.7
Savings accounts	1,084,644	85.2	1,197,659	80.5
Limited access money market accounts	30,657	2.4	37,929	2.5
Certificates of deposit, less than $100,000	31,814	2.5	38,861	2.6
Certificates of deposit, $100,000 and greater	27,516	2.2	34,236	2.3

	$1,272,364	100.0%	$1,488,804	100.0%

The weighted average interest rate on deposits was approximately 0.14% at December 31, 2010 and 0.25% at June 30, 2010.

At December 31, 2010, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$22,765	$3,467	$1,347	$1,658	$2,577	$31,814
Certificates of deposit, $100,000 and greater	18,849	2,720	1,868	2,084	1,995	27,516

	$41,614	$6,187	$3,215	$3,742	$4,572	$59,330

The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value), as these deposits are very liquid and can reprice immediately. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of certificates of deposit was $60,152,000 and $74,155,000 at December 31, 2010 and June 30, 2010, respectively. The fair value of other deposits was $1,215,106,000 and $1,415,528,000 at December 31, 2010 and June 30, 2010, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2010 and June 25, 2010 were $2,513,000 and $12,389,000, respectively.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At December 31, 2010 and June 30, 2010, advances from the Federal Home Loan Bank (“FHLB”) were due as follows (in thousands):

	December	June
Maturity:
Due within one year	$9,260	$33,714
Due within two years	12,997	9,376
Due within five years	40,683	48,050
Due within seven years	4,260	6,274
Due within ten years	10,056	5,486
Due within twenty years	28,182	29,921

	$105,438	$132,821

At December 31, 2010 (calculated at September 30, 2010), the advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $420,000,000 of collateral value (as defined) in qualifying loans. At June 30, 2010 (calculated at March 31, 2010), the advances from the FHLB had interest rates from 0.1% to 7% and were collateralized by approximately $483,000,000 of collateral value in qualifying loans.

The fair value of advances from the FHLB is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings of similar remaining maturities. The fair value of advances from the FHLB was $117,547,000 and $146,560,000 at December 31, 2010 and June 30, 2010, respectively.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The Company’s broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 of the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 of the Exchange Act. At December 31, 2010, Southwest Securities had net capital of $121,597,000, or approximately 37.5% of aggregate debit balances, which was $115,105,000 in excess of its minimum net capital requirement of $6,492,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2010, Southwest Securities had net capital of $105,367,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Exchange Act Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At December 31, 2010, the net capital and excess net capital of SWS Financial was $838,000 and $588,000, respectively.

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined ) and of Tier I (core) capital (as defined) to adjusted assets (as defined). Federal statutes and OTS regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. As of December, 31, 2010 and June 30, 2010, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a well-capitalized institution. As of December 31, 2010, the Bank’s total risk-based capital ratio was 14.04%, resulting in $22,957,000 in excess capital over the Order capital requirement of $135,189,000, its Tier I risk-based capital ratio was 12.79% and its Tier I (core) capital ratio was 9.43%, resulting in $21,876,000 in excess capital over the Order capital requirement of $122,188,000. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios. Should the Bank not meet these minimums, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) would be applicable.

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulation”) and the OTS issued the Order, which are attached to this filing as exhibits. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OTS regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OTS regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of Thrift Supervision.”

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Order Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010:
Total risk-based capital	$158,146	14.0%	$90,126	8.0%	$112,657	10.0%	$135,189	12.0%
Tier I risk-based capital	144,064	12.8	45,063	4.0	67,594	6.0	90,126	8.0
Tier I (core) capital	144,064	9.4	61,160	4.0	76,450	5.0	122,188	8.0

June 30, 2010:
Total risk-based capital	$172,483	12.2%	$113,015	8.0%	$141,268	10.0%
Tier I risk-based capital	154,824	11.0	56,507	4.0	84,761	6.0
Tier I (core) capital	154,824	8.7	71,958	4.0	89,948	5.0

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

EARNINGS PER SHARE (“EPS”)

A reconciliation between the weighted average shares outstanding used in the calculation of basic and diluted EPS is as follows for the three and six-month periods ended December 31, 2010 and December 31, 2009 (in thousands, except share and per share amounts):

	Three-Months Ended		Six-Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net income (loss)	$(330)	$5,867	$(21,078)	$8,952
Dividends on estimated forfeitures-restricted stock	—	3	2	5

Adjusted net income (loss)	$(330)	$5,870	$(21,076)	$8,957

Weighted average shares outstanding – basic(*)	32,284,271	28,672,282	32,303,390	28,094,256
Effect of dilutive securities:
Assumed exercise of stock options	—	52,740	—	57,685

Weighted average shares outstanding – diluted	32,284,271	28,725,022	32,303,390	28,151,941

Earnings per share – basic
Net income (loss)	$(0.01)	$0.21	$(0.65)	$0.32

Earnings per share – diluted
Net income (loss)	$(0.01)	$0.21	$(0.65)	$0.32

(*)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

At December 31, 2010, there were options to acquire approximately 249,000 shares of common stock outstanding under the 1996 Plan. At December 31, 2009, there were options to acquire 428,000 shares of common stock outstanding under the 1996 Plan and the SWS Group, Inc. 1997 Stock Option Plan. See “Employee Benefits.” As a result of the net loss in the three and six-months ended December 31, 2010, all options are anti-dilutive and are not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share. As of December 31, 2009, options to acquire 7,417 shares of common stock were anti-dilutive and were not included in the calculation of weighted average shares outstanding-diluted.

Dividends per share for the three-months ended December 31, 2010 and 2009 were $0.01 and $0.09, respectively.

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

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases common stock under a plan approved by our Board of Directors. Currently, SWS is authorized to repurchase 500,000 shares of common stock from time to time in the

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

open market, expiring February 28, 2011. No shares were repurchased by SWS under this program during the six-months ended December 31, 2010 and 2009.

Additionally, the trustee under SWS’s deferred compensation plan periodically purchases common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 53,000 shares in the six-months ended December 31, 2010, at a cost of approximately $340,000, or $6.42 per share. The plan purchased 15,099 shares in the six-months ended December 31, 2009, at a cost of approximately $228,000, or $15.09 per share. The plan distributed 3,203 shares to participants in the six-months ended December 31, 2010.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 18,183 shares were repurchased with a market value of approximately $131,000, or an average price of $7.22 per share, in the six-months ended December 31, 2010. In the six-months ended December 31, 2009, 31,945 shares were repurchased with a market value of $457,000, or an average of $14.32 per share.

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

The following table presents the Company’s operations by the segments outlined above for the three and six-months ended December 31, 2010 and 2009:

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended December 31, 2010

Operating revenue	$4,048	$28,816	$33,852	$(1,934)	$717	$65,499
Net intersegment revenues	(245)	267	92	952	(1,066)	—
Net interest revenue	1,403	738	4,417	17,917	369	24,844
Net revenues	5,451	29,554	38,269	15,983	1,086	90,343
Operating expenses	5,112	28,030	25,441	21,746	10,728	91,057
Depreciation and amortization	216	241	144	620	612	1,833
Income (loss) before taxes	339	1,524	12,828	(5,763)	(9,642)	(714)

Three-months ended December 31, 2009

Operating revenue	$3,799	$29,543	$35,467	$(374)	$356	$68,791
Net intersegment revenues	(223)	421	697	927	(1,822)	—
Net interest revenue	1,467	731	4,919	19,130	139	26,386
Net revenues	5,266	30,274	40,386	18,756	495	95,177
Operating expenses	5,571	28,983	25,962	15,784	9,922	86,222
Depreciation and amortization	244	269	139	614	503	1,769
Income (loss) before taxes	(305)	1,291	14,424	2,972	(9,427)	8,955

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Six-months ended December 31, 2010

Operating revenue	$7,848	$56,070	$71,955	$(920)	$1,056	$136,009
Net intersegment revenues	(433)	473	170	1,933	(2,143)	—
Net interest revenue	2,974	1,555	8,906	38,093	416	51,944
Net revenues	10,822	57,625	80,861	37,173	1,472	187,953
Operating expenses	9,990	55,784	52,939	80,934	19,297	218,944
Depreciation and amortization	430	485	289	1,236	1,241	3,681
Income (loss) before taxes	832	1,841	27,922	(43,761)	(17,825)	(30,991)
Assets(*)	375,567	191,141	2,057,365	1,531,415	33,298	4,188,786

Six-months ended December 31, 2009

Operating revenue	$7,481	$53,907	$80,586	$910	$1,355	$144,239
Net intersegment revenues	(457)	671	822	1,816	(2,852)	—
Net interest revenue	2,941	1,442	8,948	37,148	(88)	50,391
Net revenues	10,422	55,349	89,534	38,058	1,267	194,630
Operating expenses	16,415	55,055	57,284	32,118	19,826	180,698
Depreciation and amortization	487	538	275	1,219	943	3,462
Income (loss) before taxes	(5,993)	294	32,250	5,940	(18,559)	13,932
Assets(*)	357,668	181,501	1,886,046	1,631,941	26,839	4,083,995

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

(*)	Assets are reconciled to total assets as presented in the December 31, 2010 and 2009 consolidated statements of financial condition as follows (in thousands):

	December 31, 2010	December 31, 2009
Amount as presented above	$4,188,786	$4,083,995
Reconciling items:
Unallocated assets:
Cash	3,995	6,700
Receivables from brokers, dealers and clearing organizations	71,980	37,576
Receivable from clients, net of allowances	16,646	17,219
Other assets	24,359	17,594
Unallocated eliminations	(12,798)	(3,083)

Total assets	$4,292,968	$4,160,001

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

Venture Capital Funds. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of December 31, 2010, the Bank had invested $3,000,000 of its commitment. This investment is subject to the Volker rule provisions of the Dodd-Frank Act, which will be finalized prior to October 21, 2011.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. There were no potential liabilities due under outstanding underwriting arrangements at December 31, 2010.

Guarantees. As of December 31, 2010, the Bank had issued stand-by letters of credit. The maximum potential amount of future payments the Bank could be required to make under the letters of credit was $1,854,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become part of the fully collateralized loans with total repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

Subject to the operating limitations in the Order, in the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of December 31, 2010, the Bank

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

had unfunded commitments of $114,028,000 relating to revolving lines of credit. In addition, as of December 31, 2010, the Bank had unfunded new loans in the amount of $72,483,000.

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

AFFILIATE TRANSACTIONS

At June 30, 2010, two directors owned approximately 64% of the ownership interests of a local bank and one of SWS’s executive officers owned less than 1% of the ownership interests in this bank. The Bank sold loan participations with outstanding balances of $1,862,000 and $3,400,000 at December 31, 2010 and June 30, 2010, respectively, to this local bank. The local bank and the Bank had participations in $1,404,000 of foreclosed property at both December 31, 2010 and June 30, 2010. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $39,000 and $86,000 for the three and six-months ended December 31, 2010, respectively, and $44,000 and $77,000 for the three and six-months ended December 31, 2009. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks. In December 2010, one loan was sold and the local bank was paid $720,762 for its participation share of the net sales price. On July 31, 2010, certain assets of the local bank, including loan participations and foreclosed property, were sold to another affiliated company also owned by the two directors of the Company. Affiliate transactions are subject to limitations specified in the Order. See “Cease and Desist Order with the Office of Thrift Supervision.”

CEASE AND DESIST ORDER WITH THE OFFICE OF THRIFT SUPERVISION

On February 4, 2011 (the “Effective Date”), the Board of Directors of the Bank signed the Stipulation consenting to and agreeing to the issuance by the OTS of the Order without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank. The description of the Order and the corresponding Stipulation set forth in this section or elsewhere in this filing is qualified in its entirety by reference to the Order and Stipulation, copies of which are available on the OTS website (www.ots.treas.gov) and are attached as Exhibits 10.1 and 10.2. The Memorandum of Understanding with the Office of Thrift Supervision that was entered into by the Bank and the OTS on July 13, 2010 was terminated effective February 4, 2011. Among other things, the Order provides:

•

Effective immediately, the Bank shall have and maintain a Tier 1 (Core) Capital Ratio equal to or greater than eight percent (8%) after the funding of an adequate Allowance for Loan and Lease Losses (“ALLL”) and a Total Risk-Based Capital Ratio equal to or greater than twelve percent (12%) (the “Minimum Levels”). On December 31, 2010, the Bank complied with these requirements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

•

By March 31, 2011, the Bank shall submit to the OTS for review and comment a written capital plan to maintain the Bank’s capital at the Minimum Levels for the quarterly periods from January 1, 2011 through December 31, 2013. On a quarterly basis, the Board of Directors of the Bank must review a report prepared by management detailing deviations from the capital plan and related corrective actions (if any).

•

Within 15 days after the Bank fails to meet the Minimum Levels or the Bank fails to submit or comply with the capital plan, the Bank must submit a contingency plan that is acceptable to the OTS that details the actions to be taken to: (a) consummate a merger or acquisition by another federally insured depository institution, or (b) voluntarily liquidate by filing an appropriate application with the OTS. Upon written notification from the OTS, this contingency plan must be implemented immediately and the Bank must provide the OTS with written status reports no later than the 1st and 15th of each month following implementation of the contingency plan.

•

Effective immediately, the Bank shall implement and adhere to the business plan previously submitted by the Bank to the OTS and any material modifications are subject to the prior written approval of the OTS after a 45 day review period. On a quarterly basis starting on March 31, 2011, the Board of Directors of the Bank must review a report prepared by management detailing deviations from the business plan and related corrective actions (if any).

•

Effective immediately, the Bank shall implement and adhere to the classified asset reduction plan previously submitted by the Bank to the OTS and develop individual written specific workout plans for each classified asset in excess of $500,000. On a quarterly basis starting on March 31, 2011, the Board of Directors of the Bank must review an asset status report prepared by management detailing changes to classified assets and the status of workout plans and any revisions to such plans (if any).

•

By March 31, 2011, the Bank shall engage a qualified, experienced, and independent third party, acceptable to the OTS, to perform a review of at least forty percent (40%) of the construction, multi-family, nonresidential and land loan portfolios that were not classified substandard and prepare a written report setting forth their findings, including a detailed analysis for the loan classifications of each asset over $500,000. The Board must review the report and submit it to the OTS no later than September 30, 2011

•

By March 31, 2011, the Bank shall revise and submit to the OTS for review and comment its written program for identifying, monitoring and controlling risks associated with concentrations of credit. Once the Bank is notified that the revised program is acceptable, the Board of Directors of the Bank must adopt the revised program. On a quarterly basis starting on March 31, 2011, the Board of Directors of the Bank must review the appropriateness of the Bank’s concentration limits given current conditions and the Bank’s compliance with the revised program and document the review in the minutes.

•

Effective immediately, the Bank must not, without the prior written non-objection of the OTS, originate or purchase, or commit to originate and purchase construction, nonresidential mortgage or land loans subject to certain exceptions, including: (i) construction loans to facilitate the sale of lots financed by the Bank and loans for the purpose of construction of homes that are pre-sold on lots financed by the Bank; (ii) owner-occupied residential construction loans to qualified customers who have a prior existing banking relationship with the Bank; (iii) loans guaranteed by the Small Business Administration; (iv) loans to facilitate the sale of real estate owned; and (v) commercial real estate workouts. All lending subject to the exceptions must comply with the Bank’s loan policy and all applicable laws, regulations and regulatory guidance. Within 45 days of the Effective Date, the Bank must provide the OTS with a schedule of all legally binding commitments as of January 27, 2011.

•

By March 31, 2011, the Bank’s outside directors shall conduct a management study and submit the study to the Board of Directors. By May 30, 2011, the Board shall adopt a written plan to address any identified weaknesses or deficiencies noted in the management study and specific dates for completion of corrective actions and submit the written plan to the OTS within 10 days of the Board meeting to consider the management plan.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

•	Effective immediately, the Bank must comply with brokered deposit regulatory requirements.

•

Effective immediately, the Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of non-objection from the OTS.

•	Effective immediately, the Bank cannot declare or pay dividends or make any other capital distributions without the prior approval of the OTS after 30 days prior notice to the OTS.

•	Effective immediately, the Bank must comply with the prior notification requirements for changes in directors and senior executive officers set forth in applicable regulations.

•

Effective immediately, the Bank cannot enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officer or director of the Bank without providing the OTS with 45 days prior written notice of the proposed transaction. The Bank cannot make any bonus payment or otherwise increase the compensation of any of its senior executive officers or directors without providing the OTS with 45 days prior written notice of the proposed bonus or increase and receiving a written notice of non-objection from the OTS.

•	Effective immediately, the Bank cannot make any golden parachute payment or prohibited indemnification payment unless, with respect to each payment, the Bank complies with applicable regulations.

•

Effective immediately, the Bank shall not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Bank or outside the Bank’s normal course of business without providing the OTS with 45 days prior written notice of the proposed arrangement including a written determination that the arrangement or contract complies with regulatory guidance and receiving a written notice of non-objection from the OTS.

•	Effective immediately, the Bank cannot engage in new transactions with affiliates unless, with respect to each transaction the Bank complies with applicable regulations.

•

By April 30, 2011, the Bank shall ensure that all violations of law and/or regulation are corrected and adequate policies, procedures and systems are established or revised and thereafter implemented to prevent future violations.

•

Effective immediately, the Board of Directors of the Bank shall monitor and coordinate the Bank’s compliance with the Order, review and adopt all policies and procedures required by this Order prior to submission to the OTS.

•

Within 30 days after the end of each calendar quarter beginning on March 31, 2011, the Bank shall prepare a written compliance tracking report for the Board. Within 45 days after the end of each calendar quarter beginning on March 31, 2011, the Board shall review the compliance tracking report and all other reports required to be prepared by the Order, adopt a resolution certifying that each director has reviewed the compliance tracking report and all required reports and documenting any corrective actions adopted by the Board.

The Order shall remain effective until terminated, modified or suspended in writing by the OTS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking. During the six-months ended December 31, 2010, 83% of our total revenues were generated by our full-service brokerage business and 17% of our revenues were generated by our commercial banking business. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

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

Banking. We offer traditional banking products and services subject to limitations in the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”). We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes small business lending. We originate the majority of our loans internally and we believe this business model helps us build more valuable relationships with our customers. Our mortgage purchase division purchases participations in newly originated residential loans from various mortgage bankers nationwide. Southwest Securities, FSB (the “Bank”) earns substantially all of its income on the spread between the rates charged to customers on loans and the rates paid to depositors.

The “other” category includes SWS Group, Inc. (“SWS Group”), corporate administration and SWS Capital Corporation. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”).

Business Environment

Our business is sensitive to financial market conditions, which have been very volatile over the past two years. As of December 31, 2010, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average (the “DJIA”) up 11%, the Standard & Poor’s 500 Index (“S&P 500”) up 13% and the NASDAQ Composite Index (“NASDAQ”) up 17%. The DJIA closed at 11,577.51 on December 31, 2010 up from 10,428.05 at December 31, 2009 and 10,143.81 at June 25, 2010. On the other hand, the average daily volume on the NYSE declined during the second quarter of our fiscal 2011, decreasing 12% over the same period of our last fiscal year and 11% for the first six-months of fiscal 2011 compared to fiscal 2010.

Despite the current positive direction in the equity markets, the volumes in the markets and economic and regulatory uncertainty create a challenging operating environment. The national unemployment rate, which was approximately 9.4% at the end of December 2010, was down from a high of 10% at the end of December 2009 but remains at historically high levels. The Federal Reserve Board (“FRB”) reduced the federal funds target rate to 0—0.25% on December 16, 2008 and has not yet begun increasing rates. Most economists do not expect the federal funds rate will increase significantly during the remainder of our fiscal 2011.

The disruptions and developments in the general economy and the credit markets over the past three years have resulted in a range of actions by U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under the caption “Item 1. Business-Regulation” contained in our Form 10-K filed with the SEC on August 31, 2010 and “Recent Regulatory Changes”.

While many economists believe the recession ended in June 2009, unemployment and tight credit markets continue to create an unstable economic environment, and there is no guarantee that conditions will not worsen again. Texas, which was largely insulated from severe job loss and real estate market deterioration at the start of the recession, is now experiencing distress in residential and commercial real estate values and elevated unemployment. These factors have had a negative impact on our banking and brokerage operations.

Impact of Economic Environment

Brokerage. On the brokerage side of the business, volatility in the credit and mortgage markets, low interest rates and reduced volume in the stock markets continue to have an adverse impact on several aspects of our business, including depressed net interest margins, reduced liquidity and lower securities valuations.

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

We have also implemented a new FDIC sweep product that will allow our brokerage customers the ability to obtain additional FDIC insurance coverage for pending investment funds in their accounts. This product will contribute to increased revenue sharing as interest rates increase.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. All but $45.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced any reductions in our uncommitted borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. All of these actions have had a negative impact on our liquidity. Should our lenders take additional similar actions, the cost of conducting our business will increase and our volume of business could be limited. To address this liquidity risk, on January 29, 2010, we entered into a $50.0 million committed credit facility with a national bank. As of December 31, 2010, we had borrowed $44.3 million under this facility. Subsequent to December 31, 2010, we renewed this facility. The new facility provides for up to $45.0 million of secured borrowings.

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

Valuation of Securities

We trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. These securities are priced using a third-party pricing service and we review the price monthly to ensure reasonable valuation. At December 31, 2010, we held mortgage and asset-backed securities of approximately $41.2 million included in securities owned, at market value on the consolidated statements of financial condition.

Investment in Auction Rate Securities

At December 31, 2010, we held $22.3 million of auction rate municipal bonds which represented one security and 17.6% of our municipal portfolio. This security is an investment grade credit, was valued at 95.7% of par as of December 31, 2010 and was yielding less than 1% per year for the period. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance its debt when interest rates rise, there can be no certainty that this refinancing will occur. We believe valuation of this bond at 95.7% of par at December 31, 2010 reflects an appropriate discount for the current lack of liquidity in this investment.

Our customers also own $2.6 million in auction rate bonds as well as approximately $21.5 million in auction rate preferred securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

Bank. The depressed real estate market and high unemployment rate continued to negatively impact the Bank during the three-months ended December 31, 2010. Classified assets were $273.2 million at December 31, 2010 compared to $191.8 million at June 30, 2010. Classified assets as a percentage of total capital plus the allowance for loan losses increased to 140% at December 31, 2010 from 100.9% at June 30, 2010. Net charge-offs were $5.1 million for the three-months ended December 31, 2010 compared to $3.9 million in the three-months ended December 31, 2009.

The provision for loan losses was $6.7 million in the second quarter of fiscal 2011 as compared to $4.7 million in the second quarter of fiscal 2010. The allowance at December 31, 2010 was $47.0 million, or 4.58% of loans held for investment, as compared to $35.1 million, or 2.96% of loans held for investment, at June 30, 2010.

Management has implemented strategies to address the requirements of the Memorandum of Understanding (“MOU”). Because the provision of the Order are very similar to the MOU, these strategies will generally not require material modification to comply with the Order.

In the first quarter of fiscal 2011, the Bank engaged a consultant to assist with an international marketing campaign to sell $68.9 million in classified assets including performing loans, non-performing loans and real estate. The loans included in this marketing campaign were reclassified to held for sale in the first quarter of fiscal 2011, contributing $17.8 million to the provision for loan loss in the September 2010 quarter. Of these assets, $51.8 million were sold and closed in the second quarter of fiscal 2011. These sales allowed the Bank to reduce its exposure to real estate loans, reduce the total portfolio of classified assets and reduce the overall size of the Bank’s balance sheet. Management may consider additional marketing campaigns of this nature in future quarters provided that all such campaigns comply with the Order.

In addition to the sale strategy noted above, the Bank has increased staffing in its special assets department with qualified professionals to aggressively address the reduction of classified assets. Management’s goal is to reduce the level of classified assets to capital from the current level of 140% to below 40%. The Bank is aggressively reviewing all available strategies to achieve this objective and expects that it will take several quarters to reach the 40% level.

The Bank is also diligently working to reduce its exposure in commercial real estate, residential construction and land development loans. Concentration guidelines have been established and will be revised consistent with the Order to assist in managing this process.

During the second quarter of fiscal 2011, the Bank established an internal loan review department. This department along with external loan reviews will assist management in the early identification of potential problem loans.

While the banking environment remains challenging, a few statistics improved from the immediately preceding quarter. Non-performing assets (a subset of classified assets) were $103.0 million, or 6.7% of the Bank’s assets, at December 31, 2010 compared to $127.1 million, or 7.3% of the Bank’s assets, at September 30, 2010. In addition, net charge-offs for the December 2010 quarter of $5.1 million were down substantially from the $29.3 million recorded in the September 2010 quarter. The Bank’s Texas Ratio, defined as non-performing assets divided by the sum of capital plus the allowance for loan losses, was 34.83% at December 31, 2009, 58.49% at September 30, 2010 and 51.15% at December 31, 2010.

Recent Regulatory Changes

We are subject to the extensive regulatory framework applicable to savings and loan holding companies as well as federal savings associations and insurance agencies. This regulatory framework is primarily intended for the protection of depositors, the Federal Deposit Insurance Fund (“DIF”), and the banking system as a whole, rather than for the protection of stockholders and creditors. The discussion below is intended to provide an update on material regulatory changes described in the Company’s 10-K filing on August 31, 2010, the 10-Q filing on November 3, 2010 and in the Preliminary Prospectus Supplement filed December 6, 2010.

Federal statutes and Office of Thrift Supervision (“OTS”) regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. As of December, 31, 2010, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a well-capitalized institution – the Bank’s total risk-based capital ratio was 14.04%, its Tier I risk-based capital ratio was 12.79% and its Tier I (core) capital ratio was 9.43%. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant.

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulation”) and the OTS issued the Order, which are attached to this filing as exhibits. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OTS regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OTS regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of Thrift Supervision” in the Notes to the Consolidated Financial Statements contained in this report.

The FDIC insures the deposits of the Bank up to the applicable maximum in each account, or up to $250,000 per account as implemented by the Dodd-Frank Act. FDIC deposit insurance is backed by the full faith and credit of the United States government.

The FDIC’s Liquidity Guarantee Program was established on October 14, 2008 to strengthen confidence and encourage liquidity in the banking system. The FDIC Liquidity Guarantee Program had two parts, the Transaction Account Guarantee Program (“TAGP”) and the Debt Guarantee Program (“DGP”). The Bank and SWS Group elected to participate in the DGP; however, neither the

Bank nor SWS Group has issued any debt covered by the DGP. Accordingly, there is currently no cost to the Bank or SWS Group for electing to participate in the DGP.

Under the TAGP, the FDIC provided unlimited FDIC deposit insurance coverage for non-interest bearing transaction accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than one quarter of on percent (0.25%) interest per annum, and Interest on Lawyers Trust Accounts (“IOLTA”) held at participating FDIC insured institutions. The TAGP unlimited deposit insurance coverage expired on December 31, 2010.

However, the Dodd-Frank Act provided unlimited FDIC deposit insurance on noninterest-bearing transaction accounts held at all insured depository institutions for the period from January 1, 2011 through December 31, 2012. This temporary unlimited coverage is separate from, and in addition to, the coverage provided to depositors for other accounts at an insured depository institution. The original Dodd-Frank Act provisions are similar to the TAGP, but did not include NOW accounts and IOLTA accounts within the definition of noninterest-bearing transaction accounts. On December 29, 2010, an act that included a technical amendment to the definition of “non-interest bearing transaction account” to include IOLTA accounts was signed. The FDIC published a final rule on January 27, 2011 implementing these technical amendments related to including IOLTA accounts under the temporary unlimited FDIC deposit insurance coverage, effective January 1, 2011.

Under the Dodd-Frank Act, the FDIC was given much greater discretion to manage the DIF, including where to set the designated reserve ratio (“DRR”). The Dodd-Frank Act increased the DRR from 1.15 percent to 1.35 percent and left unchanged the requirement that the FDIC Board set the DRR annually. The FDIC Board must set the DRR according to the following factors: (i) risk of loss to the insurance fund; (ii) economic conditions affecting the banking industry; (iii) preventing sharp swings in the assessment rates; and (iv) any other factors it deems important. Based on those factors, the FDIC Board decided to set the DRR at 2.00 percent based on a historical analysis of losses to the DIF. The analysis showed in order to maintain a positive fund balance and steady, predictable assessment rates, the DRR must be at least 2.00 percent as a long-term, minimum goal. The DRR increase may increase FDIC deposit insurance assessments in the future.

Events and Transactions

Several material events and transactions impacted the company’s results of operations in the periods presented. A description of the transactions and the impact on our results are discussed below.

Increase in provision for loan losses. The provision for loan loss increased $2.1 million for the three-months ended December 31, 2010 and $36.8 million for the six-months ended December 31, 2010, resulting in an allowance for loan loss of $47.0 million at December 31, 2010. See discussion in “Overview—Business Environment—Impact of Economic Environment—Bank.”

Sale of 5,000,001 shares of our common stock. On October 16, 2009, we filed a shelf registration statement with the SEC providing for the sale of $150.0 million of securities. On December 9, 2009, the company closed a public offering of 4,347,827 shares of its common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase 652,174 additional shares of our common stock to cover over-allotments. We generated net proceeds, after deducting underwriting discounts and commissions, from the offerings of approximately $54.3 million. We invested $47.5 million of the net proceeds as a $20.0 million capital contribution to the Bank and a $27.5 million capital contribution to Southwest Securities. The remaining funds were used by us for general corporate purposes.

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

RESULTS OF OPERATIONS

Consolidated

Net loss for the three and six-month periods ended December 31, 2010 was $0.3 million and $21.1 million, respectively, a decrease of $6.2 million and $30.0 million, respectively, from net income of $5.9 million and $9.0 million, respectively, for the three and six-month periods ended December 31, 2009. The three and six-month periods ended December 31, 2010 and 2009 contained 68 and 131 and 67 and 130 trading days, respectively.

Southwest Securities was a custodian for $27.8 billion and $26.8 billion in total customer assets at December 31, 2010 and December 31, 2009, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-month periods ended December 31, 2010 compared to the three and six-month periods ended December 31, 2009 (dollars in thousands):

	Three-Months Ended		Six-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$94	3%	$(96)	(2)%
Commissions	(3,829)	(9)	(7,669)	(9)
Net interest	(1,542)	(6)	1,553	3
Investment banking, advisory and administrative fees	4,461	49	5,978	33
Net gains on principal transactions	(2,009)	(21)	(4,633)	(19)
Other	(2,009)	38	(1,810)	(16)

	$(4,834)	(5)%	$(6,677)	(3)%

Operating expenses:
Commissions and other employee compensation	$(2,762)	(5)%	$(5,785)	(5)%
Occupancy, equipment and computer service costs	(247)	(3)	(144)	(1)
Communications	12	—	2	—
Floor brokerage and clearing organization charges	250	26	253	13
Advertising and promotional	(469)	(40)	(820)	(38)
Provision for loan loss	2,064	44	36,820	391
Other	5,987	79	7,920	36

	$4,835	6%	$38,246	21%

Pre-tax income	$(9,669)	(108)%	$(44,923)	(322)%

Net revenues decreased for the second quarter of fiscal 2011 by $4.8 million as compared to the same period of fiscal 2010. The largest components of the decrease were in commissions, net gains on principal transactions, other revenue, and net interest revenue. The $3.8 million decrease in commissions was due primarily to a $3.2 million decrease in commissions in the institutional segment, primarily in the taxable fixed income business due to reduced market volatility. The decrease in net gains on principal transactions was driven by a decrease in trading profit in municipal distribution and in taxable fixed income due to tighter spreads and reduced customer activity from the same quarter of the prior fiscal year. The decrease in other revenue was due to a $1.6 million increase in losses on sale of loans held for sale and REO property at the Bank. The decrease in net interest was primarily due to a decrease in the average balance of loans held for investment at the Bank as compared to the same quarter in the prior fiscal year. These decreases were partially offset by an increase in investment banking, advisory and administrative fees due to an increase in the number of deals closed in the December 2010 quarter in our public finance business unit as compared to the same period last fiscal year. Additionally, there was an increase in underwriting activity in the taxable fixed income business and an increase in fees generated from advisory services in our corporate finance business unit.

Net revenues decreased for the first six-months of fiscal 2011 by $6.7 million as compared to the same period of fiscal 2010. The largest components of the decrease were in commissions, net gains on principal transactions and other revenue. The $7.7 million decrease in commissions was due primarily to an $8.7 million decrease in commissions in the institutional segment, primarily in the taxable fixed income business, as a result of reduced market volatility. This decrease was offset by an increase in commissions of $1.1 million in the retail segment. The decrease in net gains on principal transactions was driven primarily by a decrease in taxable fixed income gains due to reduced spreads from the first half of the prior fiscal year. The decrease in other revenue was primarily due to a $2.5 million increase in net losses related to the sale of REO and loans held for sale at the Bank, offset by $733,000 increase in gains on the Bank’s investments. These revenue declines were partially offset by a $1.6 million increase in net interest revenue and a $6.0 million increase in investment banking and advisory fees. The increase in net interest revenue was due primarily to a reduction in interest paid on deposits. The increase in investment banking and advisory fees was due to an increase the number of deals closed in our public finance business unit, an increase in underwritings in the taxable fixed income business as well as an increase in fees generated from advisory services in our corporate finance business unit.

Operating expenses increased $4.8 million for the three-months ended December 31, 2010 as compared to the same period of fiscal 2010. The largest increases were the provision for loan loss of $2.1 million and other expenses of $6.0 million. The increase for the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Economic Environment—Bank.” The increase in other expenses was due to: (i) an increase in the Bank’s REO write-downs of $3.7 million; (ii) a $915,000 increase in legal expenses; and (iii) a $584,000 increase in professional services and fees. In addition, in fiscal 2010, there was a one time $875,000 reversal of an accrual from the purchase of M.L. Stern & Co., LLC. The increases in the Bank’s loan loss provision and other expense were partially offset by a decrease in commission and other employee compensation of $2.8 million primarily due to a decrease in variable compensation as well as a decrease in deferred compensation expenses related to our restricted stock plan.

Operating expenses increased $38.2 million for the six-months ended December 31, 2010 as compared to the same period of fiscal 2010. The largest increase was the provision for loan loss of $36.8 million and other expenses of $7.8 million. The increase for the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Economic Environment—Bank.” The increase in other expenses was due to: (i) an increase in the Bank’s REO write-downs of $9.6 million; (ii) a $1.9 million increase in legal expenses; and (iii) a $1.7 million increase in professional services and fees. In addition, in fiscal 2010, there was a one time $875,000 reversal of an accrual from the purchase of M.L. Stern & Co., LLC. These increases were offset by the $6.3 million loss incurred in the first quarter of fiscal 2010 on a correspondent’s short sale of securities. Commission and other employee compensation expense declined $5.8 million primarily due to a decrease in variable compensation and a decrease in deferred compensation expenses related to our restricted stock plan.

Net Interest Income

We generate net interest income from our brokerage and banking segments. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the Federal Home Loan Bank (“FHLB”). Net interest income from our brokerage and banking segment were as follows for the three and six-month periods ended December 31, 2010 and December 31, 2009 (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Brokerage	$6,927	$7,256	$13,851	$13,243
Bank	17,917	19,130	38,093	37,148

Net interest	$24,844	$26,386	$51,944	$50,391

For the three and six-months ended December 31, 2010 and December 31, 2009, net interest income from our brokerage entities accounted for approximately 7% to 8% of our net revenues for all periods.

Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Daily average interest-earning assets:
Customer margin balances	$208,000	$169,000	$204,000	$161,000
Assets segregated for regulatory purposes	269,000	312,000	271,000	312,000
Stock borrowed	1,876,000	1,960,000	1,961,000	1,926,000
Daily average interest-bearing liabilities:
Customer funds on deposit, including short credits	350,000	385,000	355,000	382,000
Stock loaned	1,855,000	1,893,000	1,936,000	1,870,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For the three-months ended December 31, 2010, income tax benefit (effective rate of 53.8%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to loss before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment and increases in the value of company-owned life insurance.

For the six-months ended December 31, 2010, income tax benefit (effective rate of 32.0%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to loss before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment, increases in the value of company-owned life insurance and the valuation allowance.

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward period available under the tax law. The Company’s deferred tax assets include $844,000 which reflects the benefit of capital losses associated with its investments in certain partnership assets. In the first quarter of fiscal 2011, the Company established a valuation allowance in the amount of $844,000. The Company did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses. See additional discussion in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three and six-months ended December 31, 2010 as compared to the three and six-months ended December 31, 2009 (dollars in thousands):

	Three-Months Ended
	December 31, 2010	December 31, 2009	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$5,451	$5,266	$185	4%
Retail	29,554	30,274	(720)	(2)
Institutional	38,269	40,386	(2,117)	(5)
Banking	15,983	18,756	(2,773)	(15)
Other	1,086	495	591	>100

Total	$90,343	$95,177	$(4,834)	(5)%

Pre-tax income (loss):
Clearing	$339	$(305)	$644	>100%
Retail	1,524	1,291	233	18
Institutional	12,828	14,424	(1,596)	(11)
Banking	(5,763)	2,972	(8,735)	>(100)
Other	(9,642)	(9,427)	(215)	(1)

Total	$(714)	$8,955	$(9,669)	>(100)%

	Six-Months Ended
	December 31, 2010	December 31, 2009	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$10,822	$10,422	$400	4%
Retail	57,625	55,349	2,276	4
Institutional	80,861	89,534	(8,673)	(10)
Banking	37,173	38,058	(885)	(2)
Other	1,472	1,267	205	16

Total	$187,953	$194,630	$(6,677)	(3)%

	Six-Months Ended
	December 31, 2010	December 31, 2009	Increase/ (Decrease)	% Change
Pre-tax income (loss):
Clearing	$832	$(5,993)	$6,825	>100%
Retail	1,841	294	1,547	>100
Institutional	27,922	32,250	(4,328)	(13)
Banking	(43,761)	5,940	(49,701)	>(100)
Other	(17,825)	(18,559)	734	4

Total	$(30,991)	$13,932	$(44,923)	>(100)%

Clearing

Three-months Ended:

The following is a summary of the results for the clearing segment for the three-months ended December 31, 2010 as compared to the three-months ended December 31, 2009 (dollars in thousands):

	Three-Months Ended
	December 31, 2010	December 31, 2009	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,823	$2,730	$93	3%
Net interest	1,403	1,467	(64)	(4)
Other	1,225	1,069	156	15

Net revenues	5,451	5,266	185	4
Operating expenses	5,112	5,571	(459)	(8)

Pre-tax income (loss)	$339	$(305)	$644	>100%

Daily average customer margin balance	$110,000	$98,000	$12,000	12%

Daily average customer funds on deposit	$192,000	$219,000	$27	(12)%

Total correspondent clearing customer assets under custody were $14.2 billion and $13.3 billion at December 31, 2010 and 2009, respectively.

The following table reflects the number of client transactions processed for the three-months ended December 31, 2010 and December 31, 2009 and the number of correspondents at the end of each period.

	Three-Months Ended
	December 31, 2010	December 31, 2009
Tickets for high-volume trading firms	449,554	405,652
Tickets for general securities broker/dealers	234,685	249,856

Total tickets	684,239	655,508

Correspondents	168	187

For the three-months ended December 31, 2010 as compared to the three-months ended December 31, 2009, tickets processed for high-volume trading firms increased 11% while tickets processed for general securities broker/dealers decreased by 6%. In addition, revenue per ticket decreased approximately 1% from $4.16 for the second quarter of fiscal 2010 to $4.13 for the second quarter of fiscal 2011. The increase in tickets processed for high-volume trading firms offset by the slight decrease in tickets for general securities broker/dealers led to a 3% increase in clearing fee revenue.

Other revenue, primarily made up of fees from money market funds, increased 15% for the three-months ended December 31, 2010 as compared to the same period last fiscal year. This increase was due to a 19% increase in the administrative fee income earned by the clearing segment from the money market providers. This fee income increased due to a slight increase in short-term interest rates resulting in an increase in our revenue sharing with various money market funds.

Operating expenses decreased for the three-months ended December 31, 2010 as compared to the same period last fiscal year primarily due to a 10% decrease in other expenses from the second quarter of fiscal 2011 as compared to the second quarter fiscal 2010. This decrease was due to a decrease in legal expenses of $759,000, partially offset by an increase in professional services of $158,000 and an increase in operations and information technology expenses of $183,000.

Six-months Ended:

The following is a summary of the results for the clearing segment for the six-months ended December 31, 2010 as compared to the six-months ended December 31, 2009 (dollars in thousands):

	Six-Months Ended
	December 31, 2010	December 31, 2009	Increase/ (Decrease)	% Change
Net revenue from clearing services	$5,259	$5,355	$(96)	(2)%
Net interest	2,974	2,941	33	1
Other	2,589	2,126	463	22

Net revenues	10,822	10,422	400	4
Operating expenses	9,990	16,415	(6,425)	(40)

Pre-tax income (loss)	$832	$(5,993)	$6,825	>(100)%

Daily average customer margin balance	$111,000	$94,000	$17,000	18%

Daily average customer funds on deposit	$211,000	$224,000	$(13,000)	(6)%

The following table reflects the number of client transactions processed for the six-months ended December 31, 2010 and 2009.

	Six-Months Ended
	December 31, 2010	December 31, 2009
Tickets for high-volume trading firms	810,721	784,489
Tickets for general securities broker/dealers	440,873	469,619

Total tickets	1,251,594	1,254,108

For the six-months ended December 31, 2010 as compared to the six-months ended December 31, 2009, tickets processed for high-volume trading firms increased 3% while tickets processed for general securities broker/dealers decreased by 6%. In addition, revenue per ticket decreased approximately 2% from $4.27 for the six-months ended December 31, 2009 to $4.20 for the six-months ended December 31, 2010.

Other revenue, primarily made up of fees from money market funds, increased 22% for the six-months ended December 31, 2010 as compared to the same period last fiscal year. This increase was due to a 28% increase in the administrative fee income earned by the clearing segment from the money market providers. This fee income increased due to a slight increase in short-term interest rates resulting in an increase in our revenue sharing with various money market funds.

Operating expenses decreased for the six-months ended December 31, 2010 as compared to the same period last fiscal year. This decrease is primarily due to a decrease in other expenses of $6.3 million from the six-months ended December 31, 2009 as compared to the six-months ended December 31, 2010. There was a $6.3 million loss incurred on a correspondent’s short sale of securities in the first quarter of fiscal 2010 as well as a decrease in legal expenses of $587,000, partially offset by an increase in professional services of $155,000 and an increase in operations and information technology expenses of $363,000 in the first half of fiscal 2011.

Retail

Three-months Ended:

The following is a summary of the results for the retail segment for the three-months ended December 31, 2010 as compared to the three-months ended December 31, 2009 (dollars in thousands):

	Three-Months Ended
	December 31, 2010	December 31, 2009	% Change
Private Client Group (“PCG”)
Commissions	$14,656	$16,305	(10)%
Advisory fees	1,376	1,407	(2)
Insurance products	792	1,378	(43)
Other	106	43	>100
Net interest revenue	524	539	(3)

	17,454	19,672	(11)

Independent registered representatives (“SWS Financial”)
Commissions	7,816	6,856	14
Advisory fees	773	611	27
Insurance products	1,994	1,666	20
Other	302	230	31
Net interest revenue	214	191	12

	11,099	9,554	16

Other
Commissions	96	58	66
Advisory fees	578	593	(3)
Insurance products	274	336	(18)
Other	53	61	(13)
Net interest revenue	—	—	—

	1,001	1,048	(4)

Total net revenues	29,554	30,274	(2)
Operating expenses	28,030	28,983	(3)

Pre-tax income	$1,524	$1,291	18%

Daily average customer margin balances	$80,000	$60,000	33%

Daily average customer funds on deposit	$93,000	$128,000	(27)%

PCG representatives	186	216	(14)%

SWS Financial representatives	312	311	—

Net revenues in the retail segment decreased 2% for the three-months ended December 31, 2010 as compared to the same period last fiscal year due primarily to a decrease in commission revenue from closing one PCG office during the December 2010 quarter. This decline was partially offset by an increase in commission revenue in the independent registered representative sales force. Total customer assets were $12.6 billion at December 31, 2010 as compared to $12.9 billion at December 31, 2009. Assets under management were $615 million at December 31, 2010 as compared to $565 million at December 31, 2009.

Operating expenses decreased 3% for the three-months ended December 31, 2010 as compared to the same period last fiscal year. This decrease was primarily due to a 4% decrease in commission expense, the primary component of operating expenses in the retail segment.

Six-months Ended:

The following is a summary of the results for the retail segment for the six-months ended December 31, 2010 as compared to the six-months ended December 31, 2009 (dollars in thousands):

	Six-Months Ended
	December 31, 2010	December 31, 2009	% Change
Private Client Group
Commissions	$28,162	$29,879	(6)%
Advisory fees	2,650	2,709	(2)
Insurance products	2,057	2,301	(11)
Other	182	16	>100
Net interest revenue	1,142	1,076	6

	34,193	35,981	(5)

Independent registered representatives
Commissions	15,331	12,639	21
Advisory fees	1,501	1,103	36
Insurance products	3,632	2,994	21
Other	553	419	32
Net interest revenue	413	369	12

	21,430	17,524	22

Other
Commissions	185	98	89
Advisory fees	1,134	1,056	7
Insurance products	584	579	1
Other	99	114	(13)
Net interest revenue	—	(3)	—

	2,002	1,844	9

Total net revenues	57,625	55,349	4
Operating expenses	55,784	55,055	1

Pre-tax income	$1,841	$294	>100%

Daily average customer margin balances	$77,000	$56,000	38%

Daily average customer funds on deposit	$104,000	$131,000	(21)%

Net revenues in the retail segment increased 4% for the six-months ended December 31, 2010 as compared to the same period last fiscal year due to an increase in commission revenue of $1.1 million and an increase in insurance product sales of $399,000 as well as an increase in management and advisory fee income. Commission revenue increased due primarily to the net addition of one new advisor at SWS Financial, as well as the transition of seven advisors from the PCG group to the independent advisor group. The commissions for these representatives were included in PCG commission revenues in fiscal 2010 while in fiscal 2011, their commission was recorded in the independent representative group. The insurance product sales increases were due to an increase in volume from our independent registered representatives.

Operating expenses increased 1% for the six-months ended December 31, 2010 as compared to the same period last fiscal year. This increase was primarily due to a 3% increase in commission expense, the primary component of operating expenses in the retail segment, partially offset by a decrease in communication expenses of $302,000 and a decrease in advertising and promotional expenses of $303,000.

Institutional

Three-months Ended:

The following is a summary of the results for the institutional segment for the three-months ended December 31, 2010 as compared to the three-months ended December 31, 2009 (dollars in thousands):

	Three-Months Ended
	December 31, 2010	December 31, 2009	% Change
Commissions
Taxable fixed income	$8,140	$11,019	(26)%
Municipal distribution	4,156	4,474	(7)
Portfolio trading	3,415	3,400	—
Other	6	4	50

	15,717	18,897	(17)

Investment banking fees	10,701	6,494	65
Net gains on principal transactions	7,255	9,789	(26)
Other	179	287	(38)
Net interest revenue
Stock loan	3,113	4,328	(28)
Other	1,304	591	121

Total	38,269	40,386	(5)
Operating expenses	25,441	25,962	(2)

Pre-tax income	$12,828	$14,424	(11)%

Taxable fixed income representatives	32	31	3%

Municipal distribution representatives	24	23	4%

Average balances of interest-earning assets and interest-bearing liabilities for the three-months ended December 31, 2010 as compared to the three-months ended December 31, 2009 were as follows (in thousands):

	Three-Months Ended
	December 31, 2010	December 31, 2009
Daily average interest-earning assets:
Stock borrowed	$1,876,000	$1,960,000

Daily average interest-bearing liabilities:
Stock loaned	1,855,000	1,893,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended December 31, 2010 and December 31, 2009:

	Three-Months Ended
	December 31, 2010	December 31, 2009
Number of Issues	179	130
Aggregate Amount of Offerings	$24,903,761,000	$18,349,000,000

Net revenues from the institutional segment decreased 5% while pre-tax income was down 11% in the three-months ended December 31, 2010 as compared to the three-months ended December 31, 2009. Decreased commissions of $3.2 million was due to tighter spreads and reduced volatility primarily in taxable fixed income.

Investment banking fees were up 65% in the three-months ended December 31, 2010 as compared to the same period in the last fiscal year. Public finance represented $2.5 million of this increase while corporate finance was $1.7 million and taxable fixed income contributed $521,000. The increase in public and corporate finance was due to an increase in the number of transactions in the December 2010 quarter as compared to the December 2009 quarter. The increase in taxable fixed income was due to an increase in underwriting activity.

Net gains on principal transactions were down 26% in the three-months ended December 31, 2010 as compared to the same period last fiscal year. Municipal distribution represented $1.7 million of this decrease due to a reduction in trading profits as the market traded down for the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010.

In the three-months ended December 31, 2010, net interest revenue in the institutional segment decreased 10% over the same period of last fiscal year. The decrease was due to a 24 basis point decline in the stock lending spread. This decrease was partially offset by an increase in interest earned in our taxable inventories of $726,000.

Operating expenses were down 2% for the three-months ended December 31, 2010 as compared to the same period last fiscal year primarily due to decreases in commission expense related to the reduced revenue.

Six-months Ended:

The following is a summary of the results for the institutional segment for the six-months ended December 31, 2010 as compared to the six-months ended December 31, 2009 (dollars in thousands):

	Six-Months Ended
	December 31, 2010	December 31, 2009	% Change
Commissions
Taxable fixed income	$18,606	$27,266	(32)%
Municipal distribution	8,403	8,556	(2)
Portfolio trading	6,329	6,251	1
Other	8	9	(11)

	33,346	42,082	(21)

Investment banking fees	18,831	13,522	39
Net gains on principal transactions	19,425	24,446	(21)
Other	353	536	(34)
Net interest revenue
Stock loan	6,647	8,303	(20)
Other	2,259	645	>100

Total	80,861	89,534	(10)
Operating expenses	52,939	57,284	(8)

Pre-tax income	$27,922	$32,250	(13)%

Average balances of interest-earning assets and interest-bearing liabilities for the six-months ended December 31, 2010 as compared to the six-months ended December 31, 2009 were as follows (in thousands):

	Six-Months Ended
	December 31, 2010	December 31, 2009
Daily average interest-earning assets:
Stock borrowed	$1,961,000	$1,926,000

Daily average interest-bearing liabilities:
Stock loaned	1,936,000	1,870,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the six-month periods ended December 31, 2010 and December 31, 2009:

	Six-Months Ended
	December 31, 2010	December 31, 2009
Number of Issues	372	296
Aggregate Amount of Offerings	$35,017,444,000	$39,411,325,000

Net revenues from the institutional segment decreased 10% while pre-tax income was down 13% in the six-months ended December 31, 2010 as compared to the six-months ended December 31, 2009. Tighter spreads and reduced volatility primarily in taxable fixed income led to an $8.7 million decline in commission revenue.

Investment banking fees were up 39% in the six-months ended December 31, 2010 as compared to the same period the in last fiscal year. Public finance represented $2.5 million of this increase while corporate finance was $2.2 million and taxable fixed income contributed $1.0 million. The increase in public and corporate finance was due to an increase in the number of transactions in the six-months ended December 2010 as compared to the six-months ended December 2009. The increase in taxable fixed income was due to an increase in underwriting activity.

Net gains on principal transactions were down 21% in the six-months ended December 31, 2010 as compared to the same period last fiscal year. Taxable fixed income represented $3.1 million of this decrease while municipal distribution represented $1.3 million of the decrease.

In the six-months ended December 31, 2010, net interest revenue in the institutional segment was flat over the same period of the last fiscal year. While there was an increase in interest earned on our taxable inventories of $1.5 million due to timing of the trades by our taxable fixed income department, this increase was offset by a decrease in our stock lending interest, largely due to a 17 basis point decrease in the securities lending spread.

Operating expenses were down 8% for the six-months ended December 31, 2010 as compared to the same period last fiscal year primarily due to decreases in commission expense. The decrease in commission expense was due to the decrease in revenue produced by the institutional segment.

Banking

Three-months Ended:

The following is a summary of the results for the banking segment for the three-months ended December 31, 2010 and as compared to the three-months ended December 31, 2009 (dollars in thousands):

	Three-Months Ended
	December 31, 2010	December 31, 2009	% Change
Net interest revenue	$17,917	$19,130	(6)%
Other	(1,934)	(374)	>100

Total net revenues	15,983	18,756	(15)
Operating expenses	21,746	15,784	38

Pre-tax income (loss)	$(5,763)	$2,972	>(100)%

Net interest revenue generated by the Bank accounted for approximately 19.8% of our consolidated net revenue for the three-months ended December 31, 2010 and 20.1% for the three-months ended December 31, 2009. The decrease in net interest revenue at the Bank was due primarily to a 5% decrease in the average balance of loans held for investment and sale from December 31, 2009 to December 31, 2010 as well as a 30 basis points decrease in the average yield on these loans. Other revenue for the Bank decreased more than 100% for the three-months ended December 31, 2010 as compared to the same period last fiscal year. This decrease was primarily due to a $961,000 increase in loss on sale from loans held for sale as well as a $600,000 increase in net losses on the sale of REO property.

The Bank’s operating expenses were up 38% for the three-months ended December 31, 2010 as compared to the same period last fiscal year. This increase was due primarily to a $2.1 million increase in the Bank’s loan loss provision, as well as increased expenses for professional services and legal expenses. The increase in the Bank’s loan loss provision was due to continued deterioration in the real estate market and the Bank’s commercial real estate loan portfolio as well as the continuing uncertainty in the U.S. economy. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below. The earnings at the Bank are expected to be volatile as we continue to manage the level of classified assets and as a result of the operating restrictions set forth in the Order.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended December 31, 2010 and 2009 (dollars in thousands):

	Three-Months Ended
	December 31, 2010			December 31, 2009
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Residential – mortgage	$379,154	$5,997	6.3%	$394,750	$6,903	6.9%
Residential – construction	60,501	889	5.8	121,857	1,537	5.0
Commercial – real estate	607,063	7,377	4.8	610,108	8,465	5.5
Commercial – loans	208,367	2,823	5.4	157,512	2,291	5.8
Individual	4,227	30	2.9	4,595	84	7.3
Land	98,557	1,883	7.6	145,155	1,860	5.1
Money market	987	1	0.2	73,283	41	0.2
Federal funds sold	6,078	2	0.1	25,122	7	0.1
Interest bearing deposits in banks	5,868	1	—	11,877	1	—
Federal reserve funds	206,767	135	0.3	7,749	5	0.3
Investments – other	83,594	420	2.0	13,041	111	3.4

	$1,661,163	$19,558	4.7%	$1,565,049	$21,305	5.4%

Non-interest-earning assets:

Cash and due from banks	3,844			5,699
Other assets	35,001			45,395

	$1,700,008			$1,616,143

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$62,012	$229	1.5%	$69,921	$321	1.8%
Money market accounts	35,239	4	0.1	43,094	16	0.2
Interest-bearing demand accounts	74,362	10	0.1	87,159	37	0.2
Savings accounts	1,188,236	150	0.1	1,086,439	466	0.2
Federal Home Loan Bank advances	107,593	1,248	4.6	113,327	1,335	4.7
Other financed borrowings	5,498	—	—	—	—	—

	1,472,940	1,641	0.4%	1,399,940	2,175	0.6%
Non-interest-bearing liabilities:

Non interest-bearing demand accounts	73,616			60,008
Other liabilities	821			7,127

	1,547,377			1,467,075
Stockholders’ equity	152,631			149,068

	$1,700,008			$1,616,143

Net interest income		$17,917			$19,130

Net yield on interest-earning assets			4.3%			4.9%

(*)	Loans fees included in interest income for the three-months ended December 31, 2010 and 2009 were $879 and $1,158, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	December 31, 2010 as compared to December 31, 2009
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Loans:
Real estate – mortgage	$(906)	$(273)	$(659)	$26
Real estate – construction	(648)	(774)	252	(126)
Commercial – real estate	(1,088)	(43)	(1,050)	5
Commercial – loans	532	740	(157)	(51)
Individual	(54)	(7)	(51)	4
Land	23	(597)	913	(293)
Money markets	(40)	(40)	(3)	3
Federal funds sold	(5)	(5)	1	(1)
Federal reserve funds	130	132	—	(2)
Investments – other	309	(103)	(30)	442

	$(1,747)	$(970)	$(784)	$7

Interest expense:
Certificates of deposit	$(92)	$(36)	$(63)	$7
Money market accounts	(12)	(3)	(11)	2
Interest-bearing demand accounts	(27)	(5)	(26)	4
Savings accounts	(316)	43	(328)	(31)
Federal Home Loan Bank advances	(87)	(68)	(20)	1

	(534)	(69)	(448)	(17)

Net interest income	$(1,213)	$(901)	$(336)	$24

Six-months Ended:

The following is a summary of the results for the banking segment for the six-months ended December 31, 2010 and as compared to the six-months ended December 31, 2009 (dollars in thousands):

	Six-Months Ended
	December 31, 2010	December 31, 2009	% Change
Net interest revenue	$38,093	$37,148	3%
Other	(920)	910	>(100)

Total net revenues	37,173	38,058	(2)
Operating expenses	80,934	32,118	>100

Pre-tax income (loss)	$(43,761)	$5,940	>(100)%

In the six-months ended December 31, 2010 as compared to the six-months ended December 31, 2009, the Bank’s net revenues decreased 2%. The Bank posted a pre-tax loss of $44.0 million down from $5.9 million of pre-tax income reported in the same period of the last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 20.3% of our consolidated net revenue for the six-months ended December 31, 2010 and 19.1% for the six-months ended December 31, 2009. The increase in net interest revenue at the Bank was due primarily to a reduction in the interest paid on deposits from December 31, 2009 to December 31, 2010 despite a 20 basis points decrease in the average yield. In addition, the total average balance of the Bank’s investments increased $101.0 million in the six-months ended December 31, 2010 as compared to the same period of the prior fiscal year due to the Bank’s investment of excess liquidity in a portfolio of GNMA securities in the third quarter of fiscal 2010. Other revenue for the Bank decreased more than 100% for the six-months ended December 31, 2010 as compared to the same period last fiscal year. This decrease was primarily due to a $1.5 million increase in net losses on the sale of REO property, a $961,000 increase on the loss of loans held for sale and a decrease of $366,000 in miscellaneous income as a result of a gain earned on our limited partnership equity fund in the prior year. These decreases were partially offset by a $1.1 million gain on the sale of securities.

The Bank’s operating expenses were up 152% for the six-months ended December 31, 2010 over the same period last fiscal year. This increase was due primarily to a $36.8 million increase in the Bank’s loan loss provision, a $9.6 million increase in the Bank’s REO write-downs and a $2.9 million increase in outside loan and real-estate related services and fees. The increase in the Bank’s loan loss provision was due to continued deterioration in the real estate market and the Bank’s commercial real estate loan portfolio as well as the continuing uncertainty in the U.S. economy. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the six-month periods ended December 31, 2010 and 2009 (dollars in thousands):

	Six-Months Ended
	December 31, 2010			December 31, 2009
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
Residential – mortgage	$432,585	$13,490	6.2%	$367,088	$12,850	6.9%
Residential – construction	68,139	1,985	5.8	129,018	3,316	5.1
Commercial – real estate	623,843	15,641	5.0	600,284	16,816	5.6
Commercial – loans	205,105	5,678	5.5	153,104	4,489	5.8
Individual	4,398	82	3.7	4,640	171	7.3
Land	107,715	3,720	6.9	150,520	3,770	5.0
Money market	547	1	0.2	36,641	41	0.2
Federal funds sold	6,039	4	0.1	76,794	48	0.1
Interest bearing deposits in banks	5,534	1	—	14,984	1	—
Federal reserve funds	149,090	174	0.2	7,239	9	0.3
Investments – other	88,575	916	2.1	13,080	222	3.4

	$1,691,570	$41,692	4.9%	$1,553,392	$41,733	5.3%
Non-interest-earning assets:
Cash and due from banks	5,311			6,288
Other assets	43,965			44,878

	$1,740,846			$1,604,558

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$66,306	$511	1.5%	$70,432	$694	2.0%
Money market accounts	36,895	12	0.1	43,965	36	0.2
Interest-bearing demand accounts	87,121	47	0.1	86,262	82	0.2
Savings accounts	1,199,227	494	0.1	1,076,821	1,058	0.2
Federal Home Loan Bank advances	112,437	2,535	4.5	114,918	2,715	4.7
Federal funds purchased	32	—	—	—	—	—
Other financed borrowings	2,780	—	—	—	—	—

	1,504,798	3,599	0.5%	1,392,398	4,585	0.7%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	76,299			58,115
Other liabilities	4,086			7,840

	1,585,183			1,458,353
Stockholders’ equity	155,663			146,205

	$1,740,846			$1,604,558

Net interest income		$38,093			$37,148

Net yield on interest-earning assets			4.5%			4.7%

(*)	Loans fees included in interest income for the six-months ended December 31, 2010 and 2009 were $1,929 and $2,479, respectively.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Six-Months Ended
	December 31, 2010 as compared to December 31, 2009
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:
Loans:
Real estate – mortgage	$640	$2,292	$(1,402)	$(250)
Real estate – construction	(1,331)	(1,565)	443	(209)
Commercial – real estate	(1,175)	659	(1,764)	(70)
Commercial – loans	1,189	1,524	(250)	(85)
Individual	(89)	(8)	(85)	4
Land	(50)	(1,072)	1,428	(406)
Money markets	(40)	(40)	(5)	5
Federal funds sold	(44)	(44)	2	(2)
Federal reserve funds	165	186	(1)	(20)
Investments – other	694	(114)	(12)	820

	$(41)	$1,818	$(1,646)	$(213)

Interest expense:
Certificates of deposit	$(183)	$(41)	$(151)	$9
Money market accounts	(24)	(6)	(21)	3
Interest-bearing demand accounts	(35)	1	(35)	(1)
Savings accounts	(564)	120	(615)	(69)
Federal Home Loan Bank advances	(180)	(149)	(38)	7

	(986)	(75)	(860)	(51)

Net interest income	$945	$1,893	$(786)	$(162)

Other Segment

Three-months Ended:

Pre-tax loss from the other category was $9.6 million for the three-months ended December 31, 2010 as compared to $9.4 million for the same period last fiscal year. The change was related to an increase in other expenses of $1.8 million from a $528,000 increase in legal expenses and a $269,000 increase in trading expenses. In addition, in fiscal 2010, there was a one time $875,000 reversal of an accrual from the purchase of M.L. Stern & Co., LLC. This increase was offset by increased gains on firm inventory of $473,000, $874,000 in reduced commission expense and other employee compensation, a $123,000 decrease in occupancy, equipment and computer service expense and a $184,000 decrease in advertising and promotional expense. The decrease in commission expense and other employee compensation was due to a decrease in our deferred compensation expense related to our restricted stock plan and a decrease in our incentive compensation expense. The decrease in occupancy, equipment and computer service expense was primarily due to a decrease in software license. The decrease in advertising and promotional expense was due to a decrease in travel and entertainment expenses.

Six-months Ended:

Pre-tax loss from the other category was $17.8 million for the six-months ended December 31, 2010 as compared to $18.6 million for the same period last fiscal year. The change was primarily due to a $2.8 million decrease in commissions expense and other employee compensation. The decrease in commissions expense and other employee compensation was due to a decrease in our deferred compensation expense related to our restricted stock plan and a decrease in our incentive compensation expense. These decreases were offset primarily by an increase in other expenses of $2.3 million. The increase in other expense was due to a $878,000 increase in legal expenses and a $620,000 increase in trading expenses partially offset by a decrease in professional services of $228,000. In addition, in fiscal 2010, there was a one time $875,000 reversal of an accrual from the purchase of M.L. Stern & Co., LLC.

FINANCIAL CONDITION

Investments

The reported value of the Bank’s investment portfolio at December 31, 2010 and June 30, 2010 are summarized as follows (in thousands):

	December 31, 2010	June 30, 2010
Government-sponsored enterprises	$—	$87,685
States of the U.S. and political subdivisions	265	6,265

	$265	$93,950

The Bank sold $32.9 million of securities in the second quarter of fiscal 2011 and transferred the remaining $42.5 million of its investment portfolio to “Securities Available for Sale.” See additional discussion in “Securities Held to Maturity” and “Securities Available for Sale” in the Notes to the Consolidated Financial Statements contained in this report.

Loans and Allowance for Probable Loan Losses

The Bank grants loans to customers primarily within Texas and New Mexico. In the ordinary course of business, the Bank also purchases mortgage loans which have been originated in various areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loan terms is dependent upon the general economic conditions in Texas and New Mexico. Substantially all of the Bank’s loans are collateralized with real estate.

The allowance for probable loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management periodically evaluates the adequacy of the allowance based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. In determining the appropriate allowance at the balance sheet date, management evaluates the Bank’s historical loss percentage, concentrations of risk in the portfolio, estimated changes in the value of underlying collateral as well as changes in the volume and growth in the portfolio.

Prior to the third quarter of fiscal 2010, the Bank’s provision for loan loss computation used a three year rolling average of historical loan losses by product type to assess losses in the Bank’s loan portfolio. Product types consist of 1-4 family residential loans, 1-4 family residential construction loans, land and land development loans, commercial real estate loans, commercial loans and consumer loans. Due to accelerated deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics, the Bank’s management reevaluated its use of historical loan losses in its provision for loan loss computation. As a result of this reevaluation, in the third quarter of fiscal 2010, management reduced the historical loan loss look back period from three years to four quarters.

Due to continued deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics in the first quarter of fiscal 2011, the Bank’s management reevaluated its problem loan volume trend component in its provision for loan loss computation. The problem loan volume trend component now includes two separate calculations for criticized and classified loans. Prior to the first quarter of fiscal 2011, the Bank had one calculation for these loans. To more appropriately assess these loans, the Bank segregated these loans and applied two separate historical loss ratios, one being the regular historical loan loss ratio applied to criticized and classified loans and the other being based on distressed sale charge-off levels applied to criticized and classified loans. Also, due to the significant increase in classified loans and the Bank’s need to provide a heavier weighting for these types of loans in the Bank’s allowance calculation, the Bank segregated the assets and used the “distressed sell mark,” the fair value mark made on the loans placed in an auction, as a basis for the additional emphasis in the model.

The historical loss ratios are adjusted by an analysis of real estate market deterioration that is derived from industry data for the markets we serve, as well as information from our bank-specific losses related to real estate transactions. We also revise the historic loss ratios upward for concentrations of capital greater than 100% for the product types defined above. At December 31, 2010, our most significant concentration was in commercial real estate. Lastly, we adjust the loss ratios based on growth in the product types. Consideration of these factors resulted in an upward adjustment of our historical loss ratios over the past year. Our calculation also includes specific allocations arising from our loan impairment analysis.

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At December 31, 2010, the Bank had $7.9 million in junior lien mortgages. These loans represented less than 1% of total loans at December 31, 2010. At December 31, 2010, the Bank did not have any exposure to sub-prime loans and loans with initial teaser rates. At December 31, 2010, the Bank had $12.0 million of single family interest only loans.

At December 31, 2010, the Bank’s loan portfolio included a total of $28.0 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by OTS regulation and range from 75%-90% depending on the type of loan. At December 31, 2010, approximately 24% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at December 31, 2010, the Bank had seven loans with high loan-to-value ratios that were deemed impaired. The impairment analysis on these loans resulted in a partial charge-off of $168,000 on two loans and no impairment allocation or loss on the remaining five loans. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At December 31, 2010, the Bank’s high loan-to-value ratio loans represented 18% of total capital.

We obtain appraisals on real estate loans at the time of origination from third party appraisers approved by the Bank’s board of directors. We may also obtain additional appraisals when the borrower’s performance indicates it may default. After a loan default and foreclosure, we obtain new appraisals to determine the fair value of the foreclosed asset. We obtain updated appraisals on foreclosed properties on an annual basis until we sell the property

Management reviews the loan loss computation methodology on a quarterly basis to determine if the factors used in the calculation are appropriate. Because our problem loans and losses are concentrated in real estate-related loans, we pay particular attention to real estate market deterioration and the concentration of capital in our real estate-related loans. Improvement or additional deterioration in the residential and commercial real estate market may have an impact on these factors in future quarters. To the extent we underestimate the impact of these risks, our allowance account could be materially understated.

Loans receivable, including loans held for sale, at December 31, 2010 and June 30, 2010 are summarized as follows (in thousands):

	December 31, 2010	June 30, 2010
Residential
Mortgage loans held for sale	$162,667	$424,055
Mortgage 1-4 first liens	127,298	143,755
Mortgage 1-4 junior liens	7,850	9,040

	297,815	576,850

Construction
Residential construction	50,232	80,463
Multi-family construction	7,850	7,595
Commercial construction	53,882	40,495

	111,964	128,553

Lot and land development
Residential land	61,107	84,669
Commercial land	26,770	36,414

	$87,877	$121,083

Commercial real estate	$417,717	$514,930
Multi-family	66,092	75,408
Commercial loans	204,860	191,745
Consumer loans	4,129	4,692
Loans held for immediate sale:
Commercial real estate	8,831	—
Commercial loans	332	—
Mortgage 1-4	917	—
Residential construction	—	—
Multi-family	—	—

	10,080	—

	1,200,534	1,613,261
Allowance for probable loan loss	(47,041)	(35,141)

	$1,153,493	$1,578,120

The following table shows the scheduled maturities of certain loan categories at December 31, 2010 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 Years	Total
Commercial real estate and multi- family	$51,564	$280,026	$152,219	$483,809
Commercial loans	104,056	83,895	16,909	204,860
Construction loans	61,408	22,863	27,693	111,964

Total	$217,028	$386,784	$196,821	$800,633

	1 year or less	1-5 years	Over 5 Years	Total
Amount of loans based upon:
Floating or adjustable interest rates	$206,612	$306,791	$147,036	$660,439
Fixed interest rates	10,416	79,993	49,785	140,194

Total	$217,028	$386,784	$196,821	$800,633

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

Non-performing assets and potential problem loans as of December 31, 2010 and June 30, 2010 are as follows (dollars in thousands):

	December 31, 2010	June 30, 2010
Loans accounted for on a non-accrual basis
1-4 family	$9,554	$6,065
Lot and land development	11,184	8,776
Multi-family	16,633	2,394
Residential construction	574	3,809
Commercial real estate	20,669	16,911
Commercial loans	1,766	462
Consumer loans	134	11

	$60,514	$38,428

Non-performing loans as a percentage of total loans	5.0%	2.4%
Loans past due 90 days or more, not included above
1-4 family	—	29

	$—	$29

	December 31, 2010	June 30, 2010
REO
1-4 family	$2,512	$5,862
Lot and land development	20,155	19,565
Residential construction	5,530	7,673
Commercial real estate	9,594	11,150
Commercial loans	410	612

	$38,201	$44,862
Other repossessed assets (“ORA”)	1,157	1,332
Troubled debt restructuring	3,088	9,009

Non-performing assets	$102,960	$93,660

Non-performing assets as a percentage of Bank assets	6.7%	5.3%

Current classified loans	$170,434	$98,096

Total classified assets	$273,394	$191,756

Bank management has hired and is allocating additional resources to manage the growth in REO and non-performing assets. Management has prepared an asset-by-asset plan for these asset categories to reduce these loans and properties expeditiously. Specifically, the Bank began conducting an auction of classified assets totaling $68.9 million in September 2010. This strategy included the engagement of a consultant to assist in the disposition of certain classified assets through a national and international marketing campaign. Management’s focus on the continued reduction of these asset classes may have a material impact on future results of operations.

Total classified assets to Bank capital plus allowance for loan loss was 140% at December 31, 2010. Though classified assets increased $22.0 million from the September 2010 quarter, non-performing assets decreased $24.0 million from September 2010. Bank management is focused on expeditiously reducing this ratio through the disposal of these assets. Depending on the disposal methodology, the Bank may be required to record additional write-downs to the fair values of these assets. Management estimates that losses on the ultimate disposal of these assets could range from 0% to 50% of the recorded value. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three-month periods ended December 31, 2010 and 2009 as follows (dollars in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2010	2009	2010	2009
Balance at beginning of period	$39,191	$30,297	$44,862	$25,301
Foreclosures	24,766	13,271	36,724	29,035
Sales	(21,662)	(5,717)	(32,048)	(14,993)
Write-downs	(4,094)	(408)	(11,543)	(1,921)
Other	—	167	206	188

Balance at end of period	$38,201	$37,610	$38,201	$37,610

The following table presents non-performing assets as of December 31, 2010 by year of origination (in thousands):

Year Originated	Non-Performing Loans	REO	ORA	Troubled Debt Restructuring	Total
Fiscal 2006 or prior	$12,749	$6,634	$—	$—	$19,383
Fiscal 2007	5,307	5,965	1,045	2,051	14,368
Fiscal 2008	28,697	16,858	—	419	45,974
Fiscal 2009	9,142	8,414	112	315	17,983
Fiscal 2010	3,012	330	—	303	3,645
Fiscal 2011	1,607	—	—	—	1,607

	$60,514	$38,201	$1,157	$3,088	$102,960

An analysis of the allowance for probable loan losses for the three and six-month periods ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2010	2009	2010	2009
Balance at beginning of period	$45,389	$16,875	$35,141	$14,731
Charge-offs:
Residential construction	(387)	(118)	(1,999)	(1,086)
Lot and land development	(456)	(468)	(2,660)	(1,413)
Residential mortgage	(481)	(685)	(3,637)	(688)
Commercial real estate	(3,656)	(1,647)	(24,143)	(2,298)
Multi-family	(34)	—	(562)	—
Commercial loans	(136)	(1,051)	(1,678)	(1,104)
Consumer loans	—	—	—	(12)

Total charge-offs	$(5,150)	$(3,969)	$(34,679)	$(6,601)
Recoveries:
Residential construction	$32	$—	$157	$—
Lot and land development	9	17	96	17
Residential mortgage	4	5	14	5
Commercial real estate	18	6	28	26
Commercial loans	10	2	43	3
Consumer loans	—	—	1	—

Total recoveries	73	30	339	51

Net charge-offs	(5,077)	(3,939)	(34,340)	(6,550)
Additions charged to operations	6,729	4,665	46,240	9,420

Balance at end of period	$47,041	$17,601	$47,041	$17,601

Ratio of net charge-offs during the period to average loans outstanding during the period
	0.38%	0.27%	2.39%	0.47%

The increase in the allowance from December 31, 2009 to December 31, 2010 reflects the reclassification of $179.9 million in loans to classified assets. Additionally, other factors contributing to the increase were the continued deterioration in the real estate market in Texas as well as the continued uncertainty in the U.S. economy.

With the continued challenging economic environment and persistent high unemployment rate, the Bank frequently reviews and updates its processes and procedures for the extension of credit,

allowance for loan loss computation and internal asset review and classification. Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction. The Bank currently requires more extensive documentation and data than it did in prior years in order to classify existing loans as performing loans. The Bank is also updating appraisals more frequently, even on performing loans, and such appraisals serve as an early indicator of loan deterioration. These actions led to increases in non-performing assets and the loan loss allowance in fiscal 2010 and have continued to lead to increases in non-performing assets and the loan loss allowance during the first half of fiscal 2011.

As a result of the current economic environment and the Order, the Bank has significantly limited the growth of its loan portfolio in fiscal 2011 in order to allocate the time, resources and capital necessary to support the existing loan portfolio.

The allowance for probable loan losses is applicable to the following types of loans as of December 31, 2010 and June 30, 2010 (dollars in thousands):

	December 31, 2010			June 30, 2010
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss
Residential construction	$2,780	9.3%	5.9%	$3,362	8.0%	9.6%
Lot and land development	5,442	7.3	11.6	4,808	7.5	13.7
Residential mortgage	6,052	24.9	12.9	3,542	35.8	10.1
Commercial real estate	27,759	35.5	59.0	19,733	31.9	56.2
Multi-family	1,108	5.5	2.4	812	4.6	2.3
Commercial loans	3,880	17.1	8.2	2,853	11.9	8.1
Consumer loans	20	0.4	—	31	0.3	—

	$47,041	100.0%	100.0%	$35,141	100.0%	100.0%

At December 31, 2010, approximately 59% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 35% of its total loan portfolio. Because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio leads to more volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three and six-months ended December 31, 2010 can be found in the discussion of the banking segment’s net interest income under the caption “Results of Operations-Segment-Banking.”

The Bank had $27.5 million and $34.2 million of certificates of deposit of $100,000 or greater at December 31, 2010 and June 30, 2010, respectively. The Bank is funded primarily by deposits from

SWS’s brokerage customers. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes short-and long-term FHLB borrowings to match long-term fixed rate loan funding. At December 31, 2010, the Bank had $1,079.5 million in funds on deposit from customers of Southwest Securities, representing approximately 85% of the Bank’s total deposits and $105.4 million of FHLB borrowings. Core deposits have reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit. The Bank does not use brokered deposits to provide liquidity; consequently, the Bank is in compliance with the Order’s prohibition on the use of brokered deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The table below presents short term borrowings and advances from the FHLB which were due within one year during the three and six-month periods ended December 31, 2010 and 2009 (dollars in thousands):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2010		2009		2010		2009
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$9,260	5.1%	$6,244	4.8%	$9,260	5.1%	$6,244	4.8%
Average balance during period	9,738	5.0%	5,124	4.7%	13,721	3.7%	5,256	4.8%
Maximum balance during period	10,864	—	6,244	—	79,570	—	6,244	—

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company’s current assets and available liquidity are adequate to meet its current and future liquidity needs over the next twelve months. However, there is no assurance that our forecasts will prove to be accurate or that we will not be required to raise additional capital. As a result, from time to time, management evaluates various opportunities to supplement the Company’s current sources of liquidity and/or raise additional capital.

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $300.0 million. These lines of credit are used primarily to finance securities owned,

securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At December 31, 2010, the amount outstanding under these secured arrangements was $156.0 million, which was collateralized by securities held for firm accounts valued at $137.8 million and securities held for correspondent accounts valued at $67.5 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under “Risk Factors” in our Form 10-K filed with the SEC on August 31, 2010.

At December 31, 2010, we had $250,000 outstanding under unsecured letters of credit pledged to support our open positions with securities clearing organizations. These letters have a 1% commitment fee and are renewable semi-annually at our option.

At December 31, 2010, we had $500,000 under an outstanding unsecured letter of credit pledged to support our underwriting activities. This letter bears a 1% commitment fee and is renewable annually at our option.

We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At December 31, 2010, there were no amounts outstanding on this line other than the $750,000 under unsecured letters of credit referenced above. At December 31, 2010, we had $19.3 million available for borrowing under this line of credit.

At December 31, 2010, we had an irrevocable letter of credit agreement aggregating $50.0 million pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at December 31, 2010), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $64.4 million at December 31, 2010.

On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50.0 million committed revolving credit facility. On January 28, 2011, we renewed this facility. The new facility provides for up to $45.0 million of secured borrowings. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement requires Southwest Securities to maintain tangible net worth of $150.0 million. As of December 31, 2010, there was $44.3 million outstanding under the committed revolving credit facility, of which no amount of the total outstanding was unsecured. The $44.3 million of secured borrowings was collateralized by securities with a value of $70.2 million at December 31, 2010.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, federal funds sold to correspondent banks and vault cash. At December 31, 2010, the Bank had net borrowing capacity with the FHLB of $318.4 million. In addition, at December 31, 2010, the

Bank had the ability to borrow up to $105.7 million in funds from the Federal Reserve Bank of Dallas, each of which is described below.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate 100 basis points over the federal funds target rate. This line is used to support short-term liquidity needs and, at December 31, 2010, the Bank had $105.7 million available for borrowing and no amount outstanding.

Management believes that the Bank’s current assets and available liquidity are adequate to meet its current and future liquidity needs over the next twelve months.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At December 31, 2010, $1.1 billion of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). At December 31, 2010, this resulted in excess capital of $23.0 million over the Order capital requirement of $135.2 million of total risk-based capital and $21.9 million over the Order capital requirement of $122.2 million of Tier I (core) capital. Under federal law, the OTS may require the Bank to apply another measure of risk-weight or capital ratio that the OTS deems appropriate.

The Bank has historically met all capital adequacy requirements, and as of December 31, 2010, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a “well-capitalized institution.” At December 31, 2010, the Bank’s total risk-based capital ratio was 14.04%, its Tier I risk-based capital ratio was 12.79% and its Tier I (core) capital ratio was 9.43%. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant.

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of the Order. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OTS regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OTS regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of Thrift Supervision” in the Notes to the Consolidated Financial Statements contained in this report. Should the Bank not meet these minimums or should the OTS determine that the levels in excess of the minimum are necessary, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) could be applicable.

SWS Group contributed $23.0 million of capital to the Bank during the first quarter of fiscal 2011. This contribution allowed the Bank to meet its capital requirements and improved the Bank’s capital position.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 24 of the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended June 25, 2010.

Cash Flow

Net cash provided by operating activities was $228.5 million and net cash used in operating activities was $116.6 million for the six-months ended December 31, 2010 and December 31, 2009, respectively. The increase from fiscal 2010 to fiscal 2011 in net cash provided by operating activities was primarily due to the decrease in the Bank’s investment in purchased mortgage loans held for sale.

Net cash provided by investing activities for the six-months ended December 31, 2010 was $154.9 million and net cash used in investing activities for the six-months ended December 31, 2009 was $41.1 million. The primary reason for the increase in cash provided by investing activities was a $95.7 million decrease in the net amount invested in loans at the Bank, as well as the receipt of $47.1 million from the sale of investments, the receipt of $38.2 million from the sale of loans and $5.6 million from cash received on investments at the Bank.

Net cash used in financing activities totaled $167.0 million for the six-month period ended December 31, 2010 as compared to net cash provided by financing activities of $116.2 million in the same period of fiscal 2010. The primary reason for the decrease in the cash provided by financing activities was a decrease in deposits at the Bank and the receipt of funds from our public common stock offering in fiscal 2010.

We expect that cash flows provided by operating activities, as well as short-term borrowings will be the primary source of working capital for the next twelve months.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2009, the Board of Directors of SWS Group approved a plan authorizing the company to purchase up to 500,000 shares of its common stock from time to time in the open market for an 18-month time period ending on February 28, 2011. During the first half of fiscal 2011, no shares were purchased under this program.

On November 27, 2009, the stockholders of the SWS Group voted to increase the authorized number of shares of common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares. The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During the six-months ended December 31, 2010, the plan purchased 53,000 shares of our common stock at a cost of approximately $340,000, or $6.42 per share, and 3,203 shares were distributed to participants pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in the six-months ended December 31, 2010, we purchased 18,183 shares of common stock with a market value of $131,000, or an average of $7.22 per share, to cover tax liabilities.

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

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending. The Bank has developed and continues to enhance its policies and procedures to provide a process for managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking, and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within Texas and New Mexico. The Bank also purchases mortgage loans which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions in Texas and New Mexico. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

Interest Rate Risk. A description of the interest rate risk for the brokerage and banking units are as follows:

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	12.52%
+200	7.41%
+100	2.18%
0	0%
-50	-5.10%
-100	-10.18%

The following GAP analysis table indicates the Bank’s interest rate sensitivity position at December 31, 2010 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans	$980,964	$30,984	$54,672	$133,914
Securities and FHLB stock	48,358	—	65	140
Interest bearing deposits	229,201	—	—	—

Total earning assets	1,258,523	30,984	54,737	134,054

Interest bearing liabilities:
Transaction accounts and savings	1,125,761	—	—	—
Certificates of deposit	24,517	17,097	9,401	8,315
Borrowings	6,003	3,257	32,944	63,234

Total interest bearing liabilities	1,156,281	20,354	42,345	71,549

GAP	$102,242	$10,630	$12,392	$62,505

Cumulative GAP	$102,242	$112,872	$125,264	$187,769

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at market value” net of “Securities sold, not yet purchased, at market value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at December 31, 2010 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$2,203	$8,998	$21,015	$72,376	$104,592
Auction rate municipal bonds	22,298	—	—	—	22,298
U.S. government and government agency obligations	4,197	(19,337)	(3,396)	(8,869)	(27,405)
Corporate obligations	(819)	(6,190)	(304)	37,186	29,873

Total debt securities	27,879	(16,529)	17,315	100,693	129,358
Corporate equity	—	—	—	11,297	11,297
Other	9,567	—	—	—	9,567

	$37,446	$(16,529)	$17,315	$111,990	$150,222

Assets segregated for regulatory purposes	$—	$61,751	$—	$—	$61,751

Weighted average yield
Municipal obligations	1.9%	2.4%	3.5%	6.5%	5.5%
Auction rate municipal bonds	0.7%	—	—	—	0.7%
U.S. government and government agency obligations	0.1%	1.4%	3.3%	4.3%	2.6%
Corporate obligations	3.5%	4.8%	5.1%	6.3%	6.1%
Assets segregated for regulatory purposes	—	0.6%	—	—	0.6%

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Available-for-sale securities, at fair value
Securities available for sale	$44,580	$—	$—	$—	$44,580

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

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain “forward-looking” information and constitute “forward-looking statements” within the meaning of applicable U.S. securities legislation. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words. By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	the interest rate environment;

•	the volume of trading in securities;

•	the liquidity in capital markets;

•	the volatility and general level of securities prices and interest rates;

•	the ability to meet regulatory capital requirements administered by federal agencies, including without limitation, those established by the Order with the OTS;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for housing in Texas, New Mexico and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions, especially in Texas and New Mexico and investor sentiment and confidence;

•	the value of collateral securing the loans we hold;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	the ability to attract and retain key personnel;

•	the availability of credit lines;

•	the potential misconduct or errors on the part of employees or entities with whom business is done;

•	the ability of borrowers to meet their contractual obligations and the adequacy of our allowance for loan losses; and

•	the potential of litigation and other regulatory liability.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation and compliance, loan analysis and modifications or other contingencies.

Other factors, risks and uncertainties that could cause actual results to differ materially from our expectations discussed in this report under the headings “Overview,” “Risk Management”, “Risk Factors” and “Critical Accounting Policies and Estimates” and in “Risk Factors” in our annual report on Form 10-K filed with the SEC, and our other reports filed with and available from the SEC. These forward-looking statements are based on our current beliefs, assumptions and expectation, taking into account information that we reasonably believe to be reliable. All forward-looking statements we make speak only as of the date on which they are made, and except, as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4.	Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of December 31, 2010. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three-months ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our net interest margins may decrease based on the mix of assets in the Bank’s portfolio and our investment strategy.

In recent years, interest rates have declined to levels that have negatively impacted the net interest margin at the Bank. Furthermore, as our banking business moves from a real estate and construction lending focus to a commercial and small business lending focus, the interest rates on our loans are likely to decline. Additionally, as we reposition the Bank’s balance sheet to include a portfolio of conservative investment securities, the net interest margin on these assets is likely to be less than we have historically earned on our loan portfolio. Our earnings and results of operations could be adversely affected by any reduction in our net interest margin due to our investment policies or market dynamics.

We may not be able to reduce our operating expenses as a way to reduce operating losses.

To the extent our net interest income declines or we face other declines in revenues, we may look to reduce our operating expenses where possible. However, we have limited control over certain costs, as such, the cost of meeting regulatory requirements and our cost to access capital or financing if needed. If we are unable to reduce our operating expenses, our results of operations could be adversely affected.

Our banking subsidiary is subject to regulatory capital requirements that may limit its operations and potential growth.

The Bank is a federal savings bank that is subject to comprehensive supervision and regulation of the OTS, including risk-based, leverage and tangible capital ratio requirements. Capital requirements may rise above normal levels when the Bank experiences deteriorating earnings and credit quality, and the OTS may increase the Bank’s capital requirements based on general economic conditions and the Bank’s particular condition, risk profile and growth plans. Our Order with the OTS provides that the Bank will maintain a total Tier I (core) capital ratio of 8% and risk-based capital ratio of 12%. Compliance with capital requirements may limit the Bank’s operations that require the intensive use of capital and could adversely affect the Bank’s ability to expand or maintain present business levels.

Our assets as of December 31, 2010 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. As of December 31, 2010, our deferred tax assets were approximately $30.6 million. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.

Recently enacted regulatory reform legislation will impose additional regulatory requirements on us. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time. SWS Group and the Bank will be subject to significant additional regulatory requirements, which may have a material impact on each or both of them, or SWS as a whole. The key effects of the Dodd-Frank Act on our business are:

•	changes to the supervisory structure for SWS Group and the Bank;

•	changes to regulatory capital requirements applicable to SWS Group and the Bank;

•	establishment of a consumer financial protection bureau with broad authority to implement new

•	consumer protection regulations; and

•	increases in the minimum reserve ratio for the deposit insurance fund of the Federal Deposit Insurance Corporation, or FDIC, to 1.35% and a change in the base for FDIC insurance assessments.

As a result of the Dodd-Frank Act, the OTS will be abolished. On July 21, 2011 (unless extended by up to six months), the Office of Comptroller of the Currency (“OCC”) will take over supervision and regulation of federal thrifts, such as the Bank, and the Federal Reserve Board, or FRB, will take over supervision and regulation of savings and loan holding companies, including SWS Group. As a result, we expect to become subject to regulatory capital and activity requirements similar to those currently imposed on bank holding companies regulated by the FRB. The Dodd-Frank Act will also require that SWS Group serve as a “source of strength” for the Bank and will eventually result in new minimum capital requirements for depository institution holding companies.

The Dodd-Frank Act also creates a new independent regulatory body, the Consumer Financial Protection Bureau, or the Bureau, which has been given broad rulemaking authority to implement the consumer protection laws that apply to banks and thrifts and to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by this new independent regulatory body.

Full implementation of the Dodd-Frank Act will require many new rules to be issued by numerous federal regulatory agencies over the next several years. Given the significance of the changes and the additional regulatory action required for many of the new provisions, we cannot predict all of the ways or the degree to which our business, financial condition and results of operations may be affected by the Dodd-Frank Act once it is fully implemented. We expect, at a minimum, that our compliance costs will increase.

The Bank is currently subject to a Cease and Desist Order which may adversely affect our business.

On February 4, 2011, the Bank entered into a Stipulation and Consent to Issuance of an Order to Cease and Desist with the Office of Thrift Supervision whereby the Bank consented to the issuance of the Order issued by the OTS.

The Order requires that, effective immediately, the Bank must maintain a Tier I (core) capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. SWS Group is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in a significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction.

The Order also restricts lending by the Bank. This restriction may reduce earnings and growth of the Bank. Depending on the level of capital raised, if any, the decrease in total assets held by the Bank, if any, and satisfaction of other aspects of the Order, the OTS can institute other corrective measures and has broad enforcement powers to impose additional restrictions on our operations. See additional discussion in “Cease and Desist Order with the Office of Thrift Supervision” in the Notes to the Consolidated Financial Statements contained in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended December 31, 2010 of our equity securities registered pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
09/25/10 to 10/29/10	88	$7.19	—	500,000
10/30/10 to 11/26/10	—	—	—	500,000
11/27/10 to 12/31/10	—	—	—	500,000

	88	$7.19	—

(1)

All of the 88 shares of common stock repurchased during the three-month period ended December 31, 2010 were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

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

SWS Group, Inc.
(Registrant)

February 9, 2011	/s/ JAMES H. ROSS
Date	(Signature)
James H. Ross
Director and Chief Executive Officer
(Principal Executive Officer)

February 9, 2011	/S/ STACY M. HODGES
Date	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2007

10.1*	Order to Cease and Desist by the Office of Thrift Supervision for Southwest Securities, FSB effective February 4, 2011

10.2*	Stipulation and Consent to Issuance of Order to Cease and Desist by the Office of Thrift Supervision for Southwest Securities, FSB, effective February 4, 2011

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith