Form 10-Q
period 2011-03-25
SWS GROUP INC
filed 2011-05-04
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2011

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

As of April 29, 2011, there were 32,568,359 shares of the registrant’s common stock, $.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 25, 2011 and June 25, 2010

(In thousands, except par values and share amounts)

	March	June
	(Unaudited)
Assets
Cash and cash equivalents	$274,022	$27,190
Assets segregated for regulatory purposes	232,021	284,827
Receivable from brokers, dealers and clearing organizations	2,169,587	1,889,400
Receivable from clients, net	243,348	216,574
Loans held for sale	67,818	424,055
Loans, net	912,881	1,154,065
Securities owned, at market value	266,592	245,587
Securities held to maturity	35,525	87,140
Securities purchased under agreements to resell	57,974	30,507
Goodwill	7,552	7,552
Securities available for sale	1,813	1,388
Other assets	154,504	162,406

	$4,423,637	$4,530,691

Liabilities and Stockholders’ Equity
Short-term borrowings	$185,400	$110,000
Payable to brokers, dealers and clearing organizations	2,083,918	1,819,995
Payable to clients	390,089	420,672
Deposits	1,120,090	1,488,804
Securities sold under agreements to repurchase	7,217	12,389
Securities sold, not yet purchased, at market value	93,736	67,594
Drafts payable	27,233	27,346
Advances from Federal Home Loan Bank	96,809	132,821
Other liabilities	61,714	67,676

	4,066,206	4,147,297

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,324,008 shares at March 25, 2011; issued 33,312,140 and outstanding 32,342,190 shares at June 25, 2010	3,331	3,331
Additional paid-in capital	326,525	326,462
Retained earnings	35,115	61,893
Accumulated other comprehensive income – unrealized holding loss, net of tax of $255 at March 25, 2011 and $81 at June 25, 2010	637	304
Deferred compensation, net	3,282	3,176
Treasury stock (988,132 shares at March 25, 2011 and 969,950 shares at June 25, 2010, at cost)	(11,459)	(11,772)

Total stockholders’ equity	357,431	383,394
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,423,637	$4,530,691

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the three and nine-months ended March 25, 2011 and March 26, 2010

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Revenues:
Net revenues from clearing operations	$2,805	$2,476	$8,065	$7,832
Commissions	32,915	35,215	110,010	119,979
Interest	31,606	36,224	107,180	118,397
Investment banking, advisory and administrative fees	7,271	7,895	31,537	26,183
Net gains on principal transactions	10,544	7,776	30,386	32,251
Other	4,352	5,661	13,898	17,017

Total revenue	89,493	95,247	301,076	321,659
Interest expense	11,566	12,246	35,196	44,028

Net revenues	77,927	83,001	265,880	277,631

Non-interest expenses:
Commissions and other employee compensation	52,841	53,032	168,884	174,860
Occupancy, equipment and computer service costs	8,375	8,607	25,320	25,696
Communications	3,254	3,370	9,811	9,925
Floor brokerage and clearing organization charges	1,112	1,008	3,296	2,939
Advertising and promotional	702	881	2,057	3,056
Provision for loan loss	4,727	25,000	50,967	34,420
Other	10,317	9,402	39,937	31,102

Total non-interest expenses	81,328	101,300	300,272	281,998

Loss before income tax benefit	(3,401)	(18,299)	(34,392)	(4,367)
Income tax benefit	(1,254)	(6,759)	(11,167)	(1,779)

Net loss	(2,147)	(11,540)	(23,225)	(2,588)
Net gain/(loss) recognized in other comprehensive loss, net of tax of $(57) and $(3) for the three-months ended March 25, 2011 and March 26, 2010, respectively and $174 and $4 for the nine-months ended March 25, 2011 and March 26, 2010, respectively.	(110)	1	333	(22)

Comprehensive loss	$(2,257)	$(11,539)	$(22,892)	$(2,610)

Loss per share – basic
Net loss	$(0.07)	$(0.35)	$(0.71)	$(0.09)

Weighted average shares outstanding – basic	32,501,344	32,544,021	32,510,570	29,489,035

Loss per share – diluted
Net loss	$(0.07)	$(0.35)	$(0.71)	$(0.09)

Weighted average shares outstanding – diluted	32,501,344	32,544,021	32,510,570	29,489,035

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended March 25, 2011 and March 26, 2010

(In thousands)

(Unaudited)

	For the Nine-Months Ended
	March 25, 2011	March 26, 2010
Cash flows from operating activities:
Net loss	$(23,225)	$(2,588)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,477	5,232
Amortization of premiums/discounts on loans purchased	(106)	(138)
Amortization of premiums /discounts on investment securities	146	4
Provision for doubtful accounts on firm receivables	405	720
Provision for loan loss and write downs on real estate owned properties	64,316	38,029
Deferred income tax benefit	(4,388)	(5,251)
Allowance for deferred tax asset	844	—
Deferred compensation for deferred compensation plan and restricted stock plan	3,402	4,382
Loss (gain) on sale of loans	661	(902)
Loss on disposition/sale of fixed assets	6	5
Loss on sale of real estate	3,027	1,549
Gain on the sale of investment securities	(81)	—
Gain on issuer’s redemption of investment securities	(1,078)	—
Equity in earnings of unconsolidated ventures	(177)	(1,687)
Gain on the sale of securities available for sale	—	(16)
Dividend received on investment in Federal Home Loan Bank stock	(19)	(12)
Shortfall for taxes on vesting of restricted stock	314	120
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	52,806	10,940
Net change in broker, dealer and clearing organization accounts	(16,264)	(73,792)
Net change in client accounts	(57,762)	(13,643)
Net change in loans held for sale	363,452	(59,320)
Increase in securities owned	(21,005)	(59,110)
Increase in securities purchased under agreements to resell	(27,467)	(12,044)
Increase in other assets	(11,385)	(13,800)
Increase (decrease) in drafts payable	(113)	3,137
Increase in securities sold, not yet purchased	26,142	15,436
Decrease in other liabilities	(8,818)	(9,102)

Net cash provided by (used in) operating activities	349,110	(171,851)

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned properties	(2,399)	(5,788)
Proceeds from fixed asset transactions	—	86
Proceeds from the sale of real estate	41,748	20,400
Proceeds from the sale of loans	40,895	—
Loan originations and purchases	(283,513)	(304,379)
Loan repayments	384,976	215,277
Cash paid on investments	(35,525)	(83,447)
Proceeds from the sale of investment securities	75,555	2,925
Proceeds from the issuer’s redemption of investment securities	7,347	—
Proceeds from the cash received on investments	5,557	650
Proceeds from the sale of Federal Home Loan Bank stock	2,886	267
Purchases of Federal Home Loan Bank stock	(1,460)	—

Net cash provided by (used in) investing activities	236,067	(154,009)

	For the Nine-Months Ended
	March 25, 2011	March 26, 2010
Cash flows from financing activities:
Payments on short-term borrowings	$(4,278,782)	$(2,168,900)
Cash proceeds from short-term borrowings	4,349,782	2,265,900
Cash proceeds from other financing activities	4,400	—
Increase (decrease) in deposits	(368,714)	146,102
Advances from the Federal Home Loan Bank	418,644	997
Payments on advances from the Federal Home Loan Bank	(454,656)	(8,579)
Payment of cash dividends on common stock	(3,578)	(8,285)
Shortfall for taxes on vesting of restricted stock	(314)	(120)
Cash receipts on securities sold under agreements to repurchase	(5,172)	3,411
Net proceeds from secondary offering	—	54,700
Proceeds related to the deferred compensation plan	385	499
Purchase of treasury stock related to the deferred compensation plan	(340)	(228)

Net cash (used in) provided by financing activities	(338,345)	285,497

Net increase (decrease) in cash and cash equivalents	246,832	(40,363)
Cash and cash equivalents at beginning of period	27,190	96,253

Cash and cash equivalents at end of period	$274,022	$55,890

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$670	$1,461

Foreclosures on loans	$40,089	$41,485

Transfer of securities from held to maturity to available for sale	$42,519	$—

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$33,237	$46,718

Income taxes	$1,635	$7,055

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 25, 2011 and March 26, 2010

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 25, 2011, and for the three and nine-months ended March 25, 2011 and March 26, 2010, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 25, 2010 filed on Form 10-K. Amounts included for June 25, 2010 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month. The Bank’s third quarter financial statements are prepared as of March 31, 2011. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant inter-company balances and transactions have been eliminated.

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

Due to continued deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics in the first quarter of fiscal 2011, the Bank’s management reevaluated its problem loan volume trend component in its provision for loan loss computation. The problem loan volume trend component now includes two separate calculations for criticized and classified loans. Prior to the first quarter of fiscal 2011, the Bank had one calculation for these loans. To more appropriately assess these loans, the Bank segregated these loans and applied two separate historical loss ratios, one being the regular historical loan loss ratio applied to criticized and classified loans and the other being based on distressed sale charge-off levels applied to criticized and classified loans. Also, due to the significant increase in classified loans and the Bank’s need to provide a heavier weighting for these types of loans in the Bank’s allowance calculation, the Bank segregated the assets and used the “distressed sell mark,” which is the fair value adjustment made on the loans placed in an auction, as a basis for the additional emphasis in the model.

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

The portion of deferred tax assets derived from operating losses are realized when the Company generates consolidated taxable income within the carry-back and carry-forward periods. Based on the Company’s history of generating taxable income and the Company’s projection for future taxable income over the carry-forward period, management believes that it is more likely than not that the Company will realize all of its deferred tax assets derived from operating losses. However, the amount of deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced.

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward period available under the tax law. The Company’s deferred tax assets include $844,000 which reflects the benefit of capital losses associated with its investments in certain partnership assets. In the first quarter of fiscal 2011, the Company established a valuation allowance in the amount of $844,000. As of March 25, 2011, the Company did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses.

At March 25, 2011, the Company had approximately $1,329,000 of unrecognized tax benefits. The Company’s net liability increased $208,000 from June 25, 2010 to March 25, 2011 due to unrecognized tax benefits related to tax positions taken on previously filed returns and returns expected to be filed in the current year. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability was accrued interest and penalties, net of federal benefit, of $254,000 as of March 25, 2011 and $273,000 as of June 25, 2010. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense, net of federal benefit, was approximately $1,075,000 as of March 25, 2011 and $848,000 as of June 25, 2010.

With limited exceptions, the Company is no longer subject to U.S. federal, state or local tax audits by taxing authorities for tax years preceding 2006. The examination of the Company’s returns by a state agency for the tax years ended December 31, 2006 through 2008 was concluded with no material adjustments.

Income tax benefit for the three and nine-month periods ended March 25, 2011 and March 26, 2010 (effective rate of 36.9% and 36.9% in the three-month periods ended March 25, 2011 and March 26, 2010, respectively, and 32.5% and 40.7% in the nine-month periods ended March 25, 2011 and March 26, 2010, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal 2011 and 2010 ) to loss before income tax benefit and is comprised of the following (in thousands):

	Three-Months Ended		Nine-Months Ended
	2011	2010	2011	2010
Income tax benefit at the statutory rate	$(1,190)	$(6,404)	$(12,037)	$(1,528)
Tax exempt interest	(231)	(184)	(651)	(558)
Tax exempt income from company-owned life insurance (“COLI”)	(148)	(114)	(614)	(545)
State income taxes, net of federal tax benefit	24	(93)	464	710
Non-deductible meals and entertainment	48	78	125	218
Non-deductible compensation	245	—	630	—
Valuation allowance	—	—	844	—
Other, net	(2)	(42)	72	(76)

	$(1,254)	$(6,759)	$(11,167)	$(1,779)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of March 25, 2011 and June 25, 2010 are presented below (in thousands):

	March	June
	2011	2010
Deferred tax assets:
Employee compensation plans	$11,380	$11,787
Allowance for probable loan losses	18,235	12,625
Bad debt reserve	1,724	1,847
Deferred rent	1,666	1,675
Fixed assets, net	—	202
Gain on sale of loans deferred	686	804
Investment in unconsolidated ventures	123	384
State taxes	1,446	1,155
Other	860	643

Total gross deferred tax assets	$36,120	$31,122

Deferred tax liabilities:
Securities available for sale	$(319)	$(145)
Extraordinary gain	(239)	(239)
Fixed assets, net	(639)	—
Other	(70)	(99)

Total gross deferred tax liabilities	(1,267)	(483)

Valuation allowance	(844)	—

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$34,009	$30,639

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value accounting establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the primary market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. Assets and liabilities utilizing Level 1 inputs include the following: (a) the Company’s investment in U.S. Home Systems, Inc. (“USHS”) common stock; (b) the Company’s deferred compensation plan’s investment in Westwood Holdings Group, Inc. (“Westwood”) common stock; (c) the Company’s investment in government guaranteed bonds purchased under the Temporary Liquidity Guarantee Program (“TLGP”); and (d) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

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

The Company held one municipal auction rate bond with a par amount of $23,300,000 that was classified as a Level 3 security at both March 25, 2011 and June 25, 2010. This security is an investment grade credit, was valued at 95.7% of par, or $22,298,000, at both March 25, 2011 and June 25, 2010, and yielded less than 1% per year for both periods. The interest rate on the bond is based on the LIBOR rate. The discount on the value of the bond is due to a lack of marketability. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. The Company currently has the ability to hold this investment until maturity. While the Company expects the issuer of this bond to refinance the debt when LIBOR interest rates rise, there can be no certainty that this refinancing will occur. The Company believes the valuation of this bond at 95.7% of par at March 25, 2011 reflected an appropriate discount for the current lack of liquidity in this investment.

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities available for sale,” “Securities owned, at market value” and “Securities sold, not yet purchased, at market value” as of March 25, 2011 and June 25, 2010.

March 25, 2011
(in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$55,879	$—	$—	$55,879

	$55,879	$—	$—	$55,879

Securities available for sale
USHS common stock	$1,643	$—	$—	$1,643
Westwood common stock	170	—	—	170

	$1,813	$—	$—	$1,813

Securities owned, at market value
Corporate equity securities	$5,038	$—	$1,225	$6,263
Municipal obligations	—	95,288	22,298	117,586
U.S. government agency obligations	13,749	11,413	—	25,162
Corporate obligations	—	102,904	—	102,904
Other	877	13,800	—	14,677

	$19,664	$223,405	$23,523	$266,592

Securities sold, not yet purchased, at market value
Corporate equity securities	$880	$—	$—	$880
U.S. government agency obligations	59,890	2,101	—	61,991
Corporate obligations	—	30,289	—	30,289
Other	32	544	—	576

	$60,802	$32,934	$—	$93,736

Grand total	$16,554	$190,471	$23,523	$230,548

June 25, 2010
(in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$62,167	$—	$—	$62,167

	$62,167	$—	$—	$62,167

Securities available for sale
USHS stock	$1,146	$—	$—	$1,146
Westwood stock	242	—	—	242

	$1,388	$—	$—	$1,388

	Level 1	Level 2	Level 3	Total
Securities owned, at market value
Corporate equity securities	$10,893	$—	$1,841	$12,734
Municipal obligations	—	109,844	22,298	132,142
U.S. government agency obligations	13,710	5,808	—	19,518
Corporate obligations	—	70,844	—	70,844
Other	994	9,355	—	10,349

	$25,597	$195,851	$24,139	$245,587

Securities sold, not yet purchased, at market value
Corporate equity securities	$925	$—	$—	$925
Municipal obligations	—	17	—	17
U.S. government agency obligations	45,225	101	—	45,326
Corporate obligations	—	20,867	—	20,867
Other	31	428	—	459

	$46,181	$21,413	$—	$67,594

Grand total	$42,971	$174,438	$24,139	$241,548

There were no transfers between Level 1 and Level 2 for the nine-months ended March 25, 2011.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Total
Beginning balance at June 25, 2010	$1,841	$22,298	$24,139
Unrealized gains	2	—	2

Ending balance at September 24, 2010	1,843	22,298	24,141
Sales/redemption	(18)	—	(18)

Ending balance at December 31, 2010	1,825	22,298	24,123
Sales/redemption	(600)	—	(600)

Ending balance at March 25, 2011	$1,225	$22,298	$23,523

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in “Net gains on principal transactions” on the consolidated statements of loss and comprehensive loss.

The total unrealized gain included in earnings that related to assets still held for the three and nine-month periods ended March 25, 2011 was $0 and $2,000, respectively.

Substantially all of SWS’s brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

EMPLOYEE BENEFITS

Stock Option Plans. There were no active stock option plans at March 25, 2011. All outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) may still be exercised until their contractual expiration date occurs. Options granted under the 1996 Plan have a maximum ten-year term, and all options are fully vested.

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

During the first nine months of fiscal 2011, the Board of Directors approved grants to various officers and employees totaling 64,151 shares with a weighted average market value of $6.16 per share. In the first nine months of fiscal 2010, the Board of Directors approved grants to various officers and employees totaling 146,844 shares with a weighted average market value of $14.76 per share. SWS recorded deferred compensation in “Additional paid-in capital” of approximately $395,000 in fiscal 2011 and $2,016,000 in fiscal 2010. For the three and nine-months ended March 25, 2011, SWS recognized compensation expense related to restricted stock grants of approximately $354,000 and $901,000, respectively. For the three and nine-months ended March 26, 2010, SWS recognized compensation expense related to restricted stock grants of approximately $530,000 and $2,151,000, respectively.

At March 25, 2011, the total number of unvested shares outstanding under the Restricted Stock Plan was 213,274 and the total number of shares available for future grants was 351,531.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with original maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts up to $250,000. In accordance with the Dodd-Frank Act, non-interest bearing transaction accounts are temporarily covered under FDIC insurance until December 31, 2012. At March 25, 2011 and June 25, 2010, cash balances included $751,000 and $13,988,000, respectively, that were not federally insured because they represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk with respect to such deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At March 31, 2011 and June 30, 2010, these reserve balances amounted to $4,099,000 and $10,776,000, respectively.

INVESTMENTS

SWS has interests in three investment partnerships that are accounted for under the equity method, which approximates fair value. One is a limited partnership venture capital fund to which SWS has committed $5,000,000. As of March 25, 2011, SWS had fulfilled its $5,000,000 commitment. Based on a review of the fair value of this limited partnership investment, SWS determined that its share of the investments made by the limited partnership should be valued at $2,114,000 as of March 25, 2011. SWS recorded a net gain on this investment for the three-months ended March 25, 2011 of $7,000 and a net loss on this investment for the nine-months ended March 25, 2011 of $180,000. In comparison, during the three and nine-months ended March 26, 2010, SWS recorded net gains of $885,000 and $1,263,000, respectively, on this investment.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of March 31, 2011, the Bank had invested $3,000,000 of its aggregate $5,000,000 commitment to the two funds. During the three and nine-months ended March 31, 2011, the Bank recorded net gains of $493,000 and $357,000, respectively, related to these two investments. In comparison, during the three and nine-months ended March 31, 2010, the Bank recorded losses of $1,000 and gains of $334,000, respectively, related to these two investments. During the three and nine-months ended March 31, 2011, the Bank received a $306,000 distribution from one of these investments.

SECURITIES HELD TO MATURITY

Securities held to maturity consist of the following;

(in thousands)	March 31, 2011		June 30, 2010
	Recorded Value	Fair Value	Recorded Value	Fair Value
GNMA securities	$35,525	$35,525	$80,875	$82,149
Municipal bonds	—	—	6,265	6,948

Total	$35,525	$35,525	$87,140	$89,097

On March 31, 2011, the Bank purchased GNMA securities at a cost of $35,525,000 including a premium of $525,000. The premium is amortized over an average life of 15 years using the interest method. These securities are classified as held to maturity and are accounted for at amortized cost.

In the third quarter of fiscal 2010, the Bank purchased GNMA securities at a cost of $83,047,000 including a premium of $837,000. The premium was being amortized over an average life of four years using the interest method. The Bank recorded $0 and $151,000 in amortization of the premium during the three and nine-month periods ended March 31, 2011, respectively. During the three and nine-month periods ended March 31, 2011, the Bank received $26,000 and $6,234,000 of principal and interest payments, respectively, recording $26,000 and $983,000 in interest, respectively. In December 2010, the Bank sold $32,955,000 of the GNMA securities for $32,976,000, generating a realized gain of $21,000. The Bank sold these securities in order to increase the Bank’s capital ratios by reducing the Bank’s asset base. As a result of this sale, it was determined that the remaining balance of the GNMA securities was no longer held to maturity and was reclassed to securities available for sale. These securities were marked to market with any unrealized gain/loss being recorded to other comprehensive income. The remaining balance of the GNMA securities was sold in January 2011, yielding a gain of $60,000.

In addition, at June 30, 2010, the Bank held municipal bonds from state and political subdivisions. The Bank recorded amortization of the discount on these securities of $0 and $7,100 for the three-months ended March 31, 2011 and 2010, respectively. The Bank recorded amortization of the discount on these securities of $4,900 and $20,900 for the nine-months ended March 31, 2011 and 2010, respectively. During the first half of fiscal 2011, $6,004,000 of these securities were redeemed, resulting in a gain of $1,078,000. In February 2011, the remaining $265,000 of these securities were redeemed at no gain.

The amortized cost and estimated fair value of investments held to maturity at March 31, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Securities Held to Maturity
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	35,525	35,525

	$35,525	$35,525

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 25, 2011, SWS held TLGP bonds with a market value of $55,879,000 and cash of approximately $176,142,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at March 25, 2011.

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

The following table summarizes the cost and market value of these investments at March 25, 2011 and June 25, 2010 (dollars in thousands):

	Shares	Original	Gross Unrealized	Gross Unrealized	Market
	Held	Cost	Gains	Losses	Value
March 25, 2011
USHS	357,154	$914	$729	$—	$1,643
Westwood	4,216	7	163	—	170

Securities available for sale		$921	$892	$—	$1,813

	Shares	Original	Gross Unrealized	Gross Unrealized	Market
	Held	Cost	Gains	Losses	Value
June 25, 2010
USHS	357,154	$914	$232	$—	$1,146
Westwood	6,383	89	153	—	242

Securities available for sale		$1,003	$385	$—	$1,388

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 25, 2011 and June 25, 2010, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March	June
Receivable
Securities failed to deliver	$17,533	$11,096
Securities borrowed	2,066,510	1,798,910
Correspondent broker/dealers	40,849	44,998
Clearing organizations	30,618	20,958
Other	14,077	13,438

	$2,169,587	$1,889,400

Payable
Securities failed to receive	$18,232	$17,705
Securities loaned	2,041,780	1,775,693
Correspondent broker/dealers	12,283	11,669
Other	11,623	14,928

	$2,083,918	$1,819,995

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At March 25, 2011, SWS had collateral of $2,066,404,000 under securities lending agreements, of which SWS had repledged $1,993,459,000. At June 25, 2010, SWS had collateral of $1,798,791,000 under securities lending agreements, of which SWS had repledged $1,732,411,000.

LOANS HELD FOR SALE

Loans held for sale consist of originated loans that were held for investment that management subsequently decided to sell as well as purchased loans held for sale.

Originated loans that are now available for sale (referred to as “other loans held for sale”) are valued at the lower of cost or market as determined by the negotiated sales price or if no sales price is yet determined, at an agreed upon acceptance price as determined by a third party valuation and management.

Other loans held for sale were transferred to the held for sale category in anticipation of immediate disposition. These were classified loans that were being marketed through an international marketing campaign. The fair value of these loans was determined using a discounted cash flow model to reflect the return required for immediate disposition of a distressed loan. These loans were valued using Level 3 valuation methodologies, see further discussion of Level 3 methodologies in “Fair Value of Financial Instruments.”

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

The recorded and fair values of loans held for sale were as follows:

(in thousands)

	March 31, 2011		June 30, 2010
	Recorded Value	Fair Value	Recorded Value	Fair Value
Mortgage purchase program	$60,603	$60,737	$424,055	$424,986
Other loans held for sale	7,215	7,215	—	—

Total	$67,818	$67,952	$424,055	$424,986

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loans is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable, excluding held for sale, at March 31, 2011 and June 30, 2010 are summarized as follows (in thousands):

	March	June
Loans receivable:
Construction	$79,420	$128,552
Lot and land development	70,602	121,214
Residential mortgage	127,525	153,031
Commercial real estate	431,294	515,274
Multi-family	55,344	75,481
Commercial loans	192,851	191,694
Consumer loans	3,673	4,692

	960,709	1,189,938
Unamortized premiums and discounts	(514)	(732)

	960,195	1,189,206
Allowance for probable loan losses	(47,314)	(35,141)

	$912,881	$1,154,065

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

The analysis of the allowance for loan losses for the three and nine-months ended March 31, 2011 and 2010 and the recorded investment in loans receivable at March 31, 2011 and 2010 was as follow (in thousands):

	Three-Months Ended March 31, 2011			Three-Months Ended March 31, 2010
	Real-Estate	Non-Real Estate	Total	Real-Estate	Non-Real Estate	Total
Allowance for credit losses:
Balance at beginning of period	$43,141	$3,900	$47,041	$15,661	$1,940	$17,601
Charge-offs	(4,298)	(298)	(4,596)	(12,094)	(155)	(12,249)
Recoveries	130	12	142	39	4	43

Net charge-offs	(4,168)	(286)	(4,454)	(12,055)	(151)	(12,206)
Additions charged to operations	3,993	734	4,727	24,326	674	25,000

Balance at end of period	$42,966	$4,348	$47,314	$27,932	$2,463	$30,395

Ending balance: individually evaluated for impairment	$1,275	$209	$1,484	$36	$33	$69

Ending balance: collectively evaluated for impairment	$41,691	$4,139	$45,830	$27,896	$2,430	$30,326

Financing receivables:
Balance at end of period	$763,640	$196,555	$960,195	$990,958	$192,275	$1,183,233

Ending balance: individually evaluated for impairment	$82,278	$4,806	$87,084	$33,605	$384	$33,989

Ending balance: collectively evaluated for impairment	$681,362	$191,749	$873,111	$957,353	$191,891	$1,149,244

	Nine-Months Ended March 31, 2011			Nine-Months Ended March 31, 2010
	Real-Estate	Non-Real Estate	Total	Real-Estate	Non-Real Estate	Total
Allowance for credit losses:
Balance at beginning of period	$32,257	$2,884	$35,141	$13,412	$1,319	$14,731
Charge-offs	(37,299)	(1,976)	(39,275)	(17,579)	(1,271)	(18,850)
Recoveries	425	56	481	61	33	94

Net charge-offs	(36,874)	(1,920)	(38,794)	(17,518)	(1,238)	(18,756)
Additions charged to operations	47,583	3,384	50,967	32,038	2,382	34,420

Balance at end of period	$42,966	$4,348	$47,314	$27,932	$2,463	$30,395

The allowance to ending loan balance ratio as of March 31, 2011 and March 31, 2010 was 4.93% and 2.57%, respectively.

Loans receivable on non-accrual status as of March 31, 2011 and June 30, 2010 were as follows (in thousands):

	March 31, 2011	June 30, 2010
Real estate:
1-4 family	$3,334	$6,065
Lot and land development	20,261	8,776
Multi-family	16,633	2,394
Residential construction	7,345	3,809
Commercial real estate	24,607	16,911
Non-real estate:
Commercial loans	3,673	462
Consumer loans	81	11

	$75,934	$38,428

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. The average recorded investment in non-accrual loans was approximately $61,633,000 during the nine-months ended March 31, 2011 and $29,653,000 during the nine-months ended March 31, 2010. The Bank did not recognize any income on non-accrual loans during the three and nine-months ended March 31, 2011 and March 31, 2010.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of March 31, 2011 and June 30, 2010 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment( *)	Interest Income Recognized( #)
March 31, 2011 With no related allowance recorded:
1-4 family	$3,181	$3,510	$—	$6,933	$—
Lot and land development	21,320	24,007	—	11,508	50
Multi-family	16,633	16,815	—	8,666	—
Residential construction	7,345	7,816	—	2,508	—
Commercial real estate	19,766	22,318	—	14,163	—
Commercial loans	3,359	4,136	—	1,428	—
Consumer loans	80	217	—	118	—

	71,684	78,819	—	45,324	50

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment( *)	Interest Income Recognized( #)
With an allowance recorded:
1-4 family	$2,372	$2,372	$387	$3,370	$115
Lot and land development	170	170	5	1,505	9
Multi-family	—	—	—	4,835	—
Residential construction	232	232	2	78	12
Commercial real estate	11,259	11,259	881	14,121	536
Commercial loans	1,367	1,366	209	414	61

	15,400	15,399	1,484	24,323	733

Total
1-4 family	5,553	5,882	387	10,303	115
Lot and land development	21,490	24,177	5	13,013	59
Multi-family	16,633	16,815	—	13,501	—
Residential construction	7,577	8,048	2	2,586	12
Commercial real estate	31,025	33,577	881	28,284	536
Commercial loans	4,726	5,502	209	1,842	61
Consumer loans	80	217	—	118	—

	$87,084	$94,218	$1,484	$69,647	$783

(*)	Represents the average of each month-end recorded investment for the nine-months ended March 31, 2011.
(#)

Represents interest income recognized on impaired loans for the nine-months ended March 31, 2011. No material amount of interest income was recognized on impaired loans for the nine-months ended March 31, 2010.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment( *)	Interest Income Recognized( #)
June 30, 2010 With no related allowance recorded:
1-4 family	$6,177	$6,915	$—	$4,091	$—
Lot and land development	9,514	10,040	—	5,879	127
Multi-family	2,394	4,896	—	802	—
Residential construction	3,839	4,039	—	4,377	—
Commercial real estate	9,350	12,983	—	7,626	—
Commercial loans	462	997	—	1,297	—
Consumer loans	11	17	—	4	—

	31,747	39,887	—	24,076	127

With an allowance recorded:
1-4 family	—	—	—	1,352	—
Lot and land development	1,626	1,626	450	2,082	—
Multi-family	—	—	—	1,207	—
Residential construction	—	—	—	1,543	—
Commercial real estate	7,561	7,574	2,761	3,130	—
Commercial loans	—	—	—	456	—
Consumer loans	—	—	—	5	—

	9,187	9,200	3,211	9,775	—

Total
1-4 family	6,177	6,915	—	5,443	—
Lot and land development	11,140	11,666	450	7,961	127
Multi-family	2,394	4,896	—	2,009	—
Residential construction	3,839	4,039	—	5,920	—
Commercial real estate	16,911	20,557	2,761	10,756	—
Commercial loans	462	997	—	1,753	—
Consumer loans	11	17	—	9	—

	$40,934	$49,087	$3,211	$33,851	$127

(*) Represents the average recorded investment for the twelve-months ended June 30, 2010.

( # ) Represents interest income recognized on impaired loans for the twelve-months ended June 30, 2010.

In compliance with the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”), the Bank implemented processes to continuously monitor the credit quality of the loan portfolio as well as compliance with both internal policies and regulatory guidance. These processes include an internal credit review department and the use of external credit review consultants. Reports provided by these groups to management and the Board assist in overall risk mitigation for the loan portfolio and with compliance with the Order. See “Cease and Desist Order with the Office of Thrift Supervision.”

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables, excluding loans held for sale, as of March 31, 2011 and June 30, 2010 (in thousands):

	Pass	Special Mention(*)	Substandard(#)	Total
March 31, 2011
1-4 family	$106,619	$46	$20,684	$127,349
Lot and land development	31,209	—	39,310	70,519
Multi-family	33,163	6,255	15,907	55,325
Residential construction	31,618	1,565	16,467	49,650
Commercial real estate	342,307	3,321	115,169	460,797
Commercial loans	179,329	257	13,296	192,882
Consumer loans	3,665	—	8	3,673

	$727,910	$11,444	$220,841	$960,195

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2010
1-4 family	$138,470	$876	$13,449	$152,795
Lot and land development	90,870	—	30,213	121,083
Multi-family	64,169	16,440	2,394	83,003
Residential construction	70,178	—	10,285	80,463
Commercial real estate	463,019	13,462	78,944	555,425
Commercial loans	187,344	—	4,401	191,745
Consumer loans	4,681	—	11	4,692

	$1,018,731	$30,778	$139,697	$1,189,206

(*) These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.

(#) These loans exhibit well defined weaknesses that could jeopardize the ultimate collection of all or part of the debt. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate for substandard assets, does not have to exist in individual assets classified as “Substandard”.

The following tables highlight the age analysis of the Bank’s financing receivables as of March 31, 2011 and June 30, 2010 (in thousands):

Age Analysis of Past Due Financing Receivables

As of March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
March 31, 2011
1-4 family	$2,776	$866	$1,326	$4,968	$122,381	$127,349	$—
Lot and land development	799	1,686	2,717	5,202	65,317	70,519	—
Multi-family	1,576	—	2,260	3,836	51,489	55,325	—
Residential construction	289	722	3,945	4,956	44,694	49,650	—
Commercial real estate	2,674	4,127	4,993	11,794	449,003	460,797	—
Commercial loans	2,773	295	700	3,768	189,114	192,882	—
Consumer loans	76	—	109	185	3,488	3,673	—

Total	$10,963	$7,696	$16,050	$34,709	$925,486	$960,195	$—

Age Analysis of Past Due Financing Receivables

As of June 30, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
June 30, 2010
1-4 family	$2,384	$1,158	$3,302	$6,844	$145,951	$152,795	$29
Lot and land development	1,150	4,134	2,708	7,992	113,091	121,083	—
Multi-family	—	—	2,394	2,394	80,609	83,003	—
Residential construction	—	367	1,701	2,068	78,395	80,463	—
Commercial real estate	168	2,845	6,181	9,194	546,231	555,425	—
Commercial Loans	32	—	263	295	191,450	191,745	—
Consumer loans	1	—	—	1	4,691	4,692	—

Total	$3,735	$8,504	$16,549	$28,788	$1,160,418	$1,189,206	$29

During the three-months ended March 31, 2011, the Bank sold $4,400,000 of participations in certain loans subject to small business administration (“SBA”) guarantees with a total unpaid principal balance of $4,563,000. The guaranteed portion of these loans are subject to a 90-day recourse period related to the borrower’s timely payments, and sale accounting for the participations has been deferred until this recourse period has expired. As such, included in the Bank’s loan and short-term borrowing balances at March 31, 2011, was $4,400,000 of loans sold prior to March 31, 2011. The amounts sold represent the guaranteed portion of the SBA loans. The non-guaranteed portion of the loans was retained by the Bank. Additionally, loan origination fees of $380,000 received by the Bank related to the guaranteed portion of these loans will be deferred until the 90-day recourse period has expired, at which time this amount will be recognized as income.

Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are further segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans receivable was $988,014,000 and $1,264,675,000 at March 31, 2011 and June 30, 2010, respectively.

REAL ESTATE OWNED (“REO”) AND OTHER REPOSSESSED ASSETS

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount, and are included in other assets on the consolidated statement of financial condition. REO and other repossessed assets are valued using Level 3 valuation methodologies, see further discussion of Level 3 methodologies in “Fair Value of Financial Instruments.” For those investments where the REO is valued at market, the value is determined by third party appraisals, or if the REO is being sold in an auction, by accepted bid amount. For those REO assets that are in an auction and a bid has not been accepted, a fair value estimate is derived by utilizing market data including appraised value adjusted for distressed sales. In certain circumstances, the Company adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation. These adjustments are largely based on the historical loss on sales of REO properties. Included in other repossessed assets are land leases which are valued using a discounted cash flow analysis. The fair value of REO and other repossessed assets was $28,144,000 and $46,194,000 at March 31, 2011 and June 30, 2010, respectively. The amount of additional write-downs required to reflect current fair value was $1,806,000 and $13,349,000 for the three and nine-months ended March 31, 2011, respectively, and $1,687,000 and $3,608,000 for the three and nine-months ended March 31, 2010, respectively.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at March 25, 2011 and June 25, 2010, which are carried at market value, consist of the following (in thousands):

	March	June
Securities owned
Corporate equity securities	$6,263	$12,734
Municipal obligations	117,586	132,142
U.S. government agency obligations	25,162	19,518
Corporate obligations	102,904	70,844
Other	14,677	10,349

	$266,592	$245,587

	March	June
Securities sold, not yet purchased
Corporate equity securities	$880	$925
Municipal obligations	—	17
U.S. government agency obligations	61,991	45,326
Corporate obligations	30,289	20,867
Other	576	459

	$93,736	$67,594

Certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’s clearing business. See additional discussion in “Short-Term Borrowings.” Securities pledged as security deposits at clearing organizations were $2,749,000 and $2,899,000 at March 25, 2011 and June 25, 2010, respectively. Additionally, at March 25, 2011 and June 25, 2010, SWS had pledged firm securities valued at $914,000 and $1,089,000, respectively, in conjunction with securities lending activities.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At March 25, 2011, SWS held reverse repurchase agreements totaling $57,974,000, collateralized by U.S. government and government agency obligations with a market value of approximately $57,531,000. At June 25, 2010, SWS held reverse repurchase agreements totaling $30,507,000, collateralized by U.S. government and government agency obligations with a market value of approximately $30,465,000.

GOODWILL

SWS performed its annual assessment of the fair value of goodwill during fiscal 2010 in June 2010 and, based on the results of the assessment, SWS’s goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

There were no events in the nine-months ended March 25, 2011 that would trigger an interim assessment of the fair value of goodwill. SWS’s goodwill balance was $7,552,000 at March 25, 2011, of which $4,254,000 was in the clearing segment and $3,298,000 was in the institutional segment.

INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation (“Ameritrade”), to transfer its correspondent clients to the Company. This transaction closed in July 2006. Of the maximum agreed upon purchase price of $5,800,000, $2,382,000 was paid upon closing with the remainder paid on the one year anniversary of the closing date. SWS paid an additional $2,678,000 in July 2007 under the terms of the agreement. As a result of these transactions, the Company recorded a customer relationship intangible of $5,060,000. The intangible asset is amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $196,000 and $589,000, respectively, and $236,000 and $707,000, respectively, of amortization expense for the three and nine-months ended March 25, 2011 and March 26, 2010. The net intangible asset of $203,000 is included in other assets on the consolidated statements of financial condition. SWS performed its annual analysis of the impairment of its intangible asset in June 2010 and, based on its analysis, SWS’s intangible asset balance was not impaired. Nothing came to SWS’s attention in the first nine-months of fiscal 2011 that would require SWS to reperform this analysis.

SHORT-TERM BORROWINGS

Brokerage. Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $300,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate. At March 25, 2011, the amount outstanding under these secured arrangements was $136,000,000, which was collateralized by securities held for firm accounts valued at $167,949,000. At June 25, 2010, the amount outstanding under these secured arrangements was $110,000,000, which was collateralized by securities held for firm accounts valued at $167,564,000.

SWS had $250,000 outstanding under unsecured letters of credit at March 25, 2011 and June 25, 2010, pledged to support its open positions with securities clearing organizations. The letters of credit bear a 1% commitment fee and are renewable semi-annually.

At June 25, 2010, SWS had an additional unsecured letter of credit issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS that was dissolved in July 2004, in the amount $143,000. This letter of credit expired September 10, 2010.

SWS also had $500,000 outstanding under an unsecured letter of credit at March 25, 2011 and June 25, 2010, pledged to support its underwriting activities. The letter of credit bears a 1% commitment fee and is renewable annually at SWS’s option.

In addition to the broker loan lines, at March 25, 2011 and June 25, 2010, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At March 25, 2011, there were no amounts outstanding on this line, other than the $750,000 under unsecured letters of credit referenced above. At June 25, 2010, there were no amounts outstanding on this line, other than the $893,000 under unsecured letters of credit referenced above. At March 25, 2011 and June 25, 2010, the total amount available for borrowing was $19,250,000 and $19,107,000, respectively.

At both March 25, 2011 and June 25, 2010, SWS had an irrevocable letter of credit agreement aggregating $55,000,000 pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at March 25, 2011), if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $80,535,000 and $80,946,000 at March 25, 2011 and June 25, 2010, respectively.

On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50,000,000 committed revolving credit facility. The facility includes up to $15,000,000 in unsecured credit. The commitment fee is 37.5 basis points and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain tangible net worth of $150,000,000. On January 28, 2011, Southwest Securities renewed this facility. The new facility provides up to $45,000,000 of secured borrowings. As of March 25, 2011, there was $45,000,000 outstanding under the committed revolving credit facility. The $45,000,000 of secured borrowings was collateralized by securities with a value of $72,652,000 at March 25, 2011.

In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities. At March 25, 2011,

approximately $318,712,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $48,321,000 under securities loan agreements. At June 25, 2010, approximately $275,260,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $41,629,000 under securities loan agreements.

Banking. At June 30, 2010, the Bank had an agreement with an unaffiliated bank for a $30,000,000 unsecured line of credit for the purchase of federal funds with a floating interest rate. The unaffiliated bank was not obligated by this agreement to sell federal funds to the Bank. The proceeds from the line of credit were used by the Bank to support short-term liquidity needs. In December 2010, this agreement was cancelled. At June 30, 2010, there were no amounts outstanding on this line of credit.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 100 basis points. At March 31, 2011, the total amount available under this line was $83,767,000 and there was no amount outstanding.

The Bank sold $4,400,000 of participations in certain loans subject to SBA guarantees with a total unpaid principal balance of $4,563,000, during the three-months ended March 31, 2011. The guaranteed portion of these loans are subject to a 90-day recourse period related to the borrower’s timely payments, and sale accounting for the participations has been deferred until this recourse period has expired. As such, included in the Bank’s loan and short-term borrowing balances at March 31, 2011, was $4,400,000 of loans sold prior to March 31, 2011. The amounts sold represent the guaranteed portion of the SBA loans. The non-guaranteed portion of the loans was retained by the Bank. Additionally, loan origination fees of $380,000 received by the Bank related to the guaranteed portion of these loans will be deferred until the 90-day recourse period has expired, at which time this amount will be recognized as income.

DEPOSITS

Deposits at March 31, 2011 and June 30, 2010 are summarized as follows (dollars in thousands):

	March		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$72,753	6.5%	$80,590	5.4%
Interest bearing demand accounts	11,616	1.0	99,529	6.7
Savings accounts	956,014	85.4	1,197,659	80.5
Limited access money market accounts	26,911	2.4	37,929	2.5
Certificates of deposit, less than $100,000	29,052	2.6	38,861	2.6
Certificates of deposit, $100,000 and greater	23,744	2.1	34,236	2.3

	$1,120,090	100.0%	$1,488,804	100.0%

The weighted average interest rate on deposits was approximately 0.13% at March 31, 2011 and 0.25% at June 30, 2010.

At March 31, 2011, scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$20,625	$3,271	$1,078	$3,072	$1,006	$29,052
Certificates of deposit, $100,000 and greater	16,218	3,127	539	3,236	624	23,744

	$36,843	$6,398	$1,617	$6,308	$1,630	$52,796

The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

The fair value of deposits with no stated maturity, such as interest-bearing checking accounts, passbook savings accounts and advance payments from borrowers for taxes and insurance, are equal to the amount payable on demand (carrying value), as these deposits are very liquid and can reprice immediately. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of certificates of deposit was $53,447,000 and $74,155,000 at March 31, 2011 and June 30, 2010, respectively. The fair value of other deposits was $1,067,377,000 and $1,415,528,000 at March 31, 2011 and June 30, 2010, respectively.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 25, 2011 and June 25, 2010 were $7,217,000 and $12,389,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At March 31, 2011 and June 30, 2010, advances from the Federal Home Loan Bank (“FHLB”) were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$4,872	$33,714
Due within two years	14,160	9,376
Due within five years	39,267	48,050
Due within seven years	3,224	6,274
Due within ten years	9,754	5,486
Due within twenty years	25,532	29,921

	$96,809	$132,821

At March 31, 2011 (calculated at December 31, 2010), the advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $370,000,000 of collateral value (as defined) in qualifying loans. At June 30, 2010 (calculated at March 31, 2010), the advances from the FHLB had interest rates from 0.1% to 7% and were collateralized by approximately $483,000,000 of collateral value in qualifying loans.

The fair value of advances from the FHLB is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings of similar remaining maturities. The fair value of advances from the FHLB was $107,222,000 and $146,560,000 at March 31, 2011 and June 30, 2010, respectively.

REGULATORY CAPITAL REQUIREMENTS

Brokerage. The Company’s broker/dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 of the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 of the Exchange Act. At March 25, 2011, Southwest Securities had net capital of $114,231,000, or approximately 35.5% of aggregate debit balances, which was $107,787,000 in excess of its minimum net capital requirement of $6,444,000 at that date. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit items. At March 25, 2011, Southwest Securities had net capital of $98,122,000 in excess of 5% of aggregate debit items.

SWS Financial follows the primary (aggregate indebtedness) method under Exchange Act Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. At March 25, 2011, the net capital and excess net capital of SWS Financial was $926,000 and $676,000, respectively.

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

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulation”) and the OTS issued the Order. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank was deemed to be “adequately capitalized” and no longer met the definition of “well capitalized” under federal statutes and OTS regulations even though its capital ratios met or exceeded all applicable requirements under Federal law, OTS regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of Thrift Supervision.” As of June 30, 2010, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a well-capitalized institution. As of March 31, 2011, the Bank’s total risk-based capital ratio was 14.5%, resulting in $24,947,000 in excess capital over the Order’s total risk-based capital requirement of $117,517,000, and its Tier I risk-based capital ratio was 13.3% and its Tier I (core) capital ratio was 9.6%, resulting in $21,831,000 in excess capital over the Order’s Tier I (core) capital requirement of $108,391,000.

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Order’s Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:
Total risk-based capital	$142,464	14.5%	$78,345	8.0%	$97,931	10.0%	$117,517	12.0%
Tier I risk-based capital	130,222	13.3	39,172	4.0	58,759	6.0	78,345	8.0
Tier I (core) capital	130,222	9.6	54,196	4.0	67,745	5.0	108,391	8.0

June 30, 2010:
Total risk-based capital	$172,483	12.2%	$113,015	8.0%	$141,268	10.0%
Tier I risk-based capital	154,824	11.0	56,507	4.0	84,761	6.0
Tier I (core) capital	154,824	8.7	71,958	4.0	89,948	5.0

LOSS PER SHARE (“EPS”)

A reconciliation between the weighted average shares outstanding used in the calculation of basic and diluted EPS is as follows for the three and nine-month periods ended March 25, 2011 and March 26, 2010 (in thousands, except share and per share amounts):

	Three-Months Ended		Nine-Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net loss	$(2,147)	$(11,540)	$(23,225)	$(2,588)
Dividends on estimated forfeitures-restricted Stock	—	3	2	8

Adjusted net loss	$(2,147)	$(11,537)	$(23,223)	$(2,580)

Weighted average shares outstanding – basic(*)	32,501,344	32,544,021	32,510,570	29,489,035
Effect of dilutive securities:
Assumed exercise of stock options	—	—	—	—

Weighted average shares outstanding – Diluted	32,501,344	32,544,021	32,510,570	29,489,035

Loss per share – basic
Net loss	$(0.07)	$(0.35)	$(0.71)	$(0.09)

Loss per share – diluted
Net loss	$(0.07)	$(0.35)	$(0.71)	$(0.09)

(*) Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

At March 25, 2011, there were options to acquire approximately 198,000 shares of common stock outstanding under the 1996 Plan. At March 26, 2010, there were options to acquire 425,000 shares of common stock outstanding under the 1996 Plan and the SWS Group, Inc. 1997 Stock Option Plan. See “Employee Benefits.” As a result of the net loss in the three and nine-months ended March 25, 2011 and March 26, 2010, respectively, all options were anti-dilutive and were not included in the calculation of diluted weighted average shares outstanding and diluted earnings per share.

Dividends per share for the three-months ended March 25, 2011 and March 26, 2010 were $0.01 and $0.09, respectively.

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

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases common stock under a plan approved by the Board of Directors. Currently, SWS is authorized to repurchase 500,000 shares of common stock from time to time in the open market, expiring February 28, 2012. No shares were repurchased by SWS under this program during the nine-months ended March 25, 2011. As of March 26, 2010, no shares were repurchased by SWS under the program in place as of that date.

Additionally, the trustee under SWS’s deferred compensation plan periodically purchases common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in future dividends declared by SWS. The plan purchased 53,000 shares in the nine-months ended March 25, 2011, at a cost of approximately $340,000, or $6.42 per share. The plan purchased 15,099 shares in the nine-months ended March 26, 2010, at a cost of approximately $228,000, or $15.09 per share. The plan distributed 20,560 shares to participants in the nine-months ended March 25, 2011.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. As a result, 18,183 shares were repurchased with a market value of approximately $131,000, or an average price of $7.22 per share, in the nine-months ended March 25, 2011. In the nine-months ended March 26, 2010, 32,100 shares were repurchased with a market value of $459,383, or an average of $14.31 per share.

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

The “other” category includes SWS Group, corporate administration and SWS Capital. SWS Capital is a dormant entity which holds approximately $20,000 of assets. SWS Group is a holding company that owns various investments, including USHS common stock.

The following table presents the Company’s operations by the segments outlined above for the three and nine-months ended March 25, 2011 and March 26, 2010:

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended March 25, 2011

Operating revenue	$3,838	$24,928	$29,428	$(355)	$48	$57,887
Net intersegment revenues	(235)	258	151	917	(1,091)	—
Net interest revenue	1,441	668	3,363	14,226	342	20,040
Net revenues	5,279	25,596	32,791	13,871	390	77,927
Operating expenses	5,323	26,246	23,270	17,624	8,865	81,328
Depreciation and amortization	215	229	145	612	595	1,796
Income (loss) before taxes	(44)	(650)	9,521	(3,753)	(8,475)	(3,401)

Three-months ended March 26, 2010

Operating revenue	$3,539	$26,523	$28,802	$(422)	$581	$59,023
Net intersegment revenues	(207)	235	78	939	(1,045)	—
Net interest revenue	1,386	755	3,800	18,152	(115)	23,978
Net revenues	4,925	27,278	32,602	17,730	466	83,001
Operating expenses	4,829	28,244	23,068	37,852	7,307	101,300
Depreciation and amortization	243	261	141	624	501	1,770
Income (loss) before taxes	96	(966)	9,534	(20,122)	(6,841)	(18,299)

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Nine-months ended March 25, 2011

Operating revenue	$11,686	$80,998	$101,383	$(1,275)	$1,104	$193,896
Net intersegment revenues	(668)	731	321	2,850	(3,234)	—
Net interest revenue	4,415	2,223	12,269	52,319	758	71,984
Net revenues	16,101	83,221	113,652	51,044	1,862	265,880
Operating expenses	15,313	82,030	76,209	98,558	28,162	300,272
Depreciation and amortization	645	714	434	1,848	1,836	5,477
Income (loss) before taxes	788	1,191	37,443	(47,514)	(26,300)	(34,392)
Assets(*)	341,375	183,516	2,426,935	1,368,813	35,246	4,355,885

Nine-months ended March 26, 2010

Operating revenue	$11,020	$80,430	$109,388	$488	$1,936	$203,262
Net intersegment revenues	(664)	906	900	2,755	(3,897)	—
Net interest revenue	4,327	2,197	12,748	55,300	(203)	74,369
Net revenues	15,347	82,627	122,136	55,788	1,733	277,631
Operating expenses	21,244	83,299	80,352	69,970	27,133	281,998
Depreciation and amortization	730	799	416	1,843	1,444	5,232
Income (loss) before taxes	(5,897)	(672)	41,784	(14,182)	(25,400)	(4,367)
Assets(*)	371,065	186,558	1,903,873	1,704,279	26,286	4,192,061

(*) Assets are reconciled to total assets as presented in the March 25, 2011 and March 26, 2010 consolidated statements of financial condition as follows (in thousands):

	March 25, 2011	March 26, 2010
Amount as presented above	$4,355,885	$4,192,061
Reconciling items:
Unallocated assets:
Cash	5,363	8,428
Receivables from brokers, dealers and clearing organizations	31,625	55,478
Receivable from clients, net of allowances	15,696	17,849
Other assets	27,829	17,172
Unallocated eliminations	(12,761)	(2,582)

Total assets	$4,423,637	$4,288,406

COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitment and Contingencies.

Litigation. In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS Group and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violations of various federal and state securities laws. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Except as noted below, management believes that resolution of these claims will not result in any material adverse effect on SWS’s consolidated financial position, results of operations or cash flows.

The Company has been named in three lawsuits related to a bond offering that was underwritten by M.L. Stern & Co., LLC, a company purchased by SWS Group in 2008. The offering took place in November of 2005, prior to the SWS Group purchase. The lawsuit was filed in November of 2009. M.L. Stern & Co., LLC underwrote approximately 40% of the $35,000,000 offering.

The lawsuits are in the early stage of discovery and the ultimate amount of liability associated with this claim cannot currently be determined. However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred. During fiscal 2011, the Company recorded a liability of approximately $1,000,000 related to this matter.

Venture Capital Funds. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of March 31, 2011, the Bank had invested $3,000,000 of its commitment. This investment is subject to the Volcker rule provisions of the Dodd-Frank Act, which will be finalized prior to October 21, 2011.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. Total potential commitments under outstanding underwriting arrangements at March 25, 2011 were $6,083,000.

Guarantees. As of March 31, 2011, the Bank had issued stand-by letters of credit. The maximum potential amount of future payments the Bank could be required to make under the letters of credit was $688,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become part of the fully collateralized loans with total repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

Subject to the operating limitations in the Order, in the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of March 31, 2011, the Bank had unfunded commitments of $69,112,000 relating to revolving lines of credit. In addition, as of March 31, 2011, the Bank had unfunded new loans in the amount of $28,053,000.

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

ACCOUNTING PRONOUNCEMENTS

The FASB and the SEC have recently issued the following statement and interpretation, which is applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS or are not expected to have a material effect on our financial statements:

ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” In April, 2011, the FASB issued the ASU to enhance the disclosure requirements regarding receivables. The enhanced disclosures are designed to assist creditors in determining whether a modified receivable is to be considered a troubled debt restructuring, including the impact on impairment and disclosures. ASU 2011-02 is effective for the first interim or annual reporting period ending on or after June 15, 2011, which is the Company’s fiscal 2011 fourth quarter ending June 24, 2011. The Company is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements and processes.

AFFILIATE TRANSACTIONS

At June 30, 2010, two directors, together with certain members of such directors’ families, owned approximately 64% of the ownership interests of a holding company which owned a local bank and one of SWS’s executive officers owned less than 1% of the ownership interests in this bank. The Bank sold loan participations with outstanding balances of $1,862,000 and $3,400,000 at March 31, 2011 and June 30, 2010, respectively, to this local bank. The local bank and the Bank had participations in $1,404,000 of foreclosed property at both March 31, 2011 and June 30, 2010. The terms of the participation agreements resulted in payments of interest and fees to the other bank of $39,000 and $126,000 for the three and nine-months ended March 31, 2011, respectively, and $51,000 and $226,000 for the three and nine-months ended March 31, 2010. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks. In December 2010, one loan was sold and the local bank was paid $720,762 for its participation share of the net sales price. On July 31, 2010, certain assets of the local bank, including loan participations and foreclosed property, were sold to the local bank’s holding company. Affiliate transactions are subject to limitations specified in the Order. See “Cease and Desist Order with the Office of Thrift Supervision.”

CEASE AND DESIST ORDER WITH THE OFFICE OF THRIFT SUPERVISION

On February 4, 2011 (the “Effective Date”), the Board of Directors of the Bank signed the Stipulation consenting to and agreeing to the issuance by the OTS of the Order without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank. The description of the Order and the corresponding Stipulation set forth in this section or elsewhere in this filing is qualified in its entirety by reference to the Order and Stipulation, copies of which were filed as exhibits to our Form10-Q for the quarter ended December 31, 2010, which was filed with the SEC on February 9, 2011. The Memorandum of Understanding with the Office of Thrift Supervision that was entered into by the Bank and the OTS on July 13, 2010 was terminated effective February 4, 2011. Among other things, the Order provides:

•

The Bank must maintain a Tier 1 (Core) Capital Ratio equal to or greater than eight percent (8%) after the funding of an adequate Allowance for Loan and Lease Losses (“ALLL”) and a Total Risk-Based Capital Ratio equal to or greater than twelve percent (12%) (the “Minimum Levels”). On March 31, 2011, the Bank complied with these requirements with a Total Risk-Based Capital Ratio of 14.5% and a Tier 1 (Core) Capital Ratio of 9.6%.

•

The Bank submitted to the OTS for review and comment a written capital plan to maintain the Bank’s capital at the Minimum Levels for the quarterly periods from January 1, 2011 through December 31, 2013. On a quarterly basis, the Board of Directors of the Bank must review a report prepared by management detailing deviations from the capital plan and related corrective actions (if any).

•

Within 15 days after the Bank fails to meet the Minimum Levels or the Bank fails to submit or comply with the capital plan, the Bank must submit a contingency plan that is acceptable to the OTS that details the actions to be taken to: (a) consummate a merger or acquisition by another federally insured depository institution, or (b) voluntarily liquidate by filing an appropriate application with the OTS. Upon written notification from the OTS, this contingency plan must be implemented immediately and the Bank must provide the OTS with written status reports no later than the 1st and 15th day of each month following implementation of the contingency plan.

•

The Bank must implement and adhere to the business plan previously submitted by the Bank to the OTS and any material modifications are subject to the prior written approval of the OTS after a 45 day review period. On a quarterly basis starting on March 31, 2011, the Board of Directors of the Bank must review a report prepared by management detailing deviations from the business plan and related corrective actions (if any). The Bank modified the business plan when it completed the capital plan. The OTS will review these modifications as part of its review of the capital plan.

•

The Bank must implement and adhere to the classified asset reduction plan previously submitted by the Bank to the OTS and develop individual written specific workout plans for each classified asset in excess of $500,000. On a quarterly basis starting on March 31, 2011, the Board of Directors of the Bank must review an asset status report prepared by management detailing changes to classified assets and the status of workout plans and any revisions to such plans (if any).

•

The Bank engaged a qualified, experienced, and independent third party, acceptable to the OTS, to perform a review of at least forty percent (40%) of the construction, multi-family, nonresidential and land loan portfolios that were not classified substandard and prepare a written report setting forth their findings, including a detailed analysis for the loan classifications of each asset over $500,000. The Board must review the report and submit it to the OTS no later than September 30, 2011

•

The Bank submitted to the OTS for review and comment its written program for identifying, monitoring and controlling risks associated with concentrations of credit. Once the Bank is notified that the revised program is acceptable, the Board of Directors of the Bank must adopt the revised program. On a quarterly basis starting on March 31, 2011, the Board of Directors of the Bank must review the appropriateness of the Bank’s concentration limits given current conditions and the Bank’s compliance with the revised program and document the review in the minutes.

•

The Bank must not, without the prior written non-objection of the OTS, originate or purchase, or commit to originate and purchase construction, nonresidential mortgage or land loans subject to certain exceptions, including: (a) construction loans to facilitate the sale of lots financed by the Bank and loans for the purpose of construction of homes that are pre-sold on lots financed by the Bank; (b) owner-occupied residential construction loans to qualified customers who have a prior existing banking relationship with the Bank; (c) loans guaranteed by the Small Business Administration; (d) loans to facilitate the sale of real estate owned; and (e) commercial real estate workouts. All lending subject to the exceptions must comply with the Bank’s loan policy and all applicable laws, regulations and regulatory guidance. The Bank provided the OTS with a schedule of all legally binding commitments as of January 27, 2011.

•

The Bank’s outside directors conducted a management study and submitted the study to the Board of Directors. By May 30, 2011, the Board must adopt a written plan to address any identified weaknesses or deficiencies noted in the management study and specific dates for completion of corrective actions and submit the written plan to the OTS within 10 days of the Board meeting to consider the management plan.

•	The Bank must comply with brokered deposit regulatory requirements.

•

The Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of non-objection from the OTS.

•	The Bank cannot declare or pay dividends or make any other capital distributions without the prior approval of the OTS after 30 days prior notice to the OTS.

•	The Bank must comply with the prior notification requirements for changes in directors and senior executive officers set forth in applicable regulations.

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

•	The Bank cannot make any golden parachute payment or prohibited indemnification payment unless, with respect to each payment, the Bank complies with applicable regulations.

•

The Bank cannot enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Bank or outside the Bank’s normal course of business without providing the OTS with 45 days prior written notice of the proposed arrangement including a written determination that the arrangement or contract complies with regulatory guidance and receiving a written notice of non-objection from the OTS.

•	The Bank cannot engage in new transactions with affiliates unless, with respect to each transaction the Bank complies with applicable regulations.

•

By April 30, 2011, the Bank must ensure that all violations of law and/or regulation are corrected and adequate policies, procedures and systems are established or revised and thereafter implemented to prevent future violations.

•	The Board of Directors of the Bank must monitor and coordinate the Bank’s compliance with the Order, review and adopt all policies and procedures required by this Order prior to submission to the OTS.

•

Within 30 days after the end of each calendar quarter beginning on March 31, 2011, the Bank must prepare a written compliance tracking report for the Board. Within 45 days after the end of each calendar quarter beginning on March 31, 2011, the Board must review the compliance tracking report and all other reports required to be prepared by the Order, adopt a resolution certifying that each director has reviewed the compliance tracking report and all required reports and documenting any corrective actions adopted by the Board.

The Order will remain effective until terminated, modified or suspended in writing by the OTS. As of March 31, 2011, the Bank was in compliance with the terms of the Order.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking. During the nine-months ended March 25, 2011, 81% of our total revenues were generated by our full-service brokerage business and 19% of our revenues were generated by our commercial banking business. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

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

Revenues in the institutional segment are derived from the net interest spread on stock loan transactions, commission and trading income from fixed income and equity products and investment banking fees from corporate and municipal securities transactions.

Banking. We offer traditional banking products and services subject to limitations in the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”). We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes small business lending. We originate the majority of our loans internally and we believe this business model helps us build more valuable relationships with our customers. Our mortgage purchase division purchases participations in newly originated residential loans from various mortgage bankers nationwide. Southwest Securities, FSB (the “Bank”) earns substantially all of its revenues on the spread between the rates charged to customers on loans and the rates paid to depositors.

The “other” category includes SWS Group, Inc. (“SWS Group”), corporate administration and SWS Capital Corporation. SWS Capital Corporation is a dormant entity. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”).

Business Environment

Our business is sensitive to financial market conditions, which have been volatile over the past three years. As of March 25, 2011, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average (the “DJIA”) up 13%, the Standard & Poor’s 500 Index (“S&P 500”) up 13% and the NASDAQ Composite Index (“NASDAQ”) up 15%. The DJIA closed at 12,220.59 on March 25, 2011 up from 10,850.36 at March 26, 2010 and 10,143.81 at June 25, 2010. On the other hand, the average daily volume on the NYSE declined during the third quarter of our fiscal 2011, decreasing 6% over the same period of our last fiscal year and 12% for the first nine-months of fiscal 2011 compared to fiscal 2010.

Despite the current positive direction in the equity markets, the volumes in the markets and economic and regulatory uncertainty have created a challenging operating environment for us. The national unemployment rate, which was approximately 8.8% at the end of March 2011, is down from a high of 10% at the end of December 2009 but remains at historically high levels. The Federal Reserve Board (“FRB”) reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and has not yet begun increasing rates. Many economists do not expect the federal funds rate to increase significantly during the remainder of 2011.

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

While economists believe the recession ended in June 2009, unemployment and tight credit markets continue to create a fragile economic environment, and there is no guarantee that conditions will not worsen again. Texas, which was largely insulated from severe job loss and real estate market deterioration at the start of the recession, has now experienced distress in residential and commercial real estate values as well as elevated unemployment. These factors have had a negative impact on our banking and brokerage operations.

Impact of Economic Environment

Brokerage. On the brokerage side of the business, volatility in the credit and mortgage markets, low interest rates and reduced volume in the stock markets continue to have an adverse impact on several aspects of our business, including depressed net interest margins, reduced liquidity and lower securities valuations.

Net Interest Margins

Historically, the profitability of the brokerage business has been dependent upon net interest income. We earn net interest income on the spread between the rates earned and paid on customer and correspondent balances as well as from our securities lending business. With interest rates at historically low levels, the spread we are able to earn is depressed, primarily from the extremely low yields on our assets segregated for regulatory purposes portfolio. Additionally, the spread in our securities lending business has declined. Lastly, because the yields on money market funds have declined significantly, revenue sharing arrangements with our primary money market fund sweep providers have been substantially reduced. We do not expect any significant changes in these dynamics until short-term interest rates begin to rise.

We have taken actions to mitigate the impact of the margin contraction by renegotiating arrangements with our clearing customers, changing the mix of our assets segregated for regulatory purposes and developing new business in our securities lending portfolio. Despite these actions, profits from net interest remain depressed.

We have also implemented a new FDIC sweep product that will eventually allow our brokerage customers the ability to obtain additional FDIC insurance coverage for pending investment funds in their accounts. This product will contribute to increased revenue sharing as interest rates increase.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. All but $45.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced any reductions in our uncommitted borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. All of these actions have had a negative impact on our liquidity. Should our lenders take additional similar actions, the cost of conducting our business will increase and our volume of business could be limited. To address this liquidity risk, we entered into a committed credit facility with a national bank that provides for up to $45 million of secured borrowings. As of March 25, 2011, we had borrowed $45.0 million under this facility.

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

Valuation of Securities

We trade mortgage and asset-backed securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. These securities are priced using a third-party pricing service and we review the price monthly to ensure reasonable valuation. At March 25, 2011, we held mortgage and asset-backed securities of approximately $52.8 million included in securities owned, at market value on the consolidated statements of financial condition.

Investment in Auction Rate Securities

At March 25, 2011, we held $22.3 million of auction rate municipal bonds which represented one security and 19.0% of our municipal portfolio. This security is an investment grade credit, was valued at 95.7% of par as of March 25, 2011 and was yielding less than 1% per year for the period. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance its debt when LIBOR interest rates rise, there can be no certainty that this refinancing will occur. We believe valuation of this bond at 95.7% of par at March 25, 2011 reflects an appropriate discount for the current lack of liquidity in this investment.

Our customers also own $2.6 million in auction rate bonds as well as approximately $5.5 million in auction rate preferred securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

Bank. The banking environment remains challenging and continues to have a negative impact on the Bank’s earnings. Asset quality at the Bank, while not declining as rapidly as a year ago, remains at unacceptable levels. Primarily due to these asset quality issues, the Bank signed the Order on February 4, 2011.

Classified assets were $255.3 million at March 31, 2011 compared to $273.4 million at December 31, 2010 and $191.8 million at June 30, 2010. Classified assets as a percentage of total capital plus the allowance for loan losses was 132.7% at March 31, 2011 versus a target ratio of 40%. Non-performing assets (a subset of classified assets) were $104.6 million, or 7.6% of the Bank’s assets, at March 31, 2011 compared to $103.0 million, or 6.7% of the Bank’s assets, at December 31, 2010 and $93.4 million, or 5.3% of the Bank’s assets, at June 30, 2010. The Bank’s Texas Ratio, defined as non-performing assets divided by the sum of capital plus the allowance for loan losses, was 54.1% at March 31, 2011, 51.2% at December 31, 2010 and 39.4% at March 31, 2010.

The loan loss allowance at March 31, 2011 was $47.3 million, or 4.93% of loans held for investment, as compared to $47.0 million, or 4.58% of loans held for investment, at December 31, 2010 and $35.1 million, or 2.96% of loans held for investment, at June 30, 2010.

Management has implemented strategies to address asset quality and the requirements of the Order. Specifically, management has implemented balance sheet reduction strategies by aggressively selling classified assets and reducing the size of the mortgage purchase loan portfolio. The liquidity provided by these actions has been carefully managed to allow reduction in the total balance sheet size while maintaining significant levels of balance sheet liquidity.

In the first quarter of fiscal 2011, the Bank engaged a consultant to assist with an international marketing campaign to sell $68.9 million in classified assets including performing loans, non-performing loans and real estate. The loans included in this marketing campaign were reclassified to held for sale in the first quarter of fiscal 2011, contributing $17.8 million to the provision for loan loss in the September 2010 quarter. Of these assets, $57.8 million have been sold and closed through the third quarter of fiscal 2011. These sales allowed the Bank to reduce its exposure to real estate loans, reduce the total portfolio of classified assets and reduce the overall size of the Bank’s balance sheet.

In addition to the sale strategy noted above, the Bank has increased staffing in its special assets department with qualified professionals to aggressively address the reduction of classified assets. Management’s goal is to reduce the level of classified assets to capital from the current level of 132.7% to below 40%. The Bank is aggressively reviewing all available strategies to achieve this objective and expects that it will take several quarters to reach the 40% level.

The Bank is also diligently working to reduce its exposure in commercial real estate, residential construction and land development loans. As a result of establishing concentration guidelines in fiscal 2011, the Bank has been able to reduce its concentration levels.

During the third quarter of fiscal 2011, the Bank established an internal loan review department. This department along with external loan reviews assists management in the early identification of potential problem loans.

Recent Events

On March 20, 2011, we entered into an agreement with Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners (“Oak Hill”). Pursuant to the agreement, and once all necessary regulatory and stockholder approvals are obtained, we will:

•	obtain a $100.0 million, five year, unsecured loan from the investors;

•

issue warrants to each investor allowing such investor to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant (assuming each investor exercises its warrant); and

•

grant the investors certain rights, including certain registration rights, preemptive rights, and the right for each investor to appoint one person to our Board of Directors so long as such investor owns 9.9% or more of all of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding common stock.

We entered into this transaction to ensure that the broker/dealer business lines would operate smoothly in the future, the Bank would maintain adequate capital ratios under the Order, and the Bank could continue to reduce classified assets in a strategic and efficient manner.

Upon funding of the transaction, we will contribute $80.0 million of the proceeds of the term loan to the Bank unless otherwise agreed by each of the investors. The remaining $20.0 million will be held in reserve at SWS Group and will be deployed in the future for capital needs at the Bank or, subject to the consent of the investors, for other corporate purposes. The transaction is subject to various closing conditions, including stockholder and regulatory approvals, and there is no assurance the transaction will close.

Recent Regulatory Changes

We are subject to the extensive regulatory framework applicable to savings and loan holding companies as well as federal savings associations and insurance agencies. This regulatory framework is primarily intended for the protection of depositors, the Federal Deposit Insurance Fund (“DIF”), and the banking system as a whole, rather than for the protection of stockholders and creditors. The discussion below is intended to provide an update on material regulatory changes described in our 10-K filing on August 31, 2010 and the 10-Q filings on November 3, 2010 and February 9, 2010.

Federal statutes and Office of Thrift Supervision (“OTS”) regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized,

significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. As of March 31, 2011, the Bank’s total risk-based capital ratio was 14.5%, its Tier I risk-based capital ratio was 13.3% and its Tier I (core) capital ratio was 9.6%.

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulation”) and the OTS issued the Order. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank was deemed to be “adequately capitalized” and no longer met the definition of “well capitalized” under federal statutes and OTS regulations even though its capital ratios met or exceeded all applicable requirements under Federal law, OTS regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of Thrift Supervision” in the Notes to the Consolidated Financial Statements contained in this report.

Events and Transactions

Several material events and transactions impacted our results of operations in the periods presented. A description of the transactions and the impact on our results are discussed below.

Increase in provision for loan losses. The provision for loan loss increased $16.5 million for the nine-months ended March 31, 2011 compared to the nine-months ended March 31, 2010. See discussion in “Overview—Business Environment—Impact of Economic Environment—Bank.”

Sale of 5,000,001 shares of our common stock. On October 16, 2009, we filed a shelf registration statement with the SEC providing for the sale of $150.0 million of securities. On December 9, 2009, we closed a public offering of 4,347,827 shares of common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase 652,174 additional shares of our common stock to cover over-allotments. We generated net proceeds, after deducting underwriting discounts and commissions, from the offerings of approximately $54.3 million. We invested $47.5 million of the net proceeds as a $20.0 million capital contribution to the Bank and a $27.5 million capital contribution to Southwest Securities. The remaining funds were used for general corporate purposes.

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

RESULTS OF OPERATIONS

Consolidated

Net loss for the three and nine-month periods ended March 25, 2011 was $2.1 million and $23.2 million, respectively, as compared to a net loss of $11.5 million and $2.6 million, respectively, for the three and nine-month periods ended March 26, 2010. The three and nine-month periods ended March 25, 2011 and March 26, 2010 contained 58 and 189 and 58 and 188 trading days, respectively.

Southwest Securities was a custodian for $28.1 billion and $26.7 billion in total customer assets at March 25, 2011 and March 26, 2010, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-month periods ended March 25, 2011 compared to the three and nine-month periods ended March 26, 2010 (dollars in thousands):

	Three-Months Ended		Nine-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$329	13%	$233	3%
Commissions	(2,300)	(7)	(9,969)	(8)
Net interest	(3,938)	(16)	(2,385)	(3)
Investment banking, advisory and administrative fees	(624)	(8)	5,354	20
Net gains on principal transactions	2,768	36	(1,865)	(6)
Other	(1,309)	(23)	(3,119)	(18)

	$(5,074)	(6)%	$(11,751)	(4)%

Operating expenses:
Commissions and other employee compensation	$(191)	—	$(5,976)	(3)%
Occupancy, equipment and computer service costs	(232)	(3)	(376)	(1)
Communications	(116)	(3)	(114)	(1)
Floor brokerage and clearing organization charges	104	10	357	12
Advertising and promotional	(179)	(20)	(999)	(33)
Provision for loan loss	(20,273)	(81)	16,547	48
Other	915	10	8,835	28

	$(19,972)	(20)%	$18,274	6%

Pre-tax income	$14,898	81%	$(30,025)	(688)%

Net revenues decreased for the third quarter of fiscal 2011 by $5.1 million as compared to the same period of fiscal 2010. The largest components of the decrease were in commissions, other revenue and net interest revenue. The $2.3 million decrease in commissions was due primarily to a $1.0 million decrease in commissions in the institutional segment, primarily in the taxable fixed income business due to reduced market volatility, and a $1.3 million decrease in commissions in the retail segment due to the closing of a Private Client Group (“PCG”) office in December 2010 and reduced advisor count in PCG. The decrease in other revenue was due primarily to a decrease in the gains on our investment in a limited partnership venture capital fund. The decrease in net interest revenue was primarily due to a decrease in the average balance of total loans at the Bank as compared to the same quarter in the prior fiscal year. These decreases were partially offset by an increase in net gains on principal transactions of $2.8 million. This gain was primarily in the institutional segment and resulted from an increase in trading profits as the market traded up for the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010.

Net revenues decreased for the first nine-months of fiscal 2011 by $11.8 million as compared to the same period of fiscal 2010. The largest components of the decrease were in commissions, net gains on principal transactions, other revenue and net interest revenue. The $10.0 million decrease in commissions was due primarily to a $9.7 million decrease in commissions in the institutional segment, primarily in the taxable fixed income business, as a result of reduced market volatility. The decrease in net gains on principal transactions was driven primarily by a decrease in taxable fixed income gains due to reduced spreads compared to the first half of the prior fiscal year. The decrease in other revenue was primarily due to an increase in net losses on the sale of real estate owned (“REO”) property and loans held for sale offset by a gain on the sale of securities at the Bank.

The decrease in net interest revenue was primarily due to a decrease in the average balance of loans held for investment at the Bank as compared to the same period in the prior fiscal year. These revenue declines were partially offset by a $5.4 million increase in investment banking and advisory fees. The increase in investment banking and advisory fees was due to an increase the number of deals closed in our public finance business unit, an increase in underwritings in the taxable fixed income business as well as an increase in fees generated from advisory services in our corporate finance business unit.

Operating expenses decreased $20.0 million for the three-months ended March 25, 2011 as compared to the same period of fiscal 2010 substantially all from reductions in the provision for loan loss. The decrease for the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Economic Environment—Bank.”

Operating expenses increased $18.3 million for the nine-months ended March 25, 2011 as compared to the same period of fiscal 2010. The largest increase was the provision for loan loss of $16.5 million and other expenses of $8.8 million partially offset by a decrease of $6.0 million in commission and other employee compensation and a $1.0 million decrease in advertising and promotional expenses. The increase for the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Economic Environment—Bank.” The increase in other expenses was due to a $9.7 million increase in the Bank’s REO write-downs and a $4.9 million increase in professional services and fees. In addition, in fiscal 2010, there was a one time $875,000 reversal of an accrual from the purchase of M.L. Stern & Co., LLC. These increases were offset by the $6.3 million loss incurred in the first quarter of fiscal 2010 on a correspondent’s short sale of securities. Commission and other employee compensation expense declined primarily due to a decrease in variable compensation and a decrease in deferred compensation expenses related to our restricted stock plan. The decrease in advertising and promotional expense was due to a decrease in travel and entertainment expenses.

Net Interest Income

We generate net interest income from our brokerage and banking segments. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the Federal Home Loan Bank (“FHLB”). Net interest income from our brokerage and banking segment were as follows for the three and nine-month periods ended March 25, 2011 and March 26, 2010 (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Brokerage	$5,814	$5,826	$19,665	$19,069
Bank(1)	14,226	18,152	52,319	55,300

Net interest	$20,040	$23,978	$71,984	$74,369

(1)	The net interest reported for the Bank is for the periods ended March 31, 2011 and 2010.

Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Daily average interest-earning assets:
Customer margin balances	$228,000	$175,000	$212,000	$165,000
Assets segregated for regulatory purposes	238,000	311,000	260,000	311,000
Stock borrowed	2,157,000	1,826,000	2,027,000	1,893,000

Daily average interest-bearing liabilities:
Customer funds on deposit, including short credits	342,000	386,000	351,000	383,000
Stock loaned	2,129,000	1,753,000	2,000,000	1,831,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Benefit

For the three-months ended March 25, 2011, income tax benefit (effective rate of 36.9%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to income before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment and increases in the value of company-owned life insurance.

For the nine-months ended March 25, 2011, income tax benefit (effective rate of 32.5%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to loss before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment, increases in the value of company-owned life insurance and the valuation allowance.

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward period available under the tax law. Our deferred tax assets include $844,000 which reflects the benefit of capital losses associated with our investments in certain partnership assets. In the first quarter of fiscal 2011, we established a valuation allowance in the amount of $844,000. We did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses. See additional discussion in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three and nine-months ended March 25, 2011 as compared to the three and nine-months ended March 26, 2010 (dollars in thousands):

	Three-Months Ended
	March 25, 2011	March 26, 2010	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$5,279	$4,925	$354	7%
Retail	25,596	27,278	(1,682)	(6)
Institutional	32,791	32,602	189	1
Banking	13,871	17,730	(3,859)	(22)
Other	390	466	(76)	(16)

Total	$77,927	$83,001	$(5,074)	(6)%

Pre-tax income (loss):
Clearing	$(44)	$96	$(140)	>(100)%
Retail	(650)	(966)	316	33
Institutional	9,521	9,534	(13)	—
Banking	(3,753)	(20,122)	16,369	81
Other	(8,475)	(6,841)	(1,634)	(24)

Total	$(3,401)	$(18,299)	$14,898	81%

	Nine-Months Ended
	March 25, 2011	March 26, 2010	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$16,101	$15,347	$754	5%
Retail	83,221	82,627	594	1
Institutional	113,652	122,136	(8,484)	(7)
Banking	51,044	55,788	(4,744)	(9)
Other	1,862	1,733	129	7

Total	$265,880	$277,631	$(11,751)	(4)%

Pre-tax income (loss):
Clearing	$788	$(5,897)	$6,685	>100%
Retail	1,191	(672)	1,863	>100
Institutional	37,443	41,784	(4,341)	(10)
Banking	(47,514)	(14,182)	(33,332)	>(100)
Other	(26,300)	(25,400)	(900)	(4)

Total	$(34,392)	$(4,367)	$(30,025)	>(100)%

Clearing

Three-months Ended:

The following is a summary of the results for the clearing segment for the three-months ended March 25, 2011 as compared to the three-months ended March 26, 2010 (dollars in thousands):

	Three-Months Ended
	March 25, 2011	March 26, 2010	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,805	$2,475	$330	13%
Net interest	1,441	1,386	55	4
Other	1,033	1,064	(31)	(3)

Net revenues	5,279	4,925	354	7

Operating expenses	5,323	4,829	494	10

Pre-tax income (loss)	$(44)	$96	$(140)	>(100)%

Daily average customer margin balance	$114,000	$97,000	$17,000	18%

Daily average customer funds on deposit	$186,000	$222,000	$(36,000)	(16)%

Total correspondent clearing customer assets under custody were $14.5 billion and $13.5 billion at March 25, 2011 and March 26, 2010, respectively.

The following table reflects the number of client transactions processed for the three-months ended March 25, 2011 and March 26, 2010 and the number of correspondents at the end of each period.

	Three-Months Ended
	March 25, 2011	March 26, 2010
Tickets for high-volume trading firms	420,784	252,360
Tickets for general securities broker/dealers	207,394	225,609

Total tickets	628,178	477,969

Correspondents	165	183

For the three-months ended March 25, 2011 as compared to the three-months ended March 26, 2010, tickets processed for high-volume trading firms increased 67% while tickets processed for general securities broker/dealers decreased by 8%. In addition, revenue per ticket decreased approximately 14% from $5.18 for the third quarter of fiscal 2010 to $4.47 for the third quarter of fiscal 2011. The increase in tickets processed for high-volume trading firms offset by the slight decrease in tickets for general securities broker/dealers led to a 13% increase in clearing fee revenue.

Other revenue, which includes fees from money market funds, decreased 3% for the three-months ended March 25, 2011 as compared to the same period last fiscal year. This decrease was due to a 12% decrease in the administrative fee income earned by the clearing segment from the money market providers. This fee income decreased due to a decrease in the average amount invested in money market funds as well as an increase in fee waivers from the money market providers.

Operating expenses increased for the three-months ended March 25, 2011 as compared to the same period last fiscal year primarily due to a $120,000 increase in occupancy, equipment and computer service costs, in particular software licenses, and a $280,000 increase in other expenses. The increase in software licenses was due to the Company’s expenses incurred to develop a new investor web product for our correspondent clients. The increase in other expense was due to an increase in operations and information technology expenses of $384,000, partially offset by a decrease in legal expenses of $117,000.

Nine-months Ended:

The following is a summary of the results for the clearing segment for the nine-months ended March 25, 2011 as compared to the nine-months ended March 26, 2010 (dollars in thousands):

	Nine-Months Ended
	March 25, 2011	March 26, 2010	Increase/ (Decrease)	% Change
Net revenue from clearing services	$8,064	$7,830	$234	3%
Net interest	4,415	4,327	88	2
Other	3,622	3,190	432	14

Net revenues	16,101	15,347	754	5

Operating expenses	15,313	21,244	(5,931)	(28)

Pre-tax income (loss)	$788	$(5,897)	$6,685	>100%

Daily average customer margin balance	$112,000	$95,000	$17,000	18%

Daily average customer funds on deposit	$202,000	$223,000	$(21,000)	(9)%

The following table reflects the number of client transactions processed for the nine-months ended March 25, 2011 and March 26, 2010.

	Nine-Months Ended
	March 25, 2011	March 26, 2010
Tickets for high-volume trading firms	1,231,505	1,036,849
Tickets for general securities broker/dealers	648,267	695,228

Total tickets	1,879,772	1,732,077

For the nine-months ended March 25, 2011 as compared to the nine-months ended March 26, 2010, tickets processed for high-volume trading firms increased 19% while tickets processed for general securities broker/dealers decreased by 7%. In addition, revenue per ticket decreased approximately 5% from $4.52 for the nine-months ended March 26, 2010 to $4.29 for the nine-months ended March 25, 2011.

Other revenue, which includes fees from money market funds, increased 14% for the nine-months ended March 25, 2011 as compared to the same period last fiscal year. This improvement was due to a 15% increase in the administrative fee income earned by the clearing segment from the money market providers on higher revenue sharing with various money market funds.

Operating expenses decreased $5.9 million for the nine-months ended March 25, 2011 as compared to the same period last fiscal year. This decrease was primarily related to other expenses which included a $6.3 million loss incurred on a correspondent’s short sale of securities in the first quarter of fiscal 2010 as well as a decrease in legal expenses of $704,000. These decreases were partially offset by an increase in operations and information technology expenses of $747,000 and an increase in professional services of $142,000 from the nine-months ended March 26, 2010.

Retail

Three-months Ended:

The following is a summary of the results for the retail segment for the three-months ended March 25, 2011 as compared to the three-months ended March 26, 2010 (dollars in thousands):

	Three-Months Ended
	March 25, 2011	March 26, 2010	% Change
PCG
Commissions	$12,259	$14,290	(14)%
Advisory fees	1,275	1,316	(3)
Insurance products	728	1,488	(51)
Other	89	103	(14)
Net interest revenue	458	552	(17)

	14,809	17,749	(17)

Independent registered representatives (“SWS Financial”)
Commissions	6,697	6,026	11
Advisory fees	731	622	18
Insurance products	1,850	1,470	26
Other	269	217	24
Net interest revenue	210	203	3

	9,757	8,538	14

Other
Commissions	104	60	73
Advisory fees	614	599	3
Insurance products	282	276	2
Other	30	56	(46)
Net interest revenue	—	—	—

	1,030	991	4

Total net revenues	25,596	27,278	(6)

Operating expenses	26,246	28,244	(7)

Pre-tax income (loss)	$(650)	$(966)	33%

Daily average customer margin balances	$82,000	$65,000	26%

Daily average customer funds on deposit	$86,000	$120,000	(28)%

PCG representatives	175	207	(15)%

SWS Financial representatives	303	308	(2)%

Net revenues in the retail segment decreased 6% for the three-months ended March 25, 2011 as compared to the same period last fiscal year due primarily to a decrease in commission revenue from closing one PCG office during the December 2010 quarter and a 15% decrease in the number of PCG representatives. This decline was partially offset by an increase in commission revenue in the independent registered representative sales force. Total customer assets were $12.3 billion at March 25, 2011 as compared to $13.2 billon at March 26, 2010. Assets under management were $669 million at March 25, 2011 as compared to $564 million at March 26, 2010.

Operating expenses decreased 7% for the three-months ended March 25, 2011 as compared to the same period last fiscal year. This decrease was primarily due to an 8% decrease in commission and other employee compensation expense, the primary component of operating expenses in the retail segment.

Nine-months Ended:

The following is a summary of the results for the retail segment for the nine-months ended March 25, 2011 as compared to the nine-months ended March 26, 2010 (dollars in thousands):

	Nine-Months Ended
	March 25, 2011	March 26, 2010	% Change
PCG
Commissions	$40,421	$44,169	(8)%
Advisory fees	3,925	4,025	(2)
Insurance products	2,785	3,789	(26)
Other	271	119	>100
Net interest revenue	1,600	1,628	(2)

	49,002	53,730	(9)

Independent registered representatives
Commissions	22,028	18,666	18
Advisory fees	2,232	1,724	29
Insurance products	5,482	4,463	23
Other	822	636	29
Net interest revenue	623	573	9

	31,187	26,062	20

Other
Commissions	289	158	83
Advisory fees	1,748	1,655	6
Insurance products	866	855	1
Other	129	170	(24)
Net interest revenue	—	(3)	—

	3,032	2,835	7

Total net revenues	83,221	82,627	1

Operating expenses	82,030	83,299	(2)

Pre-tax income (loss)	$1,191	$(672)	>100%

Daily average customer margin balances	$79,000	$59,000	34%

Daily average customer funds on deposit	$98,000	$127,000	(23)%

Net revenues in the retail segment increased 1% for the nine-months ended March 25, 2011 as compared to the same period last fiscal year due to an increase in management advisory fee income of $501,000 and other revenue of $297,000, partially offset by a decrease in commission revenue of $255,000. The increase in other revenue was primarily due to a decrease in the fees paid on opening new accounts. PCG commission revenues decreased due primarily to the closing of one PCG office during the December 2010 quarter and a 15% decrease in the number of PCG representatives.

Operating expenses decreased 2% for the nine-months ended March 25, 2011 as compared to the same period last fiscal year. This decrease was primarily due to a $267,000 decrease in commission and employee compensation expense, the primary component of operating expenses in the retail segment, a $258,000 decrease in occupancy, equipment and computer service costs, a $423,000 decrease in communication expenses and a $255,000 decrease in advertising and promotional expenses.

Institutional

Three-months Ended:

The following is a summary of the results for the institutional segment for the three-months ended March 25, 2011 as compared to the three-months ended March 26, 2010 (dollars in thousands):

	Three-Months Ended
	March 25, 2011	March 26, 2010	% Change
Commissions
Taxable fixed income	$6,871	$7,655	(10)%
Municipal distribution	3,270	3,231	1
Portfolio trading	3,647	3,906	(7)
Other	8	5	60

	13,796	14,797	(7)

Investment banking fees	4,781	5,429	(12)
Net gains on principal transactions	10,751	8,340	29
Other	100	236	(58)
Net interest revenue
Stock loan	1,984	3,158	(37)
Other	1,379	642	115

Total	32,791	32,602	1

Operating expenses	23,270	23,068	1

Pre-tax income	$9,521	$9,534	—%

Taxable fixed income representatives	33	31	6%

Municipal distribution representatives	24	24	—%

Average balances of interest-earning assets and interest-bearing liabilities for the three-months ended March 25, 2011 as compared to the three-months ended March 26, 2010 were as follows (in thousands):

	Three-Months Ended
	March 25, 2011	March 26, 2010
Daily average interest-earning assets:
Stock borrowed	$2,157,000	$1,826,000

Daily average interest-bearing liabilities:
Stock loaned	2,129,000	1,753,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-month periods ended March 25, 2011 and March 26, 2010:

	Three-Months Ended
	March 25, 2011	March 26, 2010
Number of Issues	72	150
Aggregate Amount of Offerings	$5,076,406,000	$9,910,318,000

Net revenues from the institutional segment increased 1% in the three-months ended March 25, 2011 as compared to the three-months ended March 26, 2010, while pre-tax income was even when comparing the same periods. Decreased commissions of $1.0 million was due to tighter spreads and reduced volatility primarily in taxable fixed income.

Investment banking fees were down 12% in the three-months ended March 25, 2011 as compared to the same period in the last fiscal year. Corporate finance represented $1.1 million of this decrease while public finance was down $265,000 as a result of fewer transactions year-over-year. These decreases were partially offset by a $765,000 increase in taxable fixed income fees due to increased underwriting activity.

Net gains on principal transactions were up 29% in the three-months ended March 25, 2011 as compared to the same period last fiscal year. Municipal distribution represented $1.4 million and taxable fixed income represented $1.1 million of the increase. These increases were due to higher trading profits as the securities markets traded up for the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010.

In the three-months ended March 25, 2011, net interest revenue in the institutional segment decreased 12% over the same period of last fiscal year. The decrease was due to a 28 basis point decline in the average stock lending spread. This decrease was partially offset by an increase in interest earned in our taxable and non-taxable inventories of $964,000.

Operating expenses were up 1% for the three-months ended March 25, 2011 as compared to the same period last fiscal year primarily due to increased commissions and other employee compensation expense related to the increased operating revenues.

Nine-months Ended:

The following is a summary of the results for the institutional segment for the nine-months ended March 25, 2011 as compared to the nine-months ended March 26, 2010 (dollars in thousands):

	Nine-Months Ended
	March 25, 2011	March 26, 2010	% Change
Commissions
Taxable fixed income	$25,477	$34,921	(27)%
Municipal distribution	11,673	11,787	(1)
Portfolio trading	9,976	10,157	(2)
Other	16	14	14

	47,142	56,879	(17)

Investment banking fees	23,612	18,951	25
Net gains on principal transactions	30,176	32,786	(8)
Other	453	772	(41)
Net interest revenue
Stock loan	8,631	11,461	(25)
Other	3,638	1,287	>100

Total	113,652	122,136	(7)

Operating expenses	76,209	80,352	(5)

Pre-tax income	$37,443	$41,784	(10)%

Average balances of interest-earning assets and interest-bearing liabilities for the nine-months ended March 25, 2011 as compared to the nine-months ended March 26, 2010 were as follows (in thousands):

	Nine-Months Ended
	March 25, 2011	March 26, 2010
Daily average interest-earning assets:
Stock borrowed	$2,027,000	$1,893,000

Daily average interest-bearing liabilities:
Stock loaned	2,000,000	1,831,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the nine-month periods ended March 25, 2011 and March 26, 2010:

	Nine-Months Ended
	March 25, 2011	March 26, 2010
Number of Issues	444	446
Aggregate Amount of Offerings	$40,093,950,000	$49,321,645,000

Net revenues from the institutional segment decreased 7% while pre-tax income was down 10% in the nine-months ended March 25, 2011 as compared to the nine-months ended March 26, 2010. Tighter spreads and reduced volatility, primarily in taxable fixed income, led to a $9.7 million decline in commission revenue.

Investment banking fees were up 25% in the nine-months ended March 25, 2011 as compared to the same period in the last fiscal year. Public finance represented $2.2 million of this increase while corporate finance represented $1.1 million of the increase and taxable fixed income contributed $1.8 million to the increase due to increased underwriting activity. The increase in public finance and corporate finance was due to an increase in the number of transactions in the nine-months ended March 2011 as compared to the nine-months ended March 2010.

Net gains on principal transactions were down 8% in the nine-months ended March 25, 2011 as compared to the same period last fiscal year. Taxable fixed income represented $2.1 million of this decrease.

In the nine-months ended March 25, 2011, net interest revenue in the institutional segment was down 4% over the same period of the last fiscal year. The decrease was due to a 21 basis point decline in the average stock lending spread. This decrease was partially offset by an increase in interest earned in our taxable and tax exempt inventories of $2.8 million.

Operating expenses were down 5% for the nine-months ended March 25, 2011 as compared to the same period last fiscal year, primarily due to decreases in commissions and other employee compensation on lower net revenues.

Banking

Three-months Ended:

The following is a summary of the results for the banking segment for the three-months ended March 31, 2011 and as compared to the three-months ended March 31, 2010 (dollars in thousands):

	Three-Months Ended
	March 31, 2011	March 31, 2010	% Change
Net interest revenue	$14,226	$18,152	(22)%
Other	(355)	(422)	16

Total net revenues	13,871	17,730	(22)
Operating expenses	17,624	37,852	(53)

Pre-tax loss	$(3,753)	$(20,122)	81%

Net interest revenue generated by the Bank accounted for approximately 18.3% of our consolidated net revenue for the three-months ended March 31, 2011 and 21.9% for the three-months ended March 31, 2010. The decrease in net interest revenue at the Bank for the three-months ended March 31, 2011 was due primarily to a 22% decrease in the average balance of loans held for investment and sale at March 31, 2011 as compared to March 31, 2010, as well as a decrease in the net yield on earning assets of 40 basis points. Other revenue for the Bank increased 16% for the three-months ended March 31, 2011 as compared to the same period last fiscal year. This increase was primarily due to a $493,000 increase in the gains earned on our limited partnership equity fund investment and a $61,000 increase in gains on the sale of securities, partially offset by a $169,000 loss on loans held for sale as well as a $317,000 decrease in gains on the sale of Small Business Administration (“SBA”) loans.

The Bank’s operating expenses were down 53% for the three-months ended March 31, 2011 as compared to the same period last fiscal year. This decrease was due primarily to a $20.3 million decrease in the Bank’s loan loss provision. The decrease in the Bank’s loan loss provision was due to some stability in the rate of decline of commercial real-estate values and a reduction in size of the Bank’s loan portfolio. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below. The earnings at the Bank are expected to be volatile as we continue to manage the level of classified assets and as a result of the operating restrictions set forth in the Order.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2011 and 2010 (dollars in thousands):

	Three-Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate
Assets:

Interest-earning assets:

Loans:
Residential – mortgage	$213,051	$3,384	6.4%	$362,219	$5,984	6.7%
Residential – construction	46,529	720	6.3	105,883	1,313	5.0
Commercial – real estate	551,159	7,709	5.7	621,129	8,420	5.5
Commercial – loans	195,500	2,628	5.5	173,752	2,517	5.9
Individual	3,953	62	6.4	4,544	83	7.4
Land	80,435	1,011	5.1	135,887	1,628	4.9
Money market	1,097	—	—	88,867	15	0.1
Federal funds sold	2,441	1	0.2	16,128	4	0.1
Interest bearing deposits in banks	2,140	—	—	5,806	—	—
Federal reserve funds	281,527	151	0.2	49,115	13	0.1
Investments – other	8,846	15	0.7%	47,198	280	2.4%

	1,386,678	$15,681	4.6%	1,610,528	$20,257	5.1%

Non-interest-earning assets:

Cash and due from banks	1,979			6,776
Other assets	32,317			59,046

	$1,420,974			$1,676,350

	Three-Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate
Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$55,665	$179	1.3%	$70,406	$293	1.7%
Money market accounts	29,196	4	0.1	40,187	14	0.1
Interest-bearing demand accounts	10,646	2	0.1	92,301	35	0.2
Savings accounts	998,935	123	0.1	1,128,346	454	0.2
Federal Home Loan Bank advances	99,381	1,147	4.7	110,958	1,309	4.8
Other financed borrowings	2,933	—	—	28	—	—

	1,196,756	1,455	0.5%	1,442,226	2,105	0.6%

Non-interest-bearing liabilities:

Non interest-bearing demand accounts	76,344			63,810
Other liabilities	(2,087)			5,380

	1,271,013			1,511,416
Stockholders’ equity	149,961			164,934

	$1,420,974			$1,676,350

Net interest income		$14,226			$18,152

Net yield on interest-earning assets			4.2%			4.6%

(*) Loan fees included in interest income for the three-months ended March 31, 2011 and 2010 were $951 and $1,079, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	March 31, 2011 as compared to March 31, 2010
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:

Loans:
Real estate - mortgage	$(2,600)	$(2,464)	$(231)	$95
Real estate - construction	(593)	(736)	324	(181)
Commercial - real estate	(711)	(948)	267	(30)
Commercial - loans	111	315	(181)	(23)
Individual	(21)	(11)	(12)	2
Land	(617)	(665)	81	(33)
Money markets	(15)	(15)	23	(23)
Federal funds sold	(3)	(3)	1	(1)
Federal reserve funds	138	61	14	63
Investments - other	(265)	(257)	(131)	123

	$(4,576)	$(4,723)	$155	$(8)

	Three-Months Ended
	March 31, 2011 as compared to March 31, 2010
	Total Change	Attributed to
		Volume	Rate	Mix
Interest expense:

Certificates of deposit	$(114)	$(62)	$(66)	$14
Money market accounts	(10)	(4)	(9)	3
Interest-bearing demand accounts	(33)	(30)	(21)	18
Savings accounts	(331)	(52)	(315)	36
Federal Home Loan Bank advances	(162)	(137)	(28)	3

	(650)	(285)	(439)	74

Net interest income	$(3,926)	$(4,438)	$594	$(82)

Nine-months Ended:

The following is a summary of the results for the banking segment for the nine-months ended March 31, 2011 and as compared to the nine-months ended March 31, 2010 (dollars in thousands):

	Nine-Months Ended
	March 31, 2011	March 31, 2010	% Change
Net interest revenue	$52,319	$55,300	(5)%
Other	(1,275)	488	>(100)

Total net revenues	51,044	55,788	(9)
Operating expenses	98,558	69,970	41

Pre-tax loss	$(47,514)	$(14,182)	>(100)%

For the nine-months ended March 31, 2011 as compared to the nine-months ended March 31, 2010, the Bank’s net revenues decreased 9%. The Bank posted a pre-tax loss of $47.5 million for the nine-months ended March 31, 2011, up from a $14.2 million pre-tax loss reported in the same period of the last fiscal year.

The decrease in net interest revenue at the Bank was due primarily to a decrease in the net yield on earning assets from 4.7% at March 31, 2010 to 4.4% at March 31, 2011. Other revenue for the Bank decreased more than 100% for the nine-months ended March 31, 2011 as compared to the same period last fiscal year. This decrease was primarily due to a $1.5 million increase in net losses on the sale of REO property, a $1.1 million increase on the loss of loans held for sale and a $401,000 decrease in gains on the sale of SBA loans. These decreases were partially offset by a $1.2 million gain on the sale of securities.

The Bank’s operating expenses were up 41% for the nine-months ended March 31, 2011 over the same period last fiscal year. This increase was due primarily to a $16.5 million increase in the Bank’s loan loss provision, a $9.7 million increase in the Bank’s REO write-downs, a $1.4 million increase in outside loan and real-estate related services and fees, a $544,000 increase in legal fees, and a $507,000 increase in fee assessments from regulatory agencies. The increase in the Bank’s loan loss provision was due to continued deterioration in the real estate market and the Bank’s commercial real estate loan portfolio as well as the continuing uncertainty in the U.S. economy. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the nine-month periods ended March 31, 2011 and 2010 (dollars in thousands):

	Nine-Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Assets:

Interest-earning assets:

Loans:
Residential – mortgage	$359,407	$16,797	6.2%	$365,465	$18,833	6.9%
Residential – construction	60,935	2,705	5.9	121,307	4,629	5.1
Commercial – real estate	599,615	24,454	5.4	607,232	25,236	5.5
Commercial – loans	201,903	8,306	5.5	159,986	7,007	5.8
Individual	4,250	221	6.9	4,608	255	7.4
Land	98,622	3,627	4.9	145,642	5,398	4.9
Money market	730	1	0.2	54,050	56	0.1
Federal funds sold	4,840	5	0.1	56,572	52	0.1
Interest bearing deposits in banks	4,403	1	—	11,925	1	—
Federal reserve funds	193,235	325	0.2	21,198	22	0.1
Investments - other	61,999	931	2.0	24,453	502	2.7

	1,589,939	$57,373	4.8%	1,572,438	$61,991	5.3%
Non-interest-earning assets:

Cash and due from banks	4,200			6,450
Other assets	40,083			49,601

	$1,634,222			$1,628,489

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$62,759	$690	1.5%	$70,423	$987	1.9%
Money market accounts	34,329	16	0.1	42,706	50	0.2
Interest-bearing demand accounts	61,629	49	0.1	88,275	117	0.2
Savings accounts	1,132,462	617	0.1	1,093,996	1,513	0.2
Federal Home Loan Bank advances	108,085	3,682	4.5	113,598	4,024	4.7
Federal funds purchased	22	—	—	9	—	—
Other financed borrowings	2,831	—	—	—	—	—

	1,402,117	5,054	0.5%	1,409,007	6,691	0.6%

Non-interest-bearing liabilities:

Non interest-bearing demand accounts	76,314			60,014
Other liabilities	2,028			7,020

	1,480,459			1,476,041
Stockholders’ equity	153,763			152,448

	$1,634,222			$1,628,489

Net interest income		$52,319			$55,300

Net yield on interest-earning assets			4.4%			4.7%

(*) Loan fees included in interest income for the nine-months ended March 31, 2011 and 2010 were $2,880 and $3,558, respectively.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Nine-Months Ended
	March 31, 2011 as compared to March 31, 2010
	Total Change	Attributed to
		Volume	Rate	Mix
Interest income:

Loans:
Real estate - mortgage	$(2,036)	$(312)	$(1,753)	$29
Real estate - construction	(1,924)	(2,304)	756	(376)
Commercial - real estate	(782)	(317)	(471)	6
Commercial - loans	1,299	1,835	(425)	(111)
Individual	(34)	(20)	(15)	1
Land	(1,771)	(1,743)	(41)	13
Money markets	(55)	(55)	19	(19)
Federal funds sold	(47)	(47)	2	(2)
Federal reserve funds	303	182	14	107
Investments - other	429	391	(14)	52

	$(4,618)	$(2,390)	$(1,928)	$(300)

Interest expense:

Certificates of deposit	$(297)	$(108)	$(212)	$23
Money market accounts	(34)	(10)	(30)	6
Interest-bearing demand accounts	(68)	(35)	(47)	14
Savings accounts	(896)	53	(917)	(32)
Federal Home Loan Bank advances	(342)	(285)	(66)	9

	(1,637)	(385)	(1,272)	20

Net interest income	$(2,981)	$(2,005)	$(656)	$(320)

Other Segment

Three-months Ended:

Overall other segment net revenues were flat primarily due to a decrease of $878,000 in the gains on our limited partnership venture capital fund investment, which was partially offset by a $457,000 increase in net interest revenue and a $354,000 decrease in losses on firm inventory.

Pre-tax loss from the other segment was $8.5 million for the three-months ended March 25, 2011 as compared to $6.8 million for the same period last fiscal year. This was related to an increase in legal expenses of $1.4 million and a $1.1 million increase in employee benefits. These increases were partially offset by a decrease in corporate salaries of $471,000, reduced occupancy, equipment and computer services costs of $257,000 and a $240,000 reduction in bad debt expense on firm receivables.

Nine-months Ended:

Overall other segment net revenues were flat as net interest revenue increased by $961,000 from the same period last year. Net gains on principal transactions increased $687,000 due to gains on firm inventory. These improvements were substantially offset by a $1.4 million decrease in income earned on our limited partnership venture capital fund investment.

Pre-tax loss from the other segment was $26.3 million for the nine-months ended March 25, 2011 as compared to $25.4 million for the same period last fiscal year. The change was primarily due to a $2.2 million increase in legal expenses and a $524,000 increase in trading expenses. In addition, in fiscal 2010, there was a one time $875,000 reversal of an accrual from the purchase of M.L. Stern & Co., LLC. These expense increases were partially offset by decreases in commissions and employee compensation expense of $2.1 million, occupancy, equipment and computer service expenses of $393,000 and promotional expenses of $383,000. In addition, bad debt expenses were $315,000 lower.

FINANCIAL CONDITION

Investments

The reported value of the Bank’s investment portfolio at March 31, 2011 and June 30, 2010 is summarized as follows (in thousands):

	March 31, 2011	June 30, 2010
Government-sponsored enterprises	$35,525	$87,685
States of the U.S. and political subdivisions	—	6,265

	$35,525	$93,950

The Bank sold $75.5 million of securities in fiscal 2011. See additional discussion in “Securities Held to Maturity” in the Notes to the Consolidated Financial Statements contained in this report.

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

Due to continued deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics in the first quarter of fiscal 2011, the Bank’s management reevaluated its problem loan volume trend component in its provision for loan loss computation. The problem loan volume trend component now includes two separate calculations for criticized and classified loans. Prior to the first quarter of fiscal 2011, the Bank had one calculation for these loans. To more appropriately assess these loans, the Bank segregated these loans and applied two separate historical loss ratios, one being the regular historical loan loss ratio applied to criticized and classified loans and the other being based on distressed sale charge-off levels applied to criticized and classified loans. Also, due to the significant increase in classified loans and the Bank’s need to provide a heavier weighting for these types of loans in the Bank’s allowance calculation, the Bank segregated the assets and used the “distressed sell mark,” which is the fair value mark made on the loans placed in an auction, as a basis for the additional emphasis in the model.

With the implementation of a new internal loan review department and the continued implementation of enhanced credit administration procedures, the Bank management evaluated the timing of full implementation and the potential impact on the loan portfolio in the third quarter of fiscal 2011. As a result a new component was added to the allowance computation based on internal loan review downgrade statistics and applied to loans that have not been reviewed either internally or externally. Management also reassessed the second historical loss ratio applied to criticized and classified loans based on “distressed sell mark”. With the passage of time and no additional auction sales anticipated, management determined a new basis was required to establish a current effective sustainable factor. To achieve this, industry statistics obtained from the FDIC related to charge-offs were utilized.

The historical loss ratios are adjusted by an analysis of real estate market deterioration that is derived from industry data for the markets we serve, as well as information from our bank-specific losses related to real estate transactions. We also revise the historic loss ratios upward for concentrations of capital greater than 100% for the product types defined above. At March 31, 2011, our most significant concentration was in commercial real estate. Lastly, we adjust the loss ratios based on growth in the product types. Consideration of these factors resulted in an upward adjustment of our historical loss ratios over the past twelve months. Our calculation also includes specific allocations arising from our loan impairment analysis.

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At March 31, 2011, the Bank had $6.1 million in junior lien mortgages. These loans represented less than 1% of total loans at March 31, 2011. At March 31, 2011, the Bank did not have any exposure to sub-prime loans and loans with initial teaser rates. At March 31, 2011, the Bank had $10.0 million of single family interest only loans.

At March 31, 2011, the Bank’s loan portfolio included a total of $20.2 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by OTS regulation and range from 75%-90% depending on the type of loan. At March 31, 2011, approximately 23% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at March 31, 2011, the Bank had two loans with high loan-to-value ratios that were deemed impaired. The impairment analysis on these loans resulted in a partial charge-off of $332,000 on one loan and no impairment allocation or loss on the remaining loan. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At March 31, 2011, the Bank’s high loan-to-value ratio loans represented 14% of total capital.

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

Loans receivable, including loans held for sale, at March 31, 2011 and June 30, 2010 are summarized as follows (in thousands):

	March 31, 2011	June 30, 2010
Residential
Mortgage loans held for sale	$60,603	$424,055
Mortgage 1-4 first liens	121,228	143,755
Mortgage 1-4 junior liens	6,121	9,040

	187,952	576,850

Construction
Residential construction	41,677	80,463
Multi-family construction	7,973	7,595
Commercial construction	29,770	40,495

	79,420	128,553

Lot and land development
Residential land	49,054	84,669
Commercial land	21,465	36,414

	70,519	121,083

Commercial real estate	431,027	514,930
Multi-family	55,325	75,408
Commercial loans	192,882	191,745
Consumer loans	3,673	4,692
Loans held for immediate sale:
Commercial real estate	6,779	—
Commercial loans	330	—
Mortgage 1-4	106	—
Residential construction	—	—
Multi-family	—	—

	7,215	—

	1,028,013	1,613,261
Allowance for probable loan loss	(47,314)	(35,141)

	$980,699	$1,578,120

The following table shows the scheduled maturities of certain loan categories at March 31, 2011 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 Years	Total
Commercial real estate and multi-family	$98,577	$266,698	$121,077	$486,352
Commercial loans	97,268	79,616	15,998	192,882
Construction loans	62,812	11,541	5,067	79,420

Total	$258,657	$357,855	$142,142	$758,654

	1 year or less	1-5 years	Over 5 Years	Total
Amount of loans based upon:
Floating or adjustable interest rates	$244,825	$265,197	$95,402	$605,424
Fixed interest rates	13,832	92,658	46,740	153,230

Total	$258,657	$357,855	$142,142	$758,654

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

Non-performing assets and classified loans as of March 31, 2011 and June 30, 2010 are as follows (dollars in thousands):

	March 31, 2011	June 30, 2010
Loans accounted for on a non-accrual basis
1-4 family	$3,334	$6,065
Lot and land development	20,261	8,776
Multi-family	16,633	2,394
Residential construction	7,345	3,809
Commercial real estate	24,607	16,911
Commercial loans	3,673	462
Consumer loans	81	11

	75,934	38,428

Non-performing loans as a percentage of total loans	7.4%	2.4%

Loans past due 90 days or more, not included above 1-4 family	—	29

	—	29

REO
1-4 family	939	5,862
Lot and land development	19,380	19,565
Residential construction	1,334	7,673
Commercial real estate	5,181	11,150
Commercial loans	218	612

	27,052	44,862

Other repossessed assets (“ORA”)	1,092	1,332
Troubled debt restructuring	491	9,009

Non-performing assets	$104,569	$93,660

	March 31, 2011	June 30, 2010
Non-performing assets as a percentage of Bank assets	7.6%	5.3%

Current classified assets
1-4 family	$17,365	$7,355
Lot and land development	18,669	22,802
Multifamily	(692)	__
Residential construction	9,164	6,886
Commercial real estate	95,499	57,127
Commercial loans	10,688	3,926

	150,693	98,096

Total classified assets
1-4 family	21,638	19,311
Lot and land development	58,801	51,143
Multifamily	15,941	2,394
Residential construction	17,843	18,368
Commercial real estate	125,287	93,724
Commercial loans	15,671	6,805
Consumer loans	81	11

	$255,262	$191,756

In fiscal 2011, Bank management hired and allocated additional resources to manage the growth in REO and non-performing assets. Management has prepared an asset-by-asset plan for these asset categories to reduce these loans and properties expeditiously. Specifically, the Bank began conducting an auction of classified assets totaling $68.9 million in September 2010. This strategy included the engagement of a consultant to assist in the disposition of certain classified assets through a national and international marketing campaign. Management’s focus on the continued reduction of these asset classes may have a material impact on future results of operations.

Total classified assets to Bank capital plus allowance for loan loss was 132.7% at March 31, 2011. Classified assets increased $63.5 million from the June 2010 quarter and 97% of total classified loans by collateral location are in Texas. Bank management is focused on expeditiously reducing this ratio through the disposal of these assets. Depending on the method of disposal, the Bank may be required to record additional write-downs to the fair values of these assets. Management estimates that losses on the ultimate disposal of these assets could range from 0% to 50% of the recorded value. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three and nine-month periods ended March 31, 2011 and 2010 (dollars in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2011	2010	2011	2010
Balance at beginning of period	$38,201	$37,610	$44,862	$25,301
Foreclosures	3,365	12,449	40,089	41,485
Sales	(12,691)	(6,956)	(44,739)	(21,949)
Write-downs	(1,806)	(1,687)	(13,349)	(3,608)
Other	(17)	21	189	208

Balance at end of period	$27,052	$41,437	$27,052	$41,437

The following table presents non-performing assets as of March 31, 2011 by year of origination (in thousands):

Year Originated	Non- Performing Loans	REO	ORA		Troubled Debt Restructuring	Current Classified Assets	Total
Fiscal 2006 or prior	$10,607	$6,304	$—		$—	$30,812	$47,723
Fiscal 2007	4,644	5,748	980	(#)	—	19,555	30,927
Fiscal 2008	39,112	12,736	—		491	29,464	81,803
Fiscal 2009	13,458	2,057	112		—	53,260	68,887
Fiscal 2010	6,564	207	—		—	14,714	21,485
Fiscal 2011	1,549	—	—		—	2,888	4,437

	$75,934	$27,052	$1,092		$491	$150,693	$255,262

(#)	Amount is classified as “special mention” on the Bank’s Thrift Financial Report (“TFR”) filed with the OTS.

An analysis of the allowance for probable loan losses for the three and nine-month periods ended March 31, 2011 and 2010 is as follows (dollars in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2011	2010	2011	2010
Balance at beginning of period	$47,041	$17,601	$35,141	$14,731
Charge-offs:
Residential construction	—	(1,913)	(1,999)	(2,999)
Lot and land development	(2,690)	(4,074)	(5,350)	(5,487)
Residential mortgage	(588)	(1,110)	(4,225)	(1,798)
Commercial real estate	(1,020)	(2,606)	(25,163)	(4,904)
Multi-family	—	(2,391)	(562)	(2,391)
Commercial loans	(297)	(149)	(1,975)	(1,253)
Consumer loans	(1)	(6)	(1)	(18)

Total charge-offs	(4,596)	(12,249)	(39,275)	(18,850)

	Three-Months Ended March 31,		Three-Months Ended March 31,
	2011	2010	2011	2010
Recoveries:
Residential construction	$59	$1	$216	$1
Lot and land development	57	37	153	37
Residential mortgage	13	1	27	18
Commercial real estate	1	—	29	5
Commercial loans	12	3	55	29
Consumer loans	—	1	1	4

Total recoveries	142	43	481	94

Net charge-offs	(4,454)	(12,206)	(38,794)	(18,756)
Additions charged to operations	4,727	25,000	50,967	34,420

Balance at end of period	$47,314	$30,395	$47,314	$30,395

Ratio of net charge-offs during the period to average loans outstanding during the period	0.41%	0.87%	2.94%	1.34%

With the continued challenging economic environment and persistent high unemployment rate, the Bank frequently reviews and updates its processes and procedures for the extension of credit, allowance for loan loss computation and internal asset review and classification. Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction. The Bank currently requires more extensive documentation and data than it did in prior years in order to classify existing loans as performing loans. The Bank is also updating appraisals more frequently, even on performing loans, and such appraisals serve as an early indicator of loan deterioration. These actions led to increases in non-performing assets and the loan loss allowance in fiscal 2010 and have continued to lead to increases in non-performing assets and the loan loss allowance during the nine-months ended March 31, 2011.

As a result of the current economic environment and the Order, the Bank has significantly limited the growth of its loan portfolio in fiscal 2011 in order to allocate the time, resources and capital necessary to support the existing loan portfolio.

The allowance for probable loan losses is applicable to the following types of loans as of March 31, 2011 and June 30, 2010 (dollars in thousands):

	March 31, 2011			June 30, 2010
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss
Residential construction	$1,087	7.7%	2.3%	$3,362	8.0%	9.6%
Lot and land development	7,079	6.9	15.0	4,808	7.5	13.7
Residential mortgage	5,206	18.3	11.0	3,542	35.8	10.1
Commercial real estate	28,541	42.6	60.3	19,733	31.9	56.2
Multi-family	1,053	5.4	2.2	812	4.6	2.3
Commercial loans	4,310	18.8	9.1	2,853	11.9	8.1
Consumer loans	38	0.3	0.1	31	0.3	—

	$47,314	100.0%	100.0%	$35,141	100.0%	100.0%

At March 31, 2011, approximately 60% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 43% of its total loan portfolio. Because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio leads to more volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three and nine-months ended March 31, 2011 can be found in the discussion of the banking segment’s net interest income under the caption “Results of Operations-Segment-Banking.”

The Bank had $23.7 million and $34.2 million of certificates of deposit of $100,000 or greater at March 31, 2011 and June 30, 2010, respectively. The Bank is funded primarily by deposits from SWS’s brokerage customers. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes short-and long-term FHLB borrowings to match long-term fixed rate loan funding. At March 31, 2011, the Bank had $951.3 million in funds on deposit from customers of Southwest Securities, representing approximately 85% of the Bank’s total deposits and $96.8 million of FHLB borrowings. Core deposits have reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit. The Bank does not use brokered deposits to provide liquidity; consequently, the Bank is in compliance with the Order’s prohibition on the use of brokered deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The table below presents short term borrowings and advances from the FHLB which were due within one year during the three and nine-month periods ended March 31, 2011 and 2010 (dollars in thousands):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2011		2010		2011		2010
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At end of period	$4,872	5.1%	$10,075	5.1%	$4,872	5.1%	$10,075	5.1%
Average balance during period	5,612	5.1%	9,818	5.0%	11,018	3.9%	6,777	4.9%
Maximum balance during period	10,291	—	12,400	—	79,570	—	12,400	—

LIQUIDITY AND CAPITAL RESOURCES

Management believes that our current assets and available liquidity are adequate to meet our liquidity needs over the next twelve months. However, there is no assurance our forecast will prove to be accurate or that we will not be required to raise additional capital. As a result, from time to time, management evaluates various opportunities to supplement the Company’s sources of liquidity and capital. This evaluation led to signing the funding agreement with Hilltop and Oakhill.

Funding Agreement

On March 20, 2011, we entered into an agreement with Hilltop and Oak Hill pursuant to which we would obtain a $100.0 million, five year, unsecured loan from these investors. In addition, we agreed to issue warrants to each investor allowing such investor to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant. The closing of this transaction remains subject to obtaining all necessary regulatory and stockholder approvals.

Secondary Offering

On October 16, 2009, we filed a shelf registration statement with the SEC providing for the sale of $150.0 million of our securities. On December 9, 2009, we closed a public offering of 4,347,827 shares of common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase 652,174 additional shares of our common stock to cover over-allotments. We generated net proceeds, after deducting underwriting discounts and commissions, of approximately $54.4 million from these offerings.

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

Short-Term Borrowings. We have credit arrangements with commercial banks, which include broker loan lines up to $300.0 million. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At March 25, 2011, the amount outstanding under these secured arrangements was $136.0 million, which was collateralized by securities held for firm accounts valued at $167.9 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under “Risk Factors” in our Form 10-K filed with the SEC on August 31, 2010.

At March 25, 2011, we had $250,000 outstanding under unsecured letters of credit pledged to support our open positions with securities clearing organizations. These letters have a 1% commitment fee and are renewable semi-annually at our option.

At March 25, 2011, we had $500,000 under an outstanding unsecured letter of credit pledged to support our underwriting activities. This letter bears a 1% commitment fee and is renewable annually at our option.

We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At March 25, 2011, there were no amounts outstanding on this line other than the $750,000 under unsecured letters of credit referenced above. At March 25, 2011, we had $19.3 million available for borrowing under this line of credit.

At March 25, 2011, we had an irrevocable letter of credit agreement aggregating $55.0 million pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at March 25, 2011), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $80.5 million at March 25, 2011.

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45.0 million committed revolving credit facility. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement requires Southwest Securities to maintain tangible net worth of $150.0 million. As of March 25, 2011, there was $45.0 million outstanding under the committed revolving credit facility. The $45.0 million of secured borrowings was collateralized by securities with a value of $72.7 million at March 25, 2011.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, federal funds sold to correspondent banks and vault cash. At March 31, 2011, the Bank had net borrowing capacity with the FHLB of $318.4 million. In addition, at March 31, 2011, the Bank had the ability to borrow up to $83.8 million in funds from the Federal Reserve Bank of Dallas.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate 100 basis points over the federal funds target rate. This line is used to support short-term liquidity needs and, at March 31, 2011, there were no amounts outstanding.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk/Banking.”) At March 31, 2011, $951.3 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 565 and 12 CFR 567) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). At March 25, 2011, this resulted in excess capital of $24.9 million over the Order’s total risk-based capital requirement of $117.5 million and $21.8 million over the Order’s Tier I (core) capital requirement of $108.4 million. Under federal law, the OTS may require the Bank to apply another measure of risk-weight or capital ratio that the OTS deems appropriate.

The Bank has historically met all capital adequacy requirements and, as of March 31, 2011, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a “well-capitalized institution.” However, on February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of the Order. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OTS regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OTS regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of Thrift Supervision” in the Notes to the Consolidated Financial Statements contained in this report. Should the Bank not meet these minimums or should the OTS determine that the levels in excess of the minimum are necessary, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 565.6) could be applicable. At March 31, 2011, the Bank’s total risk-based capital ratio was 14.5%, its Tier I risk-based capital ratio was 13.3% and its Tier I (core) capital ratio was 9.6%.

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

Cash Flow

Net cash provided by operating activities was $349.1 million and net cash used in operating activities was $171.9 million for the nine-months ended March 25, 2011 and March 26, 2010, respectively. The increase from fiscal 2010 to fiscal 2011 in net cash provided by operating activities was primarily due to the decrease in the Bank’s investment in purchased mortgage loans held for sale.

Net cash provided by investing activities for the nine-months ended March 25, 2011 was $236.1 million and net cash used in investing activities for the nine-months ended March 26, 2010 was $154.0 million. The primary reason for the increase in cash provided by investing activities was a $190.6 million decrease in the net amount invested in loans at the Bank, as well as the receipt of $75.6 million from the sale of investments, the receipt of $40.9 million from the sale of loans, $5.6 million from cash received on investments at the Bank and a $47.9 million decrease in cash paid on investments.

Net cash used in financing activities totaled $338.3 million for the nine-month period ended March 25, 2011 as compared to net cash provided by financing activities of $285.5 million in the same period of fiscal 2010. The primary reason for the decrease in the cash provided by financing activities was a decrease in deposits at the Bank and the receipt of funds from our public common stock offering in fiscal 2010.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next twelve months.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2010, the Board of Directors of SWS Group approved a plan authorizing us to purchase up to 500,000 shares of common stock from time to time in the open market for an 18-month time period ending on February 28, 2012. During the nine-months ended March 25, 2011, no shares were purchased under this program.

On November 27, 2009, the stockholders of the SWS Group voted to increase the authorized number of shares of common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares. The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During the nine-months ended March 25, 2011, the plan purchased 53,000 shares of our common stock at a cost of approximately $340,000, or $6.42 per share, and 20,560 shares were distributed to participants pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in the nine-months ended March 25, 2011, we purchased 18,183 shares of common stock with a market value of $131,000, or an average of $7.22 per share, to cover tax liabilities.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	12.51%
+200	7.21%
+100	1.82%
0	0%
-50	-4.00%
-100	-7.96%

The following GAP analysis table indicates the Bank’s interest rate sensitivity position at March 31, 2011 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans	$830,609	$21,585	$54,585	$121,234
Securities and FHLB stock	5,403	—	—	35,525
Interest bearing deposits	267,803	—	—	—

Total earning assets	1,103,815	21,585	54,585	156,759

Interest bearing liabilities:
Transaction accounts and savings	994,541	—	—	—
Certificates of deposit	21,773	15,069	8,016	7,938
Borrowings	5,525	3,747	37,988	53,949

Total interest bearing liabilities	1,021,839	18,816	46,004	61,887

GAP	$81,976	$2,769	$8,581	$94,872

Cumulative GAP	$81,976	$84,745	$93,326	$188,198

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at market value” net of “Securities sold, not yet purchased, at market value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at March 25, 2011 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$302	$8,395	$20,492	$66,099	$95,288
Auction rate municipal bonds	—	—	—	22,298	22,298
U.S. government agency obligations	3,844	(12,392)	(17,317)	(10,964)	(36,829)
Corporate obligations	7	9,687	16,450	46,471	72,615

Total debt securities	4,153	5,690	19,625	123,904	153,372
Corporate equity	—	—	—	5,383	5,383
Other	14,101	—	—	—	14,101

	$18,254	$5,690	$19,625	$129,287	$172,856

Assets segregated for regulatory purposes	$—	$55,879	$—	$—	$55,879

Weighted average yield
Municipal obligations	3.2%	3.1%	4.2%	6.1%	5.4%
Auction rate municipal bonds	0.7%	—	—	—	0.7%
U.S. government agency obligations	0.2%	0.1%	3.2%	4.4%	1.9%
Corporate obligations	2.8%	3.5%	5.1%	4.9%	4.4%
Assets segregated for regulatory purposes	—	0.4%	—	—	0.4%

Available-for-sale securities, at fair value
Securities available for sale	$1,813	$—	$—	$—	$1,813

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. Except for our policies and methodology related to our loan loss reserve calculation, our accounting policies and methodology used in establishing estimates have not changed materially since June 25, 2010. See our annual report on Form 10-K for the fiscal year then ended.

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

Other factors, risks and uncertainties that could cause actual results to differ materially from our expectations discussed in this report are described under the headings “Overview,” “Risk Management”, “Risk Factors” and “Critical Accounting Policies and Estimates” and in “Risk Factors” in our annual report on Form 10-K filed with the SEC, and our other reports filed with and available from the SEC. Our forward-looking statements are based on our current beliefs, assumptions and expectation, taking into account information that we reasonably believe to be reliable. All forward-looking statements we make speak only as of the date on which they are made, and except, as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4.	Controls and Procedures

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of March 25, 2011. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 25, 2011, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by SWS in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three-months ended March 25, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Except for the addition of the risk factors below, there have been no material changes from the risk factors disclosed in our Form 10-K for the fiscal year ended June 25, 2010 and in our quarterly reports on Form 10-Q filed after this Form 10-K.

Our assets as of March 25, 2011 include a deferred tax asset, the full value of which we may not be able to realize.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. As of March 25, 2011, our deferred tax assets were approximately $34.0 million. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.

The transaction contemplated by the Funding Agreement with Oak Hill and Hilltop remains subject to regulatory and stockholder approval, and our failure to obtain such approvals and close the transaction may adversely affect our future business, financial condition and results of operations.

The proposed transaction with Hilltop and Oak Hill, as contemplated under the Funding Agreement, is subject to regulatory and stockholder approval, which may not be obtained. Specifically, the Funding Agreement requires approval by the OTS or, if after July 21, 2011, the Board of Governors of the Federal Reserve System, of a rebuttal of control submission under the Savings and Loan Holding Company Act, and the investors are not required to complete the transaction if the Office of Thrift Supervision or the Board of Governors of the Federal Reserve System, whether in connection with the foregoing determinations or otherwise, imposes any condition or takes any action which would result in either investor being deemed to control the company under the Savings and Loan Holding Company Act or its implementing regulations or other applicable law or regulation, or that would materially adversely affect, in an investor’s good faith judgment, the economic or other benefits expected of the transactions contemplated by the Funding Agreement to either investor. In addition, pursuant to certain NYSE rules and regulations, stockholder approval is required prior to the issuance of common stock, or securities convertible into or exercisable for common stock, in any transaction or series of related transactions where, in general, the issuance involves more than 20% of our outstanding common stock or voting rights. The issuance of warrants and shares of common stock issuable upon exercise of the warrants (subject to anti-dilution adjustments) or, in certain circumstances, non-voting perpetual participating preferred stock issuable upon exercise of the warrants (which may be convertible into common stock in certain circumstances), if fully exercised, would represent approximately a 34% equity interest in our company in the aggregate. On April 14, 2011, we submitted a proposal to our stockholders to, among other things, approve the issuance of the warrants and the securities exercisable upon exercise of the warrants at a special meeting of stockholders to be held on May 18, 2011.

If we do not receive the necessary regulatory and stockholder approval for this transaction, we will be unable to complete the transactions contemplated by the Funding Agreement and will not receive the $100 million loan. Further, we will be contractually obligated to reimburse the investors $250,000 upon termination of the Funding Agreement. We will also be contractually obligated, under certain circumstances, to pay the investors a termination fee of $3.5 million if, within twelve months of the termination of the Funding Agreement, we enter into an agreement with respect to, or complete a similar transaction with, another party and certain other requirements are met.

Any failure to consummate the proposed transaction with Hilltop and Oak Hill may impair our ability to raise additional capital, substantially limit our ability to implement our current business strategies and cause the market price of our common stock to decline. In addition, such failure may limit our ability to effectively sustain our operations, especially in the event of any future economic downturn, and could negatively affect our future business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

The table set forth below presents the amount awarded under our restricted stock plan for fiscal 2011 to each of the following Board of Directors. The Compensation Committee of the Board of Directors approved the awards on March 17, 2011.

	Restricted Stock Plan
Name and Position	Dollar Value ($)	Number of Shares Granted(1)
Robert A. Buchholz Director	$75,000	12,255
I.D. Flores, III Director	75,000	12,255

(1)	These shares are based on the last reported sales price of our common stock on the NYSE on March 17, 2011, which was $6.12 per share.

On April 28, 2011, the Board of Directors approved the payment of a one time retention bonus to be made to certain executive officers. The retention bonus compensation is payable in four annual installments beginning in August of 2011. At the discretion of the Board of Directors, up to one-half of the full amount may be paid in common stock of the Company. Each installment of the retention bonus is subject to the current employment of the executive officer by the Company at the payment date. The table set forth below presents the amount awarded under the retention bonus plan to each of the following executive officers:

Name and Position	Amount Paid Under the Retention Bonus Plan
James H. Ross Director, President and Chief Executive Officer	$400,000
Stacy M. Hodges Executive Vice President and Chief Financial Officer	345,000
Daniel R. Leland Executive Vice President	1,300,000
Richard H. Litton Executive Vice President	1,300,000
All executive officers as a group (8 persons)	$4,050,000

Item 6.	Exhibits

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

May 4, 2011	/S/ James H. Ross
Date	(Signature)
James H. Ross
Director and Chief Executive Officer
(Principal Executive Officer)

May 4, 2011	/S/ Stacy M. Hodges
Date	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009
3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 21, 2011
31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith