Form 10-Q/A
period 2010-09-24
SWS GROUP INC
filed 2011-09-02
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended September 24, 2010, originally filed on November 3, 2010 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. However, this Amendment only amends Items 1, 2 and 4 of Part I of the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Item 1 of Part I is being amended to correct an accounting error that resulted in: (i) a dollar-for-dollar overstatement of “loans held for sale” and understatement of “loans, net” on the Consolidated Statements of Financial Condition as of September 24, 2010 and (ii) a dollar-for-dollar misclassification of cash flows related to these loans as “cash flows from operating activities” rather than “cash flows from investing activities” on the Consolidated Statements of Cash Flows for the three months ended September 24, 2010. For additional information regarding this restatement, see “Restatement” contained in Item 1 of Part I. Item 2 of Part I is being amended solely to make conforming changes related to the restatement. Item 4 of Part I is being amended to disclose management’s conclusions regarding the ineffectiveness of the company’s disclosure controls and procedures.

Except for the information described above, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition September 24, 2010 (unaudited) and June 25, 2010	1

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) For the three-months ended September 24, 2010 and September 25, 2009 (unaudited)	2

Consolidated Statements of Cash Flows For the three-months ended September 24, 2010 and September 25, 2009 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. Controls and Procedures	57

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults Upon Senior Securities	58

Item 4. (Removed and Reserved)	58

Item 5. Other Information	58

Item 6. Exhibits	58

SIGNATURES	59

EXHIBIT INDEX	60

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 24, 2010 and June 25, 2010

(In thousands, except par values and share amounts)

	September (Restated)	June
	(Unaudited)
Assets
Cash and cash equivalents	$227,168	$27,190
Assets segregated for regulatory purposes	280,472	284,827
Receivable from brokers, dealers and clearing organizations	1,924,028	1,889,400
Receivable from clients, net	228,305	216,574
Loans held for sale	49,240	424,055
Loans, net	1,298,887	1,154,065
Securities owned, at market value	256,304	245,587
Securities held to maturity	78,988	87,140
Securities purchased under agreements to resell	45,137	30,507
Goodwill	7,552	7,552
Securities available for sale	1,302	1,388
Other assets	169,794	162,406

	$4,567,177	$4,530,691

Liabilities and Stockholders’ Equity
Short-term borrowings	$155,184	$110,000
Payable to brokers, dealers and clearing organizations	1,868,786	1,819,995
Payable to clients	417,620	420,672
Deposits	1,480,486	1,488,804
Securities sold under agreements to repurchase	12,843	12,389
Securities sold, not yet purchased, at market value	71,285	67,594
Drafts payable	27,379	27,346
Advances from Federal Home Loan Bank	111,083	132,821
Other liabilities	62,868	67,676

	4,207,534	4,147,297
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,298,257 shares at September 24, 2010; issued 33,312,140 and outstanding 32,342,190 shares at June 25, 2010	3,331	3,331
Additional paid-in capital	326,545	326,462
Retained earnings	38,237	61,893
Accumulated other comprehensive income – unrealized holding loss, net of tax of $61 at September 24, 2010 and $81 at June 25, 2010	238	304
Deferred compensation, net	3,342	3,176
Treasury stock (1,013,883 shares at September 24, 2010 and 969,950 shares at June 25, 2009, at cost)	(12,050)	(11,772)

Total stockholders’ equity	359,643	383,394
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,567,177	$4,530,691

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

For the three-months ended September 24, 2010 and September 25, 2009

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended
	September 24, 2010	September 25, 2009
Revenues:
Net revenues from clearing operations	$2,436	$2,626
Commissions	38,772	42,612
Interest	38,840	41,437
Investment banking, advisory and administrative fees	10,787	9,270
Net gains on principal transactions	12,195	14,819
Other	6,320	6,121

Total revenue	109,350	116,885
Interest expense	11,740	17,432

Net revenues	97,610	99,453

Non-interest expenses:
Commissions and other employee compensation	59,003	62,026
Occupancy, equipment and computer service costs	8,493	8,390
Communications	3,238	3,248
Floor brokerage and clearing organization charges	962	959
Advertising and promotional	654	1,005
Provision for loan loss	39,511	4,755
Other	16,026	14,093

Total non-interest expenses	127,887	94,476

Income (loss) before income tax expense	(30,277)	4,977
Income tax expense (benefit)	(9,529)	1,892

Net income (loss)	(20,748)	3,085
Net loss recognized in other comprehensive income (loss), net of tax of $(20) and $0 for the three-months ended September 24, 2010 and September 25, 2009, respectively.	(66)	(46)

Comprehensive income (loss)	$(20,814)	$3,039

Earnings per share – basic
Net income (loss)	$(0.64)	$0.11

Weighted average shares outstanding – basic	32,519,228	27,470,045

Earnings per share – diluted
Net income (loss)	$(0.64)	$0.11

Weighted average shares outstanding – diluted	32,519,228	27,532,943

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-months ended September 24, 2010 and September 25, 2009

(In thousands)

(Unaudited)

	For the Three-Months Ended
	September 24, 2010 (Restated)	September 25, 2009
Cash flows from operating activities:
Net income (loss)	$(20,748)	$3,085
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,848	1,692
Amortization of premiums on loans purchased	(43)	(31)
Amortization of premiums /discounts on investment securities	97	(7)
Provision for loan loss/doubtful accounts and write downs on real estate owned properties	47,125	6,508
Deferred income tax expense (benefit)	(6,520)	2,296
Allowance for deferred tax asset	844	—
Deferred compensation for deferred compensation plan and restricted stock plan	1,079	1,681
Gain on sale of loans	(12)	(77)
(Gain) loss on sale of real estate	439	(466)
Gain on the issuer’s redemption of investment securities	(1,078)	(16)
Equity in (earnings) losses of unconsolidated ventures	143	(334)
Dividend received on investment in Federal Home Loan Bank stock	(6)	(3)
Shortfall for taxes on vesting of restricted stock	303	76
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	4,355	12,748
Net change in broker, dealer and clearing organization accounts	14,163	(44,387)
Net change in client accounts	(14,948)	7,196
Net change in loans held for sale	424,055	27,455
Increase in securities owned	(10,717)	(27,200)
(Increase) decrease in securities purchased under agreements to resell	(14,630)	21,622
Increase in other assets	(7,548)	(6,164)
Increase (decrease) in drafts payable	33	(3,353)
Increase in securities sold, not yet purchased	3,691	21,458
Decrease in other liabilities	(6,083)	(13,001)

Net cash provided by operating activities	415,842	10,778

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned properties	(814)	(1,964)
Proceeds from the sale of real estate	9,947	9,723
Loan originations and purchases	(1,991,991)	(110,520)
Loan repayments	1,746,516	71,613
Cash paid on investments	—	(400)
Proceeds from the issuer’s redemption of investment securities	7,077	—
Cash received on investments	2,055	—
Proceeds from the sale of securities available for sale	—	2,925
Proceeds from the sale of Federal Home Loan Bank stock	267	267
Purchases of Federal Home Loan Bank stock	(1,460)	—

Net cash used in investing activities	(228,403)	(28,356)

Cash flows from financing activities:
Payments on short-term borrowings	(994,532)	(528,500)
Cash proceeds from short-term borrowings	1,034,032	556,500
Cash proceeds from other financing activities	5,684	—
Increase (decrease) in deposits	(8,318)	44,795
Advances from the Federal Home Loan Bank	418,644	50
Payments on advances from the Federal Home Loan Bank	(440,382)	(1,692)

	For the Three-Months Ended
	September 24, 2010 (Restated)	September 25, 2009
Payment of cash dividends on common stock	$(2,928)	$(2,482)
Shortfall for taxes on vesting of restricted stock	(303)	(76)
Cash receipts on securities sold under agreements to repurchase	454	(4,462)
Proceeds related to the deferred compensation plan	188	213
Purchase of treasury stock related to the deferred compensation plan	—	(228)

Net cash provided by financing activities	12,539	64,118

Net increase in cash and cash equivalents	199,978	46,540
Cash and cash equivalents at beginning of period	27,190	96,253

Cash and cash equivalents at end of period	$227,168	$142,793

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$—	$1,440

Foreclosures on loans	$11,958	$15,744

Transfer of loans from investment to held for sale	$49,240	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,293	$19,355

Income taxes	$1,635	$4,130

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

Restatement. In August 2011, SWS determined that loan participations acquired under its standard mortgage purchase program agreement did not meet the new participating interest requirements under amended Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” (“ASC 860”), which was effective for SWS for transfers after July 1, 2010. Accordingly, the loan participations in the mortgage purchase program which were previously classified as loans held for sale should have been considered loans held for investment and reported as loans, net on the Consolidated Statements of Financial Condition. As a result, SWS overstated loans held for sale and understated loans, net on the Consolidated Statements of Financial Condition as of September 24, 2010 and misclassified cash flows related to these loans as cash flows from operating activities rather than cash flows from investing activities on the Consolidated Statements of Cash Flows for the three months ended September 24, 2010. This change had no impact on the Consolidated Statements of Income, the allowance for loan losses or Bank regulatory capital ratios. The mortgage purchase program is discussed in detail in “Loans Held for Sale.”

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

The effect of the revised presentation of the Consolidated Statements of Financial Condition and the Consolidated Statements of Cash Flows are presented below:

	September 24, 2010
(in thousands)	Restated Amount	Previously Reported
Consolidated Statements of Financial Condition:
Loans held for sale	$49,240	$293,036
Loans, net	1,298,887	1,055,091

Consolidated Statements of Cash Flows:
Cash flows provided by operating activities	415,842	172,046
Net change in loans held for sale	424,055	180,259
Cash flows (used in) provided by investing activities	(228,403)	15,393
Loan originations and purchases	(1,991,991)	(114,470)
Loan repayments	1,746,516	112,791

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

	September	June

Payable
Securities failed to receive	$14,991	$17,705
Securities loaned	1,784,854	1,775,693
Correspondent broker/dealers	17,046	11,669
Other	51,895	14,928

	$1,868,786	$1,819,995

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

LOANS HELD FOR SALE

Loans held for sale consist of originated loans that were held for investment that management subsequently decided to sell as well as purchased loans held for sale acquired under the mortgage purchase program.

Originated loans that are held for sale (other loans held for sale) are valued at the lower of cost or fair value as determined by the negotiated sales price or if no sales price is yet determined, at an agreed upon acceptance price as determined by a third party valuation and management.

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

The loan participations in the mortgage purchase program are acquired from various mortgage companies and valued at the lower of cost or fair value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis. The purchased loans are pre-sold by the mortgage company to secondary investors who have been approved by the Bank. Gains and losses on the sale of loans held for sale in the mortgage purchase program are determined using the specific identification method.

The mortgage purchase program has been in place since 1992. For loans purchased prior to June 30, 2010, the Bank reported these loans as “loans held for sale” under guidance in Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” With the amendment of the accounting guidance under ASC 860, which was effective for the Company on July 1, 2010, the Company determined that the agreements used in its mortgage purchase program no longer met the participating interest requirements of the new accounting guidance. As a result, the Company has reported the loans in the mortgage purchase program acquired after July 1, 2010 as loans, net at September 24, 2010 on the Consolidated Statements of Financial Condition. Because these transactions did not qualify for sale accounting, the Bank recognizes these as loans to the mortgage “seller” secured by the individual loans transferred to the Bank rather than as loans to the individual mortgage borrowers as was previously the case. There has been no change to the Company’s mortgage purchase program or its operations.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

The recorded and fair values of loans held for sale are as follows:

(in thousands)	September 30, 2010 (Restated)		June 30, 2010
	Recorded Value	Fair Value	Recorded Value	Fair Value
Mortgage purchase program	$—	$—	$424,055	$424,986
Other loans held for sale	49,240	49,240	—	—

Total	$49,240	$49,240	$424,055	$424,986

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable at September 30, 2010 and June 30, 2010 are summarized as follows (in thousands):

	September (Restated)	June
Loans receivable:
Construction	$115,290	$128,552
Lot and land development	106,764	121,214
Residential mortgage	389,232	153,031
Commercial real estate	447,411	515,274
Multi-family	72,813	75,481
Commercial loans	209,043	191,694
Consumer loans	4,399	4,692

	1,344,952	1,189,938
Unamortized premiums	(676)	(732)
Allowance for probable loan losses	(45,389)	(35,141)

	$1,298,887	$1,154,065

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

The allowance to ending loan balance ratio as of September 30, 2010 and 2009 was 3.38% and 1.44%, respectively.

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

Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are further segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans receivable was $1,425,588,000 and $1,264,675,000 at September 30, 2010 (restated) and June 30, 2010.

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three-Months Ended September 24, 2010 and September 25, 2009

(Unaudited)

The Bank’s actual capital amounts and ratios are presented in the following tables (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		MOU Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:
Total risk-based capital	$160,842	12.6%	$101,944	8.0%	$127,430	10.0%	$152,916	12.0%
Tier I risk-based capital	144,914	11.4	50,972	4.0	76,458	6.0	101,944	8.0
Tier I (core) capital	144,914	8.3	69,885	4.0	87,356	5.0	139,769	8.0

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

The impact of the asset quality deterioration is also evident in the allowance for loan loss as loan loss provision expense increased to $39.5 million in the first quarter of fiscal 2011 as compared to $10.7 million in the fourth quarter of fiscal 2010 and $4.8 million in the first quarter of fiscal 2010. The allowance at September 30, 2010, was $45.4 million, or 3.38% of loans held for investment, as compared to $35.1 million, or 3.0% of loans held for investment at June 30, 2010.

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

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-month period ended September 24, 2010 compared to the three-month period ended September 25, 2009 (dollars in thousands):

	Three-Months Ended
	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(190)	(7)%
Commissions	(3,840)	(9)
Net interest	3,095	13
Investment banking, advisory and administrative fees	1,517	16
Net gains on principal transactions	(2,624)	(18)
Other	199	3

	$(1,843)	(2)%

	Three-Months Ended
	Amount	% Change
Operating expenses:
Commissions and other employee compensation	$(3,023)	(5)%
Occupancy, equipment and computer service costs	103	1
Communications	(10)	—
Floor brokerage and clearing organization charges	3	—
Advertising and promotional	(351)	(35)
Provision for loan loss	34,756	731
Other	1,933	14

	$33,411	35%

Pre-tax income	$(35,254)	(708)%

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

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009 (dollars in thousands):

	Three-Months Ended		Increase/ (Decrease)	% Change
	September 24, 2010	September 25, 2009
Net revenues:
Clearing	$5,371	$5,156	$215	4%
Retail	28,071	25,075	2,996	12
Institutional	42,592	49,148	(6,556)	(13)
Banking	21,190	19,302	1,888	10
Other	386	772	(386)	(50)

Total	$97,610	$99,453	$(1,843)	(2)%

Pre-tax income (loss):
Clearing	$493	$(5,688)	$6,181	109%
Retail	317	(997)	1,314	132
Institutional	15,094	17,826	(2,732)	(15)
Banking	(37,998)	2,968	(40,966)	>100
Other	(8,183)	(9,132)	949	10

Total	$(30,277)	$4,977	$(35,254)	(708)%

Clearing:

The following is a summary of the results for the clearing segment for the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009 (dollars in thousands):

	Three-Months Ended		Increase/ (Decrease)	% Change
	September 24, 2010	September 25, 2009
Net revenue from clearing services	$2,436	$2,625	$(189)	(7)%
Net interest	1,571	1,474	97	7
Other	1,364	1,057	307	29

Net revenues	5,371	5,156	215	4
Operating expenses	4,878	10,844	(5,966)	(55)

Pre-tax income (loss)	$493	$(5,688)	$6,181	109%

Daily average customer margin balance	$111,000	$90,000	$21,000	23%

Daily average customer funds on deposit	$229,000	$229,000	—	—

Customer deposits at the Bank	$706,000	$628,000	$78,000	12%

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

Retail:

The following is a summary of the results for the retail segment for the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009 (dollars in thousands):

	Three-Months Ended		% Change
	September 24, 2010	September 25, 2009
Private Client Group (“PCG”)
Commissions	$13,506	$13,574	(1)%
Advisory fees	1,274	1,302	(2)
Insurance products	1,265	923	37
Other	76	(27)	381
Net interest revenue	618	537	15

	16,739	16,309	3

Independent registered representatives (“SWS Financial”)
Commissions	7,515	5,783	30
Advisory fees	728	492	48
Insurance products	1,638	1,328	23

	Three-Months Ended		% Change
	September 24, 2010	September 25, 2009
Other	$251	$189	33%
Net interest revenue	199	178	12

	10,331	7,970	30

Other
Commissions	89	39	128
Advisory fees	556	463	20
Insurance products	310	243	28
Other	46	54	(15)
Net interest revenue	—	(3)	—

	1,001	796	26

Total net revenues	28,071	25,075	12
Operating expenses	27,754	26,072	6

Pre-tax income (loss)	$317	$(997)	132%

Daily average customer margin balances	$74,000	$52,000	42%

Daily average customer funds on deposit	$115,000	$135,000	(15)%

Customer deposits at the Bank	$578,000	$516,000	12%

PCG representatives	199	227	(12)%

SWS Financial representatives	313	307	2%

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

Institutional:

The following is a summary of the results for the institutional segment for the three-months ended September 24, 2010 as compared to the three-months ended September 25, 2009 (dollars in thousands):

	Three-Months Ended		% Change
	September 24, 2010	September 25, 2009
Commissions
Taxable fixed income	$10,465	$16,247	(36)%
Municipal distribution	4,247	4,082	4
Portfolio trading	2,914	2,851	2
Other	3	5	(40)

	17,629	23,185	(24)

Investment banking fees	8,130	7,028	16
Net gains on principal transactions	12,170	14,657	(17)
Other	174	249	(30)
Net interest revenue
Stock Loan	3,534	3,975	(11)
Other	955	54	>100

Total	42,592	49,148	(13)
Operating expenses	27,498	31,322	(12)

Pre-tax income	$15,094	$17,826	(15)%

Taxable fixed income representatives	32	31	3%

Municipal distribution representatives	24	24	—

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment were as follows (in thousands):

	Three-Months Ended
	September 24, 2010	September 25, 2009
Daily average interest-earning assets:
Stock borrowed	$2,047,000	$1,893,000
Daily average interest-bearing liabilities:
Stock loaned	2,017,000	1,848,000

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

Banking:

The following is a summary of the results for the banking segment for the three-months ended September 30, 2010 and as compared to the three-months ended September 30, 2009 (dollars in thousands):

	Three-Months Ended
	September 30, 2010	September 30, 2009	% Change
Net interest revenue	$20,176	$18,018		12%
Other	1,014	1,284		(21)

Total net revenues	21,190	19,302		10
Operating expenses	59,188	16,334		262

Pre-tax income (loss)	$(37,998)	$2,968	>	(100)%

In the three-months ended September 30, 2010 as compared to the three-months ended September 30, 2009, the Bank’s net revenues increased 10% but the Bank posted a pre-tax loss of $38.0 million down from $2.9 million of pre-tax income reported in the same period of the last fiscal year.

Net interest revenue generated by the Bank accounted for approximately 20.7% of our consolidated net revenue for the three-months ended September 30, 2010 and 18.1% for the three-months ended September 30, 2009. The increase in net interest revenue at the Bank was due primarily to an 11% increase in the average balance of loans held for investment and sale from September 30, 2009 to September 30, 2010 despite a 23 basis points decrease in the average yield. In addition, the total average balance of the Bank’s investments increased $29.9 million in the three-months ended September 30, 2010 as compared to the same period of the prior fiscal year due to the Bank’s investment of excess liquidity in a portfolio of GNMA securities during the third quarter of fiscal 2010.Other revenue for the Bank decreased more than 21% for the three-months ended September 30, 2010 as compared to the same period last fiscal year. This decrease was primarily due to a $905,000 increase in the net loss on the sale of REO property and a $178,000 decrease in the loss on small business administration (“SBA”) loans sold offset by a $1.1 million gain on the sale of securities.

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

Loans receivable at September 30, 2010 and June 30, 2010 are summarized as follows (in thousands):

	September 30, 2010 (Restated)	June 30, 2010
Residential
Mortgage loans held for sale	$—	$424,055
Mortgage 1-4 first liens	380,163	143,755
Mortgage 1-4 junior liens	8,839	9,040

	389,002	576,850

Construction
Residential construction	61,248	80,463
Multi-family construction	8,962	7,595
Commercial construction	45,080	40,495

	115,290	128,553

Lot and land development
Residential land	73,293	84,669
Commercial land	33,367	36,414

	$106,660	$121,083

	September 30, 2010 (Restated)	June 30, 2010
Commercial real estate	$447,103	$514,930
Multi-family	72,741	75,408
Commercial loans	209,081	191,745
Consumer loans	4,399	4,692
Loans held for immediate sale:
Commercial real estate	40,588	—
Commercial loans	631	—
Mortgage 1-4	4,087	—
Residential construction	1,960	—
Multi-family	1,974	—

	49,240	—

	1,393,516	1,613,261
Allowance for probable loan loss	(45,389)	(35,141)

	$1,348,127	$1,578,120

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

Cash Flow

Net cash provided by operating activities was $415.8 million and $10.8 million for the three-months ended September 24, 2010 and September 25, 2009, respectively. The increase from fiscal 2010 to fiscal 2011 in net cash provided by operating activities was primarily due to the decrease in the Bank’s investment in purchased mortgage loans held for sale.

Net cash used in investing activities for the three-months ended September 24, 2010 was $228.4 million and $28.4 million for the three-months ended September 25, 2009. The primary reason for the increase in cash used in investing activities was a $206.6 million increase in the net amount invested in loans at the Bank, as well as the receipt of $7.1 million from the sale of investments and $2.1 million from cash received on investments at the Bank.

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

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of September 24, 2010. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 24, 2010, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.

Specifically, for reasons set forth below, our management has concluded that our accounting and financial reporting systems and procedures were not sufficiently designed to evaluate and ensure accurate application of new accounting pronouncements in order to prepare financial statements in accordance with GAAP. Our processes were inadequate for adopting new accounting pronouncements that amended the guidance on (i) transfers of financial assets and (ii) consolidation of variable interest entities. As of and for the period ended September 24, 2010, in particular, our management determined that inadequate review and assessment of accounting for transfers of financial assets caused us to restate our quarterly financial statements. Also, our processes were not sufficiently designed to ensure consistent and complete application of the accounting guidance relating to the consolidation of, and the identification of all potential interest in variable interest entities.

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

SWS Group, Inc.
(Registrant)

September 2, 2011	/s/ JAMES H. ROSS
Date	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 2, 2011	/s/ STACY M. HODGES
Date	(Signature)
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