Form 10-Q/A
period 2010-12-31
SWS GROUP INC
filed 2011-09-02
CIK 878520

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

Explanatory Note

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the six months ended December 31, 2010, originally filed on February 9, 2011 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. However, this Amendment only amends Items 1, 2 and 4 of Part I of the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Item 1 of Part I is being amended to correct an accounting error that resulted in: (i) a dollar-for-dollar overstatement of “loans held for sale” and understatement of “loans, net” on the Consolidated Statements of Financial Condition as of December 31, 2010 and (ii) a dollar-for-dollar misclassification of cash flows related to these loans as “cash flows from operating activities” rather than “cash flows from investing activities” on the Consolidated Statements of Cash Flows for the six months ended December 31, 2010. For additional information regarding this restatement, see “Restatement” contained in Item 1 of Part I. Item 2 of Part I is being amended solely to make conforming changes related to the restatement. Item 4 of Part I is being amended to disclose management’s conclusions regarding the ineffectiveness of the company’s disclosure controls and procedures.

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

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and June 25, 2010

(In thousands, except par values and share amounts)

	December (Restated)	June
	(Unaudited)
Assets
Cash and cash equivalents	$243,375	$27,190
Assets segregated for regulatory purposes	254,134	284,827
Receivable from brokers, dealers and clearing organizations	1,929,588	1,889,400
Receivable from clients, net	237,693	216,574
Loans held for sale	10,080	424,055
Loans, net	1,143,413	1,154,065
Securities owned, at market value	229,805	245,587
Securities held to maturity	265	87,140
Securities purchased under agreements to resell	30,600	30,507
Goodwill	7,552	7,552
Securities available for sale	44,580	1,388
Other assets	161,883	162,406

	$4,292,968	$4,530,691

Liabilities and Stockholders’ Equity
Short-term borrowings	$200,300	$110,000
Payable to brokers, dealers and clearing organizations	1,789,228	1,819,995
Payable to clients	394,568	420,672
Deposits	1,272,364	1,488,804
Securities sold under agreements to repurchase	2,513	12,389
Securities sold, not yet purchased, at market value	79,583	67,594
Drafts payable	29,033	27,346
Advances from Federal Home Loan Bank	105,438	132,821
Other liabilities	60,344	67,676

	3,933,371	4,147,297
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,282,342 shares at December 31, 2010; issued 33,312,140 and outstanding 32,342,190 shares at June 25, 2010	3,331	3,331
Additional paid-in capital	326,442	326,462
Retained earnings	37,584	61,893
Accumulated other comprehensive income – unrealized holding loss, net of tax of $311 at December 31, 2010 and $81 at June 25, 2010	747	304
Deferred compensation, net	3,436	3,176
Treasury stock (1,029,798 shares at December 31, 2010 and 969,950 shares at June 25, 2009, at cost)	(11,943)	(11,772)

Total stockholders’ equity	359,597	383,394
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,292,968	$4,530,691

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

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended December 31, 2010 and 2009

(In thousands)

(Unaudited)

	For the Six-Months Ended
	December 31, 2010 (Restated)	December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(21,078)	$8,952
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,681	3,462
Amortization of premiums/discounts on loans purchased	(67)	(108)
Amortization of premiums /discounts on investment securities	146	(14)
Provision for loan loss/doubtful accounts and write downs on real estate owned properties	58,189	11,822
Deferred income tax benefit	(4,288)	(674)
Allowance for deferred tax asset	844	—
Deferred compensation for deferred compensation plan and restricted stock plan	2,522	3,309
Loss (gain) on sale of loans	513	(564)
Loss on disposition/sale of fixed asset transaction	6	10
Loss on sale of real estate	1,988	484
Gain on the sale of investment securities	(21)	—
Gain on issuer’s redemption of investment securities	(1,078)	—
Equity in (earnings) losses of unconsolidated ventures	323	(713)
Gain on the sale of securities available for sale	—	(16)
Dividend received on investment in Federal Home Loan Bank stock	(13)	(6)
Shortfall for taxes on vesting of restricted stock	310	120
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	30,693	7,786
Net change in broker, dealer and clearing organization accounts	(70,955)	(75,385)
Net change in client accounts	(47,628)	17,374
Net change in loans held for sale	424,055	(77,855)
Decrease in securities owned	15,782	25,804
Increase in securities purchased under agreements to resell	(93)	(1,029)
Increase in other assets	(6,613)	(12,981)
Increase in drafts payable	1,687	1,030
Increase in securities sold, not yet purchased	11,989	(9,872)
Decrease in other liabilities	(9,733)	(17,494)

Net cash provided by (used in) operating activities	391,161	(116,558)

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned properties	(1,962)	(4,422)
Proceeds from fixed asset transactions	—	17
Proceeds from the sale of real estate	30,096	14,509
Proceeds from the sale of loans	39,518	—
Loan originations and purchases	(3,546,084)	(196,315)
Loan repayments	3,423,728	142,276
Cash paid on investments	—	(400)
Proceeds from the sale of investment securities	32,976	—
Proceeds from the issuer’s redemption of investment securities	7,082	—
Proceeds from the distribution from investment securities	306	—
Proceeds from the sale of investments	5,251	—
Proceeds from the sale of securities available for sale	—	2,925
Proceeds from the sale of Federal Home Loan Bank stock	2,564	267
Purchases of Federal Home Loan Bank stock	(1,460)	—

Net cash used in investing activities	(7,985)	(41,143)

	For the Six-Months Ended
	December 31, 2010 (Restated)	December 31, 2009
Cash flows from financing activities:
Payments on short-term borrowings	$(2,763,332)	$(1,396,700)
Cash proceeds from short-term borrowings	2,853,632	1,415,200
Increase (decrease) in deposits	(216,440)	57,596
Advances from the Federal Home Loan Bank	418,644	997
Payments on advances from the Federal Home Loan Bank	(446,027)	(5,524)
Payment of cash dividends on common stock	(3,253)	(5,354)
Shortfall for taxes on vesting of restricted stock	(310)	(120)
Cash receipts on securities sold under agreements to repurchase	(9,876)	(4,462)
Net proceeds from secondary offering	—	54,482
Proceeds related to the deferred compensation plan	311	353
Purchase of treasury stock related to the deferred compensation plan	(340)	(228)

Net cash (used in) provided by financing activities	(166,991)	116,240

Net increase (decrease) in cash and cash equivalents	216,185	(41,461)
Cash and cash equivalents at beginning of period	27,190	96,253

Cash and cash equivalents at end of period	$243,375	$54,792

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$414	$1,461

Foreclosures on loans	$36,724	$29,035

Transfer of securities from held to maturity to available for sale	$42,519	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,564	$33,801

Income taxes	$1,635	$6,780

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

Restatement. In August 2011, SWS determined that loan participations acquired under its standard mortgage purchase program agreement did not meet the new participating interest requirements under amended Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” (“ASC 860”), which was effective for SWS for transfers after July 1, 2010. Accordingly, the loan participations in the mortgage purchase program which were previously classified as loans held for sale should have been considered loans held for investment and reported as loans, net on the Consolidated Statements of Financial Condition. As a result, SWS overstated loans held for sale and understated loans, net on the Consolidated Statements of Financial Condition as of December 31, 2010 and misclassified cash flows related to these loans as cash flows from operating activities rather than cash flows from investing activities on the Consolidated Statements of Cash Flows for the six months ended December 31, 2010. This change had no impact on the Consolidated Statements of Income, the allowance for loan losses or Bank regulatory capital ratios. The mortgage purchase program is discussed in detail in “Loans Held for Sale.”

The effect of the revised presentation of the Consolidated Statements of Financial Condition and the Consolidated Statements of Cash Flows are presented below:

(in thousands)	December 31, 2010
	Restated Amount	Previously Reported
Consolidated Statements of Financial Condition:
Loans held for sale	$10,080	$172,747
Loans, net	1,143,413	980,746
Consolidated Statements of Cash Flows:
Cash flows provided by operating activities	391,161	228,494
Net change in loans held for sale	424,055	261,388
Cash flows (used in) provided by investing activities	(7,985)	154,682
Proceeds from the sale of loans	39,518	38,199
Loan originations and purchases	(3,546,084)	(195,633)
Loan repayments	3,423,728	237,263

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

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward period available under the tax law. The Company’s deferred tax assets include $844,000 which reflects the benefit of capital losses associated with its investments in certain partnership assets. In the first quarter of fiscal 2010, the Company established a valuation allowance in the amount of $844,000. As of December 31, 2010, the Company did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses.

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

	Three-Months Ended		Six-Months Ended
	2010	2009	2010	2009
Income tax expense (benefit) at the statutory rate	$(250)	$3,134	$(10,847)	$4,876
Tax exempt interest	(207)	(195)	(420)	(374)
Tax exempt income from company-owned life insurance (“COLI”)	$(238)	$(78)	$(466)	$(431)
State income taxes, net of federal tax benefit	(16)	130	440	803
Non-deductible meals and entertainment	44	78	77	140
Non-deductible compensation	280	—	385	—
Valuation allowance	—	—	844	—
Other, net	3	19	74	(34)

	$(384)	$3,088	$(9,913)	$4,980

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2010 and June 30, 2010 are presented below (in thousands):

	December 2010	June 2010
Deferred tax assets:
Employee compensation plans	$10,298	$11,787
Allowance for probable loan losses	18,287	12,625
Bad debt reserve	1,895	1,847
Deferred rent	1,678	1,675
Fixed assets, net	—	202
Gain on sale of loans deferred	656	804
Investment in unconsolidated ventures	537	384
Securities available for sale	677	—
State taxes	1,259	1,155
Other	354	643

Total gross deferred tax assets	35,641	31,122

Deferred tax liabilities:
Securities available for sale	$(376)	$(145)
Extraordinary gain	(239)	(239)
Fixed assets, net	(257)	__
Other	(73)	(99)

Total gross deferred tax liabilities	(945)	(483)

Valuation allowance	(844)	—

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$33,852	$30,639

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

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio and the Bank’s investment in Government National Mortgage Association (“GNMA”) securities. These financial instruments are valued using quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying observable market assumptions.

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

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of December 31, 2010, the Bank had invested $3,000,000 of its aggregate commitment of $5,000,000 to the two funds. During the three and six-months ended December 31, 2010, the Bank recorded net losses of $9,000 and $136,000 related to these investments. In comparison, during the three and six-months ended December 31, 2009, the Bank recorded losses of $33,000 and gains of $335,000, respectively, related to these investments. During the three and six-months ended December 31, 2010, the Bank received a $306,000 distribution one of these investments.

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

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 2010, SWS held TLGP bonds with a market value of $61,751,000 and cash of approximately $192,383,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at December 31, 2010.

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

The mortgage purchase program has been in place since 1992. For loans purchased prior to June 30, 2010, the Bank reported these loans as “loans held for sale” under guidance in Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” With the amendment of the accounting guidance under ASC 860, which was effective for the Company on July 1, 2010, the Company determined that the agreements used in its mortgage purchase program no longer met the participating interest requirements of the

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

new accounting guidance. As a result, the Company has reported the loans in the mortgage purchase program acquired after July 1, 2010 as loans, net at December 31, 2010 on the Consolidated Statements of Financial Condition. Because these transactions did not qualify for sale accounting, the Bank recognizes these as loans to the mortgage “seller” secured by the individual loans transferred to the Bank rather than as loans to the individual mortgage borrowers as was previously the case. There has been no change to the Company’s mortgage purchase program or its operations.

The recorded and fair values of loans held for sale are as follows:

(in thousands)	December 31, 2010 (Restated)		June 30, 2010
	Recorded Value	Fair Value	Recorded Value	Fair Value
Mortgage purchase program	$—	$—	$424,055	$424,986
Other loans held for sale	10,080	10,080	—	—

Total	$10,080	$10,080	$424,055	$424,986

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loans is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable at December 31, 2010 and June 30, 2010 are summarized as follows (in thousands):

	December (Restated)	June
Loans receivable:
Residential construction	$111,964	$128,552
Lot and land development	87,974	121,214
Residential mortgage	298,027	153,031
Commercial real estate	418,000	515,274
Multi-family	66,113	75,481
Commercial loans	204,826	191,694
Consumer loans	4,129	4,692

	1,191,033	1,189,938
Unamortized premiums and discounts	(579)	(732)

	1,190,454	1,189,206
Allowance for probable loan losses	(47,041)	(35,141)

	$1,143,413	$1,154,065

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

The analysis of the allowance for loan losses for the three and six-months ended December 31, 2010 and 2009 and the recorded investment in loans receivable at December 31, 2010 (restated) and 2009 are as follow (in thousands):

	Three-Months Ended December 31, 2010			Three-Months Ended December 31, 2009
	Real-Estate	Non-Real Estate	Total	Real-Estate	Non-Real Estate	Total
Allowance for credit losses:
Balance at beginning of period	$40,275	$5,114	$45,389	$15,246	$1,629	$16,875
Charge-offs	(5,014)	(136)	(5,150)	(2,918)	(1,051)	(3,969)
Recoveries	63	10	73	22	8	30

Net charge-offs	(4,951)	(126)	(5,077)	(2,896)	(1,043)	(3,939)
Additions charged to operations	7,817	(1,088)	6,729	3,311	1,354	4,665

Balance at end of period	$43,141	$3,900	$47,041	$15,661	$1,940	$17,601

Ending balance: Individually evaluated for impairment	$1,893	$118	$2,011	$2,728	$175	$2,903

Ending balance: Collectively evaluated for impairment	$41,248	$3,782	$45,030	$12,933	$1,765	$14,698

Financing Receivables:
Balance at end of period	$981,465	$208,989	$1,190,454	$1,006,042	$166,415	$1,172,457

Ending balance: Individually evaluated for impairment	$68,522	$2,173	$70,695	$25,135	$925	$26,060

Ending balance: Collectively evaluated for impairment	$912,943	$206,816	$1,119,759	$980,907	$165,490	$1,146,397

	Six-Months Ended December 31, 2010			Six-Months Ended December 31, 2009
	Real-Estate	Non-Real Estate	Total	Real-Estate	Non-Real Estate	Total
Allowance for credit losses:
Balance at beginning of period	$32,257	$2,884	$35,141	$13,412	$1,319	$14,731
Charge-offs	(33,001)	(1,678)	(34,679)	(5,485)	(1,116)	(6,601)
Recoveries	295	44	339	22	29	51

Net charge-offs	(32,706)	(1,634)	(34,340)	(5,463)	(1,087)	(6,550)
Additions charged to operations	43,590	2,650	46,240	7,712	1,708	9,420

Balance at end of period	$43,141	$3,900	$47,041	$15,661	$1,940	$17,601

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

The allowance to ending loan balance ratio as of December 31, 2010 and 2009 was 3.95% and 1.50%, respectively.

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (*)	Interest Income Recognized(#)
June 30, 2010
With no related allowance recorded:
1-4 family	$6,177	$6,915	$—	$4,091	$—
Lot and land development	9,514	10,040	—	5,879	127
Multi-family	2,394	4,896	—	802	—
Residential construction	3,839	4,039	—	4,377	—
Commercial real estate	9,350	12,983	—	7,626	—
Commercial loans	462	997	—	1,297	—
Consumer loans	11	17	—	4	—

	31,747	39,887	—	24,076	127

With an allowance recorded:
1-4 family	—	—	—	1,352	—
Lot and land development	1,626	1,626	450	2,082	—
Multi-family	—	—	—	1,207	—
Residential construction	—	—	—	1,543	—
Commercial real estate	7,561	7,574	2,761	3,130	—
Commercial loans	—	—	—	456	—
Consumer loans	—	—	—	5	—

	9,187	9,200	3,211	9,775	—

Total
1-4 family	6,177	6,915	—	5,443	—
Lot and land development	11,140	11,666	450	7,961	127
Multi-family	2,394	4,896	—	2,009	—
Residential construction	3,839	4,039	—	5,920	—
Commercial real estate	16,911	20,557	2,761	10,756	—
Commercial loans	462	997	—	1,753	—
Consumer loans	11	17	—	9	—

	$40,934	$49,087	$3,211	$33,851	$127

(*)	Represents the average recorded investment for the twelve-months ended June 30, 2010.
(#)	Represents interest income recognized on impaired loans for the twelve-months ended June 30, 2010.

In compliance with the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”), the Bank has processes in place to continuously monitor the credit quality of the loan portfolio as well as compliance with both internal policies and regulatory guidance. These processes include the internal credit review department and external credit review consultants. Reports provided by these groups to management and the Board assist in overall risk mitigation for the loan portfolio and with compliance with the Order. See “Cease and Desist Order with the

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

Office of Thrift Supervision.” One of the reports maintained is the criticized and classified loan report which is used to assist in the calculation of an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of December 31, 2010 (restated) and June 30, 2010 (in thousands):

	Pass	Special Mention(*)	Substandard(#)	Total
December 31, 2010
1-4 family	$276,261	$174	$21,380	$297,815
Lot and land development	36,146	2,223	49,508	87,877
Multi-family	49,843	—	24,099	73,942
Residential construction	32,403	1,552	16,277	50,232
Commercial real estate	348,597	19,099	103,903	471,599
Commercial loans	179,220	12,181	13,459	204,860
Consumer loans	3,995	—	134	4,129

	$926,465	$35,229	$228,760	$1,190,454

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2010
1-4 family	$138,470	$876	$13,449	$152,795
Lot and land development	90,870	—	30,213	121,083
Multi-family	64,169	16,440	2,394	83,003
Residential construction	70,178	—	10,285	80,463
Commercial real estate	463,019	13,462	78,944	555,425
Commercial loans	187,344	—	4,401	191,745
Consumer loans	4,681	—	11	4,692

	$1,018,731	$30,778	$139,697	$1,189,206

(*)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

The following tables highlight the age analysis of the Bank’s financing receivables as of December 31, 2010 (restated) and June 30, 2010 (in thousands):

Age Analysis of Past Due Financing Receivables

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
December 31, 2010
1-4 family	$172	$1,808	$4,211	$6,191	$291,624	$297,815	$—
Lot and land development	1,994	1,453	5,074	8,521	79,356	87,877	—
Multi-family	—	—	—	—	73,942	73,942	—
Residential construction	—	—	—	—	50,232	50,232	—
Commercial real estate	808	1,850	9,389	12,047	459,552	471,599	—
Commercial loans	84	25	729	838	204,022	204,860	—
Consumer loans	—	—	—	—	4,129	4,129	—

Total	$3,058	$5,136	$19,403	$27,597	$1,162,857	$1,190,454	$—

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

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three and Six-Months Ended December 31, 2010 and 2009

(Unaudited)

Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are further segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans receivable was $1,235,279,000 and $1,264,675,000 at December 31, 2010 (restated) and June 30, 2010.

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

Subject to the operating limitations in the Order, in the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of December 31, 2010, the Bank had unfunded commitments of $114,028,000 relating to revolving lines of credit. In addition, as of December 31, 2010, the Bank had unfunded new loans in the amount of $72,483,000.

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

The provision for loan losses was $6.7 million in the second quarter of fiscal 2011 as compared to $4.7 million in the second quarter of fiscal 2010. The allowance at December 31, 2010 was $47.0 million, or 3.95% of loans held for investment, as compared to $35.1 million, or 2.96% of loans held for investment, at June 30, 2010.

Management has implemented strategies to address the requirements of the Memorandum of Understanding (“MOU”). Because the provisions of the Order are very similar to the MOU, these strategies will generally not require material modification to comply with the Order.

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

Net revenues decreased for the first six-months of fiscal 2011 by $6.7 million as compared to the same period of fiscal 2010. The largest components of the decrease were in commissions, net gains on principal transactions and other revenue. The $7.7 million decrease in commissions was due primarily to an $8.7 million decrease in commissions in the institutional segment, primarily in the taxable fixed income business, as a result of reduced market volatility. This decrease was offset by an increase in commissions of $1.1 million in the retail segment. The decrease in net gains on principal transactions was driven primarily by a decrease in taxable fixed income gains due to reduced spreads from the first half of the prior fiscal year. The decrease in other revenue was primarily due to a $2.5 million increase in net losses related to the sale of REO and loans held for sale at the Bank, offset by a $733,000 increase in gains on the Bank’s investments. These revenue declines were partially offset by a $1.6 million increase in net interest revenue and a $6.0 million increase in investment banking and advisory fees. The increase in net interest revenue was due primarily to a reduction in interest paid on deposits. The increase in investment banking and advisory fees was due to an increase the number of deals closed in our public finance business unit, an increase in underwritings in the taxable fixed income business as well as an increase in fees generated from advisory services in our corporate finance business unit.

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

Net revenues in the retail segment decreased 2% for the three-months ended December 31, 2010 as compared to the same period last fiscal year due primarily to a decrease in commission revenue from closing one PCG office during the December 2010 quarter. This decline was partially offset by an increase in commission revenue in the independent registered representative sales force. Total customer assets were $12.6 billion at December 31, 2010 as compared to $12.9 billon at December 31, 2009. Assets under management were $615 million at December 31, 2010 as compared to $565 million at December 31, 2009.

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

Six-months Ended:

The following is a summary of the results for the banking segment for the six-months ended December 31, 2010 and as compared to the six-months ended December 31, 2009 (dollars in thousands):

	Six-Months Ended		% Change
	December 31, 2010	December 31, 2009
Net interest revenue	$38,093	$37,148	3%
Other	(920)	910	>(100)

Total net revenues	37,173	38,058	(2)
Operating expenses	80,934	32,118	>100

Pre-tax income (loss)	$(43,761)	$5,940	>(100)%

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

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Six-Months Ended
	December 31, 2010 as compared to December 31, 2009
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Loans:
Real estate – mortgage	$640	$2,292	$(1,402)	$(250)
Real estate – construction	(1,331)	(1,565)	443	(209)
Commercial – real estate	(1,175)	659	(1,764)	(70)
Commercial – loans	1,189	1,524	(250)	(85)
Individual	(89)	(8)	(85)	4
Land	(50)	(1,072)	1,428	(406)
Money markets	(40)	(40)	(5)	5
Federal funds sold	(44)	(44)	2	(2)
Federal reserve funds	165	186	(1)	(20)
Investments – other	694	(114)	(12)	820

	$(41)	$1,818	$(1,646)	$(213)

Interest expense:
Certificates of deposit	$(183)	$(41)	$(151)	$9
Money market accounts	(24)	(6)	(21)	3
Interest-bearing demand accounts	(35)	1	(35)	(1)
Savings accounts	(564)	120	(615)	(69)
Federal Home Loan Bank advances	(180)	(149)	(38)	7

	(986)	(75)	(860)	(51)

Net interest income	$945	$1,893	$(786)	$(162)

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

Six-months Ended:

Pre-tax loss from the other category was $17.8 million for the six-months ended December 31, 2010 as compared to $18.6 million for the same period last fiscal year. The change was primarily due to a $2.8 million decrease in commissions expense and other employee compensation. The decrease in commissions expense and other employee compensation was due to a decrease in our deferred compensation expense related to our restricted stock plan and a decrease in our incentive compensation expense. These decreases were offset primarily by an increase in other expenses of $2.3 million. The increase in other expense was due to an $878,000 increase in legal expenses and a $620,000 increase in trading expenses partially offset by a decrease in professional services of $228,000. In addition, in fiscal 2010, there was a one time $875,000 reversal of an accrual from the purchase of M.L. Stern & Co., LLC.

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

Loans receivable, including loans held for sale, at December 31, 2010 and June 30, 2010 are summarized as follows (in thousands):

	December 31, 2010	June 30,
	(Restated)	2010
Residential
Mortgage loans held for sale	$—	$424,055
Mortgage 1-4 first liens	289,965	143,755
Mortgage 1-4 junior liens	7,850	9,040

	297,815	576,850

Construction
Residential construction	50,232	80,463
Multi-family construction	7,850	7,595
Commercial construction	53,882	40,495

	111,964	128,553

Lot and land development
Residential land	61,107	84,669
Commercial land	26,770	36,414

	$87,877	$121,083

Commercial real estate	$417,717	$514,930
Multi-family	66,092	75,408
Commercial loans	204,860	191,745
Consumer loans	4,129	4,692
Loans held for immediate sale:
Commercial real estate	8,831	—
Commercial loans	332	—
Mortgage 1-4	917	—
Residential construction	—	—
Multi-family	—	—

	10,080	—

	1,200,534	1,613,261
Allowance for probable loan loss	(47,041)	(35,141)

	$1,153,493	$1,578,120

The following table shows the scheduled maturities of certain loan categories at December 31, 2010 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 Years	Total

Commercial real estate and multi-family	$51,564	$280,026	$152,219	$483,809
Commercial loans	104,056	83,895	16,909	204,860
Construction loans	61,408	22,863	27,693	111,964

Total	$217,028	$386,784	$196,821	$800,633

	1 year or less	1-5 years	Over 5 Years	Total
Amount of loans based upon:
Floating or adjustable interest rates	$206,612	$306,791	$147,036	$660,439
Fixed interest rates	10,416	79,993	49,785	140,194

Total	$217,028	$386,784	$196,821	$800,633

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

Cash Flow

Net cash provided by operating activities was $391.2 million and net cash used in operating activities was $116.6 million for the six-months ended December 31, 2010 and December 31, 2009, respectively. The increase from fiscal 2010 to fiscal 2011 in net cash provided by operating activities was primarily due to the decrease in the Bank’s investment in purchased mortgage loans held for sale.

Net cash used in investing activities for the six-months ended December 31, 2010 was $8.0 million and $41.1 million for the six-months ended December 31, 2009. The primary reason for the decrease in cash used in investing activities was a $68.3 million increase in the net amount invested in loans at the Bank, as well as the receipt of $40.1 million from the sale of investments, the receipt of $39.5 million from the sale of loans and $5.6 million from cash received on investments at the Bank.

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

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of December 31, 2010. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.

Specifically, for reasons set forth below, our management has concluded that our accounting and financial reporting systems and procedures were not sufficiently designed to evaluate and ensure accurate application of new accounting pronouncements in order to prepare financial statements in accordance with GAAP. Our processes were inadequate for adopting new accounting pronouncements that amended the guidance on (i) transfers of financial assets and (ii) consolidation of variable interest entities. As of and for the period ended December 31, 2010, in particular, our management determined that inadequate review and assessment of accounting for transfers of financial assets caused us to restate our quarterly financial statements. Also, our processes were not sufficiently designed to ensure consistent and complete application of the accounting guidance relating to the consolidation of, and the identification of all potential interest in variable interest entities.

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

The Order also restricts lending by the Bank. This restriction may reduce earnings and growth of the Bank. Depending on the level of capital raised, if any, the decrease in total assets held by the Bank, if any, and satisfaction of other aspects of the Order, the OTS can institute other corrective measures and has broad enforcement powers to impose additional restrictions on our operations. See additional discussion in “Cease and Desist Order with the Office of Thrift Supervision” in the Notes to the Consolidated Financial Statements contained in this report

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
Directors, President and Chief Executive Officer
(Principal Executive Officer)

September 2, 2011	/s/ Stacy M. Hodges
Date	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 27, 2007

10.1	Order to Cease and Desist by the Office of Thrift Supervision for Southwest Securities, FSB effective February 4, 2011

10.2	Stipulation and Consent to Issuance of Order to Cease and Desist by the Office of Thrift Supervision for Southwest Securities, FSB, effective February 4, 2011

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith