Form 10-Q/A
period 2011-03-25
SWS GROUP INC
filed 2011-09-02
CIK 878520

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

Explanatory Note

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the nine months ended March 25, 2011, originally filed on May 4, 2011 (the “Original Filing”). For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended by this Amendment. However, this Amendment only amends Items 1, 2 and 4 of Part I of the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Item 1 of Part I is being amended to correct an accounting error that resulted in: (i) a dollar-for-dollar overstatement of “loans held for sale” and understatement of “loans, net” on the Consolidated Statements of Financial Condition as of March 25, 2011 and (ii) a dollar-for-dollar misclassification of cash flows related to these loans as “cash flows from operating activities” rather than “cash flows from investing activities” on the Consolidated Statements of Cash Flows for the nine months ended March 25, 2011. For additional information regarding this restatement, see “Restatement” contained in Item 1 of Part I. Item 2 of Part I is being amended solely to make conforming changes related to the restatement. Item 4 of Part I is being amended to disclose management’s conclusions regarding the ineffectiveness of the company’s disclosure controls and procedures.

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

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 25, 2011 and June 25, 2010

(In thousands, except par values and share amounts)

	March (Restated)	June
	(Unaudited)
Assets
Cash and cash equivalents	$274,022	$27,190
Assets segregated for regulatory purposes	232,021	284,827
Receivable from brokers, dealers and clearing organizations	2,169,587	1,889,400
Receivable from clients, net	243,348	216,574
Loans held for sale	7,215	424,055
Loans, net	973,484	1,154,065
Securities owned, at market value	266,592	245,587
Securities held to maturity	35,525	87,140
Securities purchased under agreements to resell	57,974	30,507
Goodwill	7,552	7,552
Securities available for sale	1,813	1,388
Other assets	154,504	162,406

	$4,423,637	$4,530,691

Liabilities and Stockholders’ Equity
Short-term borrowings	$185,400	$110,000
Payable to brokers, dealers and clearing organizations	2,083,918	1,819,995
Payable to clients	390,089	420,672
Deposits	1,120,090	1,488,804
Securities sold under agreements to repurchase	7,217	12,389
Securities sold, not yet purchased, at market value	93,736	67,594
Drafts payable	27,233	27,346
Advances from Federal Home Loan Bank	96,809	132,821
Other liabilities	61,714	67,676

	4,066,206	4,147,297

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,324,008 shares at March 25, 2011; issued 33,312,140 and outstanding 32,342,190 shares at June 25, 2010	3,331	3,331
Additional paid-in capital	326,525	326,462
Retained earnings	35,115	61,893
Accumulated other comprehensive income – unrealized holding loss, net of tax of $255 at March 25, 2011 and $81 at June 25, 2010	637	304
Deferred compensation, net	3,282	3,176
Treasury stock (988,132 shares at March 25, 2011 and 969,950 shares at June 25, 2010, at cost)	(11,459)	(11,772)

Total stockholders’ equity	357,431	383,394
Commitments and contingencies

Total liabilities and stockholders’ equity	$4,423,637	$4,530,691

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

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended March 25, 2011 and March 26, 2010

(In thousands)

(Unaudited)

	For the Nine-Months Ended
	March 25, 2011 (Restated)	March 26, 2010
Cash flows from operating activities:
Net loss	$(23,225)	$(2,588)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,477	5,232
Amortization of premiums/discounts on loans purchased	(106)	(138)
Amortization of premiums /discounts on investment securities	146	4
Provision for doubtful accounts on firm receivables	405	720
Provision for loan loss and write downs on real estate owned properties	64,316	38,029
Deferred income tax benefit	(4,388)	(5,251)
Allowance for deferred tax asset	844	—
Deferred compensation for deferred compensation plan and restricted stock plan	3,402	4,382
Loss (gain) on sale of loans	661	(902)
Loss on disposition/sale of fixed assets	6	5
Loss on sale of real estate	3,027	1,549
Gain on the sale of investment securities	(81)	—
Gain on issuer’s redemption of investment securities	(1,078)	—
Equity in earnings of unconsolidated ventures	(177)	(1,687)
Gain on the sale of securities available for sale	—	(16)
Dividend received on investment in Federal Home Loan Bank stock	(19)	(12)
Shortfall for taxes on vesting of restricted stock	314	120
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	52,806	10,940
Net change in broker, dealer and clearing organization accounts	(16,264)	(73,792)
Net change in client accounts	(57,762)	(13,643)
Net change in loans held for sale	424,055	(59,320)
Increase in securities owned	(21,005)	(59,110)
Increase in securities purchased under agreements to resell	(27,467)	(12,044)
Increase in other assets	(11,385)	(13,800)
Increase (decrease) in drafts payable	(113)	3,137
Increase in securities sold, not yet purchased	26,142	15,436
Decrease in other liabilities	(8,818)	(9,102)

Net cash provided by (used in) operating activities	409,713	(171,851)

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned properties	(2,399)	(5,788)
Proceeds from fixed asset transactions	—	86
Proceeds from the sale of real estate	41,748	20,400
Proceeds from the sale of loans	42,214	—
Loan originations and purchases	(4,202,458)	(304,379)
Loan repayments	4,241,999	215,277
Cash paid on investments	(35,525)	(83,447)
Proceeds from the sale of investment securities	75,555	2,925
Proceeds from the issuer’s redemption of investment securities	7,347	—
Proceeds from the cash received on investments	5,557	650
Proceeds from the sale of Federal Home Loan Bank stock	2,886	267
Purchases of Federal Home Loan Bank stock	(1,460)	—

Net cash provided by (used in) investing activities	175,464	(154,009)

	For the Nine-Months Ended
	March 25, 2011 (Restated)	March 26, 2010
Cash flows from financing activities:
Payments on short-term borrowings	$(4,278,782)	$(2,168,900)
Cash proceeds from short-term borrowings	4,349,782	2,265,900
Cash proceeds from other financing activities	4,400	—
Increase (decrease) in deposits	(368,714)	146,102
Advances from the Federal Home Loan Bank	418,644	997
Payments on advances from the Federal Home Loan Bank	(454,656)	(8,579)
Payment of cash dividends on common stock	(3,578)	(8,285)
Shortfall for taxes on vesting of restricted stock	(314)	(120)
Cash receipts on securities sold under agreements to repurchase	(5,172)	3,411
Net proceeds from secondary offering	—	54,700
Proceeds related to the deferred compensation plan	385	499
Purchase of treasury stock related to the deferred compensation plan	(340)	(228)

Net cash (used in) provided by financing activities	(338,345)	285,497

Net increase (decrease) in cash and cash equivalents	246,832	(40,363)
Cash and cash equivalents at beginning of period	27,190	96,253

Cash and cash equivalents at end of period	$274,022	$55,890

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$670	$1,461

Foreclosures on loans	$40,089	$41,485

Transfer of securities from held to maturity to available for sale	$42,519	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,237	$46,718

Income taxes	$1,635	$7,055

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

Restatement. In August 2011, SWS determined that loan participations acquired under its standard mortgage purchase program agreement did not meet the new participating interest requirements under amended Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” (“ASC 860”), which was effective for SWS for transfers after July 1, 2010. Accordingly, the loan participations in the mortgage purchase program which were previously classified as loans held for sale should have been considered loans held for investment and reported as loans, net on the Consolidated Statements of Financial Condition. As a result, SWS overstated loans held for sale and understated loans, net on the Consolidated Statements of Financial Condition as of March 25, 2011 and misclassified cash flows related to these loans as cash flows from operating activities rather than cash flows from investing activities on the Consolidated Statements of Cash Flows for the nine months ended March 25, 2011. This change had no impact on the Consolidated Statements of Income, the allowance for loan losses or Bank regulatory capital ratios. The mortgage purchase program is discussed in detail in “Loans Held for Sale.”

The effect of the revised presentation of the Consolidated Statements of Financial Condition and the Consolidated Statements of Cash Flows are presented below:

	March 25, 2011
(in thousands)	Restated Amount	Previously Reported
Consolidated Statements of Financial Condition:
Loans held for sale	$7,215	$67,818
Loans, net	973,484	912,881

Consolidated Statements of Cash Flows:
Cash flows provided by operating activities	409,713	349,110
Net change in loans held for sale	424,055	363,452
Cash flows provided by investing activities	175,464	236,067
Proceeds from the sale of loans	42,214	40,895
Loan originations and purchases	(4,202,458)	(283,513)
Loan repayments	4,241,999	384,976

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

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of March 25, 2011 and June 25, 2010 are presented below (in thousands):

	March 2011	June 2010
Deferred tax assets:
Employee compensation plans	$11,380	$11,787
Allowance for probable loan losses	18,235	12,625
Bad debt reserve	1,724	1,847
Deferred rent	1,666	1,675
Fixed assets, net	—	202
Gain on sale of loans deferred	686	804
Investment in unconsolidated ventures	123	384
State taxes	1,446	1,155
Other	860	643

Total gross deferred tax assets	$36,120	$31,122

Deferred tax liabilities:
Securities available for sale	$(319)	$(145)
Extraordinary gain	(239)	(239)
Fixed assets, net	(639)	—
Other	(70)	(99)

Total gross deferred tax liabilities	(1,267)	(483)

Valuation allowance	(844)	—

Net deferred tax assets – included in other assets on the consolidated statements of financial condition	$34,009	$30,639

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

March 25, 2011
(in thousands)
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

The mortgage purchase program has been in place since 1992. For loans purchased prior to June 30, 2010, the Bank reported these loans as “loans held for sale” under guidance in Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” With the amendment of the accounting guidance under ASC 860, which was effective for the Company on July 1, 2010, the Company determined that the agreements used in its mortgage purchase program no longer met the participating interest requirements of the new accounting guidance. As a result, the Company has reported the loans in the mortgage purchase program acquired after July 1, 2010 as loans, net at March 25, 2011 on the Consolidated Statements of Financial Condition. Because these transactions did not qualify for sale accounting, the Bank recognizes these as loans to the mortgage “seller” secured by the individual loans transferred to the Bank rather than as loans to the individual mortgage borrowers as was previously the case. There has been no change to the Company’s mortgage purchase program or its operations.

The recorded and fair values of loans held for sale are as follows:

(in thousands)

	March 31, 2011 (Restated)		June 30, 2010
	Recorded Value	Fair Value	Recorded Value	Fair Value
Mortgage purchase program	$—	$—	$424,055	$424,986
Other loans held for sale	7,215	7,215	—	—

Total	$7,215	$7,215	$424,055	$424,986

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loans is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable, excluding held for sale, at March 31, 2011 and June 30, 2010 are summarized as follows (in thousands):

	March (Restated)	June
Loans receivable:
Construction	$79,420	$128,552
Lot and land development	70,602	121,214
Residential mortgage	188,128	153,031
Commercial real estate	431,294	515,274
Multi-family	55,344	75,481
Commercial loans	192,851	191,694
Consumer loans	3,673	4,692

	1,021,312	1,189,938
Unamortized premiums and discounts	(514)	(732)

	1,020,798	1,189,206
Allowance for probable loan losses	(47,314)	(35,141)

	$973,484	$1,154,065

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

The analysis of the allowance for loan losses for the three and nine-months ended March 31, 2011 and 2010 and the recorded investment in loans receivable at March 31, 2011 (restated) and 2010 was as follow (in thousands):

	Three-Months Ended March 31, 2011			Three-Months Ended March 31, 2010
	Real-Estate	Non-Real Estate	Total	Real-Estate	Non-Real Estate	Total
Allowance for credit losses:
Balance at beginning of period	$43,141	$3,900	$47,041	$15,661	$1,940	$17,601
Charge-offs	(4,298)	(298)	(4,596)	(12,094)	(155)	(12,249)
Recoveries	130	12	142	39	4	43

Net charge-offs	(4,168)	(286)	(4,454)	(12,055)	(151)	(12,206)
Additions charged to operations	3,993	734	4,727	24,326	674	25,000

Balance at end of period	$42,966	$4,348	$47,314	$27,932	$2,463	$30,395

Ending balance: individually evaluated for impairment	$1,275	$209	$1,484	$36	$33	$69

Ending balance: collectively evaluated for impairment	$41,691	$4,139	$45,830	$27,896	$2,430	$30,326

Financing receivables:
Balance at end of period	$824,243	$196,555	$1,020,798	$990,958	$192,275	$1,183,233

Ending balance: individually evaluated for impairment	$82,278	$4,806	$87,084	$33,605	$384	$33,989

Ending balance: collectively evaluated for impairment	$741,965	$191,749	$933,714	$957,353	$191,891	$1,149,244

	Nine-Months Ended March 31, 2011			Nine-Months Ended March 31, 2010
	Real-Estate	Non-Real Estate	Total	Real-Estate	Non-Real Estate	Total
Allowance for credit losses:
Balance at beginning of period	$32,257	$2,884	$35,141	$13,412	$1,319	$14,731
Charge-offs	(37,299)	(1,976)	(39,275)	(17,579)	(1,271)	(18,850)
Recoveries	425	56	481	61	33	94

Net charge-offs	(36,874)	(1,920)	(38,794)	(17,518)	(1,238)	(18,756)
Additions charged to operations	47,583	3,384	50,967	32,038	2,382	34,420

Balance at end of period	$42,966	$4,348	$47,314	$27,932	$2,463	$30,395

The allowance to ending loan balance ratio as of March 31, 2011 and March 31, 2010 was 4.64% and 2.57%, respectively.

Loans receivable on non-accrual status as of March 31, 2011 and June 30, 2010 were as follows (in thousands):

	March 31, 2011	June 30, 2010
Real estate:
1-4 family	$3,334	$6,065
Lot and land development	20,261	8,776
Multi-family	16,633	2,394
Residential construction	7,345	3,809
Commercial real estate	24,607	16,911
Non-real estate:
Commercial loans	3,673	462
Consumer loans	81	11

	$75,934	$38,428

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

( * ) Represents the average recorded investment for the twelve-months ended June 30, 2010.

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

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables, excluding loans held for sale, as of March 31, 2011 (restated) and June 30, 2010 (in thousands):

	Pass	Special Mention(*)	Substandard(#)	Total
March 31, 2011
1-4 family	$167,222	$46	$20,684	$187,952
Lot and land development	31,209	—	39,310	70,519
Multi-family	33,163	6,255	15,907	55,325
Residential construction	31,618	1,565	16,467	49,650
Commercial real estate	342,307	3,321	115,169	460,797
Commercial loans	179,329	257	13,296	192,882
Consumer loans	3,665	—	8	3,673

	$788,513	$11,444	$220,841	$1,020,798

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2010
1-4 family	$138,470	$876	$13,449	$152,795
Lot and land development	90,870	—	30,213	121,083
Multi-family	64,169	16,440	2,394	83,003
Residential construction	70,178	—	10,285	80,463
Commercial real estate	463,019	13,462	78,944	555,425
Commercial loans	187,344	—	4,401	191,745
Consumer loans	4,681	—	11	4,692

	$1,018,731	$30,778	$139,697	$1,189,206

(*)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

The following tables highlight the age analysis of the Bank’s financing receivables as of March 31, 2011 (restated) and June 30, 2010 (in thousands):

Age Analysis of Past Due Financing Receivables

As of March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
March 31, 2011
1-4 family	$2,776	$866	$1,326	$4,968	$182,984	$187,952	$—
Lot and land development	799	1,686	2,717	5,202	65,317	70,519	—
Multi-family	1,576	—	2,260	3,836	51,489	55,325	—
Residential construction	289	722	3,945	4,956	44,694	49,650	—
Commercial real estate	2,674	4,127	4,993	11,794	449,003	460,797	—
Commercial loans	2,773	295	700	3,768	189,114	192,882	—
Consumer loans	76	—	109	185	3,488	3,673	—

Total	$10,963	$7,696	$16,050	$34,709	$986,089	$1,020,798	$—

Age Analysis of Past Due Financing Receivables

As of June 30, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
June 30, 2010
1-4 family	$2,384	$1,158	$3,302	$6,844	$145,951	$152,795	$29
Lot and land development	1,150	4,134	2,708	7,992	113,091	121,083	—
Multi-family	—	—	2,394	2,394	80,609	83,003	—
Residential construction	—	367	1,701	2,068	78,395	80,463	—
Commercial real estate	168	2,845	6,181	9,194	546,231	555,425	—
Commercial Loans	32	—	263	295	191,450	191,745	—
Consumer loans	1	—	—	1	4,691	4,692	—

Total	$3,735	$8,504	$16,549	$28,788	$1,160,418	$1,189,206	$29

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

Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are further segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The fair value of loans receivable was $1,048,617 and $1,264,675,000 at March 31, 2011 (restated) and June 30, 2010, respectively.

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

The loan loss allowance at March 31, 2011 was $47.3 million, or 4.64% of loans held for investment, as compared to $47.0 million, or 3.95% of loans held for investment, at December 31, 2010 and $35.1 million, or 2.96% of loans held for investment, at June 30, 2010.

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

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-month periods ended March 25, 2011 compared to the three and nine-month periods ended March 26, 2010 (dollars in thousands):

	Three-Months Ended		Nine-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$329	13%	$233	3%
Commissions	(2,300)	(7)	(9,969)	(8)
Net interest	(3,938)	(16)	(2,385)	(3)
Investment banking, advisory and administrative fees	(624)	(8)	5,354	20
Net gains on principal transactions	2,768	36	(1,865)	(6)
Other	(1,309)	(23)	(3,119)	(18)

	$(5,074)	(6)%	$(11,751)	(4)%

Operating expenses:
Commissions and other employee compensation	$(191)	—%	$(5,976)	(3)%
Occupancy, equipment and computer service costs	(232)	(3)	(376)	(1)
Communications	(116)	(3)	(114)	(1)
Floor brokerage and clearing organization charges	104	10	357	12
Advertising and promotional	(179)	(20)	(999)	(33)
Provision for loan loss	(20,273)	(81)	16,547	48
Other	915	10	8,835	28

	$(19,972)	(20)%	$18,274	6%

Pre-tax income	$14,898	81%	$(30,025)	(688)%

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

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2011 and 2010 (dollars in thousands):

	Three-Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Assets:

Interest-earning assets:

Loans:
Residential – mortgage	$213,051	$3,384	6.4%	$362,219	$5,984	6.7%
Residential – construction	46,529	720	6.3	105,883	1,313	5.0
Commercial – real estate	551,159	7,709	5.7	621,129	8,420	5.5
Commercial – loans	195,500	2,628	5.5	173,752	2,517	5.9
Individual	3,953	62	6.4	4,544	83	7.4
Land	80,435	1,011	5.1	135,887	1,628	4.9
Money market	1,097	—	—	88,867	15	0.1
Federal funds sold	2,441	1	0.2	16,128	4	0.1
Interest bearing deposits in banks	2,140	—	—	5,806	—	—
Federal reserve funds	281,527	151	0.2	49,115	13	0.1
Investments – other	8,846	15	0.7	47,198	280	2.4

	1,386,678	$15,681	4.6%	1,610,528	$20,257	5.1%

	Three-Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Non-interest-earning assets:

Cash and due from banks	$1,979			$6,776
Other assets	32,317			59,046

	$1,420,974			$1,676,350

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Certificates of deposit	$55,665	$179	1.3%	$70,406	$293	1.7%
Money market accounts	29,196	4	0.1	40,187	14	0.1
Interest-bearing demand accounts	10,646	2	0.1	92,301	35	0.2
Savings accounts	998,935	123	0.1	1,128,346	454	0.2
Federal Home Loan Bank advances	99,381	1,147	4.7	110,958	1,309	4.8
Other financed borrowings	2,933	—	—	28	—	—

	1,196,756	1,455	0.5%	1,442,226	2,105	0.6%

Non-interest-bearing liabilities:

Non interest-bearing demand accounts	76,344			63,810
Other liabilities	(2,087)			5,380

	1,271,013			1,511,416
Stockholders’ equity	149,961			164,934

	$1,420,974			$1,676,350

Net interest income		$14,226			$18,152

Net yield on interest-earning assets			4.2%			4.6%

(*)	Loan fees included in interest income for the three-months ended March 31, 2011 and 2010 were $951 and $1,079, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	March 31, 2011 as compared to March 31, 2010
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:

Loans:
Real estate - mortgage	$(2,600)	$(2,464)	$(231)	$95
Real estate - construction	(593)	(736)	324	(181)
Commercial - real estate	(711)	(948)	267	(30)
Commercial - loans	111	315	(181)	(23)
Individual	(21)	(11)	(12)	2
Land	(617)	(665)	81	(33)
Money markets	(15)	(15)	23	(23)
Federal funds sold	(3)	(3)	1	(1)
Federal reserve funds	138	61	14	63
Investments - other	(265)	(257)	(131)	123

	$(4,576)	$(4,723)	$155	$(8)

	Three-Months Ended
	March 31, 2011 as compared to March 31, 2010
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest expense:

Certificates of deposit	$(114)	$(62)	$(66)	$14
Money market accounts	(10)	(4)	(9)	3
Interest-bearing demand accounts	(33)	(30)	(21)	18
Savings accounts	(331)	(52)	(315)	36
Federal Home Loan Bank advances	(162)	(137)	(28)	3

	(650)	(285)	(439)	74

Net interest income	$(3,926)	$(4,438)	$594	$(82)

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

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Nine-Months Ended
	March 31, 2011 as compared to March 31, 2010
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:

Loans:
Real estate - mortgage	$(2,036)	$(312)	$(1,753)	$29
Real estate - construction	(1,924)	(2,304)	756	(376)
Commercial - real estate	(782)	(317)	(471)	6
Commercial - loans	1,299	1,835	(425)	(111)
Individual	(34)	(20)	(15)	1
Land	(1,771)	(1,743)	(41)	13
Money markets	(55)	(55)	19	(19)
Federal funds sold	(47)	(47)	2	(2)
Federal reserve funds	303	182	14	107
Investments - other	429	391	(14)	52

	$(4,618)	$(2,390)	$(1,928)	$(300)

Interest expense:

Certificates of deposit	$(297)	$(108)	$(212)	$23
Money market accounts	(34)	(10)	(30)	6
Interest-bearing demand accounts	(68)	(35)	(47)	14
Savings accounts	(896)	53	(917)	(32)
Federal Home Loan Bank advances	(342)	(285)	(66)	9

	(1,637)	(385)	(1,272)	20

Net interest income	$(2,981)	$(2,005)	$(656)	$(320)

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

Loans receivable, including loans held for sale, at March 31, 2011 and June 30, 2010 are summarized as follows (in thousands):

	March 31, 2011 (Restated)	June 30, 2010
Residential
Mortgage loans held for sale	$—	$424,055
Mortgage 1-4 first liens	181,831	143,755
Mortgage 1-4 junior liens	6,121	9,040

	187,952	576,850

Construction
Residential construction	41,677	80,463
Multi-family construction	7,973	7,595
Commercial construction	29,770	40,495

	79,420	128,553

Lot and land development
Residential land	49,054	84,669
Commercial land	21,465	36,414

	70,519	121,083

Commercial real estate	431,027	514,930
Multi-family	55,325	75,408
Commercial loans	192,882	191,745
Consumer loans	3,673	4,692
Loans held for immediate sale:
Commercial real estate	6,779	—
Commercial loans	330	—
Mortgage 1-4	106	—
Residential construction	—	—
Multi-family	—	—

	7,215	—

	1,028,013	1,613,261
Allowance for probable loan loss	(47,314)	(35,141)

	$980,699	$1,578,120

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

Non-performing assets and classified loans as of March 31, 2011 and June 30, 2010 are as follows (dollars in thousands):

	March 31, 2011	June 30, 2010
Loans accounted for on a non-accrual basis
1-4 family	$3,334	$6,065
Lot and land development	20,261	8,776
Multi-family	16,633	2,394
Residential construction	7,345	3,809
Commercial real estate	24,607	16,911
Commercial loans	3,673	462
Consumer loans	81	11

	75,934	38,428

Non-performing loans as a percentage of total loans	7.4%	2.4%

Loans past due 90 days or more, not included above 1-4 family	—	29

	—	29

REO
1-4 family	939	5,862
Lot and land development	19,380	19,565
Residential construction	1,334	7,673
Commercial real estate	5,181	11,150
Commercial loans	218	612

	27,052	44,862

Other repossessed assets (“ORA”)	1,092	1,332
Troubled debt restructuring	491	9,009

Non-performing assets	$104,569	$93,660

	March 31, 2011	June 30, 2010
Non-performing assets as a percentage of Bank assets	7.6%	5.3%

Current classified assets
1-4 family	$17,365	$7,355
Lot and land development	18,669	22,802
Multifamily	(692)	—
Residential construction	9,164	6,886
Commercial real estate	95,499	57,127
Commercial loans	10,688	3,926

	150,693	98,096

Total classified assets
1-4 family	21,638	19,311
Lot and land development	58,801	51,143
Multifamily	15,941	2,394
Residential construction	17,843	18,368
Commercial real estate	125,287	93,724
Commercial loans	15,671	6,805
Consumer loans	81	11

	$255,262	$191,756

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

The following table presents an analysis of REO for the three and nine-month periods ended March 31, 2011 and 2010 (dollars in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2011	2010	2011	2010
Balance at beginning of period	$38,201	$37,610	$44,862	$25,301
Foreclosures	3,365	12,449	40,089	41,485
Sales	(12,691)	(6,956)	(44,739)	(21,949)
Write-downs	(1,806)	(1,687)	(13,349)	(3,608)
Other	(17)	21	189	208

Balance at end of period	$27,052	$41,437	$27,052	$41,437

The following table presents non-performing assets as of March 31, 2011 by year of origination (in thousands):

Year Originated	Non- Performing Loans	REO	ORA		Troubled Debt Restructuring	Current Classified Assets	Total
Fiscal 2006 or prior	$10,607	$6,304	$—		$—	$30,812	$47,723
Fiscal 2007	4,644	5,748	980	(#)	—	19,555	30,927
Fiscal 2008	39,112	12,736	—		491	29,464	81,803
Fiscal 2009	13,458	2,057	112		—	53,260	68,887
Fiscal 2010	6,564	207	—		—	14,714	21,485
Fiscal 2011	1,549	—	—		—	2,888	4,437

	$75,934	$27,052	$1,092		$491	$150,693	$255,262

(#)	Amount is classified as “special mention” on the Bank’s Thrift Financial Report (“TFR”) filed with the OTS

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

Cash Flow

Net cash provided by operating activities was $409.7 million and net cash used in operating activities was $171.9 million for the nine-months ended March 25, 2011 and March 26, 2010, respectively. The increase from fiscal 2010 to fiscal 2011 in net cash provided by operating activities was primarily due to the decrease in the Bank’s investment in purchased mortgage loans held for sale.

Net cash provided by investing activities for the nine-months ended March 25, 2011 was $175.5 million and net cash used in investing activities for the nine-months ended March 26, 2010 was $154.0 million. The primary reason for the increase in cash provided by investing activities was a $128.6 million decrease in the net amount invested in loans at the Bank, as well as the receipt of $75.6 million from the sale of investments, the receipt of $42.2 million from the sale of loans, $5.6 million from cash received on investments at the Bank and a $47.9 million decrease in cash paid on investments.

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

The management of SWS, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of March 25, 2011. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 25, 2011, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.

Specifically, for reasons set forth below, our management has concluded that our accounting and financial reporting systems and procedures were not sufficiently designed to evaluate and ensure accurate application of new accounting pronouncements in order to prepare financial statements in accordance with GAAP. Our processes were inadequate for adopting new accounting pronouncements that amended the guidance on (i) transfers of financial assets and (ii) consolidation of variable interest entities. As of and for the period ended March 25, 2011, in particular, our management determined that inadequate review and assessment of accounting for transfers of financial assets caused us to restate our quarterly financial statements. Also, our processes were not sufficiently designed to ensure consistent and complete application of the accounting guidance relating to the consolidation of, and the identification of all potential interest in variable interest entities.

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