Form 10-K
period 2011-06-24
SWS GROUP INC
filed 2011-09-02
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2011

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

    Yes                        No     X

The aggregate market value of voting and non-voting common equity held by non-affiliates on December 31, 2010 was $146,856,606 based on the closing price of the registrant’s common stock, $5.05 per share, reported on the New York Stock Exchange on December 31, 2010. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 26, 2011, there were 32,539,020 shares of the registrant’s common stock, $0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 17, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•

the ability to meet regulatory capital requirements administered by federal agencies, including without limitation, those established by the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”) with the Office of Thrift Supervision (“OTS”) and the Office of the Comptroller of the Currency (“OCC”);

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for real estate in Texas and New Mexico and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions, especially in Texas and New Mexico, and investor sentiment and confidence;

•	the value of collateral securing the loans we hold;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	changes in federal, state and local tax rates;

•	the ability to attract and retain key personnel;

•	the availability of credit lines;

•	the potential misconduct or errors on the part of employees or third parties with whom we conduct business;

•	the ability of borrowers to meet their contractual obligations and the adequacy of our allowance for loan losses; and

•	the potential for litigation and other regulatory liability.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation and compliance, loan analyses and modifications or other contingencies.

Other factors, risks and uncertainties that could cause actual results to differ materially from forward-looking statements include those factors discussed in this report in the sections entitled Item 1. “Business,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” “-Risk Management,” and “-Critical Accounting Policies and Estimates” and those discussed in our other reports filed with and available from the Securities and Exchange Commission (the “SEC”). Our forward-looking statements are based on current beliefs, assumptions and expectations, taking into account information that we reasonably believe to be reliable. All forward-looking statements we make speak only as of the date on which they are made and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events or circumstances on which any statement is based.

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

The SEC also maintains an Internet site that contains annual, quarterly and current reports, proxy and information statements and other information that we (together with other issuers) file electronically. The SEC’s Internet site is www.sec.gov. We make available free of charge on or through our website our annual, quarterly and current reports and amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Additionally, we will provide electronic or paper copies of our filings free of charge upon request.

Our principal brokerage subsidiary, Southwest Securities, Inc. (“Southwest Securities”), is a registered broker/dealer and a member of the NYSE. It is also a member of the Financial Industry Regulatory Authority (“FINRA”), Securities Investor Protection Corporation (“SIPC”), and other regulatory and trade organizations.

Southwest Securities provides integrated trade execution, clearing and client account processing to over 160 financial service organizations, which includes correspondent broker/dealers and registered investment advisors in 30 states and Canada. Southwest Securities serves individual investors through its private client group offices in Texas, California, Nevada and Oklahoma and institutional investors nationwide. Southwest Securities also extends margin credit and lends securities and manages and participates in underwriting equity and fixed income securities. For the fiscal year ended June 24, 2011, revenues from Southwest Securities accounted for approximately 72% of our consolidated revenues.

We currently operate SWS Financial Services, Inc. (“SWS Financial”), a broker/dealer subsidiary that is also registered with FINRA. SWS Financial contracts with approximately 300 individual registered representatives (who are FINRA licensed salespersons) for the administration of their securities business. While these registered representatives must conduct all of their securities business through SWS Financial, they may conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities’ registered representatives to compensate them for their added expenses. SWS Financial is a correspondent of Southwest Securities.

SWS Group purchased M.L. Stern & Co., LLC, a registered broker/dealer, and its wholly-owned subsidiary, Tower Asset Management, LLC, after the close of business on March 31, 2008. Substantially all of the operations of the broker/dealer were transferred to Southwest Securities in December 2008 and are operating as separate offices of Southwest Securities’ private client group. M.L. Stern & Co., LLC was dissolved effective May 26, 2011. Tower Asset Management, LLC ceased business operations on June 30, 2009 and was dissolved effective June 30, 2010.

We offer full-service, traditional and Internet banking through Southwest Securities, FSB (the “Bank”). The Bank is a federally chartered savings bank organized and existing under the laws of the United States. The Bank conducts business from its main operating facilities and headquarters in Dallas, Texas and 15 banking center locations in Texas and New Mexico. In 2003, SWS Banc Holdings, Inc. (“SWS Banc”) was incorporated as a wholly-owned subsidiary of SWS Group in the state of Delaware and became the sole stockholder of the Bank in 2004.

The annual consolidated financial statements of SWS are prepared as of the close of business on the last Friday in June. The Bank’s annual financial statements are prepared as of June 30th.

PRODUCTS AND SERVICES

In fiscal 2011, we operated through four business segments grouped primarily by products, services and customer base: clearing, retail, institutional and banking. The segments are managed separately based on the types of products and services offered and their related client bases and are consistent with how we manage our resources and assess our performance. For more information about each of these business segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. See also Note 26 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data” for information regarding the revenues, income (loss) and total assets of each of our business segments.

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

Our services are tailored to meet the specific needs of our clients. We currently support a wide range of clients, including discount and full-service brokerage firms, direct access firms, registered investment advisors and institutional firms. High-volume trading firms trade actively on a proprietary basis or provide services to those customers who trade actively on a daily basis. As of June 24, 2011, Southwest Securities provided clearing services for three high-volume trading firms. The nature of services provided to the customers of high-volume trading firms and the internal costs necessary to support them are substantially lower than the standard correspondent costs and services. Accordingly, fees for services to these correspondents, on a per trade basis, are discounted substantially from the fees normally charged to other customers.

In addition to clearing trades, we tailor our services to meet the specific business needs of our clearing clients and offer such products and services as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

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

Retail Securities. We act as securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee registered representatives or our independent contractor arrangements. As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through our insurance subsidiaries, we hold insurance licenses in 44 states in order to facilitate the sale of insurance and annuity products by our financial advisors to retail clients. In most cases, we charge commissions to our clients in accordance with our established commission schedule. In certain instances, discounts varying from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Some of our registered representatives also maintain licenses to sell certain insurance products. Southwest Securities is registered with the Commodity Futures Trading Commission (“CFTC”) as a non-guaranteed introducing broker and is a member of the National Futures Association (“NFA”). Southwest Securities is a fully disclosed client of two of the largest futures commodity merchants in the United States.

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

At June 24, 2011, Southwest Securities employed 166 registered representatives in 20 retail brokerage offices (two located in Houston and one located in each of Austin, Dallas, Georgetown, Longview, Lufkin, Plano, San Antonio and Southlake, Texas; a strategic asset group located at the company’s headquarters in Dallas, Texas; one located in each of Oklahoma City and Norman, Oklahoma; one located in each of Beverly Hills, Monterey, Rancho Bernardo, Sacramento, San Diego and San Francisco, California and one located in Las Vegas, Nevada). In addition, at June 24, 2011, SWS Financial had contracts with 297 independent retail representatives for the administration of their securities business.

Insurance. Southwest Financial Insurance Agency, Inc. and Southwest Insurance Agency, Inc., together with its subsidiary, Southwest Insurance Agency of Alabama, Inc., (collectively, “SWS Insurance”) hold insurance agency licenses in 44 states for the purpose of facilitating the sale of insurance and annuity products for our registered representatives to their retail customers. We retain no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

Managed Accounts. Through the Managed Advisors and Accounts department of Southwest Securities, we provide advisors with a wide array of products and services to enhance and grow their advisory business referred to as the “Partner” program. The Partner program can be tailored to the individual client relationship and provides the flexibility that we believe is key to an advisor’s success. Other products available include “Premier Advisors,” which gives an investor access to approximately 300 of the world’s leading institutional money managers at competitive rates; and “Advantage,” which offers an advisory service designed to assist investors with identifying a strategic asset allocation strategy using mutual funds and exchange traded funds (“ETF”) and developing a plan to work toward their long-term financial goals. The “Global Tactical Allocation” (“GTA”) is a strategy that uses ETFs and mutual funds to develop a tactical strategy. This strategy actively adjusts a portfolio’s allocation mix based on a view of the markets over the next 12 months by over/underweighting underlying asset classes to determine the appropriate asset allocation mix in consideration of current market conditions. The Russell Strategies program uses only mutual funds from Russell Investments. The models and the funds that are used within each model are provided by Russell Investments and provide investors with well balanced and diversified portfolios.

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

Investment Banking and Public Finance. Our investment banking and public finance businesses earn investment banking revenues by assisting corporate and public entity clients in meeting their financial needs and advising the most advantageous means of raising capital. Our public finance and municipal sales and underwriting professionals assist public bodies in originating, syndicating and distributing securities for municipalities and political subdivisions. Our corporate finance professionals arrange and evaluate mergers and acquisitions, offer private placements of securities with institutional and individual investors, assist clients with raising capital, and provide other consulting and advisory services.

Our syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocates and merchandises our selling allotments to our branch office system to institutional clients and to other broker/dealers.

Southwest Securities maintains a corporate finance branch office in Dallas, Texas and public finance branch offices in Austin, Dallas, Longview, Allen and San Antonio, Texas; Irvine and Cardiff, California; Hillsdale, New York; Albuquerque, New Mexico; Charlotte, North Carolina; and Monroe, Louisiana.

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

Fixed Income Sales and Trading and Equity Trading. Our fixed income sales and trading group specializes in trading and underwriting U.S. government and agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products. The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions. Southwest Securities has fixed income offices in Dallas, Texas; Chicago, Illinois; Ft. Lauderdale and North Palm Beach, Florida; Encino, Irvine and San Francisco, California; Canton and Westport, Connecticut; Evergreen, Colorado; Bloomfield, New Jersey; Memphis, Tennessee and New York, New York.

Our equity trading department focuses on providing best execution for equity and option orders for clients and executes institutional portfolio trades.

Banking. We offer traditional banking products and services through 13 full-service banking centers located in Arlington, Austin, Benbrook, Dallas, El Paso, Garland, Granbury, Houston, Southlake and Waxahachie, Texas as well as two full-service banking centers located in Albuquerque and Ruidoso, New Mexico. We specialize in two primary areas: business banking and mortgage purchase. Our focus in business banking includes small business (“SBA”) lending. We originate the majority of our loans internally, and we believe this business model helps us develop more valuable relationships with our customers. Our banking operations are currently restricted by, and subject to, the Order with the OTS and the OCC. See also Note 27 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data” for additional information on the Order.

The Bank offers a full array of deposit products, including checking, savings, money market and certificates of deposit. As a full-service lender, the Bank offers competitive rates and terms on business loans, as well as a full line of consumer loans. Customers have access to comprehensive Internet banking services and online bill payment. The Bank offers commercial and commercial real estate loans as well as residential mortgages through conventional and government loans, primarily in Texas and New Mexico. In prior years, the Bank also provided interim construction lending to builders throughout the North Texas market.

Our mortgage purchase division purchases participations in newly originated residential loans (1-4 families), from various mortgage bankers nationwide. The loans are pre-committed for sale to the secondary market and remain on the Bank’s books for an average of 9-15 days. Approximately 98% of the loans conform to the standards of Fannie Mae, Freddie Mac or Ginnie Mae, and the rest are “A” credit jumbo loans. As of the date of this report, the Bank had approximately 60 customer/originators across the nation. Although the Bank is exposed to credit risk before the loans are sold, there is no recourse to the Bank once the sale has closed.

The Bank earns substantially all of its revenues on the spread between the rates charged to customers on loans and the rates paid to depositors.

Revenues by Source

The following table shows our revenue by source for the last three fiscal years (dollars in thousands):

	2011		2010		2009

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenues from clearing operations	$10,708	3%	$10,584	3%	$11,541	2%

Commissions:
Listed equities	232	__	324	__	3,473	1%
Over-the-counter equities	36,036	9%	38,758	9%	32,032	7%
Corporate bonds	23,540	6%	33,270	8%	60,486	12%
Government bonds and mortgage-backed securities	14,951	4%	15,397	4%	14,222	3%
Municipal bonds	50,962	13%	51,138	12%	51,150	11%
Options	1,295	—	2,542	—	2,023	—
Mutual funds	11,744	3%	12,063	3%	10,126	2%
Other	3,907	1%	3,968	1%	5,491	1%

	142,667		157,460		179,003

Interest	138,867	36%	156,063	37%	211,873	44%

Investment banking fees:
Corporate	4,215	1%	2,197	__	793	__
Municipal	15,354	4%	15,721	4%	13,980	3%
Taxable fixed income	8,912	2%	6,834	2%	2,872	1%
Other (trading and other)	666	__	1,256	__	622	__

	29,147		26,008		18,267

Advisory and administrative fees:
Money market funds	435	__	275	__	6,248	1%
Managed account fees	8,101	2%	7,485	2%	9,847	2%
Other	2,083	1%	2,065	__	2,020	1%

	10,619		9,825		18,115

Net gains on principal transactions:
Equity securities	1,123	__	1,878	__	2,217	__
Municipal securities	22,459	6%	22,305	6%	12,753	3%
Corporate bonds	5,739	2%	8,819	2%	10,206	2%
Government issues	4,752	1%	8,535	2%	9,724	2%
Other	4,573	1%	(176)	__	(69)	__

	38,646		41,361		34,831

Other:
Insurance products	12,919	3%	12,163	3%	9,457	2%
Other security accounts fee revenue	2,907	1%	2,814	1%	2,619	__
Floor brokerage	732	__	1,016	__	1,077	__
Non-interest bank revenue	(838)	__	371	__	1,524	__
Regulatory fees	404	__	462	__	378	__
Other	3,041	1%	4,100	1%	(3,008)	__

	19,165		20,926		12,047

Total revenue	$389,819	100%	$422,227	100%	$485,677	100%

COMPETITION

We encounter intense competition in our businesses. We compete directly with securities firms and banks, many of which have substantially greater capital and other resources than we have. We also encounter competition from insurance companies and financial institutions in many elements of our businesses.

The brokerage entities compete principally on the basis of service, product selection, price, location and reputation. We operate at a price disadvantage to discount brokerage firms that do not offer equivalent services. We compete for the correspondent clearing business on the basis of service, reputation, financial strength, price, technology and product selection.

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

REGULATION

We operate in the financial services industry as, among other things, a securities broker/dealer, a registered investment advisor and a bank. As a result, our businesses are highly regulated by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges and, to a lesser extent, by foreign governmental agencies and financial regulatory bodies.

We are also under the jurisdiction of the SEC and are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.

We are a legal entity separate and distinct from our banking and non-banking subsidiaries. Our principal sources of funds are cash dividends paid by our subsidiaries, capital contributions from the sale of our securities, investment income, and borrowings. Normally, federal laws limit the amount of dividends or other capital distributions that a banking institution can pay, and the Bank must obtain prior approval from the OCC before it can pay dividends to us. On February 4, 2011, the Board of Directors of the Bank agreed to a Stipulation and Consent to Issuance of Order to Cease and Desist and the OTS issued the Order; however, after July 21, 2011, a change in federal law gave the OCC the authority to enforce the terms of the Order. The Order provides that, among other things, the Bank cannot declare or pay dividends or make any other capital distributions without the prior approval of the OCC after 30 days prior notice to the OCC. See also Note 27 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

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

The Dodd-Frank Act, among other things:

•

Established the Consumer Financial Protection Bureau (the “Bureau”), an independent organization within the Federal Reserve dedicated to protecting consumers through education, promulgating regulations that implement specified consumer protection laws applicable to all entities offering consumer financial products or services and enforcing those regulations.

•

Established the Financial Stability Oversight Council, tasked with the authority to identify and monitor institutions and systems which pose a systemic risk to the financial system, and to impose standards regarding capital, leverage, liquidity, risk management, and other requirements for financial firms.

•	Abolished the OTS and transferred its functions to other federal banking agencies on July 21, 2011 as follows:

°	Functions, powers, authorities, rights and duties of the OTS related to the supervision of savings and loan holding companies and their subsidiaries (other than depository institutions) was transferred to the Federal Reserve Board (“FRB”);

°	Functions, powers, authorities, rights and duties of the OTS related to federal savings associations was transferred to the OCC; and

°	Functions, powers, authorities, rights and duties of the OTS related to state savings associations was transferred to the Federal Deposit Insurance Corporation (“FDIC”).

•	Required establishment of minimum capital requirements to depository institution holding companies.

•	Changed the base for FDIC insurance assessments.

•	Increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%.

•	Permanently increased the deposit insurance coverage amount from $100,000 to $250,000.

•	Directed the Federal Reserve to establish interchange fees for debit cards pursuant to a restrictive “reasonable and proportional cost” per transaction standard.

•	Limited the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading.

•

Granted the U.S. government authority to liquidate or take emergency measures with respect to troubled nonbank financial companies that fall outside the existing resolution authority of the FDIC, including the establishment of an orderly liquidation fund.

•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•	Increased regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and prepayment consideration.

•	Established new disclosure and other requirements relating to executive compensation and corporate governance.

•	Increased transparency of non-hedging derivative trading activity, with the goal of limiting speculation and increasing accountability in the commodities and derivatives (including swaps) market.

•	Removed the prohibition on paying interest on demand deposit accounts.

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

Regulation of the Securities Business. The securities industry in the United States is subject to extensive regulation under federal and state laws and regulations. Our U.S. broker/dealer subsidiaries are registered as such with the SEC and with FINRA. Self-regulatory organizations such as FINRA have also enacted rules (which are subject to approval by the SEC) for governing the industry Securities firms are subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities and SWS Financial are registered in all 50 states and the District of Columbia. Southwest Securities is also registered in Puerto Rico and the U.S. Virgin Islands. Federal and state authorities, as well as state regulatory authorities, have the power to undertake periodic examinations of our securities broker/dealer operations for the purpose of assuring our compliance with the applicable rules and regulations.

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

Compliance with the net capital requirements may limit our operations requiring the intensive use of capital. Such rules require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker/dealer subsidiaries, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends or to expand or maintain present business levels. In addition, such rules may require us to make substantial capital contributions into one or more of our broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule. As of June 24, 2011, Southwest Securities had regulatory net capital, as defined by Exchange Act Rule 15c3-1, of $121.9 million, which exceeded the amounts required by $115.4 million. However, the amount of such net excess capital may change dramatically within short periods of time.

Our broker/dealer subsidiaries are required by federal law to belong to the SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for clients’ cash and securities up to $500,000 per customer account, of which a maximum of $250,000 may be in cash.

Our broker/dealer subsidiaries must also comply with the USA PATRIOT Act and other rules and regulations designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations.

Certain activities of some SWS subsidiaries are regulated by the CFTC and various commodity exchanges. The CFTC also has net capital regulations (CFTC Rule 1.17) that must be satisfied. Our futures business is also regulated by the NFA, a registered futures association. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

Banking Regulations. We are subject to the extensive regulatory framework applicable to savings and loan holding companies as well as federal savings associations. This regulatory framework is primarily intended for the protection of depositors, the Federal Deposit Insurance Fund (“DIF”), and the banking system as a whole, rather than for the protection of stockholders and creditors.

As a savings and loan holding company, we are subject to regulation by the FRB. The Bank is subject to regulation and examination by the OCC (its primary federal regulator). The banking regulators, including the OCC, FDIC and FRB have broad and, in some cases, overlapping, authority to prohibit activities of holding companies, federal savings banks, their non-banking subsidiaries, directors, officers and other institution affiliated parties (such as attorneys and accountants) that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. The OCC can assess civil money penalties for violations of law, OTS/OCC orders, written conditions or written agreements with the OCC, as well as certain activities conducted on a “knowing and reckless” basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.375 million for each day the activities continue.

The Dodd-Frank Act transferred the functions of the OTS (other than consumer protection) as they relate to the Bank to the OCC, and as they relate to us, to the FRB. The transfer of functions from the OTS was effective July 21, 2011 (“Transfer Date”) and on that date, we became subject to the supervision and regulation of the FRB. It is expected that we will eventually be required to comply with capital and activity requirements similar to those currently applicable to bank holding companies. In addition, the Dodd-Frank Act implemented new minimum capital requirements for depository institution holding companies. The OCC published a final rule on the Transfer Date clarifying the application of its rules to federal savings banks in certain areas, including assessments, preemption of state law, visitorial powers and other clarifying administrative matters. After the Transfer Date, the FRB published a notice of intent and request for comment and the OCC published an interim final rule with request for comment related to the renumbering, enforcement and administration of former OTS rules. Effective ninety days after the Transfer Date, the OTS will be abolished.

The Dodd-Frank Act also requires the FRB to mandate that any bank holding company or savings and loan holding company serve as a “source of financial strength” for any subsidiary that is a depository institution. The federal banking agencies have one year after the Transfer Date to issue joint final rules related to the source of financial strength requirement. “Source of financial strength” is defined as the ability of a company that directly or indirectly owns or controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution. Once these rules are finalized, as a savings and loan holding company, we will be required to be a “source of financial strength” for the Bank.

In July 2010, the FDIC voted to revise its existing Memorandum of Understanding with the primary federal regulators to enhance the FDIC’s existing backup authorities over insured depository institutions that the FDIC does not directly supervise. As a result, the Bank may be subject to increased supervision by the FDIC.

With very limited exceptions, we may not be acquired by any company or by any individual without the approval of a governing bank regulatory agency. That agency must complete an application review, and generally the public must have an opportunity to comment on any proposed acquisition. Without prior approval from the FRB, we may not acquire more than five percent of the voting stock of any savings institution. The Dodd-Frank Act restricts a bank that is the subject of a formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter from converting its charter, subject to certain exceptions.

The Bank is currently subject to OCC capital requirements. Federal statutes and OCC regulations have established four ratios for measuring an institution’s capital adequacy: a “Tier I (core) capital” ratio — the ratio of an institution’s Tier I capital to adjusted tangible assets; a “Tier I risk-based capital” ratio — an institution’s adjusted Tier I capital as a percentage of total risk-weighted assets; a “total risk-based capital” ratio — the percentage of total risk-based capital to total risk-weighted assets; and a “tangible equity” ratio — the ratio of tangible capital to total tangible assets.

Federal statutes and OCC regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. On February 4, 2011, the Board of Directors of the Bank agreed to the Stipulation and Consent to Issuance of Order to Cease and Desist and the OTS issued the Order. After the Transfer Date, the Dodd-Frank Act gave the OCC the authority to enforce the terms of the Order. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OCC regulations and the Order. See also Note 27 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

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

The aggregate liability of the holding company of an undercapitalized depository institution is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. However, the guarantee can be limited for a holding company that is a “functionally regulated affiliate” of the depository institution, such as a holding company that is a broker-dealer registered with the SEC, if the functional regulator of the affiliate objects. For example, the FRB could require an SEC registered broker/dealer holding company for an undercapitalized federal savings bank to guarantee the bank’s capital restoration plan, subject to the limitations summarized above and subject to an objection from the holding company’s functional regulator, the SEC.

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

The FDIC’s Liquidity Guarantee Program was established on October 14, 2008 to strengthen confidence and encourage liquidity in the banking system. The FDIC Liquidity Guarantee Program has two parts, the Transaction Account Guarantee Program (“TAGP”) and the Debt Guarantee Program (“DGP”). The Bank and SWS Group elected to participate in the DGP; however, neither the Bank nor SWS Group has issued any debt covered by the DGP. Accordingly, there is currently no cost to the Bank or SWS Group for electing to participate in the DGP.

Under the TAGP, the FDIC provided unlimited FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than one quarter of one percent (0.25%) interest per annum, and Interest on Lawyers Trust Accounts (“IOLTA”) held at FDIC insured institutions. Participating institutions pay an assessment on the balance of each covered account in excess of $250,000. The TAGP unlimited deposit insurance coverage expired on December 31, 2010.However, the Dodd-Frank Act provided unlimited FDIC deposit insurance on noninterest-bearing transaction accounts held at all insured depository institutions for the period from January 1, 2011 through December 31, 2012. This temporary unlimited coverage is separate from, and in addition to, the coverage provided to depositors for other accounts at an insured depository institution. The original Dodd-Frank Act provisions are similar to the TAGP, but did not include NOW accounts and IOLTA accounts within the definition of noninterest-bearing transaction accounts. On December 29, 2010, the President signed an act that included a technical amendment to the definition of “noninterest-bearing transaction account” to include IOLTA accounts. The FDIC published a final rule on January 27, 2011 implementing these technical amendments related to including IOLTA accounts under the temporary unlimited FDIC deposit insurance coverage, effective January 1, 2011.

On November 12, 2009, the FDIC Board of Directors voted to require insured depository institutions to prepay their estimated quarterly risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessment, along with the Bank’s regular third quarter assessment, was paid on December 30, 2009. For the purposes of estimating the Bank’s assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, and calculating the amount that the Bank prepaid on December 30, 2009, the Bank’s assessment rate was its total base assessment rate in effect on September 30, 2009. The FDIC Board of Directors also increased the annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, the Bank’s total assessment rate for purposes of estimating its assessments for 2011 and 2012 was increased by an annualized 3 basis points beginning in 2011. The Bank’s total base assessment rate in effect on September 30, 2009 was 15.54 basis points and its prepayment amount was $8.2 million. Unlike the special assessment, which the FDIC collected on September 30, 2009, the prepayment was recorded as a prepaid expense and did not immediately affect the Bank’s earnings. Finally, the FDIC Board of Directors also voted to extend the DIF restoration period from seven to eight years.

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

Numerous regulations promulgated by the federal banking agencies, including the Bureau, as amended from time to time, affect the business operations of the Bank. These include regulations relating to holding company regulation, equal credit opportunity, electronic fund transfers, fair credit reporting, fair debt collection, service members civil relief, collection of checks, insider lending, lending limits, truth in lending, truth in savings, home ownership and equity protection, transactions with affiliates, and availability of funds. Under FRB regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the historical effect of the reserve requirements is to increase the Bank’s cost of funds. The Financial Services Regulatory Relief Act of 2006 authorized the Federal Reserve banks to pay interest on reserves, subject to regulations of the FRB, effective October 1, 2011. However, the Emergency Economic Stabilization Act of 2008 changed the effective date for this authority to October 1, 2008.

The Bank is subject to regulation by the Bureau, established by the Dodd-Frank Act as an independent entity within the Federal Reserve, which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. The Bureau has broad rule-making authority for a wide range of consumer protection laws, including but not limited to, laws relating to alternative mortgage transaction parity, consumer leasing, electronic fund transfers, equal credit opportunity, fair credit billing, fair credit reporting, home owners protection, fair debt collection practices, lack of deposit insurance, consumer financial privacy, home mortgage disclosure, home ownership and equity protection, real estate settlement procedures, mortgage licensing, truth in lending and truth in savings among other laws. The Bureau also has the authority to prohibit “unfair, deceptive or abusive” acts and practices related to offering consumer financial services or products.

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

The Community Reinvestment Act (“CRA”) requires that the Bank help meet the credit needs of the communities it serves, including low-to-moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial non-compliance. In the most recent examination, we received a “Satisfactory” CRA rating from the OTS. In the future, the OCC will examine the Bank for CRA compliance. The Bank has committed $5,000,000 to two investments in limited partnership equity funds as a cost effective way of meeting its obligations under the CRA. As of June 30, 2011, the Bank had invested $2,700,000 of its aggregate commitment to the two funds.

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

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions, their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act amends the statutes placing limitations on loans to insiders by including credit exposures to the person arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction, or securities borrowing transaction between the member bank and the person within the definition of an extension of credit to an insider. This amendment is not effective, however, until July 21, 2012 at the earliest.

Subject to various exceptions, savings and loan holding companies and their affiliates are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a holding company or its affiliates.

The federal financial regulators, including the OCC, recently published the final rule implementing the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or SAFE Act. The SAFE Act was effective October 1, 2010. The SAFE Act requires mortgage loan originators who are employees of regulated institutions (including banks and certain of their subsidiaries) to be registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”), a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state. As part of this registration process, mortgage loan originators must furnish the Registry with background information and fingerprints for a background check. The SAFE Act generally prohibits employees of a regulated financial institution from originating residential mortgage loans without first registering with the Registry and maintaining that registration. Financial institutions must also adopt policies and procedures to ensure compliance with the SAFE Act.

Although our lending activities expose us to some risk of liability for environmental hazards, we do not currently have any significant liabilities for environmental matters.

INSURANCE

Our broker/dealer subsidiaries are required by federal law to belong to the SIPC. SIPC provides protection for clients up to $500,000 each with a limitation of $250,000 for claims for cash balances for all of our broker/dealers. Southwest Securities purchases insurance which, when combined with the SIPC insurance, provides coverage for Southwest Securities and SWS Financial in certain circumstances for securities held in clients’ accounts with a $100 million aggregate limit.

The Bank’s deposits are insured by the DIF, which is administered by the FDIC, up to applicable limits for each depositor. The FDIC’s DIF is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

EMPLOYEES

At June 24, 2011, we employed 1,073 individuals. Southwest Securities, SWS Financial and SWS Insurance employed 885 of these individuals, 166 of whom were full-time registered representatives. In addition, 297 registered representatives were affiliated with SWS Financial as independent contractors. The Bank employed 188 of these individuals at June 30, 2011.

CUSTOMERS

As of the date of this report, we provided full-service securities brokerage to approximately 37,000 client accounts and clearing services to approximately 139,000 additional client accounts. No single client accounts for a material percentage of our total business.

As of the date of this report, we provided deposit and loan services to approximately 98,000 customers through the Bank and its subsidiaries, which included approximately 93,000 Southwest Securities’ customer accounts. No single customer constitutes a material percentage of the Bank’s total business.

TRADEMARKS

We own various registered trademarks and service marks, including “Southwest Securities,” “SWS,” “SWS Financial,” “Southwest Securities, FSB,” and “SWS Group,” which are not material to our business. We also own various design marks related to logos for various business segments.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their respective ages and positions at September 2, 2011, followed by a brief description of their business experience over the past five years. Each listed person has been appointed to the indicated office by our Board of Directors.

Name	Age	Position

James H. Ross	61	Director, President and Chief Executive Officer
Stacy M. Hodges	48	Executive Vice President, Chief Financial Officer and Treasurer
Daniel R. Leland	50	Executive Vice President
Richard H. Litton	64	Executive Vice President
Jeffrey J. Singer	42	Executive Vice President
W. Norman Thompson	55	Executive Vice President and Chief Information Officer
Paul D. Vinton	62	Executive Vice President
Allen R. Tubb	57	Vice President, General Counsel and Secretary

James H. Ross was named President, Chief Executive Officer and a member of the Board of Directors of SWS Group on October 28, 2010. Mr. Ross had served as interim CEO and member of the Board since August 18, 2010. He previously served as Executive Vice President since November 2004 and, in September 2007, was elected President and Chief Executive Officer of Southwest Securities. Mr. Ross served as the Director of the Private Client Group at Southwest Securities from March 2004 to March 2008. He has served as Chief Executive Officer of SWS Financial since March 2004. Mr. Ross came to Southwest Securities in 2004 to head the Private Client Group’s brokerage office in Dallas, Texas. Prior to coming to Southwest Securities, Mr. Ross was with UBS Paine Webber, where, from April 1991 to December 2003, Mr. Ross held various positions from financial advisor to branch manager. He began his securities industry career in 1975.

Stacy M. Hodges was named Chief Financial Officer and Treasurer on August 24, 2011 and had served as interim Chief Financial Officer and Treasurer since October 12, 2010. She has served as Executive Vice President since February 1999. She served as Treasurer and Chief Financial Officer from August 1998 to August 2002. Ms. Hodges was Controller from September 1994 to August 1998. Ms. Hodges served as Director of Southwest Securities from June 1997 to August 2002 and has served as Chief Financial Officer of Southwest Securities since June 1997. Prior to joining Southwest Securities, Ms. Hodges was a Senior Audit Manager in the Financial Services division of KPMG LLP. Ms. Hodges is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs.

Daniel R. Leland has served as Executive Vice President since May 2007. Mr. Leland was also Executive Vice President from February 1999 to September 2004. He served as President and Chief Executive Officer of Southwest Securities from August 2002 to September 2004. He also served as Executive Vice President of Southwest Securities from July 1995 to August 2002 and was re-elected in February 2006. Mr. Leland began his career at Barre & Company in June 1983 where he was employed in various capacities in fixed income sales and trading before becoming President of Barre & Company in 1993. Mr. Leland has been an arbitrator for the National Association of Securities Dealers (NASD) and is a past Vice Chairman of the District 6 Business Conduct Committee. He also serves as a board member of the Regional Bond Dealers Association.

Richard H. Litton has served as Executive Vice President and Executive Vice President of Southwest Securities for the Public Finance Division since July 1995. Beginning in September 2006, he became primarily responsible for the entire municipal securities product area of Southwest Securities. Previously, Mr. Litton was President of a regional investment bank and headed the Municipal Group in the Southwest for Merrill Lynch. Mr. Litton served on various advisory committees for the Texas House of Representatives’ Financial Institutions Committee, is a past member and director of the Municipal Advisory Council of Texas and currently serves on the Municipal Executive Committee and the Municipal Legal Advisory Committee of the Securities Industry and Financial Markets Association (SIFMA).

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

RISKS SPECIFIC TO OUR INDUSTRIES

Our business has been and may continue to be materially and adversely affected by financial market conditions and economic conditions generally. Our business is materially affected by conditions in the financial markets and economic conditions generally around the world. The financial services industry and the securities markets generally are materially and adversely affected by recessionary environments which can cause significant declines in the values of nearly all asset classes. Concerns about financial institution profitability and solvency as a result of general market conditions, particularly in the credit markets, may cause our clients to reduce the level of business that they do with us. Declines in asset values, the lack of liquidity, general uncertainty about economic and market activity and a lack of consumer and investor confidence have negatively impacted, and may continue to negatively impact, our business.

Our financial performance is highly dependent on the environment in which we operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence, active new issuance markets for fixed income and equity securities and strong business earnings. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the global financial markets. In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, our business could be adversely affected in many ways.

Overall, the business environment for the past two to three years has been extremely adverse. While many economists believe the recession ended in June 2009, unemployment and tight credit markets continue to create a fragile economic environment, and there is no guarantee that conditions will not worsen again leading to further decline in economic and market conditions. Texas, which was largely insulated from severe job loss and real estate market deterioration at the start of the recession, has now experienced distress in residential and commercial real estate values as well as elevated unemployment. These conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity.

Concerns about the downgrade of the U.S. credit rating may materially adversely affect our business, financial condition, liquidity, and results of operations. On August 5, 2011, Standard & Poor’s (“S&P”) downgraded its long-term sovereign credit rating on the United States one level from AAA to AA+. While U.S. lawmakers reached an agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected S&P’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics, and that further near-term progress containing the growth in public spending or on reaching an agreement on raising revenues is less likely than S&P previously assumed. Each of Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) has maintained its rating of U.S. debt at AAA.

Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impact on the markets and our business, financial condition, liquidity, and results of operations are unpredictable. Any credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, such actions could materially adversely affect our liquidity, cash flows, and results of operations, increase our borrowing costs, limit our access to the capital markets, or trigger other implications under certain collateralized arrangements.

Our ability to access capital markets is dependent on market conditions and our credit standing, which could change unfavorably. Factors that are significant to the determination of our credit worthiness or otherwise affect our ability to raise financing include the level and volatility of our earnings and whether we continue to have net losses; our relative competitive position in the markets in which we operate; our product diversification; our ability to retain key personnel; our risk profile; our risk management policies; our cash liquidity; our capital adequacy; our corporate lending credit risk; and legal and regulatory developments. Additionally, market conditions can be unfavorable for our industry causing banks and other liquidity providers to reduce or limit credit to our industry. This could limit the availability of, and thus our access to, capital and/or increase the cost of funding new or existing businesses.

The real estate market downturn, both residential and commercial, and particularly in Texas and New Mexico, could adversely impact our banking business. We are subject to risks as a result of the current downturn in the housing and commercial real estate markets. In the past, we focused our lending on commercial and residential lending and, as a result, a majority of the loans we held in our loan portfolio were comprised of such loans. Our loan customers may fail to repay their loans according to the terms, and the value of collateral securing the payment of these loans has declined and may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. Texas and New Mexico currently have an oversupply of finished vacant housing and commercial real estate properties that will take some time for the market to absorb. This oversupply may result in a further deterioration of our loan portfolio. Mortgage rates remain attractive and unemployment in Texas remains lower than in many other regions of the country; however, high rates of unemployment could adversely affect our loan portfolio. A prolonged downturn in the housing and commercial real estate market could have a significant adverse affect on our business, financial condition, results of operations and cash flow.

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

In addition, during periods of market disruption, it may be difficult to value certain assets if comparable sales become less frequent or market data becomes less observable. Certain classes of assets or loan collateral that were in active markets with significant observable data may become illiquid due to the current financial environment. In such cases, asset valuations may require more estimation and subjective judgment. The rapidly changing real estate market conditions could materially impact the valuation of assets and loan collateral as reported within our financial statements and changes in estimated values could vary significantly from one period to the next. Decreases in value may have a material adverse impact on our future financial condition or operating results.

Recently enacted regulatory reform legislation will impose additional regulatory requirements on us. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time. SWS Group and the Bank will be subject to significant additional regulatory requirements, which may have a material impact on each or both of them, or SWS as a whole. The key effects of the Dodd-Frank Act on our business are:

•	changes to the supervisory structure for SWS Group and the Bank;
•	changes to regulatory capital requirements applicable to SWS Group and the Bank;
•	establishment of the Bureau with broad authority to implement new consumer protection regulations; and
•	increases in the minimum reserve ratio for the deposit insurance fund of the Federal Deposit Insurance Corporation, or FDIC, to 2.00% and a change in the base for FDIC insurance assessments.

As a result of the Dodd-Frank Act, the OTS was abolished and, on July 21, 2011, the OCC took over supervision and regulation of federal thrifts, such as the Bank, and the Federal Reserve Board, or FRB, took over supervision and regulation of savings and loan holding companies, including SWS Group. As a result, we expect to become subject to regulatory capital and activity requirements similar to those currently imposed on bank holding companies regulated by the FRB. The Dodd-Frank Act will also require that SWS Group serve as a “source of strength” for the Bank and will eventually result in new minimum capital requirements for depository institution holding companies.

The Dodd-Frank Act also created a new independent regulatory body, the Bureau, which has been given broad rulemaking authority to implement the consumer protection laws that apply to banks and thrifts and to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by this new independent regulatory body.

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

Our clearing contracts generally include automatic termination provisions that are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. Compliance with capital requirements could limit our ability to pay dividends or may impede our ability to repurchase shares of our capital stock. In addition, today’s economic and political environment calls into question the present regulatory structure and the laws and rules enforced thereunder. As such, it is likely that the rules and regulatory structure with which our business must comply will change. While the nature and scope of these regulatory changes cannot be predicted, they could have a material adverse effect on our business, financial condition, results of operations and cash flow. See Item 1. “Business-Regulation,” above.

RISKS RELATED TO OUR COMPANY

The Bank is currently subject to a Cease and Desist Order that may adversely affect our business. On February 4, 2011, the Bank entered into a Stipulation and Consent to Issuance of an Order to Cease and Desist with the OTS whereby the Bank consented to the issuance of the Order.

The Order requires that the Bank maintain a Tier I (core) capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Order also restricts lending by the Bank. These restrictions may reduce earnings and growth of the Bank. Depending on the decrease in total assets held by the Bank, if any, and satisfaction of other aspects of the Order, the OCC (as successor to the OTS) can institute other corrective measures and has broad enforcement powers to impose additional restrictions on our operations. See also Note 27 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

Deteriorating credit quality, particularly in commercial, construction and real estate loans, has adversely impacted the Bank and may continue to adversely impact the Bank. Beginning in fiscal 2009, the Bank began to experience a downturn in the overall credit performance of its real estate loans held for investment, as well as acceleration in the deterioration of general economic conditions in Texas and other areas of the United States. This deterioration, as well as increases in Texas unemployment levels, worsened in the third quarter of fiscal 2010. These conditions have caused increased financial stress on many of the Bank’s borrowers and have negatively impacted their ability to repay their loans. Classified and non-performing assets increased significantly in fiscal 2010 and 2011 and real estate collateral values continued to decline in both fiscal 2010 and 2011. Due to these factors, the Bank significantly increased its loan loss reserves in fiscal 2010 and 2011.

We expect credit quality to remain challenging and at elevated levels of risk at least throughout calendar 2011. Continued deterioration in the credit quality of the Bank’s real estate loan portfolio could significantly increase non-performing loans, require additional increases in loan loss reserves and elevate charge-off levels. The occurrence of any of these events could have a material adverse effect on the Bank’s capital, financial condition and results of operations and increase the risk of additional regulatory action.

Our allowance for loan losses may not be sufficient to cover actual loan losses. Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. We make various assumptions, estimates, and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on a number of factors, including our own experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary that would have a material adverse effect on our operating results.

The Bank’s commercial real-estate, commercial and mortgage lending businesses are dependent on the general health of the Texas economy. The Banks’ commercial real-estate, commercial and mortgage lending businesses are dependent on the general health of the Texas economy. The recent downturn in the Texas economy has adversely affected these lines of business, and consequently our financial condition, results of operations and cash flow.

Our Credit Agreement contains restrictions and covenants that impact our business and expose us to risks that could adversely affect our liquidity and financial condition. On July 29, 2011, we entered into a $100.0 million Credit Agreement with Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, “Oak Hill”). The Credit Agreement provides for a $100.0 million, five year, unsecured loan with an 8% interest rate and contains customary covenants, which requires us to, among other things:

•

maintain a tangible net worth at least equal to the sum of $275.0 million and 20% of cumulative consolidated net income (as defined in the Credit Agreement) for each fiscal quarter for which consolidated net income is positive;

•	maintain a minimum unrestricted cash balance (as defined in the Credit Agreement) of at least $4.0 million;
•	maintain an excess net capital balance at Southwest Securities of at least $100.0 million as of the end of each calendar month; and
•	adhere to the requirements of the Order.

In addition, certain of these covenants limit our and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;
•	dispose of or acquire certain assets;
•	pay dividends on our capital stock;
•	make investments, including acquisitions; and
•	enter into transactions with affiliates.

If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Credit Agreement, or we fail to comply with the requirements of our indebtedness, we could create an event of default under the Credit Agreement. Any default that is not cured or waived could result in the acceleration of the obligations under the Credit Agreement. Any such default which actually causes an acceleration of obligations could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in such agreement or future debt agreements may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to our business.

Failure to achieve and maintain effective internal controls could result in our financial statements being unreliable. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. A material weakness is a control deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Management’s report for the fiscal year ended June 24, 2011 identified a material weakness related to the failure to design and maintain accounting and financial reporting systems capable of evaluating and ensuring the accurate application of new accounting pronouncements in the manner necessary to prepare financial statements in accordance with GAAP. Specifically, as of June 24, 2011, our processes were inadequate for adopting new accounting pronouncements that amended the guidance on (i) transfers of financial assets and (ii) consolidation of variable interest entities. As a result of this material weakness, our management concluded that we did not have effective internal control over financial reporting as of June 24, 2011.

Ineffective internal controls could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in remediating this material weakness or if we discover other material weaknesses, we may be unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures. Any such failure in the future could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be in default under our Credit Agreement or be subject to, among other things, investigations or regulatory or enforcement actions by the SEC, the Federal Reserve, the FDIC, the OCC or other governmental authorities.

Even if the material weakness does not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Our securities business is subject to numerous operational risks. We must be able to consistently and reliably obtain securities pricing information and accurately assess loan values, process transactions and provide reports and other customer service. Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, portfolio accounting or other data processing systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to our customers and clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.

Our business is significantly dependent on net interest margins. The profitability of our margin and stock lending businesses depends to a great extent on the difference between interest income earned on loans and investments of customer cash balances and the interest expense paid on customer cash balances and borrowings. The earnings and cash flows of the Bank are also dependent upon the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.

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

Our net interest margins may decrease based on the mix of assets in the Bank’s portfolio and our investment strategy. In recent years, interest rates have declined to levels that have negatively impacted the net interest margin at the Bank. Furthermore, as our banking business focuses more on commercial and small business lending, the interest rates on our loans are likely to decline. Additionally, as we reposition the Bank’s balance sheet to include a portfolio of conservative investment securities, the net interest margin on these assets is likely to be less than we have historically earned on our loan portfolio. Our earnings and results of operations could be adversely affected by any reduction in our net interest margin due to our investment policies or market dynamics.

We may not be able to reduce our operating expenses as a way to reduce operating losses. To the extent our net interest income declines or we face other declines in revenues, we may look to reduce our operating expenses where possible. However, we have limited control over certain costs, and in particular, the cost of meeting regulatory requirements and our cost to access capital or financing, if needed. If we are unable to reduce our operating expenses, our results of operations could be adversely affected.

Our margin lending, stock lending, securities trading and execution, bank lending and mortgage purchase businesses are all subject to credit risk. Credit risk in all areas of our business increases if securities prices decline rapidly because the value of our collateral could fall below the amount of indebtedness it secures. In rapidly appreciating markets, credit risk increases due to short positions. Our securities lending business as well as our securities trading and execution businesses subject us to credit risk if a counterparty fails to perform or if collateral securing its obligations is insufficient. In securities transactions, we are subject to credit risk during the period between the execution of a trade and the settlement by the customer.

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

We depend on the highly skilled, and often specialized, individuals we employ. Competition for the services of personnel in our loan production, private client group, securities lending and trading businesses is intense, and we cannot guarantee that our efforts to retain such personnel will be successful. We generally do not enter into employment agreements or noncompetition agreements with our employees. Our business, financial condition, operating results and cash flow could be materially impacted if we were to lose the services of certain of our loan production, private client group, securities lending or trading professionals. In particular, in our retail and institutional securities brokerage business we depend on the brokers and financial advisors that advise our clients, certain of whom generate significant income for us.

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

We face liquidity risk, which is the potential inability to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other obligations and continuing to operate as a going concern. Our liquidity may be impaired due to circumstances that we may be unable to control, such as general market disruptions or an operational problem that affects our trading clients, depositors, third parties or ourselves. Our ability to sell assets may also be impaired by regulatory constraints or if other market participants are seeking to sell similar assets at the same time. Our inability to borrow funds or sell assets to meet maturing obligations would have an adverse effect on our business, financial condition, results of operations and cash flow.

In addition, if our customers decide not to invest with us our liquidity could be adversely affected. If our retail banking and securities clients withdraw their deposits or our institutional customers withdraw their trading lines with us, our liquidity would be impaired. Furthermore, we currently have access to advances from the Federal Home Loan Bank (“FHLB”). If we become subject to regulatory actions, we may not have access to these advances and our liquidity could be impaired.

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

Our portfolio trading business is highly price competitive and serves a very limited market. Our portfolio trading business serves one small component of the portfolio trading execution market with a small customer base and a high service model, charging competitive commission rates. Consequently, growing or maintaining market share is very price sensitive. We rely upon a high level of customer service and product customization to maintain our market share; however, should prevailing market prices fall, or the size of our market segment or customer base decline, our profitability would be adversely impacted. In addition, in our portfolio trading business, we purchase securities as principal, which subjects our capital to significant risks. See “– Market fluctuations could adversely impact our securities business.”

Our existing correspondents may choose to perform their own clearing services or to move their clearing business to one of our competitors. As our correspondents’ operations grow, they often consider the option of performing clearing functions themselves, in a process referred to as “self-clearing.” The option to convert to self-clearing operations may be attractive due to the fact that as the transaction volume of a broker/dealer grows, the cost of implementing the necessary infrastructure for self-clearing may eventually be offset by the elimination of per transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing broker/dealers to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. Furthermore, our correspondents’ may decide to use the clearing services of one of our competitors. Significant losses to self-clearing could have a material adverse affect on our business, financial condition, results of operations and cash flow.

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

We are subject to risks relating to litigation and potential securities law liabilities. Many aspects of our business involve substantial risks of liability. In the normal course of our business, we have been subject to claims by clients alleging unauthorized trading, churning, mismanagement, suitability of investments, breach of fiduciary duty or other alleged misconduct by our employees or brokers. We are sometimes brought into lawsuits based on allegations concerning our correspondents. As underwriters, we are subject to substantial potential liability for material misstatements and omissions in prospectuses and other communications with respect to underwritten offerings of securities. Prolonged litigation producing significant legal expenses or a substantial settlement or adverse judgment could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Misconduct or errors by our employees or entities with which we do business could harm us and are difficult to detect and prevent. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct or employee error could occur at our company. For example, misconduct could involve the improper use or disclosure of confidential information, and error could involve the failure to follow or implement procedures, either of which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter misconduct or errors and the precautions we take to detect and prevent this activity may not be effective in all cases. Our ability to detect and prevent misconduct or errors by entities with which we do business may be even more limited. We may suffer reputational harm for any misconduct or errors by our employees or those entities with which we do business.

Our banking subsidiary is subject to regulatory capital requirements that may limit its operations and potential growth. The Bank is a federal savings bank that is subject to comprehensive supervision and regulation of the OCC, including risk-based, leverage and tangible capital ratio requirements. Capital requirements may rise above normal levels when the Bank experiences deteriorating earnings and credit quality, and the OCC may increase the Bank’s capital requirements based on general economic conditions and the Bank’s particular condition, risk profile and growth plans. Our Order with the OCC provides that the Bank will maintain a total Tier I (core) capital ratio of 8% and risk-based capital ratio of 12%. Compliance with capital requirements may limit the Bank’s operations that require the intensive use of capital and could adversely affect the Bank’s ability to expand or maintain present business levels.

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

Our assets as of June 24, 2011 include a deferred tax asset, the full value of which we may not be able to realize. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. As of June 24, 2011, our net deferred tax assets were approximately $33.6 million. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices and primary broker/dealer and banking operations are located in approximately 192,000 square-feet of leased space in an office building in Dallas, Texas. The lease expires in 2020. Our other office locations are leased and generally do not exceed 28,000 square feet of space. We conduct our clearing operations primarily at our Dallas headquarters, and our securities lending activities are conducted from our offices in Old Bridge, New Jersey and New York, New York.

We have 20 retail brokerage offices with 11 in Texas, six in California, two in Oklahoma and one in Nevada.

We have 11 public finance branches, with five offices in Texas, two in California and one in each of New Mexico and North Carolina. In addition, public finance has an additional branch in each of New York and Louisiana for which SWS does not maintain an office. We have 14 fixed income branch offices, three in California and Florida, two in Connecticut, and one branch in each of Texas, Illinois, Colorado, New Jersey, Tennessee and New York. Our corporate finance office is located in Dallas, Texas. We also have a disaster recovery site in Dallas, Texas covering our brokerage and banking operations.

The Bank leases branch offices in Arlington, Austin, Benbrook, Downtown Dallas, El Paso, Garland, Houston, Park Cities and Southlake, Texas, and Albuquerque and Ruidoso, New Mexico. The Bank also owns a non-operational drive-in facility located in central Arlington, Texas. The Bank owns its banking facilities in Granbury, Waxahachie and South Arlington, Texas.

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

ITEM 3. LEGAL PROCEEDINGS

In the general course of our brokerage business and the business of clearing for other brokerage firms, we have been named as defendants in various pending lawsuits and arbitration proceedings. These claims allege violations of various federal and state securities laws, including, specifically, certain Municipal Securities Rulemaking Board violations, an examination of political contributions and the use of consultants in connection with the firm’s municipal securities business. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

ITEM  4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Matters

Market for Common Stock. Our common stock trades on the NYSE under the symbol “SWS.” At August 26, 2011, there were 252 holders of record of our common stock and approximately 5,700 beneficial holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

June 26, 2010 to June 24, 2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Cash dividend declared per common share	$0.09	$0.01	$0.01	$0.01
Stock price range
High	$10.22	$7.57	$6.49	$6.76
Low	$6.71	$3.91	$4.27	$5.59

June 27, 2009 to June 25, 2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Cash dividend declared per common share	$0.09	$0.09	$0.09	$0.09
Stock price range
High	$15.62	$15.06	$12.80	$12.45
Low	$12.25	$11.00	$11.41	$9.17

Stock Repurchases. The following table provides information about purchases of common stock by SWS during the quarter ended June 24, 2011:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)

3/26/11 to 4/29/11	4,384	6.09	__	500,000
4/30/11 to 5/27/11	186	6.49	__	500,000
5/28/11 to 6/24/11	__	__	__	500,000

	4,570	6.10	__

(1) The 4,570 shares of common stock repurchased during the three months ended June 24, 2011 were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2) On August 18, 2010, the Board of Directors approved and announced a plan authorizing us to repurchase up to 500,000 shares of our common stock from time to time in the open market for an 18-month period ending on February 28, 2012. On August 24, 2011, the Board of Directors approved a plan authorizing us to repurchase up to 500,000 shares of our common stock from time to time in the open market for an 18-month period ending on February 28, 2013. This repurchase plan replaced the plan approved on August 18, 2010.

Dividend policy. On a quarterly basis, the board of directors will determine whether we will pay a cash dividend. The payment and rate of dividends on our common stock is subject to several factors including limitations imposed by the terms of our Credit Agreement with Hilltop and Oak Hill, operating results, our financial requirements, and the availability of funds from our subsidiaries, including the broker/dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA; and the Bank, which may be subject to restrictions by federal banking agencies. Specifically, our Credit Agreement with Hilltop and Oak Hill limits our quarterly cash dividend to $0.01 per share and only so long as we are not in default of any terms of the Credit Agreement.

Equity Compensation Plan Information

Restricted Stock Plan. On November 12, 2003, our stockholders approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). In November 2007, the stockholders of SWS Group approved an amendment to the Restricted Stock Plan to increase the number of shares available thereunder by 500,000. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of our common stock to our directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period for awards is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan is fully vested after three years, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant. At June 24, 2011, the total number of shares outstanding under the Restricted Stock Plan was 175,696 and the total number of shares available for future grants was 372,256.

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

The assets of the deferred compensation plan include investments in SWS Group common stock, Westwood Holdings Group, Inc. (“Westwood”) common stock, and company-owned life insurance (“COLI”). Investments in SWS Group common stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. The deferred compensation plan limited the number of shares of SWS Group common stock that may be issued to 375,000 shares. On November 17, 2009, the stockholders of SWS Group voted to increase the authorized number of shares of SWS Group common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares. The number of shares of SWS Group common stock available for future issuance under the plan was 255,805 at June 24, 2011. Investments in Westwood common stock are carried at market value and recorded as marketable equity securities available for sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition.

For the fiscal year ended June 24, 2011, approximately $17.8 million, with a market value of $17.0 million, was invested in the deferred compensation plan. At June 24, 2011, funds totaling $3.4 million were invested in 262,372 shares of our common stock. Approximately $2.1 million of compensation expense was recorded for participant contributions and employer matching contributions related to the deferred compensation plan in fiscal year 2011.

The trustee of the deferred compensation plan is Wilmington Trust Company.

Stock Option Plans. There were no active stock option plans at June 24, 2011. All current outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) may still be exercised until their contracted expiration date occurs. Options granted under the 1996 Plan have a maximum ten-year term, and all options are fully vested. See Note 1(r) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

The following table sets forth certain information concerning all equity compensation plans approved by our stockholders as of June 24, 2011.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by stockholders	460,441	(1)	$9.54	(2)	628,061	(3)

Total	460,441		$9.54		628,061

(1) Amount represents 198,069 shares issuable upon the exercise of options granted under the 1996 Plan and 262,372 stock units credited to participants’ accounts under the deferred compensation plan (see descriptions above). The stock units credited to the participants’ accounts under the deferred compensation plan are not included in the weighted average exercise price calculation.

(2) Calculation of weighted-average exercise price does not include stock units credited to participants’ accounts under the deferred compensation plan.

(3) Amount represents 255,805 shares available for future issuance under the deferred compensation plan and 372,256 shares available for future issuance under the Restricted Stock Plan. The 1996 Plan expired on February 1, 2006. Thus, there are no longer any shares available for issuance. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date occurs.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended June 24, 2011 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, and other financial information contained in this report.

The data below reflects the impact of the declaration on November 30, 2006 by our Board of Directors of a 3-for-2 stock split effected in the form of a 50% stock dividend. Additional items that should be considered are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Events and Transactions.”

	(In thousands, except ratios and per share amounts)
	Fiscal Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009	June 27, 2008	June 29, 2007
Consolidated Operating Results:
Total revenue	$389,819	$422,227	$485,677	$477,527	$470,898
Net revenue (1)	342,064	366,971	381,621	301,631	273,615
Net income (loss) from continuing operations	(23,203)	(2,893)	23,631	30,854	37,507
Net income from discontinued operations	—	—	—	17	102
Extraordinary gain, net of tax of $571	—	—	—	1,061	—
Net income (loss)	(23,203)	(2,893)	23,631	31,932	37,609
Earnings (loss) per share – basic(2)
Income (loss) from continuing operations	$(0.71)	$(0.10)	$0.86	$1.12	$1.38
Income from discontinued operations	—	—	—	—	—
Extraordinary gain	—	—	—	0.04	—
Net income (loss)	$(0.71)	$(0.10)	$0.86	$1.16	$1.38
Earnings (loss) per share – diluted(2)
Income (loss) from continuing operations	$(0.71)	$(0.10)	$0.86	$1.12	$1.37
Income from discontinued operations	—	—	—	—	—
Extraordinary gain	—	—	—	0.04	—
Net income (loss)	$(0.71)	$(0.10)	$0.86	$1.16	$1.37
Weighted average shares outstanding – basic(2)	32,515	30,253	27,429	27,502	27,220
Weighted average shares outstanding – diluted(2)	32,515	30,253	27,509	27,602	27,444
Cash dividends declared per common share	$0.12	$0.36	$0.36	$0.34	$1.30

Consolidated Financial Condition:
Total assets	$3,802,157	$4,530,691	$4,199,039	$5,118,251	$5,074,585
Long-term debt (3)	86,247	99,107	111,913	95,194	66,989
Stockholders’ equity	357,469	383,394	340,357	323,006	306,447
Shares outstanding	32,285	32,342	27,263	27,196	27,492
Book value per common share	$11.07	$11.85	$12.48	$11.88	$11.15

Bank Performance Ratios:
Return on assets	(2.1)%	(0.8)%	0.2%	0.6%	1.3%
Return on equity	(21.4)%	(9.1)%	2.6%	6.8%	15.3%
Regulatory equity to assets ratio	9.9%	9.2%	8.5%	8.4%	8.2%

(1)	Net revenue is equal to total revenues less interest expense.

(2)	Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

(3)	Includes Federal Home Loan Bank advances with maturities in excess of one year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in full-service securities brokerage and full-service commercial banking. During the twelve-months ended June 24, 2011, 82% of our total revenues were generated by our full-service brokerage business and 18% of our revenues were generated by our commercial banking business. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements, which may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements,” Item 1. “Business-Competition,” “-Regulation” and Item 1A. “Risk Factors.”

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

Banking. We offer traditional banking products and services. We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes small business lending. We originate the majority of our loans internally and we believe this business model helps us build more valuable relationships with our customers. Our mortgage purchase division purchases participations in newly originated residential loans from various mortgage bankers nationwide. Southwest Securities, FSB (the “Bank”) earns substantially all of its revenues on the spread between the rates charged to customers on loans and the rates paid to depositors. Our banking operations are currently restricted by and subject to the Order with the OCC.

The “other” category includes SWS Group, corporate administration and SWS Capital Corporation. SWS Capital Corporation is a dormant entity. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”). At June 26, 2009, SWS Group also owned NYSE Euronext, Inc. (“NYX”) common stock, which was sold in the first quarter of fiscal 2010.

Business Environment

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and can be unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services, as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, and the value of our customers’ assets under management.

As of June 24, 2011, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average (the “DJIA”) up 18%, the Standard & Poor’s 500 Index (“S&P 500”) up 18% and the NASDAQ Composite Index (“NASDAQ”) up 19%. The DJIA closed at 11,934.58 on June 24, 2011 up from 10,143.81 and 8,438.39 on June 25, 2010 and June 26, 2009, respectively. On the other hand, the average daily volume on the NYSE declined during our fiscal 2011, decreasing 39% over the same period last fiscal year. With the Standard and Poor’s downgrade of the United States credit rating on August 5, 2011, equity markets have fallen significantly and risk and volatility have increased.

Despite the positive direction in the equity markets during our fiscal 2011, the volumes in the markets and economic and regulatory uncertainty have created a challenging operating environment for us. The national unemployment rate, which was approximately 9% at the end of June 2011, is down from a high of 10% at the end of December 2009 but remains at historically high levels. The FRB reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and has not yet begun increasing rates. In August 2011, the FRB announced its intent to keep the federal funds rate at current levels until mid-2013.

The disruptions and developments in the general economy and the credit markets over the past three years have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under Item 1. “Business-Regulation.”

While many economists believe the recession ended in June 2009, unemployment and tight credit markets continue to create a fragile economic environment, and there is no guarantee that conditions will not worsen again. On August 5, 2011, credit rating agency, Standard and Poor’s, downgraded the United States’ credit rating for the first time in the history of the ratings. Further, world markets, especially those focused on the European Union and Japan have been volatile due to debt problems in Europe and the natural disaster in Japan. Texas, which was largely insulated from severe job loss and real estate market deterioration at the start of the recession, has now experienced distress in residential and commercial real estate values as well as elevated unemployment. These factors have had and will continue to have a negative impact on our banking and brokerage operations.

Impact of Economic Environment

Brokerage: On the brokerage side of the business, volatility in the credit and mortgage markets, low interest rates and reduced volume in the stock markets continue to have an adverse impact on several aspects of our business, including depressed net interest margins, reduced liquidity and lower securities valuations.

Net Interest Margins

Historically, the profitability of the brokerage business has been dependent upon net interest income. We earn net interest income on the spread between the rates earned and paid on customer and correspondent balances as well as from our securities lending business. With interest rates at historically low levels, the spread we are able to earn is reduced, primarily from the extremely low yields on our assets segregated for regulatory purposes portfolio. Additionally, the spread in our securities lending business has declined. Lastly, because the yields on money market funds have declined significantly, revenue sharing arrangements with our primary money market fund providers have been substantially reduced. We do not expect any significant changes in these dynamics until short-term interest rates rise.

We have taken actions to mitigate the impact of the margin contraction by renegotiating arrangements with our clearing customers, changing the mix of our assets segregated for regulatory purposes and developing new business in our securities lending portfolio. Despite these actions, profits from net interest remain below historical levels.

We have also implemented a new FDIC sweep product that will eventually allow our brokerage customers to obtain additional FDIC insurance coverage for pending investment funds in their accounts. This product is expected to contribute to increased revenue sharing when interest rates increase.

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

Valuation of Securities

We trade mortgage, asset-backed and other types of fixed income securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider prudent given current market conditions. These securities are priced using a third-party pricing service and we review the price monthly to ensure reasonable valuation. At June 24, 2011, we held mortgage and asset-backed securities of approximately $42.5 million included in securities owned, at fair value on the consolidated statements of financial condition.

Investment in Auction Rate Securities

At June 24, 2011, we held $21.7 million of auction rate municipal bonds which represented one security and 22% of our municipal portfolio. This security is an investment grade credit, was valued at 95.7% of par as of June 24, 2011 and was yielding less than 1% per year for the period. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures.

We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance its debt when LIBOR interest rates rise, there can be no certainty that this refinancing will occur. We believe valuation of this bond at 95.7% of par at June 24, 2011 reflects an appropriate discount for the current lack of liquidity in this investment.

Our customers also own $1.2 million in auction rate bonds as well as approximately $1.3 million in auction rate preferred securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

Bank: The banking environment remains challenging and continues to have a negative impact on the Bank’s earnings. While the migration of loans to classified status has slowed in the last half of fiscal 2011, classified assets remain historically high and at unacceptable levels. The downgrade of the U.S. debt, volatility in the financial markets and the economic indicators subsequent to June 30, 2011 have generally pointed to a negative outlook for the economy. Should this environment persist or worsen, we could experience additional migration of loans to a classified status.

Primarily due to the high level of classified assets, the Bank entered into the Order on February 4, 2011. The Order formalized many of the items included in the Memorandum of Understanding that the Bank received from the OTS on July 2, 2010. The Bank is currently in compliance with the Order.

Prior to and subsequent to the issuance of the Memorandum of Understanding, Bank management implemented several strategies to improve the performance of the Bank. Specifically, (i) management implemented balance sheet reduction strategies by aggressively selling classified assets and reducing the size of the mortgage purchase loan portfolio, and the liquidity provided by these actions has been carefully managed to allow reduction in the total balance sheet size while maintaining significant levels of balance sheet liquidity; (ii) the Bank increased its staffing in its special assets department with qualified professionals to aggressively address the reduction of classified assets; (iii) the Bank worked to reduce its exposure in commercial real estate, residential construction and land development loans by establishing concentration guidelines during fiscal 2011; (iv) the Bank made major changes in credit administration including centralization of loan documentation and loan funding which provided a more efficient and effective control environment; (v) the Bank strengthened credit administration staffing including hiring a senior vice president of credit administration as well as a senior vice president of commercial collateral management; and (vi) the Bank established an internal loan review department in the third quarter of fiscal 2011, which works with external loan reviews to assist management in the early identification of potential problem loans.

Classified assets, though still at an unacceptable level, have decreased from a high at December 31, 2010 of $273.4 million to $228.5 million at June 30, 2011. Classified assets were $191.8 million at June 30, 2010. Classified assets as a percentage of total capital plus the allowance for loan losses was 120.5% at June 30, 2011, 140.0% at December 31, 2010 and 100.9% at June 30, 2010. Management’s goal is to reduce the level of classified assets to total capital plus the allowance for loan losses to an acceptable regulatory level. The Bank expects this will take several quarters to achieve. Non-performing assets (a subset of classified assets) have also decreased from a high of $127.1 million, or 7.3% of the Bank’s assets, at September 30, 2010 to $89.5 million, or 6.6% of the Bank’s assets, at June 30, 2011. Non-performing assets were $93.7 million, or 5.3% of the Bank’s assets, at June 30, 2010. The Bank’s Texas Ratio, defined as non-performing assets divided by the sum of capital plus the allowance for loan losses, has also shown improvement, down from a high of 58.5% at September 30, 2010 to 46.9% at June 30, 2011. The Bank’s Texas Ratio was 44.1% at June 30, 2010.

The loan loss allowance at June 30, 2011 was $44.4 million, or 4.48% of loans held for investment, up from $35.1 million, or 2.96% of loans held for investment at June 30, 2010. The increase in the allowance as a percentage of loans is due to the high level of classified assets. The allowance is expected to remain elevated until the level of classified assets substantially declines. Charge-offs for fiscal 2011 were $42.3 million versus $26.3 million in fiscal 2010 and could remain elevated in fiscal 2012 as management disposes of the classified assets.

With the completion of the $100 million capital raise initiative on July 29, 2011, the Bank expects to have access to additional capital to provide added flexibility to dispose of classified assets as well as substantial support for future earnings opportunities.

Recent Events

On March 20, 2011, we entered into a Funding Agreement with Hilltop and Oak Hill. On July 29, 2011, after receipt of shareholder and regulatory approval, the Company completed the transactions contemplated by the Funding Agreement. This transaction provides for:

•	a $100.0 million, five year, unsecured loan with an 8% interest rate from Hilltop and Oak Hill under the terms of a credit agreement;
•

issuance of warrants to each investor allowing such investor to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant (assuming each investor exercises its warrant); and

•

granting the investors certain rights, including certain registration rights, preemptive rights, and the right for each investor to appoint one person to our Board of Directors so long as such investor owns 9.9% or more of all of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding common stock. Mr. Gerald J. Ford and Mr. J. Taylor Crandall were elected as directors of SWS Group by our Board of Directors on July 29, 2011.

We entered into this transaction to ensure that the Bank would maintain adequate capital ratios under the Order and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption.

Events and Transactions

Several material events and transactions impacted our results of operations in the periods presented. A description of these transactions and the impact on our results of operations is presented below:

Increase in provision for loan losses. The provision for loan loss increased $5.8 million during fiscal 2011 and $31.8 million during fiscal 2010, resulting in an allowance for loan loss of $44.4 million at June 30, 2011 and $35.1 million at June 30, 2010. See discussion in “Overview—Business Environment—Impact of Economic Environment—Bank.”

Sale of 5,000,001 shares of our common stock. On October 16, 2009, we filed a shelf registration statement with the SEC providing for the sale of up to $150.0 million of securities. On December 9, 2009, we closed a public offering of 4,347,827 shares of our common stock at a price of $11.50 per share. On December 16, 2009, the underwriters for the public offering exercised their option to purchase 652,174 additional shares of our common stock to cover over-allotments. We generated net proceeds, after deducting underwriting discounts and commissions, from the offerings of approximately $54.4 million. We invested $47.5 million of the net proceeds as a $20.0 million capital contribution to the Bank and a $27.5 million capital contribution to Southwest Securities. The remaining funds were used for general corporate purposes.

Write-off of $6.3 million for clearing. In the first quarter of fiscal 2010, we recorded a pre-tax loss of $6.3 million as a result of a clearing correspondent’s unauthorized short sale of more than 2 million shares of a stock. The short sale and the subsequent trades to cover the short position resulted in a $6.3 million receivable from the correspondent. We determined that collection of this receivable was doubtful and established an allowance for this receivable. The loss was recorded in other expenses on the consolidated statements of income (loss) and comprehensive income (loss).

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

Write-off of $5.4 million for stock loan. In the first quarter of fiscal 2009, we wrote-off $5.4 million related to a deficit in the collateral securing a counterparty obligation of Lehman. We experienced the counterparty deficit as a result of Lehman declaring bankruptcy on September 19, 2008. Lehman had an obligation to us for stock borrowed of approximately $10.3 million at the time of the bankruptcy filing, which was backed by approximately $9.7 million in collateral. Subsequent sales and revaluation of the remaining collateral resulted in a $5.4 million deficit. This write-off was recorded in other expenses on the consolidated statements of income (loss) and comprehensive income (loss).

RESULTS OF OPERATIONS

Consolidated

Net losses for the fiscal years ended June 24, 2011 and June 25, 2010 were $23.2 million and $2.9 million, respectively. Net income for the fiscal year ended June 26, 2009 totaled $23.6 million. Fiscal year 2011 contained 252 trading days while 2010 and 2009 each contained 251 trading days.

Southwest Securities was custodian for customer assets of $28.0 billion, $25.6 billion and $22.8 billion at June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

The following is a summary of year-to-year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	Change		Change
	Fiscal 2010 to 2011		Fiscal 2009 to 2010
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$124	1%	$(957)	(8)%
Commissions	(14,793)	(9)%	(21,543)	(12)%
Net interest	(9,695)	(10)%	(7,010)	(7)%
Investment banking, advisory and administrative fees	3,933	11%	(549)	(2)%
Net gains on principal transactions	(2,715)	(7)%	6,530	19%
Other	(1,761)	(8)%	8,879	74%

	$(24,907)	(7)%	$(14,650)	(4)%

Operating expenses:
Commissions and other employee compensation	$(9,024)	(4)%	$(9,592)	(4)%
Occupancy, equipment and computer service costs	(220)	(1)%	1,283	4%
Communications	(384)	(3)%	122	1%
Floor brokerage and clearing organization charges	526	13%	463	13%
Advertising and promotional	(1,262)	(31)%	(515)	(11)%
Provision for loan loss	5,849	13%	31,795	239%
Other	8,510	21%	4,775	13%

	3,995	1%	28,331	8%

Pretax income	$(28,902)	(635)%	$(42,981)	(112)%

Fiscal 2011 versus 2010

Net revenues decreased $24.9 million from fiscal 2010 to fiscal 2011. The largest components of the decrease were a $14.8 million decrease in commissions, a $2.7 million decrease in net gains on principal transactions and a $9.7 million decrease in net interest. The decrease in commissions and net gains on principal transactions was due primarily to reduced commissions and trading profits in the taxable fixed income business, as a result of tighter spreads and reduced volatility. The decrease in net interest revenue was primarily due to a decrease in the average balance of loans held for investment at the Bank as compared to the same period in the prior fiscal year. These revenue declines were partially offset by a $3.9 million increase in investment banking and advisory fees due to an increase in unit investment trust underwritings in the taxable fixed income business as well as an increase in fees generated from advisory services in our corporate finance business unit.

Operating expenses increased $4.0 million for fiscal 2011 as compared to fiscal 2010. The largest increases were the $5.8 million increase in the provision for loan loss and the $8.5 million increase in other expense. The increase in the Bank’s loan loss provision is discussed in “Overview-Business Environment-Impact of Economic Environment-Bank.” The increase in other expenses was due to an $8.7 million increase in the Bank’s REO write-downs, a $2.4 million increase in professional services and fees at the Bank and an increase in legal expenses of $3.2 million. In addition, in fiscal 2010, there was a one time $875,000 reversal of an accrual from the purchase of M.L. Stern & Co., LLC. These increases in other expenses were offset by the $6.3 million loss incurred in the first quarter of fiscal 2010 on a correspondent’s short sale of securities.

These increases in other expenses and the provision for loan loss were partially offset by a $9.0 million decrease in commission and other employee compensation and a $1.3 million decrease in advertising and promotional expenses. Commissions and other employee compensation expense declined primarily due to a decrease in variable compensation and a $2.4 million decrease in salaries and deferred compensation expenses related to our restricted stock plan offset by a $1.5 million increase in health insurance expense.

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

Operating expenses increased $28.3 million for fiscal 2010 as compared to fiscal 2009 due to a $31.8 million increase in the provision for loan loss and a $4.8 million increase in other expense. The increase in the Bank’s loan loss provision is discussed in “Overview-Business Environment-Impact of Economic Environment-Bank.” The increase in other expenses was due to (i) a $6.3 million loss incurred in the clearing segment in the first quarter of fiscal 2010 from a correspondent’s short sale of securities; (ii) an increase in the Bank’s write-downs on REO of $4.4 million; (iii) a $2.5 million increase in loan collections and other real estate expense; and (iv) a $734,000 increase in the DIF assessment. Additionally, in last fiscal year’s comparable period, other expenses included a $5.4 million write-off related to the Lehman stock loan deficit and a $5.0 million impairment loss for our investments in NYX and USHS common stock. These increases in other expenses and the provision for loan loss were partially offset by a decrease in commission and other employee compensation of $9.6 million driven by a decrease in commission and incentive compensation in our institutional segment as a result of lower revenues. The decrease in commission and other employee compensation in our institutional segment was offset by an increase in salaries to our corporate support and information technology employees and deferred compensation expense related to our Restricted Stock Plan resulting from acceleration in the vesting of restricted stock for retired directors and individuals no longer employed by us.

Net Interest Income

We generate net interest income from our brokerage segments and our banking segment. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the FHLB. Net interest income from our brokerage and banking segments were as follows for the fiscal years 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Brokerage	$25,965	$24,769	$42,631
Bank (1)	65,147	76,038	65,186

Net interest	$91,112	$100,807	$107,817

(1)	The net interest reported for the Bank is for the periods ended June 30, 2011, 2010 and 2009.

Average balances of interest earning assets and interest-bearing liabilities in our brokerage operations were as follows for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 (in thousands):

	2011	2010	2009
Average interest-earning assets:
Customer margin balances	$215,672	$172,690	$176,321
Assets segregated for regulatory purposes	254,025	342,431	304,894
Stock borrowed	2,061,000	1,859,000	2,061,000

Average interest-bearing liabilities:
Customer funds on deposit, including short credits	350,955	378,846	409,749
Stock loaned	2,036,000	1,804,000	2,021,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For fiscal 2011, income tax benefit (effective rate of 30.6%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to loss before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment, compensation and increases in the value of company-owned life insurance (“COLI”).

Certain deferred tax assets are derived from capital losses. To use the deferred tax assets, we must have sufficient capital gain income within the carry-back and carry-forward period available under the tax law. Our deferred tax assets as of June 24, 2011 included $844,000 which reflected the benefit of capital losses associated with our investments in certain partnership assets. In the first quarter of fiscal 2011, we established a valuation allowance in the amount of $844,000. We did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses during the applicable carry-back and carry-forward period. See also Note 17 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

For fiscal 2010, income tax benefit (effective rate of 36.4% for the fiscal year ended June 25, 2010) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to loss before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment and increases in the value of COLI.

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

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for fiscal 2011, 2010 and 2009 (dollars in thousands):

	June 24, 2011	% Change	June 25, 2010	% Change	June 26, 2009
Net revenues:
Clearing	$21,190	1%	$21,041	(21)%	$26,565
Retail	109,657	(1)	110,578	3	107,518
Institutional	145,695	(8)	157,977	(16)	187,970
Banking(1)	64,309	(16)	76,409	15	66,710
Other	1,213	26	966	114	(7,142)

Total	$342,064	(7)%	$366,971	(4)%	$381,621

Pre-tax income (loss):
Clearing	$501	109%	$(5,305)	(201)%	$5,233
Retail	1,356	519	219	109	(2,425)
Institutional	46,251	(13)	53,222	(24)	69,714
Banking(1)	(46,330)	(160)	(17,826)	(258)	11,281
Other	(35,232)	(1)	(34,862)	23	(45,374)

Total	$(33,454)	(635)%	$(4,552)	(112)%	$38,429

(1) The net revenues and pre-tax income reported for the banking segment is for the periods ended June 30, 2011, 2010 and 2009.

Clearing. The following is a summary of the results for the clearing segment for fiscal 2011, 2010 and 2009 (dollars in thousands):

	June 24, 2011	% Change	June 25, 2010	% Change	June 26, 2009
Net revenue from clearing	$10,706	1%	$10,582	(8)%	$11,534
Net interest	6,475	12	5,767	3	5,603
Other	4,009	(15)	4,692	(50)	9,428

Net revenues	21,190	1	21,041	(21)	26,565

Operating expenses	20,689	(21)	26,346	24	21,332

Pre-tax income (loss)	$501	109%	$(5,305)	(201)%	$5,233

Daily average customer margin balance	$112,000	13%	$99,000	(1)%	$100,000

Daily average customer funds on deposit	$198,000	(15)%	$232,000	(15)%	$273,000

Total correspondent clearing customer assets under custody were $14.4 billion, $13.0 billion and $11.3 billion at June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

The following table reflects the number of client transactions processed for each of the last three fiscal years and the number of correspondents at the end of each fiscal year:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Tickets for high-volume trading firms	1,596,347	1,404,848	8,469,552
Tickets for general securities broker/dealers	863,859	937,925	895,329

Total tickets	2,460,206	2,342,773	9,364,881

Correspondents	161	174	184

Fiscal 2011 versus 2010

The clearing segment posted a 1% increase in net revenues and a 109% increase in pre-tax income for fiscal 2011 as compared to fiscal 2010.

In fiscal 2011, tickets processed for high-volume trading firms increased 14% while tickets processed for general securities broker/dealers decreased by 8% due to a loss of two general securities correspondents in the third quarter of fiscal 2011 as well as an overall decline in volume. In addition, revenue per ticket decreased approximately 4% from $4.52 for fiscal 2010 to $4.35 for fiscal 2011 due to a change in the mix of trades from general securities trades to day trading trades. The fees charged to the day trading firms are discounted substantially from the fees charged to general securities broker/dealers.

Other revenue decreased 15% for fiscal 2011 as compared to fiscal 2010. The decrease was due to a decrease in net revenue earned on correspondent customer balances. This decrease was partially offset by a 3% increase in administrative fee income earned by the clearing segment from money market providers on higher revenue sharing with various money market funds.

Operating expenses for fiscal 2011 decreased $5.7 million, or 21%, from fiscal 2010 due primarily to a $6.1 million decrease in other expenses, which included a $6.3 million loss incurred on a correspondent’s short sale of securities in the first quarter of fiscal 2010 as well as a decrease in legal expenses of $1.0 million. This decrease was partially offset by a $882,000 increase in operations and information technology expenses and a $320,000 increase in professional services and licenses and fees from fiscal 2010 to fiscal 2011.

Fiscal 2010 versus 2009

The clearing segment posted a 21% decrease in net revenues and a 201% decrease in pre-tax income for fiscal 2010 as compared to fiscal 2009.

In fiscal 2010, tickets processed decreased substantially from fiscal year 2009, while clearing fee revenue decreased only 8%. The primary driver of this change was decreased volume from day trading customers. Revenue per ticket was $4.52 for fiscal 2010 up from $1.23 for fiscal 2009 due to a change in the mix of customers from day trading firms to general securities broker/dealers. The fees charged to the day trading firms are discounted substantially from the fees charged to general securities broker/dealers.

Net interest revenue in the clearing segment increased $164,000, or 3%, in fiscal 2010 as compared to fiscal 2009. Net interest revenue increased due to an increase in the spread we earn on customer deposits.

Other revenue, which is primarily composed of fees from money market funds, decreased $4.7 million for fiscal 2010 as compared to fiscal 2009. This decrease was primarily due to a 70% decrease in administrative fee income from money market fund providers. This fee income decreased due to a reduction in short-term interest rates, which resulted in reduced revenue sharing with various money market funds.

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

Retail. The following is a summary of the results for the retail segment for fiscal 2011, 2010 and 2009 (dollars in thousands):

	June 24, 2011	% Change	June 25, 2010	% Change	June 26, 2009
Net revenues:
Private Client Group (“PCG”)
Commissions	$52,261	(11)%	$58,436	2%	$57,060
Advisory fees	5,331	1	5,291	(22)	6,756
Insurance products	4,124	(17)	4,961	21	4,107
Other	71	(80)	361	178	(462)
Net interest revenue	2,448	11	2,197	27	1,732

	64,235	(10)	71,246	3	69,193

Independent registered representatives (SWS Financial)
Commissions	28,716	13	25,343	14	22,311
Advisory fees	3,011	23	2,444	(24)	3,212
Insurance products	7,550	25	6,034	37	4,403
Other	958	8	884	25	710
Net interest revenue	983	27	776	(3)	796

	41,218	16	35,481	13	31,432

Other
Commissions	396	74%	228	23%	185
Advisory fees	2,412	7	2,253	(59)	5,519
Insurance products	1,240	8	1,147	22	940
Other	156	(31)	226	1	223
Net interest revenue	—	(100)	(3)	(111)	26

	4,204	9	3,851	(44)	6,893

Total	109,657	(1)	110,578	3	107,518

Operating expenses	108,301	(2)	110,359	—	109,943

Pre-tax income (loss)	$1,356	519%	$219	109%	$(2,425)

Daily average customer margin balances	$81,000	31%	$62,000	(2)%	$63,000

Daily average customer funds on deposit	$94,000	(27)%	$129,000	5%	$123,000

PCG representatives	166	(18)%	202	(12)%	230

SWS Financial representatives	297	(3)%	307	1%	305

Fiscal 2011 versus 2010

Net revenues in the retail segment decreased 1% in fiscal 2011 as compared to fiscal 2010 due primarily to a $7.0 million decrease in net revenues from our PCG business. This decline was due to closing one PCG office during December 2010 and an 18% decrease in the number of PCG representatives. The closed PCG office had five representatives. The decline in net revenues from PCG was partially offset by a $5.7 million increase in net revenues in our independent registered representative business.

Total customer assets were $12.9 billion at June 24, 2011 and $12.6 billion at June 25, 2010. Assets under management were $688.5 million at June 24, 2011 versus $517.0 million at June 25, 2010.

Operating expenses decreased 2% from fiscal 2010 to fiscal 2011. This decrease was primarily due to a 1% decrease in commission and other employee compensation expense, the primary component of operating expense in the retail segment.

Fiscal 2010 versus 2009

Net revenues in the retail segment increased 3% in fiscal 2010 as compared to fiscal 2009 driven by (i) a $4.5 million increase in commission revenue, (ii) a $2.7 million increase in insurance product sales and (iii) the elimination of M.L. Stern & Co., LLC’s deferred compensation plan which produced a loss of $843,000 in the fiscal 2010 period. The insurance product sales increases in fiscal 2010 were due to an increase in volume in both our PCG and SWS Financial businesses. These increases were partially offset by a decrease in advisory fees of $5.5 million. The primary reason for the decrease in advisory fees was due to (i) closing Tower Asset Management, LLC on June 30, 2009, which reduced fees by $3.7 million and (ii) a reduction in money market fee revenue of $3.3 million offset by increased managed and advisory fee income of $1.1 million due to an increase in assets under management from June 26, 2009 to June 25, 2010. Total customer assets were $12.6 billion at June 25, 2010 and $11.5 billion at June 26, 2009. Assets under management were $517.0 million at June 25, 2010 versus $419.0 million at June 26, 2009, excluding Tower Asset Management, LLC.

Net interest revenue in the retail segment increased 16% in fiscal 2010 as compared to fiscal 2009. Net interest revenue increased due to an increase in the spread we earn on customer deposits.

Operating expenses increased less than 1% from fiscal 2009 to fiscal 2010. This increase was primarily due to a 2% increase in commission and other employee compensation, which was the primary component of operating expenses in the retail segment, as well as a $1.0 million increase in information and technology expenses. These increases were offset by a $920,000 decrease in communication expense and a $936,000 decrease in occupancy, equipment and computer service costs. These decreases were primarily due to the reorganization of the old M.L. Stern & Co., LLC offices.

Institutional. The following is a summary of the results for the institutional segment for fiscal 2011, 2010 and 2009 (dollars in thousands):

	June 24, 2011	% Change	June 25, 2010	% Change	June 26, 2009
Net revenues:
Commissions
Taxable fixed income	$33,385	(25)%	$44,751	(37)%	$71,545
Municipal distribution	15,388	1	15,187	(2)	15,517
Portfolio trading	12,328	(8)	13,338	9	12,247
Other	20	18	17	55	11

	61,121	(17)	73,293	(26)	99,320

Investment banking fees	29,147	12	26,008	42	18,269
Net gains on principal transactions	38,721	(7)	41,638	20	34,822
Other	713	(30)	1,013	(6)	1,077
Net interest revenue
Stock loan	11,318	(18)	13,829	(54)	30,064
Other	4,675	113	2,196	(50)	4,418

Total	145,695	(8)	157,977	(16)	187,970

	June 24, 2011	% Change	June 25, 2010	% Change	June 26, 2009
Operating expenses	$99,444	(5)	$104,755	(11)	$118,256

Pre-tax income	$46,251	(13)%	$53,222	(24)%	$69,714

Taxable fixed income representatives	33	3%	32	3%	31

Municipal distribution representatives	24	__%	24	9%	22

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment as of June 24, 2011, June 25, 2010 and June 26, 2009 were as follows (in thousands):

	2011	2010	2009
Average interest-earning assets:
Stock borrowed	$2,061,000	$1,859,000	$2,061,000

Average interest-bearing liabilities:
Stock loaned	2,036,000	1,804,000	2,021,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board for the last three fiscal years:

Fiscal Year	Number of Issues	Aggregate Amount of Offerings
2011	569	$46,865,535,000
2010	635	$65,012,257,000
2009	530	$45,238,055,000

Fiscal 2011 versus 2010

Net revenues from the institutional segment decreased 8% while pre-tax income was down 13% from fiscal 2010 to fiscal 2011. Tighter spreads and reduced volatility, primarily in taxable fixed income, led to a $12.2 million decline in commission revenue.

Investment banking fees were up 12% from fiscal 2010 to fiscal 2011. Taxable fixed income represented $2.1 million of this increase and corporate finance contributed $2.0 million. The increase in taxable fixed income in fiscal 2011 was due to increased unit investment trust underwriting activity while corporate finance closed a larger number of transactions in fiscal 2011 compared to fiscal 2010. These increases in taxable fixed income and corporate finance were partially offset by a $957,000 decrease in municipal finance fees due to a decline in new issuances in the last half of fiscal 2011.

Net gains on principal transactions were down 7% in fiscal 2011 as compared to fiscal 2010. Taxable fixed income trading gains decreased $3.6 million, which was partially offset by an increase in municipal finance trading gains of $1.3 million.

In fiscal 2011, net interest revenue in the institutional segment was down less than 1%, however, net interest revenue from stock loan was down 18%. This decrease was due to a 15 basis point decline in the average stock lending spread. This decrease was partially offset by an increase in interest earned in our taxable and tax exempt inventories of $3.1 million.

Operating expenses were down 5% for fiscal 2011 as compared to the same period last fiscal year, primarily due to decreases in commissions and other employee compensation on lower net revenue.

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

Banking. The following is a summary of the results for the banking segment for fiscal 2011, 2010 and 2009 (dollars in thousands):

	June 30, 2011	% Change	June 30, 2010	% Change	June 30, 2009
Net revenues:

Net interest revenue	$65,147	(14)%	$76,038	17%	$65,186
Other	(838)	(326)	371	(76)	1,524

Total net revenues	64,309	(16)	76,409	15	66,710

Operating expenses	110,639	17	94,235	70	55,429

Pre-Tax income (loss)	$(46,330)	(160)%	$(17,826)	(258)%	$11,281

Fiscal 2011 versus 2010

For fiscal 2011 as compared to fiscal 2010, the Bank’s net revenues decreased 16%. The Bank posted a pre-tax loss of $46.3 million for fiscal 2011, up from a $17.8 million pre-tax loss reported in fiscal 2010. The decrease in net interest revenue at the Bank was due primarily to a decrease in the net yield on earning assets from 4.8% at June 30, 2010 to 4.3% at June 30, 2011, as well as a decline in the average outstanding balance of loans of 13%. Other revenue for the Bank decreased more than 100% for fiscal 2011 as compared to the same period last fiscal year. This decrease was primarily due to a $688,000 increase in net losses on the sale of REO property, a $1.4 million increase on the loss on loans held for sale and a $471,000 decrease in gains on the sale of SBA loans. These decreases were partially offset by a $1.2 million gain on the sale/redemption of securities.

The Bank’s operating expenses were up 17% for fiscal 2011 over the same period last fiscal year. This increase was due primarily to a $5.8 million increase in the Bank’s loan loss provision, an $8.7 million increase in the Bank’s REO write-downs, a $1.3 million increase in outside loan and real-estate related services and fees, a $1.1 million increase in legal fees and a $1.2 million increase in fee assessments from regulatory agencies. The increase in the Bank’s loan loss provision was due to continued deterioration in the real-estate market and the Bank’s commercial real estate loan portfolio as well as the continuing uncertainty in the U.S. economy, in particular the Texas economy. The allowance computation is discussed in detail in “-Financial Condition-Loans and Allowance for Probable Loan Loss” below.

Fiscal 2010 versus 2009

The Bank’s net revenue increased 15% while pre-tax income decreased 258% from fiscal 2009 to fiscal 2010.

Net interest revenue generated by the Bank accounted for approximately 20.7% of consolidated net revenue for fiscal 2010. The increase in net interest revenue in fiscal 2010 over fiscal 2009 was due primarily to an 8% increase in loan volume from fiscal 2009 to fiscal 2010 as well as a 10 basis point increase in the net yield from fiscal 2009 to fiscal 2010.

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

Net Interest Income

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2011, 2010 and 2009 (dollars in thousands):

	2011			2010			2009

	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
1-4 family	$317,409	$19,986	6.3%	$396,580	$26,687	6.7%	$378,881	$27,571	7.3%
Residential construction	55,059	3,206	5.8	113,696	5,920	5.2	168,051	8,762	5.2
Commercial real estate	580,437	31,389	5.4	615,581	33,906	5.5	478,198	28,907	6.0
Commercial	197,984	10,708	5.4	164,945	9,742	5.9	119,684	7,758	6.5
Individual	4,047	276	6.8	4,590	324	7.1	4,755	355	7.5
Land	90,582	4,316	4.8	140,191	6,958	5.0	175,414	9,117	5.2
Money market	798	2	0.2	40,715	56	0.1	__	__	__
Federal funds sold	3,630	5	0.1	44,479	55	0.1	9,346	107	1.1
Interest bearing deposits in banks	3,803	1	__	9,964	2	__	22,412	232	1.0
Federal reserve funds	215,280	512	0.2	27,150	65	0.2	12,756	85	0.7
Investments – other	56,513	1,180	2.1	42,082	1,088	2.6	8,968	211	2.4

	$1,525,542	71,581	4.7%	$1,599,973	84,803	5.3%	$1,378,465	83,105	6.0%

	2011			2010			2009

	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate

Non interest-earning assets:
Cash and due from banks	$4,157			$7,442			$9,212
Other assets	34,667			50,719			33,236

	$1,564,366			$1,658,134			$1,420,913

Liabilities and stockholder’s equity:
Interest-bearing liabilities:
Certificates of deposit	$59,643	849	1.4%	$70,712	1,279	1.8%	$81,649	2,465	3.0%
Money market accounts	32,035	19	0.1	41,646	63	0.2	45,459	354	0.8
Interest-bearing demand accounts	48,882	50	0.1	90,728	160	0.2	75,167	687	0.9
Savings accounts	1,086,854	735	0.1	1,118,523	1,951	0.2	916,480	8,935	1.0
Federal Home Loan Bank advances	104,961	4,781	4.6	112,798	5,312	4.7	121,761	5,478	4.5
Federal funds purchased	16	__	0.4	7	__	0.4	87	__	0.3
Other financed borrowings	2,462	__	__	__	__	__	__	__	__

	1,334,853	6,434	0.5%	1,434,414	8,765	0.6%	1,240,603	17,919	1.4%
Non interest-bearing liabilities:
Non interest-bearing demand accounts	75,534			64,543			53,195
Other liabilities	1,916			6,379			6,264

	1,412,303			1,505,336			1,300,062
Stockholder’s equity	152,063			152,798			120,851

	$1,564,366			$1,658,134			$1,420,913

Net interest income		$65,147			$76,038			$65,186

Net yield on interest-earning assets			4.3%			4.8%			4.7%

(*) Loan fees included in interest income for fiscal 2011, 2010 and 2009 were $3,245, $4,985 and $6,802, respectively.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	2010 to 2011				2009 to 2010

	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix

Interest income:

Loans:
1-4 family	$(6,701)	$(5,328)	$(1,716)	$343	$(884)	$1,288	$(2,075)	$(97)
Residential construction	(2,714)	(3,053)	700	(361)	(2,842)	(2,834)	(12)	4
Commercial real estate	(2,517)	(1,936)	(616)	35	4,999	8,305	(2,568)	(738)
Commercial	966	1,951	(820)	(165)	1,984	2,934	(689)	(261)
Individual	(48)	(38)	(11)	1	(31)	(12)	(20)	1
Land	(2,642)	(2,462)	(279)	99	(2,159)	(1,831)	(411)	83
Money market	(54)	(55)	28	(27)	56	__	__	56
Federal funds sold	(50)	(50)	2	(2)	(52)	401	(95)	(358)
Interest-bearing deposits in banks	(1)	(1)	1	(1)	(230)	(129)	(227)	126
Federal reserve funds	447	453	(1)	(5)	(20)	96	(54)	(62)
Investments – other	92	103	(38)	27	877	285	(61)	653

	(13,222)	(10,416)	(2,750)	(56)	1,698	8,503	(6,212)	(593)

Interest expense:
Certificates of deposit	(430)	(200)	(273)	43	(1,186)	(330)	(989)	133
Money market accounts	(44)	(15)	(38)	9	(291)	(30)	(285)	24
Interest-bearing demand accounts	(110)	(74)	(66)	30	(527)	142	(554)	(115)
Savings accounts	(1,216)	(55)	(1,195)	34	(6,984)	1,970	(7,336)	(1,618)

	2010 to 2011				2009 to 2010

	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Change		Volume	Rate	Change

Federal Home Loan Bank advances	$(531)	$(441)	$(98)	$8	$(166)	$18	$(308)	$124
Federal funds purchased	__	__	__	__	__	__	__	__
Other financed borrowings	__	__	__	__	__	__	__	__

	(2,331)	(785)	(1,670)	124	(9,154)	1,770	(9,472)	(1,452)

Net interest income	$(10,891)	$(9,631)	$(1,080)	$(180)	$10,852	$6,733	$3,260	$859

Other.

Fiscal 2011 versus 2010

Overall other segment net revenues in fiscal 2011 were flat with net gains on principal transactions increasing $1.6 million and other revenues decreasing $1.3 million from the same period last fiscal year. The decrease in other revenues was substantially due to a $1.4 million decrease in the income earned on our limited partnership venture capital fund investment.

Pre-tax loss from the other segment was $35.2 million for fiscal 2011 as compared to $34.9 million for fiscal 2010. The change was primarily due to a $2.3 million increase in legal expenses and a $396,000 increase in communication expenses in fiscal 2011 as compared to fiscal 2010. In addition, in fiscal 2010, there was a one time $875,000 reversal of an accrual from the purchase of M.L. Stern & Co., LLC. These expenses were partially offset by decreases in commissions and employee compensation expense of $2.5 million, primarily due to a decrease in deferred compensation expenses related to our restricted stock plan, occupancy, equipment and computer service expenses of $640,000 and promotional expenses of $460,000.

Fiscal 2010 versus 2009

Pre-tax loss from the other category was $34.9 million in fiscal 2010 as compared to $45.4 million in fiscal 2009. The change was primarily due to a $6.6 million increase in other revenue and a $6.2 million decrease in other expenses offset by a $3.2 million increase in commissions and other employee compensation. The increase in other revenue was primarily due to a $2.7 million increase in the value of the investments in our deferred compensation plan and a $ 1.3 million gain in fiscal 2010 related to our investment in a venture capital fund as compared to a $2.7 million loss in fiscal 2009. The decrease in other expenses from fiscal 2009 to fiscal 2010 was due primarily to (i) the $5.0 million impairment loss recognized in fiscal 2009 related to our investments in NYX and USHS common stock and (ii) a $875,000 gain recognized in fiscal 2010 when the cost to cancel M.L. Stern & Co., LLC’s back office system contract was less than the amount accrued. The increase in compensation expense was due to (i) a $2.9 million increase in the liability associated with our deferred compensation plan, partially offsetting the other revenue increase above; (ii) a $801,000 increase in salaries for our corporate support and information technology employees and (iii) a $517,000 increase in our deferred compensation expense related to our restricted stock plan, due primarily to accelerated vesting of restricted stock for retired directors and individuals no longer employed by us. The increase in salary expense in fiscal 2010 was partially offset by a decrease in incentive compensation in fiscal 2010.

FINANCIAL CONDITION

Investments

The book value of the Bank’s investment portfolio at June 30, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009

Government-sponsored enterprises	$39,131	$87,685	$7,059
States of the U.S. and political subdivisions	__	6,265	6,237

	$39,131	$93,950	$13,296

The Bank sold $75.5 million of securities in fiscal 2011. See also Note 4 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

Loans and Allowance for Probable Loan Losses

The Bank grants loans to customers primarily within Texas and New Mexico. In the ordinary course of business, the Bank also purchases mortgage loans that have been originated in various areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loan terms is dependent upon the general economic conditions in Texas and New Mexico. Substantially all of the Bank’s loans are collateralized with real estate.

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

The Bank’s provision for loan loss computation uses historical loan losses by product type to assess losses in the Bank’s loan portfolio. Product types include 1-4 family residential loans, 1-4 family residential construction loans, land and land development loans, commercial real estate loans, commercial loans and consumer loans. Due to accelerated deterioration of the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics, the Bank’s management reevaluated the following components in its allowance computation:

•	in the third quarter of fiscal 2010, management reduced the historical loan loss look back period from three years to four quarters;

•	in the first quarter of fiscal 2011, management separated the criticized and classified loans into a new category and applied a heavier loss ratio to this category of loans; and

•

in the third quarter of fiscal 2011, a new component was added to the allowance computation based on internal loan review downgrade statistics and applied to loans that had not been reviewed either internally or externally.

The historical loss ratios are adjusted by an analysis of real estate market deterioration that is derived from industry data for the markets we serve, as well as information from our bank-specific losses related to real estate transactions. We also revise the historic loss ratios upward for concentrations of capital greater than 100% for the product types defined above. At June 30, 2011, our most significant concentration was in commercial real estate. Lastly, we adjust the loss ratios based on growth in the product types. Consideration of these factors resulted in an upward adjustment of our historical loss ratios over the past year. Our calculation also includes specific allocations arising from our loan impairment analysis.

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At June 30, 2011, the Bank had $5.6 million in junior lien mortgages. These loans represented less than 1% of total loans at June 30, 2011. At June 30, 2011, the Bank did not have any exposure to sub-prime loans or loans with initial teaser rates. At June 30, 2011, the Bank had $7.9 million of single family interest only loans.

At June 30, 2011, the Bank’s loan portfolio included a total of $14.5 million in loans with high loan-to-value ratios. High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan. At June 30, 2011, approximately 28% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at June 30, 2011, the Bank had two loans with high loan-to-value ratios that were deemed impaired. The impairment analysis on these loans resulted in a partial charge-off of $332,000 on one loan and no impairment allocation or loss on the remaining loan. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At June 30, 2011, the Bank’s high loan-to-value ratio loans represented 10% of total capital.

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

Loans receivable at June 30, 2011, 2010, 2009, 2008 and 2007 are summarized as follows (in thousands):

	2011		2010	2009	2008	2007
Residential
Mortgage loans held for sale	$	__	$424,055	$262,780	$359,945	$148,013
1-4 family first liens		211,451	143,755	118,868	74,327	48,130
1-4 family junior liens		5,587	9,040	10,131	11,469	5,831

		217,038	576,850	391,779	445,741	201,974

Construction
Residential construction		33,296	80,463	143,234	189,379	226,587
Multifamily construction		__	7,595	21,264	3,406	__
Commercial construction		36,117	40,495	86,546	54,398	59,469

		69,413	128,553	251,044	247,183	286,056

Lot and land development
Residential land		40,247	84,669	120,844	111,297	113,955
Commercial land		19,743	36,414	38,873	60,004	37,697

		59,990	121,083	159,717	171,301	151,652

	2011	2010	2009	2008	2007

Commercial real estate	$407,697	$514,930	$428,602	$290,626	$184,540
Multifamily	60,813	75,408	50,340	31,641	5,081
Commercial loans	173,195	191,745	129,818	101,598	75,407
Consumer loans	3,055	4,692	4,813	4,549	4,837

Loans held for immediate sale:
Commercial real estate	4,810	__	__	__	__
Commercial loans	326	__	__	__	__
1-4 family	105	__	__	__	__

	5,241	__	__	__	__

	996,442	1,613,261	1,416,113	1,292,639	909,547
Allowance for probable loan loss	(44,433)	(35,141)	(14,731)	(6,936)	(5,497)

	$952,009	$1,578,120	$1,401,382	$1,285,703	$904,050

The following table shows the scheduled maturities of certain loan categories at June 30, 2011, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total

Commercial real estate and multi-family	$111,405	$242,924	$114,181	$468,510
Commercial loans	91,210	66,273	15,712	173,195
Construction loans	52,573	11,402	5,438	69,413

Total	$255,188	$320,599	$135,331	$711,118

Amount of loans based upon:
Floating or adjustable interest rates	$236,159	$239,626	$93,449	$569,234
Fixed interest rates	19,029	80,973	41,882	141,884

Total	$255,188	$320,599	$135,331	$711,118

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

Non-performing assets and classified loans as of June 30, 2011, 2010, 2009, 2008 and 2007 are as follows (dollars in thousands):

	2011	2010	2009	2008	2007

Loans accounted for on a non- accrual basis
1-4 family	$3,377	$6,065	$3,582	$1,797	$1,064
Lot and land development	17,888	8,776	8,867	8,741	1,714
Multifamily	14,493	2,394	__	__	4,758
Residential construction	4,799	3,809	4,342	5,098	5,616
Commercial real estate	20,626	16,911	10,006	2,340	5,012
Commercial loans	3,166	462	3,283	674	942
Consumer loans	21	11	19	12	31

	64,370	38,428	30,099	18,662	19,137

Non-performing loans as a percentage of total loans	6.5%	2.4%	2.2%	1.5%	2.1%
Loans past due 90 days or more, not included above
1-4 family	__	29	__	65	32
Residential construction	__	__	670	__	__
Commercial loans	__	__	__	268	__
Consumer loans	__	__	__	2	__

	__	29	670	335	32

REO
1-4 family	686	5,862	463	82	52
Lot and land development	17,957	19,565	8,346	2,304	__
Residential construction	1,021	7,673	7,947	10,038	1,353
Commercial real estate	3,658	11,150	8,412	1,758	220
Commercial loans	135	612	133	37	806
Consumer loans	73	__	__	__	__

	23,530	44,862	25,301	14,219	2,431
Other repossessed assets (“ORA”)	1,032	1,332	__	__	__
Performing troubled debt restructuring	540	9,009	__	__	__

Non-performing assets	$89,472	$93,660	$56,070	$33,216	$21,600

Non-performing assets as a percentage of total assets	6.6%	5.3%	3.6%	2.5%	2.0%

Current classified assets
1-4 family	$14,963	$7,355	$2,879	$129	$22
Lot and land development	13,533	22,802	6,612	1,345	972
Multifamily	5,751	__	4,849	__	(9)
Residential construction	7,174	6,886	3,977	2,198	858
Commercial real estate	86,017	57,127	6,396	1,998	263
Commercial loans	11,570	3,926	159	3,020	741
Consumer loans	_	_	76	40	56

	139,008	98,096	24,948	8,730	2,903

Total classified assets
1-4 family	19,076	19,311	6,924	2,073	1,170
Lot and land development	49,868	51,143	23,825	12,390	2,686
Multifamily	20,244	2,394	4,849	_	4,749
Residential construction	12,994	18,368	16,936	17,334	7,827
Commercial real estate	110,301	93,724	24,814	6,096	5,495
Commercial loans	15,903	6,805	3,575	3,999	2,489
Consumer loans	94	11	95	54	87

	$228,480	$191,756	$81,018	$41,946	$24,503

Approximately $2.2 million, $1.2 million and $1.3 million of gross interest income would have been recorded in fiscal 2011, 2010 and 2009, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in fiscal 2011, 2010 and 2009 totaled approximately $1.2 million, $842,000 and $817,000, respectively.

In fiscal 2011, Bank management hired and allocated additional resources to manage the growth in REO and non-performing assets. Management has prepared an asset-by-asset plan for these asset categories to reduce these loans and properties expeditiously. Management’s focus on the continued reduction of these asset classes may have a material impact on future results of operations.

Total classified assets to Bank capital plus allowance for loan loss was 120.5% at June 30, 2011. Classified assets increased $36.7 million from the fourth fiscal quarter of 2010 and 99% of total classified loans by collateral location are in Texas. Bank management is focused on expeditiously reducing the classified asset ratio through the disposal of these assets. Depending on the method used, the Bank may be required to record additional write-downs of these assets. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the fiscal years ended June 30, 2011, 2010, 2009, 2008 and 2007 (in thousands):

	2011	2010	2009	2008	2007
Balance at beginning of period	$44,862	$25,301	$14,219	$2,431	$1,785
Foreclosures	44,251	55,649	27,839	21,206	3,145
Sales	(51,578)	(30,757)	(16,291)	(9,693)	(2,421)
Write-downs	(14,221)	(5,522)	(1,136)	(283)	(101)
Other	216	191	670	558	23

Balance at end of period	$23,530	$44,862	$25,301	$14,219	$2,431

The following table presents the Bank’s classified assets as of June 30, 2011 by year of origination (in thousands):

Year Originated	Non- Performing Loans	REO	ORA		Troubled Debt Restructuring	Current Classified Assets	Total
Fiscal 2006 or prior	$7,970	$5,880	$-		$-	$20,676	$34,526
Fiscal 2007	4,023	4,785	920	(#)	-	17,345	27,073
Fiscal 2008	35,377	9,266	-		490	25,978	71,111
Fiscal 2009	10,631	2,002	112		-	55,532	68,277
Fiscal 2010	4,819	1,597	-		-	17,614	24,030
Fiscal 2011	1,550	-	-		50	1,863	3,463

	$64,370	$23,530	$1,032		$540	$139,008	$228,480

(#)	Amount is classified as “special mention” on the Bank’s Thrift Financial Report (“TFR”) filed with the OCC.

An analysis of the allowance for probable loan losses for the fiscal years ended June 30, 2011, 2010, 2009, 2008 and 2007 is as follows (dollars in thousands):

	2011	2010	2009	2008	2007
Balance at beginning of year	$35,141	$14,731	$6,936	$5,497	$5,047
Continuing operations:
Charge-offs:
Residential construction	2,000	3,788	635	1,134	—
Lot and land development	5,510	5,841	1,225	337	—
1-4 family	4,956	2,617	708	23	—
Commercial real estate	26,505	9,823	2,116	27	224
Multifamily	812	2,391	—	—	—
Commercial loans	2,562	1,796	965	619	131
Consumer loans	1	28	76	17	31

Total charge-offs	42,346	26,284	5,725	2,157	386

Recoveries:
Residential construction	238	15	—	—	10
Lot and land development	194	1,398	155	—	8
1-4 family	133	122	1	—	—
Commercial real estate	35	8	—	4	11
Commercial loans	70	30	41	47	154
Consumer loans	1	3	—	—	2

Total recoveries	671	1,576	197	51	185

Net charge-offs	(41,675)	(24,708)	(5,528)	(2,106)	(201)
Additions charged to operations	50,967	45,118	13,323	3,545	651

	9,292	20,410	7,795	1,439	450

Balance at end of year	$44,433	$35,141	$14,731	$6,936	$5,497

Ratio of net charge-offs during the period to average loans outstanding during the period	3.36%	1.72%	0.42%	0.20%	0.02%

With the continued challenging economic environment and persistent high unemployment rate, the Bank frequently reviews and updates its processes and procedures for the extension of credit, allowance for loan loss computation and internal asset review and classification. Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction. The Bank currently requires more extensive documentation and data than it did in prior years in order to classify existing loans as performing loans. The Bank is also updating appraisals more frequently even on performing loans to serve as an early indicator of loan deterioration. These actions led to increases in non-performing assets and the loan loss allowance in fiscal 2010 and have continued to lead to increases in non-performing assets and the loan loss allowance during the current fiscal year. See further discussion regarding the calculation of our provision for loan loss in Note 1(j) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

As a result of the current economic environment and the Order, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 in order to allocate the time, resources and capital necessary to support the existing loan portfolio and to comply with the terms of the Order.

The allowance for probable loan losses by type of loans as of June 30, 2011, 2010, 2009, 2008 and 2007 is as follows (dollars in thousands):

	2011			2010			2009
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss

Residential construction	$531	7.0%	1.2%	$3,362	8.0%	9.6%	$1,184	17.7%	8.0%
Lot and land development	3,168	6.0	7.1	4,808	7.5	13.7	1,719	11.3	11.7
1-4 family	6,107	21.8	13.7	3,542	35.8	10.1	1,633	27.7	11.1
Commercial real estate	28,306	41.4	63.7	19,733	31.9	56.1	8,115	30.3	55.1
Multifamily	871	6.1	2.0	812	4.6	2.3	765	3.5	5.2
Commercial loans	5,417	17.4	12.2	2,853	11.9	8.1	1,269	9.2	8.6
Consumer loans	33	0.3	0.1	31	0.3	0.1	46	0.3	0.3

	$44,433	100.0%	100.0%	$35,141	100.0%	100.0%	$14,731	100.0%	100.0%

				2008			2007
				Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss

Residential construction				$901	19.1%	13.0%	$1,131	31.4%	20.6%
Lot and land development				1,022	13.3	14.7	1,293	16.7	23.5
1-4 family				602	34.5	8.7	229	22.2	4.2
Commercial real estate				3,331	22.4	48.0	1,845	20.3	33.5
Multifamily				224	2.4	3.2	14	0.6	0.3
Commercial loans				814	7.9	11.8	958	8.3	17.4
Consumer loans				42	0.4	0.6	27	0.5	0.5

				$6,936	100.0%	100.0%	$5,497	100.0%	100.0%

At June 30, 2011, approximately 64% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 41% of its total loan portfolio. Because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio leads to more volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal years 2011, 2010 and 2009 can be found in the discussion of the Bank’s net interest income under the caption “-Results of Operations-Segment Information-Banking.”

The Bank had $21.3 million and $34.2 million in certificates of deposit of $100,000 or greater at June 30, 2011 and 2010, respectively. The Bank is funded primarily by deposits from SWS’s brokerage customers. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes long-term FHLB borrowings to match long-term fixed rate loan funding. At June 30, 2011, the Bank had $946.7 million in funds on deposit from customers of Southwest Securities, representing approximately 86% of the Bank’s total deposits, and $94.7 million of FHLB borrowings. Core deposits have reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit. The Bank does not use brokered deposits to provide liquidity; consequently, the Bank is in compliance with the Order’s prohibition on the use of brokered deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The following table represents short term borrowings and advances from the FHLB that were due within one year (generally two to seven days) during the 12-month periods ended June 30, 2011, 2010 and 2009 (dollars in thousands):

	2011		2010		2009
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At June 30	$8,465	5.15%	$33,714	1.55%	$5,579	4.95%
Average during year	9,968	4.13%	7,871	4.76%	15,989	1.96%
Maximum month-end balance during year	79,570	—	33,714	—	101,769	—

LIQUIDITY AND CAPITAL RESOURCES

Management believes that our current assets and available liquidity are adequate to meet our liquidity needs over the next twelve months. However, there is no assurance our forecast will prove to be accurate or that we will not be required to raise additional capital. As a result, from time to time, management evaluates various opportunities to supplement the company’s sources of liquidity and capital. This evaluation led to the signing of the Funding Agreement with Hilltop and Oak Hill as discussed below.

Credit Agreement

On July 29, 2011, we entered into a Credit Agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan with an 8% interest rate from these investors. In addition, we issued warrants to each investor allowing such investor to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant as of July 29, 2011. The Credit Agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding. See Note 28 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

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

Short-Term Borrowings. At June 24, 2011, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement and a $45.0 million revolving committed credit facility each of which is described below.

Broker Loan Lines. At June 24, 2011, we had uncommitted broker loan lines of up to $300.0 million. We have not received notification from the banks indicating a change in the amount of our broker loan lines since June 2011. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis, are not committed lines of credit and can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At June 24, 2011, the amount outstanding under these secured arrangements was $72.0 million, which was collateralized by securities held for firm accounts valued at $111.5 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under Item 1A. “Risk Factors.”

At June 24, 2011, we had $250,000 outstanding under unsecured letters of credit, pledged to support our open positions with securities clearing organizations. These letters of credit have a 1% commitment fee and are renewable semi-annually at our option.

Unsecured Line of Credit. We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At June 24, 2011, there were no amounts outstanding on this line other than the $250,000 under unsecured letters of credit referenced above. At June 24, 2011, we had $19.8 million available for borrowing under this line of credit.

Letter of Credit Agreement. At June 24, 2011, we have an irrevocable letter of credit agreement aggregating $65.0 million pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at June 24, 2011), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $96.0 million at June 24, 2011.

Revolving Credit Facility. On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45.0 million committed revolving credit facility. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement requires Southwest Securities to maintain tangible net worth of at least $150.0 million. As of June 24, 2011, there was $38.0 million outstanding under the committed revolving credit facility. The $38.0 million of secured borrowings was collateralized by securities with a value of $61.8 million at June 24, 2011.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of the broker/dealer subsidiaries’ net assets that may be distributed to the parent of the broker/dealer is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See Note 18 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, federal funds sold to correspondent banks and vault cash. At June 30, 2011, the Bank had net borrowing capacity from the FHLB of $259.1 million. In addition, at June 30, 2011, the Bank had the ability to borrow up to $82.6 million in funds from the Federal Reserve Bank of Dallas.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate 100 basis points over the federal funds target rate. This line is used to support short-term liquidity needs, and at June 30, 2011, there were no amounts outstanding.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “GAP” data. (See the Bank’s GAP analysis in “-Risk Management-Market Risk-Interest Rate Risk-Banking.”) At June 30, 2011, $946.7 million of the Bank’s deposits were from the brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). At June 30, 2011, the total risk-based capital ratio was 15.6%, which resulted in excess capital of $32.9 million over the Order’s total risk-based capital requirement of $110.9 million and the Tier I (core) capital ratio was 9.9% or $25.2 million over the Order’s Tier I (core) capital requirement of $107.0 million. At June 30, 2011, the Bank’s Tier I risk-based capital ratio was 14.3%. Under federal law, the OCC may require the Bank to apply another measure of risk-weight or capital ratio that the OCC deems appropriate.

The Bank has historically met all the capital adequacy requirements and, as of June 30, 2011, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a “well-capitalized institution.” However, on February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of the Order. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OCC regulations and the Order. See Note 27 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.” Should the Bank not meet these requirements, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 165.6) could be applicable.

SWS Group contributed $23.0 million of capital to the Bank during the first quarter of fiscal 2011. This contribution allowed the Bank to meet its capital requirements and improved the Bank’s capital position.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 22 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

Contractual Obligations and Contingent Payments

	Payments Due
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other (5)

Long-term debt (1)	$86,247	$—	$14,987	$34,081	$37,179	$—
Interest on long- term debt (2)	28,474	4,178	6,179	3,982	14,135	—
Certificates of deposit	48,316	33,637	7,723	6,956	—	—
Uncertain tax positions	1,394	—	—	—	__	1,394
Other leases (3)	48,412	9,436	14,561	10,393	14,022	—
Investment commitments	2,300	2,300	—	—	—	—

	Payments Due
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other (5)

Purchase obligations	$18,048	$12,046	$5,879	$123	$—	$—

Deferred compensation (4)	6,718	667	2,842	1,517	1,692	—

Scholarship endowment	560	—	—	—	—	560

Total	$240,469	$62,264	$52,171	$57,052	$67,028	$1,954

(1) Long-term debt is comprised of advances from the FHLB with maturities greater than one year.

(2) Amount of interest payable on the advances from the FHLB is based on rates ranging from 2.6% to 6.8%.

(3) Of the $48,412 in lease commitments, no amounts are reserved for impairment.

(4) We have commitments to our employees for deferred compensation in the amount of $6,718 that become payable in future fiscal years as defined by the plan and determined by participants who have formally requested payment of their plan balances. See Note 19 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

(5) Due date cannot be estimated. See Note 1(p) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

Cash Flow

Net cash provided by operating activities totaled $490.0 million and $226.7 million in fiscal 2011 and fiscal 2009, respectively. In fiscal 2010, net cash used in operating activities totaled $259.5 million. The increase from fiscal 2010 to fiscal 2011 in net cash provided by operating activities was primarily due to the decrease in the Bank’s investment in purchased mortgage loans held for sale.

In fiscal 2010, operating cash flow was primarily used to increase investments in (i) loans held for sale at the Bank, (ii) securities inventories in broker/dealer accounts and (iii) net receivables from clients.

Net cash provided by investing activities was $208.5 million in fiscal 2011, while net cash used in investing activities was $172.4 million and $253.4 million in fiscal 2010 and 2009, respectively. The primary reason for the increase in cash provided by investing activities was a $178.9 million decrease in the net amount invested in loans at the Bank. The primary reason for the use of cash in investing activities in fiscal 2010 was a $116.4 million increase in the net amount invested in loans at the Bank and an $83.4 million investment by the Bank in Government National Mortgage Association (GNMA’s).

Net cash used in financing activities total $426.8 million for fiscal 2011 while cash provided by financing activities totaled $362.9 million and $83.3 million in fiscal 2010 and 2009, respectively. The primary reason for the decrease in cash provided by financing activities was a decrease in deposits at the Bank. The primary reasons for the increase in the cash provided by financing activities in fiscal 2010 as compared to fiscal 2009 was an increase in deposits at the Bank of $196.1 million and the receipt of funds from our common stock offering.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next fiscal year.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2010, the Board of Directors of SWS Group approved a plan authorizing us to purchase up to 500,000 shares of common stock from time to time in the open market for an 18-month period ending on February 28, 2012. During fiscal 2011, no shares of common stock were repurchased under this program. On August 24, 2011, the Board of Directors approved a plan authorizing us to repurchase up to 500,000 shares of our common stock from time to time in the open market for an 18-month period ending on February 28, 2013. This repurchase plan replaced the plan approved in August 2010.

On November 17, 2009, the stockholders of SWS Group voted to increase the authorized number of shares of common stock available for issuance under our deferred compensation plan from 375,000 shares to 675,000 shares. The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During fiscal year 2011, the plan purchased 68,000 shares of common stock at a cost of $439,000, or $6.45 per share and 21,923 shares were sold or distributed to participants pursuant to the plan. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in fiscal 2011, we repurchased 22,753 shares of common stock with a market value of approximately $159,000, or an average of $7.00 per share, to cover tax liabilities.

Inflation

Our financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered under GAAP. Our assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and broker/dealers. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. The rate of inflation affects various expenses of the company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of our services. The rate of inflation can also have a significant impact on securities prices and on investment preferences by our customers, generally. In management’s opinion, changes in interest rates affect the financial condition of a financial services firm to a greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities among other things. See Item 1A, “Risks Specific to Our Industries.”

RISK MANAGEMENT

During fiscal 2011, we initiated an enterprise risk management program and committee. Enterprise risk is viewed as the threat from an event, action of loss of opportunity that, if it occurs or has occurred, may adversely affect any, or any combination of, our company objectives, business strategies, business model, regulatory compliance, reputation and existence. The committee works with our various departments and committees to manage our enterprise risk management program.

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

Credit Risk

A description of the credit risk for our brokerage and banking segments is as follows:

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

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending. The Bank has developed and continues to enhance its policies and procedures to provide a process for managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank grants loans to customers primarily within Texas and New Mexico. The Bank also purchases mortgage loans, which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions in Texas and New Mexico. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

Operational Risk

Operational risk refers generally to risk of loss resulting from our operations, including but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, and inadequacies or breaches in our control processes. We operate in diverse markets and rely on the ability of our employees and systems to process large numbers of transactions. In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. We also use periodic self-assessments and internal audit examinations as further review of the effectiveness of our controls and procedures in mitigating our operational risk.

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

Interest Rate Risk. A description of the interest rate risk for our brokerage and banking segments are as follows:

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

Banking. Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. The Bank has established percentage change limits in both interest margin and net portfolio value. To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates. Prior to July 21, 2011, to verify that the Bank was within the limits established for net portfolio value, the Bank analyzed data prepared by the OTS for interest rate sensitivity of the Bank’s net portfolio. On July 21, 2011, the Bank began using an internal model to verify the limits established for net portfolio value. These analyses are conducted on a quarterly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates ranging from positive 300 basis points to negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin

+300	14.88%
+200	9.01%
+100	3.08%
0	0%
-50	-4.32%
-100	-8.58%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at June 30, 2011:

	Repricing Opportunities

(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$814,702	$25,072	$55,435	$101,233
Securities and FHLB stock	4,955	—	—	34,176
Interest-bearing deposits	286,947	—	—	—
Total earning assets	1,106,604	25,072	55,435	135,409

Interest-bearing liabilities:
Transaction accounts and savings	989,024	—	—	—
Certificates of deposit	20,895	12,742	7,724	6,955
Borrowings	3,636	4,829	43,332	42,915
Total interest-bearing liabilities	1,013,555	17,571	51,056	49,870

GAP	$93,049	$7,501	$4,379	$85,539

Cumulative GAP	$93,049	$100,550	$104,929	$190,468

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at June 24, 2011 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$50	$8,316	$14,935	$53,288	$76,589
Auction rate municipal bonds	—	—	—	21,676	21,676
U.S. government and government agency obligations	8,155	(8,731)	(9,300)	(13,717)	(23,593)
Corporate obligations	(1,163)	15,086	8,468	32,373	54,764

	Years to Maturity
	1 or less		1 to 5	5 to 10		Over 10	Total
Total debt securities		$7,042	$14,671		$14,103	$93,620	$129,436
Corporate equity securities		—	—		—	2,140	2,140
Other		21,350	—		—	—	21,350

		$28,392	$14,671		$14,103	$95,760	$152,926

Assets segregated for regulatory purposes	$		$55,617		$—	$—	$55,617

Weighted average yield
Municipal obligations		2.15%	2.25%		3.36%	5.37%	4.64%
Auction rate municipal bonds		—	—		__	0.59%	0.59%
U.S. government and government agency obligations		0.24%	1.00%		2.29%	4.17%	1.98%
Corporate obligations		2.80%	3.32%		3.99%	6.19%	4.61%
Assets segregated for regulatory purposes		—	0.35%		__	—	0.35%

Available-for-sale securities, at fair Value

Securities available for sale		$2,020	$—	$	__	$—	$2,020

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data.”

Fair Value

We adopted the fair value accounting standard of the Financial Accounting Standards Board (“FASB”) effective June 28, 2008. Fair value accounting establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. Assets and liabilities utilizing Level 1 inputs include the following: a) our investment in USHS common stock; b) our deferred compensation plan’s investment in Westwood common stock; c) our investment in government guaranteed bonds purchased under the Temporary Liquidity Guarantee Program (“TLGP”); and d) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Assets and liabilities utilizing Level 2 inputs include certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable observable market underlying assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Assets and liabilities utilizing Level 3 inputs include certain inventories held in our securities owned and securities sold, not yet purchased portfolio. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management. Our Level 3 assets represented 8% of our total assets measured at fair value at June 24, 2011 and 95% of our Level 3 assets are one auction rate security bond. No liabilities were categorized within Level 3 at June 24, 2011.

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

Certain financial instruments and other assets trade infrequently and therefore have outdated market prices. As a result, we may use alternative valuation models as methods for determining fair value of these assets. When using alternative valuation techniques or valuation models, the following techniques are applied to different financial instrument classes:

•

Municipal auction rate securities are valued using an internal methodology based on projected cash flows discounted for lack of liquidity for the securities taking into consideration the quality of the underlying loans, any related secondary market activity and expectations regarding future interest rate movements; and

•

Non-agency mortgage-backed and other asset-backed securities are valued by benchmarking to yields from market prices for comparable securities and calibrated based on expected cash flow characteristics of the underlying assets.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying statement of financial condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets Segregated for Regulatory Purposes. Because quoted market prices are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. These securities include government guaranteed bonds purchased under the TLGP.

Securities Available for Sale. Because quoted market prices are available in an active market, our investment in USHS common stock and our deferred compensation plan’s investment in Westwood common stock are classified within Level 1 of the valuation hierarchy.

Securities Owned and Securities Sold, Not Yet Purchased Portfolio. Securities classified as Level 1 securities primarily consist of financial instruments whose value is based on quoted market prices such as corporate equity securities and U.S. government and government agency obligations.

Securities classified as Level 2 securities include financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Securities in this category include corporate obligations, certain U.S. government and government agency obligations and municipal obligations.

Securities classified as Level 3 securities are securities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. Included in this category are certain corporate equity securities and municipal auction rate securities.

We had $2,000 in unrealized gains for these Level 3 securities for the fiscal year ended June 24, 2011. Certain corporate equity securities, valued at $1.2 million, were categorized as Level 3 as these securities were valued based on an inactive market for which there were no observable inputs. These positions were not material to our total portfolio. At June 24, 2011, we had one auction rate bond position categorized as a Level 3 security for which there was not an active trading market. This position was valued at 95.7% of par as of June 24, 2011, which management believes is representative of the price market participants would pay. Management believes that a valuation of this position is indicative of fair market value due to auction failures and the current lack of liquidity in this investment. Also, our internal discounted cash flow and third-party valuations supported a valuation at 95.7% of par. At June 24, 2011, this position had a calculated rate of return of 1% per annum. Based on discussions with the issuer of the bonds, it is our understanding that the entity plans to refinance its debt once interest rates rise. However, there can be no certainty that this refinancing will occur. As such, we expect to receive full value on these bonds.

Contingencies

Accounting for contingencies requires the use of judgment and estimates in assessing the magnitude of the exposure and the likely outcome of the situation. In many cases, the outcome will be determined by third parties, which may include governmental or judicial bodies. The provisions made in our consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and, when warranted, in consultation with outside legal counsel. Management evaluates and revises its estimates on a quarterly basis. Adverse legal or arbitration judgments, inability to collect receivables, sudden declines in the fair value of securities held in margin accounts or other actions could result in material changes to the estimates recorded in these financial statements. Resolution of these matters in amounts different from what has been accrued in the consolidated financial statements could materially impact our financial position and results of operations.

Long-Lived Assets and Goodwill

Our long-lived assets are subject to impairment testing if specific events warrant the review. Our goodwill is subject to at least annual impairment testing. The impairment test is based on determining the fair value of the specified reporting units. Judgment is required in assessing the effects of external factors, including market conditions, and projecting future operating results. These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact our consolidated financial statements. If actual external conditions and future operating results differ from management’s judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate fair value.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all loans and is based on historical loss experience adjusted for qualitative factors. These factors include the following: concentrations of risk in the portfolio, estimated changes in the value of underlying collateral and changes in the volume and growth in the portfolio.

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

Income Tax Accrual and Allowance for Deferred Tax Assets

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

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carryback and carryforward period available under the tax law. Our deferred tax assets include $844,000 which reflects the benefit of capital losses associated with our investments in certain partnership assets. In the first quarter of fiscal 2011, we established a valuation allowance in the amount of $844,000. As of June 24, 2011, we did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1(w) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009 included under Item 8. “Financial Statements and Supplementary Data” for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The company’s consolidated financial statements and supplementary data are included in pages F-2 through F-46 of this Annual Report on Form 10-K. See accompanying Item 15. “Exhibits and Financial Statement Schedules” and “Index to the Financial Statements” on page F-1.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share amounts)

2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$109,350	$102,233	$89,493	$88,743
Net income (loss)	(20,748)	(330)	(2,147)	22
Comprehensive income (loss)	(20,814)	179	(2,257)	150
Earnings (loss) per share – basic
Net income (loss)	$(0.64)	$(0.01)	$(0.07)	$0.00
Earnings (loss) per share – diluted
Net income (loss)	$(0.64)	$(0.01)	$(0.07)	$0.00
Cash dividend declared per common share	$0.09	$0.01	$0.01	$0.01
Stock price range
High	$10.22	$7.57	$6.49	$6.76
Low	$6.71	$3.91	$4.27	$5.59

2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$116,885	$109,527	$95,247	$100,568
Net income (loss)	3,085	5,867	(11,540)	(305)
Comprehensive income (loss)	3,039	5,890	(11,539)	(159)
Earnings (loss) per share – basic
Net income (loss)	$0.11	$0.21	$(0.35)	$(0.01)
Earnings (loss) per share – diluted
Net income (loss)	$0.11	$0.21	$(0.35)	$(0.01)
Cash dividend declared per common share	$0.09	$0.09	$0.09	$0.09
Stock price range
High	$15.62	$15.06	$12.80	$12.45
Low	$12.25	$11.00	$11.41	$9.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 24, 2011. Based on such evaluation, our management, including the principal executive officer and principal financial officer has concluded that as of June 24, 2011, our disclosure controls and procedures were not effective due to the material weakness identified below. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

Because of the deterioration in the economic environment and the decline in commercial real estate values, the company implemented additional enhanced controls over its review of the loan portfolio at the Bank. These controls include:

•	establishment of an internal loan review department to assist management, along with an outside third party, in the early identification of potential problem loans; and
•	use of internal loan review downgrade statistics to be applied to loans that have not been reviewed either internally or externally in the calculation of the allowance for loan losses computation.

These changes represented a material change in internal control over financial reporting.

Other than the foregoing, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 24, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 24, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, our management concluded that the control deficiency discussed below constituted a material weakness in internal control over financial reporting as of June 24, 2011. As a result, our management determined that our internal control over financial reporting was not effective as of June 24, 2011.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. For the reasons set forth below, our management has concluded that our accounting and financial reporting systems and procedures were not sufficiently designed to evaluate and ensure accurate application of certain new accounting pronouncements in order to prepare financial statements in accordance with GAAP. As of and for the period ended June 24, 2011, our processes were inadequate for adopting new accounting pronouncements that amended the guidance on (i) transfers of financial assets and (ii) consolidation of variable interest entities. Our management determined that inadequate review and assessment of accounting for transfers of financial assets caused us to make material adjustments to our financial statements for the fiscal year ended June 24, 2011 and to restate our quarterly financial statements as of and for each of the periods ended September 24, 2010, December 31, 2010 and March 25, 2011. Also, our processes were not sufficiently designed to ensure consistent and complete application of the accounting guidance relating to the consolidation of and the identification of all potential interest in, variable interest entities.

Remediation of Material Weakness

We are in the process of remediating this material weakness and have adopted internal policies and procedures to address proper analysis and implementation of applicable accounting guidance. These policies and procedures include the required completion of detailed worksheets designed to determine the applicability of new or amended accounting guidance. If implementation of a new pronouncement is required, we will require documentation of the steps necessary to implement such pronouncement. Lastly, the Chief Financial Officer and Chief Accounting Officer of the Bank will meet monthly with the SWS Group Director of SEC Reporting on a monthly basis to discuss new or amended accounting guidance.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of June 24, 2011 as stated in their report, dated September 2, 2011, which appears herein.

Inherent limitation of the effectiveness of internal control.

A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

The table set forth below presents the amount awarded under our cash bonus plan for fiscal 2011 to each of the following executive officers. Our Board of Directors approved the awards on August 24, 2011.

Name and Position	Amount paid under the cash bonus plan
James H. Ross Director, President and Chief Executive Officer	$386,347
Stacy M. Hodges Executive Vice President, Chief Financial Officer and Treasurer	150,000
Daniel R. Leland Executive Vice President	1,617,313
Richard H. Litton Executive Vice President	1,643,375
Paul D. Vinton Executive Vice President	205,392

All executive officers as a group (9 persons)	$4,244,827

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to our executive officers, see Item 1. “Business-Executive Officers of the Registrant.” The information under the heading “Proposal One - Election of Directors” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

For information on the Board of Directors’ determination of the financial expert on the Audit Committee and the name and independence of such expert, see “Financial Expert” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the identification of the audit committee and its members, see “Committees of the Board of Directors” under the heading “Corporate Governance” and the “Audit Committee Report” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the compliance with Section 16(a) of the Exchange Act, see “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information under the heading “Stock Ownership of Principal Owners and Management” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the subheadings “Fees Paid to Independent Registered Public Accounting Firm” and “Pre-approval of Independent Registered Public Accounting Firm Services” under the heading “Audit Committee Report” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

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

3.	The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 15(b):

Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009
3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 21, 2011
3.3	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series A of SWS Group, Inc. incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
4.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009
4.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 21, 2011
4.3	Warrant to purchase up to 8,695,652 shares of Common Stock, issued on July 29, 2011 to Hilltop Holdings Inc. incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
4.4	Warrant to purchase up to 8,419,148 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Partners III, L.P. incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
4.5	Warrant to purchase up to 276,504 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
4.6	Investor Rights Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

10.1+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996
10.2+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004
10.3+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004
10.4+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998
10.5+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004
10.6+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996
10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003
10.8+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 3, 2005
10.9+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed March 3, 2005
10.10+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed October 9, 2003
10.11+	SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 6, 2004
10.12+	Form of Plan Agreement for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 12, 2004
10.13+	Form of Election Form for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 12, 2004
10.14+	Description of Registrant’s executive cash bonus plan incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005
10.15+	Description of Registrant’s director compensation arrangement incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed February 9, 2005
10.16+	Executive Employment Agreement for Timothy J. Hamick incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed September 12, 2007

10.17	Funding Agreement dated as of March 20, 2011 among SWS Group, Inc. Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 21, 2011
10.18	Credit Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
21.1* 23.1* 31.1*	Subsidiaries Consent of Grant Thornton LLP Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWS Group, Inc.
(Registrant)

September 2, 2011 (Date)	/S/ James H. Ross
(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 2, 2011	/S/ Don A. Buchholz
(Date)	(Signature)
Don A. Buchholz
Chairman of the Board

September 2, 2011	/S/ James H. Ross
(Date)	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 2, 2011	/S/ Stacy M. Hodges
(Date)	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer

September 2, 2011	/S/ Robert A. Buchholz
(Date)	(Signature)
Robert A. Buchholz
Director

September 2, 2011	/S/ Brodie L. Cobb
(Date)	(Signature)
Brodie L. Cobb
Director

September 2, 2011	/S/ J. Taylor Crandall
(Date)	(Signature)
J. Taylor Crandall
Director

September 2, 2011	/S/ Gerald J. Ford
(Date)	(Signature)

Gerald J. Ford
Director

September 2, 2011	/S/ Larry A. Jobe
(Date)	(Signature)
Larry A. Jobe
Director

September 2, 2011	/S/ Frederick R. Meyer
(Date)	(Signature)
Frederick R. Meyer
Director

September 2, 2011	/S/ Mike Moses, Ed.D.
(Date)	(Signature)
Mike Moses, Ed.D.
Director

September 2, 2011	/S/ Joel T. Williams III
(Date)	(Signature)
Joel T. Williams III
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 24, 2011 and June 25, 2010

(In thousands, except par values and share amounts)

	2011	2010
Assets
Cash and cash equivalents	$298,903	$27,190
Assets segregated for regulatory purposes	238,325	284,827
Receivable from brokers, dealers and clearing organizations	1,620,523	1,889,400
Receivable from clients, net	240,491	216,574
Loans held for sale	5,241	424,055
Loans, net	946,768	1,154,065
Securities owned, at fair value	221,587	245,587
Securities held to maturity	34,176	87,140
Securities purchased under agreements to resell	42,649	30,507
Goodwill	7,552	7,552
Securities available for sale	2,020	1,388
Other assets	143,922	162,406

	$3,802,157	$4,530,691

Liabilities and Stockholders’ Equity
Short-term borrowings	$110,000	$110,000
Payable to brokers, dealers and clearing organizations	1,568,033	1,819,995
Payable to clients	397,590	420,672
Deposits	1,106,471	1,488,804
Securities sold under agreements to repurchase	10,313	12,389
Securities sold, not yet purchased, at fair value	68,661	67,594
Drafts payable	23,656	27,346
Advances from Federal Home Loan Bank	94,712	132,821
Other liabilities	65,252	67,676

	3,444,688	4,147,297

Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares, issued 33,312,140 and outstanding 32,285,076 shares at June 24, 2011; issued 33,312,140 and outstanding 32,342,190 shares at June 25, 2010	3,331	3,331
Additional paid-in capital	326,986	326,462
Retained earnings	34,813	61,893
Accumulated other comprehensive income – unrealized holding gain, net of tax of $334 at June 24, 2011 and $81 at June 25, 2010	765	304
Deferred compensation, net	3,308	3,176
Treasury stock (1,027,064 shares at June 24, 2011 and 969,950 shares at June 25, 2010, at cost)	(11,734)	(11,772)

Total stockholders’ equity	357,469	383,394
Commitments and contingencies

Total liabilities and stockholders’ equity	$3,802,157	$4,530,691

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

Years ended June 24, 2011, June 25, 2010 and June 26, 2009

(In thousands, except share and per share amounts)

	2011	2010	2009
Revenues:
Net revenues from clearing operations	$10,708	$10,584	$11,541
Commissions	142,667	157,460	179,003
Interest	138,867	156,063	211,873
Investment banking, advisory and administrative fees	39,766	35,833	36,382
Net gains on principal transactions	38,646	41,361	34,831
Other	19,165	20,926	12,047

Total revenue	389,819	422,227	485,677

Interest expense	47,755	55,256	104,056

Net revenues	342,064	366,971	381,621

Non-interest expenses:
Commissions and other employee compensation	220,387	229,411	239,003
Occupancy, equipment and computer service costs	34,057	34,277	32,994
Communications	12,862	13,246	13,124
Floor brokerage and clearing organization charges	4,486	3,960	3,497
Advertising and promotional	2,770	4,032	4,547
Provision for loan loss	50,967	45,118	13,323
Other	49,989	41,479	36,704

Total non-interest expenses	375,518	371,523	343,192

Income (loss) before income tax expense (benefit)	(33,454)	(4,552)	38,429
Income tax expense (benefit)	(10,251)	(1,659)	14,798

Net income (loss)	(23,203)	(2,893)	23,631
Other comprehensive income:
Recognition of net holding losses, net of tax of $1,740	—	—	3,231
Net holding gains (losses), net of tax of $253 in 2011; $81 in 2010 and $(1,001) in 2009	461	124	(1,857)

Net income recognized in other comprehensive income	461	124	1,374

Comprehensive income (loss)	$(22,742)	$(2,769)	$25,005

Earnings (loss) per share – basic
Net income (loss)	$(0.71)	$(0.10)	$0.86

Weighted average shares outstanding – basic	32,514,945	30,252,732	27,429,382

Earnings (loss) per share – diluted
Net income (loss)	$(0.71)	$(0.10)	$0.86

Weighted average shares outstanding – diluted	32,514,945	30,252,732	27,508,585

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 24, 2011, June 25, 2010 and June 26, 2009

(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Deferred
	Common Stock		Paid-in	Retained	Comprehensive	Compensation,	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Net	Shares	Amount	Total

Balance at June 27, 2008	28,269,134	$2,827	$269,360	$62,100	$(1,194)	$1,994	(1,073,525)	$(12,081)	$323,006
Net income	—	—	—	23,631	—	—	—	—	23,631
Unrealized holding gain, net of tax of $739	—	—	—	—	1,372	—	—	—	1,372
Excess for taxes on vesting of restricted stock	—	—	67	—	—	—	—	—	67
Cash dividends ($0.36 per share)	—	—	—	(9,813)	—	—	—	—	(9,813)
Exercise of options	40,005	4	518	—	—	—	—	—	522
Deferred compensation plan, net	—	—	22	—	2	645	(50,356)	(882)	(213)
Restricted stock plan	—	—	1,164	—	—	—	77,665	621	1,785

Balance at June 26, 2009	28,309,139	2,831	271,131	75,918	180	2,639	(1,046,216)	(12,342)	340,357
Net loss	—	—	—	(2,893)	—	—	—	—	(2,893)
Unrealized holding gain, net of tax of $81	—	—	—	—	151	—	—	—	151
Shortfall for taxes on vesting of restricted stock	—	—	(125)	—	—	—	—	—	(125)
Cash dividends ($0.36 per share)	—	—	—	(11,132)	—	—	—	—	(11,132)
Exercise of options	3,000	—	29	—	—	—	—	—	29
Deferred compensation plan, net	—	—	23	—	(27)	537	(29,424)	(388)	145
Public offering – common stock	5,000,001	500	54,200	—	—	—	—	—	54,700
Restricted stock plan	—	—	1,204	—	—	—	105,690	958	2,162

Balance at June 25, 2010	33,312,140	3,331	326,462	61,893	304	3,176	(969,950)	(11,772)	383,394
Net loss	—	—	—	(23,203)	—	—	—	—	(23,203)
Unrealized holding gain, net of tax of $253	—	—	—	—	469	—	—	—	469
Shortfall for taxes on vesting of restricted stock	—	—	(351)	—	—	—	—	—	(351)
Cash dividends ($0.12 per share)	—	—	—	(3,877)	—	—	—	—	(3,877)
Deferred compensation plan, net	—	—	(15)	—	(8)	132	(46,077)	(145)	(36)
Restricted stock plan	—	—	890	—	—	—	(11,037)	183	1,073

Balance at June 24, 2011	33,312,140	$3,331	$326,986	$34,813	$765	$3,308	(1,027,064)	$(11,734)	$357,469

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 24, 2011, June 25, 2010 and June 26, 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$ (23,203)	$ (2,893)	$ 23,631
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,218	7,094	6,036
Amortization of premiums /discounts on loans purchased	(160)	(171)	(487)
Amortization of premiums/discounts on investment securities	157	17	(6)
Provision for doubtful accounts on receivables from customers	491	760	960
Provision for loan loss and write downs on real estate owned	65,188	50,662	14,459
Deferred income tax benefit	(4,037)	(8,345)	(6,115)
Allowance for deferred tax asset	844	__	__
Deferred compensation for deferred compensation plan and restricted stock plan	3,431	4,628	330
Loss (gain) on sale of loans	506	(1,329)	(628)
Loss on fixed assets transactions	34	76	2
Loss on sale of real estate	3,045	2,371	1,346
Gain (loss) on sale of securities available for sale	__	(16)	4,971
Gain on sale of investment securities/receivables	(81)	__	(260)
Gain on issuer’s redemption of investment securities	(1,078)	__	__
Equity in (earnings) losses of unconsolidated ventures	(209)	(1,667)	1,375
Dividend received on investment in Federal Home Loan Bank stock	(24)	(18)	(79)
Shortfall (excess) for taxes on vesting of restricted stock	351	125	(67)
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	46,502	28,326	9,422
Net change in broker, dealer and clearing organization accounts	16,915	(30,210)	16,410
Net change in client accounts	(47,490)	(64,930)	(1,776)
Net change in loans held for sale	424,055	(161,275)	97,165
Decrease (increase) in securities owned	24,000	(70,557)	23,543
Increase in securities purchased under agreements to resell	(12,142)	(8,885)	(11,760)
Decrease (increase) in other assets	(6,634)	(9,669)	5,695
Increase (decrease) in drafts payable	(3,690)	(111)	7,800
Increase in securities sold, not yet purchased	1,067	14,358	26,725
Increase (decrease) in other liabilities	(5,059)	(7,872)	7,997

Net cash provided by (used in) operating activities	489,997	(259,531)	226,689

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned	(2,728)	(6,704)	(10,227)
Proceeds from fixed assets transactions	__	97	116
Proceeds from the sale of real estate	48,569	28,512	14,999
Proceeds from the sale of loans	43,986	__	__
Loan originations and purchases	(4,794,278)	(423,741)	(564,919)
Loan repayments	4,856,784	307,352	311,961
Cash paid for investments	(35,525)	(83,447)	(6,564)
Proceeds from the sale of investment securities	75,555	2,925	260
Proceeds from the issuer’s redemption of investment securities	7,347	__	__
Cash received on investments	6,895	2,336	__
Cash paid for purchase of M.L. Stern, net of acquired cash	__	__	(760)
Proceeds from the sale of Federal Home Loan Bank stock	3,339	267	5,819
Purchases of Federal Home Loan Bank stock	(1,460)	__	(4,081)

Net cash provided by (used in) investing activities	208,484	(172,403)	(253,396)

Cash flows from financing activities:
Payments on short-term borrowings	(5,391,782)	(3,063,885)	(1,933,322)
Cash proceeds from short-term borrowings	5,391,782	3,163,885	1,856,522

(continued)

(continued)

	2011	2010	2009
Increase (decrease) in deposits	(382,333)	196,059	220,393
Advances from Federal Home Loan Bank	403,644	80,050	3,288,544
Payments on advances from Federal Home Loan Bank	(441,753)	(64,721)	(3,337,302)
Payment of cash dividends on common stock	(3,904)	(11,216)	(9,879)
Shortfall (excess) for taxes on vesting of restricted stock	(351)	(125)	67
Cash proceeds (payments) on securities sold under agreements to repurchase	(2,076)	7,927	(1,880)
Net proceeds from secondary offering	__	54,700	__
Net proceeds from exercise of stock options	__	27	403
Proceeds related to deferred compensation plan	444	642	814
Purchase of treasury stock related to deferred compensation plan	(439)	(472)	(1,028)

Net cash provided by (used in) financing activities	(426,768)	362,871	83,332

Net increase (decrease) in cash and cash equivalents	271,713	(69,063)	56,625
Cash and cash equivalents at beginning of year	27,190	96,253	39,628

Cash and cash equivalents at end of year	$298,903	$27,190	$96,253

Supplemental schedule of non-cash investing and financing activities:
Grants of restricted stock	$670	$1,461	$1,007

Foreclosures on loans	$44,251	$57,308	$27,907

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$46,688	$58,624	$105,967

Income taxes	$1,635	$7,055	$18,950

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a)	General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”), 100% owned unless otherwise noted:

Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”
SWS Banc Holding, Inc.	“SWS Banc”
Southwest Securities, FSB	“Bank”
FSB Development, LLC	“FSB Development”
SWS Capital Corporation	“SWS Capital”
Southwest Investment Advisors, Inc.	“Southwest Advisors”
M.L. Stern & Co., LLC

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

The Bank is a federally chartered savings bank regulated as of July 21, 2011 by the Office of the Comptroller of the Currency (“OCC”). Prior to July 21, 2011, the Bank was regulated by the Office of Thrift Supervision (“OTS”). As of July 21, 2011, the Federal Reserve Board (“FRB”) supervises and regulates SWS Group and SWS Banc which was incorporated as a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

FSB Development was formed to develop single-family residential lots. As of June 30, 2011, it had no investments.

The Company purchased M.L. Stern & Co., LLC and Tower Asset Management, LLC (collectively “M.L. Stern”) after the close of business on March 31, 2008. M.L. Stern was a registered broker/dealer with the SEC and a member of FINRA. Substantially all of the operations of the M.L. Stern broker/dealer were transferred to Southwest Securities in December 2008 and are operating as separate offices of Southwest Securities’ private client group. Effective April 4, 2009, M.L. Stern withdrew from registration with FINRA and the SEC in all states. M.L. Stern & Co., LLC was dissolved effective May 26, 2011. Tower Asset Management, LLC was a wholly owned subsidiary of M.L. Stern & Co., LLC and was a registered investment advisor. Tower Asset Management, LLC ceased business operations on June 30, 2009 and was dissolved effective June 30, 2010.

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

(b) Change in Accounting Estimate

Due to accelerated deterioration in the Bank’s loan portfolio, depressed appraised values for collateral, continued high unemployment rates in Texas and deteriorating banking industry loss statistics, the Bank’s management reevaluated certain components of its computation of the allowance for loan losses as follows:

•	In the third quarter of fiscal 2010, management reduced the historical loan loss look-back period from three years to four quarters.
•

In the first quarter of fiscal 2011, management provided a separate calculation for the problem loan volume trend component for criticized and classified loans. Prior to the first quarter of fiscal 2011, the Bank had one calculation for these loans. To more appropriately assess the significant increase in classified loans, the Bank provided a heavier weighting for these types of loans in the Bank’s allowance calculation. The Bank segregated these loans and applied a historical loss ratio based on industry total charge-off levels applied to criticized and classified loans.

(c) Cash and cash equivalents

For the purposes of the consolidated statements of cash flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures interest-bearing cash accounts up to $250,000. Also, non-interest bearing transaction accounts have unlimited coverage under FDIC insurance until December 31, 2012 in accordance with the Dodd-Frank Act. At June 24, 2011 and June 25, 2010, cash balances included $752,000 and $13,988,000, respectively, that were not federally insured because they represented amounts in individual accounts above the federally insured limit for each such account. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk with respect to such deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At June 30, 2011 and 2010, these reserve balances amounted to $4,158,000 and $10,776,000, respectively.

(d) Securities Transactions

Proprietary securities transactions are recorded on a trade date basis, as if they had settled. Clients’ securities and commodities transactions are reported on a settlement date basis with the related commission income and expenses reported on a trade date basis.

(e) Securities-Lending Activities

Securities borrowed and securities loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the fair value of securities loaned. The Company monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received adjusted for additional collateral obtained or received. Interest on such transactions is accrued and included in the Statement of Financial Condition in receivables from and payables to brokers, dealers and clearing organizations.

(f) Securities Owned

Marketable securities are carried at fair value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the consolidated statements of income (loss) and comprehensive income (loss). SWS records the fair value of securities owned on a trade date basis. See Note 1(u) and Note 24, Fair Value of Financial Instruments.

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

Originated loans that are held for sale (other loans held for sale) are valued at the lower of cost or fair value as determined by the negotiated sales price or if no sales price is yet determined, at an agreed upon acceptance price as determined by third party valuation and management.

Other loans held for sale were transferred to the held for sale category in anticipation of immediate disposition. These are classified loans that are being marketed through an international marketing campaign. The fair value of these loans was determined using a discounted cash flow model to reflect the return required for immediate disposition of a distress loan.

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

The mortgage purchase program has been in place since 1992. For loans purchased prior to June 30, 2010, the Bank reported these loans as “loans held for sale” under guidance in Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” With the amendment of the accounting guidance under ASC 860, “Transfers and Servicing”, which was effective for the Company on July 1, 2010, the Company determined that the agreements used in its mortgage purchase program no longer met the participating interest requirements of the new accounting guidance. As a result, the Company has reported the loans in the mortgage purchase program acquired after July 1, 2010 as loans, net at June 24, 2011 on the Consolidated Statements of Financial Condition. Because these transactions did not qualify for sale accounting, the Bank recognizes these as loans to the mortgage “seller” secured by the individual loans transferred to the Bank rather than as loans to the individual mortgage borrowers as was previously the case. There has been no change to the Company’s mortgage purchase program or its operations.

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

(k) Fixed Assets and Depreciation

Fixed assets are comprised of furniture, computer hardware, equipment and leasehold improvements and are included in other assets in the Consolidated Statements of Financial Condition. Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to expense in the period incurred. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the shorter of the useful life or the lease term (up to fifteen years) using the straight-line method. Depreciation of buildings is provided over the useful life (up to forty years) using the straight-line method. Depreciation expense totaled approximately $6,423,000, $6,142,000, and $4,906,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Property consisted of the following at June 24, 2011 and June 25, 2010 (in thousands):

	June 24, 2011	June 25, 2010
Land	$2,104	$2,104
Buildings	4,977	4,915
Furniture and equipment	44,921	43,073
Leasehold improvements	15,771	15,935

	67,773	66,027
Less: accumulated depreciation	(46,090)	(40,663)

Net property	$21,683	$25,364

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

(l) Amortization

The Company has recorded a customer relationship intangible which is being amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. See additional discussion in Note 12, Intangible Assets.

(m) Goodwill

SWS performed its annual assessment of the fair value of goodwill during fiscal 2011 and 2010 and based on the results of the assessments, SWS’ goodwill balance was not impaired. SWS bases its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

SWS has two reporting units with goodwill: Clearing with $4,254,000 and Institutional Brokerage with $3,298,000, both of which are part of Southwest Securities. There were no changes in the carrying value of goodwill during the fiscal years ended June 24, 2011, June 25, 2010 and June 26, 2009.

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

(o) Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. Interest on these agreement amounts is accrued and is included in the Statement of Financial Condition in other liabilities.

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

The portion of deferred tax assets derived from operating losses are realized when the Company generates consolidated taxable income within the carry-back and carry-forward periods. Based on the Company’s history of generating taxable income and the Company’s projection for future taxable income over the carry-forward period, management believes that it is more likely than not that the Company will realize all of its deferred tax assets derived from operating losses. Specifically, management believes it is more likely than not that the Company will realize the deferred tax asset related to the allowance for probable loan losses at the Bank based on the ability of the consolidated tax return filing group to utilize future deductible items. The other subsidiaries of the Company, excluding the Bank, are expected to be profitable and will continue to generate future taxable income at the consolidated level. Management also expects the Bank to generate taxable income in the near future based on projected earnings through December 2013. However, the amount of deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced. See Note 17, Income Taxes for a detail of the Company’s deferred tax assets.

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward periods available under the tax law. The Company’s deferred tax assets include $844,000 which reflects the benefit of capital losses associated with its investments in certain partnership assets. In the first quarter of fiscal 2011, the Company established a valuation allowance in the amount of $844,000. As of June 24, 2011, the Company did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses.

A reconciliation of the beginning and ending amounts of the net liability for uncertain tax positions is as follows:

Balance at June 25, 2010	$1,121,000
Increases as a result of tax positions taken during prior years	168,000
Increases as a result of tax positions taken during the current period	32,000
Decreases as a result of tax positions taken during prior years	(47,000)
Decreases as a result of tax positions taken during the current period	(45,000)
Lapse of applicable statute of limitations	399,000
Settlements	(234,000)

Balance at June 24, 2011	$1,394,000

While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $322,000, net of federal benefit. During the year ended June 24, 2011, the Company recognized approximately $54,000, net of federal benefit, in interest and penalties in income tax expense. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $1,072,000, net of federal benefit.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2006. Examinations of certain state returns for the years ended December 31, 2006 through 2008 were concluded with no material adjustments.

(q) Earnings (Loss) Per Share (“EPS”)

SWS provides a presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised. Unvested share-based payment awards that contain non-forfeiture rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of basic and diluted EPS, except in periods with a net loss, when they are excluded.

(r) Stock-Based Compensation

SWS accounts for the SWS Group, Inc. Stock Option Plan (“1996 Plan”), the SWS Group, Inc. 1997 Stock Option Plan (“1997 Plan”) and the 2003 Restricted Stock Plan (“Restricted Stock Plan”) under the recognition and measurement principles of the Financial Accounting Standards Board’s (“FASB”) accounting codification. All outstanding stock options are 100% vested. As a result, no compensation expense is recorded in the fiscal 2011, fiscal 2010 or fiscal 2009 consolidated statements of income (loss) and comprehensive income (loss) related to stock options.

(s) Treasury Stock

Periodically, SWS Group repurchases common stock under a plan approved by its Board of Directors. Currently, SWS Group is authorized to repurchase 500,000 shares of common stock from time to time in the open market, expiring February 28, 2012. During fiscal 2011 and 2010, no shares were repurchased by SWS Group under the program in place as of that date.

Treasury stock is also repurchased periodically under the Company’s deferred compensation plan (see Note 19, Employee Benefits).

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

(u) Fair Value of Financial Instruments

Fair value accounting establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date in the principal market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

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

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the Consolidated Statements of Financial Condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Securities Owned and Securities Sold, Not Yet Purchased Portfolio. Securities classified as Level 1 securities primarily consist of financial instruments whose value is based on quoted market prices such as corporate equity securities and U.S. government and government agency obligations.

Securities classified as Level 2 securities include financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Securities in this category include corporate obligations, certain U.S. government and government agency obligations and municipal obligations.

Securities classified as Level 3 securities are securities whose fair value is estimated based on internally developed models or methodologies, including discounted cash flow, utilizing significant inputs that are generally less readily observable. The models and methodologies considered the quality of the underlying loans, any related secondary market activity and expectations regarding future interest rate movements. Included in this category are certain corporate equity securities and municipal auction rate securities.

The Company held one municipal auction rate bond with a par amount of $22,650,000 and $23,300,000, at June 24, 2011 and June 25, 2010, respectively, that was classified as a Level 3 security at both June 24, 2011 and June 25, 2010. This security is an investment grade credit, was valued at 95.7% of par, or $21,676,000 at June 24, 2011 and $22,298,000 at June 25, 2010, and yielded less than 1% per year for both periods. The interest rate on the bond is based on the LIBOR rate. The discount on the value of the bond is due to the lack of marketability. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. The Company currently has the ability to hold this investment until maturity. While the Company expects the issuer of this bond to refinance the debt when LIBOR interest rates rise, there can be no certainty that this refinancing will occur. The Company believes the valuation of this bond at 95.7% of par at June 24, 2011 reflected an appropriate discount for the current lack of liquidity in this investment.

Substantially all of SWS’ brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

Other Fair Value Disclosures

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis or in accordance with the disclosure requirements of ASC 820 – Fair Value Measurements and Disclosure, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities held to maturity. Fair values for securities held to maturity are based upon quoted market prices.

Loans and loans held for sale. Fair values of loans receivable are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are further segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.

For loans held for sale that are not part of the mortgage purchase program, fair value was determined at the lower of cost or fair value as determined by the negotiated sales price or if no sales price is yet determined, at an agreed upon acceptance price as determined by management with the assistance of a third party valuation. These loans were valued using Level 3 valuation methodologies.

Fair values for loans held for sale that are part of the mortgage purchase program are determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate note basis and approximate carrying value.

Real estate owned (“REO”) and other repossessed assets. REO and other repossessed assets are valued at the lower of cost or market, less a selling discount and are included in other assets on the Consolidated Statements of Financial Condition. REO and other repossessed assets are valued using Level 3 valuation methodologies. For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is being sold in an auction, by accepted bid amount. For those REO assets that are in an auction and a bid has not been accepted, a fair value estimate is derived by utilizing market data including appraised value adjusted for distressed sales. In certain circumstances, the Company adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation. These adjustments are largely based on the historical loss on sales of REO properties. Included in other repossessed assets are land leases which are valued using a discounted cash flow analysis. The amount of additional write-downs required to reflect current fair value was $14,221,000, $5,544,000 and $1,136,000 for fiscal years 2011, 2010 and 2009, respectively.

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

Federal Home Loan Bank (“FHLB”). The fair value of advances from the FHLB is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings of similar remaining maturities.

(v) Consolidation of Variable Interest Entities

In June 2009, the FASB issued accounting guidance that changes how a company determines when a variable interest entity (“VIE”) – an entity that is insufficiently capitalized or is not controlled through voting or similar rights – should be consolidated. This guidance replaced the quantitative approach for determining which company, if any, has a controlling financial interest in a VIE with a more qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. Prior to issuance of this standard, a troubled debt restructuring was not an event that required reconsideration of whether an entity is a VIE to determine whether the company is the primary beneficiary of the VIE. This guidance eliminated that exception and requires ongoing reassessment of troubled debt restructurings and whether a company is the primary beneficiary of a VIE. In addition, it requires a company to disclose how its involvement with a VIE affects the company’s financial statements. This guidance was effective for annual and interim periods beginning after November 15, 2009 and was applicable to VIEs formed before and after the effective date. The Company’s adoption of this standard on July 1, 2010 did not have a material impact on its financial position, results of operations, or liquidity. See Note 11 Investments and Variable Interest Entities for the Company’s VIE disclosures.

(w) Accounting Pronouncements

The FASB and the SEC have recently issued the following statements and interpretations, which are applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS.

Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income.” In June 2011, the FASB issued the ASU to increase the prominence of items reported in other comprehensive income. The ASU requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for interim and annual periods beginning after December 15, 2011, the Company’s third quarter of fiscal 2012. The Company does not expect the ASU to have a material impact on its financial statements and processes.

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued the ASU to allow for common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). Consequently, the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements has changed. FASB does not intend for the changes to result in a change in the application of the requirements in the fair value standard. The ASU clarifies the FASB’s intent about the application of existing fair value measurement requirements. The ASU is effective for interim and annual periods beginning after December 15, 2011, the Company’s third quarter of fiscal 2012. The Company does not expect the ASU to have a material impact on its financial statements and processes.

ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreement.” In April 2011, the FASB issued the ASU to improve the accounting for repurchase and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011, which is the Company’s fiscal 2012 third quarter. The Company does not expect, upon adoption, the ASU to have material impact on its financial statements and processes.

ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” In April 2011, the FASB issued the ASU to enhance the disclosure requirements regarding receivables. The enhanced disclosures are designed to assist creditors in determining whether a modified receivable is to be considered a troubled debt restructuring, including the impact on impairment and disclosures. ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011, which is the Company’s fiscal 2012 first quarter. The Company is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements and processes.

(x) Other Comprehensive Income (Loss)

Net holding gains and losses represent the unrealized holding gains and losses on securities available for sale. See Note 3, Securities Available for Sale.

2.	ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 24, 2011, SWS held TLGP bonds with a fair value of $55,617,000 and cash of $182,708,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 24, 2011.

At June 25, 2010, SWS held TLGP bonds with a fair value of $62,167,000 and cash of $222,660,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 25, 2010.

3.	SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock in USHS and Westwood, which are classified as securities available for sale. Consequently, the unrealized holding gains, net of tax, are recorded as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition. The following table summarizes the cost and market value of the investments at June 24, 2011 and June 25, 2010 (dollars in thousands):

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 24, 2011
USHS	357,154	$914	$954	$—	$1,868
Westwood	4,216	7	145	—	152

Securities available for sale		$921	$1,099	$—	$2,020

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Realized Losses	Market Value
June 25, 2010
USHS	357,154	$914	$232	$—	$1,146
Westwood	6,383	89	153	—	242

Securities available for sale		$1,003	$385	$—	$1,388

At June 24, 2011, SWS held shares of stock of Westwood within the Company’s deferred compensation plan. The reduction in shares from fiscal 2010 to fiscal 2011 resulted from distributions from the deferred compensation plan.

4.	SECURITIES HELD TO MATURITY

Securities held to maturity consist of the following (in thousands):

	June 30, 2011	June 30, 2010
	Recorded Value	Recorded Value
Government National Mortgage Association (“GNMA”) securities	$34,176	$80,875
Municipal bonds	—	6,265

Total	$34,176	$87,140

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000 including a premium of $525,000. The premium is amortized over the stated maturity of 15 years using the interest method. These securities are classified as held to maturity and are accounted for at amortized cost. The weighted average yield on this investment is expected to be 2.9% and the weighted average maturity is 3.5 years.

In fiscal 2010, the Bank purchased GNMA securities at a cost of $83,047,000 including a premium of $837,000. The premium was being amortized over an average life of four years using the interest method.

The Bank recorded $162,000 and $46,000 in amortization of the premiums for fiscal 2011 and 2010, respectively. During fiscal 2011 and 2010, the Bank received $7,729,000 and $2,791,000 of principal and interest payments, respectively, recording $1,140,000 and $665,000 in interest, respectively. In December 2010, the Bank sold $32,955,000 of the GNMA securities purchased in fiscal year 2010 for $32,976,000, generating a realized gain of $21,000. The Bank sold these securities in order to increase the Bank’s capital ratio by reducing the Bank’s asset base. As a result of the sale, it was determined that the remaining balance of the GNMA securities was no longer held to maturity and was reclassified to securities available for sale. These securities were marked to market with any unrealized gain/loss being recorded to other comprehensive income. The remaining balance of the GNMA securities was sold in January 2011, yielding a gain of $60,000.

In addition, at June 30, 2010, the Bank held municipal bonds from state and political subdivisions. The Bank recorded amortization of the discount on these securities of $4,900, $28,100 and $7,300 for fiscal 2011, 2010 and 2009, respectively. During fiscal 2011, $6,269,000 of these securities were redeemed, resulting in a gain of $1,078,000.

The amortized cost and estimated fair value of investments held to maturity at June 30, 2011, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Securities Held to Maturity
	Amortized Cost	Fair Value
Due after ten years	$34,176	$34,496

	$34,176	$34,496

5.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 24, 2011 and June 25, 2010, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2011	2010
Receivable:
Securities failed to deliver	$19,387	$11,096
Securities borrowed	1,529,707	1,798,910
Correspondent broker/dealers	38,019	44,998
Clearing organizations	20,879	20,958
Other	12,531	13,438

	$1,620,523	$1,889,400

Payable:
Securities failed to receive	$18,214	$17,705
Securities loaned	1,519,665	1,775,693
Correspondent broker/dealers	12,087	11,669
Other	18,067	14,928

	$1,568,033	$1,819,995

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

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At June 24, 2011, SWS had collateral of $1,529,607,000 under securities lending agreements, of which SWS had repledged $1,484,485,000. At June 25, 2010, SWS had collateral of $1,798,791,000 under securities lending agreements, of which SWS had repledged $1,732,411,000.

6.	RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Exchange Act Rule 15c3-3, principally officers, directors and related accounts), which aggregated approximately $648,000 and $670,000, respectively, at June 24, 2011 and $1,208,000 and $975,000, respectively, at June 25, 2010. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $358,678,000 and $325,401,000 at June 24, 2011 and June 25, 2010, respectively. During fiscal 2011, the interest rates paid on these balances ranged from 0.05% to 0.09%. The weighted average interest rate paid was 0.05% in fiscal 2011 and 0.10% in fiscal 2010.

SWS maintains an allowance for doubtful accounts which represents amounts, in the judgment of management, that are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations and are included in other expense in the consolidated statement of income (loss) and comprehensive income (loss). At June 24, 2011 and June 25, 2010, all unsecured customer receivables are provided for in this allowance. The allowance was $243,000 and $521,000 at June 24, 2011 and June 25, 2010, respectively.

7.	LOANS HELD FOR SALE

Loans held for sale consist of originated loans that were held for investment that management subsequently decided to sell (referred to as “other loans held for sale”) as well as purchased loans held for sale as part of the mortgage purchase program.

The recorded values of loans held for sale were as follows (in thousands):

	June 30, 2011	June 30, 2010
Mortgage purchase program	$—	$424,055
Other loans held for sale	5,241	—

Total	$5,241	$424,055

8.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loans is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable at June 30, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010
Loans receivable:
Residential construction	$69,413	$128,552
Lot and land development	60,070	121,214
1-4 family	217,175	153,031
Commercial real estate	407,947	515,274
Multi-family	60,831	75,481
Commercial loans	173,170	191,694
Consumer loans	3,055	4,692

	991,661	1,189,938
Unamortized premiums and discounts	(460)	(732)

	991,201	1,189,206
Allowance for probable loan losses	(44,433)	(35,141)

	$946,768	$1,154,065

The total amount of unamortized deferred fees and costs in the loans receivable balances at June 30, 2011 and 2010, were $1,452,000 and $2,297,000, respectively.

In the second quarter of fiscal 2011, the Company adopted ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The information requested by this ASU is included in the tables below.

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

The analysis of the allowance for probable loan losses for fiscal 2011, 2010 and 2009 and the recorded investment in loans receivable at June 30, 2011 and June 30, 2010 was as follows (in thousands):

	June 30, 2011					June 30, 2010			June 30, 2009
	Real-Estate		Non-Real Estate		Total	Real-Estate	Non-Real Estate	Total	Real-Estate	Non-Real Estate	Total
Allowance for credit losses:
Balance at beginning of period	$32,257		$2,884		$35,141	$13,416	$1,315	$14,731	$6,079	$857	$6,936
Charge-offs	(39,782	) (*)	(2,564	) (*)	(42,346)	(24,460)	(1,824)	(26,284)	(4,736)	(989)	(5,725)
Recoveries	600		71		671	1,542	34	1,576	155	42	197

Net charge-offs	(39,182)		(2,493)		(41,675)	(22,918)	(1,790)	(24,708)	(4,581)	(947)	(5,528)
Additions charged to operations	45,908		5,059		50,967	41,759	3,359	45,118	11,918	1,405	13,323

Balance at end of period	$38,983		$5,450		$44,433	$32,257	$2,884	$35,141	$13,416	$1,315	$14,731

Ending balance: individually evaluated for impairment	$2,728		$425		$3,153	$3,211	$-	$3,211	$1,853	$154	$2,007

Ending balance: collectively evaluated for impairment	$36,255		$5,025		$41,280	$29,046	$2,884	$31,930	$11,563	$1,161	$12,724

Financing receivables:
Balance at end of period	$814,951		$176,250		$991,201	$992,769	$196,437	$1,189,206

Ending balance: individually evaluated for impairment	$73,419		$4,636		$78,055	$40,461	$473	$40,934

Ending balance: collectively evaluated for impairment	$741,532		$171,614		$913,146	$952,308	$195,964	$1,148,272

(*) $17,399,000 and $380,000 of the total charge-offs for real-estate and non-real estate loans, respectively, are for the loans reclassified to loans held for sale.

The allowance to ending loan balance ratio as of June 30, 2011 and June 30, 2010 was 4.48% and 2.96%, respectively.

Loans receivable on non-accrual status as of June 30, 2011 and June 30, 2010 were as follows (in thousands):

	June 30, 2011	June 30, 2010
Real estate:
1-4 family	$3,377	$6,065
Lot and land development	17,888	8,776
Multi-family	14,493	2,394
Residential construction	4,799	3,809
Commercial real estate	20,626	16,911
Non-real estate:
Commercial loans	3,166	462
Consumer loans	21	11

	$64,370	$38,428

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. The average recorded investment in non-accrual loans at June 30, 2011 and June 30, 2010 was approximately $63,504,000 and $31,000,000, respectively. For fiscal 2011, 2010 and 2009, interest income recorded on the non-accrual loans prior to being placed on non-accrual status totaled approximately $1,218,000, $842,000 and $817,000, respectively.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of June 30, 2011 and June 30, 2010 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2011
With no related allowance recorded:
1-4 family	$3,214	$3,604	$-	$6,032	$2
Lot and land development	19,418	20,329	-	13,630	70
Multi-family	14,493	15,303	-	10,318	-
Residential construction	4,799	5,702	-	3,181	-
Commercial real estate	11,446	13,658	-	14,705	35
Commercial loans	2,818	3,740	-	1,837	-
Consumer loans	21	27	-	98	-
	$56,209	$62,363	$-	$49,801	$107

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2011
With an allowance recorded:
1-4 family	$2,560	$2,560	$381	$3,136	$136
Lot and land development	112	112	23	1,167	24
Multi-family	-	-	-	3,626	-
Residential construction	230	230	2	116	10
Commercial real estate	17,147	17,784	2,322	13,995	291
Commercial loans	1,797	1,797	425	682	539
Consumer loans	-	-	-	-	-

	21,846	22,483	3,153	22,722	1,000

June 30, 2011
Total
1-4 family	5,774	6,164	381	9,168	138
Lot and land development	19,530	20,441	23	14,797	94
Multi-family	14,493	15,303	-	13,944	-
Residential construction	5,029	5,932	2	3,297	10
Commercial real estate	28,593	31,442	2,322	28,700	326
Commercial loans	4,615	5,537	425	2,519	539
Consumer loans	21	27	-	98	-

	$78,055	$84,846	$3,153	$72,523	$1,107

(*)	Represents the average recorded investment for the fiscal year ended June 30, 2011.

(#)	Represents interest income recognized on impaired loans for the fiscal year ended June 30, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2010
With no related allowance recorded:
1-4 family	$6,177	$6,915	$-	$4,091	$-
Lot and land development	9,514	10,040	-	5,879	127
Multi-family	2,394	4,896	-	802	-
Residential construction	3,839	4,039	-	4,377	-
Commercial real estate	9,350	12,983	-	7,626	-
Commercial loans	462	997	-	1,297	-
Consumer loans	11	17	-	4

	31,747	39,887	-	24,076	127

June 30, 2010
With an allowance recorded:
1-4 family	-	-	-	1,352	-
Lot and land development	1,626	1,626	450	2,082	-
Multi-family	-	-	-	1,207	-
Residential construction	-	-	-	1,543	-
Commercial real estate	7,561	7,574	2,761	3,130	-
Commercial loans	-	-	-	456	-
Consumer loans	-	-	-	5	-

	9,187	9,200	3,211	9,775	-

June 30, 2010
Total
1-4 family	6,177	6,915	-	5,443	-
Lot and land development	11,140	11,666	450	7,961	127
Multi-family	2,394	4,896	-	2,009	-
Residential construction	3,839	4,039	-	5,920	-
Commercial real estate	16,911	20,557	2,761	10,756	-
Commercial loans	462	997	-	1,753	-
Consumer loans	11	17	-	9	-

	$40,934	$49,087	$3,211	$33,851	$127

(*)	Represents the average recorded investment for the fiscal year ended June 30, 2010.

(#)	Represents interest income recognized on impaired loans for the fiscal year ended June 30, 2010.

In compliance with the Order to Cease and Desist, Order No. WN-11-003, effective February 4, 2011 (the “Order”), the Bank implemented processes to continuously monitor the credit quality of its loan portfolio as well as compliance with both internal policies and regulatory guidance. These processes include an internal credit review department and the use of external credit review consultants. Reports provided by these groups to management and the Board assist in overall risk mitigation for the Bank’s loan portfolio and with compliance with the Order. See Note 27, Cease and Desist Order with the Office of Thrift Supervision.

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables, excluding loans held for sale, as of June 30, 2011 and June 30, 2010 (in thousands):

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2011
1-4 family	$198,719	$61	$18,258	$217,038
Lot and land development	24,873	3,230	31,887	59,990
Multi-family	34,378	6,225	20,210	60,813
Residential construction	20,860	465	11,971	33,296
Commercial real estate	337,254	7,193	99,367	443,814
Commercial loans	155,174	4,103	13,918	173,195
Consumer loans	3,021	13	21	3,055

	$774,279	$21,290	$195,632	$991,201

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2010
1-4 family	$138,470	$876	$13,449	$152,795
Lot and land development	90,870	-	30,213	121,083
Multi-family	64,169	16,440	2,394	83,003
Residential construction	70,178	-	10,285	80,463
Commercial real estate	463,019	13,462	78,944	555,425
Commercial loans	187,344	-	4,401	191,745
Consumer loans	4,681	-	11	4,692

	$1,018,731	$30,778	$139,697	$1,189,206

(*) These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk .

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

The following tables highlight the age of the Bank’s past due financing receivables as of June 30, 2011 and 2010 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2011
1-4 family	$837	$221	$2,053	$3,111	$213,927	$217,038	$-
Lot and land development	714	-	2,373	3,087	56,903	59,990	-
Multi-family	-	-	2,010	2,010	58,803	60,813	-
Residential construction	870	849	4,251	5,970	27,326	33,296	-
Commercial real estate	1,452	2,799	9,870	14,121	429,693	443,814	-
Commercial loans	1,446	717	2,222	4,385	168,810	173,195	-
Consumer loans	63	13	14	90	2,965	3,055	-

	$5,382	$4,599	$22,793	$32,774	$958,427	$991,201	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2010
1-4 family	$2,384	$1,158	$3,302	$6,844	$145,951	$152,795	$29
Lot and land development	1,150	4,134	2,708	7,992	113,091	121,083	-
Multi-family	-	-	2,394	2,394	80,609	83,003	-
Residential construction	-	367	1,701	2,068	78,395	80,463	-
Commercial real estate	168	2,845	6,181	9,194	546,231	555,425	-
Commercial loans	32	-	263	295	191,450	191,745	-
Consumer loans	1	-	-	1	4,691	4,692	-

	$3,735	$8,504	$16,549	$28,788	$1,160,418	$1,189,206	$29

9.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 24, 2011 and June 25, 2010, which are carried at fair value, include the following (in thousands):

	2011	2010
Securities owned:
Corporate equity securities	$2,140	$12,734
Municipal obligations	98,265	132,142
U.S. government and government agency obligations	27,380	19,518
Corporate obligations	72,053	70,844
Other	21,749	10,349

	$221,587	$245,587

Securities sold, not yet purchased:
Corporate equity securities	$	__	$925
Municipal obligations		—	17
U.S. government and government agency obligations		50,973	45,326
Corporate obligations		17,289	20,867
Other		399	459

		$68,661	$67,594

Certain of the above securities were pledged to secure short-term borrowings (see Note 13, Short-Term Borrowings) and as security deposits at clearing organizations for SWS’ clearing business. Securities pledged as security deposits at clearing organizations were $2,550,000 and $2,899,000 at June 24, 2011 and June 25, 2010, respectively. Additionally, at June 24, 2011 and June 25, 2010, SWS had pledged firm securities valued at $0 and $1,089,000, respectively, in conjunction with securities lending activities.

10.	SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

At June 24, 2011, SWS held reverse repurchase agreements totaling $42,649,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $42,834,000. At June 25, 2010, SWS held reverse repurchase agreements totaling $30,507,000, collateralized by U.S. government and government agency obligations with a market value of approximately $30,465,000.

11.	INVESTMENTS AND VARIABLE INTEREST ENTITIES

SWS has interests in three investment partnerships that are accounted for under the equity method, which approximates fair value as described in Note 1(u), Fair Value of Financial Instruments. One is a limited partnership venture capital fund to which SWS committed $5,000,000. As of June 24, 2011, SWS had fulfilled its $5,000,000 commitment. Based on a review of the fair value of this limited partnership investment, SWS determined that its share of the investments made by the limited partnership should be valued at $2,114,000 as of June 24, 2011 and $2,294,000 as of June 25, 2010. SWS recorded net losses on this investment for fiscal years 2011 and 2009 of $180,000 and $2,695,000, respectively, and a net gain of $1,254,000 for fiscal 2010. The limited partnership venture capital fund has entered into an agreement with the small business administration (SBA) for a self-liquidation plan.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of June 30, 2011, the Bank had invested $2,700,000 of its aggregate $5,000,000 commitment to the two funds. During fiscal 2011, 2010 and 2009, the Bank recorded gains of $389,000, $323,000 and $1,320,000, respectively, related to these investments. During fiscal 2011, the Bank received a $306,000 distribution from one of these investments. On January 28, 2009, the Bank executed a loan agreement with one of the partnerships for $4,500,000. The loan was amended on November 16, 2009 to increase the note amount to $5,000,000. The loan matures on September 27, 2011 and had an outstanding balance at June 30, 2011 and 2010 of $4,941,000 and $4,991,000, respectively. The loan bears interest at the

Wall Street Journal Prime Rate with a floor of 5% and interest is due monthly. The Bank earned approximately $250,000, $242,000 and $67,000 in interest income in fiscal 2011, 2010 and 2009, respectively on the loan.

A VIE is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (ii) the obligation to absorb the expected losses of an entity, if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

GAAP requires VIEs to be consolidated by the party that has both (i) the ability to direct the VIE’s activities that most impact the entity’s economic performance and (ii) who is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., meets the definition of the primary beneficiary). The following table summarizes the VIEs in which the Company has an interest and discusses the application of the accounting treatment applied for these VIEs.

The loans to commercial borrowers secured by real estate noted in the table below meet the definition of a VIE as the entities are insufficiently capitalized; however, the Company is not the primary beneficiary of the legal entities. The Company has lender’s rights and remedies as defined in promissory notes and loan agreements. The Company has no controlling interests in the operations of the legal entities of its borrowers. No support outside of contractual obligations has been provided to the borrower by the Company. Accordingly, the entities are not consolidated in the Company’s financial statements.

($ in thousands)	June 30, 2011
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
Loans to commercial borrowers secured by real estate	3	$6,280	$6,280

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition. See additional discussion in Note 8, Loans and Allowance for Probable Loan Losses.

12.	INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer Ameritrade’s correspondent clearing clients to the Company. This transaction closed in July 2006. As a result of this transaction, the Company recorded a customer relationship intangible of $5,060,000. The intangible asset is being amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. SWS recognized approximately $785,000, $942,000 and $1,130,000 of amortization expense in fiscal 2011, 2010 and 2009, respectively. The net intangible asset is included in other assets on the Consolidated Statements of Financial Condition. SWS’s estimated future amortization expense for this intangible asset is as follows (in thousands):

Fiscal 2012	$6

$6

13.	SHORT-TERM BORROWINGS

The following table details the components of short-term borrowings for the brokerage segments at June 24, 2011 and June 25, 2010 and for the Bank at June 30, 2011 and 2010 (in thousands):

	2011
	Limit	Collateral	Outstanding	Available

Short-term borrowings brokerage:
Unsecured lines of credit:
Broker lines of credit (1)	$300,000	$111,521	$72,000	$228,000
Other (2)	20,000	N/A	-	19,750
Secured lines of credit (3)	45,000	61,788	38,000	7,000
Unsecured letters of credit:
Securities clearing organizations (4)	250	N/A	-	N/A
Support for opt ions trading (5)	75,000	95,987	-	65,000
Mydiscountbroker.com (6)	N/A	N/A	-	N/A
Underwriting activities (7)	N/A	N/A	-	N/A
Short-term borrowings Bank:
Unsecured lines of credit (8)	N/A	N/A	-	N/A
Secured lines of credit (9)	N/A	N/A	-	82,595

			$110,000

	2010
	Limit	Collateral	Outstanding	Available

Short-term borrowings brokerage:
Unsecured lines of credit:
Broker lines of credit (1)	$300,000	$167,564	$110,000	$190,000
Other (2)	20,000	N/A	-	19,107
Secured lines of credit (3)	50,000	N/A	-	50,000
Unsecured letters of credit:
Securities clearing organizations (4)	250	N/A	-	N/A
Support for options trading (5)	75,000	80,946	-	55,000
Mydiscountbroker.com (6)	143	N/A	-	N/A
Underwriting activities (7)	500	N/A	-	N/A
Short-term borrowings Bank:
Unsecured lines of credit (8)	30,000	N/A	-	30,000
Secured lines of credit (9)	N/A	N/A	-	96,154

			$110,000

(1)	These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts, and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis, are not committed lines of credit and can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.08% at June 24, 2011).

(2)	This unsecured line of credit is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. This unsecured letters of credit aggregated $250,000 at June 24, 2011 and $893,000 at June 25, 2010.

(3)	On January 29, 2010, Southwest Securities entered into an agreement with an unaffiliated bank for a $50,000,000 committed revolving credit facility. The facility included up to $15,000,000 in unsecured credit. On January 28, 2011, Southwest Securities renewed this facility. The new facility provides up to $45,000,000 of secured borrowings. The commitment fee is 37.5 basis points, and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000.

(4)	These unsecured letters of credit are pledged to support SWS’s open positions with securities clearing organizations, bear a 1% commitment fee and are renewable semi-annually.

(5)	This irrevocable letter of credit agreement is pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at June 24, 2011), if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts.

(6)	This unsecured letter of credit was issued for a sub-lease of space previously occupied by Mydiscountbroker.com, a subsidiary of SWS dissolved in July 2004. This letter of credit, which had a 1% commitment fee and was renewable annually, expired in September 2010.

(7)	This unsecured letter of credit was pledged to support Southwest Securities underwriting activities, had a 1% commitment fee, was renewable annually and expired in May 2011.

(8)	This agreement with an unaffiliated bank was used for the purchase of federal funds with a floating interest rate. The unaffiliated bank was not obligated by the agreement to sell federal funds to the Bank. The proceeds from the line of credit was used by the Bank to support short-term liquidity needs. This agreement was cancelled in December 2010.

(9)	The Bank entered into this secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 100 basis points.

Brokerage. In addition to using customer securities to collateralize bank loans, SWS also loans client securities as collateral in conjunction with SWS’ securities lending activities. At June 24, 2011, approximately $319,885,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $35,181,000 under securities loan agreements. At June 25, 2010, approximately $275,260,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $41,629,000 under securities loan agreements.

14.	DEPOSITS

Bank core deposits at June 30, 2011 and 2010 were as follows (dollars in thousands):

	2011		2010
	Amount	Percent	Amount	Percent

Noninterest bearing demand accounts	$69,131	6.3%	$80,590	5.4%
Interest bearing demand accounts	10,288	0.9	99,529	6.7
Savings accounts	952,775	86.1	1,197,659	80.5
Limited access money market accounts	25,961	2.4	37,929	2.5
Certificates of deposit, less than $100,000	27,002	2.4	38,861	2.6
Certificates of deposit, $100,000 and greater	21,314	1.9	34,236	2.3

	$1,106,471	100.0%	$1,488,804	100.0%

The year to date weighted average interest rate on deposits was approximately 0.13% and 0.25% at June 30, 2011 and 2010, respectively.

At June 30, 2011, scheduled maturities of certificates of deposit were as follows (in thousands):

	2011	2012	2013	2014	Thereafter	Total

Certificates of deposit, less than $100,000	$19,281	$2,854	$1,241	$3,278	$348	$27,002
Certificates of deposit, $100,000 and greater	14,356	2,759	869	3,003	327	21,314

	$33,637	$5,613	$2,110	$6,281	$675	$48,316

The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities customers making up a significant source of these deposits.

15.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Interest on these agreement amounts is accrued and is included in the Statement of Financial Condition in other liabilities. Securities sold under repurchase agreements at June 24, 2011 were $10,313,000. At June 25, 2010, SWS had repurchase agreements totaling $12,389,000.

16.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2011 and 2010, advances from the FHLB were due as follows (in thousands):

	2011	2010

Maturity:
Due within one year	$8,465	$33,714
Due within two years	14,987	9,376
Due within five years	34,081	48,050
Due within seven years	4,803	6,274
Due within ten years	7,218	5,486
Due within twenty years	25,158	29,921

	$94,712	$132,821

Pursuant to collateral agreements, the advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $354,000,000 of collateral value (as defined) in qualifying loans at June 30, 2011 (calculated at March 31, 2011). The weighted average interest rate was 4.6% in fiscal 2011. At June 30, 2010 (calculated at March 31, 2010), the advances from the FHLB had interest rates from 0.1% to 7% and were collateralized by approximately $483,000,000 of collateral value in qualifying loans. The weighted average interest rate was 3.9% in fiscal 2010.

17.	INCOME TAXES

Income tax expense for fiscal 2011, 2010 and 2009 (effective rate of 30.6% in fiscal 2011, 36.4% in fiscal 2010 and 38.5% in fiscal 2009) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal 2011, 2010 and 2009) to income from continuing operations before income tax expense and is comprised of the following (in thousands):

	2011	2010	2009
Income tax expense (benefit) at the statutory rate	$(11,709)	$(1,593)	$13,450
Tax exempt interest	(892)	(782)	(1,100)
Tax exempt expense (income) from company-owned life insurance (“COLI”)	(483)	(373)	886
State income taxes, net of federal tax benefit	272	1,069	1,638
Non-deductible meals and entertainment	160	274	303
Non-deductible compensation	1,050	__	__
Valuation allowance(*)	844	__	__
Other, net	507	(254)	(379)

	$(10,251)	$(1,659)	$14,798

(*) See Note, 1(p) Federal Income Taxes for discussion of the valuation allowance.

Income taxes as set forth in the consolidated statements of income (loss) and comprehensive income (loss) consisted of the following components (in thousands):

	2011	2010	2009
Current
Federal	$(7,979)	$4,383	$18,422
State	921	2,303	2,491

	(7,058)	6,686	20,913

Deferred
Federal	$(2,923)	$(7,395)	$(5,910)
State	(270)	(950)	(205)

	(3,193)	(8,345)	(6,115)

Total income tax expense (benefit)	$(10,251)	$(1,659)	$14,798

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 24, 2011 and June 25, 2010 are presented below (in thousands):

	2011	2010
Deferred tax assets:
Employee compensation plans	$12,711	$11,787
Allowance for probable loan losses	16,735	12,625
Bad debt reserve	1,709	1,847
Deferred rent	1,659	1,675
Fixed assets, net	__	202
Gain on sale of loans deferred for book	508	804
Investment in unconsolidated ventures	128	384
State taxes	1,426	1,155
Other	690	643

Gross deferred tax assets	35,566	31,122
Valuation Allowance	(844)	__

Net deferred tax assets	34,722	31,122

Deferred tax liabilities:
Securities available for sale	$(398)	$(145)
Extraordinary gain related to the M.L. Stern acquisition	(239)	(239)
Fixed assets, net	(440)	__

	2011	2010
Other	$(66)	$(99)

Total gross deferred tax liabilities	(1,143)	(483)

Net deferred tax assets – included in other assets on the Consolidated Statements of Financial Condition	$33,579	$30,639

18.	REGULATORY CAPITAL REQUIREMENTS

Brokerage. The Company’s broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 of the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 of the Exchange Act. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. The net capital position of Southwest Securities was as follows (in thousands):

	June 24, 2011	June 25, 2010

Net capital	$121,928	$133,582
Less: required net capital	6,489	5,923

Excess net capital	$115,439	$127,659

Net capital as a percent of aggregate debit items	37.6%	45.1%

Net capital in excess of 5% aggregate debit items	$105,705	$118,775

SWS Financial follows the primary (aggregate indebtedness) method under Exchange Act Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. The net capital position of SWS Financial was (in thousands):

	June 24, 2011	June 25, 2010

Net capital	$1,056	$1,054
Less: required net capital	250	250

Excess net capital	$806	$804

Banking. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). Federal statutes and OCC regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level.

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist and the OTS issued the Order. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank was deemed to be “adequately capitalized” and no longer met the definition of “well capitalized” under federal statutes and OTS regulations even though its capital ratios met or exceeded all applicable requirements under Federal law, OTS regulations and the Order. See additional discussion in Note 27, Cease and Desist Order with the Office of Thrift Supervision. As of June 30, 2010, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a well-capitalized institution. As of June 30, 2011, the Bank’s total risk-based capital ratio was 15.6%, resulting in $32,878,000 in excess capital over the Order’s total risk-based capital requirement of $110,920,000, and its Tier

I risk-based capital ratio was 14.3% and its Tier I (core) capital ratio was 9.9%, resulting in $25,201,000 in excess capital over the Order’s Tier I (core) capital requirement of $107,043,000.

The Bank’s capital amounts and ratios at June 30, 2011 and 2010 were (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Order's Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011
Total risk-based capital	$143,798	15.6%	$73,946	8.0%	$92,433	10.0%	$110,920	12.0%
Tier I risk-based capital	132,244	14.3	36,973	4.0	55,460	6.0	73,946	8.0
Tier I (core) capital	132,244	9.9	53,522	4.0	66,902	5.0	107,043	8.0

June 30, 2010:
Total risk-based capital	$172,483	12.2%	$113,015	8.0%	$141,268	10.0%
Tier I risk-based capital	154,824	11.0	56,507	4.0	84,761	6.0
Tier I (core) capital	154,824	8.7	71,958	4.0	89,948	5.0

19.	EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan. SWS has a defined contribution profit sharing/401(k) plan covering substantially all of its employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at SWS’ discretion. There were no profit sharing contributions in fiscal 2011 and 2010. In fiscal 2009, there was a profit sharing contribution of $439,000. Under the 401(k) portion of the plan, SWS provides a match of up to 4% of eligible compensation. SWS’ matching contributions vest immediately and the expense totaled approximately $4,133,000, $4,285,000, and $3,709,000 in fiscal 2011, 2010 and 2009, respectively.

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

For fiscal 2011 and 2010, approximately $17,838,000 and $16,248,000 was invested in the deferred compensation plan, respectively. The fair value of SWS Group common stock held in the deferred compensation plan at June 24, 2011 and June 25, 2010 was $1,480,000 and $2,200,000, respectively. The fair value of Westwood common stock held in the deferred compensation plan at June 24, 2011 and June 25, 2010 was $152,000 and $242,000, respectively. The cash surrender value of COLI held in the deferred compensation plan at June 24, 2011 and June 25, 2010 was $15,416,000 and $12,592,000, respectively. Funds totaling $3,353,000 were invested in 262,372 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 24, 2011. Funds totaling $3,207,000 were invested in 216,295 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 25, 2010. Approximately $2,125,000, $2,638,000 and $3,049,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the deferred compensation plan in fiscal 2011, 2010 and 2009, respectively. The trustee of the deferred compensation plan is Wilmington Trust Company.

The trustee under the deferred compensation plan periodically purchases the Company’s common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. The plan purchased 68,000 shares during fiscal 2011 at a cost of $439,000 or $6.45 per share. The plan purchased 34,999 shares during fiscal 2010 at a cost of $472,000 or $13.50 per share. During fiscal 2011 and 2010, 21,923 and 5,575 shares, respectively, were sold or distributed pursuant to the plan.

Stock Option Plan. At June 24, 2011, SWS had no active stock option plans. All outstanding options under the 1996 Plan may still be exercised until their contractual expiration date occurs. Options granted under the 1996 Plan have a maximum ten-year term, and all options are fully vested. See Note 1(r), Stock-Based Compensation.

A summary of the status of SWS’ outstanding stock options as of June 24, 2011, June 25, 2010 and June 26, 2009 is presented below:

	2011		2010		2009
	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price

Outstanding, beginning of period	420,998	$11.41	524,388	$12.52	566,168	$12.34
Exercised	__	__	(3,000)	8.95	(40,005)	10.06
Forfeited	(222,929)	13.06	(100,390)	17.28	(1,775)	12.96

Outstanding, end of period	198,069	$9.54	420,998	$11.41	524,388	$12.52

Exercisable, end of period	198,069		420,998		524,388

The following table summarizes information for the stock options outstanding at June 24, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$6.72 - $8.96	110,700	1.16	$8.95	110,700	$8.95
$8.97 - $11.20	87,369	0.21	10.30	87,369	10.30

	198,069	0.74	$9.54	198,069	$9.54

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

In fiscal 2009, the Board of Directors approved grants to various officers and employees totaling 110,373 shares with a weighted average market value of $17.65 per share. In fiscal 2010, the Board of Directors approved grants to various officers and employees totaling 146,844 shares with a weighted average market value of $14.76 per share. During fiscal 2011, the Board of Directors approved grants to various officers and employees totaling 64,151 shares with a weighted average market value of $6.16 per share. As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $4,168,000. For fiscal 2011, 2010 and 2009, SWS recognized compensation expense of approximately $1,234,000, $2,685,000 and $2,172,000, respectively, for restricted stock grants.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. The table below summarizes the number and fair value of vested shares repurchased to cover grantees’ tax liabilities (dollars in thousands, except share and per share amounts).

	Shares Purchased	Purchase Price	Weighted Average Price per Share
Fiscal year ended
June 24, 2011	22,753	$159	$7.00
June 25, 2010	36,680	513	$13.97

	59,433	$672

At June 24, 2011, the total number of shares outstanding under the Restricted Stock Plan was 175,696 and the total number of shares available for future grants was 372,256.

20.	EARNINGS (LOSS) PER SHARE

A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings (loss) per share computations is as follows (in thousands, except share and per share amounts):

	2011	2010	2009

Net income (loss)	$(23,203)	$(2,893)	$23,631
Dividends on estimated forfeitures-restricted Stock	2	10	11

Adjusted net income (loss)	$(23,201)	$(2,883)	$23,642

Weighted average shares outstanding – basic(*)	32,514,945	30,252,732	27,429,382
Effect of dilutive securities:
Assumed exercise of stock options	—	—	79,203

Weighted average shares outstanding – diluted	32,514,945	30,252,732	27,508,585

Earnings (loss) per share – basic
Net income (loss)	$(0.71)	$(0.10)	$0.86

Earnings (loss) per share – diluted
Net income (loss)	$(0.71)	$(0.10)	$0.86

(*)	Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

At June 24, 2011, June 25, 2010 and June 26, 2009, there were options to acquire approximately 198,000, 421,000 and 524,000 shares of common stock outstanding under SWS’ stock option plans, respectively, see Note

19, Employee Benefits. As a result of the net loss in fiscal 2011 and 2010, all options were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS. As of June 26, 2009, options to acquire approximately 33,000 shares of common stock, respectively, were anti-dilutive and were excluded from the calculation of weighted average shares outstanding-dilutive.

21.	OFFERING OF COMMON STOCK

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

The Company has been named in three lawsuits related to a bond offering that was underwritten by M.L. Stern & Co., LLC, a company purchased by SWS Group in 2008. The offering took place in November 2005, prior to the SWS Group purchase. The lawsuit was filed in November 2009. M.L. Stern & Co., LLC underwrote approximately 40% of the $35,000,000 offering.

The lawsuits are in the early stage of discovery and the ultimate amount of liability associated with this claim cannot currently be determined. However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred. During fiscal 2011, the Company recorded a liability of approximately $1,000,000 related to this matter.

Contingency. In February 2011, a limited partnership venture capital fund in which the Company has invested received a proposed assessment of transferee liability from the IRS for the tax period ended December 31, 2005 in the amount of approximately $8,000,000 and penalties of approximately $3,000,000, of which the Company would be responsible for $1,870,000 based on its partnership interest. Interest is also accruing on this proposed assessment. The matter relates to certain transactions that occurred during 2005 relating to one of the limited partnership venture capital fund’s subsidiaries. The limited partnership venture capital fund has engaged tax counsel and filed a Letter of Protest with the IRS in April 2011. Management of the limited partnership venture capital fund believes that the ultimate outcome will be favorable; however, the limited partnership venture capital fund can give no assurance that it will prevail.

Leases. SWS leases its offices and certain data processing equipment used in its brokerage operations under non-cancelable operating lease agreements. Rental expense for facilities and equipment leases for fiscal 2011, 2010 and 2009 aggregated approximately $11,604,000, $11,848,000 and $11,689,000, respectively.

The future rental payments for the non-cancelable operating leases at June 24, 2011 are included in the table below (in thousands). Of the $48,412,000 in lease commitments, no amounts have been reserved for as impaired. The minimum lease payments shown below have been reduced by $75,000 of minimum sublease rentals to be received in the future under non-cancelable subleases.

Operating Leases
Fiscal year:
2012	9,436
2013	7,971
2014	6,590
2015	5,864
2016	4,529
Thereafter	14,022

Total minimum lease payments	$48,412

Venture Capital Fund. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of June 30, 2011, the Bank had invested $2,700,000 of its commitment. These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limit ownership interest in a private equity fund to 3% and will become effective July 21, 2012. The rule has proposed conformance periods of two years after the effective date. After the two year period has expired, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds that were in place as of May 21, 2010. Also, funds meeting the definition of “designed primarily to promote the public welfare” are not subject to the rule. The Bank’s ownership percentage in one of the limited partnership equity funds is greater than 3% and would qualify as an illiquid fund. This limited partnership equity fund could potentially meet the “designed primarily to promote the public welfare” definition as the Bank invests in this fund as a cost effective way of meeting its obligations under the CRA.

Underwriting. Through its participation in underwriting securities, both corporate and municipal, SWS could expose itself to material risk, since the possibility exists that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. There were no potential liabilities due under outstanding underwriting arrangements at June 24, 2011.

Guarantees. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and stand-by letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments reported on the Consolidated Statements of Financial Condition.

As of June 30, 2011, the Bank had issued stand-by letters of credit. The maximum potential amount of future payments the Bank could be required to make under the letters of credit is $551,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

Subject to the operating limitations in the Order, in the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of June 30, 2011, the Bank had unfunded commitments of $58,762,000 relating to revolving lines of credit. In addition, as of June 30, 2011, the Bank had unfunded new loans in the amount of $7,216,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire unused, the total commitments do not necessarily represent future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank has not incurred any significant losses on its commitments in fiscal 2011. Further, management believes the Bank will not incur material losses as a result of the commitments existing at June 30, 2011.

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

Clients and correspondents of SWS have the option to invest in an interest bearing checking account called Bank Insured Deposits at the Bank. These funds are FDIC insured up to $250,000. The funds are considered core deposits and are the primary funding source for the Bank. Core deposits were $1,106,471,000 at June 30, 2011. At June 24, 2011, clients of Southwest Securities had invested $935,602,000 in these funds.

One director of SWS was a principal guarantor of four loans made by the Bank to a North Texas business franchise in which he is a co-managing partner. These loans included a secured revolving line of credit in the amount of $3,000,000 entered into in fiscal 2006. This line of credit terminated in fiscal 2009. During fiscal 2009, the Bank recognized interest income on this line of credit of $12,500. Additionally, two loans totaling $2,796,000 were made by the Bank to the franchise in fiscal 2006 and 2007. Both loans were paid off in 2009. The loans bore interest at the prime rate and during fiscal 2010 and 2009, the Bank recognized interest income on these loans of $25,500 and $67,400, respectively. Lastly, the director guaranteed a loan made by the Bank in fiscal 2008 to purchase two vehicles for the franchise. This loan was paid off in February 2009. The Bank recognized interest income on this loan of $1,500 in fiscal 2009.

At June 30, 2010, two directors together with certain members of the directors’ families, owned approximately 64% of the ownership interests of a holding company which owned a local bank. The Bank sold loan participations with outstanding balances of $1,813,000 and $3,400,000 at June 30, 2011 and 2010, respectively, to this local bank. The local bank and the Bank had participations of $1,404,000 of foreclosed property at both June 30, 2011 and 2010. The terms of the participation agreements resulted in payments of interest and fees to the local bank of $137,000, $157,000 and $246,000 in fiscal 2011, 2010 and 2009, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks. In fiscal 2011, one loan was sold and the local bank was paid $721,000 for its participation share of the net sales price. On July 31, 2010, certain of the assets of the local bank, including loan participations and foreclosed property, were sold to the local bank’s holding company. Affiliate transactions are subject to limitations specified in Note 27, Cease and Desist Order with the Office of Thrift Supervision.

In the ordinary course of business, the Bank has transactions, including borrowings and deposits, with its executive officers, directors and their affiliates. It is the policy of the Bank that such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. There were no such loans at June 30, 2011 and an aggregate amount totaling approximately $1,222,000 at June 30, 2010. This was due to changes in management during fiscal 2011, whereby related parties with such loans at June 30, 2010 were no longer related parties at June 30, 2011. There was interest income recorded on these loans of $21,000, $97,000 and $183,000 for fiscal 2011, 2010 and 2009, respectively. Aggregate deposits totaled approximately $2,883,000 and $6,033,000 at June 30, 2011 and 2010, respectively.

24.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities available for sale,” “Securities owned, at fair value,” and “Securities sold, not yet purchased, at fair value” as of June 24, 2011 and June 25, 2010. See Note 1(u), Fair Value of Financial Instruments.

June 24, 2011
(in thousands)
	Level 1	Level 2	Level 3	Total

Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$55,617	$—	$—	$55,617

	$55,617	$—	$—	$55,617

Securities available for sale
USHS stock	$1,868	$—	$—	$868
Westwood stock	152	—	—	152

	$2,020	$—	$—	$2,020

Securities owned, at fair value
Corporate equity securities	$915	$—	$1,225	$2,140
Municipal obligations	—	76,589	21,676	98,265
U.S. government and government agency obligations	16,491	10,889	—	27,380
Corporate obligations	—	72,053	—	72,053
Other	692	21,057	—	21,749

	$18,098	$180,588	$22,901	$221,587

Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$50,350	$623	$—	$50,973
Corporate obligations	—	17,289	—	17,289
Other	—	399	—	399

	$50,350	$18,311	$—	$68,661

Grand Total	$25,385	$162,277	$22,901	$210,563

June 25, 2010
(in thousands)
	Level 1	Level 2	Level 3	Total

Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$62,167	$—	$—	$62,167

	$62,167	$—	$—	$62,167

Securities available for sale
USHS stock	$1,146	$—	$—	$1,146
Westwood stock	242	—	—	242

	$1,388	$—	$—	$1,388

Securities owned, at fair value
Corporate equity securities	$10,893	$—	$1,841	$12,734
Municipal obligations	—	109,844	22,298	132,142
U.S. government and government agency obligations	13,710	5,808	—	19,518
Corporate obligations	—	70,844	—	70,844
Other	994	9,355	—	10,349

	$25,597	$195,851	$24,139	$245,587

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased, at fair value
Corporate equity securities	$925	$—	$—	$925
Municipal obligations	—	17	—	17
U.S. government and government agency obligations	45,225	101	—	45,326
Corporate obligations	—	20,867	—	20,867
Other	31	428	—	459

	$46,181	$21,413	$—	$67,594

Grand Total	$42,971	$174,438	$24,139	$241,548

There were no transfers between Level 1 and Level 2 during fiscal 2011.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Total
Beginning balance at June 25, 2010	$1,841	$22,298	$24,139
Unrealized gains	2	—	2
Sales/redemption	(618)	(622)	(1,240)

Ending balance at June 24, 2011	$1,225	$21,676	$22,901

Changes in unrealized gains (losses) and realized gains (losses) for corporate equity securities and municipal obligations are presented in net gains on principal transactions on the consolidated statements of income (loss) and comprehensive income (loss).

There were no unrealized gains or losses included in earnings that related to assets still held at June 24, 2011.

Other Fair Value Disclosures

The recorded value amounts and fair value of our financial instruments that are not carried at fair value are as follows (in thousands):

	June 30, 2011		June 30, 2010
	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Securities held to maturity:
GNMA securities	$34,176	$34,496	$80,875	$82,149
Municipal bonds	—	—	6,265	6,948
Loans held for sale:
Mortgage purchase program	—	—	424,055	424,986
Other loans held for sale	5,241	5,241	—	—
Loans, net	946,768	1,023,362	1,154,065	1,264,675
REO and other repossessed assets(*)	24,562	24,562	46,194	46,194
Financial liabilities:
Deposits:
Deposits (with no stated maturity)	1,058,155	1,058,155	1,415,707	1,415,707
Time deposits	48,316	49,054	73,097	74,155
Advances from FHLB	94,712	106,729	32,821	146,560

(*) The amount of additional write-downs required to reflect current fair value was $14,221,000 and $5,544,000 for fiscal 2011 and 2010, respectively.

25.	FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

At times, SWS lends money using reverse repurchase agreements. All positions are collateralized by U.S. government and government agency securities. Such transactions may expose SWS to off-statement of financial condition risk in the event such borrowers do not repay the loans and the value of collateral held is less than that of the underlying receivable. These agreements provide SWS with the right to maintain the relationship between market value of the collateral and the receivable.

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

The Bank is a party to financial instruments with off-statement of financial condition risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

26.	SEGMENT REPORTING

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

The “other” category includes SWS Group, corporate administration and SWS Capital. SWS Capital is a dormant entity that holds approximately $20,000 of assets. SWS Group is a holding company that owns various investments, including USHS common stock.

The following table presents the Company’s operations by the segments outlined above:

(in thousands)	Clearing	Retail	Institutional	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 24, 2011

Operating revenue	$14,715	$106,226	$129,702	$(838)	$1,147	$250,952
Net intersegment revenues	(864)	906	273	3,786	(4,101)	—
Net interest revenue	6,475	3,431	15,993	65,147	66	91,112
Net revenues	21,190	109,657	145,695	64,309	1,213	342,064
Operating expenses	20,689	108,301	99,444	110,639	36,445	375,518
Depreciation and amortization	859	938	573	2,436	2,412	7,218
Net income (loss) before taxes	501	1,356	46,251	(46,330)	(35,232)	(33,454)
Assets (*)	339,993	189,312	1,819,420	1,351,295	36,570	3,736,590

June 25, 2010

Operating revenue	$15,274	$107,609	$141,952	$371	$958	$266,164
Net intersegment revenues	(895)	1,142	988	3,730	(4,965)	—
Net interest revenue	5,767	2,969	16,025	76,038	8	100,807
Net revenues	21,041	110,578	157,977	76,409	966	366,971
Operating expenses	26,346	110,359	104,755	94,235	35,828	371,523
Depreciation and amortization	974	1,053	560	2,472	2,035	7,094
Net income (loss) before taxes	(5,305)	219	53,222	(17,826)	(34,862)	(4,552)
Assets (*)	368,834	186,765	2,099,647	1,782,008	25,905	4,463,159

June 26, 2009

Operating revenue	$20,962	$104,964	$153,488	$1,524	$(7,134)	$273,804
Net intersegment revenues	(979)	1,089	876	6,248	(7,234)	—
Net interest revenue	5,603	2,554	34,482	65,186	(8)	107,817
Net revenues	26,565	107,518	187,970	66,710	(7,142)	381,621
Operating expenses	21,332	109,943	118,256	55,429	38,232	343,192
Depreciation and amortization	1,160	922	491	2,068	1,395	6,036
Net income (loss) before taxes	5,233	(2,425)	69,714	11,281	(45,374)	38,429
Assets (*)	361,057	156,563	2,028,717	1,559,226	24,556	4,130,119

(*)  Assets are reconciled to total assets as presented in the June 24, 2011, June 25, 2010 and June 26, 2009 Consolidated Statements of Financial Condition as follows:

	June 24, 2011	June 25, 2010	June 26, 2009
Amount as presented above	$3,736,590	$4,463,159	$4,130,119
Reconciling items:
Unallocated assets:
Cash	4,654	6,970	5,876
Receivables from brokers, dealers and clearing organizations	31,929	24,543	30,372
Receivable from clients, net of allowances	12,002	19,959	18,044
Other assets	31,102	16,955	28,242
Unallocated eliminations	(14,120)	(895)	(13,614)
Total assets	$3,802,157	$4,530,691	$4,199,039

27.	CEASE AND DESIST ORDER WITH THE OFFICE OF THRIFT SUPERVISION

On February 4, 2011 (the “Effective Date”), the Board of Directors of the Bank signed the Stipulation consenting to and agreeing to the issuance by the OTS of the Order without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank. The description of the Order and the corresponding Stipulation set forth in this section or elsewhere in this filing is qualified in its entirety by reference to the Order and Stipulation, copies of which were filed as exhibits to our Form10-Q for the quarter ended December 31, 2010, which was filed with the SEC on February 9, 2011. The Memorandum of Understanding with the OTS that was entered into by the Bank and the OTS on July 13, 2010 was terminated effective February 4, 2011. On July 21, 2011, the authority to enforce the terms of the Order was transferred to the OCC. Among other things, the Order provides:

•

The Bank must maintain a Tier 1 (Core) Capital Ratio equal to or greater than eight percent (8%) after the funding of an adequate Allowance for Loan and Lease Losses (“ALLL”) and a Total Risk-Based Capital Ratio equal to or greater than twelve percent (12%) (the “Minimum Levels”). On June 30, 2011, the Bank complied with these requirements with a Total Risk-Based Capital Ratio of 15.6% and a Tier 1 (Core) Capital Ratio of 9.9%.

•

The Bank submitted to the OTS for review and comment a written capital plan to maintain the Bank’s capital at the Minimum Levels for the quarterly periods from January 1, 2011 through December 31, 2013. On a quarterly basis, the Board of Directors of the Bank must review a report prepared by management detailing deviations from the capital plan and related corrective actions (if any).

•

Within 15 days after the Bank fails to meet the Minimum Levels or the Bank fails to submit or comply with the capital plan, the Bank must submit a contingency plan that is acceptable to the OTS that details the actions to be taken to: (a) consummate a merger or acquisition by another federally insured depository institution, or (b) voluntarily liquidate by filing an appropriate application with the OCC. Upon written notification from the OCC, this contingency plan must be implemented immediately and the Bank must provide the OCC with written status reports no later than the 1st and 15th day of each month following implementation of the contingency plan.

•

The Bank must implement and adhere to the business plan previously submitted by the Bank to the OTS and any material modifications are subject to the prior written approval of the OCC after a 45 day review period. On a quarterly basis starting on March 31, 2011, the Board of Directors of the Bank must review a report prepared by management detailing deviations from the business plan and related corrective actions (if any). The Bank modified the business plan when it completed the capital plan. The OCC will review these modifications as part of its review of the capital plan.

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
•

The Bank engaged a qualified, experienced, and independent third party, acceptable to the OTS, to perform a review of at least forty percent (40%) of the construction, multi-family, nonresidential and land loan portfolios that were not classified substandard and prepare a written report setting forth their findings, including a detailed analysis for the loan classifications of each asset over $500,000. The Board must review the report and submit it to the OTS no later than September 30, 2011. The Bank submitted the report to the OTS on July 1, 2011.

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

•

The Bank must not, without the prior written non-objection of the OCC, originate or purchase, or commit to originate and purchase construction, nonresidential mortgage or land loans subject to certain exceptions, including: (a) construction loans to facilitate the sale of lots financed by the Bank and loans for the purpose of construction of homes that are pre-sold on lots financed by the Bank; (b) owner-occupied residential construction loans to qualified customers who have a prior existing banking relationship with the Bank; (c) loans guaranteed by the Small Business Administration; (d) loans to facilitate the sale of real estate owned; and (e) commercial real estate workouts. All lending subject to the exceptions must comply with the Bank’s loan policy and all applicable laws, regulations and regulatory guidance. The Bank provided the OTS with a schedule of all legally binding commitments as of January 27, 2011.

•

The Bank’s outside directors conducted a management study and submitted the study to the Board of Directors. The Board adopted a written plan to address any identified weaknesses or deficiencies noted in the management study and specific dates for completion of corrective actions and submitted the written plan to the OTS within 10 days of the Board meeting to consider the management plan.

•	The Bank must comply with brokered deposit regulatory requirements.
•

The Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of non-objection from the OCC.

•	The Bank cannot declare or pay dividends or make any other capital distributions without the prior approval of the OCC after 30 days prior notice to the OCC.
•	The Bank must comply with the prior notification requirements for changes in directors and senior executive officers set forth in applicable regulations.
•

The Bank cannot enter into, renew, extend or revise any contractual arrangement relating to compensation or benefits for any senior executive officer or director of the Bank without providing the OCC with 45 days prior written notice of the proposed transaction. The Bank cannot make any bonus payment or otherwise increase the compensation of any of its senior executive officers or directors without providing the OCC with 45 days prior written notice of the proposed bonus or increase and receiving a written notice of non-objection from the OCC.

•	The Bank cannot make any golden parachute payment or prohibited indemnification payment unless, with respect to each payment, the Bank complies with applicable regulations.
•

The Bank cannot enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Bank or outside the Bank’s normal course of business without providing the OCC with 45 days prior written notice of the proposed arrangement including a written determination that the arrangement or contract complies with regulatory guidance and receiving a written notice of non-objection from the OCC.

•	The Bank cannot engage in new transactions with affiliates unless, with respect to each transaction the Bank complies with applicable regulations.
•

The Bank ensured that all violations of law and/or regulation were corrected and adequate policies, procedures and systems were established or revised and thereafter implemented to prevent future violations by April 30, 2011.

•	The Board of Directors of the Bank must monitor and coordinate the Bank’s compliance with the Order, review and adopt all policies and procedures required by this Order prior to submission to the OCC.
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

•	The Order will remain effective until terminated, modified or suspended in writing by the OCC. As of June 30, 2011, the Bank was in compliance with the terms of the Order.

28.	SUBSEQUENT EVENTS

On March 20, 2011, the Company entered into a Funding Agreement with Hilltop Holdings, Inc. (“Hilltop”), Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, “Oak Hill”). On July 29, 2011, after receipt of stockholder and regulatory approval, the Company completed the transactions contemplated by the Funding Agreement. This transaction provides for:

•	a $100.0 million, five year, unsecured loan from Hilltop and Oak Hill under the terms of a credit agreement;
•

issuance of warrants to each investor allowing such investor to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant (assuming each investor exercises its warrant); and

•

granting the investors certain rights, including certain registration rights, preemptive rights, and the right for each investor to appoint one person to our Board of Directors so long as such investor owns 9.9% or more of all of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding common stock.

The Company entered into this transaction to ensure that, the Bank would maintain adequate capital ratios under the Order and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption.

The 17,391,304 shares of common stock issuable under the warrants will be included in the Company’s computation of fully-diluted EPS.

The warrants will be carried as a liability at fair value on the financial statements. Initial valuation of the warrants using a binomial valuation model and a closing stock price of $5.45 per share indicated a fair value of $24,136,000. The debt will be recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

SWS Group, Inc.

We have audited the accompanying consolidated statements of financial condition of SWS Group, Inc. (a Delaware corporation) and subsidiaries as of June 24, 2011 and June 25, 2010, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 24, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWS Group, Inc. and subsidiaries as of June 24, 2011 and June 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(i) to the consolidated financial statements, effective July 1, 2010, the Company adopted the amended guidance on accounting for transfers of financial assets. As described in Note 1(v) to the consolidated financial statements, the Company also adopted effective July 1, 2010, amended guidance for the consolidation of variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 24, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 2, 2011 expressed an adverse opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

September 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

SWS Group, Inc.

We have audited SWS Group, Inc. (a Delaware corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of June 24, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s annual report on Form 10-K for the year ended June 24, 2011. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness have been identified and included in management’s assessment.

•

The Company’s accounting and financial reporting systems and procedures were not sufficiently designed to evaluate and ensure accurate application of new accounting pronouncements in order to prepare financial statements in accordance with Generally Accepted Accounting Principles. As of June 24, 2011 and for the year then ended, the Company’s processes were inadequate for adopting new accounting pronouncements that amended the guidance on (i) transfers of financial assets and (ii) consolidation of variable interest entities. The Company’s management determined that inadequate review and assessment of accounting for transfers of financial assets caused them to make material adjustments to their financial statements for the fiscal year ended June 24, 2011 and to restate their quarterly financial statements as of and for each of the periods ended September 24, 2010, December 31, 2010 and March 25, 2011. Also, the Company’s processes were not sufficiently designed to ensure consistent and complete application of the accounting guidance relating to the consolidation of and the identification of all potential interest in variable interest entities.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 24, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of June 24, 2011 and June 25, 2010, the related statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 24, 2011, and the financial statement schedule listed in the index appearing under Item 15(a)2. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated September 2, 2011, which expressed an unqualified opinion on those financial statements and schedule.

/s/ Grant Thornton LLP

Dallas, Texas

September 2, 2011

Schedule I - Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 24, 2011 and June 25, 2010

(In thousands)

	2011	2010
Assets
Investment in subsidiaries, at equity	$352,061	$370,959
Securities available for sale	2,020	1,388
Deferred compensation asset	15,416	12,592
Deferred tax asset	6,675	8,149
Other assets	5,560	9,547

	$381,732	$402,635

Liabilities and Stockholders’ Equity
Other liabilities	$24,263	$19,241
Stockholders’ equity	357,469	383,394

	$381,732	$402,635

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Income (Loss), Comprehensive Income (Loss)

and Stockholders’ Equity

Years Ended June 24, 2011, June 25, 2010 and June 26, 2009

(In thousands)

	2011	2010	2009
Revenue:
Net gains (losses) on principal transactions	$75	$69	$(119)
Interest revenue	—	—	1
Other revenue	1,253	2,427	(3,513)

	1,328	2,496	(3,631)

Expenses:
Other expense	8,690	7,762	10,510

	8,690	7,762	10,510

Loss before income tax benefit and equity in earnings of subsidiaries	(7,362)	(5,266)	(14,141)
Income tax benefit	(1,919)	(2,248)	(3,576)

Loss before equity in earnings of subsidiaries	(5,443)	(3,018)	(10,565)
Equity in earnings of subsidiaries	(17,760)	125	34,196

Net income (loss)	(23,203)	(2,893)	23,631
Other comprehensive income:
Recognition of net holding losses, net of tax of $1,740	—	—	3,231
Accumulated other comprehensive income – unrealized holding gain, net of tax of $253 in 2011; $81 in 2010 and $(1,001) in 2009	461	124	(1,857)

Net income recognized in other comprehensive income	461	124	1,374

Comprehensive income (loss)	(22,742)	(2,769)	25,005

Stockholders’ equity at beginning of year	383,394	340,357	323,006
Payment of cash dividends on common stock – registrant	(3,877)	(11,132)	(9,813)
Exercise of options	—	29	522
Restricted stock plan	1,073	2,162	1,785
Excess (shortfall) for taxes on vesting of restricted stock	(351)	(125)	67
Public offering-common stock	—	54,700	—
Deferred compensation plan, net	(28)	172	(215)

Stockholders’ equity at end of year	$357,469	$383,394	$340,357

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 24, 2011, June 25, 2010 and June 26, 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(23,203)	$(2,893)	$23,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	377	627	(2,458)
Allowance for deferred tax asset	844	__	__
Deferred compensation for deferred compensation plan and restricted stock plan	3,172	4,318	821
Equity in undistributed earnings (loss) of subsidiaries	18,899	(27,098)	(13,784)
Equity in loss (earnings) of unconsolidated ventures	180	(1,344)	2,695
Loss (gain) on investment in securities available for sale	__	(16)	4,971
Shortfall (excess) for taxes on vesting of restricted stock	351	125	(67)
Change in operating assets and liabilities:
Decrease (increase) in securities owned	(76)	38	119
Increase in other assets	(5,292)	(3,115)	(1,467)
Increase (decrease) in other liabilities	(9,978)	1,306	2,734

Net cash provided by (used in) operating activities	(14,726)	(28,052)	17,195

Cash flows from investing activities:
Payments on notes and other accounts with subsidiaries	18,976	(18,238)	(6,812)
Cash paid on purchase of M.L. Stern, net of acquired cash	__	__	(760)
Cash paid on investments	__	(400)	__
Cash received from investments	__	209	__
Proceeds from the sale of securities available for sale	__	2,925	__

Net cash provided by (used in) investing activities	18,976	(15,504)	(7,572)

Cash flows from financing activities:
Payment of cash dividends on common stock	(3,904)	(11,216)	(9,879)
Shortfall (excess) for taxes on vesting of restricted stock	(351)	(125)	67
Net proceeds from secondary offering	__	54,700	__
Net proceeds from exercise of stock options	__	27	403
Proceeds related to the deferred compensation plan	444	642	814
Purchase of treasury stock related to deferred compensation plan	(439)	(472)	(1,028)

Net cash provided by (used in) financing activities	(4,250)	43,556	(9,623)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 24, 2011, June 25, 2010 and June 26, 2009 included elsewhere in this Annual Report on Form 10-K.

S-4