Form 10-Q
period 2011-09-30
SWS GROUP INC
filed 2011-11-09
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, there were 32,538,741 shares of the registrant’s common stock, $0.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition September 30, 2011 (unaudited) and June 24, 2011	3

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) For the three-months ended September 30, 2011 and September 24, 2010 (unaudited)	4

Consolidated Statements of Cash Flows For the three-months ended September 30, 2011 and September 24, 2010 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	73

Item 4. Controls and Procedures	74

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	74

Item 1A. Risk Factors	74

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3. Defaults Upon Senior Securities	75

Item 4. (Removed and Reserved)	75

Item 5. Other Information	75

Item 6. Exhibits	75

SIGNATURES	76

EXHIBIT INDEX	77

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2011 and June 24, 2011

(In thousands, except par values and share amounts)

	September	June
	(Unaudited)
Assets
Cash and cash equivalents	$218,401	$298,903
Restricted cash and cash equivalents	100,022	—
Assets segregated for regulatory purposes	280,556	238,325
Receivable from brokers, dealers and clearing organizations	1,819,566	1,620,523
Receivable from clients, net	263,025	240,491
Loans held for sale	4,932	5,241
Loans, net	937,037	946,768
Securities owned, at fair value	229,320	221,587
Securities held to maturity	32,707	34,176
Securities purchased under agreements to resell	21,118	42,649
Goodwill	7,552	7,552
Securities available for sale	81,406	2,020
Other assets	137,498	143,922

	$4,133,140	$3,802,157

Liabilities and Stockholders’ Equity
Short-term borrowings	$152,000	$110,000
Payable to brokers, dealers and clearing organizations	1,764,172	1,568,033
Payable to clients	449,254	397,590
Deposits	1,085,732	1,106,471
Securities sold under agreements to repurchase	8,020	10,313
Securities sold, not yet purchased, at fair value	45,206	68,661
Drafts payable	24,209	23,656
Advances from Federal Home Loan Bank	92,962	94,712
Long-term debt, net	76,424	—
Warrants	24,307	—
Other liabilities	51,577	65,252

	3,773,863	3,444,688
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,276,369 shares at September 30, 2011; issued 33,312,140 and outstanding 32,285,076 shares at June 24, 2011	3,331	3,331
Additional paid-in capital	327,257	326,986
Retained earnings	36,465	34,813
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $296 at September 30, 2011 and $334 at June 24, 2011	687	765
Deferred compensation, net	3,431	3,308
Treasury stock (1,035,771 shares at September 30, 2011 and 1,027,064 shares at June 24, 2011, at cost)	(11,894)	(11,734)

Total stockholders’ equity	359,277	357,469

Total liabilities and stockholders’ equity	$4,133,140	$3,802,157

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

For the three-months ended September 30, 2011 and September 24, 2010

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended
	September 30, 2011	September 24, 2010
Revenues:
Net revenues from clearing operations	$2,660	$2,436
Commissions	35,639	38,772
Interest	33,661	38,840
Investment banking, advisory and administrative fees	9,876	10,787
Net gains on principal transactions	6,271	12,195
Other	4,490	6,320

Total revenue	92,597	109,350
Interest expense	15,858	11,740

Net revenues	76,739	97,610

Non-interest expenses:
Commissions and other employee compensation	53,158	59,003
Occupancy, equipment and computer service costs	7,877	8,493
Communications	2,919	3,238
Floor brokerage and clearing organization charges	1,073	962
Advertising and promotional	549	654
Provision for loan loss	—	39,511
Other	7,467	16,026

Total non-interest expenses	73,043	127,887

Income (loss) before income tax expense (benefit)	3,696	(30,277)
Income tax expense (benefit)	2,044	(9,529)

Net income (loss)	1,652	(20,748)
Net loss recognized in other comprehensive income (loss), net of tax of $(38) and $(20) for the three-months ended September 30, 2011 and September 24, 2010, respectively, on available for sale securities	(78)	(66)

Comprehensive income (loss)	$1,574	$(20,814)

Earnings (loss) per share – basic
Net income (loss)	$0.05	$(0.64)

Weighted average shares outstanding – basic	32,506,613	32,519,228

Earnings (loss) per share – diluted
Net income (loss)	$0.05	$(0.64)

Weighted average shares outstanding – diluted	32,506,613	32,519,228

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-months ended September 30, 2011 and September 24, 2010

(In thousands)

(Unaudited)

	For the Three-Months Ended
	September 30, 2011	September 24, 2010
Cash flows from operating activities:
Net income (loss)	$1,652	$(20,748)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,506	1,848
Accretion on discount of long-term debt	559	—
Amortization of deferred debt issuance costs associated with long-term debt	82	—
Amortization of premiums/discounts on loans purchased	152	(43)
Amortization of premiums /discounts on investment securities	73	97
Provision for doubtful accounts on receivables from customers	—	165
Provision for loan loss and write downs on real estate owned	574	46,960
Deferred income tax expense (benefit)	6,717	(6,520)
Allowance for deferred tax asset	(265)	844
Deferred compensation for deferred compensation plan and restricted stock plan	1,533	1,079
Loss (gain) on sale of loans	77	(12)
Gain on fixed assets transactions	(3)	—
Loss (gain) on sale of real estate	(128)	439
Gain on issuer’s redemption of investment securities	—	(1,078)
Equity in (earnings) losses of unconsolidated ventures	(37)	143
Dividend received on investment in Federal Home Loan Bank stock	(4)	(6)
Shortfall for taxes on vesting of restricted stock	62	303
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	(42,231)	4,355
Net change in broker, dealer and clearing organization accounts	(2,904)	14,163
Net change in client accounts	29,130	(14,948)
Net change in loans held for sale	—	424,055
Increase in securities owned	(7,733)	(10,717)
Decrease (increase) in securities purchased under agreements to resell	21,531	(14,630)
Increase in other assets	(2,515)	(7,548)
Increase in drafts payable	553	33
Increase (decrease) in securities sold, not yet purchased	(23,455)	3,691
Decrease in other liabilities	(15,096)	(6,083)

Net cash provided by (used in) operating activities	(30,170)	415,842

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned	(749)	(814)
Proceeds from the sale of real estate	2,489	9,947
Proceeds from the sale of loans	215	—
Loan originations and purchases	(844,908)	(1,991,991)
Loan repayments	853,471	1,746,516
Purchase of investment securities	(79,775)	—
Proceeds from the issuer’s redemption of investment securities	—	7,077
Cash received on investments	1,668	2,055
Proceeds from the sale of Federal Home Loan Bank stock	—	267
Purchases of Federal Home Loan Bank stock	—	(1,460)
Investment of proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. in restricted fund	(100,022)	—

Net cash used in investing activities	(167,611)	(228,403)

	For the Three-Months Ended
	September 30, 2011	September 24, 2010
Cash flows from financing activities:
Payments on short-term borrowings	$(1,059,300)	$(994,532)
Cash proceeds from short-term borrowings	1,101,300	1,034,032
Cash proceeds from other financing activities	(2,293)	5,684
Decrease in deposits	(20,739)	(8,318)
Advances from the Federal Home Loan Bank	—	418,644
Payments on advances from the Federal Home Loan Bank	(1,750)	(440,382)
Payment of cash dividends on common stock	—	(2,928)
Shortfall for taxes on vesting of restricted stock	(62)	(303)
Cash proceeds on securities sold under agreements to repurchase	—	454
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P.	100,000	—
Proceeds related to the deferred compensation plan	123	188

Net cash provided by financing activities	117,279	12,539

Net increase (decrease) in cash and cash equivalents	(80,502)	199,978
Cash and cash equivalents at beginning of period	298,903	27,190

Cash and cash equivalents at end of period	$218,401	$227,168

Supplemental schedule of non-cash investing and financing activities:
Foreclosures on loans	$1,204	$11,958

Transfer of loans from investment to held for sale	$—	$49,240

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,098	$11,293

Income taxes	$—	$1,635

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three-Months Ended September 30, 2011 and September 24, 2010

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 30, 2011, and for the three-months ended September 30, 2011 and September 24, 2010, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 24, 2011 filed on Form 10-K. Amounts as of June 24, 2011 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

SWS Insurance holds insurance agency licenses in forty-seven states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. The Company retains no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

The Bank is a federally chartered savings bank regulated since July 21, 2011 by the Office of the Comptroller of the Currency (“OCC”). Prior to July 21, 2011, the Bank was regulated by the Office of Thrift Supervision (“OTS”). As of July 21, 2011, the Federal Reserve Board (“FRB”) began supervising and regulating SWS Group and SWS Banc, which is a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month. The Bank’s first quarter financial statements are prepared as of September 30, 2011. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant intercompany balances and transactions have been eliminated.

Update of Significant Accounting Policies. A summary of the Company’s significant accounting policies is included in Note 1 of the Company’s Form 10-K for the fiscal year ended June 24, 2011 filed on September 2, 2011 (the “Fiscal 2011 Form 10-K”). Other than discussed in the individual notes to the Consolidated Financial Statements, there have been no significant accounting changes since June 24, 2011.

Income Taxes.

The following updates the Company’s income tax policies discussed in Note 1 (p), Federal Income Taxes of the Fiscal 2011 Form 10-K.

Certain deferred tax assets are derived from capital losses, which depend on having sufficient capital gain income within the carry-back and carry-forward period available under the tax law. The Company’s deferred tax assets include $705,000 which reflects the benefit of capital losses associated with its investments in certain partnership assets. As of September 30, 2011, the Company did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses. Accordingly, the Company has a valuation allowance of $579,000 to reflect the amount of deferred tax assets more likely than not, in the opinion of management, that will not be recognized. The valuation allowance was decreased $265,000 as a result of the recognition of capital gain income by the Company during its most recent tax filing period and additional valuation information received with respect to our investments in these partnership assets.

At September 30, 2011, the Company had approximately $1,381,000 of unrecognized tax benefits. The Company’s net liability decreased $13,000 from June 24, 2011 to September 30, 2011 due to settlements with taxing authorities and unrecognized tax benefits related to tax positions taken on previously filed returns and returns expected to be filed in the current fiscal year. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $300,000, net of federal benefit, as of September 30, 2011 and $322,000, net of federal benefit, as of June 24, 2011. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $1,081,000 as of September 30, 2011, net of federal benefit, and $1,072,000 as of June 24, 2011, net of federal benefit.

With limited exceptions, the Company is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2007. Examinations of certain state returns for the years ended December 31, 2007 through 2009 were initiated during the quarter ended September 30, 2011.

Income tax expense (benefit) for the three-month periods ended September 30, 2011 and September 24, 2010 (effective rate of 55.3% and 31.5% in the three-month periods ended September 30, 2011 and September 24, 2010, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal 2012 and 2011) to income (loss) before income tax expense (benefit) and is comprised of the following (in thousands):

	Three-Months Ended
	September 30, 2011	September 24, 2010
Income tax (benefit) at the statutory rate	$1,293	$(10,597)
Tax exempt interest	(212)	(213)
Tax exempt income from company-owned life insurance (“COLI”)	499	(228)
State income taxes, net of federal tax benefit	361	56

	Three-Months Ended
	September 30, 2011	September 24, 2010
Non-deductible meals and entertainment	$32	$34
Non-deductible compensation	374	105
Reduction of valuation allowance	(265)	844
Other, net	(38)	470

	$2,044	$(9,529)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of September 30, 2011 and June 24, 2011 are presented below (in thousands):

	September 30, 2011	June 24 2011
Deferred tax assets:
Employee compensation plans	$8,899	$12,711
Allowance for probable loan losses	13,898	16,735
Bad debt reserve	1,765	1,709
Deferred rent	1,694	1,659
Gain on sale of loans deferred	424	508
Investment in unconsolidated ventures	121	128
Long-term debt	284	—
State taxes	1,137	1,426
Other	807	690

Gross deferred tax assets	29,029	35,566
Valuation allowance	(579)	(844)

Net deferred tax asset	$28,450	$34,722

Deferred tax liabilities:
Securities available for sale	$(359)	$(398)
Extraordinary gain related to the M.L. Stern acquisition	(239)	(239)
Fixed assets, net	(432)	(440)
Other	(68)	(66)

Total gross deferred tax liabilities	(1,098)	(1,143)

Net deferred tax assets – included in other assets on the Consolidated Statements of Financial Condition	$27,352	$33,579

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s fair value policies are discussed in Note 1 (u), Fair Value of Financial Instruments of the Fiscal 2011 Form 10-K.

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities available for sale,” “Securities owned, at fair value”, “Securities sold, not yet purchased, at fair value” and “Warrants” at September 30, 2011 and June 24, 2011 and for the Bank at September 30, 2011 and June 30, 2011.

September (in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$60,840	$—	$—	$60,840

	$60,840	$—	$—	$60,840

	Level 1	Level 2	Level 3	Total
Securities available for sale
U.S. Home Systems, Inc. (“USHS”) common stock	$1,768	$—	$—	$1,768
Westwood Holdings Group, Inc. (“Westwood”) common stock	145	—	—	145
U.S. government and government agency obligations	—	79,493	—	79,493

	$1,913	$79,493	$—	$81,406

Securities owned, at fair value
Corporate equity securities	$1,087	$—	$800	$1,887
Municipal obligations	—	105,395	21,676	127,071
U.S. government and government agency obligations	6,812	18,446	—	25,258
Corporate obligations	—	68,655	—	68,655
Other	691	5,758	—	6,449

	$8,590	$198,254	$22,476	$229,320

Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$19,888	$117	$—	$20,005
Corporate obligations	—	24,936	—	24,936
Other	—	265	—	265

	$19,888	$25,318	$—	$45,206

Warrants
Stock purchase warrants	$—	$—	$24,307	$24,307

	$—	$—	$24,307	$24,307

Grand total	$51,455	$252,429	$(1,831)	$302,053

June (in thousands)
	Level 1	Level 2	Level 3	Total
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$55,617	$—	$—	$55,617

	$55,617	$—	$—	$55,617

Securities available for sale
USHS stock	$1,868	$—	$—	$1,868
Westwood stock	152	—	—	152

	$2,020	$—	$—	$2,020

Securities owned, at fair value
Corporate equity securities	$915	$—	$1,225	$2,140
Municipal obligations	—	76,589	21,676	98,265
U.S. government and government agency obligations	16,491	10,889	—	27,380
Corporate obligations	—	72,053	—	72,053
Other	692	21,057	—	21,749

	$18,098	$180,588	$22,901	$221,587

	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$50,350	$623	$—	$50,973
Corporate obligations	—	17,289	—	17,289
Other	—	399	—	399

	$50,350	$18,311	$—	$68,661

Grand total	$25,385	$162,277	$22,901	$210,563

There were no transfers between Level 1 and Level 2 for the three-months ended September 30, 2011.

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Warrants	Total
Beginning balance at June 24, 2011	$1,225	$21,676	$—	$22,901
Sales/redemption	(425)	—	—	(425)
Unrealized loss	—	—	(171)	(171)
Issuance of warrants	—	—	(24,136)	(24,136)

Ending balance at September 30, 2011	$800	$21,676	$(24,307)	$(1,831)

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in “Net gains on principal transactions” on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Changes in unrealized gain (losses) for the stock purchase warrants are presented in other revenue (expense) on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The total unrealized gain (loss) included in earnings related to assets still held for the three-month periods ended September 30, 2011 and September 24, 2010 was $(171,000) and $2,000, respectively.

Other Fair Value Disclosures

The Company’s fair value policies for instruments measured at fair value on a non-recurring basis or in accordance with the disclosure requirements of Accounting Standards Codification (“ASC”) 820-Fair Value Measurements and Disclosures are discussed in Note 1 (u), Fair Value of Financial Instruments - Other Fair Value Disclosures of the Fiscal 2011 Form 10-K, except as noted below.

Long-Term Debt. The fair value of the debt was estimated using a discounted cash flow model with assumptions regarding the factors a market participant would consider in valuing the liability, including credit and liquidity risk.

The recorded amounts and fair value of the Company’s financial instruments at September 30, 2011 and June 24, 2011 and for the Bank at September 30, 2011 and June 30, 2011 were as follows (in thousands):

	September		June
	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Securities held to maturity:
Government National Mortgage Association (“GNMA”) securities	$32,707	$33,517	$34,176	$34,496
Loans held for sale	4,932	4,932	5,241	5,241
Loans, net	937,037	1,044,654	946,768	1,023,362
REO and other repossessed assets(*)	22,818	22,818	24,562	24,562
Financial liabilities:
Deposits:
Deposits (with no stated maturity)	1,042,196	1,042,196	1,058,155	1,058,155
Time deposits	43,536	44,310	48,316	49,054
Advances from FHLB	92,962	108,846	94,712	106,729
Long-term debt	76,424	76,843	__	__

(*)	The amount of additional write-downs required to reflect current fair value was $574 and $7,449 for fiscal 2011 and 2010, respectively.

EMPLOYEE BENEFITS

Restricted Stock Plan. During the three months ended September 30, 2011 and September 24, 2010, no restricted stock grants were approved by the Board of Directors. For the three months ended September 30, 2011 and September 24, 2010, SWS recognized compensation expense related to restricted stock grants of approximately $220,000 and $225,000, respectively.

At September 30, 2011, there were 112,283 unvested shares outstanding under the Restricted Stock Plan and 372,500 shares available for future grants.

CASH AND CASH EQUIVALENTS

For the purpose of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures interest-bearing cash accounts up to $250,000. Also, non-interest bearing transaction accounts have unlimited coverage under FDIC insurance until December 31, 2012 in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At both September 30, 2011 and June 24, 2011, cash balances included $752,000 that were not federally insured because they exceeded federal insurance limits. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk of loss on these deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At September 30, 2011 and June 30, 2011, these reserve balances amounted to $3,509,000 and $4,158,000, respectively.

RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents represents funds received from Hilltop Holdings, Inc. (“Hilltop”), Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, ”Oak Hill”) upon completion of the transactions contemplated by the Funding Agreement entered into on March 20, 2011. The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries. See additional discussion in “Debt Issued with Stock Purchase Warrants.” Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows. Our restricted cash and cash equivalents are held in money market funds.

INVESTMENTS AND VARIABLE INTEREST ENTITIES

SWS has interests in three investment partnerships that it accounts for under the equity method, which approximates fair value. One is a limited partnership venture capital fund in which SWS has invested $5,000,000. Based on a review of the fair value of this limited partnership investment, SWS determined that its share of the investments made by the limited partnership should be valued at $2,117,000 at September 30, 2011 and $2,114,000 at June 24, 2011. SWS recorded a net gain on this investment for the three-months ended September 30, 2011 of $3,000 and a net loss on this investment for the three-months ended September 24, 2010 of $16,000.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of September 30, 2011, the Bank had invested $2,700,000 of its aggregate $5,000,000 commitment to the two funds. During the three-months ended September 30, 2011, the Bank recorded net gains of $34,000 related to these two investments. In comparison, during the three-months ended September 24, 2010, the Bank recorded a net loss of $127,000 related to these two investments.

The Company’s variable interest entity (“VIE”) policies are discussed in Note 11 Investments and Variable Interest Entities of the Fiscal 2011 Form 10-K.

The loans to commercial borrowers secured by real estate noted in the table below meet the definition of a VIE because the legal entities are insufficiently capitalized; however, the Company is not the primary beneficiary of the legal entities. The Company has customary lender’s rights and remedies as provided in the related promissory notes and loan agreements, but has no controlling interests in the operations of the legal entities of these borrowers. In addition, the Company has not provided the borrowers with any form of support outside of the contractual loan obligations. Accordingly, the entities are not consolidated in the Company’s financial statements.

($ in thousands)	September 30, 2011			June 30, 2011
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss

Loans to commercial borrowers secured by real estate	6	$4,536	$4,536	3	$6,280	$6,280

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition. See additional discussion in “Loans and Allowance for Probable Loan Losses.”

SECURITIES HELD TO MATURITY

Securities held to maturity consist of the following (in thousands):

	September 30, 2011	June 30, 2011
GNMA securities	$32,707	$34,176

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000 including a premium of $525,000. The premium is amortized over the 15 year stated maturity of the securities using the interest method. At September 30, 2011, the securities had a recorded value of $32,707,000. During the three-months ended September 30, 2011, the Bank recorded $40,000 in amortization of the premium and received $1,671,000 of principal and interest payments, recording $242,000 in interest. These securities are accounted for at amortized cost. The weighted average yield on this investment is expected to be 2.6% and weighted average maturity is 4.4 years.

At September 30, 2010, the Bank held $78,723,000 of GNMA securities which were sold in the second and third quarters of fiscal 2011. During the first quarter of fiscal 2011, the Bank recorded $97,000 in amortization of the premium for these securities and received $2,546,000 of principal and interest payments, recording $491,000 in interest.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 30, 2011, SWS held Temporary Liquidity Guarantee Program (“TLGP”) bonds with a fair value of $60,840,000 and cash of approximately $219,716,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act Rule 15c3-3”). SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at September 30, 2011.

At June 24, 2011, SWS held TLGP bonds with a fair value of $55,617,000 and cash of approximately $182,708,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 24, 2011.

SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock of USHS and Westwood, which it classifies as securities available for sale. In addition to the shares of common stock owned by SWS Group, the Bank owns U.S. government and government agency obligations securities that are available for sale. The unrealized holding gains (losses), net of tax, related to these securities are recorded as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition.

The following table summarizes the cost and market value of these investments at September 30, 2011 and June 24, 2011 (dollars in thousands):

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
September 30, 2011
USHS	357,154	$914	$854	$—	$1,768
Westwood	4,216	7	138	—	145
U.S. government and government agency obligations(*)	N/A	79,503	—	10	79,493

Securities available for sale		$80,424	$992	$10	$81,406

(*)	In the three-months ended September 30, 2011, the Bank purchased these securities at a cost of $79,775 including a premium of $2,287. The premium is amortized over an average life of 8.6 years using the interest method. The Bank recorded $33 in amortization of the premium during the three-months ended September 30, 2011 and the Bank received $296 in principal and interest payments, recording $57 in interest.

The Bank’s investment in these securities is classified as Level 2 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments” and is valued based on models using observable inputs rather than quoted market prices in an active market.

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 24, 2011
USHS	357,154	$914	$954	$—	$1,868
Westwood	4,216	7	145	—	152

Securities available for sale		$921	$1,099	$—	$2,020

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 30, 2011 and June 24, 2011, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$34,100	$19,387
Securities borrowed	1,710,198	1,529,707
Correspondent broker/dealers	34,221	38,019
Clearing organizations	25,790	20,879
Other	15,257	12,531

	$1,819,566	$1,620,523

Payable
Securities failed to receive	$43,094	$18,214
Securities loaned	1,698,771	1,519,665
Correspondent broker/dealers	14,368	12,087
Other	7,939	18,067

	$1,764,172	$1,568,033

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At September 30, 2011, SWS had collateral of $1,710,193,000 under securities lending agreements, of which SWS had repledged $1,661,470,000. At June 24, 2011, SWS had collateral of $1,529,607,000 under securities lending agreements, of which SWS had repledged $1,484,485,000.

LOANS HELD FOR SALE

Loans held for sale consist of originated loans that were held for investment that management subsequently decided to sell.

The recorded values of loans held for sale were as follows (in thousands):

	September 30, 2011	June 30, 2011
Loans held for sale	$4,932	$5,241

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loans is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable at September 30, 2011 and June 30, 2011 are summarized as follows (in thousands):

	September	June
Loans receivable:
Residential construction	$19,347	$33,296
Lot and land development	43,253	60,070
1-4 family (*)	274,001	217,175
Commercial real estate	423,645	444,064
Multi-family	58,782	60,831
Commercial loans	155,170	173,170
Consumer loans	2,973	3,055

	977,171	991,661
Unamortized premiums and discounts	(424)	(460)

	976,747	991,201
Allowance for probable loan losses	(39,710)	(44,433)

	$937,037	$946,768

(*)	Includes $166,502 and $100,239 of purchased mortgage loans held for investment at September 30, 2011 and June 30, 2011, respectively.

There were 1,210,000 and 1,452,000 of unamortized deferred fees and costs in the loans receivable balances at September 30, 2011 and June 30, 2011, respectively.

In the second quarter of fiscal 2011, the Company adopted Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” In the first quarter of fiscal 2012, the Company adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). The information requested by these ASU’s is included in the tables below.

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

The analysis of the allowance for loan losses for the three-months ended September 30, 2011 and 2010 and the recorded investment in loans receivable at September 30, 2011 and 2010 were as follow (in thousands):

	Three-Months Ended September 30, 2011
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multi- family	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$531	$3,168	$6,107	$28,306	$871	$5,417	$33	$44,433
Charge-offs	(345)	(1,040)	(184)	(1,483)	(1,660)	(468)	—	(5,180)
Recoveries	120	56	22	217	—	42	—	457

Net charge-offs	(225)	(984)	(162)	(1,266)	(1,660)	(426)	—	(4,723)
Additions charged to operations	1,104	2,393	(856)	(5,307)	3,803	(1,122)	(15)	—

Balance at end of period	$1,410	$4,577	$5,089	$21,733	$3,014	$3,869	$18	$39,710

Ending balance: individually evaluated for impairment	$833	$1,209	$607	$4,373	$653	$1,136	$—	$8,811

Ending balance: collectively evaluated for impairment	$577	$3,368	$4,482	$17,360	$2,361	$2,733	$18	$30,899

Financing receivables:
Balance at end of period	$19,347	$43,177	$273,866	$423,426	$58,765	$155,193	$2,973	$976,747

Ending balance: individually evaluated for impairment	$6,310	$8,448	$4,649	$44,487	$18,266	$5,136	$69	$87,365

Ending balance: collectively evaluated for impairment	$13,037	$34,729	$269,217	$378,939	$40,499	$150,057	$2,904	$889,382

	Three-Months Ended September 30, 2010
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multi- family	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$3,362	$4,808	$3,542	$19,733	$812	$2,853	$31	$35,141
Charge-offs	(1,612)	(2,204)	(3,156)	(20,487)	(528)	(1,542)	—	(29,529)
Recoveries	125	87	10	10	—	33	1	266

Net charge-offs	(1,487)	(2,117)	(3,146)	(20,477)	(528)	(1,509)	1	(29,263)
Additions charged to operations	588	3,445	4,991	24,799	1,950	3,747	(9)	39,511

Balance at end of period	$2,463	$6,136	$5,387	$24,055	$2,234	$5,091	$23	$45,389

Ending balance: individually evaluated for impairment	$—	$190	$760	$2,270	$772	$—	$—	$3,992

Ending balance: collectively evaluated for impairment	$2,463	$5,946	$4,627	$21,785	$1,462	$5,091	$23	$41,397

Financing receivables:
Balance at end of period	$61,248	$106,660	$389,002	$492,183	$81,703	$209,081	$4,399	$1,344,276

Ending balance: individually evaluated for impairment	$1,212	$13,195	$13,788	$30,016	$16,693	$1,110	$174	$76,188

Ending balance: collectively evaluated for impairment	$60,036	$93,465	$375,214	$462,167	$65,010	$207,971	$4,225	$1,268,088

The allowance to ending loan balance, excluding purchased mortgage loans held for investment, ratio as of September 30, 2011 and September 30, 2010 was 4.90% and 4.12%, respectively. There is no allowance for probable loan loss for purchased mortgage loans held for investment as these loans are in the portfolio for 15 days or less.

Loans receivable on non-accrual status as of September 30, 2011 and June 30, 2011 were as follows (in thousands):

	September 30, 2011	June 30, 2011
1-4 family	$2,930	$3,377
Lot and land development	7,180	17,888
Multi-family	18,993	14,493
Residential construction	3,031	4,799
Commercial real estate	16,331	20,626
Commercial loans	4,257	3,166
Consumer loans	69	21

	$52,791	$64,370

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. The average recorded investment in non-accrual loans was approximately $59,126,000 during the three-months ended September 30, 2011 and $53,875,000 during the three-months ended September 30, 2010. Interest income recorded on non-accrual loans prior to being placed on non-accrual status totaled approximately $39,000 and $389,000 for the three-months ended September 30, 2011 and September 30, 2010, respectively.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of September 30, 2011 and June 30, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
September 30, 2011
With no related allowance recorded:
1-4 family	$2,674	$3,007	$—	$2,913	$1
Lot and land development	4,581	5,260	—	14,204	29
Multi-family	6,723	8,688	—	11,419	—
Residential construction	2,030	2,078	—	2,376	—
Commercial real estate	10,478	14,032	—	11,267	—
Commercial loans	4,824	6,460	—	3,704	—
Consumer loans	69	77	—	29	—

	31,379	39,602	—	45,912	30

With an allowance recorded:
1-4 family	1,975	1,976	607	2,115	20
Lot and land development	3,867	4,325	1,209	1,363	17
Multi-family	11,543	12,939	653	3,848	—
Residential construction	4,280	4,280	833	1,580	25
Commercial real estate	34,009	34,461	4,373	22,659	214
Commercial loans	312	485	1,136	1,066	209
Consumer loans	—	—	—	—	—

	55,986	58,466	8,811	32,631	485

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
September 30, 2011
Total
1-4 family	$4,649	$4,983	$607	$5,028	$21
Lot and land development	8,448	9,585	1,209	15,567	46
Multi-family	18,266	21,627	653	15,267	—
Residential construction	6,310	6,358	833	3,956	25
Commercial real estate	44,487	48,493	4,373	33,926	214
Commercial loans	5,136	6,945	1,136	4,770	209
Consumer loans	69	77	—	29	—

	$87,365	$98,068	$8,811	$78,543	$515

(*)	Represents the average recorded investment for the three-months ended September 30, 2011.
(#)	Represents interest income recognized on impaired loans for the three-months ended September 30, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2011
With no related allowance recorded:
1-4 family	$3,214	$3,604	$—	$6,032	$2
Lot and land development	19,418	20,329	—	13,630	70
Multi-family	14,493	15,303	—	10,318	—
Residential construction	4,799	5,702	—	3,181	—
Commercial real estate	11,446	13,658	—	14,705	35
Commercial loans	2,818	3,740	—	1,837	—
Consumer loans	21	27	—	98	—

	$56,209	$62,363	$—	$49,801	$107

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2011
With an allowance recorded:
1-4 family	$2,560	$2,560	$381	$3,136	$136
Lot and land development	112	112	23	1,167	24
Multi-family	—	—	—	3,626	—
Residential construction	230	230	2	116	10
Commercial real estate	17,147	17,784	2,322	13,995	291
Commercial loans	1,797	1,797	425	682	539
Consumer loans	—	—	—	—	—

	21,846	22,483	3,153	22,722	1,000

June 30, 2011
Total
1-4 family	5,774	6,164	381	9,168	138
Lot and land development	19,530	20,441	23	14,797	94
Multi-family	14,493	15,303	—	13,944	—
Residential construction	5,029	5,932	2	3,297	10
Commercial real estate	28,593	31,442	2,322	28,700	326
Commercial loans	4,615	5,537	425	2,519	539
Consumer loans	21	27	—	98	—

	$78,055	$84,846	$3,153	$72,523	$1,107

(*)	Represents the average recorded investment for the fiscal year ended June 30, 2011.
(#)	Represents interest income recognized on impaired loans for the fiscal year ended June 30, 2011.

In compliance with the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”), the Bank implemented processes to continuously monitor the credit quality of its loan portfolio as well as compliance with both internal policies and regulatory guidance. These processes include an internal credit review department and the use of external credit review consultants. Reports provided by these groups to management and the Board assist in overall risk mitigation for the Bank’s loan portfolio and with compliance with the Order. See “Cease and Desist Order with the Office of the Comptroller of the Currency.”

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables, excluding loans held for sale, as of September 30, 2011 and June 30, 2011 (in thousands):

	Pass	Special Mention(*)	Substandard(#)	Total
September 30, 2011
1-4 family	$256,428	$341	$17,097	$273,866
Lot and land development	21,301	1,668	20,208	43,177
Multi-family	34,301	—	24,464	58,765
Residential construction	10,856	—	8,491	19,347
Commercial real estate	319,795	6,586	97,045	423,426
Commercial loans	142,335	1,548	11,310	155,193
Consumer loans	2,904	—	69	2,973

	$787,920	$10,143	$178,684	$976,747

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2011
1-4 family	$198,719	$61	$18,258	$217,038
Lot and land development	24,873	3,230	31,887	59,990
Multi-family	34,378	6,225	20,210	60,813
Residential construction	20,860	465	11,971	33,296
Commercial real estate	337,254	7,193	99,367	443,814
Commercial loans	155,174	4,103	13,918	173,195
Consumer loans	3,021	13	21	3,055

	$774,279	$21,290	$195,632	$991,201

(*)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
(#)	These loans exhibit well defined weaknesses that could jeopardize the ultimate collection of all or part of the debt. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate for substandard assets, does not have to exist in individual assets classified as “Substandard”.

The following tables highlight the age analysis of the Bank’s financing receivables as of September 30, 2011 and June 30, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2011
1-4 family	$20	$358	$2,098	$2,476	$271,390	$273,866	$—
Lot and land development	768	384	3,325	4,477	38,700	43,177	—
Multi-family	—	4,871	1,873	6,744	52,021	58,765	—
Residential construction	378	—	3,029	3,407	15,940	19,347	1,584	(*)
Commercial real estate	4,996	1,297	10,333	16,626	406,800	423,426	—
Commercial loans	396	44	3,170	3,610	151,583	155,193	—
Consumer loans	16	8	54	78	2,895	2,973	—

	$6,574	$6,962	$23,882	$37,418	$939,329	$976,747	$1,584

(*) Loan was paid in full October 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2011
1-4 family	$837	$221	$2,053	$3,111	$213,927	$217,038	$—
Lot and land development	714	—	2,373	3,087	56,903	59,990	—
Multi-family	—	—	2,010	2,010	58,803	60,813	—
Residential construction	870	849	4,251	5,970	27,326	33,296	—
Commercial real estate	1,452	2,799	9,870	14,121	429,693	443,814	—
Commercial loans	1,446	717	2,222	4,385	168,810	173,195	—
Consumer loans	63	13	14	90	2,965	3,055	—

	$5,382	$4,599	$22,793	$32,774	$958,427	$991,201	$—

In certain circumstances, the Bank modifies the terms of its loans to a troubled borrower. Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate or rescheduling of future cash flows. The Bank accounts for the modification as a troubled debt restructuring (“TDR”) according to the provisions of ASU 2011-02.

Loans that have been modified in a TDR continue to be considered restructured until paid in full. These loans, including loans restructured in the prior 12 months that defaulted during the period, are individually evaluated for impairment taking into consideration payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. A specific allowance for an impaired loan that has been modified in a TDR is established when the loan’s fair value is lower than its respective recorded investment. In addition, the historical rate of charge-offs to the pre-modification recorded investment by portfolio segment is factored into the formula utilized to determine the general allowance for probable loan losses.

The table below presents the recorded investment of loans modified in TDRs as of September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011(1)	June 30, 2011(1)
1-4 family	$370	$50
Lot and land development	4,560	4,295
Multi-family	12,939	13,009
Commercial real-estate	2,063	4,868
Commercial	1,291	693

	$21,223	$22,915

(1)	The allowance for loan losses, excluded from the recorded investment, associated with loans modified in TDRs as of September 30, 2011 and June 30, 2011, was $1,702 and $0, respectively. The recorded investment includes $1,066 and $540 of loans on accrual status as of September 30, 2011 and June 30, 2011, respectively.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three-months ended September 30, 2011 (in thousands):

	Three-Months Ended September 30, 2011
	Number of Contracts (1)	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	2	$600	$600

(1)	These modifications extended the maturity date of the loans.

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted during the three-months ended September 30, 2011 are summarized in the following table (in thousands):

	Three-Months Ended September 30, 2011
	Number of Contracts	Recorded
Lot and land development	1	$745
Commercial real estate	1	2,063
Commercial	2	424

	4	$3,232

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at September 30, 2011 and June 24, 2011 consisted of the following (in thousands):

	September	June
Securities owned
Corporate equity securities	$1,887	$2,140
Municipal obligations	127,071	98,265
U.S. government and government agency obligations	25,258	27,380
Corporate obligations	68,655	72,053
Other	6,449	21,749

	$229,320	$221,587

Securities sold, not yet purchased
U.S. government and government agency obligations	$20,005	$50,973
Corporate obligations	24,936	17,289
Other	265	399

	$45,206	$68,661

Securities owned and securities sold, not yet purchased are carried at fair value. See additional discussion in “Fair Value of Financial Instruments.”

Certain of the above securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’s clearing business. See additional discussion in “Short-Term Borrowings.” Securities pledged as security deposits at clearing organizations were $2,950,000 and $2,550,000 at September 30, 2011 and June 24, 2011, respectively.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At September 30, 2011, SWS held reverse repurchase agreements totaling $21,118,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $21,149,000. At June 24, 2011, SWS held reverse repurchase agreements totaling $42,649,000, collateralized by U.S. government and government agency obligations with a market value of approximately $42,834,000.

SHORT-TERM BORROWINGS

The following table details the components of short-term borrowings for the brokerage segments at September 30, 2011 and June 24, 2011 and for the Bank at September 30, 2011 and June 30, 2011 (in thousands):

	September
	Limit	Collateral	Outstanding	Available
Brokerage
Short-term borrowings:
Uncommitted lines of credit:
Broker lines of credit (1)	$300,000	$142,252	$110,000	$190,000
Unsecured (2)	20,000	N/A	—	19,750
Committed lines of credit (3)	45,000	67,267	42,000	3,000
Unsecured letters of credit:
Securities clearing organizations (4)	250	N/A	—	N/A
Support for options trading (5)	75,000	97,556	—	75,000
Bank
Short-term borrowings:
Secured lines of credit (6)	N/A	N/A	—	71,168

			$152,000

	June
	Limit	Collateral	Outstanding	Available
Brokerage
Short-term borrowings:
Uncommitted lines of credit:
Broker lines of credit (1)	$300,000	$111,521	$72,000	$228,000
Unsecured (2)	20,000	N/A	—	19,750
Committed lines of credit (3)	45,000	61,788	38,000	7,000
Unsecured letters of credit:
Securities clearing organizations (4)	250	N/A	—	N/A
Support for options trading (5)	75,000	95,987	—	65,000
Bank
Short-term borrowings:
Secured lines of credit (6)	N/A	N/A	—	82,595

			$110,000

(1)	These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts, and underwriting activities. These lines may also be used to release pledged collateral against day loans. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.06% at September 30, 2011 and 0.08% at June 30, 2011).
(2)	This unsecured line of credit is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing.
(3)	On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000 committed revolving credit facility. The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000.
(4)	These unsecured letters of credit are pledged to support SWS’s open positions with securities clearing organizations, bear a 1% commitment fee and are renewable semi-annually.
(5)	This irrevocable letter of credit agreement is pledged to support customer open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at September 30, 2011 and June 30, 2011), if drawn, and is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts.
(6)	The Bank entered into this secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 100 basis points.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities. At September 30, 2011, approximately $320,048,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $37,301,000 under securities loan agreements. At June 24, 2011, approximately $319,885,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $35,181,000 under securities loan agreements.

DEBT ISSUED WITH STOCK PURCHASE WARRANTS

On March 20, 2011, the Company entered into a Funding Agreement with Hilltop and Oak Hill. On July 29, 2011, after receipt of stockholder and regulatory approval, the Company completed the following transactions contemplated by the Funding Agreement:

•	a $100,000,000, five year, unsecured loan from Hilltop and Oak Hill under the terms of a credit agreement;

•	issuance of warrants to Hilltop and Oak Hill allowing them to purchase up to 17,391,304 shares of the Company’s common stock; and

•

granting Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to the Company’s Board of Directors so long as each owns 9.9% or more of all of the outstanding shares of the Company’s common stock or securities convertible into at least 9.9% of the Company’s outstanding common stock.

In connection with the loans made by Hilltop and Oak Hill under the credit agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series (the “Series A Preferred Stock”)) and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock). These warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the warrants have a weighted average anti-dilution adjustment for the Company’s issuance of common stock at less than 90% of the market price of the common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the warrants represent approximately 17% of the Company’s common stock as of September 30, 2011 (assuming that each of Hilltop and Oak Hill exercises its warrant in full).

The warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the warrants. The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them being deemed to control the Company for purposes of the federal banking laws and regulations specified in the warrants. No shares of Series A Preferred Stock are issued or outstanding. See additional discussion concerning the Series A Preferred Stock in “Preferred Stock.”

The warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value. Initial valuation of the warrants using a binomial valuation model and a closing stock price of $5.45 per share indicated a fair value of $24,136,000. At September 30, 2011, the warrant was valued at $24,307,000. The change in fair value of $171,000 was recorded in other expense on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The binomial model assumes upward and downward price movements to produce a binominal distribution of underlying stock prices and other variables in the model include the risk free rate of return, dividend yield and volatility of the stock price. The Company’s warrants are classified as Level 3 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments.”

The debt is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%. The discount on the debt was initially valued at $24,136,000 and is being accreted using the effective interest method. For the three-months ended September 30, 2011, the Company recorded $559,000 in accretion expense on the discount, resulting in a total long-term debt balance of $76,424,000. For the three-months ended September 30, 2011, interest expense accrued on the debt was $1,356,000. Total interest expense recorded for the three months ended September 30, 2011 on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was $1,915,000.

The credit agreement contains customary covenants which require the Company to, among other things:

•

maintain a tangible net worth at least equal to the sum of $275,000,000 and 20% of cumulative consolidated net income (as defined in the credit agreement) for each fiscal quarter for which consolidated net income is positive;

•	maintain a minimum unrestricted cash balance (as defined in the credit agreement) of at least $4,000,000;

•	maintain an excess net capital balance at Southwest Securities of at least $100,000,000 as of the end of each calendar month; and

•	adhere to the requirements of the Order.

In addition, certain of these covenants limit the Company’s and certain of the Company’s subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	dispose of or acquire certain assets;

•	pay dividends on the Company’s capital stock;

•	make investments, including acquisitions; and

•	enter into transactions with affiliates.

During the three-months ended September 30, 2011, the Company defaulted on two of the provisions of the credit agreement. Specifically, the Company breached the representation and warranty that the Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) due to the Company’s restatement of its quarterly financial statements resulting from an error in the application of GAAP with respect to the Bank’s treatment of mortgage purchase loans held for sale. The Company requested and received a waiver of this event of default. The second event of default arose as a result of a late payment of interest. The credit agreement requires interest payments on the loans to be paid the last day of each of March, June, September and December. The first payment, which was due September 30, 2011, was paid on October 11, 2011, six business days after the required payment date. As a result of this event of default, the Company requested and received a waiver.

Legal and accounting fees, printing costs and other expenses associated with the debt and warrants totaled $2,459,000 and are being amortized on the straight-line method over the term of the debt. For the three months ended September 30, 2011, interest expense charged to operations was $82,000.

DEPOSITS

The Bank’s deposits at September 30, 2011 and June 30, 2011 consisted of the following (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$66,087	6.1%	$69,131	6.3%
Interest bearing demand accounts	9,314	0.9	10,288	0.9
Savings accounts	941,390	86.7	952,775	86.1
Limited access money market accounts	25,405	2.3	25,961	2.4
Certificates of deposit, less than $100,000	25,428	2.3	27,002	2.4
Certificates of deposit, $100,000 and greater	18,108	1.7	21,314	1.9

	$1,085,732	100.0%	$1,106,471	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.09% at September 30, 2011 and 0.13% at June 30, 2011.

At September 30, 2011, the scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$17,996	$2,526	$1,663	$2,951	$292	$25,428
Certificates of deposit, $100,000 and greater	12,099	2,217	1,302	2,265	225	18,108

	$30,095	$4,743	$2,965	$5,216	$517	$43,536

The Bank is funded primarily by core deposits, with interest bearing checking accounts and savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at September 30, 2011 and June 24, 2011 were $8,020,000 and $10,313,000, respectively.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At September 30, 2011 and June 30, 2011, advances from the Federal Home Loan Bank (“FHLB”) were due as follows (in thousands):

	September	June
Maturity:
Due within one year	$12,828	$8,465
Due within two years	17,885	14,987
Due within five years	25,929	34,081
Due within seven years	5,765	4,803
Due within ten years	9,400	7,218
Due within twenty years	21,155	25,158

	$92,962	$94,712

Pursuant to collateral agreements with the FHLB the advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $404,440,000 of collateral value (as defined) in qualifying loans at September 30, 2011 (calculated at June 30, 2011). At June 30, 2011 (calculated at March 31, 2011), the advances from the FHLB had interest rates from 2% to 7% and were collateralized by approximately $354,000,000 of collateral value in qualifying loans.

At September 30, 2011, the Bank had net borrowing capacity with the FHLB of $311,981,000.

REGULATORY CAPITAL REQUIREMENTS

Brokerage.

At September 30, 2011 and June 24, 2001, the net capital position of Southwest Securities was as follows (in thousand):

	September 30, 2011	June 24, 2011
Net capital	$125,448	$121,928
Less: required net capital	7,724	6,489

Excess net capital	$117,724	$115,439

Net capital as a percent of aggregate debit items	32.5%	37.6%

Net capital in excess of 5% aggregate debit items	$106,138	$105,705

At September 30, 2011 and June 24, 2001, the net capital position of SWS Financial was as follows (in thousand):

	September 30, 2011	June 24, 2011
Net capital	$896	$1,056
Less: required net capital	250	250

Excess net capital	$646	$806

For more information, see the discussion in Note 18, Regulatory Capital Requirements in the Fiscal 2011 Form 10-K

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

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulation”) and the OTS issued the Order. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank was deemed to be “adequately capitalized” and no longer met the definition of “well capitalized” under federal statutes and OTS regulations even though its capital ratios met or exceeded all applicable requirements under federal law, OTS regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of the Comptroller of the Currency.” As of September 30, 2011, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a well-capitalized institution. As of September 30, 2011, the Bank’s total risk-based capital ratio was 15.4%, resulting in $32,529,000 in excess capital over the Order’s total risk-based capital requirement of $116,278,000, and its Tier I risk-based capital ratio was 14.1% and its Tier I (core) capital ratio was 10.4%, resulting in $31,142,000 in excess capital over the Order’s Tier I (core) capital requirement of $105,553,000.

The Bank’s capital amounts and ratios at September 30, 2011 and June 30, 2011 were (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Order’s Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total risk-based capital	$148,807	15.4%	$77,518	8.0%	$96,898	10.0%	$116,278	12.0%
Tier I risk-based capital	136,695	14.1	38,759	4.0	58,139	6.0	77,518	8.0
Tier I (core) capital	136,695	10.4	52,777	4.0	65,971	5.0	105,553	8.0
June 30, 2011
Total risk-based capital	$143,798	15.6%	$73,946	8.0%	$92,433	10.0%	$110,920	12.0%
Tier I risk-based capital	132,244	14.3	36,973	4.0	55,460	6.0	73,946	8.0
Tier I (core) capital	132,244	9.9	53,522	4.0	66,902	5.0	107,043	8.0

INTEREST INCOME AND INTEREST EXPENSE

For the three-months ended September 30, 2011 and September 24, 2010 and, for the Bank, for the three-months ended September 30, 2011 and 2010, the components of interest income and expense were as follows:

	For the Three-Months Ended
	September 2011	September 2010
Interest income:
Customer margin accounts	$2,258	$1,934
Assets segregated for regulatory purposes	59	102
Stock borrowed	14,778	12,483
Loans	13,515	21,597
Other	3,051	2,724

	$33,661	$38,840

	For the Three-Months Ended
	September 2011	September 2010
Interest expense:
Customer funds on deposit	$90	$124
Stock Loaned	11,622	8,949
Deposits	261	672
Federal Home Loan Bank	1,073	1,287
Long-term debt	1,997	—
Other	815	708

	15,858	11,740

Total net interest revenue	$17,803	$27,100

EARNINGS (LOSS) PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted earnings per share computation for the three-months ended September 30, 2011 and September 24, 2010 (in thousands, except share and per share amounts):

	Three-Months Ended
	September 30, 2011	September 24, 2010
Net income (loss)	$1,652	$(20,748)
Dividends on estimated forfeitures-restricted stock	—	2

Adjusted net income (loss)	$1,652	$(20,746)

Weighted average shares outstanding – basic(*)	32,506,613	32,519,228
Effect of dilutive securities:
Assumed exercise of stock options	—	—

Weighted average shares outstanding – diluted	32,506,613	32,519,228

Earnings (loss) per share – basic
Net income (loss)	$0.05	$(0.64)

Earnings (loss) per share – diluted
Net income (loss)	$0.05	$(0.64)

(*)	Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

As of September 30, 2011, warrants to acquire 17,391,304 shares of common stock were not included in the calculation of diluted EPS because these were anti-dilutive.

At September 30, 2011, options to acquire approximately 111,000 shares of common stock outstanding under SWS’ stock option plans. At September 24, 2010, options to acquire 287,000 shares of common stock were outstanding under the 1996 Plan and the SWS Group, Inc. 1997 Stock Option Plan. See “Employee Benefits.” As of September 30, 2011, options to acquire 53,282 shares of common stock were anti-dilutive and were excluded from the calculation of weighted average shares outstanding-diluted and diluted EPS. As a result of the net loss for the three-months ended September 24, 2010, all options were anti-dilutive and were excluded from the calculation of weighted average shares outstanding-diluted and diluted EPS.

The Company did not declare a dividend for the three-months ended September 20, 2011. Dividends per share for the three-months ended September 24, 2010 were $0.09.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases common stock under a plan approved by the Board of Directors. Currently, SWS is authorized to repurchase 500,000 shares of common stock from time to time in the open market, expiring February 28, 2013. During the three-months ended September 30, 2011 and September 24, 2010. SWS Group did not purchase any shares of common stock under this plan.

Additionally, the trustee under the deferred compensation plan periodically purchases shares of common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. No shares were purchased in the three-months ended September 30, 2011 and September 24, 2010. The plan did not distribute any shares to participants in the three-months ended September 30, 2011. The plan distributed 927 shares to participants in the three-months ended September 24, 2010.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. In the three-months ended September 30, 2011, the Company repurchased 8,463 shares with a market value of approximately $36,000, or an average price of $4.29 per share, upon vesting of restricted Stock grants. In the three-months ended September 24, 2010 the Company repurchased 18,095 shares with a market value of approximately $131,000, or an average of $7.22 per share, upon vesting of restricted stock grants.

PREFERRED STOCK

On March 17, 2011 in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred stock, par value $1.00 per share. The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares are issued or outstanding. If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding. The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. See additional discussion concerning the Series A Preferred Stock in “Debt Issued with Stock Purchase Warrants.”

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

SWS’ segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how the Company manages its resources and assesses its performance. Management assesses performance based primarily on income before income taxes and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’ business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in Note 1, Significant Accounting Policies, to the Company’s audited consolidated financial statements contained in the Fiscal 2011 Form 10-K;

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

The “other” category includes SWS Group, corporate administration and SWS Capital. SWS Capital is a dormant entity that holds approximately $30,000 of assets. SWS Group is a holding company that owns various investments, including USHS common stock.

The following table presents the Company’s operations by the segments outlined above for the three-months ended September 30, 2011 and September 24, 2010:

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended September 30, 2011

Operating revenue	$3,349	$28,112	$28,881	$347	$(1,753)	$58,936
Net intersegment revenues	(213)	220	94	936	(1,037)	—
Net interest revenue	1,617	1,098	4,391	12,674	(1,977)	17,803
Net revenues	4,966	29,210	33,272	13,021	(3,730)	76,739
Operating expenses	5,042	27,931	23,112	10,273	6,685	73,043
Depreciation and amortization	23	222	126	533	602	1,506
Income (loss) before taxes	(76)	1,279	10,160	2,748	(10,415)	3,696
Assets(*)	330,237	241,530	1,985,467	1,329,353	136,964	4,023,551

Three-months ended September 24, 2010

Operating revenue	$3,800	$27,254	$38,103	$1,014	$339	$70,510
Net intersegment revenues	(188)	207	77	981	(1,077)	—
Net interest revenue	1,571	817	4,489	20,176	47	27,100
Net revenues	5,371	28,071	42,592	21,190	386	97,610
Operating expenses	4,878	27,754	27,498	59,188	8,569	127,887
Depreciation and amortization	214	244	145	616	629	1,848
Income (loss) before taxes	493	317	15,094	(37,998)	(8,183)	(30,277)
Assets(*)	346,654	190,274	2,151,393	1,755,030	27,617	4,470,968

(*)	The following reconciles assets to total assets as presented in the September 30, 2011 and September 24, 2010 Consolidated Statements of Financial Condition (in thousands):

	September 30, 2011	September 24, 2010
Amount as presented above	$4,023,551	$4,470,968
Reconciling items:
Unallocated assets:
Cash	9,982	3,216
Receivables from brokers, dealers and clearing organizations	49,360	52,080
Receivable from clients, net of allowances	34,419	26,177
Other assets	33,476	17,953
Unallocated eliminations	(17,648)	(3,217)

Total assets	$4,133,140	$4,567,177

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

The Company has been named as a defendant in three lawsuits related to a $35,000,000 bond offering that was 40% underwritten by M.L. Stern & Co., LLC. SWS Group purchased M.L. Stern & Co. LLC in 2008. The offering took place in November 2005, and the lawsuit was filed in November 2009.

The lawsuits are in the early stage of discovery and the ultimate amount of liability associated with this claim cannot currently be determined. However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred. As of September 30, 2011, the Company has recorded a liability of approximately $1,000,000 related to this matter.

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

Venture Capital Funds. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of September 30, 2011, the Bank had invested $2,700,000 of its commitment. These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limit ownership interest in a private equity fund to 3% and will become effective July 21, 2012. The proposed rule has a two year compliance period after the effective date. After the two year period has expired, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010. Also, funds meeting the definition of “designed primarily to promote the public welfare” are not subject to the rule. The Bank’s ownership percentage in one of the limited partnership equity funds is greater than 3% and would qualify as an illiquid fund. In addition, this limited partnership equity fund may meet the definition of “designed primarily to promote the public welfare” as the Bank invests in this fund as a cost effective way of meeting its obligations under the CRA. The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.

Underwriting. Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. At September 30, 2011, the Company had $1,859,000 in total potential commitments under outstanding underwriting arrangements.

Guarantees. The Bank faces the risk of credit loss under commitments to extend credit and stand-by letters of credit in the contractual amount of these instruments due to breach by the other party to the instrument. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments reported on the Consolidated Statements of Financial Condition.

As of September 30, 2011, the Bank had issued stand-by letters of credit in the amount of $363,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of fully collateralized loans with repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

Subject to the operating limitations in the Order, in the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of September 30, 2011, the Bank had unfunded commitments of $49,752,000 relating to revolving lines of credit. In addition, as of September 30, 2011, the Bank had unfunded new loans in the amount of $6,330,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire unused, the Bank’s total commitments do not necessarily represent its future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank has not incurred any significant losses on its commitments in fiscal 2012. Further, management believes the Bank will not incur material losses as a result of the commitments existing at September 30, 2011.

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies counterparties against potential losses caused by the breach of those representations and warranties. These indemnification obligations generally are standard contractual indemnities and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnities cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnities.

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

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board’s (“FASB”) and the SEC have recently issued the following statements, which are applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS or are not expected to have a material effect on our financial statements:

Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment.” In September 2011, the FASB issued ASU 2011-08 to simplify how an entity tests goodwill for impairment. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, the Company’s first quarter of fiscal 2013 and early adoption is permitted. The Company does not expect ASU 2011-08 to have a material impact on its financial statements and processes.

ASU 2011-05, “Comprehensive Income.” In June 2011, the FASB issued ASU 2011-05 to increase the prominence of items reported in other comprehensive income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, the Company’s first quarter of fiscal 2013 and early adoption is permitted. The Company does not expect ASU 2011-05 to have a material impact on its financial statements and processes.

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU 2011-04 to allow for common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements has changed. FASB does not intend for the changes to result in a change in the application of the requirements in the fair value standard. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, the Company’s third quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material impact on its financial statements and processes.

ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreement.” In April 2011, the FASB issued ASU 2011-03 to improve the accounting for repurchase and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011, which is the Company’s fiscal 2012 third quarter. The Company does not expect, ASU 2011-03 to have material impact on its financial statements and processes.

AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in an interest bearing checking account called Bank Insured Deposits at the Bank. These funds are FDIC insured up to $250,000. The funds are considered core deposits and are the primary funding source for the Bank. At September 30, 2011, the Bank had $1,085,732,000 of core deposits, of which $935,248,000 were Bank Insured Deposits.

At June 30, 2010, two directors, together with certain members of their families, owned approximately 64% of a holding company which owned a local bank. The Bank sold this local bank loan participations with outstanding balances of $1,806,000 and $1,813,000 at September 30, and June 30, 2011, respectively. The local bank and the Bank had participations of $1,404,000 of foreclosed property at both September 30, 2011 and June 30, 2011, respectively. Pursuant to participation agreements with the local bank, the Bank paid interest and fees to the local bank of $24,000 and $47,000 for the three-months ended September 30, 2011 and 2010, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks. Affiliate transactions are subject to limitations specified in the Order. See “Cease and Desist Order with the Office of the Comptroller of the Currency.”

CEASE AND DESIST ORDER WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY

On February 4, 2011 (the “Effective Date”), the Board of Directors of the Bank signed the Stipulation consenting to and agreeing to the issuance by the OTS of the Order without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank. The description of the Order and the corresponding Stipulation set forth in this section or elsewhere in this filing is qualified in its entirety by reference to the Order and Stipulation, copies of which were filed as exhibits to the Company Form 10-Q for the quarter ended December 31, 2010, which was filed with the SEC on February 9, 2011. On July 21, 2011, the authority to enforce the terms of the Order was transferred to the OCC. Among other things, the Order provides:

•

The Bank must maintain a Tier 1 (Core) Capital Ratio equal to or greater than 8% after the funding of an adequate Allowance for Loan and Lease Losses (“ALLL”) and a Total Risk-Based Capital Ratio equal to or greater than 12% (the “Minimum Levels”). On September 30, 2011, the Bank complied with these requirements with a Total Risk-Based Capital Ratio of 15.4% and a Tier 1 (Core) Capital Ratio of 10.4%.

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

•

The Bank must implement and adhere to the classified asset reduction plan previously submitted by the Bank to the OTS and develop individual written specific workout plans for each classified asset in excess of $500,000. On a quarterly basis, the Board of Directors of the Bank must review an asset status report prepared by management detailing changes to classified assets and the status of workout plans and any revisions to such plans (if any).

•

The Bank engaged a qualified, experienced, and independent third party, acceptable to the OTS, to perform a review of at least 40% of the construction, multi-family, nonresidential and land loan portfolios that were not classified substandard and prepare a written report setting forth their findings, including a detailed analysis for the loan classifications of each asset over $500,000. The Bank submitted the report to the OTS on July 1, 2011.

•

The Bank submitted to the OTS for review and comment its written program for identifying, monitoring and controlling risks associated with concentrations of credit. Once the Bank is notified that the revised program is acceptable, the Board of Directors of the Bank must adopt the revised program. On a quarterly basis, the Board of Directors of the Bank must review the appropriateness of the Bank’s concentration limits given current conditions and the Bank’s compliance with the revised program and document the review in the minutes.

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

•

The Bank’s outside directors conducted a management study and submitted the study to the Board of Directors. The Board adopted a written plan to address any identified weaknesses or deficiencies noted in the management study and specific dates for completion of corrective actions and submitted the written plan to the OTS on May 24, 2011 to consider the management plan.

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

•

Within 30 days after the end of each calendar quarter, the Bank must prepare a written compliance tracking report for the Board. Within 45 days after the end of each calendar quarter, the Board must review the compliance tracking report and all other reports required to be prepared by the Order, adopt a resolution certifying that each director has reviewed the compliance tracking report and all required reports and documenting any corrective actions adopted by the Board.

•	The Order will remain effective until terminated, modified or suspended in writing by the OCC. As of September 30, 2011, the Bank was in compliance with the terms of the Order.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking. During the three-months ended September 30, 2011, 84% of our total revenues were generated by our full-service brokerage business and 16% of our revenues were generated by our commercial banking business. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See Forward-Looking Statements and Risk Factors in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 2, 2011 (the “Fiscal 2011 Form 10-K”).

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

Institutional. We serve institutional customers in the areas of securities borrowing and lending, public finance, municipal sales and underwriting, investment banking, fixed income sales and equity trading. Our securities lending business includes borrowing and lending securities for other broker/dealers, lending institutions, and our own clearing and retail operations. Our municipal finance operations assist public bodies in originating, syndicating and distributing securities of municipalities and political subdivisions. Our corporate finance professionals arrange and evaluate mergers and acquisitions, conduct private placements and participate in public offerings of securities with institutional and individual investors, assist clients with raising capital, and provide other consulting and advisory services.

Our fixed income sales and trading group specializes in trading and underwriting U.S. government and government agency bonds, corporate bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products. The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions. Our equity trading department focuses on providing best execution for equity and option orders for clients. We also execute institutional portfolio trades and are a market maker in a limited number of listed securities.

Revenues in the institutional segment are derived from the net interest spread on stock loan transactions, commission and trading income from fixed income and equity products and investment banking fees from corporate and municipal securities transactions.

Banking. We offer traditional banking products and services. We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes small business lending. We originate the majority of our loans internally, and we believe this business model helps us build more valuable relationships with our customers. Our mortgage purchase division purchases participations in newly originated residential loans from various mortgage bankers nationwide. Southwest Securities, FSB (the “Bank”) earns substantially all of its revenues on the spread between the rates charged to customers on loans and the rates paid to depositors. Our banking operations are currently restricted by and subject to the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”) with the Office of the Comptroller of the Currency (“OCC”).

The “other” category includes SWS Group, Inc. (“SWS Group”), corporate administration and SWS Capital Corporation. SWS Capital Corporation is a dormant entity. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”).

Loan from Hilltop and Oak Hill

In March 2011, we entered into a Funding Agreement with Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”). On July 29, 2011, after receipt of stockholder and regulatory approval, the Company completed the following transactions contemplated by the Funding Agreement:

•	a $100.0 million, five year, unsecured loan with an 8% interest rate from Hilltop and Oak Hill under the terms of a credit agreement;

•

issuance of warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant (assuming each exercises its warrant in full); and

•

granting Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to our Board of Directors so long as each owns 9.9% or more of all of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding common stock. Mr. Gerald J. Ford and Mr. J. Taylor Crandall were elected as directors of SWS Group by our Board of Directors on July 29, 2011.

We entered into this transaction to ensure that the Bank would maintain adequate capital ratios under the Order and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report.

Business Environment

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy and financial market activity. Overall market conditions are a product of many factors, which are beyond our control and can be unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services, as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, the value of our customers’ assets under management, the demand for loans and the value of real-estate in our markets.

As of September 30, 2011, equity market indices were flat from a year ago with the Dow Jones Industrial Average (the “DJIA”) up 0.5%, the NASDAQ Composite Index (“NASDAQ”) up 1.4% and the Standards & Poor’s 500 Index (“S&P 500”) down 1.5%. The DJIA closed at 10,913.38 on September 30, 2011 up from 10,860.26 at September 24, 2010 and down from 11,934.58 at June 24, 2011. The average daily volume on the NYSE increased 3% during the three-months ended September 30, 2011 compared to the same period of our last fiscal year. The Standard and Poor’s downgrade of the United States credit rating on August 5, 2011 and the continuing uncertainty of the economic environment in Europe increased risk and volatility during the three-months ended September 30, 2011.

Economic and regulatory uncertainty created a challenging operating environment for us in the three-months ended September 30, 2011. The national unemployment rate, which was approximately 9% at the end of June 2011, was down from a high of 10% at the end of December 2009, but remains at historically high levels. The FRB reduced the federal funds target rate to 0 - 0.25% in December 2008 and announced in August 2011 that rates were unlikely to increase before mid-2013.

The disruptions and developments in the general economy and the credit markets over the past three years have resulted in a range of actions by U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under the caption Item 1. Business-Regulation contained in the Fiscal 2011 Form 10-K.

While economists believe the recession ended in June 2009, unemployment and tight credit markets continue to create a fragile economic environment, and there is no guarantee that conditions will not worsen again. In addition to the downgrade of the United States’ credit rating for the first time in the history of the ratings, world markets, especially those focused on the European Union and Japan, have been volatile due to debt problems in Europe and the natural disaster in Japan. Texas, which was largely insulated from severe job loss and real estate market deterioration at the start of the recession, has experienced distress in residential and commercial real estate values as well as elevated unemployment since the last quarter of calendar 2010. These factors have had, and will continue to have, a negative impact on our banking and brokerage operations.

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

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. All but $45.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced any reductions in our uncommitted borrowing capacity, in the past, our lenders have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. Should our lenders or investors take any actions that could negatively impact the terms of our lending arrangements, the cost of conducting our business will increase and our volume of business would be limited.

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

In July 2011, we borrowed $100.0 million from Hilltop and Oak Hill to provide additional liquidity for the broker/dealer business lines and the Bank, which reduced our liquidity risk.

Valuation of Securities

We trade mortgage, asset-backed securities and other types of fixed income securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. We price these securities using a third-party pricing service, and we review the price monthly to ensure reasonable valuation. At September 30, 2011, we held mortgage and asset-backed securities of approximately $47.4 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.

Investment in Auction Rate Securities

At September 30, 2011, we held $21.7 million of auction rate municipal bonds which represented one security and 17.1% of our municipal portfolio. This security is an investment grade credit, was valued at 95.7% of par as of September 30, 2011 and was yielding less than 1% per year for the period. We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance its debt when LIBOR interest rates rise, there can be no certainty that this refinancing will occur. We believe valuation of this bond at 95.7% of par at September 30, 2011 reflects an appropriate discount for the current lack of liquidity in this investment.

Our customers also own $575,000 in auction rate bonds as well as approximately $1.1 million in auction rate preferred securities. We did not actively market these securities to our customers or classify them as cash equivalents on our statements to our customers. We do not underwrite auction rate securities or serve as the remarketing agent for any of these securities.

Bank. Management has implemented strategies to address asset quality and the requirements of the Order. Specifically, management has implemented balance sheet reduction strategies by aggressively selling classified assets. The liquidity provided by these actions has been carefully managed to allow reduction in the total balance sheet size while maintaining significant levels of balance sheet liquidity.

The Bank is also diligently working to reduce its exposure in commercial real estate, residential construction and land development loans. As a result of establishing concentration guidelines in fiscal 2011, the Bank has been able to reduce its concentration levels.

While the economic environment remains challenging, the Bank continued to reduce classified assets in the September 2011 quarter. Classified assets were $206.7 million at September 30, 2011, down $21.8 million from $228.5 million at June 30, 2011. Classified assets, as a percentage of total capital plus the allowance for loan losses, was 111.03% at September 30, 2011, 120.5% at June 30, 2011 and 127.1% at September 30, 2010. Non-performing assets (a subset of classified assets) decreased to $78.3 million at September 30, 2011 down from $89.5 million at June 30, 2011. Though we are working diligently to reduce classified assets and improve performance, the volatility of the economic environment remains a significant risk to this progress. Should the economic environment worsen, improvement in classified asset reduction could slow and additional migration of loans to problem status could increase.

The loan loss allowance at September 30, 2011 was $39.7 million, or 4.90% of loans held for investment, excluding purchased mortgage loans held for investment, as compared to $45.4 million, or 4.12% of loans held for investment, at September 30, 2010 and $44.4 million, or 4.99% of loans held for investment, excluding purchased mortgage loans held for investment, at June 30, 2011.

After obtaining the $100.0 million loan from Hilltop and Oak Hill, the Bank now has access to a significant amount of additional capital and is preparing a revised capital plan. We believe that access to this additional capital will provide substantial support for future earnings opportunities as well as provide added flexibility in resolving negatively classified assets. See “Cease and Desist Order with the Office of the Comptroller of the Currency” in the Notes to the Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Consolidated

Net income for the three-months ended September 30, 2011 was $1.7 million as compared to a net loss of $20.7 million for the three-months ended September 24, 2010. The three-month periods ended September 30, 2011 and September 24, 2010 contained 68 and 63 trading days, respectively.

Southwest Securities was custodian for $26.8 billion and $27.8 billion in total customer assets at September 30, 2011 and September 24, 2010, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-months ended September 30, 2011 compared to the three-months ended September 24, 2010 (dollars in thousands):

	Three-Months Ended
	Amount	% Change
Net revenues:
Net revenues from clearing operations	$224	9%
Commissions	(3,133)	(8)
Net interest	(9,297)	(34)
Investment banking, advisory and administrative fees	(911)	(8)
Net gains on principal transactions	(5,924)	(49)
Other	(1,830)	(29)

	$(20,871)	(21)%

Operating expenses:
Commissions and other employee compensation	$(5,845)	(10)%
Occupancy, equipment and computer service costs	(616)	(7)
Communications	(319)	(10)
Floor brokerage and clearing organization charges	111	12
Advertising and promotional	(105)	(16)
Provision for loan loss	(39,511)	(100)
Other	(8,559)	(53)

	$(54,844)	(43)%

Pre-tax income	$33,973	>100%

Net revenues decreased for the three-months ended September 30, 2011 by $20.9 million as compared to the same period of the prior fiscal year. The largest components of the decrease were in net interest, net gains on principal transactions, commissions, and other revenue. The $9.3 million decrease in net interest revenue was due primarily to a 36% decrease in the average loan balance at the Bank as compared to the same quarter in the prior fiscal year. Also, interest expense on the loan from Hilltop and Oak Hill reduced net interest revenue by $2.0 million in the three-months ended September 30, 2011. The $5.9 million decrease in net gains on principal transactions was due primarily to reduced customer trading activity in the taxable fixed income business and reduced underwriting activity in the municipal finance business. The $3.1 million decrease in commissions was due primarily to a $3.0 million decrease in commissions primarily in the taxable fixed income business resulting from reduced customer activity due to increased economic uncertainty. The $1.8 million decrease in other revenue was due primarily to a decline in the value of investments in our deferred compensation plan, as well as a decrease in gains on the sale of the Bank’s investment securities. This decrease was partially offset by an increase in the sale of insurance products in the retail segment.

Operating expenses decreased $54.8 million for the three-months ended September 30, 2011 as compared to the same period of the prior fiscal year primarily from reductions in the provision for loan loss. The decrease in the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Economic Environment—Bank.” Additionally, other expenses decreased $8.6 million due primarily to decreases in the Bank’s REO loss provision, outside services related to the review of loan files and real-estate related expenses, as well as a decrease in legal expenses.

Net Interest Income

We generate net interest income from our brokerage and banking segments. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings from the Federal Home Loan Bank (“FHLB”). Net interest income from our brokerage, corporate and banking segment were as follows for the three-months ended September 30, 2011 and September 24, 2010 (in thousands):

	Three-Months Ended
	September 30, 2011	September 24, 2010
Brokerage	$7,104	$6,924
SWS Group, Inc.	(1,975)	—
Bank	12,674	20,176	(1)

Net interest	$17,803	$27,100

(1)	The net interest reported for the Bank is for the period ended September 30, 2010.

Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended
	September 30, 2011	September 24, 2010
Daily average interest-earning assets:
Customer margin balances	$228,000	$200,000
Assets segregated for regulatory purposes	243,000	273,000
Stock borrowed	1,830,000	2,047,000

Daily average interest-bearing liabilities:
Customer funds on deposit, including short credits	368,000	360,000
Stock loaned	1,813,000	2,017,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Benefit

For the three-months ended September 30, 2011, income tax expense (effective rate of 55.3%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to income before income taxes due to state income taxes and other permanently excluded items, such as tax exempt interest, compensation and increases in the value of company-owned life insurance.

Certain deferred tax assets are derived from capital losses. To use the deferred tax assets, we must have sufficient capital gain income within the carry-back and carry-forward period available under the tax law. Our deferred tax assets as of September 30, 2011 included $705,000 which reflected the benefit of capital losses associated with our investments in certain partnership assets. As of

September 30, 2011, we did not believe it was more likely than not that we would generate sufficient capital gain income to offset these capital losses. Accordingly, we have a valuation allowance of $579,000 to reflect the amount of deferred tax assets that will more likely than not, in the opinion of management, not be recognized. The valuation allowance decreased $265,000 from the three-months ended September 24, 2010 as a result of recognizing $265,000 of capital gains during the most recent tax filing period and additional valuation information received with respect to our investments in these partnership assets. See additional discussion in “Income Taxes.”

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three-months ended September 30, 2011 as compared to the three-months ended September 24, 2010 (dollars in thousands):

	Three-Months Ended		Increase/ (Decrease)	% Change
	September 30, 2011	September 24, 2010
Net revenues:
Clearing	$4,966	$5,371	$(405)	(8)%
Retail	29,210	28,071	1,139	4
Institutional	33,272	42,592	(9,320)	(22)
Banking	13,021	21,190	(8,169)	(39)
Other	(3,730)	386	(4,116)	>(100)

Total	$76,739	$97,610	$(20,871)	(21)%

Pre-tax income (loss):
Clearing	$(76)	$493	$(569)	>(100)%
Retail	1,279	317	962	>100
Institutional	10,160	15,094	(4,934)	(33)
Banking	2,748	(37,998)	40,746	>100
Other	(10,415)	(8,183)	(2,232)	(27)

Total	$3,696	$(30,277)	$33,973	>100%

Clearing

The following is a summary of the results for the clearing segment for the three-months ended September 30, 2011 as compared to the three-months ended September 24, 2010 (dollars in thousands):

	Three-Months Ended		Increase/ (Decrease)	% Change
	September 30, 2011	September 24, 2010
Net revenue from clearing services	$2,659	$2,436	$223	9%
Net interest	1,617	1,598	19	1
Other	690	1,337	(647)	(48)

Net revenues	4,966	5,371	(405)	(8)
Operating expenses	5,042	4,878	164	3

Pre-tax income (loss)	$(76)	$493	$(569)	>(100)%

Daily average customer margin balance	$113,000	$111,000	$2,000	2%

Daily average customer funds on deposit	$190,000	$229,000	$(39,000)	(17)%

Total correspondent clearing customer assets under custody were $13.5 billion and $13.8 billion at September 30, 2011 and September 24, 2010, respectively.

The following table reflects the number of client transactions processed for the three-months ended September 30, 2011 and September 24, 2010 and the number of correspondents at the end of each period.

	Three-Months Ended
	September 30, 2011	September 24, 2010
Tickets for high-volume trading firms	362,594	339,046
Tickets for general securities broker/dealers	198,093	182,063

Total tickets	560,687	521,109

Correspondents	167	172

In the three-months ended September 30, 2011 as compared to the three-months ended September 24, 2010, the clearing segment posted an increase in clearing fee revenue of 9%, while net revenue and pre-tax income (loss) both decreased.

For the three-months ended September 30, 2011 as compared to the three-months ended September 24, 2010, tickets processed for high-volume trading firms increased 7% while tickets processed for general securities broker/dealers increased by 9%. Revenue per ticket increased approximately 1% from $4.67 for the three-months ended September 24, 2010 to $4.74 for the three-months ended September 30, 2011. A slight change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to day trading firms are discounted substantially from the fees charged to general securities broker/dealers.

Other revenue decreased 48% for the three-months ended September 30, 2011 as compared to the same period last fiscal year due to a 59% decrease in administrative fee income from revenue sharing with money market fund providers.

Operating expenses increased for the three-months ended September 30, 2011 as compared to the same period last fiscal year primarily due to a $363,000 increase in operations and information technology expense, partially offset by a $124,000 decrease in legal expenses and a $102,000 decrease in occupancy, equipment and computer services costs related to a decrease in intangible amortization expense.

Retail

The following is a summary of the results for the retail segment for the three-months ended September 30, 2011 as compared to the three-months ended September 24, 2010 (dollars in thousands):

	Three-Months Ended		% Change
	September 30, 2011	September 24, 2010
Private Client Group (“PCG”)
Commissions	$12,648	$13,506	(6)%
Advisory fees	1,403	1,274	10
Insurance products	1,551	1,265	23
Other	(46)	61	>(100)
Net interest revenue	845	633	34

	16,401	16,739	(2)

	Three-Months Ended		% Change
	September 30, 2011	September 24, 2010
Independent registered representatives (“SWS Financial”)
Commissions	$8,219	$7,515	9%
Advisory fees	692	728	(5)
Insurance products	2,200	1,638	34
Other	239	246	(3)
Net interest revenue	253	204	24

	11,603	10,331	12

Other
Commissions	112	89	26
Advisory fees	680	556	22
Insurance products	387	310	25
Other	27	46	(41)
Net interest revenue	—	—	—

	1,206	1,001	20

Total net revenues	29,210	28,071	4
Operating expenses	27,931	27,754	1

Pre-tax income	$1,279	$317	>100%

Daily average customer margin balances	$112,000	$74,000	51%

Daily average customer funds on deposit	$84,000	$115,000	(27)%

PCG representatives	164	199	(18)%

SWS Financial representatives	304	313	(3)%

Net revenues in the retail segment increased 4% for the three-months ended September 30, 2011 as compared to the same period last fiscal year due primarily to a $925,000 increase in insurance products sales. The insurance product sales increases were due to an increase in volume in both our PGG and SWS Financial businesses. Total customer assets were $12.6 billion at September 30, 2011 as compared to $13.3 billon at September 24, 2010. Assets under management were $648 million at September 30, 2011 as compared to $571 million at September 24, 2010.

Operating expenses increased 1% for the three-months ended September 30, 2011 as compared to the same period last fiscal year. This increase was primarily due to a $873,000 increase in commission and other employee compensation expense, the primary component of operating expenses in the retail segment, partially offset by a $509,000 decrease in legal expenses and a $173,000 decrease in occupancy, equipment and computer service cost.

Institutional

The following is a summary of the results for the institutional segment for the three-months ended September 30, 2011 as compared to the three-months ended September 24, 2010 (dollars in thousands):

	Three-Months Ended		% Change
	September 30, 2011	September 24, 2010
Commissions
Taxable fixed income	$7,789	$10,465	(26)%
Municipal finance	3,746	4,249	(12)
Portfolio trading	3,080	2,914	6
Other	—	1	—

	14,615	17,629	(17)

Investment banking fees	7,383	8,130	(9)
Net gains on principal transactions	6,633	12,170	(45)
Other	250	174	44
Net interest revenue
Stock loan	3,156	3,534	(11)
Other	1,235	955	29

Total	33,272	42,592	(22)
Operating expenses	23,112	27,498	(16)

Pre-tax income	$10,160	$15,094	(33)%

Taxable fixed income representatives	32	32	—%

Municipal distribution representatives	24	24	—%

Average balances of interest-earning assets and interest-bearing liabilities for the three-months ended September 30, 2011 as compared to the three-months ended September 24, 2010 were as follows (in thousands):

	Three-Months Ended
	September 30, 2011	September 24, 2010
Daily average interest-earning assets:
Stock borrowed	$1,830,000	$2,047,000
Daily average interest-bearing liabilities:
Stock loaned	1,813,000	2,017,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-months ended September 30, 2011 and September 24, 2010:

	Three-Months Ended
	September 30, 2011	September 24, 2010
Number of Issues	140	196
Aggregate Amount of Offerings	$15,297,187,000	$10,142,283,000

Net revenues from the institutional segment decreased 22% in the three-months ended September 30, 2011 as compared to the three-months ended September 24, 2010, while pre-tax income decreased 33% comparing the same periods. In the three-months ended September 30, 2011 as compared to the three-months ended September 24, 2010, commissions decreased $3.0 million due to reduced customer activity, primarily in the taxable fixed income business. In the three-months ended September 30, 2011 as compared to the three-months ended September 24, 2010, municipal finance commissions decreased $503,000 due to a decrease in new issues.

Investment banking fees were down 9% in the three-months ended September 30, 2011 as compared to the same period in the last fiscal year due to a $908,000 decrease in Unit Investment Trust (“UIT”) underwritings as well as fewer municipal new issue transactions year-over-year. These decreases were partially offset by a $1.3 million increase in corporate finance fees due primarily to an increase in merger and acquisition transactions.

Net gains on principal transactions decreased $5.5 million, or 45%, in the three-months ended September 30, 2011 as compared to the same period last fiscal year. Taxable fixed income accounted for $3.4 million of the decline while municipal finance accounted for $2.4 million.

Operating expenses decreased 16% for the three-months ended September 30, 2011 as compared to the same period last fiscal year primarily due to decreased commissions and other employee compensation expense from reduced revenue produced by the institutional segment business lines.

Banking

The following is a summary of the results for the banking segment for the three-months ended September 30, 2011 as compared to the three-months ended September 30, 2010 (dollars in thousands):

	Three-Months Ended
	September 30, 2011	September 30, 2010	% Change
Net interest revenue	$12,674	$20,176	(37)%
Other	347	1,014	(66)

Total net revenues	13,021	21,190	(39)
Operating expenses	10,273	59,188	(83)

Pre-tax income (loss)	$2,748	$(37,998)	>100%

In the three-months ended September 30, 2011 as compared to the three-months ended September 30, 2010, the Bank’s net revenue decreased 39% but the Bank posted pre-tax income of $2.7 million up from a pre-tax loss of $38.0 million reported in the same period last fiscal year. The decrease in net interest revenue at the Bank for the three-months ended September 30, 2011 was due primarily to a 36% decrease in the average loan balances at September 30, 2011 as compared to September 30, 2010, as well as a decrease in the net yield on interest-earning assets of 90 basis points. Other revenue for the Bank decreased 66% for the three-months ended September 30, 2011 as compared to the same period last fiscal year. This decrease was primarily due to a $1.1 million gain on the sale of securities in the three-months ended September 24, 2010, which was partially offset by a net increase in gains on the sale of REO’s of $479,000.

The Bank’s operating expenses decreased 83% for the three-months ended September 30, 2011 as compared to the same period last fiscal year. This decrease was due primarily to a $39.5 million decrease in the Bank’s loan loss provision and an $8.4 million decrease in other expense consisting of the following: (i) a $6.9 million decrease in the Bank’s REO loss provision; (ii) a $849,000 decrease in real-estate related expense; and (iii) a $738,000 decrease in outside services related to the review of the Bank’s loan files. These decreases were offset by a $177,000 increase in loan and non-loan related legal expenses and a $108,000 increase in fee assessments from regulatory agencies. The decrease in the Bank’s loan loss provision was due to greater stability in the rate of decline of commercial real-estate values and a reduction in size of the Bank’s loan portfolio. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2011 and 2010 (dollars in thousands):

	Three-Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate
Assets:
Interest-earning assets:
Loans:
1-4 family	$217,468	$3,451	6.3%	$486,015	$7,494	6.1%
Residential – construction	25,576	356	5.5	75,776	1,097	5.7
Commercial – real estate	500,502	6,902	5.5	640,623	8,264	5.1
Commercial – loans	168,101	2,211	5.2	201,843	2,855	5.6
Individual	3,102	47	6.0	4,569	51	4.5
Land	57,464	548	3.8	116,873	1,836	6.2
Money market	1,002	1	0.3	107	—	—
Federal funds sold	—	—	—	6,000	2	0.1
Interest bearing deposits in banks	2,537	—	—	5,201	—	—
Federal reserve funds	288,460	172	0.2	91,413	39	0.2
Investments – other	59,315	320	2.1%	93,557	497	2.1

	1,323,527	$14,008	4.2%	1,721,977	$22,135	5.1%
Non-interest-earning assets:
Cash and due from banks	4,978			10,709
Other assets	16,461			48,998

	$1,344,966			$1,781,684

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:
Certificates of deposit	$45,835	$136	1.2%	$70,600	$283	1.6%
Money market accounts	25,711	3	0.1	38,551	7	0.1
Interest-bearing demand accounts	9,763	2	0.1	99,879	38	0.2
Savings accounts	952,250	120	0.1	1,210,217	344	0.1
Federal Home Loan Bank advances	93,485	1,073	4.6	117,281	1,287	4.4
Federal funds purchased	—	—	—	65	—	—
Other financed borrowings	32	—	—	62	—	—

	1,127,076	1,334	0.5	1,536,655	1,959	0.5
Non-interest-bearing liabilities:

Non interest-bearing demand accounts	66,921			78,983
Other liabilities	3,784			7,351

	1,197,781			1,622,989
Stockholders’ equity	147,185			158,695

	$1,344,966			$1,781,684

Net interest income		$12,674			$20,176

Net yield on interest-earning assets			3.8%			4.7%

(*)	Loan fees included in interest income for the three-months ended September 30, 2011 and 2010 were $591 and $1,050, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	September 30, 2011 as compared to September 30, 2010
	Total	Attributed to
	Change	Volume	Rate	Mix
Interest income:
Loans:
1-4 family	$(4,043)	$(4,140)	$218	$(121)
Real estate – construction	(741)	(727)	(41)	27
Commercial – real estate	(1,362)	(1,808)	571	(125)
Commercial – loans	(644)	(477)	(201)	34
Individual	(4)	(16)	18	(6)
Land	(1,288)	(933)	(721)	366
Money markets	1	—	—	1
Federal funds sold	(2)	(2)	(2)	2
Federal reserve funds	133	84	15	34
Investments – other	(177)	(221)	(25)	69

	$(8,127)	$(8,240)	$(168)	$281

Interest expense:
Certificates of deposit	$(147)	$(99)	$(73)	$25
Money market accounts	(4)	(3)	(2)	1
Interest-bearing demand accounts	(36)	(34)	(23)	21
Savings accounts	(224)	(73)	(192)	41
Federal Home Loan Bank advances	(214)	(194)	(28)	8

	(625)	(403)	(318)	96

Net interest income	$(7,502)	$(7,837)	$150	$185

Other Segment

Pre-tax loss from the other segment was $10.4 million for the three-months ended September 30, 2011, as compared to $8.2 million in the same period last fiscal year. Net revenues decreased $4.1 million in the three-months ended September 30, 2011 as compared to the same period last fiscal year primarily due to a $2.0 million decrease in net interest revenue as well as a $2.1 million decrease in revenue from our deferred compensation plan. The decrease in net interest revenue was due to incurring $2.0 million of interest expense on the $100 million loan from Hilltop and Oak Hill in the three-months ended September 30, 2011. The decrease in revenue from the deferred compensation plan was due to a decrease in the value of the plan’s investments. Operating expenses decreased $1.9 million in the three-months ended September 30, 2011 as compared to the same period last fiscal year primarily due to a decrease in commission and other employee compensation expense of $1.4 million and a $494,000 decrease in other expense primarily due to a decrease in other operating expenses. The decrease in commission and other employee compensation was due to a $2.1 million decrease in expenses related to the decline in value of the liability to participants in the deferred compensation plan. Offsetting this decrease was a $676,000 increase in incentive compensation due to improved earnings in the three-months ended September 30, 2011 as compared to the same period last fiscal year.

FINANCIAL CONDITION

Investments

The reported value of the Bank’s investment portfolio at September 30, 2011 and June 30, 2011 was as follows (in thousands):

	September 30, 2011	June 30, 2011
Government-sponsored enterprises – held to maturity securities	$32,707	$34,176
Government-sponsored enterprises – available for sale securities	79,493	—
Other	4,959	4,955

	$117,159	$39,131

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

The historical loss ratios are adjusted by an analysis of real estate market deterioration that is derived from industry data for the markets we serve, as well as information from Bank-specific losses related to real estate transactions. We also revise the historic loss ratios upward for concentrations of capital greater than 100% for the product types defined above. At September 30, 2011, our most significant concentration was in commercial real estate. Lastly, we adjust the loss ratios based on growth in the product types. Consideration of these factors resulted in an upward adjustment of our historical loss ratios over the past twelve months. Our calculation also includes specific allocations arising from our loan impairment analysis.

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At September 30, 2011, the Bank had $5.2 million in junior lien mortgages. These loans represented less than 1% of total loans at September 30, 2011. At September 30, 2011, the Bank did not have any exposure to sub-prime loans and loans with initial teaser rates. At September 30, 2011, the Bank had $4.6 million of single family interest only loans.

At September 30, 2011, the Bank’s loan portfolio included a total of $12.3 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan. At September 30, 2011, approximately 28% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at September 30, 2011, the Bank had two loans with high loan-to-value ratios that were deemed impaired. The impairment analysis on these loans resulted in a partial charge-off of $332,000 and impairment allocations of $538,000. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At September 30, 2011, the Bank’s high loan-to-value ratio loans represented 8% of total capital.

We obtain appraisals on real estate loans at the time of origination from third party appraisers approved by the Bank’s board of directors. We may also obtain additional appraisals when the borrower’s performance indicates it may default. After a loan default and foreclosure, we obtain new appraisals to determine the fair value of the foreclosed asset. We obtain updated appraisals on foreclosed properties on an annual basis until we sell the property,

Management reviews the loan loss computation methodology on a quarterly basis to determine if the factors used in the calculation are appropriate. Because our problem loans and losses are concentrated in real estate-related loans, we pay particular attention to real estate market deterioration and the concentration of capital in our real estate related loans. Improvement or additional deterioration in the residential and commercial real estate market may have an impact on these factors in future quarters. To the extent we underestimate the impact of these risks, our allowance account could be materially understated.

Loans receivable and loans held for sale at September 30, 2011 and June 30, 2011 were as follows (in thousands):

	September 30, 2011	June 30, 2011
Residential
Purchased mortgages held for investment	$166,502	$100,239
1-4 family first liens	102,122	111,212
1-4 family junior liens	5,242	5,587

	273,866	217,038

Lot and land development
Residential land	25,818	40,247
Commercial land	17,359	19,743

	43,177	59,990

Residential construction	19,347	33,296
Commercial construction	20,005	36,117
Commercial real estate	403,421	407,697
Multi-family	58,765	60,813
Commercial loans	155,193	173,195
Consumer loans	2,973	3,055
Loans held for immediate sale:
Commercial real estate	4,503	4,810
Commercial loans	324	326
1-4 family	105	105

	September 30, 2011	June 30, 2011
	$4,932	$5,241

	981,679	996,442
Allowance for probable loan loss (*)	(39,710)	(44,433)

	$941,969	$952,009

(*)	There is no allowance for probable loan loss for purchased mortgage loans held for investment as these loans are in the portfolio for 15 days or less.

The following table shows the scheduled maturities of certain loan categories at September 30, 2011 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 Years	Total
Commercial real estate and multi-family	$64,745	$244,267	$153,174	$462,186
Commercial loans	76,969	56,444	21,780	155,193
Construction loans	20,321	10,985	8,046	39,352

Total	$162,035	$311,696	$183,000	$656,731

	1 year or less	1-5 years	Over 5 Years	Total
Amount of loans based upon:
Floating or adjustable interest rates	$147,335	$238,249	$142,340	$527,924
Fixed interest rates	14,700	73,447	40,660	128,807

Total	$162,035	$311,696	$183,000	$656,731

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

Non-performing assets and classified loans as of September 30, 2011 and June 30, 2011 were as follows (dollars in thousands):

	September 30, 2011	June 30, 2011
Loans accounted for on a non-accrual basis
1-4 family	$2,930	$3,377
Lot and land development	7,180	17,888
Multi-family	18,993	14,493
Residential construction	3,031	4,799
Commercial real estate	16,331	20,626
Commercial loans	4,257	3,166
Consumer loans	69	21

	52,791	64,370

Non-performing loans as a percentage of total loans	5.5%	6.5%

Loans past due 90 days or more, not included above
Residential construction	1,584	—

	1,584	—

REO
1-4 family	970	686
Lot and land development	16,212	17,957
Residential construction	1,062	1,021
Commercial real estate	4,249	3,658
Commercial loans	140	135
Consumer loans	73	73

	22,706	23,530

Other repossessed assets (“ORA”)	112	1,032
Performing troubled debt restructuring	1,066	540

Non-performing assets	$78,259	$89,472

Non-performing assets as a percentage of total assets	5.9%	6.6%

Current classified assets
1-4 family	$14,215	$14,963
Lot and land development	12,254	13,533
Multi-family	5,471	5,751
Residential construction	3,877	7,174
Commercial real estate	85,412	86,017
Commercial loans	7,172	11,570

	128,401	139,008

Total classified assets
1-4 family	18,165	19,076
Lot and land development	36,420	49,868
Multi-family	24,464	20,244
Residential construction	9,554	12,994
Commercial real estate	105,992	110,301
Commercial loans	11,923	15,903

	September 30, 2011	June 30, 2011
Consumer loans	$142	$94

	$206,660	$228,480

Approximately $268,000 and $401,000 of gross interest income would have been recorded in the three-month periods ended September 30, 2011 and September 30, 2010, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three-month periods ended September 30, 2011 and September 30, 2010 totaled approximately $39,000 and $389,000, respectively.

In fiscal 2011, Bank management hired and allocated additional resources to manage the growth in REO and non-performing assets. To reduce these loans and properties expeditiously, management has prepared an asset-by-asset plan for these asset categories. Management’s focus on the continued reduction of these asset classes may have a material impact on future results of operations.

Total classified assets to Bank capital plus allowance for loan loss was 111.03% at September 30, 2011. Classified assets decreased $21.8 million from June 30, 2011 and substantially all classified loans by collateral location are in Texas. Bank management is focused on reducing the classified asset ratio through the disposal of these assets. Depending on the method used, the Bank may be required to record additional write-downs of these assets. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three-months ended September 30, 2011 and 2010 (dollars in thousands):

	Three-Months Ended September 30,
	2011	2010
Balance at beginning of period	$23,530	$44,862
Foreclosures	1,204	11,958
Sales	(1,441)	(10,386)
Write-downs	(574)	(7,449)
Other	(13)	206

Balance at end of period	$22,706	$39,191

The following table presents non-performing assets as of September 30, 2011 by year of origination (in thousands):

Year Originated	Non- Performing Loans	Loans Past Due 90 Days or More, Not Included In Non- Performing Loans	REO	ORA		Troubled Debt Restructuring	Current Classified Assets	Total
Fiscal 2007 or prior	$11,971	$—	$9,332	$—		$—	$33,080	$54,383
Fiscal 2008	20,390	1,584	9,732	—		1,017	19,325	52,048
Fiscal 2009	12,597	—	2,032	112	(#)	—	57,643	72,384
Fiscal 2010	6,675	—	1,610	—		—	15,845	24,130
Fiscal 2011	1,158	—	—	—		49	2,508	3,715
Fiscal 2012	—	—	—	—		—	—	—

	$52,791	$1,584	$22,706	$112		$1,066	$128,401	$206,660

(#)	Amount is classified as “special mention” on the Bank’s Thrift Financial Report (“TFR”) filed with the OCC.

An analysis of the allowance for probable loan losses for the three-months ended September 30, 2011 and 2010 was as follows (dollars in thousands):

	Three-Months Ended September 30,
	2011	2010
Balance at beginning of period	$44,433	$35,141
Charge-offs:
Residential construction	(345)	(1,612)
Lot and land development	(1,040)	(2,204)
1-4 family	(184)	(3,156)
Commercial real estate	(1,483)	(20,487)
Multi-family	(1,660)	(528)
Commercial loans	(468)	(1,542)

Total charge-offs	(5,180)	(29,529)
Recoveries:
Residential construction	120	125
Lot and land development	56	87
1-4 family	22	10
Commercial real estate	217	10
Commercial loans	42	33
Consumer loans	—	1

Total recoveries	457	266

Net charge-offs	(4,723)	(29,263)
Additions charged to operations	—	39,511

Balance at end of period	$39,710	$45,389

Ratio of net charge-offs during the period to average loans outstanding during the period	0.49%	1.92%

With the continued challenging economic environment and persistent high unemployment rate, the Bank frequently reviews and updates its processes and procedures for the extension of credit, allowance for loan loss computation and internal asset review and classification. Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction. The Bank currently requires more extensive documentation and data than it did in prior years in order to classify existing loans as performing loans. The Bank is also updating appraisals more frequently, even on performing loans to serve as an early indicator of loan deterioration. See further discussion regarding the calculation of our provision for loan loss in “Loans and Allowance for Probable Loan Loss” in the Notes to the Consolidated Financial Statements contained in this report.

As a result of the current economic environment and the Order, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 and will continue to do so in fiscal 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio and comply with the terms of the Order.

The allowance for probable loan losses by type of loan as of September 30, 2011 and June 30, 2011 was as follows (dollars in thousands):

	September 30, 2011			June 30, 2011
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss
Residential construction	$1,410	4.0%	3.6%	$531	7.0%	1.2%
Lot and land development	4,577	4.4	11.5	3,168	6.0	7.1
1-4 family	5,089	27.9	12.8	6,107	21.8	13.7
Commercial real estate	21,733	41.6	54.7	28,306	41.4	63.7
Multi-family	3,014	6.0	7.6	871	6.1	2.0
Commercial loans	3,869	15.8	9.7	5,417	17.4	12.2
Consumer loans	18	0.3	0.1	33	0.3	0.1

	$39,710	100.0%	100.0%	$44,433	100.0%	100.0%

At September 30, 2011, approximately 55% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 42% of its total loan portfolio. Because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio leads to more volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three-months ended September 30, 2011 can be found in the discussion of the Bank’s net interest income under the caption “Results of Operations-Segment-Banking.”

The Bank had $18.1 million and $21.3 million of certificates of deposit of $100,000 or greater at September 30, 2011 and June 30, 2011, respectively. The Bank is funded primarily by deposits from SWS’s brokerage customers, referred to as core deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes short-and long-term FHLB borrowings to match long-term fixed rate loan funding. At September 30, 2011, the Bank had $935.2 million in funds on deposit from customers of Southwest Securities, representing approximately 86% of the Bank’s total deposits. Core deposits have reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit. The Bank does not use brokered deposits to provide liquidity in compliance with the Order’s prohibition on the use of brokered deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The table below presents short term borrowings and advances from the FHLB which were due within one year during the three-months ended September 30, 2011 and 2010 (dollars in thousands):

	Three-Months Ended September 30,
	2011		2010
	Amount	Interest Rate	Amount	Interest Rate
At end of period	$12,828	5.0%	$10,133	5.0%
Average balance during period	13,034	4.9%	17,704	2.9%
Maximum balance during period	13,349	—	79,570	—

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

On July 29, 2011, we entered into a credit agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan with an 8% interest rate. In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant as of July 29, 2011. The credit agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report.

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

Short-Term Borrowings. At September 30, 2011, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement and a $45.0 million committed revolving credit facility, each of which is described below.

Broker Loan Lines. At September 30, 2011, we had uncommitted broker loan lines of up to $300.0 million. We have not received notification from the banks indicating a change in the amount of our broker lines since June 2011. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis, are not committed lines of credit and can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At September 30, 2011, the amount outstanding under these secured arrangements was $110.0 million, which was collateralized by securities held for firm accounts valued at $142.3 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under Risk Factors in the Fiscal 2011 Form 10-K.

Unsecured Line of Credit. We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At September 30, 2011, we had $250,000 outstanding under unsecured letters of credit pledged to support our open positions with securities clearing organizations. These letters have a 1% commitment fee and are renewable semi-annually at our option.

At September 30, 2011, there were no amounts outstanding on this line other than the $250,000 under unsecured letters of credit. At September 30, 2011, we had $19.8 million available for borrowing under this line of credit.

Letter of Credit Agreement. At September 30, 2011, we had an irrevocable letter of credit agreement aggregating $75.0 million pledged to support our open options positions with an options clearing organization. The letter of credit bears interest at the brokers’ call rate (0.5% at September 30, 2011), if drawn, and is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $97.6 million at September 30, 2011.

Revolving Credit Facility. On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45.0 million committed revolving credit facility. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement requires Southwest Securities to maintain tangible net worth of $150.0 million. As of September 30, 2011, there was $42.0 million outstanding under this credit facility. The $42.0 million of secured borrowings was collateralized by securities with a value of $67.3 million at September 30, 2011.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, federal funds sold to correspondent banks and vault cash. At September 30, 2011, the Bank had net borrowing capacity with the FHLB of $312.0 million. In addition, at September 30, 2011, the Bank had the ability to borrow up to $71.2 million in funds from the Federal Reserve Bank of Dallas.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to 100 basis points over the federal funds target rate. This line is used to support short-term liquidity needs and, at September 30, 2011, there were no amounts outstanding.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk-Banking.”) At September 30, 2011, $935.2 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). At September 30, 2011, the Bank had a total risk-based capital ratio of 15.4%, which resulted in excess capital of $32.5 million over the Order’s total risk-based capital requirement of $116.3 million, and the Bank had a Tier I (core) capital ratio of 10.4% or $31.1 million over the Order’s Tier I (core) capital requirement of $105.6 million. At September 30, 2011, the Bank had a Tier I risk-based capital ratio of 14.1%. Under federal law, the OCC may require the Bank to apply another measure of risk-weight or capital ratio that the OCC deems appropriate.

The Bank has historically met all capital adequacy requirements and, as of September 30, 2011, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a “well-capitalized institution.” However, on February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of the Order. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OCC regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of the Comptroller of the Currency” in the Notes to the Consolidated Financial Statements contained in this report. Should the Bank not meet these requirements, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 165.6) could be applicable.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 24 of the Notes to Consolidated Financial Statements in the Fiscal 2011 Form 10-K.

Cash Flow

Net cash used in operating activities was $30.2 million and net cash provided by operating activities was $415.8 million for the three-months ended September 30, 2011 and September 24, 2010, respectively. The decrease in net cash provided by operating activities was primarily due to the decrease in the Bank’s loans held for sale and the decrease in the Bank’s provision for loan loss.

Net cash used in investing activities was $167.6 million and $228.4 million for the three-months ended September 30, 2011 and September 24, 2010, respectively. The primary reason for the decrease in cash used in investing activities was a $254.0 million decrease in the net amount invested in loans at the Bank, an $80.0 million increase in investment securities and the investment of $100.0 million in proceeds from the credit agreement with Hilltop and Oak Hill.

Net cash provided by financing activities totaled $117.3 million and $12.5 million for the three-month periods ended September 30, 2011 and September 24, 2010, respectively. The primary reason for the increase in the cash provided by financing activities was the $100.0 million loan from Oak Hill and Hilltop in July 2011.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next twelve months.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2011, the Board of Directors of SWS Group approved a plan authorizing us to purchase up to 500,000 shares of common stock from time to time in the open market for an 18-month time period ending on February 28, 2013. During the three-months ended September 30, 2011, no shares were purchased under this program.

On November 17, 2009, the stockholders of the SWS Group voted to increase the authorized number of shares of common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares. The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During the three-months ended September 30, 2011, no shares were purchased by the plan or distributed to participants pursuant to the plan.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in the three-months ended September 30, 2011, we purchased 8,463 shares of common stock with a market value of $36,000, or an average of $4.29 per share, to cover tax liabilities.

Inflation

Our financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered under GAAP. Our assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and broker/dealers. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. The rate of inflation affects various expenses of the company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of our services. The rate of inflation can also have a significant impact on securities prices and on investment preferences by our customers generally. In management’s opinion, changes in interest rates affect the financial condition of a financial services firm to a greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities among other things.

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

Interest Rate Risk. A description of the interest rate risk for the brokerage and banking segments is as follows:

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

Banking. Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. The Bank has established percentage change limits in both interest margin and net portfolio value. To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates. Prior to July 21, 2011, to verify that the Bank was within the limits established for net portfolio value, the Bank analyzed data prepared by the Office of Thrift Supervision (OTS) for interest rate sensitivity of the Bank’s net portfolio. On July 21, 2011, the Bank began using an internal model to verify the limits established for net portfolio value. These analyses are conducted on a quarterly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	9.85%
+200	5.96%
+100	1.99%
0	0%
-50	-4.28%
-100	-8.47%

The following GAP analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2011:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$789,845	$23,482	$59,539	$108,813
Securities and FHLB stock	4,959	—	—	112,200
Interest bearing deposits	202,708	—	—	—

Total earning assets	997,512	23,482	59,539	221,013

Interest bearing liabilities:
Transaction accounts and savings	976,109	—	—	—
Certificates of deposit	18,427	11,668	7,708	5,733
Borrowings	3,460	9,368	37,946	42,188

Total interest bearing liabilities	997,996	21,036	45,654	47,921

GAP	$(484)	$2,446	$13,885	$173,092

Cumulative GAP	$(484)	$1,962	$15,847	$188,939

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at September 30, 2011 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$1,347	$10,188	$20,124	$73,736	$105,395
Auction rate municipal bonds	—	—	—	21,676	21,676
U.S. government and government agency obligations	3,276	(7,461)	13,484	(4,046)	5,253
Corporate obligations	(4,075)	10,876	11,046	25,872	43,719

Total debt securities	548	13,603	44,654	117,238	176,043
Corporate equity securities	—	—	—	1,887	1,887
Other	6,184	—	—	—	6,184

	$6,732	$13,603	$44,654	$119,125	$184,114

Restricted cash and cash equivalents	$100,022	$—	$—	$—	$100,022

Assets segregated for regulatory purposes	$—	$60,840	$—	$—	$60,840

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	2.0%	1.7%	3.0%	4.8%	4.1%
Auction rate municipal bonds	0.7%	—	—	—	0.7%
U.S. government and government agency obligations	0.3%	0.6%	1.9%	3.2%	1.5%
Corporate obligations	2.0%	3.7%	4.2%	6.9%	4.8%
Assets segregated for regulatory purposes	—	0.3%	—	—	0.3%

Available-for-sale securities, at fair value
Securities available for sale	$81,406	$—	$—	$—	$81,406

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates have not changed materially since June 24, 2011. See the Fiscal 2011 Form 10-K for a discussion of our critical accounting policies.

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain “forward-looking” information and constitute “forward-looking statements” within the meaning of applicable U.S. securities legislation. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words. By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	the interest rate environment;

•	the volume of trading in securities;

•	the liquidity in capital markets;

•	the volatility and general level of securities prices and interest rates;

•	the ability to meet regulatory capital requirements administered by federal agencies, including without limitation, those established by the Order;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for real estate in Texas, New Mexico and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions, especially in Texas and New Mexico and investor sentiment and confidence;

•	the value of collateral securing the loans we hold;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	changes in federal, state and local tax rates;

•	the ability to attract and retain key personnel;

•	the availability of credit lines;

•	the potential misconduct or errors on the part of employees or entities with whom we conduct business;

•	the ability of borrowers to meet their contractual obligations and the adequacy of our allowance for loan losses; and

•	the potential of litigation and other regulatory liability.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation and compliance, loan analyses and modifications or other contingencies.

Other factors, risks and uncertainties that could cause actual results to differ materially from our expectations discussed in this report are described in this report under the headings “Overview,” “Risk Management”, “Risk Factors” and “Critical Accounting Policies and Estimates,” in the Fiscal 2011 Form 10-K under the heading Risk Factors and our other reports filed with and available from the SEC. Our forward-looking statements are based on our current beliefs, assumptions and expectations, taking into account information that we reasonably believe to be reliable. All such forward-looking statements speak only as of the date on which they are made, and except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances upon which any statement is based.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of September 30, 2011. Based on such evaluation, our management, including the principal executive officer and principal financial officer, has concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executives and principal financial officers to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

In the Fiscal 2011 Form 10-K, we disclosed a material weakness related to our process for adopting new accounting pronouncements that amended accounting guidance on (i) transfers of financial assets and (ii) consolidation of variable interest entities. As of September 30, 2011, we were in the process of remediating this material weakness by:

•

implementing internal policies and procedures to address proper analysis and implementation of applicable accounting guidance by creating detailed worksheets designed to determine the applicability of new or amended accounting guidance for new transactions and existing business processes;

•	hiring a senior accounting analyst to address accounting guidance specific to the Bank; and

•	establishing a recurring monthly meeting with the Chief Financial Officer, Chief Financial Officer at the Bank and Director of SEC Reporting to discuss new or amended accounting guidance.

Other than the foregoing changes, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three-months ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the Fiscal 2011 Form 10-K.

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

SWS Group, Inc.
(Registrant)

November 9, 2011	/s/ JAMES H. ROSS
Date	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2011	/s/ STACY M. HODGES
Date	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 21, 2011

3.3	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series A of SWS Group, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.1	Warrant to purchase up to 8,695,652 shares of Common Stock, issued on July 29, 2011 to Hilltop Holdings Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.2	Warrant to purchase up to 8,419,148 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Partners III, L.P., incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.3	Warrant to purchase up to 276,504 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.4	Investor Rights Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

10.1	Credit Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101#	The following materials from SWS Group, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2011 and June 24, 2011; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three-months ended September 30, 2011 and September 24, 2010; (iii) Consolidated Statements of Cash Flows for the three-months ended September 30, 2011 and September 24, 2010 and (iv) Notes to Consolidated Financial Statements tagged as blocks of text

*	Filed herewith
#	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.