Form 10-Q
period 2011-12-30
SWS GROUP INC
filed 2012-02-08
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

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

As of February 3, 2012, there were 32,605,973 shares of the registrant’s common stock, $0.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 30, 2011 and June 24, 2011

(In thousands, except par values and share amounts)

	December	June
	(Unaudited)
Assets
Cash and cash equivalents	$130,857	$298,903
Restricted cash and cash equivalents	80,042	—
Assets segregated for regulatory purposes	207,399	238,325
Receivable from brokers, dealers and clearing organizations	1,499,785	1,620,523
Receivable from clients, net	250,341	240,491
Loans held for sale	4,916	5,241
Loans, net	1,006,295	946,768
Securities owned, at fair value	193,115	221,587
Securities held to maturity	30,528	34,176
Securities purchased under agreements to resell	10,145	42,649
Goodwill	7,552	7,552
Securities available for sale	104,102	2,020
Other assets	134,862	143,922

	$3,659,939	$3,802,157

Liabilities and Stockholders’ Equity
Short-term borrowings	$104,000	$110,000
Payable to brokers, dealers and clearing organizations	1,398,807	1,568,033
Payable to clients	375,749	397,590
Deposits	1,069,580	1,106,471
Securities sold under agreements to repurchase	9,374	10,313
Securities sold, not yet purchased, at fair value	61,488	68,661
Drafts payable	28,162	23,656
Advances from Federal Home Loan Bank	88,133	94,712
Long-term debt, net	77,275	—
Warrants	43,569	—
Other liabilities	58,171	65,252

	3,314,308	3,444,688
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,324,839 shares at December 30, 2011; issued 33,312,140 and outstanding 32,285,076 shares at June 24, 2011	3,331	3,331
Additional paid-in capital	326,784	326,986
Retained earnings	22,126	34,813
Accumulated other comprehensive income – unrealized holding gain, net of tax of $617 at December 30, 2011 and $334 at June 24, 2011	1,293	765
Deferred compensation, net	3,305	3,308
Treasury stock (987,301 shares at December 30, 2011 and 1,027,064 shares at June 24, 2011, at cost)	(11,208)	(11,734)

Total stockholders’ equity	345,631	357,469

Total liabilities and stockholders’ equity	$3,659,939	$3,802,157

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE INCOME (LOSS)

For the three and six-months ended December 30, 2011 and December 31, 2010

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Revenues:
Net revenues from clearing operations	$2,280	$2,824	$4,940	$5,260
Commissions	29,521	38,323	65,160	77,095
Interest	31,067	36,734	64,728	75,574
Investment banking, advisory and administrative fees	7,982	13,479	17,858	24,266
Net gains on principal transactions	7,644	7,647	13,915	19,842
Other	5,002	3,226	9,492	9,546

Total revenue	83,496	102,233	176,093	211,583
Interest expense	15,065	11,890	30,923	23,630

Net revenues	68,431	90,343	145,170	187,953

Non-interest expenses:
Commissions and other employee compensation	49,281	57,040	102,439	116,043
Occupancy, equipment and computer service costs	7,849	8,452	15,726	16,945
Communications	3,106	3,319	6,025	6,557
Floor brokerage and clearing organization charges	1,034	1,222	2,107	2,184
Advertising and promotional	678	701	1,227	1,355
Provision for loan loss	2,475	6,729	2,475	46,240
Unrealized loss on warrant valuation	19,262	—	19,433	—
Other	7,768	13,594	15,064	29,620

Total non-interest expenses	91,453	91,057	164,496	218,944

Loss before income tax benefit	(23,022)	(714)	(19,326)	(30,991)
Income tax benefit	(8,682)	(384)	(6,638)	(9,913)

Net loss	(14,340)	(330)	(12,688)	(21,078)
Net gain recognized in other comprehensive income (loss), net of tax of $321 and $251 for the three-months ended December 30, 2011 and December 31, 2010, respectively and $283 and $231 for the six-months ended December 30, 2011 and December 31, 2010 respectively, on available for sale securities	606	509	528	443

Comprehensive income (loss)	$(13,734)	$179	$(12,160)	$(20,635)

Loss per share – basic
Net loss	$(0.44)	$(0.01)	$(0.39)	$(0.65)

Weighted average shares outstanding – basic	32,505,204	32,284,271	32,500,324	32,303,390

Loss per share – diluted
Net loss	$(0.44)	$(0.01)	$(0.39)	$(0.65)

Weighted average shares outstanding – diluted	32,505,204	32,284,271	32,500,324	32,303,390

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended December 30, 2011 and December 31, 2010

(In thousands)

(Unaudited)

	For the Six-Months Ended
	December 30, 2011	December 31, 2010
Cash flows from operating activities:
Net loss	$(12,688)	$(21,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,943	3,681
Accretion of discount on long-term debt	1,411	—
Amortization of deferred debt issuance costs	205	—
Increase in fair value of warrants	19,433	—
Amortization of premiums/discounts on loans purchased	(34)	(67)
Amortization of premiums /discounts on investment securities	318	146
Provision for doubtful accounts on receivables from customers	—	405
Provision for loan loss and write downs on real estate owned	3,250	57,784
Deferred income tax expense (benefit)	4,209	(4,288)
Allowance for deferred tax asset	(184)	844
Deferred compensation for deferred compensation plan and restricted stock plan	833	2,522
Loss on sale of loans	55	513
(Gain) loss on fixed assets transactions	(1)	6
Gain on the sale of investment securities	—	(21)
(Gain) loss on sale of real estate	(642)	1,988
Gain on issuer’s redemption of investment securities	—	(1,078)
Equity in (earnings) losses of unconsolidated ventures	(203)	323
Dividend received on investments	(51)	(13)
Shortfall for taxes on vesting of restricted stock	62	310
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	30,926	30,693
Net change in broker, dealer and clearing organization accounts	(48,488)	(70,955)
Net change in client accounts	(31,691)	(47,628)
Net change in loans held for sale	—	424,055
Decrease in securities owned	28,472	15,782
Decrease (increase) in securities purchased under agreements to resell	32,504	(93)
Increase in other assets	(3,238)	(6,613)
Increase in drafts payable	4,506	1,687
(Decrease) increase in securities sold, not yet purchased	(7,173)	11,989
Decrease in other liabilities	(7,586)	(9,733)

Net cash provided by operating activities	17,148	391,161

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned	(1,219)	(1,962)
Proceeds from the sale of fixed assets and real estate	10,160	30,096
Proceeds from the sale of loans	215	39,518
Loan originations and purchases	(1,981,516)	(3,546,084)
Loan repayments	1,915,067	3,423,728
Purchase of investment securities	(104,613)	—
Proceeds from the sale of investment securities	—	32,976
Proceeds from the issuer’s redemption of investment securities	—	7,082
Cash received on investments	7,188	5,557
Proceeds from the sale of Federal Home Loan Bank stock	—	2,564
Purchases of Federal Home Loan Bank stock	—	(1,460)
(continued)

	For the Six-Months Ended
	December 30, 2011	December 31, 2010
(continued)
Investment of proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. in restricted fund	$(80,000)	$—

Net cash used in investing activities	(234,718)	(7,985)

Cash flows from financing activities:
Payments on short-term borrowings	(1,610,950)	(2,763,332)
Cash proceeds from short-term borrowings	1,604,950	2,853,632
Decrease in deposits	(36,891)	(216,440)
Advances from the Federal Home Loan Bank	—	418,644
Payments on advances from the Federal Home Loan Bank	(6,579)	(446,027)
Payment of cash dividends on common stock	—	(3,253)
Shortfall for taxes on vesting of restricted stock	(62)	(310)
Cash proceeds on securities sold under agreements to repurchase	(939)	(9,876)
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P.	100,000	—
Proceeds related to the deferred compensation plan	173	311
Purchase of treasury stock related to the deferred compensation plan	(178)	(340)

Net cash provided by (used in) financing activities	49,524	(166,991)

Net (decrease) increase in cash and cash equivalents	(168,046)	216,185
Cash and cash equivalents at beginning of period	298,903	27,190

Cash and cash equivalents at end of period	$130,857	$243,375

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$700	$414

Foreclosures on loans	$4,536	$36,724

Transfer of securities from held to maturity to available for sale	$—	$42,519

Transfer of loans from investment to held for sale	$—	$50,599

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,167	$23,564

Income taxes	$—	$1,635

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 30, 2011 and December 31, 2010

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 30, 2011, and for the three and six-months ended December 30, 2011 and December 31, 2010, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 24, 2011 filed on Form 10-K. Amounts as of June 24, 2011 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer. Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (“FINRA”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (the “SEC”) as broker/dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and as registered investment advisors under the Investment Advisors Act of 1940.

SWS Insurance holds insurance agency licenses in forty-seven states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. The Company retains no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

The Bank is a federally chartered savings bank regulated since July 21, 2011 by the Office of the Comptroller of the Currency (“OCC”). Prior to July 21, 2011, the Bank was regulated by the Office of Thrift Supervision (“OTS”). As of July 21, 2011, the Federal Reserve Board (“FRB”) began supervising and regulating SWS Group and SWS Banc. SWS Banc is a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month. The Bank’s second quarter financial statements are prepared as of December 31, 2011. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant intercompany balances and transactions have been eliminated.

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

Accounting Prounouncements. The Financial Accounting Standards Board (“FASB”) and the SEC have recently issued the following statements, which are applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS or are not expected to have a material effect on our financial statements:

Accounting Standards Update (“ASU”) 2011-11 “Disclosures about Offsetting Assets and Liabilities.” In December 2011, the FASB issued ASU 2011-11 which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The purpose of ASU 2011-11 is to facilitate comparison between entities that prepare their financial statements on a basis of accounting principles generally accepted in the United States (“GAAP”) and entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, the Company’s first quarter of fiscal 2014. The Company is in the process of evaluating the impact of ASU 2011-11 on its financial statements and processes.

ASU 2011-08, “Testing Goodwill for Impairment.” In September 2011, the FASB issued ASU 2011-08 to simplify testing goodwill for impairment. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, the Company’s first quarter of fiscal 2013 and early adoption is permitted. The Company does not expect ASU 2011-08 to have a material impact on its financial statements and processes.

ASU 2011-05, “Comprehensive Income” as amended by ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income.” In June 2011, the FASB issued ASU 2011-05 to increase the prominence of items reported in other comprehensive income. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, the Company’s first quarter of fiscal 2013 and early adoption is permitted. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers the presentation of reclassification adjustments out of other comprehensive income by component in both the statement in which net income is presented and the statement in which comprehensive income is presented. The Company does not expect ASU 2011-05 or ASU 2011-12 to have a material impact on its financial statements and processes.

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU 2011-04 to allow for common fair value measurement and disclosure requirements in

GAAP and IFRS. Consequently, the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements has changed. FASB does not intend for the changes to result in a change in the application of the requirements in the fair value standard. ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, the Company’s third quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material impact on its financial statements and processes.

ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreement.” In April 2011, the FASB issued ASU 2011-03 to improve the accounting for repurchase and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011, which is the Company’s fiscal 2012 third quarter. The Company does not expect ASU 2011-03 to have material impact on its financial statements and processes.

Income Taxes. The following updates the Company’s income tax policies discussed in Note 1 (p), Federal Income Taxes of the Fiscal 2011 Form 10-K.

As of December 30, 2011, the Company’s deferred tax assets include $704,000 related to capital losses from investments in various partnership assets. To use these deferred tax assets, the Company must generate sufficient capital gain income within the carry-back and carry-forward period available under the tax law. As of December 30, 2011, the Company did not believe it was more likely than not that it would generate sufficient capital gain income to offset these capital losses. Accordingly, the Company has a $660,000 valuation allowance to reflect the amount of the deferred tax assets that it believes is more likely than not to not be recognized. The valuation allowance decreased $184,000 from June 24, 2011, as a result of receiving additional valuation information about these investments.

At December 30, 2011, the Company had approximately $1,022,000 of unrecognized tax benefits. The Company’s net liability for unrecognized tax benefits decreased $372,000 from June 24, 2011 to December 30, 2011 due to the expiration of the statute of limitations. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $200,000, net of federal benefit, as of December 30, 2011 and $322,000, net of federal benefit, as of June 24, 2011. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $822,000 as of December 30, 2011, net of federal benefit, and $1,072,000 as of June 24, 2011, net of federal benefit.

With limited exceptions, the Company is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2008. Examinations of certain state returns for the years ended December 31, 2007 through 2010 are underway. The IRS has notified the Company that it intends to audit the Company’s federal tax returns for 2008-2010 in February 2012.

Income tax expense (benefit) for the three and six-month periods ended December 30, 2011 and December 31, 2010 (effective rate of 37.7% and 53.8% in the three-month periods ended December 30, 2011 and December 31, 2010, respectively, and 34.3% and 32.0% in the six-month periods ended

December 30, 2011 and December 31, 2010, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal 2012 and 2011) to income (loss) before income tax expense (benefit) and is comprised of the following (in thousands):

	Three-Months Ended		Six-Months Ended
	December 30,	December 31,	December 30,	December 31,
	2011	2010	2011	2010
Income tax benefit at the statutory rate	$(8,057)	$(250)	$(6,764)	$(10,847)
Tax exempt interest	(221)	(207)	(433)	(420)
Tax exempt income from company-owned life insurance (“COLI”)	(201)	(238)	298	(466)
State income taxes, net of federal tax benefit	(534)	(16)	(173)	440
Non-deductible meals and entertainment	40	44	72	77
Non-deductible compensation	253	280	627	385
Valuation allowance	81	—	(184)	844
Other, net	(43)	3	(81)	74

	$(8,682)	$(384)	$(6,638)	$(9,913)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 30, 2011 and June 24, 2011 are presented below (in thousands):

	December 30, 2011	June 24, 2011
Deferred tax assets:
Employee compensation plans	$10,158	$12,711
Allowance for probable loan losses	9,627	16,735
Bad debt reserve	1,986	1,709
Deferred rent	1,676	1,659
Gain on sale of loans deferred	365	508
Investment in unconsolidated ventures	219	128
Long-term debt	6,796	—
State taxes	1,269	1,426
Other	1,122	690

Gross deferred tax assets	33,218	35,566
Valuation allowance	(660)	(844)

Net deferred tax asset	$32,558	$34,722

Deferred tax liabilities:
Securities available for sale	$(681)	$(398)
Extraordinary gain related to the M.L. Stern & Co., LLC acquisition	(239)	(239)
Fixed assets, net	(548)	(440)
Real estate owned (“REO”)	(1,562)	—
Other	(70)	(66)

Total gross deferred tax liabilities	(3,100)	(1,143)

Net deferred tax assets – included in other assets on the Consolidated Statements of Financial Condition	$29,458	$33,579

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s fair value policies are discussed in Note 1 (u), Fair Value of Financial Instruments of the Fiscal 2011 Form 10-K.

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities available for sale,” “Securities owned, at fair value”, “Securities sold, not yet purchased, at fair value” and “Warrants” at December 30, 2011 and June 24, 2011 and for the Bank at December 31, 2011 and June 30, 2011 (in thousands):

December 30, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$35,536	$—	$—	$35,536

	$35,536	$—	$—	$35,536

Securities available for sale
U.S. Home Systems, Inc. (“USHS”) common stock	$2,375	$—	$—	$2,375
Westwood Holdings Group, Inc. (“Westwood”) common stock	154	—	—	154
U.S. government and government agency obligations	—	101,573	—	101,573

	$2,529	$101,573	$—	$104,102

Securities owned, at fair value
Corporate equity securities	$676	$—	$675	$1,351
Municipal obligations	—	79,046	21,682	100,728
U.S. government and government agency obligations	8,947	4,608	—	13,555
Corporate obligations	—	72,849	—	72,849
Other	691	3,941	—	4,632

	$10,314	$160,444	$22,357	$193,115

LIABILITIES

Securities sold, not yet purchased, at fair value
Corporate equity securities	$173	$—	$—	$173
U.S. government and government agency obligations	20,300	135	—	20,435
Corporate obligations	—	40,325	—	40,325
Other	—	555	—	555

	$20,473	$41,015	$—	$61,488

Warrants
Stock purchase warrants	$—	$—	$43,569	$43,569

	$—	$—	$43,569	$43,569

Grand total	$27,906	$221,002	$(21,212)	$227,696

June 24, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$55,617	$—	$—	$55,617

	$55,617	$—	$—	$55,617

Securities available for sale
USHS stock	$1,868	$—	$—	$1,868
Westwood stock	152	—	—	152

	$2,020	$—	$—	$2,020

Securities owned, at fair value
Corporate equity securities	$915	$—	$1,225	$2,140
Municipal obligations	—	76,589	21,676	98,265
U.S. government and government agency obligations	16,491	10,889	—	27,380
Corporate obligations	—	72,053	—	72,053
Other	692	21,057	—	21,749

	$18,098	$180,588	$22,901	$221,587

LIABILITIES

Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$50,350	$623	$—	$50,973
Corporate obligations	—	17,289	—	17,289
Other	—	399	—	399

	$50,350	$18,311	$—	$68,661

Grand total	$25,385	$162,277	$22,901	$210,563

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Corporate Equity Securities	Municipal Obligations	Warrants	Total
Beginning balance at June 24, 2011	$1,225	$21,676	$—	$22,901
Sales/redemption	(425)	—	—	(425)
Unrealized loss	—	—	(171)	(171)
Issuance of warrants	—	—	(24,136)	(24,136)

Ending balance at September 30, 2011	$800	$21,676	$(24,307)	$(1,831)
Sales/redemption	(125)	—	—	(125)
Unrealized loss	—	—	(19,262)	(19,262)
Transfers from level 2 to level 3	—	6	—	6

Ending balance at December 30, 2011	$675	$21,682	$(43,569)	$(21,212)

There were no transfers between Level 1 and Level 2 for the six-months ended December 30, 2011. The transfer from Level 2 to Level 3 was due to a default on a municipal obligation during the three-months ended December 30, 2011. At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels.

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in “Net gains on principal transactions” on the Consolidated Statements of Loss and Comprehensive Income (Loss). Changes in unrealized gain (losses) for the stock purchase warrants are presented in other revenue (expense) on the Consolidated Statements of Loss and Comprehensive Income (Loss). The total unrealized loss included in earnings related to assets and liabilities still held for the three and six-month periods ended December 30, 2011 was $19,262,000 and $19,433,000, respectively.

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

Long-Term Debt. The fair value of long-term debt was estimated using a discounted cash flow model with assumptions regarding the factors a market participant would consider in valuing the liability, including credit and liquidity risk.

The recorded amounts and fair value of the Company’s financial instruments at December 30, 2011 and June 24, 2011 and for the Bank at December 31, 2011 and June 30, 2011 were as follows (in thousands):

	December		June
	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Securities held to maturity:
Government National Mortgage Association (“GNMA”) securities	$30,528	$31,231	$34,176	$34,496
Loans held for sale	4,916	4,916	5,241	5,241
Loans, net	1,006,295	1,102,393	946,768	1,023,362
REO and other repossessed assets(*)	18,795	18,795	24,562	24,562
Financial liabilities:
Deposits:
Deposits (with no stated maturity)	1,027,573	1,027,573	1,058,155	1,058,155
Time deposits	42,007	42,688	48,316	49,054
Advances from FHLB	88,133	103,112	94,712	106,729
Long-term debt	77,275	77,176	—	—

(*)	The amount of additional write-downs required to reflect current fair value was $775 and $11,543 for the six-months ended December 31, 2011 and 2010, respectively.

EMPLOYEE BENEFITS

Restricted Stock Plan. During the first six-months of fiscal 2012, the Board of Directors approved grants to various officers and employees totaling 67,310 shares with a weighted average market value of $5.20 per share. During the first six-months of fiscal 2011, the Board of Directors approved grants to various officers and employees totaling 39,641 shares with a weighted average market value of $6.18 per share. For the three and six-months ended December 30, 2011, SWS recognized compensation expense related to restricted stock grants of approximately $235,000 and $455,000, respectively. For the three and six-months ended December 31, 2010, SWS recognized compensation expense related to restricted stock grants of approximately $322,000 and $547,000, respectively.

At December 30, 2011, there were 145,370 unvested shares outstanding under the Restricted Stock Plan and 305,268 shares available for future grants.

CASH AND CASH EQUIVALENTS

For the purpose of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures interest-bearing cash accounts up to $250,000. Also, non-interest bearing transaction accounts have unlimited coverage under FDIC insurance until December 31, 2012 in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At December 30, 2011 and June 24, 2011, cash balances included $753,000 and $752,000 that were not federally insured because they exceeded federal insurance limits, respectively. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk of loss on these deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At December 31, 2011 and June 30, 2011, these reserve balances amounted to $3,045,000 and $4,158,000, respectively.

RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents represents funds received from Hilltop Holdings, Inc. (“Hilltop”), Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) upon completion of the transactions contemplated by the Funding Agreement entered into on March 20, 2011. The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries. See additional discussion in “Debt Issued with Stock Purchase Warrants.” Upon approval of the Board of Directors, the Company contributed $20,000,000 of this cash to the Bank in December 2011. The remaining $80,000,000 remains at the parent company to be used for general corporate purposes. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows. Our restricted cash and cash equivalents are held in money market funds.

INVESTMENTS AND VARIABLE INTEREST ENTITIES

SWS has interests in three investment partnerships that it accounts for under the equity method, which approximates fair value. One is a limited partnership venture capital fund in which SWS has invested $5,000,000. Based on a review of the fair value of this limited partnership investment, SWS determined that its share of the investments made by the limited partnership should be valued at $2,121,000 at December 30, 2011 and $2,114,000 at June 24, 2011. SWS recorded a net gain on this investment for the three and six-months ended December 30, 2011 of $4,000 and $7,000, respectively. In comparison, during the three and six-months ended December 31, 2010, SWS recorded net losses of $171,000 and $187,000, respectively, on this investment.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of December 31, 2011, the Bank had invested $2,400,000 of its aggregate $5,000,000 commitment to the two funds. During the three and six-months ended December 31, 2011, the Bank recorded net gains of $162,000 and $196,000, respectively, related to these two investments. In comparison, during the three and six-months ended December 31, 2010, the Bank recorded net losses of $9,000 and $136,000, respectively, related to these two investments. During the three and six-months ended December 31, 2011 and 2010, the Bank received distributions of $517,000 and $306,000, respectively, from one of these investments.

The Company’s variable interest entity (“VIE”) policies are discussed in Note 11 Investments and Variable Interest Entities of the Fiscal 2011 Form 10-K.

The loans to commercial borrowers secured by real estate noted in the table below meet the definition of a VIE because the legal entities have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support; however, the Company is not the primary beneficiary of the legal entities. The Company has customary lender’s rights and remedies as provided in the related promissory notes and loan agreements, but has no controlling interests in the operations of the legal entities of these borrowers. In addition, the Company has not provided the borrowers with any form of support outside of the contractual loan obligations. Accordingly, the entities are not consolidated in the Company’s financial statements.

($ in thousands)	December 31, 2011			June 30, 2011
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss

Loans to commercial borrowers secured by real estate	5	$1,856	$1,755	3	$6,280	$6,280

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition. See additional discussion in “Loans and Allowance for Probable Loan Losses.”

SECURITIES HELD TO MATURITY

Securities held to maturity consist of the following (in thousands):

	December 31, 2011	June 30, 2011
GNMA securities	$30,528	$34,176

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000 including a premium of $525,000. The premium is amortized over the period from the date of purchase to the stated maturity date (15 years) of the GNMA securities using the interest method. At December 31, 2011, the GNMA securities had a recorded value of $30,528,000. During the three and six-months ended December 31, 2011, the Bank recorded $58,000 and $98,000, respectively, in amortization of the premium and received $2,357,000 and $4,028,000, respectively, of principal and interest payments, recording $236,000 and $478,000, respectively, in interest. These securities are accounted for at amortized cost. As of December 31, 2011, the weighted average yield on this investment is expected to be 2.5% and the weighted average maturity is expected to be 2.9 years based on the anticipated timing of future cash payments.

In December 2010, the Bank sold $32,955,000 of GNMA securities for $32,976,000, generating a realized gain of $21,000. The Bank sold these securities in order to increase the Bank’s capital ratios by reducing the Bank’s asset base. During the three and six-months ended December 31, 2010, the Bank recorded $53,000 and $151,000, respectively, in amortization of the premium and received $3,662,000 and $6,208,000 of principal and interest payments, respectively, recording $466,000 and $957,000 in interest, respectively. As a result of this sale, it was determined that the remaining balance of the GNMA securities, $42,519,000, was no longer held to maturity and was reclassed to securities available for sale. These securities were marked to market as of December 31, 2010 with $60,000 of unrealized gain recorded to other comprehensive income. The remaining balance was sold in the third quarter of fiscal 2011.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 30, 2011, SWS held Temporary Liquidity Guarantee Program (“TLGP”) bonds with a fair value of $35,536,000 and cash of approximately $171,863,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act Rule 15c3-3”). SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at December 30, 2011.

At June 24, 2011, SWS held TLGP bonds with a fair value of $55,617,000 and cash of approximately $182,708,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 24, 2011.

SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock of USHS and Westwood, which it classifies as securities available for sale. In addition to the shares of common stock owned by SWS Group, the Bank owns U.S. government and government agency obligations that are available for sale. The unrealized holding gains (losses), net of tax, related to these securities are recorded as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition.

The following table summarizes the cost and market value of these investments at December 30, 2011 and June 24, 2011 and for the Bank at December 31, 2011 and June 30, 2011 (dollars in thousands):

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December
USHS	357,154	$914	$1,461	$—	$2,375
Westwood	4,216	7	147	—	154
U.S. government and government agency obligations(*)	N/A	101,271	302	—	101,573

Securities available for sale		$102,192	$1,910	$—	$104,102

(*)	In the first half of fiscal 2012, the Bank purchased these securities at a cost of $104,613, including a net premium of $2,260. The premium is amortized over the period from the date of purchase to the stated maturity date, (weighted average of 23.4 years), using the interest method. During the three and six-months ended December 31, 2011, the Bank recorded $187 and $220, respectively, in amortization of the premium and the Bank received $3,437 and $3,733, respectively, in principal and interest payments recording $555 and $612, respectively, in interest.

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June
USHS	357,154	$914	$954	$—	$1,868
Westwood	4,216	7	145	—	152

Securities available for sale		$921	$1,099	$—	$2,020

The Bank’s investment in these securities is classified as Level 2 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments” and is valued based on models using observable inputs rather than quoted market prices in an active market.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 30, 2011 and June 24, 2011, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December	June
Receivable
Securities failed to deliver	$15,552	$19,387
Securities borrowed	1,390,485	1,529,707
Correspondent broker/dealers	35,486	38,019
Clearing organizations	27,029	20,879
Other	31,233	12,531

	$1,499,785	$1,620,523

Payable
Securities failed to receive	$21,655	$18,214
Securities loaned	1,353,718	1,519,665
Correspondent broker/dealers	14,027	12,087
Other	9,407	18,067

	$1,398,807	$1,568,033

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At December 30, 2011, SWS had collateral of $1,390,471,000 under securities lending agreements, of which SWS had repledged $1,325,249,000. At June 24, 2011, SWS had collateral of $1,529,607,000 under securities lending agreements, of which SWS had repledged $1,484,485,000.

LOANS HELD FOR SALE

Loans held for sale consist of originated loans that were held for investment that management subsequently decided to sell. The recorded values of loans held for sale were as follows (in thousands):

	December 31, 2011	June 30, 2011
Loans held for sale	$4,916	$5,241

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loans is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable at December 31, 2011 and June 30, 2011 were as follows (in thousands):

	December	June
Loans receivable:
Residential construction	$12,171	$33,296
Lot and land development	31,953	60,070
1-4 family (*)	416,193	217,175
Commercial real estate	390,612	444,064
Multi-family	42,828	60,831
Commercial loans	143,233	173,170
Consumer loans	2,825	3,055

	1,039,815	991,661
Unamortized premiums and discounts	(409)	(460)

	1,039,406	991,201
Allowance for probable loan losses	(33,111)	(44,433)

	$1,006,295	$946,768

(*)	Includes $311,777 and $100,239 of purchased mortgage loans held for investment at December 31, 2011 and June 30, 2011, respectively.

The loans included in the Bank’s purchased mortgage loans held for investment portfolio are purchases made by the Bank’s mortgage purchase division of participations in newly originated residential loans from various mortgage bankers nationwide at par.

There were $1,041,000 and $1,452,000 of unamortized deferred fees and costs in the loans receivable balances at December 31, 2011 and June 30, 2011, respectively.

In the first quarter of fiscal 2012, the Company adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02). The information required by this ASU is presented in the tables below.

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

The analysis of the allowance for loan losses for the three and six-months ended December 31, 2011 and 2010 and the recorded investment in loans receivable at December 31, 2011 and 2010 were as follows (in thousands):

	Three-Months Ended December 31, 2011
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multi- family	Commercial	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$1,410	$4,577	$5,089	$21,733	$3,014	$3,869	$18	$39,710
Charge-offs	(675)	(847)	—	(2,572)	(4,393)	(691)	(10)	(9,188)
Recoveries	15	53	15	1	—	30	—	114

Net charge-offs	(660)	(794)	15	(2,571)	(4,393)	(661)	(10)	(9,074)
Additions charged to operations	84	(413)	(553)	(1,959)	5,079	212	25	2,475

Balance at end of period	$834	$3,370	$4,551	$17,203	$3,700	$3,420	$33	$33,111

Ending balance: individually evaluated for impairment	$307	$451	$537	$3,740	$369	$692	$—	$6,096

Ending balance: collectively evaluated for impairment	$527	$2,919	$4,014	$13,463	$3,331	$2,728	$33	$27,015

Financing receivables:
Balance at end of period	$12,171	$31,880	$416,064	$390,410	$42,811	$143,245	$2,825	$1,039,406

Ending balance: individually evaluated for impairment	$4,822	$3,889	$4,729	$49,396	$17,342	$3,228	$13	$83,419

Ending balance: collectively evaluated for impairment	$7,349	$27,991	$411,335	$341,014	$25,469	$140,017	$2,812	$955,987

	Three-Months Ended December 31, 2010
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multi- family	Commercial	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$2,463	$6,136	$5,387	$24,055	$2,234	$5,091	$23	$45,389
Charge-offs	(387)	(456)	(481)	(3,656)	(34)	(136)	—	(5,150)
Recoveries	32	9	4	18	—	10	—	73

Net charge-offs	(355)	(447)	(477)	(3,638)	(34)	(126)	—	(5,077)
Additions charged to operations	672	(247)	1,142	7,342	(1,092)	(1,085)	(3)	6,729

Balance at end of period	$2,780	$5,442	$6,052	$27,759	$1,108	$3,880	$20	$47,041

Ending balance: individually evaluated for impairment	$41	$30	$909	$913	$—	$118	$—	$2,011

Ending balance: collectively evaluated for impairment	$2,739	$5,412	$5,143	$26,846	$1,108	$3,762	$20	$45,030

Financing receivables:
Balance at end of period	$50,232	$87,877	$297,815	$471,599	$73,942	$204,860	$4,129	$1,190,454

Ending balance: individually evaluated for impairment	$1,043	$12,490	$12,380	$25,976	$16,633	$2,039	$134	$70,695

Ending balance: collectively evaluated for impairment	$49,189	$75,387	$285,435	$445,623	$57,309	$202,821	$3,995	$1,119,759

	Six-Months Ended December 31, 2011
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multi- family	Commercial	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$531	$3,168	$6,107	$28,306	$871	$5,417	$33	$44,433
Charge-offs	(1,020)	(1,887)	(184)	(4,055)	(6,053)	(1,159)	(10)	(14,368)
Recoveries	135	109	37	218	—	72	—	571

Net charge-offs	(885)	(1,778)	(147)	(3,837)	(6,053)	(1,087)	(10)	(13,797)
Additions charged to operations	1,188	1,980	(1,409)	(7,266)	8,882	(910)	10	2,475

Balance at end of period	$834	$3,370	$4,551	$17,203	$3,700	$3,420	$33	$33,111

	Six-Months Ended December 31, 2010
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multi- family	Commercial	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$3,362	$4,808	$3,542	$19,733	$812	$2,853	$31	$35,141
Charge-offs	(1,999)	(2,660)	(3,637)	(24,143)	(562)	(1,678)	—	(34,679)
Recoveries	157	96	14	28	—	43	1	339

Net charge-offs	(1,842)	(2,564)	(3,623)	(24,115)	(562)	(1,635)	1	(34,340)
Additions charged to operations	1,260	3,198	6,133	32,141	858	2,662	(12)	46,240

Balance at end of period	$2,780	$5,442	$6,052	$27,759	$1,108	$3,880	$20	$47,041

As of December 31, 2011 and December 31, 2010, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment, was 4.55% and 4.58%, respectively. There is no loan loss allowance for purchased mortgage loans held for investment because the loans are held on average for 25 days or less.

Loans receivable on non-accrual status as of December 31, 2011 and June 30, 2011 were as follows (in thousands):

	December 31, 2011	June 30, 2011
1-4 family	$2,879	$3,377
Lot and land development	2,735	17,888
Multi-family	11,221	14,493
Residential construction	3,144	4,799
Commercial real estate	25,136	20,626
Commercial loans	2,130	3,166
Consumer loans	13	21

	$47,258	$64,370

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where full collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. The average recorded investment in non-accrual loans was approximately $54,138,000 during the six-months ended December 31, 2011 and $60,697,000 during the six-months ended December 31, 2010. Interest income recorded on non-accrual loans prior to being placed on non-accrual status totaled approximately $13,000 and $192,000 for the three and six-months ended December 31, 2011, respectively, and $42,000 and $375,000 for the three and six-months ended December 31, 2010, respectively.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of December 31, 2011 and June 30, 2011 (in thousands):

	000,000	000,000	000,000	000,000	000,000
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
December 31, 2011
With no related allowance recorded:
1-4 family	$2,845	$3,208	$—	$2,816	$2
Lot and land development	2,872	3,273	—	8,988	52
Multi-family	7,666	8,343	—	9,222	—
Residential construction	2,522	2,691	—	2,296	—
Commercial real estate	16,468	21,210	—	11,672	—
Commercial loans	2,755	4,478	—	3,721	—
Consumer loans	13	21	—	40	—

	35,141	43,224	—	38,755	54

With an allowance recorded:
1-4 family	1,884	1,886	537	2,031	40
Lot and land development	1,017	1,349	451	1,713	—
Multi-family	9,676	12,939	369	7,626	189
Residential construction	2,300	2,676	307	2,364	34
Commercial real estate	32,928	34,417	3,740	28,153	720
Commercial loans	473	473	692	1,018	66
Consumer loans	—	—	—	—	—

	48,278	53,740	6,096	42,905	1,049

	000,000	000,000	000,000	000,000	000,000
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
December 31, 2011
Total
1-4 family	$4,729	$5,094	$537	$4,847	$42
Lot and land development	3,889	4,622	451	10,701	52
Multi-family	17,342	21,282	369	16,848	189
Residential construction	4,822	5,367	307	4,660	34
Commercial real estate	49,396	55,627	3,740	39,825	720
Commercial loans	3,228	4,951	692	4,739	66
Consumer loans	13	21	—	40	—

	$83,419	$96,964	$6,096	$81,660	$1,103

(*)	Represents the average recorded investment for the six-months ended December 31, 2011.
(#)	Represents interest income recognized on impaired loans for the six-months ended December 31, 2011.

	000,000	000,000	000,000	000,000	000,000
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2011
With no related allowance recorded:
1-4 family	$3,214	$3,604	$—	$6,032	$2
Lot and land development	19,418	20,329	—	13,630	70
Multi-family	14,493	15,303	—	10,318	—
Residential construction	4,799	5,702	—	3,181	—
Commercial real estate	11,446	13,658	—	14,705	35
Commercial loans	2,818	3,740	—	1,837	—
Consumer loans	21	27	—	98	—

	$56,209	$62,363	$—	$49,801	$107

	000,000	000,000	000,000	000,000	000,000
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2011
With an allowance recorded:
1-4 family	$2,560	$2,560	$381	$3,136	$136
Lot and land development	112	112	23	1,167	24
Multi-family	—	—	—	3,626	—
Residential construction	230	230	2	116	10
Commercial real estate	17,147	17,784	2,322	13,995	291
Commercial loans	1,797	1,797	425	682	539
Consumer loans	—	—	—	—	—

	21,846	22,483	3,153	22,722	1,000

June 30, 2011
Total
1-4 family	5,774	6,164	381	9,168	138
Lot and land development	19,530	20,441	23	14,797	94
Multi-family	14,493	15,303	—	13,944	—
Residential construction	5,029	5,932	2	3,297	10
Commercial real estate	28,593	31,442	2,322	28,700	326
Commercial loans	4,615	5,537	425	2,519	539
Consumer loans	21	27	—	98	—

	$78,055	$84,846	$3,153	$72,523	$1,107

(*)	Represents the average recorded investment for the fiscal year ended June 30, 2011.
(#)	Represents interest income recognized on impaired loans for the fiscal year ended June 30, 2011.

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

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables, excluding loans held for sale, as of December 31, 2011 and June 30, 2011 (in thousands):

	$1,039,406	$1,039,406	$1,039,406	$1,039,406
	Pass	Special Mention(*)	Substandard(#)	Total
December 31, 2011
1-4 family	$397,968	$1,160	$16,936	$416,064
Lot and land development	17,725	1,644	12,511	31,880
Multi-family	25,359	—	17,452	42,811
Residential construction	6,197	—	5,974	12,171
Commercial real estate	294,884	11,603	83,923	390,410
Commercial loans	133,929	464	8,852	143,245
Consumer loans	2,704	108	13	2,825

	$878,766	$14,979	$145,661	$1,039,406

	$1,039,406	$1,039,406	$1,039,406	$1,039,406
	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2011
1-4 family	$198,719	$61	$18,258	$217,038
Lot and land development	24,873	3,230	31,887	59,990
Multi-family	34,378	6,225	20,210	60,813
Residential construction	20,860	465	11,971	33,296
Commercial real estate	337,254	7,193	99,367	443,814
Commercial loans	155,174	4,103	13,918	173,195
Consumer loans	3,021	13	21	3,055

	$774,279	$21,290	$195,632	$991,201

(*)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that result in a higher credit risk.
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

The following tables highlight the age analysis of the Bank’s financing receivables as of December 31, 2011 and June 30, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
December 31, 2011
1-4 family	$3,207	$885	$1,240	$5,332	$410,732	$416,064	$—
Lot and land development	1,278	44	1,909	3,231	28,649	31,880	—
Multi-family	—	—	1,835	1,835	40,976	42,811	—
Residential construction	1,679	1,877	1,958	5,514	6,657	12,171	—
Commercial real estate	4,952	9,608	13,251	27,811	362,599	390,410	—
Commercial loans	4,670	779	1,521	6,970	136,275	143,245	—
Consumer loans	6	108	—	114	2,711	2,825	—

	$15,792	$13,301	$21,714	$50,807	$988,599	$1,039,406	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2011
1-4 family	$837	$221	$2,053	$3,111	$213,927	$217,038	$—
Lot and land development	714	—	2,373	3,087	56,903	59,990	—
Multi-family	—	—	2,010	2,010	58,803	60,813	—
Residential construction	870	849	4,251	5,970	27,326	33,296	—
Commercial real estate	1,452	2,799	9,870	14,121	429,693	443,814	—
Commercial loans	1,446	717	2,222	4,385	168,810	173,195	—
Consumer loans	63	13	14	90	2,965	3,055	—

	$5,382	$4,599	$22,793	$32,774	$958,427	$991,201	$—

In certain circumstances, the Bank modifies the terms of its loans to a troubled borrower. Modifications may include extending the maturity date, reducing the stated interest rate or rescheduling future cash flows. The Bank accounts for the modification as a troubled debt restructuring (“TDR”).

Loans that have been modified in a TDR continue to be considered restructured until paid in full. These loans, including loans restructured in the prior 12 months that defaulted during the period, are individually evaluated for impairment taking into consideration payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. A specific allowance for an impaired loan that has been modified in a TDR is established when the loan’s fair value is lower than its recorded investment. In addition, the historical rate of charge-offs to the pre-modification recorded investment by portfolio segment is factored into the formula utilized to determine the general allowance for probable loan losses.

The table below presents the recorded investment in loans modified in TDRs as of December 31, 2011 and June 30, 2011 (in thousands):

	December 31, 2011 (1)	June 30, 2011 (1)
1-4 family	$457	$50
Lot and land development	1,457	4,295
Multi-family	9,676	13,009
Commercial real-estate	1,258	4,868
Commercial	893	693

	$13,741	$22,915

(1)

The allowance for loan losses, excluded from the recorded investment, associated with loans modified in TDRs as of December 31, 2011 and June 30, 2011, was $50 and $0, respectively. The recorded investment includes $1,029 and $540 of loans on accrual status as of December 31, 2011 and June 30, 2011, respectively.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three and six-months ended December 31, 2011 ($ in thousands):

	Three-Months Ended December 31, 2011			Six-Months Ended December 31, 2011
	Number of Contracts(1)	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts(1)	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
1-4 family	1	$370	$370	1	$370	$370
Commercial	—	—	—	2	600	600

	1	$370	$370	3	$970	$970

(1)	The Bank extended the maturity date of these loans.

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted during the three and six-months ended December 31, 2011 are summarized in the following table ($ in thousands):

	Three-Months Ended December 31, 2011		Six-Months Ended December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$128	1	$128

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 30, 2011 and June 24, 2011 consisted of the following (in thousands):

	December	June
Securities owned
Corporate equity securities	$1,351	$2,140
Municipal obligations	100,728	98,265
U.S. government and government agency obligations	13,555	27,380
Corporate obligations	72,849	72,053
Other	4,632	21,749

	$193,115	$221,587

Securities sold, not yet purchased
Corporate equity securities	$173	—
U.S. government and government agency obligations	20,435	50,973
Corporate obligations	40,325	17,289
Other	555	399

	$61,488	$68,661

Securities owned and securities sold, not yet purchased are carried at fair value. See additional discussion in “Fair Value of Financial Instruments.”

Some of these securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’s clearing business. See additional discussion in “Short-Term Borrowings.” At December 30, 2011 and June 24, 2011, securities pledged as security deposits at clearing organizations were $2,200,000 and $2,550,000, respectively.

SECURITIES PURCHASED/SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At December 30, 2011, SWS held reverse repurchase agreements totaling $10,145,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $10,172,000. At June 24, 2011, SWS held reverse repurchase agreements totaling $42,649,000, collateralized by U.S. government and government agency obligations with a market value of approximately $42,834,000.

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The

Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 30, 2011 and June 24, 2011 were $9,374,000 and $10,313,000, respectively.

SHORT-TERM BORROWINGS

The following table details the components of short-term borrowings for the Company’s brokerage segments at December 30, 2011 and June 24, 2011 and for the Bank at December 31, 2011 and June 30, 2011 (in thousands):

	December
	Limit	Collateral	Outstanding	Available
Brokerage
Short-term borrowings:
Uncommitted lines of credit:
Broker lines of credit (1)	$300,000	$111,064	$69,500	$170,500
Unsecured (2)	20,000	N/A	—	20,000
Committed lines of credit (3)	45,000	59,316	34,500	10,500
Unsecured letters of credit:
Securities clearing organizations (4)	—	N/A	—	N/A
Support for options trading (5)	75,000	97,470	—	15,000
Bank
Short-term borrowings:
Secured lines of credit (6)	N/A	N/A	—	84,227

			$104,000

	June
	Limit	Collateral	Outstanding	Available
Brokerage
Short-term borrowings:
Uncommitted lines of credit:
Broker lines of credit (1)	$300,000	$111,521	$72,000	$163,000
Unsecured (2)	20,000	N/A	—	19,750
Committed lines of credit (3)	45,000	61,788	38,000	7,000
Unsecured letters of credit:
Securities clearing organizations (4)	250	N/A	—	N/A
Support for options trading (5)	75,000	95,987	—	10,000
Bank
Short-term borrowings:
Secured lines of credit (6)	N/A	N/A	—	82,595

			$110,000

(1)	These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts, and underwriting activities. These lines may also be used to release pledged collateral against day loans. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.04% at December 30, 2011 and 0.08% at June 24, 2011). The total amount of borrowings available under these lines of credit is reduced by the amount available under the support for options trading unsecured letter of credit, referenced in footnote 5 below. At December 30, 2011, there was $60,000 outstanding under the unsecured letter of credit, thus reducing the amount available under these lines of credit by $60,000, for a total available of $170,500. At June 24, 2011, there was $65,000 outstanding under the unsecured letter of credit, thus reducing the amount available under these lines of credit by $65,000, for a total available of $163,000.

(2)	This unsecured line of credit is due on demand and bears interest at rates indexed to the federal funds rate. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing.
(3)	On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000 committed revolving credit facility. The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000. In January 2012, the agreement was renewed amending the interest rate when drawn to the federal funds rate plus 125 basis points.
(4)	These unsecured letters of credit are pledged to support SWS’s open positions with securities clearing organizations. This letter of credit, which had a 1% commitment fee and was renewable semi-annually, expired in October 2011.
(5)	This irrevocable letter of credit agreement is pledged to support customer open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at a rate of 0.5% per annum. If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee. The letter of credit is renewable semi-annually. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts. At December 30, 2011 and June 24, 2011, the maximum amount available under this letter of credit agreement was $75,000. At December 30, 2011 and June 24, 2011, the Company had outstanding, undrawn letters of credit of $60,000 and $65,000, respectively, bearing interest at a rate of 0.5% per annum.
(6)	The Bank entered into this secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 100 basis points.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities. At December 30, 2011, approximately $325,440,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $28,469,000 under securities loan agreements. At June 24, 2011, approximately $319,885,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $35,181,000 under securities loan agreements.

DEBT ISSUED WITH STOCK PURCHASE WARRANTS

On March 20, 2011, the Company entered into a Funding Agreement with Hilltop and Oak Hill. On July 29, 2011, after receipt of stockholder and regulatory approval, the Company completed the following transactions contemplated by the Funding Agreement:

•	entered into a $100,000,000, five year, unsecured loan from Hilltop and Oak Hill under the terms of a credit agreement;

•	issued warrants to Hilltop and Oak Hill for the purchase of up to 17,391,304 shares of the Company’s common stock; and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to the Company’s Board of Directors for so long as each owns 9.9% or more of all of the outstanding shares of the Company’s common stock or securities convertible into at least 9.9% of the Company’s outstanding common stock.

In connection with the loans made by Hilltop and Oak Hill under the credit agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series (the “Series A Preferred Stock”)) and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock). These warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the warrants have a weighted average anti-dilution adjustment for the Company’s issuance of common stock at less than 90% of the market price of the common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the warrants represent approximately 17% of the Company’s common stock as of December 30, 2011 (assuming that each of Hilltop and Oak Hill exercises its warrant in full).

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

The warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value. Initial valuation of the warrants using a binomial valuation model and a closing stock price of $5.45 per share indicated a fair value of $24,136,000. At December 30, 2011, the warrant was valued at $43,569,000. The change in fair value for the three and six-months ended December 30, 2011, of $19,262,000 and $19,433,000, respectively, was recorded in other expense on the Consolidated Statements of Income (Loss) and Comprehensive Loss. The binomial model forecasts potential future upward and downward price movements in the Company’s stock price to estimate the value of the warrants. In addition to the Company’s stock price, variables in the model include the risk free rate of return, dividend yield, time to maturity and volatility of the Company’s stock price. The Company’s warrants are classified as Level 3 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments.”

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%. The discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method. For the three and six-months ended December 30, 2011, the Company recorded $852,000 and $1,411,000, respectively, in accretion expense on the discount, resulting in a total long-term debt balance of $77,275,000. For the three and six-months ended December 30, 2011, interest expense on the loan paid to Hilltop and Oak Hill was $2,000,000 and $3,356,000, respectively.

Legal and accounting fees, printing costs and other expenses associated with the loan and warrants totaled $2,459,000 and are being amortized on the straight-line method over the term of the loan. For the three and six-months ended December 30, 2011, interest expense charged to operations was $123,000 and $205,000, respectively.

Total interest expense recorded for the three and six-months ended December 30, 2011 on the Consolidated Statements of Loss and Comprehensive Income (Loss) was $2,975,000 and $4,972,000, respectively.

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

In addition, the covenants limit the Company’s and certain of the Company’s subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	dispose of or acquire certain assets;

•	pay dividends on the Company’s capital stock;

•	make investments, including acquisitions; and
•	enter into transactions with affiliates.

During the first quarter of fiscal 2012, the Company defaulted on two of the provisions of the credit agreement. Specifically, the Company breached the representation and warranty that the Company’s financial statements were prepared in accordance with GAAP due to the Company’s restatement of its quarterly financial statements resulting from an error in the application of GAAP with respect to the Bank’s treatment of mortgage purchase loans held for sale. The Company requested and received a waiver of this event of default. The second event of default arose as a result of a late payment of interest. The credit agreement requires interest payments on the loans to be paid the last day of each of March, June, September and December. The first payment, which was due September 30, 2011, was paid on October 11, 2011, six business days after the required payment date. As a result of this event of default, the Company requested and received a waiver. There were no events of default in the second quarter of fiscal 2012.

DEPOSITS

The Bank’s deposits at December 31, 2011 and June 30, 2011 consisted of the following (dollars in thousands):

	December		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$58,002	5.4%	$69,131	6.3%
Interest bearing demand accounts	10,598	1.0	10,288	0.9
Savings accounts	935,683	87.5	952,775	86.1
Limited access money market accounts	23,290	2.2	25,961	2.4
Certificates of deposit, less than $100,000	24,017	2.2	27,002	2.4
Certificates of deposit, $100,000 and greater	17,990	1.7	21,314	1.9

	$1,069,580	100.0%	$1,106,471	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.09% at December 31, 2011 and 0.13% at June 30, 2011.

At December 31, 2011, the scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$17,301	$2,018	$2,184	$2,296	$218	$24,017
Certificates of deposit, $100,000 and greater	12,506	1,788	1,979	1,607	110	17,990

	$29,807	$3,806	$4,163	$3,903	$328	$42,007

The Bank is funded primarily by core deposits, with interest bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At December 31, 2011 and June 30, 2011, advances from the Federal Home Loan Bank (“FHLB”) were due as follows (in thousands):

	December	June
Maturity:
Due within one year	$11,988	$8,465
Due within two years	18,992	14,987
Due within five years	22,076	34,081
Due within seven years	5,464	4,803
Due within ten years	9,394	7,218
Due within twenty years	20,219	25,158

	$88,133	$94,712

Pursuant to collateral agreements with the FHLB, the advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $416,571,000 of collateral value (as defined) in qualifying loans at December 31, 2011 (calculated at September 30, 2011). At June 30, 2011 (calculated at March 31, 2011), the advances from the FHLB had interest rates from 2% to 7% and were collateralized by approximately $354,000,000 of collateral value in qualifying loans.

At December 31, 2011, the Bank had net borrowing capacity with the FHLB of $328,699,000.

REGULATORY CAPITAL REQUIREMENTS

Brokerage.

At December 30, 2011 and June 24, 2011, the net capital position of Southwest Securities was as follows (in thousands):

	December 30, 2011	June 24, 2011
Net capital	$123,145	$121,928
Less: required net capital	6,433	6,489

Excess net capital	$116,712	$115,439

Net capital as a percent of aggregate debit items	38.3%	37.6%

Net capital in excess of 5% aggregate debit items	$107,063	$105,705

At December 30, 2011 and June 24, 2011, the net capital position of SWS Financial was as follows (in thousands):

	December 30, 2011	June 24, 2011
Net capital	$943	$1,056
Less: required net capital	250	250

Excess net capital	$693	$806

For more information, see the discussion in Note 18, Regulatory Capital Requirements in the Fiscal 2011 Form 10-K.

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

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulation”) and the OTS issued the Order, which is now administered by the OCC. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank was deemed to be “adequately capitalized” and no longer met the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios met or exceeded all applicable requirements under federal law, OCC regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of the Comptroller of the Currency.” As of December 31, 2011, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a well-capitalized institution. As of December 31, 2011, the Bank’s total risk-based capital ratio was 16.9%, resulting in $49,798,000 in excess capital over the Order’s total risk-based capital requirement of $123,126,000. Its Tier I risk-based capital ratio was 15.6% and its Tier I (core) capital ratio was 12.1%, resulting in $54,352,000 in excess capital over the Order’s Tier I (core) capital requirement of $105,746,000. The ratios set forth below include the $20,000,000 capital contribution made to the Bank by SWS Group in December 2011. See additional discussion in “Restricted Cash and Cash Equivalents.”

The Bank’s capital amounts and ratios at December 31, 2011 and June 30, 2011 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Order’s Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total risk-based capital	$172,924	16.9%	$82,084	8.0%	$102,605	10.0%	$123,126	12.0%
Tier I risk-based capital	160,098	15.6	41,042	4.0	61,563	6.0	82,084	8.0
Tier I (core) capital	160,098	12.1	52,873	4.0	66,091	5.0	105,746	8.0
June 30, 2011
Total risk-based capital	$143,798	15.6%	$73,946	8.0%	$92,433	10.0%	$110,920	12.0%
Tier I risk-based capital	132,244	14.3	36,973	4.0	55,460	6.0	73,946	8.0
Tier I (core) capital	132,244	9.9	53,522	4.0	66,902	5.0	107,043	8.0

INTEREST INCOME AND INTEREST EXPENSE

For the three and six-months ended December 30, 2011 and December 31, 2010 and, for the Bank, for the three and six-months ended December 31, 2011 and 2010, the components of interest income and expense were as follows:

	For the Three-Months Ended		For the Six-Months Ended
	December 2011	December 2010	December 2011	December 2010
Interest income:
Customer margin accounts	$2,077	$2,160	$4,335	$4,094
Assets segregated for regulatory purposes	55	99	114	201
Stock borrowed	12,638	12,274	27,416	24,757
Loans	13,374	18,999	26,889	40,596
Other	2,923	3,202	5,974	5,926

	$31,067	$36,734	$64,728	$75,574

Interest expense:
Customer funds on deposit	$97	$101	$187	$225
Stock loaned	9,999	9,161	21,621	18,110
Deposits	214	393	475	1,064
Federal Home Loan Bank	1,029	1,248	2,102	2,535
Long-term debt	2,975	—	4,972	—
Other	751	987	1,566	1,696

	15,065	11,890	30,923	23,630

Total net interest revenue	$16,002	$24,844	$33,805	$51,944

LOSS PER SHARE

The following reconciles the weighted average shares outstanding used in the basic and diluted loss per share computation for the three and six-months ended December 30, 2011 and December 31, 2010 (in thousands, except share and per share amounts):

	Three-Months Ended		Six-Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Net loss	$(14,340)	$(330)	$(12,688)	$(21,078)
Dividends on estimated forfeitures-restricted Stock	—	—	—	2

Adjusted net loss	$(14,340)	$(330)	$(12,688)	$(21,076)

Weighted average shares outstanding – basic(*)	32,505,204	32,284,271	32,500,324	32,303,390
Effect of dilutive securities:
Assumed exercise of stock options	—	—	—	—

Weighted average shares outstanding – Diluted	32,505,204	32,284,271	32,500,324	32,303,390

Loss per share – basic
Net loss	$(0.44)	$(0.01)	$(0.39)	$(0.65)

Loss per share – diluted
Net loss	$(0.44)	$(0.01)	$(0.39)	$(0.65)

(*)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of loss per share, except in periods with a net loss, when they are excluded.

At December 30, 2011, options to acquire approximately 111,000 shares of common stock were outstanding under SWS’ stock option plans. At December 31, 2010, options to acquire 249,000 shares of common stock were outstanding under the 1996 Plan. See “Employee Benefits.”

As a result of the net loss for the three and six-months ended December 30, 2011 and December 31, 2010, all options were anti-dilutive and were excluded from the calculation of weighted average shares outstanding-diluted and diluted loss per share.

As of December 30, 2011, options and warrants to acquire 38,488 and 17,391,304 shares of common stock, respectively, were excluded from the calculation of weighted average shares outstanding-diluted and diluted loss per share.

The Company did not declare a dividend in the first or second quarters of fiscal 2012. Dividends per share for the three-months ended December 31, 2010 were $0.01 and $0.09 for the three-months ended September 24, 2010.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases common stock under a plan approved by the Board of Directors. Currently, SWS is authorized to repurchase 500,000 shares of common stock from time to time in the open market. This authorization expires February 28, 2013. During the three and six-months ended December 30, 2011 and December 31, 2010, SWS Group did not repurchase any shares of common stock under this plan.

Additionally, the trustee under the deferred compensation plan periodically purchases shares of common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. In the six-months ended December 30, 2011, the plan purchased 32,451 shares at a cost of approximately $178,000, or $5.49 per share. In the six-months ended December 31, 2010 the plan purchased 53,000 shares at a cost of approximately $340,000, or $6.42 per share. The plan distributed 13,689 shares to participants in the six-months ended December 30, 2011. The plan distributed 3,203 shares to participants in the six-months ended December 31, 2010.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. In the six-months ended December 30, 2011, the Company repurchased 8,463 shares with a market value of approximately $36,000, or an average price of $4.29 per share, upon vesting of restricted stock grants. In the six-months ended December 31, 2010, the Company repurchased 18,183 shares with a market value of approximately $131,000, or an average of $7.22 per share, upon vesting of restricted stock grants.

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

The following table presents the Company’s operations by the segments outlined above for the three and six-months ended December 30, 2011 and December 31, 2010:

UNAUDITED FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended December 30, 2011

Operating revenue	$2,931	$24,154	$25,138	$(98)	$304	$52,429
Net intersegment revenues	(177)	194	(38)	910	(889)	—
Net interest revenue	1,383	1,018	3,739	12,816	(2,954)	16,002
Net revenues	4,314	25,172	28,877	12,718	(2,650)	68,431
Operating expenses	5,128	25,391	20,448	12,207	28,279	91,453
Depreciation and amortization	18	239	95	465	620	1,437
Income (loss) before taxes	(814)	(219)	8,429	511	(30,929)	(23,022)

Three-months ended December 31, 2010

Operating revenue	$3,828	$28,669	$33,850	$(1,934)	$1,086	$65,499
Net intersegment revenues	(245)	267	92	952	(1,066)	—
Net interest revenue	1,623	885	4,419	17,917	—	24,844
Net revenues	5,451	29,554	38,269	15,983	1,086	90,343
Operating expenses	5,112	28,030	25,441	21,746	10,728	91,057
Depreciation and amortization	216	241	144	620	612	1,833
Income (loss) before taxes	339	1,524	12,828	(5,763)	(9,642)	(714)

UNAUDITED FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Six-months ended December 30, 2011

Operating revenue	$6,280	$52,266	$54,019	$249	$(1,449)	$111,365
Net intersegment revenues	(390)	415	56	1,846	(1,927)	—
Net interest revenue	3,000	2,116	8,130	25,490	(4,931)	33,805
Net revenues	9,280	54,382	62,149	25,739	(6,380)	145,170
Operating expenses	10,170	53,322	43,560	22,480	34,964	164,496
Depreciation and amortization	41	461	221	998	1,222	2,943
Income (loss) before taxes	(890)	1,060	18,589	3,259	(41,344)	(19,326)
Assets(*)	286,570	209,479	1,626,450	1,328,116	122,478	3,573,093

Six-months ended December 31, 2010

Operating revenue	$7,601	$55,903	$71,953	$(920)	$1,472	$136,009
Net intersegment revenues	(433)	473	170	1,933	(2,143)	—
Net interest revenue	3,221	1,722	8,908	38,093	—	51,944
Net revenues	10,822	57,625	80,861	37,173	1,472	187,953
Operating expenses	9,990	55,784	52,939	80,934	19,297	218,944
Depreciation and amortization	430	485	289	1,236	1,241	3,681
Income (loss) before taxes	832	1,841	27,922	(43,761)	(17,825)	(30,991)
Assets(*)	375,567	191,141	2,057,365	1,531,415	33,298	4,188,786

(*)	The following reconciles assets to total assets as presented in the December 30, 2011 and December 31, 2010 Consolidated Statements of Financial Condition (in thousands):

	December 30, 2011	December 31, 2010
Amount as presented above	$3,573,093	$4,188,786
Reconciling items:
Unallocated assets:
Cash	6,602	3,995
Receivables from brokers, dealers and clearing organizations	47,288	71,980
Receivable from clients, net of allowances	17,883	16,646
Other assets	34,614	24,359
Unallocated eliminations	(19,541)	(12,798)

Total assets	$3,659,939	$4,292,968

COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitment and Contingencies

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

The Company has been named as a defendant in three lawsuits related to a $35,000,000 bond offering that was 40% underwritten by M.L. Stern & Co., LLC. SWS Group purchased M.L. Stern & Co., LLC in 2008. The offering took place in November 2005, and the lawsuit was filed in November 2009.

The lawsuits are in the discovery stage and the ultimate amount of liability associated with this claim cannot currently be determined. However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred. As of December 30, 2011, the Company has recorded a liability of approximately $1,000,000 related to this matter.

Contingency. In February 2011, a limited partnership venture capital fund in which the Company invested received a proposed assessment of transferee liability from the IRS for the tax period ended December 31, 2005. The proposed assessment is approximately $8,000,000, not including penalties of approximately $3,000,000. The Company would be responsible for $1,870,000 based on its partnership interest. Interest is also accruing on this proposed assessment. The matter relates to certain transactions that occurred during 2005 relating to one of the limited partnership venture capital fund’s subsidiaries. The limited partnership venture capital fund engaged tax counsel and filed a Letter of Protest with the IRS in April 2011. Management of the limited partnership venture capital fund believes that the ultimate outcome will be favorable; however, the limited partnership venture capital fund can give no assurance that it will prevail.

Venture Capital Funds. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of December 31, 2011, the Bank had invested $2,400,000 of its commitment. These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limits ownership interest in a private equity fund to 3% and becomes effective July 21, 2012. The proposed rule has a two year compliance period after the effective date. After the two year period has expired, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010. Also, funds that are “designed primarily to promote the public welfare” are not subject to the rule. The Bank’s ownership percentage in one of the limited partnership equity funds is greater than 3% and would qualify as an illiquid fund. In addition, this limited partnership equity fund may qualify as “designed primarily to promote the public welfare” as the Bank invests in this fund as a cost effective way of meeting its obligations under the CRA. The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.

Underwriting. Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. To our knowledge, there were no potential liabilities relating to outstanding underwriting arrangements at December 30, 2011.

Guarantees. The Bank faces the risk of credit loss under commitments to extend credit and stand-by letters of credit up to the contractual amount of these instruments in the event of breach by the other party to the instrument. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments reported on the Consolidated Statements of Financial Condition.

As of December 31, 2011, the Bank had issued stand-by letters of credit in the amount of $330,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of fully collateralized loans with repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

Subject to the operating limitations in the Order, in the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of December 31, 2011, the Bank had unfunded commitments of $34,105,000 relating to revolving lines of credit and unfunded commitments. In addition, as of December 31, 2011, the Bank had unfunded new loans in the amount of $4,912,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire unused, the Bank’s total commitments do not necessarily represent its future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank has not incurred any significant losses on its commitments in fiscal 2012. Further, management believes the Bank will not incur material losses as a result of the commitments existing at December 31, 2011.

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

AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank. These funds are FDIC insured up to $250,000. The funds are considered core deposits and are the primary funding source for the Bank. At December 31, 2011, the Bank had $1,069,580,000 of core deposits, of which $930,423,000 were Bank Insured Deposits.

At June 30, 2010, two directors, together with certain members of their families, owned approximately 64% of a holding company which owned a local bank. The Bank sold this local bank loan participations with outstanding balances of $1,404,000, which was foreclosed property, and $1,813,000, of which $1,404,000 was foreclosed property, at December 31 and June 30, 2011, respectively. Pursuant to participation agreements with the local bank, the Bank paid interest and fees to the local bank of $59,000 and $83,000 for the three and six-months ended December 31, 2011, respectively, and $39,000 and $86,000 for the three and six-months ended December 31, 2010, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks. Affiliate transactions are subject to limitations specified in the Order. See “Cease and Desist Order with the Office of the Comptroller of the Currency.”

CEASE AND DESIST ORDER WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY

On February 4, 2011 (the “Effective Date”), the Board of Directors of the Bank signed the Stipulation consenting to and agreeing to the issuance by the OTS of the Order without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank. The description of the Order and the corresponding Stipulation set forth in this section or elsewhere in this filing is qualified in its entirety by reference to the Order and Stipulation, copies of which were filed as exhibits to the Company’s Form10-Q for the quarter ended December 31, 2010, which was filed with the SEC on February 9, 2011. On July 21, 2011, the authority to enforce the terms of the Order was transferred to the OCC. As of December 31, 2011, the provisions as outlined in Note 27 of the Fiscal 2011 Form 10-K of the Order have not changed, and the Bank was in compliance with the terms of the Order. The Order will remain in effect until terminated, modified or suspended in writing by the OCC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking. For the six-months ended December 30, 2011, 84% of our total revenues were generated by our full-service brokerage business and 16% of our total revenues were generated by our commercial banking business. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

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

Loan from Hilltop and Oak Hill

In March 2011, we entered into a Funding Agreement with Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”). On July 29, 2011, after receipt of stockholder and regulatory approval, the Company completed the following transactions contemplated by the Funding Agreement:

•	entered into a $100.0 million, five year, unsecured loan with an 8% interest rate from Hilltop and Oak Hill under the terms of a credit agreement;

•

issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant (assuming each exercises its warrant in full); and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to our Board of Directors for so long as each owns 9.9% or more of all of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding common stock. Mr. Gerald J. Ford and Mr. J. Taylor Crandall were elected as directors of SWS Group by our Board of Directors on July 29, 2011.

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

Business Environment

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy, financial market activity and interest rates. Overall market conditions are a product of many factors, which are beyond our control and can be unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services, as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, the value of our customers’ assets under management, the demand for loans and the value of real estate in our markets.

As of December 30, 2011, equity market indices were mixed verses a year ago with the Dow Jones Industrial Average (the “DJIA”) up 5.5%, the NASDAQ Composite Index (“NASDAQ”) down 1.8% and the Standards & Poor’s 500 Index (“S&P 500”) remaining flat. The DJIA closed at 12,217.56 on December 30, 2011 up from 11,577.51 at December 31, 2010 and 11,934.58 at June 24, 2011. The average daily volume on the NYSE decreased 8% during the three-months ended December 30, 2011 compared to the same period of our last fiscal year. The continuing uncertainty of the economic environment domestically and in Europe contributed to uncertainty and volatility during the three-months ended December 30, 2011.

Economic and regulatory uncertainty created a challenging operating environment for us in the three and six-months ended December 30, 2011. The national unemployment rate, which was approximately 8.5% at the end of December 2011, was down from a high of 10% at the end of December 2009, and 9.0% at the end of June 2011, but remains at historically high levels. The Federal Reserve Board (“FRB”) reduced the federal funds target rate to 0-0.25% in December 2008 and announced in January 2012 that rates were unlikely to increase before late 2014.

The disruptions and developments in the world economy and the credit markets over the past three years have resulted in a range of actions by U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under the caption Item 1. Business-Regulation contained in the Fiscal 2011 Form 10-K.

Unemployment and tight credit markets continue to create a fragile economic environment. In addition to the August 2011 downgrade of the United States’ credit rating for the first time in the history of the ratings, global equity markets have been volatile primarily due to debt problems in Europe.

Texas has experienced distress in residential and commercial real estate values as well as elevated unemployment since the last quarter of calendar 2010. These factors have had, and will continue to have, a negative impact on our banking and brokerage operations.

Impact of Economic Environment

Brokerage. On the brokerage side of the business, volatility in the U.S. credit and mortgage markets, low interest rates and reduced volume in the U.S. stock markets continue to have an adverse impact on several aspects of our business, including depressed net interest margins, reduced liquidity and lower securities valuations.

Exposure to European Sovereign Debt

We have no exposure to European sovereign debt or direct exposure to European banks. However, we do participate in securities lending with U.S. subsidiaries of several European banks. Receivables from securities lending are secured by collateral equal to 102% of the market value of the securities, and the collateral is adjusted daily to maintain the 102% margin.

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

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. All but $45.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced any reductions in our uncommitted borrowing capacity, our lenders have previously taken actions that indicate their concerns regarding liquidity in the marketplace. These actions included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. Should our lenders or investors take any actions that could negatively impact the terms of our lending arrangements, the cost of conducting our business will increase and our volume of business would be limited.

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

Valuation of Securities

We trade mortgage, asset-backed and other types of fixed income securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. We price these securities using a third-party pricing service, and we review the price monthly to ensure reasonable valuation. At December 30, 2011, we held mortgage and asset-backed securities of approximately $34.4 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.

Investment in Auction Rate Securities

At December 30, 2011, we held $21.7 million of auction rate municipal bonds which represented one security and 21.5% of our municipal portfolio. This security is an investment grade credit, was valued at 95.7% of par as of December 30, 2011 and was yielding less than 1% per year for the period. We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance its debt when LIBOR interest rates rise, there can be no certainty that this refinancing will occur. We believe valuation of this bond at 95.7% of par at December 30, 2011 reflects an appropriate discount for the current lack of liquidity in this investment.

Bank. With a $20 million capital contribution to the Bank in December 2011, the Bank has prepared and filed a new capital plan with its regulator. The $20 million contribution and access to additional capital from SWS Group provides the Bank with a sound foundation for future earnings, as well as the flexibility to accelerate the reduction of classified assets.

The Bank has maintained compliance with the terms of the Order since the Bank signed it on February 4, 2011. The diligent efforts by the Bank’s Board, management and employees to adhere to the terms of the Order and plans filed with our regulators have resulted in substantial improvements in credit quality, loan concentration levels and capital ratios. See “Cease and Desist Order with the Office of the Comptroller of the Currency” in the Notes to the Consolidated Financial Statements contained in this report.

While the economic environment remains challenging, the Bank continued to reduce classified assets in the December 2011 quarter. Classified assets were $169.6 million at December 30, 2011, down $58.9 million from $228.5 million at June 30, 2011 and down $37.1 million from $206.7 million at September 30, 2011. Classified assets as a percentage of total capital plus the allowance for loan losses was 85.01% at December 30, 2011, 120.5% at June 30, 2011 and 140.02% at December 31, 2010. Non-performing assets (a subset of classified assets) decreased to $67.1 million at December 30, 2011 down from $89.5 million at June 30, 2011 and $78.3 million at September 30, 2011. Though the Bank continues to work diligently to reduce classified assets and improve performance, the volatility of the economic environment remains a significant risk. Should the economic environment worsen, improvement in classified asset reduction could slow and additional migration of loans to problem status could increase.

The Bank’s loan loss allowance at December 30, 2011 was $33.1 million, or 4.55% of loans held for investment, excluding purchased mortgage loans held for investment, as compared to $47.0 million, or 4.58% of loans held for investment, excluding purchased mortgage loans held for investment, at December 31, 2010 and $44.4 million, or 4.99% of loans held for investment, excluding purchased mortgage loans held for investment, at June 30, 2011.

Events and Transactions

A description of the material events and transactions impacting the company’s results of operations in the periods presented are discussed below.

Warrant valuation. The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on the Consolidated Statement of Financial Condition. During the three and six-months ended December 30, 2011, the value of these warrants increased due to the increase in our stock price from $5.45 at July 29, 2011, the issuance date of the warrants, to $6.87 at December 30, 2011 as well as increased volatility. The increase in value resulted in an unrealized pre-tax loss of $19.3 million and $19.4 million for the three and six-months ended December 30, 2011, respectively.

Decrease in provision for loan losses. The provision for loan loss decreased $4.3 million for the three-months ended December 31, 2011 and $43.8 million for the six-months ended December 31, 2011, from the comparable periods of the prior fiscal year, resulting in an allowance for loan loss of $33.1 million at December 31, 2011.

RESULTS OF OPERATIONS

Consolidated

The net loss for the three and six-months ended December 30, 2011 was $14.3 million and $12.7 million as compared to a net loss of $0.3 million and $21.1 million for the three and six-months ended December 31, 2010. The three and six-month periods ended December 30, 2011 and December 31, 2010 contained 63 and 131 and 68 and 131 trading days, respectively.

Southwest Securities was custodian for $28.3 billion and $27.8 billion in total customer assets at December 30, 2011 and December 31, 2010, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-months ended December 30, 2011 compared to the three and six-months ended December 31, 2010 (dollars in thousands):

	Three-Months Ended		Six-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(544)	(19)%	$(320)	(6)%
Commissions	(8,802)	(23)	(11,935)	(15)
Net interest	(8,842)	(36)	(18,139)	(35)
Investment banking, advisory and administrative fees	(5,497)	(41)	(6,408)	(26)
Net gains on principal transactions	(3)	—	(5,927)	(30)
Other	1,776	55	(54)	(1)

	$(21,912)	(24)%	$(42,783)	(23)%

Operating expenses:
Commissions and other employee compensation	$(7,759)	(14)%	$(13,604)	(12)%
Occupancy, equipment and computer service costs	(603)	(7)	(1,219)	(7)
Communications	(213)	(6)	(532)	(8)
Floor brokerage and clearing organization charges	(188)	(15)	(77)	(4)
Advertising and promotional	(23)	(3)	(128)	(9)
Provision for loan loss	(4,254)	(63)	(43,765)	(95)
Unrealized loss on warrant valuation	19,262	100	19,433	100
Other	(5,826)	(43)	(14,556)	(49)

	$396	—%	$(54,448)	(25)%

Pre-tax income (loss)	$(22,308)	>(100)%	$11,665	38%

Net revenues decreased for the three-months ended December 30, 2011 by $21.9 million as compared to the same period of the prior fiscal year. The largest components of the decrease were in commissions, net interest and investment banking, advisory and administrative fees. The $8.8 million decrease in commission revenue was due to a $4.4 million decrease in the institutional segment and a $4.4 million decrease in the retail segment. The decrease in the institutional segment resulted from a $2.5 million decrease in taxable fixed income business commissions and a $1.7 million decrease in municipal distribution commissions. These decreases were the result of a reduction in customer activity from continued economic uncertainty. The decrease in the retail segment was primarily due to a decrease in Private Client Group and SWS Financial Services, Inc. representative headcount and a decrease in the number of trading days in the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010. The

$8.8 million decrease in net interest revenue was due primarily to a 27% decrease in the average loan balance at the Bank as compared to the same quarter in the prior fiscal year. Also, interest expense on the loan from Hilltop and Oak Hill reduced net interest revenue by $3.0 million in the three-months ended December 30, 2011. The $5.5 million decrease in investment banking, advisory, and administrative fees was due primarily to a $2.0 million decrease in fees from our corporate finance business and a $2.4 million decrease in fees from our public finance business. Both of these decreases were due to fewer transactions from the prior fiscal year second quarter. Partially offsetting the decreases was a $1.8 million increase in other revenue due primarily to a $1.0 million decrease in losses on the sale of real estate owned (“REO”) from the prior fiscal year second quarter, a $547,000 increase in gains on the sale of loans, and a $126,000 increase in the sale of insurance products in the retail segment.

Net revenues decreased for the six-months ended December 30, 2011 by $42.8 million as compared to the same period of the prior fiscal year. The largest components of the decrease were in commissions, net interest, investment banking, advisory, and administrative fees and net gains on principal transactions. The $11.9 million decrease in commissions was due primarily to a $7.4 million decrease in commissions in the institutional segment, primarily in the taxable fixed income business resulting from reduced customer activity due to increased economic uncertainty. In addition, we also experienced a $4.5 million decrease in commissions in the retail segment. This decrease was primarily due to a decrease in Private Client Group and SWS Financial Services, Inc. representative headcount, difficulty in recruiting representatives and reduced activity overall. The $18.1 million decrease in net interest revenue was due primarily to a 32% decrease in the average loan balance at the Bank compared to the six-months of the prior fiscal year. Also, interest expense on the loan from Hilltop and Oak Hill reduced net interest revenue by $5.0 million in the six-months ended December 30, 2011. The $6.4 million decrease in investment banking, advisory, and administrative fees was due primarily to a $3.4 million decline in municipal finance fees on reduced new issue volumes as well as a $1.4 million decrease related to a reduction in Unit Investment Trust (“UIT”) underwriting fees. The $5.9 million decrease in net gains on principal transactions was due primarily to reduced customer trading activity in the taxable fixed income business and reduced underwriting activity in the municipal finance business.

Operating expenses increased $396,000 for the three-months ended December 30, 2011 as compared to the same period of the prior fiscal year. This increase was made up of a $19.3 million increase in the value of the warrants issued to Hilltop and Oak Hill offset by an $18.9 million decrease in operating expenses. The decrease in operating expenses was due to a $7.8 million decrease in commissions and other employee compensation and a $4.3 million reduction in the provision for loan loss. The decrease in commissions and other employee compensation was primarily due to a $6.0 million decrease in commission expense related to the decrease in commission revenue. The decrease in the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Economic Environment—Bank.” Additionally, other expenses decreased $5.8 million due to a $3.9 million decrease in the REO loss provision and a $1.0 million decrease in legal expenses.

Operating expenses decreased $54.4 million for the six-months ended December 30, 2011 as compared to the same period of the prior fiscal year due to a $13.6 million decrease in commissions and other employee compensation, a $43.8 million reduction in the provision for loan loss and a $14.6 million decrease in other expenses. The decrease in commissions and other employee compensation was primarily due to an $8.9 million decrease in commission expense related to the decrease in commission revenue. The decrease in the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Economic Environment—Bank.” The decrease in other expenses was due primarily to a $10.8 million decrease in the REO loss provision, a $1.2 million decrease in third-party loan services and a $1.6 million decrease in legal expenses. These decreases were offset by the $19.4 million increase in the unrealized loss on the valuation of the warrants issued to Hilltop and Oak Hill.

Net Interest Income

We generate net interest income from our brokerage and banking segments. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings from the Federal Home Loan Bank (“FHLB”). Net interest income from our brokerage, corporate and banking segment were as follows for the three and six-months ended December 30, 2011 and December 31, 2010 (in thousands):

	Three-Months Ended		Six-Months Ended
	December 30, 2011 (1)	December 31, 2010	December 30, 2011 (1)	December 31, 2010
Brokerage	$6,140	$6,927	$13,244	$13,851
Bank	12,816	17,917	25,490	38,093
SWS Group, Inc.	(2,954)	—	(4,929)	—

Net interest	$16,002	$24,844	$33,805	$51,944

(1)	The net interest reported for the Bank is for the period ended December 31, 2011.

Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Daily average interest-earning assets:
Customer margin balances	$224,000	$208,000	$226,000	$204,000
Assets segregated for regulatory purposes	254,000	269,000	249,000	271,000
Stock borrowed	1,714,000	1,876,000	1,772,000	1,961,000
Daily average interest-bearing liabilities:
Customer funds on deposit, including short credits	369,000	350,000	369,000	355,000
Stock loaned	1,692,000	1,855,000	1,752,000	1,936,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Benefit

For the three-months ended December 30, 2011, income tax benefit (effective rate of 37.7%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to loss before income tax benefit due to state income taxes and other permanently excluded items, such as tax exempt interest, compensation and decreases in the value of company-owned life insurance.

For the six-months ended December 30, 2011, income tax benefit (effective rate of 34.3%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to loss before income tax benefit due to state income taxes and other permanently excluded items, such as tax exempt interest, compensation and increases in the value of company-owned life insurance.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three and six-months ended December 30, 2011 as compared to the three and six-months ended December 31, 2010 (dollars in thousands):

	Three-Months Ended
	December 30, 2011	December 31, 2010	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$4,314	$5,451	$(1,137)	(21)%
Retail	25,172	29,554	(4,382)	(15)
Institutional	28,877	38,269	(9,392)	(25)
Banking	12,718	15,983	(3,265)	(20)
Other	(2,650)	1,086	(3,736)	>(100)

Total	$68,431	$90,343	$(21,912)	(24)%

Pre-tax income (loss):
Clearing	$(814)	$339	$(1,153)	>(100)%
Retail	(219)	1,524	(1,743)	>(100)
Institutional	8,429	12,828	(4,399)	(34)
Banking	511	(5,763)	6,274	>100
Other	(30,929)	(9,642)	(21,287)	>(100)

Total	$(23,022)	$(714)	$(22,308)	>(100)%

	Six-Months Ended
	December 30, 2011	December 31, 2010	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$9,280	$10,822	$(1,542)	(14)%
Retail	54,382	57,625	(3,243)	(6)
Institutional	62,149	80,861	(18,712)	(23)
Banking	25,739	37,173	(11,434)	(31)
Other	(6,380)	1,472	(7,852)	>(100)

Total	$145,170	$187,953	$(42,783)	(23)%

Pre-tax income (loss):
Clearing	$(890)	$832	$(1,722)	>(100)%
Retail	1,060	1,841	(781)	(42)
Institutional	18,589	27,922	(9,333)	(33)
Banking	3,259	(43,761)	47,020	>100
Other	(41,344)	(17,825)	(23,519)	>(100)

Total	$(19,326)	$(30,991)	$11,665	(38)%

Clearing

Three-months Ended:

The following is a summary of the results for the clearing segment for the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010 (dollars in thousands):

	Three-Months Ended
	December 30, 2011	December 31, 2010	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,280	$2,823	$(543)	(19)%
Net interest	1,383	1,623	(240)	(15)
Other	651	1,005	(354)	(35)

Net revenues	4,314	5,451	(1,137)	(21)
Operating expenses	5,128	5,112	16	—

Pre-tax income (loss)	$(814)	$339	$(1,153)	>(100)%

Daily average customer margin balance	$110,000	$110,000	$—	—%

Daily average customer funds on deposit	$205,000	$192,000	$13,000	7%

Total correspondent clearing customer assets under custody were $14.6 billion and $14.2 billion at December 30, 2011 and December 31, 2010, respectively.

The following table reflects the number of client transactions processed for the three-months ended December 30, 2011 and December 31, 2010 and the number of correspondents at the end of each period.

	Three-Months Ended
	December 30, 2011	December 31, 2010
Tickets for high-volume trading firms	272,111	436,612
Tickets for general securities broker/dealers	173,965	209,275

Total tickets	446,076	645,887

Correspondents	164	168

In the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010, net revenues in the clearing segment decreased by 21% and clearing fee revenue decreased 19%. In addition, other revenue decreased 35% for the three-months ended December 30, 2011 as compared to the same period last fiscal year due to a 52% decrease in administrative fee income from revenue sharing with money market fund providers.

For the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010, tickets processed for high-volume trading firms decreased 38% while tickets processed for general securities broker/dealers decreased 17%. Revenue per ticket increased approximately 17% from $4.37 for the three-months ended December 30, 2010 to $5.11 for the three-months ended December 30, 2011. The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers. Also contributing to the decrease in clearing fee revenue was a five day decrease in the number of trading days in the second quarter of fiscal 2012 as compared to the prior fiscal year. There were 68 trading days in the quarter ended December 31, 2010 as compared to 63 trading days in the quarter ended December 30, 2011.

Operating expenses remained flat for the three-months ended December 30, 2011 as compared to the same period last fiscal year.

Six-months Ended:

The following is a summary of the results for the clearing segment for the six-months ended December 30, 2011 as compared to the six-months ended December 31, 2010 (dollars in thousands):

	Six-Months Ended
	December 30, 2011	December 31, 2010	Increase/ (Decrease)	% Change
Net revenue from clearing services	$4,939	$5,259	$(320)	(6)%
Net interest	3,000	3,221	(221)	(7)
Other	1,341	2,342	(1,001)	(43)

Net revenues	9,280	10,822	(1,542)	(14)
Operating expenses	10,170	9,990	180	2

Pre-tax income (loss)	$(890)	$832	$(1,722)	>(100)%

Daily average customer margin balance	$111,000	$111,000	$—	—%

Daily average customer funds on deposit	$395,000	$211,000	$184,000	87%

The following table reflects the number of client transactions processed for the six-months ended December 30, 2011 and December 31, 2010.

	Six-Months Ended
	December 30, 2011	December 31, 2010
Tickets for high-volume trading firms	634,705	775,658
Tickets for general securities broker/dealers	372,058	391,338

Total tickets	1,006,763	1,166,996

In the six-months ended December 30, 2011 as compared to the six-months ended December 31, 2010, net revenues in the clearing segment decreased 14% and clearing fee revenue was down 6%. In addition, other revenue decreased 43% for the six-months ended December 30, 2011 as compared to the same period last fiscal year due to a 56% decrease in administrative fee income from revenue sharing with money market fund providers.

For the six-months ended December 30, 2011 as compared to the six-months ended December 31, 2010, tickets processed for high-volume trading firms decreased 18% while tickets processed for general securities broker/dealers decreased by 5%. Revenue per ticket increased approximately 9% from $4.51 for the six-months ended December 30, 2010 to $4.91 for the six-months ended December 30, 2011. The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.

Operating expenses increased for the six-months ended December 30, 2011 as compared to the same period last fiscal year primarily due to a $635,000 increase in operations and information technology expense, partially offset by a $308,000 decrease in legal expenses and professional services and a $122,000 decrease in occupancy, equipment and computer services costs primarily due to a decrease in intangible amortization expense.

Retail

Three-months Ended:

The following is a summary of the results for the retail segment for the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010 (dollars in thousands):

	Three-Months Ended
	December 30, 2011	December 31, 2010	% Change
Private Client Group (“PCG”)
Commissions	$11,094	$14,656	(24)%
Advisory fees	1,253	1,376	(9)
Insurance products	1,061	792	34
Other	(18)	3	>(100)
Net interest revenue	825	627	32

	14,215	17,454	(19)

Independent registered representatives (“SWS Financial”)
Commissions	6,958	7,816	(11)
Advisory fees	686	773	(11)
Insurance products	1,834	1,994	(8)
Other	233	258	(10)
Net interest revenue	193	258	(25)

	9,904	11,099	(11)

Other
Commissions	105	96	9
Advisory fees	613	578	6
Insurance products	291	274	6
Other	44	53	(17)
Net interest revenue	—	—	—

	1,053	1,001	5

Total net revenues	25,172	29,554	(15)
Operating expenses	25,391	28,030	(9)

Pre-tax income (loss)	$(219)	$1,524	>(100)%

Daily average customer margin balances	$111,000	$80,000	39%

Daily average customer funds on deposit	$91,000	$93,000	(2)%

PCG representatives	163	186	(12)%

SWS Financial representatives	302	312	(3)%

Net revenues in the retail segment decreased 15% for the three-months ended December 30, 2011 as compared to the same period last fiscal year due primarily to a $4.4 million decrease in commissions resulting from a reduction in PCG and SWS Financial representative headcount and a five day decrease in the number of trading days in the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010. Total customer assets were $13.0 billion at December 30, 2011 as compared to $12.6 billon at December 31, 2010. Assets under management were $662 million at December 30, 2011 as compared to $615 million at December 31, 2010.

Operating expenses decreased 9% for the three-months ended December 30, 2011 as compared to the same period last fiscal year. This decrease was primarily due to a $2.5 million decrease in commissions and other employee compensation expense, the primary component of operating expenses in the retail segment.

Six-months Ended:

The following is a summary of the results for the retail segment for the six-months ended December 30, 2011 as compared to the six-months ended December 31, 2010 (dollars in thousands):

	Six-Months Ended
	December 30, 2011	December 31, 2010	% Change
PCG
Commissions	$23,742	$28,162	(16)%
Advisory fees	2,656	2,650	—
Insurance products	2,612	2,057	27
Other	(64)	64	> (100)
Net interest revenue	1,670	1,260	33

	30,616	34,193	(10)

SWS Financial
Commissions	15,177	15,331	(1)
Advisory fees	1,378	1,501	(8)
Insurance products	4,034	3,632	11
Other	472	504	(6)
Net interest revenue	446	462	(3)

	21,507	21,430	—

Other
Commissions	217	185	17
Advisory fees	1,293	1,134	14
Insurance products	678	584	16
Other	71	99	(28)
Net interest revenue	—	—	—

	2,259	2,002	13

Total net revenues	54,382	57,625	(6)
Operating expenses	53,322	55,784	(4)

Pre-tax income	$1,060	$1,841	(42)%

Daily average customer margin balances	$112,000	$77,000	45%

Daily average customer funds on deposit	$175,000	$104,000	68%

Net revenues in the retail segment decreased 6% for the six-months ended December 30, 2011 as compared to the same period last fiscal year due primarily to a $4.5 million decrease in commissions resulting from a reduction in PCG and SWS Financial representative headcount, difficulty in recruiting representatives and reduced activity overall. The increase in insurance product sales in the six-months ended December 30, 2011 as compared to the six-months ended December 31, 2010 were due to improved volumes in both our PCG and SWS Financial businesses.

Operating expenses decreased 4% for the six-months ended December 30, 2011 as compared to the same period last fiscal year. This decrease was primarily due to a $1.6 million decrease in commissions and other employee compensation expense, the primary component of operating expenses in the retail segment.

Institutional

Three-months Ended:

The following is a summary of the results for the institutional segment for the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010 (dollars in thousands):

	Three-Months Ended
	December 30, 2011	December 31, 2010	% Change
Commissions
Taxable fixed income	$5,691	$8,140	(30)%
Municipal finance	2,421	4,156	(42)
Portfolio trading	3,210	3,415	(6)
Other	7	6	17

	11,329	15,717	(28)

Investment banking fees	5,726	10,701	(46)
Net gains on principal transactions	7,903	7,253	9
Other	180	179	1
Net interest revenue
Stock loan	2,639	3,113	(15)
Other	1,100	1,306	(16)

Net revenues	28,877	38,269	(25)
Operating expenses	20,448	25,441	(20)

Pre-tax income	$8,429	$12,828	(34)%

Taxable fixed income representatives	33	32	3%

Municipal distribution representatives	24	24	—%

Average balances of interest-earning assets and interest-bearing liabilities for the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010 were as follows (in thousands):

	Three-Months Ended
	December 30, 2011	December 31, 2010
Daily average interest-earning assets:
Stock borrowed	$1,714,000	$1,876,000
Daily average interest-bearing liabilities:
Stock loaned	1,692,000	1,855,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-months ended December 30, 2011 and December 31, 2010:

	Three-Months Ended
	December 30, 2011	December 31, 2010
Number of Issues	135	179
Aggregate Amount of Offerings	$10,042,453,000	$24,903,761,000

Net revenues from the institutional segment decreased 25% in the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010, and pre-tax income decreased 34%. In the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010, commissions decreased $4.4 million due to reduced customer activity of which $2.5 million was related to the taxable fixed income business. In addition, commission revenue in the municipal finance business decreased $1.7 million in the three-months ended December 30, 2011 as compared to the three-months ended December 31, 2010 due to a decrease in new issues.

Investment banking fees were down 46% in the three-months ended December 30, 2011 as compared to the same period in the last fiscal year due to a $2.4 million decrease in municipal finance fees and a $2.0 million decrease in corporate finance fees, as our corporate finance business did not close any transactions during the three-months ended December 30, 2011.

Operating expenses decreased 20% for the three-months ended December 30, 2011 as compared to the same period last fiscal year primarily due to decreased commissions and other employee compensation expense from reduced revenue produced by the institutional segment business lines.

Six-months Ended:

The following is a summary of the results for the institutional segment for the six-months ended December 30, 2011 as compared to the six-months ended December 31, 2010 (dollars in thousands):

	Six-Months Ended
	December 30, 2011	December 31, 2010	% Change
Commissions
Taxable fixed income	$13,480	$18,606	(28)%
Municipal finance	6,167	8,403	(27)
Portfolio trading	6,290	6,329	(1)
Other	7	8	(13)

	25,944	33,346	(22)

Investment banking fees	13,109	18,831	(30)
Net gains on principal transactions	14,536	19,423	(25)
Other	430	353	22
Net interest revenue
Stock loan	5,795	6,647	(13)
Other	2,335	2,261	3

Net revenues	62,149	80,861	(23)
Operating expenses	43,560	52,939	(18)

Pre-tax income	$18,589	$27,922	(33)%

Average balances of interest-earning assets and interest-bearing liabilities for the six-months ended December 30, 2011 as compared to the six-months ended December 31, 2010 were as follows (in thousands):

	Six-Months Ended
	December 30, 2011	December 31, 2010
Daily average interest-earning assets:
Stock borrowed	$1,772,000	$1,961,000

Daily average interest-bearing liabilities:
Stock loaned	1,752,000	1,936,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the six-months ended December 30, 2011 and December 31, 2010:

	Six-Months Ended
	December 30, 2011	December 31, 2010
Number of Issues	275	375
Aggregate Amount of Offerings	$25,339,640,000	$35,046,044,000

Net revenues from the institutional segment decreased 23% in the six-months ended December 30, 2011 as compared to the six-months ended December 31, 2010, and pre-tax income decreased 33%. In the six-months ended December 30, 2011 as compared to the six-months ended December 31, 2010, commissions decreased $7.4 million due to reduced customer activity, primarily in the taxable fixed income business and fewer new issues in the municipal finance business.

Investment banking fees were down 30% in the six-months ended December 30, 2011 as compared to the same period in the last fiscal year due to a $3.4 million decline in municipal finance fees on reduced new issue volumes as well as a $1.4 million decrease related to lower UIT underwriting fees.

Net gains on principal transactions decreased $4.9 million, or 25%, in the six-months ended December 30, 2011 as compared to the same period last fiscal year. Taxable fixed income accounted for $4.6 million of the decline.

Operating expenses decreased 18% for the six-months ended December 30, 2011 as compared to the same period last fiscal year primarily due to decreased commissions and other employee compensation expense from reduced revenue produced by the institutional segment business lines.

Banking

Three-months Ended:

The following is a summary of the results for the banking segment for the three-months ended December 31, 2011 as compared to the three-months ended December 31, 2010 (dollars in thousands):

	Three-Months Ended
	December 31, 2011	December 31, 2010	% Change
Net interest revenue	$12,816	$17,917	(28)%
Other	(98)	(1,934)	95

Total net revenues	12,718	15,983	(20)
Operating expenses	12,207	21,746	(44)

Pre-tax income (loss)	$511	$(5,763)	>100%

In the three-months ended December 31, 2011 as compared to the three-months ended December 31, 2010, the Bank’s net revenue decreased 20% but the Bank posted pre-tax income of $0.5 million, up from a pre-tax loss of $5.8 million. The decrease in net interest revenue at the Bank for the three-months ended December 31, 2011 as compared to the prior fiscal year was due primarily to a 27% decrease in the average loan balances, as well as a decrease of 41 basis points in the net yield on interest-earning assets. Other revenue for the Bank increased 95% for the three-months ended December 31, 2011 as compared to the same period last fiscal year. This increase was primarily due to a $1.0 million decrease in losses on the sale of REO and a $547,000 net increase in gains on the sale of loans from the three-months ended December 31, 2010 to the three months ended December 31, 2011.

The Bank’s operating expenses decreased 44% for the three-months ended December 31, 2011 as compared to the same period last fiscal year. This decrease was due primarily to a $4.3 million decrease in the Bank’s loan loss provision and a $4.8 million decrease in other expense consisting of the following: (i) a $3.9 million decrease in the Bank’s REO loss provision; (ii) a $313,000 decrease in loan and non-loan related legal expenses; (iii) a $426,000 decrease in outside services related to the review of the Bank’s loan files; and (iv) a $186,000 decrease in the Bank’s fee assessments from regulatory agencies. These decreases were partially offset by a $313,000 increase in real-estate related expenses. The decrease in the Bank’s loan loss provision was due to greater stability in the rate of decline of commercial real-estate values and a reduction in size of the Bank’s loan portfolio. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-month periods ended December 31, 2011 and 2010 (dollars in thousands):

	Three-Months Ended
	December 31, 2011			December 31, 2010
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
1-4 family	$317,183	$4,545	5.7%	$379,154	$5,920	6.2%
Residential – construction	15,699	173	4.4	60,501	889	5.8
Commercial – real estate	467,564	6,116	5.2	606,706	8,481	5.6
Commercial – loans	151,562	1,994	5.2	208,367	2,822	5.4
Individual	2,944	46	6.2	4,227	108	10.1
Land	37,503	500	5.3	98,557	779	3.1
Money market	1,003	—	—	987	1	0.2
Federal funds sold	—	—	—	6,078	2	0.1
Interest bearing deposits in banks	1,573	—	—	5,868	1	—
Federal reserve funds	208,378	151	0.3	206,767	135	0.3
Investments – other	115,053	534	1.8	83,594	420	2.0

	$1,318,462	$14,059	4.2%	$1,660,806	$19,558	4.7%
Non-interest-earning assets:
Cash and due from banks	5,015			7,419
Other assets	16,790			31,783

	$1,340,267			$1,700,008

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$42,233	$117	1.1%	$62,012	$229	1.5%
Money market accounts	25,293	4	0.1	35,239	4	0.1
Interest-bearing demand accounts	10,014	1	0.1	74,362	10	0.1
Savings accounts	954,578	92	0.1	1,188,236	150	0.1
Federal Home Loan Bank advances	89,901	1,029	4.6	107,593	1,248	4.6
Federal funds purchased	—	—	—	—	—	—
Other financed borrowings	—	—	—	5,498	—	—
	1,122,019	1,243	0.4	1,472,940	1,641	0.4%

Non-interest-bearing liabilities:
Non interest-bearing demand accounts	61,918			73,616
Other liabilities	3,014			821

	1,186,951			1,547,377
Stockholders’ equity	153,316			152,631

	$1,340,267			$1,700,008

Net interest income		$12,816			$17,917

Net yield on interest-earning assets			3.9%			4.3%

(*)	Loan fees included in interest income for the three-months ended December 31, 2011 and 2010 were $488 and $879, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	December 31, 2011 as compared to December 31, 2010
	Total	Attributed to
	Change	Volume	Rate	Mix

Interest income:
Loans:
1-4 family	$(1,375)	$(967)	$(472)	$64
Residential - construction	(716)	(658)	(223)	165
Commercial - real estate	(2,365)	(1,945)	(523)	103
Commercial - loans	(828)	(769)	(74)	15
Individual	(62)	(33)	(41)	12
Land	(279)	(483)	539	(335)
Money markets	(1)	(1)	—	—
Federal funds sold	(2)	(2)	(2)	2
Interest bearing deposits in banks	(1)	(1)	—	—
Federal reserve funds	16	1	15	—
Investments - other	114	172	(43)	(15)

	$(5,499)	$(4,686)	$(824)	$11

Interest expense:
Certificates of deposit	$(112)	$(73)	$(56)	$17
Interest-bearing demand accounts	(9)	(9)	2	(2)
Savings accounts	(58)	(30)	(34)	6
Federal Home Loan Bank advances	(219)	(205)	(14)	—

	(398)	(317)	(102)	21

Net interest income	$(5,101)	$(4,369)	$(722)	$(10)

Six-months Ended:

The following is a summary of the results for the banking segment for the six-months ended December 31, 2011 as compared to the six-months ended December 31, 2010 (dollars in thousands):

	Six-Months Ended
	December 31, 2011	December 31, 2010	% Change
Net interest revenue	$25,490	$38,093	(33)%
Other	249	(920)	>100

Total net revenues	25,739	37,173	(31)
Operating expenses	22,480	80,934	(72)

Pre-tax income (loss)	$3,259	$(43,761)	>100%

In the six-months ended December 31, 2011 as compared to the six-months ended December 31, 2010, the Bank’s net revenue decreased 31% but the Bank posted pre-tax income of $3.3 million, up from a pre-tax loss of $43.8 million. The decrease in net interest revenue at the Bank for the six-months ended December 31, 2011 as compared to the prior fiscal year was due primarily to a 32% decrease in average loan balances, as well as a decrease in the net yield on interest-earning assets of 63 basis points. Other revenue increased $1.2 million for the six-months ended December 31, 2011 as compared to the same period last fiscal year. This increase was primarily due to a $1.5 million decrease in losses on the sale of REO and a $458,000 net increase in gains on the sale of loans from the six-months ended December 31, 2010 to the six- months ended December 31, 2011. These increases were partially offset by a $1.1 million gain on the sale of securities in the six-months ended December 31, 2010.

The Bank’s operating expenses decreased 72% for the six-months ended December 31, 2011 as compared to the same period last fiscal year. This decrease was due primarily to a $43.8 million decrease in the Bank’s loan loss provision and a $13.2 million decrease in other expense, which included the following: (i) a $10.8 million decrease in the Bank’s REO loss provision; (ii) a $535,000 decrease in real-estate related expense; and (iii) a $1.2 million decrease in third-party loan review services. The decrease in the Bank’s loan loss provision was due to greater stability in the rate of decline of commercial real-estate values and a reduction in size of the Bank’s loan portfolio. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the six-month periods ended December 31, 2011 and 2010 (dollars in thousands):

	Six-Months Ended
	December 31, 2011			December 31, 2010
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
1-4 family	$267,326	$7,996	6.0%	$432,585	$13,413	6.2%
Residential – construction	20,638	529	5.1	68,139	1,985	5.8
Commercial – real estate	484,033	13,018	5.4	623,482	16,745	5.3
Commercial – loans	159,832	4,205	5.2	205,105	5,678	5.5
Individual	3,023	93	6.1	4,398	159	7.2
Land	47,483	1,048	4.4	107,715	2,616	4.8
Money market	1,002	1	0.3	547	1	0.2
Federal funds sold	—	—	—	6,039	4	0.1
Interest bearing deposits in banks	2,055	—	—	5,534	1	—
Federal reserve funds	248,419	323	0.3	149,090	174	0.2
Investments – other	87,184	854	2.0	88,575	916	2.1

	$1,320,995	$28,067	4.2%	$1,691,209	$41,692	4.9%
Non-interest-earning assets:
Cash and due from banks	4,997			9,064
Other assets	16,625			40,573

	$1,342,617			$1,740,846

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$44,034	$253	1.1%	$66,306	$511	1.5%
Money market accounts	25,502	7	0.1	36,895	12	0.1
Interest-bearing demand accounts	9,888	3	0.1	87,121	47	0.1
Savings accounts	953,414	212	0.1	1,199,227	494	0.1
Federal Home Loan Bank advances	91,693	2,102	4.6	112,437	2,535	4.5
Federal funds purchased	—	—	—	32	—	—
Other financed borrowings	16	—	—	2,780	—	—

	1,124,547	2,577	0.5	1,504,798	3,599	0.5%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	64,420			76,299
Other liabilities	3,399			4,086

	1,192,366			1,585,183
Stockholders’ equity	150,251			155,663

	$1,342,617			$1,740,846

Net interest income		$25,490			$38,093

Net yield on interest-earning assets			3.8%			4.5%

(*)	Loan fees included in interest income for the six-months ended December 31, 2011 and 2010 were $1,079 and $1,929, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest earned and interest paid resulting from changes in volume and rate (in thousands):

	Six-Months Ended
	December 31, 2011 as compared to December 31, 2010
	Total	Attributed to
	Change	Volume	Rate	Mix

Interest income:
Loans:
1-4 family	$(5,417)	$(5,124)	$(439)	$146
Residential - construction	(1,456)	(1,384)	(235)	163
Commercial - real estate	(3,727)	(3,745)	69	(51)
Commercial - loans	(1,473)	(1,253)	(267)	47
Individual	(66)	(49)	(24)	7
Land	(1,568)	(1,463)	(231)	126
Federal funds sold	(4)	(4)	(4)	4
Interest bearing deposits in banks	(1)	(1)	(1)	1
Federal reserve funds	149	116	20	13
Investments - other	(62)	(97)	715	(680)

	$(13,625)	$(13,004)	$(397)	$(224)

Interest expense:
Certificates of deposit	$(258)	$(172)	$(129)	$43
Money market accounts	(5)	(3)	(3)	1
Interest-bearing demand accounts	(44)	(42)	(20)	18
Savings accounts	(282)	(101)	(226)	45
Federal Home Loan Bank advances	(433)	(399)	(38)	4

	(1,022)	(717)	(416)	111

Net interest income	$(12,603)	$(12,287)	$19	$(335)

Other Segment

Three-months Ended:

Pre-tax loss from the other segment was $30.9 million for the three-months ended December 30, 2011, as compared to $9.6 million in the same period last fiscal year. Net revenues decreased $3.7 million in the three-months ended December 30, 2011 as compared to the same period last fiscal year primarily due to incurring $3.0 million of interest expense related to the $100 million loan from Hilltop and Oak Hill in the three-months ended December 30, 2011. Operating expenses increased $17.6 million in the three-months ended December 30, 2011 as compared to the same period last fiscal year primarily due to a $19.3 million increase in the value of the warrants issued to Hilltop and Oak Hill partially offset by a $1.2 million decrease in legal expenses for the three-months ended December 30, 2011 as compared to same period last fiscal year.

Six-months Ended:

Pre-tax loss from the other segment was $41.3 million for the six-months ended December 30, 2011, as compared to $17.8 million in the same period last fiscal year. Net revenues decreased $7.9 million in the six-months ended December 30, 2011 as compared to the same period last fiscal year primarily due to a $5.0 million decrease in net interest revenue and a $2.1 million decrease in revenue from our deferred compensation plan. The decrease in net interest revenue was due to incurring $5.0 million of interest expense related to the $100 million loan from Hilltop and Oak Hill in the six-months ended December 30, 2011. The decrease in revenue from the deferred compensation plan was due to a decrease in the value of the plan’s investments. Operating expenses increased $15.7 million in the six-months ended December 30, 2011 as compared to the same period last fiscal year primarily due to a $19.4 million increase in the value of the warrants issued to Hilltop and Oak Hill. This increase was offset by a decrease in commissions and other employee compensation expense of $1.5 million and a $2.2 million decrease in other expense primarily due to a $1.3 million decrease in legal expenses. The decrease in commissions and other employee compensation was due to a $2.3 million decrease in the liability to participants in the deferred compensation plan. Offsetting this decrease was a $1.3 million increase in incentive compensation due to improved earnings, after adjustments, in the business segments in the six-months ended December 30, 2011 as compared to the same period last fiscal year.

FINANCIAL CONDITION

Investments

The reported value of the Bank’s investment portfolio at December 31, 2011 and June 30, 2011 was as follows (in thousands):

	December 31, 2011	June 30, 2011
Government-sponsored enterprises - held to maturity securities	$30,528	$34,176
Government-sponsored enterprises - available for sale securities	101,573	—
Other	4,964	4,955

	$137,065	$39,131

Loans and Allowance for Probable Loan Loss

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

The historical loss ratios are adjusted by an analysis of real estate market deterioration that is derived from industry data for the markets we serve, as well as information from Bank-specific losses related to real estate transactions. We also revise the historic loss ratios upward for concentrations of capital greater than 100% for the product types defined above. At December 31, 2011, our most significant concentration was in commercial real estate. Lastly, we adjust the loss ratios based on growth in the product types. Consideration of these factors resulted in an upward adjustment of our historical loss ratios over the past twelve months. Our calculation also includes specific allocations arising from our loan impairment analysis.

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At December 31, 2011, the Bank had $6.1 million in junior lien mortgages. These loans represented less than 1% of total loans at December 31, 2011. At December 31, 2011, the Bank did not have any exposure to sub-prime loans and loans with initial teaser rates. At December 31, 2011, the Bank had $4.0 million of single family interest only loans.

At December 31, 2011, the Bank’s loan portfolio included a total of $9.2 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan. At December 31, 2011, approximately 36% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at December 31, 2011, the Bank had two loans with high loan-to-value ratios that were deemed impaired. The impairment analysis on these loans resulted in a partial charge-off of $332,000 and impairment allocation of $527,000. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At December 31, 2011, the Bank’s high loan-to-value ratio loans represented 6% of total capital.

We obtain appraisals on real estate loans at the time of origination from third party appraisers approved by the Bank’s board of directors. We may also obtain additional appraisals when the borrower’s performance indicates it may default. After a loan default and foreclosure, we obtain new appraisals to determine the fair value of the foreclosed asset. We obtain updated appraisals on foreclosed properties on an annual basis, or more frequently if required by market conditions, until we sell the property.

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

Loans receivable and loans held for sale at December 31, 2011 and June 30, 2011 were as follows (in thousands):

	December 31, 2011	June 30, 2011
Residential
Purchased mortgage loans held for investment	$311,776	$100,239
1-4 family first liens	98,204	111,212
1-4 family junior liens	6,084	5,587

	416,064	217,038

Lot and land development
Residential land	16,218	40,247
Commercial land	15,662	19,743

	31,880	59,990

Residential construction	12,171	33,296
Commercial construction	9,381	36,117
Commercial real estate	381,029	407,697
Multi-family	42,811	60,813
Commercial loans	143,245	173,195
Consumer loans	2,825	3,055
Loans held for immediate sale
Commercial real estate	4,488	4,810
Commercial loans	324	326
1-4 family	104	105

	4,916	5,241

	December 31, 2011	June 30, 2011
	$1,044,322	$996,442
Allowance for probable loan loss (*)	(33,111)	(44,433)

	$1,011,211	$952,009

(*)	There is no allowance for probable loan loss for purchased mortgage loans held for investment as these loans are held on average for 25 days or less.

The increase in purchase mortgage loans held for investment from June 30, 2011 to December 31, 2011 is representative of a favorable interest rate environment for home purchases as well as refinancing opportunities. This along with a change in the competitive environment enabled the Bank to grow this business during the quarter. However, the nature of the volume in this business is volatile and subject to significant swings depending on interest rates, competitive environment and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at December 31, 2011 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Commercial real estate and multi-family	$55,523	$234,301	$134,016	$423,840
Commercial loans	72,283	51,725	19,237	143,245
Construction loans	11,491	1,983	8,078	21,552

Total	$139,297	$288,009	$161,331	$588,637

	1 year or less	1-5 years	Over 5 years	Total
Amount of loans based upon
Floating or adjustable interest rates	$128,192	$225,704	$122,956	$476,852
Fixed interest rates	11,105	62,305	38,375	111,785

Total	$139,297	$288,009	$161,331	$588,637

We maintain an internally classified loan list that helps us assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans on this list are classified as substandard, doubtful or loss based on the probability of repayment, collateral valuation and related collectability. This list is used to identify loans that are considered non-performing.

We classify loans as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which non-performing loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, we reverse previously accrued and uncollected interest against interest income. We recognize interest income on non-accrual loans to the extent we receive cash payments for the loans with respect to which ultimate full collection is likely. For loans where ultimate collection is not likely, we apply interest payments to the outstanding principal and we recognize income only if full payment is made.

Non-performing assets and classified loans as of December 31, 2011 and June 30, 2011 were as follows (dollars in thousands):

	December 31, 2011	June 30, 2011
Loans accounted for on a non-accrual basis
1-4 family	$2,879	$3,377
Lot and land development	2,735	17,888
Multi-family	11,221	14,493
Residential construction	3,144	4,799
Commercial real estate	25,136	20,626
Commercial loans	2,130	3,166
Consumer loans	13	21

	47,258	64,370

Non-performing loans as a percentage of total loans	4.5%	6.5%

Loans past due 90 days or more, not included above Residential construction	—	—

	—	—

REO
1-4 family	570	686
Lot and land development	11,970	17,957
Residential construction	666	1,021
Commercial real estate	4,922	3,658
Commercial loans	435	135
Consumer loans	73	73

	18,636	23,530

Other repossessed assets (“ORA”)	159	1,032
Performing troubled debt restructuring	1,029	540

Non-performing assets	$67,082	$89,472

Non-performing assets as a percentage of total assets	5.1%	6.6%

Current classified assets
1-4 family	$14,101	$14,963
Lot and land development	9,020	13,533
Multi-family	6,231	5,751
Residential construction	2,830	7,174
Commercial real estate	63,470	86,017
Commercial loans	6,861	11,570

	102,513	139,008

Total classified assets
1-4 family	17,599	19,076
Lot and land development	24,482	49,868
Multi-family	17,452	20,244
Residential construction	6,640	12,994
Commercial real estate	93,528	110,301
Commercial loans	9,761	15,903

	December 31, 2011	June 30, 2011
Consumer loans	$133	$94

	$169,595	$228,480

Approximately $703,000 and $586,000 of gross interest income would have been recorded in the three-month periods ended December 31, 2011 and December 31, 2010, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three and six-month periods ended December 31, 2011 and December 31, 2010 totaled approximately $13,000 and $192,000 and $42,000 and $375,000, respectively.

In fiscal 2011, Bank management hired additional staff and allocated additional resources to manage the growth in REO and non-performing assets. To reduce these loans and properties expeditiously, management prepared an asset-by-asset plan for these asset categories. Management’s focus on the continued reduction of these asset classes may have a material impact on the Bank’s future results of operations.

Total classified assets to Bank capital plus allowance for loan loss was 85.01% at December 31, 2011. Classified assets decreased $58.9 million from June 30, 2011 and substantially all classified loans by collateral location are in Texas. Bank management is focused on reducing the classified asset ratio through the disposal of these assets. Depending on the method used, the Bank may be required to record additional write-downs of these assets. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three and six-months ended December 31, 2011 and 2010 (dollars in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2011	2010	2011	2010
Balance at beginning of period	$22,706	$39,191	$23,530	$44,862
Foreclosures	3,286	24,766	4,490	36,724
Sales	(7,155)	(21,662)	(8,596)	(32,048)
Write downs	(201)	(4,094)	(775)	(11,543)
Other	—	—	(13)	206

Balance at end of period	$18,636	$38,201	$18,636	$38,201

The following table presents classified assets as of December 31, 2011 by year of origination (in thousands):

Year Originated	Non-Performing Loans	Loans Past Due 90 Days or More, Not Included In Non- Performing Loans	REO	ORA		Performing Trouble Debt Restructuring	Current Classified Assets	Total
Fiscal 2007 or prior	$6,684	$—	$10,730	$—		$—	$51,873	$69,287
Fiscal 2008	17,075	—	5,416	—		980	10,763	34,,234
Fiscal 2009	16,765	—	2,198	112	(#)	—	18,047	37,122
Fiscal 2010	6,079	—	208	—		—	16,286	22,573
Fiscal 2011	655	—	84	47		49	5,544	6,379
Fiscal 2012	—	—	—			—	—	—

	$47,258	$—	$18,636	$159		$1,029	$102,513	$169,595

(#)	Amount is classified as “special mention” on the Bank’s Thrift Financial Report (“TFR”) filed with the OCC.

An analysis of the allowance for probable loan losses for the three and six-months ended December 31, 2011 and 2010 was as follows (dollars in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2011	2010	2011	2010
Balance at beginning of period	$39,710	$45,389	$44,433	$35,141
Charge-offs:
Residential construction	(675)	(387)	(1,020)	(1,999)
Lot and land development	(847)	(456)	(1,887)	(2,660)
1-4 family	—	(481)	(184)	(3,637)
Commercial real estate	(2,572)	(3,656)	(4,055)	(24,143)
Multi-family(*)	(4,393)	(34)	(6,053)	(562)
Commercial loans	(691)	(136)	(1,159)	(1,678)
Consumer loans	(10)	—	(10)	—

Total charge-offs	(9,188)	(5,150)	(14,368)	(34,679)

Recoveries:
Residential construction	15	32	135	157
Lot and land development	53	9	109	96
1-4 family	15	4	37	14
Commercial real estate	1	18	218	28
Commercial loans	30	10	72	43
Consumer loans	—	—	—	1

Total recoveries	114	73	571	339

Net charge-offs	(9,074)	(5,077)	(13,797)	(34,340)
Additions charged to operations	2,475	6,729	2,475	46,240

Balance at end of period	$33,111	$47,041	$33,111	$47,041

Ratio of net charge-offs during the period to average loans outstanding during the period	0.92%	0.38%	1.41%	2.39%

(*) The charge-offs for multi-family loans for the three and six-months ended December 31, 2011 are represented by two properties. These charge-offs were within the range of expected losses on these properties.

With the continued challenging economic environment and persistent high unemployment rate, the Bank frequently reviews and updates its processes and procedures for the extension of credit, allowance for loan loss computation and internal asset review and classification. Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction. The Bank currently requires more extensive documentation and data than it did in prior years in order to classify existing loans as performing loans. The Bank is also updating appraisals more frequently, including on performing loans, to serve as an early indicator of loan deterioration. See further discussion regarding the calculation of our provision for loan loss in “Loans and Allowance for Probable Loan Loss” in the Notes to the Consolidated Financial Statements contained in this report.

As a result of the current economic environment and the Order, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 and will continue to do so in fiscal 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio and comply with the terms of the Order.

The allowance for probable loan losses by type of loan as of December 31, 2011 and June 30, 2011 was as follows (dollars in thousands):

	December 31, 2011			June 30, 2011
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss
Residential construction	$834	1.2%	2.5%	$531	3.4%	1.2%
Lot and land development	3,370	3.1	10.2	3,168	6.0	7.1
1-4 family	4,551	40.0	13.7	6,107	21.9	13.7
Commercial real estate	17,203	37.5	52.0	28,306	44.8	63.7
Multi-family	3,700	4.1	11.2	871	6.1	2.0
Commercial loans	3,420	13.8	10.3	5,417	17.5	12.2
Consumer loans	33	0.3	0.1	33	0.3	0.1

	$33,111	100.0%	100.0%	$44,433	100.0%	100.0%

At December 31, 2011, approximately 52% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 38% of its total loan portfolio. Because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio leads to more volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three and six-months ended December 31, 2011 can be found in the discussion of the Bank’s net interest income under the caption “Results of Operations-Segment Information-Banking.”

The Bank had $18.0 million and $21.3 million of certificates of deposit of $100,000 or greater at December 31, 2011 and June 30, 2011, respectively. The Bank is funded primarily by deposits from SWS’s brokerage customers, which are classified as core deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes long-term FHLB borrowings to match long-term fixed rate loan funding. At December 31, 2011, the Bank had $930.4 million in funds on deposit from customers of Southwest Securities, representing approximately 87% of the Bank’s total deposits. Core deposits have reduced the Bank’s reliance on short-term borrowings from the FHLB and brokered certificates of deposit. The Bank does not use brokered deposits to provide liquidity in compliance with the Order’s prohibition on the use of brokered deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The table below presents short term borrowings and advances from the FHLB which were due within one year during the three and six-months ended December 31, 2011 and 2010 (dollars in thousands):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2011		2010		2011		2010
		Interest		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
At end of period	$11,988	4.9%	$9,260	5.1%	$11,988	4.9%	$9,260	5.1%
Average balance during period	12,150	5.1%	9,738	5.0%	12,592	5.0%	13,721	3.7%
Maximum balance during period	15,046	—	10,864	—	15,046	—	79,570	—

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

On July 29, 2011, we entered into a credit agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan with an 8% interest rate. In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per investor as of July 29, 2011. The credit agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report.

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts that represents amounts that are necessary, in the judgment of management, to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs. Management believes that the brokerage business’ present liquidity position is adequate to meet its needs over the next twelve months.

Short-Term Borrowings. At December 30, 2011, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement and a $45.0 million committed revolving credit facility, each of which is described below.

Broker Loan Lines. At December 30, 2011, we had uncommitted broker loan lines of up to $300.0 million. We have not received notification from the banks indicating a change in the amount of our broker lines since June 2011. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis, are not committed lines of credit and can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At December 30, 2011, the amount outstanding under these secured arrangements was $69.5 million, which was collateralized by securities held for firm accounts valued at $111.1 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under Risk Factors in the Fiscal 2011 Form 10-K.

Unsecured Line of Credit. We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At December 30, 2011, we had no outstanding unsecured letters of credit. At December 30, 2011, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Letter of Credit Agreement. At December 30, 2011, we had an irrevocable letter of credit agreement aggregating $75.0 million pledged to support our open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at a rate of 0.5% per annum. If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee. The letter of credit is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $97.5 million at December 30, 2011.

Revolving Credit Facility. On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45.0 million committed revolving credit facility. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement requires Southwest Securities to maintain a minimum tangible net worth of $150.0 million. As of December 30, 2011, there was $34.5 million outstanding under this credit facility. The $34.5 million of secured borrowings was collateralized by securities with a value of $59.3 million at December 30, 2011. In January 2012, the agreement was renewed amending the interest rate when drawn to the federal funds rate plus 125 basis points.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash. At December 31, 2011, the Bank had net borrowing capacity with the FHLB of $328.7 million. In addition, at December 31, 2011, the Bank had the ability to borrow up to $84.2 million in funds from the Federal Reserve Bank of Dallas under their secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to 100 basis points over the federal funds target rate. This line is used to support short-term liquidity needs and, at December 31, 2011, there were no amounts outstanding.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk-Banking.”) At December 31, 2011, $930.4 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). At December 31, 2011, the Bank had a total risk-based capital ratio of 16.9%, which resulted in excess capital of $49.8 million over the Order’s total risk-based capital requirement of $123.1 million, and the Bank had a Tier I (core) capital ratio of 12.1% or $54.4 million over the Order’s Tier I (core) capital requirement of $105.7 million. At December 31, 2011, the Bank had a Tier I risk-based capital ratio of 15.6%. Under federal law, the OCC may require the Bank to apply another measure of risk-weight or capital ratio that the OCC deems appropriate.

The Bank has historically met all capital adequacy requirements and, as of December 31, 2011, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a “well-capitalized institution.” However, on February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of the Order. As a result of the issuance of the Order, effective February 4, 2011, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OCC regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of the Comptroller of the Currency” in the Notes to the Consolidated Financial Statements contained in this report. Should the Bank not meet these requirements, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 165.6) could be applicable.

During the second quarter of fiscal 2012, SWS Group contributed $20.0 million of capital to the Bank from the $100.0 million loan from Hilltop and Oak Hill. This capital contribution allowed the Bank to improve its capital position.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 25 of the Notes to Consolidated Financial Statements in the Fiscal 2011 Form 10-K.

Cash Flow

Net cash provided by operating activities was $17.1 million and $391.2 million for the six-months ended December 30, 2011 and December 31, 2010, respectively. The decrease in net cash provided by operating activities was primarily due to the change in cash flow classification of the Bank’s purchased mortgage program loans. In fiscal 2010, the cash flow from these loans were classified as operating cash flows while in fiscal 2011, the cash flows were presented as investing cash flows.

Net cash used in investing activities was $234.7 million and $8.0 million for the six-months ended December 30, 2011 and December 31, 2010, respectively. The primary reason for the increase in cash used in investing activities was a $55.9 million decrease in the net amount invested in loans at the Bank, a $104.6 million increase in investment securities and the investment of $80.0 million of proceeds from the credit agreement with Hilltop and Oak Hill.

Net cash provided by financing activities totaled $49.5 million for the six-months ended December 30, 2011 and net cash used in financing activities totaled $167.0 million for the six-months ended December 31, 2010. The primary reason for the increase in the cash provided by financing activities was the $100.0 million loan from Oak Hill and Hilltop in July 2011 and a $179.5 million decrease in the Bank’s reduction of deposits for the six-months ended December 30, 2011 as compared to the six-months ended December 31, 2010. Offsetting this increase in cash provided by financing activities is a decrease in net short-term borrowings.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next twelve months.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2011, the Board of Directors of SWS Group approved a plan authorizing us to purchase up to 500,000 shares of common stock from time to time in the open market for an 18-month time period ending on February 28, 2013. During the six-months ended December 30, 2011, no shares were purchased under this program.

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During the six-months ended December 30, 2011, the plan purchased 32,451 shares at a cost of approximately $178,000, or $5.49 per share. The plan distributed 13,689 shares to participants during the six-months ended December 30, 2011.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in the six-months ended December 30, 2011, we purchased 8,463 shares of common stock with a market value of $36,000, or an average of $4.29 per share, to cover tax liabilities.

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

RISK MANAGEMENT

In an effort to assist the Company in managing enterprise risk, in 2010, the Company engaged a firm at the Board of Director’s request to perform an analysis of the Company’s enterprise risk management process. During fiscal 2011, based on the firm’s recommendations, we initiated an enterprise risk management program and committee. Enterprise risk is viewed as the threat from an event, action or loss of opportunity that, if it occurs or has occurred, may adversely affect any, or any combination of, our company objectives, business strategies, business model, regulatory compliance, reputation and existence. The committee works with our various departments and committees to manage our enterprise risk management program and reports the results of this work to the Audit Committee of the Board of Directors on a quarterly basis.

We manage risk exposure through the involvement of various levels of management. We establish, maintain and regularly monitor maximum securities positions by industry and issuer in both trading and inventory accounts. Current and proposed underwriting, banking and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved. The Bank seeks to reduce the risk of significant adverse effects of market rate fluctuations by minimizing the difference between rate-sensitive assets and liabilities, referred to as “GAP”, and maintaining an interest rate sensitivity position within a particular timeframe. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining collateral. We monitor our exposure to counterparty risk through the use of credit information, the monitoring of collateral values and the establishment of credit limits. We have established various risk management committees that are responsible for reviewing and managing risk related to interest rates, trading positions, margin and other credit risk and risks from capital market transactions.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the various jurisdictions in which we conduct business. We have established procedures based on legal and regulatory requirements that are designed to reasonably ensure compliance with all applicable statutory and regulatory requirements. We also have established procedures that are designed to ensure that executive management’s policies relating to conduct, ethics and business practices are followed. In connection with our business, we have various procedures addressing significant issues such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, granting credit, collection activities, money laundering, privacy and record keeping.

Market Risk

Market risk generally represents the risk of loss that may result from a potential change in value of a financial instrument as a result of fluctuations in interest rates, market prices, investor expectations and changes in credit ratings of the issuer. Our exposure to market risk is directly related to our role as a financial intermediary in customer-related transactions and to our proprietary trading and securities lending activities.

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

Banking. Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. The Bank has established percentage change limits in both interest margin and net portfolio value. To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates. To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data prepared by the Office of Thrift Supervision (OTS) for interest rate sensitivity of the Bank’s net portfolio. These analyses are conducted on a quarterly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	9.96%
+200	6.47%
+100	2.83%
0	0%
-50	-5.13%
-100	-10.18%

The following GAP analysis table indicates the Bank’s interest rate sensitivity position at December 31, 2011:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$874,757	$18,832	$55,985	$94,749
Securities and FHLB stock	4,964	—	—	132,101
Interest bearing deposits	119,145	—	—	—

Total earning assets	998,866	18,832	55,985	226,850

Interest bearing liabilities:
Transaction accounts and savings	969,571	—	—	—
Certificates of deposit	16,488	13,320	7,968	4,231
Borrowings	4,514	7,474	37,060	39,085

Total interest bearing liabilities	990,573	20,794	45,028	43,316

GAP	$8,293	$(1,962)	$10,957	$183,534

Cumulative GAP	$8,293	$6,331	$17,288	$200,822

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at December 30, 2011 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$309	$7,036	$29,831	$41,876	$79,052
Auction rate municipal bonds	—	—	—	21,676	21,676
U.S. government and government agency obligations	1,063	(3,550)	(4,273)	(120)	(6,880)
Corporate obligations	(4,035)	1,221	957	34,381	32,524

Total debt securities	(2,663)	4,707	26,515	97,813	126,372
Corporate equity securities	—	—	—	1,178	1,178
Other	4,077	—	—	—	4,077

	$1,414	$4,707	$26,515	$98,991	$131,627

Restricted cash and cash equivalents	$80,042	$—	$—	$—	$80,042

Assets segregated for regulatory purposes	$—	$35,536	$—	$—	$35,536

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	1.5%	2.9%	3.0%	5.2%	4.1%
Auction rate municipal bonds	0.8%	—	—	—	0.8%
U.S. government and government agency obligations	0.1%	0.5%	1.6%	3.0%	1.0%
Corporate obligations	2.7%	6.5%	5.2%	5.0%	5.5%
Assets segregated for regulatory purposes	—	0.2%	—	—	0.2%

Available-for-sale securities, at fair value
Securities available for sale	$104,102	$—	$—	$—	$104,102

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

Other factors, risks and uncertainties that could cause actual results to differ materially from our expectations discussed in this report are described in this report under the headings “Overview,” “Risk Management”, “Risk Factors” and “Critical Accounting Policies and Estimates,” in the Fiscal 2011 Form 10-K under the heading “Risk Factors” and our other reports filed with and available from the SEC. Our forward-looking statements are based on our current beliefs, assumptions and expectations, taking into account information that we reasonably believe to be reliable. All such forward-looking statements speak only as of the date on which they are made, and except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances upon which any statement is based.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of December 30, 2011. Based on such evaluation, our management, including the principal executive officer and principal financial officer, has concluded that, as of December 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

In the Fiscal 2011 Form 10-K, we disclosed a material weakness related to our process for adopting new accounting pronouncements that amended accounting guidance on (i) transfers of financial assets and (ii) consolidation of variable interest entities. As of December 30, 2011, we have remediated this material weakness by:

•

implementing internal policies and procedures to address proper analysis and implementation of applicable accounting guidance by creating detailed worksheets designed to determine the applicability of new or amended accounting guidance for new transactions and existing business processes;

•	hiring a senior accounting analyst to address accounting guidance specific to the Bank; and

•	establishing a recurring monthly meeting with our Chief Financial Officer, the Bank’s Chief Financial Officer and our Director of SEC Reporting to discuss new or amended accounting guidance.

Other than the foregoing changes, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three months ended December 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the general course of our brokerage business and the business of clearing for other brokerage firms, we have been named as a defendant in various pending lawsuits and arbitration proceedings. These claims allege violations of various federal and state securities laws, including, specifically, certain Municipal Securities Rulemaking Board violations, an examination of political contributions and the use of consultants in connection with the firm’s municipal securities business. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in any material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Fiscal 2011 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On February 2, 2012, our Board of Directors approved a Restricted Stock Agreement for Employees for each of our named executive officers, granting each of them restricted stock awards. The awards were made pursuant to our 2003 Restricted Stock Plan.

Under the Restricted Stock Agreement for Employees, restricted stock awards will vest four years from the grant date.

In the event of involuntary termination of service by the Company without cause, death, or termination of service as a result of disability, the restricted stock awards will vest as follows: 25% on or after the first, but prior to the second, anniversary of the grant date; 50% on or after the second, but prior to the third, anniversary of the grant date; 75% on or after the third anniversary of the grant date, but prior to the vesting date; and 100% on the vesting date.

If termination of service is a result of retirement, the restricted stock awards will vest in such percentage as the Company in its sole discretion may determine. In the event of a change in control, all restricted stock awards will automatically be 100% vested. The Company may, in its sole discretion, vest any or all of the restricted stock awards in accordance with Section 6.10 of the 2003 Restricted Stock Plan.

Any unvested restricted stock awards shall be forfeited on the date of the grantee’s voluntary termination of service without further action of any kind by the Company or the grantee, provided such termination date is prior to the vesting date. Unvested restricted stock awards that are forfeited are deemed to be immediately transferred to the Company without any payment by the Company or action by grantee, and the Company shall have the full right to cancel any evidence of grantee’s ownership of such forfeited unvested shares and to take any other action necessary to demonstrate that grantee no longer owns such forfeited unvested shares automatically upon such forfeiture.

The following table sets forth the number of shares and dollar value of restricted stock awarded to each of our named executive officers.

	Restricted Stock Plan
Name and Position	Dollar Value ($)	Number of Shares to be Granted(1)
James H. Ross Director, President and Chief Executive Officer	$1,300,000	174,263
Stacy M. Hodges Executive Vice President, Chief Financial Officer and Treasurer	325,000	43,566
Daniel R. Leland Executive Vice President	50,000	6,702
Richard H. Litton Executive Vice President	50,000	6,702

(1) These values are based on the last reported sales price of our common stock on the NYSE on February 2, 2012, which was $7.46 per share.

Item 6.	Exhibits

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWS Group, Inc.
(Registrant)

February 8, 2012	/s/ JAMES H. ROSS
Date	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2012	/s/ STACY M. HODGES
Date	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 21, 2011

3.3	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series A of SWS Group, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.1	Warrant to purchase up to 8,695,652 shares of Common Stock, issued on July 29, 2011 to Hilltop Holdings Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.2	Warrant to purchase up to 8,419,148 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Partners III, L.P., incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.3	Warrant to purchase up to 276,504 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.4	Investor Rights Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

10.1*	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101#	The following materials from SWS Group, Inc.’s quarterly report on Form 10-Q for the quarter ended December 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 30, 2011 and June 24, 2011; (ii) Consolidated Statements of Loss and Comprehensive Income (Loss) for the three and six-months ended December 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the six-months ended December 30, 2011 and December 31, 2010 and (iv) Notes to Consolidated Financial Statements tagged as blocks of text

*	Filed herewith
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