Form 10-Q
period 2012-03-30
SWS GROUP INC
filed 2012-05-09
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

As of May 4, 2012, there were 32,882,992 shares of the registrant’s common stock, $0.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition March 30, 2012 (unaudited) and June 24, 2011	3

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) For the three and nine-months ended March 30, 2012 and March 25, 2011 (unaudited)	4

Consolidated Statements of Cash Flows For the nine-months ended March 30, 2012 and March 25, 2011 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	85

Item 4. Controls and Procedures	85

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	85

Item 1A. Risk Factors	86

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	86

Item 3. Defaults Upon Senior Securities	86

Item 4. Mine Safety Disclosures	86

Item 5. Other Information	86

Item 6. Exhibits	86

SIGNATURES	87

EXHIBIT INDEX	88

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 30, 2012 and June 24, 2011

(In thousands, except par values and share amounts)

	March	June
	(Unaudited)
Assets
Cash and cash equivalents	$303,407	$298,903
Restricted cash and cash equivalents	30,044	—
Assets segregated for regulatory purposes	209,139	238,325
Receivable from brokers, dealers and clearing organizations	1,313,839	1,620,523
Receivable from clients, net	265,769	240,491
Loans held for sale	—	5,241
Loans, net	824,538	946,768
Securities owned, at fair value	244,153	221,587
Securities held to maturity	28,408	34,176
Securities purchased under agreements to resell	12,033	42,649
Goodwill	7,552	7,552
Securities available for sale	125,191	2,020
Other assets	142,977	143,922

	$3,507,050	$3,802,157

Liabilities and Stockholders’ Equity
Short-term borrowings	$126,000	$110,000
Payable to brokers, dealers and clearing organizations	1,240,227	1,568,033
Payable to clients	354,165	397,590
Deposits	1,061,647	1,106,471
Securities sold under agreements to repurchase	4,270	10,313
Securities sold, not yet purchased, at fair value	61,379	68,661
Drafts payable	27,502	23,656
Advances from Federal Home Loan Bank (the “FHLB”)	78,746	94,712
Long-term debt, net	78,159	—
Warrants	31,067	—
Other liabilities	88,897	65,252

	3,152,059	3,444,688
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,607,401 shares at March 30, 2012; issued 33,312,140 and outstanding 32,285,076 shares at June 24, 2011	3,331	3,331
Additional paid-in capital	324,192	326,986
Retained earnings	30,388	34,813
Accumulated other comprehensive income – unrealized holding gain, net of tax of $984 at March 30, 2012 and $334 at June 24, 2011	1,983	765
Deferred compensation, net	3,364	3,308

Treasury stock (704,739 shares at March 30, 2012 and 1,027,064 shares at June 24, 2011, at cost)	(8,267)	(11,734)

Total stockholders’ equity	354,991	357,469

Total liabilities and stockholders’ equity	$3,507,050	$3,802,157

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

For the three and nine-months ended March 30, 2012 and March 25, 2011

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Revenues:
Net revenues from clearing operations	$2,371	$2,805	$7,311	$8,065
Commissions	34,411	32,915	99,571	110,010
Interest	29,999	31,606	94,727	107,180
Investment banking, advisory and administrative fees	8,771	7,271	26,629	31,537
Net gains on principal transactions	8,529	10,544	22,444	30,386
Other	7,476	4,352	16,968	13,898

Total revenue	91,557	89,493	267,650	301,076
Interest expense	15,797	11,566	46,720	35,196

Net revenues	75,760	77,927	220,930	265,880

Non-interest expenses:
Commissions and other employee compensation	54,073	52,841	156,512	168,884
Occupancy, equipment and computer service costs	8,134	8,375	23,860	25,320
Communications	3,191	3,254	9,216	9,811
Floor brokerage and clearing organization charges	1,004	1,112	3,111	3,296
Advertising and promotional	1,049	702	2,276	2,057
Provision for loan loss	—	4,727	2,475	50,967
Unrealized (gain) loss on warrant valuation	(12,502)	—	6,931	—
Other	8,063	10,317	23,127	39,937

Total non-interest expenses	63,012	81,328	227,508	300,272

Income (loss) before income tax expense (benefit)	12,748	(3,401)	(6,578)	(34,392)
Income tax expense (benefit)	4,486	(1,254)	(2,152)	(11,167)

Net income (loss)	8,262	(2,147)	(4,426)	(23,225)
Net gain/(loss) recognized in other comprehensive income (loss), net of tax of $367 and $(57) for the three-months ended March 30, 2012 and March 25, 2011, respectively, and $650 and $174 for the nine-months ended March 30, 2012 and March 25, 2011, respectively, on available for sale securities	690	(110)	1,218	333

Comprehensive income (loss)	$8,952	$(2,257)	$(3,208)	$(22,892)

Earnings (loss) per share – basic
Net income (loss)	$0.25	$(0.07)	$(0.14)	$(0.71)

Weighted average shares outstanding – basic	32,716,251	32,501,344	32,589,539	32,510,570

Earnings (loss) per share – diluted
Net income (loss)	$0.04	$(0.07)	$(0.14)	$(0.71)

Weighted average shares outstanding – diluted	50,107,555	32,501,344	32,589,539	32,510,570

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-months ended March 30, 2012 and March 25, 2011

(In thousands)

(Unaudited)

	For the Nine-Months Ended
	March 30, 2012	March 25, 2011
Cash flows from operating activities:
Net loss	$(4,426)	$(23,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,355	5,477
Accretion of discount on long-term debt	2,295	—
Amortization of deferred debt issuance costs	328	—
Increase in fair value of warrants	6,931	—
Amortization of premiums/discounts on loans purchased	(62)	(106)
Amortization of premiums /discounts on investment securities	637	146
Provision for doubtful accounts on receivables from customers	240	405
Provision for loan loss and write downs on real estate owned	3,581	64,316
Deferred income tax expense (benefit)	8,177	(4,388)
Allowance for deferred tax asset	(240)	844
Deferred compensation for deferred compensation plan and restricted stock plan	(74)	3,402
Loss on sale of loans	42	661
(Gain) loss on fixed assets transactions	(1)	6
Gain on the sale of investment securities	—	(81)
Loss on sale of real estate	48	3,027
Gain on issuer’s redemption of investment securities	—	(1,078)
Equity in earnings of unconsolidated ventures	(1,240)	(177)
Dividend received on investments	(57)	(19)
Shortfall for taxes on vesting of restricted stock	62	314
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	29,186	52,806
Net change in broker, dealer and clearing organization accounts	(21,122)	(16,264)
Net change in client accounts	(68,943)	(57,762)
Net change in loans held for sale	—	424,055
Increase in securities owned	(22,566)	(21,005)
Decrease (increase) in securities purchased under agreements to resell	30,616	(27,467)
Increase in other assets	(5,195)	(11,385)
Increase (decrease) in drafts payable	3,846	(113)
(Decrease) increase in securities sold, not yet purchased	(7,282)	26,142
Increase (decrease) in other liabilities	24,383	(8,818)

Net cash provided by (used in) operating activities	(16,481)	409,713

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned	(2,104)	(2,399)
Proceeds from the sale of fixed assets and real estate	13,492	41,748
Proceeds from the sale of loans	1,751	42,214
Loan originations and purchases	(2,945,591)	(4,202,458)
Loan repayments	3,049,519	4,241,999
Purchase of investment securities	(130,305)	(35,525)
Proceeds from the sale of investment securities	—	75,555
Proceeds from the issuer’s redemption of investment securities	—	7,347
Cash received on investments	14,649	5,557
Proceeds from the sale of FHLB stock	402	2,886
Purchases of FHLB stock	—	(1,460)
(continued)

	For the Nine-Months Ended
	March 30, 2012	March 25, 2011
(continued)
Investment of proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. in restricted fund	$(30,000)	$—

Net cash provided by (used in) investing activities	(28,187)	175,464

Cash flows from financing activities:
Payments on short-term borrowings	(2,091,150)	(4,278,782)
Cash proceeds from short-term borrowings	2,107,150	4,349,782
Cash proceeds from other financing activities	—	4,400
Decrease in deposits	(44,824)	(368,714)
Advances from the FHLB	—	418,644
Payments on advances from the FHLB	(15,966)	(454,656)
Payment of cash dividends on common stock	—	(3,578)
Shortfall for taxes on vesting of restricted stock	(62)	(314)
Cash payments on securities sold under agreements to repurchase	(6,043)	(5,172)
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P.	100,000	—
Proceeds related to the deferred compensation plan	245	385
Purchase of treasury stock related to the deferred compensation plan	(178)	(340)

Net cash provided by (used in) financing activities	49,172	(338,345)

Net increase in cash and cash equivalents	4,504	246,832
Cash and cash equivalents at beginning of period	298,903	27,190

Cash and cash equivalents at end of period	$303,407	$274,022

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$3,628	$670

Foreclosures on loans	$19,337	$40,089

Transfer of securities from held to maturity to available for sale	$—	$42,519

Transfer of loans from investment to held for sale	$—	$50,559

Transfer of loans from held for sale to investment	$3,380	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$52,373	$33,237

Income taxes	$—	$1,635

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 30, 2012 and March 25, 2011

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of March 30, 2012, and for the three and nine-months ended March 30, 2012 and March 25, 2011, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 24, 2011 filed on Form 10-K. Amounts as of June 24, 2011 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

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

Southwest Securities is a New York Stock Exchange NYSE member broker/dealer. Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority FINRA. Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (the “SEC”) as broker/dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and as registered investment advisors under the Investment Advisors Act of 1940.

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

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month. The Bank’s third quarter financial statements are prepared as of March 31, 2012. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant intercompany balances and transactions have been eliminated.

Update of Significant Accounting Policies. A summary of the Company’s significant accounting policies is included in Note 1 of the Company’s Form 10-K for the fiscal year ended June 24, 2011 filed on September 2, 2011 (the “Fiscal 2011 Form 10-K”). Except as discussed in the individual notes to the Consolidated Financial Statements, there have been no significant accounting changes since June 24, 2011.

Real estate owned (“REO”) and other repossessed assets. REO and other repossessed assets are valued at the lower of cost or market, less a selling discount and are included in other assets on the Consolidated Statements of Financial Condition. For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is being sold in an auction, by accepted bid amount. For those REO assets that are in an auction and a bid has not been accepted, a fair value estimate is derived by utilizing market data including appraised value adjusted for distressed sales. In certain circumstances, the Company adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation. These adjustments are largely based on the historical loss on sales of REO properties. Included in other repossessed assets are land leases which are valued using a discounted cash flow analysis. The amount of subsequent write-downs required to reflect current fair value was $1,106,000 and $13,349,000 for the nine-months ended March 31, 2012 and March 25, 2011, respectively.

Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) and the SEC have recently issued the following statements, which are applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS:

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

Income Taxes. As of March 30, 2012, the Company’s deferred tax assets include $647,000 related to capital losses from investments in various partnership assets. To use these deferred tax assets, the Company must generate sufficient capital gain income within the carry-back and carry-forward period available under the tax law. As of March 30, 2012, the Company did not believe it was more likely than not that it would generate sufficient capital gain income to offset these capital losses. Accordingly, the Company has a $604,000 valuation allowance to reflect the amount of the deferred tax assets that it believes is more likely than not to not be recognized. The valuation allowance decreased $240,000 from June 24, 2011 as a result of receiving additional valuation information about these investments.

At March 30, 2012, the Company had approximately $1,096,000 of unrecognized tax benefits. The Company’s net liability for unrecognized tax benefits decreased $298,000 from June 24, 2011 to March 30, 2012 due to the expiration of the applicable statute of limitations. While the Company expects that the net liability for uncertain tax positions will change during the next twelve months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $260,000, net of federal benefit, as of March 30, 2012 and $322,000, net of federal benefit, as of June 24, 2011. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $836,000 as of March 30, 2012, net of federal benefit, and $1,072,000 as of June 24, 2011, net of federal benefit.

With limited exceptions, the Company is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2008. Examinations of certain state returns for the years ended December 31, 2007 through 2010 are underway. The IRS began its examination of the Company’s federal tax returns for 2008-2010 in February 2012.

Income tax expense (benefit) for the three and nine-month periods ended March 30, 2012 and March 25, 2011 (effective rate of 35.2% and 36.9% in the three-month periods ended March 30, 2012 and March 25, 2011, respectively, and 32.7% and 32.5% in the nine-month periods ended March 30, 2012 and March 25, 2011, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal 2012 and 2011) to income (loss) before income tax expense (benefit) and is comprised of the following (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 30,	March 25,	March 30,	March 25,
	2012	2011	2012	2011
Income tax expense (benefit) at the statutory rate	$4,462	$(1,190)	$(2,302)	$(12,037)
Tax exempt interest	(196)	(231)	(629)	(651)
Tax exempt income from company-owned life insurance (“COLI”)	(392)	(148)	(94)	(614)
State income taxes, net of federal tax benefit	286	24	113	464
Non-deductible meals and entertainment	77	48	149	125
Non-deductible compensation	298	245	925	630
Valuation allowance	(56)	—	(240)	844
Other, net	7	(2)	(74)	72

	$4,486	$(1,254)	$(2,152)	$(11,167)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of March 30, 2012 and June 24, 2011 are presented below (in thousands):

	March 30, 2012	June 24, 2011
Deferred tax assets:
Employee compensation plans	$11,236	$12,711
Allowance for probable loan losses	8,505	16,735
Bad debt reserve	1,953	1,709
Deferred rent	1,642	1,659
Gain on sale of loans deferred	283	508
Investment in unconsolidated ventures	647	128
Long-term debt	2,413	—
State taxes	1,155	1,426
Other	877	690

Gross deferred tax assets	28,711	35,566
Valuation allowance	(604)	(844)

Net deferred tax asset	$28,107	$34,722

Deferred tax liabilities:
Securities available for sale	$(1,048)	$(398)
Extraordinary gain related to the M.L. Stern & Co., LLC acquisition	(239)	(239)
Fixed assets, net	(491)	(440)
Real estate owned (“REO”)	(284)	—
Investment in unconsolidated ventures	(801)	—
Other	(65)	(66)

Total gross deferred tax liabilities	(2,928)	(1,143)

Net deferred tax assets – included in other assets on the Consolidated Statements of Financial Condition	$25,179	$33,579

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s fair value policies are discussed in Note 1 (u), Fair Value of Financial Instruments of the Fiscal 2011 Form 10-K, except as noted below. Additional information from the implementation of ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” is presented herein.

Recurring Fair Value Measurements.

Warrants. The warrants held by Hilltop Holdings, Inc. (“Hilltop”), Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) are valued using a binomial model which forecasts the Company’s potential stock price at certain points in time between the valuation date and expiration. In addition to the Company’s stock price, variables in the model include the risk free rate of return, dividend yield, time to maturity and volatility of the Company’s stock price.

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities available for sale,” “Securities owned, at fair value”, “Securities sold, not yet purchased, at fair value” and “Warrants” which were measured at fair value on a recurring basis at March 30, 2012 and June 24, 2011 and for the Bank at March 31, 2012 and June 30, 2011 (in thousands):

March 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$35,307	$—	$—	$35,307

	$35,307	$—	$—	$35,307

Securities available for sale
U.S. Home Systems, Inc. (“USHS”) common stock	$3,329	$—	$—	$3,329
Westwood Holdings Group, Inc. (“Westwood”) common stock	163	—	—	163
U.S. government and government agency obligations(*)	—	121,699	—	121,699

	$3,492	$121,699	$—	$125,191

Securities owned, at fair value
Corporate equity securities	$733	$—	$675	$1,408
Municipal obligations	—	94,263	25,217	119,480
U.S. government and government agency obligations	4,348	22,712	—	27,060
Corporate obligations	—	72,286	—	72,286
Other	692	23,227	—	23,919

	$5,773	$212,488	$25,892	$244,153

LIABILITIES

Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$22,201	$1,363	$—	$23,564
Corporate obligations	—	37,261	—	37,261
Other	—	554	—	554

	$22,201	$39,178	$—	$61,379

Warrants
Stock purchase warrants	$—	$—	$31,067	$31,067

	$—	$—	$31,067	$31,067

Grand total	$22,371	$295,009	$(5,175)	$312,205

(*)

The Company’s fair value policies regarding U.S. government and government agency obligations held as securities available for sale are the same as those discussed in Note 1 (u), Fair Value of Financial Instruments of the Fiscal 2011 Form 10-K for securities classified as Level 2 securities held as securities owned, at fair value.

June 2011
	Level 1	Level 2		Level 3	Total
ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$55,617		$—	$—	$55,617

	$55,617		$—	$—	$55,617

Securities available for sale
USHS stock	$1,868		$—	$—	$1,868
Westwood stock	152		—	—	152

	$2,020		$—	$—	$2,020

Securities owned, at fair value
Corporate equity securities	$915	$	__	$1,225	$2,140
Municipal obligations	__		76,589	21,676	98,265
U.S. government and government agency obligations	16,491		10,889	—	27,380
Corporate obligations	—		72,053	—	72,053
Other	692		21,057	—	21,749

	$18,098		$180,588	$22,901	$221,587

LIABILITIES

Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$50,350		$623	$—	$50,973
Corporate obligations	—		17,289	—	17,289
Other	—		399	—	399

	$50,350		$18,311	$—	$68,661

Grand total	$25,385		$162,277	$22,901	$210,563

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Corporate Equity Securities	Municipal Obligations	Warrants	Total
Beginning balance at June 24, 2011	$1,225	$21,676	$—	$22,901
Sales/redemption	(425)	—	—	(425)
Increase in warrant valuation (unrealized loss)	—	—	(171)	(171)
Issuance of warrants	—	—	(24,136)	(24,136)

Ending balance at September 30, 2011	$800	$21,676	$(24,307)	$(1,831)
Sales/redemption	(125)	—	—	(125)
Increase in warrant valuation (unrealized loss)	—	—	(19,262)	(19,262)
Transfers from Level 2 to Level 3	—	6	—	6

Ending balance at December 30, 2011	$675	$21,682	$(43,569)	$(21,212)
Decrease in warrant valuation (unrealized gain)	—	—	12,502	12,502
Purchases	—	3,535	—	3,535

Ending balance at March 30, 2012	$675	$25,217	$(31,067)	$(5,175)

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels. There were no transfers between Level 1 and Level 2 for the nine-months ended March 30, 2012. During the three-months ended December 30, 2011, the transfer from Level 2 to Level 3 was due to a default on a municipal obligation.

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in “Net gains on principal transactions” on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Changes in unrealized gain (loss) for the stock purchase warrants are presented in unrealized (gain) loss on warrant valuation on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The total unrealized gain included in earnings related to assets and liabilities still held for the three-months ended March 30, 2012 was $12,502,000 and the total unrealized loss included in earnings related to assets and liabilities still held for the nine-months ended March 30, 2012 was $6,931,000.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of March 30, 2012 (dollars in thousands):

Asset/ Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted) Average
Securities owned, at fair value

Corporate equity securities – auction rate preferred	$675	Analysis of comparable securities	N/A	N/A
Municipal obligation – defaulted municipal obligation	6	Par	N/A	N/A
Municipal obligations – auction rate bonds	21,676	Discounted Cash Flow	Holding Period	one to five years (3 years)
Municipal obligation—loan	3,535	Par	N/A	N/A
Warrants
Stock purchase warrants	31,067	Binomial Model	Derived Volatility	50% -64% (51%)

The Company holds twenty-seven auction rate preferred securities valued at $675,000 at March 30, 2012, which are valued at par based on observed values of comparable securities. Since June 2010, the Company has held up to $1.8 million in Level 3 auction rate preferred securities, of which $1.2 million have been redeemed at par. The remaining $675,000 of auction rate preferred securities are similar to those that were previously redeemed. The Company anticipates that the remaining securities will also be called at par. While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted. To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

The Company holds one municipal auction rate bond valued at $21,676,000 at March 30, 2012. The security matures in 2032 and pays interest on a weekly basis that is indexed to a variable short term interest rate. The Company performs a discounted cash flow analysis quarterly to value this bond. This analysis considers the coupon in light of market yields on similar municipal securities. A probability weighted matrix is used to determine what the theoretical value of this security would be if it were redeemed at par in one to five years. In addition, the Company reviews recent market activity in similar securities. The final valuation is derived by applying a weight to the discounted cash flow valuation and observed market values. In the future, there could be a reduction in the valuation of the bond if the spread widens between the coupon paid on the bond and the required market yield.

The Company holds a $3,535,000 short-term loan to a municipal issuer in its proprietary inventory bearing a fixed interest rate at March 30, 2012. The loan is currently valued at par. The Company loaned the municipality $3,535,000 in the third quarter of fiscal 2012. The loan is expected to be paid in full by the end of the fourth quarter of fiscal 2012, as such, due to its short-term nature, and the sound credit of the borrower, the loan is valued at par. The loan is determined to be Level 3 as there is no current market for this loan.

The stock purchase warrants are valued quarterly using a binomial model. The model considers the following variables: price and volatility of the Company’s stock, treasury yield, annual dividend, and the remaining life of the warrants. The derived volatility estimate considers both the historical and implied forward volatility of the Company’s common stock. All else being equal, the warrants will lose time value as they near maturity. Other than remaining life, the primary drivers of value are the price and volatility of the Company’s common stock. As the volatility and/or stock price increase the value of the warrants increase as well. The movement of these two variables will amplify or offset one another depending on the direction and velocity of their movements.

Non-Recurring Fair Value Measurements.

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurement only in certain circumstances; for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied.

The following tables summarize by level within the fair value hierarchy REO and other repossessed assets and loans held for sale which were measured at fair value on a non-recurring basis at March 31, 2012 and June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
March 2012
ASSETS
REO and other repossessed assets	$—	$—	$29,273	$29,273
Loans held for sale(*)	—	—	—	—

	$—	$—	$29,273	$29,273

June 2011
ASSETS
REO	$—	$—	$24,562	$24,562
Loans held for sale	—	—	5,241	5,241

	$—	$—	$29,803	$29,803

(*)	Loans were reclassified to held for investment as these loans no longer met the criteria to be classified as held for sale, see discussion in “Loans Held for Sale”.

Other Fair Value Disclosures.

The Company’s fair value policies for instruments measured at fair value in accordance with the disclosure requirements of Accounting Standards Codification (“ASC”) 820-Fair Value Measurements and Disclosures are discussed in Note 1 (u), Fair Value of Financial Instruments—Other Fair Value Disclosures of the Fiscal 2011 Form 10-K, except as noted below.

Long-Term Debt. The fair value of long-term debt was estimated using a discounted cash flow model with assumptions regarding the factors a market participant would consider in valuing the liability, including credit and liquidity risk.

The recorded amounts, fair value and level of the fair value hierarchy of the Company’s financial instruments at March 30, 2012 and June 24, 2011 and for the Bank at March 31, 2012 and June 30, 2011 were as follows (in thousands):

		March		June
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$303,407	$303,407	$298,903	$298,903
Restricted cash and cash equivalents	1	30,044	30,044	—	—
Securities held to maturity:
Government National Mortgage Association (“GNMA”) securities(*)	2	28,408	29,138	34,176	34,496
Loans, net:
Purchased mortgage loans held for investment	2	217,214	217,613	100,239	100,483
Other loans held for investment	2	607,324	686,189	846,529	922,879
Financial liabilities:
Short-term borrowings	1	126,000	126,000	110,000	110,000
Deposits:
Deposits with no stated maturity	2	1,022,123	1,022,123	1,058,155	1,058,155
Time deposits	2	39,524	40,077	48,316	49,054
Advances from the FHLB	2	78,746	89,446	94,712	106,729
Long-term debt	3	78,159	82,052	—	—

(*)

The Company’s fair value policies regarding U.S. government and government agency obligations held as securities held to maturity are the same as those discussed in Note 1 (u), Fair Value of Financial Instruments of the Fiscal 2011 Form 10-K for securities classified as Level 2 securities held as securities owned, at fair value.

EMPLOYEE BENEFITS

Restricted Stock Plan. During the first nine-months of fiscal 2012, the Board of Directors approved grants to various officers and employees totaling 348,810 shares with a weighted average market value of $7.02 per share. During the first nine-months of fiscal 2011, the Board of Directors approved grants to various officers and employees totaling 64,151 shares with a weighted average market value of $6.16 per share. For the three and nine-months ended March 30, 2012, SWS recognized compensation expense related to restricted stock grants of approximately $336,000 and $791,000, respectively. For the three and nine-months ended March 25, 2011, SWS recognized compensation expense related to restricted stock grants of approximately $354,000 and $901,000, respectively.

At March 30, 2012, there were 413,811 unvested shares outstanding under the Restricted Stock Plan and 23,804 shares available for future grants.

CASH AND CASH EQUIVALENTS

For the purpose of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures interest-bearing cash accounts up to $250,000. Also, non-interest bearing transaction accounts have unlimited coverage under FDIC insurance until December 31, 2012 in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At March 30, 2012 and June 24, 2011, cash balances included $753,000 and $752,000 that were not federally insured because they exceeded federal insurance limits, respectively. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk of loss on these deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At March 31, 2012 and June 30, 2011, these reserve balances amounted to $1,609,000 and $4,158,000, respectively.

RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents represents funds received from Hilltop and Oak Hill upon completion of the transactions contemplated by the Funding Agreement entered into on March 20, 2011. The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries. See additional discussion in “Debt Issued with Stock Purchase Warrants.” Upon approval of the Board of Directors, the Company contributed $20,000,000 of this cash to the Bank in December 2011 and in the third quarter of fiscal 2012, SWS Group loaned Southwest Securities $50,000,000 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of the Company’s day-to-day cash management needs. The remaining $30,000,000 remains at the parent company to be used for general corporate purposes. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows. The Company holds restricted cash and cash equivalents in money market funds.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At March 30, 2012, SWS held Temporary Liquidity Guarantee Program (“TLGP”) bonds with a fair value of $35,307,000 and cash of approximately $173,832,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act Rule 15c3-3”). SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at March 30, 2012.

At June 24, 2011, SWS held TLGP bonds with a fair value of $55,617,000 and cash of approximately $182,708,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 24, 2011.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At March 30, 2012 and June 24, 2011, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	March	June
Receivable
Securities failed to deliver	$15,443	$19,387
Securities borrowed	1,220,832	1,529,707
Correspondent broker/dealers	34,248	38,019
Clearing organizations	20,511	20,879
Other	22,805	12,531

	$1,313,839	$1,620,523

Payable
Securities failed to receive	$25,940	$18,214
Securities loaned	1,192,043	1,519,665
Correspondent broker/dealers	13,237	12,087
Other	9,007	18,067

	$1,240,227	$1,568,033

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At March 30, 2012, SWS had collateral of $1,220,825,000 under securities lending agreements, of which SWS had repledged $1,159,480,000. At June 24, 2011, SWS had collateral of $1,529,607,000 under securities lending agreements, of which SWS had repledged $1,484,485,000.

LOANS HELD FOR SALE

Loans held for sale consist of originated loans that were held for investment that management subsequently decided to sell.

The recorded values of loans held for sale were as follows (in thousands):

	March 31, 2012	June 30, 2011
Loans held for sale	$—	$5,241

In fiscal year 2011, loans were transferred to the held for sale category in anticipation of immediate disposition. These loans were classified loans that were being marketed through an international marketing campaign. The fair value of these loans was determined using a discounted cash flow model to reflect the return required for immediate disposition of a distressed loan.

In the third quarter of fiscal year 2012, the Bank determined that the remaining $3,380,000 of loans held for sale, no longer met the criteria of the held for sale classification because the loans were no longer being actively marketed for sale, the Bank was no longer committed to a plan to sell the loans or locate a buyer and there were no indications that the loans would be sold within the next twelve months. As a result, the loans were reclassified to loans held for investment at March 31, 2012.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loans is dependent upon the general economic conditions of Texas and New Mexico.

Loans receivable at March 31, 2012 and June 30, 2011 were as follows (in thousands):

	March	June
Loans receivable:
Residential construction	$8,826	$33,296
Lot and land development	24,406	60,070
1-4 family (*)	312,823	217,175
Commercial real estate	361,825	444,064
Multi-family	17,036	60,831
Commercial loans	123,976	173,170
Consumer loans	2,209	3,055

	851,101	991,661
Unamortized premiums and discounts	(381)	(460)

	850,720	991,201
Allowance for probable loan losses	(26,182)	(44,433)

	$824,538	$946,768

(*)

Includes $217,214 and $100,239 of purchased mortgage loans held for investment at March 31, 2012 and June 30, 2011, respectively. The loans included in the Bank’s purchased mortgage loans held for investment portfolio are purchases made by the Bank’s mortgage purchase division of participations in newly originated residential loans from various mortgage bankers nationwide at par.

There were $810,000 and $1,452,000 of unamortized deferred fees and costs in the loans receivable balances at March 31, 2012 and June 30, 2011, respectively.

In the first quarter of fiscal 2012, the Company adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” (ASU 2011-02). The information required by this ASU is presented in the tables below.

The allowance for probable loan loss is increased by charges to income and decreased by charge-offs (net of recoveries). Management periodically evaluates the adequacy of the allowance through a review of the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. In determining the appropriate loan loss allowance at the balance sheet date, management evaluated the Bank’s historical loss percentage, concentrations of risk in the portfolio, estimated changes in the value of underlying collateral as well as changes in the volume and growth in the portfolio and the credit quality of the loan portfolio to capture additional risk of loss associated with concentrations of criticized and classified loans in the total loan portfolio.

The analysis of the allowance for loan losses for the three and nine-months ended March 31, 2012 and 2011 and the recorded investment in loans receivable at March 31, 2012 and 2011 were as follows (in thousands):

	Three-Months Ended March 31, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multi- family	Commercial	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$834	$3,370	$4,551	$17,203	$3,700	$3,420	$33	$33,111
Charge-offs	(457)	(478)	(1,779)	(3,363)	(801)	(541)	—	(7,419)
Recoveries	8	85	131	139	—	120	7	490

Net charge-offs	(449)	(393)	(1,648)	(3,224)	(801)	(421)	7	(6,929)
Additions charged to operations	290	(1,275)	1,217	838	(577)	(461)	(32)	—

Balance at end of period	$675	$1,702	$4,120	$14,817	$2,322	$2,538	$8	$26,182

Ending balance: individually evaluated for impairment	$—	$—	$417	$1,766	$—	$114	$—	$2,297

Ending balance: collectively evaluated for impairment	$675	$1,702	$3,703	$13,051	$2,322	$2,424	$8	$23,885

Financing receivables:
Balance at end of period	$8,826	$24,336	$312,726	$361,647	$17,019	$123,957	$2,209	$850,720

Ending balance: individually evaluated for impairment	$3,895	$4,804	$17,435	$30,913	$1,199	$6,083	$3	$64,332

Ending balance: collectively evaluated for impairment	$4,931	$19,532	$295,291	$330,734	$15,820	$117,874	$2,206	$786,388

	Three-Months Ended March 31, 2011
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multi- family	Commercial	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$2,780	$5,442	$6,052	$27,759	$1,108	$3,880	$20	$47,041
Charge-offs	—	(2,690)	(588)	(1,020)	—	(297)	(1)	(4,596)
Recoveries	59	57	13	1	—	12	—	142

Net charge-offs	59	(2,633)	(575)	(1,019)	—	(285)	(1)	(4,454)
Additions charged to operations	(1,752)	4,270	(271)	1,801	(55)	715	19	4,727

Balance at end of period	$1,087	$7,079	$5,206	$28,541	$1,053	$4,310	$38	$47,314

Ending balance: individually evaluated for impairment	$2	$5	$387	$881	$—	$209	$—	$1,484

Ending balance: collectively evaluated for impairment	$1,085	$7,074	$4,819	$27,660	$1,053	$4,101	$38	$45,830

Financing receivables:
Balance at end of period	$41,677	$70,519	$187,952	$460,797	$63,298	$192,882	$3,673	$1,020,798

Ending balance: individually evaluated for impairment	$7,577	$21,490	$5,553	$31,025	$16,633	$4,726	$80	$87,084

Ending balance: collectively evaluated for impairment	$34,100	$49,029	$182,399	$429,772	$46,665	$188,156	$3,593	$933,714

	Nine-Months Ended March 31, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multi- family	Commercial	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$531	$3,168	$6,107	$28,306	$871	$5,417	$33	$44,433
Charge-offs	(1,477)	(2,365)	(1,963)	(7,418)	(6,854)	(1,700)	(10)	(21,787)
Recoveries	143	194	168	357	—	192	7	1,061

Net charge-offs	(1,334)	(2,171)	(1,795)	(7,061)	(6,854)	(1,508)	(3)	(20,726)
Additions charged to operations	1,478	705	(192)	(6,428)	8,305	(1,371)	(22)	2,475

Balance at end of period	$675	$1,702	$4,120	$14,817	$2,322	$2,538	$8	$26,182

	Nine-Months Ended March 31, 2011
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multi- family	Commercial	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$3,362	$4,808	$3,542	$19,733	$812	$2,853	$31	$35,141
Charge-offs	(1,999)	(5,350)	(4,225)	(25,163)	(562)	(1,975)	(1)	(39,275)
Recoveries	216	153	27	29	—	55	1	481

Net charge-offs	(1,783)	(5,197)	(4,198)	(25,134)	(562)	(1,920)	—	(38,794)
Additions charged to operations	(492)	7,468	5,862	33,942	803	3,377	7	50,967

Balance at end of period	$1,087	$7,079	$5,206	$28,541	$1,053	$4,310	$38	$47,314

As of March 31, 2012 and 2011, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment, was 4.13% and 4.93%, respectively. There is no loan loss allowance for purchased mortgage loans held for investment. Those purchased mortgage loans held for investment are held on average for 25 days or less, which substantially eliminates credit risk.

Loans receivable on non-accrual status as of March 31, 2012 and June 30, 2011 were as follows (in thousands):

	March 31, 2012	June 30, 2011
Residential construction	$3,895	$4,799
Lot and land development	3,983	17,888
1-4 family	16,186	3,377
Commercial real estate	13,806	20,626
Multi-family	1,199	14,493
Commercial loans	6,075	3,166
Consumer loans	3	21

	$45,147	$64,370

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where full collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. The average recorded investment in non-accrual loans was approximately $54,406,000 during the nine-months ended March 31, 2012 and $61,633,000 during the nine-months ended March 31, 2011. Interest income recorded on non-accrual loans prior to being placed on non-accrual status totaled approximately $45,000 and $903,000 for the three and nine-months ended March 31, 2012, respectively, and $7,000 and $591,000 for the three and nine-months ended March 31, 2011, respectively.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of March 31, 2012 and June 30, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
March 31, 2012
With no related allowance recorded:
Residential construction	$3,895	$4,831	$—	$2,736	$—
Lot and land development	4,804	5,770	—	7,299	55
1-4 family	16,186	17,578	—	5,580	—
Commercial real estate	18,363	22,920	—	13,729	106
Multi-family	1,199	2,216	—	8,612	—
Commercial loans	5,773	6,462	—	3,818	—
Consumer loans	3	10	—	28	—

	50,223	59,787	—	41,802	161

With an allowance recorded:
Residential construction	—	—	—	1,963	44
Lot and land development	—	—	—	1,368	—
1-4 family	1,249	1,249	417	2,009	—
Commercial real estate	12,550	12,550	1,766	27,930	509
Multi-family	—	—	—	6,441	—
Commercial loans	310	310	114	1,155	17

	14,109	14,109	2,297	40,866	570

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
March 31, 2012
Total
Residential construction	$3,895	$4,831	$—	$4,699	$44
Lot and land development	4,804	5,770	—	8,667	55
1-4 family	17,435	18,827	417	7,589	—
Commercial real estate	30,913	35,470	1,766	41,659	615
Multi-family	1,199	2,216	—	15,053	—
Commercial loans	6,083	6,772	114	4,973	17
Consumer loans	3	10	—	28	—

	$64,332	$73,896	$2,297	$82,668	$731

(*)	Represents the average recorded investment for the nine-months ended March 31, 2012.
(#)	Represents interest income recognized on impaired loans for the nine-months ended March 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2011
With no related allowance recorded:
Residential construction	$4,799	$5,702	$—	$3,181	$—
Lot and land development	19,418	20,329	—	13,630	70
1-4 family	3,214	3,604	—	6,032	2
Commercial real estate	11,446	13,658	—	14,705	35
Multi-family	14,493	15,303	—	10,318	—
Commercial loans	2,818	3,740	—	1,837	—
Consumer loans	21	27	—	98	—

	56,209	62,363	—	49,801	107

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2011
With an allowance recorded:
Residential construction	$230	$230	$2	$116	$10
Lot and land development	112	112	23	1,167	24
1-4 family	2,560	2,560	381	3,136	136
Commercial real estate	17,147	17,784	2,322	13,995	291
Multi-family	—	—	—	3,626	—
Commercial loans	1,797	1,797	425	682	539
Consumer loans	—	—	—	—	—

	21,846	22,483	3,153	22,722	1,000

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2011
Total
Residential construction	5,029	5,932	2	3,297	10
Lot and land development	19,530	20,441	23	14,797	94
1-4 family	5,774	6,164	381	9,168	138
Commercial real estate	28,593	31,442	2,322	28,700	326
Multi-family	14,493	15,303	—	13,944	—
Commercial loans	4,615	5,537	425	2,519	539
Consumer loans	21	27	—	98	—

	$78,055	$84,846	$3,153	$72,523	$1,107

(*)	Represents the average recorded investment for the fiscal year ended June 30, 2011.
(#)	Represents interest income recognized on impaired loans for the fiscal year ended June 30, 2011.

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

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables, excluding loans held for sale, as of March 31, 2012 and June 30, 2011 (in thousands):

	Pass	Special Mention(*)	Substandard(#)	Total
March 31, 2012
Residential construction	$4,430	$—	$4,396	$8,826
Lot and land development	15,639	27	8,670	24,336
1-4 family	292,610	927	19,189	312,726
Commercial real estate	298,531	6,113	57,003	361,647
Multi-family	15,040	—	1,979	17,019
Commercial loans	112,095	2,546	9,316	123,957
Consumer loans	2,105	101	3	2,209

	$740,450	$9,714	$100,556	$850,720

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2011
Residential construction	$20,860	$465	$11,971	$33,296
Lot and land development	24,873	3,230	31,887	59,990
1-4 family	198,719	61	18,258	217,038
Commercial real estate	337,254	7,193	99,367	443,814
Multi-family	34,378	6,225	20,210	60,813
Commercial loans	155,174	4,103	13,918	173,195
Consumer loans	3,021	13	21	3,055

	$774,279	$21,290	$195,632	$991,201

(*)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

The following tables highlight the age analysis of the Bank’s financing receivables as of March 31, 2012 and June 30, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2012
Residential construction	$397	$—	$3,895	$4,292	$4,534	$8,826	$—
Lot and land development	342	516	2,829	3,687	20,649	24,336	—
1-4 family	3,337	708	10,666	14,711	298,015	312,726	—
Commercial real estate	932	—	9,485	10,417	351,230	361,647	—
Multi-family	—	—	1,198	1,198	15,821	17,019	—
Commercial loans	1,133	24	5,595	6,752	117,205	123,957	—
Consumer loans	3	101	—	104	2,105	2,209	—

	$6,144	$1,349	$33,668	$41,161	$809,559	$850,720	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2011
Residential construction	$870	$849	$4,251	$5,970	$27,326	$33,296	$—
Lot and land development	714	—	2,373	3,087	56,903	59,990	—
1-4 family	837	221	2,053	3,111	213,927	217,038	—
Commercial real estate	1,452	2,799	9,870	14,121	429,693	443,814	—
Multi-family	—	—	2,010	2,010	58,803	60,813	—
Commercial loans	1,446	717	2,222	4,385	168,810	173,195	—
Consumer loans	63	13	14	90	2,965	3,055	—

	$5,382	$4,599	$22,793	$32,774	$958,427	$991,201	$—

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

The table below presents the recorded investment in loans modified in TDRs as of March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012 (1)	June 30, 2011 (1)
Lot and land development	$1,855	$4,295
1-4 family	2,436	50
Commercial real-estate	—	4,868
Multi-family	—	13,009
Commercial	5,062	693

	$9,353	$22,915

(1)

The allowance for loan losses, excluded from the recorded investment, associated with loans modified in TDRs as of March 31, 2012 and June 30, 2011, was $50 and $0, respectively. The recorded investment includes $641 and $540 of loans on accrual status as of March 31, 2012 and June 30, 2011, respectively.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three and nine-months ended March 31, 2012 (dollars in thousands):

	Three-Months Ended March 31, 2012			Nine-Months Ended March 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Lot and land development	1	$430	$430	1	$430	$430
1-4 family	5	2,072	2,072	6	2,442	2,442
Commercial	4	4,478	4,478	6	5,078	5,078

	10	$6,980	$6,980	13	$7,950	$7,950

The table below summarizes the type of loan modifications made for TDR’s during the three and nine-months ended March 31, 2012 (in thousands):

	Amount of Loan Modifications
Type of Modification	Three-Months Ended March 31, 2012	Nine-Months Ended March 31, 2012
Extended maturity date	$—	$970
Rescheduled future cash flows	2,072	2,072
Combination of maturity date extension and rescheduling of future cash flows	4,478	4,478
Combination of maturity date extension and reduction of the stated interest rate	430	430

	$6,980	$7,950

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted during the three and nine-months ended March 31, 2012 are summarized in the following table (dollars in thousands):

	Three-Months Ended March 31, 2012		Nine-Months Ended March 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	2	$281	2	$281
Commercial	1	217	1	217

	3	$498	3	$498

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at March 30, 2012 and June 24, 2011 consisted of the following (in thousands):

	March	June
Securities owned
Corporate equity securities	$1,408	$2,140
Municipal obligations	119,480	98,265
U.S. government and government agency obligations	27,060	27,380
Corporate obligations	72,286	72,053
Other	23,919	21,749

	$244,153	$221,587

Securities sold, not yet purchased
U.S. government and government agency obligations	$23,564	$50,973
Corporate obligations	37,261	17,289
Other	554	399

	$61,379	$68,661

Securities owned and securities sold, not yet purchased are carried at fair value. See additional discussion in “Fair Value of Financial Instruments.”

Some of these securities were pledged to secure short-term borrowings and as security deposits at clearing organizations for SWS’s clearing business. See additional discussion in “Short-Term

Borrowings.” At March 30, 2012 and June 24, 2011, securities pledged as security deposits at clearing organizations were $2,349,000 and $2,550,000, respectively.

SECURITIES HELD TO MATURITY

Securities held to maturity consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
GNMA securities	$28,408	$34,176

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000 including a premium of $525,000. The premium is amortized over the period from the date of purchase to the stated maturity date (15 years) of the GNMA securities using the interest method. At March 31, 2012, the GNMA securities had a recorded value of $28,408,000. During the three and nine-months ended March 31, 2012, the Bank recorded $57,000 and $155,000, respectively, in amortization of the premium and received $2,283,000 and $6,311,000, respectively, of principal and interest payments, recording $220,000 and $698,000, respectively, in interest. These securities are accounted for at amortized cost. As of March 31, 2012, the yield on this investment was expected to be 2.6% and the weighted average maturity was expected to be 3.2 years based on the anticipated timing of future cash payments.

In the third quarter of fiscal 2010, the Bank purchased GNMA securities at a cost of $83,047,000, including a premium of $837,000. The premium was being amortized over an average life of four years using the interest method. In December 2010, the Bank sold $32,955,000 of the GNMA securities for $32,976,000, generating a realized gain of $21,000. The Bank sold these securities in order to increase the Bank’s capital ratios by reducing the Bank’s asset base. As a result of this sale, it was determined that the remaining balance of the GNMA securities was no longer held to maturity and was reclassed to securities available for sale. These securities were marked to market with any unrealized gain/loss being recorded to other comprehensive income. The remaining balance of the GNMA securities was sold in January 2011, yielding a gain of $60,000. The Bank recorded $0 and $151,000 in amortization of the premium on these GNMA securities during the three and nine-month periods ended March 31, 2011, respectively. During the three and nine-month periods ended March 31, 2011, the Bank received $26,000 and $6,234,000 of principal and interest payments, respectively, recording $26,000 and $983,000 in interest, respectively, on these GNMA securities.

SECURITIES PURCHASED/SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

Transactions involving purchases of securities under agreement to resell (“reverse repurchase agreements”) are accounted for as collateralized financings except where SWS does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. At March 30, 2012, SWS held reverse repurchase agreements totaling $12,033,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $11,973,000. At June 24, 2011, SWS held reverse repurchase agreements totaling $42,649,000, collateralized by U.S. government and government agency obligations with a market value of approximately $42,834,000.

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at March 30, 2012 and June 24, 2011 were $4,270,000 and $10,313,000, respectively.

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

The following table summarizes the cost and market value of these investments at March 30, 2012 and June 24, 2011 and for the Bank at March 31, 2012 and June 30, 2011 (dollars in thousands):

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
March
USHS	357,154	$914	$2,415	$—	$3,329
Westwood	4,216	7	156	—	163
U.S. government and government agency obligations(*)	N/A	121,303	396	—	121,699

Securities available for sale		$122,224	$2,967	$—	$125,191

(*)

In fiscal 2012, the Bank purchased these securities at a cost of $130,305, including a net premium of $3,072. The premium is amortized over the period from the date of purchase to the stated maturity date, (weighted average of 23.6 years), using the interest method. During the three and nine-months ended March 31, 2012, the Bank recorded $262 and $482, respectively, in amortization of the premium and the Bank received $6,049 and $9,782, respectively, in principal and interest payments, recording $651 and $1,263, respectively, in interest income on these securities.

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June
USHS	357,154	$914	$954	$—	$1,868
Westwood	4,216	7	145	—	152

Securities available for sale		$921	$1,099	$—	$2,020

INVESTMENTS AND VARIABLE INTEREST ENTITIES

SWS has interests in three investment partnerships that it accounts for under the equity method, which approximates fair value. One is a limited partnership venture capital fund in which SWS has invested $5,000,000. Based on a review of the fair value of this limited partnership investment, SWS determined that its share of the investments made by the limited partnership should be valued at $2,251,000 at March 30, 2012 and $2,114,000 at June 24, 2011. SWS recorded a net gain on this investment for the three and nine-months ended March 30, 2012 of $130,000 and $137,000, respectively. SWS recorded a $7,000 net gain on this investment in the three-months ended March 25, 2011 and a $180,000 net loss for the nine-months ended March 25, 2011.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of March 31, 2012, the Bank had invested $2,400,000 of its aggregate $5,000,000 commitment to the two funds. During the three and nine-months ended March 31, 2012, the Bank recorded net gains of $907,000 and $1,103,000, respectively, related to these two investments. During the three and nine-months ended March 31, 2011, the Bank recorded net gains of $493,000 and $357,000, respectively, related to these two investments. During the nine-months ended March 31, 2012 and 2011, the Bank received distributions of $517,000 and $306,000, respectively, from one of these investments.

The Company’s variable interest entity (“VIE”) policies are discussed in Note 11 Investments and Variable Interest Entities of the Fiscal 2011 Form 10-K.

The loans to commercial borrowers noted in the table below meet the definition of a VIE because the legal entities have a total equity investment at risk that is not sufficient to permit the entity to finance its activities without additional subordinated financial support; however, the Company is not the primary beneficiary of the legal entities. The Company has customary lender’s rights and remedies as provided in the related promissory notes and loan agreements, but does not have the power to direct the activities of the legal entities that most significantly impact the borrowers’ economic performance. In addition, the Company has not provided the borrowers with any form of support outside of the contractual loan obligations. Accordingly, the entities are not consolidated in the Company’s financial statements.

(dollars in thousands)	March 31, 2012				June 30, 2011
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
Loans to commercial borrowers	6	$5,938	$5,790	3	$6,280	$6,280

The carrying amount of the Company’s investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition. See additional discussion in “Loans and Allowance for Probable Loan Losses.”

SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $300,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.09% at March 30, 2012 and 0.08% at June 24, 2011). The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading unsecured letter of credit, referenced below. At March 30, 2012, the amount outstanding under these secured arrangements was $91,000,000, which was collateralized by securities held for firm accounts valued at $160,353,000. At June 24, 2011, the amount outstanding under these secured arrangements was $72,000,000, which was collateralized by securities held for firm accounts valued at $111,521,000.

In addition to the broker loan lines, at March 30, 2012 and June 24, 2011, SWS had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At March 30, 2011, there were no amounts outstanding on this line. At June 24, 2011, there were no amounts outstanding on this line, other than the $250,000 under unsecured letters of credit referenced below. At March 30, 2012 and June 24, 2011, the total amount available for borrowing was $20,000,000 and $19,750,000, respectively.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility. The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000. In January 2012, the agreement was renewed amending the interest rate when drawn to the federal funds rate plus 125 basis points. As of March 30, 2012 and June 24, 2011, there was $35,000,000 and $38,000,000, respectively, outstanding under the committed revolving credit facility. The secured borrowing was collateralized by securities with a value of $60,046,000 and $61,788,000 at March 30, 2012 and June 24, 2011, respectively.

Unsecured letters of credit

SWS had $250,000 outstanding under unsecured letters of credit at June 24, 2011, pledged to support SWS’ open positions with securities clearing organizations. The letters of credit, which had a 1% commitment fee and was renewable semi-annually, expired in October 2011.

At both March 30, 2012 and June 24, 2011, SWS had an irrevocable letter of credit agreement pledged to support customer open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at a rate of 0.5% per annum and is renewable semi-annually. If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee. At March 30, 2012 and June 24, 2011, the maximum amount available under this letter of credit agreement was $75,000,000. At March 30, 2012 and June 24, 2011, the Company had outstanding, undrawn letters of credit of $55,000,000 and $65,000,000, respectively, bearing interest at a rate of 0.5% per annum. The letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $76,460,000 and $95,987,000 at March 30, 2012 and June 24, 2011, respectively.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities. At March 30, 2012, approximately $329,849,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $32,563,000 under securities loan agreements. At June 24, 2011, approximately $319,885,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $35,181,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 100 basis points. At March 31, 2012 and June 30, 2011, the total amount available under this line was $72,277,000 and $82,595,000, respectively. There was no amount outstanding at March 31, 2012 and June 30, 2011.

DEPOSITS

The Bank’s deposits at March 31, 2012 and June 30, 2011 consisted of the following (dollars in thousands):

	March		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$56,237	5.3%	$69,131	6.3%
Interest bearing demand accounts	9,831	0.9	10,288	0.9
Savings accounts	934,714	88.0	952,775	86.1
Limited access money market accounts	21,341	2.0	25,961	2.4
Certificates of deposit, less than $100,000	22,832	2.2	27,002	2.4
Certificates of deposit, $100,000 and greater	16,692	1.6	21,314	1.9

	$1,061,647	100.0%	$1,106,471	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.07% at March 31, 2012 and 0.13% at June 30, 2011.

At March 31, 2012, the scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$16,659	$1,950	$3,336	$696	$191	$22,832
Certificates of deposit, $100,000 and greater	11,916	866	3,275	425	210	16,692

	$28,575	$2,816	$6,611	$1,121	$401	$39,524

The Bank is funded primarily by core deposits, with interest bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At March 31, 2012 and June 30, 2011, advances from the FHLB were due as follows (in thousands):

	March	June
Maturity:
Due within one year	$13,149	$8,465
Due within two years	22,488	14,987
Due within five years	14,732	34,081
Due within seven years	6,339	4,803
Due within ten years	7,609	7,218
Due within twenty years	14,429	25,158

	$78,746	$94,712

Pursuant to collateral agreements with the FHLB, the advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $464,773,000 of collateral value (as defined) in qualifying loans at March 31, 2012 (calculated at December 31, 2011). At June 30, 2011 (calculated at March 31, 2011), the advances from the FHLB had interest rates from 2% to 7% and were collateralized by approximately $354,000,000 of collateral value in qualifying loans.

At March 31, 2012, the Bank had net borrowing capacity with the FHLB of $386,027,000.

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

In connection with the loans made by Hilltop and Oak Hill under the credit agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series (the “Series A Preferred Stock”)) and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock). These warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the warrants have a weighted average anti-dilution adjustment for the Company’s issuance of common stock at less than 90% of the market price of the common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the warrants represent approximately 17% of the Company’s common stock as of March 30, 2012 (assuming that each of Hilltop and Oak Hill exercises its warrant in full).

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

The warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value. Initial valuation of the warrants using a binomial valuation model and a closing stock price of $5.45 per share indicated a fair value of $24,136,000. At March 30, 2012, the warrants were valued at $31,067,000. The change in fair value for the three and nine-months ended March 30, 2012, of $12,502,000 and $6,931,000, respectively, was recorded as unrealized (gain) loss on warrant valuation on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The warrants are classified as Level 3 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments.”

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%. The discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method. For the three and nine-months ended March 30, 2012, the Company recorded $884,000 and $2,295,000, respectively, in accretion expense on the discount, resulting in a total long-term debt balance of $78,159,000. For the three and nine-months ended

March 30, 2012, interest expense on the loan paid to Hilltop and Oak Hill was $2,000,000 and $5,356,000, respectively.

Legal and accounting fees, printing costs and other expenses associated with the loan and warrants totaled $2,459,000 and are being amortized on the straight-line method over the term of the loan. For the three and nine-months ended March 30, 2012, interest expense charged to operations was $123,000 and $328,000, respectively.

Total interest expense recorded for the three and nine-months ended March 30, 2012 on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was $3,007,000 and $7,979,000, respectively.

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

During the first quarter of fiscal 2012, the Company defaulted on two of the provisions of the credit agreement. Specifically, the Company breached the representation and warranty that the Company’s financial statements were prepared in accordance with GAAP due to the Company’s restatement of its quarterly financial statements resulting from an error in the application of GAAP with respect to the Bank’s treatment of mortgage purchase loans held for sale. The Company requested and received a waiver of this event of default. The second event of default arose as a result of a late payment of interest. The credit agreement requires interest payments on the loans to be paid the last day of each of March, June, September and December. The first payment, which was due September 30, 2011, was paid on October 11, 2011, six business days after the required payment date. As a result of this event of default, the Company requested and received a waiver. There were no events of default in the second and third quarters of fiscal 2012.

REGULATORY CAPITAL REQUIREMENTS

Brokerage.

At March 30, 2012 and June 24, 2011, the net capital position of Southwest Securities was as follows (in thousands):

	March 30, 2012	June 24, 2011
Net capital	$117,247	$121,928
Less: required net capital	6,654	6,489

Excess net capital	$110,593	$115,439

Net capital as a percent of aggregate debit items	35.2%	37.6%

Net capital in excess of 5% aggregate debit items	$100,611	$105,705

At March 30, 2012 and June 24, 2011, the net capital position of SWS Financial was as follows (in thousands):

	March 30, 2012	June 24, 2011
Net capital	$778	$1,056
Less: required net capital	250	250

Excess net capital	$528	$806

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

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulation”) and the OTS issued the Order, which is now administered by the OCC. Accordingly, as a result of the issuance of the Order, effective February 4, 2011, the Bank was deemed to be “adequately capitalized” and no longer met the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios met or exceeded all applicable requirements under federal law, OCC regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of the Comptroller of the Currency.” As of March 31, 2012, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a well-capitalized institution. As of March 31, 2012, the Bank’s total risk-based capital ratio was 20.4%, resulting in $71,757,000 in excess capital over the Order’s total risk-based capital requirement of $102,843,000. The Bank’s Tier I risk-based capital ratio was 19.1% and its Tier I (core) capital ratio was 12.3%, resulting in $56,915,000 in excess capital over the Order’s Tier I (core) capital requirement of $106,781,000. The ratios set forth below include the $20,000,000 capital contribution made to the Bank by SWS Group in December 2011. See additional discussion in “Restricted Cash and Cash Equivalents.”

The Bank’s capital amounts and ratios at March 31, 2012 and June 30, 2011 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Order’s Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total risk-based capital	$174,600	20.4%	$68,562	8.0%	$85,703	10.0%	$102,843	12.0%
Tier I risk-based capital	163,696	19.1	34,281	4.0	51,422	6.0	68,562	8.0
Tier I (core) capital	163,696	12.3	53,390	4.0	66,738	5.0	106,781	8.0
June 30, 2011
Total risk-based capital	$143,798	15.6%	$73,946	8.0%	$92,433	10.0%	$110,920	12.0%
Tier I risk-based capital	132,244	14.3	36,973	4.0	55,460	6.0	73,946	8.0
Tier I (core) capital	132,244	9.9	53,522	4.0	66,902	5.0	107,043	8.0

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases common stock under a plan approved by the Board of Directors. Currently, SWS is authorized to repurchase 500,000 shares of common stock from time to time in the open market. This authorization expires February 28, 2013. During the three and nine-months ended March 30, 2012 and March 25, 2011, SWS Group did not repurchase any shares of common stock under this plan.

Additionally, the trustee under the deferred compensation plan periodically purchases shares of common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. During the nine-months ended March 30, 2012, the plan purchased 32,451 shares of common stock at a cost of approximately $178,000, or $5.49 per share. During the nine-months ended March 25, 2011, the plan purchased 53,000 shares of common stock at a cost of approximately $340,000, or $6.42 per share. The plan distributed 14,787 shares of common stock to participants during the nine-months ended March 30, 2012. The plan distributed 20,560 shares of common stock to participants during the nine-months ended March 25, 2011.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. During the nine-months ended March 30, 2012, the Company repurchased 8,463 shares of common stock with a market value of approximately $36,000, or an average price of $4.29 per share, upon vesting of restricted stock grants. During the nine-months ended March 25, 2011, the Company repurchased 18,183 shares of common stock with a market value of approximately $131,000, or an average of $7.22 per share, upon vesting of restricted stock grants.

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

INTEREST INCOME AND INTEREST EXPENSE

For the three and nine-months ended March 30, 2012 and March 25, 2011 and, for the Bank, for the three and nine-months ended March 31, 2012 and 2011, the components of interest income and expense were as follows (in thousands):

	For the Three-Months Ended		For the Nine-Months Ended
	March 2012	March 2011	March 2012	March 2011
Interest income:
Customer margin accounts	$2,139	$1,917	$6,474	$6,011
Assets segregated for regulatory purposes	46	80	160	281
Stock borrowed	13,698	11,073	41,114	35,830
Loans	11,701	15,514	38,590	56,110
Other	2,415	3,022	8,389	8,948

	$29,999	$31,606	$94,727	$107,180

Interest expense:
Customer funds on deposit	$90	$89	$277	$314
Stock loaned	10,825	9,089	32,446	27,199
Deposits	182	308	657	1,372
Federal Home Loan Bank	974	1,147	3,076	3,682
Long-term debt	3,007	—	7,979	—
Other	719	933	2,285	2,629

	15,797	11,566	46,720	35,196

Total net interest revenue	$14,202	$20,040	$48,007	$71,984

EARNINGS (LOSS) PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computation for the three and nine-months ended March 30, 2012 and March 25, 2011 (in thousands, except share and per share amounts):

	Three-Months Ended		Nine-Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Net income (loss)	$8,262	$(2,147)	$(4,426)	$(23,225)
Dividends on estimated forfeitures-restricted stock	—	—	—	2
Interest on long-term debt	1,954	—	—	—
Decrease in fair value of warrants	(8,126)	—	—	—

Adjusted net income (loss)	$2,090	$(2,147)	$(4,426)	$(23,223)

Weighted average shares outstanding – basic(*)	32,716,251	32,501,344	32,589,539	32,510,570
Effect of dilutive securities:
Assumed exercise of stock warrants	17,391,304	—	—	—

	Three-Months Ended		Nine-Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Weighted average shares outstanding – Diluted	50,107,555	32,501,344	32,589,539	32,510,570

Income (loss) per share – basic
Net income (loss)	$0.25	$(0.07)	$(0.14)	$(0.71)

Income (loss) per share – diluted
Net income (loss)	$0.04	$(0.07)	$(0.14)	$(0.71)

(*)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

At March 30, 2012, options to acquire approximately 111,000 shares of common stock were outstanding under SWS’ stock option plans. At March 25, 2011, options to acquire 198,000 shares of common stock were outstanding under SWS’ stock option plans. See “Employee Benefits.”

During the three and nine-months ended March 30, 2012, options to acquire 29,265 shares of common stock were anti-dilutive and therefore were not included in the calculation of weighted average shares outstanding-diluted and diluted income (loss) per share. As a result of the net loss for the three and nine-months ended March 25, 2011, all options were anti-dilutive and were not included in the calculation of weighted average shares outstanding-diluted and diluted loss per share.

As a result of the net loss for the nine-months ended March 30, 2012, warrants to acquire 17,391,304 shares of common stock were excluded from the calculation of weighted average shares outstanding-diluted and diluted loss per share.

The Company did not declare a dividend in the first nine-months of fiscal 2012. The Company declared dividends of $0.01 per share for both the three-months ended March 25, 2011 and December 31, 2010 and $0.09 per share for the three-months ended September 24, 2010.

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

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiaries comprise the banking segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Managed Advisors Accounts department), SWS Insurance, and SWS Financial (which contracts with independent representatives for the administration of their securities business).

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

The following table presents the Company’s operations by the segments outlined above for the three and nine-months ended March 30, 2012 and March 25, 2011:

UNAUDITED FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended March 30, 2012

Operating revenue	$3,297	$25,108	$30,158	$1,430	$1,565	$61,558
Net intersegment revenues	(200)	80	5	905	(790)	—
Net interest revenue	1,474	836	3,658	11,210	(2,976)	14,202
Net revenues	4,771	25,944	33,816	12,640	(1,411)	75,760
Operating expenses	5,308	26,983	23,808	10,028	(3,115)	63,012
Depreciation and amortization	16	233	97	455	611	1,412
Income (loss) before taxes	(537)	(1,039)	10,008	2,612	1,704	12,748

Three-months ended March 25, 2011

Operating revenue	$3,656	$24,804	$29,426	$(355)	$356	$57,887
Net intersegment revenues	(235)	258	151	917	(1,091)	—
Net interest revenue	1,623	792	3,365	14,226	34	20,040
Net revenues	5,279	25,596	32,791	13,871	390	77,927
Operating expenses	5,323	26,246	23,270	17,624	8,865	81,328
Depreciation and amortization	215	229	145	612	595	1,796
Income (loss) before taxes	(44)	(650)	9,521	(3,753)	(8,475)	(3,401)

UNAUDITED FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Nine-months ended March 30, 2012

Operating revenue	$9,577	$77,374	$84,177	$1,679	$116	$172,923
Net intersegment revenues	(590)	495	60	2,751	(2,716)	—
Net interest revenue	4,474	2,952	11,788	36,700	(7,907)	48,007
Net revenues	14,051	80,326	95,965	38,379	(7,791)	220,930
Operating expenses	15,478	80,305	67,368	32,508	31,849	227,508
Depreciation and amortization	57	694	318	1,453	1,833	4,355
Income (loss) before taxes	(1,427)	21	28,597	5,871	(39,640)	(6,578)
Assets(*)	291,229	211,922	1,502,269	1,338,000	72,438	3,415,858

Nine-months ended March 25, 2011

Operating revenue	$11,257	$80,707	$101,379	$(1,275)	$1,828	$193,896
Net intersegment revenues	(668)	731	321	2,850	(3,234)	—
Net interest revenue	4,844	2,514	12,273	52,319	34	71,984
Net revenues	16,101	83,221	113,652	51,044	1,862	265,880
Operating expenses	15,313	82,030	76,209	98,558	28,162	300,272
Depreciation and amortization	645	714	434	1,848	1,836	5,477
Income (loss) before taxes	788	1,191	37,443	(47,514)	(26,300)	(34,392)
Assets(*)	341,375	183,516	2,426,935	1,368,813	35,246	4,355,885

(*)	The following reconciles assets to total assets as presented in the March 30, 2012 and March 25, 2011 Consolidated Statements of Financial Condition (in thousands):

	March 30, 2012	March 25, 2011
Amount as presented above	$3,415,858	$4,355,885
Reconciling items:
Unallocated assets:
Cash	9,488	5,363
Receivables from brokers, dealers and clearing organizations	38,248	31,625
Receivable from clients, net of allowances	30,162	15,696
Other assets	37,789	27,829
Unallocated eliminations	(24,495)	(12,761)

Total assets	$3,507,050	$4,423,637

COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitment and Contingencies

Litigation. In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS Group and/or its subsidiaries have been named as defendants in various lawsuits and arbitration and regulatory proceedings. These claims allege violations of various federal and state securities laws among other matters. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’ consolidated financial position, results of operations or cash flows.

The Company has been named as a defendant in three lawsuits related to a $35,000,000 bond offering that was 40% underwritten by M.L. Stern & Co., LLC. SWS Group purchased M.L. Stern & Co., LLC in 2008. The offering took place in November 2005, and the lawsuit was filed in November 2009.

The lawsuits are in the discovery stage and the ultimate amount of liability associated with this claim cannot currently be determined. However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred. As of March 30, 2012, the Company has recorded a liability of approximately $1,000,000 related to this matter.

Contingency. In February 2011, a limited partnership venture capital fund in which the Company invested received a proposed assessment of transferee liability from the IRS for the tax period ended December 31, 2005. The proposed assessment is approximately $8,000,000, not including penalties of approximately $3,000,000. The Company would be responsible for $1,870,000 of the proposed assessment including penalties based on its partnership interest. Interest is also accruing on this proposed assessment. The matter relates to certain transactions that occurred during 2005 relating to one of the limited partnership venture capital fund’s subsidiaries. The limited partnership venture capital fund engaged tax counsel and filed a Letter of Protest with the IRS in April 2011. Management of the limited partnership venture capital fund believes that the ultimate outcome will be favorable; however, the limited partnership venture capital fund can give no assurance that it will prevail.

Venture Capital Funds. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of March 31, 2012, the Bank had invested $2,400,000 of its commitment. These investments are subject to the Volcker Rule provisions of the Dodd-

Frank Act, which limits ownership interest in a private equity fund to 3% and the federal agencies that will enforce the rule guaranteed that it will become effective July 21, 2014. Thereafter, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010. Also, funds that are “designed primarily to promote the public welfare” are not subject to the rule as proposed. The Bank’s ownership percentage in one of the limited partnership equity funds is greater than 3% and would qualify as an illiquid fund. In addition, this limited partnership equity fund may qualify as “designed primarily to promote the public welfare” as the Bank invests in this fund as a cost effective way of meeting its obligations under the CRA. The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.

Underwriting. Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. At March 30, 2012, the Company had $1,412,000 in total potential commitments under outstanding underwriting arrangements.

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

As of March 31, 2012, the Bank had issued stand-by letters of credit in the amount of $280,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of fully collateralized loans with repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

Subject to the operating limitations in the Order, in the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of March 31, 2012, the Bank had unfunded commitments of $30,515,000 relating to revolving lines of credit and unfunded commitments. In addition, as of March 31, 2012, the Bank had unfunded new loans in the amount of $4,602,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire unused, the Bank’s total commitments do not necessarily represent its future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank has not incurred any significant losses on its commitments in fiscal 2012. Further, management believes the Bank will not incur material losses as a result of the commitments existing at March 31, 2012.

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

AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank. These funds are FDIC insured up to $250,000. The funds are considered core deposits and are the primary funding source for the Bank. At March 31, 2012, the Bank had $1,061,647,000 of core deposits, of which $930,789,000 were Bank Insured Deposits.

At June 30, 2010, two directors, together with certain members of their families, owned approximately 64% of a holding company that owned a local bank. The Bank sold this local bank loan participations with outstanding balances of $1,404,000, which was foreclosed property at March 31, 2012. At June 30, 2011, the Bank sold this local bank loan participations with outstanding balances of $3,217,000, of which $1,404,000 was foreclosed property. Pursuant to participation agreements with the local bank, the Bank paid interest and fees to the local bank of $15,000 and $98,000 for the three and nine-months ended March 31, 2012, respectively, and $39,000 and $126,000 for the three and nine-months ended March 31, 2011, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks. Affiliate transactions are subject to limitations specified in the Order. See “Cease and Desist Order with the Office of the Comptroller of the Currency.”

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

As of March 31, 2012, the provisions of the Order as described in Note 27 of the Fiscal 2011 Form 10-K have not changed except for the following. On March 16, 2012, the Bank was notified by the OCC that the OCC will allow relief from certain operating and growth restrictions required under the Order. The OCC stated that it has no supervisory objection to any future extensions of Small Business Administration program 504 loans, commercial real estate owner-occupied loans, or mechanic’s lien residential 1-4 family construction loans. The OCC also stated that it has no supervisory objection to a future conservative growth plan for the Bank’s balance sheet provided that the Bank maintain capital ratios above the requirements of the Order and concentration levels within policy guidelines. As of March 31, 2012, the Bank was in compliance with the terms of the Order and the Order will remain in effect until terminated, modified or suspended in writing by the OCC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking. For the nine-months ended March 30, 2012, 84% of our total revenues were generated by our full-service brokerage business and 16% of our total revenues were generated by our commercial banking business. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

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

Banking. We offer traditional banking products and services. We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes small business lending. We originate the majority of our loans internally, and we believe this business model helps us build more valuable relationships with our customers. Our mortgage purchase division purchases participations in newly originated residential loans from various mortgage bankers nationwide. Southwest Securities, FSB (the “Bank”) earns substantially all of its net revenues on the spread between the rates charged to customers on loans and the rates paid to depositors. Our banking operations are currently restricted by and subject to the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”) with the Office of the Comptroller of the Currency (“OCC”). On March 16, 2012, the Bank was notified in a letter from the OCC that the OCC will allow relief from certain operating and growth restrictions required under the Order. The OCC stated that it has no supervisory objection to any future extensions of Small Business Administration program 504 loans, commercial real estate owner-occupied loans, or mechanics lien residential 1-4 family construction loans provided the Bank’s Board of Directors or designated committee approves and certifies it complies with internal policies, accounting principles generally accepted in the United States (“GAAP”), regulatory guidance, and safe and sound association practices, prior to funding. The OCC also stated that it has no supervisory objection to a future conservative growth plan for the Bank’s balance sheet provided the Bank maintain capital ratios above the requirements of the Order and concentration levels within policy guidelines.

The “other” category includes SWS Group, Inc. (“SWS Group”), corporate administration and SWS Capital Corporation. SWS Capital Corporation is a dormant entity. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”).

Loan from Hilltop and Oak Hill

In March 2011, we entered into a Funding Agreement with Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”). On July 29, 2011, after receipt of stockholder and regulatory approval, we completed the following transactions contemplated by the Funding Agreement:

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

Business Environment

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy, financial market activity and interest rates. Overall market conditions are a product of many factors which are beyond our control and can be unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services, as reflected by the number and size of equity and debt financings and merger and acquisition transactions, the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, the value of our customers’ assets under management, the demand for loans and the value of real estate in our markets.

As of March 30, 2012, all equity market indices were up versus a year ago with the Dow Jones Industrial Average (the “DJIA”) up 8.1%, the NASDAQ Composite Index (NASDAQ) up 12.7% and the Standards & Poor’s 500 Index (S&P 500) up 7.2%. The DJIA closed at 13,212.04 on March 30, 2012, up from 12,220.59 at March 25, 2011 and 11,934.58 at June 24, 2011. The indexes showed improvement and reached closing prices that haven’t been seen since 2008. However, the market remains volatile due to the slow recovery in the United States and the uncertainty in Europe. The average daily volume on the New York Stock Exchange (NYSE) decreased 25% during the three-months ended March 30, 2012 compared to the same period of our last fiscal year. The continuing uncertainty in the economic environment domestically and in Europe contributed to uncertainty and volatility during the three-months ended March 30, 2012.

Economic and regulatory uncertainty created a challenging operating environment for us in the three and nine-months ended March 30, 2012. The national unemployment rate, which was approximately 8.2% at the end of March 2012, was down from a high of 10.0% at the end of December 2009, and 9.0% at the end of June 2011, but remains at historically high levels. The Federal Reserve Board reduced the federal funds target rate to 0 - 0.25% in December 2008 and announced in January 2012 that rates were unlikely to increase before late 2014.

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

Texas has experienced distress in residential and commercial real estate values as well as elevated unemployment rates since the last quarter of calendar 2010. These factors, while improving, have had, and will continue to have, a negative impact on our banking and brokerage operations.

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

Valuation of Securities

We trade mortgage, asset-backed and other types of fixed income securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. We price these securities using a third-party pricing service, and we review the prices monthly to ensure reasonable valuations. At March 30, 2012, we held mortgage and asset-backed securities of approximately $29.6 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.

Investment in Auction Rate Securities

At March 30, 2012, we held $21.7 million of auction rate municipal bonds which represented one security and 18.1% of our municipal portfolio. This security is an investment grade credit, was valued at 95.7% of par as of March 30, 2012 and was yielding less than 1% per year for the period. We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance its debt when LIBOR interest rates rise, there can be no certainty that this refinancing will occur. We review this position on a quarterly basis and believe valuation of this bond at 95.7% of par at March 30, 2012 reflects an appropriate discount for the current lack of liquidity in this investment.

Bank. With a $20 million capital contribution to the Bank in December 2011, the Bank has prepared and filed a new capital plan with its regulator. The $20 million contribution and access to additional capital from SWS Group provides the Bank with a sound foundation for future earnings, as well as the flexibility to accelerate the reduction of classified assets.

The Bank has maintained compliance with the terms of the Order since the Bank signed it on February 4, 2011. The diligent efforts by the Bank’s Board, management and employees to adhere to the terms of the Order and plans filed with our regulators have resulted in substantial improvements in credit quality, loan concentration levels and capital ratios. See “Cease and Desist Order with the Office of the Comptroller of the Currency” in the Notes to the Consolidated Financial Statements contained in this report and discussion above under “Overview” regarding the OCC’s relief of certain operating and growth restrictions required under the Order.

While the economic environment remains challenging, the Bank continued to reduce classified assets in the March 2012 quarter. Classified assets were $129.8 million at March 31, 2012, down $98.7 million from $228.5 million at June 30, 2011 and down $39.8 million from $169.6 million at December 31, 2011. Classified assets as a percentage of total capital plus the allowance for loan losses was 67.0% at March 31, 2012, 120.5% at June 30, 2011 and 132.7% at March 31, 2011. Non-performing assets (a subset of classified assets) decreased to $75.1 million at March 31, 2012 down from $89.5 million at June 30, 2011 and up $8.0 million from $67.1 million at December 31, 2011. Though the Bank continues to work diligently to reduce classified assets and improve performance, the volatility of the economic environment remains a significant risk. Should the economic environment worsen, improvement in classified asset reduction could slow and additional migration of loans to problem status could increase.

The Bank’s loan loss allowance at March 31, 2012 was $26.2 million, or 4.13% of loans held for investment, excluding purchased mortgage loans held for investment, as compared to $47.3 million, or 4.93% of loans held for investment, excluding purchased mortgage loans held for investment, at March 31, 2011 and $44.4 million, or 4.99% of loans held for investment, excluding purchased mortgage loans held for investment, at June 30, 2011.

Events and Transactions

A description of the material events and transactions impacting the company’s results of operations in the periods presented are discussed below.

Warrant valuation. The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on the Consolidated Statement of Financial Condition. During the three-months ended March 30, 2012, the value of these warrants decreased due to the decrease in our stock price from $6.87 at December 30, 2011, to $5.72 at March 30, 2012. The decrease in value resulted in an unrealized pre-tax gain of $12.5 million for the three-months ended March 30, 2012.

During the nine-months ended March 30, 2012, the value of these warrants increased due to the increase in our stock price from $5.45 at July 29, 2011, the issuance date of the warrants, to $5.72 at March 30, 2012 as well as increased volatility. The increase in value resulted in an unrealized pre-tax loss of $6.9 million for the nine-months ended March 30, 2012.

Decrease in provision for loan losses. The provision for loan loss decreased $4.7 million for the three-months ended March 31, 2012 and $48.5 million for the nine-months ended March 31, 2012, from the comparable periods of the prior fiscal year, resulting in an allowance for loan loss of $26.2 million at March 31, 2012.

RESULTS OF OPERATIONS

Consolidated

Net income for the three-months ended March 30, 2012 was $8.3 million and the net loss for the nine-months ended March 30, 2012 was $4.4 million as compared to a net loss of $2.1 million and $23.2 million for the three and nine-months ended March 25, 2011, respectively. The three and nine-month periods ended March 30, 2012 and March 25, 2011 contained 62 and 193 and 58 and 189 trading days, respectively.

Southwest Securities, Inc. (“Southwest Securities”) was custodian for $29.4 billion and $28.1 billion in total customer assets at March 30, 2012 and March 25, 2011, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and nine-months ended March 30, 2012 compared to the three and nine-months ended March 25, 2011 (dollars in thousands):

	Three-Months Ended		Nine-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(434)	(15)%	$(754)	(9)%
Commissions	1,496	5	(10,439)	(9)
Net interest	(5,838)	(29)	(23,977)	(33)
Investment banking, advisory and administrative fees	1,500	21	(4,908)	(16)
Net gains on principal transactions	(2,015)	(19)	(7,942)	(26)
Other	3,124	72	3,070	22

	$(2,167)	(3)%	$(44,950)	(17)%

Operating expenses:
Commissions and other employee compensation	$1,232	2%	$(12,372)	(7)%
Occupancy, equipment and computer service costs	(241)	(3)	(1,460)	(6)
Communications	(63)	(2)	(595)	(6)
Floor brokerage and clearing organization charges	(108)	(10)	(185)	(6)
Advertising and promotional	347	49	219	11
Provision for loan loss	(4,727)	(100)	(48,492)	(95)
Unrealized net (gain) loss on warrant valuation	(12,502)	(100)	6,931	100
Other	(2,254)	(22)	(16,810)	(42)

	$(18,316)	(23)%	$(72,764)	(24)%

Pre-tax income (loss)	$16,149	>100%	$27,814	81%

Net revenues decreased for the three-months ended March 30, 2012 by $2.2 million as compared to the same period of the prior fiscal year. The largest components of the decrease were in net interest and net gains on principal transactions. The $5.8 million decrease in net interest revenue was due primarily to a 16% decrease in the average loan balance at the Bank as compared to the same quarter in the prior fiscal year. Also, interest expense on the loan from Hilltop and Oak Hill reduced net interest revenue by $3.0 million in the three-months ended March 30, 2012. The $2.0 million decrease in net gains on principal transactions was primarily due to reduced trading profits in our municipal finance business driven by changes in interest rates. Partially offsetting the decreases was a $1.5 million increase in commission revenue, a $1.5 million increase in investment banking, advisory and administrative fees and a $3.1 million increase in other revenues. The increase in commission revenue of $1.5 million for the three-months ended March 30, 2012 compared to the three-months ended March 25, 2011 was due to a $1.0 million increase in portfolio trading and a $0.3 million increase in taxable fixed income. The $1.5 million increase in investment banking, advisory and administrative fees for the three-months ended March 30, 2012 compared to the three-months ended March 25, 2011 was due to a $2.0 million increase in municipal finance fees due to increased new issuances offset by a $0.4 million decrease in fees from corporate finance transactions and Unit Investment Trust (“UIT”) underwritings. The $3.1 million increase in other revenue for the three-months ended March 30, 2012 compared to the three-months ended March 25, 2011 was due to a $1.4 million decrease in losses on the sale of real estate owned (“REO”) from the prior fiscal year third quarter, a $0.2 million increase in gains on the sale of loans, a $0.5 million increase in earnings on equity investments and a $0.7 million increase in the value of the investments in our deferred compensation plan.

Net revenues decreased for the nine-months ended March 30, 2012 by $45.0 million as compared to the same period of the prior fiscal year. The largest components of the decrease were in commissions, net interest, investment banking, advisory, and administrative fees and net gains on principal transactions. The $10.4 million decrease in commissions was due primarily to a $6.0 million decrease in commissions in the institutional segment, primarily in the taxable fixed income business resulting from reduced customer activity due to increased economic uncertainty. In addition, we also experienced a $4.5 million decrease in commissions in the retail segment. This decrease was primarily due to a decrease in retail representative headcount, difficulty in recruiting representatives and reduced activity overall. The $24.0 million decrease in net interest revenue was due primarily to a 28% decrease in the average loan balance at the Bank compared to the same period of the prior fiscal year. Also, interest expense on the loan from Hilltop and Oak Hill reduced net interest revenue by $8.0 million for the nine-months ended March 30, 2012. The $4.9 million decrease in investment banking, advisory, and administrative fees was due primarily to a $1.6 million decline in municipal finance fees on reduced new issue volumes as well as a $1.8 million decrease related to a reduction in UIT underwriting fees and a $1.0 million decrease in corporate finance fees. The $7.9 million decrease in net gains on principal transactions was due primarily to reduced customer trading activity in the taxable fixed income business and reduced underwriting activity in the municipal finance business.

Operating expenses decreased $18.3 million for the three-months ended March 30, 2012 as compared to the same period of the prior fiscal year. This decrease was made up of a $12.5 million decrease in the value of the warrants issued to Hilltop and Oak Hill and a $5.8 million decrease in operating expenses. The decrease in operating expenses was due to a $4.7 million reduction in the provision for loan loss and a decrease in other expense of $2.3 million. The decrease in the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Economic Environment—Bank.” Other expenses decreased due to a $1.5 million decrease in the REO loss provision, a $0.5 million decrease in legal expenses and a $0.4 million decrease in the Bank’s regulatory assessments. These decreases were offset by a $1.2 million increase in commissions and other employee compensation expense. The increase in commissions and other employee compensation was primarily due to a $619,000 increase in commission expenses resulting from the increase in commission revenue and investment banking, advisory and administrative fees and a $613,000 increase in salaries and incentive compensation. The increase in salaries expense was due to increased deferred compensation of $710,000 and recruiting bonuses of $145,000 offset by decreased employee salary expense of $331,000 and health insurance costs of $213,000. The remaining increase of $321,000 in incentive compensation was primarily due to improved earnings, after adjustments, in the business segments in the three-months ended March 30, 2012 as compared to the same period last fiscal year.

Operating expenses decreased $72.8 million for the nine-months ended March 30, 2012 as compared to the same period of the prior fiscal year due to a $12.4 million decrease in commissions and other employee compensation, a $48.5 million reduction in the provision for loan loss and a $16.8 million decrease in other expenses. The decrease in commissions and other employee compensation was primarily due to an $8.3 million decrease in commission expense related to the decrease in production revenues, commissions and investment banking, advisory and administrative fees. The decrease in the Bank’s loan loss provision is discussed in “Overview—Business Environment—Impact of Economic Environment—Bank.” The decrease in other expenses was due primarily to a $12.2 million decrease in the REO loss provision, a $1.4 million decrease in third-party loan services and a $2.2 million decrease in legal expenses. All of these decreases were offset by the $6.9 million increase in the unrealized loss on the valuation of the warrants issued to Hilltop and Oak Hill.

Net Interest Income

We generate net interest income from our brokerage and banking segments. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings from the Federal Home Loan Bank (the “FHLB”). Net interest income from our brokerage, corporate and banking segment were as follows for the three and nine-months ended March 30, 2012 and March 25, 2011 (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Brokerage	$5,997	$5,814	$19,241	$19,665
Bank(1)	11,210	14,226	36,700	52,319
SWS Group	(3,005)	—	(7,934)	—

Net interest	$14,202	$20,040	$48,007	$71,984

(1)	The net interest reported for the Bank is for the period ended March 31, 2012 and 2011.

Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Daily average interest-earning assets:
Customer margin balances	$236,000	$228,000	$229,000	$212,000
Assets segregated for regulatory purposes	195,000	238,000	231,000	260,000
Stock borrowed	1,502,000	2,157,000	1,682,000	2,027,000
Daily average interest-bearing liabilities:
Customer funds on deposit, including short credits	328,000	342,000	355,000	351,000
Stock loaned	1,474,000	2,129,000	1,660,000	2,000,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense (Benefit)

For the three-months ended March 30, 2012, income tax expense (effective rate of 35.2%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to income before income tax expense due to state income taxes and non-deductible compensation offset by tax exempt interest and decreases in the value of company-owned life insurance. See further discussion regarding reconciliation of the effective tax rate and the federal corporate tax rate in “General and Basis of Presentation – Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

For the nine-months ended March 30, 2012, income tax benefit (effective rate of 32.7%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to loss before income tax benefit due to state income taxes and other permanently excluded items, such as tax exempt interest, compensation and decreases in the value of company-owned life insurance. See further discussion regarding reconciliation of the effective tax rate and the federal corporate tax rate in “General and Basis of Presentation – Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three and nine-months ended March 30, 2012 as compared to the three and nine-months ended March 25, 2011 (dollars in thousands):

	Three-Months Ended
	March 30, 2012	March 25, 2011	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$4,771	$5,279	$(508)	(10)%
Retail	25,944	25,596	348	1
Institutional	33,816	32,791	1,025	3
Banking	12,640	13,871	(1,231)	(9)
Other	(1,411)	390	(1,801)	>(100)

Total	$75,760	$77,927	$(2,167)	(3)%

Pre-tax income (loss):
Clearing	$(537)	$(44)	$(493)	>(100)%
Retail	(1,039)	(650)	(389)	(60)
Institutional	10,008	9,521	487	5
Banking	2,612	(3,753)	6,365	>100
Other	1,704	(8,475)	10,179	>100

Total	$12,748	$(3,401)	$16,149	>100%

	Nine-Months Ended
	March 30, 2012	March 25, 2011	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$14,051	$16,101	$(2,050)	(13)%
Retail	80,326	83,221	(2,895)	(3)
Institutional	95,965	113,652	(17,687)	(16)
Banking	38,379	51,044	(12,665)	(25)
Other	(7,791)	1,862	(9,653)	>(100)

Total	$220,930	$265,880	$(44,950)	(17)%

Pre-tax income (loss):
Clearing	$(1,427)	$788	$(2,215)	>(100)%
Retail	21	1,191	(1,170)	(98)
Institutional	28,597	37,443	(8,846)	(24)
Banking	5,871	(47,514)	53,385	>100
Other	(39,640)	(26,300)	(13,340)	(51)

Total	$(6,578)	$(34,392)	$27,814	81%

Clearing

Three-months Ended:

The following is a summary of the results for the clearing segment for the three-months ended March 30, 2012 as compared to the three-months ended March 25, 2011 (dollars in thousands):

	Three-Months Ended
	March 30, 2012	March 25, 2011	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,371	$2,805	$(434)		(15)%
Net interest	1,474	1,623	(149)		(9)
Other	926	851	75		9

Net revenues	4,771	5,279	(508)		(10)
Operating expenses	5,308	5,323	(15)		—

Pre-tax loss	$(537)	$(44)	$(493)	>	(100)%

Daily average customer margin balance	$112,000	$114,000	$(2,000)		(2)%

Daily average customer funds on deposit	$188,000	$186,000	$2,000		1%

Total correspondent clearing customer assets under custody were $14.9 billion and $14.5 billion at March 30, 2012 and March 25, 2011, respectively.

The following table reflects the number of client transactions processed for the three-months ended March 30, 2012 and March 25, 2011 and the number of correspondents at the end of each period.

	Three-Months Ended
	March 30, 2012	March 25, 2011
Tickets for high-volume trading firms	208,327	408,372
Tickets for general securities broker/dealers	181,235	190,458

Total tickets	389,562	598,830

Correspondents	157	165

For the three-months ended March 30, 2012 as compared to the three-months ended March 25, 2011, net revenues in the clearing segment decreased by 10% and clearing fee revenue decreased 15%.

From March 25, 2011 to March 30, 2012, the overall decrease in clearing revenue is due to changes in market conditions.

Also, for the three-months ended March 30, 2012 as compared to the three-months ended March 25, 2011, tickets processed for high-volume trading firms decreased 49% while tickets processed for general securities broker/dealers decreased 5%. Revenue per ticket increased approximately 30% from $4.68 for the three-months ended March 25, 2011 to $6.09 for the three-months ended March 30, 2012. The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers. A four day increase in the number of trading days in the third quarter of fiscal 2012 as compared to the prior fiscal year partially offset the decrease in ticket volume. There were 58 trading days in the quarter ended March 25, 2011 as compared to 62 trading days in the quarter ended March 30, 2012.

Operating expenses remained flat for the three-months ended March 30, 2012 as compared to the same period last fiscal year.

Nine-months Ended:

The following is a summary of the results for the clearing segment for the nine-months ended March 30, 2012 as compared to the nine-months ended March 25, 2011 (dollars in thousands):

	Nine-Months Ended
	March 30, 2012	March 25, 2011	Increase/ (Decrease)	% Change
Net revenue from clearing services	$7,310	$8,064	$(754)	(9)%
Net interest	4,474	4,844	(370)	(8)
Other	2,267	3,193	(926)	(29)

Net revenues	14,051	16,101	(2,050)	(13)
Operating expenses	15,478	15,313	165	1

Pre-tax income (loss)	$(1,427)	$788	$(2,215)	>(100)%

Daily average customer margin balance	$111,000	$112,000	$(1,000)	(1)%

Daily average customer funds on deposit	$583,000	$202,000	$381,000	>100%

The following table reflects the number of client transactions processed for the nine-months ended March 30, 2012 and March 25, 2011.

	Nine-Months Ended
	March 30, 2012	March 25, 2011
Tickets for high-volume trading firms	843,032	1,184,030
Tickets for general securities broker/dealers	553,293	581,796

Total tickets	1,396,325	1,765,826

For the nine-months ended March 30, 2012 as compared to the nine-months ended March 25, 2011, net revenues in the clearing segment decreased 13% and clearing fee revenue was down 9%. In addition, other revenue decreased 29% for the nine-months ended March 30, 2012 as compared to the same period last fiscal year due to a 38% decline in administrative fee income from revenue sharing with money market fund providers.

From March 25, 2011 to March 30, 2012, the decrease in clearing revenue is due primarily to changes in market conditions. Approximately 20% of the change is due to the loss of ten correspondents to broker withdrawals from March 25, 2011 to March 30, 2012.

Also, for the nine-months ended March 30, 2012 as compared to the nine-months ended March 25, 2011, tickets processed for high-volume trading firms decreased 29% while tickets processed for general securities broker/dealers decreased by 5%. Revenue per ticket increased approximately 15% from $4.57 for the nine-months ended March 25, 2011 to $5.24 for the nine-months ended March 30, 2012. The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers. A four day increase in the number of trading days in the nine-months of fiscal 2012 compared to the prior nine-month period partially offset the decrease in ticket volume. There were 189 trading days in the nine-months ended March 25, 2011 compared to 193 in the nine-months ended March 30, 2012.

Operating expenses increased for the nine-months ended March 30, 2012 as compared to the same period last fiscal year primarily due to a $765,000 increase in operations and information technology expense, partially offset by a $318,000 decrease in legal expenses and professional services and a $202,000 decrease in intangible amortization expense.

Retail

Three-months Ended:

The following is a summary of the results for the retail segment for the three-months ended March 30, 2012 as compared to the three-months ended March 25, 2011 (dollars in thousands):

	Three-Months Ended
	March 30, 2012	March 25, 2011	% Change
Private Client Group (“PCG”)
Commissions	$12,268	$12,259	—%
Advisory fees	1,404	1,275	10
Insurance products	695	728	(5)
Other	58	2	>100
Net interest revenue	607	545	11

	15,032	14,809	2

Independent registered representatives (“SWS Financial”)
Commissions	6,757	6,697	1
Advisory fees	749	731	2
Insurance products	1,822	1,850	(2)
Other	277	232	19
Net interest revenue	229	247	(7)

	9,834	9,757	1

Other
Commissions	105	104	1
Advisory fees	643	614	5
Insurance products	292	282	4
Other	38	30	27

	1,078	1,030	5

Total net revenues	25,944	25,596	1

	Three-Months Ended
	March 30, 2012	March 25, 2011	% Change
Operating expenses	$26,983	$26,246	3%

Pre-tax loss	$(1,039)	$(650)	(60)%

Daily average customer margin balances	$121,000	$82,000	48%

Daily average customer funds on deposit	$100,000	$86,000	16%

PCG representatives	167	175	(5)%

SWS Financial representatives	314	303	4%

Net revenues in the retail segment increased 1% for the three-months ended March 30, 2012 as compared to the same period last fiscal year. The slight increase was primarily due to an increase in management fees of $176,000. Total customer assets were $12.8 billion at March 30, 2012 as compared to $12.3 billon at March 25, 2011. Assets under management were $705.0 million at March 30, 2012 as compared to $615.0 million at March 25, 2011.

Operating expenses increased 3% for the three-months ended March 30, 2012 as compared to the same period last fiscal year. This increase was primarily due to a $0.7 million increase in commissions and other employee compensation expense, the primary component of operating expenses in the retail segment, consisting of a $311,000 increase in commission expense, due to increased production; a $254,000 increase in salaries, due to cost of living raises; and a $145,000 increase in recruiting bonuses due to our efforts to hire high quality PCG and SWS Financial representatives.

Nine-months Ended:

The following is a summary of the results for the retail segment for the nine-months ended March 30, 2012 as compared to the nine-months ended March 25, 2011 (dollars in thousands):

	Nine-Months Ended
	March 30, 2012	March 25, 2011	% Change
PCG
Commissions	$36,010	$40,421	(11)%
Advisory fees	4,060	3,925	3
Insurance products	3,307	2,785	19
Other	(6)	66	>(100)
Net interest revenue	2,277	1,805	26

	45,648	49,002	(7)

SWS Financial
Commissions	21,934	22,028	—
Advisory fees	2,127	2,232	(5)
Insurance products	5,856	5,482	7
Other	749	736	2
Net interest revenue	675	709	(5)

	31,341	31,187	—

Other
Commissions	322	289	11
Advisory fees	1,936	1,748	11
Insurance products	970	866	12

	Nine-Months Ended
	March 30, 2012	March 25, 2011	% Change
Other	$109	$129	(16)%

	3,337	3,032	10

Total net revenues	80,326	83,221	(3)
Operating expenses	80,305	82,030	(2)

Pre-tax income	$21	$1,191	(98)%

Daily average customer margin balances	$112,000	$79,000	42%

Daily average customer funds on deposit	$275,000	$98,000	>100

Net revenues in the retail segment decreased 3% for the nine-months ended March 30, 2012 as compared to the same period last fiscal year due primarily to a $4.5 million decrease in commissions resulting from a reduction in PCG representative headcount, difficulty in recruiting representatives and reduced activity overall. The increase in insurance product sales in the nine-months ended March 30, 2012 as compared to the nine-months ended March 25, 2011 was due to improved volumes in both our PCG and SWS Financial businesses.

Operating expenses decreased 2% for the nine-months ended March 30, 2012 as compared to the same period last fiscal year. This decrease was primarily due to a $0.9 million decrease in commissions and other employee compensation expense, the primary component of operating expenses in the retail segment and a $0.6 million decrease in occupancy, equipment and computer service costs due to the completion of an M.L. Stern & Co., LLC computer services contract.

Institutional

Three-months Ended:

The following is a summary of the results for the institutional segment for the three-months ended March 30, 2012 as compared to the three-months ended March 25, 2011 (dollars in thousands):

	Three-Months Ended
	March 30, 2012	March 25, 2011	% Change
Commissions
Taxable fixed income	$7,135	$6,871	4%
Municipal finance	3,420	3,270	5
Portfolio trading	4,667	3,647	28
Other	5	8	(38)

	15,227	13,796	10

Investment banking fees	6,001	4,781	26
Net gains on principal transactions	8,718	10,749	(19)
Other	212	100	>100
Net interest revenue
Stock loan	2,873	1,984	45
Other	785	1,381	(43)

Net revenues	33,816	32,791	3
Operating expenses	23,808	23,270	2

Pre-tax income	$10,008	$9,521	5%

Taxable fixed income representatives	33	33	—%

Municipal distribution representatives	25	24	4%

Average balances of interest-earning assets and interest-bearing liabilities for the three-months ended March 30, 2012 as compared to the three-months ended March 25, 2011 were as follows (in thousands):

	Three-Months Ended
	March 30, 2012	March 25, 2011
Daily average interest-earning assets:
Stock borrowed	$1,502,000	$2,157,000
Daily average interest-bearing liabilities:
Stock loaned	1,474,000	2,129,000

Net interest revenue from stock loan increased 45% despite a decline in the average balance outstanding due to a 32 basis point increase in the spread in this portfolio.

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the three-months ended March 30, 2012 and March 25, 2011:

	Three-Months Ended
	March 30, 2012	March 25, 2011
Number of issues	155	72
Aggregate amount of offerings	$13,933,616,000	$5,076,406,000

Net revenues from the institutional segment increased 3% in the three-months ended March 30, 2012 as compared to the three-months ended March 25, 2011, and pre-tax income increased 5%. Commissions increased $1.4 million primarily driven by a $1.0 million increase in portfolio trading commissions due to a one time change in customer business mix.

Investment banking fees were up 26% in the three-months ended March 30, 2012 as compared to the same period in the last fiscal year due to a $2.0 million increase in municipal finance fees offset by a $0.4 million decrease in both our corporate finance and taxable fixed income fees. The increase in municipal finance fees was due to increased volume in the new issue market in the third quarter of fiscal 2012 when compared to the same period last year. Corporate finance fees were lower as no significant transactions were closed during the three-months ended March 30, 2012. The decrease in taxable fixed income fees during the three-months ended March 30, 2012 was due primarily to a decrease in UIT underwritings when compared to the three-months ended March 25, 2011.

Net gains on principal transactions decreased $2.0 million or 19% in the three-months ended March 30, 2012 as compared to the same period last fiscal year. This decrease was primarily due to a $1.9 million decrease in municipal trading gains from March 25, 2011 to March 30, 2012.

Operating expenses increased 2% for the three-months ended March 30, 2012 as compared to the same period last fiscal year primarily due to increased commissions and other employee compensation expense resulting from increased segment revenue.

Nine-months Ended:

The following is a summary of the results for the institutional segment for the nine-months ended March 30, 2012 as compared to the nine-months ended March 25, 2011 (dollars in thousands):

	Nine-Months Ended
	March 30, 2012	March 25, 2011	% Change
Commissions
Taxable fixed income	$20,615	$25,477	(19)%
Municipal finance	9,587	11,673	(18)
Portfolio trading	10,957	9,976	(10)
Other	12	16	(25)

	41,171	47,142	(13)

Investment banking fees	19,110	23,612	(19)
Net gains on principal transactions	23,254	30,172	(23)
Other	642	453	42
Net interest revenue
Stock loan	8,668	8,631	—
Other	3,120	3,642	(14)

Net revenues	95,965	113,652	(16)
Operating expenses	67,368	76,209	(12)

Pre-tax income	$28,597	$37,443	(24)%

Average balances of interest-earning assets and interest-bearing liabilities for the nine-months ended March 30, 2012 as compared to the nine-months ended March 25, 2011 were as follows (in thousands):

	Nine-Months Ended
	March 30, 2012	March 25, 2011
Daily average interest-earning assets:
Stock borrowed	$1,682,000	$2,027,000
Daily average interest-bearing liabilities:
Stock loaned	1,660,000	2,000,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, as reported to the Municipal Securities Rulemaking Board, for the nine-months ended March 30, 2012 and March 25, 2011:

	Nine-Months Ended
	March 30, 2012	March 25, 2011
Number of issues	430	447
Aggregate amount of offerings	$39,273,256,000	$40,122,450,000

Net revenues from the institutional segment decreased 16% in the nine-months ended March 30, 2012 as compared to the nine-months ended March 25, 2011, and pre-tax income decreased 24%. Commissions decreased $6.0 million due to reduced customer activity, primarily in the taxable fixed income business and fewer new issues in the municipal finance business. These decreases were partially offset by a 10% increase in portfolio trading due to increased customer activity.

Investment banking fees were down 19% in the nine-months ended March 30, 2012 as compared to the same period in the last fiscal year due to a $1.6 million decline in municipal finance fees on reduced new issue volumes, a $1.8 million decrease related to reduced UIT underwritings and a $1.0 million decrease in corporate finance fees as fewer transactions closed in the nine-month period ended March 30, 2012 when compared to the nine-month period ended March 25, 2011.

Net gains on principal transactions decreased $6.9 million, or 23%, in the nine-months ended March 30, 2012 as compared to the same period last fiscal year. Taxable fixed income and municipal finance accounted for $4.7 million and $2.8 million of the decline, respectively.

Operating expenses decreased 12% for the nine-months ended March 30, 2012 as compared to the same period last fiscal year primarily due to decreased commissions and other employee compensation expense from reduced revenue produced by the institutional segment.

Banking

Three-months Ended:

The following is a summary of the results for the banking segment for the three-months ended March 31, 2012 as compared to the three-months ended March 31, 2011 (dollars in thousands):

	Three-Months Ended
	March 31, 2012	March 31, 2011	% Change
Net interest revenue	$11,210	$14,226	(21)%
Other	1,430	(355)	>100

Total net revenues	12,640	13,871	(9)
Operating expenses	10,028	17,624	(43)

Pre-tax income (loss)	$2,612	$(3,753)	>100%

For the three-months ended March 31, 2012 as compared to the three-months ended March 31, 2011, the Bank’s net revenue decreased 9% but the Bank posted pre-tax income of $2.6 million, up from a pre-tax loss of $3.8 million. The decrease in net interest revenue at the Bank was due primarily to a 16% decrease in average loan balances, as well as a decrease of 71 basis points in the net yield on interest-earning assets. Other revenue for the Bank increased $1.8 million for the three-months ended March 31, 2012 as compared to the same period last fiscal year. This increase was primarily due to a $1.4 million decrease in net losses on the sale of REO and a $0.4 million increase in income earned on the Bank’s equity investments.

The Bank’s operating expenses decreased 43% for the three-months ended March 31, 2012 as compared to the same period last fiscal year. This decrease was due primarily to a $4.7 million decrease in the Bank’s loan loss provision and a $2.2 million decrease in other expense consisting of the following: (i) a $1.5 million decrease in the Bank’s REO loss provision; (ii) a $429,000 decrease in the Bank’s fee assessments from regulatory agencies; (iii) a $271,000 decrease in real-estate related expenses; and (iv) a $192,000 decrease in outside services related to the review of the Bank’s loan files. These decreases were partially offset by a $102,000 increase in loan and non-loan related legal expenses. The decrease in the Bank’s loan loss provision was due to greater stability in commercial real-estate values and a reduction in size of the Bank’s loan portfolio. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-months ended March 31, 2012 and 2011 (dollars in thousands):

	Three-Months Ended
	March 31, 2012			March 31, 2011
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
1-4 family	$312,076	$4,060	5.2%	$213,051	$3,384	6.4%
Residential – construction	11,420	134	4.7	46,529	720	6.3
Commercial – real estate	424,833	5,474	5.2	550,751	7,709	5.7
Commercial – loans	131,065	1,630	5.0	195,500	2,628	5.5
Individual	2,557	40	6.3	3,953	62	6.4
Land	29,546	363	4.9	80,435	1,011	5.1
Money market	1,003	1	0.3	1,097	—	—
Federal funds sold	—	—	—	2,441	1	0.2
Interest bearing deposits in banks	1,648	—	—	2,140	—	—
Federal reserve funds	259,970	134	0.2	281,527	151	0.2
Investments – other	133,421	530	1.6	8,846	15	0.7

	$1,307,539	$12,366	3.8%	$1,386,270	$15,681	4.6%
Non-interest-earning assets:
Cash and due from banks	4,493			5,814
Other assets	13,150			28,890

	$1,325,182			$1,420,974

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$40,612	$107	1.1%	$55,665	$179	1.3%
Money market accounts	22,281	2	0.1	29,196	4	0.1
Interest-bearing demand accounts	9,998	2	0.1	10,646	2	0.1
Savings accounts	945,799	71	0.1	998,935	123	0.1
Federal Home Loan Bank advances	85,605	974	4.6	99,381	1,147	4.7
Other financed borrowings	—	—	—	2,933	—	—

	$1,104,295	$1,156	0.4%	$1,196,756	$1,455	0.5%
Non-interest-bearing liabilities:
Other liabilities	53,187			74,257

	1,157,482			1,271,013
Stockholders’ equity	167,700			149,961

	$1,325,182			$1,420,974

Net interest income		$11,210			$14,226

Net yield on interest-earning assets			3.5%			4.2%

(*)	Loan fees included in interest income for the three-months ended March 31, 2012 and 2011 were $547 and $951, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	March 31, 2012 as compared to March 31, 2011
	Total	Attributed to
	Change	Volume	Rate	Mix

Interest income:
Loans:
1-4 family	$676	$1,573	$(635)	$(262)
Residential - construction	(586)	(543)	(178)	135
Commercial - real estate	(2,235)	(1,762)	(672)	199
Commercial - loans	(998)	(866)	(216)	84
Individual	(22)	(22)	(1)	1
Land	(648)	(640)	(31)	23
Money market	1	—	1	—
Federal funds sold	(1)	(1)	—	—
Federal reserve funds	(17)	(12)	(7)	2
Investments - other	515	300	4	211

	$(3,315)	$(1,973)	$(1,735)	$393

Interest expense:
Certificates of deposit	$(72)	$(48)	$(34)	$10
Money market accounts	(2)	(2)	—	—
Savings accounts	(52)	(6)	(49)	3
Federal Home Loan Bank advances	(173)	(159)	(26)	12

	(299)	(215)	(109)	25

Net interest income	$(3,016)	$(1,758)	$(1,626)	$368

Nine-months Ended:

The following is a summary of the results for the banking segment for the nine-months ended March 31, 2012 as compared to the nine-months ended March 31, 2011 (dollars in thousands):

	Nine-Months Ended
	March 31, 2012	March 31, 2011	% Change
Net interest revenue	$36,700	$52,319	(30)%
Other	1,679	(1,275)	>100

Total net revenues	38,379	51,044	(25)
Operating expenses	32,508	98,558	(67)

Pre-tax income (loss)	$5,871	$(47,514)	>100%

For the nine-months ended March 31, 2012 as compared to the nine-months ended March 31, 2011, the Bank’s net revenue decreased 25% but the Bank posted pre-tax income of $5.9 million, up from a pre-tax loss of $47.5 million. The decrease in net interest revenue at the Bank for the nine-months ended March 31, 2012 as compared to the prior fiscal year was due primarily to a 28% decrease in average loan balances, as well as a decrease in the net yield on interest-earning assets of 72 basis points. Other revenue increased $3.0 million for the nine-months ended March 31, 2012 as compared to the same period last fiscal year. This increase was primarily due to a $2.9 million decrease in net losses on the sale of REO and a $1.0 million net decrease in losses on the sale of loans. These increases were partially offset by a $1.2 million gain on the sale of securities in the nine-months ended March 31, 2011.

The Bank’s operating expenses decreased 67% for the nine-months ended March 31, 2012 as compared to the same period last fiscal year. This decrease was due primarily to a $48.5 million decrease in the Bank’s loan loss provision and a $15.4 million decrease in other expense, which included the following: (i) a $12.2 million decrease in the Bank’s REO loss provision; (ii) a $1.4 million decrease in third-party loan review services; (iii) a $750,000 decrease in real-estate related and other loan related expense; and (iv) a $506,000 decrease in the Bank’s fee assessments from regulatory agencies. The decrease in the Bank’s loan loss provision was due to greater stability in the rate of decline of commercial real-estate values and a reduction in size of the Bank’s loan portfolio. The allowance computation is discussed in detail in “Loans and Allowance for Probable Loan Loss” below.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the nine-months ended March 31, 2012 and 2011 (dollars in thousands):

	Nine-Months Ended
	March 31, 2012			March 31, 2011
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
1-4 family	$282,242	$12,056	5.7%	$359,407	$16,797	6.2%
Residential – construction	17,565	663	5.0	60,935	2,705	5.9
Commercial – real estate	464,300	18,492	5.3	599,238	24,454	5.4
Commercial – loans	150,243	5,835	5.2	201,903	8,306	5.5
Individual	2,867	133	6.2	4,250	221	6.9
Land	41,504	1,411	4.5	98,622	3,627	4.9
Money market	1,003	2	0.3	730	1	0.2
Federal funds sold	—	—	—	4,840	5	0.1
Interest bearing deposits in banks	1,919	—	—	4,403	1	—
Federal reserve funds	252,270	457	0.2	193,235	325	0.2
Investments – other	102,596	1,384	1.8	61,999	931	2.0

	$1,316,509	$40,433	4.1%	$1,589,562	$57,373	4.8%
Non-interest-earning assets:
Cash and due from banks	4,829			7,980
Other assets	15,467			36,680

	$1,336,805			$1,634,222

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$42,893	$360	1.1%	$62,759	$690	1.5%
Money market accounts	24,428	9	0.1	34,329	16	0.1
Interest-bearing demand accounts	9,925	5	0.1	61,629	49	0.1
Savings accounts	950,876	283	0.1	1,132,462	617	0.1
Federal Home Loan Bank advances	89,664	3,076	4.6	108,085	3,682	4.5
Federal funds purchased	—	—	—	22	—	—
Other financed borrowings	11	—	—	2,831	—	—

	$1,117,797	$3,733	0.4%	$1,402,117	$5,054	0.5%
Non-interest-bearing liabilities:
Other liabilities	62,941			78,342

	1,180,738			1,480,459
Stockholders’ equity	156,067			153,763

	$1,336,805			$1,634,222

Net interest income		$36,700			$52,319

Net yield on interest-earning assets			3.7%			4.4%

(*)	Loan fees included in interest income for the nine-months ended March 31, 2012 and 2011 were $1,626 and $2,880, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Nine-Months Ended
	March 31, 2012 as compared to March 31, 2011
	Total	Attributed to
	Change	Volume	Rate	Mix

Interest income:
Loans:
1-4 family	$(4,741)	$(3,606)	$(1,459)	$324
Residential - construction	(2,042)	(1,925)	(408)	291
Commercial - real estate	(5,962)	(5,506)	(611)	155
Commercial - loans	(2,471)	(2,125)	(471)	125
Individual	(88)	(72)	(24)	8
Land	(2,216)	(2,101)	(276)	161
Money market	1	—	1	—
Federal funds sold	(5)	(5)	—	—
Interest bearing deposits in banks	(1)	(1)	(1)	1
Federal reserve funds	132	100	24	8
Investments - other	453	579	(70)	(56)

	$(16,940)	$(14,662)	$(3,295)	$1,017

Interest expense:
Certificates of deposit	$(330)	$(218)	$(164)	$52
Money market accounts	(7)	(5)	(3)	1
Interest-bearing demand accounts	(44)	(41)	(20)	17
Savings accounts	(334)	(99)	(280)	45
Federal Home Loan Bank advances	(606)	(558)	(60)	12

	(1,321)	(921)	(527)	127

Net interest income	$(15,619)	$(13,741)	$(2,768)	$890

Other Segment

Three-months Ended:

Pre-tax income from the other segment was $1.7 million for the three-months ended March 30, 2012, as compared to a pre-tax loss of $8.5 million in the same period last fiscal year. Net revenues decreased $1.8 million in the three-months ended March 30, 2012 as compared to the same period last fiscal year primarily due to $3.0 million of interest expense related to the $100 million loan from Hilltop and Oak Hill in the three-months ended March 30, 2012, which was partially offset by a $1.2 million increase in other revenue from our deferred compensation plan’s investments. Operating expenses decreased $12.0 million in the three-months ended March 30, 2012 as compared to the same period last fiscal year primarily due to non-cash income from a $12.5 million decrease in the value of the warrants issued to Hilltop and Oak Hill.

Nine-months Ended:

Pre-tax loss from the other segment was $39.6 million for the nine-months ended March 30, 2012, as compared to $26.3 million in the same period last fiscal year. Net revenues decreased $9.7 million in the nine-months ended March 30, 2012 as compared to the same period last fiscal year. The decline in net interest revenue of $8.0 million was primarily due to interest expense related to the $100 million loan from Hilltop and Oak Hill in the nine-months ended March 30, 2012. The decrease in other revenue was primarily due to a $1.5 million decrease in the value of our deferred compensation plan’s investments. Operating expenses increased $3.7 million in the nine-months ended March 30, 2012 as compared to the same period last fiscal year primarily due to a $6.9 million increase in the value of the warrants issued to Hilltop and Oak Hill. This increase was offset by a $1.3 million decrease in commissions and other employee compensation expense and a $1.7 million decrease in legal expenses.

FINANCIAL CONDITION

Investments

In fiscal 2012, the Bank implemented an investment strategy to diversify its balance sheet, absorb excess liquidity, and maximize interest income through investment in a conservative securities portfolio. The securities portfolio is structured to provide cash flows that will mitigate interest rate risk and ensure adequate funds are available for new loan originations. The reported value of the Bank’s investment portfolio at March 31, 2012 and June 30, 2011 was as follows (in thousands):

	March 31, 2012	June 30, 2011

Government-sponsored enterprises - held to maturity securities	$28,408	$34,176
Government-sponsored enterprises - available for sale securities (*)	121,699	—
Other	4,567	4,955

	$154,674	$39,131

(*)

Subsequent to the quarter ended March 31, 2012, the Bank purchased 25 securities classified as available for sale at a cost of $82.7 million. The weighted average yield on these securities is expected to be 1.58%, and the weighted average maturity is expected to be 4.83 years based on the anticipated timing of future cash payments.

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

The allowance for loan losses is maintained to absorb management’s estimate of probable loan losses inherent in the loan portfolio at each reporting date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management determines the collection of principal is remote. Subsequent recoveries are recorded through the allowance. The determination of an adequate allowance is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available or circumstances change.

The allowance for loan losses consists of a specific and a general allowance component.

The specific component provides for estimated probable losses for loans identified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts of principal and interest when due according to the contractual terms of the loan agreement. Management considers the borrower’s financial condition, payment status, historical payment record and any adverse situations affecting the borrower’s ability to repay when evaluating whether a loan is deemed impaired. Loans that experience insignificant payment delays and shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest outstanding.

A specific reserve is recorded when and to the extent the present value of expected future cash flows discounted at the loan’s original effective rate, fair value of collateral if the loan is collateral-dependent or observable market price of the impaired loan is lower than its recorded investment. If the fair value of collateral is used to measure impairment of a collateral-dependent loan and repayment is dependent on the sale of the collateral, the fair value is adjusted to incorporate estimated costs to sell. Impaired loans that are collateral-dependent are primarily measured for impairment using the fair value of the collateral as determined by third party appraisals using the income approach, recent comparable sales data or a combination thereof. In certain instances it is necessary for management to adjust the appraised value, less estimated costs to sell, to reflect changes in fair value occurring subsequent to the appraisal date. Management considers a guarantor’s capacity and willingness to perform, when appropriate, and the borrower’s resources available for repayment when measuring impairment.

The general allowance provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio. The general allowance is determined through a statistical calculation based on the Bank’s historical loss experience adjusted for certain qualitative factors as deemed appropriate by management. The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types). The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous three quarters. Management adjusts the historical loss rates to reflect deterioration in the real estate market, significant concentrations of product types, trends in portfolio volume and the credit quality of the loan portfolio to capture additional risk of loss associated with concentrations of criticized and classified loans in the total loan portfolio. Prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At March 31, 2012, the Bank had $11.4 million in junior lien mortgages. These loans represented less than 2% of total loans at March 31, 2012. At March 31, 2012, the Bank did not have any exposure to sub-prime loans and loans with initial teaser rates. At March 31, 2012, the Bank had $1.9 million of single family interest only loans.

At March 31, 2012, the Bank’s loan portfolio included a total of $7.3 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan. At March 31, 2012, approximately 35% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at March 31, 2012, the Bank had three loans with high loan-to-value ratios that were deemed impaired. The impairment analysis on these loans resulted in a partial charge-off of $699,000 and no impairment allocations. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At March 31, 2012, the Bank’s high loan-to-value ratio loans represented 4% of total capital.

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

Loans receivable and loans held for sale at March 31, 2012 and June 30, 2011 were as follows (in thousands):

	March 31, 2012	June 30, 2011
Residential
Purchased mortgage loans held for investment	$217,214	$100,239
1-4 family	95,512	116,799

	312,726	217,038

Lot and land development
Residential land	14,507	40,247
Commercial land	9,829	19,743

	24,336	59,990

Residential construction	8,826	33,296
Commercial construction	10,315	36,117
Commercial real estate	351,332	407,697
Multi-family	17,019	60,813
Commercial loans	123,957	173,195
Consumer loans	2,209	3,055
Loans held for immediate sale
Commercial real estate	—	4,810
Commercial loans	—	326
1-4 family	—	105

	—	5,241

	850,720	996,442
Allowance for probable loan loss (*)	(26,182)	(44,433)

	$824,538	$952,009

(*)	There is no allowance for probable loan loss for purchased mortgage loans held for investment as these loans are held on average for 25 days or less, substantially eliminating credit risk.

The increase in purchase mortgage loans held for investment from June 30, 2011 to March 31, 2012 is representative of a favorable interest rate environment for home purchases as well as refinancing opportunities. This along with a change in the competitive environment enabled the Bank to grow this business during the quarter ended March 31, 2012. However, the nature of the volume in this business is volatile and subject to significant variation depending on interest rates, competitive environment and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at March 31, 2012 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total

Commercial real estate and multi-family	$49,589	$195,393	$123,369	$368,351
Commercial loans	68,320	35,121	20,516	123,957
Construction loans	8,266	1,554	9,321	19,141

Total	$126,175	$232,068	$153,206	$511,449

	1 year or less	1-5 years	Over 5 years	Total

Amount of loans based upon
Floating or adjustable interest rates	$114,820	$181,292	$123,199	$419,311
Fixed interest rates	11,355	50,776	30,007	92,138

Total	$126,175	$232,068	$153,206	$511,449

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

Non-performing assets and classified loans as of March 31, 2012 and June 30, 2011 were as follows (dollars in thousands):

	March 31, 2012	June 30, 2011
Loans accounted for on a non-accrual basis
1-4 family	$16,186	$3,377
Lot and land development	3,983	17,888
Multi-family	1,199	14,493
Residential construction	3,895	4,799
Commercial real estate	13,806	20,626
Commercial loans	6,075	3,166
Consumer loans	3	21

	45,147	64,370

Non-performing loans as a percentage of total loans	5.3%	6.5%

REO
1-4 family	90	686
Lot and land development	11,002	17,957
Multi-family	8,950	—
Residential construction	1,282	1,021
Commercial real estate	7,778	3,658
Commercial loans	45	135
Consumer loans	—	73

	29,147	23,530

	March 31, 2012	June 30, 2011
Other repossessed assets (ORA)	$126	$1,032
Performing troubled debt restructuring	641	540

Non-performing assets	$75,061	$89,472

Non-performing assets as a percentage of total assets	5.6%	6.6%

Current classified assets
1-4 family	$3,003	$14,963
Lot and land development	4,263	13,533
Multi-family	780	5,751
Residential construction	500	7,174
Commercial real estate	43,197	86,017
Commercial loans	3,025	11,570

	54,768	139,008

Total classified assets
1-4 family	19,279	19,076
Lot and land development	19,672	49,868
Multi-family	10,929	20,244
Residential construction	5,678	12,994
Commercial real estate	64,780	110,301
Commercial loans	9,474	15,903
Consumer loans	17	94

	$129,829	$228,480

Approximately $690,000 and $1,319,000 and $686,000 and $1,518,000 of gross interest income would have been recorded in the three and nine-month periods ended March 31, 2012 and 2011, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three and nine-month periods ended March 31, 2012 and 2011 totaled approximately $45,000 and $903,000 and $7,000 and $591,000, respectively.

In fiscal 2011, the Bank hired additional staff and allocated additional resources to manage the growth in REO and non-performing assets. To reduce these loans and properties expeditiously, management prepared an asset-by-asset plan for these asset categories. Management’s focus on the continued reduction of these asset classes may have a material impact on the Bank’s future results of operations.

Total classified assets to Bank capital plus allowance for loan loss was 67.0% at March 31, 2012. Classified assets decreased $98.7 million from June 30, 2011 and substantially all classified loans by collateral location are in Texas. Bank management is focused on reducing the classified asset ratio through the disposal of these assets. Depending on the method used, the Bank may be required to record additional write-downs of these assets. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three and nine-months ended March 31, 2012 and 2011 (dollars in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2012	2011	2012	2011
Balance at beginning of period	$18,636	$38,201	$23,530	$44,862
Foreclosures	14,801	3,365	19,291	40,089
Sales	(3,959)	(12,691)	(12,555)	(44,739)
Write downs	(331)	(1,806)	(1,106)	(13,349)
Other	—	(17)	(13)	189

Balance at end of period	$29,147	$27,052	$29,147	$27,052

The following table presents classified assets as of March 31, 2012 by year of origination (in thousands):

Year Originated	Non- Performing Loans	REO	ORA	Performing Troubled Debt Restructuring	Current Classified Assets	Total

Fiscal 2007 or prior	$9,799	$8,886	$—	$424	$16,401	$35,510
Fiscal 2008	18,002	13,288	—	217	8,865	40,372
Fiscal 2009	4,275	4,717	112	—	16,531	25,635
Fiscal 2010	11,820	2,256	—	—	11,013	25,089
Fiscal 2011	838	—	14	—	1,884	2,736
Fiscal 2012	413	—	—	—	74	487

	$45,147	$29,147	$126	$641	$54,768	$129,829

An analysis of the allowance for probable loan losses for the three and nine-months ended March 31, 2012 and 2011 was as follows (dollars in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2012	2011	2012	2011
Balance at beginning of period	$33,111	$47,041	$44,433	$35,141
Charge-offs:
Residential construction	(457)	—	(1,477)	(1,999)
Lot and land development	(478)	(2,690)	(2,365)	(5,350)
1-4 family	(1,779)	(588)	(1,963)	(4,225)
Commercial real estate	(3,363)	(1,020)	(7,418)	(25,163)
Multi-family	(801)	—	(6,854)	(562)
Commercial loans	(541)	(297)	(1,700)	(1,975)
Consumer loans	—	(1)	(10)	(1)

Total charge-offs	(7,419)	(4,596)	(21,787)	(39,275)
Recoveries:
Residential construction	8	59	143	216
Lot and land development	85	57	194	153

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2012	2011	2012	2011
1-4 family	$131	$13	$168	$27
Commercial real estate	139	1	357	29
Commercial loans	120	12	192	55
Consumer loans	7	—	7	1

Total recoveries	490	142	1,061	481

Net charge-offs	(6,929)	(4,454)	(20,726)	(38,794)
Additions charged to operations	—	4,727	2,475	50,967

Balance at end of period	$26,182	$47,314	$26,182	$47,314

Ratio of net charge-offs during the period to average loans outstanding during the period	0.8%	0.41%	2.2%	2.94%

With the continued challenging economic environment and persistent high unemployment rate, the Bank frequently reviews and updates its processes and procedures for the extension of credit, allowance for loan loss computation and internal asset review and classification. Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction. The Bank currently requires more extensive documentation and data than it did in prior years in order to reclassify existing non-performing loans as performing loans. The Bank is also updating appraisals more frequently, including on performing loans, to serve as an early indicator of loan deterioration. See further discussion regarding the calculation of our provision for loan loss in “Loans and Allowance for Probable Loan Losses” in the Notes to the Consolidated Financial Statements contained in this report.

As a result of the current economic environment and the Order, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 and the first three quarters of fiscal 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio and comply with the terms of the Order. With the OCC’s recent relief from certain lending restrictions, the Bank plans to reestablish marketing efforts to implement a conservative loan growth plan which we believe will enhance our core earnings in future years.

The allowance for probable loan losses by loan type as of March 31, 2012 and June 30, 2011 was as follows (dollars in thousands):

	March 31, 2012			June 30, 2011
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss
Residential construction	$675	2.2%	2.6%	$531	3.4%	1.2%
Lot and land development	1,702	2.9	6.5	3,168	6.0	7.1
1-4 family	4,120	36.8	15.7	6,107	21.9	13.7
Commercial real estate	14,817	41.3	56.6	28,306	44.8	63.7
Multi-family	2,322	2.0	8.9	871	6.1	2.0
Commercial loans	2,538	14.5	9.7	5,417	17.5	12.2
Consumer loans	8	0.3	—	33	0.3	0.1

	$26,182	100.0%	100.0%	$44,433	100.0%	100.0%

At March 31, 2012, approximately 57% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 41% of its total loan portfolio. Because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio leads to more volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for the three and nine-months ended March 31, 2012 can be found in the discussion of the Bank’s net interest income under the caption “Results of Operations-Segment Information-Banking.”

The Bank had $16.7 million and $21.3 million of certificates of deposit of $100,000 or greater at March 31, 2012 and June 30, 2011, respectively. The Bank is funded primarily by deposits from SWS brokerage customers, which are classified as core deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes long-term FHLB borrowings to match long-term fixed rate loan funding. At March 31, 2012, the Bank had $930.8 million in funds on deposit from customers of Southwest Securities, representing approximately 88% of the Bank’s total deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The table below presents short term borrowings and advances from the FHLB which were due within one year during the three and nine-months ended March 31, 2012 and 2011 (dollars in thousands):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2012		2011		2012		2011
		Interest		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
At end of period	$13,149	4.8%	$4,872	5.1%	$13,149	4.8%	$4,872	5.1%
Average balance during period	12.767	4.8%	5,612	5.1%	12,650	4.9%	11,018	3.9%
Maximum balance during period	13,474	—	10,291	—	15,046	—	79,570	—

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

On July 29, 2011, we entered into a credit agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan with an 8% interest rate. In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per investor as of July 29, 2011. The credit agreement contains restrictions and covenants to which we must adhere as long as the unsecured loan is outstanding. As of March 30, 2012, SWS Group had utilized $70.0 million of the $100.0 million by contributing $20.0 million in capital to the Bank to promote growth in their loan portfolio and lending $50.0 million to Southwest Securities to fund daily securities operations. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report.

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

Short-Term Borrowings. At March 30, 2012, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement and a $45.0 million committed revolving credit facility, each of which is described below.

Broker Loan Lines. At March 30, 2012, we had uncommitted broker loan lines of up to $300.0 million. We have not received notification from the banks indicating a change in the amount of our broker lines since June 2011. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis, are not committed lines of credit and can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At March 30, 2012, the amount outstanding under these secured arrangements was $91.0 million, which was collateralized by securities held for firm accounts valued at $160.4 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under Risk Factors in the Fiscal 2011 Form 10-K.

Unsecured Line of Credit. We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At March 30, 2012, we had no outstanding unsecured letters of credit. At March 30, 2012, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Letter of Credit Agreement. At March 30, 2012, we had an irrevocable letter of credit agreement aggregating $75.0 million pledged to support our open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at a rate of 0.5% per annum. If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee. The letter of credit agreement is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $76.5 million at March 30, 2012.

Revolving Credit Facility. On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45.0 million committed revolving credit facility. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points based on a renewal of the agreement in January 2012. The agreement requires Southwest Securities to maintain a minimum tangible net worth of $150.0 million. As of March 30, 2012, there was $35.0 million outstanding under this credit facility. The $35.0 million of secured borrowings was collateralized by securities with a value of $60.0 million at March 30, 2012.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash. At March 31, 2012, the Bank had net borrowing capacity with the FHLB of $386.0 million. In addition, at March 31, 2012, the Bank had the ability to borrow up to $72.3 million in funds from the Federal Reserve Bank of Dallas under their secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to 100 basis points over the federal funds target rate. This line is used to support short-term liquidity needs and, at March 31, 2012, there were no amounts outstanding.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk-Banking.”) At March 31, 2012, $930.8 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). At March 31, 2012, the Bank had a total risk-based capital ratio of 20.4%, which resulted in excess capital of $71.8 million over the Order’s total risk-based capital requirement of $102.8 million, and the Bank had a Tier I (core) capital ratio of 12.3% or $56.9 million over the Order’s Tier I (core) capital requirement of $106.8 million. At March 31, 2012, the Bank had a Tier I risk-based capital ratio of 19.1%. Under federal law, the OCC may require the Bank to apply another measure of risk-weight or capital ratio that the OCC deems appropriate.

The Bank has historically met all capital adequacy requirements and, as of March 31, 2012, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a “well-capitalized institution.” However, on February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of the Order. As a result of the issuance of the Order, effective February 4, 2011, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OCC regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of the Comptroller of the Currency” in the Notes to the Consolidated Financial Statements contained in this report. Should the Bank not meet these requirements, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 165.6) could be applicable.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 25 of the Notes to Consolidated Financial Statements in the Fiscal 2011 Form 10-K.

Contractual Obligations

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the Community Reinvestment Act of 1977. The Bank has committed to invest $3,000,000 in the fund. This investment is subject to the Volker Rule as described in “Commitments, Contingencies and Guarantees – Venture Capital Funds” in the Notes to the Consolidated Financial Statements contained in this report.

Cash Flow

Net cash used in operating activities was $16.5 million and net cash provided by operating activities was $409.7 million for the nine-months ended March 30, 2012 and March 25, 2011, respectively. The decrease in net cash provided by operating activities was primarily due to the change in cash flow classification of the Bank’s purchased mortgage program loans. In fiscal 2010, the cash flow from these loans were classified as operating cash flows, while in fiscal 2011, the cash flows were presented as investing cash flows.

Net cash used in investing activities was $28.2 million and net cash provided by investing activities was $175.5 million for the nine-months ended March 30, 2012 and March 25, 2011, respectively. The primary reason for the decrease in cash provided by investing activities was a $64.4 million increase in the net amount invested in loans at the Bank, a $94.8 million increase in investment securities, a $75.6 million decrease in proceeds from the sale of investment securities and the investment of $30.0 million of proceeds from the credit agreement with Hilltop and Oak Hill.

Net cash provided by financing activities totaled $49.2 million for the nine-months ended March 30, 2012 and net cash used in financing activities totaled $338.3 million for the nine-months ended March 25, 2011. The primary reason for the increase in the cash provided by financing activities was the $100.0 million loan from Oak Hill and Hilltop in July 2011 and a reduction in deposits of $44.8 million for the nine-months ended March 30, 2012 versus a reduction in deposits of $368.7 million for the nine-months ended March 25, 2011. Offsetting this increase in cash provided by financing activities was a decrease in net short-term borrowings.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next twelve months.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2011, the Board of Directors of SWS Group approved a plan authorizing us to purchase up to 500,000 shares of common stock from time to time in the open market for an 18-month time period ending on February 28, 2013. During the nine-months ended March 30, 2012, no shares were purchased under this program.

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During the nine-months ended March 30, 2012, the plan purchased 32,451 shares at a cost of approximately $178,000, or $5.49 per share. The plan distributed 14,787 shares to participants during the nine-months ended March 30, 2012.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in the nine-months ended March 30, 2012, we purchased 8,463 shares of common stock with a market value of $36,000, or an average of $4.29 per share, to cover tax liabilities.

Inflation

Our financial statements included herein have been prepared in accordance with GAAP. GAAP requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered under GAAP. Our assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and broker/dealers. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. The rate of inflation affects various expenses of the company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of our services. The rate of inflation can also have a significant impact on securities prices and on investment preferences by our customers generally. In management’s opinion, changes in interest rates affect the financial condition of a financial services firm to a greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities among other things.

RISK MANAGEMENT

In an effort to assist the Company in managing enterprise risk, in 2010, the Company engaged a firm at the Board of Director’s request to perform an analysis of the Company’s enterprise risk management process. During fiscal 2011, based on the board’s recommendations, we initiated an enterprise risk management program and committee. Enterprise risk is viewed as the threat from an event, action or loss of opportunity that, if it occurs or has occurred, may adversely affect any, or any combination of, our company objectives, business strategies, business model, regulatory compliance, reputation and existence. The committee works with our various departments and committees to manage our enterprise risk management program and reports the results of this work to the Audit Committee of the Board of Directors on a quarterly basis.

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

Banking. Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. The Bank has established percentage change limits in both interest margin and net portfolio value. To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates. To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data prepared by the Office of Thrift Supervision (“OTS”) for interest rate sensitivity of the Bank’s net portfolio. Beginning with March 2012, the OTS data will no longer be available and the Bank will begin using internal modeling data for net portfolio value. These analyses are conducted on a quarterly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	9.73%
+200	5.77%
+100	1.65%
0	0%
-50	-4.41%
-100	-8.75%

The following GAP analysis table indicates the Bank’s interest rate sensitivity position at March 31, 2012:

	Repricing Opportunities
(in thousands)	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$698,321	$15,065	$46,679	$90,655
Securities and FHLB stock	28,169	—	—	126,505
Interest bearing deposits	289,045	—	—	—

Total earning assets	1,015,535	15,065	46,679	217,160

Interest bearing liabilities:
Transaction accounts and savings	965,886	—	—	—
Certificates of deposit	15,976	12,599	9,427	1,522
Borrowings	8,844	4,305	34,008	31,589

Total interest bearing liabilities	990,706	16,904	43,435	33,111

GAP	$24,829	$(1,839)	$3,244	$184,049

Cumulative GAP	$24,829	$22,990	$26,234	$210,283

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at March 30, 2012 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$3,893	$12,745	$21,149	$60,017	$97,804
Auction rate municipal bonds	—	—	—	21,676	21,676
U.S. government and government agency obligations	2,610	(7,356)	11,687	(3,445)	3,496
Corporate obligations	(822)	2,279	2,872	30,696	35,025

Total debt securities	5,681	7,668	35,708	108,944	158,001
Corporate equity securities	—	—	—	1,408	1,408
Other	23,365	—	—	—	23,365

	$29,046	$7,668	$35,708	$110,352	$182,774

Restricted cash and cash equivalents	$30,044	$—	$—	$—	$30,044

Assets segregated for regulatory purposes	$—	$35,307	$—	$—	$35,307

Weighted average yield
Municipal obligations	2.7%	2.0%	2.3%	4.0%	3.3%
Auction rate municipal bonds	—	—	—	0.7%	0.7%
U.S. government and government agency obligations	0.1%	0.5%	1.4%	3.0%	1.2%
Corporate obligations	0.2%	3.1%	5.7%	5.4%	4.5%
Assets segregated for regulatory purposes	—	0.3%	—	—	0.3%

Available-for-sale securities, at fair value
Securities available for sale	$125,191	$—	$—	$—	$125,191

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

Evaluation of Disclosure Controls and Procedures

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) pursuant to the Exchange Act) as of March 30, 2012. Based on such evaluation, our management, including the principal executive officer and principal financial officer, has concluded that, as of March 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) pursuant to the Exchange Act) during the three months ended March 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the general course of our brokerage business and the business of clearing for other brokerage firms, we have been named as a defendant in various pending lawsuits and arbitration and regulatory proceedings. These claims allege violations of various federal and state securities laws, among other matters. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in any material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

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

SWS Group, Inc.
(Registrant)

May 9, 2012	/s/ James H. Ross
Date	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2012	/s/ Stacy M. Hodges
Date	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 7, 2012

3.3	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series A of SWS Group, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.1	Warrant to purchase up to 8,695,652 shares of Common Stock, issued on July 29, 2011 to Hilltop Holdings Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.2	Warrant to purchase up to 8,419,148 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Partners III, L.P., incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.3	Warrant to purchase up to 276,504 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.4	Investor Rights Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

10.1	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101#	The following materials from SWS Group, Inc.’s quarterly report on Form 10-Q for the quarter ended March 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of March 30, 2012 and June 24, 2011; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine-months ended March 30, 2012 and March 25, 2011; (iii) Consolidated Statements of Cash Flows for the nine-months ended March 30, 2012 and March 25, 2011 and (iv) Notes to Consolidated Financial Statements tagged as blocks of text

*	Filed herewith
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