Form 10-K
period 2012-06-29
SWS GROUP INC
filed 2012-09-07
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2012

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

Yes     X      No

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

    Yes                        No    X

The aggregate market value of voting and non-voting common equity held by non-affiliates on December 30, 2011 was $250,923,672 based on the closing price of the registrant’s common stock, $6.87 per share, reported on the New York Stock Exchange on December 30, 2011. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of August 30, 2012, there were 32,877,467 shares of the registrant’s common stock, $0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant’s Annual Meeting of Stockholders to be held November 15, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•

the ability to meet regulatory capital requirements administered by federal agencies, including without limitation, those established by the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”) with the Office of Thrift Supervision (“OTS”); the Order is now being enforced by the Office of the Comptroller of the Currency (“OCC”);

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for real estate in Texas, New Mexico and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions, especially in Texas and New Mexico, and investor sentiment and confidence;

•	the value of collateral securing the loans we hold;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	changes in federal, state and local tax rates;

•	the ability to attract and retain key personnel;

•	the availability of credit lines;

•	the potential misconduct or errors by our employees or by entities with whom we conduct business;

•	the ability of borrowers to meet their contractual obligations and the adequacy of our allowance for loan losses; and

•	the potential for litigation and other regulatory liability.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation and compliance, loan analyses and modifications or other contingencies.

Other factors, risks and uncertainties that could cause actual results to differ materially from our expectations discussed in this report include those factors described in the sections titled Item 1. “Business,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” “-Risk Management,” and “-Critical Accounting Policies and Estimates” and those discussed in our other reports filed with and available from the Securities and Exchange Commission (the “SEC”). Our forward-looking statements are based on current beliefs, assumptions and expectations, taking into account information that we reasonably believe to be reliable. All forward-looking statements we make speak only as of the date on which they are made and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances upon which any statement is based.

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

Southwest Securities provides integrated trade execution, clearing and client account processing to over 150 financial service organizations, which includes correspondent broker/dealers and registered investment advisors in 30 states and Canada. Southwest Securities serves individual investors through its private client group offices in Texas, California, Nevada and Oklahoma and institutional investors nationwide. Southwest Securities also extends margin credit and lends securities and manages and participates in underwriting equity and fixed income securities. For the fiscal year ended June 29, 2012, revenues from Southwest Securities accounted for approximately 74% of our consolidated revenues.

We also operate SWS Financial Services, Inc. (“SWS Financial”), a broker/dealer subsidiary that is also registered with FINRA. SWS Financial contracts with more than 300 individual registered representatives (who are FINRA licensed salespersons) for the administration of their securities business. While these registered representatives must conduct all of their securities business through SWS Financial, they may conduct insurance, real estate brokerage or other business for others or for their own accounts. The registered representatives are responsible for all of their direct expenses and are paid higher commission rates than Southwest Securities’ registered representatives to compensate them for their added expenses. SWS Financial is a correspondent of Southwest Securities.

We offer full-service, traditional and Internet banking through Southwest Securities, FSB (the “Bank”). The Bank is a federally chartered savings bank, organized and existing under the laws of the United States and regulated since July 21, 2011 by the OCC. Prior to July 21, 2011, the Bank was regulated by the OTS. As of July 21, 2011, the Federal Reserve Board (“FRB”) began supervising and regulating SWS Group and SWS Banc Holdings, Inc. (“SWS Banc”). The Bank conducts business from its main operating facilities and headquarters in Dallas, Texas and 12 banking center locations in Texas and New Mexico. In 2003, SWS Banc was incorporated as a wholly-owned subsidiary of SWS Group in the state of Delaware and became the sole stockholder of the Bank in 2004.

The annual consolidated financial statements of SWS are prepared as of the close of business on the last Friday in June. The Bank’s annual financial statements are prepared as of June 30th.

PRODUCTS AND SERVICES

In fiscal 2012, we operated through four business segments grouped primarily by products, services and customer base: clearing, retail, institutional and banking. The segments are managed separately based on the types of products and services offered and their related client bases and are consistent with how we manage our resources and assess our performance. For more information about each of these business segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. See also Note 24 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data” for information regarding the revenues, income (loss) and total assets of each of our business segments.

Clearing. We provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis). Our clientele includes general securities broker/dealers and firms specializing in high-volume trading.

In a fully disclosed clearing transaction, the identity of the clearing client’s (“correspondent”) customer is known to us and we physically maintain the client’s account and perform a variety of services as agent for the correspondent. Revenues in this segment are generated primarily through transaction charges to our correspondent firms for clearing their trades according to a contractual schedule.

In addition to clearing trades, we tailor our services to meet the specific needs of our clients and offer such products and services as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

We currently support a wide range of clearing clients, including discount and full-service brokerage firms, direct access firms, registered investment advisors and institutional firms. High-volume trading firms trade actively on a proprietary basis or provide services to those customers who trade actively on a daily basis. As of June 29, 2012, Southwest Securities provided clearing services for three high-volume trading firms. The nature of services provided to the customers of high-volume trading firms and the internal costs necessary to support them are substantially lower than the standard correspondent costs and services. Accordingly, fees for services to these correspondents, on a per trade basis, are discounted substantially from the fees normally charged to other customers.

The terms of our agreements with our correspondents define the allocation of financial, operational and regulatory responsibility arising from the clearing relationship. To the extent that the correspondent has available financial resources, we are protected against claims by customers of the correspondent arising from actions by the correspondent; however, if the correspondent is unable to meet its financial obligations, dissatisfied customers may attempt to recover from us.

Retail. The Retail segment includes the sale of retail securities, insurance products and managed accounts. This segment generates revenue primarily through commissions charged on securities transactions, fees from managed accounts and the sale of insurance products as well as net interest income from retail customer account balances.

Retail Securities. We act as securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee registered representatives or our independent contractor arrangements. As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through our insurance subsidiaries, we hold insurance licenses in 44 states in order to facilitate the sale of insurance and annuity products by our financial advisors to retail clients. In most cases, we charge commissions to our clients in accordance with our established commission schedule. In certain instances, discounts varying from the schedule are given, generally based upon the client’s level of business, the trade size and other relevant factors. Some of our registered representatives also maintain licenses to sell certain insurance products. Southwest Securities is registered with the Commodity Futures Trading Commission (“CFTC”) as a non-guaranteed introducing broker and is a member of the National Futures Association (“NFA”). Southwest Securities is also a fully disclosed client of two of the largest futures commodity merchants in the United States.

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

At June 29, 2012, Southwest Securities employed 166 registered representatives in 19 retail brokerage offices (two located in Houston and one located in each of Austin, Dallas, Georgetown, Longview, Lufkin, Plano, San Antonio and Southlake, Texas; one located in each of Oklahoma City and Norman, Oklahoma; one located in each of Beverly Hills, Monterey, Rancho Bernardo, Sacramento, San Diego and San Francisco, California and one located in Las Vegas, Nevada). (The employees located in the Rancho Bernardo office relocated to the San Diego office on June 29, 2012. The lease on the Rancho Bernardo office expired on June 30, 2012 and the lease was not renewed.) In addition, at June 29, 2012, SWS Financial had contracts with 310 independent retail representatives for the administration of their securities business.

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

Managed Accounts. Through the Investment Management Group of Southwest Securities, we provide seven advisory programs that offer advisors a wide array of products and services to enhance and grow their advisory business. Programs available include the following:

•	The Partner Program – this program can be tailored to the individual client relationship and provides the flexibility that we believe is key to an advisor’s success.

•	The Premier Advisors Program – this program gives an investor access to approximately 300 of the world’s leading institutional money managers at competitive rates.

•

The Advantage Program – this program offers an advisory service designed to assist investors with identifying a strategic asset allocation strategy using mutual funds and exchange traded funds (“ETF”) and developing a plan to work toward their long-term financial goals.

•

The Global Tactical Allocation (“GTA”) Program – this program uses ETFs and mutual funds to develop a tactical strategy that actively adjusts a portfolio’s allocation mix based on a view of the markets over the next 12 months by over/underweighting underlying asset classes to determine the appropriate asset allocation mix in consideration of current market conditions.

•

The Russell Strategies Program – this program uses only mutual funds from Russell Investments, and the models and funds that are used within each model are provided by Russell Investments and provide investors with well balanced and diversified portfolios.

•

The United Managed Account (“UMA”) – this program is a professionally managed private investment account that is rebalanced regularly and can encompass every investment vehicle (e.g. mutual funds, stocks, bonds and exchange traded funds) in an investor’s portfolio, all in a single account.

•	The Direct Access Program – this program is an investment management program utilizing non-proprietary professional money managers employing many different investment styles.

Margin Lending. We extend credit on a secured basis directly to our customers, the customers of correspondent firms and the correspondent firms themselves in order to facilitate securities transactions. This credit, which generates interest income, is known as “margin lending” and is conducted primarily in our clearing and retail segments. We extend margin credit to correspondent firms only to the extent that such firms pledge their own (“proprietary”) assets as collateral. Our correspondents indemnify us against margin losses in their customers’ accounts. Since we must rely on the guarantees and general creditworthiness of our correspondents, we may be exposed to significant risk of loss if they are unable to meet their financial commitments should there be a substantial adverse change in the value of margined securities.

In customer margin transactions, the client borrows money from us to purchase securities or for other purposes. The loan is collateralized by the securities purchased or by other securities owned by the client. Interest is charged to clients on the amount borrowed to finance margin transactions at a floating rate. The rate charged is dependent on the average net debit balance in the client’s accounts, the activity level in the accounts and the applicable cost of funds. The amount of the loan is subject to the margin regulations (“Regulation T”) of the Board of Governors of the Federal Reserve System, FINRA margin requirements and our internal policies. In most transactions, Regulation T limits the amount loaned to a customer for the purchase of securities to 50% of the purchase price. Furthermore, in the event of a decline in the value of the collateral, FINRA requirements regulate the percentage of client cash or securities that must be on deposit as collateral for the loans.

In permitting clients to purchase on margin, we are subject to the risk that the value of our collateral could fall below the amount of that client’s indebtedness. Agreements with margin account clients permit us to liquidate the clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, we may be unable to liquidate the clients’ securities for various reasons including, but not limited to, a thin trading market, an excessive concentration or the issuance of a trading halt.

The primary source of funds to finance client margin account balances is credit balances in the client’s account. We generally pay interest to clients on these credit balances at a rate determined periodically. SEC regulations restrict the use of client funds to the financing of client activities including margin account balances. Excess customer credit balances, as defined by SEC regulations, are invested in short-term securities segregated for the exclusive benefit of customers as required by SEC regulations. We generate net interest income when there is a positive interest rate spread between the rate earned from margin lending and segregated short-term investments and the rate paid on customer credit balances.

Institutional. The Institutional segment is comprised of businesses serving institutional customers in the areas of securities borrowing and lending, municipal finance, investment banking, fixed income sales and equity trading. Revenues in the institutional segment are derived from the net interest spread on stock loan transactions, commission and trading income from fixed income and equity products and investment banking fees from corporate and municipal securities transactions.

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

Investment Banking and Municipal Finance. Our investment banking and municipal finance businesses earn investment banking revenues by assisting corporate and public entity clients in meeting their financial needs and advising them on the most advantageous means of raising capital. Our municipal finance professionals assist public bodies in originating, syndicating and distributing securities of municipalities and political subdivisions. Our corporate finance professionals arrange and evaluate mergers and acquisitions, conduct private placements and participate in public offerings of securities with institutional and individual investors, assist clients with raising capital and provide other consulting and advisory services.

Our syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocates and markets our selling allotments to institutional clients and to other broker/dealers.

Southwest Securities maintains a corporate finance branch office in Dallas, Texas and municipal finance branch offices in Austin, Dallas, Longview, Allen and San Antonio, Texas; Irvine and Cardiff, California; Hillsdale, New York; Albuquerque, New Mexico; Charlotte, North Carolina; Lexington, Kentucky; Columbia, South Carolina and Monroe, Louisiana.

Participation in firm commitment corporate and municipal underwritings can expose us to material risk due to the possibility that the securities we have committed to purchase may not be sold at the initial offering price. In addition, Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public.

Fixed Income Sales and Equity Trading. Our fixed income sales and trading group specializes in trading and underwriting U.S. government and agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products. The clients of our fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions. Southwest Securities has fixed income offices in Austin and Dallas, Texas; Chicago, Illinois; Ft. Lauderdale and Palm Beach Gardens, Florida; Encino, Irvine and San Francisco, California; Canton and Westport, Connecticut; Evergreen, Colorado; Bloomfield, New Jersey; Memphis, Tennessee and New York, New York.

Our equity trading department focuses on providing best execution for equity and option orders for clients. We also execute institutional portfolio trades and are a market maker in a limited number of listed securities.

Banking. We offer traditional banking products and services through 12 full-service banking centers with 10 banking centers located in Texas, two located in Arlington and one located in each of Austin, Benbrook, Dallas, El Paso, Granbury, Houston, Southlake and Waxahachie, and two located in New Mexico with one each located in Albuquerque and Ruidoso. We specialize in two primary areas: business banking and mortgage purchase. Our focus in business banking includes small business (“SBA”) lending. We originate the majority of our loans internally, and we believe this business model helps us build more valuable relationships with our customers. Our banking operations are currently restricted by, and subject to, the Order with the OCC. See additional discussion of the Order in Note 29 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data”.

The Bank offers a full array of deposit products, including checking, savings, money market and certificates of deposit. As a full-service lender, the Bank offers competitive rates and terms on business loans, as well as a full line of consumer loans. Customers have access to comprehensive Internet banking services and online bill payment. The Bank offers commercial and commercial real estate loans as well as residential mortgage loans, primarily in Texas and New Mexico. In prior years, the Bank also provided interim construction lending to builders throughout the North Texas market.

Our mortgage purchase division purchases participations and sub-participations in newly originated residential loans (1-4 family), from various mortgage bankers nationwide. In the fourth quarter of fiscal 2012, the Bank signed a sub-participation agreement with a non-affiliate bank to sub-participate in this bank’s mortgage purchase program. We have made a maximum total commitment of $50.0 million pursuant to this agreement. As of June 30, 2012, 12% of the $294.3 million purchased mortgage loans held for investment balance was from this sub-participation agreement. The loans are pre-committed for sale by the mortgage company to secondary investors. The purchased mortgage loans held for investment are held by the Bank on average for 25 days or less. Approximately 95% of the loans conform to the standards of Fannie Mae, Freddie Mac or Ginnie Mae, and the rest are “A” credit jumbo loans. As of the date of this report, the Bank had approximately 60 customer/originators across the nation. Although the Bank is exposed to credit risk before the loans are sold by the mortgage company, there is no recourse to the Bank after the mortgage company sells the loan to the secondary investor.

The Bank earns substantially all of its revenues on the spread between the rates charged to customers on loans and the rates paid to depositors.

Revenues by Source

The following table shows our revenues by source for the last three fiscal years (dollars in thousands):

	2012		2011		2010

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenues from clearing operations	$9,385	3%	$10,708	3%	$10,584	3%

Commissions:
Listed equities	163	__	232	__	324	__
Over-the-counter equities	35,119	10%	36,036	9%	38,758	9%
Corporate bonds	19,082	6%	23,540	6%	33,270	8%
Government bonds and mortgage-backed securities	14,275	4%	14,951	4%	15,397	4%
Municipal bonds	46,687	13%	50,962	13%	51,138	12%
Options	1,058	__	1,295	__	2,542	__
Mutual funds	11,739	3%	11,744	3%	12,063	3%
Other	3,732	1%	3,907	1%	3,968	1%

	131,855		142,667		157,460

Interest	122,120	35%	138,867	36%	156,063	37%

Investment banking fees:
Corporate finance	4,606	1%	4,215	1%	2,197	__
Municipal finance	17,060	5%	15,937	4%	16,894	4%
Taxable fixed income	7,011	2%	8,912	2%	6,834	2%
Other (trading and other)	57	__	83	__	83	__

	28,734		29,147		26,008

Advisory and administrative fees:
Money market funds	(552)	__	435	__	275	__
Managed account fees	9,206	3%	8,101	2%	7,485	2%
Other	1,989	__	2,083	1%	2,065	__

	10,643		10,619		9,825

Net gains on principal transactions:
Equity securities	44	__	1,123	__	1,878	__
Municipal securities	19,511	5%	22,459	6%	22,305	6%
Corporate bonds	4,931	1%	5,739	2%	8,819	2%
Government issues	(1,849)	__	4,752	1%	8,535	2%
Other	6,849	2%	4,573	1%	(176)	__

	29,486		38,646		41,361

Other:
Insurance products	13,563	4%	12,919	3%	12,163	3%
Other security accounts fee revenue	2,645	1%	2,907	1%	2,814	1%
Floor brokerage	814	__	732	__	1,016	__
Non-interest bank revenue	2,718	1%	(838)	__	371	__
Regulatory fees	293	__	404	__	462	__
Other	1,485	__	3,041	1%	4,100	1%

	21,518		19,165		20,926

Total revenue	$353,741	100%	$389,819	100%	$422,227	100%

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

The Bank also operates in an intensely competitive environment. This environment includes other banks, credit unions, nonbank lenders and insurance companies. The competition ranges from small community banks to trillion dollar commercial banks. As with the securities industry, the ability to attract and retain skilled professionals is critical to the Bank’s success. To enhance these activities the Bank utilizes SWS for assistance in recruiting and educational programs. The Bank competes for community banking customers locally based on reputation, service, location and price. The Bank also competes nationally through its mortgage purchased division.

REGULATION

We operate in the financial services industry as, among other things, a securities broker/dealer, a registered investment advisor and a bank. As a result, our businesses are highly regulated by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges and, to a lesser extent, by foreign governmental agencies and financial regulatory bodies. As a matter of public policy, regulatory bodies in the U.S. are charged with, among other things, safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers, including depositors, the Federal Deposit Insurance Fund (“DIF”), and the banking system as a whole, not with protecting the interests of creditors or the stockholders of regulated entities.

Significant elements of the laws and regulations applicable to us are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies.

We are under the jurisdiction of the SEC and are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC. As a public company whose common stock is listed on the NYSE, we are subject to corporate governance requirements established by the SEC and NYSE, as well as federal and state law. Under the Sarbanes-Oxley Act, we are required to meet certain requirements regarding business dealings with members of our Board of Directors, the structure of our Audit Committee and ethical standards for our senior financial officers. Also, under Section 404 of the Sarbanes-Oxley Act, we are required to assess the effectiveness of our internal controls over financial reporting and to obtain an opinion from our independent auditors regarding the effectiveness of our internal controls over financial reporting. Under SEC and NYSE rules, we are required to comply with other standards of corporate governance, including having a majority of independent directors serve on our Board of Directors, and the establishment of independent audit, compensation and corporate governance committees.

We are a legal entity separate and distinct from our banking and non-banking subsidiaries. Our principal sources of funds are cash dividends paid by our subsidiaries, capital contributions from the sale of our securities, investment income, and borrowings. Normally, federal laws limit the amount of dividends or other capital distributions that a banking institution can pay, and the Bank must obtain prior approval from the OCC before it can pay dividends to us. On February 4, 2011, the Board of Directors of the Bank agreed to a Stipulation and Consent to Issuance of Order to Cease and Desist and the OTS issued the Order. The Order is now enforced by the OCC. The Order provides that, among other things, the Bank cannot declare or pay dividends or make any other capital distributions without the prior approval of the OCC after 30 days prior notice to the OCC. See also Note 29 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

Due to the recent financial economic crisis, many new regulations and statutes have been proposed or enacted over the past several years that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. Most notably, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted.

The Dodd-Frank Act seeks to restore responsibility and accountability to the U.S. financial system by significantly altering the regulation of financial institutions and the financial services industry. Most of the provisions contained in the Dodd-Frank Act have delayed effective dates, and full implementation will require many new rules to be issued by federal regulatory agencies over the next several years. While we continue to closely monitor the implementation of the Dodd-Frank Act, including new and proposed regulations, the full impact of the new rules on our business is still uncertain.

Among other things, the Dodd-Frank Act:

•

Established the Consumer Financial Protection Bureau (the “Bureau”), an independent organization within the Federal Reserve dedicated to protecting consumers through education, promulgating regulations that implement specified consumer protection laws applicable to all entities offering consumer financial products or services and enforcing those regulations.

•

Established the Financial Stability Oversight Council, tasked with the authority to identify and monitor institutions and systems which pose a systemic risk to the financial system, and to impose standards regarding capital, leverage, liquidity, risk management and other requirements for financial firms.

•	Abolished the OTS and transferred its functions to other federal banking agencies on July 21, 2011 as follows:

°	Functions, powers, authorities, rights and duties of the OTS related to the supervision of savings and loan holding companies and their subsidiaries (other than depository institutions) was transferred to the FRB;

°	Functions, powers, authorities, rights and duties of the OTS related to federal savings associations was transferred to the OCC; and

°	Functions, powers, authorities, rights and duties of the OTS related to state savings associations was transferred to the Federal Deposit Insurance Corporation (“FDIC”).

•	Required establishment of minimum capital requirements to depository institution holding companies.

•	Changed the base for FDIC insurance assessments.

•	Increased the minimum reserve ratio for the DIF from 1.15% to 1.35%.

•	Permanently increased the deposit insurance coverage amount from $100,000 to $250,000.

•	Directed the Federal Reserve to establish interchange fees for debit cards pursuant to a restrictive “reasonable and proportional cost” per transaction standard.

•	Limited the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading.

•

Granted the U.S. government authority to liquidate or take emergency measures with respect to troubled nonbank financial companies historically fell outside the existing resolution authority of the FDIC, including the establishment of an orderly liquidation fund.

•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•	Increased regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards and prepayment consideration.

•	Established new disclosure and other requirements relating to executive compensation and corporate governance.

•	Increased transparency of non-hedging derivative trading activity, with the goal of limiting speculation and increasing accountability in the commodities and derivatives (including swaps) market.

•	Removed the prohibition on paying interest on demand deposit accounts.

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. These initiatives may include proposals to expand or contract the powers of holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking and brokerage statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease our cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the impact that it, and any implementing regulations, would have on our financial condition or results of operations. Any change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material effect on our business.

Regulation of SWS Group. SWS Group is regulated under the Savings and Loan Holding Company Act, as amended (the “SLHC Act”), and its subsidiaries that are not functionally regulated are subject to inspection, examination and supervision by the FRB.

The FRB has the power to order any savings and loan holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the holding company.

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This provision is commonly called the “Volcker Rule”. In October 2011, federal regulators proposed rules to implement the Volcker Rule. The proposed rules are highly complex, and many aspects of their application remain uncertain.

FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement for savings and loan holding companies, such as SWS Group. Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a holding company’s bankruptcy, any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulation of the Securities Business. The securities industry in the United States is subject to extensive regulation under federal and state laws and regulations. Our U.S. broker/dealer subsidiaries are registered as such with the SEC and FINRA. Self-regulatory organizations such as FINRA have also enacted rules (which are subject to approval by the SEC) for governing the industry. Securities firms are subject to regulation by state securities commissions in the states in which they conduct business. Southwest Securities and SWS Financial are registered in all 50 states and the District of Columbia. Southwest Securities is also registered in the U.S. Virgin Islands. Federal and state authorities, as well as state regulatory authorities, have the power to undertake periodic examinations of our securities broker/dealer operations for the purpose of assuring our compliance with the applicable rules and regulations.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including the manner in which securities transactions are effected, net capital requirements, recordkeeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, sales methods and conduct, experience and training requirements for certain employees, the conduct of investment banking and research activities and the manner in which we prevent and detect money-laundering activities. Legislation and changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer firm, its officers or employees.

Our broker/dealer subsidiaries are subject to the SEC’s net capital rule (Exchange Act Rule 15c3-1). Generally, a broker/dealer’s net capital is equal to its net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other operational charges. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker/dealer and constrain the ability of a broker/dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation.

Compliance with the net capital requirements may limit our operations, requiring the intensive use of capital. Such rules require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker/dealer subsidiaries, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends, meet our debt covenant requirements or to expand or maintain present business levels. In addition, such rules may require us to make substantial capital contributions into one or more of our broker/dealer subsidiaries in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of the SEC’s net capital rule. As of June 29, 2012, Southwest Securities had regulatory net capital, as defined by Exchange Act Rule 15c3-1, of $150.3 million, which exceeded the amounts required by $143.6 million. However, the amount of net excess capital can change dramatically within a short period of time.

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

As a savings and loan holding company, we are subject to regulation and examination by the FRB. The Bank is subject to regulation and examination by the OCC (its primary federal regulator). The banking regulators, including the OCC, FDIC and FRB have broad and, in some cases, overlapping, authority to prohibit activities of holding companies, federal savings banks, their non-banking subsidiaries, directors, officers and other institution affiliated parties (such as attorneys and accountants) that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. The OCC can assess civil money penalties for violations of law, OTS/OCC orders, written conditions or written agreements with the OCC, as well as certain activities conducted on a “knowing and reckless” basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.375 million for each day the activities continue.

The Dodd-Frank Act transferred the functions of the OTS (other than consumer protection) as they relate to the Bank to the OCC, and as they relate to SWS Group, to the FRB on July 21, 2011 (“Transfer Date”). Eventually, we will be required to comply with capital and activity requirements similar to those currently applicable to bank holding companies. In addition, the Dodd-Frank Act enacted new minimum capital requirements for depository institution holding companies and the federal banking agencies have proposed rules implementing these statutory provisions. The OCC published a final rule on the Transfer Date clarifying the application of its rules to federal savings banks in certain areas, including assessments, preemption of state law, visitorial powers and other clarifying administrative matters.

The Dodd-Frank Act also requires the FRB to mandate that any bank holding company or savings and loan holding company serve as a “source of financial strength” for any subsidiary that is a depository institution. The Dodd-Frank Act gave the federal banking agencies one year after the Transfer Date to issue joint final rules related to the source of financial strength requirement, however, these rules have not been proposed. “source of financial strength” is defined as the ability of a company that directly or indirectly owns or controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution. Once these rules are finalized, as a savings and loan holding company, we will be required to be a “source of financial strength” for the Bank.

In July 2010, the FDIC voted to revise its existing Memorandum of Understanding with the primary federal regulators to enhance the FDIC’s existing backup authorities over insured depository institutions that the FDIC does not directly supervise. As a result, the Bank may be subject to increased supervision by the FDIC.

With very limited exceptions, we may not be acquired by any company or by any individual without the approval of a governing bank regulatory agency. That agency must complete an application review, and generally the public must have an opportunity to comment on any proposed acquisition. Without prior approval from the FRB, we may not acquire more than five percent of the voting stock of any savings institution or bank. The Dodd-Frank Act restricts a bank that is the subject of a formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter from converting its charter, subject to certain exceptions.

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

Federal statutes and OCC regulations have established five capital categories for federal savings banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The federal banking agencies have jointly specified by regulation the relevant capital level for each category. An institution is defined as well-capitalized when its total risk-based capital ratio is at least 10.00%, its Tier I risk-based capital ratio is at least 6.00%, its Tier I (core) capital ratio is at least 5.00%, and it is not subject to any federal supervisory order or directive to meet a specific capital level. On February 4, 2011, the Board of Directors of the Bank agreed to the Stipulation and Consent to Issuance of Order to Cease and Desist and the Order was issued. As a result of the issuance of the Order, effective February 4, 2011, the Bank was deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OCC regulations and the Order. See also Note 29 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”. On August 30, 2012, the Federal Reserve, the FDIC and the OCC published three proposed rules that would substantially amend the regulatory risk-based capital rules applicable to SWS Group and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Public comments on the proposed rules are requested by October 22, 2012. After the comment period closes, the bank regulators will review the comments and publish final rules, which may vary substantially from the proposed rules.

The Basel III capital framework as adopted in the United States in the future will apply to SWS on a consolidated basis and to the Bank and will establish substantially higher capital requirements than currently apply. The proposed rules would require the following in regard to capital ratios:

•	Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5% (plus a 2.5% “capital conservation buffer” that is phased in, resulting in a fully phased in ratio of 7.0%);

•	Tier 1 capital to risk-weighted assets ratio of 6% (plus the capital conservation buffer, resulting in a fully phased in ratio of 8.5%);

•	Total capital ratio of 8% of total risk-weighted assets (plus the capital conservation buffer, resulting in a fully phased in ratio of 10.5%); and

•	Tier 1 leverage ratio of 4%.

The proposed effective date for this new capital framework is January 1, 2013 with a six-year phase in period. Under the proposed rules, in order to avoid limitations on capital distributions (including dividend payments, discretionary payments on Tier 1 instruments and share buybacks) and certain discretionary bonus payments, a banking organization would need to hold a specific amount of Common Equity Tier 1 capital in excess of their minimum risk based capital ratios. The fully phased-in buffer amount would be equal to 2.5% of risk-weighted assets.

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

The aggregate liability of the holding company of an undercapitalized depository institution is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. However, the guarantee can be limited for a holding company that is a “functionally regulated affiliate” of the depository institution, such as a holding company that is a broker/dealer registered with the SEC, if the functional regulator of the affiliate objects. For example, the FRB could require an SEC registered broker/dealer holding company for an undercapitalized federal savings bank to guarantee the bank’s capital restoration plan, subject to the limitations summarized above and subject to an objection from the holding company’s functional regulator, the SEC.

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

The FDIC insures the deposits of the Bank up to the applicable maximum in each account, or up to $250,000 per account. FDIC deposit insurance is backed by the full faith and credit of the United States government. The Dodd-Frank Act, as amended, provided unlimited FDIC deposit insurance on noninterest-bearing transaction accounts held at all insured depository institutions for the period from January 1, 2011 through December 31, 2012. This temporary unlimited coverage is separate from, and in addition to, the coverage provided to depositors for other accounts at an insured depository institution. At this time, it is unclear whether this temporary unlimited coverage will be extended beyond December 31, 2012.

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

Under the Dodd-Frank Act, the FDIC was given much greater discretion to manage the DIF, including where to set the designated reserve ratio (“DRR”). The Dodd-Frank Act increased the DRR from 1.15 percent to 1.35 percent and left unchanged the requirement that the FDIC Board set the DRR annually. The FDIC Board must set the DRR according to the following factors: (i) risk of loss to the insurance fund; (ii) economic conditions affecting the banking industry; (iii) preventing sharp swings in the assessment rates and (iv) any other factors it deems important. Based on those factors, the FDIC Board decided to set the DRR at 2.00 percent based on a historical analysis of losses to the DIF. The analysis showed in order to maintain a positive fund balance and steady, predictable assessment rates, the DRR must be at least 2.00 percent as a long-term, minimum goal. The DRR increase may increase FDIC deposit insurance assessments in the future.

Numerous regulations promulgated by the federal banking agencies, including the Bureau, as amended from time to time, affect the business operations of the Bank. These include regulations relating to holding company regulation, equal credit opportunity, electronic fund transfers, fair credit reporting, fair debt collection, service members civil relief, collection of checks, insider lending, lending limits, truth in lending, truth in savings, home ownership and equity protection, transactions with affiliates and availability of funds. Under FRB regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the historical effect of the reserve requirements is to increase the Bank’s cost of funds. The Financial Services Regulatory Relief Act of 2006 authorized the Federal Reserve banks to pay interest on reserves, subject to regulations of the FRB, effective October 1, 2011. However, the Emergency Economic Stabilization Act of 2008 changed the effective date for this authority to October 1, 2008.

The Bank is subject to regulation by the Bureau, established by the Dodd-Frank Act as an independent entity within the Federal Reserve, which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. The Bureau has broad rule-making authority for a wide range of consumer protection laws, including but not limited to, laws relating to alternative mortgage transaction parity, consumer leasing, electronic fund transfers, equal credit opportunity, fair credit billing, fair credit reporting, home owners protection, fair debt collection practices, lack of deposit insurance, consumer financial privacy, home mortgage disclosure, home ownership and equity protection, real estate settlement procedures, mortgage licensing, truth in lending and truth in savings, among other laws. The Bureau also has the authority to prohibit “unfair, deceptive or abusive” acts and practices related to offering consumer financial services or products. Because the Bank has less than $10 billion in total assets, the primary federal regulator with examination authority over the Bank for compliance with consumer financial protection laws is the OCC.

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

The Community Reinvestment Act of 1977 (“CRA”) requires deposit institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial non-compliance. In the most recent examination, we received a “Satisfactory” CRA rating from the OTS. In the future, the OCC will examine the Bank for CRA compliance. The Bank has committed $8.0 million to three investments in limited partnership equity funds as a cost effective way of meeting its obligations under the CRA. As of June 30, 2012, the Bank had invested $2.4 million of its aggregate commitment to the three funds. These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limits the Bank’s ownership interest to 3% in any private equity funds and the federal agencies that will enforce the rule guaranteed that it will become effective July 21, 2014. Thereafter, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010, and funds that are “designed primarily to promote the public welfare” are not subject to the rule as proposed. The Bank’s ownership percentage in two of the limited partnership equity funds are greater than 3% and would qualify as illiquid funds. In addition, these limited partnership equity funds may qualify as “designed primarily to promote the public welfare” as the Bank invests in these funds as a cost effective way of meeting its obligations under the CRA. The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.

Transactions between the Bank and its nonbanking affiliates, including us, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The FRB’s Regulation W implements Section 23A and 23B of the Federal Reserve Act and codifies prior interpretive guidance with respect to affiliate transactions. The Dodd-Frank Act amends the definition of “affiliate” in Section 23A of the Federal Reserve Act to include “any investment fund with respect to which a member bank or an affiliate thereof is an investment advisor.” This amendment became effective on July 21, 2012.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions, their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act amends the statutes placing limitations on loans to insiders by including credit exposures to the person arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction between the member bank and the person within the definition of an extension of credit to an insider. This amendment became effective on July 21, 2012.

Subject to various exceptions, savings and loan holding companies and their affiliates are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a holding company or its affiliates.

We are subject to the requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or SAFE Act. The SAFE Act requires mortgage loan originators who are employees of regulated institutions (including banks and certain of their subsidiaries) to be registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”), a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state. As part of this registration process, mortgage loan originators must furnish the Registry with background information and fingerprints for a background check. The SAFE Act generally prohibits employees of a regulated financial institution from originating residential mortgage loans without first registering with the Registry and maintaining that registration. Financial institutions must also adopt policies and procedures to ensure compliance with the SAFE Act.

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

EMPLOYEES

At June 29, 2012, we employed 1,065 individuals. Southwest Securities, SWS Financial and SWS Insurance employed 882 of these individuals, 166 of whom were full-time registered representatives, and the Bank employed 183 individuals. In addition, 310 registered representatives were affiliated with SWS Financial as independent contractors.

CUSTOMERS

As of the date of this report, we provided full-service securities brokerage to approximately 35,000 client accounts and clearing services to approximately 130,000 additional client accounts. No single client accounts for a material percentage of our total business.

As of the date of this report, we provided deposit and loan services to approximately 93,000 customers through the Bank and its subsidiaries, which included approximately 89,000 Southwest Securities’ customer accounts. No single customer constitutes a material percentage of the Bank’s total business.

TRADEMARKS

We own various registered trademarks and service marks, including “Southwest Securities,” “SWS,” “SWS Financial,” “Southwest Securities, FSB,” and “SWS Group,” which are not material to our business. We also own various design marks related to logos for various business segments.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our executive officers and their respective ages and positions at September 6, 2012, followed by a brief description of their business experience over the past five years. Each listed person has been appointed to the indicated office by our Board of Directors.

Name	Age	Position

James H. Ross	62	Director, President and Chief Executive Officer
Stacy M. Hodges	49	Executive Vice President, Chief Financial Officer and Treasurer
Daniel R. Leland	51	Executive Vice President
Richard H. Litton	65	Executive Vice President
Jeffrey J. Singer	43	Executive Vice President
W. Norman Thompson	56	Executive Vice President and Chief Information Officer
Allen R. Tubb	58	Executive Vice President, General Counsel and Secretary

James H. Ross was named President, Chief Executive Officer and a member of the Board of Directors of SWS Group on October 28, 2010. Prior to October 28, 2010, Mr. Ross had served as interim CEO and member of the Board since August 18, 2010. He previously served as Executive Vice President since November 2004 and, in September 2007, was elected President and Chief Executive Officer of Southwest Securities. Mr. Ross served as the Director of the Private Client Group at Southwest Securities from March 2004 to March 2008. He served as Chief Executive Officer of SWS Financial from September 2004 to April 2011. Mr. Ross came to Southwest Securities in 2004 to head the Private Client Group’s brokerage office in Dallas, Texas. Prior to coming to Southwest Securities, Mr. Ross was with UBS Paine Webber, where, from April 1991 to December 2003, Mr. Ross held various positions from financial advisor to branch manager. He began his securities industry career in 1975.

Stacy M. Hodges was named Chief Financial Officer and Treasurer on August 25, 2011 and prior to August 25, 2011, had served as interim Chief Financial Officer and Treasurer since October 12, 2010. She has served as Executive Vice President since February 1999. She previously served as Treasurer and Chief Financial Officer from August 1998 to August 2002. Ms. Hodges was Controller from November 1994 to August 1998. Ms. Hodges served as Director of Southwest Securities from June 1997 to August 2002 and from January 2012 to the present and served as Chief Financial Officer of Southwest Securities from June 1997 to December 2011. Prior to joining Southwest Securities, Ms. Hodges was a Senior Audit Manager in the Financial Services division of KPMG LLP. Ms. Hodges serves as a trustee on the board of SIFMA’s Securities Industry Institute as well as a member of the Baylor University Accounting Advisory Council. Ms. Hodges is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs.

Daniel R. Leland has served as Executive Vice President since May 2007. Mr. Leland was also Executive Vice President from February 1999 to September 2004. He served as President and Chief Executive Officer of Southwest Securities from August 2002 to September 2004. He also served as Executive Vice President of Southwest Securities from July 1995 to August 2002 and was re-elected in February 2006. Mr. Leland began his career at Barre & Company in June 1983 where he was employed in various capacities in fixed income sales and trading before becoming President of Barre & Company in 1993. Mr. Leland has been an arbitrator for the National Association of Securities Dealers (NASD) and is a past Vice Chairman of the District 6 Business Conduct Committee. He is a past board member of the Bond Dealers of America and currently serves as the chair of the Taxable Committee.

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

Allen R. Tubb was elected Vice President, General Counsel and Secretary in August 2002 and Executive Vice President in November 2011. He joined SWS as Corporate Counsel and Secretary in October 1999. From 1979 to 1999, Mr. Tubb was employed with Oryx Energy Company and its predecessor Sun Exploration and Production Company in various capacities including Chief Counsel, Worldwide Exploration and Production. Mr. Tubb is a member of the Texas Bar Association.

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

RISKS SPECIFIC TO OUR INDUSTRIES

Recently enacted regulatory reform legislation will impose additional regulatory requirements on us. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time. SWS Group and the Bank will be subject to significant additional regulatory requirements, which may have a material impact on each or both of them, or SWS as a whole. The key effects of the Dodd-Frank Act on our business include:

•	changes to the supervisory structure for SWS Group and the Bank;
•	changes to regulatory capital requirements applicable to SWS Group and the Bank;
•	establishment of the Bureau with broad authority to implement new consumer protection regulations;
•	increases in the minimum reserve ratio for the deposit insurance fund of the FDIC to 2.00% and a change in the base for FDIC insurance assessments; and
•	proposed prohibitions on “proprietary trading” and proposed limitations with respect to the sponsorship of, and investment in, hedge funds and private equity.

As a result of the Dodd-Frank Act, the OTS was abolished and, on July 21, 2011, the OCC took over supervision and regulation of federal thrifts, such as the Bank, and the FRB took over supervision and regulation of savings and loan holding companies, including SWS Group. As a result, we expect to become subject to regulatory capital and activity requirements similar to those currently imposed on bank holding companies regulated by the FRB. The Dodd-Frank Act requires that SWS Group serve as a “source of strength” for the Bank and will eventually result in new minimum capital requirements for depository institution holding companies.

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

We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity. Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters has increased dramatically in the past several years. The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials. Press coverage and other public statements that assert some form of wrongdoing often result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.

Failure to comply with the extensive state and federal laws governing our securities and banking operations, or the regulations adopted by several self-regulatory agencies having jurisdiction over us, could have material adverse consequences for us. Broker/dealers and banks are subject to regulation in almost every facet of their operations. Our ability to comply with these regulations depends largely on the establishment and maintenance of an effective compliance system as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed non-compliance with these laws or regulations or possibly for the claimed non-compliance of our correspondents. If a claim of non-compliance is made by a regulatory authority, the efforts of our management could be diverted to responding to such claim and we could be subject to a range of possible consequences, including the payment of fines and the suspension of one or more portions of our business. Our clearing contracts generally include automatic termination provisions that are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. Failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our business has been and may continue to be materially and adversely affected by financial market conditions and economic conditions generally. Our business is affected by conditions in the financial markets and economic conditions generally around the world. The financial services industry and the securities markets generally are materially and adversely affected by recessionary environments which can cause significant declines in the values of nearly all asset classes. Concerns about financial institution profitability and solvency as a result of general market conditions, particularly in the credit markets, may cause our clients to reduce the level of business that they do with us. Declines in asset values, the lack of liquidity, general uncertainty about economic and market activity and a lack of consumer and investor confidence have negatively impacted, and may continue to negatively impact, our business.

Our financial performance is highly dependent on the business environment in which we operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence, active new issuance markets for fixed income and equity securities and strong business earnings. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the global financial markets. In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, our business could be adversely affected in many ways.

Overall, the business environment since 2008 has been extremely adverse. While many economists believe the recession ended in June 2009, unemployment and tight credit markets along with problems in Europe continue to create a fragile economic environment, and there is no guarantee that conditions will not worsen again leading to further decline in economic and market conditions. On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations in recent months. While the ultimate impact of such action is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. Although Texas was largely insulated from severe job loss and real estate market deterioration at the start of the recession, it has now experienced distress in residential and commercial real estate values as well as elevated unemployment. These conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity.

Our ability to access capital markets is dependent on market conditions and our credit standing, which could change unfavorably. Factors that are significant to the determination of our credit worthiness or otherwise affect our ability to raise financing include the level and volatility of our earnings and whether we have net losses;

our relative competitive position in the markets in which we operate; our product diversification; our ability to retain key personnel; our risk profile; our risk management policies; our cash liquidity; our capital adequacy; our corporate lending credit risk and legal and regulatory developments. Additionally, market conditions can be unfavorable for our industry causing banks and other liquidity providers to reduce or limit credit to our industry. This could limit the availability of, and thus our access to, capital and/or increase the cost of funding new or existing businesses.

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

The Order and the March 16, 2012 modification (“Modified Order”) as discussed in Note 29 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data,” requires that the Bank maintain a Tier I (core) capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Modified Order restricts lending by the Bank but allowed for relief from certain operating and growth restrictions required under the Order. These restrictions may reduce earnings and growth of the Bank. Depending on the decrease in total assets held by the Bank, if any, and satisfaction of other aspects of the Order, the OCC (as successor to the OTS) can institute other corrective measures and has broad enforcement powers to impose additional restrictions on our operations.

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

Although both classified and non-performing assets have improved throughout fiscal 2012, the Bank expects credit quality to remain challenging and at elevated levels of risk at least through June 30, 2013. Continued deterioration in the credit quality of the Bank’s real estate loan portfolio could significantly increase non-performing loans, require additional increases in loan loss reserves and elevate charge-off levels. The occurrence of any of these events could have a material adverse effect on the Bank’s capital, financial condition and results of operations and increase the risk of additional regulatory action.

The Bank is subject to regulatory capital requirements that may limit its operations and potential growth. The Bank is a federal savings bank that is subject to comprehensive supervision and regulation of the OCC, including risk-based, leverage and tangible capital ratio requirements. Capital requirements may rise above normal levels when the Bank experiences deteriorating earnings and credit quality, and the OCC may increase the Bank’s capital requirements based on general economic conditions and the Bank’s particular condition, risk profile and growth plans. Our Order with the OCC provides that the Bank will maintain a total Tier I (core) capital ratio of 8% and risk-based capital ratio of 12%. Compliance with capital requirements may limit the Bank’s operations that require the intensive use of capital and could adversely affect the Bank’s ability to expand or maintain present business levels.

Failure to achieve and maintain effective internal controls could result in a misstatement of our financial statements. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. A material weakness is a control deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

Ineffective internal controls could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in maintaining effective internal controls, we may be unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures. Any such failure in the future could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be in default under our Credit Agreement or be subject to, among other things, investigations or regulatory or enforcement actions by the SEC, the Federal Reserve, the FDIC, the OCC or other governmental authorities.

In addition, any failure to maintain effective internal controls could cause investors to lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

Interest rates are sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could affect the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings. Such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

In addition, the Bank is exposed to the risk that its loan customers may not repay their loans in accordance with their terms, the collateral securing the loans may be insufficient, or its loan loss reserve may be inadequate to fully compensate the Bank for the outstanding balance of the loan plus the costs to dispose of the collateral. Our mortgage warehousing activities subject us to credit risk during the period between funding by the Bank and when the mortgage company sells the loan to a secondary investor.

Significant failures by our customers, including correspondents, or clients to honor their obligations, together with insufficient collateral and reserves, could have a material adverse affect on our business, financial condition, results of operations and cash flow.

The Bank’s allowance for loan losses may not be sufficient to cover actual loan losses. The Bank’s borrowers may fail to repay their loans according to the loan terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. We make various assumptions, estimates and judgments about the collectibility of the Bank’s loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the loans. In determining the amount of the allowance for loan losses, the Bank relies on a number of factors, including its experience and evaluation of economic conditions. If the Bank’s assumptions prove to be incorrect, its allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, and adjustments may be necessary that would have a material adverse effect on our operating results.

The Bank’s commercial real estate, commercial and mortgage lending businesses are dependent on the general health of the Texas and New Mexico economies. The downturn in these economies has adversely affected these lines of business, and consequently our financial condition, results of operations and cash flow. Any further deterioration in the economies of Texas or New Mexico could have an adverse impact on our financial condition, results of operations and cash flow.

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

We depend on the highly skilled, and often specialized, individuals we employ. Competition for the services of personnel in our loan production, private client group, securities lending and trading businesses is intense, and we may not be able to retain them. We generally do not enter into employment agreements or noncompetition agreements with our employees. Our business, financial condition, operating results and cash flow could be materially impacted if we were to lose the services of certain of our loan production, private client group, securities lending or trading professionals. In particular, in our retail and institutional securities brokerage business we depend on the brokers and financial advisors that advise our clients, certain of whom generate significant income for us.

We depend on our computer and communications systems and an interruption in service would negatively affect our business. Our businesses rely on electronic data processing and communications systems. The effective use of technology allows us to better serve clients, increases efficiency and enables firms to reduce costs. Our continued success will depend, in part, upon our ability to successfully maintain, secure and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands and our ability to retain skilled information technology employees. Significant malfunctions or failures of our computer systems, computer security or any other systems in the trading process (e.g., record retention and data processing functions performed by third parties, and third party software, such as Internet browsers) could cause delays in customer trading activity. Such delays could cause substantial losses for customers and could subject us to claims from customers for losses, including litigation claiming fraud or negligence. In addition, if our computer and communications systems fail to operate properly, regulations would restrict our ability to conduct business. Any such failure could prevent us from collecting funds relating to customer transactions, which would materially impact our cash flow. Any computer or communications system failure or decrease in computer system performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

Our Credit Agreement contains restrictions and covenants that impact our business and expose us to risks that could adversely affect our liquidity and financial condition. On July 29, 2011, we entered into a $100.0 million Credit Agreement with Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”). The Credit Agreement contains customary covenants, which require us to, among other things:

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

If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments under the Credit Agreement, or we fail to comply with the requirements of our indebtedness, we could default under the Credit Agreement. Any default that is not cured or waived could result in the acceleration of the obligations under the Credit Agreement. Any such default which actually causes an acceleration of obligations could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in such agreement or future debt agreements may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to our business.

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

In addition, if our customers decide not to invest with us, our liquidity could be adversely affected. If our retail banking and securities clients withdraw their deposits or our institutional customers withdraw their trading lines with us, our liquidity would be impaired. Furthermore, we currently have access to advances from the Federal Home Loan Bank (“FHLB”). If we become subject to regulatory actions, we may not have access to these advances and our liquidity could be impaired.

Our securities business is subject to numerous operational risks. Our securities business must be able to consistently and reliably obtain securities pricing information and accurately assess loan values, process transactions and provide reports and other customer service. Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, portfolio accounting or other data processing systems do not operate properly or are disabled, or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to our customers and clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.

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

Our portfolio trading business is highly price competitive and serves a very limited market. Our portfolio trading business serves one small component of the portfolio trading execution market with a small customer base and a high service model, charging competitive commission rates. Consequently, growing or maintaining market share is very price sensitive. We rely upon a high level of customer service and product customization to maintain our market share; however, should prevailing market prices fall, or the size of our market segment or customer base decline, our profitability would be adversely impacted. In addition, in our portfolio trading business, we purchase securities as principal, which subjects our capital to significant risks. Further, the business may be materially impacted. See “– Market fluctuations could adversely impact our securities business.”

Our existing correspondents may choose to perform their own clearing services, move their clearing business to one of our competitors or exit the business. As our correspondents’ operations grow, they often consider the option of performing clearing functions themselves, in a process referred to as “self-clearing.” The option to convert to self-clearing operations may be attractive due to the fact that as the transaction volume of a broker/dealer grows, the cost of implementing the necessary infrastructure for self-clearing may eventually be offset by the elimination of per transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing broker/dealers to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. Furthermore, our correspondents’ may decide to use the clearing services of one of our competitors or exit the business. Significant losses to self-clearing could have a material adverse affect on our business, financial condition, results of operations and cash flow.

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

We may not be able to realize the value of our deferred tax asset. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. As of June 29, 2012, our net deferred tax assets were approximately $23.7 million. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.

Rising insurance costs and regulations could adversely affect our business. Our operations and financial results are subject to risks and uncertainties associated with the increasing costs and regulations related to our use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including, without limitation, property and casualty, workers’ compensation, general liability, and the company-funded portion of employee-related health care benefits. While the nature and scope of increasing costs and regulatory changes cannot be predicted, they could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

We have 19 retail brokerage offices with 10 in Texas, six in California, two in Oklahoma and one in Nevada. The lease on the Rancho Bernardo, California office expired on June 30, 2012 and the lease was not renewed.

We have 13 municipal finance branches, with five offices in Texas, two in California and one in each of New Mexico, North Carolina and South Carolina. In addition, municipal finance has an additional branch in each of Kentucky, New York and Louisiana for which SWS does not maintain an office. We have 15 fixed income branch offices, three in California and Florida, two in Connecticut and Texas, and one branch in each of Illinois, Colorado, New Jersey, Tennessee and New York. Our corporate finance office is located in Dallas, Texas. We also have a disaster recovery site in Dallas, Texas covering our brokerage and banking operations.

The Bank leases branch offices in Arlington, Austin, Benbrook, Downtown Dallas, El Paso, Houston and Southlake, Texas, and Albuquerque and Ruidoso, New Mexico. The Bank also owns a non-operational drive-in facility located in central Arlington, Texas. The Bank owns its banking facilities in Granbury, Waxahachie and South Arlington, Texas.

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

ITEM 3. LEGAL PROCEEDINGS

In the general course of our brokerage business and the business of clearing for other brokerage firms, we have been named as defendants in various pending lawsuits and arbitration and regulatory proceedings. These claims allege violations of various federal and state securities laws, among other matters. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. We believe that resolution of these claims will not result in a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Matters

Market for Common Stock. Our common stock trades on the NYSE under the symbol “SWS.” At August 30, 2012, there were 116 holders of record of our common stock and approximately 5,700 beneficial holders of our common stock. The following table sets forth for the periods indicated the high and low market prices for the common stock and the cash dividend declared per common share:

June 25, 2011 to June 29, 2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Cash dividend declared per common share	$0.00	$0.00	$0.00	$0.00
Stock price range
High	$6.31	$7.56	$7.77	$5.94
Low	$3.67	$4.03	$4.79	$5.08

June 26, 2010 to June 24, 2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Cash dividend declared per common share	$0.09	$0.01	$0.01	$0.01
Stock price range
High	$10.22	$7.57	$6.49	$6.76
Low	$6.71	$3.91	$4.27	$5.59

Stock Repurchases. The following table provides information about purchases of common stock by SWS during the quarter ended June 29, 2012:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)

3/31/12 to 4/27/12	4,445	$5.74	__	500,000
4/28/12 to 5/25/12	__	__	__	500,000
5/26/12 to 6/29/12	__	__	__	500,000

	4,445	$5.74	__

(1) The 4,445 shares of common stock repurchased during the three months ended June 29, 2012 were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2) On August 24, 2011, the Board of Directors approved and announced a plan authorizing us to repurchase up to 500,000 shares of our common stock from time to time in the open market for an 18-month period ending on February 28, 2013. The Company does not intend to repurchase any shares of common stock under this plan.

Dividend policy. On a quarterly basis, the board of directors will determine whether we will pay a cash dividend. The payment and rate of dividends on our common stock is subject to several factors including limitations imposed by the terms of our Credit Agreement with Hilltop and Oak Hill, regulatory approval, operating results, our financial requirements, and the availability of funds from our subsidiaries, including the broker/dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA, and the Bank, which may be subject to restrictions by federal banking agencies and the Order. Specifically, our Credit Agreement with Hilltop and Oak Hill limits our quarterly cash dividend to $0.01 per share and only so long as we are not in default of any terms of the Credit Agreement. We currently intend to retain earnings to fund growth and do not plan to pay dividends on our common stock in the near future.

Equity Compensation Plan Information

Restricted Stock Plan. On November 12, 2003, our stockholders approved the adoption of the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”). In November 2007, the stockholders of SWS Group approved an amendment to the Restricted Stock Plan to increase the number of shares available thereunder by 500,000. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of our common stock to our directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period for awards is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan is fully vested after three years or is subject to a four year cliff vesting schedule, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant. At June 29, 2012, the total number of shares outstanding under the Restricted Stock Plan was 396,625 and the total number of shares available for future grants was 24,637.

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

The assets of the deferred compensation plan include investments in SWS Group common stock, Westwood Holdings Group, Inc. (“Westwood”) common stock and company-owned life insurance (“COLI”). Investments in SWS Group common stock are carried at cost and are held as treasury stock with an offsetting deferred compensation liability in the equity section of the consolidated statements of financial condition. The deferred compensation plan limited the number of shares of SWS Group common stock that may be issued to 375,000 shares. On November 17, 2009, the stockholders of SWS Group voted to increase the authorized number of shares of SWS Group common stock available for issuance under the deferred compensation plan from 375,000 shares to 675,000 shares. The number of shares of SWS Group common stock available for future issuance under the plan was 197,354 at June 29, 2012. Investments in Westwood common stock are carried at market value and recorded as securities available for sale. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets in the consolidated statements of financial condition.

For the fiscal year ended June 29, 2012, we had approximately $18.9 million, with a market value of $17.7 million, in deferred compensation plan assets. At June 29, 2012, funds totaling $3.5 million were invested in 305,852 shares of our common stock. Approximately $1.6 million of compensation expense was recorded for participant contributions and employer matching contributions related to the deferred compensation plan in fiscal 2012.

The trustee of the deferred compensation plan is Wilmington Trust Company.

Stock Option Plans. We did not have any active stock option plans at June 29, 2012. All currently outstanding options under the SWS Group, Inc. Stock Option Plan (the “1996 Plan”) may still be exercised until their contractual expiration dates. Options granted under the 1996 Plan have a maximum ten-year term, and all options are fully vested. See Note 1(v) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

The following table sets forth certain information concerning our equity compensation plans approved by our stockholders as of June 29, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by stockholders	404,177	(1)	$8.95	(2)	221,991	(3)

Total	404,177		$8.95		221,991

(1) Amount represents 98,325 shares issuable upon the exercise of options granted under the 1996 Plan and 305,852 stock units credited to participants’ accounts under the deferred compensation plan (see descriptions above).

(2) Calculation of weighted-average exercise price does not include stock units credited to participants’ accounts under the deferred compensation plan.

(3) Amount represents 197,354 shares available for future issuance under the deferred compensation plan and 24,637 shares available for future issuance under the Restricted Stock Plan. The 1996 Plan expired on February 1, 2006, and there are no longer any shares available for issuance thereunder. All options outstanding under the 1996 Plan may still be exercised until their contracted expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended June 29, 2012 have been derived from our Consolidated Financial Statements as audited by our independent registered public accounting firm. The historical financial data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto, the other financial information contained in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Events and Transactions.”

	(In thousands, except ratios and per share amounts)
	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010	June 26, 2009	June 27, 2008
Consolidated Operating Results:
Total revenue	$353,741	$389,819	$422,227	$485,677	$477,527
Net revenue (1)	293,423	342,064	366,971	381,621	301,631
Net income (loss) from continuing operations	(4,729)	(23,203)	(2,893)	23,631	30,854
Net income from discontinued operations	—	—	—	—	17
Extraordinary gain, net of tax of $571	—	—	—	—	1,061
Net income (loss)	(4,729)	(23,203)	(2,893)	23,631	31,932
Earnings (loss) per share – basic(2)
Income (loss) from continuing operations	$(0.14)	$(0.71)	$(0.10)	$0.86	$1.12
Income from discontinued operations	—	—	—	—	—
Extraordinary gain	—	—	—	—	0.04
Net income (loss)	$(0.14)	$(0.71)	$(0.10)	$0.86	$1.16
Earnings (loss) per share – diluted(2)
Income (loss) from continuing operations	$(0.14)	$(0.71)	$(0.10)	$0.86	$1.12
Income from discontinued operations	—	—	—	—	—
Extraordinary gain	—	—	—	—	0.04
Net income (loss)	$(0.14)	$(0.71)	$(0.10)	$0.86	$1.16
Weighted average shares outstanding – basic(2)	32,650	32,515	30,253	27,429	27,502
Weighted average shares outstanding – diluted(2)	32,650	32,515	30,253	27,509	27,602
Cash dividends declared per common share	$0.00	$0.12	$0.36	$0.36	$0.34

Consolidated Financial Condition:
Total assets	$3,546,843	$3,802,157	$4,530,691	$4,199,039	$5,118,251
Long-term debt (3)	138,450	86,247	99,107	111,913	95,194
Stockholders’ equity	355,702	357,469	383,394	340,357	323,006
Shares outstanding	32,576	32,285	32,342	27,263	27,196
Book value per common share	$10.92	$11.07	$11.85	$12.48	$11.88

Bank Performance Ratios:
Return on assets	0.2%	(2.1)%	(0.8)%	0.2%	0.6%
Return on equity	1.5%	(21.4)%	(9.1)%	2.6%	6.8%
Equity to assets ratio	12.0%	9.7%	9.2%	8.5%	8.4%

(1)	Net revenue is equal to total revenues less interest expense.

(2)	Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of Earnings per Share (“EPS”), except in periods with a net loss, when they are excluded.

(3)	Includes Federal Home Loan Bank advances with maturities in excess of one year and the $100.0 million note payable to Hilltop and Oak Hill net of a $20.9 million discount.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in full-service securities brokerage and full-service commercial banking. During the twelve-months ended June 29, 2012, 85% of our total revenues were generated by our full-service brokerage business and 15% of our total revenues were generated by our commercial banking business. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements, which may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See “Forward-Looking Statements,” Item 1. “Business-Competition,” Item 1. “-Regulation” and Item 1A. “Risk Factors.”

We operate through four segments grouped primarily by products, services and customer base: clearing, retail, institutional and banking.

Clearing. We provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis). Our clientele includes general securities broker/dealers and firms specializing in high-volume trading. We currently support a wide range of clearing clients, including discount and full-service brokerage firms, direct access firms, registered investment advisors and institutional firms. In addition to clearing trades, we tailor our services to meet the specific needs of our clearing clients (“correspondents”) and offer such products and services as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

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

Banking. We offer traditional banking products and services. We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes small business lending. We originate the majority of our loans internally and we believe this business model helps us build more valuable relationships with our customers. Our mortgage purchase division purchases participations and sub-participations in newly originated residential loans from various mortgage bankers nationwide. In the fourth quarter of fiscal 2012, the Bank signed a sub-participation agreement with a non-affiliate bank to sub-participate in this bank’s mortgage purchase program. The Bank has made a maximum total commitment of $50.0 million pursuant to the agreement.

The Bank earns substantially all of its revenues on the spread between the rates charged to customers on loans and the rates paid to depositors. Our banking operations are currently restricted by and subject to the Order with the OCC. On March 16, 2012, the Bank was notified in a letter from the OCC that the OCC will allow relief from certain operating and growth restrictions required under the Order. The OCC stated that it has no supervisory objection to any future extensions of Small Business Administration program 504 loans, commercial real estate owner-occupied loans, or mechanics lien residential 1-4 family construction loans provided that prior to funding the Bank’s Board of Directors or designated committee approves and certifies it complies with internal policies, accounting principles generally accepted in the United States (“GAAP”), regulatory guidance, and safe and sound association practices. The OCC also stated that it has no supervisory objection to a future conservative growth plan for the Bank’s balance sheet provided the Bank maintains capital ratios above the requirements of the Order and concentration levels within policy guidelines.

The “other” category includes SWS Group, corporate administration and SWS Capital Corporation. SWS Capital Corporation is a dormant entity. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”).

Loan from Hilltop and Oak Hill

In March 2011, we entered into a Funding Agreement with Hilltop and Oak Hill. On July 29, 2011, after receipt of stockholder and regulatory approval, we completed the following transactions contemplated by the Funding Agreement:

•	entered into a $100.0 million, five year, unsecured loan with an 8% interest rate from Hilltop and Oak Hill under the terms of a credit agreement;
•

issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant (assuming each exercises its warrant in full); and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to our Board of Directors for so long as each owns 9.9% or more of all of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding common stock. Mr. Gerald J. Ford and Mr. J. Taylor Crandall were elected as directors of SWS Group by our Board of Directors on July 29, 2011 pursuant to this right.

We entered into this transaction to ensure that the Bank would maintain adequate capital ratios under the Order and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption. See also Note 16 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data” for additional discussion on the loan from Hilltop and Oak Hill.

The funds received from Hilltop and Oak Hill upon completion of the transaction were recorded on our consolidated statements of financial condition as restricted cash. We are required to keep these funds in a restricted account until our Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to our subsidiaries. Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20.0 million of this cash to the Bank in December 2011, loaned Southwest Securities $20.0 million to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of the Company’s day-to-day cash management needs, paid $20.0 million toward its intercompany payable to Southwest Securities and contributed $10.0 million to Southwest Securities. The remaining $30.0 million remains at SWS Group to be used for general corporate purposes subject to approval by the Board of Directors, Hilltop and Oak Hill.

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

As of June 29, 2012, equity market indices reflected an average increase from a year ago with the Dow Jones Industrial Average (the “DJIA”) up 8%, the Standard & Poor’s 500 Index (“S&P 500”) up 7% and the NASDAQ Composite Index (“NASDAQ”) up 11%. The DJIA closed at 12,880.09 on June 29, 2012 up from 11,934.58 and 10,143.81 on June 24, 2011 and June 25, 2010, respectively. The indexes showed improvement and reached closing prices that haven’t been seen since 2008. However, the market remains volatile due to the slow recovery in the United States and the uncertainty in Europe. The average daily volume on the NYSE declined during our fiscal 2012, decreasing 10% over the same period in fiscal 2011. The continuing uncertainty in the economic environment domestically and in Europe contributed to uncertainty and volatility during our fiscal 2012.

Economic and regulatory uncertainty created a challenging operating environment for us in fiscal 2012. The national unemployment rate, which was approximately 8.2% at the end of June 2012, was down from a high of 10.0% at the end of December 2009, and 9.0% at the end of June 2011, but remains at historically high levels. The FRB reduced the federal funds target rate to 0 - 0.25% on December 16, 2008 and announced in January 2012 and reemphasized in their July 2012 meeting that rates were unlikely to increase before late 2014.

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

Unemployment and tight credit markets continue to create a fragile economic environment. In addition to the August 2011 downgrade of the United States’ credit rating and the June 2012 Moody’s Investor Services downgrade of the 15 largest financial institutions including Bank of America Corp., Citigroup Inc. Goldman Sachs and JP Morgan Chase, global equity markets have been volatile primarily due to debt problems in Europe.

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

Net Interest Margins

Historically, the profitability of our brokerage business has been dependent upon net interest income. We earn net interest income on the spread between the rates earned and paid on customer and correspondent balances as well as from our securities lending business. With interest rates at historically low levels, the spread we are able to earn is reduced, primarily from the extremely low yields on our assets segregated for regulatory purposes portfolio. Additionally, the spread in our securities lending business has declined. Lastly, because the yields on money market funds have declined significantly, revenue sharing arrangements with our primary money market fund providers have been substantially reduced. We do not expect any significant changes in these dynamics until short-term interest rates rise.

We have taken actions to mitigate the impact of this margin contraction by renegotiating arrangements with our clearing customers, changing the mix of our assets segregated for regulatory purposes and developing new business in our securities lending portfolio. Despite these actions, profits from net interest remain below historical levels.

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

Valuation of Securities

We trade mortgage, asset-backed and other types of fixed income securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider prudent given current market conditions. We price these securities using a third-party pricing service and we review the prices monthly to ensure reasonable valuations. At June 29, 2012, we held mortgage and asset-backed securities of approximately $32.9 million included in securities owned, at fair value on the consolidated statements of financial condition.

Investment in Auction Rate Securities

At June 29, 2012, we held $21.0 million of auction rate municipal bonds, which represented one security and 18% of our municipal portfolio. This security is an investment grade credit, was valued at 95.7% of par as of June 29, 2012 and was yielding less than 1% per year for the period. We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance its debt when London Interbank Offered Rates (LIBOR) rise, there can be no certainty that this refinancing will occur. We review this position on a quarterly basis and believe valuation of this bond at 95.7% of par at June 29, 2012 reflects an appropriate discount for the current lack of liquidity in this investment.

Bank: With a $20.0 million capital contribution to the Bank in December 2011, the Bank prepared and filed a new capital plan with its regulator in June 2012. We believe the $20.0 million contribution and access to additional capital from SWS Group provides the Bank with a sound foundation for future earnings, as well as the flexibility to accelerate the reduction of classified assets.

The Bank has maintained compliance with the terms of the Order since the Bank signed it on February 4, 2011. The diligent efforts by the Bank’s Board of Directors, management and employees to adhere to the terms of the Order and plans filed with regulators have resulted in substantial improvements in credit quality, loan concentration levels and capital ratios. As a result, on March 16, 2012, the Bank was notified in a letter from the OCC that the OCC will allow relief from certain operating and growth restrictions required under the Order. See additional discussion in Note 29 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data” for additional information on the Order and discussion above under “Overview” regarding the relief from certain operating and growth restrictions required under the Order.

While the economic environment remains challenging, the Bank continued to make significant progress in addressing the issues that led to the issuance of the Order. Classified assets were $110.7 million at June 30, 2012, down $117.8 million from $228.5 million at June 30, 2011. Classified assets as a percentage of total capital plus the allowance for loan losses was 58.0% at June 30, 2012, 120.5% at June 30, 2011 and 100.9% at June 30, 2010. Non-performing assets (a subset of classified assets) decreased to $72.7 million at June 30, 2012 down from $89.5 million at June 30, 2011 and $93.7 million at June 30, 2010. Though the Bank continues to work diligently to reduce classified assets and improve performance, the volatility of the economic environment remains a significant risk. Should the economic environment worsen, improvement in classified asset reduction could slow and additional migration of loans to problem status could increase.

The Bank’s loan loss allowance at June 30, 2012 was $22.4 million, or 4.0% of loans held for investment, excluding purchased mortgage loans held for investment, as compared to $44.4 million, or 5.0% of loans held for investment, excluding purchased mortgage loans held for investment, at June 30, 2011.

The Bank’s capital ratios have strengthened significantly and remain well above the Order’s required levels with a Tier 1 core ratio of 12.6% and a total risk-based capital ratio of 19.2% at June 30, 2012 compared to 9.9% and 15.6%, respectively, at June 30, 2011. With the stability of these capital ratios and the $20.0 million capital contribution from SWS Group, the Bank’s management has focused on diversifying the balance sheet by reducing loan concentrations and building an investment portfolio.

With the relief granted by the OCC in March 2012, the Bank has been actively filling open lending positions in our market areas. New lenders have been added in Houston, Austin, Dallas and Arlington, Texas as well as in Albuquerque, New Mexico. Additionally, the Bank has hired a Chief Credit Officer, a manager of Special Assets, a manager of Credit Administration, a new Credit Manager for Commercial and Industrial Lending and a new Credit Manager for mortgage purchase lending. Given the economic environment and the lag in the process of hiring lenders and actual production, the Bank anticipates loan balances to begin a modest growth rate through fiscal 2013. The Bank anticipates that additional growth will come from building out its investment portfolio. The Bank’s available for sale portfolio was $304.0 million at June 30, 2012. The Bank also anticipates growth in its mortgage purchase program which continues to perform well despite the current economic environment. Though there is uncertainty in the market, there are also opportunities. With mortgage rates at historical lows, finance and re-finance opportunities are significant for qualified borrowers. At June 30, 2012, the balance of the mortgage purchase program loans was $294.3 million. These loans are held for investment on average for 25 days or less, which substantially limits credit risk. We believe the funding for the Bank’s balance sheet growth will come from deposits, primarily from Southwest Securities brokerage customers. These core deposits provide the Bank with a stable and low cost funding source. At June 30, 2012, the Bank had $930.7 million in funds on deposit from customers of Southwest Securities, representing approximately 87.6% of the Bank’s total deposits.

Events and Transactions

A description of material events and transactions impacting our results of operations in the periods presented are discussed below:

Transaction with Hilltop and Oak Hill. On March 20, 2011, we entered into a Funding Agreement with Hilltop and Oak Hill. On July 29, 2011, after receipt of stockholder and regulatory approval, the Company completed the following transactions contemplated by the Funding Agreement:

•	a $100.0 million, five year, unsecured loan with an 8% interest rate from Hilltop and Oak Hill under the terms of a credit agreement; and

•

issuance of warrants to each investor allowing such investor to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant (assuming each investor exercises its warrant in full).

Total interest expense recorded on this loan for fiscal 2012 was $11.0 million.

Warrant valuation. The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on the consolidated statement of financial condition. During fiscal 2012, the value of these warrants increased due to increased stock price volatility from our initial valuation from 39.9% to 52.4%, partially offset by the passage of time and a decrease in our stock price from $5.45 at July 29, 2011, the issuance date of the warrants, to $5.33 at June 29, 2012. The increase in value resulted in an unrealized pre-tax loss of $3.7 million for fiscal 2012.

Change in provision for loan losses. The provision for loan loss decreased $48.5 million during fiscal 2012 and increased $5.8 million during fiscal 2011, resulting in an allowance for loan loss of $22.4 million at June 30, 2012 and $44.4 million at June 30, 2011. See discussion above under “Overview—Business Environment—Impact of Economic Environment—Bank”, “Financial Condition – Loan and Allowance for Probable Loan Losses” and Note 6 in the Notes to the Consolidated Financial Statements for fiscal years June 29, 2012, June 24, 2011, and June 25, 2010 included in Item 8 “Financial Statements and Supplementary Data.”

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

Write-off of $6.3 million for clearing. In the first quarter of fiscal 2010, we recorded a pre-tax loss of $6.3 million as a result of a clearing correspondent’s unauthorized short sale of more than 2 million shares of a stock. The short sale and the subsequent trades to cover the short position resulted in a $6.3 million receivable from the correspondent. We determined that collection of this receivable was doubtful and established an allowance for this receivable. The loss was recorded in other expenses on the consolidated statements of loss and comprehensive loss.

RESULTS OF OPERATIONS

Consolidated

Net losses for the fiscal years ended June 29, 2012, June 24, 2011 and June 26, 2009 were $4.7 million, $23.2 million and $2.9 million, respectively. Fiscal years 2012, 2011 and 2010 contained 256, 252 and 251 trading days, respectively.

Southwest Securities was custodian for $29.0 billion, $28.0 billion and $25.6 billion in total customer assets at June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

The following is a summary of fiscal year – to – fiscal year increases (decreases) in categories of net revenues and operating expenses (dollars in thousands):

	Change		Change
	Fiscal 2011 to 2012		Fiscal 2010 to 2011
	Amount	Percent	Amount	Percent
Net revenues:
Net revenues from clearing operations	$(1,323)	(12)%	$124	1%
Commissions	(10,812)	(8)%	(14,793)	(9)%
Net interest	(29,310)	(32)%	(9,695)	(10)%
Investment banking, advisory and administrative fees	(389)	(1)%	3,933	11%
Net gains on principal transactions	(9,160)	(24)%	(2,715)	(7)%
Other	2,353	12%	(1,761)	(8)%

	$(48,641)	(14)%	$(24,907)	(7)%

	Change		Change
	Fiscal 2011 to 2012		Fiscal 2010 to 2011
	Amount	Percent	Amount	Percent
Operating expenses:
Commissions and other employee compensation	$(11,752)	(5)%	$(9,024)	(4)%
Occupancy, equipment and computer service costs	(2,188)	(6)%	(220)	(1)%
Communications	(482)	(4)%	(384)	(3)%
Floor brokerage and clearing organization charges	(285)	(6)%	526	13%
Advertising and promotional	323	12%	(1,262)	(31)%
Provision for loan loss	(48,492)	(95)%	5,849	13%
Unrealized net loss on Warrant valuation	3,674	100%	__	__
Other	(16,953)	(34)%	8,510	21%

	(76,155)	(20)%	3,995	1%

Pretax loss	$27,514	(82)%	$(28,902)	(635)%

Fiscal 2012 versus 2011

Net revenues decreased $48.6 million from fiscal 2011 to fiscal 2012. The largest components of the decrease were a $29.3 million decrease in net interest, a $10.8 million decrease in commissions, a $9.2 million decrease in net gains on principal transactions and a $1.3 million decrease in net revenues from clearing operations. The $29.3 million decrease in net interest revenue was due primarily to a 27% decrease in the average loan balance at the Bank compared to fiscal 2011. Also, interest expense on the loan from Hilltop and Oak Hill reduced net interest revenue by $11.0 million for fiscal 2012. The decrease in commissions was due primarily to a $6.7 million decrease in commissions in the institutional segment, primarily in the taxable fixed income business resulting from reduced customer activity due to increased economic uncertainty. In addition, we also experienced a $4.1 million decrease in commissions in the retail segment. This decrease was primarily due to a decrease in retail representative headcount, difficulty in recruiting representatives and reduced activity overall. The $9.2 million decrease in net gains on principal transactions was due to reduced customer trading activity in the taxable fixed income and municipal finance businesses. The decrease in net revenues from clearing operations was due primarily to changes in market conditions. In addition, the loss of 12 correspondents to broker withdrawals in fiscal 2012 also contributed to the decrease in clearing revenue. These revenue declines were partially offset by a $2.4 million increase in other revenue. This increase was made up of a $3.1 million decrease in net losses on the sale of real estate owned (“REO”) from the prior fiscal year, a $0.8 million increase in earnings on equity investments, a $0.6 million increase in insurance product sales and a $0.5 million decrease on losses on the sale of loans offset by a $1.6 million decrease in the value of the investments in our deferred compensation plan and a $0.6 million decrease in the gain on sale of securities.

Operating expenses decreased $76.2 million for fiscal 2012 as compared to fiscal 2011. The largest decreases were the $48.5 million decrease in the provision for loan loss, the $17.0 million decrease in other expense, the $11.8 million decrease in commissions and other employee compensation and the $2.2 million decrease in occupancy, equipment and computer service costs. The decrease in the Bank’s loan loss provision is discussed above under “Overview-Business Environment-Impact of Economic Environment-Bank.” The decrease in other expenses was due primarily to a $13.0 million decrease in the Bank’s REO loss provision, a $1.4 million decrease in third-party loan services, a $1.1 million decrease in the Bank’s fee assessments from regulatory agencies, a $1.1 million decrease in the Bank’s real estate related expenses and a $0.7 million decrease in legal expenses. The $11.8 million decrease in commissions and other employee compensation was primarily due to an $8.4 million decrease in commission expense related to a decrease in production revenues, commissions and investment banking, advisory and administrative fees and a $3.5 million decrease in salaries expense primarily related to the decrease in our headcount. The decrease in occupancy, equipment and computer service costs was due to a $0.8 million decrease in amortization expense related to a customer relationship intangible that was fully amortized in July 2011, a $0.6 million decrease in depreciation expense for equipment that became fully depreciated in fiscal 2012 that has not been replaced and a $0.6 million decrease in rental expense due to closing three banking center locations during fiscal 2012. These decreases in other expenses were offset by the $3.7 million unrealized loss on Warrant valuation as discussed above under “Overview-Events and Transactions-Warrant Valuation.”

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

Net Interest Income

We generate net interest income from our brokerage segments and our banking segment. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings with the FHLB. Net interest income from our brokerage, corporate and banking segments were as follows for the fiscal years 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Brokerage	$25,547	$25,965	$24,769
Bank (1)	47,228	65,147	76,038
SWS Group(2)	(10,973)	—	—

Net interest	$61,802	$91,112	$100,807

(1)	The net interest reported for the Bank is for the periods ended June 30, 2012, 2011 and 2010.
(2)	Consists primarily of interest expense on the loan from Hilltop and Oak Hill.

Average balances of interest earning assets and interest-bearing liabilities in our brokerage operations were as follows for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 (in thousands):

	2012	2011	2010
Average interest-earning assets:
Customer margin balances	$231,269	$215,672	$172,690
Assets segregated for regulatory purposes	218,193	254,025	342,431
Stock borrowed	1,636,000	2,061,000	1,859,000

Average interest-bearing liabilities:
Customer funds on deposit, including short credits	344,828	350,955	378,846
Stock loaned	1,611,000	2,036,000	1,804,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense

For fiscal 2012, income tax benefit (effective rate of 20.4%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to loss before income tax benefit due to state income taxes and other permanently excluded items, such as tax exempt interest and compensation. See further discussion regarding reconciliation of the effective tax rate and the federal corporate tax rate in Note 17 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data”

For fiscal 2011, income tax benefit (effective rate of 30.6%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35%) to loss before income tax benefit due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment, compensation and increases in the value of company-owned life insurance (“COLI”).

For fiscal 2010, income tax benefit (effective rate of 36.4%) differed from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35%) to loss before income tax benefit due to state income taxes and other permanently excluded items, such as tax exempt interest, meals and entertainment and increases in the value of COLI.

We have certain deferred tax assets that were derived from capital losses. To use the deferred tax assets, we must have sufficient capital gain income within the carry-back and carry-forward period available under the tax law. Our deferred tax assets as of June 29, 2012 and June 24, 2011 included $872,000 and $844,000, respectively, which reflected the benefit of capital losses associated with our investments in certain partnership assets. In the first quarter of fiscal 2011, we established an $844,000 valuation allowance against these deferred tax assets because we did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses during the applicable carry-back and carry-forward period. In fiscal year 2012, we increased the valuation allowance by $28,000 to $872,000 as a result of receiving additional valuation information about these investments. See also Note 17 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for fiscal 2012, 2011 and 2010 (dollars in thousands):

	June 29, 2012	% Change	June 24, 2011	% Change	June 25, 2010
Net revenues:
Clearing	$18,614	(12)%	$21,190	1%	$21,041
Retail	106,882	(3)	109,657	(1)	110,578
Institutional	130,077	(11)	145,695	(8)	157,977
Banking(1)	49,942	(22)	64,309	(16)	76,409
Other	(12,092)	>(100)	1,213	26	966

Total	$293,423	(14)%	$342,064	(7)%	$366,971

Pre-tax income (loss):
Clearing	$(1,754)	(450)%	$501	109%	$(5,305)
Retail	(1,906)	(241)	1,356	519	219
Institutional	39,654	(14)	46,251	(13)	53,222
Banking(1)	7,316	116	(46,330)	(160)	(17,826)
Other	(49,250)	40	(35,232)	(1)	(34,862)

Total	$(5,940)	(82)%	$(33,454)	(635)%	$(4,552)

(1) The net revenues and pre-tax income reported for the banking segment is for the periods ended June 30, 2012, 2011 and 2010.

Clearing. The following is a summary of the results for the clearing segment for fiscal 2012, 2011 and 2010 (dollars in thousands):

	June 29, 2012	% Change	June 24, 2011	% Change	June 25, 2010
Net revenue from clearing	$9,383	(12)%	$10,706	1%	$10,582
Net interest	6,056	(6)	6,475	12	5,767
Other	3,175	(21)	4,009	(15)	4,692

Net revenues	18,614	(12)	21,190	1	21,041

Operating expenses	20,368	(2)	20,689	(21)	26,346

Pre-tax income (loss)	$(1,754)	(450)%	$501	109%	$(5,305)

Daily average customer margin balance	$112,000	—	$112,000	13%	$99,000

Daily average customer funds on deposit	$188,000	(5)%	$198,000	(15)%	$232,000

Total correspondent clearing customer assets under custody were $14.7 billion, $14.4 billion and $13.0 billion at June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

The following table reflects the number of client transactions processed for each of the last three fiscal years and the number of correspondents at the end of each fiscal year:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Tickets for high-volume trading firms	959,646	1,535,871	1,404,848
Tickets for general securities broker/dealers	714,460	776,118	937,925

Total tickets	1,674,106	2,311,989	2,342,773

Correspondents	153	161	174

Fiscal 2012 versus 2011

For fiscal 2012, net revenues and clearing fee revenue in the clearing segment both decreased 12% from fiscal 2011. In addition, other revenue decreased 21% from fiscal 2011 to fiscal 2012 primarily due to a 25% decline in administrative fee income from revenue sharing with money market fund providers.

The decrease in clearing revenue was due primarily to changes in market conditions. In addition, the loss of 12 correspondents to broker withdrawals in fiscal 2012 also contributed to the decrease in clearing revenue.

Also, for fiscal 2012 as compared to fiscal 2011, tickets processed for high-volume trading firms decreased 38% while tickets processed for general securities broker/dealers decreased by 8%. Revenue per ticket increased approximately 29% from $4.35 for fiscal 2011 to $5.61 for fiscal 2012. The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers. A four day increase in the number of trading days in fiscal 2012 compared to the prior fiscal year partially offset the decrease in ticket volume. There were 256 trading days in fiscal 2012 and 252 in fiscal 2011.

Operating expenses for fiscal 2012 decreased $0.3 million, or 2%, from fiscal 2011 due primarily to a $0.4 million decrease in occupancy, equipment and computer service costs, primarily due to a $0.8 million decrease in amortization expense related to a customer relationship intangible that was fully amortized in July 2011. This decrease was offset by a $0.3 million increase in information technology costs.

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

In fiscal 2011, tickets processed for high-volume trading firms increased 9% while tickets processed for general securities broker/dealers decreased by 17% due to a loss of two general securities correspondents in the third quarter of fiscal 2011 as well as an overall decline in volume. In addition, revenue per ticket decreased approximately 4% from $4.52 for fiscal 2010 to $4.35 for fiscal 2011 due to a change in the mix of trades from general securities trades to day trading trades. The fees charged to the day trading firms are discounted substantially from the fees charged to general securities broker/dealers.

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

Retail. The following is a summary of the results for the retail segment for fiscal 2012, 2011 and 2010 (dollars in thousands):

	June 29, 2012	% Change	June 24, 2011	% Change	June 25, 2010
Net revenues:
Private Client Group (“PCG”)
Commissions	$47,885	(8)%	$52,261	(11)%	$58,436
Advisory fees	5,606	5	5,331	1	5,291
Insurance products	4,434	8	4,124	(17)	4,961
Other	(18)	(125)	71	(80)	361
Net interest revenue	2,813	15	2,448	11	2,197

	60,720	(5)	64,235	(10)	71,246

Independent registered representatives (SWS Financial)
Commissions	28,937	1	28,716	13	25,343
Advisory fees	2,972	(1)	3,011	23	2,444
Insurance products	7,828	4	7,550	25	6,034
Other	940	(2)	958	8	884
Net interest revenue	919	(7)	983	27	776

	41,596	1	41,218	16	35,481

Other
Commissions	432	9	396	74	228
Advisory fees	2,678	11	2,412	7	2,253
Insurance products	1,299	5	1,240	8	1,147
Other	157	1	156	(31)	226
Net interest revenue	—	—	—	(100)	(3)

	4,566	9	4,204	9	3,851

Total	106,882	(3)	109,657	(1)	110,578

Operating expenses	108,788	—	108,301	(2)	110,359

Pre-tax income (loss)	$(1,906)	(241)%	$1,356	519%	$219

Daily average customer margin balances	$114,000	41%	$81,000	31%	$62,000

Daily average customer funds on deposit	$95,000	(1)%	$94,000	(27)%	$129,000

PCG representatives	166	—	166	(18)%	202

SWS Financial representatives	310	4%	297	(3)%	307

Fiscal 2012 versus 2011

Net revenues in the retail segment decreased 3% in fiscal 2012 as compared to fiscal 2011 due primarily to a $4.1 million decrease in commissions resulting from a reduction in PCG representative headcount in fiscal 2011, with the bulk of the reduction coming in the fourth quarter of fiscal 2011. The average PCG representative headcount for fiscal 2011 was 184 representatives compared to 166 in fiscal 2012. The decrease in net revenues can also be attributed to reduced activity overall. Despite these challenges, insurance product sales for fiscal 2012 increased from fiscal 2011 due to improved volumes in both our PCG and SWS Financial businesses.

Total customer assets were $13.6 billion at June 29, 2012 and $12.9 billion at June 24, 2011. Assets under management were $761.1 million at June 29, 2012 versus $688.5 million at June 24, 2011.

Operating expenses increased less than 1% from fiscal 2011 to fiscal 2012. However, other expenses increased 10% from fiscal 2011 to fiscal 2012. The increase in other expenses was primarily due to a $0.9 million increase in legal fees and a $0.4 million increase in operational and information technology costs. This increase in other expenses was offset by a decrease in occupancy, equipment and computer service costs of $0.6 million, which was due to the completion of an M.L. Stern & Co., LLC computer services contract in early fiscal 2012.

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

Institutional. The following is a summary of the results for the institutional segment for fiscal 2012, 2011 and 2010 (dollars in thousands):

	June 29, 2012	% Change	June 24, 2011	% Change	June 25, 2010
Net revenues:
Commissions
Taxable fixed income	$27,097	(19)%	$33,385	(25)%	$44,751
Municipal distribution	12,624	(18)	15,407	1	15,204
Portfolio trading	14,684	19	12,329	(8)	13,338

	54,405	(11)	61,121	(17)	73,293

Investment banking fees	28,734	(1)	29,147	12	26,008
Net gains on principal transactions	30,543	(21)	38,721	(7)	41,638
Other	816	14	713	(30)	1,013
Net interest revenue
Stock loan	11,572	2	11,318	(18)	13,829
Other	4,007	(14)	4,675	113	2,196

Total	130,077	(11)	145,695	(8)	157,977
Operating expenses	90,423	(9)	99,444	(5)	104,755

Pre-tax income	$39,654	(14)	$46,251	(13)	$53,222

Taxable fixed income representatives	33	—	33	3%	32

Municipal distribution representatives	24	—	24	—	24

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment as of June 29, 2012, June 24, 2011 and June 25, 2010 were as follows (in thousands):

	2012	2011	2010
Daily average interest-earning assets:
Stock borrowed	$1,636,000	$2,061,000	$1,859,000

Daily average interest-bearing liabilities:
Stock loaned	1,611,000	2,036,000	1,804,000

Although daily average balances for stock borrowed decreased, net interest revenue for stock loan increased due to an increase in the spread from fiscal 2011 to fiscal 2012 of 11 basis points.

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the last three fiscal years:

Fiscal Year	Number of Issues	Aggregate Amount of Offerings
2012	610	$52,196,703,000
2011	572	$47,467,640,000
2010	634	$64,993,467,000

Fiscal 2012 versus 2011

Net revenues from the institutional segment decreased 11% while pre-tax income was down 14% from fiscal 2011 to fiscal 2012. Commissions decreased $6.7 million from fiscal 2011 to fiscal 2012 due to reduced customer activity, primarily in the taxable fixed income business due to increased economic uncertainty. These decreases for fiscal 2012 were partially offset by a 19% increase in portfolio trading commissions due to increased customer activity and a one time change in customer business mix.

Net gains on principal transactions decreased $8.2 million, or 21%, in fiscal 2012 as compared to fiscal 2011. Taxable fixed income trading gains decreased $3.6 million and municipal finance trading gains decreased $5.2 million from fiscal 2011 to fiscal 2012.

Operating expenses decreased 9% for fiscal 2012 as compared to the same period in fiscal 2011, primarily due to decreased commissions and other employee compensation from reduced revenue produced by the institutional segment.

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

Operating expenses were down 5% for fiscal 2011 as compared to the same period in fiscal 2010, primarily due to decreases in commissions and other employee compensation on lower net revenue.

Banking. The following is a summary of the results for the banking segment for fiscal 2012, 2011 and 2010 (dollars in thousands):

	June 30, 2012	% Change	June 30, 2011	% Change	June 30, 2010
Net revenues:

Net interest revenue	$47,228	(28)%	$65,147	(14)%	$76,038
Other	2,714	424	(838)	(326)	371

Total net revenues	49,942	(22)	64,309	(16)	76,409

Operating expenses	42,626	(61)	110,639	17	94,235

Pre-Tax income (loss)	$7,316	116%	$(46,330)	(160)%	$(17,826)

Fiscal 2012 versus 2011

For fiscal 2012 as compared to fiscal 2011, the Bank’s net revenues decreased 22%, but the Bank posted pre-tax income of $7.3 million, up from a pre-tax loss of $46.3 million. The decrease in net interest revenue at the Bank for fiscal 2012 as compared to the prior fiscal year was due primarily to a 27% decrease in average loan balances, as well as a decrease in the net yield on interest-earning assets of 70 basis points. Other revenue increased $3.6 million for fiscal 2012 as compared to the prior fiscal year. This increase was primarily due to a $3.1 million decrease in net losses on the sale of REO, a $1.2 million increase in earnings on equity investments and a $0.5 million net decrease in losses on the sale of loans. These increases were offset by a decrease on the gain of sale of securities of $0.6 million and a $0.5 million decrease in miscellaneous revenue.

The Bank’s operating expenses decreased 61% for fiscal 2012 compared to fiscal 2011. This decrease was due primarily to a $48.5 million decrease in the Bank’s loan loss provision and a $17.1 million decrease in other expenses, which included the following: (i) a $13.0 million decrease in the Bank’s REO loss provision; (ii) a $1.4 million decrease in third-party loan review services; (iii) a $1.1 million decrease in the Bank’s fee assessments from regulatory agencies; (iv) a $0.7 million decrease in real estate related and other loan related expense and (v) a $0.2 million decrease in legal expenses. The decrease in the Bank’s loan loss provision was due to greater stability in the rate of decline of commercial real estate values and a reduction in size of the Bank’s loan portfolio. The allowance computation is discussed in detail under “-Financial Condition-Loans and Allowance for Probable Loan Loss” below.

Fiscal 2011 versus 2010

For fiscal 2011 as compared to fiscal 2010, the Bank’s net revenues decreased 16%. The Bank posted a pre-tax loss of $46.3 million for fiscal 2011, up from a $17.8 million pre-tax loss reported in fiscal 2010. The decrease in net interest revenue at the Bank was due primarily to a decrease in the net yield on earning assets from 4.8% at June 30, 2010 to 4.3% at June 30, 2011, as well as a decline in the average outstanding balance of loans of 13%. Other revenue for the Bank decreased more than 100% for fiscal 2011 as compared to the same period in fiscal 2010. This decrease was primarily due to a $688,000 increase in net losses on the sale of REO property, a $1.4 million increase on the loss on loans held for sale and a $471,000 decrease in gains on the sale of SBA loans. These decreases were partially offset by a $1.2 million gain on the sale/redemption of securities.

The Bank’s operating expenses were up 17% for fiscal 2011 over the same period in fiscal 2010. This increase was due primarily to a $5.8 million increase in the Bank’s loan loss provision, an $8.7 million increase in the Bank’s REO write-downs, a $1.3 million increase in outside loan and real estate related services and fees, a $1.1 million increase in legal fees and a $1.2 million increase in fee assessments from regulatory agencies. The increase in the Bank’s loan loss provision was due to continued deterioration in the real estate market and the Bank’s commercial real estate loan portfolio as well as the continuing uncertainty in the U.S. economy, in particular the Texas economy. The allowance computation is discussed in detail in “-Financial Condition-Loans and Allowance for Probable Loan Loss” below.

Net Interest Income

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for fiscal 2012, 2011 and 2010 (dollars in thousands):

	2012			2011			2010

	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
Residential construction	$14,849	$726	4.9%	$55,059	$3,206	5.8%	$113,696	$5,920	5.2%
Lot and land development	36,606	1,678	4.6	90,582	4,316	4.8	140,191	6,958	5.0
1-4 family	278,699	15,551	5.6	317,409	19,986	6.3	396,580	26,687	6.7
Commercial real estate and multifamily	439,674	23,533	5.4	580,154	31,389	5.4	615,301	33,906	5.5
Commercial	141,352	7,166	5.1	197,984	10,708	5.4	164,945	9,742	5.9
Consumer	2,661	165	6.2	4,047	276	6.8	4,590	324	7.1

Total loans	913,841	48,819		1,245,235	69,881		1,435,303	83,537

Investments:
Money market	1,250	3	0.2	798	2	0.2	40,715	56	0.1
Federal funds sold	__	__	__	3,630	5	0.1	44,479	55	0.1
Municipal obligations – held to maturity	__	__	__	1,497	93	6.3	6,249	432	6.9
U.S. government and government agency obligations – held to maturity	30,419	736	2.4	48,766	1,062	2.2	29,014	637	2.2
U.S. government and government agency obligations – available for sale	104,184	1,745	1.7	__	__	__	__	__	__
Municipal obligations – available for sale	32	1	1.7	__	__	__	__	__	__
Interest bearing deposits in banks	1,949	__	__	3,803	1	__	9,964	2	__
Federal reserve funds	246,639	634	0.3	215,280	512	0.2	27,150	65	0.2
Investments – other	4,668	18	0.4	6,250	25	0.4	6,819	19	0.3

Total interest-earning assets	$1,302,982	51,956	4.0%	$1,525,259	71,581	4.7%	$1,599,693	84,803	5.3%
Non interest-earning assets:
Cash and due from banks	4,676			4,157			8,327
Other assets	20,379			34,950			50,114

	$1,328,037			$1,564,366			$1,658,134

Liabilities and stockholder’s equity:
Interest-bearing liabilities:
Certificates of deposit	$41,774	$460	1.1%	$59,643	$849	1.4%	$70,712	$1,279	1.8%
Money market accounts	23,970	12	0.1	32,035	19	0.1	41,646	63	0.2
Interest-bearing demand accounts	9,739	6	0.1	48,882	50	0.1	90,728	160	0.2
Savings accounts	943,267	330	__	1,086,854	735	0.1	1,118,523	1,951	0.2
Federal Home Loan Bank advances	86,184	3,920	4.6	104,961	4,781	4.6	112,798	5,312	4.7
Federal funds purchased	__	__	__	16	__	0.4	7	__	0.4
Other financed borrowings	8	__	__	2,462	__	__	__	__	__

	1,104,942	4,728	0.4%	1,334,853	6,434	0.5%	1,434,414	8,765	0.6%

	2012			2011			2010

	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense (*)	Yield/ Rate

Non interest-bearing liabilities:
Non interest-bearing demand accounts	$59,364			$75,534			$64,543
Other liabilities	4,370			1,916			6,379

	1,168,676			1,412,303			1,505,336
Stockholder’s equity	159,361			152,063			152,798

	$1,328,037			$1,564,366			$1,658,134

Net interest income		$47,228			$65,147			$76,038

Net yield on interest-earning assets			3.6%			4.3%			4.8%

(*) Loan fees included in interest income for fiscal 2012, 2011 and 2010 were $2,083, $3,245 and $4,985, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	2011 to 2012				2010 to 2011

	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix

Interest income:

Loans:
Residential construction	$(2,480)	$(2,341)	$(513)	$374	$(2,714)	$(3,053)	$700	$(361)
Lot and land development	(2,638)	(2,571)	(163)	96	(2,642)	(2,462)	(279)	99
1-4 family	(4,435)	(2,437)	(2,275)	277	(6,701)	(5,328)	(1,716)	343
Commercial real estate and multifamily	(7,856)	(7,601)	(337)	82	(2,517)	(1,937)	(615)	35
Commercial	(3,542)	(3,063)	(671)	192	966	1,951	(820)	(165)
Consumer	(111)	(94)	(26)	9	(48)	(38)	(11)	1
Investments:
Money market	1	1	__	__	(54)	(55)	28	(27)
Federal funds sold	(5)	(5)	__	__	(50)	(50)	2	(2)
Municipal bonds – held to maturity	(93)	(93)	__	__	(339)	(329)	(41)	31
U.S. government and government agency obligations – held to maturity	(326)	(400)	118	(44)	425	433	(5)	(3)
U.S. government and government agency obligations – available for sale	1,745	__	__	1,745	__	__	__	__
Municipal obligation – available for sale	1	__	__	1	__	__	__	__
Interest-bearing deposits in banks	(1)	__	(1)	__	(1)	(1)	1	(1)
Federal reserve funds	122	74	42	6	447	453	(1)	(5)
Investments – other	(7)	(7)	__	__	6	(1)	8	(1)

	(19,625)	(18,537)	(3,826)	2,738	(13,222)	(10,417)	(2,749)	(56)

	2011 to 2012				2010 to 2011

	Total Change	Attributed to			Total Change	Attributed to
		Volume	Rate	Mix		Volume	Rate	Mix

Interest expense:
Certificates of deposit	$(389)	$(254)	$(192)	$57	$(430)	$(200)	$(273)	$43
Money market accounts	(7)	(5)	(3)	1	(44)	(15)	(38)	9
Interest-bearing demand accounts	(44)	(40)	(20)	16	(110)	(74)	(66)	30
Savings accounts	(405)	(97)	(355)	47	(1,216)	(55)	(1,195)	34
Federal Home Loan Bank advances	(861)	(787)	(89)	15	(531)	(441)	(98)	8

	(1,706)	(1,183)	(659)	136	(2,331)	(785)	(1,670)	124

Net interest income	$(17,919)	$(17,354)	$(3,167)	$2,602	$(10,891)	$(9,632)	$(1,079)	$(180)

Other. The following discusses the financial results for SWS Group, corporate administration and SWS Capital Corporation.

Fiscal 2012 versus 2011

Pre-tax loss from the other segment was $49.3 million for fiscal 2012 compared to $35.2 million for fiscal 2011. Net revenues decreased $13.3 million in fiscal 2012 primarily due to a decline in net interest revenue of $10.9 million and a decrease in other revenue of $1.7 million. The decline in net interest revenue was due to the interest expense recorded related to the $100 million loan from Hilltop and Oak Hill in fiscal 2012. The decrease in other revenue was primarily due to a $1.6 million decrease in the value of our deferred compensation plan’s investments and a $0.4 million decrease in earnings on our equity investment. Operating expenses remained flat during the year with a slight increase of $0.7 million from fiscal 2011 to fiscal 2012. This increase included the $3.7 million unrealized loss in the value of the warrants issued to Hilltop and Oak Hill. The unrealized loss in the value of the warrants was offset by a $1.6 million decrease in the value of our deferred compensation plan’s investments and a $1.6 million decrease in legal expenses.

Fiscal 2011 versus 2010

Overall other segment net revenues in fiscal 2011 were flat with net gains on principal transactions increasing $1.6 million and other revenues decreasing $1.3 million from the same period in fiscal 2010. The decrease in other revenues was substantially due to a $1.4 million decrease in the income earned on our limited partnership venture capital fund investment.

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

FINANCIAL CONDITION

Investments

In fiscal 2012, the Bank implemented an investment strategy to diversify its balance sheet, absorb excess liquidity, and maximize interest income through investment in a conservative securities portfolio. The securities portfolio is structured to provide cash flows that will mitigate interest rate risk and ensure adequate funds are available for new loan originations. The book value of the Bank’s investment portfolio at June 30, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010

Government-sponsored enterprises—held to maturity securities	$25,904	$34,176	$80,875
Government-sponsored enterprises—FHLB stock	3,830	4,955	6,810
Government-sponsored enterprises—available for sale securities	301,071	__	__
Municipal obligations—available for sale securities	2,936	__	__
States of the U.S. and political subdivisions	__	__	6,265

	$333,741	$39,131	$93,950

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

Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans, and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At June 30, 2012, the Bank had $12.3 million in junior lien mortgages. These loans represented less than 2% of total loans at June 30, 2012. At June 30, 2012, the Bank did not have any exposure to sub-prime loans or loans with initial teaser rates. At June 30, 2012, the Bank had $2.0 million of single family interest only loans.

At June 30, 2012, the Bank’s loan portfolio included a total of $5.4 million in loans with high loan-to-value ratios. High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan. At June 30, 2012, approximately 24% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at June 30, 2012, the Bank had one loan with a high loan-to-value ratio that was deemed impaired. The impairment analysis on this loan resulted in no partial charge-off or impairment allocation. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At June 30, 2012, the Bank’s high loan-to-value ratio loans represented 3% of total capital.

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

Loans receivable at June 30, 2012, 2011, 2010, 2009 and 2008 are summarized as follows (in thousands):

	2012		2011		2010	2009	2008
Residential
Purchased mortgage loans held for sale	$	__	$	__	$424,055	$262,780	$359,945
Purchased mortgage loans held for investment		294,341		100,239	__	__	__
1-4 family		88,826		116,799	152,795	128,999	85,796

		383,167		217,038	576,850	391,779	445,741

Lot and land development
Residential land		10,459		40,247	84,669	120,844	111,297
Commercial land		7,972		19,743	36,414	38,873	60,004

		18,431		59,990	121,083	159,717	171,301

	2012	2011	2010	2009	2008

Residential construction	$3,954	$33,296	$80,463	$143,234	$189,379
Commercial construction	10,605	36,117	40,495	86,546	54,398
Commercial real estate	316,392	407,697	514,930	428,602	290,626
Multifamily	20,110	60,813	83,003	71,604	35,047
Commercial loans	101,440	173,195	191,745	129,818	101,598
Consumer loans	1,943	3,055	4,692	4,813	4,549

Loans held for immediate sale:
Commercial real estate	__	4,810	__	__	__
Commercial loans	__	326	__	__	__
1-4 family	__	105	__	__	__

	__	5,241	__	__	__

	856,042	996,442	1,613,261	1,416,113	1,292,639
Allowance for probable loan loss (*)	(22,402)	(44,433)	(35,141)	(14,731)	(6,936)

	$833,640	$952,009	$1,578,120	$1,401,382	$1,285,703

(*) There is no allowance for probable loan loss for purchased mortgage loans held for investment as these loans are held on average for 25 days or less which, substantially reduces credit risk.

The increase in purchased mortgage loans held for investment from June 30, 2011 to June 30, 2012 is representative of a favorable interest rate environment for home purchases as well as refinancing opportunities. This, along with a change in the competitive environment enabled the Bank to grow this business during fiscal 2012. As part of the growth of this business, in the fourth quarter of fiscal 2012, the Bank entered into a sub-participation agreement with a non-affiliate bank for a maximum commitment of $50.0 million. This sub-participation represents 12% of the total purchased mortgage loans held for investment balance. However, the nature of the volume in this business is volatile and subject to significant variation depending on interest rates, competitive environment and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at June 30, 2012, and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total

Commercial construction, commercial real estate and multifamily	$41,760	$183,643	$121,704	$347,107
Commercial loans	57,131	30,055	14,254	101,440
Residential construction loans	3,373	482	99	3,954

Total	$102,264	$214,180	$136,057	$452,501

Amount of loans based upon:
Floating or adjustable interest rates	$85,463	$166,090	$107,206	$358,759
Fixed interest rates	16,801	48,090	28,851	93,742

Total	$102,264	$214,180	$136,057	$452,501

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

Non-performing assets and classified loans as of June 30, 2012, 2011, 2010, 2009 and 2008 were as follows (dollars in thousands):

	2012	2011	2010	2009	2008

Loans accounted for on a non-accrual basis
1-4 family	$18,443	$3,377	$6,065	$3,582	$1,797
Lot and land development	2,965	17,888	8,776	8,867	8,741
Multifamily	__	14,493	2,394	__	__
Residential construction	648	4,799	3,809	4,342	5,098
Commercial real estate	12,175	20,626	16,911	10,006	2,340
Commercial loans	3,120	3,166	462	3,283	674
Consumer loans	3	21	11	19	12

	37,354	64,370	38,428	30,099	18,662

Non-performing loans as a percentage of total loans	4.4%	6.5%	2.4%	2.2%	1.5%
Loans past due 90 days or more, not included above
1-4 family	__	__	29	__	65
Residential construction	__	__	__	670	__
Commercial loans	__	__	__	__	268
Consumer loans	__	__	__	__	2

	__	__	29	670	335

REO
1-4 family	495	686	5,862	463	82
Lot and land development	10,513	17,957	19,565	8,346	2,304
Multifamily	8,367	__	__	__	__
Residential construction	1,607	1,021	7,673	7,947	10,038
Commercial real estate	11,005	3,658	11,150	8,412	1,758
Commercial loans	270	135	612	133	37
Consumer loans	__	73	__	__	__

	32,257	23,530	44,862	25,301	14,219
Other repossessed assets (“ORA”)	__	1,032	1,332	__	__
Performing troubled debt restructuring (*)	3,102	540	9,009	__	__

Non-performing assets	$72,713	$89,472	$93,660	$56,070	$33,216

	2012	2011	2010	2009	2008

Non-performing assets as a percentage of total assets	5.6%	6.6%	5.3%	3.6%	2.5%

Current classified assets
1-4 family	$2,912	$14,963	$7,355	$2,879	$129
Lot and land development	2,401	13,533	22,802	6,612	1,345
Multifamily	714	5,751	__	4,849	__
Residential construction	__	7,174	6,886	3,977	2,198
Commercial real estate	29,126	86,017	57,127	6,396	1,998
Commercial loans	2,816	11,570	3,926	159	3,020
Consumer loans	_	_	_	76	40

	37,969	139,008	98,096	24,948	8,730

Total classified assets
1-4 family	22,987	19,076	19,311	6,924	2,073
Lot and land development	16,301	49,868	51,143	23,825	12,390
Multifamily	9,081	20,244	2,394	4,849	_
Residential construction	2,255	12,994	18,368	16,936	17,334
Commercial real estate	53,700	110,301	93,724	24,814	6,096
Commercial loans	6,355	15,903	6,805	3,575	3,999
Consumer loans	3	94	11	95	54

	$110,682	$228,480	$191,756	$81,018	$41,946

(*) The remaining balance of loans modified as a troubled debt restructuring is included in non-performing loans. See discussion of the Bank’s troubled debt restructuring loans in Note 6 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

Approximately $1.1 million, $2.2 million and $1.2 million of gross interest income would have been recorded in fiscal 2012, 2011 and 2010, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in fiscal 2012, 2011 and 2010 totaled approximately $1.2 million, $1.2 million and $842,000, respectively.

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

Total classified assets to Bank capital plus allowance for loan loss was 58.0% at June 30, 2012. Classified assets decreased $117.8 million from June 30, 2011 to June 30, 2012 and substantially all classified loans by collateral location are in Texas. Bank management is currently focused on reducing the classified asset ratio through the disposal of these assets. Depending on the method used, the Bank may be required to record additional write-downs of these assets. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008 (in thousands):

	2012	2011	2010	2009	2008
Balance at beginning of period	$23,530	$44,862	$25,301	$14,219	$2,431
Foreclosures	28,313	44,251	55,649	27,839	21,206
Sales	(18,547)	(51,578)	(30,757)	(16,291)	(9,693)
Write-downs	(1,175)	(14,221)	(5,522)	(1,136)	(283)
Other	136	216	191	670	558

Balance at end of period	$32,257	$23,530	$44,862	$25,301	$14,219

The following table presents the Bank’s classified assets as of June 30, 2012 by year of origination (in thousands):

Year Originated	Non- Performing Loans	REO	Troubled Debt Restructuring	Current Classified Assets	Total
Fiscal 2007 or prior	$3,466	$13,850	$423	$8,271	$26,010
Fiscal 2008	19,936	10,820	1,137	7,872	39,765
Fiscal 2009	3,677	5,130	-	19,150	27,957
Fiscal 2010	9,123	2,457	1,394	(343)	12,631
Fiscal 2011	738	-	-	2,636	3,374
Fiscal 2012	414	-	148	383	945

	$37,354	$32,257	$3,102	$37,969	$110,682

The following table presents an analysis of the allowance for probable loan losses for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008 (dollars in thousands):

	2012	2011	2010	2009	2008
Balance at beginning of fiscal year	$44,433	$35,141	$14,731	$6,936	$5,497
Continuing operations:
Charge-offs:
Residential construction	1,513	2,000	3,788	635	1,134
Lot and land development	2,588	5,510	5,841	1,225	337
1-4 family	2,804	4,956	2,617	708	23
Commercial real estate	7,505	26,505	9,823	2,116	27
Multifamily	6,954	812	2,391	—	—
Commercial loans	4,260	2,562	1,796	965	619
Consumer loans	11	1	28	76	17

Total charge-offs	25,635	42,346	26,284	5,725	2,157

Recoveries:
Residential construction	158	238	15	—	—
Lot and land development	209	194	1,398	155	—
1-4 family	179	133	122	1	—
Commercial real estate	383	35	8	—	4
Commercial loans	199	70	30	41	47
Consumer loans	1	1	3	—	—

Total recoveries	1,129	671	1,576	197	51

Net charge-offs	(24,506)	(41,675)	(24,708)	(5,528)	(2,106)
Additions charged to operations	2,475	50,967	45,118	13,323	3,545

	(22,031)	9,292	20,410	7,795	1,439

Balance at end of fiscal year	$22,402	$44,433	$35,141	$14,731	$6,936

Ratio of net charge-offs during the period to average loans outstanding during the period	2.68%	3.36%	1.72%	0.42%	0.20%

With the continued challenging economic environment and persistent high unemployment rate, the Bank frequently reviews and updates its processes and procedures for the extension of credit, allowance for loan loss computation and internal asset review and classification. Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction. The Bank currently requires more extensive documentation and data than it did in prior years in order to reclassify existing non-performing loans as performing loans. The Bank is also updating appraisals more frequently, including for performing loans, which should serve as an early indicator of loan deterioration. These actions led to increases in non-performing assets and the loan loss allowance in fiscal 2010 and 2011. See further discussion regarding the calculation of our provision for loan loss in Note 1(i) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

As a result of the current economic environment and the Order, the Bank significantly limited the growth of its loan portfolio in fiscal 2011 and 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio and to comply with the terms of the Order. With the OCC’s recent relief from certain lending restrictions, the Bank plans to reestablish marketing efforts to implement a conservative loan growth plan which we believe will enhance our core earnings in future years.

The allowance for probable loan losses by type of loans as of June 30, 2012, 2011, 2010, 2009 and 2008 is as follows (dollars in thousands):

	2012			2011			2010
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss

Residential construction	$350	0.5%	1.6%	$531	7.0%	1.2%	$3,362	8.0%	9.6%
Lot and land development	1,310	2.1	5.9	3,168	6.0	7.1	4,808	7.5	13.7
1-4 family	3,235	44.8	14.4	6,107	21.8	13.7	3,542	35.8	10.1
Commercial real estate	10,628	38.2	47.4	28,306	41.4	63.7	19,733	31.9	56.1
Multifamily	2,866	2.3	12.8	871	6.1	2.0	812	4.6	2.3
Commercial loans	4,004	11.9	17.9	5,417	17.4	12.2	2,853	11.9	8.1
Consumer loans	9	0.2	-	33	0.3	0.1	31	0.3	0.1

	$22,402	100.0%	100.0%	$44,433	100.0%	100.0%	$35,141	100.0%	100.0%

				2009			2008
				Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss

Residential construction				$1,184	17.7%	8.0%	$901	19.1%	13.0%
Lot and land development				1,719	11.3	11.7	1,022	13.3	14.7
1-4 family				1,633	27.7	11.1	602	34.5	8.7
Commercial real estate				8,115	30.3	55.1	3,331	22.4	48.0
Multifamily				765	3.5	5.2	224	2.4	3.2
Commercial loans				1,269	9.2	8.6	814	7.9	11.8
Consumer loans				46	0.3	0.3	42	0.4	0.6

				$14,731	100.0%	100.0%	$6,936	100.0%	100.0%

At June 30, 2012, approximately 47% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 38% of its total loan portfolio. This is down from June 30, 2011 when approximately 64% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio. Even though our concentration in commercial real estate loans has decreased, because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio can lead to volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on the deposits for fiscal 2012, 2011 and 2010 can be found in the discussion of the Bank’s net interest income under the caption “-Results of Operations-Segment Information-Banking.”

The Bank had $15.4 million and $21.3 million in certificates of deposit of $100,000 or greater at June 30, 2012 and 2011, respectively. The Bank is funded primarily by deposits from SWS’s brokerage customers, which are classified as core deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes long-term FHLB borrowings to match long-term fixed rate loan funding. At June 30, 2012, the Bank had $930.7 million in funds on deposit from customers of Southwest Securities, representing approximately 88% of the Bank’s total deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The following table represents short term borrowings and advances from the FHLB that were due within one year during the fiscal years ended June 30, 2012, 2011 and 2010 (dollars in thousands):

	2012		2011		2010
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
At June 30	$9,267	4.04%	$8,465	5.15%	$33,714	1.55%
Average during year	13,243	4.75%	9,968	4.13%	7,871	4.76%
Maximum month-end balance during year	15,046	—	79,570	—	33,714	—

LIQUIDITY AND CAPITAL RESOURCES

Management believes that our current assets and available liquidity are adequate to meet our liquidity needs over the next twelve months. However, there is no assurance our forecast will prove to be accurate or that we will not be required to raise additional capital. As a result, from time to time, management evaluates various opportunities to supplement the company’s sources of liquidity and capital. In fiscal 2012, this evaluation led to the signing of the Funding Agreement with Hilltop and Oak Hill, as discussed below. Should we determine we need to obtain additional debt at SWS Group, we would require regulatory approval and approval from Hilltop and Oak Hill.

Credit Agreement

On July 29, 2011, we entered into a Credit Agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan with an 8% interest rate. In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per investor as of July 29, 2011. The credit agreement contains restrictions and covenants that we must adhere to as long as the unsecured loan is outstanding. As of June 29, 2012, SWS Group had utilized $70.0 million of the $100.0 million by contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio, loaning Southwest Securities $20.0 million to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million and contributing $10.0 million in capital to Southwest Securities. See Note 16 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

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

Short-Term Borrowings. At June 29, 2012, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement, a $45.0 million revolving committed credit facility, and a $75.0 million revolving uncommitted credit facility each of which is described below.

Broker Loan Lines. At June 29, 2012, we had uncommitted broker loan lines of up to $300.0 million. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis, are not committed lines of credit and can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At June 29, 2012, the amount outstanding under these secured arrangements was $22.5 million, which was collateralized by securities held for firm accounts valued at $80.1 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under Item 1A. “Risk Factors.”

Unsecured Line of Credit. We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At June 29, 2012, we had no outstanding unsecured letters of credit. At June 29, 2012, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Letter of Credit Agreement. At June 29, 2012, we had an irrevocable letter of credit agreement aggregating $75.0 million pledged to support our open options positions with an options clearing organization. Until drawn, the letter of credit bears interest of 0.5% per annum. If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee. The letter of credit agreement is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $86.1 million at June 29, 2012.

Revolving Credit Facility. On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45.0 million committed revolving credit facility. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points. The agreement requires Southwest Securities to maintain tangible net worth of $150.0 million. As of June 29, 2012, there was $45.0 million outstanding under this credit facility. The $45.0 million of secured borrowings was collateralized by securities with a value of $71.3 million at June 29, 2012.

On June 29, 2012, Southwest Securities entered into an agreement with an unaffiliated bank for a $75.0 million secured, uncommitted revolving credit facility that is due on demand and bears interest at a rate mutually agreed upon at the time of borrowing. All or a portion of the loans may be available for intra-day loan purposes (“Day Loans”). All Day Loans are payable on the day they are made. Interest is payable monthly and computed on the basis of 360 days for the actual number of days elapsed. One day of interest will accrue on Day Loans on the day they are made at a per annum rate of 1% per annum.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of the broker/dealer subsidiaries’ net assets that may be distributed to the parent of the broker/dealer is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See Note 18 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

Secured Borrowings. We participate in transactions involving securities sold under repurchase agreements (“repos”), which are secured borrowings that we record in our statement of financial condition as other liabilities. These securities generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. We may be required to provide additional collateral based on the fair value of the underlying securities.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash. At June 30, 2012, the Bank had net borrowing capacity from the FHLB of $313.6 million. In addition, at June 30, 2012, the Bank had the ability to borrow up to $62.0 million in funds from the Federal Reserve Bank of Dallas under its secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate 100 basis points over the federal funds target rate. This line is used to support short-term liquidity needs, and at June 30, 2012, there were no amounts outstanding.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model, and existing “GAP” data. (See the Bank’s GAP analysis in “-Risk Management-Market Risk-Interest Rate Risk-Banking.”) At June 30, 2012, $930.7 million of the Bank’s deposits were from the brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures, established by regulation to ensure capital adequacy, require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). At June 30, 2012, the Bank had a total risk-based capital ratio of 19.2%, which resulted in excess capital of $65.8 million over the Order’s total risk-based capital requirement of $110.0 million, and the Bank had a Tier I (core) capital ratio of 12.6% or $60.1 million over the Order’s Tier I (core) capital requirement of $104.2 million. At June 30, 2012, the Bank had a Tier I risk-based capital ratio of 17.9%. Under federal law, the OCC may require the Bank to apply another measure of risk-weight or capital ratio that the OCC deems appropriate.

The Bank has historically met all of its capital adequacy requirements. As of June 30, 2012, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a “well-capitalized institution.” However, as a result of the issuance of the Order, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OCC regulations and the Order. See Note 29 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.” Should the Bank not meet these requirements, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 165.6) could be applicable.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 28 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

Contractual Obligations and Contingent Payments

	Payments Due
(in thousands)	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years	Other (5)

Long-term debt (1)	$159,374	$	__	$26,491	$106,721	$26,162	$	__
Interest on long- term debt (2)	73,205		15,406	30,638	18,704	8,457		__
Certificates of deposit	37,100		26,240	9,836	1,024	__		__
Uncertain tax positions	1,125		__	__	__	__		1,125
Other leases (3)	40,960		8,801	13,124	8,609	10,426		__
Investment commitments	5,400		5,400	__	__	__		__
Purchase obligations	16,975		13,062	3,913	__	__		__
Deferred compensation (4)	6,631		2,098	1,702	1,040	1,791		__
Purchase mortgage loan sub-participations	50,000		__	__	__	__		50,000
Scholarship endowment	500		__	__	__	__		500

Total	$391,270		$71,007	$85,704	$136,098	$46,836		$51,625

(1) Long-term debt is comprised of advances from the FHLB with maturities greater than one year and the credit agreement with Hilltop and Oak Hill.

(2) Amount of interest payable includes the advances from the FHLB based on rates ranging from 2.6% to 6.8% and the credit agreement with Hilltop and Oak Hill based on an effective interest rate of 15%.

(3) Of the $40,960 in lease commitments, no amounts are reserved for impairment.

(4) We have commitments to our employees for deferred compensation in the amount of $6,631 that become payable in future fiscal years as defined by the plan and determined by participants who have formally requested payment of their plan balances. See Note 19 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

(5)Due date cannot be estimated. See Note 1(t), Note 17 and Note 25 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

Cash Flow

Net cash used in operating activities totaled $1.5 million and $259.5 million in fiscal 2012 and fiscal 2010, respectively. In fiscal 2011, cash provided by operating activities totaled $490.0 million. The decrease from fiscal 2011 to fiscal 2012 and the increase from fiscal 2010 to fiscal 2011 in net cash provided by (used in) operating activities was primarily due to the change in cash flow classification of the Bank’s purchased mortgage program loans. In fiscal 2010, the cash flow from these loans were classified as operating cash flows, while in fiscal 2011, the cash flows were presented as investing cash flows.

Net cash used in investing activities was $219.8 million and $172.4 million in fiscal 2012 and fiscal 2010, respectively, while net cash provided by investing activities was $208.5 million in fiscal 2011. The primary reason for the decrease in cash provided by investing activities in fiscal 2012 as compared to fiscal 2011 was a $349.2 million increase in investment securities at the Bank, a $42.2 million decrease in proceeds received from the sale of loans, the investment of $30.0 million of proceeds from the credit agreement with Hilltop and Oak Hill, a $23.4 million increase in the net amount invested in loans at the Bank, and a $15.4 million decrease in proceeds from the sale/redemption of investment securities. The primary reason for the increase in cash provided by investing activities from fiscal 2010 to 2011 was a $178.9 million decrease in the net amount invested in loans at the Bank.

Net cash provided by financing activities totaled $4.3 million and $362.9 million for fiscal 2012 and 2010, respectively. Net cash used in financing activities was $426.8 million for fiscal 2011. The primary reason for the increase in the cash provided by financing activities was the $100.0 million loan from Oak Hill and Hilltop in July 2011 and a reduction in deposits of $44.2 million in fiscal 2012 versus a reduction in deposits of $382.3 million for fiscal 2011. Offsetting this increase in cash provided by financing activities in fiscal 2012 was a decrease in net short-term borrowings. The primary reason for the decrease in cash provided by financing activities from fiscal 2010 to fiscal 2011 was a decrease in deposits at the Bank.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next fiscal year.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2011, the Board of Directors of SWS Group approved a plan authorizing us to purchase up to 500,000 shares of common stock from time to time in the open market for an 18-month period ending on February 28, 2013. During fiscal 2012, no shares of common stock were purchased under this program. We do not intend to repurchase any shares of common stock under this plan and would require Hilltop, Oak Hill and regulatory approval to repurchase shares under this plan.

On November 17, 2009, the stockholders of SWS Group voted to increase the authorized number of shares of common stock available for issuance under our deferred compensation plan from 375,000 shares to 675,000 shares. The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During fiscal year 2012, the plan purchased approximately 58,000 shares of common stock at a cost of approximately $329,000, or $5.63 per share, and approximately 15,000 shares were sold or distributed to participants pursuant to the plan. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in fiscal 2012, we repurchased approximately 13,000 shares of common stock with a market value of approximately $62,000, or an average of $4.79 per share, to cover tax liabilities.

Inflation

Our financial statements included herein have been prepared in accordance with GAAP. GAAP requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered under GAAP. Our assets are primarily monetary, consisting of cash, securities inventory and receivables from customers and broker/dealers. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. The rate of inflation affects various expenses of the company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of our services. The rate of inflation can also have a significant impact on securities prices and on investment preferences by our customers, generally. In management’s opinion, changes in interest rates affect the financial condition of a financial services firm to a greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities among other things. See Item 1A, “Risk Factors - Risks Specific to Our Industries.”

RISK MANAGEMENT

In an effort to assist the Company in managing enterprise risk, in 2010 and at the Board of Director’s request, the Company engaged a firm to perform an analysis of the Company’s enterprise risk management process. During fiscal 2011, based on the Board of Director’s recommendations, we initiated an enterprise risk management program and committee. Enterprise risk is viewed as the threat from an event, action of loss of opportunity that, if it occurs or has occurred, may adversely affect any, or any combination of, our company objectives, business strategies, business model, regulatory compliance, reputation and existence. The committee works with our various departments and committees to manage our enterprise risk management program and reports the results of this work to the Audit Committee of the Board of Directors on a quarterly basis. During fiscal 2012, we continued to use consulting services to improve risk management processes, procedures and reporting.

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

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending. The Bank has developed and continues to enhance its policies and procedures to provide a process for managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of its loan portfolio. The Bank grants loans to customers primarily within Texas and New Mexico. The Bank also purchases mortgage loans, which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the general economic conditions in Texas and New Mexico. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct business. We have established procedures based on legal and regulatory requirements that are designed to reasonably ensure compliance with applicable statutory and regulatory requirements. We also have established procedures that are designed to ensure that executive management’s policies relating to conduct, ethics and business practices are followed. In connection with our business, we have various procedures addressing significant issues such as regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer funds and securities, granting credit, collection activities, money laundering, privacy and record keeping.

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

Banking. Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to rate movements and aids in stabilizing positive interest spreads. We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. The Bank has established percentage change limits in both interest margin and net portfolio value. To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates. To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data prepared by the OTS for interest rate sensitivity of the Bank’s net portfolio. Beginning with March 2012, the OTS data was no longer available and the Bank began using internal modeling data for net portfolio value. These analyses are conducted on a quarterly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates ranging from positive 300 basis points to negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin

+300	-2.80%
+200	-2.09%
+100	-1.01%
0	0%
-50	-5.19%
-100	-10.20%

The following GAP Analysis table indicates the Bank’s interest rate sensitivity position at June 30, 2012 (in thousands):

	Repricing Opportunities

	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$715,503	$20,477	$50,597	$69,465
Securities and FHLB stock	3,830	—	64,937	264,974
Interest-bearing deposits	64,157	—	—	—
Total earning assets	783,490	20,477	115,534	334,439

Interest-bearing liabilities:
Transaction accounts and savings	969,730	—	—	—
Certificates of deposit	16,137	10,103	9,836	1,024
Borrowings	2,393	6,873	28,621	30,754
Total interest-bearing liabilities	988,260	16,976	38,457	31,778

GAP	$(204,770)	$3,501	$77,077	$302,661

Cumulative GAP	$(204,770)	$(201,269)	$(124,192)	$178,469

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at June 29, 2012 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$655	$6,659	$29,823	$59,725	$96,862
Auction rate municipal bonds	—	—	—	21,006	21,006
U.S. government and government agency obligations	4,505	5,053	3,920	(2,611)	10,867
Corporate obligations	(3,795)	(155)	(645)	24,339	19,744

Total debt securities	$1,365	$11,557	$33,098	$102,459	$148,479
Corporate equity securities	—	—	—	1,312	1,312
Other	11,205	—	—	—	11,205

	$12,570	$11,557	$33,098	$103,771	$160,996

Restricted cash and cash equivalents	$30,044	$—	$—	$—	$30,044

Assets segregated for regulatory purposes	$—	$10,114	$—	$—	$10,114

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	0.71%	1.59%	2.39%	4.27%	3.49%
Auction rate municipal bonds	—	—	—	0.72%	0.72%
U.S. government and government agency obligations	0.17%	0.46%	1.75%	3.21%	1.74%
Corporate obligations	0.34%	2.41%	4.35%	4.28%	3.38%
Assets segregated for regulatory purposes	—	0.33%	—	—	0.33%

Available-for-sale securities, at fair value
Securities available for sale	$3,782	$148,550	$46,897	$108,560	$307,789

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data.”

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

Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. We value the following assets and liabilities utilizing Level 1 inputs: (i) our investment in USHS common stock; (ii) our deferred compensation plan’s investment in Westwood common stock; (iii) our investment in government guaranteed bonds purchased under the Temporary Liquidity Guarantee Program (“TLGP”); and (iv) certain inventories held in our securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We value the following assets and liabilities utilizing Level 2 inputs: (i) certain inventories held in our securities owned and securities sold, not yet purchased portfolio and (ii) securities in our available for sale portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable observable market underlying assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. We value the following assets and liabilities utilizing Level 3 inputs: (i) certain inventories held in our securities owned portfolio and (ii) the stock purchase warrants issued to Hilltop and Oak Hill. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management. Our Level 3 assets represented 4% of our total assets measured at fair value at June 29, 2012 and 97% of our Level 3 assets consisted of one auction rate security bond. Our Level 3 liabilities represented 28% of our total liabilities measured at fair value at June 29, 2012. All of our Level 3 liabilities consist of the stock purchase warrants issued to Hilltop and Oak Hill.

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

The valuation process for financial instruments may include the use of valuation models and other techniques. Management makes adjustments to valuations derived from valuation models based on a number of factors, including but not limited to, the size of the position in the financial instrument in a an inactive market, the features of the financial instrument such as its complexity, the market in which the financial instrument is traded or if a financial instrument is subject to sales restrictions that would result in a price less than the quoted market price. Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument would consider the same factors in valuing the financial instrument.

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

Securities Available for Sale. Because quoted market prices are available in an active market, our investment in USHS common stock and our deferred compensation plan’s investment in Westwood common stock are classified within Level 1 of the valuation hierarchy. Our investments in U.S. government and government agency obligations and municipal obligations held by the Bank as available for sale are valued in a similar manner to our Level 2 securities owned and securities sold, not yet purchased portfolio, noted below.

Securities Owned and Securities Sold, Not Yet Purchased Portfolio. Securities classified as Level 1 securities primarily consist of financial instruments whose value is based on quoted market prices such as corporate equity securities and U.S. government and government agency obligations, primarily U.S. treasury securities.

Securities classified as Level 2 securities include financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Securities in this category include corporate obligations, U.S. government and government agency obligations and municipal obligations.

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

At June 29, 2012, certain corporate equity securities, valued at $0.7 million, were categorized as Level 3 as these securities were valued based on an inactive market for which there were no observable inputs. These positions were not material to our total portfolio. At June 29, 2012, we had one auction rate bond position categorized as a Level 3 security for which there was not an active trading market. This position was valued at 95.7% of par, which management believes is representative of the price market participants would pay. Management believes that a valuation of this position is indicative of fair market value due to auction failures and the current lack of liquidity in this investment. Also, our internal discounted cash flow and third-party valuations supported a valuation at 95.7% of par. At June 29, 2012, this position had a calculated rate of return of 1% per annum. Based on discussions with the issuer of the bonds, it is our understanding that the entity plans to refinance its debt once interest rates rise. However, there can be no certainty that this refinancing will occur. As such, we expect to receive full value on these bonds.

Stock purchase warrants. The stock purchase warrants held by Hilltop and Oak Hill are valued quarterly using a binomial model. The model considers the following variables: price and volatility of our common stock, treasury yield, annual dividend, and the remaining life of the warrants. The derived volatility estimate considers both the historical and implied forward volatility of our common stock. All else being equal, the warrants will lose time value as they near maturity. Other than remaining life, the primary drivers of value are the price and volatility of our common stock. As the volatility and/or stock price increase, the value of the warrants increase as well. The movement of these two variables will amplify or offset one another depending on the direction and velocity of their movements. These securities are classified as Level 3.

We had unrealized gains of $15.8 million and unrealized losses of $19.4 million for these stock purchase warrants in fiscal 2012.

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

Long-Lived Assets and Goodwill

Our long-lived assets are subject to impairment testing if specific events warrant the review. We test goodwill for impairment at least annually. The impairment test is based on determining the fair value of the specified reporting units. Judgment is required in assessing the effects of external factors, including market conditions, and projecting future operating results. These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact our consolidated financial statements. If actual external conditions and future operating results differ from management’s judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate fair value. See additional discussion in Note 1(m) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data”

Allowance for Probable Loan Losses

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all loans and is based on historical loss experience adjusted for qualitative factors. These factors include the following: concentrations of risk in the portfolio, estimated changes in the value of underlying collateral, credit quality of the portfolio and changes in the volume and growth in the portfolio.

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

We have certain deferred tax assets that are derived from capital losses. Our ability to use these deferred tax assets depends on us having sufficient capital gain income within the carryback and carryforward period available under the tax law. At June 29, 2012, our deferred tax assets included $872,000 related to capital losses from our investments in certain partnership assets. We have established an $872,000 valuation allowance against this deferred tax asset because we did not believe it was more likely than not that sufficient capital gain income would be generated to offset these capital losses.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1(z) in the Notes to the Consolidated Financial Statements for the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 included under Item 8. “Financial Statements and Supplementary Data” for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The company’s consolidated financial statements and supplementary data are included in pages F-2 through F-55 of this Annual Report on Form 10-K. See accompanying Item 15. “Exhibits and Financial Statement Schedules” and “Index to the Financial Statements” on page F-1.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

(In thousands, except per share amounts)

2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$92,597	$83,496	$91,557	$86,091
Net income (loss)	1,652	(14,340)	8,262	(303)
Comprehensive income (loss)	1,574	(13,734)	8,952	459
Earnings (loss) per share – basic
Net income (loss)	$0.05	$(0.44)	$0.25	$(0.01)
Earnings (loss) per share – diluted
Net income (loss)	$0.05	$(0.44)	$0.04	$(0.01)
Cash dividend declared per common share	$0.00	$0.00	$0.00	$0.00
Stock price range
High	$6.31	$7.56	$7.77	$5.94
Low	$3.67	$4.03	$4.79	$5.08

2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$109,350	$102,233	$89,493	$88,743
Net income (loss)	(20,748)	(330)	(2,147)	22
Comprehensive income (loss)	(20,814)	179	(2,257)	150
Earnings (loss) per share – basic
Net income (loss)	$(0.64)	$(0.01)	$(0.07)	$0.00
Earnings (loss) per share – diluted
Net income (loss)	$(0.64)	$(0.01)	$(0.07)	$0.00
Cash dividend declared per common share	$0.09	$0.01	$0.01	$0.01
Stock price range
High	$10.22	$7.57	$6.49	$6.76
Low	$6.71	$3.91	$4.27	$5.59

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 29, 2012. Based on such evaluation, our management, including the principal executive officer and principal financial officer has concluded that as of June 29, 2012, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 29, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 29, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, our management concluded that we have maintained effective internal control over financial reporting as of June 29, 2012.

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of June 29, 2012 as stated in their report, dated September 7, 2012, which appears herein.

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

ITEM 9B. OTHER INFORMATION

The table set forth below presents the amount awarded under our cash bonus plan for fiscal 2012 to each of our named executive officers. Our Board of Directors approved the awards on August 29, 2012.

Name and Position	Amount paid under the cash bonus plan
James H. Ross Director, President and Chief Executive Officer	$450,000
Stacy M. Hodges Executive Vice President, Chief Financial Officer and Treasurer	150,000
Daniel R. Leland Executive Vice President	1,280,432
Richard H. Litton Executive Vice President	1,419,455

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information with respect to our executive officers, see Item 1. “Business-Executive Officers of the Registrant.” The information under the heading “Proposal One - Election of Directors” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

For information on the Board of Directors’ determination of the financial expert on the Audit Committee and the name and independence of such expert, see “Audit Committee” under the heading “Corporate Governance” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the identification of the audit committee and its members, see “Committees of the Board of Directors” under the heading “Corporate Governance” and the “Audit Committee Report” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

For information on the compliance with Section 16(a) of the Exchange Act, see “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end which is incorporated herein by reference.

We have adopted a corporate Code of Business Conduct and Ethics (the “Code”) that applies to all directors and employees of SWS. This Code is intended to promote honest and ethical conduct; avoidance of conflicts of interest; full, fair, accurate, timely, and understandable disclosure in the reports and documents that the company files with, or submits to, the SEC, and in all other public communications made by SWS; compliance with all governmental laws, rules, and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. The Code is a product of SWS’s commitment to honesty. The Code is posted on our corporate website at www.swsgroupinc.com. In addition, a copy of the Code may be obtained free of charge, upon written request to our Corporate Secretary at SWS Group, Inc., 1201 Elm Street, Suite 3500, Dallas, TX 75270. Any amendments to the Code and any waivers that are required to be disclosed by the rules of the SEC and the NYSE will be posted on our corporate website.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information under the heading “Stock Ownership of Principal Stockholders and Management” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the subheadings “Fees Paid to Independent Registered Public Accounting Firm” and “Pre-approval of Independent Accounting Services” under the heading “Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 240.14a(6) within 120 days after our fiscal year end is incorporated herein by reference.

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

3.	The following exhibits of the Registrant and its subsidiaries are attached hereto as required by Item 15(b):

Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009
3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 7, 2012
3.3	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series A of SWS Group, Inc. incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
4.1	Warrant to purchase up to 8,695,652 shares of Common Stock, issued on July 29, 2011 to Hilltop Holdings Inc. incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
4.2	Warrant to purchase up to 8,419,148 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Partners III, L.P. incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
4.3	Warrant to purchase up to 276,504 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
4.4	Investor Rights Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
10.1+	Stock Option Plan incorporated by reference to Exhibit A to the Registrant’s Proxy Statement filed September 24, 1996

10.2+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Non-Employee Directors for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004
10.3+	Form of Southwest Securities Group, Inc. Non-Qualified Option Agreement for Key Employees for the 1996 Stock Option Plan incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004
10.4+	1997 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed September 24, 1998
10.5+	Form of SWS Group, Inc. Non-Qualified Option Agreement for the 1997 Stock Option Plan incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2004
10.6+	Phantom Stock Plan incorporated by reference to Exhibit B to the Registrant’s Proxy Statement filed September 24, 1996
10.7+	SWS Group, Inc. 2003 Restricted Stock Plan incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed October 9, 2003
10.8+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Non-Employee Directors for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 3, 2005
10.9+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed March 3, 2005
10.10+	SWS Group, Inc. Amended and Restated Deferred Compensation Plan—Effective July 1, 1999 incorporated by reference to Appendix C to the Registrant’s Proxy Statement filed October 9, 2003
10.11+	SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed October 6, 2004
10.12+	Form of Plan Agreement for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed November 12, 2004
10.13+	Form of Election Form for the SWS Group, Inc. 2005 Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed November 12, 2004
10.14+	Description of Registrant’s executive cash bonus plan incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed September 20, 2005
10.15+	Description of Registrant’s director compensation arrangement incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed February 9, 2005
10.16	Funding Agreement dated as of March 20, 2011 among SWS Group, Inc. Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 21, 2011

10.17	Credit Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011
10.18+	Form of SWS Group, Inc. Restricted Stock Plan Agreement for Employees for the 2003 Restricted Stock Plan incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed February 8, 2012
21.1* 23.1* 31.1*	Subsidiaries Consent of Grant Thornton LLP Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#	The following materials from SWS Group, Inc.’s annual report on Form 10-K for the year ended June 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 29, 2012 and June 24, 2011; (ii) Consolidated Statements of Loss and Comprehensive Loss for the years ended June 29, 2012, June 24, 2011 and June 25, 2010; (iii) Consolidated Statements of Stockholders’ Equity for the years ended June 29, 2012,June 24, 2011 and June 25, 2010; (iv) Consolidated Statements of Cash Flows for the years ended June 29, 2012, June 24, 2011 and June 25, 2010; (v) Notes to Consolidated Financial Statements and (vi) Schedule I – Condensed Financial Information of Registrant

* Filed herewith

+ Management contract or compensatory plan or arrangement

# Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWS Group, Inc.
(Registrant)

September 7, 2012 (Date)	/S/ James H. Ross
(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

September 7, 2012 (Date)
(Signature)
Frederick R. Meyer
Chairman of the Board

September 7, 2012 (Date)	/S/ James H. Ross
(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

September 7, 2012 (Date)	/S/ Stacy M. Hodges
(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

September 7, 2012 (Date)	/S/ Robert A. Buchholz
(Signature)
Robert A. Buchholz
Director

September 7, 2012 (Date)	/S/ Brodie L. Cobb
(Signature)
Brodie L. Cobb
Director

September 7, 2012 (Date)	/S/ J. Taylor Crandall
(Signature)
J. Taylor Crandall
Director

September 7, 2012 (Date)	/S/ Christie S. Flanagan
(Signature)
Christie S. Flanagan
Director

September 7, 2012 (Date)	/S/ Gerald J. Ford
(Signature)
Gerald J. Ford
Director

September 7, 2012 (Date)	/S/ Larry A. Jobe
(Signature)
Larry A. Jobe
Director

September 7, 2012 (Date)	/S/ Tyree B. Miller
(Signature)
Tyree B. Miller
Director

September 7, 2012	/S/ Mike Moses, Ed.D.
(Date)	(Signature)
Mike Moses, Ed.D.
Director

September 7, 2012	/S/ Joel T. Williams III
(Date)	(Signature)
Joel T. Williams III
Director

SWS GROUP, INC. AND SUBSIDIARIES

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 29, 2012 and June 24, 2011

(In thousands, except par values and share amounts)

	2012	2011
Assets
Cash and cash equivalents	$81,826	$298,903
Restricted cash and cash equivalents	30,044	—
Assets segregated for regulatory purposes	176,299	238,325
Receivable from brokers, dealers and clearing organizations	1,425,697	1,620,523
Receivable from clients, net of allowance	256,840	240,491
Loans held for sale	—	5,241
Loans, net	833,640	946,768
Securities owned, at fair value	231,151	221,587
Securities held to maturity	25,904	34,176
Securities purchased under agreements to resell	25,186	42,649
Goodwill	7,552	7,552
Securities available for sale	307,789	2,020
Other assets	144,915	143,922

	$3,546,843	$3,802,157

Liabilities and Stockholders’ Equity
Short-term borrowings	$67,500	$110,000
Payable to brokers, dealers and clearing organizations	1,349,370	1,568,033
Payable to clients	347,574	397,590
Deposits	1,062,233	1,106,471
Securities sold under agreements to repurchase	27,465	10,313
Securities sold, not yet purchased, at fair value	70,155	68,661
Drafts payable	24,970	23,656
Advances from Federal Home Loan Bank (the “FHLB”)	68,641	94,712
Long-term debt, net	79,076	—
Stock purchase warrants (“Warrants”)	27,810	—
Other liabilities	66,347	65,252

	3,191,141	3,444,688

Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares, issued 33,312,140 and outstanding 32,576,307 shares at June 29, 2012; issued 33,312,140 and outstanding 32,285,076 shares at June 24, 2011	3,331	3,331
Additional paid-in capital	324,556	326,986
Retained earnings	30,084	34,813
Accumulated other comprehensive income – unrealized holding gain, net of tax of $1,398 at June 29, 2012 and $334 at June 24, 2011	2,745	765
Deferred compensation, net	3,427	3,308
Treasury stock (735,833 shares at June 29, 2012 and 1,027,064 shares at June 24, 2011, at cost)	(8,441)	(11,734)

Total stockholders’ equity	355,702	357,469

Total liabilities and stockholders’ equity	$3,546,843	$3,802,157

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

Years ended June 29, 2012, June 24, 2011 and June 25, 2010

(In thousands, except share and per share amounts)

	2012	2011	2010
Revenues:
Net revenues from clearing operations	$9,385	$10,708	$10,584
Commissions	131,855	142,667	157,460
Interest	122,120	138,867	156,063
Investment banking, advisory and administrative fees	39,377	39,766	35,833
Net gains on principal transactions	29,486	38,646	41,361
Other	21,518	19,165	20,926

Total revenue	353,741	389,819	422,227
Interest expense	60,318	47,755	55,256

Net revenues	293,423	342,064	366,971

Non-interest expenses:
Commissions and other employee compensation	208,635	220,387	229,411
Occupancy, equipment and computer service costs	31,869	34,057	34,277
Communications	12,380	12,862	13,246
Floor brokerage and clearing organization charges	4,201	4,486	3,960
Advertising and promotional	3,093	2,770	4,032
Provision for loan loss	2,475	50,967	45,118
Unrealized loss on Warrants valuation	3,674	__	__
Other	33,036	49,989	41,479

Total non-interest expenses	299,363	375,518	371,523

Loss before income tax benefit	(5,940)	(33,454)	(4,552)
Income tax benefit	(1,211)	(10,251)	(1,659)

Net loss	(4,729)	(23,203)	(2,893)
Other comprehensive income:
Net gains recognized in other comprehensive income, net of tax of $1,064 in 2012; $253 in 2011 and $81 in 2010 on available for sale securities	1,980	461	124

Comprehensive loss	$(2,749)	$(22,742)	$(2,769)

Loss per share – basic
Net loss	$(0.14)	$(0.71)	$(0.10)

Weighted average shares outstanding – basic	32,649,544	32,514,945	30,252,732

Loss per share – diluted
Net loss	$(0.14)	$(0.71)	$(0.10)

Weighted average shares outstanding – diluted	32,649,544	32,514,945	30,252,732

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 29, 2012, June 24, 2011and June 25, 2010

(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Deferred
	Common Stock		Paid-in	Retained	Comprehensive	Compensation,	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Net	Shares	Amount	Total

Balance at June 26, 2009	28,309,139	$2,831	$271,131	$75,918	$180	$2,639	(1,046,216)	$(12,342)	$340,357
Net loss	—	—	—	(2,893)	—	—	—	—	(2,893)
Unrealized holding gain, net of tax of $81	—	—	—	—	151	—	—	—	151
Shortfall for taxes on vesting of restricted stock	—	—	(125)	—	—	—	—	—	(125)
Cash dividends ($0.36 per share)	—	—	—	(11,132)	—	—	—	—	(11,132)
Exercise of options	3,000	—	29	—	—	—	—	—	29
Deferred compensation plan	—	—	23	—	(27)	537	(29,424)	(388)	145
Public offering – common stock	5,000,001	500	54,200	—	—	—	—	—	54,700
Restricted stock plan	—	—	1,204	—	—	—	105,690	958	2,162

Balance at June 25, 2010	33,312,140	3,331	326,462	61,893	304	3,176	(969,950)	(11,772)	383,394
Net loss	—	—	—	(23,203)	—	—	—	—	(23,203)
Unrealized holding gain, net of tax of $253	—	—	—	—	469	—	—	—	469
Shortfall for taxes on vesting of restricted stock	—	—	(351)	—	—	—	—	—	(351)
Cash dividends ($0.12 per share)	—	—	—	(3,877)	—	—	—	—	(3,877)
Deferred compensation plan	—	—	(15)	—	(8)	132	(46,077)	(145)	(36)
Restricted stock plan	—	—	890	—	—	—	(11,037)	183	1,073

Balance at June 24, 2011	33,312,140	3,331	326,986	34,813	765	3,308	(1,027,064)	(11,734)	357,469
Net loss	—	—	—	(4,729)	—	—	—	—	(4,729)
Unrealized holding gain, net of tax of $1,064	—	—	—	—	1,975	—	—	—	1,975
Shortfall for taxes on vesting of restricted stock	—	—	(62)	—	—	—	—	—	(62)
Deferred compensation plan	—	—	(19)	—	5	119	(43,480)	(149)	(44)
Restricted stock plan	—	—	(2,349)	—	—	—	334,711	3,442	1,093

Balance at June 29, 2012	33,312,140	$3,331	$324,556	$30,084	$2,745	$3,427	(735,833)	$(8,441)	$355,702

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 29, 2012, June 24, 2011 and June 25, 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(4,729)	$(23,203)	$(2,893)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,779	7,218	7,094
Accretion of discount on long-term debt	3,212	__	__
Amortization of deferred debt issuance costs	451	__	__
Increase in fair value of Warrants	3,674	__	__
Amortization of premiums /discounts on loans purchased	(90)	(160)	(171)
Amortization of premiums /discounts on investment securities	934	157	17
Provision for doubtful accounts on receivables from customers	480	491	760
Provision for loan loss and write downs on real estate owned and other repossessed assets	3,776	65,188	50,662
Deferred income tax expense (benefit)	9,023	(4,037)	(8,345)
Allowance for deferred tax asset	28	844	__
Deferred compensation for deferred compensation plan and restricted stock plan	547	3,431	4,628
Loss (gain) on sale of loans	9	506	(1,329)
(Gain) loss on fixed assets transactions	(1)	34	76
(Gain) loss on sale of real estate owned and other repossessed assets	(25)	3,045	2,371
Gain on sale of available for sale and investment securities	(557)	(81)	(16)
Gain on issuer’s redemption of investment securities	__	(1,078)	__
Equity in earnings of unconsolidated ventures	(572)	(209)	(1,667)
Dividend received on investments	(61)	(24)	(18)
Shortfall for taxes on vesting of restricted stock	62	351	125
Change in operating assets and liabilities:
Decrease in assets segregated for regulatory purposes	62,026	46,502	28,326
Net change in broker, dealer and clearing organization accounts	(23,837)	16,915	(30,210)
Net change in client accounts	(66,845)	(47,490)	(64,930)
Net change in loans held for sale	__	424,055	(161,275)
(Increase) decrease in securities owned	(9,564)	24,000	(70,557)
Decrease (increase) in securities purchased under agreements to resell	17,463	(12,142)	(8,885)
Increase in other assets	(7,043)	(6,634)	(9,669)
Increase (decrease) in drafts payable	1,314	(3,690)	(111)
Increase in securities sold, not yet purchased	1,494	1,067	14,358
Increase (decrease) in other liabilities	1,552	(5,059)	(7,872)

Net cash (used in) provided by operating activities	(1,500)	489,997	(259,531)

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned	(3,842)	(2,728)	(6,704)
Proceeds from fixed assets and real estate	19,559	48,569	28,609
Proceeds from the sale of loans	1,751	43,986	__
Loan originations and purchases	(4,043,938)	(4,794,278)	(423,741)
Loan repayments	4,129,802	4,856,784	307,352
Purchase of investment securities	(384,730)	(35,525)	(83,447)
Proceeds from the sale of investment securities	67,493	75,555	2,925
Proceeds from the issuer’s redemption of investment securities	__	7,347	__
Cash received on investments	22,924	6,895	2,336
Proceeds from the sale of FHLB stock	1,143	3,339	267
Purchases of FHLB stock	__	(1,460)	__
Investment of proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. in restricted fund	(30,000)	__	__

Net cash (used in) provided by investing activities	(219,838)	208,484	(172,403)

(continued)

(continued)

	2012		2011	2010
Cash flows from financing activities:
Payments on short-term borrowings		$(2,534,350)	$(5,391,782)	$(3,063,885)
Cash proceeds from short-term borrowings		2,491,850	5,391,782	3,163,885
(Decrease) increase in deposits		(44,238)	(382,333)	196,059
Advances from the FHLB		__	403,644	80,050
Payments on advances from the FHLB		(26,071)	(441,753)	(64,721)
Payment of cash dividends on common stock		__	(3,904)	(11,216)
Shortfall for taxes on vesting of restricted stock		(62)	(351)	(125)
Cash proceeds (payments) on securities sold under agreements to repurchase		17,152	(2,076)	7,927
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P and Oak Hill Capital Management Partners III, L.P.		100,000	__	__
Net proceeds from secondary offering		__	__	54,700
Net proceeds from exercise of stock options		__	__	27
Proceeds related to deferred compensation plan		309	444	642
Purchase of treasury stock related to deferred compensation plan		(329)	(439)	(472)

Net cash provided by (used in) financing activities		4,261	(426,768)	362,871

Net (decrease) increase in cash and cash equivalents		(217,077)	271,713	(69,063)
Cash and cash equivalents at beginning of year		298,903	27,190	96,253

Cash and cash equivalents at end of year		$81,826	$298,903	$27,190

Supplemental schedule of non-cash investing and financing activities:
Grants of restricted stock		$3,628	$670	$1,461

Foreclosures on loans		$28,359	$44,251	$57,308

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest		$69,079	$46,688	$58,624

Income taxes	$	__	$1,635	$7,055

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

(a) General and Basis of Presentation

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and its consolidated subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”). Each of the subsidiaries listed below are 100% owned.

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

Southwest Securities is a New York Stock Exchange (“NYSE”) member broker/dealer. Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (FINRA). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (the “SEC”) as broker/dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and as registered investment advisors under the Investment Advisors Act of 1940.

SWS Insurance holds insurance agency licenses in 44 states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. The Company retains no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

The Bank is a federally chartered savings bank regulated since July 21, 2011 by the Office of the Comptroller of the Currency (“OCC”). Prior to July 21, 2011, the Bank was regulated by the Office of Thrift Supervision (“OTS”). As of July 21, 2011, the Federal Reserve Board (“FRB”) began supervising and regulating SWS Group and SWS Banc. SWS Banc is a wholly owned subsidiary of SWS Group and became the sole stockholder of the Bank in 2004.

FSB Development was formed to develop single-family residential lots. As of June 30, 2012, it had no investments.

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

•

In fiscal 2012, the Bank enhanced its allowance for loan loss calculation to reflect the credit quality of the Bank’s loan portfolio in the current economic environment. These enhancements were not considered material enough to warrant a change in accounting estimate. For additional discussion regarding the calculation of the Company’s allowance for probable loan losses see Note 1(i), Loans and Allowance for Loan Losses – Allowance for Loan Losses and Note 6, Loans and Allowance for Probable Loan Losses.

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

For the purposes of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures interest-bearing cash accounts up to $250,000. Also, non-interest bearing transaction accounts have unlimited coverage under FDIC insurance until December 31, 2012 in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At June 29, 2012 and June 24, 2011, cash balances included $30,504,000 and $752,000, respectively, that were not federally insured because they exceeded federal insurance limits. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk on these deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At June 30, 2012 and 2011, these required reserve balances amounted to $1,503,000 and $4,158,000, respectively.

(e) Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represents funds received from Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) upon completion of the $100,000,000 loan contemplated by the Funding Agreement entered into on March 20, 2011. The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries. See additional discussion in Note 16, Debt Issued with Stock Purchase Warrants. Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20,000,000 of this cash to the Bank in December 2011, loaned Southwest Securities $20,000,000 in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, reduced its intercompany payable to Southwest Securities by $20,000,000 and contributed $10,000,000 in capital to Southwest Securities in the fourth quarter of fiscal 2012. The remaining $30,000,000 remains at SWS Group to be used for general corporate purposes. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows. The Company holds restricted cash and cash equivalents in money market funds.

(f) Securities Transactions

Proprietary securities transactions are recorded on a trade date basis, as if they had settled. Clients’ securities and commodities transactions are reported on a settlement date basis with the related commission income and expenses reported on a trade date basis.

(g) Securities Lending Activities

Securities borrowed and securities loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the fair value of securities loaned. The Company monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received adjusted for additional collateral obtained or received. Interest on such transactions is accrued and included in the Consolidated Statements of Financial Condition in receivables from and payables to brokers, dealers and clearing organizations.

(h) Loans Held for Sale

Loans held for sale include originated loans that were held for investment that management subsequently decided to sell. These loans were transferred to the held for sale category in anticipation of immediate disposition. These were classified loans that were being marketed through an international marketing campaign. Upon transfer, the fair value of these loans was determined using a discounted cash flow model to reflect the return required for immediate disposition of a distressed loan.

Subsequent to the transfer of these loans to held for sale, the loans were valued at the lower of cost or fair value as determined by the negotiated sales price or, if no sales price is yet determined, at an agreed upon acceptance price as determined by third party valuation and management.

(i) Loans and Allowance for Loan Losses

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

Purchased Mortgage Loans Held for Investment. Loan participations and sub-participations in the Bank’s mortgage purchase program are acquired from various mortgage companies and valued at amortized cost. These loans are pre-sold by the mortgage company to secondary investors who have been approved by the Bank. The purchased mortgage loans held for investment are held on average for 25 days or less.

Allowance for Loan Losses. The allowance for loan losses is maintained to absorb management’s estimate of probable loan losses inherent in the Bank’s loan portfolio at each reporting date. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management confirms the uncollectibility of the principal loan balance. Subsequent recoveries, if any, are recorded through the allowance. The determination of an adequate allowance is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available or circumstances change.

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

The specific allowance component provides for estimated probable losses for loans identified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts of principal and interest when due according to the contractual terms of the loan agreement. Management considers the borrower’s financial condition, payment status, historical payment record, and any adverse situations affecting the borrower’s ability to repay when evaluating whether a loan is deemed impaired. Loans that experience insignificant payment delays and shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest outstanding.

A specific reserve is recorded when and to the extent the recorded value of the loan is greater than (1) the present value of expected future cash flows discounted at the loan’s original effective rate, (2) fair value of collateral if the loan is collateral-dependent or (3) observable market price of the impaired loan. If the fair value of collateral is used to measure impairment of a collateral-dependent loan and repayment is dependent on the sale of the collateral, the fair value is adjusted to incorporate estimated costs to sell the collateral. Impaired loans that are collateral-dependent are primarily measured for impairment using the fair value of the collateral as determined by third party appraisals using the income approach, recent comparable sales data, or a combination thereof. In certain instances it is necessary for management to adjust the appraised value, less estimated costs to sell the collateral, to reflect changes in fair value occurring subsequent to the appraisal date. Management considers a guarantor’s capacity and willingness to perform, when appropriate, and the borrower’s resources available for repayment when measuring impairment.

The general allowance provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio. The general allowance is determined through a statistical calculation based on the Bank’s historical loss experience adjusted for certain qualitative factors as deemed appropriate by management. The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types). The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous three quarters. Management may adjust the historical loss rates to reflect other circumstances, such as deterioration in the real estate market, significant concentrations of product types, trends in portfolio volume, and the credit quality of the loan portfolio. In addition, prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

(j) Securities Owned

Marketable securities are carried at fair value. The increase or decrease in net unrealized appreciation or depreciation of securities owned is credited or charged to operations and is included in net gains on principal transactions in the Consolidated Statements of Loss and Comprehensive Loss. SWS records the fair value of securities owned on a trade date basis. See Note 1(y) and Note 27, Fair Value of Financial Instruments.

(k) Securities Held to Maturity

Bonds and notes for which the Company has the intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

(l) Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. Interest payable on these amounts is included in the Consolidated Statements of Financial Condition in other liabilities.

(m) Goodwill

The Company implemented the concepts outlined in Accounting Standards Update (“ASU”) 2011-08 regarding its annual goodwill assessment of fair value. The ASU highlights that an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.

Based on the results of its assessment, SWS’s goodwill balance was not impaired. SWS based its assessment of the fair value of the business units with goodwill on a weighted average of a discounted cash flow model estimate of fair value and a market multiple approach to fair value.

SWS has two reporting units with goodwill: Clearing with $4,254,000 and Institutional Brokerage with $3,298,000, both of which are part of Southwest Securities. There were no changes in the carrying value of goodwill during the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010.

(n) Investments

Limited partnership investments are accounted for under the equity method of accounting in accordance with Accounting Standards Codification (“ASC”) 323, “Investments-Equity Method and Joint Ventures.”

(o) Real Estate Owned (“REO”) and Other Repossessed Assets

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount and are included in other assets in the Consolidated Statements of Financial Condition. For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is being sold in an auction, by the accepted bid amount. For those REO assets that are in an auction and a bid has not been accepted, a fair value estimate is derived by utilizing market data, including appraised value discounted for selling the asset in a distressed sale. In addition, in certain circumstances, the Bank adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation or to reflect changes in market value occurring subsequent to the appraisal date. Included in other repossessed assets are land leases which are valued using a discounted cash flow analysis. The amount of additional write-downs required to reflect current fair value was $1,301,000, $14,221,000 and $5,544,000 for fiscal years 2012, 2011 and 2010, respectively.

(p) Fixed Assets and Depreciation

Fixed assets are comprised of furniture, computer hardware, equipment and leasehold improvements and are included in other assets in the Consolidated Statements of Financial Condition. Additions, improvements and expenditures for repairs and maintenance that significantly extend the useful life of an asset are capitalized. Other expenditures for repairs and maintenance are charged to expense in the period incurred. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from three to seven years), and depreciation on leasehold improvements is provided over the shorter of the useful life or the lease term (up to fifteen years) using the straight-line method. Depreciation of buildings is provided over the useful life (up to forty years) using the straight-line method. Depreciation expense totaled approximately $5,763,000, $6,423,000, and $6,142,000 for fiscal years 2012, 2011 and 2010, respectively.

Property consisted of the following at June 29, 2012 and June 24, 2011 (in thousands):

	June 29, 2012	June 24, 2011
Land	$2,104	$2,104
Buildings	4,977	4,977
Furniture and equipment	48,184	44,921
Leasehold improvements	15,074	15,771

	70,339	67,773
Less: accumulated depreciation	(50,746)	(46,090)

Net property	$19,593	$21,683

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

(q) Amortization

In fiscal 2008, the Company recorded a customer relationship intangible and amortized it over a five year period at a rate based on the estimated future economic benefit of the customer relationships. The intangible was fully amortized as of June 29, 2012. See additional discussion in Note 12, Intangible Assets.

(r) Consolidation of Variable Interest Entities

An entity is defined as a variable interest entity (“VIE”) and subject to consolidation if: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties or (2) the holders of the equity investment at risk in the entity lack the ability to make significant decisions about the entity’s operations or are not obligated to absorb the expected losses or receive the expected returns of the entity.

The reporting entity, if any, which has a controlling financial interest in a VIE is required to possess: (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb potentially significant losses or the right to receive potentially significant benefits from the VIE. The entity which has a controlling financial interest is determined to be the primary beneficiary of the VIE and is required to consolidate the entity in its financial statements.

In addition, a reporting entity is required to reevaluate whether an entity is a VIE, and if the entity is determined to be a VIE, whether the reporting entity is the primary beneficiary of the VIE, periodically upon the occurrence of certain events known as reconsideration events. A loan modified in a troubled debt restructuring (“TDR”) triggers a reconsideration event. See Note 11, Investments and Variable Interest Entities for additional information.

(s) Drafts Payable

In the normal course of business, SWS uses drafts to make payments relating to its brokerage transactions. These drafts are presented for payment through an unaffiliated bank and are sent to SWS daily for review and acceptance. Upon acceptance, the drafts are paid and charged against cash.

(t) Federal Income Taxes

SWS and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of the tax rate changes.

The Company records net deferred tax assets to the extent the Company believes these assets are more likely to be realized than not. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets when the Company determines that they are more likely to not be realized than realized. In the event the Company subsequently determines that it would be able to realize deferred income tax assets in excess of their net recorded amount, the Company would reduce the valuation allowance, which would reduce the provision for income taxes.

Deferred tax assets derived from operating losses are realized when the Company generates consolidated taxable income within the applicable carry-back and carry-forward periods. Based on the Company’s projection for future taxable income over the carry-forward period, management believes that it is more likely than not that the Company will realize all of its deferred tax assets derived from operating losses.

The Company has a $7,100,000 deferred tax asset related to the allowance for probable loan losses at the Bank. Management believes it is more likely than not that the Company will realize this deferred tax asset due to the Company’s strong earnings history and management’s belief that the loss that created the deferred asset related to the Bank’s allowance for probable loan losses was an aberration rather than a continuing condition. In addition, management considered its expectation that the Company’s other subsidiaries will be profitable and generate future taxable income at the consolidated level. However, the amount of deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced. See Note 17, Income Taxes for a detail of the Company’s deferred tax assets.

(u) Treasury Stock

Periodically, SWS Group repurchases common stock under a plan approved by its Board of Directors. Currently, SWS Group is authorized to repurchase 500,000 shares of common stock from time to time in the open market, expiring February 28, 2013. During fiscal 2012 and 2011, the Company did not repurchase any shares of common stock under the program in place at the time. The Company does not intend to repurchase any shares of common stock under this plan and would require Hilltop, Oak Hill and regulatory approval to repurchase shares under this plan.

Treasury stock is also repurchased periodically under the Company’s deferred compensation plan and the restricted stock plan (see Note 19, Employee Benefits).

(v) Stock-Based Compensation

SWS accounts for the SWS Group, Inc. Stock Option Plan (“1996 Plan”), the SWS Group, Inc. 1997 Stock Option Plan (“1997 Plan”) and the 2003 Restricted Stock Plan (“Restricted Stock Plan”) under the recognition and measurement principles of the Financial Accounting Standards Board’s (“FASB”) accounting codification. All outstanding stock options are 100% vested. As a result, no compensation expense was recorded for fiscal years 2012, 2011 or 2010 related to stock options.

(w) Loss Per Share (“EPS”)

SWS provides a presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if contracts to issue common stock were exercised. Unvested share-based payment awards that contain non-forfeiture rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of basic and diluted EPS, except in periods with a net loss, when they are excluded. See Note 23, Loss Per Share for additional detail regarding the Company’s calculation of EPS.

(x) Other Comprehensive Income (Loss)

Net holding gains and losses represent the unrealized holding gains and losses on securities available for sale. See Note 10, Securities Available for Sale.

(y) Fair Value of Financial Instruments

Fair value accounting establishes a framework for measuring fair value. Under fair value accounting, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date in the principal market in which the reporting entity transacts. Further, fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, fair value accounting establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 — Quoted prices in an active market for identical assets or liabilities. The Company values the following assets and liabilities utilizing Level 1 inputs: (1) the Company’s investment in U.S. Home Systems, Inc. (“USHS”) common stock; (2) the Company’s deferred compensation plan’s investment in Westwood Holdings Group, Inc. (“Westwood”) common stock; (3) the Company’s investment in government guaranteed bonds purchased under the Temporary Liquidity Guarantee Program (“TLGP”) and (4) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily available.

•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company values the following assets and liabilities utilizing Level 2 inputs: (1) certain inventories held in the Company’s securities owned and securities sold, not yet purchased portfolio and (2) securities in the available for sale portfolio. These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying observable market assumptions.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The Company values the following assets and liabilities utilizing Level 3 inputs: (1) certain inventories held in the Company’s securities owned portfolio and (2) the Warrants. These financial instruments have significant inputs that cannot be validated by readily determinable market data and generally involve considerable judgment by management.

The following is a description of the valuation methodologies used for instruments measured at fair value on recurring and non-recurring bases and recognized in the Consolidated Statements of Financial Condition, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Recurring Fair Value Measurements

Assets Segregated for Regulatory Purposes. Because quoted market prices are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. These securities consist of government bonds purchased under the TLGP.

Securities Available for Sale. Because quoted market prices are available in an active market, the Company’s investment in USHS common stock and the Company’s deferred compensation plan’s investment in Westwood common stock are classified within Level 1 of the valuation hierarchy. The Company’s investments in U.S. government and government agency and municipal obligations held by the Bank as available for sale are valued in a similar manner to the Company’s Level 2 securities owned and securities sold, not yet purchased portfolio, noted below.

Securities Owned and Securities Sold, Not Yet Purchased Portfolio. Securities classified as Level 1 securities primarily consist of financial instruments whose value is based on quoted market prices such as corporate equity securities and U.S. government and government agency obligations, primarily U.S. treasury securities.

Securities classified as Level 2 securities include financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including time value, yield curve, volatility factors, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Securities in this category include corporate obligations, U.S. government and government agency obligations and municipal obligations.

Securities classified as Level 3 securities are securities whose fair value is estimated based on internally developed models or methodologies, including discounted cash flow, utilizing significant inputs that are generally less readily observable. The models and methodologies consider the quality of the underlying loans, any related secondary market activity and expectations regarding future interest rate movements. Included in this category are certain corporate equity securities, municipal auction rate securities and Warrants.

The Company held one municipal auction rate bond with a par amount of $21,950,000 and $22,650,000, at June 29, 2012 and June 24, 2011, respectively, that was classified as a Level 3 security at both June 29, 2012 and June 24, 2011. This security is an investment grade credit, was valued at 95.7% of par, or $21,006,000 at June 29, 2012 and $21,676,000 at June 24, 2011, and yielded less than 1% per year for both periods. The interest rate on the bond is based on the London Interbank Offered Rate (“LIBOR”). The discount on the value of the bond is due to the lack of marketability. While management does not expect any reduction in the cash flow from this bond, the disruption in the credit markets has led to auction failures. The Company currently has the ability to hold this investment until maturity. While the Company expects the issuer of this bond to refinance the debt when LIBOR interest rates rise, there can be no certainty if or when this refinancing will occur. The Company believes the valuation of this bond at 95.7% of par at June 29, 2012 reflected an appropriate discount for the current lack of liquidity in this investment.

Warrants. The Warrants held by Hilltop and Oak Hill are valued using a binomial model which forecasts the Company’s potential stock price at certain points in time between the valuation date and expiration date of the Warrants. In addition to the Company’s stock price, variables in the model include the risk free rate of return, dividend yield, time to maturity and volatility of the Company’s stock price.

Substantially all of SWS’s brokerage assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

Non-recurring Fair Value Measurements

Impaired loans held for investment. Certain impaired loans are reported at fair value through the recognition of a specific valuation allowance or a partial principal charge-off. The fair value of an impaired loan is primarily determined based on the present value of the loan’s expected future cash flows discounted at the loan’s original effective rate or the fair value of collateral if the loan is collateral-dependent. If the fair value of collateral is used to measure impairment of a collateral-dependent loan and repayment is dependent on the sale of the collateral, the fair value is adjusted to incorporate estimated costs to sell the collateral. Impaired loans that are collateral-dependent are primarily measured for impairment using the fair value of the collateral as determined by third party appraisals using the income approach, recent comparable sales data or a combination thereof. In certain instances it is necessary for management to adjust the appraised value, less estimated costs to sell the collateral, to reflect changes in fair value occurring subsequent to the appraisal date. Therefore, impaired loans reported at fair value in the Consolidated Statements of Financial Condition are classified as Level 3 in the fair value hierarchy.

Loans held for sale. Loans held for sale are reported at the lower of cost or fair value. Fair value is determined by the negotiated sales price less costs to sell the loan, or if no sales price is yet determined, by management utilizing collateral valuations according to third party appraisals. The Bank receives appraisals on an annual basis or more often if deemed necessary by market and economic conditions. These appraisals generally use the sales comparison and /or income approaches to determine fair value. These loans were valued using Level 3 valuation methodologies.

REO and other repossessed assets. See Note 1(o), Real Estate Owned (“REO”) and Other Repossessed Assets for discussion of the valuation of these assets. REO and other repossessed assets are valued using Level 3 valuation methodologies as the inputs utilized to determine fair value require significant judgment and estimation.

Other Fair Value Disclosures

The following is a description of the valuation methodologies used for financial instruments not measured at fair value in the Consolidated Statements of Financial Condition, but for which fair value is required to be disclosed in accordance with ASC 820– Fair Value Measurements and Disclosure. See Note 27, Fair Value of Financial Instruments for additional information, including the hierarchy levels for these financial instruments.

Securities held to maturity. Fair values of securities held to maturity are based on the Company’s fair value policies regarding U.S. government and government agency obligations discussed above under – Recurring Fair Value Measurements – Securities Owned and Securities Sold, Not Yet Purchased portfolio.

Loans. Fair values of loans receivable, including purchased mortgage loans held for investment, are estimated for portfolios of loans with similar characteristics. Loans are segregated by type, such as real estate, commercial and consumer, which are further segregated into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting expected future cash flows through the estimated maturity using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.

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

Advances from FHLB. The fair value of advances from FHLB is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings of similar remaining maturities.

Long-term debt. The fair value of long-term debt is estimated using a discounted cash flow model with assumptions regarding the factors a market participant would consider in valuing the liability, including credit and liquidity risk.

(z) Accounting Pronouncements

The FASB and the SEC have recently issued the following statements and interpretations, which are applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS.

ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” In December 2011, the FASB issued ASU 2011-11 which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The purpose of ASU 2011-11 is to facilitate comparison between entities that prepare their financial statements on a GAAP basis and entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, the Company’s first quarter of fiscal 2014. The Company is in the process of evaluating the impact of ASU 2011-11 on its financial statements and processes.

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

2.	ASSETS SEGREGATED FOR REGULATORY PURPOSES

At June 29, 2012, SWS held TLGP bonds with a fair value of $10,114,000 and cash of approximately $166,185,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 (“Exchange Act Rule 15c3-3”). SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at June 29, 2012.

At June 24, 2011, SWS held TLGP bonds with a fair value of $55,617,000 and cash of $182,708,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Exchange Act Rule 15c3-3. SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 24, 2011.

3.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At June 29, 2012 and June 24, 2011, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	2012	2011
Receivable:
Securities failed to deliver	$23,220	$19,387
Securities borrowed	1,320,274	1,529,707
Correspondent broker/dealers	41,941	38,019
Clearing organizations	18,705	20,879
Other	21,557	12,531

	$1,425,697	$1,620,523

Payable:
Securities failed to receive	$28,879	$18,214
Securities loaned	1,289,198	1,519,665
Correspondent broker/dealers	10,753	12,087
Other	20,540	18,067

	$1,349,370	$1,568,033

Securities failed to deliver and receive represent the contractual value of securities that have not been delivered or received subsequent to settlement date. Securities borrowed and loaned represent deposits made to or received from other broker/dealers relating to these transactions. These deposits approximate the market value of the underlying securities.

SWS clears securities transactions for correspondent broker/dealers. Proprietary settled securities and related transactions for these correspondents are included in the receivable from and payable to brokers, dealers and clearing organizations.

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At June 29, 2012, SWS had collateral of $1,320,024,000 under securities lending agreements, of which SWS had repledged $1,250,328,000. At June 24, 2011, SWS had collateral of $1,529,607,000 under securities lending agreements, of which SWS had repledged $1,484,485,000.

4.	RECEIVABLE FROM AND PAYABLE TO CLIENTS

Receivable from and payable to clients include amounts due on cash and margin transactions. Included in these amounts are receivable from and payable to noncustomers (as defined by Exchange Act Rule 15c3-3, principally officers, directors and related accounts), which aggregated approximately $359,000 and $1,371,000, respectively, at June 29, 2012 and $648,000 and $670,000, respectively, at June 24, 2011. Securities owned by customers and noncustomers that collateralize the receivable are not reflected in the accompanying consolidated financial statements.

SWS pays interest on certain customer “free credit” balances available for reinvestment. The aggregate balance of such funds was approximately $308,669,000 and $358,678,000 at June 29, 2012 and June 24, 2011, respectively. During fiscal 2012 and 2011, the interest rates paid on these balances ranged from 0.02% to 0.05% and 0.05% to 0.09%, respectively. The weighted average interest rate paid was 0.04% in fiscal 2012 and 0.05% in fiscal 2011.

SWS maintains an allowance for doubtful accounts which represents amounts, that in the judgment of management, are necessary to adequately absorb losses from known and inherent risks in receivables from customers. Provisions made to this allowance are charged to operations and are included in other expense in the Consolidated Statements of Loss and Comprehensive Loss. At June 29, 2012 and June 24, 2011, all unsecured customer receivables are provided for in this allowance. The allowance was $117,000 and $243,000 at June 29, 2012 and June 24, 2011, respectively.

5.	LOANS HELD FOR SALE

Loans held for sale consist of originated loans that were held for investment until management subsequently decided to sell them.

In the third quarter of fiscal year 2012, the Bank determined that the entire balance of loans held for sale no longer met the criteria of the held for sale classification because (1) the loans were no longer being actively marketed for sale, (2) the Bank was no longer committed to a plan to sell the loans or locate a buyer and (3) there were no indications that the loans would be sold within the next twelve months. As a result, $3,380,000 of loans held for sale were reclassified to loans held for investment at March 31, 2012.

6.	LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loans is dependent upon the general economic conditions of Texas and New Mexico.

Net loans receivable at June 30, 2012 and 2011 are summarized as follows and include unamortized discounts and premiums of $385,000 and $460,000 at June 30, 2012 and 2011, respectively, and deferred loan fees and costs of $709,000 and $1,452,000 at June 30, 2012 and 2011, respectively (in thousands):

	2012	2011
Loans receivable:
Residential construction	$3,954	$33,296
Lot and land development	18,431	59,990
1-4 family	383,167	217,038
Commercial real estate	326,997	443,814
Multifamily	20,110	60,813
Commercial loans	101,440	173,195
Consumer loans	1,943	3,055

	856,042	991,201
Allowance for probable loan losses	(22,402)	(44,433)

	$833,640	$946,768

At June 30, 2012 and 2011, the 1-4 family loans included $294,341,000 and $100,239,000, respectively, of purchased mortgage loans held for investment. The loans consisted of participations and sub-participations in newly originated residential loans from various mortgage bankers nationwide purchased at par.

The analysis of the allowance for loan losses for fiscal years 2012, 2011 and 2010 and the recorded investment in loans receivable at June 30, 2012 and June 30, 2011 were as follows (in thousands):

	June 30, 2012
	Residential	Lot and Land		Commercial
	Construction	Development	1-4 Family	Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$531	$3,168	$6,107	$28,306	$871	$5,417	$33	$44,433
Charge-offs	(1,513)	(2,588)	(2,804)	(7,505)	(6,954)	(4,260)	(11)	(25,635)
Recoveries	158	209	179	383	-	199	1	1,129

Net charge-offs	(1,355)	(2,379)	(2,625)	(7,122)	(6,954)	(4,061)	(10)	(24,506)
Additions charged to operations	1,174	521	(247)	(10,556)	8,949	2,648	(14)	2,475

Balance at end of period	$350	$1,310	$3,235	$10,628	$2,866	$4,004	$9	$22,402

Ending balance: individually evaluated for impairment	$-	$92	$120	$1,736	$-	$495	$1	$2,444

Ending balance: collectively evaluated for impairment	$350	$1,218	$3,115	$8,892	$2,866	$3,509	$8	$19,958

Financing receivables:
Balance at end of period	$3,954	$18,431	$383,167	$326,997	$20,110	$101,440	$1,943	$856,042

Ending balance: individually evaluated for impairment	$648	$3,655	$19,760	$24,060	$-	$2,921	$3	$51,047

Ending balance: collectively evaluated for impairment	$3,306	$14,776	$363,407	$302,937	$20,110	$98,519	$1,940	$804,995

	June 30, 2011
	Residential	Lot and Land		Commercial
	Construction	Development	1-4 Family	Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$3,362	$4,808	$3,542	$19,733	$812	$2,853	$31	$35,141
Charge-offs	(2,000)	(5,510)	(4,956)	(26,505)	(812)	(2,562)	(1)	(42,346)
Recoveries	238	194	133	35	-	70	1	671

Net charge-offs	(1,762)	(5,316)	(4,823)	(26,470)	(812)	(2,492)	-	(41,675)
Additions charged to operations	(1,069)	3,676	7,388	35,043	871	5,056	2	50,967

Balance at end of period	$531	$3,168	$6,107	$28,306	$871	$5,417	$33	$44,433

Ending balance: individually evaluated for impairment	$2	$23	$381	$2,322	$-	$425	$-	$3,153

Ending balance: collectively evaluated for impairment	$529	$3,145	$5,726	$25,984	$871	$4,992	$33	$41,280

Financing receivables:
Balance at end of period	$33,296	$59,990	$217,038	$443,814	$60,813	$173,195	$3,055	$991,201

Ending balance: individually evaluated for impairment	$5,029	$19,530	$5,774	$28,593	$14,493	$4,615	$21	$78,055

Ending balance: collectively evaluated for impairment	$28,267	$40,460	$211,264	$415,221	$46,320	$168,580	$3,034	$913,146

	June 30, 2010
	Residential	Lot and Land		Commercial
	Construction	Development	1-4 Family	Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$1,184	$1,719	$1,633	$8,115	$765	$1,269	$46	$14,731
Charge-offs	(3,788)	(5,841)	(2,617)	(9,823)	(2,391)	(1,796)	(28)	(26,284)
Recoveries	15	1,398	122	8	-	30	3	1,576

Net charge-offs	(3,773)	(4,443)	(2,495)	(9,815)	(2,391)	(1,766)	(25)	(24,708)
Additions charged to operations	5,951	7,532	4,404	21,433	2,438	3,350	10	45,118

Balance at end of period	$3,362	$4,808	$3,542	$19,733	$812	$2,853	$31	$35,141
Ending balance: individually evaluated for impairment	$-	$450	$-	$2,761	$-	$-	$-	$3,211

Ending balance: collectively evaluated for impairment	$3,362	$4,358	$3,542	$16,972	$812	$2,853	$31	$31,930

Financing receivables:
Balance at end of period	$80,463	$121,083	$152,795	$555,425	$83,003	$191,745	$4,692	$1,189,206

Ending balance: individually evaluated for impairment	$3,839	$11,140	$6,177	$16,911	$2,394	$462	$11	$40,934

Ending balance: collectively evaluated for impairment	$76,624	$109,943	$146,618	$538,514	$80,609	$191,283	$4,681	$1,148,272

For fiscal 2011 and 2010, total charge-offs for loans include charge-offs for the loans reclassified to loans held for sale of $17,399,000 and $380,000, respectively,

As of June 30, 2012 and 2011, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment, was 3.99% and 4.99%, respectively. There was no loan loss allowance for purchased mortgage loans held for investment because they are held on average for 25 days or less, which substantially reduces credit risk.

Loans receivable on non-accrual status as of June 30, 2012 and June 30, 2011 were as follows (in thousands):

	June 30, 2012	June 30, 2011
Real estate:
Residential construction	$648	$4,799
Lot and land development	2,965	17,888
1-4 family	18,443	3,377
Commercial real estate	12,175	20,626
Multifamily	-	14,493
Commercial loans	3,120	3,166
Consumer loans	3	21

	$37,354	$64,370

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where ultimate full collection is likely. For loans where ultimate collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. The average recorded investment in non-accrual loans at June 30, 2012 and June 30, 2011 was approximately $51,663,000 and $63,504,000, respectively. For fiscal years 2012, 2011 and 2010, interest income recorded on non-accrual loans prior to being placed on non-accrual status totaled approximately $1,186,000, $1,218,000 and $842,000, respectively.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of June 30, 2012 and June 30, 2011 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2012
With no related allowance recorded:
Residential construction	$648	$648	$-	$2,525	$-
Lot and land development	2,964	3,408	-	6,514	32
1-4 family	17,938	20,387	-	8,540	89
Commercial real estate	10,715	13,662	-	14,308	127
Multifamily	-	-	-	6,659	-
Commercial loans	1,738	2,361	-	4,157	5
Consumer loans	2	9	-	30	-

	$34,005	$40,475	$-	$42,733	$253

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2012
With an allowance recorded:
Residential construction	$-	$-	$-	$1,473	$-
Lot and land development	691	700	92	1,084	33
1-4 family	1,822	1,843	120	1,866	7
Commercial real estate	13,345	13,345	1,736	24,174	490
Multifamily	-	-	-	4,831	-
Commercial loans	1,183	1,183	495	1,047	7
Consumer loans	1	1	1	-	-

	17,042	17,072	2,444	34,475	537

June 30, 2012
Total
Residential construction	648	648	-	3,998	-
Lot and land development	3,655	4,108	92	7,598	65
1-4 family	19,760	22,230	120	10,406	96
Commercial real estate	24,060	27,007	1,736	38,482	617
Multifamily	-	-	-	11,490	-
Commercial loans	2,921	3,544	495	5,204	12
Consumer loans	3	10	1	30	-

	$51,047	$57,547	$2,444	$77,208	$790

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs previously recognized.

(*)	Represents the average recorded investment for the fiscal year ended June 30, 2012.

(#)	Represents interest income recognized on impaired loans for the fiscal year ended June 30, 2012.

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2011
With no related allowance
Residential construction	$4,799	$5,702	$-	$3,181	$-
Lot and land development	19,418	20,329	-	13,630	70
1-4 family	3,214	3,604	-	6,032	2
Commercial real estate	11,446	13,658	-	14,705	35
Multifamily	14,493	15,303	-	10,318	-
Commercial loans	2,818	3,740	-	1,837	-
Consumer loans	21	27	-	98	-

	56,209	62,363	-	49,801	107

June 30, 2011
With an allowance recorded:
Residential construction	230	230	2	116	10
Lot and land development	112	112	23	1,167	24
1-4 family	2,560	2,560	381	3,136	136
Commercial real estate	17,147	17,784	2,322	13,995	291
Multifamily	-	-	-	3,626	-
Commercial loans	1,797	1,797	425	682	539
Consumer loans	-	-	-	-	-

	21,846	22,483	3,153	22,722	1,000

June 30, 2011
Total
Residential construction	5,029	5,932	2	3,297	10
Lot and land development	19,530	20,441	23	14,797	94
1-4 family	5,774	6,164	381	9,168	138
Commercial real estate	28,593	31,442	2,322	28,700	326
Multifamily	14,493	15,303	-	13,944	-
Commercial loans	4,615	5,537	425	2,519	539
Consumer loans	21	27	-	98	-

	$78,055	$84,846	$3,153	$72,523	$1,107

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs previously recognized.

(*)	Represents the average recorded investment for the fiscal year ended June 30, 2011.

(#)	Represents interest income recognized on impaired loans for the fiscal year ended June 30, 2011.

In compliance with the Order to Cease and Desist, Order No. WN-11-003, effective February 4, 2011 (the “Order”), the Bank implemented processes to continuously monitor the credit quality of its loan portfolio as well as compliance with both internal policies and regulatory guidance. These processes include an internal credit review department and the use of external credit review consultants. Reports provided by these groups to management and the Board assist in overall risk mitigation for the Bank’s loan portfolio and with compliance with the Order. See Note 29, Cease and Desist Order with the Office of the Comptroller of the Currency.

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables, excluding loans held for sale, as of June 30, 2012 and June 30, 2011 (in thousands):

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2012
Residential construction	$3,306	$-	$648	$3,954
Lot and land development	11,511	1,131	5,789	18,431
1-4 family	359,041	1,634	22,492	383,167
Commercial real estate	268,931	15,372	42,694	326,997
Multifamily	18,220	1,176	714	20,110
Commercial loans	93,626	1,729	6,085	101,440
Consumer loans	1,940	-	3	1,943

	$756,575	$21,042	$78,425	$856,042

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2011
Residential construction	$20,860	$465	$11,971	$33,296
Lot and land development	24,873	3,230	31,887	59,990
1-4 family	198,719	61	18,258	217,038
Commercial real estate	337,254	7,193	99,367	443,814
Multifamily	34,378	6,225	20,210	60,813
Commercial loans	155,174	4,103	13,918	173,195
Consumer loans	3,021	13	21	3,055

	$774,279	$21,290	$195,632	$991,201

(*)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.

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

The following tables highlight the age of the Bank’s past due financing receivables as of June 30, 2012 and 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2012
Residential construction	$-	$-	$648	$648	$3,306	$3,954	$-
Lot and land development	121	218	2,183	2,522	15,909	18,431	-
1-4 family	918	1,991	3,205	6,114	377,053	383,167	-
Commercial real estate	5,016	1,517	3,916	10,449	316,548	326,997	-
Multifamily	-	-	-	-	20,110	20,110	-
Commercial loans	1,306	926	498	2,730	98,710	101,440	-
Consumer loans	2	-	1	3	1,940	1,943	-

	$7,363	$4,652	$10,451	$22,466	$833,576	$856,042	$-

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2011
Residential construction	$870	$849	$4,251	$5,970	$27,326	$33,296	$-
Lot and land development	714	-	2,373	3,087	56,903	59,990	-
1-4 family	837	221	2,053	3,111	213,927	217,038	-
Commercial real estate	1,452	2,799	9,870	14,121	429,693	443,814	-
Multifamily	-	-	2,010	2,010	58,803	60,813	-
Commercial loans	1,446	717	2,222	4,385	168,810	173,195	-
Consumer loans	63	13	14	90	2,965	3,055	-

	$5,382	$4,599	$22,793	$32,774	$958,427	$991,201	$-

In the first quarter of fiscal 2012, the Company adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The information required by this ASU is presented in the tables below.

In certain circumstances, the Bank modifies the terms of its loans to a troubled borrower. Modifications may include extending the maturity date, reducing the stated interest rate or rescheduling future cash flows. The Bank accounts for the modification as a troubled debt restructuring (“TDR”).

Loans that have been modified in a TDR continue to be considered restructured until paid in full. These loans, including loans restructured in the prior 12 months that defaulted during the period, are individually evaluated for impairment taking into consideration payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. A specific allowance for an impaired loan that has been modified in a TDR is established when the loan’s fair value is lower than its recorded investment. In addition, the historical loss rates of loans modified in TDR’s, by portfolio segment, are factored into the formula utilized to determine the general allowance for probable loan losses.

The table below presents the recorded investment in loans modified in TDRs as of June 30, 2012 and 2011 (in thousands):

	June 30, 2012	June 30, 2011
Lot and land development	$1,902	$4,295
1-4 family	14,364	50
Commercial real estate	1,450	4,868
Multifamily	-	13,009
Commercial	411	693

	$18,127	$22,915

The allowance for loan losses, excluded from the recorded investment, associated with loans modified in TDRs as of June 30, 2012 and 2011, was $168,000 and $0, respectively. The recorded investment includes $3,102,000 and $540,000 of loans on accrual status as of June 30, 2012 and 2011, respectively. Loans modified in TDRs are placed on accrual status when a reasonable period of payment performance by the borrower demonstrates the ability and capacity to meet the restructured terms.

The following table summarizes the financial effects of loan modifications accounted for as TDR’s that occurred during fiscal 2012 (dollars in thousands):

	June 30, 2012
		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment(*)
Lot and land development	3	$867	$845
1-4 family	22	15,442	14,741
Commercial real estate	3	1,802	1,750
Commercial	7	5,227	5,227

	35	$23,338	$22,563

(*)	Post-modification balances include direct charge-offs recorded at the time of modification.

The table below summarizes the type of loan modifications made and the post modification outstanding recorded investment for TDR’s during fiscal 2012 (in thousands):

Post-Modification Outstanding Recorded Investment
Type of Modification	June 30, 2012
Extended maturity date	$2,098
Rescheduled future cash flows	4,420
Combination of maturity date extension and rescheduling of future cash flows	5,147
Combination of maturity date extension and reduction of the stated interest rate	2,775
Combination of maturity date extension, reduction of the stated interest rate, and rescheduling of future cash flows	8,123

$22,563

Loan modifications accounted for as TDR’s within the previous 12 months that subsequently defaulted (a payment default is defined as a loan 60 days or more past due) during fiscal 2012 are summarized in the following table (dollars in thousands):

	June 30, 2012
	Number of	Recorded
	Contracts	Investment
1-4 family	1	$1,564
Commercial	1	46

	2	$1,610

7.	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at June 29, 2012 and June 24, 2011 consisted of the following (in thousands):

	2012	2011
Securities owned:
Corporate equity securities	$1,312	$2,140
Municipal obligations	117,868	98,265
U.S. government and government agency obligations	41,329	27,380
Corporate obligations	59,092	72,053
Other	11,550	21,749

	$231,151	$221,587

Securities sold, not yet purchased:
U.S. government and government agency obligations	$30,462	$50,973
Corporate obligations	39,348	17,289
Other	345	399

	$70,155	$68,661

Securities owned and securities sold, not yet purchased are carried at fair value. See additional discussion in Note 1 (y), Fair Value of Financial Instruments.

Some of these securities were pledged to secure short-term borrowings (see Note 13, Short-Term Borrowings) and as security deposits at clearing organizations for the Company’s clearing business. At June 29, 2012 and June 24, 2011, securities pledged as security deposits at clearing organizations were $1,850,000 and $2,550,000, respectively.

8.	SECURITIES HELD TO MATURITY

Securities held to maturity consist of the following (in thousands):

	June 30, 2012	June 30, 2011
Government National Mortgage Association (“GNMA”) securities	$25,904	$34,176

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000, including a premium of $525,000. The premium is amortized over the period from the date of purchase to the stated maturity date (15 years) of the GNMA securities using the interest method. These securities are classified as held to maturity and are accounted for at amortized cost. The weighted average yield on this investment is expected to be 2.5% and the weighted average maturity is expected to be 2.7 years.

In fiscal 2010, the Bank purchased GNMA securities at a cost of $83,047,000, including a premium of $837,000 that were being amortized over an average life of four years using the interest method.

The Bank recorded $190,000, $162,000 and $46,000 in amortization of the premiums during fiscal 2012, 2011 and 2010, respectively. During fiscal 2012, 2011 and 2010, the Bank received $8,992,000, $7,729,000 and $2,791,000 of principal and interest payments, respectively, recording $910,000, $1,140,000 and $665,000 in interest, respectively. In December 2010, the Bank sold $32,955,000 of the GNMA securities purchased in fiscal 2010 for $32,976,000, generating a realized gain of $21,000. As a result of the sale, it was determined that the remaining balance of the GNMA securities was no longer held to maturity and was reclassified to securities available for sale. These securities were marked to market with any unrealized gain/loss being recorded to other comprehensive income. The remaining balance of the GNMA securities was sold in January 2011, yielding a gain of $60,000.

In addition, the Bank held municipal bonds from state and political subdivisions of which $6,269,000 of these securities were redeemed in fiscal 2011, resulting in a gain of $1,078,000. The Bank recorded amortization of the discount on these securities of $4,900 and $28,100 for fiscal 2011 and 2010, respectively.

The amortized cost and estimated fair value of securities held to maturity at June 30, 2012, by contractual maturity date, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Securities Held to Maturity
	Amortized Cost	Fair Value
Due after ten years	$25,904	$26,818

9.	SECURITIES PURCHASED /SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

At June 29, 2012, SWS held reverse repurchase agreements totaling $25,186,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $25,036,000. At June 24, 2011, SWS held reverse repurchase agreements totaling $42,649,000, collateralized by U.S. government and government agency obligations with a market value of approximately $42,834,000.

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Interest on these amounts is accrued and is included in the Consolidated Statements of Financial Condition in other liabilities. Securities sold under repurchase agreements at June 29, 2012 were $27,465,000. At June 24, 2011, SWS had repurchase agreements totaling $10,313,000.

10.	SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock in USHS and Westwood, which are classified as securities available for sale. In addition to the shares of common stock owned by SWS Group, the Bank owns U.S. government and government agency and municipal obligations that are available for sale. The unrealized holding gains (losses), net of tax, related to these securities are recorded as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition.

The following tables summarize the cost of equity securities, amortized cost of debt securities and market value of the investments at June 29, 2012 and June 24, 2011 and for the Bank at June 30, 2012 (dollars in thousands):

	Shares Held	Original/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 2012
USHS	357,154	$914	$2,711	$—	$3,625
Westwood	4,216	7	150	—	157
U.S. government and government agency obligations	N/A	299,762	1,525	(216)	301,071
Municipal obligations	N/A	2,963	—	(27)	2,936

Securities available for sale		$303,646	$4,386	$(243)	$307,789

	Shares Held	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 2011
USHS	357,154	$914	$954	$—	$1,868
Westwood	4,216	7	145	—	152

Securities available for sale		$921	$1,099	$—	$2,020

In fiscal 2012, the Bank purchased U.S. government and government agency and municipal obligations securities at a cost of $384,730,000, including a net premium of $8,387,000. The premium is amortized over the period from the date of purchase to the stated maturity date (weighted average of 4.04 years) using the interest method. During fiscal 2012, the Bank recorded $744,000 in amortization of the premium and the Bank received $16,718,000 in principal and interest payments, recording $2,393,000 in interest income on these securities.

In the fourth quarter of fiscal 2012, the Bank sold $66,936,000 of the U.S. government and government agency obligations, which resulted in the recognition of a gain of $557,000 in other revenue on the Consolidated Statements of Loss and Comprehensive Loss and a $362,000 ($557,000 net of tax) reclassification adjustment from accumulated other comprehensive income.

11.	INVESTMENTS AND VARIABLE INTEREST ENTITIES

Investments.

SWS has interests in three investment partnerships that it accounts for under the equity method, which approximates fair value as described in Note 1(y), Fair Value of Financial Instruments. One is a limited partnership venture capital fund in which SWS has invested $5,000,000. Based on a review of the fair value of this limited partnership investment, SWS determined that its share of the investments made by the limited partnership should be valued at $1,494,000 as of June 29, 2012 and $2,114,000 as of June 24, 2011. SWS

recorded net losses on this investment for fiscal years 2012 and 2011 of $620,000 and $180,000, respectively, and a net gain of $1,254,000 for fiscal 2010. The limited partnership venture capital fund has entered into an agreement with the Small Business Administration (“SBA”) for a self-liquidation plan.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of June 30, 2012, the Bank had invested $2,400,000 of its aggregate $5,000,000 commitment to the two funds. During fiscal years 2012, 2011 and 2010, the Bank recorded net gains of $1,192,000, $389,000 and $323,000, respectively, related to these investments. During fiscal years 2012 and 2011, the Bank received a $517,000 and $306,000 distribution, respectively, from one of these investments. On January 28, 2009, the Bank executed a loan agreement with one of the partnerships for $4,500,000. The loan was amended on November 16, 2009 to increase the note amount to $5,000,000. The loan was renewed on September 27, 2011 with a maturity date of September 26, 2012. At June 30, 2012, the outstanding balance was $4,318,000. The loan bears interest at the Wall Street Journal Prime Rate with a floor of 5% and interest is due monthly. The Bank earned approximately $243,000, $250,000 and $242,000 in interest income in fiscal years 2012, 2011 and 2010, respectively on the loan.

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA. The Bank has committed to invest $3,000,000 in the fund. This investment is subject to the Volker Rule as described in Note 25, Commitments, Contingencies and Guarantees. As of June 30, 2012, no contributions have been made to this investment.

Variable Interest Entities.

VIE’s include partnerships, limited liability companies, trusts, or other legal entities that do not have sufficient equity to finance their activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights; (2) the obligation to absorb the expected losses of an entity, if they occur and (3) the right to receive the expected residual returns of the entity, if they occur.

GAAP requires VIEs to be consolidated by the party that has both (1) the ability to direct the VIE’s activities that most significantly impact the entity’s economic performance and (2) who is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., meets the definition of the primary beneficiary).

The loans to commercial borrowers noted in the table below meet the definition of a VIE because the legal entities have a total equity investment at risk that is not sufficient to permit the entity to finance its activities without additional subordinated financial support; however, the Company is not the primary beneficiary of the legal entities. The Company has customary lender’s rights and remedies, as provided in the related promissory notes and loan agreements, but does not have the power to direct the activities of the legal entities that most significantly impact the borrowers’ economic performance. In addition, the Company has not provided the borrowers with any form of support outside of the contractual loan obligations. Accordingly, the entities are not consolidated in the Company’s financial statements.

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in unconsolidated VIEs as of June 30, 2012 and 2011 (dollars in thousands):

	June 30, 2012			June 30, 2011
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
Loans to commercial borrowers	5	$2,766	$1,339	3	$6,280	$6,280

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition. See additional discussion in Note 6, Loans and Allowance for Probable Loan Losses for information related to the loans modified in TDR’s.

12.	INTANGIBLE ASSETS

On March 22, 2006, the Company entered into an agreement with TD Ameritrade Holding Corporation, (“Ameritrade”) to transfer Ameritrade’s correspondent clearing clients to the Company. This transaction closed in July 2006. As a result of this transaction, the Company recorded a customer relationship intangible of $5,060,000. The intangible asset was amortized over a five year period at a rate based on the estimated future economic benefit of the customer relationships. This intangible asset was fully amortized in July 2011 and SWS recognized approximately $6,000, $785,000 and $942,000 of amortization expense in fiscal years 2012, 2011 and 2010, respectively. The net intangible asset is included in other assets on the Consolidated Statements of Financial Condition.

13.	SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $300,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.09% at June 29, 2012 and 0.08% at June 24, 2011). The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading unsecured letter of credit, referenced below. At June 29, 2012, the amount outstanding under these secured arrangements was $22,500,000, which was collateralized by securities held for firm accounts valued at $80,125,000. At June 24, 2011, the amount outstanding under these secured arrangements was $72,000,000, which was collateralized by securities held for firm accounts valued at $111,521,000.

At June 29, 2012 and June 24, 2011, Southwest Securities had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At June 29, 2012, there were no amounts outstanding on this line. At June 24, 2011, there were no amounts outstanding on this line, other than the $250,000 under unsecured letters of credit referenced below. At June 29, 2012 and June 24, 2011, the total amount available for borrowing was $20,000,000 and $19,750,000, respectively.

On June 29, 2012, Southwest Securities entered into an agreement with an unaffiliated bank for a $75,000,000 secured, uncommitted revolving credit facility that is due on demand and bears interest at a rate mutually agreed upon at the time of borrowing. All or a portion of the facility may be available for intra-day loan purposes (“Day Loans”). All Day Loans are payable on the day they are made. Interest is payable monthly and computed on the basis of 360 days for the actual number of days elapsed. One day of interest will accrue on Day Loans on the day they are made at a per annum rate of 1% per annum.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility. The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 75 basis points. The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000. In January 2012, the agreement was renewed amending the interest rate when drawn to the federal funds rate plus 125 basis points. As of June 29, 2012 and June 24, 2011, there was $45,000,000 and $38,000,000, respectively, outstanding under the committed revolving credit facility. The secured borrowing was collateralized by securities with a value of $71,277,000 and $61,788,000 at June 29, 2012 and June 24, 2011, respectively.

Unsecured letters of credit

At June 24, 2011, SWS had $250,000 outstanding under unsecured letters of credit pledged to support SWS’s open positions with securities clearing organizations. The letters of credit had a 1% commitment fee, were renewable semi-annually and expired in October 2011.

At both June 29, 2012 and June 24, 2011, SWS had an irrevocable letter of credit agreement pledged to support customer open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at a rate of 0.5% per annum and is renewable semi-annually. If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee. At June 29, 2012 and June 24, 2011, the maximum amount available under this letter of credit agreement was $75,000,000. At June 29, 2012 and June 24, 2011, the Company had outstanding, undrawn letters of credit of $63,000,000 and $65,000,000, respectively, bearing interest at a rate of 0.5% per annum. The letter of credit agreement was fully collateralized by marketable securities held in client and non-client margin accounts with a value of $86,107,000 and $95,987,000 at June 29, 2012 and June 24, 2011, respectively.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities. At June 29, 2012, approximately $335,453,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $38,870,000 under securities loan agreements. At June 24, 2011, approximately $319,885,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $35,181,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 100 basis points. At June 30, 2012 and June 30, 2011, the total amount available under this line was $61,956,000 and $82,595,000, respectively. There was no amount outstanding at June 30, 2012 and 2011.

14.	DEPOSITS

Bank core deposits at June 30, 2012 and 2011 were as follows (dollars in thousands):

	2012		2011
	Amount	Percent	Amount	Percent
Noninterest bearing demand accounts	$55,403	5.2%	$69,131	6.3%
Interest bearing demand accounts	8,862	0.8	10,288	0.9
Savings accounts	934,636	88.0	952,775	86.1
Limited access money market accounts	26,232	2.5	25,961	2.4
Certificates of deposit, less than $100,000	21,680	2.0	27,002	2.4
Certificates of deposit, $100,000 and greater	15,420	1.5	21,314	1.9

	$1,062,233	100.0%	$1,106,471	100.0%

The year to date weighted average interest rate on deposits was approximately 0.07% and 0.13% at June 30, 2012 and 2011, respectively.

At June 30, 2012, scheduled maturities of certificates of deposit were as follows (in thousands):

	2013	2014	2015	2016	2017	Total
Certificates of deposit, less than $100,000	$15,590	$2,073	$3,419	$312	$286	$21,680
Certificates of deposit, $100,000 and greater	10,650	1,197	3,147	225	201	15,420

	$26,240	$3,270	$6,566	$537	$487	$37,100

The Bank is funded primarily by core deposits, with interest bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

15.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

At June 30, 2012 and 2011, advances from the FHLB were due according to contractual maturities as follows (in thousands):

	2012	2011

Maturity:
Due in one year	$9,267	$8,465
Due in two years	26,491	14,987
Due in five years	6,721	34,081
Due in seven years	4,850	4,803
Due in ten years	8,304	7,218
Due in twenty years	13,008	25,158

	$68,641	$94,712

The advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $382,000,000 of collateral in qualifying loans at June 30, 2012 (calculated at March 31, 2012). The weighted average interest rate was 4.4% at June 30, 2012. At June 30, 2011 (calculated at March 31, 2011), the advances from the FHLB had interest rates from 2% to 7% and were collateralized by approximately $354,000,000 of collateral value in qualifying loans. The weighted average interest rate was 4.6% at June 30, 2011.

At June 30, 2012, the Bank had net borrowing capacity with the FHLB of $313,634,000.

16.	DEBT ISSUED WITH STOCK PURCHASE WARRANTS

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

In connection with the loans made by Hilltop and Oak Hill under the credit agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series (the “Series A Preferred Stock”)) and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock). These Warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the Warrants have a weighted average anti-dilution adjustment for the Company’s issuance of common stock at less than 90% of the market price of the common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the Warrants represent approximately 17% of the Company’s common stock as of June 29, 2012 (assuming that each of Hilltop and Oak Hill exercises its Warrant in full).

The Warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of the Warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the Warrants. The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them being deemed to control the Company for purposes of the federal banking laws and regulations specified in the Warrants. No shares of Series A Preferred Stock are issued or outstanding at June 29, 2012. See additional discussion concerning the Series A Preferred Stock in Note 21, Preferred Stock.

The Warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value. Initial valuation of the Warrants using a binomial valuation model and a closing stock price of $5.45 per share indicated a fair value of $24,136,000. At June 29, 2012, the Warrants were valued at $27,810,000. The change in fair value for fiscal year 2012 of $3,674,000 was recorded as an unrealized loss on Warrants valuation, on the Consolidated Statements of Loss and Comprehensive Loss. The Warrants are classified as Level 3 in the fair value hierarchy as disclosed in Note 27, Fair Value of Financial Instruments.

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%. The discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method. For fiscal year 2012, the Company recorded $3,212,000 in accretion expense on the discount, resulting in a total long-term debt balance of $79,076,000. For fiscal year 2012, interest expense on the loan paid to Hilltop and Oak Hill was $7,355,000.

Legal and accounting fees, printing costs and other expenses associated with the loan and Warrants totaled $2,459,000 and are being amortized on a straight-line method over the term of the loan. For fiscal year 2012, interest expense charged to operations was $451,000.

Total interest expense recorded for fiscal 2012 on the Consolidated Statements of Loss and Comprehensive Loss was $11,018,000.

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

During the first quarter of fiscal 2012, the Company defaulted on two of the provisions of the credit agreement. Specifically, the Company breached the representation and warranty that the Company’s financial statements were prepared in accordance with GAAP due to the Company’s restatement of its quarterly financial statements resulting from an error in the application of GAAP with respect to the Bank’s treatment of mortgage purchase loans held for sale. The Company requested and received a waiver of this event of default. The second event of default arose as a result of a late payment of interest. The credit agreement requires interest payments on the loans to be paid the last day of each of March, June, September and December. The first payment, which was due September 30, 2011, was paid on October 11, 2011, six business days after the required payment date. As a result of this event of default, the Company requested and received a waiver. There were no events of default for the remainder of fiscal 2012.

Should the Company determine it needs additional debt at SWS Group, the Company would require regulatory approval and approval from Hilltop and Oak Hill.

17.	INCOME TAXES

Income tax benefit for fiscal years 2012, 2011 and 2010 (effective rate of 20.4% in fiscal 2012, 30.6% in fiscal 2011 and 36.4% in fiscal 2010) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal years 2012, 2011 and 2010) to income (loss) from continuing operations before income tax expense (benefit) and is comprised of the following (in thousands):

	2012	2011	2010
Income tax benefit at the statutory rate	$(2,079)	$(11,709)	$(1,593)
Tax exempt interest	(872)	(892)	(782)
Tax exempt expense (income) from company-owned life insurance (“COLI”)	74	(483)	(373)
State income taxes, net of federal tax benefit	284	272	1,069
Non-deductible meals and entertainment	189	160	274
Non-deductible compensation	1,234	1,050	__
Valuation allowance	28	844	__
Other, net	(69)	507	(254)

	$(1,211)	$(10,251)	$(1,659)

Income taxes as set forth in the Consolidated Statements of Loss and Comprehensive Loss consisted of the following components (in thousands):

	2012	2011	2010
Current
Federal	$(10,402)	$(7,979)	$4,383
State	140	921	2,303

	(10,262)	(7,058)	6,686

Deferred
Federal	$8,777	$(2,923)	$(7,395)
State	274	(270)	(950)

	9,051	(3,193)	(8,345)

Total income tax benefit	$(1,211)	$(10,251)	$(1,659)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 29, 2012 and June 24, 2011 are presented below (in thousands):

	2012	2011
Deferred tax assets:
Employee compensation plans	$12,704	$12,711
Allowance for probable loan losses	7,131	16,735
Bad debt reserve	2,078	1,709
Deferred rent	1,608	1,659
Deferred income on loans	582	508
Investment in unconsolidated ventures	915	128
Long-term debt	1,262	__
State taxes	1,152	1,426
Other	645	690

Gross deferred tax assets	28,077	35,566
Valuation allowance	(872)	(844)

Net deferred tax assets	27,205	34,722

	2012	2011
Deferred tax liabilities:
Securities available for sale	$(1,462)	$(398)
Extraordinary gain related to the M.L. Stern & Co., LLC acquisition	(239)	(239)
Fixed assets, net	(668)	(440)
REO	(387)	—
Investment in unconsolidated ventures	(742)	—
Other	(56)	(66)

Total gross deferred tax liabilities	(3,554)	(1,143)

Net deferred tax assets – included in other assets on the Consolidated Statements of Financial Condition	$23,651	$33,579

As of June 29, 2012, the Company’s deferred tax assets included $915,000 related to capital losses from investments in various partnership assets. To use these deferred tax assets, the Company must generate sufficient capital gain income within the carry-back and carry-forward period available under the tax law. As of June 29, 2012, the Company did not believe it was more likely than not that it would generate sufficient capital gain income to offset all of these capital losses. Accordingly, the Company has an $872,000 valuation allowance to reflect the amount of the deferred tax assets that it believes is more likely than not to not be recognized. The valuation allowance increased $28,000 from June 24, 2011 as a result of receiving additional valuation information about these investments.

A reconciliation of the beginning and ending amounts of the net liability for uncertain tax positions is as follows (in thousands):

	June 29, 2012	June 29, 2012	June 29, 2012
Balance at the beginning of the year	$1,394	$1,121	$1,160
Increases as a result of tax positions taken during prior years	551	168	188
Increases as a result of tax positions taken during the current period	71	32	228
Decreases as a result of tax positions taken during prior years	(558)	(47)	(161)
Decreases as a result of tax positions taken during the current period	—	(45)	(331)
Lapse of applicable statute of limitations	(99)	399	79
Settlements	(234)	(234)	(42)

Balance at the end of the year	$1,125	$1,394	$1,121

While the Company expects that the net liability for uncertain tax positions will change during fiscal 2013, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $280,000 and $322,000, net of federal benefit for the fiscal years ended June 29, 2012 and June 24, 2011, respectively. During the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010, the Company recognized approximately ($42,000), $54,000 and $90,000, net of federal benefit, respectively, in interest and penalties in income tax expense. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $845,000, $1,072,000 and $848,000 as of June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2008. Examinations of certain state returns for the years ended December 31, 2007 through 2010 were completed with no significant adjustments. Two state agencies have notified the Company of their intent to begin examinations for tax years ended December 31, 2008 through 2010 and one state examination for the same time period is underway. The examination of the Company’s federal tax returns for 2008-2010 is expected to continue until early 2013.

18.	REGULATORY CAPITAL REQUIREMENTS

Brokerage. The Company’s broker/dealer subsidiaries are subject to the SEC Uniform Net Capital Rule (the “Rule”), which requires the maintenance of minimum net capital. Southwest Securities has elected to use the alternative method, permitted by the Rule, which requires that it maintain minimum net capital, as defined in Rule 15c3-1 of the Exchange Act, equal to the greater of $1,000,000 or 2% of aggregate debit balances, as defined in Exchange Act Rule 15c3-3. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. The net capital position of Southwest Securities was as follows (in thousands):

	June 29, 2012	June 24, 2011
Net capital	$150,328	$121,928
Less: required net capital	6,693	6,489

Excess net capital	$143,635	$115,439

Net capital as a percent of aggregate debit items	44.9%	37.6%

Net capital in excess of 5% aggregate debit items	$133,595	$105,705

SWS Financial follows the primary (aggregate indebtedness) method under Exchange Act Rule 15c3-1, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness. The net capital position of SWS Financial was (in thousands):

	June 29, 2012	June 24, 2011
Net capital	$651	$1,056
Less: required net capital	250	250

Excess net capital	$401	$806

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

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulation”) and the OTS issued the Order, which is now administered by the OCC. As a result of the issuance of the Order, effective February 4, 2011, the Bank was deemed to be “adequately capitalized” and no longer met the definition of “well capitalized” under federal statutes and OCC regulations, even though its capital ratios met or exceeded all applicable requirements under federal law to be defined as a well-capitalized institution as of June 30, 2012. See additional discussion in Note 29, Cease and Desist Order with the Office of the Comptroller of the Currency. As of June 30, 2012, the Bank’s total risk-based capital ratio was 19.2%, resulting in $65,828,000 in excess capital over the Order’s total risk-based capital requirement of $110,001,000. The Bank’s Tier I risk-based capital ratio was 17.9% and its Tier I (core) capital ratio was 12.6%, resulting in $60,055,000 in excess capital over the Order’s Tier I (core) capital requirement of $104,180,000. The ratios set forth below include a $20,000,000 capital contribution made to the Bank by SWS Group in December 2011. See additional discussion in Note 1(e), Restricted Cash and Cash Equivalents. As of June 30, 2011, the Bank’s total risk-based capital ratio was 15.6%, resulting in $32,878,000 in excess capital over the Order’s total risk-based capital requirement of $110,920,000. The Bank’s Tier I risk-based capital ratio was 14.3% and its Tier I (core) capital ratio was 9.9%, resulting in $25,201,000 in excess capital over the Order’s Tier I (core) capital requirement of $107,043,000.

The Bank’s capital amounts and ratios at June 30, 2012 and 2011 were (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Order’s Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total risk-based capital	$175,829	19.2%	$73,334	8.0%	$91,667	10.0%	$110,001	12.0%
Tier I risk-based capital	164,235	17.9	36,677	4.0	55,000	6.0	73,334	8.0
Tier I (core) capital	164,235	12.6	52,090	4.0	65,112	5.0	104,180	8.0

June 30, 2011
Total risk-based capital	$143,798	15.6%	$73,946	8.0%	$92,433	10.0%	$110,920	12.0%
Tier I risk-based capital	132,244	14.3	36,973	4.0	55,460	6.0	73,946	8.0
Tier I (core) capital	132,244	9.9	53,522	4.0	66,902	5.0	107,043	8.0

19.	EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan. SWS has a defined contribution profit sharing/401(k) plan covering substantially all of its employees. Employer provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing contributions are accrued and funded at SWS’s discretion. There were no profit sharing contributions in fiscal years 2012, 2011 and 2010. The Company contributes a matching contribution equal to 100% of the participant’s salary reduction amount up to 4% of the individual’s compensation. SWS’s matching contributions vest immediately and the expense totaled approximately $3,979,000, $4,133,000 and $4,285,000 in fiscal years 2012, 2011 and 2010, respectively.

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

At June 29, 2012 and June 24, 2011, the Company had approximately $18,853,000 and $18,008,000 in deferred compensation plan assets, respectively. The fair value of SWS Group common stock held in the deferred compensation plan at June 29, 2012 and June 24, 2011 was $1,630,000 and $1,480,000, respectively. The fair value of Westwood common stock held in the deferred compensation plan at June 29, 2012 and June 24, 2011 was $157,000 and $152,000, respectively. The cash surrender value of COLI held in the deferred compensation plan at June 29, 2012 and June 24, 2011 was $15,850,000 and $15,416,000, respectively. Funds totaling $3,502,000 were invested in 305,852 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 29, 2012. Funds totaling $3,353,000 were invested in 262,372 shares of SWS Group common stock, with the remainder invested in Westwood common stock and COLI as of June 24, 2011. Approximately $1,645,000, $2,125,000 and $2,638,000 of compensation expense was recorded for participant contributions and employer matching contributions related to the deferred compensation plan in fiscal years 2012, 2011 and 2010, respectively. The trustee of the deferred compensation plan is Wilmington Trust Company.

The trustee under the deferred compensation plan periodically purchases the Company’s common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. The plan purchased 58,451 shares during fiscal 2012 at a cost of $329,000, or $5.63 per share. The plan purchased 68,000 shares during fiscal 2011 at a cost of $439,000, or $6.45 per share. During fiscal years 2012 and 2011, 14,971 and 21,923 shares, respectively, were sold or distributed pursuant to the plan.

Stock Option Plan. At June 29, 2012, SWS had no active stock option plans. All outstanding options under the 1996 Plan may still be exercised until their contractual expiration date occurs. Options granted under the 1996 Plan have a maximum ten-year term, and all options are fully vested. See Note 1(v), Stock-Based Compensation.

A summary of the status of SWS’s outstanding stock options as of June 29, 2012, June 24, 2011 and June 25, 2010 is presented below:

	2012		2011		2010
	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price	Underlying Shares	Weighted- Average Exercise Price

Outstanding, beginning of period	198,069	$9.54	420,998	$11.41	524,388	$12.52
Exercised	—	—	—	—	(3,000)	8.95
Forfeited	(99,744)	10.13	(222,929)	13.06	(100,390)	17.28

Outstanding, end of period	98,325	$8.95	198,069	$9.54	420,998	$11.41

Exercisable, end of period	98,325		198,069		420,998

The following table summarizes information for outstanding stock options at June 29, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$8.95	98,325	0.14	$8.95	98,325	$8.95

Restricted Stock Plan. The Restricted Stock Plan allows for awards of up to 1,250,000 shares of SWS Group’s common stock to SWS’s directors, officers and employees. No more than 300,000 of the authorized shares may be newly issued shares of common stock. The Restricted Stock Plan terminates on August 21, 2013. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors. In general, restricted stock granted to employees under the Restricted Stock Plan vests pro-rata over a three year period or is subject to a four year cliff vesting schedule, and restricted stock granted to non-employee directors vests on the one year anniversary of the date of grant.

In fiscal 2010, the Board of Directors approved grants to various officers and employees totaling 146,844 shares with a weighted average market value of $14.76 per share. During fiscal 2011, the Board of Directors approved grants to various officers and employees totaling 64,151 shares with a weighted average market value of $6.16 per share. During fiscal 2012, the Board of Directors approved grants to various officers and employees totaling 348,810 shares with a weighted average market value of $7.02 per share. As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $4,861,000. For fiscal years 2012, 2011 and 2010, SWS recognized compensation expense of approximately $1,155,000, $1,234,000 and $2,685,000, respectively, for restricted stock grants.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. The table below summarizes the number and fair value of vested shares repurchased to cover grantees’ tax liabilities (dollars in thousands, except share and per share amounts).

	Shares Purchased	Purchase Price	Weighted Average Price per Share
Fiscal year ended
June 29, 2012	12,908	$62	$4.79
June 24, 2011	22,753	159	$7.00

	35,661	$221

At June 29, 2012, the total number of shares outstanding under the Restricted Stock Plan was 396,625 and the total number of shares available for future grants was 24,637.

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

On March 17, 2011 in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred Stock, par value $1.00 per share. The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares are issued or outstanding. If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding. The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. See additional discussion concerning the Series A Preferred Stock in Note 16, Debt Issued with Stock Purchase Warrants.

22.	INTEREST INCOME AND INTEREST EXPENSE

For fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010 and, for the Bank, for fiscal years ended June 30, 2012, 2011 and 2010, the components of interest income and expense were as follows (in thousands):

	June 2012	June 2011	June 2010
Interest income:
Customer margin accounts	$8,604	$8,123	$6,895
Assets segregated for regulatory purposes	197	348	309
Stock borrowed	52,620	48,688	57,301
Loans	48,819	69,881	83,537
Bank investments	3,137	1,700	1,266
Other	8,743	10,127	6,755

	$122,120	$138,867	$156,063

Interest expense:
Customer funds on deposit	$342	$404	$700
Stock loaned	41,048	37,370	43,472
Deposits	808	1,653	3,453
Federal Home Loan Bank	3,920	4,781	5,312
Long-term debt	11,018	—	—
Other	3,182	3,547	2,319

	60,318	47,755	55,256

Total net interest revenue	$61,802	$91,112	$100,807

23.	LOSS PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computations for fiscal years 2012, 2011 and 2010 (in thousands, except share and per share amounts):

	2012	2011	2010
Net loss	$(4,729)	$(23,203)	$(2,893)
Dividends on estimated forfeitures-restricted stock	—	2	10

Adjusted net loss	$(4,729)	$(23,201)	$(2,883)

Weighted average shares outstanding – basic	32,649,544	32,514,945	30,252,732
Effect of dilutive securities	—	—	—

Weighted average shares outstanding – diluted	32,649,544	32,514,945	30,252,732

Loss per share – basic
Net loss	$(0.14)	$(0.71)	$(0.10)

Loss per share – diluted
Net loss	$(0.14)	$(0.71)	$(0.10)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS based on weighted average shares outstanding basic, except in periods with a net loss, when they are excluded.

At June 29, 2012, June 24, 2011 and June 25, 2010, there were options to acquire approximately 98,000, 198,000 and 421,000 shares of common stock outstanding under SWS’s stock option plans, respectively, see Note 19, Employee Benefits. As a result of the net loss in fiscal years 2012, 2011 and 2010, all options were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS.

As a result of the net loss for fiscal 2012, Warrants to acquire 17,391,304 shares of common stock were excluded from the calculation of weighted average shares outstanding diluted and diluted loss per share.

The Company did not declare a dividend in fiscal 2012. The Company declared dividends of $0.01 per share for the three-months ended June 24, 2011, March 25, 2011, and December 31, 2011 and $0.09 per share for the three-months ended September 24, 2010. The Company declared dividends of $0.09 per share for all quarterly periods in fiscal 2010.

On a quarterly basis, the board of directors will determine whether the Company will pay a cash dividend. The payment and rate of dividends on our common stock is subject to several factors including limitations imposed by the terms of our Credit Agreement with Hilltop and Oak Hill, regulatory approval, operating results, our financial requirements, and the availability of funds from the Company’s subsidiaries, including the broker/dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA, and the Bank, which may be subject to restrictions by federal banking agencies and the Order. Specifically, the Credit Agreement with Hilltop and Oak Hill limits the Company’s quarterly cash dividend to $0.01 per share and only so long as the Company is not in default of any terms of the Credit Agreement. The Company currently intends to retain earnings to fund growth and does not plan to pay dividends on its common stock in the near future.

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

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiary comprise the banking segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Investment Management Group department), SWS Insurance and SWS Financial (which contracts with independent representatives for the administration of their securities business).

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

The following table presents the Company’s operations by the segments outlined above for fiscal years 2012, 2011 and 2010:

(in thousands)	Clearing	Retail Brokerage	Institutional Brokerage	Banking	Other Consolidated Entities	Consolidated SWS Group, Inc.
June 29, 2012

Operating revenue	$12,558	$103,150	$114,498	$2,714	$(1,299)	$231,621
Net intersegment revenues	(770)	676	128	3,657	(3,691)	—
Net interest revenue	6,056	3,732	15,579	47,228	(10,793)	61,802
Net revenues	18,614	106,882	130,077	49,942	(12,092)	293,423
Operating expenses	20,368	108,788	90,423	42,626	37,158	299,363
Depreciation and amortization	75	921	416	1,922	2,445	5,779
Net income (loss) before taxes	(1,754)	(1,906)	39,654	7,316	(49,250)	(5,940)
Assets (*)	279,367	203,916	1,600,659	1,306,653	71,564	3,462,159

June 24, 2011
Operating revenue	$14,715	$106,226	$129,702	$(838)	$1,147	$250,952
Net intersegment revenues	(864)	906	273	3,786	(4,101)	—
Net interest revenue	6,475	3,431	15,993	65,147	66	91,112
Net revenues	21,190	109,657	145,695	64,309	1,213	342,064
Operating expenses	20,689	108,301	99,444	110,639	36,445	375,518
Depreciation and amortization	859	938	573	2,436	2,412	7,218
Net income (loss) before taxes	501	1,356	46,251	(46,330)	(35,232)	(33,454)
Assets (*)	339,993	189,312	1,819,420	1,351,295	36,570	3,736,590

June 25, 2010
Operating revenue	$15,274	$107,609	$141,952	$371	$958	$266,164
Net intersegment revenues	(895)	1,142	988	3,730	(4,965)	—
Net interest revenue	5,767	2,969	16,025	76,038	8	100,807
Net revenues	21,041	110,578	157,977	76,409	966	366,971
Operating expenses	26,346	110,359	104,755	94,235	35,828	371,523
Depreciation and amortization	974	1,053	560	2,472	2,035	7,094
Net income (loss) before taxes	(5,305)	219	53,222	(17,826)	(34,862)	(4,552)
Assets (*)	368,834	186,765	2,099,647	1,782,008	25,905	4,463,159

(*)  Assets are reconciled to total assets as presented in the June 29, 2012, June 24, 2011 and June 25, 2010 Consolidated Statements of Financial Condition as follows:

	June 29, 2012	June 24, 2011	June 25, 2010

Amount as presented above	$3,462,159	$3,736,590	$4,463,159
Reconciling items:
Unallocated assets:
Cash	9,365	4,654	6,970
Receivables from brokers, dealers and clearing organizations	44,780	31,929	24,543
Receivable from clients, net of allowances	17,231	12,002	19,959
Other assets	20,504	31,102	16,955
Unallocated eliminations	(7,196)	(14,120)	(895)

Total assets	$3,546,843	$3,802,157	$4,530,691

25.	COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and Contingencies.

Litigation. In the general course of its brokerage business and the business of clearing for other brokerage firms, SWS Group and/or its subsidiaries have been named as defendants in various lawsuits and arbitration proceedings. These claims allege violation of various federal and state securities laws among other matters. The Bank is also involved in certain claims and legal actions arising in the ordinary course of business. Management believes that resolution of these claims will not result in any material adverse effect on SWS’s consolidated financial position, results of operations or cash flows.

The Company has been named in three lawsuits related to a $35,000,000 bond offering that was 40% underwritten by M.L. Stern & Co., LLC. SWS Group purchased M.L. Stern & Co., LLC in 2008. The offering took place in November 2005, and the lawsuit was filed in November 2009.

The lawsuits are in the discovery stage and the ultimate amount of liability associated with this claim cannot currently be determined. However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred. During fiscal 2012, the Company recorded a liability of approximately $1,000,000 related to this matter.

Contingency. In February 2011, a limited partnership venture capital fund in which the Company has invested received a proposed assessment of transferee liability from the IRS for the tax period ended December 31, 2005. The proposed assessment is approximately $8,000,000, not including penalties of approximately $3,000,000. The Company would be responsible for approximately $1,870,000 of the proposed assessment including penalties based on its partnership interest. Interest is also accruing on this proposed assessment. The matter relates to certain transactions that occurred during 2005 relating to one of the limited partnership venture capital fund’s subsidiaries. The limited partnership venture capital fund has engaged tax counsel and filed a Letter of Protest with the IRS in April 2011. Management of the limited partnership venture capital fund believes that the ultimate outcome will be favorable; however, the limited partnership venture capital fund can give no assurance that it will prevail.

Leases. SWS leases its offices and certain data processing equipment used in its brokerage operations under non-cancelable operating lease agreements. The Company recognizes escalating lease payments on a straight line basis over the term of each respective lease with the difference between cash payment and rent expense recorded as deferred rent and included in other liabilities in the Consolidated Statements of Financial Condition. Rental expense for facilities and equipment leases for fiscal years 2012, 2011 and 2010 aggregated approximately $10,944,000, $11,604,000 and $11,848,000, respectively.

The future rental payments for the non-cancelable operating leases at June 29, 2012 are included in the table below (in thousands). Of the $40,960,000 in lease commitments, no amounts have been reserved for as impaired.

Operating Leases
Fiscal year:
2013	$8,801
2014	7,086
2015	6,038
2016	4,942
2017	3,667
Thereafter	10,426

Total minimum lease payments	$40,960

Venture Capital Fund. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of June 30, 2012, the Bank had invested $2,400,000 of its commitment. Also, in April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA. The Bank has committed to invest $3,000,000 in the fund. As of June 30, 2012, no contributions have been made to this fund. These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limits the Bank to a 3% ownership interest in any private equity fund and the federal agencies that will enforce the rule guaranteed that it will become effective July 21, 2014. Thereafter, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010. Also, funds that are “designed primarily to promote the public welfare” are not subject to the rule as proposed. The Bank’s ownership percentage in one of the limited partnership equity funds and the private investment fund are greater than 3% and would qualify as illiquid funds. In addition, these investments may qualify as “designed primarily to promote the public welfare” as the Bank invests in these funds as a cost effective way of meeting its obligations under the CRA. The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.

Underwriting. Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. At June 29, 2012, there were no potential liabilities due under outstanding underwriting arrangements.

Sub-Participation. In the fourth quarter of fiscal 2012, the Bank signed a sub-participation agreement with a non-affiliate bank to sub-participate in its mortgage purchase program. The Company has a maximum total commitment of $50,000,000 under the sub-participation agreement.

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

As of June 30, 2012, the Bank had issued stand-by letters of credit in the amount of $429,000. The recourse provisions of the letters of credit allow the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

Subject to the operating limitations in the Order, in the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of June 30, 2012, the Bank had commitments of $29,061,000 relating to revolving lines of credit and unfunded commitments. In addition, as of June 30, 2012, the Bank had no unfunded new loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire unused, the total Bank’s commitments do not necessarily represent future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank did not incur any significant losses on its commitments in fiscal 2012. In addition, management does not believe the Bank will incur material losses as a result of its outstanding commitments at June 30, 2012.

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

26.	AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank. These funds are FDIC insured up to $250,000. The funds are considered core deposits and are the primary funding source for the Bank. The Bank’s core deposits were $1,062,491,000 at June 30, 2012. At June 29, 2012, clients of Southwest Securities had invested $930,741,000 in these funds.

One director of SWS was a principal guarantor of one loan made by the Bank to a North Texas business franchise in which he is a co-managing partner. The loan totaled $1,696,000 and was made by the Bank to the franchise in fiscal 2007. This loan was paid off in fiscal 2010. The loan bore interest at the prime rate and, during fiscal 2010, the Bank recognized interest income on the loan of $25,500.

At June 30, 2010, two directors together with certain members of their families, owned approximately 64% of a holding company that owned a local bank. The Bank sold this local bank loan participations with outstanding balances of $1,404,000, which were collateralized by foreclosed property at June 30, 2012. At June 30, 2011, the Bank sold this local bank loan participations with outstanding balances of $3,217,000, of which $1,404,000 was collateralized by foreclosed property. Pursuant to participations agreements with the local bank, the Bank paid interest and fees to the local bank of $98,000, $137,000 and $157,000 in fiscal years 2012, 2011 and 2010, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks. In fiscal 2011, one loan was sold and the local bank was paid $721,000 for its participation share of the net sales price. Affiliate transactions are subject to limitations specified in the Order. See Note 29, Cease and Desist Order with the Office of the Comptroller of the Currency for additional information.

In the ordinary course of business, the Bank has transactions, including borrowings and deposits, with its executive officers, directors and their affiliates. It is the policy of the Bank that such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. There were no such loans at June 30, 2012 and 2011. The Bank recorded interest income on affiliate loans of $0, $21,000 and $97,000 during fiscal years 2012, 2011 and 2010, respectively. Aggregate deposits from affiliates totaled approximately $3,908,000 and $2,883,000 at June 30, 2012 and 2011, respectively.

27.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities available for sale,” “Securities owned, at fair value,” “Securities sold, not yet purchased, at fair value” and “Warrants” which are measured at fair value on a recurring basis at June 29, 2012 and June 24, 2011 and for the Bank at June 30, 2012 and 2011. See Note 1(y), Fair Value of Financial Instruments.

(in thousands)
June 2012
	Level 1	Level 2	Level 3	Total

ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$10,114	$—	$—	$10,114

	$10,114	$—	$—	$10,114

Securities available for sale
USHS common stock	$3,625	$—	$—	$3,625
Westwood common stock	157	—	—	157
U.S. government and government agency obligations	—	301,071	—	301,071
Municipal obligations	—	2,936	—	2,936

	$3,782	$304,007	$—	$307,789

Securities owned, at fair value
Corporate equity securities	$637	$—	$675	$1,312
Municipal obligations	—	96,862	21,006	117,868
U.S. government and government agency obligations	6,577	34,752	—	41,329
Corporate obligations	—	59,092	—	59,092
Other	691	10,859	—	11,550

	$7,905	$201,565	$21,681	$231,151

LIABILITIES
Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$16,825	$13,637	$—	$30,462
Corporate obligations	—	39,348	—	39,348
Other	—	345	—	345

	$16,825	$53,330	$—	$70,155

Warrants
Warrants	$—	$—	$27,810	$27,810

	$—	$—	$27,810	$27,810

Net assets (liabilities)	$4,976	$452,242	$(6,129)	$451,089

(in thousands)
June 2011
	Level 1	Level 2	Level 3	Total

ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$55,617	$—	$—	$55,617

	$55,617	$—	$—	$55,617

Securities available for sale
USHS common stock	$1,868	$—	$—	$1,868
Westwood common stock	152	—	—	152

	$2,020	$—	$—	$2,020

Securities owned, at fair value
Corporate equity securities	$915	$—	$1,225	$2,140
Municipal obligations	—	76,589	21,676	98,265
U.S. government and government agency obligations	16,491	10,889	—	27,380
Corporate obligations	—	72,053	—	72,053
Other	692	21,057	—	21,749

	$18,098	$180,588	$22,901	$221,587

LIABILITIES
Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$50,350	$623	$—	$50,973
Corporate obligations	—	17,289	—	17,289
Other	—	399	—	399

	$50,350	$18,311	$—	$68,661

Net assets (liabilities)	$25,385	$162,277	$22,901	$210,563

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

(in thousands)	Corporate Equity Securities	Municipal Obligations	Warrants	Total
Ending balance at June 24, 2011	$1,225	$21,676	$—	$22,901
Sales/redemption	(550)	(4,205)	—	(4,755)
Purchases	—	3,535	—	3,535
Transfers from Level 2 to Level 3	—	6	—	6
Transfers from Level 3 to Level 2	—	(6)	—	(6)
Issuance of Warrants	—	—	(24,136)	(24,136)
Increase in Warrants valuation (unrealized loss)	—	—	(19,433)	(19,433)
Decrease in Warrants valuation (unrealized gain)	—	—	15,759	15,759

Ending balance at June 29, 2012	$675	$21,006	$(27,810)	$(6,129)

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels. During fiscal year 2012, there was a transfer from Level 1 to Level 2 in the securities owned, U.S. government and government agency obligations portfolio valued at $196,000 at June 24, 2011. The transfer from Level 1 to Level 2 was due to the lack of observable transactions during fiscal 2012. During fiscal 2012, the transfer from Level 2 to Level 3 was due to a default on a municipal obligation. Although in default, subsequent observable transactions related to this municipal obligation supported the security’s pricing and its subsequent transfer from Level 3 to Level 2.

During fiscal 2012, the Company held a $3,535,000 short-term loan to a municipal issuer in its proprietary inventory that bore a fixed interest rate. The loan was valued at par due to its short-term nature and the sound credit of the borrower. The loan was determined to be Level 3 as there was no current market for this loan. By June 29, 2012, the loan was paid in full with no gain/loss on the transaction.

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in net gains on principal transactions on the Consolidated Statements of Loss and Comprehensive Loss. Changes in unrealized gain (loss) for the Warrants are presented in unrealized loss on Warrants valuation on the Consolidated Statements of Loss and Comprehensive Loss. The total unrealized gain included in earnings related to assets and liabilities still held for fiscal 2012 was $15,759,000 and the total unrealized loss included in earnings related to assets and liabilities still held for fiscal 2012 was $19,433,000 for a net unrealized loss on Warrants of $3,674,000. There were no unrealized gains or losses included in earnings that related to assets still held at June 29, 2012.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of June 29, 2012 (dollars in thousands):

Asset/ Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Securities owned, at fair value
Corporate equity securities – auction rate preferred	$675	Analysis of comparable securities	N/A	N/A
Municipal obligations – auction rate bonds	21,006	Discounted Cash Flow	Holding Period	one to five years (3 years)
Warrants
Warrants	27,810	Binomial Model	Derived Volatility	40% - 66% (49%)

At June 29, 2012, the Company held 27 auction rate preferred securities that, based on observed values of comparable securities, were valued at their par value of $675,000. Since June 2010, the Company has held up to $1.8 million in Level 3 auction rate preferred securities, of which $1.2 million have been redeemed at par. The remaining $675,000 of auction rate preferred securities are similar to those that were previously redeemed, and the Company anticipates that the remaining securities will also be redeemed at par. While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted. To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

The Company holds one municipal auction rate bond valued at $21,006,000 at June 29, 2012. The security matures in 2032 and pays interest on a weekly basis that is indexed to a variable short term interest rate. The Company performs a discounted cash flow analysis quarterly to value this bond. This analysis considers the coupon in light of market yields on similar municipal securities. A probability weighted matrix is used to determine what the theoretical value of this security would be if it were redeemed at par in one to five years. In addition, the Company reviews recent market activity in similar securities. The final valuation is derived by applying a weight to the discounted cash flow valuation and observed market values. In the future, there could be a reduction in the valuation of the bond if the spread widens between the coupon paid on the bond and the required market yield.

The Warrants are valued quarterly using a binomial model that considers the following variables: price and volatility of the Company’s stock, treasury yield, annual dividend and the remaining life of the Warrants. The derived volatility estimate considers both the historical and implied forward volatility of the Company’s common stock. The primary drivers of the value of the Warrants are the price and volatility of the Company’s common stock. As the volatility and/or stock price increase, the value of the Warrants increase as well. The movement of these two variables will amplify or offset one another depending on the direction and velocity of their movements. In addition, the Warrants will lose time value as they near their contractual expiration date.

Non-Recurring Fair Value Measurements.

Certain financial and non-financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances; for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied.

The following tables summarize by level within the fair value hierarchy the Company’s financial and non-financial instruments which were measured at fair value on a non-recurring basis at June 30, 2012 and 2011 (in thousands):

	Level 1	Level 2	Level 3	Total

June 2012
Impaired loans (1)	$—	$—	$32,553	$32.553
REO	—	—	32,257	32,257
Loans held for sale	—	—	—	—

	$—	$—	$64,810	$64,810

June 2011
Impaired loans (1)	$—	$—	$49,331	$49.331
REO and other repossessed assets	—	—	24,562	24,562
Loans held for sale	—	—	5,241	5,241

	$—	$—	$79,134	$79,134

(1)	Includes certain impaired loans measured at fair value through the allocation of specific valuation allowances or principal charge-offs.

Other Fair Value Disclosures

The recorded amounts, fair value and level of fair value hierarchy of the Company’s financial instruments at June 29, 2012 and June 24, 2011 and for the Bank at June 30, 2012 and 2011 were as follows (in thousands):

		June 2012		June 2011
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$81,826	$81,826	$298,903	$298,903
Restricted cash and cash equivalents	1	30,044	30,044	—	—
Securities held to maturity:
GNMA securities	2	25,904	26,818	34,176	34,496
Loans, net:
Purchase mortgage loans held for investment	3	294,341	294,877	100,239	100,483
Other loans held for investment	3	539,299	620,121	846,529	922,879

Financial liabilities:
Short-Term Borrowings	1	67,500	67,500	110,000	110,000
Deposits:
Deposits with no stated maturity	2	1,025,133	1,025,133	1,058,155	1,058,155
Time deposits	2	37,100	37,613	48,316	49,054
Advances from FHLB	2	68,641	80,184	94,712	106,729
Long-term debt	3	79,076	81,345	—	—

28.	FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

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

As part of its normal brokerage activities, SWS sells securities not yet purchased (short sales) for its own account. The establishment of short positions exposes SWS to off-statement of financial condition market risk if prices increase, as SWS may be obligated to acquire the securities at prevailing market prices.

SWS seeks to control the risks associated with its customer activities, including those of customer accounts of its correspondents for which it provides clearing services, by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The required margin levels are monitored daily and, pursuant to such guidelines, customers are required to deposit additional collateral or to reduce positions when necessary.

A portion of SWS’s customer activity involves short sales and the writing of option contracts. Such transactions may require SWS to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer’s obligations.

At times, SWS lends money using reverse repurchase agreements. These positions are collateralized by U.S. government and government agency securities. Such transactions may expose SWS to off-statement of financial condition risk in the event such borrowers do not repay the loans and the value of collateral held is less than that of the underlying receivable. These agreements provide SWS with the right to maintain the relationship between market value of the collateral and the receivable.

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

29.	CEASE AND DESIST ORDER WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY

On February 4, 2011 (the “Effective Date”), the Board of Directors of the Bank signed the Stipulation consenting to and agreeing to the issuance by the OTS of the Order without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank. The description of the Order and the corresponding Stipulation set forth in this section or elsewhere in this section or elsewhere in this filing is qualified in its entirety by reference to the Order and Stipulation, copies of which were filed as exhibits to our Form10-Q for the quarter ended December 31, 2010, which was filed with the SEC on February 9, 2011. On July 21, 2011, the authority to enforce the terms of the Order was transferred to the OCC. On March 16, 2012, the Bank was notified by the OCC that the OCC will allow relief from certain operating and growth restrictions required under the Order. The OCC stated that it has no supervisory objection to any future extensions of Small Business Administration program 504 loans, commercial real estate owner-occupied loans, or mechanic’s lien residential 1-4 family construction loans. The OCC also stated that it has no supervisory objection to a future conservative growth plan for the Bank’s balance sheet provided that the Bank maintains capital ratios above the requirements of the Order and concentration levels within policy guidelines. As of June 30, 2012, the Bank was in compliance with the terms of the Order and the Order will remain in effect until terminated, modified or suspended in writing by the OCC. Among other things, the Order provides:

•

The Bank must maintain a Tier 1 (Core) Capital Ratio equal to or greater than eight percent (8%) after the funding of an adequate Allowance for Loan and Lease Losses (“ALLL”) and a Total Risk-Based Capital Ratio equal to or greater than twelve percent (12%) (the “Minimum Levels”). On June 30, 2012, the Bank complied with these requirements with a Total Risk-Based Capital Ratio of 19.2% and a Tier 1 (Core) Capital Ratio of 12.6%.

•

The Bank submitted to the OTS for review and comment a written capital plan to maintain the Bank’s capital at the Minimum Levels for the quarterly periods from January 1, 2011 through December 31, 2013. In June 2012, the Bank revised its Capital Plan and submitted it to the OCC. On a quarterly basis, the Board of Directors of the Bank must review a report prepared by management detailing deviations from the capital plan and related corrective actions (if any).

•

Within 15 days after the Bank fails to meet the Minimum Levels or the Bank fails to submit or comply with the capital plan, the Bank must submit a contingency plan that is acceptable to the OCC that details the actions to be taken to: (a) consummate a merger or acquisition by another federally insured depository institution, or (b) voluntarily liquidate by filing an appropriate application with the OCC. Upon written notification from the OCC, this contingency plan must be implemented immediately and the Bank must provide the OCC with written status reports no later than the 1st and 15th day of each month following implementation of the contingency plan.

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

•

The Bank must implement and adhere to the classified asset reduction plan previously submitted by the Bank to the OTS and develop individual written specific workout plans for each classified asset in excess of $500,000. On a quarterly basis starting on March 31, 2011, the Board of Directors of the Bank must review an asset status report prepared by management detailing changes to classified assets and the status of workout plans and any revisions to such plans.

•

The Bank engaged an independent third party, acceptable to the OTS, to perform a review of at least forty percent (40%) of the construction, multifamily, nonresidential and land loan portfolios that were not classified substandard and prepare a written report setting forth its findings, including a detailed analysis for the loan classifications of each asset over $500,000. The Bank submitted this report to the OTS on July 1, 2011.

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

•

The Bank must not, without the prior written non-objection of the OCC, originate or purchase, or commit to originate and purchase construction, nonresidential mortgage or land loans subject to certain exceptions, including: (a) construction loans to facilitate the sale of lots financed by the Bank and loans for the purpose of construction of homes that are pre-sold on lots financed by the Bank; (b) owner-occupied residential construction loans to qualified customers who have a prior existing banking relationship with the Bank; (c) loans guaranteed by the Small Business Administration; (d) loans to facilitate the sale of real estate owned; and (e) commercial real estate workouts. All lending subject to the exceptions must comply with the Bank’s loan policy and all applicable laws, regulations and regulatory guidance. The Bank provided the OTS with a schedule of all legally binding commitments as of January 27, 2011. The OCC stated in its March 16, 2012 communication, that it has no supervisory objection to any future extensions of Small Business Administration program 504 loans, commercial real-estate owner occupied loans or mechanic’s lien residential 1-4 family construction loans, subject to Board approval and certification requirements.

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

•

The Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of non-objection from the OCC. The OCC stated in its March 16, 2012 communication that it has no supervisory objection to a future conservative growth plan for the Bank’s balance sheet provide that the Bank maintain capital ratios above the requirements of the Order and concentration levels within policy guidelines.

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

•	The Board of Directors of the Bank must monitor and coordinate the Bank’s compliance with the Order, review and adopt all policies and procedures required by the Order prior to submission to the OCC.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

SWS Group, Inc.

We have audited the accompanying consolidated balance sheets of SWS Group, Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of June 29, 2012 and June 24, 2011, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 29, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SWS Group, Inc. and subsidiaries as of June 29, 2012 and June 24, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 7, 2012 expressed an unqualified opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

September 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

SWS Group, Inc.

We have audited SWS Group, Inc. (a Delaware Corporation) and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s annual report on Form 10-K for the year ended June 29, 2012. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of June 29, 2012 and June 24, 2011, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 29, 2012, and the financial statement schedule listed in the index appearing under Item 15(a)2 and our report dated September 7, 2012 expressed an unqualified opinion on those financial statements and schedule.

/s/ Grant Thornton LLP

Dallas, Texas

September 7, 2012

Schedule I - Condensed Financial Information of Registrant

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Financial Condition

June 29, 2012 and June 24, 2011

(In thousands)

	2012	2011
Assets
Restricted cash and cash equivalents	$30,044	$—
Investment in subsidiaries, at equity	392,330	352,061
Securities available for sale	3,782	2,020
Deferred compensation asset	15,912	15,433
Loan receivable from Southwest Securities, Inc.	20,000	—
Deferred tax asset	7,803	6,675
Other assets	4,566	5,543

	$474,437	$381,732

Liabilities and Stockholders’ Equity
Long-term debt	$79,076	$—
Stock purchase warrants (“Warrants”)	27,810	—
Other liabilities	11,849	24,263
Stockholders’ equity	355,702	357,469

	$474,437	$381,732

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Loss, Comprehensive Loss

and Stockholders’ Equity

Years Ended June 29, 2012, June 24, 2011 and June 25, 2010

(In thousands)

	2012	2011	2010
Revenue:
Net gains (losses) on principal transactions	$(12)	$75	$69
Interest revenue	225	—	—
Other revenue	(785)	1,253	2,427

	(572)	1,328	2,496

Expenses:
Unrealized loss on Warrants valuation	3,674	—	—
Other expense	19,115	8,690	7,762

	22,789	8,690	7,762

Loss before income tax benefit and equity in earnings (loss) of subsidiaries	(23,361)	(7,362)	(5,266)
Income tax benefit	(7,794)	(1,919)	(2,248)

Loss before equity in earnings (loss) of subsidiaries	(15,567)	(5,443)	(3,018)
Equity (loss) in earnings of subsidiaries	10,838	(17,760)	125

Net loss	(4,729)	(23,203)	(2,893)
Other comprehensive income:
Net gains recognized in other comprehensive income of subsidiary, net of tax of $449 in 2012 on available for sale securities	833	—	—
Net gains recognized in other comprehensive income, net of tax of $615 in 2012; $253 in 2011 and $81 in 2010 on available for sale securities	1,147	461	124

Net gains recognized in other comprehensive income	1,980	461	124

Comprehensive loss	(2,749)	(22,742)	(2,769)

Stockholders’ equity at beginning of year	357,469	383,394	340,357
Payment of cash dividends on common stock – registrant	—	(3,877)	(11,132)
Exercise of options	—	—	29
Restricted stock plan	1,093	1,073	2,162
Shortfall for taxes on vesting of restricted stock	(62)	(351)	(125)
Public offering-common stock	—	—	54,700
Deferred compensation plan	(49)	(28)	172

Stockholders’ equity at end of year	$355,702	$357,469	$383,394

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years Ended June 29, 2012, June 24, 2011 and June 25, 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(4,729)	$(23,203)	$(2,893)
Adjustments to reconcile net loss to net cash used in operating activities:		—	—
Accretion of discount on long-term debt	3,212	—	—
Amortization of deferred debt issuance costs	451	—	—
Increase in fair value of Warrants	3,674	—	—
Deferred income tax (benefit) expense	(1,584)	377	627
Allowance for deferred tax asset	28	844	—
Deferred compensation for deferred compensation plan and restricted stock Plan	1,516	3,172	4,318
Equity in undistributed (loss) earnings of subsidiaries	(39,436)	18,899	(27,098)
Equity in loss (earnings) of unconsolidated ventures	620	180	(1,344)
Dividend received on investments	(43)	—	—
Gain on investment in securities available for sale	—	—	(16)
Shortfall for taxes on vesting of restricted stock	62	351	125
Change in operating assets and liabilities:
Decrease (increase) in securities owned	12	(76)	38
Increase in other assets	(772)	(5,292)	(3,115)
(Decrease) increase in other liabilities	(695)	(9,978)	1,306

Net cash used in operating activities	(37,684)	(14,726)	(28,052)

Cash flows from investing activities:
Payments on notes and other accounts/loans with subsidiaries	(50,000)	—	(18,238)
Repayments on notes and other accounts with subsidiaries	17,766	18,976	—
Cash paid on investments	—	—	(400)
Cash received from investments	—	—	209
Proceeds from the sale of securities available for sale	—	—	2,925
Investment of proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. in restricted fund	(30,000)	—	—

Net cash (used in) provided by investing activities	(62,234)	18,976	(15,504)

Cash flows from financing activities:
Payment of cash dividends on common stock	—	(3,904)	(11,216)
Shortfall for taxes on vesting of restricted stock	(62)	(351)	(125)
Net proceeds from secondary offering	—	—	54,700
Net proceeds from exercise of stock options	—	—	27
Proceeds related to the deferred compensation plan	309	444	642
Purchase of treasury stock related to deferred compensation plan	(329)	(439)	(472)
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P.	100,000	—	—

Net cash provided by (used in) financing activities	99,918	(4,250)	43,556

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying Notes to Condensed Financial Statements.

Schedule I - Condensed Financial Information of Registrant - Continued

SWS Group, Inc.

Notes to the Condensed Financial Statements of Registrant

GENERAL

The accompanying condensed financial statements of SWS Group, Inc. (“Registrant”) should be read in conjunction with the notes to the consolidated financial statements for the years ended June 29, 2012, June 24, 2011 and June 25, 2010 included elsewhere in this Annual Report on Form 10-K.

S-4