Form 10-Q
period 2012-09-28
SWS GROUP INC
filed 2012-11-07
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

As of October 31, 2012, there were 32,877,467 shares of the registrant’s common stock, $0.10 par value, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition September 28, 2012 (unaudited) and June 29, 2012	3

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) For the three-months ended September 28, 2012 and September 30, 2011 (unaudited)	4

Consolidated Statements of Cash Flows For the three-months ended September 28, 2012 and September 30, 2011 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3. Quantitative and Qualitative Disclosures About Market Risk	78

Item 4. Controls and Procedures	78

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	78

Item 1A. Risk Factors	79

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 3. Defaults Upon Senior Securities	79

Item 4. Mine Safety Disclosure	79

Item 5. Other Information	79

Item 6. Exhibits	79

SIGNATURES	80

EXHIBIT INDEX	81

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 28, 2012 and June 29, 2012

(In thousands, except par values and share amounts)

	September	June
	(Unaudited)
Assets
Cash and cash equivalents	$71,153	$81,826
Restricted cash and cash equivalents	30,045	30,044
Assets segregated for regulatory purposes	213,636	176,299
Receivable from brokers, dealers and clearing organizations	1,261,812	1,425,697
Receivable from clients, net of allowance	251,328	256,840
Loans, net	796,578	833,640
Securities owned, at fair value	265,562	231,151
Securities held to maturity	23,880	25,904
Securities purchased under agreements to resell	21,823	25,186
Goodwill	7,552	7,552
Securities available for sale	356,713	307,789
Other assets	145,118	144,915

	$3,445,200	$3,546,843

Liabilities and Stockholders’ Equity
Short-term borrowings	$126,500	$67,500
Payable to brokers, dealers and clearing organizations	1,167,808	1,349,370
Payable to clients	378,074	347,574
Deposits	1,059,250	1,062,233
Securities sold under agreements to repurchase	23,173	27,465
Securities sold, not yet purchased, at fair value	77,046	70,155
Drafts payable	24,586	24,970
Advances from Federal Home Loan Bank (the “FHLB”)	67,318	68,641
Long-term debt, net	80,027	79,076
Stock purchase warrants (“Warrants”)	35,995	27,810
Other liabilities	52,787	66,347

	3,092,564	3,191,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,557,735 shares at September 28, 2012; issued 33,312,140 and outstanding 32,576,307 shares at June 29, 2012	3,331	3,331
Additional paid-in capital	324,895	324,556
Retained earnings	24,440	30,084
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $2,630 at September 28, 2012 and $1,398 at June 29, 2012	5,043	2,745
Deferred compensation, net	3,436	3,427

Treasury stock (754,405 shares at September 28, 2012 and 735,833 shares at June 29, 2012, at cost)	(8,509)	(8,441)

Total stockholders’ equity	352,636	355,702

Total liabilities and stockholders’ equity	$3,445,200	$3,546,843

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

For the three-months ended September 28, 2012 and September 30, 2011

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended
	September 28, 2012	September 30, 2011
Revenues:
Net revenues from clearing operations	$2,139	$2,660
Commissions	32,323	35,639
Interest	26,625	33,661
Investment banking, advisory and administrative fees	9,794	9,876
Net gains on principal transactions	9,358	6,271
Other	6,185	4,490

Total revenue	86,424	92,597
Interest expense	12,315	15,858

Net revenues	74,109	76,739

Non-interest expenses:
Commissions and other employee compensation	54,259	53,158
Occupancy, equipment and computer service costs	7,697	7,877
Communications	3,219	2,919
Floor brokerage and clearing organization charges	1,023	1,073
Advertising and promotional	668	549
Unrealized loss on Warrants valuation	8,185	171
Other	8,090	7,296

Total non-interest expenses	83,141	73,043

Income (loss) before income tax expense (benefit)	(9,032)	3,696
Less: Income tax expense (benefit)	(3,388)	2,044

Net income (loss)	(5,644)	1,652
Net gain (loss) recognized in other comprehensive income (loss), net of tax of $1,234 and $(38) for the three-months ended September 28, 2012 and September 30, 2011, respectively, on available for sale securities	2,298	(78)

Comprehensive income (loss)	$(3,346)	$1,574

Earnings (loss) per share – basic
Net income (loss)	$(0.17)	$0.05

Weighted average shares outstanding – basic	32,801,381	32,506,613

Earnings (loss) per share – diluted
Net income (loss)	$(0.17)	$0.05

Weighted average shares outstanding – diluted	32,801,381	32,506,613

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-months ended September 28, 2012 and September 30, 2011

(In thousands)

(Unaudited)

	For the Three-Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$(5,644)	$1,652
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,392	1,506
Accretion of discount on long-term debt	951	559
Amortization of deferred debt issuance costs	123	82
Increase in fair value of Warrants	8,185	171
Amortization of premiums/discounts on loans purchased	(23)	(19)
Amortization of premiums/discounts on investment securities	422	73
Provision for doubtful accounts on receivables from customers	240	—
Provision for loan loss and write downs on real estate owned (“REO”) and other repossessed assets	559	574
Deferred income tax expense	409	6,717
Allowance for deferred tax asset	—	(265)
Deferred compensation for deferred compensation plan and restricted stock plan	(400)	1,533
(Gain) loss on sale of loans	(54)	77
Loss (gain) on fixed assets transactions	1	(3)
Loss (gain) on sale of REO and other repossessed assets	186	(128)
Gain on issuer’s redemption of investment securities	(7)	—
Equity in earnings of unconsolidated ventures	(82)	(37)
Dividend received on investments	(4)	(4)
Shortfall for taxes on vesting of restricted stock	—	62
Change in operating assets and liabilities:
Increase in assets segregated for regulatory purposes	(37,337)	(42,231)
Net change in broker, dealer and clearing organization accounts	(17,677)	(2,904)
Net change in client accounts	35,772	29,130
Increase in securities owned	(34,411)	(7,733)
Decrease in securities purchased under agreements to resell	3,363	21,531
Increase in other assets	(2,779)	(2,515)
(Decrease) increase in drafts payable	(384)	553
Increase (decrease) in securities sold, not yet purchased	6,891	(23,455)
Decrease in other liabilities	(12,832)	(15,096)

Net cash used in operating activities	(53,140)	(30,170)

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on real estate owned	(1,070)	(749)
Proceeds from the sale of fixed assets and real estate	1,715	2,489
Proceeds from the sale of loans	—	215
Loan originations and purchases	(1,659,658)	(844,908)
Loan repayments	1,694,312	853,471
Purchase of investment securities	(64,277)	(79,775)
Proceeds from the issuer’s redemption of investment securities	12,000	—
Cash received on investments	8,643	1,668
Proceeds from the sale of FHLB stock	428	—
(continued)

	For the Three-Months Ended
	September 28, 2012	September 30, 2011
(continued)
Investment of proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. in restricted fund	$—	$(100,022)

Net cash used in investing activities	(7,907)	(167,611)

Cash flows from financing activities:
Payments on short-term borrowings	(559,000)	(1,059,300)
Cash proceeds from short-term borrowings	618,000	1,101,300
Decrease in deposits	(2,983)	(20,739)
Payments on advances from the FHLB	(1,297)	(1,750)
Fee payment for FHLB restructuring	(26)	—
Shortfall for taxes on vesting of restricted stock	—	(62)
Cash payments on securities sold under agreements to repurchase	(4,292)	(2,293)
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P.	—	100,000
Proceeds related to the deferred compensation plan	93	123
Purchase of treasury stock related to the deferred compensation plan	(121)	—

Net cash provided by financing activities	50,374	117,279

Net decrease in cash and cash equivalents	(10,673)	(80,502)
Cash and cash equivalents at beginning of period	81,826	298,903

Cash and cash equivalents at end of period	$71,153	$218,401

Supplemental schedule of non-cash investing and financing activities:
Foreclosure on loans	$2,486	$1,204

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,815	$14,098

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three-Months Ended September 28, 2012 and September 30, 2011

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of September 28, 2012, and for the three-months ended September 28, 2012 and September 30, 2011, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 29, 2012 filed on Form 10-K. Amounts as of June 29, 2012 are derived from the audited consolidated financial statements as filed on Form 10-K. All significant inter-company balances and transactions have been eliminated.

The consolidated financial statements include the accounts of SWS Group, Inc. (“SWS Group”) and the consolidated active subsidiaries listed below (collectively with SWS Group, “SWS” or the “Company”):

Southwest Securities, Inc.	“Southwest Securities”
SWS Financial Services, Inc.	“SWS Financial”
Southwest Financial Insurance Agency, Inc.
Southwest Insurance Agency, Inc.
Southwest Insurance Agency of Alabama, Inc.	collectively, “SWS Insurance”
SWS Banc Holdings, Inc.	“SWS Banc”
Southwest Securities, FSB	the “Bank”

Southwest Securities is a New York Stock Exchange (NYSE) member broker/dealer. Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (FINRA). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (the “SEC”) as broker/dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and as registered investment advisors under the Investment Advisors Act of 1940.

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

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month. The Bank’s first quarter financial statements are prepared as of September 30, 2012. Any individually material transactions are reviewed and recorded in the appropriate quarterly period. All significant intercompany balances and transactions have been eliminated.

Update of Significant Accounting Policies. A summary of the Company’s significant accounting policies is included in Note 1 of the Company’s Form 10-K for the fiscal year ended June 29, 2012 filed on September 7, 2012 (the “Fiscal 2012 Form 10-K”). Except as discussed in the individual notes to the Consolidated Financial Statements, there have been no significant accounting changes since June 29, 2012.

Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) and the SEC recently issued the following statements, which are applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS:

Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities.” In December 2011, the FASB issued ASU 2011-11 which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The purpose of ASU 2011-11 is to facilitate comparison between entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States (“GAAP”) and entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, the Company’s first quarter of fiscal 2014. The Company is in the process of evaluating the impact of ASU 2011-11 on its financial statements and processes.

CASH AND CASH EQUIVALENTS

For the purpose of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three-months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures interest-bearing cash accounts up to $250,000. Also, non-interest bearing transaction accounts have unlimited coverage under FDIC insurance until December 31, 2012 in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). At September 28, 2012 and June 29, 2012, cash balances included $26,197,000 and $30,504,000, respectively, that were not federally insured because they exceeded federal insurance limits. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk of loss on these deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At September 30, 2012 and June 30, 2012, these reserve balances amounted to $1,606,000 and $1,503,000, respectively.

RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents represents funds received from Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) upon completion of the $100,000,000 loan contemplated by the Funding Agreement entered into on March 20, 2011. The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries. See additional discussion in “Debt Issued with Stock Purchase Warrants.” Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20,000,000 of this cash to the Bank as capital in December 2011, loaned Southwest Securities $20,000,000 in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, reduced its intercompany payable to Southwest Securities by $20,000,000 and contributed $10,000,000 in capital to Southwest Securities in the fourth quarter of fiscal 2012. The remaining $30,000,000 remains in a restricted account at SWS Group to be used for general corporate purposes subject to approval by the Board of Directors, Hilltop and Oak Hill. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows. The Company holds restricted cash and cash equivalents in money market funds.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At September 28, 2012, SWS held Temporary Liquidity Guarantee Program (“TLGP”) bonds with a fair value of $10,062,000 and cash of approximately $203,574,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act. SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at September 28, 2012.

At June 29, 2012, SWS held TLGP bonds with a fair value of $10,114,000 and cash of approximately $166,185,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act. SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 29, 2012.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At September 28, 2012 and June 29, 2012, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	September	June
Receivable
Securities failed to deliver	$13,616	$23,220
Securities borrowed	1,156,099	1,320,274
Correspondent broker/dealers	35,839	41,941
Clearing organizations	20,474	18,705
Other	35,784	21,557

	$1,261,812	$1,425,697

Payable
Securities failed to receive	$22,342	$28,879
Securities loaned	1,122,308	1,289,198
Correspondent broker/dealers	16,676	10,753
Other	6,482	20,540

	$1,167,808	$1,349,370

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At September 28, 2012, SWS had collateral of $1,156,100,000 under securities lending agreements, of which SWS had repledged $1,100,442,000. At June 29, 2012, SWS had collateral of $1,320,024,000 under securities lending agreements, of which SWS had repledged $1,250,328,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily within Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their loan obligations is dependent upon the general economic conditions of Texas and New Mexico.

Net loans receivable at September 30, 2012 and June 30, 2012 are summarized as follows and include unamortized discounts and premiums of $332,000 and $385,000 at September 30, 2012 and June 30, 2012, respectively, and deferred loan fees and costs of $594,000 and $709,000 at September 30, 2012 and June 30, 2012, respectively (in thousands):

	September	June
Loans receivable:
Residential construction	$2,351	$3,954
Lot and land development	14,820	18,431
1-4 family	413,231	383,167
Commercial real estate	292,074	326,997
Multifamily	24,565	20,110
Commercial loans	68,418	101,440
Consumer loans	2,011	1,943

	817,470	856,042
Allowance for probable loan losses	(20,892)	(22,402)

	$796,578	$833,640

At September 30, 2012 and June 30, 2012, the 1-4 family loans included $329,251,000 and $294,341,000, respectively, of purchased mortgage loans held for investment. The loans consisted of participations and sub-participations in newly originated residential loans from various mortgage bankers nationwide purchased at par.

The analysis of the allowance for loan losses for the three-months ended September 30, 2012 and 2011 and the recorded investment in loans receivable at September 30, 2012 and 2011 were as follows (in thousands):

	Three-Months Ended September 30, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$350	$1,310	$3,235	$10,628	$2,866	$4,004	$9	$22,402
Charge-offs	—	(182)	(151)	(703)	—	(928)	—	(1,964)
Recoveries	19	133	56	63	—	183	—	454

Net charge-offs	19	(49)	(95)	(640)	—	(745)	—	(1,510)
Additions/(reductions) charged to operations	(182)	(286)	65	603	(47)	(153)	—	—

Balance at end of period	$187	$975	$3,205	$10,591	$2,819	$3,106	$9	$20,892

Ending balance: individually evaluated for impairment	$23	$152	$300	$1,854	$—	$137	$—	$2,466

Ending balance: collectively evaluated for impairment	$164	$823	$2,905	$8,737	$2,819	$2,969	$9	$18,426

Financing receivables:
Balance at end of period	$2,351	$14,820	$413,231	$292,074	$24,565	$68,418	$2,011	$817,470

Ending balance: individually evaluated for impairment	$648	$2,756	$18,690	$22,139	$—	$2,010	$1	$46,244

Ending balance: collectively evaluated for impairment	$1,703	$12,064	$394,541	$269,935	$24,565	$66,408	$2,010	$771,226

	Three-Months Ended September 30, 2011
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$531	$3,168	$6,107	$28,306	$871	$5,417	$33	$44,433
Charge-offs	(345)	(1,040)	(184)	(1,483)	(1,660)	(468)	—	(5,180)
Recoveries	120	56	22	217	—	42	—	457

Net charge-offs	(225)	(984)	(162)	(1,266)	(1,660)	(426)	—	(4,723)
Additions/(reductions) charged to operations	1,104	2,393	(856)	(5,307)	3,803	(1,122)	(15)	—

Balance at end of period	$1,410	$4,577	$5,089	$21,733	$3,014	$3,869	$18	$39,710

Ending balance: individually evaluated for impairment	$833	$1,209	$607	$4,373	$653	$1,136	$—	$8,811

Ending balance: collectively evaluated for impairment	$577	$3,368	$4,482	$17,360	$2,361	$2,733	$18	$30,899

Financing receivables:
Balance at end of period	$19,347	$43,177	$273,866	$423,426	$58,765	$155,193	$2,973	$976,747

Ending balance: individually evaluated for impairment	$6,310	$8,448	$4,649	$44,487	$18,266	$5,136	$69	$87,365

Ending balance: collectively evaluated for impairment	$13,037	$34,729	$269,217	$378,939	$40,499	$150,057	$2,904	$889,382

As of September 30, 2012 and 2011, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment, was 4.28% and 4.90%, respectively. There is no loan loss allowance for purchased mortgage loans held for investment because they are held on average for 25 days or less, which substantially eliminates credit risk.

Loans receivable on non-accrual status as of September 30, 2012 and June 30, 2012 were as follows (in thousands):

	September 30, 2012	June 30, 2012
Residential construction	$648	$648
Lot and land development	2,338	2,965
1-4 family	17,243	18,443
Commercial real estate	9,660	12,175
Commercial loans	1,880	3,120
Consumer loans	1	3

	$31,770	$37,354

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where full collection is likely. For loans where full collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. The average recorded investment in non-accrual loans at September 30, 2012 and June 30, 2012 was approximately $34,804,000 and $51,663,000, respectively. Interest income recorded on non-accrual loans prior to being placed on non-accrual status totaled approximately $2,000 and $39,000 for the three-months ended September 30, 2012 and 2011, respectively.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of September 30, 2012 and June 30, 2012 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
September 30, 2012
With no related allowance recorded:
Residential construction	$411	$411	$—	$569	$—
Lot and land development	1,190	1,571	—	2,106	—
1-4 family	11,008	13,117	—	15,408	87
Commercial real estate	7,861	11,194	—	9,728	121
Commercial loans	1,478	2,211	—	1,666	4
Consumer loans	1	8	—	1	—

	21,949	28,512	—	29,478	212

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
September 30, 2012
With an allowance recorded:
Residential construction	$237	$237	$23	$79	$—
Lot and land development	1,566	1,663	152	975	22
1-4 family	7,682	8,206	300	3,763	83
Commercial real estate	14,278	14,360	1,854	13,585	734
Commercial loans	532	536	137	957	3

	24,295	25,002	2,466	19,359	842

September 30, 2012
Total
Residential construction	$648	$648	$23	$648	$—
Lot and land development	2,756	3,234	152	3,081	22
1-4 family	18,690	21,323	300	19,171	170
Commercial real estate	22,139	25,554	1,854	23,313	855
Commercial loans	2,010	2,747	137	2,623	7
Consumer loans	1	8	—	1	—

	$46,244	$53,514	$2,466	$48,837	$1,054

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs previously recognized.

(*)	Represents the average recorded investment for the three-months ended September 30, 2012
(#)	Represents interest income recognized on impaired loans for the three-months ended September 30, 2012

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2012
With no related allowance recorded:
Residential construction	$648	$648	$—	$2,525	$—
Lot and land development	2,964	3,408	—	6,514	32
1-4 family	17,938	20,387	—	8,540	89
Commercial real estate	10,715	13,662	—	14,308	127
Multifamily	—	—	—	6,659	—
Commercial loans	1,738	2,361	—	4,157	5
Consumer loans	2	9	—	30	—

	34,005	40,475	—	42,733	253

June 30, 2012
With an allowance recorded:
Residential construction	—	—	—	1,473	—
Lot and land development	691	700	92	1,084	33
1-4 family	1,822	1,843	120	1,866	7
Commercial real estate	13,345	13,345	1,736	24,174	490
Multifamily	—	—	—	4,831	—
Commercial loans	1,183	1,183	495	1,047	7
Consumer loans	1	1	1	—	—

	17,042	17,072	2,444	34,475	537

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(*)	Interest Income Recognized(#)
June 30, 2012
Total
Residential construction	$648	$648	$—	$3,998	$—
Lot and land development	3,655	4,108	92	7,598	65
1-4 family	19,760	22,230	120	10,406	96
Commercial real estate	24,060	27,007	1,736	38,482	617
Multifamily	—	—	—	11,490	—
Commercial loans	2,921	3,544	495	5,204	12
Consumer loans	3	10	1	30	—

	$51,047	$57,547	$2,444	$77,208	$790

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs previously recognized.

(*)	Represents the average recorded investment for the fiscal year ended June 30, 2012.
(#)	Represents interest income recognized on impaired loans for the fiscal year ended June 30, 2012.

In compliance with the Order to Cease and Desist, Order No. WN-11-003, effective February 4, 2011 (the “Order”), the Bank implemented processes to continuously monitor the credit quality of its loan portfolio as well as compliance with both internal policies and regulatory guidance. These processes include the development of an internal credit review department and the use of external credit review consultants. Reports provided by these groups to management and the Board assist in overall risk mitigation for the Bank’s loan portfolio and with compliance with the Order. See “Cease and Desist Order with the Office of the Comptroller of the Currency.”

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of September 30, 2012 and June 30, 2012 (in thousands):

	Pass	Special Mention(*)	Substandard(#)	Total
September 30, 2012
Residential construction	$1,703	$—	$648	$2,351
Lot and land development	9,700	1,348	3,772	14,820
1-4 family	391,129	759	21,343	413,231
Commercial real estate	241,892	11,737	38,445	292,074
Multifamily	23,858	—	707	24,565
Commercial loans	63,620	1,466	3,332	68,418
Consumer loans	2,010	—	1	2,011

	$733,912	$15,310	$68,248	$817,470

	Pass	Special Mention(*)	Substandard(#)	Total
June 30, 2012
Residential construction	$3,306	$—	$648	$3,954
Lot and land development	11,511	1,131	5,789	18,431
1-4 family	359,041	1,634	22,492	383,167
Commercial real estate	268,931	15,372	42,694	326,997
Multifamily	18,220	1,176	714	20,110
Commercial loans	93,626	1,729	6,085	101,440
Consumer loans	1,940	—	3	1,943

	$756,575	$21,042	$78,425	$856,042

(*)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
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

The following tables highlight the age analysis of the Bank’s past due financing receivables as of September 30, 2012 and June 30, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2012
Residential construction	$—	$—	$648	$648	$1,703	$2,351	$—
Lot and land development	660	205	1,693	2,558	12,262	14,820	—
1-4 family	245	268	3,276	3,789	409,442	413,231	3
Commercial real estate	156	406	3,426	3,988	288,086	292,074	—
Multifamily	—	—	—	—	24,565	24,565	—
Commercial loans	75	1,767	1,234	3,076	65,342	68,418	—
Consumer loans	—	—	—	—	2,011	2,011	—

	$1,136	$2,646	$10,277	$14,059	$803,411	$817,470	$3

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2012
Residential construction	$—	$—	$648	$648	$3,306	$3,954	$—
Lot and land development	121	218	2,183	2,522	15,909	18,431	—
1-4 family	918	1,991	3,205	6,114	377,053	383,167	—
Commercial real estate	5,016	1,517	3,916	10,449	316,548	326,997	—
Multifamily	—	—	—	—	20,110	20,110	—
Commercial loans	1,306	926	498	2,730	98,710	101,440	—
Consumer loans	2	—	1	3	1,940	1,943	—

	$7,363	$4,652	$10,451	$22,466	$833,576	$856,042	$—

In certain circumstances, the Bank modifies the terms of its loans to a troubled borrower. Modifications may include extending the maturity date, reducing the stated interest rate or rescheduling future cash flows. The Bank accounts for the modification as a troubled debt restructuring (“TDR”).

Loans that have been modified in a TDR continue to be considered restructured until paid in full. These loans, including loans restructured in the prior 12 months that defaulted during the period, are individually evaluated for impairment taking into consideration payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. A specific allowance for an impaired loan that has been modified in a TDR is established when the loan’s fair value is lower than its recorded investment. In addition, the historical loss rate of loans modified in TDR’s, by portfolio segment, are factored into the formula utilized to determine the general allowance for probable loan losses.

The table below presents the recorded investment in loans modified in TDRs as of September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012	June 30, 2012
Lot and land development	$5,089	$1,902
1-4 family	14,566	14,364
Commercial real-estate	1,408	1,450
Commercial	402	411

	$21,465	$18,127

The allowance for loan losses, excluded from the recorded investment, associated with loans modified in TDRs as of September 30, 2012 and June 30, 2012, was $323,000 and $168,000, respectively. The recorded investment includes $3,517,000 and $3,102,000 of loans on accrual status as of September 30, 2012 and June 30, 2012, respectively. Loans modified in TDRs are placed on accrual status when a reasonable period of payment performance by the borrower demonstrates the ability and capacity to meet the restructured terms.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three-months ended September 30, 2012 and 2011 (dollars in thousands):

	Three-Months Ended September 30, 2012			Three-Months Ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(*)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(*)
Lot and land development	7	$3,228	$3,228	—	$—	$—
1-4 family	1	413	413	—	—	—
Commercial	—	—	—	2	600	600

	8	$3,641	$3,641	2	$600	$600

(*)	Post modification balances include direct charge-offs recorded at the time of modification.

The table below summarizes the type of loan modification made and the post modification outstanding recorded investment for TDR’s during the three-months ended September 30, 2012 and 2011 (in thousands):

	Amount of Loan Modifications
Type of Modification	Three-Months Ended September 30, 2012	Three-Months Ended September 30, 2011
Extended maturity date	$114	$600
Rescheduled future cash flows	705	—
Combination of maturity date extension and rescheduling of future cash flows	1,945	—
Combination of maturity date extension and reduction of the stated interest rate	26	—
Combination of maturity date extension, reduction of the stated interest rate, and rescheduling of future cash flows	851	—

	$3,641	$600

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted (a payment default is defined as a loan 60 days or more past due) during the three-months ended September 30, 2012 and 2011 are summarized in the following table (dollars in thousands):

	Three-Months Ended September 30, 2012		Three-Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Lot and land development	—	$—	1	$745
1-4 family	1	1,514	—	—
Commercial real estate	—	—	1	2,063
Commercial	—	—	2	424

	1	$1,514	4	$3,232

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at September 28, 2012 and June 29, 2012 consisted of the following (in thousands):

	September	June
Securities owned
Corporate equity securities	$1,372	$1,312
Municipal obligations	100,010	117,868
U.S. government and government agency obligations	30,720	41,329
Corporate obligations	90,326	59,092
Other	43,134	11,550

	$265,562	$231,151

Securities sold, not yet purchased
Corporate equity securities	$19	$—
U.S. government and government agency obligations	41,302	30,462
Corporate obligations	35,583	39,348
Other	142	345

	$77,046	$70,155

Securities owned and securities sold, not yet purchased are carried at fair value. See additional discussion in “Fair Value of Financial Instruments.”

Some of these securities were pledged to secure short-term borrowings (see “Short-Term Borrowings”) and as security deposits at clearing organizations for SWS’s clearing business. At September 28, 2012 and June 29, 2012, securities pledged as security deposits at clearing organizations were $1,999,000 and $1,850,000, respectively.

SECURITIES HELD TO MATURITY

Securities held to maturity consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Government National Mortgage Association (“GNMA”) securities	$23,880	$25,904

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

The Bank recorded $29,000 and $40,000 in amortization of the premiums during the three-months ended September 30, 2012 and 2011, respectively. During the three-months ended September 30, 2012 and 2011, the Bank received $2,182,000 and $1,671,000 of principal and interest payments, respectively, recording $187,000 and $242,000 in interest, respectively.

SECURITIES PURCHASED/SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

At September 28, 2012, SWS held reverse repurchase agreements totaling $21,823,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $21,785,000. At June 29, 2012, SWS held reverse repurchase agreements totaling $25,186,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $25,036,000.

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Interest on these amounts is accrued and is included in the Consolidated Statements of Financial Condition in other liabilities. Securities sold under repurchase agreements at September 28, 2012 and June 29, 2012 were $23,173,000 and $27,465,000, respectively.

SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock of U.S. Home Systems, Inc. (“USHS”) and Westwood Group, Inc. (“Westwood”), which it classifies as securities available for sale. In addition to the shares of common stock owned by SWS Group, the Bank owns U.S. government and government agency and municipal obligations that are available for sale. The unrealized holding gains (losses), net of tax, related to these securities are recorded as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition.

The following table summarizes the cost of equity securities, amortized cost of debt securities and market value of these investments at September 28, 2012 and June 29, 2012 and for the Bank at September 30, 2012 and June 30, 2012 (dollars in thousands):

	Shares Held	Original/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Market Value
September 2012
USHS	357,514	$914	$3,540	$—	$—	$4,454
Westwood	3,682	7	156	—	(19)	144
U.S. government and government agency obligations	N/A	335,016	4,178	(235)	—	338,959
Municipal obligations	N/A	13,122	63	(29)	—	13,156

Securities available for sale		$349,059	$7,937	$(264)	$(19)	$356,713

	Shares Held	Original/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 2012
USHS	357,154	$914	$2,711	$—	$3,625
Westwood	4,216	7	150	—	157
U.S. government and government agency obligations	N/A	299,762	1,525	(216)	301,071
Municipal obligations	N/A	2,963	—	(27)	2,936

Securities available for sale		$303,646	$4,386	$(243)	$307,789

On October 26, 2012, a special meeting of the stockholders of USHS stockholders was held requesting an affirmative vote of the stockholders to adopt a proposed acquisition agreement, among other proposals. USHS announced on October 29, 2012 that the acquisition agreement between USHS and The Home Depot, Inc. was approved and that, as a result, all outstanding shares of its common stock, including the shares of USHS common stock held by SWS, will be purchased for a price of $12.50 per share. The USHS shares were valued at $12.47 per share as of September 28, 2012. As a result of the proposed acquisition, the Company would recognize a realized gain of $3,550,000.

In fiscal 2013 and 2012, the Bank purchased U.S. government, government agency and municipal obligations at a cost of $64,277,000 and $384,730,000, including a net premium of $1,838,000 and $8,387,000, respectively. The premium is amortized over the period from the date of purchase to the stated maturity date (weighted average of 4.05 years at September 30, 2012 and 4.04 years at June 30, 2012) using the interest method. The Bank also sold $66,936,000 in securities in the fourth quarter of fiscal 2012, recognizing a gain of $557,000 in other revenue and a $362,000 ($557,000 net of tax) reclassification adjustment from accumulated other comprehensive income.

During the three-months ended September 30, 2012 and 2011, the Bank recorded $393,000 and $33,000, respectively, in amortization of premium and the Bank received $8,116,000 and $296,000, respectively, in principal and interest payments, recording $1,638,000 and $57,000, respectively, in interest income.

During the first quarter of fiscal 2013, the issuer redeemed $12,000,000 of U.S. government agency securities, purchased at a discount in fiscal 2012, at par, resulting in a gain of $7,000.

INVESTMENTS AND VARIABLE INTEREST ENTITIES

Investments.

SWS has interests in three investment partnerships that it accounts for under the equity method, which approximates fair value. One is a limited partnership venture capital fund in which SWS has invested $5,000,000. Based on a review of the fair value of this limited partnership investment, SWS determined that its share of the investments made by the limited partnership should be valued at $1,356,000 at September 28, 2012 and $1,494,000 at June 29, 2012. SWS recorded a net gain on this investment for the three-months ended September 28, 2012 and September 30, 2011 of $32,000 and $3,000, respectively. In August 2012, SWS received a cash distribution of $170,000 from this investment. The limited partnership venture capital fund has entered into an agreement with the small business administration (SBA) for a self-liquidation plan.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of September 30, 2012 and June 30, 2012, the Bank had invested $2,400,000 of its aggregate $5,000,000 commitment to the two funds. During the three-months ended September 30, 2012 and 2011, the Bank recorded net gains of $50,000 and $34,000, respectively, related to these investments. On January 28, 2009, the Bank executed a loan agreement with one of the partnerships for $4,500,000. The loan was amended on November 16, 2009 to increase the note amount to $5,000,000. The loan was renewed on September 26, 2012 with a maturity date of January 2, 2013. At September 30, 2012, the outstanding balance was $4,318,000. The loan bears interest at the Wall Street Journal Prime Rate with a floor of 5% and interest is due monthly. The Bank earned approximately $56,000 and $63,000 in interest income in the three-months ended September 30, 2012 and 2011, respectively on the loan.

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA. The Bank has committed to invest $3,000,000 in the fund. This investment is subject to the Volcker Rule as described in “Commitments, Contingencies and Guarantees – Venture Capital Funds” in the Notes to the Consolidated Financial Statements contained in this report. As of September 30, 2012, no contributions have been made to this investment.

Variable Interest Entities.

The Company’s variable interest entity (“VIE”) policies are discussed in Note 11 Investments and Variable Interest Entities of the Fiscal 2012 Form 10-K.

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

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in unconsolidated VIEs as of September 30, 2012 and June 30, 2012 (dollars in thousands):

	September 30, 2012			June 30, 2012
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
Loans to commercial borrowers	8	$5,864	$4,310	5	$2,766	$1,339

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition. See additional discussion in “Loans and Allowance for Probable Loan Losses” for information related to the loans modified in TDR’s.

REO AND OTHER REPOSSESSED ASSETS

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount and are included in other assets in the Consolidated Statements of Financial Condition. For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is being sold in an auction, by the accepted bid amount. For those REO assets that are in an auction and a bid has not been accepted, a fair value estimate is derived by utilizing market data, including appraised value discounted for selling the asset in a distressed sale. In addition, in certain circumstances, the Bank adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation or to reflect changes in market value occurring subsequent to the appraisal date. The amount of subsequent write-downs required to reflect current fair value was $559,000 and $574,000 for the three-months ended September 30, 2012 and September 30, 2011, respectively.

SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $375,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.09% at September 28, 2012 and June 29, 2012). The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading unsecured letter of credit, referenced below. At September 28, 2012, the amount outstanding under these secured arrangements was $81,500,000, which was collateralized by securities held for firm accounts valued at $121,254,000. At June 29, 2012, the amount outstanding under these secured arrangements was $22,500,000, which was collateralized by securities held for firm accounts valued at $80,125,000.

At September 28, 2012 and June 29, 2012, Southwest Securities had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At September 28, 2012 and June 29, 2012, there were no amounts outstanding on this line. At September 28, 2012 and June 29, 2012, the total amount available for borrowing was $20,000,000.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility. The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 125 basis points. The agreement provides that Southwest Securities must maintain a tangible net worth of at least $150,000,000. As of both September 28, 2012 and June 29, 2012, there was $45,000,000 outstanding under the committed revolving credit facility. The secured borrowing was collateralized by securities with a value of $73,118,000 and $71,277,000 at September 28, 2012 and June 29, 2012, respectively.

Unsecured letters of credit

At both September 28, 2012 and June 29, 2012, SWS had an irrevocable letter of credit agreement pledged to support customer open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at a rate of 0.5% per annum and is renewable semi-annually. If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee. At September 28, 2012 and June 29, 2012, the maximum amount available under this letter of credit agreement was $75,000,000. At September 28, 2012 and June 29, 2012, the Company had outstanding, undrawn letters of credit of $65,000,000 and $63,000,000, respectively, bearing interest at a rate of 0.5% per annum. The letter of credit was fully collateralized by marketable securities held in client and non-client margin accounts with a value of $83,701,000 and $86,106,000 at September 28, 2012 and June 29, 2012, respectively.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities. At September 28, 2012, approximately $321,777,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $ 21,866,000 under securities loan agreements. At June 29, 2012, approximately $335,453,000 of client securities under customer margin loans was available to be pledged, of which SWS had pledged $38,870,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 100 basis points. At September 30, 2012 and June 30, 2012, the total amount available under this line was $33,607,000 and $61,956,000, respectively. There was no amount outstanding at September 30, 2012 and June 30, 2012.

DEPOSITS

The Bank’s deposits at September 30, 2012 and June 30, 2012 consisted of the following (dollars in thousands):

	September		June
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$57,571	5.4%	$55,403	5.2%
Interest bearing demand accounts	8,959	0.9	8,862	0.8
Savings accounts	935,424	88.3	934,636	88.0
Limited access money market accounts	21,979	2.1	26,232	2.5
Certificates of deposit, less than $100,000	21,263	2.0	21,680	2.0
Certificates of deposit, $100,000 and greater	14,054	1.3	15,420	1.5

	$1,059,250	100.0%	$1,062,233	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.05% at September 30, 2012 and 0.07% at June 30, 2012.

At September 30, 2012, the scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$14,983	$2,589	$3,164	$302	$225	$21,263
Certificates of deposit, $100,000 and greater	9,477	1,502	2,648	226	201	14,054

	$24,460	$4,091	$5,812	$528	$426	$35,317

The Bank is funded primarily by core deposits, with interest bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At September 30, 2012 and June 30, 2012, advances from the FHLB were due as follows (in thousands):

	September	June
Maturity:
Due in one year	$16,703	$9,267
Due in two years	17,969	26,491
Due in five years	6,467	6,721
Due in seven years	5,139	4,850
Due in ten years	8,175	8,304
Due in twenty years	12,865	13,008

	$67,318	$68,641

The advances from the FHLB had interest rates ranging from 1% to 7% and were collateralized by approximately $398,267,000 in qualifying loans at September 30, 2012 (calculated at June 30, 2012). At June 30, 2012 (calculated at March 31, 2012), the advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $382,000,000 in qualifying loans. The weighted average interest rate was 4.4% at September 30, 2012 and June 30, 2012.

At September 30, 2012, the Bank had net borrowing capacity with the FHLB of $330,949,000.

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

At July 29, 2011, in connection with the loans made by Hilltop and Oak Hill under the credit agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series A (the “Series A Preferred Stock”)) and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock). These Warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the Warrants have a weighted average anti-dilution adjustment in the event the Company issues shares of common stock at less than 90% of the market price of the Company’s common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the Warrants represent approximately 17% of the Company’s common stock as of September 28, 2012 (assuming that each of Hilltop and Oak Hill exercises its Warrant in full).

The Warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of Warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the Warrants. The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them from being deemed to control the Company for purposes of the federal banking laws and regulations specified in the Warrants. No shares of Series A Preferred Stock were issued or outstanding at September 28, 2012 and June 29, 2012 respectively. See additional discussion concerning the Series A Preferred Stock in “Preferred Stock.”

The Warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value. Initial valuation of the Warrants using a binomial valuation model and a closing stock price at July 29, 2011 of $5.45 per share indicated a fair value of $24,136,000. At September 28, 2012 and June 29, 2012, the Warrants were valued at $35,995,000 and $27,810,000, respectively. The change in fair value for the three-months ended September 28, 2012 and September 30, 2011 of $8,185,000 and $171,000, respectively, was recorded as unrealized loss on Warrant valuation, on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The Warrants are classified as Level 3 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments.”

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%. At July 29, 2011, the discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method. For the three-months ended September 28, 2012 and September 30, 2011, the Company recorded $951,000 and $559,000, respectively, in accretion expense on the discount. The resulting long-term debt balance at September 30, 2012 and June 30, 2012 was $80,027,000 and $79,076,000, respectively. For the three-months ended September 28, 2012 and September 30, 2011, interest expense on the loan to Hilltop and Oak Hill was $2,000,000 and $1,356,000, respectively.

At July 29, 2011, legal and accounting fees, printing costs and other expenses associated with the loan and Warrants totaled $2,459,000 and are being amortized on the straight-line method over the term of the loan. For the three-months ended September 28, 2012 and September 30, 2011, interest expense charged to operations was $123,000 and $82,000, respectively.

The Company recorded total interest expense for this obligation for the three-months ended September 28, 2012 and September 30, 2011, on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) of $3,074,000 and $1,997,000, respectively.

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

There were no events of default in the first quarter of fiscal 2013.

INCOME TAXES

Income tax expense (benefit) for the three-month periods ended September 28, 2012 and September 30, 2011 (effective rate of 37.5% and 55.3% in the three-month periods ended September 28, 2012 and September 30, 2011, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal 2013 and 2012) to income (loss) before income tax expense (benefit) and is comprised of the following (in thousands):

	Three-Months Ended
	September 28,	September 30,
	2012	2011
Income tax expense (benefit) at the statutory rate	$(3,161)	$1,293
Tax exempt interest	(246)	(212)
Tax exempt income from company-owned life insurance (“COLI”)	(206)	499
State income taxes, net of federal tax benefit	21	361
Non-deductible meals and entertainment	37	32
Non-deductible compensation	250	374
Reduction of valuation allowance	—	(265)
Other, net	(83)	(38)

	$(3,388)	$2,044

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of September 28, 2012 and June 29, 2012 are presented below (in thousands):

	September 28,	June 29,
	2012	2012
Deferred tax assets:
Employee compensation plans	$9,842	$12,704
Allowance for probable loan losses	6,564	7,131
Bad debt reserve	2,173	2,078
Deferred rent	1,608	1,608
Deferred income on loans	634	582
Investment in unconsolidated ventures	915	915
Long-term debt	4,113	1,262
State taxes	1,017	1,152
Other	566	645

Gross deferred tax assets	27,432	28,077

	September 28,	June 29,
	2012	2012
Valuation allowance	$(872)	$(872)

Net deferred tax asset	26,560	27,205

Deferred tax liabilities:
Securities available for sale	$(2,695)	$(1,462)
Extraordinary gain related to the M.L. Stern & Co., LLC acquisition	(238)	(239)
Fixed assets, net	(695)	(668)
REO	(210)	(387)
Investment in unconsolidated ventures	(661)	(742)
Other	(52)	(56)

Total gross deferred tax liabilities	(4,551)	(3,554)

Net deferred tax assets – included in other assets on the Consolidated Statements of Financial Condition	$22,009	$23,651

At September 28, 2012, the Company’s deferred tax assets included $915,000 and $6,564,000 related to capital losses from investments in various partnership assets and the allowance for probable loan losses at the Bank, respectively. At June 29, 2012, the balances for these deferred tax assets were $915,000 and $7,131,000, respectively. To use the deferred tax asset related to the capital losses from investments, the Company must generate sufficient capital gain income within the carry-back and carry-forward period available under the tax law. As of September 28, 2012, the Company did not believe it was more likely than not that it would generate sufficient capital gain income to offset all of its capital losses. Accordingly, the Company has an $872,000 valuation allowance to reflect the amount of the deferred tax assets that it believes is more likely than not to not be recognized. This valuation allowance was unchanged from June 29, 2012. For the deferred tax asset related to the allowance for probable loan losses at the Bank, management believes it is more likely than not that the Company will realize this deferred tax asset due to the Company’s strong earnings history and management’s belief that the loss that created the deferred asset was an aberration rather than a continuing condition. In addition, management considered its expectation that the Company’s other subsidiaries will be profitable and generate future taxable income at the consolidated level. However, the amount of deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced.

At September 28, 2012, the Company had approximately $1,134,000 of unrecognized tax benefits. The Company’s net liability for unrecognized tax benefits increased $9,000 from June 29, 2012 to September 28, 2012 primarily due to increases related to tax positions taken on previously filed returns. While the Company expects that the net liability for uncertain tax positions will change during the next 12 months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $300,000, net of federal benefit, as of September 28, 2012 and $280,000, net of federal benefit, as of June 29, 2012. For the three-months ended September 28, 2012 and September 30, 2011, the Company recognized approximately $20,000 and $31,000, net of federal benefit, respectively, in interest and penalties in income tax expense. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $834,000 as of September 28, 2012 and $845,000 as of June 29, 2012.

With limited exception, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2008. Two state agencies have begun examinations for the Company’s tax years ended December 31, 2008 through 2010. One state examination concluded in June 2012 with no material adjustments. The examination of the Company’s federal tax returns for 2008-2010 is expected to continue until early 2013.

REGULATORY CAPITAL REQUIREMENTS

Brokerage.

At September 28, 2012 and June 29, 2012, the net capital position of Southwest Securities was as follows (in thousands):

	September 28, 2012	June 29, 2012
Net capital	$143,056	$150,328
Less: required net capital	6,449	6,693

Excess net capital	$136,607	$143,635

Net capital as a percent of aggregate debit items	44.4%	44.9%

Net capital in excess of 5% aggregate debit items	$126,934	$133,595

At September 28, 2012 and June 29, 2012, the net capital position of SWS Financial was as follows (in thousands):

	September 28, 2012	June 29, 2012
Net capital	$741	$651
Less: required net capital	250	250

Excess net capital	$491	$401

For more information, see the discussion in Note 18, Regulatory Capital Requirements in the Fiscal 2012 Form 10-K.

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

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulation”) and the Office of Thrift Supervision (the “OTS”) issued the Order, which is now administered by the OCC. At September 30, 2012, as a result of the issuance of the Order, the Bank was deemed to be “adequately capitalized” as the Bank no longer met the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios met or exceeded all applicable requirements under federal law to be defined as a well-capitalized institution. See additional discussion in “Cease and Desist Order with the Office of the Comptroller of the Currency.” As of September 30, 2012, the Bank’s total risk-based capital ratio was 19.2%, resulting in $66,409,000 in excess capital over the Order’s total risk-based capital requirement of $110,194,000. The Bank’s Tier I risk-based capital ratio was 18.0% and its Tier I (core) capital ratio was 12.7%, resulting in $61,343,000 in excess capital over the Order’s Tier I (core) capital requirement of $103,665,000. As of June 30, 2012, the Bank’s total risk-based capital ratio was 19.2%, resulting in $65,828,000 in excess capital over the Order’s total risk-based capital requirement of $110,001,000. The Bank’s Tier I risk-based capital ratio was 17.9% and its

Tier I (core) capital ratio was 12.6%, resulting in $60,055,000 in excess capital over the Order’s Tier I (core) capital requirement of $104,180,000. The ratios set forth below include the $20,000,000 capital contribution made to the Bank by SWS Group in December 2011. See additional discussion in “Restricted Cash and Cash Equivalents.”

The Bank’s capital amounts and ratios at September 30, 2012 and June 30, 2012 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Order’s Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total risk-based capital	$176,603	19.2%	$73,463	8.0%	$91,828	10.0%	$110,194	12.0%
Tier I risk-based capital	165,008	18.0	36,731	4.0	55,097	6.0	73,463	8.0
Tier I (core) capital	165,008	12.7	51,832	4.0	64,791	5.0	103,665	8.0
June 30, 2012
Total risk-based capital	$175,829	19.2%	$73,334	8.0%	$91,667	10.0%	$110,001	12.0%
Tier I risk-based capital	164,235	17.9	36,677	4.0	55,000	6.0	73,334	8.0
Tier I (core) capital	164,235	12.6	52,090	4.0	65,112	5.0	104,180	8.0

EMPLOYEE BENEFITS

Restricted Stock Plan. During the first three-months of fiscal 2013 and 2012, no restricted stock grants were approved by SWS Group’s Board of Directors. For the three-months ended September 28, 2012, SWS recognized compensation expense related to restricted stock grants of approximately $342,000. For the three-months ended September 30, 2011, SWS recognized compensation expense related to restricted stock grants of approximately $220,000.

At September 28, 2012, the total number of shares outstanding under the SWS Group, Inc. 2003 Restricted Stock Plan (“Restricted Stock Plan”) was 373,163 and the total number of shares available for future grants was 24,682.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases common stock under a plan approved by the Board of Directors. Currently, SWS is authorized to repurchase 500,000 shares of common stock from time to time in the open market, expiring February 28, 2013. During the three-months ended September 28, 2012 and September 30, 2011, SWS Group did not repurchase any shares of common stock under this plan. The Company does not currently intend to repurchase any shares of common stock under this plan and would be required to obtain Hilltop, Oak Hill and regulatory approval to repurchase shares under this plan.

Additionally, the trustee under the deferred compensation plan periodically purchases shares of common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. During the three-months ended September 28, 2012, the plan purchased 20,675 shares of common stock at a cost of approximately $121,000, or $5.86 per share. During the three-months ended September 30, 2011, no shares of common stock were purchased. The plan distributed 6,795 shares to participants in the three-months ended September 28, 2012. The plan did not distribute any shares to participants in the three-months ended September 30, 2011.

Upon vesting of the shares granted under the Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. During the three-months ended September 28, 2012, the Company repurchased 4,647 shares of common stock with a market value of approximately $27,000, or an average price of $5.78 per share, in connection with income tax withholding obligations arising from vesting of restricted stock grants. During the three-months ended September 30, 2011, the Company repurchased 8,463 shares of common stock with a market value of approximately $36,000, or an average of $4.29 per share, in connection with income tax withholding obligations arising from vesting of restricted stock grants.

PREFERRED STOCK

On March 17, 2011, in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred Stock, par value $1.00 per share. The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares were issued or outstanding at September 28, 2012 and June 29, 2012. If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding. The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. See additional discussion concerning the Series A Preferred Stock in “Debt Issued with Stock Purchase Warrants.”

INTEREST INCOME AND INTEREST EXPENSE

For the three-months ended September 28, 2012 and September 30, 2011 and, for the Bank, for the three-months ended September 30, 2012 and 2011, the components of interest income and expense were as follows (in thousands):

	September 28,	September 30,
	2012	2011
Interest income:
Customer margin accounts	$2,140	$2,258
Assets segregated for regulatory purposes	28	59
Stock borrowed	9,994	14,778
Loans	10,807	13,515
Bank investments	1,657	493
Other	1,999	2,558

	$26,625	$33,661

	September 28,	September 30,
	2012	2011
Interest expense:
Customer funds on deposit	$55	$90
Stock loaned	7,508	11,622
Deposits	147	261
FHLB	750	1,073
Long-term debt	3,074	1,997
Other	781	815

	12,315	15,858

Total net interest revenue	$14,310	$17,803

EARNINGS (LOSS) PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computation for the three-months ended September 28, 2012 and September 30, 2011 (in thousands, except share and per share amounts):

	Three-Months Ended
	September 28, 2012	September 30, 2011
Net income (loss)	$(5,644)	$1,652

Weighted average shares outstanding – basic	32,801,381	32,506,613
Effect of dilutive securities	—	—

Weighted average shares outstanding – diluted	32,801,381	32,506,613

Income (loss) per share – basic
Net income (loss)	$(0.17)	$0.05

Income (loss) per share – diluted
Net income (loss)	$(0.17)	$0.05

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

As of September 28, 2012 and September 30, 2011, warrants to acquire 17,391,304 shares of common stock were not included in the calculation of diluted EPS because they were anti-dilutive.

At September 30, 2011, options to acquire 111,000 shares of common stock were outstanding under SWS’s stock option plan. As of September 30, 2011, options to acquire 53,282 shares of common stock were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS. As all options to acquire shares of common stock expired on August 22, 2012, there was no effect on the calculation of diluted weighted average shares outstanding or diluted EPS in the first quarter of fiscal 2013.

The Company did not declare a dividend during the three-months ended September 28, 2012 or September 30, 2011, respectively.

On a quarterly basis, the Board of Directors will determine whether the Company will pay a cash dividend. The payment and rate of dividends on the Company’s common stock is subject to several factors including limitations imposed by the terms of the Credit Agreement with Hilltop and Oak Hill, regulatory approval, operating results, the Company’s financial requirements, and the availability of funds from the Company’s subsidiaries, including the broker/dealer subsidiaries, which may be subject to restrictions under the net capital rules of the SEC and FINRA, and the Bank, which may be subject to restrictions by federal banking agencies and the Order. Specifically, the Credit Agreement with Hilltop and Oak Hill limits the Company’s quarterly cash dividend to $0.01 per share and only so long as the Company is not in default of any terms of the Credit Agreement. The Company currently intends to retain earnings to fund growth and does not plan to pay dividends on its common stock in the near future.

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

Clearing and institutional brokerage services are offered exclusively through Southwest Securities. The Bank and its subsidiary comprise the banking segment. Retail brokerage services are offered through Southwest Securities (the Private Client Group and the Investment Management Group department), SWS Insurance, and SWS Financial (which contracts with independent representatives for the administration of their securities business).

SWS’ segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how the Company manages its resources and assesses its performance. Management assesses performance based primarily on income before income taxes and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’ business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in Note 1, Significant Accounting Policies, to the Company’s audited consolidated financial statements contained in the Fiscal 2012 Form 10-K;

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

The following table presents the Company’s operations by the segments outlined above for the three-months ended September 28, 2012 and September 30, 2011:

UNAUDITED FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended September 28, 2012

Operating revenue	$3,263	$27,197	$29,712	$66	$(439)	$59,799
Net intersegment revenues	(187)	202	111	896	(1,022)	—
Net interest revenue	1,695	869	3,183	11,567	(3,004)	14,310
Net revenues	4,958	28,066	32,895	11,633	(3,443)	74,109
Operating expenses	4,763	27,747	22,970	10,352	17,309	83,141
Depreciation and amortization	17	219	101	431	624	1,392
Income (loss) before taxes	195	319	9,925	1,281	(20,752)	(9,032)
Assets(*)	291,302	212,641	1,469,516	1,301,437	74,421	3,349,317

Three-months ended September 30, 2011

Operating revenue	$3,349	$28,112	$28,881	$347	$(1,753)	$58,936
Net intersegment revenues	(213)	220	94	936	(1,037)	—
Net interest revenue	1,617	1,098	4,391	12,674	(1,977)	17,803
Net revenues	4,966	29,210	33,272	13,021	(3,730)	76,739
Operating expenses	5,042	27,931	23,112	10,273	6,685	73,043
Depreciation and amortization	23	222	126	533	602	1,506
Income (loss) before taxes	(76)	1,279	10,160	2,748	(10,415)	3,696
Assets(*)	330,237	241,530	1,985,467	1,329,353	136,964	4,023,551

(*)	Assets are reconciled to total assets as presented in the September 28, 2012 and September 30, 2011 Consolidated Statements of Financial Condition as follows (in thousands):

	September 28, 2012	September 30, 2011
Amount as presented above	$3,349,317	$4,023,551
Reconciling items:
Unallocated assets:
Cash	10,422	9,982
Receivables from brokers, dealers and clearing organizations	49,402	49,360
Receivable from clients, net of allowances	21,487	34,419
Other assets	19,524	33,476
Unallocated eliminations	(4,952)	(17,648)

Total assets	$3,445,200	$4,133,140

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

The lawsuits are in the discovery stage and the ultimate amount of liability associated with this claim cannot currently be determined. However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred. At September 28, 2012 and June 29, 2012, the Company had a liability recorded of approximately $1,000,000 related to this matter.

Contingency. In February 2011, a limited partnership venture capital fund in which the Company invested received a proposed assessment of transferee liability from the IRS for the tax period ended December 31, 2005. The proposed assessment is approximately $8,000,000, not including penalties of approximately $3,000,000. The Company would be responsible for $1,870,000 of the proposed assessment including penalties based on its partnership interest. Interest is also accruing on this proposed assessment. The matter relates to certain transactions that occurred during 2005 concerning one of the limited partnership venture capital fund’s subsidiaries. The limited partnership venture capital fund engaged tax counsel and filed a Letter of Protest with the IRS in April 2011. Management of the limited partnership venture capital fund believes that the ultimate outcome will be favorable; however, the limited partnership venture capital fund can give no assurance that it will prevail.

Venture Capital Funds. The Bank has committed to invest $5,000,000 in two limited partnership equity funds. As of September 30, 2012, the Bank had invested $2,400,000 of its commitment. Also, in April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA. The Bank has committed to invest $3,000,000 in the fund. As of September 30, 2012, no contributions have been made by the Bank to this fund. These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limits the Bank to a 3% ownership interest in any private equity fund and the federal agencies that will enforce the rule guaranteed that it will become effective July 21, 2014. Thereafter, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010. Also, funds that are “designed primarily to promote the public welfare” are not subject to the rule as proposed. The Bank’s ownership percentage in one of the limited partnership equity funds and the private investment fund are greater than 3% and would qualify as illiquid funds. In addition, these investments may qualify as “designed primarily to promote the public welfare” as the Bank invests in these funds as a cost effective way of meeting its obligations under the CRA. The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.

Underwriting. Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. At September 28, 2012, the Company had $162,500 in total potential liabilities due under outstanding underwriting arrangements.

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

As of September 30, 2012, the Bank had issued stand-by letters of credit in the amount of $413,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

Subject to the operating limitations in the Order, in the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of September 30, 2012, the Bank had commitments of $20,313,000 relating to revolving lines of credit and unfunded commitments. In addition, as of September 30, 2012, the Bank had unfunded new loans in the amount of $10,284,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire unused, the Bank’s total commitments do not necessarily represent its future cash requirements. The Bank evaluates the customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank did not incur any significant losses on its commitments in the first three months of fiscal 2013. In addition, management does not believe that the Bank will incur material losses as a result of the commitments existing at September 30, 2012.

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

AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank. These funds are FDIC insured up to $250,000. These funds are considered core deposits and are the primary funding source for the Bank. The Bank’s total core deposits were $1,059,362,000 and $1,062,491,000 at September 30, 2012 and June 30, 2012, respectively. At September 30, 2012 and June 30, 2012, clients of Southwest Securities had invested $930,920,000 and $930,741,000, respectively, in Bank Insured Deposits.

At June 30, 2010, two directors together with certain members of their families, owned approximately 64% of a holding company that owned a local bank. The Bank sold this local bank loan participations with outstanding balances of $1,404,000, which were collateralized by foreclosed property at September 30, 2012 and June 30, 2012, respectively. Pursuant to participation agreements with the local bank, the Bank paid no interest and fees to the local bank for the three-months ended September 30, 2012 and $24,000 for the three-months ended September 30, 2011. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks. Affiliate transactions are subject to limitations specified in the Order. See “Cease and Desist Order with the Office of the Comptroller of the Currency” for additional information.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s fair value policies are discussed in Note 1 (y), Fair Value of Financial Instruments of the Fiscal 2012 Form 10-K.

Recurring Fair Value Measurements.

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities owned, at fair value”, “Securities available for sale,” “Securities sold, not yet purchased, at fair value” and “Warrants” which were measured at fair value on a recurring basis at September 28, 2012 and June 29, 2012 and for the Bank at September 30, 2012 and June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
September 2012
ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$10,062	$—	$—	$10,062

	$10,062	$—	$—	$10,062

Securities owned, at fair value
Corporate equity securities	$697	$—	$675	$1,372
Municipal obligations	—	79,706	20,304	100,010
U.S. government and government agency obligations	3,507	27,213	—	30,720
Corporate obligations	—	90,326	—	90,326
Other	692	42,442	—	43,134

	$4,896	$239,687	$20,979	$265,562

Securities available for sale
USHS common stock	$4,454	$—	$—	$4,454
Westwood common stock	144	—	—	144
U.S. government and government agency obligations	—	338,959	—	338,959
Municipal obligations	—	13,156	—	13,156

	$4,598	$352,115	$—	$356,713

LIABILITIES

Securities sold, not yet purchased, at fair value
Corporate equity securities	$19	$—	$—	$19
U.S. government and government agency obligations	41,135	167	—	41,302
Corporate obligations	—	35,583	—	35,583
Other	—	142	—	142

	$41,154	$35,892	$—	$77,046

Warrants
Warrants	$—	$—	$35,995	$35,995

	$—	$—	$35,995	$35,995

Net assets (liabilities)	$(21,598)	$555,910	$(15,016)	$519,296

(in thousands)	Level 1	Level 2	Level 3	Total
June 2012
ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$10,114	$—	$—	$10,114

	$10,114	$—	$—	$10,114

Securities owned, at fair value
Corporate equity securities	$637	$—	$675	$1,312
Municipal obligations	—	96,862	21,006	117,868
U.S. government and government agency obligations	6,577	34,752	—	41,329
Corporate obligations	—	59,092	—	59,092
Other	691	10,859	—	11,550

	$7,905	$201,565	$21,681	$231,151

Securities available for sale
USHS stock	$3,625	$—	$—	$3,625
Westwood stock	157	—	—	157
U.S. government and government agency obligations	—	301,071	—	301,071
Municipal obligations	—	2,936	—	2,936

	$3,782	$304,007	$—	$307,789

LIABILITIES

Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$16,825	$13,637	$—	$30,462
Corporate obligations	—	39,348	—	39,348
Other	—	345	—	345

	$16,825	$53,330	$—	$70,155

Warrants
Warrants	$—	$—	$27,810	$27,810

	$—	$—	$27,810	$27,810

Net assets (liabilities)	$4,976	$452,242	$(6,129)	$451,089

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Corporate Equity Securities	Municipal Obligations	Warrants	Total
Ending balance at June 29, 2012	$675	$21,006	$(27,810)	$(6,129)
Realized loss from write-down in fair value of auction rate securities	—	(702)	—	(702)
Increase in Warrants valuation (unrealized loss)	—	—	(8,185)	(8,185)

Ending balance at September 28, 2012	$675	$20,304	$(35,995)	$(15,016)

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels. During three-months ended September 28, 2012, there were no transfers between levels.

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in net gains on principal transactions on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Changes in unrealized gain (loss) for the Warrants are presented in unrealized (gain) loss on Warrants valuation on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The total realized loss included in earnings related to assets and liabilities still held for the three-months ended September 28, 2012 was $702,000. The total unrealized loss included in earnings related to assets and liabilities still held for the three-months ended September 28, 2012 was $8,185,000. The total unrealized loss included in earnings related to assets and liabilities still held for the three-month period ended September 30, 2011 was $171,000.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of September 28, 2012 (dollars in thousands):

Asset/ Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Securities owned, at fair value

Corporate equity securities – auction rate preferred	$675	Analysis of comparable securities	N/A	N/A
Municipal obligations – auction rate bonds	20,304	Discounted Cash Flow	Holding Period	one to five years (3 years)
Warrants
Stock purchase warrants	35,995	Binomial Model	Derived Volatility	56% - 70% (56%)

At September 28, 2012, the Company held 27 auction rate preferred securities that, based on observed values of comparable securities, were valued at their par value of $675,000. Since June 2010, the Company has held up to $1,800,000 in Level 3 auction rate preferred securities, of which $1,200,000 million have been redeemed at par. The remaining $675,000 of auction rate preferred securities are similar to those that were previously redeemed, and the Company anticipates that the remaining securities will also be redeemed at par. While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted. To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

The Company holds one municipal auction rate bond valued at $20,304,000 at September 28, 2012. This security matures in 2032 and pays interest on a weekly basis that is indexed to a variable short term interest rate. The Company performs a discounted cash flow analysis quarterly to value this bond. This analysis considers the coupon in light of market yields on similar municipal securities. A probability weighted matrix is used to determine what the theoretical value of this security would be if it were redeemed at par in one to five years. In addition, the Company reviews recent market activity in similar securities. The final valuation is derived by applying a weight to the discounted cash flow valuation and observed market values. In the future, there could be further reduction in the valuation of the bond if the spread widens between the coupon paid on the bond and the required market yield, there are changes in observed discounts due to market transactions or there are extensions in the estimated holding period.

The Warrants are valued quarterly using a binomial model that considers the following variables: price and volatility of the Company’s stock, treasury yield, annual dividend and the remaining life of the Warrants. The derived volatility estimate considers both the historical and implied forward volatility of the Company’s common stock. The primary drivers of value of the Warrants are the price and volatility of the Company’s common stock. As the volatility and/or stock price increase, the value of the Warrants increase as well. The movement of these two variables will amplify or offset one another depending on the direction and velocity of their movements. In addition, the Warrants will lose time value as they near their contractual expiration date.

Non-Recurring Fair Value Measurements.

Certain financial and non-financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement only in certain circumstances; for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied.

The following tables summarize by level within the fair value hierarchy the Company’s financial and non-financial instruments which were measured at fair value on a non-recurring basis at September 30, 2012 and June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
September 2012
Impaired loans (1)	$—	$—	$38,317	$38,317
REO	—	—	32,488	32,488

	$—	$—	$70,805	$70,805

June 2012
Impaired loans (1)	$—	$—	$32,553	$32,553
REO	—	—	32,257	32,257

	$—	$—	$64,810	$64,810

(1)	Includes certain impaired loans measured at fair value through the allocation of specific valuation allowances or principal charge-offs.

Other Fair Value Disclosures.

The Company’s fair value policies for instruments measured at fair value in accordance with the disclosure requirements of Accounting Standards Codification (“ASC”) 820-Fair Value Measurements and Disclosures are discussed in Note 1 (y), Fair Value of Financial Instruments—Other Fair Value Disclosures of the Fiscal 2012 Form 10-K.

The recorded amounts, fair value and level of the fair value hierarchy of the Company’s financial instruments at September 28, 2012 and June 29, 2012 and for the Bank at September 30, 2012 and June 30, 2012 were as follows (in thousands):

		September		June
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$71,153	$71,153	$81,826	$81,826
Restricted cash and cash equivalents	1	30,045	30,045	30,044	30,044
Securities held to maturity:
GNMA securities	2	23,880	24,785	25,904	26,818
Loans, net:
Purchased mortgage loans held for investment	3	329,251	328,527	294,341	294,877
Other loans held for investment	3	467,327	490,693	539,299	620,121

		September		June
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial liabilities:
Short-term borrowings	1	$126,500	$126,500	$67,500	$67,500
Deposits:
Deposits with no stated maturity	2	1,023,933	1,023,933	1,025,133	1,025,133
Time deposits	2	35,317	35,716	37,100	37,613
Advances from the FHLB	2	67,318	67,352	68,641	80,184
Long-term debt	3	80,027	88,141	79,076	81,345

CEASE AND DESIST ORDER WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY

On February 4, 2011 (the “Effective Date”), the Board of Directors of the Bank signed the Stipulation consenting to and agreeing to the issuance by the OTS of the Order without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank. The description of the Order and the corresponding Stipulation set forth in this section or elsewhere in this section or elsewhere in this filing is qualified in its entirety by reference to the Order and Stipulation, copies of which were filed as exhibits to the Company’s Form10-Q for the quarter ended December 31, 2010, which was filed with the SEC on February 9, 2011. On July 21, 2011, the authority to enforce the terms of the Order was transferred to the OCC. On March 16, 2012, the Bank was notified by the OCC that the OCC will allow relief from certain operating and growth restrictions required under the Order. The OCC stated that it has no supervisory objection to any future extensions of Small Business Administration program 504 loans, commercial real estate owner-occupied loans or mechanic’s lien residential 1-4 family construction loans. The OCC also stated that it has no supervisory objection to a future conservative growth plan for the Bank’s balance sheet provided that the Bank maintains capital ratios above the requirements of the Order and concentration levels within policy guidelines. As of September 30, 2012, the provisions of the Order as described in Note 29 of the Fiscal 2012 Form 10-K have not changed. As of September 30, 2012, the Bank was in compliance with the terms of the Order and the Order will remain in effect until terminated, modified or suspended in writing by the OCC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking. For the three-months ended September 28, 2012, 85% of our total revenues were generated by our full-service brokerage business and 15% of our total revenues were generated by our commercial banking business. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See Forward-Looking Statements and Risk Factors in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 7, 2012 (the “Fiscal 2012 Form 10-K”).

We operate through four segments grouped primarily by products, services and customer base: clearing, retail, institutional and banking.

Clearing. We provide clearing and execution services for other broker/dealers (predominantly on a fully disclosed basis). Our clientele includes general securities broker/dealers and firms specializing in high volume trading. We currently support a wide range of clearing clients, including discount and full-service brokerage firms, direct access firms, registered investment advisers and institutional firms. In addition to clearing trades, we tailor our services to meet the specific business needs of our clearing correspondents (“correspondents”) and offer such products and services as recordkeeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities.

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

Banking. We offer traditional banking products and services. We specialize in two primary areas, business banking and mortgage purchase. Our focus in business banking includes commercial and industrial lending along with small business lending. We originate the majority of our loans internally, and we believe this business model helps us build more valuable relationships with our customers. Our mortgage purchase division purchases participations and sub-participations in newly originated residential loans from various mortgage bankers nationwide.

Southwest Securities, FSB (the “Bank”) earns substantially all of its net revenues on the spread between the rates charged to customers on loans and the rates paid to depositors. Our banking operations are currently restricted by and subject to the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”) originally issued by the Office of Thrift Supervision and now administered by the Office of the Comptroller of the Currency (the “OCC”). On March 16, 2012, the Bank was notified in a letter from the OCC that the OCC will allow relief from certain operating and growth restrictions required under the Order. Specifically, the OCC currently has no supervisory objection to any future extensions of Small Business Administration program 504 loans, commercial real estate owner-occupied loans, or mechanics lien residential 1-4 family construction loans so long as, prior to funding, the Bank’s Board of Directors or a designated committee of the Bank approves and certifies that it complies with internal policies, accounting principles generally accepted in the United States (“GAAP”), regulatory guidance, and safe and sound association practices. In addition, the OCC currently has no supervisory objection to a future conservative growth plan for the Bank’s balance sheet so long as the Bank maintains capital ratios above the requirements of the Order and concentration levels within policy guidelines.

The “other” category includes SWS Group, Inc. (“SWS Group”), corporate administration and SWS Capital Corporation, which is a dormant entity. SWS Group is a holding company that owns various investments, including common stock of U.S. Home Systems, Inc. (“USHS”).

Loan from Hilltop and Oak Hill

In March 2011, we entered into a Funding Agreement (the “Funding Agreement”) with Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”). On July 29, 2011, after receipt of stockholder and regulatory approval, we completed the following transactions contemplated by the Funding Agreement:

•	entered into a $100.0 million, five year, unsecured loan with an 8% interest rate from Hilltop and Oak Hill under the terms of a credit agreement;

•

issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant (assuming each exercises its warrant in full); and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to our Board of Directors for so long as each owns 9.9% or more of all of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding common stock. Mr. Gerald J. Ford and Mr. J. Taylor Crandall have been appointed and elected as directors of SWS Group pursuant to this right.

We entered into this transaction to ensure that the Bank would maintain adequate capital ratios under the Order and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report for additional discussion on the loan from Hilltop and Oak Hill.

The funds received from Hilltop and Oak Hill upon completion of the transaction were recorded on our Consolidated Statements of Financial Condition as restricted cash. We are required to keep these funds in a restricted account until our Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to our subsidiaries. Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20.0 million of this cash to the Bank as capital in December 2011, loaned $20.0 million to Southwest Securities, Inc. (“Southwest Securities”) in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of the company’s day-to-day cash management needs, paid $20.0 million toward its intercompany payable to Southwest Securities and contributed $10.0 million in capital to Southwest Securities in the fourth quarter of fiscal 2012. The remaining $30.0 million remains in a restricted account at SWS Group to be used for general corporate purposes, subject to approval by the Board of Directors, Hilltop and Oak Hill.

Business Environment

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy and financial market activity. Overall market conditions are a product of many factors which are beyond our control and can be unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors including the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume and value of trading in securities, the value of our customers’ assets under management, the demand for loans and the value of real estate in our markets.

As of September 28, 2012, all equity market indices were up versus a year ago with the Dow Jones Industrial Average (the “DJIA”) up 23.1%, the NASDAQ Composite Index (NASDAQ) up 29.0% and the Standards & Poor’s 500 Index (S&P 500) up 27.3%. The DJIA closed at 13,437.13 on September 28, 2012, up from 10,913.38 at September 30, 2011 and 12,880.09 at June 29, 2012. While the indexes showed improvement and reached closing prices that haven’t been reached since 2008, the average daily volume on the New York Stock Exchange (NYSE) decreased 36% during the three-months ended September 28, 2012 compared to the same period of our prior fiscal year. The continuing uncertainty in the economic environment domestically and in Europe, as well as continued high unemployment, contributed to uncertainty and volatility during the three-months ended September 28, 2012.

Economic and regulatory uncertainty created a challenging operating environment for us during the three-months ended September 28, 2012. The national unemployment rate, which was approximately 7.8% at the end of September 2012, was down from a high of 10.0% at the end of December 2009, and 8.2% at the end of June 2012, but remains at historically high levels. The Federal Reserve Board reduced the federal funds target rate to 0 - 0.25% in December 2008 and announced in January 2012 and reemphasized in its August 2012 meeting that rates were unlikely to increase at least through mid-2015.

The disruptions and developments in the world economy and the credit markets over the past three years also resulted in a range of actions by U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a long recession in the world economy. For more details regarding some of the actions taken by U.S. and foreign governments, see the discussion under the caption Item 1. Business-Regulation contained in the Fiscal 2012 Form 10-K.

Unemployment and tight credit markets continue to create a fragile economic environment. As indicated by the August 2011 downgrade of the United States’ credit rating and the June 2012 Moody’s Investor Services downgrade of the 15 largest U.S. financial institutions including Bank of America Corp., Citigroup Inc., The Goldman Sachs Group, Inc., and JP Morgan Chase & Co., global equity markets have been volatile primarily due to ongoing debt problems in Europe.

In addition, Texas experienced distress in residential and commercial real estate values as well as elevated unemployment rates since the last calendar quarter of 2010. These factors, while improving, have had, and will continue to have, a negative impact on our banking and brokerage operations.

Impact of Economic Environment

Brokerage. Volatility in the U.S. credit and mortgage markets, low interest rates and reduced volume in the U.S. stock markets continue to have an adverse impact on several aspects of our brokerage business, including depressed net interest margins, reduced liquidity and lower trading volumes.

Exposure to European Sovereign Debt

We have no direct exposure to European sovereign debt or to European banks. However, we do participate in securities lending with U.S. subsidiaries of several European banks. Receivables from securities lending are secured by collateral equal to 102% of the market value of the securities, and the collateral is adjusted daily to maintain the 102% margin.

Net Interest Margins

Historically, the profitability of the brokerage business has been primarily dependent upon net interest income. We earn net interest income on the spread between the rates earned and paid on customer and correspondent balances as well as from our securities lending business. With interest rates at historically low levels, the spread we are able to earn has been reduced, primarily from the extremely low yields on our portfolio of assets segregated for regulatory purposes. Additionally, the spread in our securities lending business has declined. Lastly, because the yields on money market funds have declined significantly, revenue sharing arrangements with our primary money market fund providers have been substantially reduced. We do not expect any significant changes in these dynamics until short-term interest rates rise.

We have taken actions to mitigate the impact of the margin contraction by renegotiating arrangements with our clearing customers, changing the mix of our assets segregated for regulatory purposes and developing new business in our securities lending portfolio. Despite these actions, profits from net interest income remain below historical levels.

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. All but $45.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced any reductions in our uncommitted borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity and risk in the marketplace. These actions include reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. Should our lenders take any actions that could negatively impact the terms of our lending arrangements, the cost of conducting our business will increase and our volume of business could be limited.

The volatility in the U.S. stock markets has also impacted our liquidity through increased margin requirements at our clearing houses. These margin requirements are determined by the clearing houses through a combination of risk formulas that are periodically adjusted to reflect perceived risk in the market. To the extent we are required to post cash or other collateral to meet these requirements, we will have less liquidity to finance our other businesses.

Valuation of Securities

We trade mortgage, asset-backed and other types of fixed income securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. We price these securities using a third-party pricing service, and we review the prices monthly to ensure reasonable valuations. At September 28, 2012, we held mortgage and asset-backed securities of approximately $33.0 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.

Investment in Auction Rate Securities

At September 28, 2012, we held $20.3 million of auction rate municipal bonds which represented one security and 20.3% of our municipal portfolio. This security is an investment grade credit, was valued at 92.5% of par as of September 28, 2012 and was yielding less than 1% per year for the three-months ended September 28, 2012. We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance its debt when London Interbank Offered Rates (LIBOR) rise, there can be no certainty that this refinancing will occur. We review this position on a quarterly basis and believe valuation of this bond at 92.5% of par at September 28, 2012 reflects an appropriate discount for the current lack of liquidity in this investment.

Bank. Shortly after closing the Hilltop and Oak Hill transaction, we contributed $20.0 million in capital to the Bank and filed a revised capital plan with the Bank’s regulator. We believe the $20 million capital contribution and access to additional capital from SWS Group provides the Bank with a sound foundation for future earnings, as well as the flexibility to accelerate the reduction of classified assets.

The Bank has maintained compliance with the terms of the Order since it was issued on February 4, 2011. The diligent efforts by the Bank’s Board of Directors, management and employees to adhere to the terms of the Order and plans filed with our regulators have resulted in substantial improvements in credit quality, loan concentration levels and capital ratios. As a result, on March 16, 2012, the Bank was notified in a letter from the OCC that the OCC will allow relief from certain operating and growth restrictions required under the Order. See “Cease and Desist Order with the Office of the Comptroller of the Currency” in the Notes to the Consolidated Financial Statements contained in this report and discussion above under “Overview” regarding the OCC’s grant of relief from certain operating and growth restrictions required under the Order.

The Bank continued to reduce classified assets in the September 2012 quarter. Classified assets were $100.7 million at September 30, 2012, down from $110.7 million at June 30, 2012 and $206.7 million at September 30, 2011. Classified assets as a percentage of total capital plus the allowance for loan losses was 52.7% at September 30, 2012, 58.0% at June 30, 2012 and 111.0% at September 30, 2011. Non-performing assets (a subset of classified assets) decreased to $67.8 million at September 30, 2012, down from $72.7 million at June 30, 2012 and $78.3 million at September 30, 2011. Though the Bank continues to work diligently to reduce classified assets and improve performance, the slow pace of economic recovery remains a significant risk. Should the economic environment worsen, improvement in classified assets could slow and additional migration of loans to problem status could increase.

The Bank’s loan loss allowance at September 30, 2012 was $20.9 million, or 4.28% of loans held for investment, excluding purchased mortgage loans held for investment, as compared to $22.4 million, or 3.99% of loans held for investment, at June 30, 2012 and $39.7 million, or 4.90% of loans held for investment, at September 30, 2011.

The Bank’s capital ratios at September 30, 2012 were significantly stronger than those at September 30, 2011 and steady with our June 30, 2012 ratios. The Tier 1 core ratio was 12.7% and the total risk-based capital ratio was 19.2% at September 30, 2012, as compared to 12.6% and 19.2%, respectively, at June 30, 2012 and 10.4% and 15.4%, respectively, at September 30, 2011. With the stability of these capital ratios and the $20.0 million capital contribution from SWS Group, the Bank’s management has focused on diversifying the balance sheet by reducing loan concentrations and building an investment portfolio.

With the relief granted by the OCC in March 2012, the Bank has been actively filling open lending positions in our market areas. New lenders have been added in Houston, Austin, Dallas and Arlington, Texas as well as in Albuquerque, New Mexico. Given the economic environment and the lag in the process of hiring lenders and actual production, the Bank anticipates loan balances to begin a modest growth rate through fiscal 2013. The Bank’s available for sale investment portfolio was $352.1 million and $304.0 million at September 30, 2012 and June 30, 2012, respectively. The Bank also anticipates growth in its mortgage purchase program which continues to perform well despite the current economic environment. Though there is uncertainty in the market, we believe there are also opportunities. With mortgage rates at historical lows, finance and re-finance opportunities are significant for qualified borrowers. At September 30, 2012 and June 30, 2012, the Bank’s mortgage purchase program loan balance was $329.3 million and $294.3 million, respectively. These loans are held for investment on average for 25 days or less, which substantially limits credit risk.

The primary funding source for the Bank’s balance sheet growth are core deposits from Southwest Securities’ brokerage customers. These core deposits provide the Bank with a stable and low cost funding source. At September 30, 2012 and June 30, 2012, the Bank had $930.9 million and $930.7 million, respectively, in funds on deposit from customers of Southwest Securities, representing approximately 87.9% and 87.6%, respectively, of the Bank’s total deposits.

Events and Transactions

A description of the material events and transactions impacting the company’s results of operations in the periods presented are discussed below.

Warrant valuation. The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on the Consolidated Statement of Financial Condition. During the three-months ended September 28, 2012, the value of these warrants increased due to the increase in our stock price from $5.33 at June 29, 2012, to $6.11 at September 28, 2012. The increase in value resulted in an $8.2 million unrealized pre-tax loss for the three-months ended September 28, 2012 compared to a $171,000 unrealized pre-tax loss for the three-months ended September 30, 2011.

Auction rate security. We hold an auction rate municipal bond that has been held at 95.7% of par since fiscal 2010. As a result of a recent trade in a similar security at a value less than par and an increase in volatility, we determined that our security should be written down to a value at 92.5% of par as of September 28, 2012. The result was a write down of $702,000 at September 28, 2012. See additional discussion of our valuation of the auction rate security in “Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Consolidated

Net loss for the three-months ended September 28, 2012 was $5.6 million and net income for the three-months ended September 30, 2011 was $1.7 million. The three-month periods ended September 28, 2012 and September 30, 2011 contained 63 and 68 trading days, respectively.

Southwest Securities was custodian for $30.0 billion and $26.8 billion in total customer assets at September 28, 2012 and September 30, 2011, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three-months ended September 28, 2012 compared to the three-months ended September 30, 2011 (dollars in thousands):

	Three-Months Ended
	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(521)	(20)%
Commissions	(3,316)	(9)
Net interest	(3,493)	(20)
Investment banking, advisory and administrative fees	(82)	(1)
Net gains on principal transactions	3,087	49
Other	1,695	38

	$(2,630)	(3)%

Operating expenses:
Commissions and other employee compensation	$1,101	2%
Occupancy, equipment and computer service costs	(180)	(2)
Communications	300	10
Floor brokerage and clearing organization charges	(50)	(5)
Advertising and promotional	119	22
Unrealized net loss on warrant valuation	8,014	>100
Other	794	11

	$10,098	14%

Pre-tax loss	$(12,728)	>100%

Net revenues decreased $2.6 million for the three-months ended September 28, 2012 as compared to the same period of the prior fiscal year. The largest components of the decrease were in net interest and commissions. The $3.5 million decrease in net interest revenue was due primarily to a 16% decrease in the average loan balance and a 20 basis point decrease in the net yield at the Bank as compared to the same period of the prior fiscal year. Also, interest expense on the loan from Hilltop and Oak Hill reduced net interest revenue by $3.1 million in the three-months ended September 28, 2012 as compared to $2.0 million in the three-months ended September 30, 2011. Additionally, interest revenue in our institutional business decreased $1.2 million due to a 20% decrease in the average stock loan portfolio balances as well as the decreased volume of trades in our taxable fixed income business. The $3.3 million decrease in commission revenue was due primarily to a $1.5 million decrease in our independent registered representatives commission revenue related to the loss of two top producers, a decrease in the number of trading days from 68 days in the first quarter of fiscal 2012 to 63 days in the first quarter of fiscal 2013 and a $1.8 million decrease in taxable fixed income commission revenue as we believe that the uncertainty surrounding political and economic events have reduced client activity. The decreases in net interest revenue and commission revenue were partially offset by an increase in net gains on principal transactions as well as an increase in other revenue. The increase in net gains on principal transactions was primarily due to a $3.9 million increase in trading gains in taxable fixed income partially offset by a decrease in municipal trading revenue of $0.4 million. The increase in other revenue was due to a $2.0 million increase in other revenue from our deferred compensation plan’s investment, partially offset by a decrease in other revenue at the Bank of $0.2 million due to increases in net losses on the sale of real estate owned (“REO”) for the three-months ended September 28, 2012 as compared to the three-months ended September 30, 2011.

Operating expenses increased $10.1 million for the three-months ended September 28, 2012 as compared to the same period of the prior fiscal year. This increase was primarily made up of an $8.0 million increase in the unrealized loss on the warrant valuation for the warrants held by Hilltop and Oak Hill and a $1.1 million increase in commissions and other employee compensation. The increase in commissions and other employee compensation was due to a $2.0 million increase in our liability to participants in the deferred compensation plan and a $0.5 million increase in salary and incentive compensation at the Bank due to increased headcount. These increases were partially offset by a $1.0 million decrease in retail commission expense due to lower production and a $0.6 million decrease in the institutional segment commission expense resulting from decreased segment revenue.

Net Interest Income

We generate net interest income from our brokerage and banking segments. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings from the Federal Home Loan Bank (the “FHLB”). Net interest income from our brokerage, corporate and banking segment were as follows for the three-months ended September 28, 2012 and September 30, 2011 (in thousands):

	Three-Months Ended
	September 28, 2012	September 30, 2011
Brokerage	$5,747	$7,104
Bank(1)	11,567	12,674
SWS Group(2)	(3,004)	(1,975)

Net interest	$14,310	$17,803

(1)	The net interest reported for the Bank is for the periods ended September 30, 2012 and 2011, respectively.
(2)	Consists of interest expense on the loan from Hilltop and Oak Hill.

Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended
	September 28, 2012	September 30, 2011
Daily average interest-earning assets:
Customer margin balances	$236,000	$228,000
Assets segregated for regulatory purposes	192,000	243,000
Stock borrowed	1,475,000	1,830,000

	Three-Months Ended
	September 28, 2012	September 30, 2011
Daily average interest-bearing liabilities:
Customer funds on deposit, including short credits	$331,000	$368,000
Stock loaned	1,442,000	1,813,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense (Benefit)

For the three-months ended September 28, 2012, income tax benefit (effective rate of 37.5%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to income before income tax benefit due to non-deductible compensation offset by tax exempt interest and income from company-owned life insurance. See further discussion regarding reconciliation of the effective tax rate and the federal corporate tax rate in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

We have certain deferred tax assets that were derived from capital losses. To use the deferred tax assets, we must have sufficient capital gain income within the carry-back and carry-forward period available under applicable tax laws. Our deferred tax assets as of September 28, 2012 and September 30, 2011 included $872,000, which reflected the benefit of capital losses associated with our investments in certain partnership assets. We do not believe it is more likely than not that we will generate sufficient capital gain income within the carry-forward period to recognize the benefit of the capital losses. Accordingly, we have an $872,000 valuation allowance to reflect the amount of the deferred tax assets that we believe is more likely than not to not be recognized. See additional discussion in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three-months ended September 28, 2012 as compared to the three-months ended September 30, 2011 (dollars in thousands):

	Three-Months Ended
	September 28, 2012	September 30, 2011	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$4,958	$4,966	$(8)	—%
Retail	28,066	29,210	(1,144)	(4)
Institutional	32,895	33,272	(377)	(1)
Banking(1)	11,633	13,021	(1,388)	(11)
Other	(3,443)	(3,730)	287	8

Total	$74,109	$76,739	$(2,630)	(3)%

Pre-tax income (loss):
Clearing	$195	$(76)	$271	>100%
Retail	319	1,279	(960)	(75)
Institutional	9,925	10,160	(235)	(2)
Banking(1)	1,281	2,748	(1,467)	(53)
Other	(20,752)	(10,415)	(10,337)	(99)

Total	$(9,032)	$3,696	$(12,728)	>(100)%

(1)	The net revenues and pre-tax income reported for the banking segment is for the periods ended September 30, 2012 and 2011, respectively.

Clearing

The following is a summary of the results for the clearing segment for the three-months ended September 28, 2012 as compared to the three-months ended September 30, 2011 (dollars in thousands):

	Three-Months Ended
	September 28, 2012	September 30, 2011	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,139	$2,659	$(520)	(20)%
Net interest	1,695	1,617	78	5
Other	1,124	690	434	63

Net revenues	4,958	4,966	(8)	—
Operating expenses	4,763	5,042	(279)	(6)

Pre-tax income (loss)	$195	$(76)	$271	>100%

Daily average customer margin balance	$106,000	$112,000	$(6,000)	(5)%

Daily average customer funds on deposit	$172,000	$190,000	$(18,000)	(9)%

Total correspondent clearing customer assets under custody were $15.2 billion and $13.5 billion at September 28, 2012 and September 30, 2011, respectively.

The following table reflects the number of client transactions processed for the three-months ended September 28, 2012 and September 30, 2011 and the number of correspondents at the end of each period.

	Three-Months Ended
	September 28, 2012	September 30, 2011
Tickets for high-volume trading firms	92,888	362,594
Tickets for general securities broker/dealers	157,509	198,093

Total tickets	250,397	560,687

Correspondents	150	167

For the three-months ended September 28, 2012 as compared to the three-months ended September 30, 2011, net revenues in the clearing segment remained flat while clearing fee revenue decreased 20%.

The $0.5 million decrease in clearing fee revenue was primarily due to adverse market conditions for existing correspondents in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The remainder of the decrease was due to the decline in net correspondents, driven by broker withdrawals, and a five-day decrease in the number of trading days from 68 trading days in the quarter ended September 30, 2011 to 63 trading days in the quarter ended September 28, 2012. The decrease in clearing fee revenue was partially offset by an increase in other revenue primarily due to an increase in administrative fee income from revenue sharing with money market fund providers.

For the three-months ended September 28, 2012 as compared to the three-months ended September 30, 2011, tickets processed for high-volume trading firms decreased 74% while tickets processed for general securities broker/dealers decreased 20%. Revenue per ticket increased approximately 80% from $4.74 for the three-months ended September 28, 2011 to $8.54 for the three-months ended September 28, 2012. The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.

Operating expenses decreased slightly for the three-months ended September 28, 2012 as compared to the same period last fiscal year primarily due to a decrease in operations and information technology expenses allocated to the segment.

Retail

The following is a summary of the results for the retail segment for the three-months ended September 28, 2012 as compared to the three-months ended September 30, 2011 (dollars in thousands):

	Three-Months Ended
	September 28, 2012	September 30, 2011	% Change
Net revenues:
Private Client Group (“PCG”)
Commissions	$12,495	$12,648	(1)%
Advisory fees	1,650	1,403	18
Insurance products	986	1,551	(36)
Other	106	(46)	>100
Net interest revenue	570	845	(33)

	15,807	16,401	(4)

Independent registered representatives (“SWS Financial”)
Commissions	6,670	8,219	(19)
Advisory fees	908	692	31
Insurance products	2,816	2,200	28
Other	259	239	8
Net interest revenue	299	253	18

	10,952	11,603	(6)

Other
Commissions	110	112	(2)
Advisory fees	778	680	14
Insurance products	368	387	(5)
Other	51	27	89

	1,307	1,206	8

Total	28,066	29,210	(4)
Operating expenses	27,747	27,931	(1)

Pre-tax income	$319	$1,279	(75)%

Daily average customer margin balances	$127,000	$104,000	22%

Daily average customer funds on deposit	$111,000	$84,000	32%

PCG representatives	167	164	2%

SWS Financial representatives	313	304	3%

Net revenues in the retail segment decreased 4% for the three-months ended September 28, 2012 as compared to the same period last fiscal year. This decrease was primarily due to a $1.7 million decrease in commission revenue from September 30, 2011 to September 28, 2012. The decrease in commission revenue was due to the following: (i) a $0.8 million decrease from the loss of two top SWS Financial producers; (ii) a $0.4 million decrease due to PCG representative attrition; (iii) a $0.4 million decrease due to adverse market conditions and (iv) a $0.1 million decrease due to the decrease in the number of trading days from 68 in the first quarter of fiscal 2012 to 63 in the first quarter of fiscal 2013. Total customer assets were $13.8 billion at September 28, 2012 as compared to $12.6 billon at September 30, 2011. Assets under management were $818.0 million at September 28, 2012 as compared to $648.0 million at September 30, 2011.

While operating expenses remained flat for the three-months ended September 28, 2012 as compared to the same period last fiscal year, commission and other employee compensation expense decreased $1.0 million due to lower total production. This decrease was offset by an increase in legal expense of $0.4 million, an increase in licenses and fees of $0.1 million and an increase in operations and information technology expenses allocated to the segment of $0.3 million.

Institutional

The following is a summary of the results for the institutional segment for the three-months ended September 28, 2012 as compared to the three-months ended September 30, 2011 (dollars in thousands):

	Three-Months Ended
	September 28, 2012	September 30, 2011	% Change
Net revenues:
Commissions
Taxable fixed income	$5,989	$7,789	(23)%
Municipal finance	2,812	3,746	(25)
Portfolio trading	4,205	3,080	37

	13,006	14,615	(11)

Investment banking fees
Taxable fixed income	1,625	1,586	2
Municipal finance	4,694	3,960	19
Corporate finance	124	1,827	(93)
Other	19	10	90

	6,462	7,383	(12)

Net gains on principal transactions
Taxable fixed income	5,268	1,370	>100
Municipal finance	4,834	5,281	(8)
Other	(14)	(18)	22

	10,088	6,633	52

Other	156	250	(38)
Net interest revenue
Stock loan	2,486	3,156	(21)
Other	697	1,235	(44)

Net revenues	32,895	33,272	(1)
Operating expenses	22,970	23,112	(1)

Pre-tax income	$9,925	$10,160	(2)%

Taxable fixed income representatives	32	32	—%

Municipal finance representatives	24	24	—%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the three-months ended September 28, 2012 as compared to the three-months ended September 30, 2011 were as follows (in thousands):

	Three-Months Ended
	September 28, 2012	September 30, 2011
Daily average interest-earning assets:
Stock borrowed	$1,475,000	$1,830,000
Daily average interest-bearing liabilities:
Stock loaned	1,442,000	1,813,000

Net interest revenue from stock loaned decreased 21% due to a decline in the average balances. The decline in average balances from September 30, 2011 to September 28, 2012 was primarily due to differences in market conditions during such period.

Other net interest decreased $538,000 or 44% from the three-months ended September 30, 2011. This decrease was driven by a decrease in the interest earned on taxable fixed income inventories and higher borrowing costs.

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, for the three-months ended September 28, 2012 and September 30, 2011:

	Three-Months Ended
	September 28, 2012	September 30, 2011
Number of issues	159	141
Aggregate amount of offerings	$18,604,466,000	$15,315,186,000

Net revenues from the institutional segment decreased 1% for the three-months ended September 28, 2012 as compared to the three-months ended September 30, 2011, and pre-tax income decreased 2%. This decrease was in part due to the fact there were 63 trading days in the first quarter of fiscal 2013 as compared to 68 trading days in the first quarter of fiscal 2012. Commissions decreased $1.6 million primarily driven by a $1.8 million decrease in taxable fixed income and a $0.9 million decrease in municipal finance, partially offset by a $1.1 million increase in portfolio trading. The decrease in taxable fixed income was primarily due to the current political environment and economic uncertainty which we believe has reduced client activity, as well as lower interest rates and volatility in the market. The decrease in municipal finance was primarily due to a 41% decrease in the aggregate amount of senior managed municipal offerings and a 17% reduction in the aggregate amount of co-managed municipal offerings. The increase in portfolio trading was due to an increase in shares executed for the three-months ended September 28, 2012 when compared to the same period in the prior fiscal year.

Investment banking fees decreased 12% for the three-months ended September 28, 2012 as compared to the same period in the last fiscal year due to a $1.7 million decrease in corporate finance fees due to a decrease in merger and acquisition activity in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012. This decrease was partially offset by a $0.7 million increase in municipal finance fees due to a 69% increase in the number of new issue financial advisor deals during the three-months ended September 28, 2012 when compared to the three-months ended September 30, 2011.

Net gains on principal transactions increased $3.5 million, or 52%, for the three-months ended September 28, 2012 as compared to the same period last fiscal year. This increase was primarily due to a $3.9 million increase in taxable fixed income trading gains due to additional capital invested in fixed income inventories from September 30, 2011 to September 28, 2012 partially offset by a $0.4 million decrease in municipal finance trading gains.

Operating expenses decreased 1% for the three-months ended September 28, 2012 as compared to the same period last fiscal year primarily due to decreased commissions and other employee compensation expense resulting from decreased segment revenue.

Banking

The following is a summary of the results for the banking segment for the three-months ended September 30, 2012 as compared to the three-months ended September 30, 2011 (dollars in thousands):

	Three-Months Ended
	September 30, 2012	September 30, 2011	% Change
Net revenues:
Net interest revenue	$11,567	$12,674	(9)%
Other	66	347	(81)

Total net revenues	11,633	13,021	(11)
Operating expenses	10,352	10,273	1

Pre-tax income	$1,281	$2,748	(53)%

For the three-months ended September 30, 2012 as compared to the three-months ended September 30, 2011, the Bank’s net revenue decreased 11% due primarily to a 16% decrease in average loan balances, as well as a decrease of 20 basis points in the net yield on interest-earning assets. Other revenue for the Bank decreased $0.3 million for the three-months ended September 30, 2012 as compared to the same period last fiscal year. This decrease was primarily due to a $0.2 million increase in net losses on the sale of REO.

The Bank’s pretax profit was $1.3 million for the three-months ended September 30, 2012. The slight increase in operating expenses for the three-months ended September 30, 2012 was attributed to a $0.5 million increase in salary expense due to the Bank’s investment in new loan officers and a $0.2 million increase in the Bank’s costs related to outside services. The increase in salary expense was offset by a $0.2 million decrease in occupancy, equipment and computer service costs, a $0.2 million decrease in legal fees and a $0.1 million decrease in our regulatory assessments.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-months ended September 30, 2012 and 2011 (dollars in thousands):

	Three-Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
Residential construction	$3,372	$42	5.0%	$25,576	$356	5.5%
Lot and land development	16,898	206	4.9	57,464	548	3.8
1-4 family	383,362	4,851	5.0	217,468	3,451	6.3
Commercial real estate and multifamily	332,207	4,656	5.6	500,502	6,902	5.5
Commercial	82,189	1,022	4.9	168,101	2,211	5.2
Consumer	$2,000	$30	6.0%	$3,102	$47	6.0%

Total loans	820,028	10,807		972,213	13,515

Investments:
Money market	23,733	31	0.5	1,002	1	0.3
U.S. government and government agency obligations – held to maturity	24,926	153	2.4	33,526	242	2.9
U.S. government and government agency obligations – available for sale	341,039	1,419	1.7	20,834	73	1.4
Interest bearing deposits in banks	2,245	—	—	2,537	—	—
Federal reserve funds	68,864	50	0.3	288,460	172	0.2
Investments – other	3,541	4	0.4	4,955	5	0.4

Total interest-earning assets	$1,284,376	$12,464	3.9%	$1,323,527	$14,008	4.2%
Non-interest-earning assets:
Cash and due from banks	3,878			4,978
Other assets	41,856			16,461

	$1,330,110			$1,344,966

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$35,749	$94	1.0%	$45,835	$136	1.2%
Money market accounts	24,853	3	0.1	25,711	3	0.1
Interest-bearing demand accounts	9,005	1	0.1	9,763	2	0.1
Savings accounts	959,867	49	0.1	952,250	120	0.1
FHLB advances	67,700	750	4.4	93,485	1,073	4.6
Other financed borrowings	—	—	—	32	—	—

	$1,097,174	$897	0.3%	$1,127,076	$1,334	0.5%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	55,174			66,921
Other liabilities	7,639			3,784

	1,159,987			1,197,781
Stockholders’ equity	170,123			147,185

	$1,330,110			$1,344,966

Net interest income		$11,567			$12,674

Net yield on interest-earning assets			3.6%			3.8%

(*)	Loan fees included in interest income for the three-months ended September 30, 2012 and 2011 were $672 and $591, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	September 30, 2012 as compared to September 30, 2011
	Total	Attributed to
	Change	Volume	Rate	Mix

Interest income:
Loans:
Residential - construction	$(314)	$(309)	$(35)	$30
Lot and land development	(342)	(387)	154	(109)
1-4 family	1,400	2,632	(699)	(533)
Commercial real estate and multifamily	(2,246)	(2,321)	112	(37)
Commercial	(1,189)	(1,130)	(120)	61
Consumer	(17)	(17)	—	—
Investments:
Money market	30	14	1	15
U.S. government and government agency obligations – held to maturity	(89)	(62)	(36)	9
U.S. government and government agency obligations – available for sale	1,346	1,132	13	201
Federal reserve funds	(122)	(131)	38	(29)
Investments - other	(1)	(1)	—	—

	$(1,544)	$(580)	$(572)	$(392)

Interest expense:
Certificates of deposit	$(42)	$(30)	$(16)	$4
Interest bearing demand accounts	(1)	(1)	—	—
Savings accounts	(71)	1	(72)	—
FHLB advances	(323)	(296)	(37)	10

	(437)	(326)	(125)	14

Net interest income	$(1,107)	$(254)	$(447)	$(406)

Other

The following discusses the financial results for SWS Group and corporate administration.

Pre-tax loss from the other segment was $20.8 million for the three-months ended September 28, 2012, as compared to a pre-tax loss of $10.4 million in the same period last fiscal year. Net revenues increased 8% in the three-months ended September 28, 2012 as compared to the same period last fiscal year. Net revenues increased due to a $2.0 million increase in value from our deferred compensation plan’s investments. This increase was partially offset by a $1.1 million increase in interest expense related to the $100 million loan from Hilltop and Oak Hill in the three-months ended September 28, 2012 as compared to the same period last fiscal year because the $100 million loan was effective July 29, 2011 resulting in one less month of interest expense for the three-months ended September 30, 2011. In addition, net gains on principal transactions decreased due to the $0.7 million write down in fair value of an auction rate municipal bond. Operating expenses increased $11.0 million in the three-months ended September 28, 2012 as compared to the same period last fiscal year primarily due to the $8.0 million increase in the unrealized loss on the warrant valuation for the warrants held by Hilltop and Oak Hill. Additionally, commission and other employee compensation increased as a result of a $2.0 million increase in the liability to participants in the deferred compensation plan.

FINANCIAL CONDITION

Investments

In fiscal 2012, the Bank implemented an investment strategy to diversify its balance sheet, absorb excess liquidity, and maximize interest income through an investment in a conservative securities portfolio. The securities portfolio is structured to provide cash flows that will mitigate interest rate risk and ensure that adequate funds are available for new loan originations. The book value of the Bank’s investment portfolio at September 30, 2012 and June 30, 2012 was as follows (in thousands):

	September 30, 2012	June 30, 2012
Government-sponsored enterprises - held to maturity securities	$23,880	$25,904
Government-sponsored enterprises - FHLB stock	3,405	3,830
Government-sponsored enterprises - available for sale securities	338,959	301,071
Municipal obligations - available for sale securities	13,156	2,936

	$379,400	$333,741

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

The specific component provides for estimated probable losses for loans identified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts of principal and interest when due according to the contractual terms of the loan agreement. Management considers the borrower’s financial condition, payment status, historical payment record and any adverse situations affecting the borrower’s ability to repay when evaluating whether a loan is deemed impaired. Loans that experience insignificant payment delays and shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record and the amount of any shortfall in relation to the principal and interest outstanding.

A specific reserve is recorded when and to the extent the present value of expected future cash flows discounted at the loan’s original effective rate, the fair value of collateral if the loan is collateral-dependent or the observable market price of the impaired loan is lower than its recorded investment. If the fair value of collateral is used to measure impairment of a collateral-dependent loan and repayment is dependent on the sale of the collateral, the fair value is adjusted to incorporate estimated costs to sell. Impaired loans that are collateral-dependent are primarily measured for impairment using the fair value of the collateral as determined by third party appraisals using the income approach, recent comparable sales data or a combination thereof. In certain instances it is necessary for management to adjust the appraised value, less estimated costs to sell, to reflect changes in fair value occurring subsequent to the appraisal date. Management considers a guarantor’s capacity and willingness to perform, when appropriate, and the borrower’s resources available for repayment when measuring impairment.

The general component provides for estimated and probable losses inherent in the remainder of the Bank’s loan portfolio. The general allowance is determined through a statistical calculation based on the Bank’s historical loss experience adjusted for certain qualitative factors as deemed appropriate by management. The statistical calculation is conducted on a disaggregated basis for groups of homogeneous loans with similar risk characteristics (product types). The historical loss element is calculated as the average ratio of charge-offs, net of recoveries, to the average recorded investment for the current and previous three quarters. Management adjusts the historical loss rates to reflect deterioration in the real estate market, significant concentrations of product types, trends in portfolio volume and the credit quality of the loan portfolio to capture additional risk of loss associated with concentrations of criticized and classified loans in the total loan portfolio. Prevailing economic conditions and specific industry trends are taken into consideration when establishing the adjustments to historical loss rates.

Certain types of loans, such as adjustable rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At September 30, 2012, the Bank had $10.9 million in junior lien mortgages. These loans represented less than 2% of total loans at September 30, 2012. At September 30, 2012, the Bank did not have any exposure to sub-prime loans and loans with initial teaser rates. At September 30, 2012, the Bank had $1.9 million of single family interest only loans.

At September 30, 2012, the Bank’s loan portfolio included a total of $5.3 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by regulation and range from 75%-90% depending on the type of loan. At September 30, 2012, approximately 22% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at September 30, 2012, the Bank had one loan with high loan-to-value ratios that was deemed impaired. The impairment analysis on this loan resulted in no partial charge-off and an impairment allocation of $2,000. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At September 30, 2012, the Bank’s high loan-to-value ratio loans represented 3% of total capital.

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

Loans receivable at September 30, 2012 and June 30, 2012 are summarized as follows (in thousands):

	September 30, 2012	June 30, 2012
Residential
Purchased mortgage loans held for investment	$329,251	$294,341
1-4 family	83,980	88,826

	413,231	383,167

Lot and land development
Residential land	5,401	10,459
Commercial land	9,419	7,972

	14,820	18,431

Residential construction	2,351	3,954
Commercial construction	10,787	10,605
Commercial real estate	281,287	316,392
Multifamily	24,565	20,110
Commercial loans	68,418	101,440
Consumer loans	2,011	1,943

	817,470	856,042
Allowance for probable loan loss (*)	(20,892)	(22,402)

	$796,578	$833,640

(*)	There is no allowance for probable loan loss for purchased mortgage loans held for investment as these loans are held on average for 25 days or less, which substantially reduces credit risk.

The increase in purchased mortgage loans held for investment from June 30, 2012 to September 30, 2012 is representative of a favorable interest rate environment for home purchases as well as refinancing opportunities. This along with a change in the competitive environment enabled the Bank to grow this business during the three-months ended September 30, 2012. As part of the growth of this business, in the fourth quarter of fiscal 2012, the Bank entered into a sub-participation agreement with a non-affiliate bank for a maximum commitment of $50.0 million. This sub-participation represents 9% of the total purchased mortgage loans held for investment balance at September 30, 2012. However, the nature of the volume in this business is volatile and subject to significant variation depending on interest rates, competition and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at September 30, 2012 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Commercial construction, commercial real estate and multifamily	$43,101	$164,498	$109,040	$316,639
Commercial loans	30,528	22,326	15,564	68,418
Residential construction loans	1,668	587	96	2,351

Total	$75,297	$187,411	$124,700	$387,408

	1 year or less	1-5 years	Over 5 years	Total
Amount of loans based upon:
Floating or adjustable interest rates	$59,609	$145,725	$96,664	$301,998
Fixed interest rates	15,688	41,686	28,036	85,410

Total	$75,297	$187,411	$124,700	$387,408

We maintain an internally classified loan list that helps us assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans on this list are classified as substandard, doubtful or loss based on the probability of repayment, collateral valuation and related collectability. This list is used to identify loans that are considered non-performing.

We classify loans as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectability. The Bank uses a standardized review process to determine which non-performing loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, we reverse previously accrued and uncollected interest against interest income. We recognize interest income on non-accrual loans to the extent we receive cash payments for the loans with respect to which ultimate full collection is likely. For loans where full collection is not likely, we apply interest payments to the outstanding principal and we recognize income only if full payment is made.

Non-performing assets and classified loans as of September 30, 2012 and June 30, 2012 were as follows (dollars in thousands):

	September 30, 2012	June 30, 2012
Loans accounted for on a non-accrual basis
1-4 family	$17,243	$18,443
Lot and land development	2,338	2,965
Residential construction	648	648
Commercial real estate	9,660	12,175
Commercial loans	1,880	3,120
Consumer loans	1	3

	31,770	37,354

Non-performing loans as a percentage of total loans	3.9%	4.4%

Loans past due 90 days or more, not included above
1-4 family	3	—

	3	—

REO
1-4 family	1,413	495
Lot and land development	9,171	10,513
Multifamily	7,821	8,367
Residential construction	1,283	1,607
Commercial real estate	12,530	11,005
Commercial loans	270	270

	32,488	32,257

	September 30, 2012	June 30, 2012
Performing troubled debt restructuring(*)	$3,517	$3,102

Non-performing assets	$67,778	$72,713

Non-performing assets as a percentage of total assets	5.2%	5.6%

Current classified assets
1-4 family	$2,823	$2,912
Lot and land development	1,016	2,401
Multifamily	707	714
Commercial real estate	27,393	29,126
Commercial loans	1,019	2,816

	32,958	37,969

Total classified assets
1-4 family	22,756	22,987
Lot and land development	12,943	16,301
Multifamily	8,528	9,081
Residential construction	1,931	2,255
Commercial real estate	50,975	53,700
Commercial loans	3,602	6,355
Consumer loans	1	3

	$100,736	$110,682

(*)	The remaining balance of loans modified as a troubled debt restructuring is included in non-performing loans. See the discussion of the Bank’s troubled debt restructuring loans in “Loans and Allowance for Probable Loan Loss” in the Notes to the Consolidated Financial Statements contained in this report.

Approximately $480,000 and $268,000 of gross interest income would have been recorded in the three-month periods ended September 30, 2012 and 2011, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three-month periods ended September 30, 2012 and 2011 totaled approximately $2,000 and $39,000, respectively.

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

Total classified assets to Bank capital plus allowance for loan loss was 52.7% at September 30, 2012. Classified assets decreased $10.0 million from June 30, 2012 and substantially all classified loans by collateral location are in Texas. Bank management is focused on reducing the classified asset ratio through the disposal of these assets. Depending on the method used, the Bank may be required to record additional write-downs of these assets. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three-months ended September 30, 2012 and 2011 (dollars in thousands):

	Three-Months Ended September 30,
	2012	2011
Balance at beginning of period	$32,257	$23,530
Foreclosures	2,486	1,204
Sales	(1,901)	(1,441)
Write downs	(559)	(574)
Other	205	(13)

Balance at end of period	$32,488	$22,706

The following table presents classified assets as of September 30, 2012 by year of origination (in thousands):

Year Originated	Non- Performing Loans	Loans Past Due 90 Days or More, Not Included In Non- Performing Loans	REO	Performing Troubled Debt Restructuring	Current Classified Assets	Total
Fiscal 2007 or prior	$2,969	$3	$13,300	$443	$5,256	$21,971
Fiscal 2008	16,541	—	11,810	1,135	7,791	37,277
Fiscal 2009	3,737	—	4,921	400	17,588	26,646
Fiscal 2010	7,557	—	2,457	1,392	702	12,108
Fiscal 2011	552	—	—	—	1,645	2,197
Fiscal 2012	414	—	—	147	(24)	537

	$31,770	$3	$32,488	$3,517	$32,958	$100,736

The following table presents an analysis of the allowance for probable loan losses for the three-months ended September 30, 2012 and 2011 (dollars in thousands):

	Three-Months Ended September 30,
	2012	2011
Balance at beginning of period	$22,402	$44,433
Charge-offs:
Residential construction	—	(345)
Lot and land development	(182)	(1,040)
1-4 family	(151)	(184)
Commercial real estate	(703)	(1,483)
Multifamily	—	(1,660)
Commercial loans	(928)	(468)

Total charge-offs	(1,964)	(5,180)

Recoveries:
Residential construction	19	120
Lot and land development	133	56
1-4 family	56	22
Commercial real estate	63	217

	Three-Months Ended September 30,
	2012	2011
Commercial loans	$183	$42

Total recoveries	454	457

Net charge-offs	(1,510)	(4,723)
Additions charged to operations	—	—

	(1,510)	(4,723)

Balance at end of period	$20,892	$39,710

Ratio of net charge-offs during the period to average loans outstanding during the period	0.18%	0.49%

With the continued challenging economic environment and persistent high unemployment rate, the Bank frequently reviews and updates its processes and procedures for the extension of credit, allowance for loan loss computation and internal asset review and classification. Recent changes include more stringent underwriting guidelines for loan-to-value ratios, guarantor’s financial condition, owner-occupied versus investor loans and speculative versus custom construction. The Bank currently requires more extensive documentation and data than it did in prior years in order to reclassify existing non-performing loans as performing loans. The Bank is also updating appraisals more frequently, including for performing loans, to serve as an early indicator of loan deterioration. See further discussion regarding the calculation of our provision for loan loss in “Loans and Allowance for Probable Loan Losses” in the Notes to the Consolidated Financial Statements contained in this report.

As a result of the current economic environment and the Order, the Bank significantly limited the growth of its loan portfolio in fiscal 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio and comply with the terms of the Order. With the OCC’s recent relief from certain lending restrictions, the Bank plans to reestablish marketing efforts to implement a conservative loan growth plan which we believe will enhance our core earnings in future years.

The allowance for probable loan losses by loan type as of September 30, 2012 and June 30, 2012 was as follows (dollars in thousands):

	September 30, 2012			June 30, 2012
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss
Residential construction	$187	0.3%	0.9%	$350	0.5%	1.6%
Lot and land development	975	1.8	4.7	1,310	2.1	5.9
1-4 family	3,205	50.5	15.3	3,235	44.8	14.4
Commercial real estate	10,591	35.7	50.7	10,628	38.2	47.4
Multifamily	2,819	3.0	13.5	2,866	2.3	12.8
Commercial loans	3,106	8.4	14.9	4,004	11.9	17.9
Consumer loans	9	0.3	—	9	0.2	—

	$20,892	100.0%	100.0%	$22,402	100.0%	100.0%

At September 30, 2012, approximately 51% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 36% of its total loan portfolio. This is up from June 30, 2012 when approximately 47% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio. Even though our concentration in commercial real estate loans has decreased, because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio can lead to volatility in our earnings.

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

Deposits

Average deposits and the average interest rate paid on deposits for the three-months ended September 30, 2012 can be found in the discussion of the Bank’s net interest income under the caption “Results of Operations-Segment Information-Banking.”

The Bank had $14.1 million and $15.4 million of certificates of deposit of $100,000 or greater at September 30, 2012 and June 30, 2012, respectively. The Bank is funded primarily by deposits from Southwest Securities’ brokerage customers, which are classified as core deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes long-term FHLB borrowings to match long-term fixed rate loan funding. At September 30, 2012, the Bank had $930.9 million in funds on deposit from customers of Southwest Securities, representing approximately 88% of the Bank’s total deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The table below presents short term borrowings and advances from the FHLB which were due within one year during the three-months ended September 30, 2012 and 2011 (dollars in thousands):

	Three-Months Ended September 30,
	2012		2011
		Interest		Interest
	Amount	Rate	Amount	Rate
At end of period	$16,703	4.3%	$12,828	5.0%
Average balance during period	15,060	4.3%	13,034	4.9%
Maximum month-end balance during period	16,703	—	13,349	—

LIQUIDITY AND CAPITAL RESOURCES

Management believes that our current assets and available liquidity are adequate to meet our liquidity needs over the next 12 months. However, there is no assurance our forecast will prove to be accurate or that we will not be required to raise additional capital. As a result, from time to time, management evaluates various opportunities to supplement the company’s sources of liquidity and capital. In fiscal 2012, this evaluation led to our entrance into the credit agreement with Hilltop and Oak Hill, as discussed below. Should we determine we need to obtain additional debt at SWS Group, we would be required to obtain regulatory approval and approval from Hilltop and Oak Hill.

Credit Agreement

On July 29, 2011, we entered into a credit agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan that accrues interest at a rate of 8% per annum. In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per investor as of July 29, 2011. The credit agreement contains restrictions and covenants to which we must adhere as long as the unsecured loan is outstanding. As of September 28, 2012, SWS Group had utilized $70.0 million of the $100.0 million by: (i) contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio; (ii) loaning $20.0 million to Southwest Securities to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs; (iii) reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million and (iv) contributing $10.0 million in capital to Southwest Securities. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report.

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets that are readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts that represents amounts that are necessary in the judgment of management to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs. Management believes that the brokerage business’ present liquidity position is adequate to meet its needs over the next twelve months.

Short-Term Borrowings. At September 28, 2012, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement and a $45.0 million revolving committed credit facility, each of which is described below.

Broker Loan Lines. At September 28, 2012, we had uncommitted broker loan lines of up to $375.0 million. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis, are not committed lines of credit and can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At September 28, 2012, $81.5 million was outstanding under these secured arrangements, which was collateralized by securities held for firm accounts valued at $121.3 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under Risk Factors in the Fiscal 2012 Form 10-K.

Unsecured Line of Credit. We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At September 28, 2012, we had no outstanding unsecured letters of credit. At September 28, 2012, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Letter of Credit Agreement. At September 28, 2012, we had an irrevocable letter of credit agreement aggregating $75.0 million pledged to support our open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at 0.5% per annum. If drawn, the letter of credit bears interest at 0.5% per annum plus a fee. The letter of credit agreement is renewable semi-annually. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $83.7 million at September 28, 2012.

Revolving Credit Facility. On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45.0 million committed revolving credit facility. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points. The agreement requires Southwest Securities to maintain tangible net worth of $150.0 million. As of September 28, 2012, there was $45.0 million outstanding under this credit facility. The $45.0 million of secured borrowings was collateralized by securities with a value of $73.1 million at September 28, 2012.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of any broker/dealer subsidiaries’ net assets that may be distributed to the parent of the broker/dealer is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See “Regulatory Capital Requirements” in the Notes to the Consolidated Financial Statements contained in this report.

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

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash. At September 30, 2012, the Bank had net borrowing capacity with the FHLB of $330.9 million. In addition, at September 30, 2012, the Bank had the ability to borrow up to $33.6 million in funds from the Federal Reserve Bank of Dallas under their secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line of credit is due on demand and bears interest at a rate 100 basis points over the federal funds target rate. This line of credit is used to support short-term liquidity needs and, at September 30, 2012, there were no amounts outstanding.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk-Banking.”) At September 30, 2012, $930.9 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures established by regulation to ensure capital adequacy require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). At September 30, 2012, the Bank had a total risk-based capital ratio of 19.2%, which resulted in excess capital of $66.4 million over the Order’s total risk-based capital requirement of $110.2 million, and the Bank had a Tier I (core) capital ratio of 12.7% or $61.3 million over the Order’s Tier I (core) capital requirement of $103.7 million. At September 30, 2012, the Bank had a Tier I risk-based capital ratio of 18.0%. Under federal law, the OCC may require the Bank to apply another measure of risk-weight or capital ratio that the OCC deems appropriate.

The Bank has historically met all capital adequacy requirements. As of September 30, 2012, the Bank met all capital requirements to which it was subject and satisfied the requirements to be defined as a “well-capitalized institution.” However, as a result of the issuance of the Order, the Bank is deemed to be “adequately capitalized” and no longer meets the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios meet or exceed all applicable requirements under Federal law, OCC regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of the Comptroller of the Currency” in the Notes to the Consolidated Financial Statements contained in this report. Should the Bank not meet these requirements, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 165.6) could be applicable.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 28 of the Notes to Consolidated Financial Statements in the Fiscal 2012 Form 10-K.

Cash Flow

Net cash used in operating activities was $53.1 million and $30.2 million for the three-months ended September 28, 2012 and September 30, 2011, respectively. The net cash used in operating activities was primarily due to an increase in assets segregated for regulatory purposes as well as a $34.4 million increase in securities owned.

Net cash used in investing activities was $7.9 million and $167.6 million for the three-months ended September 28, 2012 and September 30, 2011, respectively. The primary reason for the cash used in investing activities was the investment by the Bank in its securities portfolio.

Net cash provided by financing activities totaled $50.4 million and $117.3 million for the three-months ended September 28, 2012 and September 30, 2011, respectively. The primary driver of the cash provided by financing activities was an increase in short term borrowings.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next 12 months.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2011, the Board of Directors of SWS Group approved a plan authorizing us to repurchase up to 500,000 shares of common stock from time to time in the open market for an 18-month period ending on February 28, 2013. During the three-months ended September 28, 2012, no shares were purchased under this program. We do not currently intend to repurchase any shares of common stock under this plan, which would require the approval of Hilltop, Oak Hill and regulatory authorities to repurchase shares under this plan.

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During the three-months ended September 28, 2012, the plan purchased 20,675 shares at a cost of approximately $121,000, or $5.86 per share, and 6,795 shares were sold or distributed to participants pursuant to the plan during the three-months ended September 28, 2012.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in the three-months ended September 28, 2012, we purchased 4,647 shares of common stock with a market value of approximately $27,000, or an average of $5.78 per share, to cover tax liabilities.

Inflation

Our financial statements included herein have been prepared in accordance with GAAP. GAAP requires us to measure our financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered under GAAP. Our assets are primarily monetary, consisting of cash, securities inventory, and receivables from customers and broker/dealers. These monetary assets are generally liquid and turn over rapidly and, consequently, are not significantly affected by inflation. The rate of inflation affects various expenses of the company, such as employee compensation and benefits, communications, and occupancy and equipment, which may not be readily recoverable in the price of our services. The rate of inflation can also have a significant impact on securities prices and on investment preferences by our customers generally. In management’s opinion, changes in interest rates affect the financial condition of a financial services firm to a greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities among other things.

RISK MANAGEMENT

In an effort to assist the company in managing enterprise risk, in 2010 and at the Board of Director’s request, the company engaged a firm to perform an analysis of the company’s enterprise risk management process. During fiscal 2011, based on the Board of Director’s recommendations, we initiated an enterprise risk management program and formed a committee. Enterprise risk is viewed as the threat from an event, action or loss of opportunity that, if it occurs or has occurred, may adversely affect any, or any combination of, our company objectives, business strategies, business model, regulatory compliance, reputation and existence. The committee works with our various departments and committees to manage our enterprise risk management program and reports the results of this work to the Audit Committee of the Board of Directors on a quarterly basis. During fiscal 2012, we used and continue to use consulting services to improve our risk management processes, procedures and reporting.

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

Interest Rate Risk. A description of the interest rate risk for our brokerage and banking segments is as follows:

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

Banking. Our primary emphasis in interest rate risk management for the Bank is the matching of assets and liabilities of similar cash flow and re-pricing time frames. This matching of assets and liabilities reduces exposure to interest rate movements and aids in stabilizing positive interest spreads. We strive to structure our balance sheet as a natural hedge by matching floating rate assets with variable short term funding and by matching fixed rate liabilities with similar longer term fixed rate assets. The Bank has established percentage change limits in both interest margin and net portfolio value. To verify that the Bank is within the limits established for interest margin, the Bank prepares an analysis of net interest margin based on various shifts in interest rates. To verify that the Bank is within the limits established for net portfolio value, the Bank analyzes data using internal modeling data for net portfolio value. These analyses are conducted on a quarterly basis for the Bank’s Board of Directors.

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-8.18%
+200	-6.46%
+100	-3.99%
0	0%
-50	-4.16%
-100	-6.45%

The following GAP analysis table indicates the Bank’s interest rate sensitivity position at September 30, 2012 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$702,374	$23,804	$44,359	$46,933
Securities and FHLB stock	3,902	2,250	35,961	337,287
Interest bearing deposits	56,362	—	—	—

Total earning assets	762,638	26,054	80,320	384,220

Interest bearing liabilities:
Transaction accounts and savings	966,362	—	—	—
Certificates of deposit	16,352	8,108	9,903	954
Borrowings	4,204	12,500	20,921	29,693

Total interest bearing liabilities	986,918	20,608	30,824	30,647

GAP	$(224,280)	$5,446	$49,496	$353,573

Cumulative GAP	$(224,280)	$(218,834)	$(169,338)	$184,235

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at September 28, 2012 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$295	$14,982	$28,270	$36,159	$79,706
Auction rate municipal bonds	—	—	—	20,304	20,304
U.S. government and government agency obligations	1,999	2,866	(12,495)	(2,952)	(10,582)
Corporate obligations	4,083	7,052	11,534	32,074	54,743

Total debt securities	6,377	24,900	27,309	85,585	144,171
Corporate equity securities	—	—	—	1,353	1,353
Other	42,992	—	—	—	42,992

	$49,369	$24,900	$27,309	$86,938	$188,516

Restricted cash and cash equivalents	$30,045	$—	$—	$—	$30,045

Assets segregated for regulatory purposes	$—	$10,062	$—	$—	$10,062

Weighted average yield
Municipal obligations	1.8%	1.5%	2.4%	4.3%	3.1%
Auction rate municipal bonds	—	—	—	0.8%	0.8%
U.S. government and government agency obligations	0.1%	0.4%	1.3%	3.0%	1.3%
Corporate obligations	2.1%	4.2%	4.2%	5.2%	4.3%
Assets segregated for regulatory purposes	—	0.2%	—	—	0.2%

Available-for-sale securities, at fair value
Securities available for sale	$7,344	$48,496	$40,500	$260,373	$356,713

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We review our estimates on an on-going basis. We base our estimates on our experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies and methodology used in establishing estimates have not changed materially since June 29, 2012. See the Fiscal 2012 Form 10-K for a discussion of our critical accounting policies.

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain “forward-looking” information and constitute “forward-looking statements” within the meaning of applicable U.S. securities legislation. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words. By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	the interest rate environment;

•	the volume of trading in securities;

•	the liquidity in capital markets;

•	the volatility and general level of securities prices and interest rates;

•	the ability to meet regulatory capital requirements administered by federal agencies, including without limitation, those established by the Order;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for real estate in Texas, New Mexico and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions, especially in Texas and New Mexico and investor sentiment and confidence;

•	the value of collateral securing the loans we hold;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	changes in federal, state and local tax rates;

•	the ability to attract and retain key personnel;

•	the availability of credit lines, credit agreements and credit facilities;

•	the potential misconduct or errors by our employees or by entities with whom we conduct business;

•	the ability of borrowers to meet their contractual obligations and the adequacy of our allowance for loan losses; and

•	the potential of litigation and other regulatory liability.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation and compliance, loan analyses and modifications or other contingencies.

Other factors, risks and uncertainties that could cause actual results to differ materially from our expectations discussed in this report are described in this report under the headings “Overview,” “Risk Management”, “Risk Factors” and “Critical Accounting Policies and Estimates,” in the Fiscal 2012 Form 10-K under the heading Risk Factors and our other reports filed with and available from the SEC. Our forward-looking statements are based on our current beliefs, assumptions and expectations, taking into account information that we reasonably believe to be reliable. All such forward-looking statements that we make speak only as of the date on which they are made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances upon which any statement is based.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under to the Exchange Act) as of September 28, 2012. Based on such evaluation, our management, including the principal executive officer and principal financial officer, has concluded that, as of September 28, 2012, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under to the Exchange Act) during the three-months ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the Fiscal 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the quarter ended September 28, 2012 of our equity securities registered pursuant to Section 12 of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans(2)
07/30/12 to 07/27/12	—	—	—	500,000
07/28/12 to 08/31/12	4,647	$5.78	—	500,000
09/01/12 to 09/24/12	—	—	—	500,000

	4,647	$5.78	—

(1)

All of the 4,647 shares of common stock repurchased during the three-month period ended September 28, 2012 were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)

On August 24, 2011, the Board of Directors approved and announced a plan authorizing us to repurchase up to 500,000 shares of our common stock from time to time in the open market for an 18-month period ending on February 28, 2013. The company does not currently intend to repurchase any shares of common stock under this plan.

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

SWS Group, Inc.
(Registrant)

November 7, 2012	/S/ James H. Ross
Date	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2012	/S/ Stacy M. Hodges
Date	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 7, 2012

3.3	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series A of SWS Group, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.1	Warrant to purchase up to 8,695,652 shares of Common Stock, issued on July 29, 2011 to Hilltop Holdings Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.2	Warrant to purchase up to 8,419,148 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Partners III, L.P., incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.3	Warrant to purchase up to 276,504 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.4	Investor Rights Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101#	The following materials from SWS Group, Inc.’s quarterly report on Form 10-Q for the quarter ended September 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 28, 2012 and June 29, 2012; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three-months ended September 28, 2012 and September 30, 2011; (iii) Consolidated Statements of Cash Flows for the three-months ended September 28, 2012 and September 30, 2011 and (iv) Notes to Consolidated Financial Statements

*	Filed herewith
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