Form 10-Q
period 2012-12-31
SWS GROUP INC
filed 2013-02-07
CIK 878520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 1, 2013, there were 32,942,546 shares of the registrant’s common stock, $0.10 par value per share, outstanding.

SWS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition December 31, 2012 (unaudited) and June 29, 2012	3

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) For the three and six-months ended December 31, 2012 and December 30, 2011 (unaudited)	4

Consolidated Statements of Cash Flows For the six-months ended December 31, 2012 and December 30, 2011 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3. Quantitative and Qualitative Disclosures About Market Risk	90

Item 4. Controls and Procedures	90

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	90

Item 1A. Risk Factors	90

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	90

Item 3. Defaults Upon Senior Securities	90

Item 4. Mine Safety Disclosure	91

Item 5. Other Information	91

Item 6. Exhibits	91

SIGNATURES	92

EXHIBIT INDEX	93

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2012 and June 29, 2012

(In thousands, except par values and share amounts)

	December	June
	(Unaudited)
Assets
Cash and cash equivalents	$79,631	$81,826
Restricted cash and cash equivalents	30,046	30,044
Assets segregated for regulatory purposes	208,664	176,299
Receivable from brokers, dealers and clearing organizations	1,241,371	1,425,697
Receivable from clients, net of allowance	268,007	256,840
Loans, net	805,185	833,640
Securities owned, at fair value	341,785	231,151
Securities held to maturity	21,714	25,904
Securities purchased under agreements to resell	33,435	25,186
Goodwill	7,552	7,552
Securities available for sale	339,151	307,789
Other assets	137,512	144,915

	$3,514,053	$3,546,843

Liabilities and Stockholders’ Equity
Short-term borrowings	$181,000	$67,500
Payable to brokers, dealers and clearing organizations	1,116,824	1,349,370
Payable to clients	432,958	347,574
Deposits	1,046,637	1,062,233
Securities sold under agreements to repurchase	32,314	27,465
Securities sold, not yet purchased, at fair value	85,937	70,155
Drafts payable	33,330	24,970
Advances from Federal Home Loan Bank (the “FHLB”)	62,058	68,641
Long-term debt, net	81,015	79,076
Stock purchase warrants (“Warrants”)	24,234	27,810
Other liabilities	57,314	66,347

	3,153,621	3,191,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock of $1.00 par value. Authorized 100,000 shares; none issued	—	—
Common stock of $0.10 par value. Authorized 60,000,000 shares; issued 33,312,140 and outstanding 32,634,087 shares at December 31, 2012; issued 33,312,140 and outstanding 32,576,307 shares at June 29, 2012	3,331	3,331
Additional paid-in capital	324,481	324,556
Retained earnings	34,810	30,084
Accumulated other comprehensive income – unrealized holding gain (loss), net of tax of $1,103 at December 31, 2012 and $1,398 at June 29, 2012	2,210	2,745
Deferred compensation, net	3,308	3,427

Treasury stock (678,053 shares at December 31, 2012 and 735,833 shares at June 29, 2012, at cost)	(7,708)	(8,441)

Total stockholders’ equity	360,432	355,702

Total liabilities and stockholders’ equity	$3,514,053	$3,546,843

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

For the three and six-months ended December 31, 2012 and December 30, 2011

(In thousands, except per share and share amounts)

(Unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	December 31, 2012	December 30, 2011	December 31, 2012	December 30, 2011
Revenues:
Net revenues from clearing operations	$2,177	$2,280	$4,316	$4,940
Commissions	31,367	29,521	63,690	65,160
Interest	23,271	31,067	49,896	64,728
Investment banking, advisory and administrative fees	10,747	7,982	20,541	17,858
Net gains on principal transactions	11,918	7,644	21,276	13,915
Other	5,577	5,002	11,762	9,492

Total revenue	85,057	83,496	171,481	176,093
Interest expense	9,712	15,065	22,027	30,923

Net revenues	75,345	68,431	149,454	145,170

Non-interest expenses:
Commissions and other employee compensation	52,002	49,281	106,261	102,439
Occupancy, equipment and computer service costs	7,563	7,849	15,260	15,726
Communications	3,335	3,106	6,554	6,025
Floor brokerage and clearing organization charges	939	1,034	1,962	2,107
Advertising and promotional	737	678	1,405	1,227
(Recapture) provision for loan loss	(1,450)	2,475	(1,450)	2,475
Other	8,370	7,768	16,460	15,064

Total non-interest expenses	71,496	72,191	146,452	145,063

Other gains/(losses):
Unrealized gain (loss) on Warrants valuation	11,761	(19,262)	3,576	(19,433)

Income (loss) before income tax expense (benefit)	15,610	(23,022)	6,578	(19,326)
Less: Income tax expense (benefit)	5,241	(8,682)	1,853	(6,638)

Net income (loss)	10,369	(14,340)	4,725	(12,688)
Net gain (loss) recognized in other comprehensive income (loss), net of tax expense (benefit) of $(1,529) and $321 for the three-months ended December 31, 2012 and December 30, 2011, respectively, and $(295) and $283 for the six-months ended December 31, 2012 and December 30, 2011, respectively, on available for sale securities	(2,833)	606	(535)	528

Comprehensive income (loss)	$7,536	$(13,734)	$4,190	$(12,160)

Earnings (loss) per share – basic
Net income (loss)	$0.32	$(0.44)	$0.14	$(0.39)

Weighted average shares outstanding – basic	32,827,652	32,505,204	32,813,910	32,500,324

Earnings (loss) per share – diluted
Net income (loss)	$0.09	$(0.44)	$0.13	$(0.39)

Weighted average shares outstanding – diluted	50,218,956	32,505,204	50,205,214	32,500,324

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-months ended December 31, 2012 and December 30, 2011

(In thousands)

(Unaudited)

	For the Six-Months Ended
	December 31, 2012	December 30, 2011
Cash flows from operating activities:
Net income (loss)	$4,725	$(12,688)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,741	2,943
Accretion of discount on long-term debt	1,939	1,411
Amortization of deferred debt issuance costs	246	205
(Decrease) increase in fair value of Warrants	(3,576)	19,433
Amortization of premiums/discounts on loans purchased	(72)	(34)
Amortization of premiums/discounts on investment securities	969	318
Amortization of prepayment penalty on advances from FHLB	11	—
Provision for doubtful accounts on receivables from customers	480	—
(Recapture) provision for loan loss and write downs on real estate owned (“REO”)	(524)	3,250
Deferred income tax expense	4,719	4,209
Allowance for deferred tax asset	—	(184)
Deferred compensation for deferred compensation plan and restricted stock plans	(328)	833
(Gain) loss on sale of loans	(63)	55
Loss (gain) on fixed assets transactions	3	(1)
Gain on sale of available for sale investment securities	(3,645)	—
Loss (gain) on sale of REO	657	(642)
Gain on issuer’s redemption of investment securities	(7)	—
Equity in earnings of unconsolidated ventures	(1,018)	(203)
Dividend received on investments	(9)	(51)
Shortfall for taxes on vesting of restricted stock	—	62
Change in operating assets and liabilities:
(Increase) decrease in assets segregated for regulatory purposes	(32,365)	30,926
Net change in broker, dealer and clearing organization accounts	(48,220)	(48,488)
Net change in client accounts	73,737	(31,691)
(Increase) decrease in securities owned	(110,634)	28,472
(Increase) decrease in securities purchased under agreements to resell	(8,249)	32,504
Increase in other assets	(2,714)	(3,238)
Increase in drafts payable	8,360	4,506
Increase (decrease) in securities sold, not yet purchased	15,782	(7,173)
Decrease in other liabilities	(8,149)	(7,586)

Net cash (used in) provided by operating activities	(105,204)	17,148

Cash flows from investing activities:
Purchase of fixed assets and capitalized improvements on REO	(1,858)	(1,219)
Proceeds from the sale of fixed assets and real estate	12,361	10,160
Proceeds from the sale of loans	—	215
Loan originations and purchases	(3,328,411)	(1,981,516)
Loan repayments	3,347,562	1,915,067
Purchase of investment securities	(88,157)	(104,613)
Proceeds from the issuer’s redemption of investment securities	12,000	—
Cash received on investments	23,794	7,188
Proceeds from the sale of FHLB stock	428	—
(continued)

	For the Six-Months Ended
	December 31, 2012	December 30, 2011
(continued)
Proceeds from sale of available for sale securities	$29,116	$—
Investment of proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. in restricted fund	—	(80,000)

Net cash provided by (used in) investing activities	6,835	(234,718)

Cash flows from financing activities:
Payments on short-term borrowings	(1,193,000)	(1,610,950)
Cash proceeds from short-term borrowings	1,306,500	1,604,950
Decrease in deposits	(15,596)	(36,891)
Payments on advances from the FHLB	(6,427)	(6,579)
Fee payment for FHLB restructuring	(166)	—
Shortfall for taxes on vesting of restricted stock	—	(62)
Cash proceeds (payments) on securities sold under agreements to repurchase	4,849	(939)
Cash proceeds received from Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P.	—	100,000
Proceeds related to the deferred compensation plan	135	173
Purchase of treasury stock related to the deferred compensation plan	(121)	(178)

Net cash provided by financing activities	96,174	49,524

Net decrease in cash and cash equivalents	(2,195)	(168,046)
Cash and cash equivalents at beginning of period	81,826	298,903

Cash and cash equivalents at end of period	$79,631	$130,857

Supplemental schedule of non-cash investing and financing activities:
Granting of restricted stock	$676	$700

Foreclosure on loans	$10,891	$4,536

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,919	$33,167

Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SWS Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six-Months Ended December 31, 2012 and December 30, 2011

(Unaudited)

GENERAL AND BASIS OF PRESENTATION

The interim consolidated financial statements as of December 31, 2012, and for the three and six-months ended December 31, 2012 and December 30, 2011, are unaudited; however, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the fiscal year ended June 29, 2012 filed on the Annual Report on Form 10-K. Amounts as of June 29, 2012 are derived from the audited consolidated financial statements filed on the Annual Report on Form 10-K. All significant inter-company balances and transactions have been eliminated upon consolidation.

The line item “Unrealized gain (loss) on Warrants valuation” on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) is being presented under the category “Other gains/ (losses). Unrealized gain (loss) on Warrants valuation was, in previous periods, presented under the category “Non-interest expenses.” This reclassification was made in the current period for comparability purposes.

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

Southwest Securities is a New York Stock Exchange (NYSE) member broker/dealer. Southwest Securities and SWS Financial are members of the Financial Industry Regulatory Authority (“FINRA”). Southwest Securities and SWS Financial are also registered with the Securities and Exchange Commission (the “SEC”) as broker/dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and as registered investment advisors under the Investment Advisors Act of 1940, as amended.

SWS Insurance holds insurance agency licenses in 44 states for the purpose of facilitating the sale of insurance and annuities for Southwest Securities and its correspondents. The Company retains no underwriting risk related to the insurance and annuity products that SWS Insurance sells.

The Bank is a federally chartered savings bank that has been regulated by the Office of the Comptroller of the Currency (“OCC”) since July 21, 2011. As of July 21, 2011, the Federal Reserve Board (“FRB”) began supervising and regulating SWS Group and SWS Banc. SWS Banc is a wholly owned subsidiary of SWS Group and became the sole shareholder of the Bank in 2004.

Consolidated Financial Statements. The quarterly consolidated financial statements of SWS are customarily closed on the last Friday of the month, except for the second fiscal quarter which is prepared as of December 31, 2012. The Bank’s second quarter fiscal 2012 financial statements were prepared as of December 31, 2011, and the Bank’s fiscal 2012 annual financial statements were prepared as of June 30, 2012.

Update of Significant Accounting Policies. A summary of the Company’s significant accounting policies is included in Note 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2012 filed on September 7, 2012 (the “Fiscal 2012 Form 10-K”). Except as discussed herein, there have been no significant accounting policy changes since June 29, 2012.

Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) and the SEC recently issued the following accounting pronouncements, which are applicable to SWS. Any other new accounting pronouncements not specifically identified in our disclosures are not applicable to SWS:

Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).” In December 2011, the FASB issued ASU 2011-11 which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The purpose of ASU 2011-11 is to facilitate comparison between entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States (“GAAP”) and entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, the Company’s first quarter of fiscal 2014. The Company is in the process of evaluating the impact of ASU 2011-11 on its financial statements and processes.

CASH AND CASH EQUIVALENTS

For the purpose of the Consolidated Statements of Cash Flows, SWS considers cash to include cash on hand and in bank accounts. In addition, SWS considers funds due from banks and interest bearing deposits in other banks to be cash. Highly liquid debt instruments purchased with maturities of three-months or less, when acquired, are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) insures interest-bearing cash accounts up to $250,000. In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), non-interest bearing transaction accounts had unlimited coverage under FDIC insurance until December 31, 2012. At December 31, 2012 and June 29, 2012, SWS’ cash balances included $1,420,000 and $30,504,000, respectively, that were not federally insured because they exceeded federal insurance limits. This at-risk amount is subject to fluctuation on a daily basis, but management does not believe there is significant risk of loss for these deposits.

The Bank is required to maintain balances on hand or with the Federal Reserve Bank. At December 31, 2012 and June 30, 2012, these reserve balances amounted to $1,603,000 and $1,503,000, respectively.

RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents represents funds received from Hilltop Holdings, Inc. (“Hilltop”) and Oak Hill Capital Partners III, L.P. (“OHCP”) and Oak Hill Capital Management Partners III, L.P. (collectively with OHCP, “Oak Hill”) pursuant to a $100,000,000, five year, unsecured loan from Hilltop and Oak Hill under the terms of a credit agreement that was entered into on July 29, 2011. The Company is required to keep these funds in a restricted account until the Company’s Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to the Company’s subsidiaries. See additional discussion in “Debt Issued with Stock Purchase Warrants.” Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20,000,000 of this cash in the second quarter of fiscal 2012 to the Bank as capital, loaned Southwest Securities $20,000,000 in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs, reduced its intercompany payable to Southwest Securities by $20,000,000 and contributed $10,000,000 in capital to Southwest Securities in the fourth quarter of fiscal 2012. The remaining $30,000,000 is held in a restricted account at SWS Group to be used for general corporate purposes subject to approval by the Board of Directors, Hilltop and Oak Hill. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows. The Company holds restricted cash and cash equivalents in money market funds.

ASSETS SEGREGATED FOR REGULATORY PURPOSES

At December 31, 2012, SWS held cash of approximately $208,664,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act. SWS had no reserve deposits in special reserve bank accounts for the Proprietary Accounts of Introducing Brokers (“PAIB”) at December 31, 2012.

At June 29, 2012, SWS held Temporary Liquidity Guarantee Program (“TLGP”) bonds with a fair value of $10,114,000 and cash of approximately $166,185,000 segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act. SWS had no reserve deposits in special reserve bank accounts for the PAIB at June 29, 2012.

RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

At December 31, 2012 and June 29, 2012, SWS had receivable from and payable to brokers, dealers and clearing organizations related to the following (in thousands):

	December 31, 2012	June 29, 2012
Receivable
Securities failed to deliver	$18,874	$23,220
Securities borrowed	1,113,722	1,320,274
Correspondent broker/dealers	65,957	41,941
Clearing organizations	16,614	18,705
Other	26,204	21,557

	$1,241,371	$1,425,697

Payable
Securities failed to receive	$17,007	$28,879
Securities loaned	1,078,207	1,289,198
Correspondent broker/dealers	13,425	10,753
Other	8,185	20,540

	$1,116,824	$1,349,370

SWS participates in the securities borrowing and lending business by borrowing and lending securities other than those of its clients. SWS obtains or releases collateral as prices of the underlying securities fluctuate. At December 31, 2012, SWS had collateral of $1,113,722,000 under securities lending agreements, of which SWS had repledged $1,056,140,000. At June 29, 2012, SWS had collateral of $1,320,024,000 under securities lending agreements, of which SWS had repledged $1,250,328,000.

LOANS AND ALLOWANCE FOR PROBABLE LOAN LOSSES

The Bank grants loans to customers primarily in Texas and New Mexico. Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions of Texas and New Mexico.

Net loans receivable at December 31, 2012 and June 30, 2012 are summarized as follows and include unamortized discounts and premiums of $284,000 and $385,000 at December 31, 2012 and June 30, 2012, respectively, and deferred loan fees and costs of $500,000 and $709,000 at December 31, 2012 and June 30, 2012, respectively (in thousands):

	December 31, 2012	June 30, 2012
Loans receivable:
Residential construction	$2,216	$3,954
Lot and land development	11,458	18,431
1-4 family	438,097	383,167
Commercial real estate	257,514	326,997
Multifamily	48,654	20,110
Commercial loans	64,179	101,440
Consumer loans	1,704	1,943

	823,822	856,042
Allowance for probable loan losses	(18,637)	(22,402)

	$805,185	$833,640

At December 31, 2012 and June 30, 2012, the 1-4 family loans included $368,948,000 and $294,341,000, respectively, of purchased mortgage loans held for investment. The loans, which are subject to policies and procedures governing credit underwriting standards and funding requirements, consisted of participations and sub-participations in newly originated residential loans from various mortgage bankers nationwide purchased at par.

The analysis of the allowance for loan losses for the three and six-months ended December 31, 2012 and 2011 and the recorded investment in loans receivable at December 31, 2012 and 2011 were as follows (in thousands):

	Three-Months Ended December 31, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$187	$975	$3,205	$10,591	$2,819	$3,106	$9	$20,892
Charge-offs	—	—	(12)	(410)	—	(680)	—	(1,102)
Recoveries	17	54	13	20	—	188	5	297

Net charge-offs	17	54	1	(390)	—	(492)	5	(805)
Additions/(recapture) charged to operations	(69)	(355)	(447)	(2,433)	(988)	2,850	(8)	(1,450)

Balance at end of period	$135	$674	$2,759	$7,768	$1,831	$5,464	$6	$18,637

Ending balance: individually evaluated for impairment	$23	$177	$347	$1,179	$—	$2,157	$—	$3,883

Ending balance: collectively evaluated for impairment	$112	$497	$2,412	$6,589	$1,831	$3,307	$6	$14,754

Financing receivables:
Balance at end of period	$2,216	$11,458	$438,097	$257,514	$48,654	$64,179	$1,704	$823,822

Ending balance: individually evaluated for impairment	$632	$2,294	$10,909	$14,755	$—	$4,317	$—	$32,907

Ending balance: collectively evaluated for impairment	$1,584	$9,164	$427,188	$242,759	$48,654	$59,862	$1,704	$790,915

	Three-Months Ended December 31, 2011
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$1,410	$4,577	$5,089	$21,733	$3,014	$3,869	$18	$39,710
Charge-offs	(675)	(847)	—	(2,572)	(4,393)	(691)	(10)	(9,188)
Recoveries	15	53	15	1	—	30	—	114

Net charge-offs	(660)	(794)	15	(2,571)	(4,393)	(661)	(10)	(9,074)
Additions/(recapture) charged to operations	84	(413)	(553)	(1,959)	5,079	212	25	2,475

Balance at end of period	$834	$3,370	$4,551	$17,203	$3,700	$3,420	$33	$33,111

Ending balance: individually evaluated for impairment	$307	$451	$537	$3,740	$369	$692	$—	$6,096

Ending balance: collectively evaluated for impairment	$527	$2,919	$4,014	$13,463	$3,331	$2,728	$33	$27,015

Financing receivables:
Balance at end of period	$12,171	$31,880	$416,064	$390,410	$42,811	$143,245	$2,825	$1,039,406

Ending balance: individually evaluated for impairment	$4,822	$3,889	$4,729	$49,396	$17,342	$3,228	$13	$83,419

Ending balance: collectively evaluated for impairment	$7,349	$27,991	$411,335	$341,014	$25,469	$140,017	$2,812	$955,987

	Six-Months Ended December 31, 2012
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$350	$1,310	$3,235	$10,628	$2,866	$4,004	$9	$22,402
Charge-offs	—	(182)	(163)	(1,113)	—	(1,608)	—	(3,066)
Recoveries	36	187	69	83	—	371	5	751

Net charge-offs	36	5	(94)	(1,030)	—	(1,237)	5	(2,315)
Additions/(recapture) charged to operations	(251)	(641)	(382)	(1,830)	(1,035)	2,697	(8)	(1,450)

Balance at end of period	$135	$674	$2,759	$7,768	$1,831	$5,464	$6	$18,637

	Six-Months Ended December 31, 2011
	Residential Construction	Lot and Land Development	1-4 Family	Commercial Real Estate	Multifamily	Commercial	Consumer	Total
Allowance for credit losses:
Balance at beginning of period	$531	$3,168	$6,107	$28,306	$871	$5,417	$33	$44,433
Charge-offs	(1,020)	(1,887)	(184)	(4,055)	(6,053)	(1,159)	(10)	(14,368)
Recoveries	135	109	37	218	—	72	—	571

Net charge-offs	(885)	(1,778)	(147)	(3,837)	(6,053)	(1,087)	(10)	(13,797)
Additions/(recapture) charged to operations	1,188	1,980	(1,409)	(7,266)	8,882	(910)	10	2,475

Balance at end of period	$834	$3,370	$4,551	$17,203	$3,700	$3,420	$33	$33,111

As of December 31, 2012 and 2011, the ratio of loan loss allowance to ending loan balance, excluding purchased mortgage loans held for investment, was 4.10% and 4.55%, respectively. There is no loan loss allowance for purchased mortgage loans held for investment because they are held on average for 25 days or less, which substantially eliminates credit risk.

Loans receivable on non-accrual status as of December 31, 2012 and June 30, 2012 were as follows (in thousands):

	December 31, 2012	June 30, 2012
Residential construction	$627	$648
Lot and land development	1,904	2,965
1-4 family	8,472	18,443
Commercial real estate	8,302	12,175
Commercial loans	773	3,120
Consumer loans	—	3

	$20,078	$37,354

Loans are classified as non-performing when they are 90 days or more past due as to principal or interest or when reasonable doubt exists as to timely collectibility. The Bank uses a standardized review process to determine which loans should be placed on non-accrual status. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest income on non-accrual loans is subsequently recognized to the extent cash payments are received for loans where full collection is likely. For loans where full collection is not likely, interest payments are applied to the outstanding principal and income is only recognized if full payment is made. The average recorded investment in non-accrual loans at December 31, 2012 and June 30, 2012 was approximately $30,815,000 and $51,663,000, respectively. Interest income recorded on non-accrual loans prior to being placed on non-accrual status totaled approximately $0 and $15,000 for the three and six-months ended December 31, 2012, respectively, and $13,000 and $192,000 for the three and six-months ended December 31, 2011, respectively.

The following tables highlight the Bank’s recorded investment and unpaid principal balance for impaired loans by type as well as the related allowance, average recorded investment and interest income recognized as of December 31, 2012 and June 30, 2012 (in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
December 31, 2012
With no related allowance recorded:
Residential construction	$400	$445	$—	$488	$—
Lot and land development	143	378	—	1,383	—
1-4 family	2,618	3,634	—	11,854	—
Commercial real estate	6,139	9,060	—	8,174	43
Commercial loans	1,150	1,906	—	1,590	13
Consumer loans	—	—	—	1	—

	10,450	15,423	—	23,490	56

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
December 31, 2012
With an allowance recorded:
Residential construction	$232	$267	$23	$157	$—
Lot and land development	2,151	2,340	177	1,353	17
1-4 family	8,291	8,898	347	5,766	70
Commercial real estate	8,616	8,810	1,179	12,945	133
Commercial loans	3,167	3,157	2,157	1,177	65

	22,457	23,472	3,883	21,398	285

December 31, 2012
Total
Residential construction	$632	$712	$23	$645	$—
Lot and land development	2,294	2,718	177	2,736	17
1-4 family	10,909	12,532	347	17,620	70
Commercial real estate	14,755	17,870	1,179	21,119	176
Commercial loans	4,317	5,063	2,157	2,767	78
Consumer loans	—	—	—	1	—

	$32,907	$38,895	$3,883	$44,888	$341

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs that were previously recognized.

(2)	Represents the average recorded investment for the six-months ended December 31, 2012.
(3)	Represents interest income recognized on impaired loans for the six-months ended December 31, 2012.

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2012
With no related allowance recorded:
Residential construction	$648	$648	$—	$2,525	$—
Lot and land development	2,964	3,408	—	6,514	32
1-4 family	17,938	20,387	—	8,540	89
Commercial real estate	10,715	13,662	—	14,308	127
Multifamily	—	—	—	6,659	—
Commercial loans	1,738	2,361	—	4,157	5
Consumer loans	2	9	—	30	—

	34,005	40,475	—	42,733	253

June 30, 2012
With an allowance recorded:
Residential construction	—	—	—	1,473	—
Lot and land development	691	700	92	1,084	33
1-4 family	1,822	1,843	120	1,866	7
Commercial real estate	13,345	13,345	1,736	24,174	490
Multifamily	—	—	—	4,831	—
Commercial loans	1,183	1,183	495	1,047	7
Consumer loans	1	1	1	—	—

	17,042	17,072	2,444	34,475	537

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance	Average Recorded Investment(2)	Interest Income Recognized(3)
June 30, 2012
Total
Residential construction	$648	$648	$—	$3,998	$—
Lot and land development	3,655	4,108	92	7,598	65
1-4 family	19,760	22,230	120	10,406	96
Commercial real estate	24,060	27,007	1,736	38,482	617
Multifamily	—	—	—	11,490	—
Commercial loans	2,921	3,544	495	5,204	12
Consumer loans	3	10	1	30	—

	$51,047	$57,547	$2,444	$77,208	$790

(1)

The difference between the unpaid principal balance and the recorded investment of impaired loans with no related allowance recorded is primarily comprised of partial charge-offs that were previously recognized.

(2)	Represents the average recorded investment for the fiscal year ended June 30, 2012.
(3)	Represents interest income recognized on impaired loans for the fiscal year ended June 30, 2012.

In compliance with the Order to Cease and Desist, Order No. WN-11-003, effective February 4, 2011 (the “Order”) until terminated on January 14, 2013, the Bank implemented processes to continuously monitor the credit quality of its loan portfolio as well as compliance with both internal policies and regulatory guidance. These processes include the development of an internal credit review department and the use of external credit review consultants. Reports provided by these groups to management and the Board assisted in overall risk mitigation for the Bank’s loan portfolio and with compliance with the Order. See “Cease and Desist Order with the Office of the Comptroller of the Currency.”

The Bank prepares a criticized and classified loan report that it uses to assist in calculating an adequate allowance for loan losses. The following tables summarize this report and highlight the overall quality of the Bank’s financing receivables as of December 31, 2012 and June 30, 2012 (in thousands):

	Pass	Special Mention(1)	Substandard(2)	Total
December 31, 2012
Residential construction	$1,590	$—	$626	$2,216
Lot and land development	8,015	4	3,439	11,458
1-4 family	426,912	2,055	9,130	438,097
Commercial real estate	214,111	11,035	32,368	257,514
Multifamily	47,953	—	701	48,654
Commercial loans	53,467	4,968	5,744	64,179
Consumer loans	1,704	—	—	1,704

	$753,752	$18,062	$52,008	$823,822

	Pass	Special Mention(1)	Substandard(2)	Total
June 30, 2012
Residential construction	$3,306	$—	$648	$3,954
Lot and land development	11,511	1,131	5,789	18,431
1-4 family	359,041	1,634	22,492	383,167
Commercial real estate	268,931	15,372	42,694	326,997
Multifamily	18,220	1,176	714	20,110
Commercial loans	93,626	1,729	6,085	101,440
Consumer loans	1,940	—	3	1,943

	$756,575	$21,042	$78,425	$856,042

(1)	These loans are currently protected by the current sound worth and paying capacity of the obligor, but have a potential weakness that would create a higher credit risk.
(2)

These loans exhibit well-defined weaknesses that could jeopardize the ultimate collection of all or part of the debt. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate for substandard assets, does not have to exist in individual assets classified as “Substandard.”

The following tables highlight the age analysis of the Bank’s past due financing receivables as of December 31, 2012 and June 30, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
December 31, 2012
Residential construction	$—	$—	$—	$—	$2,216	$2,216	$—
Lot and land development	680	199	1,035	1,914	9,544	11,458	—
1-4 family	1,684	469	3,115	5,268	432,829	438,097	—
Commercial real estate	5,072	256	433	5,761	251,753	257,514	—
Multifamily	—	—	—	—	48,654	48,654	—
Commercial loans	506	521	403	1,430	62,749	64,179	—
Consumer loans	—	—	—	—	1,704	1,704	—

	$7,942	$1,445	$4,986	$14,373	$809,449	$823,822	$—

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
June 30, 2012
Residential construction	$—	$—	$648	$648	$3,306	$3,954	$—
Lot and land development	121	218	2,183	2,522	15,909	18,431	—
1-4 family	918	1,991	3,205	6,114	377,053	383,167	—
Commercial real estate	5,016	1,517	3,916	10,449	316,548	326,997	—
Multifamily	—	—	—	—	20,110	20,110	—
Commercial loans	1,306	926	498	2,730	98,710	101,440	—
Consumer loans	2	—	1	3	1,940	1,943	—

	$7,363	$4,652	$10,451	$22,466	$833,576	$856,042	$—

In certain circumstances, the Bank modifies the terms of its loans to a troubled borrower. Modifications may include extending the maturity date, reducing the stated interest rate, rescheduling future cash flows or some combination thereof. The Bank accounts for the modification as a troubled debt restructuring (“TDR”).

Loans that have been modified in a TDR are considered restructured until paid in full. These loans, including loans restructured in the prior 12 months that defaulted during the period, are individually evaluated for impairment taking into consideration payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. A specific allowance for an impaired loan that has been modified in a TDR is established when the loan’s fair value is lower than its recorded investment. In addition, the historical loss rate of loans modified in TDRs, by portfolio segment, is factored into the formula utilized to determine the general allowance for probable loan losses.

The table below presents the recorded investment in loans modified in TDRs as of December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012	June 30, 2012
Residential construction	$632	$—
Lot and land development	4,470	1,902
1-4 family	7,696	14,364
Commercial real estate	1,491	1,450
Commercial	593	411
	$14,882	$18,127

The allowance for loan losses associated with loans modified in TDRs as of December 31, 2012 and June 30, 2012, was $437,000 and $168,000, respectively. The recorded investment includes $4,696,000 and $3,102,000 of loans on accrual status as of December 31, 2012 and June 30, 2012, respectively. Loans modified in TDRs are placed on accrual status when a reasonable period of payment performance by the borrower demonstrates the ability and capacity to meet the restructured terms.

The following table summarizes the financial effects of loan modifications accounted for as TDRs that occurred during the three and six-months ended December 31, 2012 and 2011 (dollars in thousands):

	Three-Months Ended December 31, 2012			Six-Months Ended December 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
Residential construction	4	$648	$648	4	$648	$648
Lot and land development	—	—	—	7	3,228	3,228
1-4 family	4	895	882	5	1,308	1,295
Commercial real estate	2	96	96	2	96	96
Commercial	1	213	213	1	213	213

	11	$1,852	$1,839	19	$5,493	$5,480

	Three-Months Ended December 31, 2011			Six-Months Ended December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
1-4 family	1	$370	$370	1	$370	$370
Commercial	—	—	—	2	600	600

	1	$370	$370	3	$970	$970

(1)	Post modification balances include direct charge-offs recorded at the time of modification.

The table below summarizes the type of loan modification made and the post modification outstanding recorded investment for TDRs during the three and six-months ended December 31, 2012 and 2011 (in thousands):

	Amount of Loan Modifications
Type of Modification	Three-Months Ended December 31, 2012	Six-Months Ended December 31, 2012
Maturity date extension	$—	$114
Reduction of the stated interest rate	60	60
Rescheduled future cash flows	—	705
Combination of maturity date extension and rescheduling of future cash flows	701	2,646
Combination of maturity date extension and reduction of the stated interest rate	—	26
Combination of maturity date extension, reduction of the stated interest rate, and rescheduling of future cash flows	1,078	1,929

	$1,839	$5,480

Type of Modification	Three-Months Ended December 31, 2011	Six-Months Ended December 31, 2011
Maturity date extension	$370	$970

Loan modifications accounted for as TDRs within the previous 12 months that subsequently defaulted (a payment default is defined as a loan 60 days or more past due) during the three and six-months ended December 31, 2012 and 2011 are summarized in the following table (dollars in thousands):

	Three-Months Ended December 31, 2012		Six-Months Ended December 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
1-4 family	2	$1,896	2	$1,896

	Three-Months Ended December 31, 2011		Six-Months Ended December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$128	1	$128

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned and securities sold, not yet purchased at December 31, 2012 and June 29, 2012 consisted of the following (in thousands):

	December 31, 2012	June 29, 2012
Securities owned
Corporate equity securities	$1,335	$1,312
Municipal obligations	170,184	117,868
U.S. government and government agency obligations	37,643	41,329
Corporate obligations	126,701	59,092
Other	5,922	11,550

	$341,785	$231,151

Securities sold, not yet purchased
U.S. government and government agency obligations	$21,691	$30,462
Corporate obligations	64,127	39,348
Other	119	345

	$85,937	$70,155

Securities owned and securities sold, not yet purchased are carried at fair value. See additional discussion in “Fair Value of Financial Instruments.”

Some of these securities were pledged to secure short-term borrowings and securities lending activities (see “Short-Term Borrowings”) and as security deposits at clearing organizations for SWS’s clearing business. At December 31, 2012 and June 29, 2012, securities pledged as security deposits at clearing organizations were $2,000,000 and $1,850,000, respectively.

SECURITIES HELD TO MATURITY

Securities held to maturity consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Government National Mortgage Association (“GNMA”) securities	$21,714	$25,904

In March 2011, the Bank purchased GNMA securities at a cost of $35,525,000, including a premium of $525,000. The premium is amortized over the period from the date of purchase to the stated maturity date (15 years) of the GNMA securities using the interest method. These securities are classified as held to maturity and are accounted for at amortized cost. The weighted average yield on this investment is expected to be 2.4% and the weighted average maturity is expected to be 2.5 years.

The Bank recorded $32,000 and $61,000 in amortization of the premiums during the three and six-months ended December 31, 2012, respectively, and received $2,306,000 and $4,488,000 of principal and interest payments, respectively, recording $172,000 and $359,000, respectively, in interest.

During the three and six-months ended December 31, 2011, the Bank recorded $58,000 and $98,000, respectively, in amortization of the premium and received $2,357,000 and $4,028,000 of principal and interest payments, respectively, recording $236,000 and $478,000, respectively, in interest.

The amortized cost, estimated fair value and unrecognized holding gain of securities held to maturity at December 31, 2012, by contractual maturity date, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Securities Held to Maturity
	Amortized Cost	Fair Value	Unrecognized Holding Gain
Due after ten years	$21,714	$22,518	$804

SECURITIES PURCHASED/SOLD UNDER AGREEMENTS TO RESELL/REPURCHASE

At December 31, 2012, SWS held reverse repurchase agreements totaling $33,435,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $33,391,000. At June 29, 2012, SWS held reverse repurchase agreements totaling $25,186,000, collateralized by U.S. government and government agency obligations with a fair value of approximately $25,036,000.

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Interest on these amounts is accrued and is included in the Consolidated Statements of Financial Condition in other liabilities. Securities sold under repurchase agreements at December 31, 2012 and June 29, 2012 were $32,314,000 and $27,465,000, respectively.

SECURITIES AVAILABLE FOR SALE

SWS Group owns shares of common stock of Westwood Group, Inc. (“Westwood”), which it classifies as securities available for sale. In addition to the shares of common stock owned by SWS Group, the Bank owns U.S. government and government agency and municipal obligations that are available for sale. The unrealized holding gains (losses), net of tax, related to these securities are recorded as a separate component of stockholders’ equity on the Consolidated Statements of Financial Condition.

At June 29, 2012, SWS Group also owned shares of common stock of U.S. Home Systems, Inc. (“USHS”). On October 26, 2012, a special meeting of the stockholders of USHS was held requesting an affirmative vote of the stockholders to adopt a proposed acquisition agreement, among other proposals. USHS announced on October 29, 2012 that the acquisition agreement between USHS and The Home Depot, Inc. was approved and that, as a result, all outstanding shares of its common stock, including the shares of USHS common stock held by SWS, would be purchased for a price of $12.50 per share. SWS Group’s shares were purchased in November 2012 and as a result, the Company recognized a realized gain of $3,550,000 in net gains on principal transactions and a $3,550,000 ($2,308,000 net of tax) reclassification adjustment from accumulated other comprehensive income.

The following table summarizes the cost of equity securities, amortized cost of debt securities and market value of these investments at December 31, 2012 and June 29, 2012 and for the Bank at December 31, 2012 and June 30, 2012 (dollars in thousands):

	Shares Held	Original/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Market Value
December 2012
Westwood	3,405	$7	$163	$—	$(31)	$139
U.S. government and government agency obligations	N/A	322,778	3,350	(240)	—	325,888
Municipal obligations	N/A	13,084	63	(23)	—	13,124

Securities available for sale		$335,869	$3,576	$(263)	$(31)	$339,151

	Shares Held	Original/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
June 2012
USHS	357,154	$914	$2,711	$—	$3,625
Westwood	4,216	7	150	—	157
U.S. government and government agency obligations	N/A	299,762	1,525	(216)	301,071
Municipal obligations	N/A	2,963	—	(27)	2,936

Securities available for sale		$303,646	$4,386	$(243)	$307,789

In fiscal 2013 and 2012, the Bank purchased U.S. government, government agency and municipal obligations at a cost of $88,157,000 and $384,730,000, including a net premium of $2,148,000 and $8,387,000, respectively. The premium is amortized over the period from the date of purchase to the stated maturity date (weighted average of 3.71 years at December 31, 2012 and 4.04 years at June 30, 2012) using the interest method. The Bank sold $24,557,000 in securities during the second quarter of fiscal 2013, recognizing a gain of $95,000 in other revenue and a $62,000 ($95,000 net of tax) reclassification adjustment from accumulated other comprehensive income.

The Bank recorded $515,000 and $908,000 in amortization of the premiums during the three and six-months ended December 31, 2012, respectively, and received $13,040,000 and $21,156,000 of principal and interest payments, respectively, recording $1,955,000 and $3,593,000, respectively, in interest. During the three and six-months ended December 31, 2011, the Bank recorded $187,000 and $220,000, respectively, in amortization of premium and the Bank received $3,437,000 and $3,733,000, respectively, in principal and interest payments, recording $555,000 and $612,000, respectively, in interest income.

During the first quarter of fiscal 2013, the issuer redeemed $12,000,000 of U.S. government agency securities, purchased at a discount in fiscal 2012, at par, resulting in a gain of $7,000.

INVESTMENTS AND VARIABLE INTEREST ENTITIES

Investments.

SWS has interests in three investment partnerships that it accounts for under the equity method, which approximates fair value. One is a limited partnership venture capital fund in which SWS has invested $5,000,000. Based on a review of the fair value of this limited partnership interest, SWS determined that its share of the investments made by the limited partnership should be valued at $1,356,000 at December 31, 2012 and $1,494,000 at June 29, 2012. SWS did not record a loss or gain on this investment for the three-months ended December 31, 2012 and recorded a net gain for the six-months ended December 31, 2012 of $32,000. In comparison, during the three and six-months ended December 30, 2011, SWS recorded net gains of $4,000 and $7,000, respectively. In August 2012, SWS received a cash distribution of $170,000 from this investment. The limited partnership venture capital fund has entered into an agreement with the small business administration (SBA) for a self-liquidation plan.

The other two investments are limited partnership equity funds to which the Bank committed $3,000,000 in fiscal 2007 and $2,000,000 in fiscal 2009 as a cost effective way of meeting its obligations under the Community Reinvestment Act of 1977 (“CRA”). As of December 31, 2012 and June 30, 2012, the Bank had invested $468,000 and $2,400,000, respectively, of its aggregate $5,000,000 commitment to the two funds. During the three and six-months ended December 31, 2012, the Bank recorded net gains of $936,000 and $986,000, respectively, related to these investments. In comparison, during the three and six-months ended December 31, 2011, the Bank recorded net gains of $162,000 and $196,000, respectively. In the second quarter of fiscal 2013 and 2012, the Bank received cash distributions of $1,932,000 and $517,000, respectively, from this investment. On January 28, 2009, the Bank executed a loan agreement with one of the partnerships for $4,500,000. The loan was amended on November 16, 2009 to increase the note amount to $5,000,000. The loan was renewed on September 26, 2012 with a maturity date of January 2, 2013. At December 31, 2012, the loan was paid off. The Bank earned approximately $55,000 and $111,000 in interest income for the three and six-months ended December 31, 2012, respectively, and $56,000 and $119,000 in interest income in the three and six-months ended December 31, 2011, respectively, on the loan. On December 31, 2012, the Bank executed a new loan agreement with one of the partnerships for $5,000,000 with a maturity date of December 31, 2015. At December 31, 2012, the outstanding balance was $2,953,000. The loan bears interest at a rate of 4.25% and interest is due monthly.

In April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA. The Bank has committed to invest $3,000,000 in the fund. This investment is subject to the Volcker Rule as described in “Commitments, Contingencies and Guarantees – Venture Capital Funds.” As of December 31, 2012, no contributions had been made to this investment.

Variable Interest Entities.

The Company’s variable interest entity (“VIE”) policies are discussed in “Note 11, Investments and Variable Interest Entities” of the Fiscal 2012 Form 10-K.

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

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in unconsolidated VIEs as of December 31, 2012 and June 30, 2012 (dollars in thousands):

	December 31, 2012			June 30, 2012
	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
Loans to commercial borrowers	11	$7,163	$5,637	5	$2,766	$1,339

The carrying amount of the Company’s recorded investment in these loans is included in loans, net of allowance for loan losses in the Consolidated Statements of Financial Condition. See additional discussion in “Loans and Allowance for Probable Loan Losses” for information related to the loans modified in TDRs.

REO AND OTHER REPOSSESSED ASSETS

REO and other repossessed assets are valued at the lower of cost or market, less a selling discount and are included in other assets in the Consolidated Statements of Financial Condition. For those investments where the REO is valued at market, the value is determined by third party appraisals or if the REO is subject to a sales contract, by the accepted sales amount. In addition, under certain circumstances, the Bank adjusts appraised values to more accurately reflect the economic conditions of the area at the time of valuation or to reflect changes in market value occurring subsequent to the appraisal date. The amount of subsequent write-downs required to reflect current fair value was $367,000 and $926,000 for the three and six-months ended December 31, 2012, respectively, and $201,000 and $775,000 for the three and six-months ended December 31, 2011, respectively.

SHORT-TERM BORROWINGS

Brokerage.

Uncommitted lines of credit

Southwest Securities has credit arrangements with commercial banks, which include broker loan lines up to $375,000,000. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts, receivables in customers’ margin accounts and underwriting activities. These lines may also be used to release pledged collateral against day loans. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. These arrangements can be terminated at any time by the lender. Any outstanding balance under these credit arrangements is due on demand and bears interest at rates indexed to the federal funds rate (0.09% at December 31, 2012 and June 29, 2012). The total amount of borrowings available under these lines of credit is reduced by the amount available under the options trading unsecured letter of credit, referenced below. At December 31, 2012, the amount outstanding under these secured arrangements was $136,000,000, which was collateralized by securities held for firm accounts valued at $219,464,000. At June 29, 2012, the amount outstanding under these secured arrangements was $22,500,000, which was collateralized by securities held for firm accounts valued at $80,125,000.

At December 31, 2012 and June 29, 2012, Southwest Securities had a $20,000,000 unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding on the line and under any unsecured letters of credit at the time of borrowing. At December 31, 2012 and June 29, 2012, there were no amounts outstanding on this line. At December 31, 2012 and June 29, 2012, the total amount available for borrowing was $20,000,000.

Committed lines of credit

On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45,000,000 committed revolving credit facility. The commitment fee is 37.5 basis points per annum, and when drawn, the interest rate is equal to the federal funds rate plus 125 basis points. The agreement requires Southwest Securities to maintain a tangible net worth of at least $150,000,000. The agreement was renewed on January 24, 2013 and has the same terms as the initial agreement. As of December 31, 2012 and June 29, 2012, there was $45,000,000 outstanding under the committed revolving credit facility. The secured borrowing was collateralized by securities with a value of $73,649,000 and $71,277,000 at December 31, 2012 and June 29, 2012, respectively.

Unsecured letters of credit

As of December 31, 2012 and June 29, 2012, SWS had an irrevocable letter of credit agreement pledged to support customer open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at a rate of 0.5% per annum and is renewable semi-annually. If drawn, the letter of credit bears interest at a rate of 0.5% per annum plus a fee. At December 31, 2012 and June 29, 2012, the maximum amount available under this letter of credit agreement was $75,000,000. At December 31, 2012 and June 29, 2012, the Company had outstanding, undrawn letters of credit of $60,000,000 and $63,000,000, respectively, bearing interest at a rate of 0.5% per annum. The letter of credit was fully collateralized by marketable securities held in client and non-client margin accounts with a value of $77,718,000 and $86,107,000 at December 31, 2012 and June 29, 2012, respectively.

In addition to using customer securities to collateralize short-term borrowings, SWS also loans client securities as collateral in conjunction with SWS’s securities lending activities. At December 31, 2012, approximately $340,290,000 of client securities under customer margin loans were available to be pledged, of which SWS had pledged $22,067,000 under securities loan agreements. At June 29, 2012, approximately $335,453,000 of client securities under customer margin loans were available to be pledged, of which SWS had pledged $38,870,000 under securities loan agreements.

Banking.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line is due on demand and bears interest at a rate equal to the federal funds target rate plus 50 basis points. At December 31, 2012 and June 30, 2012, the total amount available under this line was $29,878,000 and $61,956,000, respectively. There was no amount outstanding at December 31, 2012 and June 30, 2012.

DEPOSITS

The Bank’s deposits at December 31, 2012 and June 30, 2012 consisted of the following (dollars in thousands):

	December 31, 2012		June 30, 2012
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$54,303	5.2%	$55,403	5.2%
Interest bearing demand accounts	9,762	0.9	8,862	0.8
Savings accounts	931,582	89.0	934,636	88.0
Limited access money market accounts	17,954	1.7	26,232	2.5
Certificates of deposit, less than $100,000	19,960	1.9	21,680	2.0
Certificates of deposit, $100,000 and greater	13,076	1.3	15,420	1.5

	$1,046,637	100.0%	$1,062,233	100.0%

The weighted average interest rate on the Bank’s deposits was approximately 0.05% at December 31, 2012 and 0.07% at June 30, 2012.

At December 31, 2012, the scheduled maturities of certificates of deposit were as follows (in thousands):

	1 Year or Less	> 1 Year Through 2 Years	> 2 Years Through 3 Years	> 3 Years Through 4 Years	Thereafter	Total
Certificates of deposit, less than $100,000	$13,726	$3,054	$2,796	$146	$238	$19,960
Certificates of deposit, $100,000 and greater	8,765	2,161	1,838	110	202	13,076

	$22,491	$5,215	$4,634	$256	$440	$33,036

The Bank is funded primarily by core deposits, with interest bearing savings accounts from Southwest Securities’ customers making up a significant source of these deposits.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At December 31, 2012 and June 30, 2012, advances from the FHLB were due as follows (in thousands):

	December 31, 2012	June 30, 2012
Maturity:
Due in one year	$14,061	$9,267
Due in two years	14,989	26,491
Due in five years	8,973	6,721
Due in seven years	4,615	4,850
Due in ten years	8,044	8,304
Due in twenty years	11,531	13,008

Restructuring prepayment penalty	62,213 (155)	68,641 —

	$62,058	$68,641

The advances from the FHLB had interest rates ranging from less than 1% to 7% and were collateralized by approximately $184,216,000 in qualifying loans at December 31, 2012 (calculated at September 30, 2012). At June 30, 2012 (calculated at March 31, 2012), the advances from the FHLB had interest rates ranging from 2% to 7% and were collateralized by approximately $382,000,000 in qualifying loans. The weighted average interest rate was 4.1% at December 31, 2012 and 4.4% at June 30, 2012, respectively.

During fiscal 2013, the Bank restructured a portion of its fixed-rate FHLB advances with lower-cost FHLB advances. Upon restructuring, the Bank incurred a $166,000 prepayment penalty, which is being amortized using the effective interest method over the contractual term of the restructured advances. Amortization expense for the three and six-months ended December 31, 2012 was $11,000.

At December 31, 2012, the Bank had net borrowing capacity with the FHLB of $122,002,000.

DEBT ISSUED WITH STOCK PURCHASE WARRANTS

On March 20, 2011, the Company entered into a Funding Agreement (the “Funding Agreement”) with Hilltop and Oak Hill. On July 29, 2011, after receipt of stockholder and regulatory approval, the Company completed the following transactions contemplated by the Funding Agreement:

•	entered into a $100,000,000, five year, unsecured loan from Hilltop and Oak Hill under the terms of a credit agreement;

•	issued Warrants to Hilltop and Oak Hill for the purchase of up to 17,391,304 shares of the Company’s common stock; and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to the Company’s Board of Directors for so long as each owns 9.9% or more of the outstanding shares of the Company’s common stock or securities convertible into at least 9.9% of the outstanding shares of the Company’s common stock.

At July 29, 2011, in connection with the loans made by Hilltop and Oak Hill under the credit agreement, the Company issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Non-Voting Perpetual Participating Preferred Stock, Series A (the “Series A Preferred Stock”)) and warrants to Oak Hill to purchase up to 8,695,652 shares of common stock (and in certain cases described below, shares of Series A Preferred Stock). These Warrants are exercisable for five years and have a fixed exercise price of $5.75 per share, subject to standard anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into certain business combinations. In addition, the Warrants have a weighted average anti-dilution adjustment in the event the Company issues shares of common stock at less than 90% of the market price of the Company’s common stock on the date prior to the pricing of such shares. For each of Hilltop and Oak Hill, the Warrants represent approximately 17% of the Company’s common stock as of December 31, 2012 (assuming that each of Hilltop and Oak Hill exercises its Warrant in full).

The Warrants provide that the Company would only issue shares of Series A Preferred Stock upon the exercise of Warrants if it is necessary to prevent Hilltop or Oak Hill from owning or being deemed to own shares of the Company’s common stock in excess of the “Ownership Limit” provided in the Warrants. The “Ownership Limit” is 24.9% of any class of the securities of the Company or such level that Hilltop or Oak Hill reasonably determines would prevent them from being deemed to control the Company for purposes of the federal banking laws and regulations specified in the Warrants. No shares of Series A Preferred Stock were issued or outstanding at December 31, 2012 and June 29, 2012, respectively. See additional discussion concerning the Series A Preferred Stock in “Preferred Stock.”

The Warrants are recorded as a liability in the Consolidated Statements of Financial Condition at fair value. The initial valuation of the Warrants used a binomial valuation model and a closing stock price of $5.45 per share at July 29, 2011 indicated a fair value of $24,136,000. At December 31, 2012 and June 29, 2012, the Warrants were valued at $24,234,000 and $27,810,000, respectively. The change in fair value for the three and six-months ended December 31, 2012 of $11,761,000 and $3,576,000, respectively, was reflected as an unrealized gain on Warrants valuation on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). For the three and six-months ended December 30, 2011, the change in fair value of $19,262,000 and $19,433,000, respectively, was recorded as unrealized loss on Warrants valuation on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The Warrants are classified as Level 3 in the fair value hierarchy as disclosed in “Fair Value of Financial Instruments.”

The loan is recorded as a liability with an 8% interest rate, a five year term and an effective interest rate of 14.9%. At July 29, 2011, the discount on the loan was initially valued at $24,136,000 and is being accreted using the effective interest method. For the three and six-months ended December 31, 2012, the Company recorded $987,000 and $1,939,000, respectively, in accretion expense on the discount. In comparison, for the three and six-months ended December 30, 2011, the Company recorded $852,000 and $1,411,000, respectively, in accretion expense on the discount. The resulting long-term debt balance at December 31, 2012 and June 29, 2012 was $81,015,000 and $79,076,000, respectively. For the three and six-months ended December 31, 2012, interest expense on the loan to Hilltop and Oak Hill was $2,000,000 and $4,000,000, respectively while interest expense on the loan to Hilltop and Oak Hill for the three and six-months ended December 30, 2011 was $2,000,000 and $3,356,000, respectively.

At July 29, 2011, legal and accounting fees, printing costs and other expenses associated with the loan and Warrants totaled $2,459,000 and are being amortized using the straight-line method, which approximates the effective interest method, over the term of the loan. For the three and six-months ended December 31, 2012, interest expense charged to operations was $123,000 and $246,000, respectively, while interest expense charged to operations for the three and six-months ended December 30, 2011 was $123,000 and $205,000, respectively.

The Company recorded total interest expense for this obligation for the three and six-months ended December 31, 2012, on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) of $3,110,000 and $6,185,000, respectively, while total interest expense for this obligation for the three and six-months ended December 30, 2011 was $2,975,000 and $4,972,000, respectively.

The credit agreement contains customary covenants which require the Company to, among other things:

•

maintain a tangible net worth at least equal to the sum of $275,000,000 and 20% of cumulative consolidated net income (as defined in the credit agreement) for each fiscal quarter for which consolidated net income is positive;

•	maintain a minimum unrestricted cash balance (as defined in the credit agreement) of at least $4,000,000;

•	maintain an excess net capital balance at Southwest Securities of at least $100,000,000 as of the end of each calendar month;

•	adhere to the requirements of the Order; and

•

at any time that the order is not in effect, maintain a total risk-based capital ratio, Tier I risk-based capital ratio and leverage ratio for the Bank that ensures the Bank is considered well capitalized or is required by federal law or regulation or action or directive by the Federal Reserve Board.

In addition, the covenants limit the Company’s and certain of the Company’s subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	dispose of or acquire certain assets;

•	pay dividends on the Company’s capital stock;

•	make investments, including acquisitions; and

•	enter into transactions with affiliates.

There were no events of default in the first half of fiscal 2013.

INCOME TAXES

Income tax expense (benefit) for the three and six-months ended December 31, 2012 and December 30, 2011 (included an effective rate of 33.6% and 37.7% in the three-month periods ended December 31, 2012 and December 30, 2011, respectively, and 28.2% and 34.3% in the six-months ended December 31, 2012 and December 30, 2011, respectively) differs from the amount that would otherwise have been calculated by applying the federal corporate tax rate (35% in fiscal 2013 and 2012) to income (loss) before income tax expense (benefit) and is comprised of the following (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31,	December 30,	December 31,	December 30,
	2012	2011	2012	2011
Income tax expense (benefit) at the statutory rate	$5,463	$(8,057)	$2,302	$(6,764)
Tax exempt interest	(258)	(221)	(504)	(433)
Tax exempt income from company-owned life insurance (“COLI”)	99	(201)	(107)	298
State income taxes, net of federal tax benefit	(370)	(534)	(349)	(173)
Non-deductible meals and entertainment	42	40	79	72
Non-deductible compensation	266	253	516	627
Valuation allowance	—	81	—	(184)
Other, net	(1)	(43)	(84)	(81)

	$5,241	$(8,682)	$1,853	$(6,638)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2012 and June 29, 2012 are presented below (in thousands):

	December 31,	June 29,
	2012	2012
Deferred tax assets:
Employee compensation plans	$10,205	$12,704
Allowance for probable loan losses	5,173	7,131
Bad debt reserve	2,217	2,078
Deferred rent	1,603	1,608
Deferred income on loans	640	582
REO	550	—
Investment in unconsolidated ventures	915	915
Long-term debt	—	1,262
State taxes	956	1,152
Other	892	645

Gross deferred tax assets	23,151	28,077
Valuation allowance	(872)	(872)

Net deferred tax asset	$22,279	$27,205
Deferred tax liabilities:
Securities available for sale	$(1,102)	$(1,462)
Extraordinary gain related to the M.L. Stern & Co., LLC acquisition	(239)	(239)
Fixed assets, net	(648)	(668)
REO	—	(387)
Investment in unconsolidated ventures	(989)	(742)
Long-term debt	(21)	—
Other	(53)	(56)

Total gross deferred tax liabilities	(3,052)	(3,554)

Net deferred tax assets – included in other assets on the Consolidated Statements of Financial Condition	$19,227	$23,651

At December 31, 2012, the Company’s deferred tax assets included $915,000 and $5,173,000 related to capital losses from investments in various partnership assets and the allowance for probable loan losses at the Bank, respectively. At June 29, 2012, the balances for these deferred tax assets were $915,000 and $7,131,000, respectively. To use the deferred tax asset related to the capital losses from investments, the Company must generate sufficient capital gain income within the carry-back and carry-forward period available under the tax law. As of December 31, 2012, the Company did not believe it was more likely than not that it would generate sufficient capital gain income to offset all of its capital losses. Accordingly, the Company has an $872,000 valuation allowance to reflect the amount of the deferred tax assets that it believes is more likely than not to not be recognized. This valuation allowance was unchanged from June 29, 2012. For the deferred tax asset related to the allowance for probable loan losses at the Bank, management believes it is more likely than not that the Company will realize this deferred tax asset due to the Company’s earnings history and management’s belief that the loss that created the deferred asset was an aberration rather than a continuing condition. In addition, management considered its expectation that the Company’s other subsidiaries will be profitable and generate future taxable income at the consolidated level. The amount of deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carry-forward period are reduced.

At December 31, 2012, the Company had approximately $591,000 of unrecognized tax benefits. The Company’s net liability for unrecognized tax benefits decreased $534,000 from June 29, 2012 to December 31, 2012 primarily due to decreases related to the expiration of the statute of limitations related to tax positions taken on previously filed returns. While the Company expects that the net liability for uncertain tax positions will change during the next 12 months, the Company does not believe that the change will have a significant impact on its consolidated financial position or results of operations.

The Company recognizes interest and penalties on income taxes in income tax expense. Included in the net liability is accrued interest and penalties of $85,000, net of federal benefit, as of December 31, 2012 and $280,000, net of federal benefit, as of June 29, 2012. For the three and six-months ended December 31, 2012, the Company recognized approximately $216,000 and $195,000, net of federal benefit, respectively, in interest and penalties in income tax expense, while the Company recognized approximately $57,000 and $31,000, net of federal benefit, respectively, in interest and penalties in income tax expense for the three and six-months ended December 30, 2011. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense was approximately $506,000 as of December 31, 2012 and $845,000 as of June 29, 2012.

With limited exceptions, SWS is no longer subject to U.S. federal, state or local tax audits by taxing authorities for years preceding 2008. Examinations continue by two state agencies for the Company’s tax years ended December 31, 2008 through 2010. The examination of the Company’s federal tax returns for 2008 through 2010 is expected to continue until early 2013.

REGULATORY CAPITAL REQUIREMENTS

Brokerage.

At December 31, 2012 and June 29, 2012, the net capital position of Southwest Securities was as follows (in thousands):

	December 31, 2012	June 29, 2012
Net capital	$121,776	$150,328
Less: required net capital	6,592	6,693

Excess net capital	$115,184	$143,635

Net capital as a percent of aggregate debit items	37.0%	44.9%

Net capital in excess of 5% aggregate debit items	$105,295	$133,595

At December 31, 2012 and June 29, 2012, the net capital position of SWS Financial was as follows (in thousands):

	December 31, 2012	June 29, 2012
Net capital	$766	$651
Less: required net capital	250	250

Excess net capital	$516	$401

For more information, see the discussion in “Note 18, Regulatory Capital Requirements” in the Fiscal 2012 Form 10-K.

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

On February 4, 2011, the Board of Directors of the Bank signed a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulation”) and the Office of Thrift Supervision (the “OTS”) issued the Order, which was subsequently administered by the OCC. At December 31, 2012, as a result of the issuance of the Order, the Bank was deemed to be “adequately capitalized” as the Bank no longer met the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios met or exceeded all applicable requirements under federal law to be defined as a well-capitalized institution. See additional discussion in “Cease and Desist Order with the Office of the Comptroller of the Currency.” As of December 31, 2012, the Bank’s total risk-based capital ratio was 19.3%, resulting in $67,427,000 in excess capital over the Order’s total risk-based capital requirement of $110,393,000. The Bank’s Tier I risk-based capital ratio was 18.1% and its Tier I (core) capital ratio was 13.0%, resulting in $63,849,000 in excess capital over the Order’s Tier I (core) capital requirement of $102,384,000. As of June 30, 2012, the Bank’s total risk-based capital ratio was 19.2%, resulting in $65,828,000 in excess capital over the Order’s total risk-based capital requirement of $110,001,000. The Bank’s Tier I risk-based capital ratio was 17.9% and its Tier I (core) capital ratio was 12.6%, resulting in $60,055,000 in excess capital over the Order’s Tier I (core) capital requirement of $104,180,000. The ratios set forth below include the $20,000,000 capital contribution made to the Bank by SWS Group in December 2011. See additional discussion in “Restricted Cash and Cash Equivalents.”

The Bank’s capital amounts and ratios at December 31, 2012 and June 30, 2012 were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Order’s Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total risk-based capital	$177,820	19.3%	$73,595	8.0%	$91,994	10.0%	$110,393	12.0%
Tier I risk-based capital	166,233	18.1	36,798	4.0	55,196	6.0	73,595	8.0
Tier I (core) capital	166,233	13.0	51,192	4.0	63,990	5.0	102,384	8.0
June 30, 2012
Total risk-based capital	$175,829	19.2%	$73,334	8.0%	$91,667	10.0%	$110,001	12.0%
Tier I risk-based capital	164,235	17.9	36,677	4.0	55,000	6.0	73,334	8.0
Tier I (core) capital	164,235	12.6	52,090	4.0	65,112	5.0	104,180	8.0

EMPLOYEE BENEFITS

Restricted Stock Plan. During the first six-months of fiscal 2013, the Board of Directors approved grants to various officers and employees totaling 65,079 shares with a weighted average market value of $4.84 per share. During the first six-months of fiscal 2012, the Board of Directors approved grants to various officers and employees totaling 67,310 shares with a weighted average market value of $5.20 per share. As a result of these grants, SWS recorded deferred compensation in additional paid in capital of approximately $665,000. For the three and six-months ended December 31, 2012, SWS recognized compensation expense related to restricted stock grants of approximately $266,000 and $608,000, respectively. For the three and six-months ended December 30, 2011, SWS recognized compensation expense related to restricted stock grants of approximately $235,000 and $455,000, respectively.

On November 15, 2012, the stockholders of SWS Group, Inc. approved the adoption of the SWS Group, Inc. 2012 Restricted Stock Plan (“2012 Restricted Stock Plan”). The 2012 Restricted Stock Plan allows for awards of stock to SWS’s directors, officers and employees. The 2012 Restricted Stock Plan authorizes up to 2,630,000 shares of SWS’s common stock to be delivered pursuant to awards granted under the 2012 Restricted Stock Plan. The 2012 Restricted Stock Plan terminates on November 15, 2022. The vesting period is determined on an individualized basis by the Compensation Committee of the Board of Directors.

At December 31, 2012, 370,932 shares were outstanding under the SWS Group, Inc. 2003 Restricted Stock Plan (“2003 Restricted Stock Plan”) and the 2012 Restricted Stock Plan and 2,589,603 shares were available for future grants.

REPURCHASE OF TREASURY STOCK

Periodically, SWS repurchases shares of common stock under a plan approved by the Board of Directors. Currently, SWS is authorized to repurchase 500,000 shares of common stock from time to time in the open market, until February 28, 2013. During the three and six-months ended December 31, 2012 and December 30, 2011, SWS Group did not repurchase any shares of common stock under this plan. The Company does not currently intend to repurchase any shares of common stock under this plan and would be required to obtain approval from Hilltop, Oak Hill and regulatory authorities to repurchase shares under this plan.

Additionally, the trustee under the deferred compensation plan periodically purchases shares of common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in the consolidated financial statements, but participates in dividends declared by SWS. During the six-months ended December 31, 2012, the plan purchased 20,675 shares of common stock at a cost of approximately $121,000, or $5.86 per share. During the six-months ended December 30, 2011, the plan purchased 32,451 shares at a cost of approximately $178,000, or $5.49 per share. The plan distributed 18,068 shares to participants in the six-months ended December 31, 2012. The plan distributed 13,689 shares to participants in the six-months ended December 30, 2011.

Upon vesting of the shares granted under the 2003 Restricted Stock Plan and the 2012 Restricted Stock Plan, the grantees may choose to sell a portion of their vested shares to the Company to cover the tax liabilities arising from the vesting. During the six-months ended December 31, 2012, the Company repurchased 4,647 shares of common stock with a market value of approximately $27,000, at an average price of $5.78 per share, in connection with income tax withholding obligations arising from vesting of restricted stock grants. During the six-months ended December 30, 2011, the Company repurchased 8,463 shares of common stock with a market value of approximately $36,000, at an average of $4.29 per share, in connection with income tax withholding obligations arising from vesting of restricted stock grants.

PREFERRED STOCK

On March 17, 2011, in conjunction with the transaction with Hilltop and Oak Hill, the Board of Directors created the Series A Preferred Stock, par value $1.00 per share. The Company has 17,400 authorized shares of Series A Preferred Stock, and no shares were issued or outstanding at December 31, 2012 and June 29, 2012. If any shares of Series A Preferred Stock are issued, the Series A Preferred Stock will not be entitled to vote with the common stock and will be convertible into shares of common stock at a fixed conversion ratio of 1,000 shares of common stock for each share of Series A Preferred Stock outstanding. The conversion ratio is subject to certain anti-dilution adjustments for extraordinary corporate transactions, such as stock splits, dividends and combinations, the issuance of stock purchase rights, debt or asset distributions (including cash), tender offers or exchange offers and entry into a shareholder rights plan. Each share of Series A Preferred Stock would automatically convert into shares of common stock if such shares were transferred by Hilltop or Oak Hill to a non-affiliate. See additional discussion concerning the Series A Preferred Stock in “Debt Issued with Stock Purchase Warrants.”

INTEREST INCOME AND INTEREST EXPENSE

For the three and six-months ended December 31, 2012 and December 30, 2011 and, for the Bank, for the three and six-months ended December 31, 2012 and 2011, the components of interest income and expense were as follows (in thousands):

	For the Three-Months Ended		For the Six-Months Ended
	December 2012	December 2011	December 2012	December 2011
Interest income:
Customer margin accounts	$2,139	$2,077	$4,279	$4,335
Assets segregated for regulatory purposes	32	55	60	114
Stock borrowed	6,752	12,638	16,746	27,416
Loans	10,307	13,374	21,114	26,889
Bank Investments	1,576	685	3,233	1,178
Other	2,465	2,238	4,464	4,796

	$23,271	$31,067	$49,896	$64,728

Interest expense:
Customer funds on deposit	$58	$97	$113	$187
Stock loaned	4,775	9,999	12,283	21,621
Deposits	123	214	270	475
Federal Home Loan Bank	683	1,029	1,433	2,102
Long-term debt	3,110	2,975	6,185	4,972
Other	963	751	1,743	1,566

	9,712	15,065	22,027	30,923

Total net interest revenue	$13,559	$16,002	$27,869	$33,805

EARNINGS (LOSS) PER SHARE (“EPS”)

The following reconciles the weighted average shares outstanding used in the basic and diluted EPS computation for the three and six-months ended December 31, 2012 and December 30, 2011 (in thousands, except per share and share amounts):

	Three-Months Ended		Six-Months Ended
	December 31, 2012	December 30, 2011	December 31, 2012	December 30, 2011
Net income (loss)	$10,369	$(14,340)	$4,725	$(12,688)
Interest expense on long-term debt	2,022	—	4,020	—
Unrealized gain on warrant valuation	(7,645)	—	(2,324)	—

Adjusted net income (loss)	$4,746	$(14,340)	$6,421	$(12,688)

Weighted average shares outstanding – basic	32,827,652	32,505,204	32,813,910	32,500,324
Effect of dilutive securities	17,391,304	—	17,391,304	—

Weighted average shares outstanding – diluted	50,218,956	32,505,204	50,205,214	32,500,324

Income (loss) per share – basic
Net income (loss)	$0.32	$(0.44)	$0.14	$(0.39)

Income (loss) per share – diluted
Net income (loss)	$0.09	$(0.44)	$0.13	$(0.39)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) are treated as participating securities and are factored into the calculation of EPS, except in periods with a net loss, when they are excluded.

As of December 30, 2011, warrants to acquire 17,391,304 shares of common stock were not included in the calculation of diluted EPS because they were anti-dilutive.

At December 30, 2011, options to acquire 111,000 shares of common stock were outstanding under SWS’s stock option plan. As of December 30, 2011, options to acquire 38,488 shares of common stock were anti-dilutive and were excluded from the calculation of diluted weighted average shares outstanding and diluted EPS. As all options to acquire shares of common stock expired on August 22, 2012, there was no effect on the calculation of diluted weighted average shares outstanding or diluted EPS in the three or six-months ended December 31, 2012.

The Company did not declare a dividend in the first or second quarter of fiscal 2013 or 2012.

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

•

Retail Brokerage: The retail brokerage segment includes retail securities products and services (equities, mutual funds and fixed income products), insurance products and managed accounts and encompasses the activities of the Company’s employee registered representatives and the Company’s independent representatives who are under contract with SWS Financial.

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

SWS’ segments are managed separately based on types of products and services offered and their related client bases. The segments are consistent with how the Company manages its resources and assesses its performance. Management assesses performance based primarily on income before income taxes and net interest revenue (expense). As a result, SWS reports net interest revenue (expense) by segment. SWS’ business segment information is prepared using the following methodologies:

•

the financial results for each segment are determined using the same policies as those described in “Note 1, Significant Accounting Policies”, to the Company’s audited consolidated financial statements contained in the Fiscal 2012
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

The “other” category includes SWS Group, corporate administration and SWS Capital. SWS Capital is a dormant entity that holds approximately $30,000 of assets. SWS Group is a holding company that owns various investments.

The following table presents the Company’s operations by the segments outlined above for the three and six-months ended December 31, 2012 and December 30, 2011:

UNAUDITED FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Three-months ended December 31, 2012

Operating revenue	$3,233	$25,284	$29,368	$694	$3,207	$61,786
Net intersegment revenues	(166)	145	(170)	865	(674)	—
Net interest revenue	1,488	840	3,190	11,077	(3,036)	13,559
Net revenues	4,721	26,124	32,558	11,771	171	75,345
Non-interest expenses	4,836	25,596	23,219	8,799	9,046	71,496
Other gains (losses)	—	—	—	—	11,761	11,761
Depreciation and amortization	17	219	108	435	570	1,349
Income (loss) before taxes	(115)	528	9,339	2,972	2,886	15,610

Three-months ended December 30, 2011

Operating revenue	$2,931	$24,154	$25,138	$(98)	$304	$52,429
Net intersegment revenues	(177)	194	(38)	910	(889)	—
Net interest revenue	1,383	1,018	3,739	12,816	(2,954)	16,002
Net revenues	4,314	25,172	28,877	12,718	(2,650)	68,431
Non-interest expenses	5,128	25,391	20,448	12,207	9,017	72,191
Other gains (losses)	—	—	—	—	(19,262)	(19,262)
Depreciation and amortization	18	239	95	465	620	1,437
Income (loss) before taxes	(814)	(219)	8,429	511	(30,929)	(23,022)

UNAUDITED FINANCIAL INFORMATION

(in thousands)	Clearing	Retail	Institutional	Banking	Other	Consolidated SWS Group, Inc.
Six-months ended December 31, 2012

Operating revenue	$6,496	$52,481	$59,080	$760	$2,768	$121,585
Net intersegment revenues	(353)	348	(59)	1,761	(1,697)	—
Net interest revenue	3,183	1,709	6,373	22,644	(6,040)	27,869
Net revenues	9,679	54,190	65,453	23,404	(3,272)	149,454
Non-interest expenses	9,599	53,343	46,189	19,151	18,170	146,452
Other gains (losses)	—	—	—	—	3,576	3,576
Depreciation and amortization	34	438	209	866	1,194	2,741
Income (loss) before taxes	80	847	19,264	4,253	(17,866)	6,578
Assets(1)	312,038	229,419	1,511,605	1,285,053	65,265	3,403,380

Six-months ended December 30, 2011
Operating revenue	$6,280	$52,266	$54,019	$249	$(1,449)	$111,365
Net intersegment revenues	(390)	415	56	1,846	(1,927)	—
Net interest revenue	3,000	2,116	8,130	25,490	(4,931)	33,805
Net revenues	9,280	54,382	62,149	25,739	(6,380)	145,170
Non-interest expenses	10,170	53,322	43,560	22,480	15,531	145,063
Other gains (losses)	—	—	—	—	(19,433)	(19,433)
Depreciation and amortization	41	461	221	998	1,222	2,943
Income (loss) before taxes	(890)	1,060	18,589	3,259	(41,344)	(19,326)
Assets(1)	286,570	209,479	1,626,450	1,328,116	122,478	3,573,093

(1)	Assets are reconciled to total assets as presented in the December 31, 2012 and December 30, 2011 Consolidated Statements of Financial Condition as follows (in thousands):

	December 31, 2012	December 30, 2011
Amount as presented above	$3,403,380	$3,573,093
Reconciling items:
Unallocated assets:
Cash	24,302	6,602
Receivables from brokers, dealers and clearing organizations	45,078	47,288
Receivable from clients, net of allowances	24,943	17,883
Other assets	19,353	34,614
Unallocated eliminations	(3,003)	(19,541)

Total assets	$3,514,053	$3,659,939

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

These lawsuits are in the discovery stage and the ultimate amount of liability associated with them cannot currently be determined. However, the Company believes it is at least reasonably possible that a loss related to this matter will be incurred. At December 31, 2012 and June 29, 2012, the Company had recorded a liability of approximately $1,000,000 related to this matter.

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

Venture Capital Funds. The Bank has committed to invest $3,000,000 and $2,000,000 in two limited partnership equity funds. These commitments end in fiscal 2017 and fiscal 2020, respectively, unless the limited partners elect to terminate the commitment period at an earlier date in accordance with the terms of the partnership agreement. As of December 31, 2012, the Bank had invested $468,000 of its commitment. Also, in April 2012, the Bank acquired an interest in a private investment fund to obtain additional credit for its obligations under the CRA. The Bank has committed to invest $3,000,000 in the fund. As of December 31, 2012, no contributions have been made by the Bank to this fund. These investments are subject to the Volcker Rule provisions of the Dodd-Frank Act, which limits the Bank to a 3% ownership interest in any private equity fund. The rule will become effective July 21, 2014. Thereafter, financial institutions can request up to three additional one year extensions from the FRB, and the FRB can grant up to a five year extension for investments in illiquid funds made on or before May 21, 2010. Also, funds that are “designed primarily to promote the public welfare” are not subject to the rule as proposed. The Bank’s ownership percentages in one of the limited partnership equity funds and the private investment fund are greater than 3% and would qualify as illiquid funds. In addition, these investments may qualify as “designed primarily to promote the public welfare” as the Bank invests in these funds as a cost effective way of meeting its obligations under the CRA. The Bank’s ownership percentage in the other limited partnership equity fund is less than 3%.

Underwriting. Through its participation in underwriting corporate and municipal securities, SWS could expose itself to material risk that securities SWS has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. At December 31, 2012, the Company had $1,365,000 in total potential liabilities due under outstanding underwriting arrangements.

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

As of December 31, 2012, the Bank had issued stand-by letters of credit in the amount of $244,000. The recourse provision of the letters of credit allows the amount of the letters of credit to become a part of the fully collateralized loans with total repayment as a first lien. The collateral on these letters of credit consists of real estate, certificates of deposit, equipment, accounts receivable or furniture and fixtures.

In the ordinary course of business, the Bank enters into loan agreements where the Bank commits to lend a specified amount of money to a borrower. At any point in time, there could be amounts that have not been advanced on the loan to the borrower, representing unfunded commitments, as well as amounts that have been disbursed but repaid, which are available for re-borrowing under a revolving line of credit. As of December 31, 2012, the Bank had commitments of $29,532,000 relating to revolving lines of credit and unfunded commitments. In addition, as of December 31, 2012, the Bank had approved unfunded new loans in the amount of $25,429,000.

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

The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty. The Bank did not incur any significant losses on its commitments in the first half of fiscal 2013. In addition, management does not believe that the Bank will incur material losses as a result of the commitments existing at December 31, 2012.

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

Southwest Securities is a member of multiple exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company’s maximum potential liability under these arrangements cannot be quantified. However, the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, the Company has not recorded any contingent liability in the consolidated financial statements for these arrangements.

AFFILIATE TRANSACTIONS

Clients and correspondents of SWS have the option to invest in a savings account called Bank Insured Deposits at the Bank. These funds are FDIC insured up to $250,000. These funds are considered core deposits and are the primary funding source for the Bank. The Bank’s total core deposits were $1,046,646,000 and $1,062,491,000 at December 31, 2012 and June 30, 2012, respectively. At December 31, 2012 and June 30, 2012, clients of Southwest Securities had invested $927,051,000 and $930,741,000, respectively, in Bank Insured Deposits.

At June 30, 2010, two directors together with certain members of their families owned approximately 64% of a holding company that owned a local bank. The Bank sold this local bank’s loan participations with outstanding balances of $1,404,000, which were collateralized by foreclosed property at December 31, 2012 and June 30, 2012, respectively. Pursuant to participation agreements with the local bank, the Bank paid no interest and fees to the local bank for the three and six-months ended December 31, 2012 and $59,000 and $83,000 for the three and six-months ended December 31, 2011, respectively. The interest rates on these participations were substantially the same as those participations sold by the Bank to unrelated banks. Prior to January 14, 2013, affiliate transactions were subject to limitations specified in the Order. See “Cease and Desist Order with the Office of the Comptroller of the Currency” for additional information.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s fair value policies are discussed in “Note 1 (y), Fair Value of Financial Instruments” of the Fiscal 2012
Form 10-K.

Recurring Fair Value Measurements.

The following tables summarize by level within the fair value hierarchy “Assets segregated for regulatory purposes,” “Securities owned, at fair value”, “Securities available for sale,” “Securities sold, not yet purchased, at fair value” and “Warrants” which were measured at fair value on a recurring basis at December 31, 2012 and June 29, 2012 and for the Bank at December 31, 2012 and June 30, 2012:

(in thousands)	Level 1	Level 2	Level 3	Total
December 2012
ASSETS
Securities owned, at fair value
Corporate equity securities	$660	$—	$675	$1,335
Municipal obligations	—	149,880	20,304	170,184
U.S. government and government agency obligations	4,711	32,932	—	37,643
Corporate obligations	—	126,701	—	126,701
Other	692	5,230	—	5,922

	$6,063	$314,743	$20,979	$341,785

Securities available for sale
Westwood common stock	$139	$—	$—	$139
U.S. government and government agency obligations	—	325,888	—	325,888
Municipal obligations	—	13,124	—	13,124

	$139	$339,012	$—	$339,151

LIABILITIES

Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$21,512	$179	$—	$21,691
Corporate obligations	—	64,127	—	64,127
Other	—	119	—	119

	$21,512	$64,425	$—	$85,937

Warrants
Warrants	$—	$—	$24,234	$24,234

	$—	$—	$24,234	$24,234

Net assets (liabilities)	$(15,310)	$589,330	$(3,255)	$570,765

(in thousands)	Level 1	Level 2	Level 3	Total
June 2012
ASSETS
Assets segregated for regulatory purposes
U.S. government guaranteed obligations	$10,114	$—	$—	$10,114

	$10,114	$—	$—	$10,114

Securities owned, at fair value
Corporate equity securities	$637	$—	$675	$1,312
Municipal obligations	—	96,862	21,006	117,868
U.S. government and government agency obligations	6,577	34,752	—	41,329
Corporate obligations	—	59,092	—	59,092
Other	691	10,859	—	11,550

	$7,905	$201,565	$21,681	$231,151

Securities available for sale
USHS stock	$3,625	$—	$—	$3,625
Westwood stock	157	—	—	157
U.S. government and government agency obligations	—	301,071	—	301,071
Municipal obligations	—	2,936	—	2,936

	$3,782	$304,007	$—	$307,789

LIABILITIES

Securities sold, not yet purchased, at fair value
U.S. government and government agency obligations	$16,825	$13,637	$—	$30,462
Corporate obligations	—	39,348	—	39,348
Other	—	345	—	345

	$16,825	$53,330	$—	$70,155

Warrants
Warrants	$—	$—	$27,810	$27,810

	$—	$—	$27,810	$27,810

Net assets (liabilities)	$4,976	$452,242	$(6,129)	$451,089

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Corporate Equity Securities	Municipal Obligations	Warrants	Total
Ending balance at June 29, 2012	$675	$21,006	$(27,810)	$(6,129)
Realized loss from write-down in fair value of auction rate securities	—	(702)	—	(702)
Increase in Warrants valuation (unrealized loss)	—	—	(8,185)	(8,185)

Ending balance at September 28, 2012	$675	$20,304	$(35,995)	$(15,016)

Decrease in Warrants valuation (unrealized gain)	—	—	11,761	11,761

Ending balance at December 31, 2012	$675	$20,304	$(24,234)	$(3,255)

At the end of each respective quarterly reporting period, the Company recognizes transfers of financial instruments between levels. During the three and six-months ended December 31, 2012, there were no transfers between levels.

Changes in unrealized gains (losses) and realized gains (losses) for corporate and municipal obligations and corporate equity securities are presented in net gains on principal transactions on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Changes in unrealized gain (loss) for the Warrants are presented in unrealized gain (loss) on Warrants valuation on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The total realized loss included in earnings related to assets and liabilities still held for the three and six-months ended December 31, 2012 was $702,000. The total unrealized gain included in earnings related to assets and liabilities still held for the three and six-months ended December 31, 2012 was $11,761,000 and $3,576,000, respectively. The total unrealized loss included in earnings related to assets and liabilities still held for the three and six-month period ended December 30, 2011 was $19,262,000 and $19,433,000, respectively.

The following table highlights, for each asset and liability measured at fair value on a recurring basis and categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs used in the fair value measurement as of December 31, 2012 (dollars in thousands):

Asset/Liability	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Securities owned, at fair value

Corporate equity securities – auction rate preferred	$675	Analysis of comparable securities	N/A	N/A
Municipal obligations – auction rate bonds	20,304	Discounted Cash Flow	Holding Period	1 to 5 years (3 years)
Warrants
Stock purchase warrants	24,234	Binomial Model	Derived Volatility	51% - 60% (51%)

At December 31, 2012, the Company held 27 auction rate preferred securities that, based on observed values of comparable securities, were valued at their par value of $675,000. Since June 2010, the Company has held up to $1,800,000 in Level 3 auction rate preferred securities, of which $1,200,000 million have been redeemed at par. The remaining $675,000 of auction rate preferred securities are similar to those that were previously redeemed, and the Company anticipates that the remaining securities will also be redeemed at par. While a liquidity discount has been considered for these securities, the Company does not believe a discount is warranted. To the extent these securities are redeemed at a price below par, the Company would consider revaluing any remaining securities at a discounted price.

The Company holds one municipal auction rate bond valued at $20,304,000 at December 31, 2012. This security matures in 2032 and pays interest on a weekly basis that is indexed to a variable short term interest rate. The Company performs a discounted cash flow analysis quarterly to value this bond. This analysis considers the coupon in light of market yields on similar municipal securities. A probability weighted matrix is used to determine what the theoretical value of this security would be if it were redeemed at par in one to five years. In addition, the Company reviews recent market activity in similar securities. The final valuation is derived by applying a weight to the discounted cash flow valuation and observed market values. In the future, there could be further reduction in the valuation of the bond if the spread widens between the coupon paid on the bond and the required market yield, there are changes in observed discounts due to market transactions or there are extensions in the estimated holding period.

The Warrants are valued quarterly using a binomial model that considers the following variables: price and volatility of the Company’s stock, treasury yield, annual dividend and the remaining life of the Warrants. The derived volatility estimate considers both the historical and implied forward volatility of the Company’s common stock. The primary drivers of value of the Warrants are the price and volatility of the Company’s common stock. As the volatility and/or stock price increase, the value of the Warrants increases as well. The movement of these two variables will amplify or offset one another depending on the direction and velocity of their movements. In addition, the Warrants will lose time value as they near their contractual expiration date.

Non-Recurring Fair Value Measurements.

Certain financial and non-financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement only in certain circumstances; for example, when there is evidence of impairment or in other situations where the lower of cost or fair value method of accounting is applied.

The following tables summarize by level within the fair value hierarchy the Company’s financial and non-financial instruments which were measured at fair value on a non-recurring basis at December 31, 2012 and June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
December 2012
Impaired loans (1)	$—	$—	$26,625	$26,625
REO	—	—	29,421	29,421

	$—	$—	$56,046	$56,046

June 2012
Impaired loans (1)	$—	$—	$32,553	$32,553
REO	—	—	32,257	32,257

	$—	$—	$64,810	$64,810

(1)	Includes certain impaired loans measured at fair value through the allocation of specific valuation allowances or principal charge-offs.

For the six-months ended December 31, 2012 and the year-ended June 30, 2012, adjustments to the fair value of impaired loans resulted in a charge to earnings as a provision for loan loss of $2,875,000 and $6,415,000, respectively. For the six-months ended December 31, 2012 and the year-ended June 30, 2012, adjustments to the fair value of REO resulted in a charge to earnings as a write-down of REOs of $705,000 and $546,000, respectively.

Other Fair Value Disclosures.

The Company’s fair value policies for instruments measured at fair value in accordance with the disclosure requirements of Accounting Standards Codification (“ASC”) 820-Fair Value Measurements and Disclosures are discussed in “Note 1 (y), Fair Value of Financial Instruments—Other Fair Value Disclosures” of the Fiscal 2012 Form 10-K.

The recorded amounts, fair value and level of the fair value hierarchy of the Company’s financial instruments at December 31, 2012 and June 29, 2012 and for the Bank at December 31, 2012 and June 30, 2012 were as follows (in thousands):

		December		June
	Level	Recorded Value	Fair Value	Recorded Value	Fair Value
Financial assets:
Cash and cash equivalents	1	$79,631	$79,631	$81,826	$81,826
Restricted cash and cash equivalents	1	30,046	30,046	30,044	30,044
Securities held to maturity:
GNMA securities	2	21,714	22,518	25,904	26,818
Loans, net:
Purchased mortgage loans held for investment	3	368,948	368,136	294,341	294,877
Other loans held for investment	3	436,237	457,684	539,299	620,121
Financial liabilities:
Short-term borrowings	1	181,000	181,000	67,500	67,500
Deposits:
Deposits with no stated maturity	2	1,013,601	1,013,601	1,025,133	1,025,133
Time deposits	2	33,036	33,371	37,100	37,613
Advances from the FHLB	2	62,058	67,226	68,641	80,184
Long-term debt	3	81,015	88,321	79,076	81,345

CEASE AND DESIST ORDER WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY

On February 4, 2011 (the “Effective Date”), the Board of Directors of the Bank signed the Stipulation consenting to and agreeing to the issuance by the OTS of the Order without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Bank. The description of the Order and the corresponding Stipulation set forth in this section or elsewhere in this section or elsewhere in this filing is qualified in its entirety by reference to the Order and Stipulation, copies of which were filed as exhibits to the Company’s Quarterly Report on Form10-Q for the period ended December 31, 2010, which was filed with the SEC on February 9, 2011. On July 21, 2011, the authority to enforce the terms of the Order was transferred to the OCC. On March 16, 2012, the Bank was notified by the OCC that the OCC allowed relief from certain operating and growth restrictions required under the Order. The OCC stated that it had no supervisory objection to any future extensions of Small Business Administration program 504 loans, commercial real estate owner-occupied loans or mechanic’s lien residential 1-4 family construction loans. The OCC also stated that it had no supervisory objection to a future conservative growth plan for the Bank’s balance sheet provided that the Bank maintains capital ratios above the requirements of the Order and concentration levels within policy guidelines. As of December 31, 2012, the provisions of the Order as described in Note 29 of the Fiscal 2012 Form 10-K had not changed. As of December 31, 2012, the Bank was in compliance with the terms of the Order.

The Order was terminated by the OCC on January 14, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

SWS Group, Inc. (together with its subsidiaries, “we,” “us,” “SWS” or the “company”) is engaged in full-service securities brokerage and full-service commercial banking. For the six-months ended December 31, 2012, 85% of our total revenues were generated by our full-service brokerage business and 15% of our total revenues were generated by our commercial banking business. While brokerage and banking revenues are dependent upon trading volumes and interest rates, which may fluctuate significantly, a large portion of our expenses remain fixed. Consequently, net operating results can vary significantly from period to period.

Our business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial impact on our business and results of operations. We also face substantial competition in each of our lines of business. See Forward-Looking Statements and Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 7, 2012 (the “Fiscal 2012 Form 10-K”).

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

Until terminated on January 14, 2013, our banking operations were restricted by and subject to the Order to Cease and Desist, Order No. WN-11-003, effective on February 4, 2011 (the “Order”) originally issued by the Office of Thrift Supervision and then administered by the Office of the Comptroller of the Currency (the “OCC”). On March 16, 2012, the Bank was notified in a letter from the OCC that the OCC allowed relief from certain operating and growth restrictions required under the Order. Specifically, the OCC had no supervisory objection to any future extensions of Small Business Administration program 504 loans, commercial real estate owner-occupied loans, or mechanics lien residential 1-4 family construction loans so long as, prior to funding, the Bank’s Board of Directors or a designated committee of the Bank approved and certified that it complied with internal policies, accounting principles generally accepted in the United States (“GAAP”), regulatory guidance, and safe and sound association practices. In connection with the termination of the Order on January 14, 2013, the Bank has committed to the OCC that the Bank will, among other things: (i) adhere to the Bank’s written business and capital plan as amended from time to time; and (ii) maintain a Tier I capital ratio at least equal to nine percent (9%) of adjusted total assets and a total risk-based capital ratio of at least twelve percent (12%).

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

•

issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of our common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per warrant (assuming each exercises its warrant in full); and

•

granted Hilltop and Oak Hill certain rights, including certain registration rights, preemptive rights, and the right for each to appoint one person to our Board of Directors for so long as each owns 9.9% or more of the outstanding shares of our common stock or securities convertible into at least 9.9% of our outstanding shares of common stock. Mr. Gerald J. Ford and Mr. J. Taylor Crandall have been appointed and elected as directors of SWS Group pursuant to this right.

We entered into the transaction with Hilltop and Oak Hill to ensure that the Bank would maintain adequate capital ratios under the Order and could continue to reduce classified assets in a strategic and efficient manner, as well as to ensure that the broker/dealer business lines would operate without disruption. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report for additional discussion on the loan from Hilltop and Oak Hill.

The funds received from Hilltop and Oak Hill were recorded on our Consolidated Statements of Financial Condition as restricted cash. We are required to keep these funds in a restricted account until our Board of Directors, Hilltop and Oak Hill determine the amount(s) to be distributed to our subsidiaries. Upon approval of the Board of Directors, Hilltop and Oak Hill, SWS Group contributed $20.0 million of this cash to the Bank as capital in the second quarter of fiscal 2012, loaned $20.0 million to Southwest Securities, Inc. (“Southwest Securities”) in the third quarter of fiscal 2012 to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of the company’s day-to-day cash management needs, paid $20.0 million toward its intercompany payable to Southwest Securities and contributed $10.0 million in capital to Southwest Securities in the fourth quarter of fiscal 2012. The remaining $30.0 million is held in a restricted account at SWS Group to be used for general corporate purposes, subject to approval by the Board of Directors, Hilltop and Oak Hill.

Business Environment

Performance in the financial services industry in which we operate is highly correlated to the overall strength of the economy and financial market activity. Overall market conditions are a product of many factors which are beyond our control and can be unpredictable. These factors may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors including the volatility of the equity and fixed income markets, the level and shape of various yield curves, the volume of trading in securities, the value of our customers’ assets under management, the demand for loans, the value of real estate in our markets and the current political environment.

As of December 31, 2012, equity market indices were up versus a year ago with the Dow Jones Industrial Average (the “DJIA”) up 7.26%, the NASDAQ Composite Index (NASDAQ) up 15.91% and the Standards & Poor’s 500 Index (S&P 500) up 13.41%. The DJIA closed at 13,104.14 on December 31, 2012, up from 12,217.56 at December 30, 2011 and 12,880.09 at June 29, 2012. While the indexes showed improvement and reached closing prices that haven’t been reached since 2008, the average daily trading volume on the New York Stock Exchange (NYSE) decreased 24% during the three-months ended December 31, 2012 as compared to the same period of our prior fiscal year. The continued doubt in the economic environment both domestically and in Europe, the nation’s confidence in the current political environment caused by the government’s indecisions regarding the “fiscal cliff” and continued high unemployment, contributed to uncertainty and volatility during the three-months ended December 31, 2012.

Economic and regulatory uncertainty created a challenging operating environment for us during the three and six-months ended December 31, 2012. The national unemployment rate, which was approximately 7.8% at the end of December 2012, was down from a high of 10.0% at the end of

December 2009, and 8.2% at the end of June 2012, but remains at historically high levels. The Federal Reserve Board reduced the federal funds target rate to 0 - 0.25% in December 2008 and announced in January 2013 that it anticipates that rates were unlikely to increase as long as the unemployment rate remains above 6.5%, the short-term inflation rate is projected to be no more than 0.5% above the Federal Open Market Committee’s 2% longer-run goal and longer-term inflation expectations continue to be well anchored.

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

Unemployment and tight credit markets continue to create a fragile economic environment. Indications of this fragile economic environment include the August 2011 downgrade of the United States’ credit rating, the June 2012 Moody’s Investor Services downgrade of the 15 largest U.S. financial institutions including Bank of America Corp., Citigroup Inc., The Goldman Sachs Group, Inc., and JP Morgan Chase & Co. and the volatility of global equity markets primarily due to ongoing debt problems in Europe.

In addition, Texas has experienced distress in residential and commercial real estate values as well as elevated unemployment rates since the last calendar quarter of 2010. These factors, while improving, have had, and will continue to have, a negative impact on our banking and brokerage operations.

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

Liquidity

Dislocation in the credit markets has led to increased liquidity risk. All but $45.0 million of our borrowing arrangements are uncommitted lines of credit and, as such, can be reduced or eliminated at any time by the banks extending the credit. While we have not experienced any reductions in our uncommitted borrowing capacity, our lenders have taken actions that indicate their concerns regarding liquidity and risk in the marketplace. These actions include reduced advance rates for certain security types, more stringent requirements for collateral eligibility, higher interest rates and pre-funding of daily settlements. Should our lenders take any actions that could negatively impact the terms of our lending arrangements, the cost of conducting our business will increase and our volume of business could be limited.

The volatility in the U.S. stock markets has also impacted our liquidity through increased margin requirements at our clearing houses. These margin requirements are determined by the clearing houses through a combination of risk formulas that are periodically adjusted to reflect perceived risk in the market. To the extent we are required to post cash or other collateral to meet these requirements, we will have less liquidity to finance our other businesses. We expect these margin requirements to continue to increase during the remainder of fiscal 2013.

Valuation of Securities

We trade mortgage, asset-backed and other types of fixed income securities on a regular basis. We monitor our trading limits daily to ensure that these securities are maintained at levels we consider to be prudent given current market conditions. We price these securities using a third-party pricing service, and we review the prices monthly to ensure reasonable valuations. At December 31, 2012, we held mortgage and asset-backed securities of approximately $57.7 million included in securities owned, at fair value on the Consolidated Statements of Financial Condition.

Investment in Auction Rate Securities

At December 31, 2012, we held $20.3 million of one auction rate municipal bond which was 11.9% of our municipal portfolio. This security is an investment grade credit, was valued at 92.5% of par as of December 31, 2012 and was yielding less than 1% per year for the three and six-months ended December 31, 2012. We currently have the ability to hold this investment until maturity. While we expect the issuer of this bond to refinance its debt when London Interbank Offered Rates (LIBOR) rise, there can be no certainty that this refinancing will occur. We review this position on a quarterly basis and believe valuation of this bond at 92.5% of par at December 31, 2012 reflects an appropriate discount for the current lack of liquidity in this investment.

Bank. Shortly after closing the Hilltop and Oak Hill transaction, we contributed $20.0 million in capital to the Bank. We believe the $20.0 million capital contribution and access to additional capital from SWS Group provides the Bank with a sound foundation for future earnings, as well as the flexibility to accelerate the reduction of classified assets.

The Bank continued to reduce classified assets in the second quarter of fiscal 2013. Classified assets were $81.4 million at December 31, 2012, down from $110.7 million at June 30, 2012 and $169.6 million at December 31, 2011. Classified assets as a percentage of total capital plus the allowance for loan losses was 42.9% at December 31, 2012, 58.0% at June 30, 2012 and 85.01% at December 31, 2011. Non-performing assets (a subset of classified assets) decreased to $51.9 million at December 31, 2012, from $72.7 million at June 30, 2012 and $67.1 million at December 31, 2011. Though the Bank continues to work diligently to reduce classified assets and improve performance, the slow pace of economic recovery remains a significant risk. Should the economic environment worsen, improvement in classified assets could slow and additional migration of loans to problem status could increase.

The Bank’s loan loss allowance at December 31, 2012 was $18.6 million, or 4.10% of loans held for investment, excluding purchased mortgage loans held for investment, as compared to $22.4 million, or 3.99% of loans held for investment, at June 30, 2012 and $33.1 million, or 4.55% of loans held for investment, at December 31, 2011.

The Bank’s capital ratios at December 31, 2012 were significantly stronger than those at December 31, 2011 and similar to our June 30, 2012 ratios. The Tier I (core) capital ratio was 13.0% and the total risk-based capital ratio was 19.3% at December 31, 2012, as compared to 12.6% and 19.2%, respectively, at June 30, 2012 and 12.1% and 16.9%, respectively, at December 31, 2011. With the stability of these capital ratios and the $20.0 million capital contribution from SWS Group, the Bank’s management has focused on diversifying the balance sheet by reducing loan concentrations and building an investment portfolio.

The Bank has focused on implementing and executing its business plan, which has resulted in the stabilization of past credit quality issues and the OCC lifting the Order under which the Bank has been operating since February 2011. The Bank’s business plan includes the continued diversification of the balance sheet and conservative growth strategies. The Bank’s available for sale investment portfolio was $339.0 million and $304.0 million at December 31, 2012 and June 30, 2012, respectively. The Bank plans to continue to manage a tiered investment portfolio designed to provide cash flows for loan originations. At December 31, 2012 and June 30, 2012, the Bank’s mortgage purchase program loan balance was $368.9 million and $294.3 million, respectively. These loans are held for investment on average for 25 days or less, which substantially limits credit risk.

The primary funding source for the Bank’s balance sheet growth is core deposits from Southwest Securities’ brokerage customers. These core deposits provide the Bank with a stable and low cost funding source. At December 31, 2012 and June 30, 2012, the Bank had $927.1 million and $930.7 million, respectively, in funds on deposit from customers of Southwest Securities, representing approximately 88.6% and 87.6%, respectively, of the Bank’s total deposits.

Events and Transactions

A description of the material events and transactions impacting the company’s results of operations in the periods presented are discussed below.

Warrant valuation. The warrants issued to Hilltop and Oak Hill are presented as liabilities carried at fair value on our Consolidated Statements of Financial Condition. During the three and six-months ended December 31, 2012, the value of these warrants decreased due to the decrease in our stock price from $5.33 at June 29, 2012 to $5.29 at December 31, 2012. The decrease in value resulted in an unrealized pre-tax gain of $3.6 million for the six-months ended December 31, 2012 as compared to an unrealized pre-tax loss of $19.4 million for the six-months ended December 30, 2011. See additional discussion of our valuation of the warrants in “Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements contained in this report.

Auction rate security. We hold an auction rate municipal bond that has been held at 95.7% of par since fiscal 2010. As a result of a recent trade in a similar security at a value less than par and an increase in volatility, in the first quarter of fiscal 2013, we determined that our security should be written down to a value at 92.5% of par. The result was a write down of $702,000 at September 28, 2012. Upon our review of this security’s fair value at December 31, 2012, no additional write down in value was needed. See additional discussion of our valuation of the auction rate security in “Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements contained in this report.

Recapture in allowance for loan loss. The quality of the Bank’s assets continued to improve in the second quarter of fiscal 2013 resulting in a $1.5 million recapture of our provision for loan loss for the three-months ended December 31, 2012.

Hurricane Sandy. On October 29, 2012, the east coast of the United States was hit by Hurricane Sandy. As a result of this hurricane, the equity markets were closed for two days with no trading occurring during those two days, which negatively impacted our results for the three-months ended December 31, 2012.

RESULTS OF OPERATIONS

Consolidated

Net income for the three and six-months ended December 30, 2012 was $10.4 million and $4.7 million, respectively, as compared to a net loss of $14.3 million and $12.7 million for the three and six-months ended December 30, 2011, respectively. The three and six-month periods ended December 31, 2012 and December 30, 2011 contained 62 and 125 trading days and 63 and 131 trading days, respectively.

Southwest Securities was custodian for $29.6 billion and $28.3 billion in total customer assets at December 31, 2012 and December 30, 2011, respectively.

The following is a summary of increases (decreases) in categories of net revenues and operating expenses for the three and six-months ended December 31, 2012 compared to the three and six-months ended December 30, 2011 (dollars in thousands):

	Three-Months Ended		Six-Months Ended
	Amount	% Change	Amount	% Change
Net revenues:
Net revenues from clearing operations	$(103)	(5)%	$(624)	(13)%
Commissions	1,846	6	(1,470)	(2)
Net interest	(2,443)	(15)	(5,936)	(18)
Investment banking, advisory and administrative fees	2,765	35	2,683	15
Net gains on principal transactions	4,274	56	7,361	53
Other	575	11	2,270	24

	$6,914	10%	$4,284	3%

Operating expenses:
Commissions and other employee compensation	$2,721	6%	$3,822	4%
Occupancy, equipment and computer service costs	(286)	(4)	(466)	(3)
Communications	229	7	529	9
Floor brokerage and clearing organization charges	(95)	(9)	(145)	(7)
Advertising and promotional	59	9	178	15
Provision for loan loss	(3,925)	>(100)	(3,925)	>(100)
Other	602	8	1,396	9

	(695)	(1)%	1,389	1%

Other gains/(losses):
Unrealized (gain) loss on warrant valuation	31,023	>100	23,009	>100

Pre-tax income	$38,632	>100%	$25,904	>100%

Net revenues increased $6.9 million for the three-months ended December 31, 2012 as compared to the same period of the prior fiscal year. Commission revenue generated $1.8 million of the increase primarily due to increased customer demand in our taxable fixed income business. Investment banking and advisory fee revenue contributed $2.8 million of the increase due to a 31% increase in assets under management as well as additional fees in our municipal and corporate finance businesses. Net gains on principal transactions increased $4.3 million primarily due to the $3.6 million realized gain on the sale of our U.S. Home Systems, Inc. (“USHS”) shares and increased trading gains in our taxable fixed income business partially offset by reductions in our municipal trading business. These revenue increases were offset by a $2.4 million decrease in net interest revenue. The banking segment contributed $1.7 million of this decrease due to a 22% decrease in our average loan balance and a 40 basis point decrease in the net yield at the Bank as compared to the same period of the prior fiscal year. The institutional segment contributed $0.5 million of the net interest revenue decrease primarily due to a 25% decrease in our average stock lending portfolio balances.

Net revenues increased $4.3 million for the six-months ended December 31, 2012 as compared to the same period of the prior fiscal year. Investment banking and advisory fees generated $2.7 million of this increase primarily due to an increase in administrative fee income from revenue sharing with money market fund providers in our clearing and retail segments, an increase in assets under management in our retail segment and an increase in the number of new financial advisor deals in our institutional segment. Net gains on principal transactions increased $7.4 million due to a $3.6 million realized gain on the sale of our shares of USHS and increased invested capital in our taxable fixed income inventories. Other revenue contributed $2.3 million to the increase primarily as a result of an increase in the value of our deferred compensation plan’s investments. These revenue increases were offset by a $5.9 million decrease in net interest revenue and a $1.5 million decrease in commission revenue. The banking segment contributed $2.8 million to the $5.9 million decrease in net interest revenue due to a 19% decrease in the average loan balance and a 30 basis point decrease in the net yield at the Bank. The institutional segment contributed $1.8 million of the net interest revenue decrease primarily due to a 22% decrease in average stock loan portfolio balances. Interest expense on the $100 million loan from Hilltop and Oak Hill contributed $1.2 million of the decrease in net interest revenue as there was one less month of interest expense for the six-months ended December 30, 2011. The decrease in commission revenue was due primarily to a $3.0 million decrease in our independent registered representatives commission revenue related to the loss of a team of top producers in June 2012 and a decrease in the number of trading days from 131 days in the first half of fiscal 2012 to 125 days in the first half of fiscal 2013.

Operating expenses decreased $0.7 million for the three-months ended December 31, 2012 as compared to the same period of the prior fiscal year. The largest component of this decrease was in the provision for loan loss where we recognized a recapture of $1.5 million in the three-months ended December 31, 2012 as compared to a provision of $2.5 million in the three-months ended December 31, 2011. This decrease was offset by an increase of $2.7 million in commission and other employee compensation primarily due to increased operating revenues.

Operating expenses increased $1.4 million for the six-months ended December 31, 2012 as compared to the same period of the prior fiscal year. The largest component of this increase was a $3.8 million increase in commission and other employee compensation due to a $1.3 million increase in our liability to participants in the deferred compensation plan, a $1.7 million increase in the institutional segment from increased segment revenue and a $1.0 million increase in salary and incentive compensation at the Bank due to increased headcount. Other expenses also increased $1.4 million for the six-months ended December 31, 2012 as compared to the same period of the prior fiscal year. This increase was primarily due to: (i) a $0.7 million increase in legal fees; (ii) a $0.5 million increase in customer bad debt expense; and (iii) a $0.3 million increase in licenses and fees, all of which were partially offset by a $0.3 million decrease in other real estate owned expenses at the Bank. These increases were offset by a decrease in the provision for loan loss where we recognized a recapture of $1.5 million in the six-months ended December 31, 2012 as compared to a provision of $2.5 million in the six-months ended December 31, 2011.

Net Interest Income

We generate net interest income from our brokerage and banking segments. Net interest income from the brokerage segments is dependent upon the level of customer and stock loan balances as well as the spread between the rates we earn on those assets compared with the cost of funds. Net interest is the primary source of income for the Bank and represents the amount by which interest and fees generated by earning assets exceed the cost of funds. The Bank’s cost of funds consists primarily of interest paid to the Bank’s depositors on interest-bearing accounts and long-term borrowings from the Federal Home Loan Bank (the “FHLB”). Net interest income from our brokerage, corporate and banking segments were as follows for the three and six-months ended December 31, 2012 and December 30, 2011 (in thousands):

	Three-Months Ended			Six-Months Ended
	December 31, 2012	December 30, 2011		December 31, 2012	December 30, 2011
Brokerage	$5,519	$6,140		$11,266	$13,244
Bank	11,077	12,816	(1)	22,644	25,490	(1)
SWS Group(2)	(3,037)	(2,954)		(6,041)	(4,929)

Net interest	$13,559	$16,002		$27,869	$33,805

(1)	The net interest reported for the Bank is for the period ended December 31, 2011.
(2)	Consists of interest expense on the loan from Hilltop and Oak Hill.

Average balances of interest-earning assets and interest-bearing liabilities in our brokerage operations were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31, 2012	December 30, 2011	December 31, 2012	December 30, 2011
Daily average interest-earning assets:
Customer margin balances	$237,000	$224,000	$236,000	$226,000
Assets segregated for regulatory purposes	200,000	254,000	196,000	249,000
Stock borrowed	1,300,000	1,714,000	1,387,000	1,772,000
Daily average interest-bearing liabilities:
Customer funds on deposit, including short credits	344,000	369,000	338,000	369,000
Stock loaned	1,248,000	1,692,000	1,345,000	1,752,000

Net interest revenue generated by each segment is reviewed in detail in the segment analysis below.

Income Tax Expense (Benefit)

For the three-months ended December 31, 2012, income tax expense (effective rate of 33.6%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to income before income tax expense due to non-deductible compensation offset by tax exempt interest, state income taxes and income from company-owned life insurance.

For the six-months ended December 31, 2012, income tax expense (effective rate of 28.2%) differed from the amount that would have otherwise been calculated by applying the federal corporate tax rate (35.0%) to income before income tax expense due to non-deductible compensation offset by tax exempt interest, state income taxes and income from company-owned life insurance.

See further discussion regarding reconciliation of the effective tax rate and the federal corporate tax rate in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

We have certain deferred tax assets that were derived from capital losses. To use the deferred tax assets, we must have sufficient capital gain income within the carry-back and carry-forward period available under applicable tax laws. Our deferred tax assets as of December 31, 2012 and December 30, 2011 included $872,000 and $660,000, respectively, which reflected the benefit of capital losses associated with our investments in certain partnership assets. We do not believe it is more likely than not that we will generate sufficient capital gain income within the carry-forward period to recognize the benefit of the capital losses. Accordingly, we have an $872,000 valuation allowance to reflect the amount of the deferred tax assets that we believe is more likely than not to not be recognized.

See additional discussion in “Income Taxes” in the Notes to the Consolidated Financial Statements contained in this report.

Segment Information

The following is a summary of net revenues and pre-tax income (loss) by segment for the three and six-months ended December 31, 2012 as compared to the three and six-months ended December 30, 2011 (dollars in thousands):

	Three-Months Ended
	December 31, 2012	December 30, 2011	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$4,721	$4,314	$407	9%
Retail	26,124	25,172	952	4
Institutional	32,558	28,877	3,681	13
Banking	11,771	12,718 (1)	(947)	(7)
Other	171	(2,650)	2,821	>100

Total	$75,345	$68,431	$6,914	10%

Pre-tax income (loss):
Clearing	$(115)	$(814)	$699	86%
Retail	528	(219)	747	>100
Institutional	9,339	8,429	910	11
Banking	2,972	511 (1)	2,461	>100
Other	2,886	(30,929)	33,815	>100

Total	$15,610	$(23,022)	$38,632	>100%

	Six-Months Ended
	December 31, 2012	December 30, 2011	Increase/ (Decrease)	% Change
Net revenues:
Clearing	$9,679	$9,280	$399	4%
Retail	54,190	54,382	(192)	—
Institutional	65,453	62,149	3,304	5
Banking	23,404	25,739 (1)	(2,335)	(9)
Other	(3,272)	(6,380)	3,108	49

Total	$149,454	$145,170	$4,284	3%

Pre-tax income (loss):
Clearing	$80	$(890)	$970	>100%
Retail	847	1,060	(213)	(20)
Institutional	19,264	18,589	675	4
Banking	4,253	3,259 (1)	994	31
Other	(17,866)	(41,344)	23,478	(57)

Total	$6,578	$(19,326)	$25,904	>100%

(1)	The net revenues and pre-tax income reported for the banking segment are for the periods ended December 31, 2011.

Clearing

Three-Months Ended:

The following is a summary of the results for the clearing segment for the three-months ended December 31, 2012 as compared to the three-months ended December 30, 2011 (dollars in thousands):

	Three-Months Ended
	December 31, 2012	December 30, 2011	Increase/ (Decrease)	% Change
Net revenue from clearing services	$2,177	$2,280	$(103)	(5)%
Net interest	1,488	1,383	105	8
Other	1,056	651	405	62

Net revenues	4,721	4,314	407	9
Operating expenses	4,836	5,128	(292)	(6)

Pre-tax loss	$(115)	$(814)	$699	(86)%

Daily average customer margin balance	$101,000	$110,000	$(9,000)	(8)%

Daily average customer funds on deposit	$178,000	$205,000	$(27,000)	(13)%

Total correspondent clearing customer assets under custody were $14.9 billion and $14.6 billion at December 31, 2012 and December 30, 2011, respectively.

The following table reflects the number of client transactions processed for the three-months ended December 31, 2012 and December 30, 2011 and the number of correspondents at the end of each period.

	Three-Months Ended
	December 31, 2012	December 30, 2011
Tickets for high-volume trading firms	101,423	272,111
Tickets for general securities broker/dealers	156,749	173,965

Total tickets	258,172	446,076

Correspondents	146	164

For the three-months ended December 31, 2012 as compared to the three-months ended December 30, 2011, net revenues in the clearing segment increased $0.4 million while clearing fee revenues decreased 5%.

The $0.1 million decrease in clearing fee revenues was primarily due to lower activity levels for existing correspondents in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. The decrease in clearing fee revenue was offset by a $0.4 million increase in other revenue and a $0.1 million increase in net interest income. The increase in other revenues was primarily due to an increase in administrative fee income from revenue sharing with money market fund providers.

For the three-months ended December 31, 2012 as compared to the three-months ended December 30, 2011, tickets processed for high-volume trading firms decreased 63% while tickets processed for general securities broker/dealers decreased 10%. Revenue per ticket increased approximately 65% from $5.11 for the three-months ended December 30, 2011 to $8.43 for the three-months ended December 31, 2012. The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.

Operating expenses decreased by 6% for the three-months ended December 31, 2012 as compared to the same period last fiscal year primarily due to a decrease in operations and information technology expenses allocated to the segment.

Six-Months Ended:

The following is a summary of the results for the clearing segment for the six-months ended December 31, 2012 as compared to the six-months ended December 30, 2011 (dollars in thousands):

	Six-Months Ended
	December 31, 2012	December 30, 2011	Increase/ (Decrease)	% Change
Net revenue from clearing services	$4,316	$4,939	$(623)	(13)%
Net interest	3,183	3,000	183	6
Other	2,180	1,341	839	63

Net revenues	9,679	9,280	399	4
Operating expenses	9,599	10,170	(571)	(6)

Pre-tax income (loss)	$80	$(890)	$970	>100%

Daily average customer margin balance	$103,000	$111,000	$(8,000)	(7)%

Daily average customer funds on deposit	$350,000	$395,000	$(45,000)	(11)%

The following table reflects the number of client transactions processed for the six-months ended December 31, 2012 and December 30, 2011 and the number of correspondents at the end of each period.

	Six-Months Ended
	December 31, 2012	December 30, 2011
Tickets for high-volume trading firms	194,311	634,705
Tickets for general securities broker/dealers	314,258	372,058

Total tickets	508,569	1,006,763

For the six-months ended December 31, 2012 as compared to the six-months ended December 30, 2011, net revenues in the clearing segment increased 4% while clearing fee revenues decreased 13% and other revenues increased by 63%.

The $0.6 million decrease in clearing fee revenues was primarily due to lower activity levels for existing correspondents in the first six months of fiscal 2013 as compared to the same period last fiscal year. The remainder of the decrease was due to a six-day decrease in the number of trading days from 131 trading days in the first-half of fiscal 2012 to 125 trading days in the first-half of fiscal 2013. The decrease in clearing fee revenues was offset by an increase in other revenues primarily due to a $0.9 million increase in revenue sharing with money market fund providers and increased earnings on customer assets.

For the six-months ended December 31, 2012 as compared to the six-months ended December 30, 2011, tickets processed for high-volume trading firms decreased 69% while tickets processed for general securities broker/dealers decreased 16%. Revenue per ticket increased approximately 73% from $4.91 for the six-months ended December 30, 2011 to $8.49 for the six-months ended December 31, 2012. The change in the mix of tickets processed led to an increase in revenue per ticket as fees charged to high-volume trading firms are discounted substantially from the fees charged to general securities broker/dealers.

Operating expenses decreased slightly for the six-months ended December 31, 2012 as compared to the same period last fiscal year primarily due to a decrease in operations and information technology expenses allocated to the segment.

Retail

Three-Months Ended:

The following is a summary of the results for the retail segment for the three-months ended December 31, 2012 as compared to the three-months ended December 30, 2011 (dollars in thousands):

	Three-Months Ended
	December 31, 2012	December 30, 2011	% Change
Net revenues:
Private Client Group (“PCG”)
Commissions	$12,008	$11,094	8%
Advisory fees	1,814	1,253	45
Insurance products	806	1,061	(24)
Other	73	(18)	>100
Net interest revenue	541	825	(34)

	15,242	14,215	7

	Three-Months Ended
	December 31, 2012	December 30, 2011	% Change
Independent registered representatives (“SWS Financial”)
Commissions	$5,549	$6,958	(20)%
Advisory fees	912	686	33
Insurance products	2,551	1,834	39
Other	248	233	6
Net interest revenue	299	193	55

	9,559	9,904	(3)

Other
Commissions	107	105	2
Advisory fees	814	613	33
Insurance products	378	291	30
Other	24	44	(45)

	1,323	1,053	26

Total	26,124	25,172	4
Operating expenses	25,596	25,391	1

Pre-tax income (loss)	$528	$(219)	>100%

Daily average customer margin balances	$134,000	$111,000	21%

Daily average customer funds on deposit	$114,000	$91,000	25%

PCG representatives	165	163	1%

SWS Financial representatives	308	302	2%

Net revenues in the retail segment increased 4% for the three-months ended December 31, 2012 as compared to the same period last fiscal year. This increase was primarily due to a $1.0 million increase in advisory fees and a $0.5 million increase in insurance products revenue. The increase in advisory fees was due to the following: (i) a $0.7 million increase in management fees due to an increase in assets under management and (ii) a $0.3 million increase in administrative fee income from revenue sharing with money market fund providers. These increases were offset by a $0.5 million decrease in commission revenue for the three-months ended December 31, 2012 as compared to the same period last fiscal year. Although PCG commission revenues were higher, SWS Financial representative turnover led to the net decrease in commission revenues when compared to the same period last fiscal year. Total customer assets were $13.6 billion at December 31, 2012 as compared to $13.0 billon at December 30, 2011. Assets under management were $865.0 million at December 31, 2012 as compared to $662.0 million at December 30, 2011.

While operating expenses remained flat for the three-months ended December 31, 2012 as compared to the same period last fiscal year, commission and other employee compensation expense increased $0.5 million due to an increase in recruiting expenses, employee benefits costs and licenses and fees. This increase was offset by a $0.4 million decrease in legal expense.

Six-Months Ended:

The following is a summary of the results for the retail segment for the six-months ended December 31, 2012 as compared to the six-months ended December 30, 2011 (dollars in thousands):

	Six-Months Ended
	December 31, 2012	December 30, 2011	% Change
Net revenues:
PCG
Commissions	$24,503	$23,742	3%
Advisory fees	3,464	2,656	30
Insurance products	1,792	2,612	(31)
Other	179	(64)	>100
Net interest revenue	1,111	1,670	(33)

	31,049	30,616	1

SWS Financial
Commissions	12,219	15,177	(19)
Advisory fees	1,820	1,378	32
Insurance products	5,367	4,034	33
Other	507	472	7
Net interest revenue	598	446	34

	20,511	21,507	(5)

Other
Commissions	217	217	—
Advisory fees	1,592	1,293	23
Insurance products	746	678	10
Other	75	71	6

	2,630	2,259	16

Total	54,190	54,382	—
Operating expenses	53,343	53,322	—

Pre-tax income	$847	$1,060	(20)%

Daily average customer margin balances	$130,000	$112,000	16%

Daily average customer funds on deposit	$224,000	$175,000	28%

Net revenues in the retail segment remained flat for the six-months ended December 31, 2012 as compared to the same period last fiscal year despite the six fewer trading days during the fiscal 2013 period. Advisory fees were up in all areas of the retail business due to a 31% increase in assets under management as well as increased fees from money market fund revenue sharing. Commission revenues were up 3% in our PCG group while representative turnover resulted in the overall 19% reduction in commission revenues at SWS Financial.

While operating expenses remained flat for the six-months ended December 31, 2012 as compared to the same period last fiscal year, commission and other employee compensation expense decreased $0.6 million due to the lower commissions at SWS Financial. This decrease was offset by a $0.2 million increase in licenses and fees, a $0.2 million increase in operations and information technology expenses allocated to the segment and a $0.1 million increase in money manager fees.

Institutional

Three-Months Ended:

The following is a summary of the results for the institutional segment for the three-months ended December 31, 2012 as compared to the three-months ended December 30, 2011 (dollars in thousands):

	Three-Months Ended
	December 31, 2012	December 30, 2011	% Change
Net revenues:
Commissions
Taxable fixed income	$7,254	$5,691	27%
Municipal finance	2,519	2,421	4
Portfolio trading	3,890	3,210	21
Other	—	7	(100)

	13,663	11,329	21

Investment banking fees
Taxable fixed income	1,531	1,661	(8)
Municipal finance	4,370	3,913	12
Corporate finance	1,230	162	>100
Other	21	(10)	>100

	7,152	5,726	25

Net gains on principal transactions
Taxable fixed income	5,819	3,085	89
Municipal finance	2,569	4,852	(47)
Other	(6)	(34)	82

	8,382	7,903	6

Other	171	180	(5)
Net interest revenue
Stock loan	1,977	2,639	(25)
Other	1,213	1,100	10

Net revenues	32,558	28,877	13
Operating expenses	23,219	20,448	14

Pre-tax income	$9,339	$8,429	11%

Taxable fixed income representatives	35	33	6%

Municipal finance representatives	25	24	4%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the three-months ended December 31, 2012 as compared to the three-months ended December 30, 2011 were as follows (in thousands):

	Three-Months Ended
	December 31, 2012	December 30, 2011
Daily average interest-earning assets:
Stock borrowed	$1,300,000	$1,714,000
Daily average interest-bearing liabilities:
Stock loaned	1,248,000	1,692,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities, for the three-months ended December 31, 2012 and December 30, 2011:

	Three-Months Ended
	December 31, 2012	December 30, 2011
Number of issues	172	135
Aggregate amount of offerings	$10,850,272,000	$10,042,453,000

Net revenues from the institutional segment increased 13% for the three-months ended December 31, 2012 as compared to the three-months ended December 30, 2011, and pre-tax income increased 11%. This increase was due primarily to the $2.3 million increase in commission revenues, the $1.4 million increase in investment banking fees and the $0.5 million increase in net gains on principal transactions. The increase in commission revenues was primarily driven by a $1.6 million increase in taxable fixed income and a $0.7 million increase in portfolio trading. The increase in taxable fixed income was primarily due to improved volumes and customer demand for taxable fixed income securities. The increase in portfolio trading was due to an increase in shares executed for the three-months ended December 31, 2012 when compared to the same period in the prior fiscal year.

Investment banking fees increased 25% for the three-months ended December 31, 2012 as compared to the same period in the last fiscal year due to a $1.5 million increase in advisory services fees generated by our corporate finance and municipal finance businesses in the second quarter of fiscal 2013 when compared to the second quarter of fiscal 2012. The increase in advisory fees for the municipal finance business was due to improved deal flow.

Net gains on principal transactions increased $0.5 million for the three-months ended December 31, 2012 as compared to the same period last fiscal year. This increase was primarily due to a $2.7 million increase in taxable fixed income trading gains, partially offset by a $2.3 million decrease in municipal finance trading gains. This decrease in municipal finance trading gains was primarily due to a market environment in December 2012 with 15 to 30 basis point changes in spreads.

Net interest revenue decreased $0.5 million for the three-months ended December 31, 2012 as compared to the same period last fiscal year due to a 25% decrease in average stock loan balances.

Operating expenses increased 14% for the three-months ended December 31, 2012 as compared to the same period last fiscal year primarily due to a $2.3 million increase in commissions and other employee compensation expense resulting from increased segment revenues and a $0.4 million increase in quotation expense primarily related to taxable fixed income activity.

Six-Months Ended:

The following is a summary of the results for the institutional segment for the six-months ended December 31, 2012 as compared to the six-months ended December 30, 2011 (in thousands):

	Six-Months Ended
	December 31, 2012	December 30, 2011	% Change
Net revenues:
Commissions
Taxable fixed income	$13,243	$13,480	(2)%
Municipal finance	5,331	6,167	(14)
Portfolio trading	8,095	6,290	29
Other	—	7	(100)

	26,669	25,944	3

Investment banking fees
Taxable fixed income	3,156	3,247	(3)
Municipal finance	9,064	7,873	15
Corporate finance	1,354	1,989	(32)
Other	40	—	—

	13,614	13,109	4

Net gains on principal transactions
Taxable fixed income	11,087	4,455	>100
Municipal finance	7,403	10,133	(27)
Other	(20)	(52)	62

	18,470	14,536	27

Other	327	430	(24)
Net interest revenue
Stock loan	4,463	5,795	(23)
Other	1,910	2,335	(18)

Net revenues	65,453	62,149	5
Operating expenses	46,189	43,560	6

Pre-tax income	$19,264	$18,589	4%

Average balances of interest-earning assets and interest-bearing liabilities for the institutional segment for the six-months ended December 31, 2012 as compared to the six-months ended December 30, 2011 were as follows (in thousands):

	Six-Months Ended
	December 31, 2012	December 30, 2011
Daily average interest-earning assets:
Stock borrowed	$1,387,000	$1,772,000
Daily average interest-bearing liabilities:
Stock loaned	1,345,000	1,752,000

The following table sets forth the number and aggregate dollar amount of new municipal bond underwritings conducted by Southwest Securities for the six-months ended December 31, 2012 and December 30, 2011:

	Six-Months Ended
	December 31, 2012	December 30, 2011
Number of issues	331	276
Aggregate amount of offerings	$29,454,738,000	$25,357,639,000

Net revenues from the institutional segment increased 5% for the six-months ended December 31, 2012 as compared to the six-months ended December 30, 2011, and pre-tax income increased 4%. Commission revenues increased $0.7 million primarily driven by a $1.8 million increase in portfolio trading, partially offset by a $0.2 million decrease in taxable fixed income and a $0.8 million decrease in municipal finance. The increase in portfolio trading was due to an increase in shares executed for the six-months ended December 31, 2012 when compared to the same period in the prior fiscal year. The decrease in taxable fixed income was primarily due to the narrowing spreads on taxable fixed income securities. The reduction in municipal finance was primarily due to lower customer demand in the secondary market as compared to the same period of the prior fiscal year.

Investment banking fees increased 4% for the six-months ended December 31, 2012 as compared to the same period in the last fiscal year due to a $1.2 million increase in municipal finance fees resulting from an increase in the number of new issue deals during the six-months ended December 31, 2012 when compared to the six-months ended December 30, 2011. This increase was partially offset by a $0.6 million decrease in corporate finance fees due to a decrease in activity during the first half of fiscal 2013 when compared to the first half of fiscal 2012.

Net gains on principal transactions increased $3.9 million, or 27%, for the six-months ended December 31, 2012 as compared to the same period last fiscal year. This increase was primarily due to a $6.6 million increase in taxable fixed income trading gains partially offset by a $2.7 million decrease in municipal finance trading gains.

Net interest revenue decreased $1.8 million for the six-months ended December 31, 2012 as compared to the same period last fiscal year. This decrease in net interest revenue was primarily due to the 23% decrease in average stock loan balances in an overall slow market.

Other net interest decreased $0.4 million or 18% from the six-months ended December 30, 2011. This decrease was driven by an increase in borrowing costs for our municipal and taxable fixed income businesses.

Operating expenses increased 6% for the six-months ended December 31, 2012 as compared to the same period last fiscal year primarily due to a $1.7 million increase in commissions and other employee compensation expense resulting from increased segment revenues and a $0.7 million increase in quotation expense primarily related to taxable fixed income activity.

Banking

Three-Months Ended:

The following is a summary of the results for the banking segment for the three-months ended December 31, 2012 as compared to the three-months ended December 31, 2011 (dollars in thousands):

	Three-Months Ended
	December 31, 2012	December 31, 2011	% Change
Net revenues:
Net interest revenue	$11,077	$12,816	(14)%
Other	694	(98)	>(100)

Total net revenues	11,771	12,718	(7)
Operating expenses	8,799	12,207	(28)

Pre-tax income	$2,972	$511	>100%

For the three-months ended December 31, 2012 as compared to the three-months ended December 31, 2011, the Bank’s net revenue decreased 7% due primarily to a 22% decrease in average loan balances, as well as a decrease of 40 basis points in the net yield on interest-earning assets. Other revenue for the Bank increased $0.8 million for the three-months ended December 31, 2012 as compared to the same period last fiscal year due to an increase in net gains on the Bank’s equity investments.

Operating expenses decreased $3.4 million for the three-months ended December 31, 2012 when compared to the same period in the prior fiscal year. This decrease was primarily due to the $3.9 million reduction in the provision for loan loss, which resulted from a $1.5 million recapture for the three-months ended December 31, 2012 as compared to a $2.5 million provision for the three-months ended December 31, 2011. This decrease was partially offset by a $0.6 million increase in compensation related to recent hirings when compared to the same period in the prior fiscal year.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the three-months ended December 31, 2012 and 2011 (dollars in thousands):

	Three-Months Ended
	December 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
Residential construction	$2,804	$29	4.1%	$15,699	$173	4.4%
Lot and land development	13,438	258	7.6	37,503	500	5.3
1-4 family	385,319	4,861	5.0	317,183	4,545	5.7
Commercial real estate and multifamily	305,634	4,246	5.5	467,564	6,116	5.2
Commercial	65,250	881	5.4	151,562	1,994	5.2
Consumer	1,888	32	6.6	2,944	46	6.2

Total loans	774,333	10,307		992,455	13,374

Investments:
Money market	24,959	31	0.5	1,003	—	—
U.S. government and government agency obligations – held to maturity	22,825	134	2.3	31,611	173	2.2
U.S. government and government agency obligations – available for sale	346,404	1,354	1.6	78,483	356	1.8
Interest bearing deposits in banks	5,016	1	0.1	1,573	—	—
Federal reserve funds	84,951	53	0.3	208,378	151	0.3
Investments – other	3,405	3	0.4	4,959	5	0.4

Total interest-earning assets	$1,261,893	$11,883	3.7%	$1,318,462	$14,059	4.2%
Non-interest-earning assets:
Cash and due from banks	3,458			5,015
Other assets	42,021			16,790

	$1,307,372			$1,340,267

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$33,935	$86	1.0%	$42,233	$117	1.1%
Money market accounts	19,625	2	0.1	25,293	4	0.1
Interest-bearing demand accounts	9,326	1	0.1	10,014	1	0.1
Savings accounts	948,355	34	0.1	954,578	92	0.1
FHLB advances	63,892	683	4.2	89,901	1,029	4.6
Other financed borrowings	—	—	—	—	—	—

	$1,075,133	$806	0.3%	$1,122,019	$1,243	0.4%

	Three-Months Ended
	December 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate

Non-interest-bearing liabilities:
Non interest-bearing demand accounts	$56,311			$61,918
Other liabilities	5,279			3,014

	1,136,723			1,186,951
Stockholders’ equity	170,649			153,316

	$1,307,372			$1,340,267

Net interest income		$11,077			$12,816

Net yield on interest-earning assets			3.5%			3.9%

(*)	Loan fees included in interest income for the three-months ended December 31, 2012 and 2011 were $654 and $488, respectively.

Interest rate trends, changes in the U.S. economy, competition and the scheduled maturities and interest rate sensitivity of the loan portfolios and deposits affect the spreads earned by the Bank.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Three-Months Ended
	December 31, 2012 as compared to December 31, 2011
	Total	Attributed to
	Change	Volume	Rate	Mix

Interest income:
Loans:
Residential construction	$(144)	$(142)	$(11)	9
Lot and land development	(242)	(321)	219	(140)
1-4 family	316	979	(556)	(107)
Commercial real estate and multifamily	(1,870)	(2,124)	363	(109)
Commercial	(1,113)	(1,139)	47	(21)
Consumer	(14)	(16)	3	(1)
Investments:
Money market	31	15	1	15
U.S. government and government agency obligations – held to maturity	(39)	(48)	12	(3)
U.S. government and government agency obligations – available for sale	998	1,216	(49)	(169)
Interest bearing deposits in banks	1	—	—	1
Federal reserve funds	(98)	(90)	(22)	14
Investments - other	(2)	(2)	—	—

	$(2,176)	$(1,672)	$7	$(511)

Interest expense:
Certificates of deposit	$(31)	$(23)	$(11)	$3
Money market accounts	(2)	(2)	—	—
Savings accounts	(58)	—	(59)	1
FHLB advances	(346)	(298)	(71)	23

	(437)	(323)	(141)	27

Net interest income	$(1,739)	$(1,349)	$148	$(538)

Six-Months Ended:

The following is a summary of the results for the banking segment for the six-months ended December 31, 2012 as compared to the six-months ended December 31, 2011 (dollars in thousands):

	Six-Months Ended
	December 31, 2012	December 31, 2011	% Change
Net revenues:
Net interest revenue	$22,644	$25,490	(11)%
Other	760	249	>100

Total net revenues	23,404	25,739	(9)
Operating expenses	19,151	22,480	(15)

Pre-tax income	$4,253	$3,259	31%

For the six-months ended December 31, 2012 as compared to the six-months ended December 31, 2011, the Bank’s net revenue decreased 9% due primarily to a 19% decrease in average loan balances, as well as a decrease of 30 basis points in the net yield on interest-earning assets. Other revenue for the Bank increased $0.5 million for the six-months ended December 31, 2012 as compared to the same period last fiscal year. This increase was primarily due to a $0.8 million increase in net gains on one of the Bank’s equity investments partially offset by a $0.2 million increase in net losses on the sale of real estate owned (“REO”).

Operating expenses decreased $3.3 million for the six-months ended December 31, 2012 and was primarily attributable to the $3.9 million decrease in the provision for loan losses from a $2.5 million provision for the six-months ended December 31, 2011 to a $1.5 million recapture for the six-months ended December 31, 2012. This decrease was partially offset by a $1.0 million increase in salary expense related to recent hirings.

The following table sets forth an analysis of the Bank’s net interest income by each major category of interest-earning assets and interest-bearing liabilities for the six-months ended December 31, 2012 and 2011 (dollars in thousands):

	Six-Months Ended
	December 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate

Assets:
Interest-earning assets:
Loans:
Residential construction	$3,088	$71	5.0%	$20,638	$529	5.1%
Lot and land development	15,168	465	6.1	47,483	1,048	4.4
1-4 family	384,340	9,712	5.0	267,326	7,996	6.0
Commercial real estate and multifamily	318,921	8,901	5.5	484,033	13,018	5.4
Commercial	73,720	1,903	5.1	159,832	4,205	5.2
Consumer	1,944	62	6.3	3,023	93	6.1

Total loans	797,181	21,114		982,335	26,889

Investments:
Money market	24,346	62	0.5	1,002	1	0.3
U.S. government and government agency obligations – held to maturity	23,875	288	2.4	32,569	415	2.5
U.S. government and government agency obligations – available for sale	343,721	2,773	1.6	49,658	429	1.7
Interest bearing deposits in banks	3,631	—	—	2,055	—	—
Federal reserve funds	76,908	103	0.3	248,419	323	0.3
Investments – other	3,473	7	0.4	4,957	10	0.4

Total interest-earning assets	$1,273,135	$24,347	3.8%	$1,320,995	$28,067	4.2%

	Six-Months Ended
	December 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense (*)	Yield/ Rate	Average Balance	Interest Income/ Expense(*)	Yield/ Rate

Non-interest-earning assets:
Cash and due from banks	$3,668			$4,997
Other assets	41,938			16,625

	$1,318,741			$1,342,617

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Certificates of deposit	$34,842	$179	1.0%	$44,034	$253	1.1%
Money market accounts	22,239	6	0.1	25,502	7	0.1
Interest-bearing demand accounts	9,165	3	0.1	9,888	3	0.1
Savings accounts	954,111	82	—	953,414	212	0.1
FHLB advances	65,796	1,433	4.3	91,693	2,102	4.6
Other financed borrowings	—	—	—	16	—	—

	$1,086,153	$1,703	0.3%	$1,124,547	$2,577	0.5%
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	55,743			64,420
Other liabilities	6,459			3,399

	1,148,355			1,192,366
Stockholders’ equity	170,386			150,251

	$1,318,741			$1,342,617

Net interest income		$22,644			$25,490

Net yield on interest-earning assets			3.5%			3.8%

(*)	Loan fees included in interest income for the six-months ended December 31, 2012 and 2011 were $1,326 and $1,079, respectively.

The following table sets forth a summary of the changes in the Bank’s interest income and interest expense resulting from changes in volume and rate (in thousands):

	Six-Months Ended
	December 31, 2012 as compared to December 31, 2011
	Total	Attributed to
	Change	Volume	Rate	Mix

Interest income:
Loans:
Residential construction	$(458)	$(451)	$(53)	$46
Lot and land development	(583)	(715)	404	(272)
1-4 family	1,716	3,509	(1,262)	(531)
Commercial real estate and multifamily	(4,117)	(4,453)	456	(120)
Commercial	(2,302)	(2,272)	(90)	60
Consumer	(31)	(33)	3	(1)
Investments:
Money market	61	30	1	30
U.S. government and government agency obligations – held to maturity	(127)	(111)	(24)	8
U.S. government and government agency obligations – available for sale	2,344	2,548	(30)	(174)
Federal reserve funds	(220)	(224)	8	(4)
Investments - other	(3)	(3)	—	—

	$(3,720)	$(2,175)	$(587)	$(958)

	Six-Months Ended
	December 31, 2012 as compared to December 31, 2011
	Total	Attributed to
	Change	Volume	Rate	Mix

Interest expense:
Certificates of deposit	$(74)	$(53)	$(27)	$6
Money market accounts	(1)	(1)	—	—
Savings accounts	(130)	—	(131)	1
FHLB advances	(669)	(595)	(111)	37

	(874)	(649)	(269)	44

Net interest income	$(2,846)	$(1,526)	$(318)	$(1,002)

Other

Three-Months Ended:

Pre-tax income from the other segment was $2.9 million for the three-months ended December 31, 2012, as compared to a pre-tax loss of $30.9 million in the same period last fiscal year. The primary driver of the improved results was the change in value of the warrants held by Hilltop and Oak Hill. For the three-months ended December 31, 2012, we recognized an $11.8 million unrealized gain in value while for the three-months ended December 30, 2011, we recognized a $19.3 million unrealized loss on the warrant valuation.

Net revenues increased $2.8 million in the three-months ended December 31, 2012 as compared to the same period last fiscal year. The increase in net revenues was primarily due to the $3.6 million gain recognized from our sale of USHS shares. This increase was partially offset by a $0.9 million decrease in value of our deferred compensation plan’s investments.

Operating expenses remained flat for the three-months ended December 31, 2012 as compared to the three-months ended December 31, 2011.

Six-Months Ended:

Pre-tax loss from the other segment was $17.9 million for the six-months ended December 31, 2012, as compared to a pre-tax loss of $41.3 million in the same period last fiscal year. The primary variance in the $23.0 million increase in pre-tax income was the recognition for the six-months ended December 31, 2012 of a $3.6 million unrealized gain on the valuation of the warrants held by Hilltop and Oak Hill. For the six-months ended December 30, 2011, we recognized a $19.4 million unrealized loss on the warrant valuation for the warrants held by Hilltop and Oak Hill.

Net revenues increased $3.1 million in the six-months ended December 31, 2012 as compared to the same period last fiscal year. The increase in net revenues was primarily due to the $3.6 million gain recognized from our sale of USHS shares. Also, net revenues increased due to a $1.2 million increase in value from our deferred compensation plan’s investments. These increases were partially offset by a $0.7 million write down in fair value of an auction rate municipal bond and a $1.2 million increase in interest expense related to the $100 million loan from Hilltop and Oak Hill in the six-months ended December 31, 2012 as compared to the same period last fiscal year as there was one less month of interest expense for the six-months ended December 30, 2011.

Operating expenses increased $2.6 million for the six-months ended December 31, 2012 as compared to the six-months ended December 31, 2011 primarily due to a $1.3 million decrease in the liability to participants in the deferred compensation plan, a $0.8 million increase in legal fees and a $0.5 million increase in our bad debt expense for customer receivables.

FINANCIAL CONDITION

Investments

In fiscal 2012, the Bank implemented an investment strategy to diversify its balance sheet, absorb excess liquidity, and maximize interest income through an investment in a conservative securities portfolio. The securities portfolio is structured to provide cash flows that will mitigate interest rate risk and ensure that adequate funds are available for new loan originations. The book value of the Bank’s investment portfolio at December 31, 2012 and June 30, 2012 was as follows (in thousands):

	December 31, 2012	June 30, 2012
Government-sponsored enterprises - held to maturity securities	$21,714	$25,904
Government-sponsored enterprises - FHLB stock	3,409	3,830
Government-sponsored enterprises - available for sale securities	325,888	301,071
Municipal obligations - available for sale securities	13,124	2,936

	$364,135	$333,741

Loans and Allowance for Probable Loan Loss

The Bank grants loans to customers primarily in Texas and New Mexico. In the ordinary course of business, the Bank also purchases mortgage loans that originated in various other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions in Texas and New Mexico. Substantially all of the Bank’s loans are collateralized with real estate.

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

Certain types of loans, such as adjustable rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, single family interest only loans, sub-prime loans and loans with initial “teaser” rates, can have a greater risk of non-collection than other loans. At December 31, 2012, the Bank had $10.5 million in junior lien mortgages. These loans represented less than 2% of the Bank’s total loans at December 31, 2012. At December 31, 2012, the Bank did not have any exposure to sub-prime loans and loans with initial teaser rates and had $1.9 million of single family interest only loans.

At December 31, 2012, the Bank’s loan portfolio included a total of $5.2 million in loans with a high loan-to-value ratio. High loan-to-value ratios are defined by regulation with ratios ranging from 75%-90% depending on the type of loan. At December 31, 2012, approximately 22% of these loans were 1-4 single family or lot loans to home builders in North Texas. We addressed the additional risk in these loans in our allowance calculation primarily through our review of the real estate market deterioration adjustment to the historical loss ratio. Additionally, at December 31, 2012, the Bank had one loan with a high loan-to-value ratio that was deemed impaired. The impairment analysis on this loan resulted in no partial charge-off and an impairment allocation of $2,000. Regulatory guidelines suggest that high loan-to-value ratio loans should not exceed 100% of total capital. At December 31, 2012, the Bank’s high loan-to-value ratio loans represented 3% of total capital.

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

Management reviews the loan loss computation methodology on a quarterly basis to determine if the factors used in the calculation are appropriate. Because our problem loans and losses are concentrated in real estate-related loans, we pay particular attention to real estate market deterioration and the concentration of capital in our real estate related loans. Improvement or additional deterioration in the residential and commercial real estate market may have an impact on these factors in future quarters. To the extent we underestimate the impact of these risks, our allowance for loan losses could be materially understated.

Loans receivable at December 31, 2012 and June 30, 2012 are summarized as follows (in thousands):

	December 31, 2012	June 30, 2012
Residential
Purchased mortgage loans held for investment	$368,948	$294,341
1-4 family	69,149	88,826

	438,097	383,167

Lot and land development
Residential land	4,416	10,459
Commercial land	7,042	7,972

	11,458	18,431

Residential construction	2,216	3,954
Commercial construction	11,018	10,605
Commercial real estate	246,496	316,392
Multifamily	48,654	20,110
Commercial loans	64,179	101,440
Consumer loans	1,704	1,943

	823,822	856,042
Allowance for probable loan loss (*)	(18,637)	(22,402)

	$805,185	$833,640

(*)	There is no allowance for probable loan loss for purchased mortgage loans held for investment as these loans are held on average for 25 days or less, which substantially reduces credit risk.

The increase in purchased mortgage loans held for investment from June 30, 2012 to December 31, 2012 is representative of a favorable interest rate environment for home purchases as well as refinancing opportunities. This along with a change in the competitive environment enabled the Bank to grow this business during the six-months ended December 31, 2012. As part of the growth of this business, in the fourth quarter of fiscal 2012, the Bank entered into a sub-participation agreement with a non-affiliate bank for a maximum commitment of $50.0 million. This sub-participation represented 9% of the total purchased mortgage loans held for investment balance at December 31, 2012. The nature of the volume in the purchased mortgage loans held for investment business is volatile and subject to significant variation depending on interest rates, competition and general economic conditions.

The following table shows the scheduled maturities of certain loan categories at December 31, 2012 and segregates those loans with fixed interest rates from those with floating or adjustable rates (in thousands):

	1 year or less	1-5 years	Over 5 years	Total
Commercial construction, commercial real estate and multifamily	$36,239	$157,959	$111,970	$306,168
Commercial loans	21,145	25,011	18,023	64,179
Residential construction loans	893	1,231	92	2,216

Total	$58,277	$184,201	$130,085	$372,563

Amount of loans based upon:
Floating or adjustable interest rates	$46,650	$118,331	$97,665	$262,646
Fixed interest rates	11,627	65,870	32,420	109,917

Total	$58,277	$184,201	$130,085	$372,563

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

Non-performing assets and classified loans as of December 31, 2012 and June 30, 2012 were as follows (dollars in thousands):

	December 31, 2012	June 30, 2012
Loans accounted for on a non-accrual basis
1-4 family	$8,472	$18,443
Lot and land development	1,904	2,965
Residential construction	627	648
Commercial real estate	8,302	12,175
Commercial loans	773	3,120
Consumer loans	—	3

	20,078	37,354

Non-performing loans as a percentage of total loans	2.4%	4.4%

REO
1-4 family	9,286	495
Lot and land development	8,149	10,513
Multifamily	—	8,367
Residential construction	—	1,607

	December 31, 2012	June 30, 2012
Commercial real estate	$11,362	$11,005
Commercial loans	624	270

	29,421	32,257

Performing troubled debt restructuring(*)	2,407	$3,102

Non-performing assets	$51,906	$72,713

Non-performing assets as a percentage of total assets	4.0%	5.6%

Current classified assets
1-4 family	$634	$2,912
Lot and land development	1,152	2,401
Multifamily	701	714
Commercial real estate	22,649	29,126
Commercial loans	4,387	2,816

	29,523	37,969

Total classified assets
1-4 family	18,416	22,987
Lot and land development	11,588	16,301
Multifamily	701	9,081
Residential construction	627	2,255
Commercial real estate	43,730	53,700
Commercial loans	6,367	6,355
Consumer loans	—	3

	$81,429	$110,682

(*)	The remaining balance of loans modified as troubled debt restructuring loans is included in non-performing loans. See the discussion of the Bank’s troubled debt restructuring loans in “Loans and Allowance for Probable Loan Loss” in the Notes to the Consolidated Financial Statements contained in this report.

Approximately $305,000, $596,000, $703,000 and $1,240,000 of gross interest income would have been recorded in the three and six-months ended December 31, 2012 and 2011, respectively, had the non-accrual loans been recorded in accordance with their original terms. Interest income recorded on the non-accrual loans, prior to being placed on non-accrual status, in the three and six-months ended December 31, 2012 and 2011 totaled approximately $0, $15,000, $13,000 and $192,000, respectively.

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

Total classified assets to Bank capital plus allowance for loan loss was 42.9% at December 31, 2012. Classified assets decreased $29.3 million from June 30, 2012 and substantially all classified loans by collateral location are in Texas. Bank management is focused on reducing the classified asset ratio through the disposal of these assets. Depending on the method used, the Bank may be required to record additional write-downs of these assets. While management is diligently working to dispose of these assets quickly, lack of demand for certain property types, length of sales cycle and manpower limitations will impact the time required to ultimately reduce the classified assets to a more acceptable level.

The following table presents an analysis of REO for the three and six-months ended December 31, 2012 and 2011 (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2012	2011	2012	2011
Balance at beginning of period	$32,488	$22,706	$32,257	$23,530
Foreclosures	8,405	3,286	10,891	4,490
Sales	(11,105)	(7,155)	(13,006)	(8,596)
Write downs	(367)	(201)	(926)	(775)
Other	—	—	205	(13)

Balance at end of period	$29,421	$18,636	$29,421	$18,636

The following table presents classified assets as of December 31, 2012 by year of origination (in thousands):

Year Originated	Non- Performing Loans	REO	Performing Troubled Debt Restructuring	Current Classified Assets	Total
Fiscal 2007 or prior	$2,263	$12,544	$407	$3,712	$18,926
Fiscal 2008	8,050	11,220	203	6,617	26,090
Fiscal 2009	3,020	3,641	240	12,017	18,918
Fiscal 2010	6,003	2,016	1,381	2,221	11,621
Fiscal 2011	328	—	36	4,674	5,038
Fiscal 2012	414	—	140	(18)	536
Fiscal 2013	—	—	—	300	300

	$20,078	$29,421	$2,407	$29,523	$81,429

The following table presents an analysis of the allowance for probable loan losses for the three and six-months ended December 31, 2012 and 2011 (dollars in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2012	2011	2012	2011
Balance at beginning of period	$20,892	$39,710	$22,402	$44,433
Charge-offs:
Residential construction	—	(675)	—	(1,020)
Lot and land development	—	(847)	(182)	(1,887)
1-4 family	(12)	—	(163)	(184)
Commercial real estate	(410)	(2,572)	(1,113)	(4,055)
Multifamily	—	(4,393)	—	(6,053)
Commercial loans	(680)	(691)	(1,608)	(1,159)
Consumer loans	—	(10)	—	(10)

Total charge-offs	(1,102)	(9,188)	(3,066)	(14,368)

Recoveries:
Residential construction	17	15	36	135
Lot and land development	54	53	187	109
1-4 family	13	15	69	37
Commercial real estate	20	1	83	218
Commercial loans	188	30	371	72
Consumer loans	5	—	5	—

Total recoveries	297	114	751	571

Net charge-offs	(805)	(9,074)	(2,315)	(13,797)
Additions/(recapture) charged to operations	(1,450)	2,475	(1,450)	2,475

	(2,255)	(6,599)	(3,765)	(11,322)

Balance at end of period	$18,637	$33,111	$18,637	$33,111

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.92%	0.29%	1.41%

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

As a result of the current economic environment and the Order, the Bank significantly limited the growth of its loan portfolio in the second quarter fiscal 2012 in order to allocate the time, resources and capital necessary to support the existing loan portfolio and comply with the terms of the Order. The Bank plans to reestablish marketing efforts to implement a conservative loan growth plan consistent with its business plan which we believe will enhance our core earnings in future years.

The allowance for probable loan losses by loan type as of December 31, 2012 and June 30, 2012 was as follows (dollars in thousands):

	December 31, 2012			June 30, 2012
	Amount	Percent of loans to total loans	Percent of the allowance for loan loss	Amount	Percent of loans to total loans	Percent of the allowance for loan loss
Residential construction	$135	0.3%	0.7%	$350	0.5%	1.6%
Lot and land development	674	1.4	3.6	1,310	2.1	5.9
1-4 family	2,759	53.2	14.8	3,235	44.8	14.4
Commercial real estate	7,768	31.2	41.7	10,628	38.2	47.4
Multifamily	1,831	5.9	9.8	2,866	2.3	12.8
Commercial loans	5,464	7.8	29.3	4,004	11.9	17.9
Consumer loans	6	0.2	0.1	9	0.2	—

	$18,637	100.0%	100.0%	$22,402	100.0%	100.0%

At December 31, 2012, approximately 42% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio while the Bank’s commercial real estate loan portfolio represented approximately 31% of its total loan portfolio. This is down from June 30, 2012 when approximately 47% of the Bank’s loan loss allowance was allocated to its commercial real estate loan portfolio. Even though our concentration in commercial real estate loans has decreased, because commercial real estate loans tend to be individually larger than residential loans, deterioration in this portfolio can lead to volatility in our earnings.

The Bank’s written loan policies address specific underwriting standards for commercial real estate loans. These policies include loan to value requirements, cash flow requirements, acceptable amortization periods and appraisal guidelines. In addition, specific covenants unique to each relationship may be used where deemed appropriate to further protect the lending relationship. Collateral in the commercial real estate portfolio varies from owner-occupied properties to investor properties. We periodically review the portfolio for concentrations by industry as well as geography. All commercial relationships are stress tested at the time of origination and major relationships are then stress tested on an annual basis.

Deposits

Average deposits and the average interest rate paid on deposits for the three and six-months ended December 31, 2012 can be found in the discussion of the Bank’s net interest income under the caption “Results of Operations-Segment Information-Banking.”

The Bank had $13.1 million and $15.4 million of certificates of deposit of $100,000 or greater at December 31, 2012 and June 30, 2012, respectively. The Bank is funded primarily by deposits from Southwest Securities’ brokerage customers, which are classified as core deposits. These core deposits provide the Bank with a stable and low cost funding source. The Bank also utilizes long-term FHLB borrowings to match long-term fixed rate loan funding. At December 31, 2012, the Bank had $927.1 million in funds on deposit from customers of Southwest Securities, representing approximately 89% of the Bank’s total deposits.

Short Term Borrowings and Advances from Federal Home Loan Bank

The table below presents short term borrowings and advances from the FHLB which were due within one year during the three and six-months ended December 31, 2012 and 2011 (dollars in thousands):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2012		2011		2012		2011
		Interest		Interest		Interest		Interest
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
At end of period	$14,061	4.1%	$11,988	4.9%	$14,061	4.1%	$11,988	4.9%
Average balance during period	14,524	4.1%	12,150	5.1%	14,792	4.2%	12,592	5.0%
Maximum month-end balance during period	16,429	—	15,046	—	16,704	—	15,046	—

LIQUIDITY AND CAPITAL RESOURCES

Management believes that our current assets and available liquidity are adequate to meet our liquidity needs over the next 12 months. However, there is no assurance our forecast will prove to be accurate or that we will not be required to raise additional capital. As a result, from time to time, management evaluates various opportunities to supplement the company’s sources of liquidity and capital. In fiscal 2012, this evaluation led to us entering into the credit agreement with Hilltop and Oak Hill, as discussed below. Should we determine we need to obtain additional debt at SWS Group, we would be required to obtain regulatory approval and approval from Hilltop and Oak Hill.

Credit Agreement

On July 29, 2011, we entered into a credit agreement with Hilltop and Oak Hill pursuant to which we obtained a $100.0 million, five year, unsecured loan that accrues interest at a rate of 8% per annum. In addition, we issued warrants to Hilltop and Oak Hill allowing each to purchase up to 8,695,652 shares of common stock at an exercise price of $5.75 per share (subject to anti-dilution adjustments), representing approximately 17% of the common stock of our company per investor as of July 29, 2011 (assuming each exercises its warrant in full). The credit agreement contains restrictions and covenants to which we must adhere as long as the unsecured loan is outstanding. As of December 31, 2012, SWS Group had utilized $70.0 million of the $100.0 million available by: (i) contributing $20.0 million in capital to the Bank to promote growth in the Bank’s loan portfolio; (ii) loaning $20.0 million to Southwest Securities to use in general operations by reducing Southwest Securities’ use of short-term borrowings for the financing of its day-to-day cash management needs; (iii) reducing SWS Group’s intercompany payable to Southwest Securities by $20.0 million and (iv) contributing $10.0 million in capital to Southwest Securities. See “Debt Issued with Stock Purchase Warrants” in the Notes to the Consolidated Financial Statements contained in this report for additional information concerning this credit agreement.

Brokerage

A substantial portion of our assets are highly liquid in nature and consist mainly of cash or assets that are readily convertible into cash. Our equity capital, short-term bank borrowings, interest bearing and non-interest bearing client credit balances, correspondent deposits and other payables finance these assets. We maintain an allowance for doubtful accounts that represents amounts that are necessary in the judgment of management to adequately absorb losses from known and inherent risks in receivables from clients, clients of correspondents and correspondents. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs. Management believes that the brokerage business’ present liquidity position is adequate to meet its needs over the next 12 months.

Short-Term Borrowings. At December 31, 2012, we had short-term borrowing availability under broker loan lines, a $20.0 million unsecured line of credit, an irrevocable letter of credit agreement and a $45.0 million revolving committed credit facility, each of which is described below.

Broker Loan Lines. At December 31, 2012, we had uncommitted broker loan lines of up to $375.0 million. These lines of credit are used primarily to finance securities owned, securities held for correspondent broker/dealer accounts and receivables in customers’ margin accounts. These lines may also be used to release collateral pledged against day loans. These credit arrangements are provided on an “as offered” basis, are not committed lines of credit and can be terminated at any time by the lender. Any outstanding balances under these credit arrangements are due on demand and bear interest at rates indexed to the federal funds rate. At December 31, 2012, $136.0 million was outstanding under these secured arrangements, which amount was collateralized by securities held for firm accounts valued at $219.5 million. Our ability to borrow additional funds is limited by our eligible collateral. See additional discussion under Risk Factors in the Fiscal 2012 Form 10-K.

Unsecured Line of Credit. We also have a $20.0 million unsecured line of credit that is due on demand and bears interest at rates indexed to the federal funds rate. This credit arrangement is provided on an “as offered” basis and is not a committed line of credit. The total amount of borrowings available under this line of credit is reduced by the amount outstanding under any unsecured letters of credit at the time of borrowing. At December 31, 2012, we had no outstanding unsecured letters of credit. At December 31, 2012, there were no amounts outstanding on this line, and we had $20.0 million available for borrowing under this line of credit.

Letter of Credit Agreement. At December 31, 2012, we had an irrevocable letter of credit agreement aggregating $75.0 million pledged to support our open options positions with an options clearing organization. Until drawn, the letter of credit bears interest at 0.5% per annum. If drawn, the letter of credit bears interest at 0.5% per annum plus a fee. The letter of credit agreement is renewable semi-annually. At December 31, 2012, the Company had outstanding, undrawn letters of credit of $60.0 million, bearing interest at a rate of 0.5% per annum. This letter of credit is fully collateralized by marketable securities held in client and non-client margin accounts with a value of $77.7 million at December 31, 2012.

Revolving Credit Facility. On January 28, 2011, Southwest Securities entered into an agreement with an unaffiliated bank for a $45.0 million committed revolving credit facility. The commitment fee is 37.5 basis points per annum and, when drawn, the interest rate is equal to the federal funds rate plus 125 basis points. The agreement requires Southwest Securities to maintain tangible net worth of $150.0 million. As of December 31, 2012, there was $45.0 million outstanding under this credit facility. The $45.0 million of secured borrowings was collateralized by securities with a value of $73.6 million at December 31, 2012.

Net Capital Requirements. Our broker/dealer subsidiaries are subject to the requirements of the SEC relating to liquidity, capital standards and the use of client funds and securities. The amount of any broker/dealer subsidiaries’ net assets that may be distributed to the parent of the broker/dealer is subject to restrictions under applicable net capital rules. Historically, we have operated in excess of the minimum net capital requirements. See “Regulatory Capital Requirements” in the Notes to the Consolidated Financial Statements contained in this report for additional information concerning these requirements.

Secured Borrowings. We participate in transactions involving securities sold under repurchase agreements (“repos”), which are secured borrowings that we record in our Statements of Financial Condition as other liabilities. These securities generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. We may be required to provide additional collateral based on the fair value of the underlying securities.

Banking

Liquidity is monitored daily to ensure the Bank’s ability to meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. The Bank’s liquidity is maintained in the form of readily marketable loans and investment securities, balances with the FHLB, Federal Reserve Bank of Dallas, federal funds sold to correspondent banks and vault cash. At December 31, 2012, the Bank had net borrowing capacity with the FHLB of $122.0 million. In addition, at December 31, 2012, the Bank had the ability to borrow up to $29.9 million in funds from the Federal Reserve Bank of Dallas under its secondary credit program.

In the second quarter of fiscal 2010, the Bank entered into a secured line of credit agreement with the Federal Reserve Bank of Dallas. This line of credit is secured by the Bank’s commercial loan portfolio. This line of credit is due on demand and bears interest at a rate 50 basis points over the federal funds target rate. This line of credit is used to support short-term liquidity needs and, at December 31, 2012, there were no amounts outstanding.

The Bank’s asset and liability management policy is intended to manage interest rate risk. The Bank accomplishes this through management of the periodic repricing of its interest-earning assets and its interest-bearing liabilities. Overall interest rate risk is monitored through reports showing both sensitivity ratios, a simulation model and existing “GAP” data. (See the Bank’s GAP analysis in “Risk Management-Market Risk-Interest Rate Risk-Banking.”) At December 31, 2012, $927.1 million of the Bank’s deposits were from brokerage customers of Southwest Securities. Current events in the securities markets could impact the amount of these funds available to the Bank.

Capital Requirements. The Bank is subject to various regulatory capital requirements administered by federal agencies. Quantitative measures established by regulation to ensure capital adequacy require maintaining minimum amounts and ratios of total and Tier I capital (as defined in 12 CFR 165 and 12 CFR 167) to risk-weighted assets (as defined) and of Tier I (core) capital (as defined) to adjusted assets (as defined). At December 31, 2012, the Bank had a total risk-based capital ratio of 19.3%, which resulted in excess capital of $67.4 million over the Order’s total risk-based capital requirement of $110.4 million, and the Bank had a Tier I (core) capital ratio of 13.0% or $63.8 million over the Order’s Tier I (core) capital requirement of $102.4 million. At December 31, 2012, the Bank had a Tier I risk-based capital ratio of 18.1%. Under federal law, the OCC may require the Bank to apply another measure of risk-weight or capital ratio that the OCC deems appropriate. In connection with the termination of the Order on January 14, 2013, the Bank has committed to the OCC that the Bank will, among other things maintain a Tier I capital ratio at least equal to nine percent (9%) of adjusted total assets and a total risk-based capital ratio of at least twelve percent (12%).

The Bank has historically met all capital adequacy requirements. As of December 31, 2012, the Bank met all capital requirements to which it was subject and satisfied the capital requirements to be defined as a “well-capitalized institution.” However, as a result of the issuance of the Order, the Bank was deemed to be “adequately capitalized” and no longer met the definition of “well capitalized” under federal statutes and OCC regulations even though its capital ratios met or exceeded all applicable requirements under Federal law, OCC regulations and the Order. See additional discussion in “Cease and Desist Order with the Office of the Comptroller of the Currency” in the Notes to the Consolidated Financial Statements contained in this report. Should the Bank not meet these requirements, certain mandatory and discretionary supervisory actions (as defined in 12 CFR 165.6) could be applicable.

Off-Balance Sheet Arrangements

We generally do not enter into off-balance sheet arrangements, as defined by the SEC. However, our broker/dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk. See Note 28 of the Notes to Consolidated Financial Statements in the Fiscal 2012 Form 10-K.

Cash Flow

Net cash used in operating activities was $105.2 million for the six-months ended December 31, 2012. Net cash provided by operating activities was $17.1 million for the six-months ended December 30, 2011. The net cash used in operating activities was primarily due to an increase in assets segregated for regulatory purposes as well as a $110.6 million increase in securities owned.

Net cash provided by investing activities was $6.8 million for the six-months ended December 31, 2012. Net cash used in investing activities was $234.7 million for the six-months ended December 30, 2011. The net cash provided by investing activities was primarily due to the $65.3 million of proceeds received on investments by both the Bank and the Company, $12.4 million of proceeds received from the sale of certain fixed assets and real estate and an increase in proceeds received from loan repayments not otherwise offset by new loan originations and purchases, partially offset by an $88.2 million investment by the Bank in its securities portfolio.

Net cash provided by financing activities totaled $96.2 million and $49.5 million for the six-months ended December 31, 2012 and December 30, 2011, respectively. The primary driver of the cash provided by financing activities was an increase in cash proceeds from short term borrowings.

We expect that cash flows provided by operating activities and short-term borrowings will be the primary source of working capital for the next 12 months.

Treasury Stock

Periodically, we repurchase our shares of common stock under a plan approved by our Board of Directors. In August 2011, the Board of Directors of SWS Group approved a plan authorizing us to repurchase up to 500,000 shares of common stock from time to time in the open market for an 18-month period ending on February 28, 2013. During the six-months ended December 31, 2012, no shares were purchased under this program. We do not currently intend to repurchase any shares of common stock under this plan, and any repurchase would require the approval of Hilltop, Oak Hill and regulatory authorities.

The trustee under our deferred compensation plan periodically purchases shares of our common stock in the open market in accordance with the terms of the plan. This stock is classified as treasury stock in our consolidated financial statements, but participates in future dividends declared by us. During the six-months ended December 31, 2012, the plan purchased 20,675 shares at a cost of approximately $121,000, or $5.86 per share, and 18,068 shares were sold or distributed to participants pursuant to the plan during the six-months ended December 31, 2012.

As restricted stock grants vest, grantees may sell a portion of their vested shares to us to cover the tax liabilities arising from vesting. As a result, in the six-months ended December 31, 2012, we purchased 4,647 shares of common stock with a market value of approximately $27,000, or an average of $5.78 per share, to cover tax liabilities.

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

Banking. Credit risk is the possibility that a borrower or counterparty will fail to meet its obligations in accordance with agreed terms and is inherent in all types of lending. The Bank has developed and continues to enhance its policies and procedures to provide a process for managing credit risk. These policies and procedures include underwriting guidelines, credit and collateral tracking and detailed loan approval procedures which include officer and director loan committees. The Bank also maintains a detailed loan review process to monitor the quality of the loan portfolio. The Bank makes loans to customers primarily in Texas and New Mexico. The Bank also purchases mortgage loans which have been originated in other areas of the United States. Although the Bank has a diversified loan portfolio, a substantial portion of its portfolio is dependent upon the general economic conditions in Texas and New Mexico. Policies and procedures, which are in place to manage credit risk, are designed to be responsive to changes in these economic conditions.

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

The following table illustrates the estimated change in net interest margin based on shifts in interest rates of positive 300 basis points and negative 100 basis points:

Hypothetical Change in Interest Rates	Projected Change in Net Interest Margin
+300	-8.36%
+200	-6.40%
+100	-3.85%
0	0%
-50	-4.32%
-100	-6.50%

The following GAP analysis table indicates the Bank’s interest rate sensitivity position at December 31, 2012 (in thousands):

	Repricing Opportunities
	0-6 months	7-12 months	1-3 years	3+ years
Earning assets:
Loans-gross	$683,817	$31,224	$52,582	$56,199
Securities and FHLB stock	3,904	9,270	31,901	319,060
Interest bearing deposits	51,983	—	—	—

Total earning assets	739,704	40,494	84,483	375,259

Interest bearing liabilities:
Transaction accounts and savings	959,298	—	—	—
Certificates of deposit	13,363	9,128	9,849	696
Borrowings	7,607	8,743	21,291	24,417

Total interest bearing liabilities	980,268	17,871	31,140	25,113

GAP	$(240,564)	$22,623	$53,343	$350,146

Cumulative GAP	$(240,564)	$(217,941)	$(164,598)	$185,548

Market Price Risk. We are exposed to market price risk as a result of making markets and taking proprietary positions in securities. Market price risk results from changes in the level or volatility of prices, which affect the value of securities or instruments that derive their value from a particular stock or bond, a basket of stocks or bonds or an index.

The following table categorizes “Securities owned, at fair value” net of “Securities sold, not yet purchased, at fair value,” which are in our securities owned and securities sold, not yet purchased, portfolios and “Securities available for sale” in our available-for-sale portfolio, which are subject to interest rate and market price risk at December 31, 2012 (dollars in thousands):

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Trading securities, at fair value
Municipal obligations	$1,426	$15,404	$33,200	$99,850	$149,880
Auction rate municipal bonds	—	—	—	20,304	20,304
U.S. government and government agency obligations	4,145	(1,606)	8,788	4,625	15,952
Corporate obligations	5,534	9,852	8,041	39,147	62,574

Total debt securities	11,105	23,650	50,029	163,926	248,710
Corporate equity securities	—	—	—	1,335	1,335
Other	5,803	—	—	—	5,803

	$16,908	$23,650	$50,029	$165,261	$255,848

Restricted cash and cash equivalents	$30,046	$—	$—	$—	$30,046

	Years to Maturity
	1 or less	1 to 5	5 to 10	Over 10	Total
Weighted average yield
Municipal obligations	1.3%	1.9%	2.5%	3.9%	3.4%
Auction rate municipal bonds	—	—	—	0.4%	0.4%
U.S. government and government agency obligations	—	0.5%	1.2%	3.3%	1.4%
Corporate obligations	1.5%	2.8%	3.5%	5.6%	3.8%

Available-for-sale securities, at fair value
Securities available for sale	$9,905	$57,229	$33,200	$238,817	$339,151

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

FORWARD-LOOKING STATEMENTS

From time to time, we make statements (including some contained in this report) that predict or forecast future events, depend on future events for their accuracy, or otherwise contain “forward-looking” information and constitute “forward-looking statements” within the meaning of applicable U.S. securities legislation. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words. By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results may differ materially as a result of various factors, some of which are outside of our control, including:

•	the interest rate environment;

•	the volume of trading in securities;

•	the liquidity in capital markets;

•	the volatility and general level of securities prices and interest rates;

•	the ability to meet regulatory capital requirements administered by federal agencies;

•	the level of customer margin loan activity and the size of customer account balances;

•	the demand for real estate in Texas, New Mexico and the national market;

•	the credit-worthiness of our correspondents, counterparties in securities lending transactions and of our banking and margin customers;

•	the demand for investment banking services;

•	general economic conditions, especially in Texas and New Mexico and investor sentiment and confidence;

•	the value of collateral securing the loans we hold;

•	competitive conditions in each of our business segments;

•	changes in accounting, tax and regulatory compliance requirements;

•	changes in federal, state and local tax rates;

•	the ability to attract and retain key personnel;

•	the availability of credit lines, credit agreements and credit facilities;

•	the potential misconduct or errors by our employees or by entities with whom we conduct business;

•	the ability of borrowers to meet their contractual obligations and the adequacy of our allowance for loan losses; and

•	the potential of litigation and other regulatory liability.

Our future operating results also depend on our operating expenses, which are subject to fluctuation due to:

•	variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, or other market variables;

•	variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred to maintain our infrastructure; and

•	unanticipated costs which may be incurred from time to time in connection with litigation, regulation and compliance, loan analyses and modifications or other contingencies.

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

The information required by this item is hereby incorporated by reference from “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Management.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under to the Exchange Act) as of December 31, 2012. Based on such evaluation, our management, including the principal executive officer and principal financial officer, has concluded that, as of December 31, 2012, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under to the Exchange Act) during the six-months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SWS Group, Inc. (Registrant)

February 7, 2013	/S/ James H. Ross
Date	(Signature)
James H. Ross
Director, President and Chief Executive Officer
(Principal Executive Officer)

February 7, 2013	/S/ Stacy M. Hodges
Date	(Signature)
Stacy M. Hodges
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

SWS GROUP, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2009

3.2	Restated By-laws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 7, 2012

3.3	Certificate of Designations of Non-Voting Perpetual Participating Preferred Stock, Series A of SWS Group, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.1	Warrant to purchase up to 8,695,652 shares of Common Stock, issued on July 29, 2011 to Hilltop Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.2	Warrant to purchase up to 8,419,148 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Partners III, L.P., incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.3	Warrant to purchase up to 276,504 shares of Common Stock, issued on July 29, 2011 to Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

4.4	Investor Rights Agreement dated as of July 29, 2011 among SWS Group, Inc., Hilltop Holdings, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P., incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 1, 2011

31.1*	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101#	The following materials from SWS Group, Inc.’s quarterly report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2012 and June 29, 2012; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six-months ended December 31, 2012 and December 30, 2011; (iii) Consolidated Statements of Cash Flows for the six-months ended December 31, 2012 and December 30, 2011 and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.
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